Form 10-Q
period 1994-04-30
LAKELAND INDUSTRIES INC
filed 1995-06-09
CIK 798081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10 - Q
(Mark one)
    X  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended, April 30, 1995
OR
____  TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number:  0-15535

LAKELAND INDUSTRIES, INC.

(Exact name of Registrant as specified in it's charter)

             Delaware               13-3115216
(State of incorporation)  (IRS Employer Identification Number)

711-2 Koehler Avenue, Ronkonkoma, New York  11779
(Address of principal executive offices)

(516) 981-9700
(Registrant's telephone number, including area code)

 Indicate by check mark whether, the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO _____

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value, outstanding at June 8, 1995 -
2,550,000 shares.

LAKELAND INDUSTRIES, INC.
AND SUBSIDIARIES

FORM 10-Q

 The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:
Item 1.  Financial Statements:
                                                 Page
Introduction                                       1
Condensed Consolidated Balance Sheets
- - - April 30, 1995 and January 31, 1995
                                                   2
Condensed Consolidated Statements
of Operations and Retained Earnings -
Three Months Ended April 30, 1995 and 1994         3
Condensed Consolidated Statements of
Cash Flows - Three Months Ended April 30, 1995
and 1994                                           4
Notes to Condensed Consolidated Financial
Statements                                         5

Item 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations      6

PART II - OTHER INFORMATION:
Item 6. Exhibits and Reports on Form 8-K        None
Signatures                                         7

LAKELAND INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
   Introduction

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 1995.
 The results of operations for the three month periods ended April 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
               April 30,      January 31,
ASSETS                    1995            1995
                    (unaudited)


   Current Assets:
Cash                          $196,086        $119,919
Accounts receivable-trade,
net of allowance for
doubtful accounts of
$376,000 at April 30, 1995
and January 31, 1995         5,404,795       4,408,871
Inventories                  9,315,664       8,858,298
Deferred income taxes          455,000         455,000
Other current assets           220,169         160,551
                               -------         -------
     Total current assets   15,591,714      14,002,639
Property and equipment, net
of accumulated depreciation
of $1,259,000 at April 30,
1995 and $1,208,000
January 31,1995                 734,503        691,258
Excess of cost over the
fair value of net assets
acquired, net of accumulated
amortization of $124,000 at
April 30, 1995 and
$117,000 at January 31, 1995     389,019       396,428
Mortgage receivable              152,978       154,437
Other assets                     312,945       317,086
                                 -------       -------
                             $17,181,159   $15,561,848
                             ===========   ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Current Liabilities:
Accounts payable              $3,380,556    $2,824,548
Current portion of long-term
liabilities                    4,577,302     3,615,873
Accrued expenses and other
current liabilities              224,253       372,416
                               ---------     ---------
  Total current liabilities    8,182,111     6,812,837
                               ----------    ----------
Long-term liabilities            440,915        440,915
                                --------      ---------
Deferred income taxes            133,000        133,000
                               ---------      ---------

Commitments and Contingency
Stockholders' Equity
Preferred stock, $.01 par;
authorized 1,500,000 shares
(none issued)

Common stock, $.01 par;
authorized 10,000,000 shares;
issued and outstanding
2,550,000 shares                  25,500         25,500
Capital in excess of par value 5,981,226      5,981,226
Retained earnings              2,418,407      2,168,370
  Total stockholders' equity   8,425,133      8,175,096
                              $17,181,159    $15,561,848
                              ===========    ===========

  See notes to condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (UNAUDITED)



                                      THREE MONTHS ENDED
                                         April 30,
                                    1995           1994

Net Sales                    $10,660,593     $8,815,846
Cost of Goods Sold             8,776,628      7,142,309
Gross Profit                   1,883,965      1,673,537
Operating Expenses             1,378,002      1,202,400
                              ----------      ---------
Income from Operations           505,963        471,137
Other Income/(expense), net       22,534          8,114
Interest Expense               (113,460)       (57,931)
                               ---------       --------
Income before income taxes       415,037        421,320
Provision for income taxes       165,000        135,000
                               ---------       --------
Net Income                       250,037        286,320
Retained earnings at
beginning of period            2,168,370        746,892
                               ---------        -------
Retained earnings at end
of period                     $2,418,407     $1,033,212
                              ==========     ==========
Income per common and
common equivalent share             $.09           $.11
                                    ====           ====

Number of common and common
equivalent shares outstanding  2,655,797      2,594,692
                               =========      =========

See notes to condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

                              THREE MONTHS ENDED
                                            April 30,
                                    1995           1994

Cash Flows from Operating
Activities:
Net Income                      $250,037       $286,320
Adjustments to reconcile
net income to net cash
provided by operating
activities:
Depreciation and amortization     60,548         64,056
Decrease (increase) in
accounts receivable            (995,924)       (83,212)
Decrease (increase) in
inventories                    (457,366)      (308,513)
Decrease in deferred income
tax assets                             0         25,000
Decrease (increase) in other
current assets                  (59,618)         12,247
Decrease (increase) in other
assets                             5,600              0
Increase (decrease) in
accounts payable, accrued
expenses and other current
liabilities                      407,845        296,646
                                 -------        -------


Net cash provided by
operating activities           (788,878)        292,544

Cash Flows from Investing
Activities -
Purchases of property and
equipment - net                 (96,384)       (31,095)

Cash Flows from Financing
Activities:
Net borrowings (reduction)
under line of credit
agreement                        961,429      (250,213)
                                 -------      ---------

Net increase (decrease)
in cash                           76,167         11,236
Cash at beginning of
period                           119,919         13,353
                                 -------         ------
Cash at end of period           $196,086        $24,589
                                ========        =======


See notes to condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A      Inventories:
Inventories consist of the following:

                               April 30,     January 31,
                                  1995           1995
          Raw materials        $3,951,960     $3,097,052
          Work in process       2,170,474      2,092,028
          Finished goods        3,193,230      3,669,218
                               ----------      ---------
                               $9,315,664     $8,858,298
                                =========      =========
  Inventories are stated at the lower of cost or market. Cost is determined generally on the first-in, first-out method.

B. Earnings Per Common and Common Equivalent Share:
Earnings per share for the three month periods ended April 30, 1995 and 1994 is based on the weighted average number of common shares outstanding and common share equivalents.

C.  Revolving Credit Facility:
At April 30, 1995, the balance outstanding under the Company's secured revolving credit facility amounted to $4,527,302. The Company was not in compliance with the loan covenant regarding the ratio of debt to net worth at April 30, 1995, but has received a waiver form the lending institution. This facility bears interest at the bank's prime rate, plus 1.5%, is collateralized by the Company's inventory and accounts receivable and expires on September 22, 1995. The Company is currently reviewing several proposals related to the renewal or replacement of its current credit facility.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

  Three months ended April 30, 1995 compared to the three months ended April 30, 1994:
  Net Sales for the quarter ended April 30, 1995 increased $1,845,000 or 20.9% to $10,661,000 from $8,816,000 reported for the corresponding period of the prior year. Widening of the customer base, a price increase effective with orders received as of February 1, 1995 and increased unit shipments of various protective garment products are the principle reasons for the upward trend. This industry continues to be highly competitive. Net Sales increased 18.6% , during the quarter ended April 30, 1995 as compared to the immediate preceding quarter, principally due to volume increases of various protective garments and the price increase mentioned above.
  However, gross profit as a percentage of net sales decreased to 17.7% for the quarter ended April 30, 1995 from 19% reported for the corresponding period of the prior year, principally due to the cost of material increasing at the commencement of the new fiscal year, shipments to customers with the new price increase shipping later in the quarter and the Company meeting competitive pricing on it's most popular disposable products. Gross profit margins increased 5.5% during the quarter ended April 30, 1995 from the immediate preceding quarter, principally due to the recognition of certain raw and finished goods inventory write-offs during the previous quarter.
  Operating expenses as a percentage of net sales decreased, to 12.9% for the quarter ended April 30, 1995 from 13.6% for the corresponding period of the prior year, as cost reduction programs continue and sales continue to increase.
  Interst expense increased as interest rates and borrowing increased during the current year quarter.
  As a result of the foregoing, operating income decreased slightly to $250,000 for the quarter ended April 30, 1995 from $286,000 from the corresponding period of the prior year.


LIQUIDITY and CAPITAL RESOURCES
  Lakeland has historically met its cash requirements through funds generated from operations and borrowings under a revolving credit facility. In September 1993, the Company entered into a $5 million, two-year, secured revolving credit agreement with a bank, replacing the $3.4 million line that was to expire in November 1993. Borrowings under this credit facility bear interest at a rate per annum equal to the higher of the prime commercial lending rate (plus 1.5%) as specified by the bank or the Federal Funds Rate (plus .5%). The Company's April 30, 1995 balance sheet shows strong current ratios and working capital position with the Company receiving a waiver for non-compliance with one covenant of its revolving credit agreement at April 31, 1995. This facility matures on September 22, 1995. Management is in negotiations with the Bank and other lenders to renew the facility or to replace this facility and believes it will ultimately be successful in obtaining a new long-term credit agreement. The Company's management believes that its positive financial position, together with a new credit agreement, will provide sufficient funds for operating purposes for the next twelve months.

Item 6. Exhibits and Reports on Form 8-K:
a - None
b - No reports on Form 8-K were filed during the three month period ended April 30, 1995

_________________SIGNATURES_________________

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LAKELAND INDUSTRIES, INC.
(Registrant)

Date:  June 9, 1995               Raymond J. Smith
                                Raymond J. Smith,
                              President and Chief Executive
Officer




Date:  June 9, 1995               James M  McCormick
                              James M. McCormick,
                              Vice President and Treasurer
                              (Principal Accounting Officer)