Form 10-Q
period 1995-10-31
LAKELAND INDUSTRIES INC
filed 1995-12-08
CIK 798081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                      FORM 10 - Q

(Mark one)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended October 31, 1995
                                  OR
_____ TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                to

Commission File Number:   0-15535
                        LAKELAND INDUSTRIES, INC.
    (Exact name of Registrant as specified in its charter)

      Delaware       13-3115216

     (State of incorporation)   (IRS Employer Identification Number)

      711-2 Koehler Ave., Ronkonkoma, New York  11779

       (Address of principal executive offices)

              (516) 981-9700

     (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO _____

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common Stock, $.01 par value, outstanding at December 8, 1995 -
2,550,000 shares.
     LAKELAND INDUSTRIES, INC.
     AND SUBSIDIARIES

     FORM 10-Q

     The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:
Item 1.  Financial Statements:
                                                    Page
Introduction                                         1
Condensed Consolidated Balance Sheets -
October 31, 1995 and January 31, 1995                2
Condensed Consolidated Statements of
Operations and Retained Earnings - Three Months
and Nine Months Ended October 31, 1995 and 1994   3
Condensed Consolidated Statements of Cash Flows - Nine Months
Ended October 31, 1995 and 1994                      4
Notes to Condensed Consolidated
Financial Statements                               5
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                          5

PART II - OTHER INFORMATION:
Item 6. Exhibits and Reports on Form 8-K         None
Signatures                                       7
LAKELAND INDUSTRIES, INC.
    AND SUBSIDIARIES

PART I -  FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Introduction

  The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 1995.
     The results of operations for the three month and nine month periods ended October 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

  LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Unaudited)

        October 31,    January 31,
ASSETS                             1995           1995
  Current Assets:
Cash                              $170,196        $119,919
Accounts receivables,
net of allowance for
doubtful accounts of $376,000
at October 31, 1995 and
January 31, 1995                  4,038,199       4,408,871
Inventories                      11,302,946       8,858,298
Deferred income taxes               455,000         455,000
Other current assets                252,982         160,551
                                    -------         -------
Total current assets             16,219,323      14,002,639
Property and equipment,
net of accumulated
depreciation of $1,380,000 at
October 31, 1995
and $1,208,000 at
January 31,1995                     986,147         691,258
Excess of cost over fair
value of net
assets acquired, net of
accumulated amortization
of $217,000 at October 31, 1995 and
$195,000 at January 31, 1995         374,434         396,428
Mortgage receivable                  149,970         154,437
Other assets                         296,493          17,086
                                     -------         -------
                                 $18,026,367     $15,561,848
                                 ===========      ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                  $2,069,811      $2,824,548
Current portion of long-term
liabilities                           50,000       3,615,873
Accrued expenses and other
current liabilities                  153,392         372,416
                                     -------         -------
Total current liabilities          2,273,203       6,812,837
                                   ---------       ---------
Long-term liabilities              6,858,415         440,915
                                   ---------         -------
Deferred income taxes                133,000         133,000
                                     -------         -------
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $.01 par;
  1,500,000 shares authorized; none issued
Common stock, $.01 par;
  10,000,000 shares authorized;
  2,550,000 shares issued and
  outstanding                          25,500            25,500
Capital in excess of par value      5,981,226         5,981,226
Retained earnings                   2,755,023         2,168,370
                                    ---------         ---------
  Total stockholders' equity        8,761,749         8,175,096
                                    ---------         ---------
                                  $18,026,367       $15,561,848
                                  ===========       ===========

  See notes to condensed consolidated financial statements.

  LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (unaudited)

                            THREE MONTHS ENDED   NINE MONTHS ENDED
                               October 31        October 31
                                1995     1994   1995    1994

Net Sales              $8,750,887  $8,159,035  $30,168,735  $26,199,088
Cost of Goods Sold      7,048,797   6,364,715   25,106,808   20,949,473
Gross Profit            1,702,090   1,794,320    5,061,927    5,249,615
Operating expenses      1,164,543   1,183,762    3,778,489    3,589,596
                        ---------   ---------    ---------    ---------
Income from Operations    537,547     610,558    1,283,438    1,660,019
Other Income/(Expense)     11,882       3,316       48,184       18,728
Interest Expense        (135,103)    (82,917)    (374,969)    (203,880)
                         --------    --------    ---------    ---------
Income before income
taxes                     414,326      530,957     956,653    1,474,867
Provision for income
taxes                     156,000      180,000     370,000      495,000
                          -------      -------     -------      -------
Net Income                258,326      350,957     586,653      979,867
Retained Earnings at
Beginning of Period     2,496,697    1,375,802   2,168,370      746,892
                        ---------    ---------   ---------      -------
Retained Earnings
at End of Period       $2,755,023   $1,726,759  $2,755,023   $1,726,759
                       ==========   ==========  ==========   ==========
Income per common and common
equivalent share:            $.10         $.13        $.22        $.37
                             ====         ====        ====        ====
Number of common and common equivalent
  shares outstanding    2,632,009    2,628,650   2,644,940   2,613,278
                        =========    =========   =========   =========

See notes to condensed consolidated financial statements.
     LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Unaudited)

                               NINE MONTHS ENDED
                               October 31,
                                    1995                 1994
Cash Flows from Operating Activities:
Net Income                        $586,653           $979,867
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
Depreciation and amortization       194,162           213,726
Deferred income taxes                     -          (20,000)
Decrease (increase) in
accounts receivable                 370,672           461,229
Decrease (increase) in
inventories                      (2,444,648)      (1,905,638)
Decrease (increase) in
other current assets                (92,431)         (51,997)
Increase (decrease) in
accounts payable, accrued
expenses and other current
liabilities                        (936,009)          361,352
                                   ---------          -------

Net cash (used in) provided by operating
  activities                     (2,321,601)           38,539

Cash Flows from Investing Activities:
Purchases of property
and equipment                      (467,249)          (62,225)
Net proceeds from sale of
property                                   -           26,602
                                   ---------          -------
                                   (467,249)          (35,623)
Cash Flows from Financing Activities:
Proceeds from net borrowing under
 line of credit agreement          2,839,127           25,271
Net increase in cash                  50,277           28,187
Cash at beginning of period          119,919           13,353
                                     -------           ------
Cash at end of period               $170,196          $41,540
                                    ========          =======
See notes to condensed consolidated financial statements.

  LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (Unaudited)

A.  Inventories:
     Inventories consist of the following:

                          October 31,                     January 31,

                          1995                                1995
                      Raw materials
               $2,667,739                       $3,097,052
                     Work in process
              2,305,819                         2,092,028
                     Finished goods
                6,329,388                         3,669,218

                          -------------                        -------
-----

                       $11,302,946                      $8,858,298

                       ==========                      =========
    Inventories are stated at the lower of cost or market. Cost is determined generally on the first-in, first-out method.
B.     Earnings Per Common and Common Equivalent Share:
   Earnings per share for the three and nine month periods ended October 31, 1995 and 1994 is based on the weighted average number of common shares outstanding and common share equivalents.

C.     Revolving Credit Facility:
  At October 31, 1995, the balance outstanding under the Company's $8,000,000 secured revolving credit facility amounted to $6,405,000. This Agreement is collateralized by the Company's inventories and accounts receivable, expires on July 31, 1998 and interest charges are calculated on various optional formulas using the prime rate, LIBOR, banker's acceptance and letters of credit. The facility contains restrictive covenants relating to minimum tangible net worth, capital expenditures, current ratio and interest coverage.

ITEM 2.
     LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

Nine months ended October 31, 1995 compared to the nine months ended October 31, 1994.
     Net sales for the nine month period ended October 31, 1995 increased $3,970,000 or 15.2% to $30,169,000 from $26,199,000 reported for the nine month period ended October 31, 1994. Increased prices and unit shipments of various protective garment products are the principal reasons for this upward movement in sales. This industry, however, continues to be highly competitive.
     Gross profit as a percentage of net sales decreased to 16.8% for the nine month period ended October 31, 1995 from 20% reported for the corresponding period of the prior year, principally due to increased cost of raw materials and the meeting of competitive pricing on the most popular disposable products.
     Operating expenses as a percentage of net sales decreased to 12.5% for the nine month period ended October 31, 1995 from 13.7% for the corresponding period of the prior year, as sales continue to increase and reduced pension expense.
     Interest expense increased as borrowings increased during the current year nine month period.
As a result of the foregoing, operating results decreased to a net income of $598,000 for the nine month period ended October 31, 1995 from net income of $980,000 for the nine month period ended October 31, 1994.

Three months ended October 31, 1995 compared to the three months ended October 31, 1994.
     Net sales for the three month period ended October 31, 1995 increased $592,000 or 7.3% to $8,751,000 from $8,159,000 reported for the three month period ended October 31, 1994. Increased prices and unit shipments of various protective garment products are the principal reasons for this upward movement in sales. This industry, however, continues to be highly competitive. Net sales decreased 18.7% during the quarter ended October 31, 1995 as compared to the immediate preceding quarter. For the third consecutive year, the third quarter has been the seasonally weakest of the fiscal year.
     Gross profit as a percentage of net sales decreased to 19.5% for the three month period ended October 31, 1995 from 22.0% reported for the corresponding period of the prior year, principally due to the increased cost of raw materials for the entire quarter, the meeting of competitive pricing on the most popular disposable products and the liquidation of certain disposable and woven cloth products.
     Operating expenses as a percentage of net sales decreased to 13.3% for the three month period ended October 31, 1995 from 14.5% for the corresponding period of the prior year, as sales continue to increase and expenses decreased 1.6%.
     Interest expense increased as borrowings increased during the current year three month period.
As a result of the foregoing, operating results decreased to net income of $269,000 for the three month period ended October 31, 1995 from net income of $351,000 for the three month period ended October 31, 1994.

LIQUIDITY and CAPITAL RESOURCES
     Lakeland has historically met its cash requirements through funds generated from operations and borrowings under a revolving credit facility. On August 30, 1995, the Company entered into a new $8 million facility with its Bank. This facility matures on July 31, 1998. Interest charges under this credit facility are calculated on various optional formulas using the prime rate, LIBOR, banker's acceptance and letters of credit. The Company's October 31, 1995 balance sheet shows a strong current ratio and working capital position and management believes that its positive financial position, together with this new credit agreement, will provide sufficient funds for operating purposes for the next twelve months.

Item 6.  Exhibits and Reports on Form 8-K:
     a -      None
     b  -     No reports on Form 8-K were filed during the three month
period ended October 31, 1995.
                           SIGNATURES
  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         LAKELAND INDUSTRIES, INC.
                      (Registrant)


Date:  December 8, 1995
         Raymond J. Smith

                          ---------------------

                           Raymond J. Smith,

                           President and Chief Executive Officer




Date:  December 8, 1995
          James M. McCormick

                           -------------------------

                            James M. McCormick,

                            Vice President and Treasurer

                            (Principal Accounting Officer)