Form 10-Q/A
period 1995-10-31
LAKELAND INDUSTRIES INC
filed 1995-12-12
CIK 798081

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

ITEM 2.
     LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

Nine months ended October 31, 1995 compared to the nine months ended October 31, 1994.
     Net sales for the nine month period ended October 31, 1995 increased $3,970,000 or 15.2% to $30,169,000 from $26,199,000 reported for the nine month period ended October 31, 1994. Increased prices and unit shipments of various protective garment products are the principal reasons for this upward movement in sales. This industry, however, continues to be highly competitive.
     Gross profit as a percentage of net sales decreased to 16.8% for the nine month period ended October 31, 1995 from 20% reported for the corresponding period of the prior year, principally due to increased cost of raw materials and the meeting of competitive pricing on the most popular disposable products.
     Operating expenses as a percentage of net sales decreased to 12.5% for the nine month period ended October 31, 1995 from 13.7% for the corresponding period of the prior year, as sales continue to increase and reduced pension expense.
     Interest expense increased as borrowings increased during the current year nine month period.
As a result of the foregoing, operating results decreased to a net income of $587,000 for the nine month period ended October 31, 1995 from net income of $980,000 for the nine month period ended October 31, 1994.

Three months ended October 31, 1995 compared to the three months ended October 31, 1994.
     Net sales for the three month period ended October 31, 1995 increased $592,000 or 7.3% to $8,751,000 from $8,159,000 reported for the three month period ended October 31, 1994. Increased prices and unit shipments of various protective garment products are the principal reasons for this upward movement in sales. This industry, however, continues to be highly competitive. Net sales decreased 18.7% during the quarter ended October 31, 1995 as compared to the immediate preceding quarter. For the third consecutive year, the third quarter has been the seasonally weakest of the fiscal year.
     Gross profit as a percentage of net sales decreased to 19.5% for the three month period ended October 31, 1995 from 22.0% reported for the corresponding period of the prior year, principally due to the increased cost of raw materials for the entire quarter, the meeting of competitive pricing on the most popular disposable products and the liquidation of certain disposable and woven cloth products.
     Operating expenses as a percentage of net sales decreased to 13.3% for the three month period ended October 31, 1995 from 14.5% for the corresponding period of the prior year, as sales continue to increase and expenses decreased 1.6%.
     Interest expense increased as borrowings increased during the current year three month period.
As a result of the foregoing, operating results decreased to net income of $258,000 for the three month period ended October 31, 1995 from net income of $351,000 for the three month period ended October 31, 1994.

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