Form 10-K
period 1996-01-31
LAKELAND INDUSTRIES INC
filed 1996-04-26
CIK 798081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10 - K
(Mark one)
    X       ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
  ----      EXCHANGE ACT OF 1934 (Fee Required)
            For the fiscal year ended, January 31, 1996

                                      OR

  ____ TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)
            For the transition period from _____________ to ______________

            Commission File Number: 0 - 15535

                           LAKELAND INDUSTRIES, INC.
 -----------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

             Delaware                             13-3115216
      (State of Incorporation)                  (I.R.S. Employer
                                              Identification Number)

                   711-2 Koehler Ave., Ronkonkoma, NY 11779
         (Address of Principal Executive Offices, Including Zip Code)

                                (516) 981-9700
             (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:

                         Common Stock, $.01 Par Value
         -------------------------------------------------------------
                               (Title of class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S - K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - K or any amendment to this Form 10 - K _____.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No ____

     The aggregate market value of the Common Stock outstanding and held by nonaffiliates (as defined in Rule 405 under the Securities Exchange Act of 1934) of the Registrant, based upon the average high and low bid price of the Common Stock on NASDAQ on April 22, 1996 was approximately $4,868,979 (based on 1,498,378 shares held by nonaffiliates).


     The number of shares outstanding of the Registrant's common stock, $.01 par value, on April 26, 1996 was 2,550,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the year ended January 31, 1996 are incorporated by reference in Items 5 - 7 of Part II and certain portions of the Registrant's Definitive Proxy Statement, for the Annual Meeting of Stockholders to be held June 19, 1996, are incorporated by reference in Items 10 - 13 of Part III of this Annual Report on Form 10 - K.



                                    PART I

ITEM 1.  BUSINESS

     Lakeland Industries, Inc. (the"Company") is a company with five divisions and three wholly-owned subsidiaries: One large division of the Company manufactures disposable / limited use garments and its four smaller divisions, Chemland ("Chemland"), manufactures suits for use by toxic waste clean up teams; Fireland ("Fireland") d/b/a Fyrepel Products, manufactures fire and heat protective apparel and protective systems for personnel; Highland ("Highland"), manufacturers specialty safety and industrial work gloves and Uniland ("Uniland"), manufactures industrial and medical woven cloth garments. A predecessor corporation of the Company was incorporated in New York in April 1982. In September 1986, the Company completed its initial public offering for 950,000 shares of common stock at $6.75 per share. The Company formed two new subsidiaries in December 1986, Chemland and Fireland (both Delaware corporations), which purchased the assets and certain liabilities of Siena Industries, Inc. and Fyrepel Products, Inc., respectively, both located in Ohio. Chemland, Fireland, Highland and Uniland were all formerly wholly-owned subsidiaries of the Company. Highland was merged into the Company on June 30, 1993 and Chemland, Fireland and Uniland were merged into the Company on August 31, 1993. A new subsidiary Fireland Industries, Inc. was formed during fiscal 1994 to hold the land and building currently owned in Ohio and act as Trustee and Sponsor of the Fireland Industries, Inc. Pension Plan.

     During fiscal 1988, the Company formed two new subsidiaries, Highland (a Delaware corporation) which opened an office and warehouse in Edison, New Jersey and Mayer (a Delaware corporation), formed to purchase the assets of Walter H. Mayer & Co., located in Chicago, Illinois. Later that year, a subsidiary, Uniland (an Arkansas corporation), opened a 30,000 square foot manufacturing facility in St. Joseph, Missouri.

     During fiscal 1989, a former subsidiary, Triland Mfg.Co., Inc. ("Triland", a New Jersey corporation), was merged into Highland on January 31, 1989. Highland's warehousing and manufacturing were relocated to Alabama (from New Jersey) while the administrative operations were absorbed by the Company in New York. Uniland's Arkansas facility was relocated to the larger facility in St. Joseph, Missouri.

     During fiscal 1990, Chemland moved its small chemical suit manufacturing facility in Coshocton, Ohio to Somerville, Alabama and opened a larger facility in Coshocton to replace the firecoat manufacturing previously done in St. Joseph, Missouri. A former subsidiary Ryland Mfg., Inc. ("Ryland", an Alabama corporation) was merged into the Company as of January 31, 1990 to eliminate duplication of record keeping.

     During fiscal 1991, Chemland closed its Coshocton, Ohio facility due to manufacturing inefficiencies and Uniland was reorganized as a Delaware corporation. On December 11, 1990, the Company's subsidiary, Mayer sold substantially all of the operating assets of its health care and hospitality divisions to a private investor group located in Charlotte, North Carolina. Pursuant to the terms of the Asset Purchase Agreement, Mayer's name was changed to Oakdale Distribution Company, Inc. Oakdale Distribution Company, Inc. was

later merged into the Company on January 31, 1992. Cash proceeds received at closing were utilized to pay down bank indebtedness of the Company under a revolving credit facility.

     During fiscal 1993, in-house manufacturing was phased out at Fireland's Ohio facility. Additionally, Highland relocated from the Decatur, Alabama plant to share space with Chemland which has a larger facility in Somerville, Alabama.

     During fiscal 1994, the Company entered into a new, $5 million, secured, two year revolving credit agreement with a bank replacing a $3.4 million line which was due to expire in November 1993.

     During fiscal 1995 (December 1994), Lakeland Protective Wear, Inc. was formed and opened an office with warehouse facilities in Burlington, Ontario to serve the Canadian market. The Company markets and sells all the products manufactured by the Lakeland group of companies through a network of safety and industrial distributors, including a national distributor with over 100 branches. As the NAFTA Trade Agreement continues to be implemented with duties and tariffs being reduced each year, the trade borders will be eliminated, offering the possibility of this facility to also service the northeast U.S. market.

     During fiscal 1996 (November 1995) Lakeland de Mexico S.A. de C.V. was formed, as a wholly owned subsidiary, to assemble disposable/limited use garments on a contract basis. The Company also entered into a new $8 million, secured, three year revolving credit agreement with its Bank, to replace its existing loan facility which was about to expire.

Background and Market

     The market for disposable industrial garments has increased substantially in the past 20 years. In 1970, Congress enacted the Occupational Safety and Health Act ("OSHA"), which requires employers to supply protective clothing in certain work environments. At about the same time, DuPont developed Tyvek TM which, for the first time, allowed for the economical production of lightweight, disposable protective clothing. The attraction of disposable garments grew in the late 1970's with the increases in both labor and material costs of producing cloth garments and the promulgation of federal, state and local regulations requiring that employees wear protective clothing to protect against exposure to certain contaminants, such as asbestos and P.C.B.s. During the second half of 1989, polypropylene materials became a major competitor to Tyvek TM.

     Beginning in the second quarter of fiscal 1990 the Company encountered erosions in margins in its disposable garment business due to a movement by asbestos removal contractors away from Tyvek TM materials to polypropylene materials and concomitant pricing pressures in the industry as a whole. The industry pricing pressures, most intense during the fourth quarter of fiscal 1990, continued through fiscal 1991. While the Company was able to maintain its sales volume at a level comparable to fiscal 1989, a substantial portion of fiscal 1990 and 1991 sales were of polypropylene garments in lieu of Tyvek TM garments; resulting in reduced gross profit margins. During fiscal 1991, the Company attempted to increase selling prices, however, these new selling prices were still below those of prior years. During fiscal 1992, the erosion in gross margins began to stabilize. However, competition and recessionary economic conditions adversely affected sales volume, especially during the second half of fiscal 1992 and into fiscal 1993 and 1994.

     The use of disposable garments avoids the continuing costs of laundering and decontaminating woven cloth work garments and reduces the overhead costs associated with handling, transporting and replacing such garments. As manufacturers have become aware of the advantages of disposable clothing, the demand for such garments has increased. This has allowed for greater production volume and, in turn, has reduced the cost of manufacturing disposable industrial garments.

     With the acquisition of the assets and certain liabilities of Fyrepel Products, Inc., the Company entered, via Fireland, into the field of manufacturing and selling fire and heat protective garments. Fyrepel Products, Inc. conducted business in this field for 40 years, and the Company acquired its assets as well as the right to use its trade name. During fiscal 1992, the Company re-evaluated the product lines manufactured at this facility in order to reduce the operating losses that occurred in prior fiscal years. Orders that would not assure an acceptable return were not booked, causing a decrease in overall sales, but an improved bottom line. A new management team was in place at this facility to initiate a turn around. In December 1991, it was determined that even with the efforts of this new team it was apparent that the Ohio facility would be negatively affected by union related problems. The Company continued to market Fyrepel's product line and furnishes these products utilizing domestic or international independent manufacturing contractors while internal manufacturing was phased out.

     Chemland was formed in December 1986 to purchase the assets and certain liabilities of Siena Industries, Inc. Chemland manufactures protective garments for use in hazardous chemical environments. All of its products are sold through the Company's distributor network. The Company believes that this market will grow due to the extensive government legislation which mandates the clean up of toxic waste sites and the elimination of hazardous materials from the environment. The Environmental Protection Agency ("EPA") designated OSHA to be responsible for the health and safety of workers in and around areas of hazardous materials and contaminated waste, OSHA responded by formulating an all encompassing compendium of safety regulations that prescribe operating standards for all aspects of OSHA projects. Almost 2 million people are affected by OSHA Standards today.

     In 1990, additional standards proposed and developed by the National Fire Protection Association ("NFPA") and the American Society for Testing and Materials ("ASTM") were accepted by OSHA. NFPA Standard 1991 set performance requirements for total-encapsulating vapor-proof chemical suits and includes rigid chemical and flame resistance tests and a permeability test against 17 challenge chemicals. The basic OSHA Standards call for 4 levels of protection, A through D, and specify in detail the equipment and clothing required to adequately protect the wearer at corresponding danger levels. A summary of these four levels follows:

    NFPA 1991 / Level A calls for total encapsulation in a vapor-proof chemical suit with self-contained breathing apparatus ("SCBA") and appropriate accessories.

    Level B calls for SCBA or positive pressure supplied respirator with escape SCBA, plus hooded chemical resistant clothing (overalls, and long sleeved jacket; coveralls; one or two piece chemical-splash suit; or disposable chemical-resistant overalls.

    Level C requires hooded chemical-resistant clothing (overalls; two-piece chemical-splash suit; disposable chemical-resistant overalls).

    Level D is basically a work and/or training situation requiring minimal coverall protection.

     Highland, formed in 1987, was organized for the importation of high quality work gloves for sale primarily in retail outlets. Since another then subsidiary of the Company, Triland, was a manufacturer of industrial gloves, management combined the two operations as a cost saving measure. This merger was completed on January 31, 1989 and during fiscal 1990, the Company phased out the importation of retail gloves, concentrating solely on the manufacture of Kevlar TM and other industrial safety gloves.

Products

General

     Prior to acquiring Fyrepel Products, Inc. and Siena Industries, Inc. in December 1986, the Company's product line consisted principally of two product groups: disposable / limited use protective industrial garments and specialty safety and industrial work gloves. With the formation of Fireland and Chemland, the Company entered the field of fire, heat and chemical protective garments.

     The Company also manufactures and sells gloves made from Kevlar TM and Spectra TM, both high-strength fibers. These gloves provide the wearer with a high degree of protection against cuts and lacerations in a glove that is both lightweight and flexible. The Company anticipates strong demand for these gloves in the manufacturing and food service industries.

Disposable / Limited Use Garments

     The Company manufactures a complete line of limited use protective garments. These garments are offered in coveralls, lab-coats, shirts, pants, hoods, aprons, sleeves and smocks. The Company offers these garments in a number of sizes and styles to fit the end users' needs. Limited-use garments can also be coated or laminated to increase splash protection against many inorganic acids, bases, and other liquid chemicals. Limited use garments are made from several non-woven fabrics including Tyvek (TM), Tyvek(R)QC, Tyvek/Saranex 23- P, Tychem 7500, Barricade, Tychem 9400, Tychem 10,000, Pyrolon FR, and Polypropylene materials and derivatives.

     The Company incorporates many seaming techniques depending on the level of hold-out needed in the end use application. Seam types utilized include standard serge seam, bound seam, and heat sealed seam.

     During fiscal 1995, the Company continued to market the Pyrolon(TM) flame retardant garments.  Pyrolon garments meet the stringent requirements of NFPA
701. This material offers multiple benefits; replacing traditional bulky layers of clothing, reducing overall weight and reducing both inventory and storage and replacement costs.

     The Company's limited use garments range in price from $.50 for limited use shoe covers to approximately $12.00 for Tyvek/Saranex 23-P laminated hood and booted coverall. The Company's largest selling item, a standard white limited-use Tyvek coverall, costs the end user approximately $2.75 to $3.25 per garment. By comparison, similar re-usable cloth coveralls range in price from $10.00 to $35.00, exclusive of significant laundering and maintenance expenses.

Industrial and Medical Cloth Garments

     The Company also manufactures and markets a line of reusable and launderable woven cloth protective apparel which supplement the disposable / limited use garments, giving the Company access to the broader industrial and health care related markets. Cloth re-usable garments are more appropriate in certain situations because of their heavier weight and greater durability which gives the Company the flexibility to supply and satisfy a wider range of safety and customer needs. The Company also designs and manufactures:

     o special apparel for the auto industry's paint systems,

     o hospital garments for protection against blood borne pathogens,

     o clean room apparel as used in the most sophisticated semiconductor manufacturing facilities, and

     o jackets and bib overalls for use by emergency medical teams around the country.

Safety and Industrial Gloves

     The Company manufactures and sells specialty safety gloves and sleeves made from Kevlar TM. The Company is one of four companies licensed to sell 100% Kevlar TM gloves. Kevlar TM is a cut and heat resistant, high-strength, lightweight, flexible and durable material produced by DuPont. Kevlar TM, on an equivalent weight basis, is five times stronger than steel and has increasingly been used in manufacturing such diverse products as airplane fuselage components and bullet-resistant vests.

     Gloves made of Kevlar TM offer a better overall level of protection, lower the injury rate and are more cost effective than work gloves made from such traditional material as leather, canvas and coated gloves. Kevlar TM gloves can withstand temperatures of up to 400 degrees F and are sufficiently cut-resistant to allow workers to safely handle sharp or jagged unfinished sheet metal. Kevlar TM gloves are used primarily in the automotive and metal fabrication industries.

     The Company also markets approximately 30 different types of commodity industrial work gloves to a small extent made from such materials as cotton, polyester, terry cloth and nylon. Sales of these commodity gloves are used to augment the Company's product line.


     Kevlar TM gloves and sleeves represent a large portion of the Company's glove production and therefore a majority of the Company's dollar volume of glove and sleeve sales. The Company has been manufacturing and selling knit gloves and sleeves made of Spectra TM since 1989. The Company expects the continued demand for these gloves to increase as users become familiar with the cut resistance and versatility of these gloves. New markets are continuously being explored for these gloves whose sales account for less than 10% of the Company' dollar volume of glove and sleeve sales.

     The Company phased out its importation of gloves for distribution into retail sales channels during 1989 to concentrate on the more profitable manufactured gloves. The Company is devoting an increasing portion of its manufacturing capacity to the production of Kevlar TM and Spectra TM gloves, which carry a higher profit margin than commodity gloves. In order to maintain a full line of gloves, however, the Company intends to continue to produce commodity gloves and to import such additional commodity gloves as are necessary to meet demand for its glove products. The Company believes that there are adequate and reliable foreign manufacturers available to meet the Company's import requirements of commodity gloves, if needed.

Fire and Heat Protective Apparel and Protective Systems for Personnel

     The Company's products protect individuals that must work in hostile environments and the Company has been the creator, innovator and inventor of protective systems for hazardous occupations for the last 12 years. The brand name FYREPEL TM is recognized nationally and internationally. The Company has completed an intensive redesign and engineering study to address the ergonomic needs of stressful occupations. The Company's products include:

Fire entry suit - for total flame entry for industries dealing with volatile and highly flammable products.
Kiln Entry suit - to protect kiln maintenance workers from extreme heat.

Proximity suits - designed for performance in high heat areas to give protection where exposure to hot liquids, steam or hot vapors is possible.

Approach suits  - for personnel engaged in maintenance, repair and operational tasks where temperatures do not exceed 200F degrees ambient, with a radiant heat exposure up to 2,000F degrees.

     The Company also manufactures Fire Fighters Protective Clothing for domestic and foreign fire departments and developed the popular Sterling Heights style (short coat and bib pants) bunker gear. Crash Rescue has been a major market for the Company, which was the first to produce and supply military and civilian markets with protection worn at airports, petrochemical plants and in the marine industry. Each of the fire suits range in cost to the end user from $450 for a standard fire department turn-out gear to $2,000 for the fire entry suit. The Company anticipates continuing growth and emphasis in the industrial fire market and the international markets. With greater emphasis being placed on the globalization of the industrial manufacturing capacity, it is expected that the Company's products will receive more attention and will be in grater demand worldwide.


Chemical Protective Garments

    The Company manufactures heavy duty fully encapsulated chemical suits which are made of Viton TM, butyl rubber, polyvinylchloride ("PVC") TyChem TM and Teflon TM. These suits are worn to protect the user from exposure to hazardous chemicals. Hazardous material teams or individuals use chemical suits for toxic cleanups, chemical spills, or in industrial and electronic plants. The Company also makes a line of lighter weight chemical suits using such materials as Saranex-coated Tyvek TM and Barricade TM, both DuPont products. The Company's line of chemical suits range in cost from $25 for the Saranex-coated Tyvek suits to $3,400 for the Teflon suits. The chemical suits can be used in conjunction with a fire protective shell manufactured by the Company which will protect the user from both chemical and fire hazards.
During the fourth quarter of fiscal 1991, the Company introduced two new NFPA approved garments:

    Forcefield TM - A lightweight hazmat suit, totally encapsulized providing greater mobility, visibility, dependability and versatility in dealing safely and effectively with most types of chemical hazards. This product meets NFPA 1991 standards for a fully certified chemical protective suit. When combined with an Aluminized PBI/Kevlar over cover, it provides NFPA 1991 / Level A protection;

    Interceptor TM - Model A meets all OSHA Level A requirements as a vapor-proof suit. Model 1 meets and exceeds NFPA 1991 requirements of certification for vapor-proof suit when used with an Aluminized PBI / Kevlar over cover.

    The Company also manufactures and sells a Level B worksuit called Checkmate TM. This suit is lightweight, tough, versatile, durable and cost effective and can be used for: splash protection, basic clean up, toxic waste dumps and post fire monitoring of toxic residue.

Manufacturing  Disposable / Limited Use Garments

    The Company manufactures its disposable / limited use garments primarily at its Decatur, Alabama facility. The fabric is first cut into required patterns at the Company's own plant. The cut fabric and any necessary accessories, such as zippers or elastic, are then obtained at the Company's plant by independent sewing contractors. These contractors sew and package the finished garments at their own facilities and return them to the Company's plant, normally within one week for immediate shipment to the customer. This quick turn-around time enables the Company to operate with relatively low inventory levels of finished goods.

    The Company presently utilizes over 90 independent sewing contractors under agreements that are terminable at will by either party. These contractors employ approximately 1,000 people full-time (both domestically and internationally) and operate and maintain their own industrial sewing machines. The Company believes that it is the only customer of the majority of its independent sewing contractors and considers its relations with such contractors to be excellent. In the year ended January 31, 1996 two independent sewing contractors accounted for more than 10% of the Company's production of disposable / limited use garments. The Company believes that it can obtain adequate alternative production capacity should any of its independent contractors become unavailable.

    The Company believes that its manufacturing system permits it considerable flexibility. Through the use of independent sewing contractors, the Company has achieved its current level of production on a relatively small capital investment. Furthermore, by employing additional sewing contractors, the Company can increase production without substantial additional capital expenditures.

    While the Company has not experienced reduced demand for its disposable / limited use garments, management believes that by its use of independent sewing contractors, the Company is capable of reducing or alternately increasing its production capacity without incurring large on-going costs typical of many manufacturing operations.

Industrial and Medical Woven Garments

    The Company manufactures and sells woven cloth garments at its facility in Missouri. After the Company receives fabrics from suppliers, principally blends of polyester and cotton, the Company cuts and sews the fabrics at its own facilities to meet customer purchase orders. Some of the items manufactured at this facility are static-free clean room garments, coveralls, lab coats, shirts, pants, jackets, protective covers for industrial robots and other garments.

Fire and Heat Protective Apparel

    Prior to 1992, the Company solely manufactured fire and heat protective garments at its Newark, Ohio facility, which facility was subsequently sold. Independent manufacturing contractors have been utilized subsequently. The Company receives fabric from its suppliers and sends it to the contractor who cuts the fabric, assembles the suits, boxes the finished product and delivers it pursuant to customer purchase orders or to a warehouse. The fire and heat protective suits are manufactured to the purchaser's specifications and delivered upon completion.

Chemical Protective Garments

    The Company manufactures chemical protective clothing at its facility in Somerville, Alabama. After the Company obtains such materials as Saranex-coated Tyvek TM, Barricade TM, TyChem TM, Viton TM, butyl rubber and PVC, it designs, cuts, glues and/or sews the materials to meet customer purchase orders. Forcefield suits (a Teflon level A sophisticated chemical suit) and the Interceptor line of suits, used by hazardous materials response teams have been developed internally to provide chemical protection at the highest level of barrier available today.

Safety and Industrial Work Gloves

    The Company also manufactures gloves at its Somerville, Alabama facility. Computerized robotic knitters are used to weave gloves from both natural and synthetic materials, including Kevlar TM and Spectra TM, on an automatic basis. These robotic knitters are generally in operation 20 hours a day, 5-1/2 days a week.

    The Company's robotic knitters allow flexibility in production as they can be easily reprogrammed in minutes to produce gloves and sleeves in different sizes, styles, weights, weaves or combinations of materials. Additionally, these robotic knitters can produce gloves and sleeves separately or as a one-piece garment. Gloves and sleeves can also be knitted in different weights and combinations of yarns, such as Kevlar TM mixed with cotton or polyester. Additional processing is sometimes provided by independent sewing contractors. The acquisition of a glove dotting machine, during fiscal 1992, allowed the Company to eliminate the cost of out-of-factory processing.

Quality Control

    To assure quality, Company employees monitor the sewing of disposable / limited use garments at the facilities of the independent sewing contractors and also inspect the garments upon delivery to the Company's facilities. Finished product that is below standard is returned to the contractor for reworking. The Company has rarely been required to return product to its independent sewing contractors. The Company also actively participates in the Industrial Safety Equipment Association's (ISEA) frequent independent quality inspection programs. The Company conducts quality control inspections of its industrial gloves, cloth, fire and chemical garments throughout the manufacturing process.

Marketing

    The Company markets and sells its products through a minimum of 22 independent manufacturers' representatives. The Company believes that these representatives constitute one of the largest and most sophisticated independent sales force in its industry.

    These independent representatives call on over 500 safety and industrial distributors nationwide and promote and sell the Company's products to these safety and industrial distributors and provide product information. The distributors buy the Company's products and maintain inventory at the local level in order to assure quick response time and the ability to serve accounts properly. During the year ended January 31, 1996, no one distributor accounted for more than 5% of sales.

    Fire, heat and chemical suits were sold through the sales force which was previously used by Fyrepel Products, Inc. and Siena Industries, Inc. Starting in fiscal 1989, the Company increased sales of these products by having them sold through the Company's entire sales network. During fiscal 1992, Fireland ceased using independent sales representatives, utilizing in house personnel only. Products are sold to the steel industry, aluminum industry, nuclear industry, utilities, refineries, chemical industry, ammunition plants, automotive, glass industry and fire departments.

    Highland uses independent sales representatives, exclusively.

    The Company's marketing plan is to maximize the efficiency of its established distribution network by direct promotion at the end-user level.

Advertising is primarily through trade publications. Promotional activities will include sales catalogs, mailings to end users and a nationwide publicity program. The Company exhibits at both regional and national trade shows and was represented at the National Safety Congress in Dallas, TX (Fall of 1995) and will be represented at the American Industrial Hygienists Convention (Spring of 1996).

Suppliers and Materials

    The Company does not have long-term, formal agreements with unaffiliated suppliers of non-woven fabric raw materials used by the Company in the production of its disposable garments. Tyvek TM, Tychem TM and Kevlar TM, however, are purchased from DuPont under licensing agreements; Polypropylene is available from ten or more major mills; flame retardant fabrics are also available from a number of both domestic and international mills.

    The accessories used in the production of the Company's disposable garments such as zippers, snaps and elastics are obtained from unaffiliated suppliers. The Company has not experienced difficulty in obtaining its requirements for these commodity component items.

     The Company has not experienced difficulty in obtaining materials, including cotton, polyester and nylon, used in Highland's production of commodity gloves. Kevlar TM, used in the production of the Company's specialty safety gloves, is obtained from independent mills that purchase the fiber from DuPont. The Company has not experienced difficulty in obtaining its requirements for Kevlar TM. The Company obtains the Spectra yarn used in its Dextra Guard gloves from mills that purchase the fiber from Allied Signal Company, Inc. ("Allied"). The Company believes that Allied will be able to meet the Company's needs for Spectra.

    In manufacturing its fire and heat protective suits, the Company uses glass fabric, aluminized glass, Nomex TM, aluminized Nomex TM, Kevlar TM, aluminized Kevlar TM, polybenzimidazole (PBI) as well as combinations utilizing neoprene coating. The chemical protective suits are made of Viton TM, butyl rubber, PVC, proprietary patented laminates, Teflon TM, Saranex TM coated Tyvek TM, TyChem TM and Barricade TM from DuPont. The Company has not experienced difficulty obtaining any of the aforementioned materials.

Competition

    Competition in the market for all of the Company's products is intense, more so in the five most recent fiscal years than in previous fiscal years. The Company competes with a large number of domestic and foreign companies, public and private, some of which are larger and have substantially greater financial resources. Competition within the industry is on the basis of price, quality, timely delivery, consistency of product, and support services to distributors and end users.

    Beginning in the third quarter of fiscal 1990, intense competition in the disposable garment business drove margins on non- Tyvek TM garments down. This competition and the concomitant sales price erosion noted earlier continued through fiscal 1993. However, small price increases on the core Tyvek disposable line in February of 1993, 1994 and 1996 have and should continue to result in gross margin increases. Management continued to take steps to reduce the Company's manufacturing costs and overhead in order to improve operating results in fiscal 1996. The Company continues to focus its efforts to increase sales and profitability of all products, and to redeploy its capital toward higher margin proprietary products.

Seasonality

    Historically, more disposable garments are sold in spring and summer due to the asbestos abatement industry, which has its highest level of activity in the spring months. This does not materially affect the total sales of the Company. The fourth quarters of fiscal years 1990 and 1991 yielded the lowest sales volume of each fiscal year. However, during fiscal 1992 and 1993 the third quarter and second quarter, respectively, yielded the lowest sales volume. During fiscal 1994, 1995 and 1996, the third quarter was the only seasonally weak quarter.

Patents and Trademarks

    At this time, there are no patents or trademarks which are significant to the Company's operations; however, the Company has one exclusive licensing arrangement covering seven patents in the Company's name and has one non-exclusive agreement with DuPont regarding patented materials used in the manufacture of chemical suits.

Employees

    As of April 22, 1996, the Company had approximately 222 full-time employees and meets its manpower requirements at one division through an employee leasing agreement with Madison Manpower and Mobile Storage, Inc., the president and principal stockholder of which is also an officer of the Company. The Company has experienced a low turnover rate among its employees. The one former subsidiary that had been represented by a union phased out manufacturing and utilizes independent contract manufacturers. The Company believes its employee relations to be excellent.

ITEM 2.  PROPERTIES

    The Company leases three manufacturing facilities, one warehouse facility and a corporate office headquarters. The Company's 90,308 square foot facility in Decatur, Alabama, is used in the production of disposable / limited use garments. The Alabama facility is leased entirely by the Company from a partnership consisting primarily of certain stockholders of the Company, pursuant to two lease agreements expiring on August 31, 1999.

     Chemland and Highland lease 12,000 sq. ft. of manufacturing space, each, on a month to month basis in Somerville, Alabama. This Somerville facility is owned by an officer of the Company.

     The Company leases 30,000 square feet of manufacturing space in St. Joseph, Missouri used in the manufacturing of woven cloth garments and other cloth products. This lease expires on November 11, 1996. Additionally, a 4,000 square foot warehouse facility is leased for a one year period expiring in July 1996. Both leases are expected to be renewed prior to expiration.



     The Company leases 4,362 square feet of office space in Ronkonkoma, New York, in which its corporate, executive and sales offices are located. This lease expires on June 30, 1999.


     For the year ended January 31, 1996, the Company paid total rent on property and all leased equipment of approximately $490,000 on a net basis. The Company believes that these facilities are adequate for its present operations.

ITEM 3.  LEGAL PROCEEDINGS

    The Company and its subsidiaries are involved as plaintiffs in certain receivable collection actions and claims arising in the ordinary course of business, none of which are of a material nature.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.



                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

    Reference is made to Page 4 ("Market for the Registrant's Common Stock and Related Stockholder Matters") of the Registrant's 1996 Annual Report to Shareholders filed as an exhibit hereto, which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    Reference is made to Page 2 ("Selected Financial Data") of the Registrant's 1996 Annual Report to Shareholders filed as an exhibit hereto, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    Reference is made to Page 3 ("Management's Discussion and Analysis of Financial Condition and Results of Operation") of the Registrant's 1996 Annual Report to Shareholders filed as an exhibit hereto, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following Consolidated Financial Statements are incorporated herein by reference to Pages 5 to 22 of the Registrant's Annual Report to Shareholders for the year ended January 31, 1996:

    Consolidated Balance Sheets as of January 31, 1996 and 1995

    Consolidated Statements of Operations and Retained Earnings for the years ended January 31, 1996, 1995 and 1994

    Consolidated Statements of Cash Flows for the years ended January 31, 1996, 1995 and 1994

    Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None



                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See the information under the caption "Election of Directors" in the Company's Proxy Statement relating to the 1996 Annual Meeting of Stockholders ("Proxy Statement"), which information is incorporated herein by reference.

    The following table sets forth the names and ages of all executive officers of the Company, and all positions and offices within the Company presently held by such executive officers. None of the directors, executive officers or nominees for director has any family relationship with any other director, executive officer or nominee for director of the Company.

Name                       Age      Position Held
- - ----                       ---      -------------

Raymond J. Smith           57       Chairman of the Board, President and
                                    Director

Christopher J. Ryan        44       Executive Vice President - Finance &
                                    Secretary and Director

Harvey Pride, Jr.          49       Vice President - Manufacturing

James M. McCormick         48       Vice President and Treasurer

     Mr. Smith, a co-founder of the Company, has been Chairman of the Board and President since its incorporation. Prior to 1982, he was employed for 16 years by Disposables, Inc., a manufacturer of disposable garments, first as sales manager, then as Executive Vice President and subsequently as President and Director.

     Mr. Christopher J. Ryan has served as Executive Vice President- Finance and director since May, 1986 and Secretary since April 1991. From October 1989 until February 1991 Mr. Ryan was employed by Sands Brothers, Mitchell Co. Ltd. and Rodman & Renshaw, Inc., both investment banking firms. Prior to that, he was an independent consultant with Laidlaw Holding Co., Inc., an investment banking firm, from January 1989 until September 1989. From February, 1987 to January, 1989 he was employed as the Managing Director of Corporate Finance for Brean Murray, Foster Securities, Inc.

     Mr. Pride has been Vice President of the Company since May 1986. He was Vice President of Ryland (the Company's former subsidiary) from May 1982 to June 1986, and President of Ryland until its merger into Lakeland on January 31, 1990.

     Mr. McCormick has been Vice President and Treasurer since May 1986. Between January 1986 and May 1986 he was the Company's Controller.

ITEM 11.  EXECUTIVE COMPENSATION

        See information under the caption "Compensation of Executive Officers"

in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        See the information under the caption "Voting Securities and Stock Ownership of Officers, Directors and Principal Stockholders" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, which information is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Index to Consolidated Financial Statements and Schedules:

  (1) Financial Statements:

     The following Consolidated Financial Statements of the Registrant are incorporated herein by reference to the Registrant's Annual Report to Shareholders for the year ended January 31, 1996, as noted in Item 8 hereof:


     Accountant's Report

     Consolidated Balance Sheets as of January 31, 1996 and 1995

     Consolidated Statements of Operations and Retained Earnings for the years ended January 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the years ended January 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

  (2) Financial Statement Schedule:

     Schedule for the years ended January 31, 1996, 1995 and 1994:

     II - Valuation and Qualifying Accounts

     All other schedules to the Consolidated Financial Statements are omitted because the required information is inapplicable or has been presented in the consolidated financial statements or related notes thereto.

     (b) Reports on Form 8 - K.

     No report on Form 8 - K has been filed for the Quarter ended January 31, 1996.


     (c)  Exhibits:

            3 (a)    Restated Certificate of Incorporation*

            3 (b)    By-Laws, as amended*

            10 (a)   Lease agreements between POMS Holding Co., as lessor, and
                     the Company, as lessee, dated January 1, 1995          10

               (b) Lease agreement between Central Life Assurance Company, as lessor, and the Company, as lessee, dated September 10, 1987. (Incorporated by reference to the Company's Form 10
                     - K for the year ended January 31, 1988).

            10 (c)   The Company's Stock Option Plan*

            10 (d) Asset Purchase Agreement, dated as of December 26, 1986, by and among the Company, Fireland, Fyrepel Products, Inc. and John H. Weaver, James R. Gauerke and Vernon W. Lenz**

            10 (e) Asset Purchase Agreement, dated as of December 26, 1986, by and among the Company, Chemland, Siena Industries, Inc. and John H. Weaver, James R. Gauerke, Eugene R. Weir, John
                     E. Oberfield and Frank Randles**

            10 (f) Asset Purchase Agreement, dated September 30, 1987 by and among the Company and Walter H. Mayer & Co. (Incorporated by reference to the report on Form 8 - K filed by the Company on October 14, 1987.)

            10 (g) Employment agreement between the Company and Raymond J. Smith, dated September 7, 1994

            10 (h) Employment agreement between the Company and Harvey Pride, Jr., dated January 31, 1995

            10 (i) Lease between Lakeland Industries, Inc. and JBJ Realty, dated April 11, 1994

            10 (j) Asset Purchase Agreement, dated November 19, 1990 by and among the Company, Mayer and WHM Acquisition Corp. (Incorporated by reference to the report on Form 10 - Q for the quarter ended October 31, 1990, filed by the Company on December 14, 1990).

            10 (k)   Employment agreement between the Company and Christopher
                     J. Ryan, dated February 1, 1995.

            10 (l) Loan agreement dated August 30, 1995 between the Company and its bank (Incorporated by reference to the report on Form 10 - Q for the quarter ended October 31,
                     1995).



            10 (m)   Consulting and License Agreements between the Company and
                     W. Novis Smith dated December 10, 1991.

            10 (n) Agreement dated June 17, 1993 between the Company and Madison Manpower and Mobile Storage, Inc.

            11       Consent of Grant Thornton LLP dated April 25,1996***

            13       Annual Report to Shareholders for the year ended January
                     31, 1996

            20 Proxy Statement of the Registrant for Shareholders' Meeting - June 19, 1996

            22       Subsidiaries of the Company (wholly-owned):

                     Fireland Industries, Inc.
                     Lakeland Protective Wear Inc.
                     Lakeland de Mexico S.A. de C.V.

     All other exhibits are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

________________________

* Incorporated by reference to Registration Statement on Form S - 18 on file with the Securities and Exchange Commission No.33-7512-NY.

**   Incorporated by reference to report on Form 8 - K filed by the Company on
January 9, 1987.

*** Incorporated by reference to Registration Statement on Form S-8 on file with the Securities & Exchange Commission No. 33-92564 - NY.
The Exhibits listed above (with the exception of the Annual Report to Shareholders) have been filed separately with the Securities and Exchange Commission in conjunction with this Annual Report on Form 10-K. On request, Lakeland Industries, Inc. will furnish to each of its shareholders a copy of any such Exhibit for a fee equal to Lakeland's cost in furnishing such Exhibit. Requests should be addressed to the Office of the Secretary, Lakeland Industries, Inc., 711-2 Koehler Avenue, Ronkonkoma, New York 11779.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 26, 1996

                                       LAKELAND INDUSTRIES, INC.


                                       By: /s/ Raymond J. Smith
                                           Raymond J. Smith, Chairman of the
                                             Board and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                               Title                            Date
- - ----                               -----                            ----
/s/ Raymond J. Smith       Chairman of the Board,
Raymond J. Smith           President and Director               April 26, 1996
                           (Principal Executive Officer)


/s/ Christopher J. Ryan    Executive V.P.-Finance               April 26, 1996
Christopher J. Ryan        & Secretary and Director

/s/ James M. McCormick     Vice President and Treasurer         April 26, 1996
James M. McCormick         (Principal Financial and
                           Accounting Officer)

/s/ Eric O. Hallman        Director                             April 26, 1996
Eric O. Hallman

/s/ John J. Collins        Director                             April 26, 1996
John J. Collins,Jr.

/s/ Walter J. Raleigh      Director                             April 26, 1996
Walter J. Raleigh



                           Lakeland Industries, Inc.
                               and Subsidiaries

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               Column A                     Column B                     Column C                   Column D              Column E
               --------                     --------                     --------                   --------              --------
                                                                         Additions
                                                               ------------------------------
                                            Balance at         Charged to          Charged to                             Balance at
                                            beginning          costs and             other                                  end of
                                            of period          expenses            accounts         Deductions              period
                                            ---------          ----------          ----------       ----------            ----------
     Year ended January 31, 1996
    Allowance for doubtful
      accounts (a)                          $375,597            $  32,069                           $144,901 (b)            $262,765
                                            ========            =========                           ========                ========
      Year ended January 31, 1995
    Allowance for doubtful
      accounts (a)                          $516,757             $141,606                           $282,766 (b)            $375,597
                                            ========            =========                           ========                ========

      Year ended January 31, 1994
    Allowance for doubtful
      accounts (a)                          $593,070             $152,000                           $228,313 (b)            $516,757
                                            ========            =========                           ========                ========


      (a)  Deducted from accounts receivable.
      (b)  Uncollectible accounts receivable charged against allowance.