Form 10-Q
period 1996-04-30
LAKELAND INDUSTRIES INC
filed 1996-06-07
CIK 798081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549
                                   FORM 10 - Q

(Mark one)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT
OF 1934
       For the quarterly period ended April 30, 1996
                                 OR
______ TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
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

     Common Stock, $.01 par value, outstanding at June 7, 1996 - 2,550,000 shares.
                            LAKELAND INDUSTRIES, INC.
                             AND SUBSIDIARIES

                                 FORM 10-Q

     The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:
Item 1. Financial Statements:
                  Page
     Introduction                                    1
     Condensed Consolidated Balance Sheets - April 30, 1996 and
January 31, 1996                                     2
     Condensed Consolidated Statements of Operations and Retained Earnings -
     Three Months Ended April 30, 1996 and 1995         3
     Condensed Consolidated Statements of Cash Flows - Three Months Ended April 30, 1996
     and 1995                                        4
     Notes to Condensed Consolidated Financial Statements 5
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                     6

PART II - OTHER INFORMATION:
Item 6. Exhibits and Reports on Form 8-K              None
     Signatures                                       7
                          LAKELAND INDUSTRIES, INC.
                             AND SUBSIDIARIES

PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements:
     Introduction

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual
Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 1996.
     The results of operations for the three month periods ended April 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

                    LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                    April 30                 January 31,
ASSETS                                1996                       1996
                                  (unaudited)
     Current Assets:
Cash                                $147,228                     $364,640
Accounts receivable-trade, net of allowance for
  doubtful accounts of $263,000 at April 30, 1996 and
  January 31, 1996                   5,042,275                    4,979,975
Inventories                         11,910,388                   11,244,241
Deferred income taxes                   432,000                     432,000
Other current assets                    200,400                     490,776
      Total current assets            17,732,291                  17,511,632
Property and equipment, net of accumulated
  depreciation of $1,520,000 at April 30, 1996
  and $1,451,000 January 31, 1996       1,052,430                   1,026,203
Excess of cost over the fair value of net assets acquired,
net of accumulated amortization
of $228,000 at April 30, 1996 and
$223,000 at January 31, 1996              362,107                    367,104
Note receivable                          145,266                    147,921
Other assets                             208,316                    209,872
                                    $19,500,410                 $19,262,732
LIABILITIES & STOCKHOLDERS' EQUITY
    Current Liabilities:
Accounts payable                       $3,010,154                  $3,465,557
Current portion of long-term liabilities     50,000                   50,000
Accrued expenses and other current liabilities    401,275            378,524
   Total current liabilities                  3,461,429            3,894,076
Long-term liabilities                         6,744,438             6,491,938
Deferred income taxes                           115,000              115,000
Commitments and Contingencies
Stockholders' Equity
 Preferred stock, $.01 par; authorized
 1,500,000 shares (none issued)
Common stock, $.01 par; authorized
  10,000,000 shares; issued and outstanding
  2,550,000 shares                               25,500                25,500
Additional paid in capital                      5,981,226           5,981,226
Retained earnings                              3,172,817           2,754,992
   Total stockholders' equity                   9,179,543          8,761,718
                                           $19,500,410           $19,262,732

    See notes to condensed consolidated financial statements.

           LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED
CONSOLIDATED
            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

                                                THREE MONTHS ENDED
                                                    April 30,
                                                1996            1995
Net Sales                                  $10,541,662         $10,660,593
Cost of Goods Sold                            8,441,875           8,776,628
Gross Profit                                  2,099,787           1,883,965
Operating Expenses                             1,308,772           1,378,002
Income from Operations                           791,015             505,963
Other Income/(expense), net                       15,257              22,534
Interest Expense                               (122,447)            (113,460)
Income before income taxes                       683,825              415,037
Provision for income taxes                       266,000              165,000
Net Income                                     417,825              250,037
Retained earnings at beginning of period       2,754,992            2,168,370
Retained earnings at end of period            $3,172,817           $2,418,407
Income per common and common equivalent share             $.16          $.09
Number of common and common equivalent
shares outstanding                                    2,645,410    2,655,797
See notes to condensed consolidated financial statements.

                LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)


                                                   THREE MONTHS ENDED
                                                     April 30,
                                                     1996       1995
Cash Flows from Operating Activities:
Net Income                                         $417,825     $250,037
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization                          79,119       60,548
Decrease (increase) in accounts receivable             (62,300)    (995,924)
Decrease (increase) in inventories                    (666,147)    (457,366)
Decrease (increase) in other current assets             290,376     (59,618)
Decrease (increase) in other assets                         -        5,600
Increase (decrease) in accounts payable, accrued
  expenses and other current liabilities               (432,647)     407,845


Net cash used in operating activities                  (373,774)    (788,878)

Cash Flows from Investing Activities -
Purchases of property and equipment - net                (96,138)     (96,384)

Cash Flows from Financing Activities:
Net borrowings (reduction) under line of credit
agreement                                              252,500     961,429
Net increase (decrease) in cash                         (217,412)     76,167
Cash at beginning of period                             364,640      119,919
Cash at end of period                                 $147,228     $196,086

See notes to condensed consolidated financial statements.

                    LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

A.   Inventories:
   Inventories consist of the following:
                                                  April 30,       January 31,
                                                   1996             1996
           Raw materials                          $2,704,795        $2,980,137
          Work in process                          4,121,249         3,225,272
          Finished goods                           5,084,344         5,038,832
                                                $11,910,388       $11,244,241
   Inventories are stated at the lower of cost or market. Cost is determined generally on the first-in, first-out method.
B.    Earnings Per Common and Common Equivalent Share:
      Earnings per share for the three month periods ended April 30, 1996 and 1995 is based on the weighted average number of common shares outstanding and common share equivalents.

C.    Revolving Credit Facility:
    At April 30, 1996, the balance outstanding under the Company's secured revolving credit facility amounted to $6,340,000. The Company was in compliance with all loan covenants at April 30, 1996. This facility is collateralized by the Company's inventory and accounts receivable and expires on July 31, 1998. Interest charges under this credit facility are calculated on various optional formulas using the prime rate, LIBOR, bankers' acceptance and letters of credit.



               LAKELAND INDUSTRIES, INC. AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
General

Three months ended April 30, 1996 compared to the three months ended April
30, 1995:     Net sales for the quarter ended April 30, 1996 decreased
$119,000 or 1.1% to $10,542,000 from $10,661,000 reported for the corresponding period of the prior year. Steadying of the customer base, a price increase effective with orders received as of February 1, 1996 and decreased unit shipments of various protective garment products are the principle reasons for the slight change. The Company believes that the decrease in unit shipments was primarily attributable to the Federal Government's partial shut down between October 1995 and April 1996 which affected direct agency purchasing and government contractors and subcontractors purchasing in the Company's industry.
This industry continues to be highly competitive. Net Sales increased 5.2%, during the quarter ended April 30, 1996 as compared to the immediate preceding quarter, principally due to the price increase mentioned above.
    However, gross profit as a percentage of net sales increased to 19.9% for the quarter ended April 30, 1996 from 17.7% reported for the corresponding period of the prior year, principally due to the utilization of inventory purchased prior to the cost of material increasing at the commencement of the new fiscal year, shipments to customers with the new price increase shipping early in the quarter and the Company not having to meet competitive pricing on it's most popular disposable products. Gross profit margins increased during the quarter ended April 30, 1996 from 12.1% during the immediate preceding quarter, principally due to the correction of manufacturing difficulties that occurred in the previous quarter.
    Operating expenses as a percentage of net sales decreased, to 12.4% for the quarter ended April 30, 1996 from 12.9% for the corresponding period of the prior year, as cost reduction programs continue and sales decreased, slightly.
    Interest expense increased as borrowing increased during the current year quarter.

    As a result of the foregoing, net income increased to $418,000 for the quarter ended April 30, 1996 from $250,000 from the corresponding period of the prior year.


LIQUIDITY and CAPITAL RESOURCES
    Lakeland has historically met its cash requirements through funds generated from operations and borrowings under a revolving credit facility. On August
30, 1995, the Company entered into a new $8 million facility with its Bank. This facility matures on July 31, 1998. Interest charges under this credit facility are calculated on various optional formulas using the prime rate, LIBOR, banker's acceptances and letters of credit.
The Company's April 30, 1996 balance sheet shows a strong current ratio and working capital position and management believes that its positive financial position, together with this new credit agreement, will provide sufficient funds for operating purposes for the next twelve months.

Item 6.    Exhibits and Reports on Form 8-K:
    a -  None
    b - No reports on Form 8-K were filed during the three month period ended April 30, 1996

                    _________________SIGNATURES_________________
    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LAKELAND INDUSTRIES, INC.
(Registrant)


Date: June 7, 1996                        Raymond J. Smith
                                      Raymond J. Smith,
                                 President and Chief Executive Officer




Date:  June 7, 1996                   James M  McCormick
                                      James M. McCormick,
                                  Vice President and Treasurer
                                (Principal Accounting Officer)