Form 10-Q
period 1996-07-30
LAKELAND INDUSTRIES INC
filed 1996-09-11
CIK 798081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10 - Q

(Mark one)
   X  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 1996
                           OR
TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to
 _______________

Commission File Number:  0-15535

LAKELAND INDUSTRIES, INC.

(Exact name of Registrant as specified in it's charter)

Delaware                              13-3115216
(State of incorporation)(IRS Employer Identification Number)

711-2 Koehler Ave., Ronkonkoma, New York  11779

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

YES   X   NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value, outstanding at September 9,
1996 - 2,550,000 shares.LAKELAND INDUSTRIES, INC.
AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:
Item 1.   Financial Statements:
                                           Page
Introduction                                 1
Condensed Consolidated Balance Sheets -
July 31, 1996 and January 31, 1996             2
Condensed Consolidated Statements of
Operations and Retained Earnings -
Three Months and Six Months Ended
July 31, 1996 and 1995                        3
Condensed Consolidated Statements of
Cash Flows -  Six Months
Ended July 31, 1996 and 1995                   4
Notes to Condensed Consolidated
Financial Statements                           5
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations    5

PART II - OTHER INFORMATION:
Item 6.  Exhibits and Reports on Form 8-K       6
Signatures                                    7

LAKELAND INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
  Introduction

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the
 Securities and Exchange Commission for the year ended
 January 31, 1996.
The results of operations for the three month and six month periods ended July 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
                             July 31,     January 31,
ASSETS                       1996         1996

Current Assets:
Cash                       $316,390       $364,640
Accounts receivable-trade,
net of allowance for
doubtful accounts of
$263,000 at July 31, 1996
and January 31, 1996      4,757,208      4,979,975
Inventories              11,620,359     11,244,241
Deferred income taxes       432,000        432,000
Other current assets        362,235        490,776
                          ---------      ---------
Total current assets     17,488,192     17,511,632
Property and equipment,
net of accumulated
depreciation of $1,596,000
at July 31, 1996 and
$1,451,000 at
January 31, 1996          1,019,338      1,026,203
Excess of cost over the
fair value of net assets
acquired, net of accumulated
amortization of $239,000
at July 31, 1996 and
$223,000 at
January 31, 1996            357,110        367,104
Mortgage receivable         143,643        147,921
Other assets                187,278        209,872
                            -------        -------
                        $19,195,561     $19,262,732
                        ===========     ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable         $2,459,972      $3,465,552
Current portion of
long-term liabilities        50,000          50,000
Accrued expenses and other
current liabilities         296,910         378,524
                          ---------       ---------
Total current liabilities 2,806,882       3,894,076
                          ---------       ---------
Long-term liabilities     6,904,438       6,491,938
                          ---------       ---------
Deferred income taxes       115,000         115,000
                          ---------       ---------
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $.01 par;
1,500,000 shares authorized; none issued
Common stock, $.01 par;
10,000,000 shares authorized;
2,550,000 shares issued
and outstanding               25,500         25,500
Capital in excess of
par value                  5,981,226      5,981,226
Retained earnings          3,362,515      2,754,992
                           ---------      ---------
Total stockholders'
equity                     9,369,241      8,761,718
                           ---------      ---------
                         $19,195,561    $19,262,732
                         ===========    ===========

See notes to condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (UNAUDITED)
              THREE MONTHS ENDED     SIX MONTHS ENDED
                   July 31,              July 31,
              1996          1995     1996        1995

Net Sales  $10,129,252 $10,757,255 $20,670,914 $21,417,848
Cost of
Goods Sold   8,376,062   9,281,383  16,817,937  18,058,011
            ----------   ---------  ----------  ----------
Gross Profit 1,753,190   1,475,872   3,852,977   3,359,837
Operating
expenses     1,320,736   1,235,944   2,629,508   2,613,946
            ----------   ---------   ---------   ---------
Income from
Operations     432,454     239,928   1,223,469     745,891
Other Income
/(Expense)      11,723      13,768      26,980      36,302
Interest
Expense       (132,479)   (126,406)   (254,926)   (239,866)
              ---------   ---------   ---------   --------

Income before
income taxes    11,698     127,290     995,523     542,327
Provision for
income taxes   122,000      49,000     388,000     214,000
              --------     -------     -------     -------
Net Income     189,698      78,290     607,523     328,327
Retained Earnings
at Beginning
of Period    3,172,817   2,418,407   2,754,992   2,168,370
             ---------   ---------   ---------   ---------
Retained Earnings
at End
of Period   $3,362,515  $2,496,697  $3,362,515  $2,496,697
            ========== =========== =========== ===========
Income per common
and common equivalent
share             $.07        $.03        $.23        $.12
                  ====        ====        ====        ====
Number of common
and common
equivalent shares
outstanding  2,611,205   2,631,009    2,613,334  2,633,450

See notes to condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Unaudited)

                                     SIX MONTHS ENDED
                                        July 31,
                                     1995        1995
Cash Flows from Operating Activities:
Net Income                        $607,523    $328,327
Adjustments to reconcile net income
to net cash (used in)
provided by operating activities:
Depreciation and amortization      166,265     122,790
Decrease (increase) in
accounts receivable                222,767    (203,670)
Decrease (increase)
in inventories                    (376,118) (1,236,344)
Decrease (increase) in
other current assets               128,541    (157,015)
Decrease (increase) in
other assets                        26,872     (31,529)
Increase (decrease) in
accounts payable, accrued
expenses and other
current liabilities             (1,087,194)    882,629
                                -----------    -------
Net cash (used in) provided
by operating activities           (311,344)   (294,812)

Cash Flows from Investing Activities:
Purchases of property and
equipment                         (149,406)   (367,645)

Cash Flows from Financing Activities:
Net borrowings (reduction) under
line of credit agreement           412,500     711,541
                                   -------     -------
Net increase (decrease) in cash    (48,250)     49,084
Cash at beginning of period        364,640     119,919
                                   -------     -------
Cash at end of period             $316,390    $169,003
                                  ========    ========
See notes to condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.  Inventories:
Inventories consist of the following:
                              July 31,       January 31,
                               1996           1996
Raw materials                $2,286,202      $2,980,137
Work in process               3,400,362       3,225,272
Finished goods                5,933,795       5,038,832
                             ---------       ---------
                           $11,620,359      $11,244,241
                           ===========      ===========
Inventories are stated at the lower of cost or market. Cost is determined generally on the first-in, first-out method.

B.  Earnings Per Common and Common Equivalent Share:
Earnings per share for the three and six month periods ended
July 31, 1996 and 1995 is based on the weighted average number of common shares outstanding and common share equivalents.

C.  Revolving Credit Facility:
         At July 31, 1996, the balance outstanding under the Company's secured revolving credit facility amounted to $6,475,000. The Company was in compliance with all loan covenants at July 31, 1996.
 This facility is collateralized by the Company's inventory and accounts receivable and expires on July 31, 1998. Interest charges under this credit facility are calculated on various optional formulas using the prime rate, LIBOR, banker's acceptances and letters of credit.


LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
ITEM 2.
  Six months ended July 31, 1996 compared to the six months ended July 31, 1995.
   Net sales for the six month period ended July 31, 1996
 decreased $747,000 or 3.5% to $20,671,000 from $21,418,000
 reported for the six month period ended July 31, 1995.
 Decreased unit shipments of various protective garment products and a general slowdown in the industry are the principal reasons for this downward movement in sales. This industry, however, continues to be highly competitive.
   Gross profit as a percentage of net sales increased to 18.6% for the six month period ended July 31, 1996 from 15.7% reported for the corresponding period of prior year, principally due to increased selling prices (commencing with the new year) and not having to meet competitive pricing on the most popular disposable products.
   Operating expenses as a percentage of net sales increased to 12.7% for the six month period ended July 31, 1996 from 12.2% for the corresponding period of the prior year, as sales decreased coupled with a decrease in the prior year period in the allowance for doubtful accounts and pension expense.
  Interest expense increased as aggregate borrowings increased during the current year six month period.
   As a result of the foregoing, operating results increased to a net income of $608,000 for the six month period ended July
 31, 1996 from net income of $328,000 for the six month period ended July 31, 1995.

   Three months ended July 31, 1996 compared to the three months ended July 31, 1995.
   Net sales for the three month period ended July 31, 1996 decreased $628,000 or 5.8% to $10,129,000 from $10,757,000 reported for the three month period ended July 31, 1995. Decreased unit shipments of various protective garment products is the principal reason for this downward movement in sales. This industry, however, continues to be highly competitive. Net sales decreased 3.9% during the quarter ended July 31, 1996 as compared to the immediate preceding quarter.

   Gross profit as a percentage of net sales increased to 17.3% for the three month period ended July 31, 1996 from 13.7% reported for the corresponding period of the prior year, principally due to increased selling prices for the entire quarter, not having to meet competitive pricing on the most popular disposable products and the liquidation of certain non-
woven protective garment products and woven cloth products
 affecting the prior year period.
   Operating expenses as a percentage of net sales increased to 13.04% for the three month period ended July 31, 1996 from 11.5% for the corresponding period of the prior year, as sales decreased coupled with a decrease in the prior year period in the allowance for doubtful accounts and pension expense.

   Interest expense increased as aggregate borrowings increased during the current year three month period.
   As a result of the foregoing, operating results increased to net income of $190,000 for the three month period ended July 31, 1996 from net income of $78,000 for the three month period ended July 31, 1995.

LIQUIDITY and CAPITAL RESOURCES
   Lakeland has historically met its cash requirements through funds generated from operations and borrowings under a revolving credit facility. On August 30, 1995, the Company entered into a new $8 million facility with its Bank. This facility matures on July 31, 1998. Interest charges under this credit facility are calculated on various optional formulas using the prime rate, LIBOR, banker's acceptances and letters of credit. The Company's July 31, 1996 balance sheet shows a strong current ratio and working capital position and management believes that its positive financial position, together with this new credit agreement, will provide sufficient funds for operating purposes for the next twelve months.

Item 6.  Exhibits and Reports on Form 8-K:
a -  None
b - No reports on Form 8-K were filed during the three month period ended July 31, 1996.








_________________SIGNATURES_________________
  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LAKELAND INDUSTRIES, INC.
(Registrant)


Date:  September 11, 1996        Raymond J. Smith
                               -----------------
                               Raymond J. Smith,
                                 President and
                               Chief Executive Officer




Date:  September 11, 1996        James M. McCormick
                               -------------------
                               James M. McCormick,
                               Vice President and Treasurer
                              (Principal Accounting Officer)