Form 10-Q
period 1996-10-31
LAKELAND INDUSTRIES INC
filed 1996-12-06
CIK 798081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10 - Q

(Mark one)
   X  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended October 31, 1996
OR
TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission File Number:  0-15535

LAKELAND INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

 Delaware                 13-3115216
 (State of incorporation)(IRS Employer Identification Number)

711-2 Koehler Ave., Ronkonkoma, New York  11779
--------------------------------------------------
Address of principal executive offices)

(516) 981-9700
---------------------------------------------------------------
(Registrant's telephone number, including area code)

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

Common Stock, $.01 par value, outstanding at December 5, 1996 -
2,550,000 shares.
LAKELAND INDUSTRIES, INC.
AND SUBSIDIARIES
FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:
Item 1.  Financial Statements:
Page
  Introduction                        1
  Condensed Consolidated Balance Sheets - October 31, 1996 and
January 31, 1996                       2
Condensed Consolidated Statements of Earnings and Retained Earnings - Three Months and Nine Months Ended October 31, 1996
and 1995                              3
Condensed Consolidated Statements of Cash Flows - Nine Months
Ended October 31, 1996 and 1995         4
Notes to Condensed Consolidated Financial Statements    5
Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                  5

PART II - OTHER INFORMATION:
Item 6.  Exhibits and Reports on Form 8-K         6
Signatures                                     7

LAKELAND INDUSTRIES, INC.
AND SUBSIDIARIES

PART I -  FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Introduction

  The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 1996.
  The results of operations for the three month and nine month periods ended October 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited)
               October 31,        January 31,
ASSETS                1996         1996
Current Assets:
Cash                $648,553       $364,640
Accounts receivable, net of allowance
for doubtful accounts of $144,000 at
October 31, 1996 and
$263,000 at January 31, 1996        5,006,850    4,979,975
Inventories                       10,489,983   11,244,241
Deferred income taxes                 432,000     432,000
Other current assets                  279,988     490,776
                                 ------------------------
Total current assets                16,857,374  17,511,632
Property and equipment, net of
accumulated depreciation of
$1,677,000 at October 31, 1996 and
$1,451,000 at January 31, 1996        1,039,869   1,026,203
Excess of cost over fair value of net
assets acquired, net of accumulated
amortization of $239,000 at October 31,
1996 and $223,000 at January 31, 1996    352,113    367,104
Mortgage receivable                     141,987    147,921
Other assets                           209,565     209,872
                                      --------------------
                                 $18,600,908    $19,262,732
                                 ==========================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                   $1,448,585     $3,465,552
Current portion of long-term
liabilities                            50,000        50,000
Accrued expenses and other current
liabilities                           630,356        378,524
Total current liabilities             2,128,941      3,894,076
Long-term liabilities                 6,841,938      6,491,938
                                   --------------------------
Deferred income taxes                   115,000        115,000
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $.01 par;
1,500,000 shares authorized; none issued
Common stock, $.01 par;
  10,000,000 shares authorized;
2,550,000 shares issued and
outstanding                             25,500         25,500
Capital in excess of par value         5,981,226      5,981,226
Retained earnings                     3,508,303      2,754,992
                                    -------------------------
Total stockholders' equity             9,515,029    8,761,718
                                    -----------------------
                                   $18,600,908   $19,262,732
                                   =========================
See notes to condensed consolidated financial statements. LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED
STATEMENTS OF EARNINGS AND RETAINED EARNINGS (unaudited)

                     THREE MONTHS ENDED  NINE MONTHS ENDED
                     October 31          October 31
                 1996         1995        1996         1995
Net Sales       $9,884,564   $8,750,887    $30,555,478  $30,168,735
Cost of Goods Sold  8,154,953  7,048,797    24,972,890   25,106,808
                   -------------------------------------------
Gross Profit     1,729,611   1,702,090  5,582,588    5,061,927
Operating expenses  1,368,192  1,164,543  3,997,700   3,778,489
                 ---------------------------------------------
Income from
Operations          361,419    537,547   1,584,888   1,283,438
Other Income/
Expense)             11,699    11,882       38,679     48,184
Interest Expense    (135,330)  (135,103)   (390,256)   (374,969)
                   -------------------------------------------
Income before
income taxes         237,788   414,326     1,233,311    956,653
Provision for
income taxes          92,000    156,000      480,000    370,000
Net Income           145,788    258,326      753,311    586,653
Retained Earnings
at Beginning of
Period             3,362,515   2,496,697    2,754,992  2,168,370
                  ----------------------------------------------
Retained Earnings
at End of Period   $3,508,303  $2,755,023  $3,508,303 $2,755,023
                 =============================================
Income per common and common
equivalent share:    $.06        $.10        $.29       $.22
Number of common and common equivalent
shares outstanding  2,609,845   2,631,020  2,611,116   2,640,798
                  =============================================

See notes to condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited)
                                      NINE MONTHS ENDED
                                       October 31,
                                  1996          1995
Cash Flows from Operating Activities:
Net Income                       $753,311      $586,653
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization          252,443       194,162
Decrease (increase) in
accounts receivable                   (26,875)      370,672
Decrease (increase)
in inventories                        754,258    (2,444,648)
Decrease (increase) in
other current assets                   210,788      (92,431)
Increase (decrease) in accounts payable, accrued
expenses and other current
liabilities                        (1,765,135)     (936,009)
                                  ------------------------

Net cash provided (used in) by operating
activities                           178,790      (2,321,601)

Cash Flows from Investing Activities:
Purchases of property
and equipment                       (252,578)        (467,249)

Cash Flows from Financing Activities:
Proceeds from net borrowing under
line of credit agreement              357,701        2,839,127
                                ------------------------------
Net increase in cash                  283,913          50,277
Cash at beginning of period            364,640         119,919
                                  ---------------------------
Cash at end of period                $648,553         $170,196
                                 ============================
See notes to condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.   Inventories:
    Inventories consist of the following:
                                  October 31,     January 31,
                                     1996           1996
Raw materials                     $2,276,870       $2,980,137
Work in process                    2,747,403        3,225,272
Finished goods                     5,465,710        5,038,832
                                 ----------------------------
                                $10,489,983      $11,244,241
                                =============================
Inventories are stated at the lower of cost or market. Cost is determined generally on the first-in, first-out method.
B.  Earnings Per Common and Common Equivalent Share:
    Earnings per share for the three and nine month periods ended October 31, 1996 and 1995 is based on the weighted average number of common shares outstanding and common share equivalents.

C.  Revolving Credit Facility:
  At October 31, 1996, the balance outstanding under the Company's $8,000,000 secured revolving credit facility amounted to $6,400,000. This Facility is collateralized by the Company's inventories and accounts receivable, expires on July 31, 1998 and interest charges are calculated on various optional formulas using the prime rate, LIBOR, banker's acceptance and letters of credit. The facility contains restrictive covenants including minimum tangible net worth, capital expenditures, current ratio and interest coverage.

ITEM 2.
LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Nine months ended October 31, 1996 compared to the nine months ended October 31, 1995.
  Net sales for the nine month period ended October 31, 1996 increased $386,000 or 1.3% to $30,555,000 from $30,169,000 reported for the nine month period ended October 31, 1995. Increased selling prices at the beginning of the fiscal year and an increase in unit shipments of various protective garment products are the principal reasons for this upward movement in sales. This industry, however, continues to be highly competitive.
  Gross profit as a percentage of net sales increased to 18.3% for the nine month period ended October 31, 1996 from 16.8% reported for the corresponding period of the prior year, principally due to the industry wide increased selling prices and price stabilization.
  Operating expenses as a percentage of net sales increased to 13.1% for the nine month period ended October 31, 1996 from 12.5% for the corresponding period of the prior year. Expenses were incurred in a plant relocation and the prior year period included a decrease in pension and bad debt expenses.
  Interest expense increased as borrowings increased during the current year nine month period.
  As a result of the foregoing, operating results increased to a net income of $753,000 for the nine month period ended October 31, 1996 from net income of $587,000 for the nine month period ended October 31, 1995.

Three months ended October 31, 1996 compared to the three months ended October 31, 1995.
  Net sales for the three month period ended October 31, 1996 increased $1,134,000 or 13% to $9,885,000 from $8,751,000 reported for the three month period ended October 31, 1995. Increased selling prices and an increase in unit shipments of various protective garment products are the principal reasons for this upward movement in sales. This industry, however, continues to be highly competitive. Net sales decreased 2.4% during the quarter ended October 31, 1996 as compared to the immediate preceding quarter. For the fourth consecutive year, the third quarter has been the seasonally weakest of the fiscal year.
  Gross profit as a percentage of net sales decreased to 17.5% for the three month period ended October 31, 1996 from 19.5% reported for the corresponding period of the prior year, due to the meeting of competitive pricing on some products and sales during the quarter of certain disposable products at lower margins.
  Operating expenses as a percentage of net sales increased to 13.8% for the three month period ended October 31, 1996 from 13.3% for the corresponding period of the prior year. The expense of moving the Company's Missouri facility to a new location was the primary reason for this increase.
  Interest expense remained steady, even as borrowings increased during the current year three month period, due to lower market rates of interest.
  As a result of the foregoing, operating results decreased to net income of $146,000 for the three month period ended October 31, 1996 from net income of $258,000 for the three month period ended October 31, 1995.

LIQUIDITY and CAPITAL RESOURCES
  Lakeland has historically met its cash requirements through funds generated from operations and borrowings under a revolving credit facility. On August 30, 1995, the Company entered into a new $8 million facility with its Bank. This facility matures on July 31, 1998. Interest charges under this credit facility are calculated on various optional formulas using the prime rate, LIBOR, banker's acceptance and letters of credit. The Company's October 31, 1996 balance sheet shows a strong current ratio and working capital position and management believes that its positive financial position, together with this new credit agreement, will provide sufficient funds for operating purposes for the next twelve months.

Item 6. Exhibits and Reports on Form 8-K:
a -  None
b - No reports on Form 8-K were filed during the three month period ended October 31, 1996.
SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LAKELAND INDUSTRIES, INC.
(Registrant)

Date  December 6, 1996      Raymond J. Smith
                          ------------------------
                             Raymond J. Smith,
                    President and Chief Executive Officer




Date:  December 6, 1996      James M. McCormick
                           -------------------
                             James M. McCormick,
                         Vice President and Treasurer
                        (Principal Accounting Officer)