Form 10-K
period 1997-01-31
LAKELAND INDUSTRIES INC
filed 1997-04-25
CIK 798081

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - K
(Mark one)
   X     ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934 (Fee Required)
         For the fiscal year ended, January 31, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934 (No fee required)
         For the transition period from _____________ to ______________

         Commission File Number: 0 - 15535

                            LAKELAND INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        Delaware                                              13-3115216
------------------------                                  ----------------------
(State of Incorporation)                                   (I.R.S. Employer
                                                          Identification Number)

                    711-2 Koehler Ave., Ronkonkoma, NY 11779
          ------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (516) 981-9700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $.01 Par Value
          -------------------------------------------------------------
                                (Title of class)

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _____.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


         The aggregate market value of the Common Stock outstanding and held by nonaffiliates (as defined in Rule 405 under the Securities Exchange Act of 1934) of the Registrant, based upon the average high and low bid price of the Common Stock on NASDAQ on April 18, 1997 was approximately $4,856,728 (based on 1,494,378 shares held by nonaffiliates).

         The number of shares outstanding of the Registrant's common stock, $.01 par value, on April 25, 1997 was 2,550,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Shareholders for the year ended January 31, 1997 are incorporated by reference in Items 5-7 of Part II and certain portions of the Registrant's Definitive Proxy Statement, for the Annual Meeting of Stockholders to be held June 18, 1997, are incorporated by reference in Items 10-13 of Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

         Lakeland Industries, Inc. (the"Company") is a company with six divisions and three wholly-owned subsidiaries: One large division of the Company manufactures disposable / limited use garments domestically and via offshore manufacturing operations and its four smaller divisions, Chemland ("Chemland"), manufactures suits for use by toxic waste clean up teams; Fireland ("Fireland") d/b/a Fyrepel Products, manufactures fire and heat protective apparel and protective systems for personnel; Highland ("Highland"), manufacturers specialty safety and industrial work gloves and Uniland ("Uniland"), manufactures industrial and medical woven cloth garments. A predecessor corporation of the Company was incorporated in New York in April 1982. In September 1986, the Company completed its initial public offering for 950,000 shares of common stock at $6.75 per share. The Company formed two new subsidiaries in December 1986, Chemland and Fireland (both Delaware corporations), which purchased the assets and certain liabilities of Siena Industries, Inc. and Fyrepel Products, Inc., respectively, both located in Ohio. Chemland, Fireland, Highland and Uniland were all formerly wholly-owned subsidiaries of the Company. Highland was merged into the Company on June 30, 1993 and Chemland, Fireland and Uniland were merged into the Company on August 31, 1993. A new subsidiary Fireland Industries, Inc. was formed during fiscal 1994 to hold the land and building currently owned in Ohio and act as Trustee and Sponsor of the Fireland Industries, Inc. Pension Plan.

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

         During fiscal 1991, Chemland closed its Coshocton, Ohio facility due to manufacturing inefficiencies and Uniland was reorganized as a Delaware corporation. On December 11, 1990, the Company's subsidiary, Mayer, sold substantially all of the operating assets of its health care and hospitality divisions to a private investor group located in Charlotte, North Carolina.

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

         During fiscal 1995, (December 1994) Lakeland Protective Wear Inc. was formed and opened an office with warehouse facilities in Burlington, Ontario to serve the Canadian market. A sales office was opened in March 1997 in Montreal, Quebec. The company markets and sells all the products manufactured by the Lakeland group of companies through a network of safety and industrial distributors including two national distributors. With sales of $1.5 million in fiscal 1997, it is expected that market penetration and share will continue to grow. As the NAFTA trade agreement continues to reduce duties and tariffs, the trade borders will be eliminated January 1, 1998 and will offer the possibility of this facility to also service the Northeast U.S. market.

         During fiscal 1996 (November 1995) Lakeland de Mexico S.A. de C.V. was formed, as a wholly owned subsidiary, to assemble disposable/limited use garments on a contract basis. The Company also entered into a new $8 million, secured, three year revolving credit agreement with its Bank, to replace its existing loan facility which was about to expire.

         During fiscal 1997, the Company began using offshore production to assist in the manufacture of certain disposable/limited use protective garments. During the fourth quarter, the Company relocated its woven cloth manufacturing facility to a larger facility remaining in St. Joseph, Missouri.

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

         Beginning in the second quarter of fiscal 1990 the Company encountered erosions in margins in its disposable garment business due to a movement by asbestos removal contractors away from Tyvek TM materials to polypropylene materials and concomitant pricing pressures in the industry as a whole. The industry pricing pressures, most intense during the fourth quarter of fiscal 1990, continued through fiscal 1991. While the Company was able to maintain its sales volume at a level comparable to fiscal 1989, a substantial portion of fiscal 1990 and 1991 sales were of polypropylene garments in lieu of Tyvek TM garments; resulting in reduced gross profit margins. During fiscal 1991, the Company attempted to increase selling prices; however, these new selling prices were still below those of prior years. During fiscal 1992, the erosion in gross margins began to stabilize. However, competition and recessionary economic conditions adversely affected sales volume, especially during the second half of fiscal 1992 and into fiscal 1993 and 1994.

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

         Chemland was formed in December 1986 to purchase the assets and certain liabilities of Siena Industries, Inc. Chemland manufactures protective garments for use in hazardous chemical environments. All of its products are sold through the Company's distributor network. The Company believes that this market will grow due to the extensive government legislation which mandates the clean up of toxic waste sites and the elimination of hazardous materials from the environment. The Environmental Protection Agency ("EPA") designated OSHA to be responsible for the health and safety of workers in and around areas of hazardous materials and contaminated waste. OSHA responded by formulating an all encompassing compendium of safety regulations that prescribe operating standards for all aspects of OSHA projects. Almost 2 million people are affected by OSHA Standards today.


         In 1990, additional standards proposed and developed by the National Fire Protection Association ("NFPA") and the American Society for Testing and Materials ("ASTM") were accepted by OSHA. NFPA Standard 1991 set performance requirements for total-encapsulating vapor-proof chemical suits and includes rigid chemical and flame resistance tests and a permeability test against 17 challenge chemicals. The basic OSHA Standards call for 4 levels of protection, A through D, and specific in detail the equipment and clothing required to adequately protect the wearer at corresponding danger levels. A summary of these four levels follows:

         NFPA 1991 / Level A calls for total encapsulation in a vapor-proof chemical suit with self-contained breathing apparatus ("SCBA") and appropriate accessories.
         Level B calls for SCBA or positive pressure supplied respirator with escape SCBA, plus hooded chemical resistant clothing (overalls, and long sleeved jacket; coveralls; one or two piece chemical-splash suit; or disposable chemical-resistant overalls).
         Level C requires hooded chemical-resistant clothing (overalls; two-piece chemical-splash suit; disposable chemical-resistant overalls).
         Level D is basically a work and/or training situation requiring minimal coverall protection.

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

         Forcefield TM-A lightweight hazmat suit, totally encapsulized providing greater mobility, visibility, dependability and versatility in dealing safely and effectively with most types of chemical hazards. This product meets NFPA 1991 standards for a fully certified chemical protective suit. When combined with an Aluminized PBI/Kevlar over cover, it provides NFPA 1991 / Level A protection;

         Interceptor TM-Model A meets all OSHA Level A requirements as a vapor-proof suit. Model 1 meets and exceeds NFPA 1991 requirements of certification for vapor-proof suit when used with an Aluminized PBI / Kevlar over cover.

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

         The Company presently utilizes over 90 independent sewing contractors under agreements that are terminable at will by either party. These contractors employ approximately 1,000 people full-time (both domestically and internationally) and operate and maintain their own industrial sewing machines. The Company believes that it is the only customer of the majority of its independent sewing contractors and considers its relations with such contractors to be excellent. In the year ended January 31, 1997 two independent sewing contractors accounted for more than 10% of the Company's production of disposable / limited use garments. The Company believes that it can obtain adequate alternative production capacity should any of its independent contractors become unavailable.

         The Company believes that its manufacturing system permits it considerable flexibility. Through the use of independent sewing contractors, the Company has achieved its current level of production on a relatively small capital investment. Furthermore, by employing additional sewing contractors, the Company can increase production without substantial additional capital expenditures.

         While the Company has not experienced reduced demand for its disposable limited use garments, management believes that by its use of independent sewing contractors, the Company is capable of reducing or alternately increasing its production capacity without incurring large on-going costs typical of many manufacturing operations.

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

Quality Control

         To assure quality, Company employees monitor the sewing of disposable / limited use garments at the facilities of the independent sewing contractors and also inspect the garments upon delivery to the Company's facilities. Finished product that is below standard is returned to the contractor for reworking. The Company has rarely been required to return product to its independent sewing contractors. The Company also actively participates in the Industrial Safety Equipment Association's (ISEA) frequent independent quality inspection programs. The Company conducts quality control inspections of its industrial gloves, cloth, fire and chemical garments throughout the manufacturing process. The Company expects to be ISO 9001 approved during fiscal year 1998.

Marketing

         The Company markets and sells its products through a minimum of 22 independent manufacturers' representatives. The Company believes that these representatives constitute one of the largest and most sophisticated independent sales force in its industry.


         These independent representatives call on over 500 safety and industrial distributors nationwide and promote and sell the Company's products to safety and industrial distributors and provide product information. The distributors buy the Company's products and maintain inventory at the local level in order to assure quick response time and the ability to serve accounts properly. During the year ended January 31, 1997, no one distributor accounted for more than 5% of sales.

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

         The Company's marketing plan is to maximize the efficiency of its established distribution network by direct promotion at the end-user level. Advertising is primarily through trade publications. Promotional activities include sales catalogs, mailings to end users and a nationwide publicity program. The Company exhibits at both regional and national trade shows and was represented at the National Safety Congress in Orlando, FL (Fall of 1996) and will be represented at the American Industrial Hygienists Convention (Spring of 1997).

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

         Beginning in the third quarter of fiscal 1990, intense competition in the disposable garment business drove margins on non- Tyvek TM garments down. This competition and the concomitant sales price erosion noted earlier continued through fiscal 1993. However, small price increases on the core Tyvek disposable line in February of 1993, 1994 and 1996 have and should continue to result in gross margin increases. Management continued to take steps to reduce the Company's manufacturing costs and overhead in order to improve operating results in fiscal 1997. The Company continues to focus its efforts to increase sales and profitability of all products, and to redeploy its capital toward higher margin proprietary products.

Seasonality

         Historically, more disposable garments are sold in spring and summer due to the asbestos abatement industry, which has its highest level of activity in the spring months. This does not materially affect the total sales of the Company. The fourth quarters of fiscal years 1990 and 1991 yielded the lowest sales volume of each fiscal year. However, during fiscal 1992 and 1993 the third quarter and second quarter, respectively, yielded the lowest sales volume. During fiscal 1994, 1995, 1996 and 1997, the third quarter was the only seasonally weak quarter.

Patents and Trademarks

         At this time, there are no patents or trademarks which are significant to the Company's operations; however, the Company has one exclusive licensing arrangement covering seven patents in the Company's name and has one non-exclusive agreement with DuPont regarding patented materials used in the manufacture of chemical suits.

Employees

         As of April 15, 1997, the Company had approximately 416 full-time employees (both domestically and internationally) and meets its manpower requirements at one division through an employee leasing agreement with Madison Manpower and Mobile Storage, Inc., the president and principal stockholder of which is also an officer of the Company. The Company has experienced a low turnover rate among its employees. The Company believes its employee relations to be excellent.

ITEM 2. PROPERTIES

         The Company leases three domestic manufacturing facilities, three foreign manufacturing facilities, one domestic and one foreign warehouse facility and a corporate office headquarters. The Company's 90,308 square foot facility in Decatur, Alabama, is used in the production of disposable / limited use garments. The Alabama facility is leased entirely by the Company from a partnership consisting primarily of certain stockholders of the Company, pursuant to two lease agreements expiring on August 31, 1999.

         Chemland and Highland lease 12,000 sq. ft. of manufacturing space, each, on a month to month basis in Somerville, Alabama. This Somerville facility is owned by an officer of the Company.

         The Company leases 44,000 square feet of manufacturing space in St. Joseph, Missouri used in the manufacturing of woven cloth garments and other cloth products. This lease expires on October 31, 1999.

         The Company's Mexican subsidiary leases two manufacturing facilities totaling 33,816 square feet under two leases expiring on September 30, 1997 and December 31, 2000. The Company also leases a 12,000 square foot manufacturing facility overseas. This lease expired on March 30, 1997 and is presently leased on a month to month basis. A smaller facility lease expired on March 30, 1997 and was not renewed.

         The Company leases 4,362 square feet of office space in Ronkonkoma, New York, in which its corporate, executive and sales offices are located. This lease expires on June 30, 1999.

         For the year ended January 31, 1997, the Company paid total rent on property and all leased equipment of approximately $581,161 on a net basis. The Company believes that these facilities are adequate for its present operations.

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

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Reference is made to Page 4 ("Market for the Registrant's Common Stock and Related Stockholder Matters") of the Registrant's 1997 Annual Report to Shareholders filed as an exhibit hereto, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         Reference is made to Page 2 ("Selected Financial Data") of the Registrant's 1997 Annual Report to Shareholders filed as an exhibit hereto, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Reference is made to Page 3 ("Management's Discussion and Analysis of Financial Condition and Results of Operation") of the Registrant's 1997 Annual Report to Shareholders filed as an exhibit hereto, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements are incorporated herein by reference to Pages 5 to 21 of the Registrant's Annual Report to Shareholders for the year ended January 31, 1997:

         Report of Independent Certified Public Accounts

         Consolidated Balance Sheets as of January 31, 1997 and 1996

         Consolidated Statements of Income and Retained Earnings for the years ended January 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the years ended January 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See the information under the caption "Election of Directors" in the

Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders ("Proxy Statement"), which information is incorporated herein by reference.

         The following table sets forth the names and ages of all executive officers of the Company, and all positions and offices within the Company presently held by such executive officers. None of the directors, executive officers or nominees for director has any family relationship with any other director, executive officer or nominee for director of the Company.

Name                     Age   Position Held
----                     ---   -------------

Raymond J. Smith         58    Chairman of the Board, President and Director
Christopher J. Ryan      45    Executive Vice President-Finance & Secretary and
                               Director
Harvey Pride, Jr.        50    Vice President-Manufacturing
James M. McCormick       49    Vice President and Treasurer

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index to Consolidated Financial Statements and Schedules:

  (1) Financial Statements:

         The following Consolidated Financial Statements of the Registrant are incorporated herein by reference to the Registrant's Annual Report to Shareholders for the year ended January 31, 1997, as noted in Item 8 hereof:

                  Report of Independent Certified Public Accountants

                  Consolidated Balance Sheets as of January 31, 1997 and 1996

                  Consolidated Statements of Income and Retained Earnings for the years ended January 31, 1997, 1996 and 1995

                  Consolidated Statements of Cash Flows for the years ended January 31, 1997, 1996 and 1995

                  Notes to Consolidated Financial Statements

  (2) Financial Statement Schedule:

         Schedule for the years ended January 31, 1997, 1996 and 1995:

         II-Valuation and Qualifying Accounts

         All other schedules to the Consolidated Financial Statements are omitted because the required information is inapplicable or has been presented in the consolidated financial statements or related notes thereto.

         (b) Reports on Form 8-K.

         No report on Form 8-K has been filed for the Quarter ended January 31, 1997.

         (c) Exhibits:

                  3 (a)    Restated Certificate of Incorporation*


                  3 (b)    By-Laws, as amended*

                  10 (a) Lease agreements between POMS Holding Co., as lessor, and the Company, as lessee, dated January 1, 1995

                  10 (b) Lease agreement between Central Life Assurance Company, as lessor, and the Company, as lessee, dated September 10, 1987. (Incorporated by reference to the Company's Form 10-K for the year ended January 31,
                           1988).

                  10 (c)   The Company's Stock Option Plan*

                  10 (d) Asset Purchase Agreement, dated as of December 26, 1986, by and among the Company, Fireland, Fyrepel Products, Inc. and John H. Weaver, James R. Gauerke and Vernon W. Lenz**

                  10 (e) Asset Purchase Agreement, dated as of December 26, 1986, by and among the Company, Chemland, Siena Industries, Inc. and John H. Weaver, James R. Gauerke, Eugene R. Weir, John E. Oberfield and Frank Randles**

                  10 (f) Asset Purchase Agreement, dated September 30, 1987 by and among the Company and Walter H. Mayer & Co. (Incorporated by reference to the report on Form 8-K filed by the Company on October 14, 1987.)

                  10 (g)   Employment agreement between the Company and Raymond
                           J. Smith, dated September 7, 1994

                  10 (h) Employment agreement between the Company and Harvey Pride, Jr., dated January 31, 1995

                  10 (i) Lease between Lakeland Industries, Inc. and JBJ Realty, dated April 11, 1994

                  10 (j) Asset Purchase Agreement, dated November 19, 1990 by and among the Company, Mayer and WHM Acquisition Corp. (Incorporated by reference to the report on Form 10-Q for the quarter ended October 31, 1990, filed by the Company on December 14, 1990).

                  10 (k) Employment agreement between the Company and Christopher J. Ryan, dated February 14, 1997.

                  10 (l) Loan agreement dated August 30, 1995 between the Company and its bank (Incorporated by reference to the report on Form 10-Q for the quarter ended October

                           31, 1995).

                  10 (m) Consulting and License Agreements between the Company and W. Novis Smith dated December 10, 1991.

                  10 (n) Agreement dated June 17, 1993 between the Company and Madison Manpower and Mobile Storage, Inc.

                  11       Consent of Grant Thornton LLP dated April 25, 1997***

                  13 Annual Report to Shareholders for the year ended January 31, 1997

                  20 Proxy Statement of the Registrant for Annual Meeting of Stockholders-June 18, 1997

                  22       Subsidiaries of the Company (wholly-owned):

                           Fireland Industries, Inc.
                           Lakeland Protective Wear Inc.
                           Lakeland de Mexico S.A. de C.V.

         All other exhibits are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

------------------------

* Incorporated by reference to Registration Statement on Form S-18 on file with the Securities and Exchange Commission No.33-7512-NY.

** Incorporated by reference to report on Form 8-K filed by the Company on January 9, 1987.

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

Dated:   April 25, 1997

                     LAKELAND INDUSTRIES, INC.

                     By: /s/ Raymond J. Smith
                         ------------------------------------------------------
                         Raymond J. Smith , Chairman of the Board and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                               Title                         Date
----                               -----                         ----

/s/ Raymond J. Smith         Chairman of the Board,          April 25, 1997
-----------------------      President and Director
Raymond J. Smith             (Principal Executive Officer)

/s/ Christopher J. Ryan      Executive V. P.- Finance        April 25, 1997
-----------------------      & Secretary and Director
Christopher J. Ryan

/s/ James M. McCormick       Vice President and Treasurer    April 25, 1997
-----------------------      (Principal Financial and
James M. McCormick           Accounting Officer)

/s/ Eric O. Hallman          Director                        April 25, 1997
-----------------------
Eric O. Hallman

/s/ John J. Collins          Director                        April 25, 1997
-----------------------
John J. Collins,Jr.


/s/ Walter J. Raleigh        Director                        April 25, 1997
-----------------------
Walter J. Raleigh

                            Lakeland Industries, Inc.
                                and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


              Column A             Column B          Column C                        Column D         Column E
              --------             --------          --------                        --------         --------

                                                            Additions
                                                    ---------------------------
                                   Balance at       Charged to       Charged to                       Balance at
                                   beginning        costs and         other                             end of
                                   of period         expenses        accounts        Deductions         period
                                   -=======--       -=========       ----------      =======---       ----------

Year ended January 31, 1997
    Allowance for doubtful
      accounts (a)                 $262,765         $    7,439                       $120,204(b)       $150,000
                                    =======          =========                        =======           =======


Year ended January 31, 1996
    Allowance for doubtful
      accounts (a)                 $375,597          $  32,069                       $144,901(b)       $262,765
                                    =======           ========                        =======           =======


Year ended January 31, 1995
    Allowance for doubtful
      accounts (a)                 $516,757           $141,606                       $282,766(b)       $375,597
                                    =======            =======                        =======           =======


(a)  Deducted from accounts receivable.
(b)  Uncollectible accounts receivable charged against allowance.