Form 10-Q
period 1997-04-30
LAKELAND INDUSTRIES INC
filed 1997-06-10
CIK 798081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10 - Q

(Mark one)
   X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
       For the quarterly period ended April 30, 1997
            OR
____   TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _____ to _______

Commission File Number: 0-15535

LAKELAND INDUSTRIES, INC.
---------------------------
(Exact name of Registrant as specified in it's charter)

   Delaware               13-3115216
-----------               -----------
(State of incorporation)(IRS Employer Identification Number)

711-2 Koehler Avenue, Ronkonkoma, New York  11779
-------------------------------------------------
(Address of principal executive offices)

    (516) 981-9700
------------------
(Registrant's telephone number, including area code)


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

 Common Stock, $.01 par value, outstanding at June 9, 1997 - 2,560,000 shares.



LAKELAND INDUSTRIES, INC.
AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:
Item 1.  Financial Statements:
                   Page
  Introduction                      1
  Condensed Consolidated Balance
Sheets - April 30, 1997 and
January 31, 1997                    2
Condensed Consolidated Statements
of Income and Retained Earnings -
Three Months Ended April 30, 1997
and 1996                            3
Condensed Consolidated Statements
of Cash Flows - Three Months Ended
April 30, 1997 and 1996             4
Notes to Condensed Consolidated
Financial Statements                5
Item 2.  Management's Discussion
and Analysis of Financial Condition
and Results of Operations           6

PART II - OTHER INFORMATION:
Item 6.  Exhibits and Reports
on Form 8-K                        None
  Signatures                        7


LAKELAND INDUSTRIES, INC.
AND SUBSIDIARIES

PART I -   FINANCIAL INFORMATION
Item 1.    Financial Statements:
   Introduction

   The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended
January 31, 1997.
   The results of operations for the three month periods ended April 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.


LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                           April 30,   January 31,
   ASSETS                    1997         1997
                                (unaudited)
   Current Assets:
Cash                       $568,582       $504,940
Accounts receivable-trade,
net of allowance for
doubtful accounts of
$150,000 at April 30, 1997
and January 31, 1997        6,417,874     5,893,594
Inventories                 9,246,636     9,894,156
Deferred income taxes         469,000       469,000
Other current assets          247,659       176,901
                              -------       -------
  Total current assets     16,949,751    16,938,591
Property and equipment,
net of accumulated
depreciation of $1,845,000
at April 30, 1997 and
$1,763,000
January 31, 1997            1,041,192       989,667
Excess of cost over the
fair value of net assets
acquired, net of accumulated
amortization of $203,000
at April 30, 1997 and $198,000
at January 31, 1997           342,120       347,116
Note receivable               138,575       140,298
Other assets                  238,840       157,444
                              -------       -------
                          $18,710,478   $18,573,116
                          ===========   ===========
LIABILITIES & STOCKHOLDERS' EQUITY
  Current Liabilities:
Accounts payable           $1,554,481    $2,534,999
Current portion of long-
term liabilities               50,000        50,000
Accrued expenses and other
current liabilities           695,002       335,314
                             --------     ---------
  Total current
liabilities                 2,299,483     2,920,313
                            ---------     ---------
Long-term liabilities       6,033,289     5,745,789
                            ---------     ---------
Deferred income taxes          82,000        82,000
                               ------        ------

Commitments and Contingencies
Stockholders' Equity
  Preferred stock, $.01 par; authorized
  1,500,000 shares (none issued)
Common stock, $.01 par; authorized
  10,000,000 shares; issued and
  outstanding
  2,550,000 shares             25,500        25,500
Additional paid in capital  5,981,226     5,981,226
Retained earnings           4,288,980     3,818,288
                            ---------     ---------
  Total stockholders'
equity                     10,295,706     9,825,014
                           ----------     ---------
                          $18,710,478   $18,573,116
                          ===========   ===========

  See notes to condensed consolidated financial statements.
LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED
  STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)

                                    THREE MONTHS ENDED
                                        April 30,
                                1997             1996
Net Sales                    $12,013,629      $10,541,662
Cost of Goods Sold             9,707,638        8,441,875
                               ---------        ---------
Gross Profit                   2,305,991        2,099,787
Operating Expenses             1,450,409        1,308,772
                               ---------        ---------
Income from Operations           855,582          791,015
Other Income/(expense), net       15,965           15,257
Interest Expense                (100,855)        (122,447)
                                ---------        ---------
Income before income taxes       770,692          683,825
Provision for income taxes       300,000          266,000
                                 -------          -------
Net Income                       470,692          417,825
Retained earnings at
beginning of period            3,818,288         2,754,992
                               ---------         ---------
Retained earnings at
end of period                 $4,288,980        $3,172,817
                              ==========        ==========
Income per common and
common equivalent share             $.18              $.16
                                    ====              ====
Number of common and common equivalent
  shares outstanding            2,598,591        2,579,407
                                =========        =========

See notes to condensed consolidated financial statements.



LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      (Unaudited)

                                      THREE MONTHS ENDED
                                           April 30,
                                   1997         1996
Cash Flows from Operating Activities:
Net Income                       $470,692      $417,825
Adjustments to reconcile net
income to net cash
used in operating activities:
Depreciation and amortization      86,648        79,119
Decrease (increase) in accounts
receivable                       (524,280)      (62,300)
Decrease (increase) in
inventories                       647,520      (666,147)
Decrease (increase) in other
current assets                    (70,758)      290,376
Decrease (increase) in other
assets                            (79,673)            -
Increase (decrease) in accounts
payable, accrued expenses and
other current liabilities        (620,830)     (432,647)
                                 ---------     ---------


Net cash used in operating
activities                        (90,681)      (373,774)

Cash Flows from Investing Activities -
Purchases of property
and equipment - net              (120,677)       (96,138)

Cash Flows from Financing Activities:
Net borrowings (reduction)under
line of credit agreement          275,000        252,500
                                  -------        -------
Net increase (decrease)
in cash                            63,642       (217,412)
Cash at beginning of period       504,940        364,640
                                  -------        -------
Cash at end of period            $568,582       $147,228
                                 ========       ========

See notes to condensed consolidated financial statements.
LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. Inventories:
   Inventories consist of the following:
                             April 30,       January 31,
                              1997             1997
  Raw materials              $2,649,863       $2,669,254
  Work in process             3,651,766        3,124,141
  Finished goods              2,945,007        4,100,761
                            ---------        ---------
                             $9,246,636       $9,894,156
Inventories are stated at the lower of cost or market. Cost is determined generally on the first-in, first-out method.
B.  Earnings Per Common and Common Equivalent Share:
Earnings per share for the three month periods ended April 30, 1997 and 1996 is based on the weighted average number of common shares outstanding and common share equivalents.

C.  Revolving Credit Facility:
At April 30, 1997, the balance outstanding under the Company's secured revolving credit facility amounted to $5,675,000. The Company was in compliance with all loan covenants at April 30, 1997. This facility is collateralized by the Company's inventory and accounts receivable and expires on July 31, 1998. Interest charges under this credit facility are calculated on various optional formulas using the prime rate, LIBOR, bankers' acceptance and letters of credit.

D.  New Accounting Pronouncement:
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed holders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflect the weighted-average common shares outstanding, plus the potential dilutive effect of options which are convertible to common shares. The effect of adopting this new standard has not been determined.


LAKELAND INDUSTRIES, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Three months ended April 30, 1997 compared to the three months ended
April 30, 1996:
  Net sales for the quarter ended April 30, 1997 increased $1,472,000 or 14% to $12,014,000 from $10,542,000 reported for the corresponding period of the prior year. Steadying of the customer base and increased unit shipments of various protective garment products are the principle reasons for the change. The Company believes that a decrease in unit shipments negatively affecting sales during the first quarter of fiscal 1997 was primarily attributable to the Federal Government's partial shut-down between October 1995 and April 1996. This affected direct agency purchasing and government contractors and subcontractors purchasing in the Company's industry in the prior year period. This industry continues to be highly competitive. Net sales increased 6.9% during the quarter ended April 30, 1997 as compared to the immediate preceding quarter, principally due to volume.
  However, gross profit as a percentage of net sales decreased to 19.2% for the quarter ended April 30, 1997 from 19.9% reported for the corresponding period of the prior year, principally due to some products imported for sale during the current year quarter being sold at lower margins. Gross profit margins increased by 4.5% during the quarter ended April 30, 1997 from the immediate preceding quarter, principally due to the increase in sales volume.
  Operating expenses as a percentage of net sales decreased to 12.1% for the quarter ended April 30, 1997 from 12.4% for the corresponding period of the prior year, as sales increased by 14% and selling and general and administrative expenses increased by only 10.8%.
  Interest expense decreased as borrowing decreased during the current year quarter.
  As a result of the foregoing, net income increased to $471,000 for the quarter ended April 30, 1997 from $418,000 from the corresponding period of the prior year.


LIQUIDITY and CAPITAL RESOURCES
  Lakeland has historically met its cash requirements through funds generated from operations and borrowings under a revolving credit facility. On August 30, 1995, the Company entered into a new $8 million facility with its Bank. This facility matures on July 31, 1998. Interest charges under this credit facility are calculated on various optional formulas using the prime rate, LIBOR, banker's acceptances and letters of credit. The Company's April 30, 1997 balance sheet shows a strong current ratio and working capital position and management believes that its positive financial position, together with its credit agreement, will provide sufficient funds for operating purposes for the next twelve months.

Item 6.  Exhibits and Reports on Form 8-K:
    a -  None
    b - No reports on Form 8-K were filed during the three month period ended April 30, 1997


                      SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            LAKELAND INDUSTRIES, INC.
                                (Registrant)

Date:  June 10, 1997          Raymond J. Smith
                            ------------------
                             Raymond J. Smith
                           President and Chief
                            Executive Officer




Date:  June 10, 1997          James M. McCormick,
                            -------------------
                            James M. McCormick
                            Vice President and
                           Treasurer(Principal
                           Accounting Officer)