Form 10-Q
period 1997-07-31
LAKELAND INDUSTRIES INC
filed 1997-09-05
CIK 798081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10 - Q

(Mark one)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1997
                    OR
TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from --------- to ---------

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

Common Stock, $.01 par value, outstanding at September 9, 1997 -
2,560,000 shares.

                   LAKELAND INDUSTRIES, INC.
                     AND SUBSIDIARIES
                        FORM 10-Q
The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:
Item 1.Financial Statements:
                                                   Page
Introduction                                          1
Condensed Consolidated Balance Sheets - July 31, 1997
and January 31, 1997                                   2
Condensed Consolidated Statements of Income
and Retained Earnings - Three Months
and Six Months Ended July 31, 1997 and 1996              3
Condensed Consolidated Statements of Cash Flows -
Six Months Ended July 31, 1997 and 1996                  4
Notes to Condensed Consolidated Financial Statements      5

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                      5

PART II - OTHER INFORMATION:
Item 6.Exhibits and Reports on Form 8-K                  6
    Signatures                                         7

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

     The results of operations for the three month and six month periods ended July 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

       LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS
                     (unaudited)

                                  July 31,     January 31,
ASSETS                             1997          1997
  Current Assets:
Cash                             $273,314       $504,940
Accounts receivable-trade, net
of allowance for doubtful accounts
of  $170,000 at July 31, 1997 and
$150,000 at January 31, 1997    5,878,265      5,893,594

Inventories                     11,190,480     9,894,156
Deferred income taxes              469,000       469,000
Other current assets               249,497       176,901
                                ----------     ---------
Total current assets            18,060,556    16,938,591
Property and equipment, net of
accumulated depreciation of
$1,939,000 at July 31, 1997
and $1,763,000 at January 31,
1997                             1,182,753       989,667
Excess of cost over fair value of
net assets acquired, net of
accumulated amortization of
$208,000 at July 31, 1997 and
$198,000 at January 31, 1997            337,123      347,116

Mortgage receivable                     136,817      140,298

Other assets                            224,550      157,444
                                       --------     --------
                                    $19,941,799  $18,573,116
                                    ========================


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                     $2,638,658   $2,534,999

Current portion of long-term
liabilities                              50,000      50,000
Accrued expenses and other current
liabilities                             579,837     335,314
                                      ---------     -------
Total current liabilities             3,268,495   2,920,313
                                      ---------   ---------
Long-term liabilities                 5,810,789   5,745,789
                                      ---------   ---------
Deferred income taxes                    82,000      82,000
                                      ---------   ---------
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $.01 par;
  1,500,000 shares authorized; none issued
Common stock, $.01 par;
  10,000,000 shares authorized;
  2,560,000 and 2,550,000 shares
issued and outstanding at
July 31, 1997 and January 31, 1997,
respectively                            25,600       25,500
Additional paid in capital           5,995,501    5,981,226
Retained earnings                    4,759,414    3,818,288
                                     ---------    ---------
Total stockholders' equity          10,780,515    9,825,014
                                    ----------    ---------
                                   $19,941,799  $18,573,116
                                   =========== ============
  See notes to condensed consolidated financial statements.


    LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED
                      CONSOLIDATED
  STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)


                        THREE MONTHS ENDED  SIX MONTHS ENDED
                            July 31,          July 31,
                  1997          1996        1997       1996

Net Sales     $11,935,248   $10,129,252 $23,948,877  $20,670,914
Cost of
Goods Sold      9,405,193     8,376,062  19,112,831   16,817,937
              ---------------------------------------------------
Gross Profit    2,530,055     1,753,190   4,836,046    3,852,977
Operating
expenses        1,622,410     1,320,736   3,072,819    2,629,508
               -------------------------------------------------
Income from
Operations        907,645       432,454   1,763,227    1,223,469
Other Income/
(Expense)          12,477        11,723      28,442       26,980
Interest
Expense          (105,345)     (132,479)   (206,200)    (254,926)
                -------------------------------------------------
Income before
income taxes      814,777       311,698   1,585,469      995,523
Provision for
income taxes      344,343       122,000     644,343      388,000
                ------------------------------------------------
Net Income        470,434       189,698     941,126      607,523
Retained Earnings
at Beginning of
Period          4,288,980     3,172,817   3,818,288    2,754,992
                ------------------------------------------------
Retained Earnings
at End of
Period         $4,759,414    $3,362,515  $4,759,414   $3,362,515
               ==================================================
Net income per
common share         $.18          $.07        $.36         $.23
               ==================================================

Average number
of common shares
outstanding      2,626,013    2,611,205   2,615,683    2,613,334
               =================================================
See notes to condensed consolidated financial statements.


         LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited)

                                        SIX MONTHS ENDED
                                           July 31,
                                       1997        1996

Cash Flows from Operating Activities:
Net Income                      $941,126        $607,523
Adjustments to reconcile
net income  to net cash
used in operating
activities:
Depreciation and
amortization                    166,274          166,265
Decrease (increase)
in accounts receivable           15,329          222,767
Decrease (increase)
in inventories               (1,296,324)        (376,118)
Decrease (increase)
in other current assets         (72,596)         128,541
Decrease (increase)
in other assets                 (63,625)          26,872
Increase (decrease)
in accounts payable,
accrued expenses and
other current liabilities       363,182        (1,087,194)
                               --------        -----------
Net cash (used in)
provided by operating
activities                       53,366          (311,344)

Cash Flows from Investing Activities:
Purchases of property
and equipment                  (349,367)         (149,406)

Cash Flows from Financing Activities:
Proceeds from exercise
of options                       14,375                 -
Net borrowings
(reduction) under line
of credit agreement              50,000           412,500
                                -------------------------
Net decrease in cash           (231,626)          (48,250)
Cash at beginning
of period                       504,940           364,640
                                -------------------------
Cash at end of period          $273,314          $316,390
                               ==========================

See notes to condensed consolidated financial statements.

          LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited)

A  Inventories:
    Inventories consist of the following:

                                    July 31,          January 31,
                                     1997               1997
Raw materials                      $2,560,956          $2,669,254
Work in process                     4,509,432           3,124,141
Finished goods                      4,120,092           4,100,761
                                  -------------------------------
                                  $11,190,480         $9,894,156
                                  ===============================
   Inventories are stated at the lower of cost or market. Cost is determined generally on the first-in, first-out method.


B.  Earnings Per Common and Common Equivalent Share:
   Earnings per share for the three and six month periods ended July 31, 1997 and 1996 is based on the weighted average number of common shares outstanding and common share equivalents.

C.  Revolving Credit Facility:
    At July 31, 1997, the balance outstanding under the Company's secured revolving credit facility amounted to $5,450,000. The Company was in compliance with all loan covenants at July 31, 1997. This facility is collateralized by the Company's inventory and accounts receivable and has been extended to expire on February 28, 1999. Interest charges under this credit facility are calculated on various optional formulas using the prime rate, LIBOR, banker's acceptances and letters of credit.

D   New Accounting Pronouncement:
    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share exclude dilution and are computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflect the weighted-average common shares outstanding, plus the potential dilutive effect of options which are convertible to common shares. The effect of adopting this new standard has not been determined.

             LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

ITEM 2.
    Six months ended July 31, 1997 compared to the six months ended
July 31, 1996.
    Net sales for the six month period ended July 31, 1997 increased $3,278,000 or 15.9% to $23,949,000 from $20,671,000 reported for the six month period ended July 31, 1996. Increased unit shipments of various protective garment products is the principal reason for this upward movement in sales. This industry, however, continues to be highly competitive.

   Gross profit as a percentage of net sales increased to 20.2% for the six month period ended July 31, 1997 from 18.6% reported for the corresponding period of the prior year, principally due to increased sales volume and not having to meet competitive pricing on the most popular disposable products.
   Operating expenses as a percentage of net sales remained constant at 12.8% for the six month period ended July 31, 1997 from 12.7% for the corresponding period of the prior year, as the increase in operating expenses was consistent with the increase in sales.

   Interest expense decreased as aggregate borrowings decreased during the current year six month period.
   As a result of the foregoing, operating results increased to a net income of $941,000 for the six month period ended July 31, 1997 from net income of $608,000 for the six month period ended July 31, 1996.


    Three months ended July 31, 1997 compared to the three months ended July 31, 1996.
   Net sales for the three month period ended July 31, 1997 increased $1,806,000 or 17.8% to $11,935,000 from $10,129,000 reported for the three month period ended July 31, 1996. Increased unit shipments of various protective garment products is the principal reason for this upward movement in sales. This industry, however, continues to be highly competitive. Net sales decreased .65% during the quarter ended July 31, 1997 as compared to the immediate preceding quarter.
   Gross profit as a percentage of net sales increased to 21.2% for the three month period ended July 31, 1997 from 17.3% reported for the corresponding period of the prior year, principally due to not having to meet competitive pricing on the most popular disposable products and market stabilization.
   Operating expenses as a percentage of net sales increased modestly to 13.59% for the three month period ended July 31, 1997 from 13.04% for the corresponding period of the prior year, as operating expenses increased in proportion to the volume increase.
   Interest expense decreased as aggregate borrowings decreased during the current year three month period.
   As a result of the foregoing, operating results increased to a net income of $470,000 for the three month period ended July 31, 1997 from net income of $190,000 for the three month period ended July 31, 1996.

LIQUIDITY and CAPITAL RESOURCES
   Lakeland has historically met its cash requirements through funds generated from operations and borrowings under a revolving credit facility. On August 30, 1995, the Company entered into a $8 million facility with its Bank. This facility has been extended to mature on February 28, 1999. Interest charges under this credit facility are calculated on various optional formulas using the prime rate, LIBOR, banker's acceptances and letters of credit. The Company's July 31, 1997 balance sheet shows a strong current ratio and working capital position and management believes that its positive financial position, together with this credit agreement, will provide sufficient funds for operating purposes for the next twelve months.

Item 6    Exhibits and Reports on Form 8-K:
     a -   None
     b -   No reports on Form 8-K were filed during the three month
period ended July 31, 1997.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              LAKELAND INDUSTRIES, INC.

                                 (Registrant)



Date:  September 5, 1997                    /s/
                                 ---------------------
                                  Raymond J. Smith,
                         President and Chief Executive Officer




Date:  September 5, 1997                   /s/
                                 -----------------------
                                 James M. McCormick,
                           Vice President and Treasurer
                           (Principal Accounting Officer)