Form 10-Q
period 1997-10-31
LAKELAND INDUSTRIES INC
filed 1997-12-05
CIK 798081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10 - Q

(Mark one)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 or
15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997

                                OR

TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _______________

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

Common Stock, $.01 par value, outstanding at December 5,
1997 - 2,610,472 shares.

                                                 LAKELAND INDUSTRIES, INC.
                                                            AND SUBSIDIARIES
                                                              FORM 10-Q

 The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:
Item 1.     Financial Statements      Page
      Introduction                      1

Condensed Consolidated Balance Sheets
- October 31, 1997
and January 31, 1997                      2
Condensed Consolidated Statements
of Income and Retained Earnings -
Three Months and Nine Months Ended
October 31, 1997 and 1996                 3
Condensed Consolidated Statements
of Cash Flows - Nine Months Ended
October 31, 1997 and 1996                 4
Notes to Condensed Consolidated
Financial Statement                       5

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations         5

PART II - OTHER INFORMATION:
Item 6 Exhibits and Reports on Form 8-K     6
Signatures                                7
 LAKELAND INDUSTRIES, INC.
 AND SUBSIDIARIES

PART I -  FINANCIAL INFORMATION
Item 1.     Financial Statements:
      Introduction

  The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein.
  Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to makethe information presented not misleading.
It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 1997.

  The results of operations for the three month and nine month periods ended October 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.
LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         Unaudited)

                           October 31,      January 31,
ASSETS                      1997             1997
Current Assets:
Cash                       $672,958        $504,940
Accounts receivable, net
of allowance for
doubtful accounts of
$204,000 at October 31,
1997 and $150,000 at
January 31, 1997           6,235,609        5,893,594
Inventories               14,278,091        9,894,156
Deferred income taxes         469,000          469,000
Other current assets          395,902          176,901
Total current assets        22,051,560       16,938,591
Property and equipment,
net of accumulated
depreciation of $2,045,000
at October 31, 1997
and $1,763,000 at
January 31, 1997             1,363,343         989,667
Excess of cost over fair
value of net assets
acquired, net of accumulated
amortization of $213,000 at
October 31, 1997 and
$198,000 at January 31, 1997    332,126         347,116
Other assets                   122,505         297,742
                            --------------------------
                           $23,869,534     $18,573,116
                          =============================
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable              $4,286,693      $2,534,999
Current portion of long-term
liabilities                       50,000         50,000
Accrued expenses and other
current liabilities                 611,260      335,314
                               ---------------------------
Total current liabilities          4,947,953    2,920,313
                               ---------------------------
Long-term liabilities              7,623,289   5,745,789
                               ---------------------------
Deferred income taxes                 82,000     82,000
                               ---------------------------
Commitments and Contingencies
Stockholders' Equity
  Preferred stock, $.01 par;
  1,500,000 shares authorized;
  none issued Common stock,
  $.01 par; 10,000,000 shares
  authorized; 2,610,472 and
  2,550,000 shares issued
  and outstanding at
  October 31, 1997 and
  January 31, 1997, respectively     26,105       25,500
Additional paid in capital        6,073,359    5,981,226
Retained earnings                 5,116,828    3,818,288
                            ------------------------------
Total stockholders' equity        11,216,292    9,825,014
                            ------------------------------
                               $23,869,534  $18,573,116
                           ===============================

See notes to condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED
STATEMENTS OF INCOME AND RETAINED EARNINGS (unaudited)

              THREE MONTHS ENDED       NINE MONTHS ENDED
                   October 31            October 31
                 1997       1996    1997         1996

Net Sales      $11,092,427  $9,884,564 $35,041,304 $30,555,478
Cost of Goods
Sold             8,754,242  8,154,953  27,867,073  24,972,890

Gross Profit      2,338,185   1,729,611  7,174,231   5,582,588
Operating
expenses          1,635,451   1,368,192  4,708,270   3,997,700
                 ---------------------------------------------
Income from
Operations          702,734     361,419  2,465,961   1,584,888
Other Income/
(Expense)             8,053      11,699     36,495     38,679
Interest Expense    (127,374)   (135,330)   (333,574)  (390,256)
                   ----------------------------------------------
Income before
income taxes         583,413     237,788   2,168,882  1,233,311
Provision for
income taxes         225,999      92,000     870,342    480,000
                   ---------------------------------------------
Net Income           357,414     145,788   1,298,540    753,311
Retained Earnings
at Beginning
of Period          4,759,414    3,362,515   3,818,288  2,754,992
                  -----------------------------------------------
Retained Earnings
at End of Period   $5,116,828   $3,508,303  $5,116,828 $3,508,303
                 ================================================
Net income per
common share            $.13         $.06        $.49      $.29
                      ===========================================
Average number
of common
shares outstanding  2,671,309    2,609,845    2,653,457  2,611,116
                   ================================================

See notes to condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                  NINE MONTHS ENDED
                                       October 31,
                                 1997               1996
Cash Flows from Operating Activities:
Net Income                    $1,298,540            $753,311
Adjustments to reconcile
net income to net cash
provided by (used in)
operating activities:
Depreciation and
amortization                    276,505           252,443
Decrease (increase)
in accounts receivable          (342,015)          (26,875)
Decrease (increase) in
inventories                  (4,383,935)           754,258
Decrease (increase) in
other current assets            (219,001)           210,788
Decrease (increase) in
other assets                    175,237                 -
Increase (decrease) in
accounts payable, accrued
expenses and other current
liabilities                    2,105,140         (1,765,135)
                        --------------------------------------

Net cash provided by
(used in) operating
activities                    (1,089,529)           178,790

Cash Flows from Investing Activities:
Purchases of property
and equipment                   (635,191)           (252,578)

Cash Flows from Financing Activities:
Proceeds from exercise
of options                        92,738                  -
Net borrowings under
line of credit agreement         1,800,000             357,701
                              -----------------------------------
Net increase in cash               168,018            283,913
Cash at beginning of period         504,940            364,640
                              -----------------------------------
Cash at end of period             $672,958            $648,553
                                ==============================
See notes to condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.     Inventories:
               Inventories consist of the following:
                               October 31,     January 31,
                                  1997           1997
        Raw materials           $2,455,886      $2,669,254
        Work in process          3,497,771       3,124,141
        Finished goods           8,324,434       4,100,761
                              ------------------------------
                              $14,278,091      $9,894,156
                             ==============================
       Inventories are stated at the lower of cost or market. Cost is determined generally on the first-in, first-out method.
B.    Earnings Per Common and Common Equivalent Share:
              Earnings per share for the three and nine month periods ended October 31, 1997 and 1996 is based on the weighted average number of common shares outstanding and common share equivalents.

C.     Revolving Credit Facility:
        At October 31, 1997, the balance outstanding under the Company's $8,000,000 secured revolving credit facility amounted to $7,250,000. The Company was in compliance with all loan covenants at October 31, 1997. This Facility is collateralized by the Company's inventories and accounts receivable, expires on February 28, 1999 and interest charges are calculated on various optional formulas using the prime rate, LIBOR, banker's acceptance and letters of credit. The facility contains restrictive covenants including minimum tangible net worth, capital expenditures, current ratio and interest coverage.

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

E.     Stock Options:
     During the nine months ended October 31, 1997, an aggregate of 10,000 shares were exercised under the Company's Non-Employee Directors Option Plan by directors and an aggregate of 50,472 shares were exercised under the Company's Incentive and Non-Statutory Stock Option Plan by employees for total cash proceeds $92,738.

ITEM 2.
LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Nine months ended October 31, 1997 compared to the nine months ended October 31, 1996.
       Net sales for the nine month period ended October 31, 1997 increased $4,486,000 or 14.7% to $35,041,000 from $30,555,000 reported for the nine month period ended October 31, 1996. Increased unit shipments of various protective garment products is the principle reason for this upward movement in sales. This industry, however, continues to be highly competitive.
      Gross profit as a percentage of net sales increased to 20.5% for the nine month period ended October 31, 1997 from 18.3% reported for the corresponding period of the prior year, principally due to increased sales volume.
     Operating expenses as a percentage of net sales remained constant at 13.4% for the nine month period ended October 31, 1997 from 13.1% for the corresponding period of the prior year, as the increase in operating expenses was consistent with the increase in sales.
     Interest expense decreased as aggregate borrowings decreased during the first nine months of the current period.
     As a result of the foregoing, operating results increased to a net income of $1,299,000 for the nine month period ended October 31, 1997 from net income of $753,000 for the nine month period ended October 31, 1996 or an increase of 72.5%.

Three months ended October 31, 1997 compared to the three months ended October 31, 1996.
     Net sales for the three month period ended October 31, 1997 increased $1,207,000 or 12.2% to $11,092,000 from $9,885,000 reported for the three month period ended October 31, 1996. Increased unit shipments of various protective garment products is the principle reason for this upward movement in sales. This industry, however, continues to be highly competitive. Net sales decreased 7% during the quarter ended October 31, 1997 as compared to the immediate preceding quarter. The third quarter of each fiscal year has historically been the weakest in sales volume, due to the effect that worker vacations and high summer temperatures have on the use of garments during the late summer.
     Gross profit as a percentage of net sales increased to 21.1% for the three month period ended October 31, 1997 from 17.5% reported for the corresponding period of the prior year, principally due to not having to meet competitive pricing on the most popular disposable products and market price stabilization.
     Operating expenses as a percentage of net sales increased modestly to 14.7% for the three month period ended October 31, 1997 from 13.8% for the corresponding period of the prior year, as operating expenses increased at a slightly higher rate than the sales volume increase.
     Interest expense decreased as aggregate daily borrowings were higher during the prior year three month period.
      As a result of the foregoing, operating results increased to a net income of $357,000 or 145% increase for the three month period ended October 31, 1997 from net income of $146,000 for the three month period ended October 31, 1996.

LIQUIDITY and CAPITAL RESOURCES
      Lakeland has historically met its cash requirements through funds generated from operations and borrowings under a revolving credit facility. On August 30, 1995, the Company entered into an $8 million facility with its Bank. This facility matures on February 28, 1999. Interest charges under this credit facility are calculated on various optional formulas using the prime rate, LIBOR, banker's acceptance and letters of credit. The Company's October
31, 1997 balance sheet shows a strong current ratio and working capital position and management believes that its positive financial position, together with this credit agreement, will provide sufficient funds for operating purposes for the next twelve months.

Item 6.     Exhibits and Reports on Form 8-K:
        a -     None
        b -     No reports on Form 8-K were filed during
the three month period ended October 31, 1997.
        _________________SIGNATURES_________________
        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          LAKELAND INDUSTRIES, INC.
                             (Registrant)

Date:  December 5, 1997      Raymond J. Smith
                           ------------------
                           Raymond J. Smith,
                           President and Chief
                           Executive Officer

Date:  December 5, 1997      James M. McCormick
                           -------------------
                           James M. McCormick
                           (Principal Accounting Officer)