Form 10-K
period 1998-01-31
LAKELAND INDUSTRIES INC
filed 1998-04-30
CIK 798081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - K

(Mark one)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended, January 31, 1998

                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

        For the transition period from  _____________ to ______________

                        Commission File Number: 0 - 15535

                            LAKELAND INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                     13-3115216
--------------------------------------------------------------------------------
    (State of Incorporation)             (I.R.S. Employer Identification Number)

                    711-2 Koehler Ave., Ronkonkoma, NY 11779
--------------------------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (516) 981-9700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $.01 Par Value
--------------------------------------------------------------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S - K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - K or any amendment to this Form 10 - K ____.

      The aggregate market value of the Common Stock outstanding and held by nonaffiliates (as defined in Rule 405 under the Securities Exchange Act of 1934) of the Registrant, based upon the average high and low bid price of the Common Stock on NASDAQ on April 17, 1998 was approximately $14,163,091 (based on 1,531,145 shares held by nonaffiliates).

      The number of shares outstanding of the Registrant's common stock, $.01 par value, on April 29, 1998 was 2,610,472.

                       DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Annual Report to Shareholders for the year ended January 31, 1998 are incorporated by reference in Items 5 - 7 of Part II and certain portions of the Registrant's Definitive Proxy Statement, for the Annual Meeting of Stockholders to be held June 17, 1998, are incorporated by reference in Items 10 - 13 of Part III of this Annual Report on Form 10-K.

                              CAUTIONARY STATEMENTS

      This report includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than statements of historical fact included in this report, including, without limitation, the statements under the headings "Business," and "Properties," "Market for Registrant's Common Stock and Related Stockholder Matters," and
"Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position and liquidity, the Company's strategic alternatives, future capital needs, development and capital expenditures (including the amount and nature thereof), future net revenues, business strategies, and other plans and objectives of management of the Company for future operations and activities.

      Forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, and factors in the Company's other filings with the Securities and Exchange Commission (the
"Commission"), general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Readers are cautioned that these statements are not guarantees of future performance, and the actual results or developments may differ materially from those projected in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

                                     PART I


ITEM 1.  BUSINESS

      Lakeland Industries, Inc. (the"Company") believes that it is one of the leading manufacturers of a comprehensive line of safety garments and accessories for the industrial safety and protective clothing industries in the United States. The Company's major product areas include disposable / limited use protective industrial garments, specialty safety and industrial work gloves, reusable woven industrial and medical apparel, fire and heat protective clothing along with protective systems for personnel, and suits for use by toxic waste clean up teams. Products are manufactured both domestically and internationally by the Company and by contract manufacturers. Products are sold by Company personnel and 42 independent sales representatives, primarily to a network of 500 safety and mill supply distributors.

      The Company's protective garments are used primarily for: (i) safety and hazard protection, to protect the wearer from contaminants or irritants, such as, chemicals, pesticides, fertilizers, paint, grease, and dust and from limited exposure to hazardous waste and toxic chemicals including acids, asbestos, lead, and hydro-carbon's (PCB's) (ii) clean room environments, for the prevention of human contamination of manufacturing processes in clean room environments, (iii) hand and arm protection, to protect the wearer's hand and arms from lacerations, heat and chemical irritants without sacrificing manual dexterity or comfort,
(iv) heat and fire protection, to protect municipal fire fighters, military, airport and industrial fire fighting teams and for maintenance of "hot" equipment, such as, coke ovens, kilns, glass furnaces, refinery installations, and smelting plants, (v) protection from viral and bacterial microbiologicals, to protect the wearer from contagious diseases, such as AIDS and hepatitis, at hospitals, clinics and emergency rescue sites, and (vi) protection from highly concentrated and powerful chemical and biological toxins, to protect the wearer from toxic wastes at Super Fund sites, accidental toxic chemical spills or biological discharges, the handling of chemical or biological warfare weapons and the cleaning and maintenance of chemical, petro-chemical and nuclear facilities.

      These  products  are  manufactured,   distributed  and  sold  through  six
divisions and three wholly owned subsidiaries.

      The Company was incorporated in New York in 1982 and later reincorporated in Delaware in 1986. A new subsidiary, Fireland Industries, Inc. was formed during fiscal 1994 to hold the land and building then owned in Ohio and to act as Trustee and Sponsor of the Fireland Industries, Inc. Pension Plan. During fiscal 1998, the name of this subsidiary was changed to Laidlaw, Adams & Peck, Inc.

      In December 1997, the Company replaced its $8 million dollar bank line of credit with a two year $10 million credit facility.

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

      With the acquisition of the assets and certain liabilities of Fyrepel Products, Inc., the Company entered, via Fireland, into the field of manufacturing and selling fire and heat protective garments. Fyrepel Products, Inc. conducted business in this field for 40 years, and the Company acquired its assets as well as the right to use its trade name. During fiscal 1992, the Company re-evaluated the product lines manufactured at this facility in order to reduce the operating losses that occurred in prior fiscal years. Orders that would not assure an acceptable return were not booked, causing a decrease in overall sales, but an improved bottom line. The Company continued to market Fyrepel's product line and furnishes these products but utilized domestic or international independent manufacturing contractors while internal manufacturing was phased out.

      Chemland was formed in December 1986 to purchase the assets and certain liabilities of Siena Industries, Inc. Chemland manufactures protective garments for use in hazardous chemical environments. All of its products are sold through the Company's distributor network. The Company believes that this market will grow due to the extensive government legislation which mandates the clean up of toxic waste sites and the elimination of hazardous materials from the environment as promulgated under prior Congressional Super Fund Acts and the Super Fund Reform Act of 1998 presently awaiting passage. The Environmental Protection Agency ("EPA") designated OSHA to be responsible for the health and safety of workers in and around areas of hazardous materials and contaminated waste. OSHA responded by formulating an all encompassing compendium of safety regulations that prescribe operating standards for all aspects of OSHA projects. Almost 2 million people are affected by OSHA Standards today. Various states have also enacted worker safety laws which are equal to or go beyond OSHA standards and requirements, as it affects the Company's products.

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

      NFPA 1991/Level A calls for total encapsulation in a vapor-proof chemical suit with self-contained breathing apparatus ("SCBA") and appropriate accessories.

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

Products
  General

      Prior to acquiring Fyrepel Products, Inc. and Siena Industries, Inc. in December 1986, the Company's product line consisted principally of two product groups: disposable / limited use or woven protective industrial garments and specialty safety and industrial work gloves. With the formation of Fireland and Chemland, the Company entered the field of fire, heat and chemical protective garments.

      The Company also manufactures and sells gloves made from Kevlar TM and Spectra TM, both high-strength fibers. These gloves provide the wearer with a high degree of protection against cuts and lacerations in a glove that is both lightweight and flexible. The Company anticipates strong demand for these gloves in the manufacturing and food service industries.

Disposable / Limited Use Garments

      The Company manufactures a complete line of limited use protective garments. These garments are offered in coveralls, lab-coats, shirts, pants, hoods, aprons, sleeves and smocks. The Company offers these garments in a number of sizes and styles to fit the end users' needs. Limited-use garments can also be coated or laminated to increase splash protection against many inorganic acids, bases, and other liquid chemicals. Limited use garments are made from several non-woven fabrics including Tyvek (TM), Tyvek(R)QC, Tyvek/Saranex 23-P, Barricade, Tychem 9400, Tychem 10,000, Pyrolon FR, proprietary patented fabrics and Polypropylene materials and derivatives.

      The Company incorporates many seaming techniques depending on the level of hold-out needed in the end use application. Seam types utilized include standard serge seam, bound seam, and heat sealed seam.

      During fiscal 1995, the Company continued to market the Pyrolon(TM) disposable flame retardant garments. Pyrolon garments meet the stringent requirements of NFPA 701. This material offers multiple benefits; replacing traditional bulky layers of clothing, reducing overall weight and reducing both inventory and storage and replacement costs.

      The Company's limited use garments range in price from $.06 for limited use shoe covers to approximately $12.00 for Tyvek/Saranex 23-P laminated hood and booted coverall. The Company's largest selling item, a standard white limited-use Tyvek coverall, costs the end user approximately $2.75 to $3.25 per garment. By comparison, similar re-usable cloth coveralls range in price from $10.00 to $35.00, exclusive of significant laundering, maintenance and slippage expenses.

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

      Kevlar TM gloves and sleeves represent a large portion of the Company's glove production and therefore a majority of the Company's dollar volume of glove and sleeve sales. The Company has been manufacturing and selling knit gloves and sleeves made of Spectra TM since 1989. The Company expects the continued demand for these enhanced gloves to increase as users become familiar with the cut resistance and versatility of these gloves. New markets are continuously being explored for these gloves whose sales account for less than 10% of the Company' dollar volume of glove and sleeve sales.

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

Chemical Protective Garments

      The Company manufactures heavy duty fully encapsulated chemical suits which are made of Viton TM, butyl rubber, polyvinylchloride ("PVC") TyChem TM and Teflon TM. These suits are worn to protect the user from exposure to hazardous chemicals. Hazardous material teams or individuals use chemical suits for toxic cleanups, chemical spills, or in industrial and electronic plants. The Company also makes a line of lighter weight chemical suits using such materials as Saranex-coated Tyvek TM and Barricade TM, both DuPont products. The Company's line of chemical suits range in cost from $12 for the Saranex-coated Tyvek suits to $3,400 for the Teflon suits. The chemical suits can be used in conjunction with a fire protective shell manufactured by the Company which will protect the user from both chemical and fire hazards. The Company has also introduced two NFPA approved garments:

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

Manufacturing  Disposable / Limited Use Garments

      The Company manufactures its disposable / limited use garments primarily at its Decatur, Alabama facility. The fabric is first cut into required patterns at the Company's own plant. The cut fabric and any necessary accessories, such as zippers or elastic, are then obtained from the Company's plant by the Company's wholly owned contract assembly facilities or independent sewing contractors. The assembly facilities and independent contractors sew and package the finished garments at their own facilities and return them to the Company's plant, normally within one to nine weeks for immediate shipment to the customer.

      The Company presently utilizes over 30 independent sewing contractors under agreements that are terminable at will by either party. These contractors employ approximately 500 people full-time (both domestically and internationally) and operate and maintain their own industrial sewing machines. The Company believes that it is the only customer of the majority of its independent sewing contractors and considers its relations with such contractors to be excellent. In the year ended January 31, 1998, no independent sewing contractors accounted for more than 10% of the Company's production of disposable/limited  use  garments.  The  Company  believes  that  it can  obtain adequate alternative production capacity should any of its independent contractors become unavailable.

      The Company believes that its manufacturing system permits it considerable flexibility. Furthermore, by employing additional sewing contractors, the Company can increase production without substantial additional capital expenditures.

      While the Company has not experienced reduced demand for its disposable / limited use garments, management believes that by its use of its Company owned facilities complemented by the use of independent sewing contractors, the Company is capable of reducing or alternately increasing its production capacity without incurring large on-going costs typical of many manufacturing operations. This allows the Company to react quickly to changing unit demand for its products.

Industrial and Medical Woven Garments

      The Company manufactures and sells woven cloth garments at its facility in Missouri. After the Company receives fabrics from suppliers, principally blends of polyester and cotton, the Company cuts and sews the fabrics at its own facilities to meet customer purchase orders. Some of the items manufactured at this facility are static-free clean room garments, coveralls, lab coats, shirts, pants, jackets, protective covers for industrial robots and garments for emergency response paramedic teams.

Fire and Heat Protective Apparel

      Prior to 1992, the Company solely manufactured fire and heat protective garments at its Newark, Ohio facility, which facility was subsequently sold. Independent manufacturing contractors have been utilized subsequently. The Company receives fabric from its suppliers and sends it to the contractor who cuts the fabric, assembles the suits, boxes the finished product and delivers it pursuant to customer purchase orders or to a Company warehouse. The fire and heat protective suits are manufactured to the purchaser's specifications and delivered upon completion.

Chemical Protective Garments

      The Company manufactures chemical protective clothing at its facility in Somerville, Alabama. After the Company obtains such materials as Saranex-coated Tyvek TM, Barricade TM, TyChem TM, Viton TM, butyl rubber and PVC, it designs, cuts, glues and/or sews the materials to meet customer purchase orders. Forcefield TM suits (a Teflon level A sophisticated chemical suit) the Interceptor TM line of suits, and Checkmate TM suits used by hazardous materials response teams have been developed internally to provide chemical protection at the highest level of barrier available today and are patented products.

Safety and Industrial Work Gloves

      The Company also manufactures gloves at its Somerville, Alabama facility. Computerized robotic knitters are used to weave gloves from both natural and synthetic materials, including Kevlar TM and Spectra TM, on an automatic basis. These robotic knitters are generally in operation 20 hours a day, 5-1/2 days a week.

      The Company's robotic knitters allow flexibility in production as they can be easily reprogrammed in minutes to produce gloves and sleeves in different sizes, styles, weights, weaves or combinations of materials. Additionally, these robotic knitters can produce gloves and sleeves separately or as a one-piece garment. Gloves and sleeves can also be knitted in different weights and combinations of yarns, such as Kevlar TM mixed with cotton or polyester. Additional processing is sometimes provided by independent sewing contractors. Glove dotting for grip enhancement is also done internally.

Quality Control

      To assure quality, Company employees monitor the sewing of disposable / limited use garments at the facilities of the independent sewing contractors and also inspect the garments upon delivery to the Company's facilities. Finished product that is below standard is returned to the contractor for reworking. The Company has rarely been required to return product to its independent sewing contractors. The Company also actively participates in the Industrial Safety Equipment Association's (ISEA) frequent independent quality inspection programs. The Company conducts quality control inspections of its industrial gloves, cloth, fire and chemical garments throughout the manufacturing process. The Company's Decatur, Alabama plant was ISO 9002 certified during fiscal year 1998.

Marketing

      The Company markets and sells its products through a minimum of 42 independent manufacturers' representatives. The Company believes that these representatives constitute one of the largest and most sophisticated independent sales force in its industry.

      These independent representatives call on over 500 safety and industrial distributors nationwide and promote and sell the Company's products to safety and industrial distributors and provide product information. The distributors buy the Company's products and maintain inventory at the local level in order to assure quick response time and the ability to serve accounts properly. During the year ended January 31, 1998, no one distributor accounted for more than 5% of sales.

      Fire, heat and chemical suits were sold through the sales force which was previously used by Fyrepel Products, Inc. and Siena Industries, Inc. Starting in fiscal 1989, the Company increased sales of these products by having them sold through the Company's entire sales network. Due to increasingly technical nature of the sale, in 1992 the Fyrepel division ceased using independent sales representatives, utilizing in house personnel only. Products are sold through the Company's network of distributors to the steel, aluminum, nuclear, chemical and petro chemical, fiberglass, agricultural, pharmaceutical, aerospace, electronics, semi conductor, food processing, glass, power generation and automotive industries, ammunition plants, and fire departments, the U.S. Defense Department and numerous other governmental and quasi-governmental agencies.

      Highland, the glove division, uses independent sales representatives, exclusively.

      The Company's marketing plan is to maximize the efficiency of its established distribution network by direct promotion at the end-user level.
Advertising is primarily through trade publications. Promotional activities include sales catalogs, mailings to end users and a nationwide publicity program. The Company exhibits at both regional and national trade shows and was represented at the National Safety Congress in Chicago, IL (Fall of 1997) and will be represented at the American Industrial Hygienists Convention (Spring of 1998). The Company also markets its products through its web-site on the Internet at /http://www.lakeland.com.

Suppliers and Materials

      The Company does not have long-term, formal agreements with unaffiliated suppliers of non-woven fabric raw materials used by the Company in the production of its disposable garments. Tyvek TM, Tychem TM and Kevlar TM, however, are purchased from DuPont under licensing agreements; Polypropylene is available from thirty or more major mills; flame retardant fabrics are also available from a number of both domestic and international mills.

      The accessories used in the production of the Company's disposable garments such as zippers, snaps and elastics are obtained from unaffiliated suppliers. The Company has not experienced difficulty in obtaining its requirements for these commodity component items. The Company has not experienced difficulty in obtaining materials, including cotton, polyester and nylon, used in Highland's production of commodity gloves. Kevlar TM, used in the production of the Company's specialty safety gloves, is obtained from independent mills that purchase the fiber from DuPont. The Company has not experienced difficulty in obtaining its requirements for its raw materials, fabrics or components on any of the above described products. The Company obtains the Spectra yarn used in its Dextra Guard gloves from mills that purchase the fiber from Allied Signal Company, Inc. ("Allied"). The Company believes that Allied will be able to meet the Company's needs for Spectra.

      In manufacturing its fire and heat protective suits, the Company uses glass fabric, aluminized glass, Nomex TM, aluminized Nomex TM, Kevlar TM, aluminized Kevlar TM, polybenzimidazole (PBI) as well as combinations utilizing neoprene coatings. The chemical protective suits are made of Viton TM, butyl rubber, PVC (available from multiple sources), proprietary and Company patented laminates and Teflon TM, Saranex TM Tyvek QC TM, TyChem TM and Barricade TM from DuPont. The Company also has not experienced difficulty obtaining any of the aforementioned materials.

Competition

      Competition in the market for all of the Company's products is intense. The Company competes with a large number of domestic and foreign companies, public and private, some of which are larger and have substantially greater financial resources. Competition within the industry is on the basis of price, quality, timely delivery, consistency of product, and support services to distributors and end users.

      Beginning in the third quarter of fiscal 1990, intense competition in the disposable garment business drove margins on non- Tyvek TM garments down. This competition and the concomitant sales price erosion continued through fiscal 1993. However, small price increases on the core Tyvek disposable line in February of 1993, 1994, 1996 and 1998 have and should continue to result in gross margin increases. Management continued to take steps to reduce the Company's manufacturing costs and overhead in order to improve operating results in fiscal 1998. The Company continues to focus its efforts on increasing the sales and profitability of all products, and to redeploy its capital toward higher margin proprietary products.

Seasonality

      Historically, more disposable garments are sold in spring and summer due to moderate weather and construction starts. The highest level of activity is in the spring months. This does not materially affect the total sales of the Company. The fourth quarters of fiscal years 1990 and 1991 yielded the lowest sales volume of each fiscal year. However, during fiscal 1992 and 1993 the third quarter and second quarter, respectively, yielded the lowest sales volume. Since fiscal 1994, the third quarter has been the only seasonally weak quarter.

Patents and Trademarks

      At this time, there are no patents or trademarks which are significant to the Company's operations; however, the Company has one exclusive licensing arrangement covering seven patents in the Company's name, two Company developed patents, five additional patents in the application and approval process with the U.S. Patent and Trademark office, and has one non-exclusive agreement with DuPont regarding patented materials used in the manufacture of chemical suits.

Employees
      As of April 15, 1998, the Company had approximately 766 full-time employees (both domestically and internationally) and meets its manpower requirements at one division through an employee leasing agreement with Madison Manpower and Mobile Storage, Inc., the president and principal stockholder of which is also an officer of the Company. The Company has experienced a low turnover rate among its employees. The Company believes its employee relations to be excellent.

ITEM 2. PROPERTIES

      The Company leases three domestic manufacturing facilities, three foreign manufacturing facilities, one foreign sales office, one Canadian warehouse facility and a corporate office headquarters. The Company's 90,308 square foot facility in Decatur, Alabama, is used in the production of disposable / limited use garments. The Alabama facility is leased entirely by the Company from a partnership consisting primarily of certain stockholders of the Company, pursuant to two lease agreements expiring on August 31, 1999.

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

      The Company's Mexican subsidiary leases two manufacturing facilities totaling 33,816 square feet under one lease expiring on December 31, 2000 and the second smaller facility is leased on a month to month basis. The Company also leases a 39,816 square foot manufacturing facility in China. This lease agreement is with a partnership of American and Chinese individuals (which include certain officers, employees and directors of the Company) who own the buildings and leases the property for 50 years. The partnership in turn leases the buildings to the Chinese division of the Company as a sales, distribution and manufacturing facility. Currently, the lease is on a month to month basis at an annual rental of $36,288. A formal lease is expected upon completion of the building. A small 2,000 sq. ft. sales office is also leased (from a third party) at an annual rental of $8,000.

      The Company leases a 5,600 square foot warehouse in Canada under a lease expiring on November 30, 2001.

      The Company leases 4,362 square feet of office space in Ronkonkoma, New York, in which its corporate, executive and sales offices are located. This lease expires on June 30, 1999.

      For the year ended January 31, 1998, the Company paid total rent on property and all leased equipment of approximately $669,514 on a net basis. The Company believes that these facilities are adequate for its present operations.

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

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Reference is made to Page 4 ("Market for the Registrant's Common Stock and Related Stockholder Matters") of the Registrant's 1998 Annual Report to Shareholders filed as Exhibit 13 hereto and incorporated herein by reference. (See Part IV, Item 14(c) Exhibits.)

ITEM 6. SELECTED FINANCIAL DATA

      Reference is made to Page 2 ("Selected Financial Data") of the Registrant's 1998 Annual Report to Shareholders filed as an exhibit hereto filed as an Exhibit 13 hereto and incorporated herein by reference. (See Part IV, Item 14(c) Exhibits.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      Reference is made to Page 3 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of the Registrant's 1998 Annual Report to Shareholders filed as Exhibit 13 hereto and incorporated herein by reference. (See Part IV, Item 14(c) Exhibits.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following Consolidated Financial Statements are incorporated herein by reference to Pages 5 to 23 of the Registrant's Annual Report to Shareholders for the year ended January 31, 1998:

            Report of Independent Certified Public Accountants

            Consolidated Balance Sheets - January 31, 1998 and 1997

            Consolidated Statements of Income for the years ended January 31, 1998, 1997 and 1996

            Consolidated Statements of Stockholders' Equity for the years ended January 31, 1998, 1997 and 1996

            Consolidated Statements of Cash Flows for the years ended January 31, 1998, 1997 and 1996

            Notes to consolidated financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       See the information under the caption "Election of Directors" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders ("Proxy Statement"), which information is included in Exhibit 20 hereto and incorporated herein by reference. (See Part IV, Item 14(c) Exhibits.)

      The following table sets forth the names and ages of all executive officers of the Company, and all positions and offices within the Company presently held by such executive officers. None of the directors, executive officers or nominees for director has any family relationship with any other director, executive officer or nominee for director of the Company.


      Name                              Age             Position Held
      ----                              ---             -------------
      Raymond J. Smith                  59              Chairman of the Board, President and Director
      Christopher J. Ryan               46              Executive Vice President - Finance & Secretary and Director
      Harvey Pride, Jr.                 51              Vice President - Manufacturing
      James M. McCormick                50              Vice President and Treasurer

      Mr. Smith, a co-founder of the Company, has been Chairman of the Board and President since its incorporation. Prior to 1982, he was employed for 16 years by Disposables, Inc., a manufacturer of disposable garments, first as sales manager, then as Executive Vice President and subsequently as President and Director.

      Mr. Christopher J. Ryan has served as Executive Vice President- Finance and director since May, 1986 and Secretary since April 1991. From October 1989 until February 1991 Mr. Ryan was employed by Sands Brothers & Co. Ltd. and Rodman & Renshaw, Inc., both investment banking firms. Prior to that, he was an independent consultant with Laidlaw Holding Co., Inc., an investment banking firm, from January 1989 until September 1989. From February, 1987 to January, 1989 he was employed as the Managing Director of Corporate Finance for Brean Murray, Foster Securities, Inc.

      Mr. Pride has been Vice President of the Company since May 1986. He was Vice President of Ryland (the Company's former subsidiary) from May 1982 to June 1986, and President of Ryland until its merger into Lakeland on January 31, 1990.

      Mr. McCormick has been Vice President and Treasurer since May 1986. Between January 1986 and May 1986 he was the Company's Controller.

ITEM 11.  EXECUTIVE COMPENSATION

      See information under the caption "Compensation of Executive Officers" in the Company's Proxy Statement, which information is included in Exhibit 20 hereto and incorporated herein by reference. (See Part IV, Item 14(c) Exhibits.)

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      See the information under the caption "Voting Securities and Stock Ownership of Officers, Directors and Principal Stockholders" in the Company's Proxy Statement, which information is included in Exhibit 20 hereto and incorporated herein by reference. (See Part IV, Item 14(c) Exhibits.)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See the information  under the caption "Certain  Relationships and Related
Transactions"   in  the  Company's  Proxy   Statement,   which   information  is
incorporated herein by reference. (See Part IV, Item 14(c) Exhibits.)

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 - K

a)    Index to Consolidated Financial Statements and Schedules:

      1.    Financial Statements:

            The following Consolidated Financial Statements of the Registrant are incorporated herein by reference to the Registrant's Annual Report to Shareholders for the year ended January 31, 1998, as noted in Item 8 hereof:

            Report of Independent Certified Public Accounts

            Consolidated Balance Sheets - January 31, 1998 and 1997

            Consolidated Statements of Income for the years ended January 31, 1998, 1997 and 1996

            Consolidated Statements of Stockholders' Equity for the years ended January 31, 1998, 1997 and 1996

            Consolidated Statements of Cash Flows for the years ended January 31, 1998, 1997 and 1996

            Notes to consolidated financial statements

      2.    Financial Statement Schedules

            The following consolidated financial statement schedule is included in Part IV of this report: Schedule II - Valuation and qualifying accounts All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)         Reports on Form 8 - K.

      No report on Form 8 - K has been filed for the Quarter ended January 31, 1998.

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

      10 (g) Employment agreement between the Company and Raymond J. Smith, dated January 23, 1998

      10 (h) Employment agreement between the Company and Harvey Pride, Jr., dated January 31, 1998

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

      10 (l) Loan agreement dated December 12, 1997 between the Company and Merrill Lynch.

      10 (m) Consulting and License Agreements between the Company and W. Novis Smith dated December 10, 1991.

      10 (n) Agreement dated June 17, 1993 between the Company and Madison Manpower and Mobile Storage, Inc.

      11 Consent of Grant Thornton LLP dated April 29, 1998***

      13 Annual Report to Shareholders for the year ended January 31, 1998

      20 Proxy Statement of the Registrant for Annual Meeting of Stockholders - June 17, 1998

      22 Subsidiaries of the Company (wholly-owned):

              Lakeland Protective Wear, Inc.
              Lakeland de Mexico S.A. de C.V.
              Laidlaw, Adams & Peck, Inc.

      27 Financial Data Schedules

              All other exhibits are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
------------
* Incorporated by reference to Registration Statement on Form S - 18 on file with the Securities and Exchange Commission No.33-7512-NY.
** Incorporated by reference to report on Form 8 - K filed by the Company on January 9, 1987.
*** Incorporated by reference to Registration Statement on Form S-8 on file with the Securities & Exchange Commission No. 33-92564 - NY.


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

                 _________________ SIGNATURES _________________

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated:   April 30, 1998

                                             LAKELAND INDUSTRIES, INC.



                                        By:  /s/Raymond J. Smith
                                             -------------------
                                             Raymond J. Smith,
                                             Chairman of the Board and President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                               Title                              Date
----                               -----                              ----

/s/Raymond J. Smith        Chairman of the Board,                 April 30, 1998
-------------------        President and Director
Raymond J. Smith           (Principal Executive Officer)


/s/Christopher J. Ryan     Executive V. P.- Finance               April 30, 1998
----------------------     & Secretary and Director
Christopher J. Ryan


/s/James M. McCormick      Vice President and Treasurer           April 30, 1998
---------------------      (Principal Financial and
James M. McCormick         Accounting Officer)


/s/Eric O. Hallman         Director                               April 30, 1998
------------------
Eric O. Hallman


/s/John J. Collins, Jr.    Director                               April 30, 1998
-----------------------
John J. Collins, Jr.


/s/Walter J. Raleigh       Director                               April 30, 1998
--------------------
Walter J. Raleigh

                                             Lakeland Industries, Inc.
                                                  and Subsidiaries

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS








     Column A                           Column B                Column C                 Column D        Column E
     --------                           --------                --------                 --------        --------

                                                                 Additions
                                                       ---------------------------
                                       Balance at      Charged to       Charged to                      Balance at
                                        beginning       costs and          other                          end of
                                        of period       expenses         accounts       Deductions        period
                                        ---------       --------         --------       ----------        ------

Year ended January 31, 1998
Allowance for doubtful
accounts (a)                             $150,000         $69,421                      $  16,421 (b)      $203,000


Year ended January 31, 1997
Allowance for doubtful
accounts (a)                             $262,765         $ 7,439                       $120,204 (b)      $150,000


Year ended January 31, 1996
Allowance for doubtful
accounts (a)                             $375,597         $32,069                       $144,901 (b)      $262,765


(a)  Deducted from accounts receivable.
(b)  Uncollectible accounts receivable charged against allowance.