Form 10-Q
period 1998-04-30
LAKELAND INDUSTRIES INC
filed 1998-06-12
CIK 798081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 - Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended April 30, 1998

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______________ to _______________

Commission File Number:  0-15535

                            LAKELAND INDUSTRIES, INC.
--------------------------------------------------------------------------------

             (Exact name of Registrant as specified in it's charter)

         Delaware                                             13-3115216
--------------------------------------------------------------------------------
  (State of incorporation)                                   (IRS Employer
                                                         Identification Number)

                711-2 Koehler Avenue, Ronkonkoma, New York 11779
--------------------------------------------------------------------------------

                    (Address of principal executive offices)

                                 (516) 981-9700
--------------------------------------------------------------------------------

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

         Common Stock, $.01 par value, outstanding at June 9, 1998 - 2,610,472 shares.

                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

         The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:

Item 1.    Financial Statements:

            Introduction

            Condensed Consolidated Balance Sheets - April 30, 1998 and January 31, 1998

            Condensed Consolidated Statements of Income for the Three Months Ended April 30, 1998 and 1997

            Condensed Consolidated Statement of Stockholders' Equity for the Three Months Ended April 30, 1998

            Condensed Consolidated Statements of Cash Flows - Three Months Ended April 30, 1998 and 1997

            Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION:

Item 6.    Exhibits and Reports on Form 8-K    None

Signatures

                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES



PART I -      FINANCIAL INFORMATION

Item 1.       Financial Statements:

   Introduction

      The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 1998.

      The results of operations for the three month periods ended April 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

                        LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (Unaudited)

                                                             April 30,     January 31,
      ASSETS                                                   1998            1998
                                                           -----------     -----------
      Current Assets:
Cash and cash equivalents ............................     $   487,606     $   222,700
Accounts receivable, net of allowance for
  doubtful accounts of $203,000 at April 30, 1998 and
  January 31, 1998 ...................................       8,381,746       6,953,538
Inventories ..........................................      14,792,919      15,858,052
Deferred income taxes ................................         511,000         511,000
Other current assets .................................         388,698         364,697
                                                           -----------     -----------
         Total current assets ........................      24,561,969      23,909,987
Property and equipment, net of accumulated
  depreciation of $2,277,000 at April 30, 1998
  and $2,164,000 January 31, 1998 ....................       1,315,316       1,392,346
Excess of cost over fair value of net assets acquired,
  net of accumulated amortization
  of $223,000 at April 30, 1998 and
  $218,000 at January 31, 1998 .......................         322,123         327,120
Other assets .........................................         151,915         182,412
                                                           -----------     -----------
                                                           $26,351,323     $25,811,865
                                                           ===========     ===========
LIABILITIES  AND STOCKHOLDERS' EQUITY
     Current Liabilities:
Accounts payable .....................................     $ 2,967,854     $ 4,294,241
Current portion of long-term liabilities .............          50,000          50,000
Accrued expenses and other current liabilities .......         798,581         662,330
                                                           -----------     -----------
     Total current liabilities .......................       3,816,435       5,006,571
Long-term liabilities ................................      10,144,611       9,216,669
Deferred income taxes ................................          71,000          71,000

Commitments and Contingencies

Stockholders' Equity
  Preferred stock, $.01 par; authorized
  1,500,000 shares (none issued)
Common stock, $.01 par; authorized
  10,000,000 shares; issued and outstanding
  2,610,472 shares ...................................          26,105          26,105
Additional paid-in capital ...........................       6,073,358       6,073,358
Retained earnings ....................................       6,219,814       5,418,162
                                                           -----------     -----------
     Total stockholders' equity ......................      12,319,277      11,517,625
                                                           -----------     -----------
                                                           $26,351,323     $25,811,865
                                                           ===========     ===========

     See notes to condensed consolidated financial statements.

                        LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                    April 30,
                                                             1998                1997
                                                        ------------        ------------
Net Sales .......................................       $ 16,041,697        $ 12,013,629
Cost of Goods Sold ..............................         12,862,963           9,707,638
                                                        ------------        ------------
Gross Profit ....................................          3,178,734           2,305,991
Operating Expenses ..............................          1,708,760           1,450,409
                                                        ------------        ------------
Operating Profit ................................          1,469,974             855,582
Other Income/(expense), net .....................             12,833              15,965
Interest Expense ................................           (168,155)           (100,855)
                                                        ------------        ------------
Income before income taxes ......................          1,314,652             770,692
Provision for income taxes ......................            513,000             300,000
                                                        ------------        ------------
Net Income ......................................       $    801,652        $    470,692
                                                        ============        ============

Net income per common share
         Basic ..................................       $        .31        $        .18
                                                        ============        ============
         Diluted ................................       $        .30        $        .18
                                                        ============        ============

Weighted average common shares outstanding
         Basic ..................................          2,610,472           2,550,000
                                                        ============        ============
         Diluted ................................          2,686,926           2,602,757
                                                        ============        ============

                See notes to condensed consolidated financial statements.

                                    LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                        Three months ended April 30, 1998

                                                              Additional
                                     Common Stock               Paid-in        Retained
                                  Shares         Amount         Capital        Earnings          Total
                              -----------     -----------     -----------     -----------     -----------
Balance, January 31, 1998       2,610,472     $    26,105     $ 6,073,358     $ 5,418,162     $11,517,625
Net income ..............                                                         801,652         801,652
                              -----------     -----------     -----------     -----------     -----------
Balance, April 30, 1998 .       2,610,472     $    26,105     $ 6,073,358     $ 6,219,814     $12,319,277
                              ===========     ===========     ===========     ===========     ===========

See notes to condensed consolidated financial statements.

                          LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)


                                                                      THREE MONTHS ENDED
                                                                           April 30,
                                                                    1998             1997
                                                                -----------      -----------
Cash Flows from Operating Activities:
Net Income ................................................     $   801,652      $   470,692
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization .............................         118,188           86,648
Decrease (increase) in accounts receivable ................      (1,428,208)        (524,280)
Decrease (increase) in inventories ........................       1,065,133          647,520
Decrease (increase) in other current assets ...............         (24,001)         (70,758)
Decrease (increase) in other assets .......................          30,497          (79,673)
Increase (decrease) in accounts payable, accrued
  expenses and other current liabilities ..................      (1,190,136)        (620,830)
                                                                -----------      -----------


Net cash used in operating activities .....................        (626,875)         (90,681)

Cash Flows from Investing Activities -
Purchases of property and equipment - net .................         (36,161)        (120,677)

Cash Flows from Financing Activities:
Net borrowings (reductions) under line of credit agreements         927,942          275,000
                                                                -----------      -----------
Net increase in cash ......................................         264,906           63,642
Cash at beginning of period ...............................         222,700          504,940
                                                                -----------      -----------
Cash at end of period .....................................     $   487,606      $   568,582
                                                                ===========      ===========

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
     Interest .............................................     $   112,147      $   100,852
                                                                ===========      ===========
     Income taxes .........................................     $   241,000      $         0
                                                                ===========      ===========

See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A.   Business

         Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, is engaged primarily in the manufacture of disposable and reusable protective work clothing. The principal market for the Company's products is the United States. No customer accounted for more than 10% of net sales during the three month periods ended April 30, 1998 and 1997.

B.   Principles of Consolidation

        The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries, Laidlaw, Adams & Peck, Inc. (formerly Fireland Industries, Inc.), Lakeland Protective Wear, Inc. (a Canadian corporation) and Lakeland de Mexico S.A. de C.V. (a Mexican corporation). All significant intercompany accounts and transaction have been eliminated.

C.   Inventories:

         Inventories consist of the following:

                                                     April 30,       January 31,
                                                       1998             1998
                                                    ----------        ---------

                  Raw materials.................    $2,496,870       $2,672,719
                  Work-in-process...............     4,121,543        4,168,376
                  Finished goods................     8,174,506        9,016,957
                                                    ----------        ---------
                                                   $14,792,919      $15,858,052
                                                   ===========     ============

        Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

D.   Earnings Per Share:

         In fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires public companies to present basic earnings per share and , if applicable, diluted earnings per share. In accordance with SFAS No. 128, all comparative periods have been restated. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

        The following table sets forth the computation of basic and diluted earnings per share at April 30.

                                                              1998           1997
                                                          ----------     ----------
Numerator
             Net income .............................     $  801,652     $  470,692
                                                          ==========     ==========
    Denominator
             Denominator for basic earnings per share
                 (Weighted-average shares) ..........      2,610,472      2,550,000
             Effect of dilutive securities:
                 Stock options ......................         76,454         52,757
                                                          ----------     ----------
    Denominator for diluted earnings per share
             (adjusted weighted-average shares) and
             assumed conversions ....................      2,686,926      2,602,757
                                                          ==========     ==========

    Basic earnings per share ........................     $      .31     $      .18
                                                          ==========     ==========
    Diluted earnings per share ......................     $      .30     $      .18
                                                          ==========     ==========

E.   Revolving Credit Facility:

         At April 30, 1998, the balance outstanding under the Company's secured revolving credit facility amounted to $9,743,592. On May 1, 1998, the facility credit line was increased from $10 million to $13 million. This facility is collateralized by substantially all of the assets of the Company, guaranteed by certain of the Company's subsidiaries and expires on November 30, 1999. Borrowings under the facility bear interest at a rate per annum equal to the one month LIBOR or the 30-day commercial paper rate, as defined, plus 1.75%. The facility requires the Company to maintain a minimum tangible net worth, at all times.

F. Major Supplier

         The Company purchased approximately 75.4% of its raw materials from one supplier under licensing agreements during the three month period ended April 30, 1998. The Company expects this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Three months ended April 30, 1998 compared to the three months ended April 30, 1997:

     Net sales for the three months ended April 30, 1998 increased $4,028,000 or 33.5% to $16,042,000 from $12,014,000 reported for the three months ended April 30, 1997. Unit shipments and increased prices of various protective garment products are the principal reasons for this upward movement in sales. This industry, however, continues to be highly competitive. Net sales increased 31.3% during the quarter ended April 30, 1998, as compared to the immediate preceding quarter, principally as the result of a price increase effective March 1, 1998 and the Company's ability to maintain inventory levels to meet sales demand.

     Gross profit as a percentage of net sales increased to 19.8% for the three months ended April 30, 1998 from 19.2% reported for the prior year, principally due to price increases instituted at the beginning of the 1999 fiscal year and continued market price stabilization. Gross profit increased by 16.5% during the three months ended April 30, 1998 as compared to the immediate preceding quarter due to sales price increases, partially offset by an increase in the cost of raw materials from a major supplier on February 1, 1998.

     Operating expenses as a percentage of net sales decreased to 10.7% for three months ended April 30, 1998 from 12.1% for the prior year, as sales increased by 33.5%, with only a 17.8% increase in operating expenses.

     Interest expense increased consistent with an increase in outstanding borrowings.

     The effective tax rate remained constant at 39%, primarily attributable to the federal statutory rate of 34% increased by state income taxes and certain operating losses generating no current tax benefit.

     As a result of the foregoing, operating results increased to net income of $802,000 (up 70.3%) for the three months ended April 30, 1998 from net income of $471,000 for the three months ended April 30, 1998.


LIQUIDITY and CAPITAL RESOURCES

     Lakeland has historically met its cash requirements through funds generated from operations and borrowings under a revolving credit facility. On December 12, 1997, the Company entered into a new $13 million facility (as amended on May 1, 1998) with a financial institution. This facility matures on November 30, 1999. Interest charges under this credit facility are calculated on various optional formulas using LIBOR or the 30-day commercial paper rates, as defined. The Company's April 30, 1998 balance sheet shows a strong current ratio and working capital position and management believes that its positive financial position, together with its new two-year credit facility will provide sufficient funds for operating purposes for the next twelve months.

Item 6.  Exhibits and Reports on Form 8-K:

         a -      None
         b -      No reports on Form 8-K were filed during the three-month
                  period ended April 30, 1998

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LAKELAND INDUSTRIES, INC.
                                                    (Registrant)


Date:  June 12, 1998                       Raymond J. Smith
                                           ----------------
                                           Raymond J. Smith,
                                           President and Chief Executive Officer




Date:  June 12, 1998                       James M. McCormick
                                           ------------------
                                           James M. McCormick,
                                           Vice President and Treasurer
                                           (Principal Accounting Officer)