Form 10-Q
period 1998-07-31
LAKELAND INDUSTRIES INC
filed 1998-09-11
CIK 798081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 - Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended July 31, 1998

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

         Common Stock, $.01 par value, outstanding at September 11, 1998 - 2,656,300 shares.

                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q



         The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:
Item 1.    Financial Statements:

           Introduction

           Condensed Consolidated Balance Sheets - July 31, 1998 and January 31,
               1998

           Condensed  Consolidated  Statements  of Income - Three Months and Six
               Months Ended July 31, 1998 and 1997

           Condensed Consolidated  Statement of Stockholders' Equity for the Six
               Months Ended July 31, 1998

           Condensed  Consolidated  Statements  of Cash Flows - Six Months Ended
               July 31, 1998 and 1997

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

      The results of operations for the three-month and six-month periods ended July 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

                             CAUTIONARY STATEMENTS

      This report may include "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than statements of historical fact included in this report, including, without limitation, the statements under the heading "Management's Discussion and
Analysis of Financial Condition and Results of Operations" regarding the Company's financial position and liquidity, the Company's strategic alternatives, future capital needs, development and capital expenditures (including the amount and nature thereof), future net revenues, business strategies, and other plans and objectives of management of the Company for future operations and activities.

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

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               July 31,       January 31,
ASSETS                                                          1998             1998
                                                             -----------     -----------
      Current Assets:
Cash and cash equivalents ..............................     $ 1,246,879     $   222,700
Accounts receivable, net of allowance for
  doubtful accounts of  $200,000 at July 31, 1998 and
 $203,000 at January 31, 1998 ..........................       6,963,128       6,953,538
Inventories ............................................      16,659,745      15,858,052
Deferred income taxes ..................................         511,000         511,000
Other current assets ...................................         465,301         364,697
                                                             -----------     -----------
         Total current assets ..........................      25,846,053      23,909,987
Property and equipment, net of accumulated
  depreciation of $2,391,000 at July 31, 1998
  and $2,164,000 at January 31, 1998 ...................       1,268,234       1,392,346
Excess of cost over fair value of net assets
  acquired, net of accumulated amortization
  of $226,000 at July 31, 1998 and
  $218,000 at January 31, 1998 .........................         318,792         327,120
Other assets ...........................................         158,853         182,412
                                                             -----------     -----------
                                                             $27,591,932     $25,811,865
                                                             ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
Accounts payable .......................................     $ 1,471,044     $ 4,294,241
Current portion of long-term liabilities ...............          50,000          50,000
Accrued expenses and other current liabilities .........         673,256         662,330
                                                             -----------     -----------
     Total current liabilities .........................       2,194,300       5,006,571
Long-term liabilities ..................................      12,354,539       9,216,669
Deferred income taxes ..................................          71,000          71,000

Commitments and Contingencies

Stockholders' Equity
  Preferred stock, $.01 par;
  1,500,000 shares  authorized;  none issued
  Common stock, $.01 par;  10,000,000 shares authorized;
  2,650,045 and 2,610,472 shares issued and outstanding
  at July 31, 1998 and January 31, 1998, respectively ..          26,500          26,105
Additional paid-in capital .............................       6,173,832       6,073,358
Retained earnings ......................................       6,771,761       5,418,162
                                                             -----------     -----------
     Total stockholders' equity ........................      12,972,093      11,517,625
                                                             -----------     -----------
                                                             $27,591,932     $25,811,865
                                                             ===========     ===========

See notes to condensed consolidated financial statements.

                                     LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED
                                          STATEMENTS OF INCOME (UNAUDITED)



                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            July 31,                            July 31,
                                                ------------------------------      ------------------------------
                                                     1998              1997              1998              1997
                                                ------------      ------------      ------------      ------------
Net Sales .................................     $ 13,854,419      $ 11,935,248      $ 29,896,116      $ 23,948,877
Cost of Goods Sold ........................       11,013,068         9,405,193        23,876,031        19,112,831
                                                ------------      ------------      ------------      ------------
Gross Profit ..............................        2,841,351         2,530,055         6,020,085         4,836,046
Operating Expenses ........................        1,735,863         1,622,410         3,444,623         3,072,819
                                                ------------      ------------      ------------      ------------
Operating Profit ..........................        1,105,488           907,645         2,575,462         1,763,227
Other Income/(Expense), net ...............            9,046            12,477            21,879            28,442
Interest Expense ..........................         (207,587)         (105,345)         (375,742)         (206,200)
                                                ------------      ------------      ------------      ------------
Income before Income Taxes ................          906,947           814,777         2,221,599         1,585,469
Provision for Income Taxes ................          355,000           344,343           868,000           644,343
                                                ------------      ------------      ------------      ------------
Net Income ................................     $    551,947      $    470,434      $  1,353,599      $    941,126
                                                ============      ============      ============      ============
Net Income per common share:
     Basic ................................     $        .21      $        .18      $        .52      $        .37
                                                ============      ============      ============      ============
     Diluted ..............................     $        .20      $        .18      $        .50      $        .36
                                                ============      ============      ============      ============
Weighted average common shares outstanding:
     Basic ................................        2,645,102         2,558,700         2,627,787         2,554,350
                                                ============      ============      ============      ============
     Diluted ..............................        2,698,514         2,629,652         2,692,720         2,616,204
                                                ============      ============      ============      ============

See notes to condensed consolidated financial statements.

                                     LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                           Six months ended July 31, 1998



                                                                        Additional
                                               Common Stock               Paid-in        Retained
                                            Shares          Amount        Capital        Earnings          Total
                                        -----------     -----------     -----------     -----------     -----------
Balance, January 31, 1998 .........       2,610,472     $    26,105     $ 6,073,358     $ 5,418,162     $11,517,625
Exercise of stock options .........          39,573             395         100,474                         100,869
Net income ........................                                                       1,353,599       1,353,599
                                         ----------     -----------     -----------     -----------     -----------
Balance, July 31, 1998 ............       2,650,045     $    26,500     $ 6,173,832     $ 6,771,761     $12,972,093
                                         ==========     ===========     ===========     ===========     ===========



See notes to condensed consolidated financial statements.

                             LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                               SIX MONTHS ENDED
                                                                                    July 31,
                                                                            1998             1997
                                                                        -----------      -----------
Cash Flows from Operating Activities:
Net Income ........................................................     $ 1,353,599      $   941,126
Adjustments to reconcile net income  to net cash (used in) provided by operating activities:
Depreciation and amortization .....................................         235,041          166,274
Decrease (increase) in accounts receivable ........................          (9,590)          15,329
Decrease (increase) in inventories ................................        (801,693)      (1,296,324)
Decrease (increase) in other current assets .......................        (100,604)         (72,596)
Decrease (increase) in other assets ...............................          23,559          (63,625)
Increase (decrease) in accounts payable, accrued
  expenses and other current liabilities ..........................      (2,812,271)         363,182
                                                                        -----------      -----------
Net cash (used in) provided by operating
  activities ......................................................      (2,111,959)          53,366

Cash Flows from Investing Activities:
Purchases of property and equipment ...............................        (102,602)        (349,367)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options ...........................         100,869           14,375
Net borrowings (reduction) under line of credit agreement .........       3,137,871           50,000
                                                                        -----------      -----------
Net cash provided by financing activities .........................       3,238,740           64,375
                                                                        -----------      -----------
Net increase(decrease) in cash ....................................       1,024,179         (231,626)
Cash and cash equivalents at beginning of period ..................         222,700          504,940
                                                                        -----------      -----------
Cash and cash equivalents at end of period ........................     $ 1,246,879      $   273,314
                                                                        ===========      ===========

Supplemental disclosures of cash flow information:
Cash paid during period for:
    Interest ......................................................     $   300,679      $   206,200
                                                                        ===========      ===========
    Income taxes ..................................................     $   742,185      $   399,500
                                                                        ===========      ===========

See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A.   Business

         Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, is engaged primarily in the manufacture of disposable and reusable protective work clothing. The principal market for the Company's products is the United States. No customer accounted for more than 10% of net sales during the six month periods ended July 31, 1998 and 1997.

B.   Principles of Consolidation

        The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laidlaw, Adams & Peck, Inc. (formerly Fireland Industries, Inc.), Lakeland Protective Wear, Inc. (a Canadian corporation) and Lakeland de Mexico S.A. de C.V. (a Mexican corporation). All significant intercompany accounts and transactions have been eliminated.

C.   Inventories:

         Inventories consist of the following:

                                             July 31,               January 31,
                                              1998                     1998
                                           ----------                ---------
         Raw materials..................  $ 2,522,491              $ 2,672,719
         Work-in-process................    4,259,936                4,168,376
         Finished goods.................    9,877,318                9,016,957
                                           ----------                ---------
                                          $16,659,745              $15,858,052
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

The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three Months Ended            Six Months Ended
                                                                July 31,                      July 31,
                                                      -------------------------     -------------------------
                                                         1998            1997           1998          1997
                                                      ----------     ----------     ----------     ----------
Numerator
         Net income .............................     $  551,947     $  470,434     $1,353,599     $  941,126
                                                      ==========     ==========     ==========     ==========
Denominator
         Denominator for basic earnings per share
             (Weighted-average shares) ..........      2,645,102      2,558,700      2,627,787      2,554,350
         Effect of dilutive securities:
             Stock options ......................         53,412         70,952         64,933         61,854
                                                      ----------     ----------     ----------     ----------
Denominator for diluted earnings per share
         (adjusted weighted-average shares) and
         assumed conversions ....................      2,698,514      2,629,652      2,692,720      2,616,204
                                                      ==========     ==========     ==========     ==========

Basic earnings per share ........................     $      .21     $      .18     $      .52     $      .37
                                                      ==========     ==========     ==========     ==========

Diluted earnings per share ......................     $      .20     $      .18     $      .50     $      .36
                                                      ==========     ==========     ==========     ==========

E.   Revolving Credit Facility:

         At July 31, 1998, the balance outstanding under the Company's secured revolving credit facility amounted to $11,942,412. On May 1, 1998, the facility credit line was increased from $10 million to $13 million. This facility is collateralized by substantially all of the assets of the Company, guaranteed by certain of the Company's subsidiaries and expires on November 30, 1999. Borrowings under the facility bear interest at a rate per annum equal to the one month LIBOR or the 30-day commercial paper rate, as defined, plus 1.75%. The facility requires the Company to maintain a minimum tangible net worth, at all times.

F.   Major Supplier

         The Company purchased approximately 75% of its raw materials from one supplier under licensing agreements during the six month period ended July 31, 1998. The Company expects this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources.

G. New Pronouncement, not yet adopted

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure About Pensions and Other Post-retirement Benefits", which will be effective for the Company's fiscal year ending January 31, 1999. This statement standardizes the disclosure requirements for pensions and other post-retirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures that are no longer useful. Adoption of SFAS No. 132 is not expected to have a material effect on the Company's financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


ITEM 2.

     Six months ended July 31, 1998 compared to the six months ended July 31, 1997.

         Net sales for the six month period ended July 31, 1998 increased $5,947,239 or 24.8% to $29,896,116 from $23,948,877 for the six month period ended July 31, 1997. The increase in sales was principally attributable to the Company's ability to increase unit shipments resulting from its ability to increase its production capacity, maintain higher inventory levels and the institution of a price increase on its Tyvek(TM) lines on March 1, 1998.

         Gross profit for the six months ended July 31, 1998, increased by $1,184,039 or 24.5% to $6,020,085, or 20.1% of net sales, from $4,836,046 or
20.2% of net sales, for the six months ended July 31, 1997. Gross profit as a percentage of sales decreased by 0.1% due to a reclassification of expenses related to the Company's Mexican subsidiary and a portion of its insurance expenses, formerly recorded in operating expenses, now recorded in Cost of Goods Sold, partially offset by the price increase described above.

         Operating expenses for the six months ended July 31, 1998 increased by $371,804, or 12.1%, to $3,444,623, or 11.5% of net sales, from $3,072,819, or
12.8% of net sales, for the six months ended July 31, 1997. Operating expenses as a percentage of net sales decreased to 11.5%, from 12.8% as a result of the reclassification of expenses described above. The increase in operating expenses was mainly attributable to greater payroll expenses of $102,673, increased sales commissions of $173,101 and increased freight out of $22,847.

         Net interest expense for the six months ended July 31, 1998 increased by $169,542, or 82.2% to $375,742 from $206,200 for the six months ended July 31, 1997. The increase in net interest expense was mainly due to higher interest costs reflecting an increase in average borrowings under the Company's credit facility, to finance increased inventory levels.

         The  effective  tax  rates  remained  relatively  constant,   primarily
attributable to the federal statutory rate of 34% increased by state income taxes and certain operating losses generating no current tax benefit.

         As a result of the foregoing, net income for the six months ended July 31, 1998 increased by $412,473 or 44%, to net income of $1,353,599 from net income of $941,126 for the six months ended July 31, 1997.

     Three months ended July 31, 1998 compared to the three months ended July 31, 1997.

         Net sales for the three month period ended July 31, 1998 increased $1,919,171 or 16% to $13,854,419 from $11,935,248 for the three month period ended July 31, 1997. The increase in sales was principally due to the Company's ability to increase its production capacity and maintain higher inventory levels and the institution of a price increase on its Tyvek(TM) lines in March 1, 1998.

         Gross profit for the three months ended July 31, 1998 increased by $311,296 or 12.3% to $2,841,351 or 20.5% of net sales, from $2,530,055 or 21.2%
of net sales, for the three months ended July 31, 1997. Gross profit as a percentage of sales decreased by .7% due to a reclassification of expenses related to the Company's Mexican subsidiary and a portion of its insurance expenses, now being recorded in Costs of Goods Sold.

         Operating expenses for the three months ended July 31, 1998 increased by $113,453 or 7% to $1,735,863 or 12.5% of net sales, from $1,622,410 or 13.6%
of net sales, for the three months ended July 31, 1997. Operating expenses as a percentage of net sales decreased to 12.5% from 13.6% as a result of the reclassification of expenses described above. The increase in operating expenses was mainly attributable to greater payroll expenses of $1,742 increased sales commissions of $73,958 and increased freight out of $16,288.

         Net interest expense for the three months ended July 31, 1998 increased by $102,242, or 97.05% from $105,345 for the three months ended July 31, 1997. The increase in net interest expenses was mainly due to higher interest costs reflecting an increase in average borrowings under the Company's credit facility, to finance increased inventory levels.

         The  effective  tax  rates  remained  relatively  constant,   primarily
attributable to the federal statutory rate of 34% increased by state income taxes and certain operating losses generating no current tax benefit.

         As a result of the foregoing, net income for the three months ended July 31, 1998 increased by $81,513 or 17.3%, to net income of $551,947 from net income of $470,434 for the three months ended July 31, 1997.

LIQUIDITY and CAPITAL RESOURCES

     Lakeland has historically met its cash requirements through funds generated from operations and borrowings under a revolving credit facility. On December 12, 1997, the Company entered into a new $13 million facility (as amended on May 1, 1998) with a financial institution. This facility matures on November 30, 1999. Interest charges under this credit facility are calculated on various optional formulas using LIBOR or the 30-day commercial paper rates, as defined. The Company's July 31, 1998 balance sheet shows a strong current ratio and working capital position and management believes that its positive financial position, together with its new two-year credit facility will provide sufficient funds for operating purposes for the next twelve months.


Risks Associated with the Year 2000

     The Year 2000 issue is the result of computer programs which were written using two digits rather than four to define the applicable year. For example, date-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. Such misrecognition could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company has substantially completed its program to prepare computer systems and applications for the Year 2000. The Company expects to incur additional internal staff costs as well as consulting and other expenses related to enhancements necessary to complete the systems for the Year 2000. Management believes that the estimated costs to modify or replace such applications are not material to the Company.

     In addition, the Company has inquired of its major suppliers, including DuPont, about their progress in identifying and addressing problems related to the Year 2000. Such suppliers, including DuPont, have informed the Company that they do not anticipate problems in their business operations due to Year 2000 compliance issues. The Company is currently unable to determine the extent to which Year 2000 issues will affect its suppliers, or the extent to which it would be vulnerable to the suppliers' failure to remediate any of their Year 2000 problems. Although no assurance can be given that the Company's major suppliers' systems will be Year 2000 compliant, the Company believes that the risk is not significant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 6.  Exhibits and Reports on Form 8-K:

         a -     None
         b -     No reports on Form 8-K were filed during the three month period ended July 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LAKELAND INDUSTRIES, INC.
                                                 (Registrant)


Date:  September 11, 1998                  /s/Raymond J. Smith
                                           -------------------
                                           Raymond J. Smith,
                                           President and Chief Executive Officer




Date:  September 11, 1998                  /s/James M. McCormick
                                           ---------------------
                                           James M. McCormick,
                                           Vice President and Treasurer
                                           (Principal Accounting Officer)