Form 10-Q
period 1998-10-31
LAKELAND INDUSTRIES INC
filed 1998-12-09
CIK 798081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 - Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 31, 1998

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

                  Common Stock, $.01 par value,  outstanding at December 8, 1998
- 2,660,500 shares.

                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

         The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:
Item 1.    Financial Statements:

           Introduction

            Condensed Consolidated Balance Sheets - October 31, 1998 and January
               31, 1998

            Condensed Consolidated  Statements of Income - Three Months and Nine
               Months Ended October 31, 1998 and 1997

            Condensed  Consolidated  Statement of  Stockholders'  Equity for the
               Nine Months Ended October 31, 1998

            Condensed Consolidated  Statements of Cash Flows - Nine Months Ended
               October 31, 1998 and 1997

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

      The results of operations for the three-month and nine-month periods ended October 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


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

      Forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, and factors in the Company's other filings with the Securities and Exchange Commission (the
"Commission"), general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Readers are cautioned that these statements are not guarantees of future performance, and the actual results or developments may differ materially from those projected in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

                       LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)

                                                             October 31,    January 31,
ASSETS                                                         1998             1998
                                                            -----------     -----------
      Current Assets:
Cash and Cash Equivalents .............................     $ 1,386,045     $   222,700
Accounts receivable, net of allowance for
  doubtful accounts of  $200,000 at October 31, 1998
   at  January 31, 1998 ...............................       5,901,978       6,953,538
Inventories ...........................................      17,354,108      15,858,052
Deferred income taxes .................................         511,000         511,000
Other current assets ..................................         556,000         364,697
                                                            -----------     -----------
         Total current assets .........................      25,709,131      23,909,987
Property and equipment, net of accumulated
  depreciation of $2,505,000 at October 31, 1998
  and $2,164,000 at January 31, 1998 ..................       1,207,149       1,392,346
Excess of cost over fair value of net
  assets acquired, net of accumulated amortization
  of $234,000 at October 31, 1998 and
  $218,000 at January 31, 1998 ........................         313,795         327,120
Other assets ..........................................         358,574         182,412
                                                            -----------     -----------
                                                            $27,588,649     $25,811,865
                                                            ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
Accounts payable ......................................     $ 1,764,480     $ 4,294,241
Current portion of long-term liabilities ..............          50,000          50,000
Accrued expenses and other current liabilities ........         794,133         662,330
                                                            -----------     -----------
     Total current liabilities ........................       2,608,613       5,006,571
Long-term liabilities .................................      11,555,851       9,216,669
Deferred income taxes .................................          71,000          71,000

Commitments and Contingencies

Stockholders' Equity
  Preferred stock, $.01 par;
  1,500,000 shares authorized; none issued
Common stock, $.01 par;
  10,000,000 shares authorized;
 2,660,500 and 2,610,472 shares issued and outstanding
 at October 31, 1998 and January 31, 1998, respectively          26,605          26,105
Additional paid-in capital ............................       6,199,655       6,073,358
Retained earnings .....................................       7,126,925       5,418,162
                                                            -----------     -----------
     Total stockholders' equity .......................      13,353,185      11,517,625
                                                            -----------     -----------
                                                            $27,588,649     $25,811,865
                                                            ===========     ===========

            See notes to condensed consolidated financial statements.

                         LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED
                                          STATEMENTS OF INCOME (unaudited)

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           October 31                          October 31
                                                ------------------------------      ------------------------------
                                                     1998              1997              1998              1997
                                                ------------      ------------      ------------      ------------
Net Sales .................................     $ 11,357,050      $ 11,092,427      $ 41,253,166      $ 35,041,304
Cost of Goods Sold ........................        9,113,923         8,754,242        32,989,954        27,867,073
                                                ------------      ------------      ------------      ------------
Gross Profit ..............................        2,243,127         2,338,185         8,263,212         7,174,231
Operating expenses ........................        1,478,798         1,635,451         4,923,421         4,708,270
                                                ------------      ------------      ------------      ------------
Income from Operations ....................          764,329           702,734         3,339,791         2,465,961
Other Income/(Expense), Net ...............           22,586             8,053            44,465            36,495
Interest Expense ..........................         (208,751)         (127,374)         (584,493)         (333,574)
                                                ------------      ------------      ------------      ------------
Income before income taxes ................          578,164           583,413         2,799,763         2,168,882
Provision for income taxes ................          223,000           225,999         1,091,000           870,342
                                                ------------      ------------      ------------      ------------
Net Income ................................     $    355,164      $    357,414      $  1,708,763      $  1,298,540
                                                ============      ============      ============      ============
Net Income per common share:
     Basic ................................     $        .13      $        .14      $        .65      $        .51
                                                ============      ============      ============      ============
     Diluted ..............................     $        .13      $        .13      $        .63      $        .49
                                                ============      ============      ============      ============
Weighted average common shares outstanding:
     Basic ................................        2,652,607         2,575,466         2,636,060         2,561,389
                                                ============      ============      ============      ============
     Diluted ..............................        2,688,122         2,656,962         2,691,123         2,629,791
                                                ============      ============      ============      ============



           See notes to condensed consolidated financial statements.

                                LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                    Nine months ended October 31, 1998


                                                              Additional
                                     Common Stock               Paid-in         Retained
                                 Shares          Amount         Capital         Earnings         Total
                              -----------     -----------     -----------     -----------     -----------
Balance, January 31, 1998       2,610,472     $    26,105     $ 6,073,358     $ 5,418,162     $11,517,625
Exercise of stock options          50,028             500         126,297                         126,797
Net income ..............                                                       1,708,763       1,708,763
                              -----------     -----------     -----------     -----------     -----------
Balance, October 31, 1998       2,660,500     $    26,605     $ 6,199,655     $ 7,126,925     $13,353,185
                              ===========     ===========     ===========     ===========     ===========


           See notes to condensed consolidated financial statements.

                    LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                            NINE MONTHS ENDED
                                                              October 31,
                                                     ----------------------------
                                                         1998             1997
                                                     -----------      -----------
Cash Flows from Operating Activities:
Net Income .....................................     $ 1,708,763      $ 1,298,540
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization ..................         354,214          276,505
Decrease (increase) in accounts receivable .....       1,051,560         (342,015)
Decrease (increase) in inventories .............      (1,496,056)      (4,383,935)
Decrease (increase) in other current assets ....        (191,303)        (219,001)
Decrease (increase) in other assets ............        (176,160)         175,237
Increase (decrease) in accounts payable, accrued
  expenses and other current liabilities .......      (2,397,958)       2,105,140
                                                     -----------      -----------

Net cash used in operating
  activities ...................................      (1,146,940)      (1,089,529)

Cash Flows from Investing Activities:
Purchases of property and equipment ............        (155,694)        (635,191)

Cash Flows from Financing Activities:
Proceeds from exercise of options ..............         126,797           92,738
Net borrowings under
 line of credit agreement ......................       2,339,182        1,800,000
                                                     -----------      -----------
Net cash provided by financing activities ......       2,465,979        1,892,738
                                                     -----------      -----------
Net increase in cash ...........................       1,163,345          168,018
Cash and cash equivalents at beginning of period         222,700          504,940
                                                     -----------      -----------
Cash and cash equivalents at end of period .....     $ 1,386,045      $   672,958
                                                     ===========      ===========

See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A.   Business
         Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, is engaged primarily in the manufacture of disposable and reusable protective work clothing. The principal market for the Company's products is the United States. No customer accounted for more than 10% of net sales during the nine month periods ended October 31, 1998 and 1997.

B.   Principles of Consolidation
         The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laidlaw, Adams & Peck, Inc. (formerly Fireland Industries, Inc.), Lakeland Protective Wear, Inc. (a Canadian corporation) and Lakeland de Mexico S.A. de C.V. (a Mexican corporation). All significant inter-company accounts and transactions have been eliminated.

C.   Inventories:
         Inventories consist of the following:
                                                   October 31,       January 31,
                                                      1998              1998
                                                   ----------        ---------
                  Raw materials.................    $2,484,808       $2,672,719
                  Work-in-process...............     3,693,977        4,168,376
                  Finished goods................    11,175,323        9,016,957
                                                    ----------        ---------
                                                   $17,354,108      $15,858,052
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

         The following table sets forth the computation of basic and diluted earnings per share:


                                                                   Three Months Ended           Nine Months Ended
                                                                      October 31,                   October 31,
                                                               -------------------------     -------------------------
                                                                  1998           1997           1998           1997
                                                               ----------     ----------     ----------     ----------
         Numerator
                  Net income .............................     $  355,164     $  357,414     $1,708,763     $1,298,540
                                                               ==========     ==========     ==========     ==========
         Denominator
                  Denominator for basic earnings per share
                      (Weighted-average shares) ..........      2,652,607      2,575,466      2,636,060      2,561,389
                  Effect of dilutive securities:
                      Stock options ......................         35,515         81,496         55,063         68,402
                                                               ----------     ----------     ----------     ----------
         Denominator for diluted earnings per share
                  (adjusted weighted-average shares) and
                  assumed conversions ....................      2,688,122      2,656,962      2,691,123      2,629,791
                                                               ==========     ==========     ==========     ==========

         Basic earnings per share ........................     $      .13     $      .14     $      .65     $      .51
                                                               ==========     ==========     ==========     ==========
         Diluted earnings per share ......................     $      .13     $      .13     $      .63     $      .49
                                                               ==========     ==========     ==========     ==========

E.   Revolving Credit Facility:
         At October 31, 1998, the balance outstanding under the Company's secured revolving credit facility amounted to $11,129,832. On May 1, 1998, the facility credit line was increased from $10 million to $13 million. This facility is collateralized by substantially all of the assets of the Company, guaranteed by certain of the Company's subsidiaries and expires on November 30, 1999. Borrowings under the facility bear interest at a rate per annum equal to the one month LIBOR or the 30-day commercial paper rate, as defined, plus 1.75%. The facility requires the Company to maintain a minimum tangible net worth, at all times. Effective September 23, 1998, a temporary increase was initiated on this facility credit line for an additional $3 million. This temporary increase expires on August 31, 1999 and effectively increases the total credit facility credit line to $16 million. Subsequent to August 31, 1999 and until the line's maturity date of November 30, 1999, the facility's credit line is $13 million. Any amount borrowed under this temporary $3 million increase is required to be repaid prior to August 31, 1999.

F. Major Supplier
         The Company purchased approximately 77% of its raw materials from one supplier under several licensing agreements during the nine month period ended October 31, 1998. The Company expects this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources.

G. New Pronouncement, not yet adopted
         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure About Pensions and Other Post-retirement Benefits", which will be effective for the Company's fiscal year ending January 31, 1999. This statement standardizes the disclosure requirements for pensions and other post- retirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures that are no longer useful. Adoption of SFAS No. 132 is not expected to have a material effect on the Company's financial statements.

H.   Subsequent Event
     On November 20, 1998, the Company was notified that its application for registration as a Chinese corporation was in effect and such status applied retroactively to March 22, 1996 for corporate limited liability and Chinese tax purposes.

ITEM 2.
                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Nine months ended October 31, 1998 compared to the nine months ended October 31, 1997.
         Net sales for the nine month period ended October 31, 1998 increased $6,211,862 or 17.7% to $41,253,166 from $35,041,304 for the nine month period ended October 31, 1997. The increase in sales was principally attributable to the Company's ability to increase unit shipments resulting from its ability to increase its production capacity, maintain higher inventory levels and the institution of a price increase on its Tyvek(TM) lines on March 1, 1998.

         Gross profit for the nine months ended October 31, 1998 increased by $1,088,981 or 15.2% to $8,263,212 or 20% of net sales, from $7,174,231 or 20.5%
of net sales, for the nine months ended October 31, 1997. Gross profit as a percentage of sales decreased by .5% due to a reclassification of expenses related to the Company's Mexican subsidiary and a portion of its insurance expenses, formerly recorded in operating expenses, now recorded in Cost of Goods Sold, partially offset by the price increase described above.

         Operating expenses for the nine months ended October 31, 1998 increased by $215,151 or 4.6%, to $4,923,421 or 11.9% of net sales, from $4,708,270, or
13.4% of net sales, for the nine months ended October 31, 1997. Operating expenses as a percentage of net sales decreased to 11.9%, from 13.4% as a result of the reclassification of expenses described above.

         Net interest expense for the nine months ended October 31, 1998 increased by $250,919, or 75.2% to $584,493 from $333,574 for the nine months ended October 31, 1997. The increase in net interest expense was mainly due to higher interest costs reflecting an increase in average borrowings under the Company's credit facility, to finance increased inventory levels.

         The  effective  tax  rates  remained  relatively  constant,   primarily
attributable to the federal statutory rate of 34% increased by state income taxes and certain operating losses generating no current tax benefit.

         As a result of the foregoing, net income for the nine months ended October 31, 1998 increased by $410,223 or 31.6% to net income of $1,708,763 from net income of $1,298,540 for the nine months ended October 31, 1997.

Three months ended October 31, 1998 compared to the three months ended October 31, 1997.

         Net sales for the three month period ended October 31, 1998 increased $264,623 or 2.4% to $11,357,050 from $11,092,427 for the three month period ended October 31, 1997. The increase in sales was principally due to the Company's ability to increase its production capacity and maintain higher inventory levels and the institution of a price increase on its Tyvek(TM) lines in March 1, 1998.

         Gross profit for the three months ended October 31, 1998 decreased by $95,058 or 4% to $2,243,127 or 19.8% of net sales, from $2,338,185 or 21.1% of net sales, for the three months ended October 31, 1997. Gross profit as a percentage of sales decreased by 1.3% due to a reclassification of expenses related to the Company's Mexican subsidiary and a portion of its insurance expenses, now being recorded in Costs of Goods Sold and sales price erosion due to competitive conditions.

         Operating expenses for the three months ended October 31, 1998 decreased by $156,653 or 9.6% to $1,478,798 or 13% of net sales, from $1,635,451 or 14.7% of net sales, for the three months ended October 31, 1997. Operating expenses as a percentage of net sales decreased to 13% from 14.7% as a result of the reclassification of expenses described above and to a reclassification of medical expense over funding to prepaid expense.

         Net interest expense for the three months ended October 31, 1998 increased by $83,477, or 64% from $127,374 for the three months ended October 31, 1997. The increase in net interest expenses was mainly due to higher interest costs reflecting an increase in average borrowings under the Company's credit facility, to finance increased inventory levels.

         The  effective  tax  rates  remained  relatively  constant,   primarily
attributable to the federal statutory rate of 34% increased by state income taxes and certain operating losses generating no current tax benefit.

         As a result of the foregoing, net income for the three months ended October 31, 1998 decreased by $2,250 or .6%, to net income of $355,164 from net income of $357,414 for the three months ended October 31, 1997.

LIQUIDITY and CAPITAL RESOURCES
         Lakeland has historically met its cash requirements through funds generated from operations and borrowings under a revolving credit facility. On December 12, 1997, the Company entered into a new $13 million facility (as amended on May 1, 1998) with a financial institution. This facility matures on November 30, 1999. Interest charges under this credit facility are calculated on various optional formulas using LIBOR or the 30-day commercial paper rates, as defined. The Company's October 31, 1998 balance sheet shows a strong current ratio and working capital position and management believes that its positive financial position, together with this credit facility, and the temporary increase in the credit facility from $13 million to $16 million (as described in Note E of the notes to Condensed Consolidated Financial Statements), will provide sufficient funds for operating purposes for the next twelve months.


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

Item 6.  Exhibits and Reports on Form 8-K:
         a -     None
         b -     No reports on Form 8-K were filed during the three month period ended October 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LAKELAND INDUSTRIES, INC.
                                                    (Registrant)


Date:  December 8, 1998                    Raymond J. Smith
                                           ----------------
                                           Raymond J. Smith,
                                           President and Chief Executive Officer




Date:  December 8, 1998                    James M. McCormick
                                           ------------------
                                           James M. McCormick,
                                           Vice President and Treasurer
                                           (Principal Accounting Officer)