Form 10-K
period 1999-01-31
LAKELAND INDUSTRIES INC
filed 1999-04-28
CIK 798081

FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

 X   ANNUAL REPORT  PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES  EXCHANGE
---  ACT OF 1934 (Fee Required)
     For the fiscal year ended January 31, 1999

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 (No fee required)
     For the  transition  period  from _____________ to ______________

     Commission File Number: 0 - 15535

                            LAKELAND INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


        Delaware                                           13-3115216
-------------------------                       --------------------------------
(State of Incorporation)                                (I.R.S. Employer
                                                     Identification Number)

                    711-2 Koehler Ave., Ronkonkoma, NY 11779
                  --------------------------------------------
                    (Address of Principal Executive Offices)

                                 (516) 981-9700
                                 --------------
              (Registrant's telephone number, including area code)


       Securities registered pursuant to Section 12 (b) of the Act: None

                          Common Stock, $.01 Par Value

         -------------------------------------------------------------
                                (Title of class)
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S - K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - K or any amendment to this Form 10 - K _ .
         The aggregate market value of the Common Stock outstanding and held by nonaffiliates (as defined in Rule 405 under the Securities Exchange Act of 1934) of the Registrant, based upon the average high and low bid price of the Common Stock on NASDAQ on April 14, 1999 was approximately $7,284,947 (based on 1,533,673 shares held by nonaffiliates).
         The number of shares outstanding of the Registrant's common stock, $.01 par value, on April 29, 1999 was 2,660,500.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Annual Report to Shareholders for the year ended January 31, 1999 are incorporated by reference in Items 5-7A of Part II and certain portions of the Registrant's Definitive Proxy Statement, for the Annual Meeting of Stockholders to be held June 16, 1999, are incorporated by reference in Items 10 - 13 of Part III of this Annual Report on Form 10-K.

                                     PART I
ITEM 1.  BUSINESS
        Lakeland Industries, Inc. (the"Company") believes that it is the leading manufacturer of a comprehensive line of safety garments and accessories for the industrial safety and protective clothing industries in the United States. The Company's major product areas include disposable / limited use protective industrial garments, specialty safety and industrial work gloves, reusable woven industrial and medical apparel, fire and heat protective clothing along with protective systems for personnel, and suits for use by toxic waste clean up teams. Products are manufactured both domestically and internationally by the Company and by contract manufacturers. Products are sold by Company personnel and 44 independent sales representatives, primarily to a network of 500 safety and mill supply distributors.
         The Company's protective garments are used primarily for: (i) safety and hazard protection, to protect the wearer from contaminants or irritants, such as, chemicals, pesticides, fertilizers, paint, grease, and dust and from limited exposure to hazardous waste and toxic chemicals including acids, asbestos, lead, and hydro-carbon's (PCB's) (ii) clean room environments, for the prevention of human contamination of manufacturing processes in clean room environments, (iii) hand and arm protection, to protect the wearer's hand and arms from lacerations, heat and chemical irritants without sacrificing manual dexterity or comfort, (iv) heat and fire protection, to protect municipal fire fighters, military, airport and industrial fire fighting teams and for maintenance of "hot" equipment, such as, coke ovens, kilns, glass furnaces, refinery installations, and smelting plants, (v) protection from viral and bacterial microbiologicals, to protect the wearer from contagious diseases, such as AIDS and hepatitis, at hospitals, clinics and emergency rescue sites, and
(vi) protection from highly concentrated and powerful chemical and biological toxins, to protect the wearer from toxic wastes at Super Fund sites, accidental toxic chemical spills or biological discharges, the handling of chemical or biological warfare weapons and the cleaning and maintenance of chemical, petro-chemical and nuclear facilities.
         These products are manufactured, distributed and sold through five divisions and four wholly owned subsidiaries.
         The Company was incorporated in New York in 1982 and later reincorporated in Delaware in 1986. A new subsidiary, Fireland Industries, Inc. was formed during fiscal 1994 and to act as Trustee and Sponsor of the Fireland Industries, Inc. Pension Plan. During fiscal 1998, the name of this subsidiary was changed to Laidlaw, Adams & Peck, Inc.
         Effective February 1, 1999, the China division, Weifang Lakeland Safety Products Co., Ltd., was incorporated in China as a wholly owned subsidiary of the Company.

Background and Market
         The market for disposable industrial garments has increased substantially in the past 20 years. In 1970, Congress enacted the Occupational Safety and Health Act ("OSHA"), which requires employers to supply protective clothing in certain work environments. At about the same time, DuPont developed Tyvek(TM) which, for the first time, allowed for the economical production of lightweight, disposable protective clothing. The attraction of disposable garments grew in the late 1970's with the increases in both labor and material costs of producing cloth garments and the promulgation of federal, state and local regulations requiring that employees wear protective clothing to protect against exposure to certain contaminants, such as asbestos and P.C.B.s.
         The use of disposable garments avoids the continuing costs of laundering and decontaminating woven cloth work garments and reduces the overhead costs associated with handling, transporting and replacing such garments. As manufacturers have become aware of the advantages of disposable clothing, the demand for such garments has increased. This has allowed for greater production volume and, in turn, has reduced the cost of manufacturing disposable industrial garments.
         The Company believes that this market will grow due to the extensive government legislation which mandates the clean up of toxic waste sites and the elimination of hazardous materials from the environment as promulgated under prior Congressional Super Fund Acts and the Super Fund Reform Act of 1998 presently awaiting passage. The Environmental Protection Agency ("EPA") designated OSHA to be responsible for the health and safety of workers in and around areas of hazardous materials and contaminated waste. OSHA responded by formulating an all encompassing compendium of safety regulations that prescribe operating standards for all aspects of OSHA projects. Almost 2 million people are affected by OSHA Standards today. Various states have also enacted worker safety laws which are equal to or go beyond OSHA standards and requirements, as it affects the Company's products.
         In 1990, additional standards proposed and developed by the National Fire Protection Association ("NFPA") and the American Society for Testing and Materials ("ASTM") were accepted by OSHA. NFPA Standard 1991 set performance requirements for total-encapsulating vapor-proof chemical suits and includes rigid chemical and flame resistance tests and a permeability test against 17 challenge chemicals. The basic OSHA Standards call for 4 levels of protection, A through D, and specify in detail the equipment and clothing required to adequately protect the wearer at corresponding danger levels. A summary of these four levels follows:

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

     The growth in the markets for disposable/limited use garments in the industrial safety market has resulted from the following factors:

                o     lower cost of  disposable/limited  use garments as opposed to reusable woven and cloth garments due to the elimination of costs associated with laundering, decontaminating, handling, transporting and replacing reusable woven or cloth garments;
                o the promulgation of federal (OSHA) and state regulations requiring that employees wear protective clothing to protect against exposure to certain contaminants, such as, asbestos, PCB(s), lead, acids and other numerous hazardous chemicals and radioactive materials;
                o increasing workmens' compensation claims and large class action liability suits instituted by both present and prior employees for failure to be protected against hazardous agents found in the workplace.

     In general, manufacturers of industrial and safety clothing are considered to be highly fragmented, since they consist of a large number of closely held small family businesses. Accordingly, the Company believes that the industries encompassed by disposable/limited use protective garments, industrial work gloves, reusable woven industrial and medical apparel and fire and heat protective clothing could present attractive acquisition opportunities.
     There are few, if any, dominant personal protective apparel manufacturers, and the market is witnessing significant ongoing consolidation activity, both at the manufacturing level and more significantly, at the safety distributor customer level. Recently, safety distribution channels have experienced more consolidation than the safety manufacturing segment, due to a number of large distributors with access to capital acquiring smaller distributors.
     Since 1997, the Company's net sales have increased by 31% to $54.655 million in fiscal 1999 while, during the same period, operating profit has increased by 94% to $3.923 million in fiscal 1999.

Products - General
     The following table summarizes the principal products manufactured and/or sold by the Company, organized by the respective fabric's principal markets/uses therefore:

Product                          Raw Material                    Protection Against            User Industry
-------                          ------------                    ------------------            -------------
o  Limited Use/Disposable         o   Tyvek(TM) and Tyvek(TM)    Contaminants, irritants,     o   Chemical/petrochemical
   Protective Clothing                laminates                  chemicals, fertilizers,          industries
                                                                 pesticides, acids,           o   Automotive and
                                                                 asbestos, PCB(s), lead           pharmaceutical industries
                                                                 and other hazardous          o   Public utilities
                                                                 chemicals                    o   Janitorial

o   Gloves                        o   Kevlar(TM) yarns           Cuts, lacerations, heat      o   Chemical plants
o   Arm guards                    o   Spectra(TM) yarns          and chemical irritants       o   Automotive, glass and
                                                                                                  metal fabrication industries

o  Fire fighting apparel          o   Neoprene                   Fire, burns and excessive    o   Municipal, corporate and
                                  o   Nomex(TM)                  heat                             volunteer fire departments
                                  o   Gortex(TM)                                              o   Airport crash rescue

o  Heat protective                o   Aluminized Nomex(TM)       Fire, burns and excessive        Hot equipment maintenance
   aluminized fire suits          o   Aluminized Kevlar(TM)      heat                             personnel and industrial fire
                                                                                                  departments

o  Protective woven               o   Cotton Polyester blends    o   Protects manufactured    o   Hospital and Industrial
   reusable garments              o   Cotton                         products from human          Facilities
                                  o   Polyester                      contamination or static  o   clean room environments
                                  o   Staticsorb(TM) Carbon          electrical charge        o   Emergency Medical
                                    Thread C-3 Polyester         o   Bacteria, viruses and        Ambulance Services
                                                                     blood borne pathogens

o   High end Chemical             o   TyChem(TM)                     Chemical spills          o   Hazardous material teams
   protective suits               o   Teflon(TM)                     Toxic chemicals used in  o   Chemical and nuclear
                                  o   Other Company patented         manufacturing processes      industries-various uses
                                      Co-Polymer Laminates

Limited Use/Disposable Protective Clothing

   The Company manufactures a complete line of disposable/limited use protective garments at its U.S., Mexican and Chinese assembly facilities. These garments are offered in coveralls, lab-coats, shirts, pants, hoods, aprons, sleeves and smocks. The Company offers these garments in a number of sizes and styles to fit the end users' needs. Limited-use garments can also be coated or laminated to increase splash protection against many inorganic acids, bases, and other liquid chemicals. Limited use garments are made from several non-woven fabrics including Tyvek(TM), TyvekQC(TM), Tyvek/Saranex 23-P(TM), Pyrolon FR(TM), and Polypropylene and Polyethylene materials and derivatives.
   The Company incorporates many seaming techniques depending on the level of hold-out needed in the end use application. Seam types utilized include standard serge seam, bound seam, and heat sealed seam.
   Disposable/limited use industrial garments are used in a wide variety of industries and applications. Typical industry users are chemical plants, petro chemical refineries and related installations, automotive manufacturers, pharmaceutical companies, coal and oil power generation utilities and telephone utility companies. There are many smaller industries that use these garments for specific safety applications unique to their situation.
   The Company's limited use garments range in price from $.06 for disposable/limited use shoe covers to approximately $12.00 for Tyvek/Saranex 23-P laminated hood and booted coverall. The Company's largest selling item, a standard white limited-use Tyvek coverall, costs the end user approximately $2.75 to $3.25 per garment. By comparison, similar re-usable cloth coveralls range in price from $20.00 to $60.00, exclusive of significant laundering, maintenance and shrinkage expenses.
   The Company cuts, warehouses and sells its disposable/limited use garments primarily at its Decatur, Alabama facility. The fabric is first cut into required patterns at this plant which is ISO 9002 certified. The cut fabric and any necessary accessories, such as zippers or elastic, are then obtained from the Company's plant by the Company's wholly owned assembly facilities or independent sewing contractors. The Company's assembly facilities in China or Mexico and independent contractors sew and package the finished garments at their own facilities and return them to the Company's plant, normally within one to ten weeks for immediate shipment to the customer.
   The Company presently utilizes over 15 independent sewing contractors under agreements that are terminable at will by either party. These contractors employ approximately 200 people full-time (both domestically and internationally) and operate and maintain their own industrial sewing machines. The Company believes that it is the only customer of the majority of its independent sewing contractors and considers its relations with such contractors to be excellent. In the year ended January 31, 1999, no independent sewing contractors accounted for more than 5% of the Company's production of disposable/limited use garments. The Company believes that it can obtain adequate alternative production capacity should any of its independent contractors become unavailable. The Company believes that its manufacturing system permits it considerable flexibility. Furthermore, by employing additional sewing contractors, the Company can increase production without substantial additional capital expenditures.
   While the Company has not experienced reduced demand for its disposable / limited use garments, management believes that by its use of its facilities complemented by the use of independent sewing contractors, the Company is capable of reducing or alternately increasing by 20% its production capacity without incurring large on-going costs typical of many manufacturing operations. This allows the Company to react quickly to changing unit demand for its products.

Gloves and Arm Guards
   The Company manufacturers and sells speciality safety gloves and sleeves made from Kevlar(TM). The Company is one of four companies licensed to sell 100% Kevlar(TM) gloves. Kevlar(TM) is a cut and heat resistant, high-strength lightweight, flexible and durable material produced by Dupont. Kevlar(TM), on an equivalent weight basis, is five times stronger than steel and has increasingly been used in manufacturing such diverse products as airplane fuselage components and bullet-resistant vests.
   Gloves made of Kevlar(TM) offer a better overall level of protection, lower the injury rate and are more cost effective than work gloves made from such traditional material as leather, canvas and coated gloves. Kevlar(TM) gloves can withstand temperatures of up to 400 degrees F and are sufficiently cut-resistant to allow workers to safely handle sharp or jagged unfinished sheet metal. Kevlar(TM) gloves are used primarily in the automotive, glass and metal fabrication industries.

   The Company is devoting an increasing portion of its manufacturing capacity to the production of Kevlar(TM) and Spectra(TM) gloves, which carry a higher profit margin than commodity gloves. Spectra(TM) is a cut resistant fiber made by Allied Signal, Inc. In order to maintain a full line of gloves, however, the Company intends to continue to produce or import commodity gloves as are necessary to meet customer demand for its glove products. The Company believes that there are adequate and reliable foreign manufacturers available to meet the Company's import requirements of commodity gloves, if needed.
   The Company's Kevlar(TM) and Spectra(TM) gloves range in price from $37.00 to $240.00 for a dozen pair.
   The Company also manufactures gloves at its Somerville, Alabama facility. Computerized robotic knitters are used to weave gloves from both natural and synthetic materials, including Kevlar(TM)and Spectra(TM) on an automatic basis. These robotic knitters are generally in operation 20 hours a day, 5-1/2 days a week.
   The Company's robotic knitters allow flexibility in production as they can be easily reprogrammed in minutes to produce gloves and sleeves in different sizes, styles, weights, weaves or combinations of materials. Additionally, these robotic knitters can produce gloves and sleeves separately or as a one-piece garment. Gloves and sleeves can also be knitted in different weights and combinations of yarns, such as Kevlar(TM) mixed with cotton or polyester.

Heat Protective and Fire Fighting Apparel
   The Company's products protect individuals that must work in high heat environments and the Company has been the creator, innovator and inventor of protective systems for high heat or hazardous occupations for the last 12 years. The brand name FYREPEL(TM) is recognized nationally and internationally. The Company has completed an intensive redesign and engineering study to address the ergonomic needs of stressful occupations. The Company's protective aluminized fire suits include:

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

     The Company also manufactures fire fighters protective apparel for domestic and foreign fire departments and developed the popular Sterling Heights style (short coat and bib pants) bunker gear. Crash Rescue has been a major market for this product division, which was the first to produce and supply military and civilian markets with protection worn at airports, petrochemical plants and in the marine industry. Each of the fire suits range in cost to the end user from $450 for standard fire department turn-out gear to $2,000 for the fire entry suit.

Protective Woven Reusable Garments
     The Company also manufactures and markets a line of reusable and launderable woven cloth protective apparel which supplement the disposable / limited use garments, giving the Company access to the much larger woven industrial and health care related markets. Cloth re-usable garments are more appropriate in certain situations or applications because of worker familiarity with and acceptance of these fabrics and woven cloth's heavier weight, durability and longevity. These products give the Company the flexibility to supply and satisfy a wider range of safety and customer needs. The Company designs and manufactures:

     o special anti-static apparel, primarily for the automotive industry (perceived as a premium-priced product)

     o clean room apparel as used in the most sophisticated semiconductor manufacturing facilities

     o    hospital garments for protection against blood borne pathogens

     o    jackets and bib overalls for use by emergency medical rescue teams

     The Company's reusable wovens range in price from $10.00 to $80.00 per garment.
     The Company manufactures and sells woven cloth garments at its facility in St. Joseph, Missouri. After the Company receives fabrics from suppliers, principally blends of polyester and cotton, the Company cuts and sews the fabrics at its own facilities to meet customer purchase orders.

High-End Chemical Protective Suits
     The  Company  manufactures  heavy duty fully  encapsulated  chemical  suits
(three of which have been developed internally and are patented) using proprietary co-polymer laminates or Viton(TM), butyl rubber, polyvinyl chloride ("PVC") and the Dupont TyChem(TM)and Barricade(TM) fabrics. These suits are worn to protect the user from exposure to hazardous chemicals. Hazardous material teams or individuals use chemical suits for toxic cleanups, chemical spills, or in industrial, chemical and electronic plants. The Company's line of chemical suits range in cost from $80.00 for the Checkmate suits to $3,400 for its Forcefield Teflon suits. The chemical suits can be used in conjunction with a fire protective shell manufactured by the Company which will protect the user from both chemical and flash fire hazards. The Company has also introduced four National Fire Protection Agency ("NFPA") approved garments for varying levels of protection required depending on field conditions:

     TyChem(TM) - 10,000 is a co-polymer film laminated to a durable spunbonded substrate. It offers the broadest temperature range for limited use garments -25o F to 225o F. TyChem(TM) 10,000 meets all OSHA Level A requirements. It is available in NFPA 1991-94 certified versions when worn with an aluminized over cover.
     TyChem(TM)  - 9400  meets  all  OSHA  Level  B and  all  NFPA  1993  fabric requirements and offers excellent splash protection against a wide array of chemicals.
     Forcefield(TM) - A lightweight hazmat suit, totally encapsulized providing greater mobility, visibility, dependability and versatility in dealing safely and effectively with most types of chemical hazards. This product meets NFPA 1991 standards for a fully certified chemical protective suit. When combined with an Aluminized PBI/Kevlar over cover, it provides NFPA 1991 / Level A protection;
     Interceptor(TM) - Model A meets all OSHA Level A requirements as a vapor-proof suit. Model 1 meets and exceeds NFPA 1991 requirements of certification for vapor-proof suit when used with an Aluminized PBI / Kevlar over cover.

     Checkmate(TM) - Is used for lower level chemical protection. This suit is lightweight, tough, versatile, durable and cost effective and can be used for: splash protection, basic clean up, toxic waste dumps and post fire monitoring of toxic residue. It meets all NFPA requirements.
     The Company manufactures chemical protective clothing at its facility in Somerville, Alabama. After the Company obtains such materials as Barricade (R), TyChem(R), Viton(R), butyl rubber, PVC or its own patented laminates, it designs, cuts, glues and/or sews the materials to meet customer purchase orders.

Quality Control
     To assure quality, Company employees monitor the sewing of disposable / limited use garments at its own Mexican and Chinese facilities and at the facilities of independent sewing contractors and also inspect the garment upon delivery to the Company's facilities. Finished product that is below standard is returned to the contractor for reworking. The Company has been required on a few occasions to return product to its independent sewing contractors. The Company also actively participates in the Industrial Safety Equipment Association's
(ISEA) frequent independent quality inspection programs. The Company conducts quality control inspections of its industrial gloves, cloth, fire and chemical garments throughout the manufacturing process. The Company's Decatur, Alabama plant was ISO 9002 certified during fiscal year 1998. ISO standards are internationally recognized quality manufacturing standards established by the International Organization for Standardization based in Geneva, Switzerland. To obtain its ISO registration, the Company's factories were independently audited to ensure compliance with the applicable standards, and to maintain registration, the factories receive regular announced inspections by an independent certification organization. The Company believes that the ISO 9002 registration makes it more competitive in the marketplace, as customers are increasingly recognizing the standard as an indication of product quality.

Marketing and Sales
     The  Company's  products  are sold  primarily  by over 500  safety and mill supply distributors including four of the five leading North American distributors. Sales of the Company's products are solicited by 16 agencies engaging 44 independent sales representatives. The Company also employs an in-house sales force of nine (9) people.
     These independent representatives call on over 500 safety and industrial distributors nationwide and promote and sell the Company's products to safety and industrial distributors and provide product information. The distributors buy the Company's products and maintain inventory at the local level in order to assure quick response time and the ability to service accounts properly. The independent representatives maintain regular interaction with end users and decision makers at the distribution level, thereby providing the Company with valuable feedback on market perception of the Company's products, as well as new developments within the industry. During the year ended January 31, 1999, no one distributor accounted for more than 5% of sales.
     The Company's marketing plan is to maximize the efficiency of its established distribution network by direct promotion at the end-user level.
Advertising is primarily through trade publications. Promotional activities include sales catalogs, mailings to end users and a nationwide publicity program. The Company exhibits at both regional and national trade shows and was represented at the National Safety Congress in Los Angeles, CA (Fall of 1998) and at the American Industrial Hygienists Convention (Spring of 1998).

Research and Development
     The Company has a history of new product development and innovation and has recently introduced the Grapolator(TM) and Kut Buster(TM) glove and sleeve lines which combine a stainless steel wire core combined with high strength man made fibers providing the ultimate in cut protection without sacrificing dexterity, and additionally the Thermbar Mock Twist(TM) which provides heat protection for temperatures up to 600o F. The Company has nine patents on various fabrics and production machinery. The Company plans to continue to be an innovator in protective apparel fabrics, manufacturing equipment, and intends to introduce new products to the market place in the future. Specifically, the Company plans to develop new anti-static reusable gowns for the automotive industry made of specially knit polyester with carbon threads and will continue to dedicate resources to research and development.

Suppliers and Materials
     The Company does not have long-term, formal agreements with unaffiliated suppliers of non-woven fabric raw materials used by the Company in the production of its product lines. Tyvek(TM) and Kevlar(TM), however, are purchased from Dupont under licensing agreements. Polypropylene, Polyethylene, Polyvinyle Chloride and their derivatives are available from thirty or more major mills, while flame retardant fabrics are also available from a number of both domestic and international mills.
     The accessories used in the production of the Company's disposable garments such as zippers, snaps and elastics are obtained from unaffiliated suppliers. The Company has not experienced difficulty in obtaining its requirements for these commodity component items. The Company also has not experienced difficulty in obtaining materials, including cotton, polyester and nylon, used in the production of reusable non-wovens and commodity gloves. Kevlar(TM), used in the production of the Company's specialty safety gloves, is obtained from independent mills that purchase the fiber from Dupont. The Company has not experienced difficulty in obtaining its requirements for its raw materials, fabrics or components on any of the above described products. The Company obtains the Spectra(TM) yarn used in its Dextra Guard(TM) gloves from mills that purchase the fiber from Allied Signal Company, Inc. ("Allied"). The Company believes that Allied will be able to meet the Company's needs for Spectra(TM).
     In manufacturing its fire and heat protective suits, the Company uses glass fabric, aluminized glass, Nomex(TM), aluminized Nomex(TM), Kevlar(TM), aluminized Kevlar(TM), polybenzimidazole (PBI) and Gortex(TM), as well as combinations utilizing neoprene coatings. The chemical protective suits are made of Viton(TM), butyl rubber, PVC (available from multiple sources), proprietary and Company patented laminates and Teflon(TM), Saranex(TM) Tyvek QC(TM), TyChem(TM) and Barricade(TM) from Dupont. The Company has not experienced difficulty obtaining any of the aforementioned materials.

Competition
     The Company's business is in a highly competitive industry. The Company believes that the barriers to entry in each of the fields in which it operates are relatively low, except in Tyvek(TM) disposable limited use clothing because of the limited number of Tyvek(TM) licensees. The Company faces competition in some of its other product markets from large established companies that have greater financial, managerial, sales and technical resources than the Company. Where larger competitors offer products that are directly competitive with the Company's products, particularly as part of an established line of products, there can be no assurance that the Company can successfully compete for sales and customers. Larger competitors also may be able to benefit from economics of scale or to introduce new products that compete with the Company's products.

Seasonality
     The Company's quarterly operating results have varied and are expected to continue to vary in the future. These fluctuations may be caused by many factors, including seasonal buying patterns, demand for the Company's sales cycle, competitive pricing and services, the size and timing of individual sales, the lengthening of the Company's sales cycle, competitive pricing pressures, customer order deferrals in anticipation of new products, changes in the mix of products and services sold, the timing of introductions and enhancements of products by the Company or its competitors, market acceptance of new products, technological changes in fabrics or production equipment used to make the Company's products, changes in the Company's operating expenses, changes in the mix of domestic and international revenues, the Company's ability to complete fixed price government or private long-term contracts within a budget, personnel changes, expansion of international operations, changes in the Company's strategies, and general industry and economic conditions.
     The Company's business has experienced, and is expected to continue to experience, seasonal fluctuations due in large part to the cyclical nature of certain industrial customers' businesses. Historically, more disposable garments are sold in the spring and summer months due to moderate weather and construction starts. Sales are lowest in the third quarter as use of the Company's disposable garments decrease during the warm summer months.

Patents and Trademarks
     At this time, there are no patents or trademarks which are significant to the Company's operations; however, the Company has one exclusive ten (10) year licensing arrangement covering seven patents in the Company's name, two Company developed patents, two additional patents in the application and approval process with the U.S. Patent and Trademark office, and has one non-exclusive agreement with Dupont regarding patented materials used in the manufacture of chemical suits.

Employees
     As of April 15, 1999, the Company had approximately 923 full-time employees (735 or 79.6% of whom were international and 188 or 20.4% of whom were domestic) and in fiscal 1999 met its manpower requirements at one division through an employee leasing agreement with Madison Manpower and Mobile Storage, Inc., the president and principal stockholder of which is also an officer of the Company. This arrangement has been discontinued and these people are now employees of the Company. The Company has experienced a low turnover rate among its employees. The Company believes its employee relations to be excellent.

ITEM 2
Properties
     The Company leases three domestic manufacturing facilities, three foreign manufacturing facilities, one foreign sales office, one Canadian warehouse facility and a corporate office headquarters. The Company's 90,308 square foot facility in Decatur, Alabama, is used in the production of disposable / limited use garments. The Alabama facility is leased entirely by the Company from a partnership consisting primarily of certain stockholders of the Company, pursuant to two lease agreements expiring on August 31, 1999.
     The glove and chemical suit product divisions lease 12,000 sq. ft. of manufacturing space, each, on a month to month basis in Somerville, Alabama. This Somerville facility is owned by an officer of the Company.
     The Company leases 44,000 square feet of manufacturing space in St. Joseph, Missouri, from a third party, which is used in the manufacturing of woven cloth garments and other cloth products. This lease expires on October 31, 1999, and has been renewed to October 31, 2001.
     The Company's Mexican subsidiary leases two manufacturing facilities from third parties totaling 33,816 square feet under one lease expiring on December 31, 2000 and the second smaller facility is leased on a month to month basis. The Company also leases a 46,920 square foot manufacturing facility in China. This lease agreement is with a partnership of American and Chinese individuals (which include certain officers, employees and directors of the Company) who own the buildings and who have leased the underlying real property for 50 years. The partnership in turn leases the buildings and real property to the Company's Chinese subsidiary as a sales, distribution and manufacturing facility. In fiscal 1999, the lease was on a month to month basis at an annual rental of $39,020. The rent was increased by $6,960 as 7,100 additional square feet was added to the building in fiscal 1999. A formal long term lease is expected upon completion of the buildings at an annual rental of $45,980. A small 2,000 sq. ft. sales office is also leased from a third party at an annual rental of $8,000.
     The Company leases a 5,600 square foot warehouse in Canada from a third party under a lease expiring on November 30, 2002.
     The Company leases 4,362 square feet of office space in Ronkonkoma, New York, from a third party, in which its corporate, executive and sales offices are located. This lease expires on June 30, 1999, and has been renewed to June 30, 2002.
     For the years ended January 31, 1999, 1998 and 1997, the Company paid total rent on property and all leased equipment of approximately $643,000, $621,000 and $581,000, respectively. The Company believes that these facilities are adequate for its present operations.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     Reference is made to Page 5 ("Market for the Registrant's Common Stock and Related Stockholder Matters") of the Registrant's 1999 Annual Report to Shareholders filed as Exhibit 13 hereto and incorporated herein by reference. (See Part IV, Item 14(c) Exhibits.)

ITEM 6.  SELECTED FINANCIAL DATA
     Reference is made to Page 1 ("Selected Financial Data") of the Registrant's 1999 Annual Report to Shareholders filed as ----

Exhibit 13 hereto and incorporated herein by reference. (See Part IV, Item 14(c) Exhibits.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


     Reference is made to Page 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of the Registrant's 1999 Annual Report to Shareholders filed as Exhibit 13 hereto and incorporated herein by reference. (See Part IV, Item 14(c) Exhibits.)

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Reference is made to Page 5 ("Quantitative and Qualitative Disclosures about Market Risk") of the Registrant's 1999 Annual Report to Shareholders filed as
Exhibit 13 hereto and incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The following Consolidated Financial Statements are incorporated herein by reference to Pages 7 to 24 of the Registrant's
     Annual Report to Shareholders for the year ended January 31, 1999:
     Report of Independent Certified Public Accountants
     Consolidated Balance Sheets - January 31, 1999 and 1998
     Consolidated Statements of Income for the years ended January 31, 1999, 1998 and 1997
     Consolidated Statement of Stockholders' Equity for the years ended January 31, 1999, 1998 and 1997
     Consolidated Statements of Cash Flows for the years ended January 31, 1999, 1998 and 1997 Notes to
     Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    None
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      See the information under the caption "Election of Directors" in the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders ("Proxy Statement"), which information is included in Exhibit 20 hereto and incorporated herein by reference. (See Part IV, Item 14(c) Exhibits.)

     The following table sets forth the names and ages of all executive officers of the Company, and all positions and offices within the Company presently held by such executive officers. None of the directors, executive officers or nominees for director has any family relationship with any other director, executive officer or nominee for director of the Company.

Name                              Age             Position Held
----                              ---             -------------
Raymond J. Smith                  60              Chairman of the Board, President and Director
Christopher J. Ryan               47              Executive Vice President - Finance & Secretary and Director
Harvey Pride, Jr.                 52              Vice President - Manufacturing
James M. McCormick                51              Vice President and Treasurer

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8 - K
         (a)  Index to Consolidated Financial Statements and Schedule:
         1.  Financial Statements:
                  The following Consolidated Financial Statements of the Registrant are incorporated herein by reference to the Registrant's Annual Report to Shareholders for the year ended January 31, 1999, as noted in Item 8 hereof:

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets - January 31, 1999 and 1998
         Consolidated Statements of Income for the years ended January 31, 1999, 1998 and 1997

         Consolidated   tatement  of  Stockholders'  Equity for the years ended
         January 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the years ended January 31, 1999, 1998 and 1997

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

         (b) Reports on Form 8 - K.
         No report on Form 8 - K has been filed for the quarter ended January 31, 1999.

         (c)  Exhibits:
                  3 (a)    Restated Certificate of Incorporation*

                  3 (b)    By-Laws, as amended*

                  10 (a)   Lease agreements between POMS Holding Co., as lessor,
                            and the Company, as lessee, dated January 1, 1995
                  10 (b)   Lease  agreement between  Southwest Parkway, Inc., as
                           lessor,  and  the  Company, as lessee, dated June 11,
                           1996.
                  10 (c)   The Company's Stock Option Plan*

                  10 (d) Asset Purchase Agreement, dated as of December 26, 1986, by and among the Company, Fireland, Fyrepel Products, Inc. and John H. Weaver, James R. Gauerke and Vernon W. Lenz**
                  10 (e) Asset Purchase Agreement, dated as of December 26, 1986, by and among the Company, Chemland, Siena Industries, Inc. and John H. Weaver, James R. Gauerke, Eugene R. Weir, John E. Oberfield and Frank
                  10 (f) Asset Purchase Agreement, dated September 30, 1987 by and among the Company and Walter H. Mayer & Co. (Incorporated by reference to the report on Form 8-K filed by the Company on October 14, 1987.)


                  10 (g)   Employment  agreement between the Company and Raymond
                           J. Smith, dated January 23, 1998.

                  10 (h) Employment agreement between the Company and Harvey Pride, Jr., dated January 31, 1998.

                  10 (i) Lease between Lakeland Industries, Inc. and JBJ Realty, dated April 16, 1999.

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

                  10  (k)  Employment   agreement   between   the  Company  and
                           Christopher J. Ryan, dated February 14, 1997.

                  10 (l) Loan agreement dated December 12, 1997 between the Company and Merrill Lynch.

                  10 (m) Consulting and License Agreements between the Company and W. Novis Smith dated December 10, 1991.

                  10 (n) Agreement dated June 17, 1993 between the Company and Madison Manpower and Mobile Storage, Inc.

                  11       Consent of Grant Thornton LLP dated April 7,1999***

                  13 Annual Report to Shareholders for the year ended January 31, 1999

                  20 Proxy Statement of the Registrant for Annual Meeting of Stockholders - June 16, 1999

                  22       Subsidiaries of the Company (wholly-owned):
                           Lakeland Protective Wear, Inc.
                           Lakeland de Mexico S.A. de C.V.
                           Laidlaw, Adams & Peck, Inc.
                           Weifang Lakeland Safety Products Co. Ltd.
                           (effective February 1, 1999)

                  27       Financial Data Schedule

         All other exhibits are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

-----------------------

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

Dated:   April 30, 1999

                                 LAKELAND INDUSTRIES, INC.

                                 By:  /s/ Raymond J. Smith
                                      ----------------------------------------
                                      Raymond J. Smith , Chairman of the Board
                                      and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                                      Title                        Date
----                                      -----                        ----

/s/ Raymond J. Smith             Chairman of the Board,
---------------------------      President and Director
    Raymond J. Smith             (Principal Executive Officer)   April 30, 1999


/s/ Christopher J. Ryan          Executive V. P.- Finance         April 30, 1999
---------------------------      & Secretary and Director
   Christopher J. Ryan


/s/ James M. McCormick           Vice President and Treasurer     April 30, 1999
---------------------------      (Principal Financial and
    James M. McCormick           Accounting Officer)


/s/ Eric O. Hallman              Director                         April 30, 1999
---------------------------
    Eric O. Hallman


/s/ John J. Collins              Director                         April 30, 1999
---------------------------
    John J. Collins,Jr.


/s/ Walter J. Raleigh            Director                         April 30, 1999
---------------------------
    Walter J. Raleigh