Form 10-Q
period 1999-04-30
LAKELAND INDUSTRIES INC
filed 1999-06-11
CIK 798081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 - Q

(Mark one)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
 ------   EXCHANGE ACT OF 1934
          For the quarterly period ended April 30, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934 For the transition period from _______________ to
         _______________

Commission File Number:  0-15535

                            LAKELAND INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in it's charter)

          Delaware                                          13-3115216
--------------------------------            ------------------------------------
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

                                                            YES   X    NO
                                                               -------   -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common Stock, $.01 par value, outstanding at June 10, 1999 - 2,660,500 shares.

                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

         The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:
Item 1.    Financial Statements:

                                                                                                               Page
                                                                                                               ----


           Introduction .........................................................................................1

           Condensed Consolidated Balance Sheets - April 30, 1999 and January 31, 1999...........................2

           Condensed Consolidated Statements of Income for the

           Three Months Ended April 30, 1999 and 1998............................................................3

           Condensed Consolidated Statement of Stockholders' Equity for the Three Months Ended April 30, 1999 ...4

           Condensed Consolidated Statements of Cash Flows - Three Months Ended April 30, 1999

           and 1998..............................................................................................5

           Notes to Condensed Consolidated Financial Statements..................................................6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................8


PART II - OTHER INFORMATION:
Item 6.    Exhibits and Reports on Form 8-K    ...............................................................None

Signatures.......................................................................................................9

                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES

PART I -      FINANCIAL INFORMATION
Item 1.       Financial Statements:

   Introduction
   ------------

      The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 1999.
      The results of operations for the three month periods ended April 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


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

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              April 30,                    January 31,
      ASSETS                                                    1999                         1999
                                                              (Unaudited)             (Derived from audited
                                                                                      financial statements)
      Current Assets:
Cash and cash equivalents......................................$1,495,266                  $1,436,083
Accounts receivable, net of allowance for
  doubtful accounts of $200,000 at April 30, 1999 and
  January 31, 1999..............................................7,499,899                   6,743,341
Inventories ...................................................16,068,436                  16,110,910
Deferred income taxes ............................................567,000                     567,000
Other current assets .............................................271,536                     461,231
                                                                  -------                     -------
         Total current assets..................................25,902,137                  25,318,565
Property and equipment, net of accumulated
  depreciation of $2,675,000 at April 30, 1999
  and $2,619,000 January 31, 1999...............................1,235,926                   1,326,261
Excess of cost over fair value of net assets acquired,
  net of accumulated amortization
  of $241,000 at April 30, 1999 and
  $236,000 at January 31, 1999....................................303,801                     308,798
Other assets......................................................175,897                     206,847
                                                                  -------                     -------
                                                              $27,617,761                 $27,160,471
                                                              ===========                 ===========

LIABILITIES  AND STOCKHOLDERS' EQUITY
     Current Liabilities:
Accounts payable...............................................$2,580,877                  $1,455,190
Current portion of long-term liabilities........................9,649,017                  10,777,863
Accrued expenses and other current liabilities....................650,826                     682,148
                                                                  -------                     -------
     Total current liabilities.................................12,880,720                  12,915,201
Long-term liabilities ............................................452,329                     464,762
Deferred income taxes..............................................56,000                      56,000

Commitments and Contingencies

Stockholders' Equity
  Preferred stock, $.01 par; authorized
  1,500,000 shares (none issued)
Common stock, $.01 par; authorized
  10,000,000 shares; issued and outstanding
  2,660,500 shares.................................................26,605                      26,605
Additional paid-in capital......................................6,199,656                   6,199,656
Retained earnings...............................................8,002,451                   7,498,247
                                                                ---------                   ---------
     Total stockholders' equity............................... 14,228,712                  13,724,508
                                                              -----------                  ----------
                                                              $27,617,761                 $27,160,471
                                                              ===========                 ===========

     See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  April 30,
                                                                          1999                 1998
Net Sales..............................................................$15,455,662          $16,041,697

Cost of Goods Sold......................................................12,863,890           12,862,963
                                                                        ----------           ----------
Gross Profit.............................................................2,591,772            3,178,734

Operating Expenses.......................................................1,657,767            1,708,760
                                                                         ---------            ---------
Operating Profit...........................................................934,005            1,469,974

Other Income/(expense), net ................................................14,292               12,833

Interest Expense..........................................................(169,093)            (168,155)
                                                                          ---------            ---------
Income before income taxes.................................................779,204            1,314,652

Provision for income taxes.................................................275,000              513,000
                                                                           -------              -------
Net Income................................................................$504,204             $801,652
                                                                          ========             ========

Net income per common share
         Basic...............................................................$.19                 $.31
                                                                             ====                 ====
         Diluted.............................................................$.19                 $.30
                                                                             ====                 ====

Weighted average common shares outstanding
         Basic...........................................................2,660,500            2,610,472
                                                                         =========            =========
         Diluted.........................................................2,682,146            2,686,926
                                                                         =========            =========

See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                        Three months ended April 30, 1999

                                                                    Additional
                                           Common Stock              Paid-in          Retained
                                      Shares           Amount        Capital          Earnings       Total
                                    ---------         -------       ----------       ----------    -----------

Balance, January 31, 1999           2,660,500         $26,605       $6,199,656       $7,498,247    $13,724,508

Net income                                                                              504,204        504,204
                                    ---------         -------       ----------       ----------    -----------

Balance, April 30, 1999             2,660,500         $26,605       $6,199,656       $8,002,451    $14,228,712
                                    =========         =======       ==========       ==========    ===========



See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                                  April 30,
                                                                          1999                  1998
                                                                          ----                  ----
Cash Flows from Operating Activities:
Net Income ..............................................................$504,204              $801,652
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization..............................................140,540              118,188
Decrease (increase) in accounts receivable................................(756,558)          (1,428,208)
Decrease (increase) in inventories..........................................42,474            1,065,133
Decrease (increase) in other current assets................................189,695              (24,001)
Decrease (increase) in other assets.........................................30,950               30,497
Decrease in long term liability............................................(12,463)                   -
Increase (decrease) in accounts payable, accrued
  expenses and other current liabilities.................................1,094,365           (1,190,136)
                                                                         ---------           -----------


Net cash provided by (used in) operating activities......................1,233,207             (626,875)

Cash Flows from Investing Activities -
Purchases of property and equipment - net..................................(45,178)             (36,161)

Cash Flows from Financing Activities:
Net (reductions) borrowings under line of credit agreements.............(1,128,846)             927,942
                                                                        -----------             -------
Net increase in cash      ..................................................59,183              264,906
Cash and cash equivalents at beginning of period.........................1,436,083              222,700
                                                                         ---------              -------
Cash and cash equivalents at end of period..............................$1,495,266             $487,606
                                                                        ==========             ========

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
     Interest.............................................................$114,544             $112,147
                                                                          ========             ========
     Income taxes..........................................................$33,875             $241,000
                                                                           =======             ========

See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A.   Business
          Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, is engaged primarily in the manufacture of disposable and reusable protective work clothing. The principal market for the Company's products is the United States. No customer accounted for more than 10% of net sales during the three month periods ended April 30, 1999 and 1998.

B.   Principles of Consolidation
          The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries, Laidlaw, Adams & Peck, Inc. (formerly Fireland Industries, Inc.), Lakeland Protective Wear, Inc. (a Canadian corporation), Lakeland de Mexico S.A. de C.V. (a Mexican corporation) and Weifang Lakeland Safety Products, Co., Ltd. (a Chinese corporation, formerly a division of the Company). All significant intercompany accounts and transaction have been eliminated.

C.   Inventories:

          Inventories consist of the following:

                                                                              April 30,              January 31,
                                                                                1999                    1999
                                                                                ----                    ----
                  Raw materials.............................................$3,214,905               $2,461,225
                  Work-in-process............................................5,194,365                3,618,901
                  Finished goods.............................................7,659,166               10,030,784
                                                                             ---------               ----------
                                                                           $16,068,436              $16,110,910
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

The following table sets forth the computation of basic and diluted earnings per share at April 30.

                                                                         1999                1998
                                                                         ----                ----
     Numerator
                  Net income                                            $504,204            $801,652
                                                                        ========            ========
         Denominator
                  Denominator for basic earnings per share
                      (Weighted-average shares)                        2,660,500           2,610,472
                  Effect of dilutive securities:
                      Stock options                                       21,646              76,454
                                                                          ------              ------
         Denominator for diluted earnings per share
                  (adjusted weighted-average shares) and
                  assumed conversions                                  2,682,146           2,686,926
                                                                       =========           =========

         Basic earnings per share                                           $.19                $.31
                                                                            ====                ====
         Diluted earnings per share                                         $.19                $.30
                                                                            ====                ====

E.   Revolving Credit Facility:
         At April 30, 1999, the balance outstanding under the Company's secured $16 million revolving credit facility amounted to $9,599,017. This facility is collateralized by substantially all of the assets of the Company, guaranteed by certain of the Company's subsidiaries and expires on November 30, 1999, however, $3 million of this line expires on August 31, 1999. Borrowings under the facility bear interest at a rate per annum equal to the one-month LIBOR or the 30-day commercial paper rate, as defined, plus 1.75%. The facility requires the Company to maintain a minimum tangible net worth, at all times. The Company is presently in the process of negotiating the renewal of the facility.

 F. Major
     Supplier The Company purchased approximately 98.1% of its raw materials from one supplier under licensing agreements during the three month period ended April 30, 1999. The Company expects this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; although, the Company's competitive position in the marketplace could be affected.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

     Three months ended April 30, 1999 compared to the three months ended April 30, 1998:

     Net Sales. Net sales for the three months ended April 30, 1999 decreased $586,000 or 3.7% to $15,456,000 from $16,042,000 reported for the three months ended April 30, 1998. Decreased number of units sold and product mix of various protective garment products in the current year are the principal reasons for this downward movement in sales. This industry continues to be highly competitive.

     Gross Profit. Gross profit as a percentage of net sales decreased to 16.8% for the three months ended April 30, 1999 from 19.8% reported for the prior year, principally due to the decrease in unit sales and the sales of certain products with lower margins.

     Operating Expenses. Operating expenses as a percentage of net sales remained at 10.7% for three months ended April 30, 1999 and 1998.

     Interest Expense. Interest expense remained constant, as outstanding loan balances remained approximately the same during each period.

     The effective tax rate for the three months ended April 30, 1999 and 1998 of 35% and 39%, respectively, deviates from the Federal statutory rate of 34%, mainly attributable to state income taxes.

     As a result of the foregoing, operating results decreased to net income of $504,000 for the three months ended April 30, 1999 from net income of $802,000 for the three months ended April 30, 1998.

LIQUIDITY and CAPITAL RESOURCES
     Lakeland has historically met its cash requirements through funds generated from operations and borrowings under a revolving credit facility. On December 12, 1997, the Company entered into a new $16 million facility ($3 million of this line expires on August 31, 1999) with a financial institution. The $13 million facility matures on November 30, 1999 and is currently under renewal negotiation. Interest charges under this credit facility are calculated on various optional formulas using LIBOR or the 30-day commercial paper rates, as defined. The Company's April 30, 1999 balance sheet shows a strong current ratio and working capital position and management believes that its positive financial position, together with its credit facility (upon renewal) will provide sufficient funds for operating purposes for the next twelve months.

Risks Associated with the Year 2000
     The Year 2000 issue is the result of computer programs which were written using two digits rather than four to define the applicable year. For example, date-sensitive software may recognize a date using "00" as the Year 1900, rather than the Year 2000. Such misrecognition could result in system failures or miscalculations causing disruptions of operations, including among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.
     The Company has substantially completed its program to prepare computer systems and applications for the Year 2000. The Company expects to incur minimal additional internal staff costs, consulting and other expenses related to enhancements necessary to complete the systems for the Year 2000. Management believes that the estimated costs to complete the program will not be material to the Company.
         In addition, the Company has inquired of its major suppliers,, including Dupont, about their progress in identifying and addressing problems related to the Year 2000. Such suppliers, including Dupont, have informed the Company that they do not anticipate problems in their business operations due to Year 2000 compliance issues.. The Company is currently unable to determine the extent to which Year 2000 issues will affect its other suppliers failure to remediate any of their Year 2000 problems. Although no assurance can be given that all of the Company's major suppliers' systems will be Year 2000 compliant, the Company believes that the risk is not significant.

Item 6.  Exhibits and Reports on Form 8-K:

         a -      None
         b -      No  reports  on  Form  8-K  were  filed during the three-month period ended April 30, 1999

                  _________________SIGNATURES_________________

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LAKELAND INDUSTRIES, INC.
                                                 (Registrant)


Date:  June 10, 1999                       /s/ Raymond J. Smith
                                           -------------------------------------
                                           Raymond J. Smith,
                                           President and Chief Executive Officer




Date:  June 10, 1999                       James M. McCormick
                                           -------------------------------------
                                           James M. McCormick,
                                           Vice President and Treasurer
                                           (Principal Accounting Officer)