Form 10-Q
period 1999-07-31
LAKELAND INDUSTRIES INC
filed 1999-09-14
CIK 798081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 - Q

(Mark one)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
 ------   EXCHANGE ACT OF 1934
          For the quarterly period ended July 31, 1999

                                       OR

 ------ TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

                  Common Stock, $.01 par value, outstanding at
                     September 13, 1999 - 2,660,500 shares.

                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

         The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:
Item 1.    Financial Statements:
                                                                                                              Page
                                                                                                              ----
           Introduction    ....................................................................................1
           Condensed Consolidated Balance Sheets - July 31, 1999 and January 31, 1999..........................2
           Condensed Consolidated Statements of Income - Three Months
           and Six Months Ended July 31, 1999 and 1998.........................................................3
           Condensed Consolidated Statement of Stockholders' Equity
           for the Six Months Ended July 31, 1999..............................................................4
           Condensed Consolidated Statements of Cash Flows -  Six Months
           Ended July 31, 1999 and 1998........................................................................5
           Notes to Condensed Consolidated Financial Statements................................................6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............8


PART II - OTHER INFORMATION:

Item 6.    Exhibits and Reports on Form 8-K....................................................................None
           Signatures      ...................................................................................10

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

      The results of operations for the three-month and six-month periods ended July 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

                                    LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            July 31,               January 31,
                                                              1999                    1999
                                                          (Unaudited)         (Derived from audited
                                                                               financial statements)
ASSETS

      Current Assets:
Cash and cash equivalents ...........................   $   729,764               $ 1,436,083
Accounts receivable, net of allowance for
  doubtful accounts of  $200,000 at July 31, 1999 and
  January 31, 1999 ..................................     6,584,092                 6,743,341
Inventories .........................................    16,971,479                16,110,910
Deferred income taxes ...............................       567,000                   567,000
Other current assets ................................       628,806                   461,231
                                                        -----------               -----------
         Total current assets .......................    25,481,141                25,318,565
Property and equipment, net of accumulated
  depreciation of $2,766,000 at July 31, 1999
  and $2,619,000 at January 31, 1999 ................     1,667,347                 1,326,261
Excess of cost over fair value of net assets
  acquired, net of accumulated amortization
  of $246,000 at July 31, 1999 and
  $236,000 at January 31, 1999 ......................       298,804                   308,798
Other assets ........................................       148,626                   206,847
                                                        -----------               -----------
                                                        $27,595,918               $27,160,471
                                                        ===========               ===========

                                    LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            July 31,               January 31,
                                                              1999                    1999
                                                          (Unaudited)         (Derived from audited
                                                                               financial statements)
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
Accounts payable ....................................   $ 2,626,755               $ 1,455,190
Current portion of long-term liabilities ............     9,613,293                10,777,863
Accrued expenses and other current liabilities ......       530,450                   682,148
                                                        -----------               -----------
     Total current liabilities ......................    12,770,498                12,915,201
Long-term liabilities ...............................       455,020                   464,762
Deferred income taxes ...............................        56,000                    56,000

Commitments and Contingencies

Stockholders' Equity
  Preferred stock, $.01 par;
  1,500,000 shares  authorized; none issued
  Common stock, $.01 par;
  10,000,000 shares authorized;
  2,660,500 shares issued and outstanding
  at July 31, 1999 and January 31, 1999 .............        26,605                    26,605
Additional paid-in capital ..........................     6,199,656                 6,199,656
Retained earnings ...................................     8,088,139                 7,498,247
                                                        -----------               -----------
     Total stockholders' equity .....................    14,314,400                13,724,508
                                                        -----------               -----------
                                                        $27,595,918               $27,160,471
                                                        ===========               ===========


See notes to condensed consolidated financial statements.

                                    LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED
                                         STATEMENTS OF INCOME (UNAUDITED)

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         July 31,                         July 31,
                                                   1999            1998            1999            1998
Net Sales .................................   $ 13,940,948    $ 13,854,419    $ 29,396,610    $ 29,896,116
Cost of Goods Sold ........................     11,758,063      11,013,068      24,621,953      23,876,031
                                              ------------    ------------    ------------    ------------
Gross Profit ..............................      2,182,885       2,841,351       4,774,657       6,020,085
Operating Expenses ........................      1,883,100       1,735,863       3,540,867       3,444,623
                                              ------------    ------------    ------------    ------------
Operating Profit ..........................        299,785       1,105,488       1,233,790       2,575,462
Other Income/(Expense), net ...............         14,985           9,046          29,277          21,879
Interest Expense ..........................       (169,082)       (207,587)       (338,175)       (375,742)
                                              ------------    ------------    ------------    ------------
Income before Income Taxes ................        145,688         906,947         924,892       2,221,599
Provision for Income Taxes ................         60,000         355,000         335,000         868,000
                                              ------------    ------------    ------------    ------------
Net Income ................................   $     85,688    $    551,947    $    589,892    $  1,353,599
                                              ============    ============    ============    ============
Net Income per common share:
     Basic ................................   $        .03    $        .21    $        .22    $        .52
                                              ============    ============    ============    ============
     Diluted ..............................   $        .03    $        .20    $        .22    $        .50
                                              ============    ============    ============    ============
Weighted average common shares outstanding:
     Basic ................................      2,660,500       2,645,102       2,660,500       2,627,787
                                              ============    ============    ============    ============
     Diluted ..............................      2,689,760       2,698,514       2,686,502       2,692,720
                                              ============    ============    ============    ============


See notes to condensed consolidated financial statements.

                                         LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                               Six months ended July 31, 1999


                                                                     Additional
                                           Common Stock               Paid-in       Retained
                                       Shares       Amount            Capital       Earnings       Total
                                       ------       ------            -------       --------       -----
Balance, January 31, 1999           2,660,500         $26,605       $6,199,656       $7,498,247    $13,724,508
Net income                                                                              589,892        589,892
                                    ---------         -------       ----------       ----------    -----------
Balance, July 31, 1999              2,660,500         $26,605       $6,199,656       $8,088,139    $14,314,400
                                    =========         =======       ==========       ==========    ===========




See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     July 31,
                                                               1999           1998
                                                            -----------    -----------
Cash Flows from Operating Activities:
Net Income ..............................................   $   589,892    $ 1,353,599
Adjustments to reconcile net income  to net cash provided
   by (used in) operating activities:
Depreciation and amortization ...........................       236,063        235,041
Decrease (increase) in accounts receivable ..............       159,249         (9,590)
Decrease (increase) in inventories ......................      (860,569)      (801,693)
Decrease (increase) in other current assets .............       167,575)      (100,604)
Decrease (increase) in other assets .....................        58,221         23,559
Increase (decrease) in accounts payable, accrued
  expenses and other liabilities ........................     1,010,125     (2,812,271)
                                                            -----------    -----------
Net cash provided (used in)  by operating
  activities ............................................     1,025,406     (2,111,959)

Cash Flows from Investing Activities:
Purchases of property and equipment .....................      (567,155)      (102,602)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options .................          --          100,869
Net borrowings (reduction) under line of credit agreement    (1,164,570)     3,137,871
                                                            -----------    -----------
Net cash (used in) provided by financing activities .....    (1,164,570)     3,238,740
                                                            -----------    -----------
Net (decrease) increase in cash .........................      (706,319)     1,024,179
Cash and cash equivalents at beginning of period ........     1,436,083        222,700
                                                            -----------    -----------
Cash and cash equivalents at end of period ..............   $   729,764    $ 1,246,879
                                                            ===========    ===========

Supplemental disclosures of cash flow information:
Cash paid during period for:
    Interest ............................................   $   282,071    $   300,679
                                                            ===========    ===========
    Income taxes ........................................   $   370,000    $   742,185
                                                            ===========    ===========

See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A.   Business

         Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, is engaged primarily in the manufacture of disposable and reusable protective work clothing. The principal market for the Company's products is the United States. No customer accounted for more than 10% of net sales during the six month periods ended July 31, 1999 and 1998.

B.   Principles of Consolidation

         The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laidlaw, Adams & Peck, Inc. (formerly Fireland Industries, Inc.), Lakeland Protective Wear, Inc. (a Canadian corporation) and Lakeland de Mexico S.A. de C.V. (a Mexican corporation) and Weifang Lakeland Safety Products, Co., Ltd. (a Chinese corporation). All significant intercompany accounts and transactions have been eliminated.

C.   Inventories:
         Inventories consist of the following:

                                                                             July 31,               January 31,
                                                                              1999                      1999
                                                                              ----                      ----
                  Raw materials.........................................    $3,155,439               $2,461,225
                  Work-in-process.......................................     4,470,226                3,618,901
                  Finished goods........................................     9,345,814               10,030,784
                                                                           -----------             ------------
                                                                           $16,971,479              $16,110,910
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

         The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three Months Ended             Six Months Ended
                                                                     July 31,                      July 31,
                                                              1999            1998           1999          1998
                                                              ----            ----           ----          ----
         Numerator
                  Net income                                  $85,688       $551,947       $589,892     $1,353,599
                                                              =======       ========       ========     ==========
         Denominator
                  Denominator for basic earnings per share
                      (Weighted-average shares)             2,660,500      2,645,102      2,660,500      2,627,787
                  Effect of dilutive securities:
                      Stock options                            29,260         53,412         26,002         64,933
                                                               ------         ------         ------         ------
         Denominator for diluted earnings per share
                  (adjusted weighted-average shares) and
                  assumed conversions                       2,689,760      2,698,514      2,686,502      2,692,720
                                                            =========      =========      =========      =========

         Basic earnings per share                                $.03           $.21             $.22         $.52
                                                                 ====           ====             ====         ====
         Diluted earnings per share                              $.03           $.20             $.22         $.50
                                                                 ====           ====             ====         ====

E.   Revolving Credit Facility:

         At July 31, 1999, the balance outstanding under the Company's secured $16 million revolving credit facility amounted to $9,563,293. This facility is collateralized by substantially all of the assets of the Company, guaranteed by certain of the Company's subsidiaries and expires on November 30, 1999, however, $3 million of this line expired on August 31, 1999. Borrowings under the facility bear interest at a rate per annum equal to the one-month LIBOR or the 30-day commercial paper rate, as defined, plus 1.75%. The facility requires the Company to maintain a minimum tangible net worth, at all times. The Company is presently in the process of negotiating the renewal of the facility.

F.   Major Supplier

         The Company purchased approximately 75.1% of its raw materials from one supplier under licensing agreements during the six month period ended July 31, 1999. The Company expects this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; although, the Company's competitive position in the marketplace could be affected.

G.   Commitments

         On June 1, 1999, the Company entered into a 5 year lease agreement with River Group Holding Co. LLP for a 40,000 sq. ft. warehouse facility located next to the existing facility in Decatur, Alabama. River Group Holding, Co. LLP is a limited liability partnership made up of the Directors and certain officers of the Company. The annual rent for this facility is $199,100 and the Company is the sole occupant of the facility.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

     Six months ended July 31, 1999 compared to the six months ended July 31, 1998.

     Net Sales. Net sales for the six months ended July 31, 1999 decreased $499,000 or 1.7% to $29,397,000 from $29,896,000 for the six months ended July
31, 1998. The decrease in sales was principally attributable to competitive conditions, product mix and that the prior year period was aided by a price increase effective March 1, 1998.

     Gross Profit. Gross profit for the six months ended July 31, 1999 decreased by $1,245,00 0 or 20.7% to $4,775,000 or 16.2% of net sales from $6,020,000 or
20.1% of net sales, for the six months ended July 31, 1998. The Gross profit decreased principally as a result of inefficiencies in manufacturing due to the start up phase of automated equipment and plant expansion and relocation, which is expected to be completed by the year end. A decrease in unit sales and lower margin product mix contributed to this decrease.

     Operating Expenses. Operating expenses for the six months ended July 31, 1999 increased by $96,000 or 2.5% to $3,541,000, or 12.1% of nets sales, from $3,445,000, or 11.5% of net sales, for the six months ended July 31,1998. Operating expenses as a percentage of net sales increased to 12.1% from 11.5% principally as a result of increased freight, commissions, payroll and expenses related to the addition of in-house regional sales managers (commencing in the fourth quarter of fiscal 1999).

     Interest Expense. Interest expense for the six months ended July 31, 1999 decreased by $38,000 or 10.1% to $338,000 from $376,000 for the six months ended July 31, 1998. The decrease in interest expense was mainly due to lower interest costs reflecting a decrease in average borrowings under the Company's credit facility.

     Income Tax Expense. The effective tax rate for the six months ended July 31, 1999 and 1998 of 36% and 39%, respectively deviates from the Federal statutory rate of 34%, mainly attributable to state income taxes.

     Net Income. As a result of the foregoing, net income for the six months ended July 31, 1999 decreased by $764,000 to net income of $590,000 from net income of $1,354,000 for the six months ended July 31, 1998.

     Three months ended July 31, 1999 compared to the three months ended July 31, 1998.

     Net Sales. Net sales for the three months ended July 31, 1999 increased $87,000 or .6% to $13,941,000 from $13,854,000 for the three months ended July 31, 1998. The increase in sales was negatively affected by the meeting of competitive price conditions and the mix of products sold.

     Gross Profit. Gross profit for the three months ended July 31, 1999 decreased by $658,000 or 23.2% to $2,183,000 or 15.7% of net sales from $2,841,000 or 20.5% of net sales, for the three months ended July 31, 1998. Gross profit decreased as a result of inefficiencies incurred in manufacturing due to the start up phase of additional automated equipment and plant expansion and relocation., which is expected to be completed by year end. Lower margin sales of certain products also contributed to this decrease.

     Operating Expenses. Operating expenses for the three months ended July 31, 1999 increased by $147,000 or 8.5% to $1,883,000, or 13.5% of net sales, from
$1,736,000, or 12.5% of net sales, for the three months ended July 31,1998. Operating expenses as a percentage of net sales increased to 13.5% from 12.5% principally as a result of increased freight, commissions and payroll and expenses related to the addition of in-house regional sales managers.

     Interest Expense. Interest expense for the three months ended July 31, 1999 decreased by $39,000 or 18.6% to $169,000 from $208,000 for the three months ending July 31, 199. The decrease in interest expense was mainly due to lower interest costs reflecting a decrease in average borrowings under the Company's credit facility.

     Income Tax Expense. The effective tax rate for the three months ended July 31, 1999 and 1998 of 41% and 39%, respectively deviates from the Federal statutory rate of 34%, mainly attributable to state income taxes.

     Net Income. As a result of the foregoing, net income for the three months ended July 31, 1999 decreased by $466,000 to net income of $86,000 from net income of $552,000 for the three months ended July 31, 1998.

LIQUIDITY and CAPITAL RESOURCES

      Liquidity and Capital Resources. The Company's working capital is equal to $ 12,711,000 at July 31, 1999. The Company's primary sources of funds for conducting its business activities have been from cash flow provided by operations and borrowings under its revolving credit facility. The Company requires liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with sales growth and, to a lesser extent, for capital expenditures.

         Net cash provided by operating activities was $1,025,000 for the six months ended July 31, 1999 and was due primarily to the increase in accounts payable of $1,010,000.

         Net cash used in financing activities of $1,165,000 was attributable to net repayment of the revolving credit facility during the period.

         The long-term revolving credit facility permits the Company to borrow up to a maximum of $16 million. The agreement expires on November 30, 1999 and has therefore been classified as a short-term liability in the accompanying balance sheet at July 31, 1999. $3 million of this facility expired on August 31, 1999. Borrowings under the revolving credit facility amounted to approximately $9,563,000 million at July 31, 1999. Management has commenced renewal negotiations with respect to this facility.

     The Company believes that cash flow from operations and the revolving credit facility (upon renewal) will be sufficient to meet its currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

Foreign Currency Activity

         The Company's foreign exchange exposure is principally limited to the relationship of the U.S. Dollar to the Canadian Dollar.

Year 2000 Compliance

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

     In addition, the Company has inquired of its major suppliers about their progress in identifying and addressing problems related to the Year 2000. Certain of the Company's major suppliers have informed the Company that such suppliers do not anticipate problems in their business operations due to Year 2000 compliance issues. The Company is currently unable to determine the extent to which Year 2000 issues will affect its other suppliers, or to the extent to which it would be vulnerable to the suppliers' failure to remediate any of their Year 2000 problems. Although no assurance can be given that all of the Company's major suppliers' systems will be Year 2000 compliant, the Company believes that the risk is not significant.

Item 6......................Exhibits and Reports on Form 8-K:
         a -      None
         b -      No reports on Form 8-K were filed during the three month
                  period ended July 31, 1999.

                  _________________SIGNATURES_________________


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 LAKELAND INDUSTRIES, INC.
                                                 -------------------------
                                                        (Registrant)


Date:  September 13, 1999                        /s/Raymond J. Smith
       ------------------                        -------------------
                                                 Raymond J. Smith,
                                                 President and
                                                 Chief Executive Officer




Date:  September 13, 1999                        James M. McCormick
       ------------------                        ------------------
                                                 James M. McCormick,
                                                 Vice President and Treasurer
                                                 (Principal Accounting Officer)