Form 10-Q
period 1999-12-13
LAKELAND INDUSTRIES INC
filed 1999-12-13
CIK 798081

FORM 10-Q - QUARTERLY REPORT
                          UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
   X     QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 or 15 (d) OF THE SECURITIES
 -----   EXCHANGE

         ACT OF 1934
         For the quarterly period ended October 31, 1999
                                                        OR
 _____ TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to
         _______________


Commission File Number:  0-15535

                           LAKELAND INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                       13-3115216
--------------------------                  ------------------------------------
 (State of incorporation)                   (IRS Employer Identification Number)



                 711-2 Koehler Ave., Ronkonkoma, New York 11779
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


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

                                                             YES  X     NO
                                                                -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Common Stock, $.01 par value, outstanding at December 13,
                            1999 - 2,644,000 shares.

                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

       The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:
Item 1.    Financial Statements:
                                                                                                                 Page
           Introduction............................................................................................1
           Condensed Consolidated Balance Sheets - October 31, 1999 and January 31, 1999...........................2
           Condensed Consolidated Statements of Income  - Three Months
           and Nine Months Ended October 31, 1999 and 1998.........................................................3
           Condensed Consolidated Statement of Stockholders' Equity for the
           Nine Months Ended October 31, 1999......................................................................4
           Condensed Consolidated Statements of Cash Flows - Nine Months
           Ended October 31, 1999 and 1998.........................................................................5
           Notes to Condensed Consolidated Financial Statements....................................................6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...................8

PART II - OTHER INFORMATION:
Item 6.    Exhibits and Reports on Form 8-K.....................................................................None
           Signatures............................................................................................ 10

                            LAKELAND INDUSTRIES, INC.

                                AND SUBSIDIARIES

PART I -      FINANCIAL INFORMATION
Item 1.       Financial Statements:

   Introduction

      The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 1999.
      The results of operations for the three-month and nine-month periods ended October 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              October 31,               January 31,
ASSETS                                                          1999                         1999
                                                              (Unaudited)             (Derived from audited
                                                                                      financial statements)
      Current Assets:
Cash and cash equivalents........................................$874,250                  $1,436,083
Accounts receivable, net of allowance for
  doubtful accounts of  $200,000 at October 31, 1999
   at  January 31, 1999.........................................7,212,572                   6,743,341
Inventories ...................................................20,492,461                  16,110,910
Deferred income taxes ............................................567,000                     567,000
Other current assets .............................................508,702                     461,231
                                                                  -------                     -------
         Total current assets..................................29,654,985                  25,318,565
Property and equipment, net of accumulated
  depreciation of $2,910,000 at October 31, 1999
  and $2,619,000 at January 31, 1999............................1,834,331                   1,326,261
Excess of cost over fair value of net
  assets acquired, net of accumulated amortization
  of $251,000 at October 31, 1999 and
  $236,000 at January 31, 1999....................................293,807                     308,798
Other assets......................................................114,066                     206,847
                                                                  -------                     -------
                                                              $31,897,189                 $27,160,471
                                                              ===========                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
Accounts payable...............................................$3,493,181                  $1,455,190
Current portion of long-term liabilities..........................600,000                  10,777,863
Accrued expenses and other current liabilities....................811,272                     682,148
                                                                  -------                     -------
     Total current liabilities..................................4,904,453                  12,915,201
Long-term liabilities .........................................12,180,146                     464,762
Deferred income taxes .............................................56,000                      56,000

Commitments and Contingencies

Stockholders' Equity
  Preferred stock, $.01 par;
  1,500,000 shares authorized; none issued
Common stock, $.01 par;
 10,000,000 shares authorized;
 2,644,000  shares issued and outstanding at October 31, 1999,
  2,660,500 shares
 issued and outstanding at
 January 31, 1999  ................................................26,440                      26,605
Additional paid-in capital......................................6,132,491                   6,199,656
Retained earnings...............................................8,597,659                   7,498,247
                                                                ---------                   ---------
     Total stockholders' equity................................14,756,590                  13,724,508
                                                               ----------                  ----------
                                                              $31,897,189                 $27,160,471
                                                              ===========                 ===========

                                                                               2

            See notes to condensed consolidated financial statements.

        LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED
                        STATEMENTS OF INCOME (unaudited)

                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         October 31                         October 31
                                                    --------------------------------------------------------------
                                                      1999              1998               1999            1998

Net Sales..........................................$13,688,392       $11,357,050        $43,085,002     $41,253,166
Cost of Goods Sold..................................10,917,598         9,113,923         35,539,551      32,989,954
                                                    ----------         ---------         ----------      ----------
Gross Profit.........................................2,770,794         2,243,127          7,545,451       8,263,212
Operating expenses...................................1,767,504         1,478,798          5,308,371       4,923,421
                                                     ---------         ---------          ---------       ---------
Operating Profit.....................................1,003,290           764,329          2,237,080       3,339,791
Other Income/(Expense), Net .............................4,891            22,586             34,168          44,465
Interest Expense......................................(200,661)         (208,751)          (538,836)       (584,493)
                                                      ---------         ---------          ---------       ---------
Income before income taxes ............................807,520           578,164          1,732,412       2,799,763
Provision for income taxes.............................298,000           223,000            633,000       1,091,000
                                                       -------           -------            -------       ---------
Net Income............................................$509,520          $355,164         $1,099,412      $1,708,763
                                                      ========          ========         ==========      ==========
Net Income per common share:
     Basic................................................$.19              $.13                $.41           $.65
                                                          ====              ====                ====           ====
     Diluted..............................................$.19              $.13                $.41           $.63
                                                          ====              ====                ====           ====
Weighted average common shares outstanding:
     Basic...........................................2,650,802         2,652,607          2,657,267       2,636,060
                                                     =========         =========          =========       =========
     Diluted.........................................2,661,615         2,688,122          2,678,206       2,691,123
                                                     =========         =========          =========       =========

See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                       Nine months ended October 31, 1999

                                                                    Additional
                                           Common Stock               Paid-in       Retained
                                       Shares       Amount            Capital       Earnings       Total
Balance, January 31, 1999           2,660,500         $26,605       $6,199,656       $7,498,247    $13,724,508
Treasury stock purchased
 and retired                          (16,500)           (165)         (67,165)               -        (67,330)
Net income                                                                            1,099,412      1,099,412
                                    ---------         -------       ----------       ----------    -----------
Balance, October 31, 1999           2,644,000         $26,440       $6,132,491       $8,597,659    $14,756,590
                                    =========         =======       ==========       ==========    ===========

See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             NINE MONTHS ENDED
                                                                                October 31,
                                                                         1999                  1998
Cash Flows from Operating Activities:
Net Income..............................................................$1,099,412           $1,708,763
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization..............................................384,457              354,214
Decrease (increase) in accounts receivable................................(469,231)           1,051,560
Decrease (increase) in inventories......................................(4,381,551)          (1,496,056)
Decrease (increase) in other current assets................................(47,471)            (191,303)
Decrease (increase) in other assets.........................................92,781             (176,160)
Increase (decrease) in accounts payable, accrued
  expenses and other current liabilities.................................2,169,873           (2,397,958)
                                                                         ---------           -----------

Net cash used in operating
  activities........................................................... (1,151,730)          (1,146,940)

Cash Flows from Investing Activities:
Purchases of property and equipment ..................................... (877,536)            (155,694)

Cash Flows from Financing Activities:
Proceeds from exercise of options.................................               -              126,797
Purchase of Treasury Stock.................................................(67,330)                   -
Net borrowings under
 line of credit agreement................................................1,534,763            2,339,182
                                                                         ---------            ---------
Net cash provided by financing activities................................1,467,433            2,465,979
                                                                         ---------            ---------
Net increase in cash and cash equivalents................................ (561,833)           1,163,345
Cash and cash equivalents at beginning of period........................ 1,436,083              222,700
                                                                         ---------              -------
Cash and cash equivalents at end of period................................$874,250           $1,386,045
                                                                          ========           ==========
See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A.   Business

     Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982 is engaged primarily in the manufacture of disposable and reusable protective work clothing. The principal market for the Company's products is the United States. No customer accounted for more than 10% of net sales during the nine month periods ended October 31, 1999 and 1998.

B.   Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laidlaw, Adams & Peck, Inc. (formerly Fireland Industries, Inc.), Lakeland Protective Wear, Inc. (a Canadian corporation), Lakeland de Mexico S.A. de C.V. (a Mexican corporation) and Weifang Lakeland Safety Products Co. Ltd. (a Chinese corporation). All significant inter-company accounts and transactions have been eliminated.

C.   Inventories:

         Inventories consist of the following:
                                                                              October 31,            January 31,
                                                                              1999                      1999
                  Raw materials.............................................$3,025,378               $2,461,225
                  Work-in-process............................................4,901,842                3,618,901
                  Finished goods............................................12,565,241               10,030,784
                                                                            ----------               ----------
                                                                           $20,492,461              $16,110,910
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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                Three Months Ended           Nine Months Ended
                                                                   October 31,                  October 31,
                                                              1999            1998          1999           1998
                                                              ----            ----          ----           ----
         Numerator
                  Net income                                 $509,520       $355,164     $1,099,412     $1,708,763
                                                             ========       ========     ==========     ==========
         Denominator
                  Denominator for basic earnings per share:
                      (Weighted-average shares)             2,650,802      2,652,607      2,657,267      2,636,060
                  Effect of dilutive securities:
                      Stock options                            10,813         35,515         20,939         55,063
                                                               ------         ------         ------         ------
         Denominator for diluted earnings per share
                  (adjusted weighted-average shares) and
                  assumed conversions                       2,661,615      2,688,122      2,678,206      2,691,123
                                                            =========      =========      =========      =========

         Basic earnings per share                                $.19           $.13             $.41         $.65
                                                                 ====           ====             ====         ====
         Diluted earnings per share                              $.19           $.13             $.41         $.63
                                                                 ====           ====             ====         ====

E.   Revolving Credit Facility:

     At October 31, 1999, the balance outstanding under the Company's secured $13 million revolving credit facility amounted to $12,262,626. This facility, which was to expire on November 30, 1999 has been renewed to November 30, 2000 is collateralized by all the assets of the Company and guaranteed by certain of the Company's subsidiaries. The terms under the renewed revolving credit facility are unchanged from the expired facility. On November 1, 1999, the Company entered into a $3 million, five (5) year Term Loan with the same lender and refinanced $3 million outstanding under the revolving credit agreement. The Term Loan, which has terms similar to the revolving credit facility, requires monthly principal payments of $50,000 with interest at the 30 day commercial paper rate, as defined plus 2.45%. At October 31, 1999, such outstanding debt has been classified as long-term (less current portion of $600,000) in the accompanying condensed consolidated balance sheet based on the terms of such refinancing.

F.       Major Supplier

         The Company purchased approximately 76.07% of its raw materials from one supplier under several licensing agreements during the nine month period ended October 31, 1999. The Company expects this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources.

ITEM 2.
                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Nine months ended October 31, 1999 compared to the nine months ended October 31, 1998.
         Net Sales. Net sales for the nine months ended October 31, 1999 increased $1,832,000 or 4.4% to $43,085,000 from $41,253,000 for the nine months ended October 31, 1998. The increase in sales was principally attributable to recent improving market conditions and a better product mix. The prior year period was aided by a price increase effective March 1, 1998.

         Gross Profit. Gross profit for the nine months ended October 31, 1999 decreased by $718,000 or 8.7% to $7,545,000 or 17.5% of net sales from $8,263,000 or 20% of net sales, for the nine months ended October 31, 1998. The Gross profit decreased principally as a result of inefficiencies in manufacturing due to the start up phase of new automated equipment and significant plant expansion and relocation. This expansion and relocation was substantially completed by the end of the first half of the current year and contributed to a decrease in unit sales and lower margin product mix during the first half of the current year.

         Operating Expenses. Operating expenses for the nine months ended October 31, 1999 increased by $385,000 or 7.8% to $5,308,000, or 12.3% of nets sales, from $4,923,000, or 11.9% of net sales, for the nine months ended October 31,1998. Operating expenses as a percentage of net sales increased to 12.3% from 11.9% principally as a result of increased freight, commissions, payroll and expenses related to the addition of in-house regional sales managers (commencing in the fourth quarter of fiscal 1999).

         Interest Expense. Interest expense for the nine months ended October 31, 1999 decreased by $45,000 or 7.7% to $539,000 from $584,000 for the nine months ended October 31, 1998. The decrease in interest expense was mainly due to lower interest costs reflecting a decrease in average borrowings under the Company's credit facility, mostly during the first half of the current year.

         Income Tax Expense. The effective tax rate for the nine months ended October 31, 1999 and 1998 of 37% and 39%, respectively deviated from the Federal statutory rate of 34%, and was mainly attributable to state and foreign income taxes.
         Net Income. As a result of the foregoing, net income for the nine months ended October 31, 1999 decreased by $610,000 to net income of $1,099,000 from net income of $1,709,000 for the nine months ended October 31, 1998.

Three months ended October 31, 1999 compared to the three months ended October 31, 1998.

         Net Sales. Net sales for the three months ended October 31, 1999 increased $2,331,000 or 20.5% to $13,688,000 from $11,357,000 for the three months ended October 31, 1998. The increase in sales was due to significantly improved market conditions and the ability to ship products once the expansion and relocations were completed, and also a higher margin mix of products sold.

         Gross Profit. Gross profit for the three months ended October 31, 1999 increased by $528,000 or 23.5% to $2,771,000 or 20.2% of net sales from $2,243,000 or 19.7% of net sales, for the three months ended October 31, 1998. Gross profit increased as a result of efficiencies achieved in manufacturing due to additional automated equipment.

         Operating Expenses. Operating expenses for the three months ended October 31, 1999 increased by $289,000 or 19.5% to $1,768,000, or 12.9% of net
sales, from $1,479,000, or 13% of net sales, for the three months ended October 31,1998. Operating expenses, which as a percentage of net sales remained the same, increased principally as a result of increased freight, commissions and additional payroll and expenses related to in-house regional sales managers hired in the current year.

         Interest Expense. Interest expense for the three months ended October 31, 1999 decreased by $8,000 or 3.8% to $201,000 from $209,000 for the three months ending October, 31, 1999. The decrease in interest expense was mainly due to lower interest costs reflecting a decrease in average borrowings under the Company's credit facility.

         Income Tax Expense. The effective tax rate for the three months ended October 31, 1999 and 1998 of 37% and 39%, respectively deviated from the Federal statutory rate of 34%, and was mainly attributable to state and foreign income taxes.

         Net Income. As a result of the foregoing, net income for the three months ended October 31, 1999 increased by $155,000 or 43% to net income of $510,000 from net income of $355,000 for the three months ended October 31, 1998.

LIQUIDITY and CAPITAL RESOURCES

      Liquidity and Capital Resources. The Company's working capital is equal to $24,751,000 at October 31, 1999. The Company's primary sources of funds for conducting its business activities have been from cash flow provided by operations and borrowings under its revolving credit facilities. The Company requires liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with sales growth and, to a lesser extent, for capital expenditures.

      Net cash used in operating activities was $1,152,000 for the nine months ended October 31, 1999 and was due primarily to an increase in inventories partially offset by net income from operations and an increase in accounts payable.

      Net cash provided by financing activities of $1,467,000 was attributable to borrowings under the revolving credit facility during the period.

      The long-term revolving credit facility permits the Company to borrow up to a maximum of $13 million. The agreement expires on November 30, 2000 and has therefore been classified as a long-term liability in the accompanying balance sheet at October 31, 1999. On November 1, 1999, the Company entered into a new five (5) year Term Loan for $3 million which expires on October 31, 2004 and has been classified as a long-term liability (less current portion of $600,000) in the accompanying balance sheet at October 31, 1999. Borrowings under these credit facilities amounted to approximately $12,263,000 million at October 31, 1999.

      The Company believes that cash flow from operations, the term loan and the revolving credit facility will be sufficient to meet its currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

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

     The Company has completed its program to prepare computer systems and applications for the Year 2000. The Company expects to incur minimal additional internal staff costs, consulting and other expenses related to enhancements necessary to complete the systems for the Year 2000. Management believes that the estimated costs to complete the program will not be material to the Company.

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


Item 6 Exhibits and Reports on Form 8-K:
         a -     None
         b -     No reports on Form 8-K were filed during the three month period ended October 31, 1999.

                  _________________SIGNATURES_________________

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LAKELAND INDUSTRIES, INC.
                                                  (Registrant)


Date:  December 13, 1999                   Raymond J. Smith
                                           ----------------
                                           Raymond J. Smith,
                                           President and Chief Executive Officer



Date:  December 13, 1999                   James M. McCormick
                                           ------------------
                                           James M. McCormick,
                                           Vice President and Treasurer
                                           (Principal Accounting Officer)