Form 10-K
period 2000-01-31
LAKELAND INDUSTRIES INC
filed 2000-04-28
CIK 798081

FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

 X   ANNUAL REPORT  PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES  EXCHANGE
---  ACT OF 1934 (Fee Required)
     For the fiscal year ended January 31, 2000

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

                                 (631) 981-9700
                                 --------------
              (Registrant's telephone number, including area code)


       Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $.01 Par Value

         -------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S - K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - K or any amendment to this Form 10 - K _ .

         The aggregate market value of the Common Stock outstanding and held by nonaffiliates (as defined in Rule 405 under the Securities Exchange Act of 1934) of the Registrant, based upon the average high and low bid price of the Common Stock on NASDAQ on April 17, 2000 was approximately $5,743,038 (based on 1,506,173 shares held by nonaffiliates).

         The number of shares outstanding of the Registrant's common stock, $.01 par value, on April 29, 2000 was 2,644,000.
   .
                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Annual Report to Shareholders for the year ended January 31, 2000 are incorporated by reference in Items 5-7A of Part II and certain portions of the Registrant's Definitive Proxy Statement, for the Annual Meeting of Stockholders to be held June 21, 2000, are incorporated by reference in Items 10 - 13 of Part III of this Annual Report on Form 10-K.

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

Background and Market
         The market for disposable industrial garments has increased substantially in the past 20 years. In 1970, Congress enacted the Occupational Safety and Health Act ("OSHA"), which requires employers to supply protective clothing in certain work environments. At about the same time, DuPont developed Tyvek(TM) which, for the first time, allowed for the economical production of lightweight, disposable protective clothing. The attraction of disposable garments grew in the late 1970's with the increases in both labor and material costs of producing cloth garments and the promulgation of federal, state and local regulations requiring that employees wear protective clothing to protect against exposure to certain contaminants, such as asbestos and P.C.B.s.
         The use of disposable garments avoids the continuing costs of laundering and decontaminating woven cloth work garments and reduces the overhead costs associated with handling, transporting and replacing such garments. As manufacturers have become aware of the advantages of disposable clothing, the demand for such garments has increased. This has allowed for greater production volume and, in turn, has reduced the cost of manufacturing disposable industrial garments.
          The Company believes that this market will grow due to the extensive government legislation which mandates the clean up of toxic waste sites and the elimination of hazardous materials from the environment as promulgated under prior Congressional Super Fund Acts. The Environmental Protection Agency ("EPA") designated OSHA to be responsible for the health and safety of workers in and around areas of hazardous materials and contaminated waste. OSHA responded by formulating an all encompassing compendium of safety regulations that prescribe operating standards for all aspects of OSHA projects. Almost 2 million people are affected by OSHA Standards today. Various states have also enacted worker safety laws which are equal to or go beyond OSHA standards and requirements, as it affects the Company's products.
         In 1990, additional standards proposed and developed by the National Fire Protection Association ("NFPA") and the American Society for Testing and Materials ("ASTM") were accepted by OSHA. NFPA Standard 1991 set performance requirements for total-encapsulating vapor-proof chemical suits and includes rigid chemical and flame resistance tests and a permeability test against 17 challenge chemicals. The basic OSHA Standards call for 4 levels of protection, A through D, and specify in detail the equipment and clothing required to adequately protect the wearer at corresponding danger levels. A summary of these four levels follows:

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

Products - General
     The following table summarizes the principal products manufactured and/or sold by the Company, organized by the respective fabric's principal markets/uses therefore:

Product                          Raw Material                    Protection Against            User Industry
-------                          ------------                    ------------------            -------------
o  Limited Use/Disposable       o   Tyvek(TM)and Tyvek(TM)       Contaminants, irritants,     o   Chemical/petrochemical
   Protective Clothing              laminates                    chemicals, fertilizers,          industries
                                                                 pesticides, acids,           o   Automotive and
                                                                 asbestos, PCB(s), lead           pharmaceutical industries
                                                                 and other hazardous          o   Public utilities
                                                                 chemicals                    o   Janitorial

o  Gloves                       o   Kevlar(TM)yarns              Cuts, lacerations, heat      o   Chemical plants
o  Arm guards                   o   Spectra(TM)yarns             and chemical irritants       o   Automotive, glass and
                                                                                                  metal fabrication industries

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

o  Protective woven             o   Cotton Polyester blends      o   Protects manufactured    o   Hospital and Industrial
   reusable garments            o   Cotton                           products from human          Facilities
                                o   Polyester                        contamination or static  o   clean room environments
                                o   Staticsorb(TM)Carbon             electrical charge        o   Emergency Medical
                                    Thread C-3 Polyester         o   Bacteria, viruses and        Ambulance Services
                                                                     blood borne pathogens

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

   Disposable/limited use industrial garments are used in a wide variety of industries and applications. Typical industry users are chemical plants, petro chemical refineries and related installations, automotive manufacturers, pharmaceutical companies, coal and oil power generation utilities and telephone utility companies. There are many smaller industries that use these garments for specific safety applications unique to their situation.
   The Company's limited use garments range in price from $.06 for disposable/limited use shoe covers to approximately $12.00 for Tyvek/Saranex 23-P laminated hood and booted coverall. The Company's largest selling item, a standard white limited-use Tyvek coverall, costs the end user approximately $2.75 to $3.25 per garment. By comparison, similar re-usable cloth coveralls range in price from $20.00 to $60.00, exclusive of significant laundering, maintenance and shrinkage expenses.
   The Company cuts, warehouses and sells its disposable/limited use garments primarily at its Decatur, Alabama facility. The fabric is first cut into required patterns at this plant which is ISO 9002 certified. The cut fabric and any necessary accessories, such as zippers or elastic, are then obtained from the Company's plant by the Company's wholly owned assembly facilities or independent sewing contractors. The Company's assembly facilities in China or Mexico and independent contractors sew and package the finished garments at their own facilities and return them to the Company's plant, normally within one to eight weeks for immediate shipment to the customer.
   The Company presently utilizes over 11 independent sewing contractors under agreements that are terminable at will by either party. These contractors employ approximately 140 people full-time (both domestically and internationally) and operate and maintain their own industrial sewing machines. The Company believes that it is the only customer of the majority of its independent sewing contractors and considers its relations with such contractors to be excellent. In the year ended January 31, 2000, no independent sewing contractors accounted for more than 5% of the Company's production of disposable/limited use garments. The Company believes that it can obtain adequate alternative production capacity should any of its independent contractors become unavailable. The Company believes that its manufacturing system permits it considerable flexibility. Furthermore, by employing additional sewing contractors, the Company can increase production without substantial additional capital expenditures.
   While the Company has not experienced reduced demand for its disposable / limited use garments, management believes that by its use of its facilities complemented by the use of independent sewing contractors, the Company is capable of reducing or alternately increasing by 20% its production capacity without incurring large on-going costs typical of many manufacturing operations. This allows the Company to react quickly to changing unit demand for its products.

Gloves and Arm Guards
   The Company manufacturers and sells speciality safety gloves and sleeves made from Kevlar(TM). The Company is one of five companies licensed to sell 100% Kevlar(TM) gloves. Kevlar(TM) is a cut and heat resistant, high-strength lightweight, flexible and durable material produced by Dupont. Kevlar(TM), on an equivalent weight basis, is five times stronger than steel and has increasingly been used in manufacturing such diverse products as airplane fuselage components and bullet-resistant vests.
   Gloves made of Kevlar(TM) offer a better overall level of protection, lower the injury rate and are more cost effective than work gloves made from such traditional material as leather, canvas and coated gloves. Kevlar(TM) gloves can withstand temperatures of up to 400 degrees F and are sufficiently cut-resistant to allow workers to safely handle sharp or jagged unfinished sheet metal. Kevlar(TM) gloves are used primarily in the automotive, glass and metal fabrication industries.

   The Company is devoting an increasing portion of its manufacturing capacity to the production of Kevlar(TM) , Spectra(TM) and Company patented yarns to make gloves, which carry a higher profit margin than commodity gloves. Spectra(TM) is a cut resistant fiber made by Allied Signal, Inc. In order to maintain a full line of gloves, however, the Company intends to continue to produce or import commodity gloves as are necessary to meet customer demand for its glove products. The Company believes that there are adequate and reliable foreign manufacturers available to meet the Company's import requirements of commodity gloves, if needed.

   The Company's Kevlar(TM) and Spectra(TM) gloves range in price from $37.00 to $240.00 for a dozen pair.

   The  Company  also  manufactures  gloves at its  Decatur,  Alabama  facility.
Computerized robotic knitters are used to weave gloves from both natural and synthetic materials, including Kevlar(TM)and Spectra(TM) on an automatic basis. These robotic knitters are generally in operation 20 hours a day, 5-1/2 days a week.
   The Company's robotic knitters allow flexibility in production as they can be easily reprogrammed in minutes to produce gloves and sleeves in different sizes, styles, weights, weaves or combinations of materials. Additionally, these robotic knitters can produce gloves and sleeves separately or as a one-piece garment. Gloves and sleeves can also be knitted in different weights and combinations of yarns, such as Kevlar(TM) mixed with cotton or polyester.

Heat Protective and Fire Fighting Apparel
   The Company's products protect individuals that must work in high heat environments and the Company has been the creator, innovator and inventor of protective systems for high heat or hazardous occupations for the last 13 years. The brand name

FYREPEL(TM) is recognized nationally and internationally. The Company has completed an intensive redesign and engineering study to address the ergonomic needs of stressful occupations. The Company's protective aluminized fire suits include:

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

High-End Chemical Protective Suits
     The  Company  manufactures  heavy duty fully  encapsulated  chemical  suits
(three of which have been developed internally and are patented) using proprietary co-polymer laminates or Viton(TM), butyl rubber, polyvinyl chloride ("PVC") and the Dupont TyChem(TM)and Barricade(TM) fabrics. These suits are worn to protect the user from exposure to hazardous chemicals. Hazardous material teams or individuals use chemical suits for toxic cleanups, chemical spills, or in industrial, chemical and electronic plants. The Company's line of chemical suits range in cost from $80.00 for the Checkmate suits to $3,400 for its Forcefield Teflon suits. The chemical suits can be used in conjunction with a fire protective shell manufactured by the Company which will protect the user from both chemical and flash fire hazards. The Company has introduced four National Fire Protection Agency ("NFPA") approved garments for varying levels of protection required depending on field conditions:

     TyChem(TM) - 10,000 is a co-polymer film laminated to a durable spunbonded substrate. It offers the broadest temperature range for limited use garments -25o F to 225o F. TyChem(TM) 10,000 meets all OSHA Level A requirements. It is available in NFPA 1991-94 certified versions when worn with an aluminized over cover.
     TyChem(TM) - 9400 meets all OSHA Level B and all NFPA 1993 fabric requirements and offers excellent splash protection against a wide array of chemicals.
     Forcefield(TM) - A heavyweight hazmat suit, totally encapsulized providing greater mobility, visibility, dependability and versatility in dealing safely and effectively with most types of chemical hazards. This product meets NFPA 1991 standards for a fully certified chemical protective suit. When combined with an Aluminized PBI/Kevlar over cover, it provides NFPA 1991 / Level A protection;
     Interceptor(TM) - Model A meets all OSHA Level A requirements as a vapor-proof suit. Model 1 meets and exceeds NFPA

1991 requirements of certification for vapor-proof suit when used with an Aluminized PBI / Kevlar over cover.

     Checkmate(TM) - Is used for lower level chemical protection. This suit is lightweight, tough, versatile, durable and cost effective and can be used for: splash protection, basic clean up, toxic waste dumps and post fire monitoring of toxic residue. It meets all NFPA requirements.
     The Company manufactures chemical protective clothing at its facility in Decatur, Alabama. After the Company obtains such materials as Barricade (R), TyChem(R), Viton(R), butyl rubber, PVC or its own patented laminates, it designs, cuts, glues and/or sews the materials to meet customer purchase orders.

Quality Control
     To assure quality, Company employees monitor the sewing of disposable / limited use garments at its own Mexican and Chinese facilities and at the facilities of independent sewing contractors and also inspect the garment upon delivery to the Company's facilities. Finished product that is below standard is returned to the contractor for reworking. The Company has been required on a few occasions to return product to its independent sewing contractors. The Company also actively participates in the Industrial Safety Equipment Association's
(ISEA) frequent independent quality inspection programs. The Company conducts quality control inspections of its industrial gloves, cloth, fire and chemical garments throughout the manufacturing process. Both the Company's Alabama disposable and China disposable facilities are ISO9002 certified. ISO standards are internationally recognized quality manufacturing standards established by the International Organization for Standardization based in Geneva, Switzerland. To obtain its ISO registration, the Company's factories were independently audited to ensure compliance with the applicable standards, and to maintain registration, the factories receive regular announced inspections by an independent certification organization. The Company believes that the ISO 9002 registration makes it more competitive in the marketplace, as customers are increasingly recognizing the standard as an indication of product quality.

Marketing and Sales
     The  Company's  products  are sold  primarily  by over 500  safety and mill supply distributors including four of the five leading North American distributors. Sales of the Company's products are solicited by 16 agencies engaging 44 independent sales representatives. The Company also employs an in-house sales force of nine (9) people.
     These independent representatives call on over 500 safety and industrial distributors nationwide and promote and sell the Company's products to safety and industrial distributors and provide product information. The distributors buy the Company's products and maintain inventory at the local level in order to assure quick response time and the ability to service accounts properly. The independent representatives maintain regular interaction with end users and decision makers at the distribution level, thereby providing the Company with valuable feedback on market perception of the Company's products, as well as new developments within the industry. During the year ended January 31, 2000, no one distributor accounted for more than 5% of sales.
     The Company's marketing plan is to maximize the efficiency of its established distribution network by direct promotion at the end-user level.
Advertising is primarily through trade publications. Promotional activities include sales catalogs, mailings to end users and a nationwide publicity program. The Company exhibits at both regional and national trade shows and was represented at the National Safety Congress in New Orleans, LA (Fall of 1999) and at the American Industrial Hygienists Convention (Spring of 1999).

Research and Development
     The Company has a history of new product development and innovation and has introduced the Grapolator(TM) and Kut Buster(TM) glove and sleeve lines which combine a stainless steel wire core combined with high strength man made fibers providing the ultimate in cut protection without sacrificing dexterity, and additionally the patented Thermbar Mock Twist(TM) which provides heat protection for temperatures up to 600o F. The Company has ten patents on various fabrics and production machinery. The Company plans to continue to be an innovator in protective apparel fabrics, manufacturing equipment, and intends to introduce new products to the market place in the future. Specifically, the Company plans to develop new anti-static reusable gowns for the automotive industry made of specially knit polyester with carbon threads and will continue to dedicate resources to research and development.

Suppliers and Materials
     The Company does not have long-term, formal agreements with unaffiliated suppliers of non-woven fabric raw materials used by the Company in the production of its product lines. Tyvek(TM) and Kevlar(TM), however, are purchased from Dupont under licensing agreements. Polypropylene, Polyethylene, Polyvinyle Chloride and their derivatives are available from thirty or more major mills, while flame retardant fabrics are also available from a number of both domestic and international mills.
     The accessories used in the production of the Company's disposable garments such as snaps and elastics are obtained from unaffiliated suppliers. The Company has not experienced difficulty in obtaining its requirements for these commodity component items. The Company also has not experienced difficulty in obtaining materials, including cotton, polyester and nylon, used in the production of reusable non-wovens and commodity gloves. Kevlar(TM), used in the production of the Company's specialty safety gloves, is obtained from independent mills that purchase the fiber from Dupont. The Company has not experienced difficulty in obtaining its requirements for its raw materials, fabrics or components on any of the above described products. The Company obtains the Spectra(TM) yarn used in its Dextra Guard(TM) gloves from mills that purchase the fiber from Allied Signal Company, Inc. ("Allied"). The Company believes that Allied will be able to meet the Company's needs for Spectra(TM).
     In manufacturing its fire and heat protective suits, the Company uses glass fabric, aluminized glass, Nomex(TM), aluminized Nomex(TM), Kevlar(TM), aluminized Kevlar(TM), polybenzimidazole (PBI) and Gortex(TM), as well as combinations utilizing neoprene coatings. The chemical protective suits are made of Viton(TM), butyl rubber, PVC (available from multiple sources), proprietary and Company patented laminates and Teflon(TM), Saranex(TM) Tyvek QC(TM), TyChem(TM) and Barricade(TM) from Dupont. The Company has not experienced difficulty obtaining any of the aforementioned materials.

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

Seasonality
     The Company's quarterly operating results have varied and are expected to continue to vary in the future. These fluctuations may be caused by many factors, including seasonal buying patterns, demand for the Company's products, competitive pricing and services, the size and timing of individual sales, the lengthening of the Company's sales and production cycle, competitive pricing pressures, customer order deferrals in anticipation of new products, changes in the mix of products and services sold, the timing of introductions and enhancements of products by the Company or its competitors, market acceptance of new products, technological changes in fabrics or production equipment used to make the Company's products, changes in the Company's operating expenses, changes in the mix of domestic and international revenues, the Company's ability to complete fixed price government or private long-term contracts within a budget, personnel changes, expansion of international operations, changes in the Company's strategies, and general industry and economic conditions. The Company's business has experienced, and is expected to continue to experience, seasonal fluctuations due in large part to the cyclical nature of certain industrial customers' businesses.

Patents and Trademarks
     At this time, there are no patents or trademarks which are significant to the Company's operations; however, the Company has one exclusive ten (10) year licensing arrangement covering seven patents in the Company's name, three Company developed patents, two additional patents in the application and approval process with the U.S. Patent and Trademark office, and has one non-exclusive agreement with Dupont regarding patented materials used in the manufacture of chemical suits.

Employees
     As of April 17, 2000, the Company had approximately 1,311 full-time employees (1,078 or 82.2% of whom were international and 233 or 17.8% of whom were domestic). The Company has experienced a low turnover rate among its employees. The Company believes its employee relations to be excellent.

ITEM 2
Properties
     The Company leases two domestic manufacturing facilities, four foreign manufacturing facilities, one foreign sales office, one Canadian warehouse facility and a corporate office headquarters. The Company's 91,788 square foot manufacturing facility and the new 40,000 square foot warehouse facility in Decatur, Alabama, are used in the production and storage of disposable / limited use garments. The Alabama facilities are leased entirely by the Company from partnerships consisting primarily of certain stockholders of the Company, pursuant to two lease agreements expiring on May 31 and August 31, 2004. Highland and Chemland divisions relocated from Somerville, Alabama to this Decatur facility in late 1999.
     Early in 1999, the Company entered into a one year (renewable for four additional one year terms) lease agreement with an officer of the Company, for 2400 sq. ft. customer service office. This is located next to the existing Decatur, Alabama facility mentioned above.
     In mid 1999, the Company entered into a five year lease agreement for a 40,000 sq. ft. warehouse facility (mentioned above)located next to the existing facility in Decatur, Alabama from a limited liability partnership made up of the Directors and certain officers of the Company. The annual rent for this facility is $199,100 and the Company is the sole occupant of the facility. This lease expires on May 31, 2004.
     The Company leases 44,000 square feet of manufacturing space in St. Joseph, Missouri, from a third party, which is used in the manufacturing of woven cloth garments and other cloth products. This lease expires on October 31, 2001.
     The Company's Mexican subsidiary leases two manufacturing facilities from third parties totaling 33,816 square feet under one lease expiring on December 31, 2000 and the second smaller facility is leased on a month to month basis. The Company also leases a 46,000 square foot manufacturing facility in China. This lease agreement is with a partnership of American and Chinese individuals (which include certain officers, employees and directors of the Company) who own the buildings and who have leased the underlying real property for 50 years. The partnership in turn leases the buildings and real property to the Company's Chinese subsidiary as a sales, distribution and manufacturing facility. In fiscal 2000, the lease was for eight months, expiring in April 2000, at an annual rental of $48,972. A second auxiliary facility to this main facility was rented on a month to month basis starting October 10,1999 at a monthly rent of $670 for 16,000 square feet. This lease was terminated on April 30, 2000. A small 2,000 sq. ft. sales office is also leased from a third party at an annual rental of $8,000.
     The Company leases a 5,600 square foot warehouse in Canada from a third party under a lease expiring on November 30, 2002.
     The Company leases 4,362 square feet of office space in Ronkonkoma, New York, from a third party, in which its corporate, executive and sales offices are located. This lease expires on June 30, 2002.
     For the years ended January 31, 2000, 1999 and 1998, the Company paid total rent on property and all leased equipment of approximately $827,000, $643,000 and $621,000, respectively. The Company believes that these facilities are adequate for its present operations.

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

                                     PART II

ITEM 5.  MARKET FOR THE  REGISTRANT'S  COMMON  STOCK AND RELATED  STOCKHOLDER
         MATTERS

     Reference is made to Page 5 ("Market for the Registrant's Common Stock and Related Stockholder Matters") of the Registrant's 2000 Annual Report to Shareholders filed as Exhibit 13 hereto and incorporated herein by reference. (See Part IV, Item 14(c) Exhibits.)

ITEM 6.  SELECTED FINANCIAL DATA
     Reference is made to Page 1 ("Selected Financial Data") of the Registrant's 2000 Annual Report to Shareholders filed as Exhibit 13 hereto and incorporated herein by reference. (See Part IV, Item 14(c) Exhibits.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
     Reference is made to Page 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of the Registrant's 2000 Annual Report to Shareholders filed as Exhibit 13 hereto and incorporated herein by reference. (See Part IV, Item 14(c) Exhibits.)

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Reference is made to Page 4 ("Quantitative and Qualitative Disclosures about Market Risk") of the Registrant's 2000 Annual Report to Shareholders filed as Exhibit 13 hereto and incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The following Consolidated Financial Statements are incorporated herein by reference to Pages 6 to 23 of the

     Registrant's Annual Report to Shareholders for the year ended January 31, 2000:
     Report of Independent Certified Public Accountants
     Consolidated Balance Sheets - January 31, 2000 and 1999
     Consolidated Statements of Income for the years ended January 31, 2000, 1999 and 1998
     Consolidated Statement of Stockholders' Equity for the years ended January 31, 2000, 1999 and 1998
     Consolidated Statements of Cash Flows for the years ended January 31, 2000, 1999 and 1998 Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      See the information under the caption "Election of Directors" in the Company's Proxy Statement relating to the 2000 Annual Meeting of Stockholders ("Proxy Statement"), which information is included in Exhibit 20 hereto and incorporated herein by reference. (See Part IV, Item 14(c) Exhibits.)

     The following table sets forth the names and ages of all executive officers of the Company, and all positions and offices within the Company presently held by such executive officers. None of the directors, executive officers or nominees for director has any family relationship with any other director, executive officer or nominee for director of the Company.

Name                         Age       Position Held
Raymond J. Smith             61        Chairman of the Board, President
                                       and Director
Christopher J. Ryan          48        Executive Vice President - Finance &
                                       Secretary and Director
Harvey Pride, Jr.            53        Vice President - Manufacturing
James M. McCormick           52        Vice President and Treasurer

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     See the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, which information is included in
Exhibit 20 hearto and incorporated herein and by reference. (See Part IV, Item 14(c) Exhibits.)

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8 - K

         (a)  Index to Consolidated Financial Statements and Schedule:
         1.  Financial Statements:
                  The following Consolidated Financial Statements of the Registrant are incorporated herein by reference to the Registrant's Annual Report to Shareholders for the year ended January 31, 2000, as noted in Item 8 hereof:

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets - January 31, 2000 and 1999
         Consolidated Statements of Income for the years ended January 31, 2000, 1999 and 1998
         Consolidated Statement of Stockholders' Equity for the years ended January 31, 2000, 1999 and 1998
         Consolidated Statements of Cash Flows for the years ended January 31, 2000, 1999 and 1998
         Notes to Consolidated Financial Statements

         2.       Financial Statement Schedules
         The following  consolidated financial statement schedule is included in
Part IV of this report:

         Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable, or not require d, or because the required information is included in the consolidated financial statements or notes thereto.

         (b) Reports on Form 8 - K.
         No report on Form 8 - K has been filed for the quarter ended January 31, 2000.
        (c) Exhibits:

                3 (a)      Restated Certificate of Incorporation*

                3 (b)      By-Laws, as amended*

                10 (a) Lease agreements between POMS Holding Co., as lessor, and the Company, as lessee, dated September 1, 1999

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

                10 (k)    Employment   agreement   between   the   Company   and
                          Christopher J. Ryan, dated February 14, 1997.

                10 (l) Loan agreement dated December 12, 1997 between the Company and Merrill Lynch.

                10 (m) Consulting and License Agreements between the Company and W. Novis Smith dated December 10, 1991.

                10 (n) Agreement dated June 17, 1993 between the Company and Madison Manpower and Mobile Storage, Inc.

                10 (o) Lease Agreement between River Group Holding Co., LLP, as lessor, and the Company, as lessee, dated June 1, 1999.


                10 (p) Lease Agreement between Harvey Pride, Jr., as lessor, and the Company, as lessee, dated March 1, 1999.

                10 (q) Term loan and security agreement between the Company and Merrill Lynch, dated November 1, 1999.

                11        Consent of Grant Thornton LLP dated April 14,2000***

                13 Annual Report to Shareholders for the year ended January 31, 2000

                20 Proxy Statement of the Registrant for Annual Meeting of Stockholders - June 21, 2000

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

Dated:   April 28, 2000

                                   LAKELAND INDUSTRIES, INC.

                                   By:  /s/ Raymond J. Smith
                                        ---------------------
                                        Raymond J. Smith , Chairman of the Board
                                        and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                                    Title                                   Date
----                                    -----                                   ----

Raymond J. Smith                  Chairman of the Board,                   April 28, 2000
-----------------------           President and Director
Raymond J. Smith                 (Principal Executive Officer)



Christopher J. Ryan               Executive V. P.- Finance                 April 28, 2000
------------------------          & Secretary and Director
Christopher J. Ryan


James M. McCormick                Vice President and Treasurer             April 28, 2000
--------------------             (Principal Financial and
James M. McCormick                Accounting Officer)




Eric O. Hallman                   Director                                 April 28, 2000
------------------------
Eric O. Hallman


John J. Collins                   Director                                 April 28, 2000
------------------------
John J. Collins,Jr.


Walter J. Raleigh                 Director                                 April 28, 2000
------------------------
Walter J. Raleigh