Form 10-Q
period 2000-04-30
LAKELAND INDUSTRIES INC
filed 2000-06-13
CIK 798081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark
 one)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

     For the quarterly period ended April 30, 2000
                                    --------------

                                       OR

 --- TRANSITION  REPORT  PURSUANT TO SECTION 13 or 15 (d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from  _______________  to  _______________

Commission File Number:  0-15535

                            LAKELAND INDUSTRIES, INC.
             -------------------------------------------------------
             (Exact name of Registrant as specified in it's charter)


           Delaware                                   13-3115216
  ------------------------               ------------------------------------
  (State of incorporation)               (IRS Employer Identification Number)


                711-2 Koehler Avenue, Ronkonkoma, New York 11779
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (631) 981-9700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             YES   X        NO
                                                  ---          ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $.01 par value, outstanding at June 12, 2000 - 2,644,000 shares.

                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES


                                    FORM 10-Q


     The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:

Item 1.    Financial Statements:
                                                                         Page
           Introduction ................................................   1
           Condensed Consolidated Balance Sheets -
             April 30, 2000 and January 31, 2000 .......................   2
           Condensed Consolidated Statements of Income for the
           Three Months Ended April 30, 2000 and 1999...................   3
           Condensed Consolidated Statement of Stockholders'
             Equity for the Three Months Ended April 30, 2000 ..........   4
           Condensed Consolidated Statements of Cash Flows -
             Three Months Ended April 30, 2000 and 1999.................   5
           Notes to Condensed Consolidated Financial Statements.........   6
Item 2     Management's Discussion and Analysis of Financial
             Condition and Results of Operations .......................   8

PART II - OTHER INFORMATION:
Item 6.   Exhibits and Reports on Form 8-K ............................. None
Signatures..............................................................  10

                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements:

  Introduction
  ------------

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2000.

     The results of operations for the three month periods ended April 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                April 30,           January 31,
      ASSETS                                                      2000                  2000
                                                               (Unaudited)      (Derived from audited
                                                                                financial statements)

      Current Assets:
Cash and cash equivalents..................................      $615,655             $650,541
Accounts receivable, net of allowance for
  doubtful accounts of $200,000 at April 30, 2000 and
  January 31, 2000.........................................    10,425,316            8,379,477
Inventories ...............................................    19,762,704           22,467,395
Deferred income taxes .....................................       661,000              661,000
Other current assets ......................................       472,398              301,698
                                                               ----------          -----------
         Total current assets..............................    31,937,073           32,460,111
Property and equipment, net of accumulated
  depreciation of $3,225,000 at April 30, 2000
  and $3,064,000 January 31, 2000..........................     1,961,854            1,851,964
Excess of cost over fair value of net assets acquired,
  net of accumulated amortization
  of $261,000 at April 30, 2000 and
  $256,000 at January 31, 2000.............................       283,813              288,810
Other assets...............................................       390,180              169,365
                                                              -----------          -----------
                                                              $34,572,920          $34,770,250
                                                              ===========          ===========

LIABILITIES  AND STOCKHOLDERS' EQUITY
     Current Liabilities:
Accounts payable...........................................    $3,228,609           $4,242,874
Current portion of long-term liabilities...................    12,008,127           11,719,681
Accrued expenses and other current liabilities.............       643,733              638,668
                                                              -----------          -----------
     Total current liabilities.............................    15,880,469           16,601,223
Long-term liabilities .....................................     2,571,144            2,708,643
Deferred income taxes......................................        55,000               55,000

Commitments and Contingencies

Stockholders' Equity
  Preferred stock, $.01 par; authorized
  1,500,000 shares (none issued)
Common stock, $.01 par; authorized
  10,000,000 shares; issued and outstanding
  2,644,000 shares.........................................        26,440               26,440
Additional paid-in capital.................................     6,132,491            6,132,491
Retained earnings..........................................     9,907,376            9,246,453
                                                              -----------          -----------
     Total stockholders' equity............................    16,066,307           15,405,384
                                                              -----------          -----------
                                                              $34,572,920          $34,770,250
                                                              ===========          ===========

     See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                          April 30,
                                                   2000                 1999
                                                   ----                 ----

Net Sales...............................       $22,106,914          $15,455,662
Cost of Goods Sold......................        18,752,585           12,863,890
                                                ----------           ----------
Gross Profit............................         3,354,329            2,591,772
Operating Expenses......................         2,090,581            1,657,767
                                                ----------           ----------
Operating Profit........................         1,263,748              934,005
Other Income, net ......................             9,991               14,292
Interest Expense........................          (286,241)            (169,093)
                                                ----------           ----------
Income before income taxes..............           987,498              779,204
Provision for income taxes..............           326,575              275,000
                                                ----------           ----------
Net Income..............................       $   660,923          $   504,204
                                                ==========           ==========

Net income per common share
         Basic..........................             $.25                 $.19
                                                =========            =========
         Diluted........................             $.25                 $.19
                                                =========            =========

Weighted average common shares outstanding
         Basic..........................         2,644,000            2,660,500
                                                ==========           ==========
         Diluted........................         2,657,205            2,682,146
                                                ==========           ==========


See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                        Three months ended April 30, 2000

                                                                Additional
                                Common Stock         Paid-in     Retained
                             Shares       Amount     Capital     Earnings        Total
                             ------       ------     -------     --------        -----
Balance, January 31, 2000  2,644,000     $26,440   $6,132,491   $9,246,453    $15,405,384
Net income                                                         660,923        660,923
                           ---------     -------   ----------   ----------    -----------
Balance, April 30, 2000    2,644,000     $26,440   $6,132,491   $9,907,376    $16,066,307
                           =========     =======   ==========   ==========    ===========



See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                                  April 30,
                                                                           2000             1999
                                                                           ----             ----
Cash Flows from Operating Activities:
Net Income ......................................................         $660,923        $504,204
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization....................................          173,085         140,540
Increase in accounts receivable..................................       (2,045,839)       (756,558)
Decrease in inventories..........................................        2,704,691          42,474
(Increase) decrease in other current assets......................         (170,700)        189,695
(Increase) decrease in other assets..............................         (220,815)         30,950
(Decrease) increase in accounts payable, accrued
  expenses, other current liabilities,
  and other liabilities..........................................         (996,699)      1,081,902
                                                                        -----------      ----------

Net cash provided by operating activities........................          104,646       1,233,207

Cash Flows from Investing Activities -
Purchases of property and equipment - net........................         (277,978)        (45,178)

Cash Flows from Financing Activities:
Net borrowings (reductions) under loan agreements................          138,446      (1,128,846)
                                                                        -----------     -----------
Net (decrease) increase in cash      ............................          (34,886)          59,183
Cash and cash equivalents at beginning of period.................          650,541        1,436,083
                                                                        -----------     -----------
Cash and cash equivalents at end of period.......................         $615,655       $1,495,266
                                                                        ===========     ===========

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
     Interest....................................................         $193,646         $114,544
                                                                        ===========     ===========
     Income taxes................................................         $ 48,500          $33,875
                                                                        ===========     ===========

See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A.   Business

          Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, is engaged primarily in the manufacture of personal safety protective work clothing. The principal market for the Company's products is the United States. No customer accounted for more than 10% of net sales during the three month periods ended April 30, 2000 and 1999.

B.   Principles of Consolidation

          The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries, Laidlaw, Adams & Peck, Inc., Lakeland Protective Wear, Inc. (a Canadian corporation), Lakeland de Mexico S.A. de C.V. (a Mexican corporation) and Weifang Lakeland Safety Products, Co., Ltd. (a Chinese corporation). All significant inter-company accounts and transactions have been eliminated.

C.   Inventories:

         Inventories consist of the following:

                                             April 30,        January 31,
                                               2000              2000
                                               ----              ----

                  Raw materials..........   $ 3,599,546      $ 3,180,556
                  Work-in-process........     5,904,356        5,538,608
                  Finished goods.........    10,258,802       13,748,231
                                            -----------      -----------
                                            $19,762,704      $22,467,395
                                            ===========      ===========

     Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

D.   Earnings Per Share:

          Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The diluted earnings per share calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

The following table sets forth the computation of basic and diluted earnings per share at April 30.

                                                                   2000            1999
                                                                   ----            ----
     Numerator
                  Net income                                      $660,923        $504,204
                                                                  ========        ========
         Denominator
                  Denominator for basic earnings per share
                      (Weighted-average shares)                  2,644,000       2,660,500
                  Effect of dilutive securities:
                      Stock options                                 13,205          21,646
                                                                 ---------       ---------
         Denominator for diluted earnings per share
                  (adjusted weighted-average shares) and
                  assumed conversions                            2,657,205       2,682,146
                                                                 =========       =========

         Basic earnings per share                                     $.25            $.19
                                                                      ====            ====
         Diluted earnings per share                                   $.25            $.19
                                                                      ====            ====


E.   Revolving Credit Facility:

     At April 30, 2000, the balance outstanding under the Company's secured $13 million revolving credit facility amounted to $11,358,127. This facility is collateralized by substantially all of the assets of the Company, guaranteed by certain of the Company's subsidiaries and expires on November 30, 2000. Borrowings under the facility bear interest at a rate per annum equal to the one-month LIBOR or the 30-day commercial paper rate, as defined, plus 1.75%. The Company is presently in the process of negotiating the renewal of the facility. At April 30, 2000, the balance outstanding under the Company's five year term loan is $2,750,000. The term loan is payable in monthly installments of $50,000, plus interest payable at the 30-day commercial paper rate, plus 2.45%. The credit facility and term loan are collateralized by substantially all the assets of the Company and guaranteed by certain of the Company's subsidiaries. The credit facility and term loan require the Company to maintain a minimum tangible net worth, at all times.

F.   Major Supplier

     The Company purchased approximately 75% of its raw materials from one supplier under licensing agreements during the three month period ended April 30, 2000. The Company expects this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; although, the Company's competitive position in the marketplace could be affected.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Three months ended April 30, 2000 compared to the three months ended April 30, 1999:

     Net Sales. Net sales for the three months ended April 30, 2000 increased $6,651,000 or 43.03% to $22,107,000 from $15,456,000 reported for the three months ended April 30, 1999. The increase in sales was, principally attributable to the Company's ability to increase its production capacity, maintain higher inventory levels, and the withdrawal of a major competitor from the Tyvek markets. This industry continues to be highly competitive.

     Gross Profit. Gross profit for the quarter ended April 30, 2000 increased by $763,000 or 29.4% to $3,354,000 from $2,592,000 for the quarter ended April 30, 1999. Gross profit as a percentage of net sales decreased to 15.2% for the three months ended April 30, 2000 from 16.8% reported for the prior year, principally due to the increase in the cost of raw materials (from a major supplier) without a corresponding increase in selling prices.

     Operating Expenses. Operating expenses for the quarter ended April 30, 2000 increased by $433,000 or 26% to $2,091,000 or 9.5% of net sales, from $1,658,000 or 10.7% of net sales, for the quarter ended April 30, 1999. Operating expenses increased principally as a result of increased sales commissions, consulting expense, R&D expense, insurance expense and currency fluctuation expense.

     Interest Expense. Interest expense increased primarily due to higher interest costs reflecting an increase in average borrowings under the Company's credit facilities and increasing interest rates.

     Income Tax Expense. The effective tax rate for the three months ended April 30, 2000 and 1999 of 33% and 35%, respectively, deviates from the Federal statutory rate of 34%, which is primarily attributable to differing foreign tax rates and state income taxes.

     Net Income. As a result of the foregoing, net income increased to $661,000 or 31.1% for the three months ended April 30, 2000 from net income of $504,000 for the three months ended April 30, 1999.

LIQUIDITY and CAPITAL RESOURCES

     Liquidity and Capital Resources. The Company's working capital is equal to $16,057,000 at April 30, 2000. The Company's primary sources of funds for conducting its business activities have been from cash flow provided by operations and borrowings under its credit facilities. The Company requires liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with sales growth and, to a lesser extent, for capital expenditures.

     Net cash provided by operating activities was $105,000 for the quarter ended April 30, 2000 and was due primarily to an increase in accounts receivable of $2,046,000, offset by a decrease in inventories of $2,705,000 and the decrease in accounts payable and net income from operations of $661,000.

     Net cash used in financing activities of $35,000 was primarily attributable to net borrowings of $138,000 during the quarter in connection with the term loan and revolving credit facility.

     The revolving credit facility permits the Company to borrow up to a maximum of $13 million. The revolving credit agreement expires on November 30, 2000 and has therefore been classified as a short-term liability in the accompanying balance sheet at April 30, 2000. Borrowings under the revolving credit facility amounted to approximately $11,358,000 at April 30, 2000. The five year $3 million term-loan agreement entered into in November 1999 has an outstanding balance of $2,750,000 and expires on October 31, 2004.

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


Item 6.   Exhibits and Reports on Form 8-K:
          a    None
          b    No reports on Form 8-K were filed during the three-month
               period ended April 30, 2000

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             LAKELAND INDUSTRIES, INC.
                                       --------------------------------------
                                                    (Registrant)


Date:  June 13, 2000                    /s/  Raymond J. Smith
                                       --------------------------------------
                                       Raymond J. Smith,
                                       President and Chief Executive Officer




Date:  June 13, 2000                    /s/  James M. McCormick
                                       --------------------------------------
                                       James M. McCormick,
                                       Vice President and Treasurer
                                       (Principal Accounting Officer)