Form 10-Q
period 2000-07-31
LAKELAND INDUSTRIES INC
filed 2000-09-12
CIK 798081

FORM 10-Q - QUARTERLY REPORT
                          UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000

                                       OR

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 or 15 (d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934 For the transition period from  _______________ to
       _______________

Commission File Number:  0-15535

                            LAKELAND INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in it's charter)


           Delaware                                            13-3115216
------------------------------                           ----------------------
   (State of incorporation)                              (IRS Employer
                                                          Identification Number)

                 711-2 Koehler Ave., Ronkonkoma, New York 11779
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (631) 981-9700
--------------------------------------------------------------------------------

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

                                                            YES  [ X ]  NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value, outstanding at September 13, 2000 - 2,646,000 shares.

                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

         The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:
Item 1.    Financial Statements:
                                                                                                         Page
                                                                                                         ----
           Introduction    ...............................................................................1
           Condensed Consolidated Balance Sheets - July 31, 2000 and January 31, 2000.....................2
           Condensed Consolidated Statements of Income - Three Months
           and Six Months Ended July 31, 2000 and 1999....................................................3
           Condensed Consolidated Statement of Stockholders' Equity
           for the Six Months Ended July 31, 2000.........................................................4
           Condensed Consolidated Statements of Cash Flows -  Six Months
           Ended July 31, 2000 and 1999...................................................................5
           Notes to Condensed Consolidated Financial Statements...........................................6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........8

PART II - OTHER INFORMATION:
Item 6.    Exhibits and Reports on Form 8-K...............................................................9
           Signatures      ..............................................................................10

                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES

PART I -      FINANCIAL INFORMATION
              ---------------------
Item 1.       Financial Statements:
   Introduction

      The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2000.
      The results of operations for the three-month and six-month periods ended July 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               July 31,              January 31,
ASSETS                                                           2000                   2000
                                                              (Unaudited)       (Derived from audited
                                                                                financial statements)
      Current Assets:
Cash and cash equivalents........................................$921,548               $650,541
Accounts receivable, net of allowance for
  and doubtful accounts of $221,000 and $200,000 at
  July 31, 2000, January 31, 2000, respectively.................8,360,679              8,379,477
Inventories ...................................................20,273,653             22,467,395
Deferred income taxes ............................................572,000                661,000
Other current assets .............................................476,256                301,698
                                                                  -------                -------
         Total current assets..................................30,604,136             32,460,111
Property and equipment, net of accumulated
  depreciation of $3,395,000 at July 31, 2000
  and $3,064,000 at January 31, 2000............................2,118,586              1,851,964
Excess of cost over fair value of net assets
  acquired, net of accumulated amortization
  of $266,000 at July 31, 2000 and
  $256,000 at January 31, 2000....................................278,816                288,810
Other assets......................................................374,278                169,365
                                                                  -------                -------
                                                             $33,375,816             $34,770,250
                                                             ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
Accounts payable...............................................$2,011,961             $4,242,874
Current portion of long-term liabilities.......................12,125,151             11,719,681
Accrued expenses and other current liabilities....................299,913                638,668
                                                                  -------                -------
     Total current liabilities.................................14,437,025             16,601,223
Long-term liabilities ..........................................2,433,644              2,708,643
Deferred income taxes .............................................55,000                 55,000

Commitments and Contingencies

Stockholders' Equity
  Preferred stock, $.01 par;
  1,500,000 shares authorized; none issued
  Common stock, $.01 par;
  10,000,000 shares authorized;
  2,646,000 and 2,644,000 shares issued and outstanding
  at July 31, 2000 and January 31, 2000, respectively..............26,460                 26,440
Additional paid-in capital......................................6,140,221              6,132,491
Retained earnings..............................................10,283,466              9,246,453
                                                               ----------              ---------
     Total stockholders' equity................................16,450,147             15,405,384
                                                               ----------             ----------
                                                              $33,375,816            $34,770,250
                                                              ===========            ===========


     See notes to condensed consolidated financial statements.

                                    LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED
                                         STATEMENTS OF INCOME (UNAUDITED)

                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              July 31,                         July 31,
                                                     2000              1999               2000            1999

Net Sales..........................................$18,109,038       $13,940,948        $40,215,952     $29,396,610
Cost of Goods Sold..................................14,890,382        11,758,063         33,642,967     24,621, 953
                                                    ----------        ----------         ----------     -----------
Gross Profit.........................................3,218,656         2,182,885          6,572,985       4,774,657
Operating Expenses...................................2,438,637         1,883,100          4,529,218       3,540,867
                                                     ---------         ---------          ---------       ---------
Operating Profit.......................................780,019           299,785          2,043,767       1,233,790
                                                       -------           -------          ---------       ---------
Other Income, net .......................................9,286            14,985             19,278          29,277
Interest Expense......................................(323,059)         (169,082)          (609,300)       (338,175)
                                                      ---------         ---------          ---------       ---------
Income before Income Taxes   ..........................466,246           145,688          1,453,745         924,892
Provision for Income Taxes..............................90,157            60,000            416,732         335,000
                                                        ------            ------            -------         -------
Net Income ...........................................$376,089           $85,688         $1,037,013        $589,892
                                                      ========           =======         ==========        ========
Net Income per common share:
     Basic................................................$.14             $.03                $.39           $.22
                                                                           ====                ====           ====
     Diluted..............................................$.14             $.03                $.39           $.22
                                                          ====             ====                ====           ====
Weighted average common shares outstanding:
     Basic...........................................2,645,783         2,660,500          2,644,891       2,660,500
                                                     =========         =========          =========       =========
     Diluted.........................................2,673,841         2,689,760          2,665,523       2,686,502
                                                     =========         =========          =========       =========


See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                         Six months ended July 31, 2000

                                                                    Additional
                                           Common Stock               Paid-in         Retained
                                       Shares         Amount          Capital         Earnings       Total
                                       ------         ------          -------         --------       -----
Balance, January 31, 2000           2,644,000         $26,440       $6,132,491       $9,246,453    $15,405,384
Net income                                                                            1,037,013      1,037,013
Exercise of Stock Options               2,000              20            7,730                           7,750
                                     --------          ------       ----------      -----------    -----------
Balance, July 31, 2000              2,646,000         $26,460       $6,140,221      $10,283,466    $16,450,147
                                    =========         =======       ==========      ===========    ===========

See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                  July 31,
                                                                         2000                  1999
                                                                         ----                  ----
Cash Flows from Operating Activities:
Net Income ...........................................................$1,037,013               $589,892
Adjustments to reconcile net income  to net cash provided
   by (used in) operating activities:
Provision for bad debts ..................................................21,000
Deferred income taxes.....................................................89,000
Depreciation and amortization.............................................340,756               236,063
Decrease(increase)  in accounts receivable................................(2,202)               159,249
Decrease (increase) in inventories.....................................2,193,742               (860,569)
Increase in other current assets........................................(174,558)              (167,575)
Decrease (increase) in other assets.................................... (204,913)                58,221
Increase (decrease) in accounts payable, accrued
  expenses and other liabilities......................................(2,569,668)             1,010,125
                                                                      -----------             ---------
Net cash provided by operating
  activities.............................................................730,170               1,025,406

Cash Flows from Investing Activities:
Purchases of property and equipment ....................................(597,384)              (567,155)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options....................................7,750                  -
Net borrowings (reductions) under line of credit agreement...............430,471             (1,164,570)
Repayments of term loan.................................................(300,000)
                                                                       ---------             -----------
Net cash provided by (used in) financing activities......................138,221             (1,164,570)
                                                                         -------             -----------

Net increase (decrease) in cash......................................... 271,007               (706,319)
Cash and cash equivalents at beginning of period......................   650,541              1,436,083
                                                                        --------              ---------
Cash and cash equivalents at end of period..............................$921,548               $729,764
                                                                        ========               ========

Supplemental disclosures of cash flow information:
 Cash paid during period for:
    Interest............................................................$327,203               $282,071
                                                                        ========               ========
    Income taxes........................................................$190,000               $370,000
                                                                        ========               ========

See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A.   Business
         Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, is engaged primarily in the manufacture of personal safety protective work clothing. The principal market for the Company's products is the United States. No customer accounted for more than 10% of net sales during the six month periods ended July 31, 2000 and 1999.

B.   Principles of Consolidation
         The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laidlaw, Adams & Peck, Inc., Lakeland Protective Wear, Inc. (a Canadian corporation) and Lakeland de Mexico S.A. de C.V. (a Mexican corporation) and Weifang Lakeland Safety Products, Co., Ltd. (a Chinese corporation). All significant intercompany accounts and transactions have been eliminated.

C.   Inventories:
         Inventories consist of the following:
                                                   July 31,        January 31,
                                                   2000               2000
                                                   ----               ----
                Raw materials....................$3,467,940        $3,180,556
                Work-in-process...................6,803,118         5,538,608
                Finished goods...................10,002,595        13,748,231
                                                 ----------        ----------
                                                $20,273,653       $22,467,395
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

The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three Months Ended             Six Months Ended
                                                                     July 31,                     July 31,
                                                              2000            1999          2000            1999
                                                              ----            ----          ----            ----
         Numerator
                  Net income                                 $376,089        $85,688     $1,037,013       $589,892
                                                             ========        =======     ==========       ========
         Denominator
                  Denominator for basic earnings per share
                      (Weighted-average shares)             2,645,783      2,660,500      2,644,891      2,660,500
                  Effect of dilutive securities:
                      Stock options                            28,058         29,260         20,632         26,002
                                                               ------         ------         ------         ------
                  Denominator for diluted earnings per share
                  (adjusted weighted-average shares) and
                  assumed conversions                       2,673,841      2,689,760      2,665,523      2,686,502
                                                            =========      =========      =========      =========

         Basic earnings per share                                $.14           $.03            $.39           $.22
                                                                 ====           ====            ====           ====
         Diluted earnings per share                              $.14           $.03            $.39           $.22
                                                                 ====           ====            ====           ====

         Excluded from the calculation of earnings per share are options to purchaser 1,000 shares at July 31, 2000 and 1999, as their inclusion would have been antidilutive.

E.   Credit Facility:
         At July 31, 2000, the balance outstanding under the Company's secured $13 million revolving credit facility amounted to $11,475,151. This facility is collateralized by substantially all of the assets of the Company, guaranteed by certain of the Company's subsidiaries and expires on November 30, 2000. Borrowings under the facility bear interest at a rate per annum equal to the one-month LIBOR or the 30-day commercial paper rate, as defined, plus 1.75%. The Company is presently in the process of negotiating the renewal of the facility. At July 31, 2000, the balance outstanding under the Company's five year term loan is $2,600,000. The term loan is payable in monthly installments of $50,000, plus interest payable at the 30-day commercial paper rate, plus 2.45%. The credit facility and term loan are collateralized by substantially all the assets of the Company and guaranteed by certain of the Company's subsidiaries. The credit facility and term loan require the Company to maintain a minimum tangible net worth, at all times.

F.   Major Supplier
         The Company purchased approximately 74.4% of its raw materials from one supplier under licensing agreements during the six month period ended July 31, 2000. The Company expects this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; although, the Company's competitive position in the marketplace could be affected..

G.   Subsequent Events
         On August 1, 2000 the Company's secured revolving credit facility was increased from $13 million to $14 million. A debt to EBITDA Ratio Covenant and a new minimum Tangible Net Worth Covenant was added with this amendment, until the line is renegotiated in November 2000.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
ITEM 2.
     Six months ended July 31, 2000 compared to the six months ended July 31, 1999.
         Net Sales. Net sales for the six months ended July 31, 2000 increased $10,819,000 or 36.8% to $40,216,000 from $29,397,000 for the six months ended
July 31, 1999. The increase in sales was principally attributable to the Company's ability to increase its production capacity, maintain adequate inventory levels, and the withdrawal of a major competitor from the Tyvek TM markets. This industry continues to be highly competitive.
         Gross  Profit.  Gross  profit  for the six months  ended July 31,  2000 increased by $1,798,000 or 37.7% to $6,573,000 or 16.3% of net sales from $4,775,000 or 16.2% of net sales for the six months ended July 31, 1999. The gross profit remained constant as a result of manufacturing efficiencies, due to the use of automated equipment, and due to higher sales volume. These factors were offset by an increase in the cost of raw materials (from major supplier in February 2000) without a corresponding increase in selling prices.
         Operating Expenses. Operating expenses for the six months ended July 31, 2000 increased by $988,000 or 27.9% to $4,529,000 or 11.3% of net sales from
$3,541,000 or 12% of net sales for the six months ended July 31, 1999. The increase in operating expenses is principally a result of higher cost of freight, sales commissions, use of temporary help due to higher sales volume, and increased travel, R&D and currency fluctuation expenses.
         Interest Expense. Interest expense for the six months ended July 31, 2000 increased by $271,000 or 80% to $609,000 from $338,000 for the six months ended July 31, 1999. Interest expense increase was principally due to higher interest costs reflecting an increase in average borrowings under the Company's credit facility and increasing interest rates.
         Income Tax Expense. The effective tax rate for the six months ended July 31, 2000 and 1999 of 29% and 36%, respectively, deviates from the Federal statutory rate of 34%, mainly attributable to differing foreign tax rates and exemptions as well as state income taxes.
         Net Income. As a result of the foregoing, net income for the six months ended July 31, 2000 increased by $447,000 or 75.8% to $1,037,000 from $590,000 for the six months ended July 31, 1999.
     Three months ended July 31, 2000 compared to the three months ended July 31, 1999.
         Net Sales. Net sales for the three months ended July 31, 2000 increased $4,168,000 or 29.9% to $18,109,000 from $13,941,000 for the three months ended
July 31, 1999. The increase in sales was principally attributable to the Company's ability to increase its production capacity, maintain adequate inventory levels, and to the withdrawal of a major competitor from the Tyvek TM markets.
         Gross Profit. Gross profit for the three months ended July 31, 2000 increased by $1,036,000 or 47.5% to $3,219,000 or 17.8% of net sales from 2,183,000 or 15.7% of net sales for the three months ended July 31, 1999. The gross profit increased as a result of manufacturing efficiencies, due to the use of automated equipment, and due to higher sales volume. These factors were offset by an increase in the cost of raw materials (from a major supplier in February 2000) without a corresponding increase in selling prices.
         Operating Expenses. Operating expenses for the three months ended July 31, 2000 increased by $556,000 or 29.5% to $2,439,000 or 13.5% of net sales from
$1,883,000 or 13.5% of net sales for the three months ended July 31, 1999. The increase in operating expenses is principally as a result of higher cost of freight, sales commissions, use of temporary help due to higher sales volume, and increased travel.
         Interest Expense. Interest expense for the three months ended July 31, 2000 increased by $154,000 or 91% to $323,000 from $169,000 for the three months ended July 31, 1999. Interest expense increase was principally due to higher interest costs reflecting an increase in average borrowings under the Company's credit facility and increasing interest rates.
         Income Tax Expense. The effective tax rate for the three months ended July 31, 2000and 1999 of 19% and 41%, respectively, deviates from the Federal statutory rate of 34%, mainly attributable to differing foreign tax rates and exemptions as well as state income taxes.
         Net Income. As a result of the foregoing, net income for the three months ended July 31, 2000 increased by $290,000 or 337% to $376,000 from $86,000 for the three months ended July 31, 1999.

LIQUIDITY and CAPITAL RESOURCES

      Liquidity and Capital Resources. The Company's working capital is equal to $16,167,000 at July 31, 2000. The Company's primary sources of funds for conducting its business activities have been from cash flow provided by operations and borrowings under its credit facilities. The Company requires liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with sales growth and, to a lesser extent, for capital expenditures.
         Net cash provided by operating activities was $730,000 for the quarter ended July 31, 2000 and was due primarily to a decrease in inventories of $2,194,000 offset by the decrease in accounts payable $2,570,000 and net income of $1,037,000.
     Net cash used in financing activities of $138,000 was primarily attributable to net borrowings of $430,000 during the quarter in connection with the revolving credit facility offset by repayments under the term loan of $300,000.
     The revolving credit facility permits the Company to borrow up to a maximum of $14 million. The revolving credit agreement expires on November 30, 2000 and has therefore been classified as a short-term liability in the accompanying balance sheet at July 31, 2000. Borrowings under the revolving credit facility amounted to approximately $11,475,000 at July 31, 2000. The five year $3 million term-loan agreement entered into in November 1999 has an outstanding balance of $2,600,000 and expires on October 31, 2004.
     The Company believes that cash flow from operations and the revolving credit facility will be sufficient to meet its currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

         Foreign Currency Activity. The Company's foreign exchange exposure is principally limited to the relationship of the U.S. Dollar to the Canadian Dollar.

Item 6.  Exhibits and Reports on Form 8-K:

         a - 10(k) Employment agreement between the Company and Christopher J.
             Ryan, dated February, 2000. 10(r) Employment agreement between the Company and James M. McCormick, dated February 1,2000.

         b - No reports on Form 8-K were filed during the three month period ended July 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         LAKELAND INDUSTRIES, INC.
                                         ---------------------------
                                                  (Registrant)


Date:  September 13, 2000                 /s/ Raymond J. Smith
                                         -------------------------------------
                                         Raymond J. Smith,
                                         President and Chief Executive Officer




Date:  September 13, 2000                 /s/ James M. McCormick
                                         --------------------------------------
                                         James M. McCormick,
                                         Vice President and Treasurer
                                         (Principal Accounting Officer)