Form 10-Q
period 2000-10-31
LAKELAND INDUSTRIES INC
filed 2000-12-15
CIK 798081

FORM 10-Q

                                QUARTERLY REPORT
                          UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(Mark one)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934

          For the quarterly period ended October 31, 2000
                                         ----------------

                                       OR

 _____ TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______.


                        Commission File Number: 0-15535


                            LAKELAND INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in it's charter)


           Delaware                                    13-3115216
   -------------------------                    ------------------------
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

Common Stock, $.01 par value, outstanding at December 14, 2000 - 2,646,000 shares.

                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements:
                                                                        Page

         Introduction ...............................................     1
         Condensed Consolidated Balance Sheets-
          October 31, 2000 and January 31, 2000 .....................     2
         Condensed Consolidated Statements of Income-
          Three Months and Nine Months Ended October 31, 2000
          and 1999...................................................     3
         Condensed Consolidated Statements of Cash
          Flows-Nine Months Ended October 31, 2000 and 1999..........     4
         Notes to Condensed Consolidated Financial Statements........     5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ........................     7

PART II - OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K............................    None

           Signatures ...............................................     9

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

      The results of operations for the three-month and nine-month periods ended October 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              October 31,                January 31,
ASSETS                                                           2000                        2000
                                                              (Unaudited)            (Derived from audited
                                                                                     financial statements)
      Current Assets:
Cash and cash equivalents..................................    $1,203,315                    $650,541
Accounts receivable, net of allowance for
  and doubtful accounts of $221,000 at October 31, 2000
and $200,000 at  January 31, 2000..........................     7,849,633                   8,379,477
Inventories ...............................................    24,017,639                  22,467,395
Deferred income taxes .....................................       572,000                     661,000
Other current assets ......................................       853,738                     301,698
                                                              -----------                 -----------
         Total current assets..............................    34,496,325                  32,460,111
Property and equipment, net of accumulated
  depreciation of $3,551,000 at October 31, 2000
  and $3,064,000 at January 31, 2000.......................     2,041,121                   1,851,964
Excess of cost over fair value of net assets
  acquired, net of accumulated amortization
  of $271,000 at October 31, 2000 and
  $256,000 at January 31, 2000.............................       273,819                     288,810
Other assets...............................................       368,277                     169,365
                                                              -----------                 -----------
                                                              $37,179,542                 $34,770,250
                                                              ===========                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:

Accounts payable...........................................    $6,664,627                  $4,242,874
Current portion of long-term liabilities...................    11,151,466                  11,719,681
Accrued expenses and other current liabilities.............       611,897                     638,668
                                                              -----------                 -----------
     Total current liabilities.............................    18,427,990                  16,601,223
Long-term liabilities .....................................     2,096,144                   2,708,643
Deferred income taxes .....................................        55,000                      55,000

Commitments and Contingencies

Stockholders' Equity
  Preferred stock, $.01 par;
  1,500,000 shares authorized; none issued
  Common stock, $.01 par;
  10,000,000 shares authorized;
  2,646,000 shares issued and outstanding at October 31, 2000,
  2,644,000 January 31, 2000...............................        26,460                      26,440
Additional paid-in capital.................................     6,140,221                   6,132,491
Retained earnings..........................................    10,433,727                   9,246,453
                                                              -----------                 -----------
     Total stockholders' equity............................    16,600,408                  15,405,384
                                                              -----------                 -----------
                                                              $37,179,542                 $34,770,250
                                                              ===========                 ===========

     See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                        STATEMENTS OF INCOME (UNAUDITED)

                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            October 31,                        October 31,
                                                     2000              1999               2000            1999

Net Sales.......................................   $15,761,937       $13,688,392        $55,977,890     $43,085,002
Cost of Goods Sold..............................    13,352,630        10,917,598         46,995,597      35,539,551
                                                    ----------        ----------         ----------      ----------
Gross Profit....................................     2,409,307         2,770,794          8,982,293       7,545,451
Operating Expenses..............................     1,951,746         1,767,504          6,480,965       5,308,371
                                                    ----------        ----------         ----------      ----------
Operating Profit................................       457,561         1,003,290          2,501,328       2,237,080
Other Income/(Expense), Net ....................        13,519             4,891             32,796          34,168
Interest Expense................................      (312,978)         (200,661)          (922,278)       (538,836)
                                                    ----------        ----------         -----------     -----------
Income before Income Taxes   ...................       158,102           807,520          1,611,846       1,732,412
Provision for Income Taxes......................         7,840           298,000            424,572         633,000
                                                    ----------        ----------         ----------      ----------
Net Income .....................................      $150,262          $509,520         $1,187,274      $1,099,412
                                                    ==========        ==========         ==========      ==========
Net Income per common share:

     Basic......................................          $.06             $.19                $.45           $.41
                                                                           ====                ====           ====
     Diluted....................................          $.06             $.19                $.45           $.41
                                                          ====             ====                ====           ====
Weighted average common shares outstanding:

     Basic......................................     2,646,000         2,650,802          2,645,261       2,657,267
                                                    ==========        ==========         ==========      ==========
     Diluted....................................     2,673,185         2,661,615          2,668,077       2,678,206
                                                    ==========        ==========         ==========      ==========


See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                                 October 31,
                                                                         2000                  1999
                                                                         ----                  ----
Cash Flows from Operating Activities:
Net Income ....................................................       $1,187,274             $1,099,412
Adjustments to reconcile net income  to net cash provided
   by (used in) operating activities:
Provision for bad debts .......................................           21,000                      -
Deferred income tax ...........................................           89,000                      -
Depreciation and amortization    ..............................          502,671                384,457
Decrease(increase)  in accounts receivable.....................          508,844               (469,231)
Decrease (increase) in inventories.............................       (1,550,244)            (4,381,551)
Increase in other current assets...............................         (552,040)               (47,471)
Decrease (increase) in other assets............................         (198,912)                92,781
Increase (decrease) in accounts payable, accrued
  expenses and other liabilities...............................        2,394,982              2,169,873
                                                                      ----------             ----------

Net cash provided by (used in) operating
  activities...................................................        2,402,575             (1,151,730)

Cash Flows from Investing Activities:
Purchases of property and equipment ............................        (676,837)              (877,536)

Cash Flows from Financing Activities:
Proceeds from exercise of options...............................           7,750                      -
Purchase of Treasury Stock......................................               -                (67,330)
Repayment of term loan..........................................        (650,000)                     -
Net (reductions) borrowings under
line of credit agreement........................................        (530,714)             1,534,763
                                                                      -----------            ----------
Net cash (used in) provided by financing activities.............      (1,172,964)             1,467,433
                                                                      -----------            ----------
Net increase in cash and cash equivalents.......................         552,774               (561,833)
Cash and cash equivalents at beginning of period................         650,541              1,436,083
                                                                      ----------             ----------
Cash and cash equivalents at end of period......................      $1,203,315               $874,250
                                                                      ==========             ==========


See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A.   Business

     Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, is engaged primarily in the manufacture of personal safety protective work clothing. The principal market for the Company's products is the United States. No customer accounted for more than 10% of net sales during the nine month periods ended October 31, 2000 and 1999.

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

C.   Inventories:

     Inventories consist of the following:

                                       October 31,         January 31,
                                          2000                2000
                                          ----                ----
Raw materials...................        $4,986,770         $3,180,556
Work-in-process.................         7,100,211          5,538,608
Finished goods..................        11,930,658         13,748,231
                                       -----------        -----------
                                       $24,017,639        $22,467,395
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

The following table sets forth the computation of basic and diluted earnings per share:

                                                        Three Months Ended           Nine Months Ended
                                                            October  31,                October 31,
                                                       2000           1999          2000            1999
                                                       ----           ----          ----            ----
Numerator
         Net income                                   $150,262       $509,520     $1,187,274     $1,099,412
                                                      ========       ========     ==========     ==========
Denominator

         Denominator for basic earnings per share
             (Weighted-average shares)               2,646,000      2,650,802      2,645,261      2,657,267
         Effect of dilutive securities:
             Stock options                              27,185         10,813         22,816         20,939
                                                        ------         ------         ------         ------
         Denominator for diluted earnings per share
         (adjusted weighted-average shares) and
         assumed conversions                         2,673,185      2,661,615      2,668,077      2,678,206
                                                     =========      =========      =========      =========

Basic earnings per share                                  $.06           $.19            $.45           $.41
                                                          ====           ====            ====           ====
Diluted earnings per share                                $.06           $.19            $.45           $.41
                                                          ====           ====            ====           ====

     Excluded from the calculation of earnings per share are options to purchase 3,000 shares at October 31, 2000, and 1,000 shares at October 31, 1999, as those options were not exercisable or that their inclusion would have been anti dilutive.

E.   Credit Facility:

     At October 31, 2000, the balance outstanding under the Company's secured $14 million revolving credit facility amounted to $10,503,158. This facility is collateralized by substantially all of the assets of the Company, guaranteed by certain of the Company's subsidiaries and expires on December 31, 2000. Borrowings under the facility bear interest at a rate per annum equal to the one-month LIBOR or the 30-day commercial paper rate, as defined, plus 1.75%. At October 31, 2000, the balance outstanding under the Company's five year term loan is $2,250,000. The term loan is payable in monthly installments of $50,000, plus interest payable at the 30-day commercial paper rate, plus 2.45%. The credit facility and term loan are collateralized by substantially all the assets of the Company and guaranteed by certain of the Company's subsidiaries. The credit facility and term loan require the Company to maintain a minimum tangible net worth, at all times. On August 1, 2000 the Company's secured revolving credit facility was increased from $13 Million to $14 Million. A debt to EBITDA ratio covenant was added with this amendment.

     On November 21, 2000 the Company received notice that the revolving credit facility has been extended to December 31, 2000, to allow more time for review of the renewal documents.

F.   Major Supplier

     The Company purchased approximately 75.2% and 76.1% for the nine months ended October 31, 2000 and 1999, respectively, of its raw materials from one supplier under several licensing agreements. The Company expects this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; although, the Company's competitive position in the marketplace could be affected.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

     Nine months ended October 31, 2000 compared to the nine months ended October 31, 1999.

     Net Sales. Net sales for the nine months ended October 31, 2000 increased $12,893,000 or 29.9% to $55,978,000 from $43,085,000 for the nine months ended
October 31, 1999. The increase in sales was principally attributable to the Company's ability to increase its production capacity, maintain adequate inventory levels, and the withdrawal of a major competitor from the Tyvek TM markets, in which the Company secured certain business.

     Gross Profit. Gross profit for the nine months ended October 31, 2000 increased by $1,437,000 or 19% to $8,982,000 or 16.1% of net sales from $7,545,000 or 17.5% of net sales for the nine months ended October 31, 1999. The gross profit percentage decreased as a result of an increase in the cost of raw materials (from a major supplier in February 2000) without a corresponding increase in selling prices, partially offset by manufacturing efficiencies, due to the use of automated equipment, and due to higher sales volume.

     Operating Expenses. Operating expenses for the nine months ended October 31, 2000 increased by $1,173,000 or 22.1% to $6,481,000 or 11.6% of net sales from $5,308,000 or 12.3% of net sales for the nine months ended October 31, 1999. The increase in operating expenses is principally as a result of higher cost of freight, sales commissions, use of temporary help due to higher sales volume, medical expense and increased travel and show participation.

     Interest Expense. Interest expense for the nine months ended October 31, 2000 increased by $383,000 or 71% to $922,000 from $539,000 for the three months ended October 31, 1999. Interest expense increase was principally due to higher interest costs reflecting an increase in average borrowings under the Company's credit facility and increasing interest rates.

     Income Tax Expense. The effective tax rate for the nine months ended October 31, 2000 and 1999 of 26.4% and 36.5%, respectively, deviates from the Federal statutory rate of 34%, mainly attributable to differing foreign tax rates and exemptions as well as to state income taxes.

     Net Income. As a result of the foregoing, net income for the nine months ended October 31, 2000 increased by $88,000 to $1,187,000 from $1,099,000 for the nine months ended October 31, 1999.

     Three months ended October 31, 2000 compared to the three months ended October 31, 1999.

     Net Sales. Net sales for the three months ended October 31, 2000 increased $2,074,000 or 15.2% to $15,762,000 from $13,688,000 for the three months ended
October 31, 1999. The increase in sales was principally attributable to the Company's ability to increase its production capacity, maintain adequate inventory levels, and to the withdrawal of a major competitor from the Tyvek TM markets, in which the Company secured certain business.

     Gross Profit. Gross profit for the three months ended October 31, 2000 decreased by $362,000 or 13.1% to $2,409,000 or 15.3% of net sales from 2,771,000 or 20.2% of net sales for the three months ended October 31, 1999. The gross profit percentage decreased as a result of an increase in the cost of raw materials (from a major supplier in February 2000) without a corresponding increase in selling prices. This decrease was partially offset by manufacturing efficiencies, due to the use of automated equipment, and to higher sales volume.

     Operating Expenses. Operating expenses for the three months ended October 31, 2000 increased by $184,000 or 10.4% to $1,952,000 or 12.4% of net sales from
$1,768,000 or 12.9% of net sales for the three months ended October 31, 1999. The increase in operating expenses is principally as a result of higher cost of freight, sales commissions, use of temporary help due to higher sales volume, and increased travel.

     Interest Expense. Interest expense for the three months ended October 31, 2000 increased by $112,000 or 56% to $313,000 from $201,000 for the three months ended October 31, 1999. Interest expense increase was principally due to higher interest costs reflecting an increase in average borrowings under the Company's credit facility and increasing interest rates.

     Income Tax Expense. The effective tax rate for the three months ended October 31, 2000and 1999 of 5% and 36.9%, respectively, deviates from the Federal statutory rate of 34%, mainly attributable to differing foreign tax rates and exemptions as well as state income taxes.

     Net Income. As a result of the foregoing, net income for the three months ended October 31, 2000 decreased by $360,000 to $150,000 from $510,000 for the three months ended October 31, 1999.

LIQUIDITY and CAPITAL RESOURCES

     Liquidity and Capital Resources. The Company's working capital is equal to $16,068,000 at October 31, 2000. The Company's primary sources of funds for conducting its business activities have been from cash flow provided by operations and borrowings under its credit facilities. The Company requires liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with sales growth and, to a lesser extent, for capital expenditures.

     Net cash provided by operating activities was $2,403,000 for the period ended October 31, 2000 and was primarily due to decrease in accounts receivable of $509,000, increase in accounts payable of $2,395,000, net income of $1,187,000 offset by an increase in inventories of $1,550,000.

     Net  cash  used  in  financing   activities  of  $1,173,000  was  primarily
attributable to net reductions of $531,000 during the period in connection with the revolving credit facility and repayments under the term loan of $650,000.

     The revolving credit facility permits the Company to borrow up to a maximum of $14 million. The revolving credit agreement expires on December 31, 2000 and has therefore been classified as a short-term liability in the accompanying balance sheet at October 31, 2000. Borrowings under the revolving credit facility amounted to approximately $10,503,000 at October 31, 2000. The five year $3 million term-loan agreement entered into in November 1999 has an outstanding balance of $2,250,000 and expires on October 31, 2004.

     The Company believes that cash flow from operations and the revolving credit facility will be sufficient to meet its currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

     Foreign Currency Activity. The Company's foreign exchange exposure is principally limited to the relationship of the U.S. Dollar to the Canadian Dollar and the Chinese R.M.B.

Item 6.  Exhibits and Reports on Form 8-K:

         a  -  None
         b - No reports on Form 8-K were filed during the three month period ended October 31, 2000.

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

                                         LAKELAND INDUSTRIES, INC.
                                         ---------------------------
                                                  (Registrant)


Date: December 15, 2000                  /s/ Raymond J. Smith
                                         -------------------------------------
                                         Raymond J. Smith,
                                         President and Chief Executive Officer




Date: December 15, 2000                  /s/ James M. McCormick
                                         -------------------------------------
                                         James M. McCormick,
                                         Vice President and Treasurer
                                         (Principal Accounting Officer)