Form 10-K
period 2001-01-31
LAKELAND INDUSTRIES INC
filed 2001-04-30
CIK 798081

FORM 10K - ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

     For the fiscal year ended January 31, 2001
                               ----------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

     For the transition period from _____________ to ______________

                        Commission File Number: 0 - 15535

                            LAKELAND INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                        13-3115216
        ------------------------        -----------------------
        (State of Incorporation)           (I.R.S. Employer
                                         Identification Number)

                    711-2 Koehler Ave., Ronkonkoma, NY 11779
                    (Address of Principal Executive Offices)

                                 (631) 981-9700
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $.01 Par Value
          -------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S - K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - K or any amendment to this Form 10-K _____

     The aggregate market value of the Common Stock outstanding and held by nonaffiliates (as defined in Rule 405 under the Securities Exchange Act of 1934) of the Registrant, based upon the average high and low bid price of the Common Stock on NASDAQ on April 17, 2001 was approximately $6,740,267 (based on 1,501,173 shares held by nonaffiliates).

          The number of shares outstanding of the Registrant's common stock, $.01 par value, on April 27, 2001 was 2,646,000.


                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Annual Report to Shareholders for the year ended January 31, 2001 are incorporated by reference in Items 5-7A of Part II and certain portions of the Registrant's Definitive Proxy Statement, for the Annual Meeting of Stockholders to be held June 20, 2001, are incorporated by reference in Items 10 - 13 of Part III of this Annual Report on Form 10-K.

                                    PART I

ITEM 1. BUSINESS
--------------------------------------------------------------------------------

     Lakeland Industries, Inc. (the "Company") believes that it is the leading manufacturer of a comprehensive line of safety garments and accessories for the industrial safety and protective clothing industries in the United States. The Company's major product areas include disposable/limited use protective industrial garments, specialty safety and industrial work gloves, reusable woven industrial and medical apparel, fire and heat protective clothing along with protective systems for personnel, and suits for use by toxic waste clean up teams. Products are manufactured both domestically and internationally by the Company and by contract manufacturers. Products are sold by Company personnel and 44 independent sales representatives, primarily to a network of 500 safety and mill supply distributors.

     The Company's protective garments are used primarily for: (i) safety and
                                                                   ----------
hazard protection, to protect the wearer from contaminants or irritants, such
-----------------
as, chemicals, pesticides, fertilizers, paint, grease, and dust and from limited exposure to hazardous waste and toxic chemicals including acids, asbestos, lead, and hydro-carbon's (PCB's) (ii) clean room environments, for the prevention of
                                -----------------------
human contamination of manufacturing processes in clean room environments, (iii) hand and arm protection, to protect the wearer's hand and arms from lacerations,
-----------------------
heat and chemical irritants without sacrificing manual dexterity or comfort,
(iv) heat and fire protection, to protect municipal fire fighters, military,
     ------------------------
airport and industrial fire fighting teams and for maintenance of "hot" equipment, such as, coke ovens, kilns, glass furnaces, refinery installations, and smelting plants, (v) protection from viral and bacterial microbiologicals,
                         ----------------------------------------------------
to protect the wearer from contagious diseases, such as AIDS and hepatitis, at hospitals, clinics and emergency rescue sites, and (vi) protection from highly
                                                        ----------------------
concentrated and powerful chemical and biological toxins, to protect the wearer
--------------------------------------------------------
from toxic wastes at Super Fund sites, accidental toxic chemical spills or biological discharges, the handling of chemical or biological warfare weapons and the cleaning and maintenance of chemical,petro-chemical and nuclear facilities.

     These products are manufactured, distributed and sold through four divisions and four wholly owned subsidiaries.

     The Company was incorporated in New York in 1982 and later reincorporated in Delaware in 1986. A new subsidiary, Fireland Industries, Inc. was formed during fiscal 1994 and to act as Trustee and Sponsor of the Fireland Industries, Inc. Pension Plan. During fiscal 1998, the name of this subsidiary was changed to Laidlaw, Adams & Peck, Inc.

     Effective February 1, 1999, and October 1999 the China divisions, Weifang Lakeland Safety Products Co., Ltd., and MeiYang Protective Products Co., Ltd. were registered as enterprises in China and are accounted for as a wholly owned subsidiary of the Company and of the Company's subsidiary Laidlaw, Adams & Peck, Inc., respectively.

Background and Market
---------------------

     The market for disposable industrial garments has increased substantially in the past 20 years. In 1970, Congress enacted the Occupational Safety and Health Act ("OSHA"), which requires employers to supply protective clothing in certain work environments. At about the same time, DuPont developed TyvekT M which, for the first time, allowed for the economical production of lightweight, disposable protective clothing. The attraction of disposable garments grew in the late 1970's with the increases in both labor and material costs of producing cloth garments and the promulgation of federal, state and local regulations requiring that employees wear protective clothing to protect against exposure to certain contaminants, such as asbestos and P.C.B.s.

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

     NFPA 1991 / Level Acalls for total encapsulation in a vapor-proof chemical suit with self-contained breathing apparatus ("SCBA") and appropriate accessories.

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

     Level D basically a work and/or training situation requiring minimal coverall protection.

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

     In general, manufacturers of industrial and safety clothing were considered to be highly fragmented, since they consisted of a large number of closely held small family businesses. However, a number of companies that competed directly with Lakeland in disposable limited use protective garments have closed their doors over the last couple of years. Thus, pricing in this, the largest part of Lakeland's business should experience pricing stabilization in fiscal 2002. Accordingly, the Company believes that the industries encompassed by disposable/limited use protective garments, industrial work gloves, reusable woven industrial and medical apparel and fire and heat protective clothing could present attractive acquisition opportunities.

     There are few, if any, dominant personal protective apparel manufacturers, and the market is witnessing significant ongoing consolidation activity, both at the manufacturing level and at the safety distributor customer level.

Products - General
------------------

    The following table summarizes the principal products manufactured and/or sold by the Company, organized by the respective fabric's principal markets/uses therefore:

    Product            Raw Material        Protection          User Industry
                                            Against
--------------------------------------------------------------------------------
o   Limited          o TyvekTM and       Contaminants,       o Chemical/petrochemical
    Use/Disposable     TyvekTM           irritants,            industries
    Protective         laminates         chemicals,          o Automotive and
    Clothing                             fertilizers,          pharmaceutical
                                         pesticides, acids,    industries
                                         asbestos, PCB(s),   o Public utilities
                                         lead                o Janitorial
                                         and other
                                         hazardous
                                         chemicals
--------------------------------------------------------------------------------
o   Gloves           o KevlarTM yarns    Cuts,               o Chemical plants
o   Arm guards       o SpectraTM yarns   lacerations, heat   o Automotive, glass and
                                         and chemical          metal fabrication
                                         irritants             industries
--------------------------------------------------------------------------------
o   Fire fighting    o Neoprene          Fire, burns and     o Municipal, corporate
    apparel          o NomexTM           excessive heat        and volunteer fire
                     o GortexTM                                departments
                     o IndurraTM                             o Airport crash rescue
--------------------------------------------------------------------------------
o   Heat protective  o Aluminized        Fire, burns and     Hot equipment
    aluminized fire    NomexTM           excessive heat      maintenance
    suits            o Aluminized                            personnel and
                       KevlarTM                              industrial fire
                                                             departments
--------------------------------------------------------------------------------
o   Protective woven o Cotton Polyester  o Protects          o Hospital and
    reusable           blends              manufactured        Industrial
    garments         o Cotton              products from       Facilities
                     o Polyester           human             o clean room
                     o StaticsorbTM        contamination       environments
                       Carbon              or static         o Emergency Medical
                       Thread C-3          electrical          Ambulance Services
                       Polyester           charge
                                         o Bacteria,
                                           viruses and
                                           blook borne
                                           pathogens
--------------------------------------------------------------------------------
o   High end         o TyChemTM          Chemical spills     o Hazardous material
    Chemical         o TeflonTM                                teams
    protective       o Other Company     Toxic chemicals     o Chemical and nuclear
    suits              patented          used in               industries-various
                       Co-Polymer        manufacturing         uses
                       Laminates         processes
--------------------------------------------------------------------------------

Limited Use/Disposable Protective Clothing
------------------------------------------

     The Company manufactures a complete line of disposable/limited use protective garments at its U.S., Mexican and Chinese assembly facilities. These garments are offered in coveralls, lab-coats, shirts, pants, hoods, aprons, sleeves and smocks. The Company offers these garments in a number of sizes and styles to fit the end users' needs. Limited-use garments can also be coated or laminated to increase splash protection against many inorganic acids, bases, and other liquid chemicals. Limited use garments are made from several non-woven fabrics including TyvekT M, TyvekQCT M, Tyvek/Saranex 23-PT M, Pyrolon FRT M, and Polypropylene and Polyethylene materials and derivatives.

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

     The Company presently utilizes over 11 independent sewing contractors under agreements that are terminable at will by either party. These contractors employ approximately 140 people full-time (both domestically and internationally) and operate and maintain their own industrial sewing machines. The Company believes that it is the only customer of the majority of its independent sewing contractors and considers its relations with such contractors to be excellent. In the year ended January 31, 2001, no independent sewing contractors accounted for more than 5% of the Company's production of disposable/limited use garments. The Company believes that it can obtain adequate alternative production capacity should any of its independent contractors become unavailable. The Company believes that its manufacturing system permits it considerable flexibility. Furthermore, by employing additional sewing contractors, the Company can increase production without substantial additional capital expenditures.

     While the Company has not experienced reduced demand for its disposable/limited use garments, management believes that by its use of its facilities complemented by the use of independent sewing contractors, the Company is capable of reducing or alternately increasing by 20% its production capacity without incurring large on-going costs typical of many manufacturing operations. This allows the Company to react quickly to changing unit demand for its products.

Gloves and Arm Guards
---------------------

     The Company manufacturers and sells speciality safety gloves and sleeves made from KevlarTM. The Company is one of five companies licensed in North America to sell 100% KevlarTM gloves. KevlarTM is a cut and heat resistant, high-strength lightweight, flexible and durable material produced by Dupont. KevlarTM, on an equivalent weight basis, is five times stronger than steel and has increasingly been used in manufacturing such diverse products as airplane fuselage components and bullet-resistant vests.

     Gloves made of KevlarTM offer a better overall level of protection, lower the injury rate and are more cost effective than work gloves made from such traditional material as leather, canvas and coated gloves. KevlarTM gloves can withstand temperatures of up to 400 degrees F and are sufficiently cut-resistant to allow workers to safely handle sharp or jagged unfinished sheet metal. KevlarTM gloves are used primarily in the automotive, glass and metal fabrication industries.

     The Company is devoting an increasing portion of its manufacturing capacity to the production of KevlarTM , SpectraTM and Company patented yarns to make gloves, which carry a higher profit margin than commodity gloves. SpectraT M is a cut resistant fiber made by Allied Signal, Inc. In order to maintain a full line of gloves, however, the Company intends to continue to produce or import commodity gloves as are necessary to meet customer demand for its glove products. The Company believes that there are adequate and reliable foreign manufacturers available to meet the Company's import requirements of commodity gloves, if needed.

     The Company's KevlarTM and SpectraTM gloves range in price from $37.00 to $240.00 for a dozen pair.

     The Company also manufactures gloves at its Decatur, Alabama facility. Computerized robotic knitters are used to weave gloves from both natural and synthetic materials, including KevlarTMand SpectraTM on an automatic basis. These robotic knitters are generally in operation 20 hours a day, 5-1/2 days a week.

     The Company's robotic knitters allow flexibility in production as they can be easily reprogrammed in minutes to produce gloves and sleeves in different sizes, styles, weights, weaves or combinations of materials. Additionally, these robotic knitters can produce gloves and sleeves separately or as a one-piece garment. Gloves and sleeves can also be knitted in different weights and combinations of yarns, such as KevlarTM mixed with cotton or polyester.

Heat Protective and Fire Fighting Apparel
-----------------------------------------

     The Company's products protect individuals that must work in high heat environments and the Company has been the creator, innovator and inventor of protective systems for high heat or hazardous occupations for the last 12 years. The brand name FYREPELT M is recognized nationally and internationally. The Company has completed an intensive redesign and engineering study to address the ergonomic needs of stressful occupations. The Company's protective aluminized fire suits include:

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

     The Company also manufactures fire fighters protective apparel for domestic and foreign fire departments and developed the popular Sterling Heights style (short coat and bib pants) bunker gear. Crash Rescue has been a major market for this product division, which was the first to produce and supply military and civilian markets with protection worn at airports, petrochemical plants and in the marine industry. Each of the fire suits range in cost to the end user from $450 for standard fire department turn-out gear to $2,000 for the fire entry suit. All the manufacturing is done at the Company's facility in St. Joseph, Missouri.

Protective Woven Reusable Garments
----------------------------------

     The Company also manufactures and markets a line of reusable and launderable woven cloth protective apparel which supplement the disposable/limited use garments, giving the Company access to the much larger woven industrial and health care related markets. Cloth reusable garments are more appropriate in certain situations or applications because of worker familiarity with and acceptance of these fabrics and woven cloth's heavier weight, durability and longevity. These products give the Company the flexibility to supply and satisfy a wider range of safety and customer needs. The Company designs and manufactures:

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

High-End Chemical Protective Suits
----------------------------------

     The Company manufactures heavy duty fully encapsulated chemical suits (three of which have been developed internally and are patented) using proprietary co-polymer laminates or VitonT M, butyl rubber, polyvinyl chloride ("PVC") and the Dupont TyChemTMand BarricadeTM fabrics. These suits are worn to protect the user from exposure to hazardous chemicals. Hazardous material teams or individuals use chemical suits for toxic cleanups, chemical spills, or in industrial, chemical and electronic plants. The Company's line of chemical suits range in cost from $80.00 for the Checkmate suits to $3,400 for its Forcefield Teflon suits. The chemical suits can be used in conjunction with a fire protective shell manufactured by the Company which will protect the user from both chemical and flash fire hazards.

The Company has also introduced four National Fire Protection Agency ("NFPA") approved garments for varying levels of protection required depending on field conditions:

    TyChemTM -      10,000 is a co-polymer film laminated to a durable
                    spunbonded substrate. It offers the broadest temperature range for limited use garments -25(degree)F to 225(degree)F.
                    TyChemT M 10,000 meets all OSHA Level A requirements. It is available in NFPA 1991-94 certified versions when worn with an aluminized over cover.

    TyChemTM -      9400 meets all OSHA Level B and all NFPA 1993 fabric
                    requirements and offers excellent splash protection against a wide array of chemicals.

    InterceptorTM - Model A meets all OSHA Level A requirements as a vapor-proof suit. Model 1 meets and exceeds NFPA 1991 requirements of certification for vapor-proof suit when used with an Aluminized PBI / Kevlar over cover.

    CheckmateTM -   Is used for lower level chemical protection. This suit is
                    lightweight, tough, versatile, durable and cost effective and can be used for: splash protection, basic clean up, toxic waste dumps and post fire monitoring of toxic residue.
                    It meets all NFPA requirements.

     The Company manufactures chemical protective clothing at its facility in Decatur, Alabama. After the Company obtains such materials as Barricade(R), TyChem(R), Viton(R), butyl rubber, PVC or its own patented laminates, it designs, cuts, glues and/or sews the materials to meet customer purchase orders.

Quality Control
---------------

     To assure quality, Company employees monitor the sewing of disposable/limited use garments at its own Mexican and Chinese facilities and at the facilities of independent sewing contractors and also inspect the garment upon delivery to the Company's facilities. Finished product that is below standard is returned to the contractor for reworking. The Company has been required on a few occasions to return product to its independent sewing contractors. The Company also actively participates in the Industrial Safety Equipment Association's (ISEA) frequent independent quality inspection programs. The Company conducts quality control inspections of its industrial gloves, cloth, fire and chemical garments throughout the manufacturing process. Both the Company's Alabama disposable and China disposable facilities are ISO 9002 certified. ISO standards are internationally recognized quality manufacturing standards established by the International Organization for Standardization based in Geneva, Switzerland. To obtain its ISO registration, the Company's factories were independently audited to ensure compliance with the applicable standards, and to maintain registration, the factories receive regular announced inspections by an independent certification organization. The Company believes that the ISO 9002 registration makes it more competitive in the marketplace, as customers are increasingly recognizing the standard as an indication of product quality.

Marketing and Sales
-------------------

     The Company's products are sold primarily by over 500 safety and mill supply distributors including four of the five leading North American distributors. Sales of the Company's products are solicited by 16 agencies engaging 44 independent sales representatives. The Company also employs an in-house sales force of nine (9) people.

     These independent representatives call on over 500 safety and industrial distributors nationwide and promote and sell the Company's products to safety and industrial distributors and provide product information. The distributors buy the Company's products and maintain inventory at the local level in order to assure quick response time and the ability to service accounts properly. The independent representatives maintain regular interaction with end users and decision makers at the distribution level, thereby providing the Company with valuable feedback on market perception of the Company's products, as well as new developments within the industry. During the year ended January 31, 2001, no one distributor accounted for more than 5% of sales.

     The Company's marketing plan is to maximize the efficiency of its established distribution network by direct promotion at the end-user level. Advertising is primarily through trade publications. Promotional activities include sales catalogs, mailings to end users and a nationwide publicity program. The Company exhibits at both regional and national trade shows and was represented at the National Safety Congress in Orlando, FL (Fall of 2000) and at the American Industrial Hygienists Convention (Spring of 2000).

Research and Development
------------------------

     The Company has a history of new product development and innovation and has recently introduced the GrapolatorT M and Kut BusterT M glove and sleeve lines which combine a stainless steel wire core combined with high strength man made fibers providing the ultimate in cut protection without sacrificing dexterity, and additionally the patented Thermbar Mock TwistT M which provides heat protection for temperatures up to 600(degree)F. The Company has eleven patents on various fabrics and production machinery. The Company plans to continue to be an innovator in protective apparel fabrics, manufacturing equipment, and intends to introduce new products to the market place in the future. Specifically, the Company plans to develop new anti-static reusable gowns for the automotive industry made of specially knit polyester with carbon threads and will continue to dedicate resources to research and development.

Suppliers and Materials
-----------------------

     The Company does not have long-term, formal agreements with unaffiliated suppliers of non-woven fabric raw materials used by the Company in the production of its product lines. TyvekTM and KevlarTM, however, are purchased from Dupont under trademark licensing agreements. Polypropylene, Polyethylene, Polyvinyle Chloride and their derivatives are available from thirty or more major mills, while flame retardant fabrics are also available from a number of both domestic and international mills.

     The accessories used in the production of the Company's disposable garments such as thread, boxes, snaps and elastics are obtained from unaffiliated suppliers. The Company has not experienced difficulty in obtaining its requirements for these commodity component items. The Company also has not experienced difficulty in obtaining materials, including cotton, polyester and nylon, used in the production of reusable non-wovens and commodity gloves. KevlarTM, used in the production of the Company's specialty safety gloves, is obtained from independent mills that purchase the fiber from Dupont. The Company has not experienced difficulty in obtaining its requirements for its raw materials, fabrics or components on any of the above described products. The Company obtains the Spectra(TM) yarn used in its Dextra GuardTM gloves from mills that purchase the fiber from General Electric Corp. ("GE"). The Company believes that GE will be able to meet the Company's needs for SpectraTM.

     In manufacturing its fire and heat protective suits, the Company uses glass fabric, aluminized glass, NomexTM, aluminized NomexTM, KevlarTM, aluminized KevlarTM, polybenzimidazole (PBI) and GortexTM, as well as combinations utilizing neoprene coatings. The chemical protective suits are made of VitonTM, butyl rubber, PVC (available from multiple sources), proprietary and Company patented laminates and TeflonTM, SaranexTM Tyvek QCTM, TyChemTM and
BarricadeTM from Dupont. The Company has not experienced difficulty obtaining any of the aforementioned materials.

Competition
-----------

     The Company's business is in a highly competitive industry. The Company believes that the barriers to entry in each of the fields in which it operates are relatively low, except in TyvekTM disposable limited use clothing because of the limited number of TyvekTM licensees. The Company faces competition in some of its other product markets from large established companies that have greater financial, managerial, sales and technical resources than the Company. Where larger competitors offer products that are directly competitive with the Company's products, particularly as part of an established line of products, there can be no assurance that the Company can successfully compete for sales and customers. Larger competitors also may be able to benefit from economics of scale or to introduce new products that compete with the Company's products.

Seasonality
-----------

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

Patents and Trademarks
----------------------

     At this time, there are no patents or trademarks which are significant to the Company's operations; however, the Company has one exclusive ten (10) year licensing arrangement covering seven patents in the Company's name, four Company developed patents,one additional patent in the application and approval process with the U.S. Patent and Trademark office, and has one non-exclusive agreement with Dupont regarding patented materials used in the manufacture of chemical suits.

Employees
---------

     As of April 17, 2001, the Company had approximately 1,524 full-time employees (1,243 or 81.6% of whom were international and 281 or 18.4% of whom were domestic). The Company has experienced a low turnover rate among its employees. The Company believes its employee relations to be excellent.

ITEM 2. Properties
--------------------------------------------------------------------------------

     The Company leases two domestic manufacturing facilities, four foreign manufacturing facilities, one Canadian warehouse facility and a corporate office headquarters. The Company's 131,788 square foot manufacturing facility in Decatur, Alabama, are used in the production and storage of disposable/limited use garments. The Alabama facilities are leased entirely by the Company from partnerships consisting primarily of Directors,certain officers and certain stockholders of the Company, pursuant to two lease agreements expiring on May 31 and August 31, 2004.

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

     The Company's Mexican subsidiary leases two manufacturing facilities from third parties totaling 28,816 square feet under one lease expiring on December 31, 2001 and the second smaller facility is leased until September 30, 2001. The Company also utilizes a 46,000 square foot manufacturing facility in China. There is a real estate appreciation rights and rent sharing agreement with this consortium in consideration of its financing and leasing of the real property with a consortium of American and Chinese individuals (which include certain officers, employees and directors of the Company). A second auxiliary facility to this main facility was rented on a month to month basis starting October 10,1999 at a monthly rent of $670 for 16,000 square feet. This lease expires April 2001. A small 2,000 sq. ft. sales office is also leased from a third party at an annual rental of $8,000.

     The Company leases a 5,600 square foot warehouse in Canada from a third party under a lease expiring on November 30, 2002.

     The Company leases 4,362 square feet of office space in Ronkonkoma, New York, from a third party, in which its corporate, executive and sales offices are located. This lease expires on June 30, 2002.

     For the years ended January 31, 2001, 2000 and 1999, the Company paid total rent on property and all leased equipment of approximately $866,000, $827,000 and $643,000, respectively. The Company believes that these facilities are adequate for its present operations.

ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

     The Company and its subsidiaries are involved as plaintiffs in certain receivable collection actions and claims arising in the ordinary course of business, none of which are of a material nature.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

     During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
        AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

     Reference is made to Page 6 ("Market for the Registrant's Common Stock and Related Stockholder Matters") of the Registrant's 2001 Annual Report to Shareholders filed as Exhibit 13 hereto and incorporated herein by reference. (See Part IV, Item 14(c) Exhibits.)

ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

     Reference is made to Page 1 ("Selected Financial Data") of the Registrant's 2001 Annual Report to Shareholders filed as Exhibit 13 hereto and incorporated herein by reference. (See Part IV, Item 14(c) Exhibits.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATION
--------------------------------------------------------------------------------

     Reference is made to Page 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of the Registrant's 2001 Annual Report to Shareholders filed as Exhibit 13 hereto and incorporated herein by reference. (See Part IV, Item 14(c) Exhibits.)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

     Reference is made to Page 5 ("Quantitative and Qualitative Disclosures about Market Risk") of the Registrant's 2001 Annual Report to Shareholders filed as Exhibit 13 hereto and incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

     The following Consolidated Financial Statements are incorporated herein by reference to Pages 7 to 21 of the Registrant's Annual Report to Shareholders for the year ended January 31, 2001:

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheets - January 31, 2001 and 2000

     Consolidated Statements of Income for the years ended January 31, 2001, 2000 and 1999

     Consolidated Statement of Stockholders' Equity for the years ended January 31, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows for the years ended January 31, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

     See the information under the caption "Election of Directors" in the Company's Proxy Statement relating to the 2001 Annual Meeting of Stockholders ("Proxy Statement"), which information is included in Exhibit 20 hereto and incorporated herein by reference. (See Part IV, Item 14(c) Exhibits.)

     The following table sets forth the names and ages of all executive officers of the Company, and all positions and offices within the Company presently held by such executive officers. None of the directors, executive officers or nominees for director has any family relationship with any other director, executive officer or nominee for director of the Company.

Name                   Age    Position Held
-------------------    ---    ---------------------------------------------
Raymond J. Smith       62     Chairman of the Board, President and Director
Christopher J. Ryan    49     Executive Vice President, General Counsel,
                              Secretary and Director
Harvey Pride, Jr.      54     Vice President - Manufacturing
James M. McCormick     53     Vice President and Treasurer

     Mr. Smith, a co-founder of the Company, has been Chairman of the Board and President since its incorporation. Prior to 1982, he was employed for 16 years by Disposables, Inc., a manufacturer of disposable garments, first as sales manager, then as Executive Vice President and subsequently as President and Director.

     Mr. Christopher J. Ryan has served as Executive Vice President and director since May, 1986, Secretary since April 1991and General Counsel since February 2000. From October 1989 until February 1991 Mr. Ryan was employed by Sands Brothers & Co. Ltd. and Rodman & Renshaw, Inc., both investment banking firms. Prior to that, he was an independent consultant with Laidlaw Holding Co., Inc., an investment banking firm, from January 1989 until September 1989. From February, 1987 to January, 1989 he was employed as the Managing Director of Corporate Finance for Brean Murray, Foster Securities, Inc.

     Mr. Pride has been Vice President of the Company since May 1986. He was Vice President of Ryland (the Company's former subsidiary) from May 1982 to June 1986, and President of Ryland until its merger into Lakeland on January 31, 1990.

     Mr. McCormick has been Vice President and Treasurer since May 1986. Between January 1986 and May 1986 he was the Company's Controller.

ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

     See information under the caption "Compensation of Executive Officers" in the Company's Proxy Statement, which information is included in Exhibit 20 hereto and incorporated herein by reference. (See Part IV, Item 14(c) Exhibits.)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT
--------------------------------------------------------------------------------

     See the information under the caption "Voting Securities and Stock Ownership of Officers, Directors and Principal Stockholders" in the Company's Proxy Statement, which information is included in Exhibit 20 hereto and incorporated herein by reference. (See Part IV, Item 14(c) Exhibits.)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

     See the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, which information is incorporated herein by reference. (See Part IV, Item 14(c) Exhibits.)

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8 - K
--------------------------------------------------------------------------------

     (a) Index to Consolidated Financial Statements and Schedule:

     1. Financial Statements:

          The following Consolidated Financial Statements of the Registrant are incorporated herein by reference to the Registrant's Annual Report to Shareholders for the year ended January 31, 2001, as noted in Item 8 hereof:

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheets - January 31, 2001 and 2000

     Consolidated Statements of Income for the years ended January 31, 2001, 2000 and 1999

     Consolidated Statement of Stockholders' Equity for the years ended January 31, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows for the years ended January 31, 2001, 2000 and 1999

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

     (b) Reports on Form 8 - K.

     No report on Form 8 - K has been filed for the quarter ended January 31, 2001.

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

        10 (k) Employment agreement between the Company and Christopher J. Ryan, dated February 1, 2000.

        10 (l) Loan agreement dated March 9, 2001 between the Company and Merrill Lynch.

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

        10 (n) Agreement dated June 17, 1993 between the Company and Madison Manpower and Mobile Storage, Inc.

        10 (o) Lease Agreement between River Group Holding Co., LLP, as lessor, and the Company, as lessee, dated June 1, 1999.

        10 (p) Lease Agreement between Harvey Pride, Jr., as lessor, and the Company, as lessee, dated March 1, 1999.

        10 (q) Term loan and security agreement between the Company and Merrill Lynch, dated November 1, 1999.

        10 (r) Employment Agreement between the Company and James M. McCormick dated February 2,2000.

        11       Consent of Grant Thornton LLP dated April 6,2001***

        13       Annual Report to Shareholders for the year ended January 31,
                 2001

        20 Proxy Statement of the Registrant for Annual Meeting of Stockholders - June 20, 2001

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

----------

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2001                 LAKELAND INDUSTRIES, INC.
                                      By:

                                      /s/ Raymond J. Smith

                                      Raymond J. Smith,
                                      Chairman of the Board
                                      and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Raymond J. Smith              Chairman of the Board          April 30, 2001
---------------------------       President and Director
Raymond J. Smith                  (Principal Executive Officer)


/s/ Christopher J. Ryan           Executive V.P.-Finance         April 30, 2001
---------------------------       & Secretary and Director
Christopher J. Ryan


/s/ James M. McCormick            Vice President and Treasurer   April 30, 2001
---------------------------       (Principal Financial and
James M. McCormick                Accounting Officer)


/s/ Eric O. Hallman
---------------------------       Director                       April 30, 2001
Eric O. Hallman


/s/ John J. Collins, Jr.
---------------------------       Director                       April 30, 2001
John J. Collins, Jr.


/s/ Walter J. Raleigh             Director                       April 30, 2001
---------------------------
Walter J. Raleigh

                            Lakeland Industries, Inc.
                                and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                   Column A         Column B        Column C        Column D          Column E
                                   --------         --------        --------        --------          --------


                                                              Additions
                                                    --------------------------
                                   Balance at       Charged to      Charged to                         Balance at
                                   beginning        costs and       other                              end of
                                   of period        expenses        accounts       Deductions          period

Year ended January 31, 2001
Allowance for doubtful
accounts (a)                        $200,000        $ 30,176                        $ 9,176 (b)        $221,000
                                    ========        ========                        ===========        ========

Year ended January 31, 2000
Allowance for doubtful
accounts (a)                        $200,000        $ 20,700                        $20,700 (b)        $200,000
                                    ========        ========                        ===========        ========

Year ended January 31, 1999
      Allowance for doubtful
      accounts (a)                  $203,000        $ 60,263                        $63,263 (b)        $200,000
                                    ========        ========                        ===========        ========

-----------
(a)   Deducted from accounts receivable.
(b)   Uncollectible accounts receivable charged against allowance.