Form 10-Q
period 2001-04-30
LAKELAND INDUSTRIES INC
filed 2001-06-11
CIK 798081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 2001

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

     Common Stock, $.01 par value, outstanding at June 11, 2001 - 2,655,000 shares.

                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

     The following information of the Registrant and its subsidiaries is submitted herewith:


PART I - FINANCIAL INFORMATION:

Item 1.    Financial Statements:

                                                                                                                Page
                                                                                                                ----
           Introduction .........................................................................................1
           Condensed Consolidated Balance Sheets - April 30, 2001 and January 31, 2001...........................2
           Condensed Consolidated Statements of Income for the
           Three Months Ended April 30, 2001 and 2000............................................................3
           Condensed Consolidated Statement of Stockholders' Equity - Three Months Ended April 30, 2001..........4
           Condensed Consolidated Statements of Cash Flows - Three Months Ended April 30, 2001 and 2000..........5
           Notes to Condensed Consolidated Financial Statements..................................................6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................8

PART II - OTHER INFORMATION:

Item 6.    Exhibits and Reports on Form 8-K    ...............................................................None
Signatures ......................................................................................................9

                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES


PART I -  FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements:

   Introduction

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2001.

     The results of operations for the three month periods ended April 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


           ASSETS                                              April 30,                   January 31,
                                                                 2001                         2001
                                                              (Unaudited)             (Derived from audited
                                                                                      financial statements)

      Current Assets:
Cash and cash equivalents...................................   $1,036,380                    $784,578
Accounts receivable, net of allowance for
  doubtful accounts of $221,000 at April 30, 2001
  and January 31, 2001......................................   10,424,834                  10,858,288
Inventories ................................................   22,872,503                  22,710,083
Prepaid income taxes .......................................      219,026                     461,113
Deferred income taxes ......................................      624,000                     624,000
Other current assets .......................................      557,772                     660,777
                                                             ------------                ------------
         Total current assets...............................   35,734,515                  36,098,839

Property and equipment, net of accumulated
  depreciation of $3,829,000 at April 30, 2001
  and $3,689,000 January 31, 2001...........................    1,864,631                   1,978,070
Excess of cost over fair value of net assets acquired,
  net of accumulated amortization
  of $291,000 at April 30, 2001 and
  $276,000 at January 31, 2001..............................      263,825                     268,822
Other assets................................................      370,841                     282,235
                                                             ------------                ------------
                                                             $ 38,233,812                $ 38,627,966
                                                             ============                ============

LIABILITIES  AND STOCKHOLDERS' EQUITY

     Current Liabilities:

Accounts payable............................................   $4,299,503                  $6,490,447
Current portion of long-term liabilities....................   14,439,968                  12,935,416
Accrued expenses and other current liabilities..............      730,577                     626,115
                                                             ------------                ------------
     Total current liabilities..............................   19,470,048                  20,051,978
Long-term liabilities ......................................    1,479,826                   1,981,476
Deferred income taxes.......................................       58,000                      58,000

Commitments and Contingencies

Stockholders' Equity
  Preferred stock, $.01 par; authorized
  1,500,000 shares (none issued)
  Common stock, $.01 par; authorized 10,000,000
  shares; issued and outstanding
  2,646,000 shares at April 30, 2001
     and at January 31, 2001................................       26,460                      26,460
Additional paid-in capital..................................    6,140,221                   6,140,221
Retained earnings...........................................   11,059,257                  10,369,831
                                                             ------------                 -----------
     Total stockholders' equity.............................   17,225,938                  16,536,512
                                                             ------------                 -----------
                                                             $ 38,233,812                 $38,627,966
                                                             ============                 ===========


     See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                      April 30,

                                                                                          2001                        2000
                                                                                          ----                        ----
Net Sales ..................................................................          $ 19,434,522                $ 22,106,914
Cost of Goods Sold .........................................................            16,037,460                  18,752,585
                                                                                      ------------                ------------
Gross Profit ...............................................................             3,397,062                   3,354,329
Operating Expenses .........................................................             2,178,767                   2,090,581
                                                                                      ------------                ------------
Operating Profit ...........................................................             1,218,295                   1,263,748
Other Income, net ..........................................................                 6,929                       9,991
Interest Expense ...........................................................              (269,205)                   (286,241)
                                                                                      ------------                ------------
Income before income taxes .................................................               956,019                     987,498
Provision for income taxes .................................................               266,593                     326,575
                                                                                      ------------                ------------
Net Income .................................................................          $    689,426                $    660,923
                                                                                      ============                ============

Net income per common share
         Basic .............................................................          $        .26                $        .25
                                                                                      ============                ============
         Diluted ...........................................................          $        .26                $        .25
                                                                                      ============                ============

Weighted average common shares outstanding
         Basic .............................................................             2,646,000                   2,644,000
                                                                                      ============                ============
         Diluted ...........................................................             2,661,987                   2,657,205
                                                                                      ============                ============

See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                        Three months ended April 30, 2001

                                                                  Additional
                                          Common Stock             Paid-in       Retained
                                       Shares       Amount         Capital       Earnings       Total
                                       ------       ------         -------       --------       -----
Balance, January 31, 2001           2,646,000      $26,460       $6,140,221    $10,369,831   $16,536,512
Net income                                                                         689,426       689,426
                                    ---------      -------       ----------    -----------   ------------
Balance, April 30, 2001             2,646,000      $26,460       $6,140,221    $11,059,257   $17,225,938
                                    =========      =======       ==========    ===========   ============

See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      THREE MONTHS ENDED
                                                                                          April 30,

                                                                                    2001                2000
                                                                                    ----                ----
Cash Flows from Operating Activities:
Net Income .............................................................        $   689,426         $   660,923
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization ..........................................            147,477             173,085
(Increase) decrease in accounts receivable .............................            433,454          (2,045,839)
(Increase) decrease in inventories .....................................           (162,420)          2,704,691
(Increase) decrease in other current assets ............................            345,092            (170,700)
(Increase) decrease in other assets ....................................            (88,606)           (220,815)
Increase (decrease) in accounts payable, accrued
  expenses and other current liabilities,
  and other liabilities ................................................         (2,073,982)           (996,699)
                                                                                -----------         -----------


Net cash (used in) provided by operating activities ....................           (709,559)            104,646

Cash Flows from Investing Activities -
Purchases of property and equipment ....................................            (29,041)           (277,978)

Cash Flows from Financing Activities:
Net borrowings under loan agreements ...................................            990,402             138,446
                                                                                -----------         -----------
Net increase (decrease) in cash ........................................            251,802             (34,886)
Cash and cash equivalents at beginning of period .......................            784,578             650,541
                                                                                -----------         -----------
Cash and cash equivalents at end of period .............................        $ 1,036,380         $   615,655
                                                                                ===========         ===========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest ..........................................................        $   175,068         $   193,646
                                                                                ===========         ===========
     Income taxes ......................................................        $         0         $    48,500
                                                                                ===========         ===========

See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Business

     Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, is engaged primarily in the manufacture of personal safety protective work clothing. The principal market for the Company's products is the United States. No customer accounted for more than 10% of net sales during the three month periods ended April 30, 2001 and 2000.

2.   Principles of Consolidation

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

C.   Inventories:

          Inventories consist of the following:

                                                           April 30,                January 31,
                                                             2001                      2001
                                                             ----                      ----
 Raw materials........................................    $ 4,504,821              $ 4,088,498
 Work-in-process......................................      4,229,368                6,467,779
 Finished goods.......................................     14,138,314               12,153,806
                                                          -----------              -----------
                                                          $22,872,503              $22,710,083
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

The following table sets forth the computation of basic and diluted earnings per share at April 30.

                                                                      2001               2000
                                                                      ----               ----
Numerator
             Net income                                            $689,426            $660,923
                                                                   ========            ========
    Denominator

             Denominator for basic earnings per share
                 (Weighted-average shares)                        2,646,000           2,644,000

             Effect of dilutive securities:
                 Stock options                                       15,987              13,205
                                                                     ------              ------
    Denominator for diluted earnings per share
             (adjusted weighted-average shares) and
             assumed conversions                                  2,661,987           2,657,205
                                                                  =========           =========

    Basic earnings per share                                           $.26                $.25
                                                                       ====                ====
    Diluted earnings per share                                         $.26                $.25
                                                                       ====                ====

Options to purchase 3,000 shares of the Company's common stock have been excluded for the three months ended April 30, 2001 and 2000 as their inclusion would be antidilutive.

E.   Revolving Credit Facility:

     At April 30, 2001, the balance outstanding under the Company's secured $14 million revolving credit facility amounted to $13,365,368. This facility expires on October 31, 2001. Borrowings under the facility bear interest at a rate per annum equal to the one-month LIBOR or the 30-day commercial paper rate, as defined, plus 1.75%. The Company is presently in the process of negotiating the renewal of the facility. At April 30, 2001, the balance outstanding under the Company's five year term loan is $2,059,657. The term loan is payable in monthly installments of $89,550, plus interest payable at the 30-day commercial paper rate, plus 2.45%. The credit facility and term loan contain financial covenants, including, but not limited to, minimum levels of earnings and maintenance of minimum tangible net worth and other certain ratios at all times.

F.   Major Supplier

     The Company purchased approximately 84.4% of its raw materials from one supplier under licensing agreements during the three month period ended April 30, 2001. The Company expects this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; although, the Company's competitive position in the marketplace could be affected.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Three months ended April 30, 2001 compared to the three months ended April 30, 2000:

     Net Sales. Net sales for the three months ended April 30, 2001 decreased $2,672,000 or 12.1% to $19,435,000 from $22,107,000 reported for the three months ended April 30, 2000. The decrease in sales was principally attributable to the Company's filling customer orders in the month of January just prior to the February 1, 2001 sales price increase. Sales for the last month of the prior fiscal year were therefore higher than normal. This industry continues to be highly competitive.

     Gross Profit. Gross profit for the quarter ended April 30, 2001 increased by $43,000 or 1.3% to $3,397,000 from $3,354,000 for the quarter ended April 30,
2000. Gross profit as a percentage of net sales increased to 17.5% for the three months ended April 30, 2001 from 15.2% reported for the prior year, principally due to the increase in selling prices, offset partially by an increase in the cost of raw materials (from a major supplier).

     Operating Expenses. Operating expenses for the quarter ended April 30, 2001 increased by $88,000 or 4.2% to $2,179,000 or 11.2% of net sales, from $2,091,000 or 9.5% of net sales, for the quarter ended April 30, 2000. Operating expenses increased principally as a result of increased freight costs, consulting expense, R&D expense, insurance expense and currency fluctuation expense.

     Interest Expense. Interest expense decreased primarily due to lower interest costs reflecting a decrease in average borrowings under the Company's credit facilities and decreasing interest rates.

     Income Tax Expense. The effective tax rate for the three months ended April 30, 2001 and 2000 of 28% and 33%, respectively, deviates from the Federal statutory rate of 34%, which is primarily attributable to differing foreign tax rates and state income taxes.

     Net Income. As a result of the foregoing, net income increased to $689,000 for the three months ended April 30, 2001 or 4.2% from net income of $661,000 for the three months ended April 30, 2000.

LIQUIDITY and CAPITAL RESOURCES

     Liquidity and Capital Resources. The Company's working capital is equal to $16,264,000 at April 30, 2001. The Company's primary sources of funds for conducting its business activities have been from cash flow provided by operations and borrowings under its credit facilities. The Company requires liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with sales growth and, to a lesser extent, for capital expenditures.

     Net cash used in operating activities was $710,000 for the quarter ended April 30, 2001 and was due primarily to a decrease in accounts receivable of $433,000 and net income from operations of $689,000, offset by a decrease in accounts payable of $2,074,000.

     Net cash provided by financing activities of $990,000 was primarily attributable to net borrowings during the quarter in connection with the term loan and revolving credit facility.

     The revolving credit facility permits the Company to borrow up to a maximum of $14 million. The revolving credit agreement expires on October 31, 2001 and has therefore been classified as a short-term liability in the accompanying balance sheet at April 30, 2001. Borrowings under the revolving credit facility amounted to approximately $13,365,000 at April 30, 2001. The $3 million term-loan agreement entered into in November 1999 has an outstanding balance of $2,060,000 and expires on March 31,2003.

     The Company believes that cash flow from operations and the revolving credit facility (upon renewal) will be sufficient to meet its currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

Foreign Currency Activity

     The Company's foreign exchange exposure is principally limited to the relationship of the U.S. Dollar to the Mexican Peso, Canadian Dollar and the Chinese RMB.

Item 6.  Exhibits and Reports on Form 8-K:

         a -  None

         b - No reports on Form 8-K were filed during the three-month period ended April 30, 2001

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


                                      LAKELAND INDUSTRIES, INC.
                                      ---------------------------
                                               (Registrant)


Date:  June 11, 2001                  Raymond J. Smith
                                      -----------------------------------------
                                      Raymond J. Smith,
                                      President and Chief Executive Officer




Date:  June 11, 2001                  James M. McCormick
                                      -----------------------------------------
                                      James M. McCormick,
                                      Vice President and Treasurer
                                      (Principal Accounting Officer)