Form 10-Q
period 2001-07-31
LAKELAND INDUSTRIES INC
filed 2001-09-13
CIK 798081

FORM 10-Q - QUARTERLY REPORT
                          UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 2001
                                                -------------
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

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

     Common Stock, $.01 par value, outstanding at September 13, 2001 - 2,655,000 shares.

                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

     The following information of the Registrant and its subsidiaries is submitted herewith:


PART I - FINANCIAL INFORMATION:
Item 1.  Financial Statements:
                                                                                                      Page
                                                                                                      ----
         Introduction ..................................................................................1
         Condensed Consolidated Balance Sheets - July 31, 2001 and January 31, 2001.....................2
         Condensed Consolidated Statements of Income - Three Months
         and Six Months Ended July 31, 2001 and 2000....................................................3
         Condensed Consolidated Statement of Stockholders' Equity
         for the Six Months Ended July 31, 2001.........................................................4
         Condensed Consolidated Statements of Cash Flows -  Six Months
         Ended July 31, 2001 and 2000...................................................................5
         Notes to Condensed Consolidated Financial Statements...........................................6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........9

PART II - OTHER INFORMATION:
Item 6.  Exhibits and Reports on Form 8-K..............................................................10
         Signatures....................................................................................11

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

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              July 31,          January 31,
ASSETS                                                                          2001                2001
                                                                             (Unaudited)   (Derived from audited
                                                                                            financial statements)
         Current Assets:
Cash and cash equivalents.....................................................$1,250,796        $   784,578
Accounts receivable, net of allowance for
  and doubtful accounts of $221,000 at
  July 31, 2001 and January 31, 2001 ..........................................8,306,629         10,858,288
Inventories ..................................................................22,825,090         22,710,083
Prepaid income taxes ............................................................236,345            461,113
Deferred income taxes ...........................................................624,000            624,000
Other current assets ............................................................686,278            660,777
                                                                             -----------        -----------
               Total current assets...........................................33,929,138         36,098,839
Property and equipment, net of accumulated
  depreciation of $3,972,000 at July 31, 2001
  and $3,689,000 at January 31, 2001...........................................1,745,367          1,978,070
Excess of cost over fair value of net assets
  acquired, net of accumulated amortization
  of $286,000 at July 31, 2001 and
  $276,000 at January 31, 2001...................................................258,828            268,822
Other assets ....................................................................467,533            282,235
                                                                             -----------        -----------
                                                                             $36,400,866        $38,627,966
                                                                             ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
        Current Liabilities:
Accounts payable..............................................................$4,682,852        $ 6,490,447
Current portion of long-term liabilities......................................11,925,178         12,935,416
Accrued expenses and other current liabilities ..................................720,726            626,115
                                                                             -----------        -----------
        Total current liabilities.............................................17,328,756         20,051,978
Long-term liabilities .........................................................1,223,675          1,981,476
Deferred income taxes ............................................................58,000             58,000

Commitments and Contingencies

Stockholders' Equity
  Preferred stock, $.01 par;
  1,500,000 shares authorized; none issued
  Common stock, $.01 par;
  10,000,000 shares authorized;
  2,655,000 and 2,646,000 shares issued and outstanding
  at July 31, 2001 and January 31, 2001, respectively.............................26,550             26,460
Additional paid-in capital.....................................................6,174,781          6,140,221
Retained earnings ............................................................11,589,104         10,369,831
                                                                             -----------        -----------
        Total stockholders' equity ...........................................17,790,435         16,536,512
                                                                             -----------        -----------
                                                                             $36,400,866        $38,627,966
                                                                             ===========        ===========

           See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                        STATEMENTS OF INCOME (UNAUDITED)

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         July 31,                      July 31,
                                                  2001           2000            2001             2000
Net Sales.....................................$17,932,070     $18,109,038     $37,366,593      $40,215,952
Cost of Goods Sold.............................14,719,315      14,890,382      30,756,775       33,642,967
                                               ----------     -----------      ----------      -----------
Gross Profit....................................3,212,755       3,218,656       6,609,818        6,572,985
Operating Expenses..............................2,402,070       2,438,637       4,580,838        4,529,218
                                                ---------      ----------       ---------       ----------
Operating Profit..................................810,685         780,019       2,028,980        2,043,767
Other Income, net ..................................4,576           9,286          11,505           19,278
Interest Expense.................................(228,288)       (323,059)       (497,493)        (609,300)
                                                 ---------       ---------       ---------       ----------
Income before Income Taxes   .....................586,973         466,246       1,542,992        1,453,745
Provision for Income Taxes.........................57,126          90,157         323,719          416,732
                                                   ------         -------         -------         --------
Net Income ......................................$529,847       $ 376,089      $1,219,273       $1,037,013
                                                 ========       =========      ==========       ==========
Net Income per common share:
        Basic........................................$.20           $ .14            $.46            $ .39
                                                     ====           =====            ====            =====
        Diluted......................................$.20           $ .14            $.46            $ .39
                                                     ====           =====            ====            =====
Weighted average common shares outstanding:
        Basic...................................2,647,565       2,645,783       2,646,783        2,644,891
                                                =========      ==========       =========       ==========
        Diluted.................................2,671,854       2,673,841       2,666,921        2,665,523
                                                =========      ==========       =========       ==========


See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                         Six months ended July 31, 2001


                                                               Additional
                                        Common stock            paid-in          Retained
                                    Shares        Amount        capital          earnings           Total
                                    ------        ------        -------          --------           -----
Balance, January 31, 2001         2,646,000       $26,460      $6,140,221       $10,369,831      $16,536,512
Net income                                                                        1,219,273        1,219,273
Exercise of stock options             9,000            90          34,560                             34,650
                                -----------       -------      ----------       -----------      -----------
Balance, July 31, 2001            2,655,000       $26,550      $6,174,781       $11,589,104      $17,790,435
                                ===========       =======      ==========       ===========      ===========


See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                 July 31,
                                                                                        2001                 2000
                                                                                        ----                 ----
Cash Flows from Operating Activities:
Net income ..........................................................................$1,219,273           $1,037,013
Adjustments to reconcile net income  to net cash provided
   by (used in) operating activities:
Provision for bad debts .................................................................68,727               21,000
Deferred income taxes    ....................................................................--               89,000
Depreciation and amortization...........................................................293,446              340,756
(Increase) decrease  in accounts receivable...........................................2,482,932               (2,202)
(Increase) decrease in inventories.....................................................(115,007)           2,193,742
(Increase) decrease in prepaid income taxes and other current assets.....................199,267           (174,558)
(Increase) decrease in other assets....................................................(185,298)            (204,913)
(Increase) decrease in accounts payable, accrued
  expenses and other liabilities.....................................................(1,712,984)          (2,569,668)
                                                                                     -----------         ------------
Net cash  provided by (used in) operating
  activities..........................................................................2,250,356              730,170

Cash Flows from Investing Activities:
Purchases of property and equipment ....................................................(50,749)            (597,384 )

Cash Flows from Financing Activities:
Proceeds from exercise of stock options..................................................34,650                7,750
Net borrowings (reductions) under loan agreements....................................(1,459,838)             430,471
Repayments of term loan................................................................(308,201)            (300,000)
                                                                                        --------            ---------
Net cash provided by (used in) financing activities..................................(1,733,389)             138,221
                                                                                     -----------            --------

Net increase (decrease) in cash.........................................................466,218              271,007
Cash and cash equivalents at beginning of period....................................... 784,578              650,541
                                                                                        -------             --------
Cash and cash equivalents at end of period...........................................$1,250,796            $ 921,548
                                                                                     ==========            =========

Supplemental disclosures of cash flow information: Cash paid during period for:
    Interest...........................................................................$497,493            $ 609,300
                                                                                       ========            =========
    Income taxes...................................................................... $175,000             $190,000
                                                                                      =========             ========

See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
1. Business

         Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, is engaged primarily in the manufacture of personal safety protective work clothing. The principal market for the Company's products is the United States. No customer accounted for more than 10% of net sales during the six month periods ended July 31, 2001 and 2000.

2. Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2001. The results of operations for the three-month and six-month periods ended July 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

3. Principles of Consolidation

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

4. Inventories

Inventories consist of the following:
                                                  July 31,          January 31,
                                                   2001                2001
                                                   ----                ----
                Raw materials...................$5,071,120          $4,088,498
                Work-in-process..................4,430,048           6,467,779
                Finished goods................. 13,323,922          12,153,806
                                               -----------          ----------
                                              $ 22,825,090         $22,710,083
                                              ================================


Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.
                                                                               6

5. Earnings Per Share

         Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The diluted earnings per share calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise based on the average price during the period.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                     Three Months Ended              Six Months Ended
                                                                          July 31,                        July 31,
                                                                    2001            2000           2001             2000
                                                                    ----            ----           ----             ----
Numerator
       Net income                                                $  529,847      $  376,089      $1,219,273      $1,037,013
                                                                 ==========      ==========      ==========      ==========
Denominator
       Denominator for basic earnings per share
              (Weighted-average shares)                           2,647,565       2,645,783       2,646,783       2,644,891
       Effect of dilutive securities:
              Stock options                                          24,289          28,058          20,138          20,632
                                                                 ----------      ----------      ----------      ----------
Denominator for diluted earnings per share
                     (adjusted weighted-average shares) and
                     assumed conversions                          2,671,854       2,673,841       2,666,921       2,665,523
                                                                 ==========      ==========      ==========      ==========
       Basic earnings per share                                  $      .20      $      .14      $      .46      $      .39
                                                                 ==========      ==========      ==========      ==========
       Diluted earnings per share                                $      .20      $      .14      $      .46      $      .39
                                                                 ==========      ==========      ==========      ==========


         Excluded from the calculation of earnings per share are options to purchase 2,000 and 1,000 shares at July 31, 2001 and 2000, respectively, as their inclusion would have been anti dilutive.

6. Credit Facility

         At July 31, 2001, the balance outstanding under the Company's secured revolving credit facility, as amended on July 12, 2001, amounted to $10,850,578. This facility, which is based on a percentage of eligible accounts receivable and inventory, as defined, up to a maximum of $18 million, expires on July 31, 2002. Borrowings under the facility bear interest at a rate per annum equal to the one-month LIBOR rate, as defined, plus 2%. At July 31, 2001, the balance outstanding under the Company's term loan is $ 1,791,006. The term loan is payable in monthly installments of $89,500, plus interest payable at the 30-day commercial paper rate plus 2.45%. The credit facility and term loan are collateralized by substantially all of the assets of the Company and guaranteed by certain of the Company's subsidiaries. The credit facility and term loan contain financial covenants, including, but not limited to, minimum levels of earnings and maintenance of minimum tangible net worth and other certain ratios at all times. At July 31,2001, the Company received a waiver for non-compliance of a certain covenant.

7. Major Supplier

         The Company purchased approximately 80% of its raw materials from one supplier under licensing agreements during the six month period ended July 31, 2001. The Company expects this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; although, the Company's competitive position in the marketplace could be affected.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ITEM 2.
        Six months ended July 31, 2001 compared to the six months ended July 31, 2000.
               Net Sales. Net sales for the six months ended July 31, 2001 decreased $2,849,000 or 7.1% to $37,367,000 from $40,216,000 reported for the six months ended July 31,2000. The decrease in sales was principally attributable to general economic conditions and to the Company's filling customer orders in the month of January just prior to the February 1, 2001 sales price increase. Sales for the last month of the prior fiscal year were therefore higher than normal. This industry continues to be highly competitive.

               Gross Profit. Gross profit for the six months ended July 31, 2001 increased by $37,000 or .6% to $6,610,000 from $6,573,000 for the six months ended July 31, 2000. Gross profit as a percentage of net sales increased to 17.7% for the six months ended July 31, 2001 from 16.3% reported for the prior year, principally due to the increase in selling prices, offset partially by an increase in the cost of raw materials (from a major supplier).

               Operating Expenses. Operating expenses for the six months ended July 31, 2001increased by $52,000 or 1.1% to 4,581,000 or 12.3% of net sales from $4,529,000 or 11.3% of net sales for the six months ended July 31,2000. Operating expenses increased principally as a result of increased freight costs, R&D expense, and insurance expense.

               Interest Expense. Interest expense decreased primarily due to lower interest costs reflecting a decrease in average borrowings under the Company's credit facilities and decreasing interest rates.
               Income Tax Expense. The effective tax rate for the six months ended July 31, 2001 and 2000 of 20.98% and 28.67%, respectively, deviates from the Federal statutory rate of 34%, which is primarily attributable to differing foreign tax rates and state income taxes.

               Net Income. As a result of the foregoing, net income increased to $1,219,000 for the six months ended July 31, 2001 or 17.6% from net income of $1,037,000 for the six months ended July 31, 2000.

        Three months ended July 31, 2001 compared to the three months ended July 31, 2000.
               Net Sales. Net sales for three months ended July 31, 2001 decreased $177,000 or 1% to $17,932,000 from $18,109,000 reported for the three months ended July 31, 2000. The decrease in sales was principally attributable to overall economic conditions, partially offset by the February price increase. This industry continues to be highly competitive.

               Gross Profit. Gross profit for the quarter ended July 31, 2001 decreased by $6,000 or .2% to $3,213,000 from $3,219,000 for the quarter ended July 31, 2000. Gross profit as a percentage of net sales increased to 17.9% for the three months ended July 31, 2001 from 17.8% reported for the prior year, principally due to the increase in selling prices, offset by an increase in the cost of raw materials (from a major supplier).

               Operating Expenses. Operating expenses for the quarter ended July 31, 2001 decreased by $37,000 or 1.5% to $2,402,000 or 13.4% of net sales from
$2,439,000 or 13.5% of net sales for the quarter ended July 31, 2000. Operating expenses decreased principally as a result of decreased expenses related to a decrease in sales volume.

               Interest Expense. Interest expense decreased primarily due to lower interest costs reflecting a decrease in average borrowing under the Company's credit facilities and decreasing interest rates.

               Income Tax Expense. The effective tax rate for the three months ended July 31, 2001 and 2000 of 9.7% and 19.3%, respectively, deviates from the Federal statutory rate of 34%, which is primarily attributable to differing foreign tax rates and state income taxes.

               Net Income. As a result of the foregoing, net income increased to $530,000 for the three months ended July 31, 2001 or 40.1% from net income of $376,000 for the three months ended July 31, 2000.

LIQUIDITY and CAPITAL RESOURCES

      Liquidity and Capital Resources. The Company's working capital is equal to $16,600,000 at July 31, 2001. The Company's primary sources of funds for conducting its business activities have been from cash flow provided by operations and borrowings under its credit facilities. The Company requires liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with sales growth and, to a lesser extent, for capital expenditures.

         Net cash provided by operating activities was $2,250,000 for the six months ended July 31, 2001 and was due primarily to a decrease in accounts receivable of $2,483,000, offset by the decrease in accounts payable $1,713,000 and net income of $1,219,000.

        Net cash used in financing activities of $1,733,000 was primarily attributable to net borrowings of $1,460,000 during the six months in connection with the revolving credit facility, offset by repayments under the term loan of $308,000.

        The revolving credit facility permits the Company to borrow up to a maximum of $18 million. The revolving credit agreement expires on July 31, 2002 and has therefore been classified as a short-term liability in the accompanying balance sheet at July 31, 2001. Borrowings under the revolving credit facility amounted to approximately $10,851,000 at July 31, 2001. The $3 million term-loan agreement entered into in November 1999 has an outstanding balance of $1,791,000 and expires on March 31, 2003.

        The Company believes that cash flow from operations and the revolving credit facility will be sufficient to meet its currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

        Foreign Currency Activity. The Company's foreign exchange exposure is principally limited to the relationship of the U.S. Dollar to the Mexican Peso, the Chinese RMB and the Canadian Dollar.

Item 6. Exhibits and Reports on Form 8-K:
        a - None
        b - No reports on Form 8-K were filed during the three month period ended July 31, 2001.

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


                                         LAKELAND INDUSTRIES, INC.
                                         ---------------------------
                                                (Registrant)


Date:  September 13, 2001                /s/ Raymond J. Smith
                                         -------------------------------
                                         Raymond J. Smith,
                                         President and Chief Executive Officer




Date:  September 13, 2001                /s/ James M. McCormick,
                                         ------------------------
                                         James M. McCormick,
                                         Vice President and Treasurer
                                         (Principal Accounting Officer)