Form 10-Q
period 2001-10-31
LAKELAND INDUSTRIES INC
filed 2001-12-13
CIK 798081

FORM 10-Q - QUARTERLY REPORT
                          UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2001
                                    ----------------

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

Common Stock, $.01 par value, outstanding at December 14, 2001 - 2,684,600 shares.

                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

     The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:
Item 1.    Financial Statements:
                                                                                                             Page
                                                                                                             ----
           Introduction    ....................................................................................1
           Condensed Consolidated Balance Sheets - October 31, 2001 and January 31, 2001.......................2
           Condensed Consolidated Statements of Income - Three Months
           and Nine Months Ended October 31, 2001 and 2000.....................................................3
           Condensed Consolidated Statement of Stockholders' Equity
           for the Nine Months Ended October 31, 2001..........................................................4
           Condensed Consolidated Statements of Cash Flows -  Nine Months
           Ended October 31, 2001 and 2000.....................................................................5
           Notes to Condensed Consolidated Financial Statements................................................6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............9

PART II - OTHER INFORMATION:

Item 6.    Exhibits and Reports on Form 8-K  .................................................................10
           Signatures      ...................................................................................11

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

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                October 31,         January 31,
ASSETS                                                                             2001                2001
                                                                                (Unaudited)    (Derived from audited
                                                                                               financial statements)
      Current Assets:
Cash and cash equivalents ..................................................   $ 1,527,962          $   784,578
Accounts receivable, net of allowance for
  and doubtful accounts of $221,000 at
  October 31, 2001 and January 31, 2001 ....................................    10,341,494           10,858,288
Inventories ................................................................    23,533,132           22,710,083
Prepaid income taxes .......................................................            --              461,113
Deferred income taxes ......................................................       624,000              624,000
Other current assets .......................................................       721,599              660,777
                                                                               -----------          -----------
         Total current assets ..............................................    36,748,187           36,098,839
Property and equipment, net of accumulated
  depreciation of $4,076,000 at October 31, 2001
  and $3,689,000 at January 31, 2001 .......................................     1,918,365            1,978,070
Excess of cost over fair value of net assets
  acquired, net of accumulated amortization
  of $291,000 at October 31, 2001 and
  $276,000 at January 31, 2001 .............................................       253,831              268,822
Other assets ...............................................................       611,299              282,235
                                                                               -----------          -----------
                                                                               $39,531,682          $38,627,966
                                                                               ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
Accounts payable ...........................................................   $ 3,058,940          $ 6,490,447
Current portion of long-term liabilities ...................................    16,276,813           12,935,416
Accrued expenses and other current liabilities .............................       904,466              626,115
                                                                               -----------          -----------
     Total current liabilities .............................................    20,240,219           20,051,978
Long-term liabilities ......................................................       967,524            1,981,476
Deferred income taxes ......................................................        58,000               58,000

Commitments and Contingencies

Stockholders' Equity
  Preferred stock, $.01 par;
  1,500,000 shares authorized; none issued
  Common stock, $.01 par;
  10,000,000 shares authorized;
  2,684,600 and 2,646,000 shares issued and outstanding
  at October 31, 2001 and January 31, 2001, respectively ...................        26,846               26,460
Additional paid-in capital .................................................     6,266,085            6,140,221
Retained earnings ..........................................................    11,973,008           10,369,831
                                                                               -----------          -----------
     Total stockholders' equity ............................................    18,265,939           16,536,512
                                                                               -----------          -----------
                                                                               $39,531,682          $38,627,966
                                                                               ===========          ===========


     See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                        STATEMENTS OF INCOME (UNAUDITED)

                                                             THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                                 October 31,                                 October 31,
                                                          2001                 2000                  2001                  2000

Net Sales ..................................         $ 19,205,554          $ 15,761,937          $ 56,572,147          $ 55,977,890
Cost of Goods Sold .........................           16,201,359            13,352,630            46,958,134            46,995,597
                                                     ------------          ------------          ------------          ------------
Gross Profit ...............................            3,004,195             2,409,307             9,614,013             8,982,293
Operating Expenses .........................            2,127,275             1,951,746             6,708,113             6,480,965
                                                     ------------          ------------          ------------          ------------
Operating Profit ...........................              876,920               457,561             2,905,900             2,501,328
Other Income, net ..........................               88,634                13,519               100,139                32,796
Interest Expense ...........................             (201,369)             (312,978)             (698,862)             (922,278)
                                                     ------------          ------------          ------------          ------------
Income before Income Taxes .................              764,185               158,102             2,307,177             1,611,846
Provision for Income Taxes .................              380,281                 7,840               704,000               424,572
                                                     ------------          ------------          ------------          ------------
Net Income .................................         $    383,904          $    150,262          $  1,603,177          $  1,187,274
                                                     ============          ============          ============          ============
Net Income per common share:
     Basic .................................         $        .14          $        .06          $        .60          $        .45
                                                     ============          ============          ============          ============
     Diluted ...............................         $        .14          $        .06          $        .60          $        .45
                                                     ============          ============          ============          ============
Weighted average common shares outstanding:
     Basic .................................            2,676,234             2,646,000             2,656,600             2,645,261
                                                     ============          ============          ============          ============
     Diluted ...............................            2,703,778             2,673,185             2,678,891             2,668,077
                                                     ============          ============          ============          ============


See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                       Nine months ended October 31, 2001


                                                                                   Additional
                                                      Common stock                   paid-in            Retained
                                                Shares             Amount            capital            earnings            Total
                                                ------             ------            -------            --------            -----

Balance, January 31, 2001 ...........          2,646,000        $    26,460        $ 6,140,221        $10,369,831        $16,536,512
Net income ..........................                                                                   1,603,177          1,603,177
Exercise of stock options ...........             38,600                386            125,864                               126,250
                                             -----------        -----------        -----------        -----------        -----------
Balance, October 31, 2001 ...........          2,684,600        $    26,846        $ 6,266,085        $11,973,008        $18,265,939
                                             ===========        ===========        ===========        ===========        ===========


See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 NINE MONTHS ENDED
                                                                                                     October 31,

                                                                                              2001            2000
                                                                                              ----            ----
Cash Flows from Operating Activities:
Net income ...........................................................................    $ 1,603,177      $ 1,187,274
Adjustments to reconcile net income  to net cash provided
   by (used in) operating activities:
Provision for bad debts ..............................................................         79,576           21,000
Deferred income taxes ................................................................             --           89,000
Depreciation and amortization ........................................................        450,820          502,671
(Increase) decrease in accounts receivable ...........................................        437,218          508,844
(Increase) decrease in inventories ...................................................       (823,049)      (1,550,244)
(Increase) decrease in prepaid income taxes and other current assets .................        400,291         (552,040)
(Increase) decrease in other assets ..................................................       (329,064)        (198,912)
Increase (decrease) in accounts payable, accrued
  expenses and other liabilities .....................................................     (3,115,656)       2,394,982
                                                                                          -----------      -----------
Net cash  provided by (used in) operating
  activities .........................................................................     (1,296,687)       2,402,575
                                                                                          -----------      -----------

Cash Flows from Investing Activities:
Purchases of property and equipment ..................................................       (376,124)        (676,837)
                                                                                          -----------      -----------

Cash Flows from Financing Activities:
Proceeds from exercise of stock options ..............................................        126,250            7,750
Net borrowings (reductions) under loan agreements ....................................      2,866,797         (530,714)
Repayments of term loan ..............................................................       (576,852)        (650,000)
                                                                                          -----------      -----------
Net cash provided by (used in) financing activities ..................................      2,416,195       (1,172,964)
                                                                                          -----------      -----------

Net increase (decrease) in cash ......................................................        743,384          552,774
Cash and cash equivalents at beginning of period .....................................        784,578          650,541
                                                                                          -----------      -----------
Cash and cash equivalents at end of period ...........................................    $ 1,527,962      $ 1,203,315
                                                                                          ===========      ===========

Supplemental disclosures of cash flow information:
  Cash paid during period for:
    Interest .........................................................................    $   698,847      $   920,546
                                                                                          ===========      ===========
    Federal Income taxes .............................................................    $   357,500      $   560,000
                                                                                          ===========      ===========

See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Business

          Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, is engaged primarily in the manufacture of personal safety protective work clothing. The principal market for the Company's products is the United States. No customer accounted for more than 10% of net sales during the nine month periods ended October 31, 2001 and 2000.

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

          The results of operations for the three-month and nine-month periods ended October 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

4.   Inventories

         Inventories consist of the following:

                                            October 31,             January 31,
                                                 2001                   2001
                                             -----------            -----------
                  Raw materials ..           $ 6,640,971            $ 4,088,498
                  Work-in-process              3,646,080              6,467,779
                  Finished goods .            13,246,081             12,153,806
                                             -----------            -----------
                                             $23,533,132            $22,710,083
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

          The following table sets forth the computation of basic and diluted earnings per share:

                                                                  Three Months Ended             Nine Months Ended
                                                                        October 31,                   October 31,
                                                                  2001           2000           2001           2000
                                                               ----------     ----------     ----------     ----------
Numerator
                  Net income .............................     $  383,904     $  150,262     $1,603,177     $1,187,274
                                                               ==========     ==========     ==========     ==========
Denominator
                  Denominator for basic earnings per share
                      (weighted-average shares) ..........      2,676,234      2,646,000      2,656,600      2,645,261
                  Effect of dilutive securities:
                      Stock options ......................         27,544         27,185         22,291         22,816
                                                               ----------     ----------     ----------     ----------
Denominator for diluted earnings per share
                  (adjusted weighted-average shares) and
                  assumed conversions ....................      2,703,778      2,673,185      2,678,891      2,668,077
                                                               ==========     ==========     ==========     ==========
         Basic earnings per share ........................     $      .14     $      .06     $      .60     $      .45
                                                               ==========     ==========     ==========     ==========
         Diluted earnings per share ......................     $      .14     $      .06     $      .60     $      .45
                                                               ==========     ==========     ==========     ==========


     Excluded from the calculation of earnings per share are options to purchase 1,000 and 3,000 shares at October 31, 2001 and 2000, respectively, as their inclusion would have been anti dilutive.

6.   Credit Facility

     At October 31, 2001, the balance outstanding under the Company's secured revolving credit facility, as amended on July 12, 2001, amounted to $15,202,813. This facility, which is based on a percentage of eligible accounts receivable and inventory, as defined, up to a maximum of $18 million, expires on July 31, 2002. Borrowings under the facility bear interest at a rate per annum equal to the one-month LIBOR rate, as defined, plus 2%. At July 31, 2001, the balance outstanding under the Company's term loan is $1,522,355. The term loan is payable in monthly installments of $89,500, plus interest payable at the 30-day commercial paper rate plus 2.45% and expires on March 31, 2003. The credit facility and term loan are collateralized by substantially all of the assets of the Company and guaranteed by certain of the Company's subsidiaries. The credit facility and term loan contain financial covenants, including, but not limited to, minimum levels of earnings and maintenance of minimum tangible net worth and other certain ratios at all times. At October 31,2001, the Company received a waiver for non-compliance of a certain covenant.

7.   Major Supplier

     The Company purchased approximately 80% of its raw materials from one supplier under licensing agreements during the nine month period ended October 31, 2001. The Company has continued this supply relationship for between 16 and 19 years and expects this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; although, the Company's competitive position in the marketplace could be affected.

8.   Recent Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". The new standards require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long lived Assets", ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", while retaining many of the requirements of such statement. Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that this Statement will not have a material impact on the Company's financial position or results of operations.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
ITEM 2.

     Nine months ended October 31, 2001 compared to the nine months ended October 31, 2000.

     Net Sales. Net sales for the nine months ended October 31, 2001 increased $594,000 or 1.1% to $56,572,000 from $55,978,000 reported for the nine months ended October 31, 2000. The increase in sales was principally attributable to general economic conditions partially offset by the February 1, 2001 sales price increase. This industry continues to be highly competitive.

     Gross Profit. Gross profit for the nine months ended October 31, 2001 increased by $632,000 or 7% to $9,614,000 from $8,982,000 for the nine months ended October 31, 2000. Gross profit as a percentage of net sales increased to 17.0% for the nine months ended October 31, 2001 from 16.05% reported for the prior year, principally due to the increase in selling prices, offset partially by an increase in the cost of raw materials (from a major supplier).

     Operating Expenses. Operating expenses for the nine months ended October 31, 2001 increased by $227,000 or 3.5% to $6,708,000 or 11.9% of net sales from
$6,481,000 or 11.6% of net sales for the nine months ended October 31,2000. Operating expenses increased principally as a result of increased sales commissions, freight costs and R&D expense.

     Interest Expense. Interest expense decreased primarily due to lower interest costs reflecting a decrease in average borrowings under the Company's credit facilities and decreasing interest rates.

     Other Income, Net. Other income increased due to the receipt of $64,400 relating to the partial collection of an outstanding judgment.

     Income Tax Expense. The effective tax rate for the nine months ended October 31, 2001 and 2000 of 30.5% and 26.3%, respectively, deviates from the Federal statutory rate of 34%, which is primarily attributable to differing foreign tax rates and state income taxes.

     Net Income. As a result of the foregoing, net income increased to $1,603,000 for the nine months ended October 31, 2001 or up 35% from net income of $1,187,000 for the nine months ended October 31, 2000.

     Three months ended October 31, 2001 compared to the three months ended October 31, 2000.

     Net Sales. Net sales for three months ended October 31, 2001 increased $3,444,000 or 21.9% to $19,206,000 from $15,762,000 reported for the three months ended October 31, 2000. The increase in sales was principally attributable to the tragic events of September 11, 2001 which increased the demand for certain of our products. This event was partially offset by the February price increase. This industry continues to be highly competitive.

     Gross Profit. Gross profit for the quarter ended October 31, 2001 increased $595,000 or 24.7% to $3,004,000 from $2,409,000 for the quarter ended October 31, 2000. Gross profit as a percentage of net sales increased to 15.6% from the three months ended October 31, 2001 from 15.3% reported for the prior year, principally due to the increase in demand and in selling prices, offset by an increase in the cost of raw materials (from a major supplier) and a $150,000 reserve for a customs duty dispute by the Company's Canadian subsidiary.

     Operating Expenses. Operating expenses for the quarter ended October 31, 2001 increased by $175,000 or 9% to $2,127,000 or 11.1% of net sales from $1,952,000 or 12.4% of net sales for the quarter ended October 31, 2000. Operating expenses increased principally as a result of increased expenses (as mentioned above) related to increased sales volume.

     Interest Expense. Interest expense decreased primarily due to lower interest costs reflecting a decrease in average borrowings under the Company's credit facilities and decreasing interest rates.

     Other Income, Net. Other income increased due to the receipt of $64,400 relating to the partial collection of an outstanding judgment.

     Income Tax Expense. The effective tax rate for the three months ended October 31,2001 and 2000 of 49.8% and 5.0%, respectively, deviates from the Federal statutory rate of 34%, which is primarily attributable to differing foreign tax rates and state income taxes.

     Net Income. As a result of the foregoing, net income increased to $384,000 for the three months ended October 31, 2001 or up 156% from net income of $150,000 for the three months ended October 31, 2000.


LIQUIDITY and CAPITAL RESOURCES

     Liquidity and Capital Resources. The Company's working capital is equal to $16,508,000 at October 31, 2001. The Company's primary sources of funds for conducting its business activities have been from cash flow provided by operations and borrowings under its credit facilities. The Company requires liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with sales growth and, to a lesser extent, for capital expenditures.

     Net cash used in operating activities was $1,297,000 for the nine months ended October 31, 2001 and was due primarily to a decrease in accounts payable of $3,116,000, offset by net income of $1,603,000.

     The Company used net cash in investing activities of $376,000 during the nine months ended October 31, 2001 in connection with the purchase of equipment.

     Net cash provided by financing activities of $2,416,000 was primarily attributable to net borrowings of $2,904,000 during the nine months in connection with the revolving credit facility, offset by repayments under the term loan of $577,000.

     The revolving credit facility permits the Company to borrow up to a maximum of $18 million. The revolving credit agreement expires on July 31, 2002 and has therefore been classified as a short-term liability in the accompanying balance sheet at October 31, 2001. Borrowings under the revolving credit facility amounted to approximately $15,202,000 at October 31, 2001. The $3 million term-loan agreement entered into in November 1999 has an outstanding balance of $1,522,000 and expires on March 31, 2003.

     The Company believes that cash flow from operations and the revolving credit facility, upon its' anticipated renewal, will be sufficient to meet its currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

     Foreign Currency Activity. The Company's foreign exchange exposure is principally limited to the relationship of the U.S. Dollar to the Mexican Peso, the Chinese RMB and the Canadian Dollar.

Item 6.  Exhibits and Reports on Form 8-K:
         a -      None
         b -      No reports on Form 8-K were filed during the three month
                  period ended October 31, 2001.

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


                                          LAKELAND INDUSTRIES, INC.
                                          ---------------------------
                                                   (Registrant)


Date:  December 14, 2001                    /s/ Raymond J. Smith
                                          ---------------------------
                                          Raymond J. Smith,
                                          President and Chief Executive Officer




Date:  December 14, 2001                    /s/ James M. McCormick
                                          ---------------------------
                                          James M. McCormick,
                                          Vice President and Treasurer
                                          (Principal Accounting Officer)