Form 10-K
period 2002-01-31
LAKELAND INDUSTRIES INC
filed 2002-05-01
CIK 798081

FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended January 31, 2002

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

                    711-2 Koehler Ave., Ronkonkoma, NY 11779
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (631) 981-9700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $.01 Par Value
-------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S - K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - K or any
amendment to this Form 10 - K [   ].

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Exchange Act of 1934) of the Registrant, based upon the average high and low bid price of the Common Stock on NASDAQ on April 17, 2002 was approximately $14,941,656 (based on 1,624,093 shares held by non-affiliates). The number of shares outstanding of the Registrant's common stock, $.01 par value, on April 26, 2002 was 2,684,600.



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended January 31, 2002 are incorporated by reference in Items 5-7A of Part II and certain portions of the Registrant's Definitive Proxy Statement, for the Annual Meeting of Stockholders to be held June 19, 2002, are incorporated by reference in Items 10
- 13 of Part III of this Annual Report on Form 10-K.

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN STATEMENTS THAT ARE NOT HISTORICAL FACTS AND MAY BE FORWARD-LOOKING. SUCH STATEMENTS INVOLVE ESTIMATES, ASSUMPTIONS, RISKS AND UNCERTAINTIES. THERE IS NO ASSURANCE THAT FUTURE RESULTS WILL NOT DIFFER MATERIALLY FROM THOS EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO BE MATERIALLY DIFFERENT FROM THE FORWARD-LOOKING STATEMENTS WHICH ARE DISCLOSED THROUGHOUT THIS FORM 10-K.


                                     PART I

ITEM 1.  BUSINESS
--------------------------------------------------------------------------------

     Lakeland Industries, Inc. (the "Company") believes that it is a leading manufacturer of a comprehensive line of safety garments and accessories for the industrial safety and protective clothing industries in the United States. The Company's major product areas include disposable / limited use protective industrial garments, specialty safety and industrial work gloves, reusable woven industrial and medical apparel, fire and heat protective clothing along with protective systems for personnel, and body suits for use by toxic waste, and hazmat clean up teams and "first responders" to acts of terrorism. Products are manufactured both domestically and internationally by the Company and by contract manufacturers. Products are sold by Company personnel and 44 independent sales representatives, primarily to a network of 500 safety and mill supply distributors.

     The Company's protective garments are used primarily for: (i) safety and hazard protection, to protect the wearer from contaminants or irritants, such as, chemicals, pesticides, fertilizers, paint, grease, and dust and from limited exposure to hazardous waste and toxic chemicals including acids, asbestos, lead, and hydro-carbon's (PCB's) (ii) clean room environments, for the prevention of human contamination of manufacturing processes in clean room environments, (iii) hand and arm protection, to protect the wearer's hand and arms from lacerations, heat and chemical irritants without sacrificing manual dexterity or comfort,
(iv) heat and fire protection, to protect municipal fire fighters, military, airport and industrial fire fighting teams and for maintenance of "hot" equipment, such as, coke ovens, kilns, glass furnaces, refinery installations, and smelting plants, (v) protection from viral and bacterial microbiologicals, to protect the wearer from contagious diseases, such as AIDS and hepatitis, at hospitals, clinics and emergency rescue sites, and (vi) protection from highly concentrated and powerful chemical and biological toxins, to protect the wearer from toxic wastes at Super Fund sites, accidental toxic chemical spills or biological discharges, the handling of chemical or biological warfare weapons and the cleaning and maintenance of chemical, petro-chemical and nuclear facilities, and by first responders to acts of terrorism.

     These  products  are  manufactured,   distributed  and  sold  through  four
divisions and four wholly owned subsidiaries.

     The Company was incorporated in New York in 1982 and later reincorporated in Delaware in 1986. A new subsidiary, Fireland Industries, Inc. was formed during fiscal 1994 to act as Trustee and Sponsor of the Fireland Industries, Inc. Pension Plan. During fiscal 1998, the name of this subsidiary was changed to Laidlaw, Adams & Peck, Inc.

     Effective February 1, 1999, and October 1999 the China divisions, Weifang Lakeland Safety Products Co., Ltd., and MeiYang Protective Products Co., Ltd. were registered as enterprises in China and are accounted for as a wholly owned subsidiary of the Company and of the Company's subsidiary Laidlaw, Adams & Peck, Inc., respectively. Lakeland de Mexico S. A. de C.V. was incorporated in Mexico on September 13, 1995 and Lakeland Protective Wear, Inc. was incorporated in Canada on December 13, 1994. Both are accounted for as wholly owned subsidiaries of the Company.

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

     o increasing workmen's' compensation claims and large class action liability suits instituted by both present and prior employees for failure to be protected against hazardous agents found in the workplace.

     o The Federal Government's response to the events of September 11, 2001. Homeland Security legislation already passed, and additional legislation in House and Senate Conference Committees propose and provide for the release of close to a billion dollars for the purchase of equipment by fire, and police departments, emergency medical personnel, military and federal law enforcement personnel and other so called "first responders" to a terrorist threat or attack.

     In general, manufacturers of industrial and safety clothing were considered to be highly fragmented, since they consisted of a large number of closely held small family businesses. However, most of the companies that competed directly with Lakeland in disposable limited use protective garments have closed their doors over the last couple of years or sold their assets. Accordingly, the Company believes that the industries encompassed by disposable/limited use protective garments, industrial work gloves, reusable woven industrial and medical apparel and fire and heat protective clothing could present attractive acquisition opportunities.

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

Products - General

     The following table summarizes the principal products manufactured and/or sold by the Company, organized by the respective fabric's principal markets/uses therefore:


-------------------------------- ------------------------------ --------------------------- --------------------------------

Product                          Raw Material                   Protection Against          User Industry
-------------------------------- ------------------------------ --------------------------- --------------------------------
o Limited Use/Disposable          o Tyvek(TM)and                 Contaminants, irritants,    o Chemical/petrochemical
  Protective Clothing               TyvekQC(TM)laminates of      chemicals, fertilizers,       industries
                                    Polyethylene, MicromaxTM,    pesticides, acids,
                                    SMS,Polypropylene,           asbestos, PCB(s), lead      o Automotive and
                                    PyrolonTM,and other          and other hazardous           pharmaceutical industries
                                    non-woven fabrics            chemicals                   o Public utilities
                                                                                             o Government (Terrorist
                                                                                               Response)
                                                                                             o Janitorial
-------------------------------- ------------------------------ --------------------------- --------------------------------

o Gloves                          o Kevlar(TM)yarns              Cuts, lacerations, heat     o Chemical plants
o Arm guards                      o Spectra(TM)yarns             and chemical irritants      o Automotive, glass and
                                                                                               metal fabrication
                                                                                               industries
-------------------------------- ------------------------------ --------------------------- --------------------------------

o Fire fighting apparel           o Neoprene                     Fire, burns and excessive   o  Municipal, corporate
                                  o Nomex(TM)                    heat                           and volunteer fire
                                  o Gortex(TM)                                                  departments
                                  o Indura(TM)                                               o  Airport crash rescue
-------------------------------- ------------------------------ --------------------------- --------------------------------

o Heat protective                 o Aluminized Nomex(TM)         Fire, burns and excessive      Hot equipment maintenance
  aluminized fire suits           o Aluminized Kevlar(TM)        heat                           personnel and industrial fire
                                                                                                departments
-------------------------------- ------------------------------ --------------------------- --------------------------------

o Protective woven                o Cotton Polyester blends      o Protects                  o Hospital and
  reusable garments                                                manufactured products       Industrial Facilities
                                  o Cotton                         from human                o clean room
                                  o Polyester                      contamination or            environments
                                  o Staticsorb(TM)Carbon           static electrical         o Emergency Medical
                                    Thread C-3 Polyester           charge                      Ambulance Services
                                  o FR Cottons                   o Bacteria,
                                                                   viruses and blood
                                                                   borne pathogens
-------------------------------- ------------------------------ --------------------------- --------------------------------

o High end Chemical               o TyChem SL(TM)                Chemical spills             o Hazardous material
  protective suits                o TyChem TK(TM)                Toxic chemicals used in       teams
                                  o TyChem BR(TM)                manufacturing processes     o Chemical and nuclear
                                  o Other Company                Terrorist Threat or           industries-various uses
                                    patented Co-Polymer          Attacks.                    o Government (Terrorist
                                    Laminates                                                  Response)
-------------------------------- ------------------------------ --------------------------- --------------------------------

Limited Use/Disposable Protective Clothing

     The Company manufactures a complete line of disposable/limited use protective garments at its U.S., Mexican and Chinese assembly facilities. These garments are offered in coveralls, lab-coats, shirts, pants, hoods, aprons, sleeves and smocks. The Company offers these garments in a number of sizes and styles to fit the end users' needs. Limited-use garments can also be coated or laminated to increase splash protection against many inorganic acids, bases, and other liquid chemicals. Limited use garments are made from several non-woven fabrics including Tyvek(TM), TyvekQC(TM), TyChem SL(TM), TK(TM), and BR(TM), Pyrolon FR(TM), MicromaxTM and Safegard76TM, ZonegardTM, Body GuardTM, RyTexTM and TomTexTM which are made of polypropylene and polyethylene materials, laminates, and derivatives.

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

     The Company's limited use garments range in price from $.06 for disposable/limited use shoe covers to approximately $14.00 for TyChem SL(TM) laminated hood and booted coverall. The Company's largest selling item, a standard white limited-use Tyvek coverall, costs the end user approximately $2.75 to $3.75 per garment. By comparison, similar re-usable cloth coveralls range in price from $20.00 to $60.00, exclusive of significant laundering, maintenance and shrinkage expenses.

     The Company cuts, warehouses and sells its disposable/limited use garments primarily at its Decatur, Alabama and China facilities. The fabric is first cut into required patterns at this plant which is ISO 9001 certified. The cut fabric and any necessary accessories, such as zippers or elastic, are then obtained from the Company's plant by the Company's wholly owned assembly facilities or independent sewing contractors. The Company's assembly facilities in China or Mexico and independent contractors sew and package the finished garments at their own facilities and return them to the Company's plant, normally within one to eight weeks for immediate shipment to the customer.

     The Company presently utilizes over 11 independent sewing contractors under agreements that are terminable at will by either party. These contractors employ approximately 140 people full-time (both domestically and internationally) and operate and maintain their own industrial sewing machines. The Company believes that it is the only customer of the majority of its independent sewing contractors and considers its relations with such contractors to be excellent. In the fiscal year ended January 31, 2002, no independent sewing contractors accounted for more than 5% of the Company's production of disposable/limited use garments. The Company believes that it can obtain adequate alternative production capacity should any of its independent contractors become unavailable. The Company believes that its manufacturing system permits it considerable flexibility. Furthermore, by employing additional sewing contractors, the Company can increase production without substantial additional capital expenditures.

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

Gloves and Arm Guards

     The Company manufacturers and sells specially designed gloves and sleeves made from Kevlar(TM). The Company is one of five companies licensed in North America to sell 100% Kevlar(TM) gloves. Kevlar(TM) is a cut and heat resistant, high-strength lightweight, flexible and durable material produced by Dupont. Kevlar(TM), on an equivalent weight basis, is five times stronger than steel and has increasingly been used in manufacturing such diverse products as airplane fuselage components and bullet-resistant vests.

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

     The Company is devoting an increasing portion of its manufacturing capacity to the production of Kevlar(TM) , Spectra(TM) and Company patented yarns to make gloves, which carry a higher profit margin than commodity gloves. Spectra(TM) is a cut resistant fiber made by Honeywell. In order to maintain a full line of gloves, however, the Company intends to continue to produce or import commodity gloves as necessary to meet customer demand for its glove products. The Company believes that there are adequate and reliable foreign manufacturers available to meet the Company's import requirements of commodity gloves, if needed.

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

     The Company has applied for patents that allows its manufacturing process to build in additional hand protection in the areas of a glove where it is needed in various applications. Until now the same level of protection was uniform in the entire glove. For example, the top or back of a glove does not usually need the same thickness as the palm or thumb of a glove. Consequently, this patent will allow the company to produce its gloves more economically.


Heat Protective and Fire Fighting Apparel

     The Company's products protect individuals that must work in high heat environments and the Company has been the creator, innovator and inventor of protective systems for high heat or hazardous occupations for the last 14 years. The brand name FYREPEL(TM) is recognized nationally and internationally. The Company has completed an intensive redesign and engineering study to address the ergonomic needs of stressful occupations. The Company's protective aluminized fire suits include:

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

Protective Woven Reusable Garments

     The Company also manufactures and markets a line of reusable and washable woven cloth protective apparel which supplement the disposable / limited use garments, giving the Company access to the much larger woven industrial and health care related markets. Cloth reusable garments are more appropriate in certain situations or applications because of worker familiarity with and acceptance of these fabrics and woven cloth's heavier weight, durability and longevity. These products give the Company the flexibility to supply and satisfy a wider range of safety and customer needs. The Company designs and manufactures:

     o special anti-static apparel, primarily for the automotive industry (perceived as a premium-priced product)
     o clean room apparel as used in the most sophisticated semiconductor manufacturing facilities
     o    hospital garments for protection against blood borne pathogens
     o    jackets and bib overalls for use by emergency medical rescue teams

     The Company's reusable wovens range in price from $10 to $80 per garment.

     The Company manufactures and sells woven cloth garments at its facility in St. Joseph, Missouri. After the Company receives fabrics from suppliers, principally blends of polyester and cotton, the Company cuts and sews the fabrics at its own facilities to meet customer purchase orders.

High-End Chemical Protective Suits

     The Company manufactures heavy duty fully encapsulated chemical suits made from Dupont TyChem TK(TM) and TyChem BR(TM) fabrics. These suits are worn to protect the user from exposure to hazardous chemicals. Hazardous material teams or individuals use chemical suits for toxic cleanups, chemical spills, or in industrial, chemical and electronic plants. The Company's line of chemical suits range in cost from $24 per coverall to $1,926. The chemical suits can be used in conjunction with a fire protective shell manufactured by the Company which will protect the user from both chemical and flash fire hazards. The Company has also introduced four National Fire Protection Agency ("NFPA") approved garments for varying levels of protection required depending on field conditions:

     TyChem TK(TM) -  is a  co-polymer  film  laminated  to a  durable spunbonded substrate. It offers the broadest temperature range for limited use garments -25F to 225F degrees. TyChem TK(TM) meets all OSHA Level A requirements.
                      It is available in NFPA 1991-94 certified versions when worn with an aluminized over cover.

     TyChem BR(TM) -  meets all OSHA  Level B and all NFPA 1993  fabric
                      requirements  and  offers   excellent  splash   protection
                      against a wide array of chemicals.

     The Company manufactures chemical protective clothing at its facilities in Decatur, AL, St. Joseph, MO and Mexico. After the Company obtains fabrics such as TyChem TK(TM) and TyChem BR(TM), it designs, cuts, glues and/or sews the materials to meet customer purchase orders.

     Due to Homeland Security Measures and governmental funding of Personal Protective Equipment for "first responders" to terrorist threats or attack, the Company believes demand for these suits which protect against chemical, nuclear, and biological hazard will increase substantially over the next two years. Sales of TyChem TK(TM), TyChem SL & Coated Tyvek and and TyChem BR(TM) increased by 36.7% in the last fiscal year, with much of the increased sales coming in the four months after the events of September 11, 2001.

     The federal  government  through the Federal  Emergency  Management  Agency
(FEMA) has already allocated $360 Million to fire departments in the United States and its territories to purchase among other things "Personal Protective Equipment" which include two of the Company's product lines "Heat Protective and Fire Fighting Apparel" and "High-end Chemical Protective Suits". The Administration's proposed budget for Homeland Security includes an additional $337 Million for Bio-Defense Equipment and another $770 Million to purchase equipment for "first responders" such as fire, police, medical and military personnel. Such purchases of equipment will include Personal Protective Equipment made by the Company.

Quality Control

     To assure quality, Company employees monitor the sewing of disposable / limited use garments at its own Mexican and Chinese facilities and at the facilities of independent sewing contractors and also inspect the garment upon delivery to the Company's facilities. Finished product that is below standard is returned to the contractor for reworking. The Company has been required on a few occasions to return product to its independent sewing contractors. The Company conducts quality control inspections of its industrial gloves, cloth, fire and chemical garments throughout the manufacturing process. The Company's Alabama, Missouri, Mexico and China manufacturing facilities are ISO 9001 or 9002 certified. ISO standards are internationally recognized quality manufacturing standards established by the International Organization for Standardization based in Geneva, Switzerland. To obtain its ISO registration, the Company's factories were independently audited to ensure compliance with the applicable standards, and to maintain registration, the factories receive regular announced inspections by an independent certification organization. The Company believes that the ISO 9001 and 9002 registration makes it more competitive in the marketplace, as customers are increasingly recognizing the standard as an indication of product quality.

Marketing and Sales

     The  Company's  products  are sold  primarily  by over 500  safety and mill supply distributors including four of the five leading North American distributors. Sales of the Company's products are solicited by (16) agencies engaging 44 independent sales representatives. The Company also employs an in-house sales force of nine (9) people.

     These independent representatives call on over 500 safety and industrial distributors nationwide and promote and sell the Company's products to safety and industrial distributors and provide product information. The distributors buy the Company's products and maintain inventory at the local level in order to assure quick response time and the ability to service accounts properly. The independent representatives maintain regular interaction with end users and decision makers at the distribution level, thereby providing the Company with valuable feedback on market perception of the Company's products, as well as new developments within the industry. During the year ended January 31, 2002, no one distributor accounted for more than 5% of sales.

     The Company's marketing plan is to maximize the efficiency of its established distribution network by direct promotion at the end-user level.
Advertising is primarily through trade publications. Promotional activities include sales catalogs, mailings to end users and a nationwide publicity program. The Company exhibits at both regional and national trade shows and was represented at the National Safety Congress in Atlanta, GA (Fall of 2001) and at the American Industrial Hygienists Convention (Spring of 2001).

Research and Development

     The Company has a history of new product development and innovation and has recently introduced the Grapolator(TM) and Kut Buster(TM) glove and sleeve lines which combine a stainless steel wire core combined with high strength man made fibers providing the ultimate in cut protection without sacrificing dexterity, and additionally the patented Thermbar Mock Twist(TM) which provides heat protection for temperatures up to 600o F. The Company has 12 patents on various fabrics and production machinery. The Company plans to continue to be an innovator in protective apparel fabrics, manufacturing equipment, and intends to introduce new products to the market place in the future. Specifically, the Company plans to develop new anti-static reusable gowns for the automotive industry made of specially knit polyester with carbon threads, new fire retardant cotton fabrics and will continue to dedicate resources to research and development.

Suppliers and Materials

     The Company does not have long-term, formal agreements with unaffiliated suppliers of non-woven fabric raw materials used by the Company in the production of its product lines. Tyvek(TM) and Kevlar(TM), however, are purchased from Dupont under trademark licensing agreements. Polypropylene, Polyethylene, Polyvinyl Chloride, Spunlaced Polyester and their derivatives are available from thirty or more major mills, while flame retardant fabrics are also available from a number of both domestic and international mills.

     The accessories used in the production of the Company's disposable garments such as thread, boxes, snaps and elastics are obtained from unaffiliated suppliers. The Company has not experienced difficulty in obtaining its requirements for these commodity component items. The Company also has not experienced difficulty in obtaining materials, including cotton, polyester and nylon, used in the production of reusable non-wovens and commodity gloves. Kevlar(TM), used in the production of the Company's specialty safety gloves, is obtained from independent mills that purchase the fiber from Dupont. The Company has not experienced difficulty in obtaining its requirements for its raw materials, fabrics or components on any of the above described products. The Company obtains the Spectra(TM) yarn used in its Dextra Guard(TM) gloves from Honeywell. The Company believes that Honeywell will be able to meet the Company's needs for Spectra(TM).

     In manufacturing its fire and heat protective suits, the Company uses glass fabric, aluminized glass, Nomex(TM), aluminized Nomex(TM), Kevlar(TM), aluminized Kevlar(TM), polybenzimidazole (PBI) and Gortex(TM), as well as combinations utilizing neoprene coatings. The chemical protective suits are made of Viton(TM), butyl rubber, PVC (available from multiple sources), proprietary and Company patented laminates and Teflon(TM), Tyvek QC(TM), TyChemTK(TM) and TyChem BR(TM) from Dupont. The Company has not experienced difficulty obtaining any of the aforementioned materials.

Competition

     The Company's business is in a highly competitive industry. The Company believes that the barriers to entry in each of the fields in which it operates are relatively low, except in Tyvek(TM) disposable limited use clothing and TyChem High-end Chemical Protective Suits, because of the limited number of licensees that DuPont sells these fabrics to. The Company faces competition in some of its other product markets from large established companies that have greater financial, managerial, sales and technical resources than the Company. Where larger competitors offer products that are directly competitive with the Company's products, particularly as part of an established line of products, there can be no assurance that the Company can successfully compete for sales and customers. Larger competitors also may be able to benefit from economies of scale or introduce new products that compete with the Company's products.

Seasonality

     The Company's quarterly operating results have varied and are expected to continue to vary in the future. These fluctuations may be caused by many factors, including seasonal buying patterns, demand for the Company's products, competitive pricing and services, the size and timing of individual sales, the lengthening of the Company's sales and production cycle, competitive pricing pressures, customer order deferrals in anticipation of new products, changes in the mix of products and services sold, the timing of introductions and enhancements of products by the Company or its competitors, market acceptance of new products, technological changes in fabrics or production equipment used to make the Company's products, changes in the Company's operating expenses, changes in the mix of domestic and international revenues, the Company's ability to complete fixed price government or private long-term contracts within a budget, personnel changes, expansion of international operations, changes in the Company's strategies, and general industry and economic conditions. The Company's business has experienced, and is expected to continue to experience, seasonal fluctuations due in large part to the cyclical nature of certain industrial customers' businesses, and governmental budget cycles.

Patents and Trademarks

     At this time, there are no patents or trademarks which are significant to the Company's operations; however, the Company has one exclusive ten year licensing arrangement covering seven patents in the Company's name, five Company developed patents, two additional patents in the application and approval process with the U.S. Patent and Trademark office, and has one non-exclusive agreement with Dupont regarding patented materials used in the manufacture of chemical suits, and one patent with Lavian Corporation providing for exclusive rights to the North American markets and semi-exclusive rights to other international markets subject to royalty payments based on yards sold and annual dollar minimums.

Employees

     As of April 17, 2002, the Company had approximately 1,311 full-time employees (79.7% or 1,045 of whom were international and 266 or 20.3% of whom were domestic). The Company has experienced a low turnover rate among its employees. The Company believes its employee relations to be excellent.



ITEM 2 Properties
--------------------------------------------------------------------------------

     The Company leases three domestic manufacturing facilities, four foreign manufacturing facilities, one Canadian warehouse facility and a corporate office headquarters. The Company's 141,288 approximate square foot manufacturing facilities in Decatur, Alabama, are used in the production and storage of disposable / limited use garments. The Alabama facilities are leased entirely by the Company from partnerships consisting primarily of Directors, certain officers and certain stockholders of the Company, pursuant to two lease agreements expiring on May 31, 2004 and August 31, 2004.

     Early in 1999, the Company entered into a one year (renewable for four additional one year terms) lease agreement with an officer of the Company, for 2400 sq. ft. customer service office. This is located next to the existing Decatur, Alabama facility mentioned above.

     The Company leases 44,000 square feet of manufacturing space in St. Joseph, Missouri, from a third party, which is used in the manufacturing of chemical suits, woven cloth garments and other cloth products. This lease expires on July 31, 2004.

The Company's Mexican subsidiary leases two manufacturing facilities from third parties, on open contracts, totaling 28,816 square feet. The Company also utilizes a 46,000 square foot manufacturing facility in China. There is a real estate appreciation rights and rent sharing agreement with a consortium of American and Chinese individuals (which include the Company itself, and certain officers, employees and the directors of the Company). This agreement provides that in consideration of the Consortium's financing the construction of the building and leasing of the real property in 1997, that Weifang Lakeland Safety Products Co., Ltd. pay the Consortium $49,000 a year starting in October 2002, or sooner, when all bank debt on the property is paid off, and to release to the Consortium the proceeds of any sale of the building and real property leases. The Company has a 28% interest in this Consortium. A second auxiliary facility to this main facility is rented on an annual basis starting April 10, 2001 at a monthly rent of $1,109 for 16,000 square feet.

     The Company leases a 5,600 square foot warehouse in Canada from a third party under a lease expiring on November 30, 2002, a renewal is expected prior to expiration.

     The Company leases 4,362 square feet of office space in Ronkonkoma, New York, from a third party, in which its corporate, executive and sales offices are located. This lease expires on June 30, 2003 with an option to renew for an additional year.

     For the years ended January 31, 2002, 2001 and 2000, the Company paid total rent on property and all leased equipment of approximately $858,000, $891,000 and $833,000, respectively. The Company believes that these facilities are adequate for its present operations.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

     The Company and its subsidiaries are involved as plaintiffs in certain receivable collection actions and claims arising in the ordinary course of business, none of which individually or in the aggregate are of a material nature.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS
--------------------------------------------------------------------------------

     Reference is made to Page 6 ("Market for the Registrant's Common Stock and Related Stockholder Matters") of the Registrant's 2002 Annual Report to Shareholders filed as Exhibit 13 hereto and incorporated herein by reference. (See Part IV, Item 14(c) Exhibits.)


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

     Reference is made to Page 1 ("Selected Financial Data") of the Registrant's 2002 Annual Report to Shareholders filed as Exhibit 13 hereto and incorporated herein by reference. (See Part IV, Item 14(c) Exhibits.)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
--------------------------------------------------------------------------------

     Reference is made to Page 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of the Registrant's 2002 Annual Report to Shareholders filed as Exhibit 13 hereto and incorporated herein by reference. (See Part IV, Item 14(c) Exhibits.)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

     Reference is made to Page 5 ("Quantitative and Qualitative Disclosures about Market Risk") of the Registrant's 2002 Annual Report to Shareholders filed as Exhibit 13 hereto and incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

     The following Consolidated Financial Statements are incorporated herein by reference to Pages 7 to 21 of the Registrant's Annual Report to Shareholders for the year ended January 31, 2002:

     Report of Independent Certified Public Accountants
     Consolidated Balance Sheets - January 31, 2002 and 2001
     Consolidated Statements of Income for the years ended January 31, 2002,
      2001 and 2000
     Consolidated Statement of Stockholders' Equity for the years ended January
      31, 2002, 2001 and 2000
     Consolidated Statements of Cash Flows for the years ended January 31, 2002,
      2001 and 2000
     Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------
     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

     See the information under the caption "Election of Directors" in the Company's Proxy Statement relating to the 2002 Annual Meeting of Stockholders ("Proxy Statement"), which information is included in Exhibit 20 hereto and incorporated herein by reference. (See Part IV, Item 14(c) Exhibits.)

     The following table sets forth the names and ages of all executive officers of the Company, and all positions and offices within the Company presently held by such executive officers. None of the directors, executive officers or nominees for director has any family relationship with any other director, executive officer or nominee for director of the Company.

Name                          Age       Position Held
-------------------          ----       ---------------
Raymond J. Smith              63        Chairman of the Board, President and
                                        Director
Christopher J. Ryan           50        Executive Vice President, General
                                        Counsel, Secretary and Director
Harvey Pride, Jr.             55        Vice President - Manufacturing
James M. McCormick            54        Vice President and Treasurer


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

     The  following  Consolidated  Financial  Statements of the  Registrant  are
incorporated   herein  by  reference  to  the  Registrant's   Annual  Report  to
Shareholders for the year ended January 31, 2002, as noted in Item 8 hereof:

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets - January 31, 2002 and 2001
         Consolidated Statements of Income for the years ended January 31, 2002,
          2001 and 2000
         Consolidated Statement of Stockholders' Equity for the years ended
          January 31, 2002, 2001 and 2000
         Consolidated Statements of Cash Flows for the years ended January 31,
          2002, 2001 and 2000
         Notes to Consolidated Financial Statements

     2.  Financial  Statement  Schedules

     The following consolidated financial statement schedule is included in Part IV of this report:

         Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

     (b) Reports on Form 8 - K.

     No report on Form 8 - K has been filed for the quarter ended January 31, 2002.

     (c)  Exhibits:

     3 (a)     Restated Certificate of Incorporation*

     3 (b)     By-Laws, as amended*

     10 (a) Lease agreements between POMS Holding Co., as lessor, and the Company, as lessee, dated September 1, 1999

     10 (b) Lease agreement between Southwest Parkway, Inc., as lessor, and the Company, as lessee, dated August 1, 2001.

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

     10 (k) Employment agreement between the Company and Christopher J. Ryan, dated February 1,2000.

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

     10 (o) Lease Agreement between River Group Holding Co., LLP, as lessor, and the Company, as lessee, dated June 1, 1999.

     10 (p) Lease Agreement between Harvey Pride, Jr., as lessor, and the Company, as lessee, dated March 1, 1999.

     10 (q) Term loan and security agreement between the Company and Merrill Lynch, dated November 1, 1999.

     10 (r) Employment Agreement between the Company and James M. McCormick dated February 2,2000.

     11       Consent of Grant Thornton LLP dated April 15, 2002***

     13       Annual Report to Shareholders for the year ended January 31, 2002

     20 Proxy Statement of the Registrant for Annual Meeting of Stockholders - June 19, 2002

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

_______________________

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


Dated:   April 30, 2002

                                        LAKELAND INDUSTRIES, INC.


                                        By:  /s/ Raymond J. Smith
                                             ---------------------
                                             Raymond J. Smith
                                             Chairman of the Board
                                             and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                          Title                                Date
--------------------------------------------------------------------------------


/s/ Raymond J. Smith        Chairman of the Board,
------------------------    President and Director               April 30, 2002
Raymond J. Smith            (Principal Executive Officer)


/s/ Christopher J. Ryan     Executive V. P. - Finance            April 30, 2002
------------------------    & Secretary and Director
Christopher J. Ryan


/s/ James M. McCormick      Vice President and Treasurer         April 30, 2002
------------------------    (Principal Financial and
James M. McCormick          Accounting Officer)


/s/ Eric O. Hallman         Director                             April 30, 2002
------------------------
Eric O. Hallman


/s/ John J. Collins, Jr.    Director                             April 30, 2002
------------------------
John J. Collins, Jr.


/s/ Walter J. Raleigh       Director                             April 30, 2002
------------------------
Walter J. Raleigh

                           Lakeland Industries, Inc.
                                and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


          Column A             Column B       Column C         Column D               Column E
          --------             --------       --------         --------               --------

                                                     Additions
                                              ---------------------------
                               Balance at     Charged to      Charged to                    Balance at
                               beginning      costs and       other                           end of
                               of period      expenses        accounts      Deductions        period
                               ---------      ----------      ----------    ----------      -----------

Year ended January 31, 2002
Allowance for doubtful
          accounts (a)         $221,000          $83,965                    $83,965 (b)       $221,000
                               ========          =======                    =======           ========

Year ended January 31, 2001
Allowance for doubtful
          accounts (a)         $200,000          $30,176                    $ 9,176 (b)       $221,000
                               ========          =======                    =======           ========

Year ended January 31, 2000
Allowance for doubtful
          accounts (a)         $200,000          $20,700                    $20,700 (b)       $200,000
                               ========          =======                    =======           ========


----------------------------

(a)       Deducted from accounts receivable.
(b)       Uncollectible accounts receivable charged against allowance.