Form 10-Q
period 2002-04-30
LAKELAND INDUSTRIES INC
filed 2002-06-13
CIK 798081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 - Q

(Mark one)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2002
                                                 --------------
                                       OR

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

 Common Stock, $.01 par value, outstanding at June 14, 2002 - 2,691,950 shares.



                                     LAKELAND INDUSTRIES, INC.
                                         AND SUBSIDIARIES

                                            FORM 10-Q

 The following information of the Registrant and its subsidiaries is submitted herewith:
PART I - FINANCIAL INFORMATION:
Item 1.   Financial Statements:
                                                                                                              Page
                                                                                                              ----
          Introduction .........................................................................................1
          Condensed Consolidated Balance Sheets - April 30, 2002 and January 31, 2002...........................2
          Condensed Consolidated Statements of Income for the
          Three Months Ended April 30, 2002 and 2001............................................................3
          Condensed Consolidated Statement of Stockholders' Equity - Three Months Ended April 30, 2002..........4
          Condensed Consolidated Statements of Cash Flows - Three Months Ended April 30, 2002
          and 2001..............................................................................................5
          Notes to Condensed Consolidated Financial Statements..................................................6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.................9

PART II - OTHER INFORMATION:
Item 6.   Exhibits and Reports on Form 8-K...................................................................None

Signatures ....................................................................................................10





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


                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

      ASSETS                                                 April 30,        January 31,
                                                               2002              2002
                                                           (Unaudited)  (Derived from audited
                                                                         financial statements)
      Current Assets:
Cash and cash equivalents ...........................      $ 2,039,154      $ 1,760,635
Accounts receivable, net of allowance for
  doubtful accounts of $400,000 at April 30, 2002 and
  $221,000 at January 31, 2002 ......................       10,303,298        9,600,738
Inventories .........................................       25,704,823       26,529,150
Prepaid income taxes ................................               --          242,029
Deferred income taxes ...............................          888,000          888,000
Other current assets ................................          664,385          524,274
                                                           -----------      -----------
         Total current assets .......................       39,599,660       39,544,826
Property and equipment, net of accumulated
  depreciation of $3,258,000 at April 30, 2002
  and $3,113,000 January 31, 2002 ...................        2,227,618        2,218,459

Other assets ........................................          684,119          654,200
                                                           -----------      -----------
                                                           $42,511,397      $42,417,485
                                                           ===========      ===========

LIABILITIES  AND STOCKHOLDERS' EQUITY
     Current Liabilities:
Accounts payable ....................................      $ 3,007,417      $ 4,759,373
Current portion of long-term liabilities ............       17,950,348       17,028,032
Accrued expenses and other current liabilities ......        1,185,018          991,021
                                                           -----------      -----------
     Total current liabilities ......................       22,142,783       22,778,426
Long-term liabilities ...............................          442,501          609,105
Deferred income taxes ...............................          303,000          303,000

Commitments and Contingencies

Stockholders' Equity
  Preferred stock, $.01 par; authorized
  1,500,000 shares (none issued)
Common stock, $.01 par; authorized
  10,000,000 shares; issued and outstanding
  2,684,600 shares at April 30, 2002
     and at January 31, 2002 ........................           26,846           26,846
Additional paid-in capital ..........................        6,360,741        6,360,741
Retained earnings ...................................       13,235,526       12,339,367
                                                           -----------      -----------
     Total stockholders' equity .....................       19,623,113       18,726,954
                                                           -----------      -----------
                                                           $42,511,397      $42,417,485
                                                           ===========      ===========


See notes to condensed consolidated financial statements.


                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                           April 30,
                                                                   2002               2001
                                                                   ----               ----
Net sales ..............................................      $ 20,643,184       $ 19,434,522

Cost of goods sold .....................................        16,469,299         16,037,460
                                                              ------------       ------------

Gross profit ...........................................         4,173,885          3,397,062

Operating expenses .....................................         2,727,947          2,178,767
                                                              ------------       ------------

Operating profit .......................................         1,445,938          1,218,295

Other income, net ......................................             9,883              6,929

Interest expense .......................................          (175,662)          (269,205)
                                                              ------------       ------------

Income before income taxes .............................         1,280,159            956,019

Provision for income taxes .............................           384,000            266,593
                                                              ------------       ------------

Net Income .............................................      $    896,159       $    689,426
                                                              ============       ============

Net income per common share
         Basic ...............................................     $   .33            $   .26
                                                                   =======            =======

         Diluted .............................................     $   .33            $   .26
                                                                   =======            =======

Weighted average common shares outstanding
         Basic .........................................         2,684,600          2,646,000
                                                                 =========          =========

         Diluted .......................................         2,698,425          2,661,987
                                                                 =========          =========



See notes to condensed consolidated financial statements



                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                        Three months ended April 30, 2002


                                                                    Additional
                                Common stock                        paid-in         Retained
                                   Shares           Amount          capital         earnings          Total
                                   ------           ------          -------         --------          -----
Balance, January 31, 2002        2,684,600      $    26,846      $ 6,360,741      $12,339,367      $18,726,954
Net income ..............               --               --               --          896,159          896,159
                                 ---------      -----------      -----------      -----------      -----------

Balance, April 30, 2002 .        2,684,600      $    26,846      $ 6,360,741      $13,235,526      $19,623,113
                                 =========      ===========      ===========      ===========      ===========



See notes to condensed consolidated financial statements.



                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       THREE MONTHS ENDED
                                                                            April 30,
                                                                      2002             2001
                                                                      ----             ----
Cash flows from operating activities:
Net income ................................................      $   896,159       $   689,426
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Bad debt expense ..........................................          179,714
Depreciation and amortization .............................          161,933           147,477
(Increase) decrease in accounts receivable ................         (882,274)          433,454
(Increase) decrease in inventories ........................          824,327          (162,420)
(Increase) decrease in other current assets ...............          101,918           345,092
(Increase) decrease in other assets .......................          (46,021)          (88,606)
Increase (decrease) in accounts payable, accrued
  expenses and other current liabilities
  and long-term liabilities ...............................       (1,545,459)       (2,073,982)
                                                                  ----------        ----------


Net cash (used in) provided by operating activities .......         (309,703)         (709,559)

Cash flows from investing activities -
Purchases of property and equipment .......................         (154,990)          (29,041)

Cash flows from financing activities:
Net borrowings under loan agreements ......................          743,212           990,402
                                                                 -----------       -----------
Net increase (decrease) in cash ...........................          278,519           251,802
Cash and cash equivalents at beginning of period ..........        1,760,635           784,578
                                                                 -----------       -----------
Cash and cash equivalents at end of period ................      $ 2,039,154       $ 1,036,380
                                                                 ===========       ===========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest .............................................      $   175,662       $   175,068
                                                                 ===========       ===========
     Income taxes .........................................      $     7,500       $         0
                                                                 ===========       ===========


See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. Business

           Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, is engaged primarily in the manufacture of personal safety protective work clothing. The principal market for the Company's products is the United States. No customer accounted for more than 10% of net sales during the three month periods ended April 30, 2002 and 2001.

2. Basis of Presentation

           The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2002.

           The results of operations for the three month periods ended April 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

4. Inventories:

           Inventories consist of the following:

                                                 April 30,        January 31,
                                                   2002              2002
                                                   ----              ----
             Raw materials....................  $8,346,817        $6,248,990
             Work-in-process..................   2,495,434         3,997,470
             Finished Goods...................  14,862,572        16,282,690
                                               -----------       -----------
                                               $25,704,823       $26,529,150
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

The following table sets forth the computation of basic and diluted earnings per share at April 30.

                                                                 2002                2001
     Numerator
                  Net income                                   $ 896,159           $ 689,426
                                                               =========           =========
         Denominator
                  Denominator for basic earnings per share
                      (Weighted-average shares)                2,684,600           2,646,000
                  Effect of dilutive securities:
                      Stock options                               13,825              15,987
                                                               ---------           ---------
         Denominator for diluted earnings per share
                  (adjusted weighted-average shares) and
                  assumed conversions                          2,698,425           2,661,987
                                                               =========           =========

         Basic earnings per share                                   $.33                $.26
                                                                    ====                ====
         Diluted earnings per share                                 $.33                $.26
                                                                    ====                ====



Options to purchase 1,000 and 3,000 shares of the Company's common stock have been excluded for the three months ended April 30, 2002 and 2001, respectively, as their inclusion would be antidilutive.

6. Revolving Credit Facility:

           At April 30, 2002, the balance outstanding under the Company's secured $18 million revolving credit facility amounted to $16,965,295. This facility, which is based on a percentage of eligible accounts receivable and inventory, as defined, expires on July 31, 2002. Borrowings under the facility bear interest at a rate per annum equal to the one-month LIBOR plus 2%. The Company is presently in the process of negotiating the renewal of the facility. At April 30, 2002, the balance outstanding under the Company's five year term loan is $985,053. The term loan is payable in monthly installments of $89,550, plus interest payable at the 30-day commercial paper rate, plus 2.45%. The credit facility and term loan are collateralized by substantially all of the assets of the Company and guaranteed by certain of the Company's subsidiaries. The credit facility and term loan contain financial covenants, including, but not limited to, minimum levels of earnings and maintenance of minimum tangible net worth and other certain ratios at all times.

7. Major Supplier

           The Company purchased approximately 79.4% of its raw materials from one supplier under licensing agreements during the three month period ended April 30, 2002. The Company expects this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; although, the Company's competitive position in the marketplace could be affected.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Three months ended April 30, 2002 compared to the three months ended April 30, 2001:

           Net Sales. Net sales for the three months ended April 30, 2002 increased $1,209,000 or 6.2 % to $20,643,000 from $19,435,000 reported for the three months ended April 30, 2001. The increase in sales was principally attributable to the Company's April 1, 2002 price increase and an improving economy. This industry continues to be highly competitive.

           Gross Profit. Gross profit for the quarter ended April 30, 2002 increased by $777,000 or 22.9% to $4,174,000 from $3,397,000 for the quarter ended April 30, 2001. Gross profit as a percentage of net sales increased to 20.2% for the three months ended April 30, 2002 from 17.5% reported for the prior year, principally due to the increase in selling prices, and a decrease in labor, freight and insurance costs. Commencing in March, the Company incurred an increase in the cost of raw materials (from a major supplier), which will have an effect on margins for the remainder of this fiscal year.

           Operating Expenses. Operating expenses for the quarter ended April 30, 2002 increased by $549,000 or 25.2% to $2,728,000 or 13.2 % of net sales, from $2,179,000 or 11.2% of net sales, for the quarter ended April 30, 2001. Operating expenses increased principally as a result of increased commissions and salaries, R&D expense, insurance expense and bad debt expense.

           Interest Expense. Interest expense decreased primarily due to lower interest costs reflecting a decrease in average borrowings under the Company's credit facilities and decreasing interest rates.

           Income Tax Expense. The effective tax rate for the three months ended April 30, 2002 and 2001 of 30% and 27.9%, respectively, deviates from the Federal statutory rate of 34%, which is primarily attributable to differing foreign tax rates and state income taxes.

           Net Income. As a result of the foregoing, net income increased to $896,000 for the three months ended April 30, 2002 or 30% from net income of $689,000 for the three months ended April 30, 2001.

LIQUIDITY and CAPITAL RESOURCES

           Liquidity and Capital Resources. The Company's working capital is equal to $17,457,000 at April 30, 2002. The Company's primary sources of funds for conducting its business activities have been from cash flow provided by operations and borrowings under its credit facilities. The Company requires liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with sales growth and, to a lesser extent, for capital expenditures.

           Net cash used in operating activities was $310,000 for the quarter ended April 30, 2002 and was due primarily to an increase in accounts receivables of $883,000 a decrease in inventories of $824,000 and net income from operations of $896,000, offset by a decrease in accounts payable, accrued expenses and other current liabilities and long-term liabilities of $1,545,000.

           Net cash provided by financing activities of $743,000 was primarily attributable to net borrowings during the quarter in connection with the term loan and revolving credit facility.

           The revolving credit facility permits the Company to borrow up to a maximum of $18 million. The revolving credit agreement expires on July 31, 2002 and has therefore been classified as a short-term liability in the accompanying balance sheet at April 30, 2002. Borrowings under the revolving credit facility amounted to approximately $16,965,000 at April 30, 2002. The $3 million term-loan agreement entered into in November 1999 has an outstanding balance of $985,000 and expires on March 31,2003.

           The Company believes that cash flow from operations and the revolving credit facility (upon renewal) will be sufficient to meet its currently anticipated operating, capital expenditures and debt service requirements for at least the next twelve months. Historically, the Company has been able to renew its credit facility on acceptable terms, however there can be no assurance that such financing will continue to be available.

Foreign Currency Activity

           The Company's foreign exchange exposure is principally limited to the relationship of the U.S. Dollar to the Mexican Peso, Canadian Dollar and the Chinese RMB.

Item 6.    Exhibits and Reports on Form 8-K:

         a -  None
         b - No reports on Form 8-K were filed during the three-month period ended April 30, 2002

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


                                         LAKELAND INDUSTRIES, INC.
                                         -------------------------
                                                (Registrant)


Date:  June 14, 2002                     /s/ Raymond J. Smith
                                         -------------------------------------
                                         Raymond J. Smith,
                                         President and Chief Executive Officer




Date:  June 14, 2002                     /s/ James M. McCormick
                                         -------------------------------------
                                         James M. McCormick,
                                         Vice President and Treasurer
                                         (Principal Accounting Officer)