Form 10-Q
period 2002-07-31
LAKELAND INDUSTRIES INC
filed 2002-09-12
CIK 798081

FORM 10-Q - QUARTERLY REPORT
                          UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 31, 2002
                                    -------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from                to
                                    ---------------  ---------------
Commission File Number:  0-15535

                            LAKELAND INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      Delaware                                           13-3115216

-----------------------                      -----------------------------------
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

Common Stock, $.01 par value, outstanding at September 11, 2002 - 2,966,357 shares.


                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:
Item 1.    Financial Statements:
                                                                                                               Page
                                                                                                               ----

           Introduction    ....................................................................................1
           Condensed Consolidated Balance Sheets - July 31, 2002 and January 31, 2002..........................2
           Condensed Consolidated Statements of Income - Three Months
           and Six Months Ended July 31, 2002 and 2001.........................................................3
           Condensed Consolidated Statement of Stockholders' Equity
           for the Six Months Ended July 31, 2002..............................................................4
           Condensed Consolidated Statements of Cash Flows -  Six Months
           Ended July 31, 2002 and 2001........................................................................5
           Notes to Condensed Consolidated Financial Statements................................................6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............9

PART II - OTHER INFORMATION:
Item 4.    Submission Of Matters To A Vote Of Sercurity Holders...............................................10
Item 6.    Exhibits and Reports on Form 8-K...................................................................10
           Signatures.........................................................................................11
           Certifications.....................................................................................12

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


                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      July 31,           January 31,
ASSETS                                                                  2002                2002
                                                                     (Unaudited)      (Derived from audited
                                                                      ---------       financial statements)
                                                                                      --------------------
    Current Assets:
Cash and cash equivalents............................................ $2,560,548      $ 1,760,635
Accounts receivable, net of allowance for
  doubtful accounts of $320,000 and $221,000 at
  July 31, 2002 and January 31, 2002, respectively ................... 9,069,821        9,600,738
Inventories ......................................................... 23,478,617       26,529,150
Prepaid income taxes ................................................         --          242,029
Deferred income taxes ...............................................    888,000          888,000
Other current assets ................................................    470,574          524,274
                                                                     -----------      -----------
         Total current assets........................................ 36,467,560       39,544,826
Property and equipment, net of accumulated
  depreciation of $3,410,000 at July 31, 2002
  and $3,113,000 at January 31, 2002 ................................  2,155,083        2,218,459
Construction in progress ............................................    540,488
Other assets ........................................................    742,089          654,200
                                                                     -----------      -----------
                                                                     $39,905,220      $42,417,485
                                                                     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
Accounts payable..................................................... $3,522,255      $ 4,759,373
Current portion of long-term liabilities ............................ 14,260,633       17,028,032
Accrued expenses and other current liabilities ......................    994,939          991,021
Due to affilate......................................................    168,099
                                                                      ----------      -----------
     Total current liabilities ...................................... 18,945,926       22,778,426
Long-term liabilities ...............................................    455,001          609,105
Deferred income taxes ...............................................    303,000          303,000

Commitments and Contingencies

Stockholders' Equity
  Preferred stock, $.01 par;
  1,500,000 shares authorized; none issued
  Common stock, $.01 par;
  10,000,000 shares authorized;
  2,966,357 and 2,684,600 shares issued and outstanding
  at July 31, 2002 and January 31, 2002, respectively................     29,663           26,846
Additional paid-in capital...........................................  8,753,951        6,360,741
Retained earnings ................................................... 11,417,679       12,339,367
                                                                     -----------      -----------
     Total stockholders' equity ..................................... 20,201,293       18,726,954
                                                                     -----------      -----------
                                                                     $39,905,220      $42,417,485
                                                                     ===========      ===========

     See notes to condensed consolidated financial statements.


                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                        STATEMENTS OF INCOME (UNAUDITED)


                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               July 31,                          July 31,
                                                         2002              2001             2002            2001
                                                         ----              ----             ----            ----

Net sales..........................................$18,964,284       $17,932,070       $ 39,607,468     $37,366,593
Cost of goods sold................................. 15,321,155        14,719,315         31,790,454      30,756,775
                                                    ----------        ----------         ----------      ----------
Gross profit.........................................3,643,129         3,212,755          7,817,014       6,609,818
Operating expenses...................................2,706,856         2,402,070          5,434,803       4,580,838
                                                    ----------        ----------         ----------      ----------
Operating profit...................................    936,273           810,685          2,382,211       2,028,980
Other income, net ................................      30,620             4,576             40,503          11,505
Interest expense......................................(169,166)         (228,288)          (344,828)       (497,493)
                                                     ----------       ----------         ----------      ----------
Income before income taxes   .......................   797,727           586,973          2,077,886       1,542,992
Provision for income taxes..........................   239,209            57,126            623,209         323,719
                                                    ----------        ----------         ----------      ----------
Net income ...........................................$558,518         $ 529,847         $1,454,677      $1,219,273
                                                      ========         =========         ==========      ==========
Net income per common share*:
     Basic.............................................   $.19              $.18               $.49            $.42
                                                      ========         =========         ==========      ==========
     Diluted..........................................    $.19              $.18               $.49            $.42
                                                      ========         =========         ==========      ==========
Weighted average common shares outstanding*:
     Basic.......................................... 2,966,181         2,912,322          2,962,217       2,911,461
                                                      ========         =========         ==========      ==========
     Diluted........................................ 2,976,110         2,939,039          2,974,785       2,933,613
                                                      ========         =========         ==========      ==========

*Adjusted for the 1 for 10 stock distribution to shareholders of record on July 31, 2002.

See notes to condensed consolidated financial statements.


                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                         Six months ended July 31, 2002


                                                                    Additional
                                           Common stock             paid-in       Retained
                                       Shares       Amount          capital       earnings       Total
                                       ------       ------          -------       --------       -----

Balance, January 31, 2002           2,684,600       $26,846       $6,360,741      $12,339,367    $18,726,954
Net income                                                                          1,454,677      1,454,677
Exercise of stock options               7,350            73           19,589                          19,662
10% stock dividend                    274,407         2,744        2,373,621       (2,376,365)            --
--                                    -------         -----        ---------       ----------     ----------
Balance, July 31, 2002              2,966,357       $29,663       $8,753,951      $11,417,679    $20,201,293
                                    =========       =======       ==========      ===========    ===========


See notes to condensed consolidated financial statements.


                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                   July 31,
                                                                         2002                  2001
                                                                         ----                  ----
Cash Flows from Operating Activities:
Net income ...........................................................$1,454,677             $1,219,273
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
Provision for bad debts ............................................     233,549                 68,727
Depreciation and amortization.......................................     333,986                293,446
(Increase) decrease in accounts receivable..........................     297,368              2,482,932
(Increase) decrease in inventories...................................  3,050,533               (115,007)
(Increase) decrease in prepaid income taxes and other current assets.... 295,729                199,267

(Increase) decrease in other assets...............................      (124,252)              (185,298)
Increase (decrease) in accounts payable, accrued
  expenses and other liabilities and due to affiliate.................(1,040,101)            (1,712,984)
                                                                      ----------             ----------
Net cash  provided by (used in) operating
  activities.........................................................  4,501,489              2,250,356
                                                                      ----------             ----------

Cash Flows from Investing Activities:
Purchases of property and equipment ................................    (234,247)               (50,749)
Construction in progress............................................    (540,488)                    --
                                                                      ----------             ----------
Net cash provided by (used in) investing activities.................    (774,735)               (50,749)
                                                                      ----------             ----------
Cash Flows from Financing Activities:
Proceeds from exercise of stock options............................       19,662                 34,650
Net borrowings (reductions) under loan agreements.................... (2,409,203)            (1,459,838)
Repayments of term loan.............................................    (537,300)              (308,201)
                                                                      ----------             ----------
Net cash provided by (used in) financing activities.................. (2,926,841)            (1,733,389)
                                                                      ----------             ----------
Net increase (decrease) in cash.....................................     799,913                466,218
Cash and cash equivalents at beginning of period.....................  1,760,635                784,578
                                                                      ----------             ----------
Cash and cash equivalents at end of period............................$2,560,548             $1,250,796
                                                                      ==========             ==========

Supplemental disclosures of cash flow information:
 Cash paid during period for:
    Interest............................................................$344,828               $497,493
                                                                      ==========             ==========
    Income taxes....................................................... $260,000               $175,000
                                                                      ==========             ==========

See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
1.         Business

     Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, is engaged primarily in the manufacture of personal safety protective work clothing. The principal market for the Company's products is the United States. No customer accounted for more than 10% of net sales during the six-month periods ended July 31, 2002 and 2001.

     Qing Dao MayTung Heathcare Co, LTD. is a real estate holding company that was formed during the six months ended July 31, 2002 for the purpose of constructing a building in The People's Republic Of China.

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

     The results of operations for the three-month and six-month periods ended July 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

3.       Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laidlaw, Adams & Peck, Inc., Lakeland Protective Wear, Inc. (a Canadian corporation), Lakeland de Mexico S.A. de C.V. (a Mexican corporation), Weifang Lakeland Safety Products, Co., Ltd. (a Chinese corporation) and Qing Dao May Tung Healthcare Co., Ltd. ( a Chinese corporation). All significant intercompany accounts and transactions have been eliminated.

4.  Inventories

         Inventories consist of the following:
                                                     July 31,        January 31,

                                                       2002              2002
                                                       ----              ----

            Raw materials.............................$6,353,797     $6,248,990
            Work-in-process..........................  1,630,043      3,997,470
            Finished goods............................15,494,777     16,282,690
                                                     -----------     ----------
                                                     $23,478,617    $26,529,150
                                                     ===========    ===========


Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

5.  Stockholders' Equity

(a)      Stock split

     On June 24, 2002, the Company announced a 1-for-10 stock split in the form of a 10% stock dividend to shareholders of record on July 31, 2002 with a distribution date of August 30, 2002. Share and per share amounts have been restated to reflect the stock split for all periods presented.

     (b) Earnings per share

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                Three Months Ended         Six Months Ended

                                                                     July 31,                  July 31,

                                                              2002            2001       2002          2001
                                                              ----            ----       ----          ----
Numerator
     Net income                                           $  558,518     $  529,847    $1,454,677    $1,219,273
                                                          ==========     ==========    ==========    ==========
Denominator
     Denominator for basic earnings per share
      (Weighted-average shares)
                                                            2,966,181     2,912,322     2,962,217     2,911,461
Effect of dilutive securities:
      Stock options                                             9,929        26,717        12,568        22,152
                                                            ---------     ---------     ---------     ---------
Denominator for diluted earnings per share
     (adjusted weighted-average shares) and
      assumed conversions                                   2,976,110     2,939,039     2,974,785     2,933,613
                                                           ==========    ==========    ==========    ==========
Basic earnings per share                                   $      .19    $      .18    $      .49    $      .42
                                                           ==========    ==========    ==========    ==========
Diluted earnings per share                                 $      .19    $      .18    $      .49    $      .42
                                                           ==========    ==========    ==========    ==========


     Excluded from the calculation of earnings per share are options to purchase 1,100 and 2,200 shares at July 31, 2002 and 2001, respectively, as their inclusion would have been anti dilutive.

6.  Credit Facility

     At July 31, 2002, the balance outstanding under the Company's secured $18 million revolving credit facility amounted to $13,544,230. This facility, which is based on a percentage of eligible accounts receivable and inventory, as defined, has been renewed and expires on July 31, 2003. Borrowings under the facility bear interest at a rate per annum equal to the one-month LIBOR plus 2%. At July 31, 2002, the balance outstanding under the Company's five year term loan is $716,403. The term loan is payable in monthly installments of $89,550, plus interest payable at the 30-day commercial paper rate, plus 2.45%. The credit facility and term loan are collateralized by substantially all of the assets of the Company and guaranteed by certain of the Company's subsidiaries. The credit facility and term loan contain financial covenants, including, but not limited to, minimum levels of earnings and maintenance of minimum tangible net worth and other certain ratios at all times.

7.  Major Supplier

     The Company purchased approximately 73% of its raw materials from DuPont. The Company has been purchasing such raw materials from DuPont for over twenty years, and as one of its largest customers in Tyvek, considers its relationship with this supplier to be excellent. The Company expects this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; although, the Company's competitive position in the marketplace could be affected.

8.       Effects of Recent Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (" FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. Management believes that the adoption of SFAS No. 145 will not have a material impact on its financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Account for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes that the adoption of SFAS No. 146 will not have a material impact on its financial position or results of operations.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

  Six months ended July 31, 2002 compared to the six months ended July 31, 2001.

     Net Sales. Net sales for the six months ended July 31, 2002 increased $2,240,000 or 6% to $39,607,000 from $37,367,000 reported for the six months ended July 31, 2001. The increase in sales was principally attributable to improving economic conditions and to the Company's April 1, 2002 sales price increase. This industry continues to be highly competitive.

     Gross Profit. Gross profit for the six months ended July 31, 2002, increased by $1,207,000 or 18.3% to $7,817,000 from $6,610,000 for the six months ended July 31, 2001. Gross profit as a percentage of net sales increased to 19.7% for the six months ended July 31, 2002 from 17.7% reported for the prior year, principally due to the increase in selling prices offset partially by a decrease in labor and overhead costs. Commencing in March, the Company incurred an increase in the price of raw materials (from a major supplier), which will have an effect on margins for the remainder of this fiscal year.

     Operating Expenses. Operating expenses for the six months ended July 31, 2002 increased by $854,000 or 18.6% to $5,435,000 or 13.7% of net sales from
$4,581,000 or 12.3% of net sales for the six months ended July 31, 2001. Operating expenses increased principally as a result of increased freight costs, R&D expense, bad debt, professional fees, sales and use taxes, and commission expense.

     Interest Expense. Interest expense decreased primarily due to lower interest costs reflecting a decrease in average borrowings under the company's credit facilities and decreasing interest rates.

     Income Tax Expense. The effective tax rate for the six months ended July 31, 2002 and 2001 of 30% and 20.98%, respectively, deviates from the Federal statutory rate of 34%, which is primarily attributable to differing foreign tax rates and state income taxes.

     Net Income. As a result of the foregoing, net income increased to $1,455,000 for the six months ended July 31, 2002 or 19.4% from net income of $1,219,000 for the six months ended July 31, 2001.

Three months ended July 31, 2002 compared to the three months ended July 31, 2001.

     Net Sales. Net sales for three months ended July 31, 2002 increased $1,032,000 or 5.8% to $18,964,000 from $17,932,000 reported for the three months ended July 31, 2001. The increase in sales was principally attributable to improving economic conditions and the April 1, 2002 price increase. This industry continues to be highly competitive.

     Gross Profit. Gross profit for the quarter ended July 31, 2002 increased by $430,000 or 13.4% to $3,643,000 from $3,213,000 for the quarter ended July 31,
2001. Gross profit as a percentage of net sales increased to 19.2% for the three months ended July 31, 2001 from 17.9% reported for the prior year, principally due to the increase in selling prices, offset by an increase in the cost of raw materials (from a major supplier).

     Operating Expenses. Operating expenses for the quarter ended July 31, 2002 increased by $305,000 or 12.7% to $2,707,000 or 14.3% of net sales from $2,402,000 or 13.4% of net sales for the quarter ended July 31, 2001. Operating expenses increased principally as a result of increased sales salaries, commissions, freight, and medical insurance.

     Interest Expense. Interest expenses decreased primarily due to lower interest costs reflecting a decrease in average borrowing under the Company's credit facilities and decreasing interest rates.

     Income Tax Expense. The effective tax rate for the three months ended July 31, 2001 of 30% and 9.7%, respectively, deviates from the Federal statutory rate of 34%, which is primarily attributable to a differing mixture of foreign profits and tax rates and state and local income taxes, than in the comparable quarter last year.

     Net Income. As a result of the foregoing, net income increased to $559,000 for the three months ended July 31, 2002 or 5.47% from net income of $530,000 for the three months ended July 31, 2001.

LIQUIDITY and CAPITAL RESOURCES
-------------------------------

     Liquidity and Capital Resources. The Company's working capital is equal to $17,522,000 at July 31, 2002. The Company's primary sources of funds for conducting its business activities have been from cash flow provided by operations and borrowings under its credit facilities. The Company requires liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with sales growth and, to a lesser extent, for capital expenditures.

     Net cash provided by operating activities was $4,501,000 for the six months ended July 31, 2002 and was due primarily to a decrease in inventories of $3,051,000, offset by the decrease in accounts payable $1,040,000 and net income of $1,455,000.

     Net cash used in investing activities was $775,000 and was due to purchases of equipment aggregating approximately $234,000 and the construction of a building in the People's Republic of China for which approximately $540,000 has been expended to date.

     Net cash used in financing activities of $2,927,000 was primarily attributable to repayments of $2,409,000 during the six months in connection with the revolving credit facility, and repayments under the term loan of $537,000.

     The revolving credit facility permits the Company to borrow up to a maximum of $18 million. The revolving credit agreement expires on July 31, 2003 and has therefore been classified as a short-term liability in the accompanying balance sheet at July 31, 2002. Borrowings under the revolving credit facility amounted to approximately $13,544,000 at July 31, 2002. The $3 million term-loan agreement entered into in November 1999 has an outstanding balance of $716,000 and expires on March 31, 2003.

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

                           PART II. OTHER INFORMATION

ITEMS 1-3 AND 5 ARE NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SERCURITY HOLDERS

The annual meeting of shareholders of the company (the "Annual Meeting") was held on June 19, 2002 in Ronkonkoma, New York. The company had 2,684,600 shares of common stock outstanding as of April 26, 2002, the record date for the Annual Meeting.

Proposal 1- Election of Director:

     The candidate listed below duly was elected to the Board of directors at the Annual meeting by the tally indicated.

Candidate                       Votes in Favor                    Votes Withheld
---------                       --------------                    --------------
Christopher J. Ryan                2,512,785                          35,501

Item 6.  Exhibits and Reports on Form 8-K:

99.1 Certification, dated September 11, 2002, required by Section 906 of the Public Company Accounting Reform and Investor protection Act of 2002 (18 U.S.C ss. 1350, as adopted).

                  Item 9. Regulation FD Disclosure

b- No reports on Form 8-K were filed during the three month period ended July 31, 2002.

                                   SIGNATURES
                  ----------------           ----------------

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LAKELAND INDUSTRIES, INC.
                                                 (Registrant)

                                        /s/ Raymond J. Smith
Date:  September 11, 2002               ----------------------------------------
                                        Raymond J. Smith,
                                        President and Chief Executive Officer

                                        /s/ Christopher J. Ryan
Date:  September 11, 2002               ----------------------------------------
                                        Christopher J. Ryan,
                                        Executive Vice President, Secretary and
                                        General Counsel

                                        /s/ James M. McCormick
Date:  September 11, 2002               ----------------------------------------
                                        James M. McCormick,
                                        Vice President and Treasurer
                                        (Principal Accounting Officer)

                                  Certification


I, Raymond J. Smith, Chief Executive Officer and President of Lakeland Industries, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Lakeland Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September 11, 2002

                                         /s/ Raymond J. Smith
                                         ---------------------------------------
                                         Raymond J. Smith
                                         Chief Executive Officer and President
                                         (Principal Executive Officer)

                                  Certification


I, James M. McCormick, Principal Accounting Officer and V.P. and Treasurer of Lakeland Industries, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Lakeland Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September 11, 2002

                                         /s/ James M. McCormick
                                         ---------------------------------------
                                         James M. McCormick
                                         V.P and Treasurer
                                         (Principal  Accounting Officer)

                                  Certification


I, Christopher J. Ryan, Executive Vice President and Secretary of Lakeland Industries, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Lakeland Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September 11, 2002

                                         /s/ Christopher J. Ryan
                                         ---------------------------------------
                                         Christopher J. Ryan
                                         Executive Vice President, Secretary
                                         and General Counsel