Form 10-Q
period 2002-10-31
LAKELAND INDUSTRIES INC
filed 2002-12-13
CIK 798081

FORM 10-Q - QUARTERLY REPORT
                          UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended October 31, 2002
                                     ----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                 to
                               ----------------    ----------------

Commission File Number:  0-15535

                            LAKELAND INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

     Delaware                                            13-3115216
-------------------------                  -------------------------------------
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

     Common Stock, $.01 par value, outstanding at December 13, 2002 - 2,966,357 shares.

                            LAKELAND INDUSTRIES, INC.
                                      INDEX
                                    FORM 10-Q

     The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:
Item 1.    Financial Statements:
                                                                                                               Page
           Introduction    ....................................................................................1
           Condensed Consolidated Balance Sheets - October 31, 2002 and January 31, 2002.......................2
           Condensed Consolidated Statements of Income - Three Months
           and Nine Months Ended October 31, 2002 and 2001.....................................................3
           Condensed Consolidated Statement of Stockholders' Equity
           for the Nine Months Ended October 31, 2002..........................................................4
           Condensed Consolidated Statements of Cash Flows -  Nine Months
           Ended October 31, 2002 and 2001.....................................................................5
           Notes to Condensed Consolidated Financial Statements................................................6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............9
Item 4.    Controls and Procedures............................................................................11

PART II - OTHER INFORMATION:
Item 6.    Exhibits and Reports on Form 8-K  .................................................................11
           Signatures      ...................................................................................12
           Certifications  ................................................................................13-16


                            LAKELAND INDUSTRIES, INC.


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


     Forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, and factors in the Company's other filings with the Securities and Exchange Commission (the "Commission"), general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Readers are cautioned that these statements are not guarantees of future performance, and the actual results or developments may differ materially from those projected in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.
                                                                               1



                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               October 31,             January 31,
ASSETS                                                            2002                    2002
                                                               -----------             -----------
                                                               (unaudited)
      Current Assets:
Cash and cash equivalents......................................$ 1,990,167            $ 1,760,635
Accounts receivable, net of allowance for
  and doubtful accounts of $320,000 and  $221,000 at
  October 31, 2002 and January 31, 2002, respectively .........  9,001,292              9,600,738
Inventories ................................................... 25,495,486             26,529,150
Prepaid income taxes ..........................................        --                 242,029
Deferred income taxes .........................................    888,000                888,000
Other current assets ..........................................    519,752                524,274
                                                               -----------            -----------
         Total current assets.................................  37,894,697             39,544,826
Property and equipment, net of accumulated
  depreciation of $3,560,000 at October 31, 2002
  and $3,113,000 at January 31, 2002...........................  2,127,234              2,218,459
Construction in progress.......................................    644,657                    --
Other assets...................................................    731,437                654,200
                                                               -----------            -----------
                                                               $41,398,025            $42,417,485
                                                               ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
Accounts payable............................................... $3,209,575             $4,759,373
Current portion of long-term liabilities....................... 15,351,752             17,028,032
Accrued expenses and other current liabilities.................  1,201,198                991,021
Due to Affiliate...............................................    168,099                    --
                                                               -----------            -----------
     Total current liabilities................................. 19,930,624             22,778,426
Long-term liabilities .........................................    467,501                609,105
Deferred income taxes .........................................    303,000                303,000
                                                                   -------                -------
Commitments and Contingencies

Stockholders' Equity
  Preferred stock, $.01 par;
  1,500,000 shares authorized; none issued
  Common stock, $.01 par;
  10,000,000 shares authorized;
  2,966,357 and 2,684,600 shares issued and outstanding
  at October 31, 2002 and January 31, 2002, respectively.......     29,663                 26,846
Additional paid-in capital.....................................  8,753,951              6,360,741
Retained earnings.............................................. 11,913,286             12,339,367
                                                               -----------            -----------
     Total stockholders' equity................................ 20,696,900             18,726,954
                                                               -----------            -----------
                                                               $41,398,025            $42,417,485
                                                               ===========            ===========

     See notes to condensed consolidated financial statements.

                                                                               2


                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                        STATEMENTS OF INCOME (UNAUDITED)

                                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         October 31,                      October 31,
                                                                    2002            2001            2002            2001

Net Sales ...................................................   $ 18,534,900    $ 19,205,554    $ 58,142,368    $ 56,572,147
Cost of Goods Sold ..........................................     15,083,441      16,201,359      46,873,895      46,958,134
                                                                ------------    ------------    ------------    ------------
Gross Profit ................................................      3,451,459       3,004,195      11,268,473       9,614,013
Operating Expenses ..........................................      2,445,343       2,127,275       7,880,146       6,708,113
                                                                ------------    ------------    ------------    ------------
Operating Profit ............................................      1,006,116         876,920       3,388,327       2,905,900
Other Income, net ...........................................          4,090          88,634          44,593         100,139
Interest Expense ............................................       (146,325)       (201,369)       (491,153)       (698,862)
                                                                ------------    ------------    ------------    ------------
Income before Income Taxes ..................................        863,881         764,185       2,941,767       2,307,177
Provision for Income Taxes ..................................        368,274         380,281         991,483         704,000
                                                                ------------    ------------    ------------    ------------
Net Income ..................................................   $    495,607    $    383,904    $  1,950,284    $  1,603,177
                                                                ============    ============    ============    ============
Net Income per common share adjusted for the
 1 for 10 Stock distribution to shareholders of
 record on July 31, 2002:
     Basic ..................................................   $        .17    $        .13    $        .66    $        .55
                                                                ============    ============    ============    ============
     Diluted ................................................   $        .17    $        .13    $        .66    $        .54
                                                                ============    ============    ============    ============
Weighted average common shares outstanding
 adjusted for the 1 for 10 Stock distribution to
 shareholders of record on July 31, 2002:
     Basic ..................................................      2,966,357       2,943,857       2,963,597       2,922,260
                                                                ============    ============    ============    ============
     Diluted ................................................      2,975,303       2,974,156       2,974,958       2,946,780
                                                                ============    ============    ============    ============


See notes to condensed consolidated financial statements.




                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                       Nine months ended October 31, 2002


                                                                  Additional
                                           Common stock            paid-in       Retained
                                       Shares        Amount        capital       earnings         Total
                                       ------        ------        -------       --------         -----
Balance, January 31, 2002             2,684,600      $26,846      $6,360,741    $12,339,367     $18,726,954
Net income                                                                      1,950,284         1,950,284
Exercise of stock options                 7,350           73          19,589                         19,662
10% Stock dividend                      274,407        2,744       2,373,621     (2,376,365)             --
                                      ---------      -------      ----------    -----------     -----------
Balance, October 31, 2002             2,966,357      $29,663      $8,753,951    $11,913,286     $20,696,900
                                      =========      =======      ==========    ===========     ===========


See notes to condensed consolidated financial statements.
                                                                               4



                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                                 October 31,
                                                                             2002             2001
                                                                             ----             ----
Cash Flows from Operating Activities:
Net income                                                               $ 1,950,284      $ 1,603,177
Adjustments to reconcile net income  to net cash provided
   by (used in) operating activities:
Provision for bad debts                                                      245,042           79,576
Depreciation and amortization                                                447,430          450,820
(Increase) decrease in accounts receivable                                   354,404          437,218
(Increase) decrease in inventories                                         1,033,664         (823,049)
(Increase) decrease in prepaid income taxes and other current assets         246,551          400,291
(Increase) decrease in other assets                                          (77,237)        (329,064)
Increase (decrease) in accounts payable, accrued
  expenses and other liabilities                                          (1,134,022)      (3,115,656)
                                                                          ----------       ----------
Net cash  provided by (used in) operating
  activities                                                               3,066,116       (1,296,687)
                                                                          ----------       ----------
Cash Flows from Investing Activities:
Construction in progress                                                    (644,657)              --
Purchases of property and equipment                                         (356,205)        (376,124)
                                                                          ----------       ----------
Net cash provided by (used in) investing activities                       (1,000,862)        (376,124)
                                                                          ----------       ----------
Cash Flows from Financing Activities:
Proceeds from exercise of stock options                                       19,662          126,250
Net borrowings (reductions) under loan agreements                         (1,049,432)       2,866,797
Repayments of term loan                                                     (805,952)        (576,852)
                                                                          ----------       ----------
Net cash provided by (used in) financing activities                       (1,835,722)       2,416,195
                                                                          ----------       ----------

Net increase in cash                                                         229,532          743,384
Cash and cash equivalents at beginning of period                           1,760,635          784,578
                                                                          ----------       ----------
Cash and cash equivalents at end of period                               $ 1,990,167      $ 1,527,962
                                                                         ===========      ===========
Supplemental disclosures of cash flow information:
 Cash paid during period for:
    Interest                                                             $   491,153      $   698,847
                                                                         ===========      ===========
    Income taxes                                                         $   460,000      $   357,500
                                                                         ===========      ===========
  Non-cash Financing Activity:
    Issuance of Stock Dividend                                             2,376,365               --


                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   Business

          Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation is engaged primarily in the manufacture of personal safety protective work clothing. The principal market for the Company's products is the United States. No customer accounted for more than 10% of net sales during the nine-month periods ended October 31, 2002 and 2001. Qing Dao Maytung Healthcare Co., Ltd. is a real estate holding company that was formed during the nine months ended October 31, 2002 for the purpose of constructing a building in the People's Republic of China.

2.   Basis of Presentation

          The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. While the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2002. The results of operations for the three-month and nine-month periods ended October 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

3.   Principles of Consolidation

          The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laidlaw, Adams & Peck, Inc., Lakeland Protective Wear, Inc. (a Canadian corporation), Lakeland de Mexico S.A. de C.V. (a Mexican corporation), Weifang Lakeland Safety Products, Co., Ltd. (a Chinese corporation) and Qing Dao Maytung Healthcare Co., Ltd. (a Chinese corporation). All significant intercompany accounts and transactions have been eliminated.

4.   Inventories



          Inventories consist of the following:

                                                                           October 31,     January 31,
                                                                              2002              2002
                                                                              ----              ----
                  Raw materials........................................... $ 8,634,326      $ 6,248,990
                  Work-in-process.........................................   1,874,476        3,997,470
                  Finished goods..........................................  14,986,684       16,282,690
                                                                           -----------      -----------
                                                                           $25,495,486      $26,529,150


Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.



5.   Stockholders Equity


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


     The following table sets forth the computation of basic and diluted earnings per share:

                                                         Three Months Ended           Nine Months Ended
                                                             October 31,                   October 31,
                                                          2002          2001           2002           2001
                                                          ----          ----           ----           ----
     Numerator
           Net income                                  $ 495,607     $  383,904     $1,950,284     $1,603,177
                                                       =========     ==========     ==========     ==========
     Denominator
           Denominator for basic earnings per share
              (weighted-average shares)                2,966,357      2,943,857      2,963,597      2,922,260
           Effect of dilutive securities:
              Stock options                                8,946         30,299         11,361         24,520
                                                       ---------      ---------      ---------      ---------
     Denominator for diluted earnings per share
              (adjusted weighted-average shares) and
              assumed conversions                      2,975,303      2,974,156      2,974,958      2,946,780
                                                       =========      =========      =========      =========
     Basic earnings per share                               $.17           $.13           $.66           $.55
                                                       =========      =========      =========      =========
     Diluted earnings per share                             $.17           $.13           $.66           $.54
                                                       =========      =========      =========      =========

     Excluded from the calculation of earnings per share are options to purchase 1,100 and 3,300 shares at October 31, 2002 and 2001, respectively, as their inclusion would have been anti dilutive.

6.   Credit Facility

     At October 31, 2002, the balance outstanding under the Company's secured $18 Million revolving credit facility amounted to $14,904,000. This facility, which is based on a percentage of eligible accounts receivable and inventory, as defined, expires on July 31, 2003. Borrowings under the facility bear interest at a rate per annum equal to the one-month LIBOR rate plus 2%. At October 31, 2003, the balance outstanding under the Company's term loan is $447,752. The term loan is payable in monthly installments of $89,500, plus interest payable at the thirty day commercial paper rate plus 2.45% and expires on March 31, 2003. The credit facility and term loan are collateralized by substantially all of the assets of the Company and guaranteed by certain of the Company's subsidiaries. The credit facility and term loan contain financial covenants, including, but not limited to, minimum levels of earnings and maintenance of minimum tangible net worth and certain other ratios.

7.   Major Supplier

     The Company purchased approximately 74% of its raw materials from DuPont. The Company has been purchasing such raw materials from DuPont for over twenty years, and as one of its largest customers in Tyvek, considers its relationship with this supplier to be excellent. The Company expects this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources, although, the Company's competitive position in the marketplace could be affected.


8.   Effects of Recent Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64 Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the current requirement that gains and losses on debt extinguishments must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. Management believes that the adoption of SFAS No. 145 will not have a material impact on its financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issue Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes that the adoption of SFAS No. 146 will not have a material impact on its financial position or results of operations.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

     Nine months ended October 31, 2002 compared to the nine months ended October 31, 2001.

     Net Sales. Net sales for the nine months ended October 31, 2002 increased $1,570,000, (or 2.8%) to $58,142,000 from $56,572,000 reported for the nine months ended October 31, 2001. The increase in sales was principally attributable to improving economic conditions and to the Company's April 1, 2002 sales price increase. This industry continues to be highly competitive.

     Gross Profit. Gross profit for the nine months ended October 31, 2002, increased by $1,654,000, (or 17.2%)to $11,268,000 from $9,614,000 for the nine months ended October 31, 2002. Gross profit as a percentage of net sales increased to 19.4% for the nine months ended October 31, 2002 from 17.0% reported for the prior year principally due to the increase in selling prices and additionally by a decrease in labor and overhead costs. Commencing in March 2002 the company incurred an increase in the price of raw materials, (from DuPont), which have an effect on margins for the remainder of this fiscal year.

     Operating Expenses. Operating expenses for the nine months ended October 31, 2002 increased by $1,172,000, (or 17.5%) to $7,880,000, (or 13.6%) of net
sales from $6,708,000, (or 11.9%) of net sales for the nine months ended October 31, 2001. Operating expenses increased principally as a result of increased freight costs, insurance costs, computer costs, bad debt expense, professional fees, sales and use taxes, and commission expense.

     Interest Expense. Interest expense decreased primarily due to lower interest costs reflecting a decrease in average borrowings under the company's credit facilities and decreasing interest rates.

     Income Tax Expense. The effective tax rate for the nine months ended October 31, 2002 and 2001 of 33.7% and 30.5%, respectively, deviates from the Federal statutory rate of 34.0%, which is primarily attributable to differing foreign tax rates and state income taxes.

     Net Income. As a result of the foregoing, net income increased to $1,950,000 for the nine months ended October 31, 2002, (or up 21.6%) from net income of $1,603,000 for the nine months ended October 31, 2001.

     Three months ended October 31, 2002 compared to the three months ended October 31, 2001.

     Net Sales. Net sales for three months ended October 31, 2002 decreased $671,000, (or 3.6%) to $18,535,000 from $19,206,000 reported for the three months ended October 31, 2001. The decrease in sales was principally attributable to the prior year period sales benefiting from increased short term demand for certain products due to the tragic events of September 11, 2001. This industry continues to be highly competitive.

     Gross Profit. Gross profit for the quarter ended October 31, 2002 increased by $447,000, (or 14.9%) to $3,451,000 from $3,004,000 for the quarter ended
October 31, 2001. Gross profit as a percentage of net sales increased to 18.6% for the three months ended October 31, 2001 from 15.6% reported for the prior year, principally due to the increase in selling prices, and in addition by a decrease in material usage and overhead costs. The Company incurred an increase in the cost of raw materials, (from DuPont), which had a negative effect on margins during the quarter.

     Operating Expenses. Operating expenses for the quarter ended October 31, 2002 increased by $318,000, (or 15%)to $2,445,000, (or 13.2%) of net sales from
$2,127,000, (or 11.1%) of net sales for the quarter ended October 31, 2001. Operating expenses increased principally as a result of increased sales salaries, commissions, freight, travel, professional fees, and insurance.

     Interest Expense. Interest expenses decreased primarily due to lower interest costs reflecting a decrease in average borrowing under the Company's credit facilities and decreasing interest rates.

     Income Tax Expense. The effective tax rate for the three months ended October 31, 2002 and 2001 of 42.6% and 49.8% respectively, deviates from the Federal statutory rate of 34%, which is primarily attributable to a differing mixture of foreign profits and tax rates and state and local income taxes, than in the comparable quarter last year.

     Net Income. As a result of the foregoing net income increased to $496,000 for the three months ended October 31, 2002, (or up 29.1%) from net income of $384,000 for the three months ended October 31, 2001.



LIQUIDITY and CAPITAL RESOURCES
-------------------------------

     Liquidity and Capital Resources. The Company's working capital is equal to $17,964,073 at October 31, 2002. The Company's primary sources of funds for conducting its business activities have been from cash flow provided by operations and borrowings under its credit facilities. The Company requires liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with sales growth and, to a lesser extent, for capital expenditures.

     Net cash provided by operating activities was $3,066,116 for the nine months ended October 31, 2002 and was due primarily to a decrease in inventories of $1,033,664, net income of $1,950,284, offset by a decrease in accounts payable of $1,134,022.

     The Company used net cash in investing activities of $1,000,862 during the nine months ended October 31, 2002 in connection with the purchase of equipment of $356,205 and the construction of a building in the People's Republic of China amounting to $644,657.

     Net cash used in financing activities of $1,835,722 was primarily attributable to reductions of $1,049,432 in connection with the revolving credit facility, and repayments under the term loan of $805,952 during the nine months ended October 31, 2002.

     The revolving credit facility permits the Company to borrow up to a maximum of $18 million. The revolving credit agreement expires on July 31, 2003 and has therefore been classified as a short-term liability in the accompanying balance sheet at October 31, 2002. Borrowings under the revolving credit facility amounted to $14,904,000 at October 31, 2002. The $3 million term-loan agreement entered into in November 1999 has an outstanding balance of $447,752 and expires on March 31, 2003.

     The Company believes that cash flow from operations and the revolving credit facility, upon its anticipated renewal, will be sufficient to meet its currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months. Historically, the Company has been able to renew its credit facility on acceptable terms, however there can be no assurance that such financing will continue to be available.

     Foreign Currency Activity. The Company's foreign exchange exposure is principally limited to the relationship of the U.S. Dollar to the Mexican Peso, the Chinese RMB and the Canadian Dollar.

     Sarbanes-Oxley Act of 2002. In the summer of 2002, the Sarbanes-Oxley Act (the Act) of 2002 was enacted into law. The goals of the Act are to increase corporate responsibility, provide enhanced penalties for accounting and auditing improprieties at publicly traded companies and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. Among other mandates, the Act establishes new disclosure requirements and corporate governance rules. While some of these mandates were made effective when the Act was adopted, others require the SEC to take action before they will become effective. The Company has taken steps to ensure that it complies with the portions of the Act that are already in effect as well as to prepare for those which will become effective in the future. The Company will continue to monitor all developments in the securities laws, including those imposed by the Act, and will comply with such regulations as mandated.

     The Act will require the Company's Audit Committee to pre-approve all audit and non-audit services performed by the Company's independent accountant. Furthermore, the Company will be required to disclose in its periodic reports the approval by the Audit Committee of non-audit services to be performed by its independent accountant. The Company's Audit Committee has reviewed the nature of all significant audit and non-audit services which are currently performed by PricewaterhouseCoopers LLP (PwC), its independent accountant.

ITEM 4. Controls and Procedures

     Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act Rules 13a-14) within 90 days of the date of the filing of this report. Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer have concluded that these procedures are effective in ensuring that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have not been any significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation.

ITEM 6. Exhibits and Reports on Form 8-K:
     a - 10(g) Employment Agreement between The Company and Raymond J. Smith dated December 1,2002.
          10(k) Employment Agreement between The Company and Christopher J. Ryan dated November 29,2002.
          10(r) Employment Agreement between The Company and James M. McCormick dated December 1,2002
     b -Reports on Form 8-K filed during the three month period ended October 31, 2002:
          Change in Certifying Accountants filed October 21, 2002
          Amendment #1 filed October 25, 2002
          Change in Certifying Accountants filed October 31, 2002

                  ----------------SIGNATURES----------------

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         LAKELAND INDUSTRIES, INC.
                                         ---------------------------------------
                                                (Registrant)

                                         /s/Raymond J. Smith
Date:  December 13, 2002                 ---------------------------------------
                                         Raymond J. Smith,
                                         President and Chief Executive Officer


                                         /s/Christopher J. Ryan
                                         ---------------------------------------
Date: December 13, 2002                  Christopher J. Ryan
                                         Executive Vice President, Secretary and
                                                     General Counsel


                                         /s/James M. McCormick
Date:  December 13, 2002                 ---------------------------------------
                                         James M. McCormick,
                                         Vice President and Treasurer
                                         (Principal Accounting Officer)
                                                                              12

             Certification of President and Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             And Securities and Exchange Commission Release 34-46427

I, Raymond J. Smith, the president and chief executive officer of Lakeland Industries, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lakeland Industries, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made,not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, result of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrar's ability to record, process, summarize and report financial data and have identified for the registrant's auditors, any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December  13 ,2002              /s/Raymond J. Smith
                                         ---------------------------------------
                                         Raymond J. Smith
                                         President and Chief Executive Officer

                  Certification of Principal Accounting Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             And Securities and Exchange Commission Release 34-46427

I, James M. McCormick, the principal accounting officer of Lakeland Industries, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lakeland Industries, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, result of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrar's ability to record, process, summarize and report financial data and have identified for the registrant's auditors, any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    December   13 ,2002             /s/James M. McCormick
                                         ---------------------------------------
                                         James M. McCormick
                                         Vice President, Treasurer and
                                         Principal Accounting Officer

    Certification of Executive Vice President, Secretary and General Counsel
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             And Securities and Exchange Commission Release 34-46427

I, Christopher J. Ryan, Executive Vice President, Secretary and General Counsel of Lakeland Industries, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lakeland Industries, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, result of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrar's ability to record, process, summarize and report financial data and have identified for the registrant's auditors, any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls;

7. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    December   13 ,2002             /s/Christopher J. Ryan
                                         ---------------------------------------
                                         Christopher J. Ryan
                                         Executive Vice President, Secretary and
                                         General Counsel

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
             Pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
                    ss. 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Lakeland Industries, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2002 (the "Report"), I Raymond J. Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents in all material respects, the financial condition and results of operations of the Company.


/s/Raymond J. Smith
-------------------
Raymond J. Smith
Chief Executive Officer

December 13 , 2002

                  CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER
             Pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
                    ss. 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Lakeland Industries, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2002 (the "Report"), I James M. McCormick, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents in all material respects, the financial condition and results of operations of the Company.


/s/James M. McCormick
---------------------
James M. McCormick
Principal Accounting Officer

December  13, 2002

                   CERTIFICATION OF EXECUTIVE VICE PRESIDENT,
                          SECRETARY AND GENERAL COUNSEL
             Pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
                    ss. 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Lakeland Industries, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2002 (the "Report"), I Christopher J. Ryan Executive Vice President, Secretary and General Counsel of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents in all material respects, the financial condition and results of operations of the Company.


/s/Christopher J. Ryan
----------------------
Christopher J. Ryan
Executive Vice President, Secretary
And General Counsel

December  13, 2002