Form 10-K
period 2003-01-31
LAKELAND INDUSTRIES INC
filed 2003-04-29
CIK 798081

FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (Fee Required)
    For the fiscal year ended JANUARY 31, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
    EXCHANGE  ACT OF 1934 (No fee  required)
    For the  transition  period  from ________________ to _________________

                        COMMISSION FILE NUMBER: 0 - 15535

                            LAKELAND INDUSTRIES, INC.
________________________________________________________________________________
             (Exact Name of Registrant as Specified in its Charter)

        DELAWARE                                        13-3115216
________________________________________________________________________________
(State of Incorporation)                 (I.R.S. Employer Identification Number)

                    711-2 KOEHLER AVE., RONKONKOMA, NY 11779
________________________________________________________________________________
                    (Address of Principal Executive Offices)

                                 (631) 981-9700
________________________________________________________________________________
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
________________________________________________________________________________
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S - K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - K or any amendment to this Form 10 - K __.

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Exchange Act of 1934) of the Registrant, based upon the closing price of the Common Stock on NASDAQ on the last day of the registrant's most recently completed second quarter (July 31, 2002) was approximately $16,648,694 (based on 1,922,482 shares held by non-affiliates).

The number of shares outstanding of the Registrant's common stock, $.01 par value, on April 25, 2003 was 2,972,407.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended January 31, 2003 are incorporated by reference in Items 5-7A of Part II and certain portions of the Registrant's Definitive Proxy Statement, for the Annual Meeting of Stockholders to be held June 18, 2003, are incorporated by reference in Items 10
- 13 of Part III of this Annual Report on Form 10-K.

      THIS ANNUAL REPORT ON FORM 10-K MAY CONTAIN CERTAIN STATEMENTS THAT ARE NOT HISTORICAL FACTS AND MAY BE FORWARD-LOOKING. SUCH STATEMENTS INVOLVE ESTIMATES, ASSUMPTIONS, RISKS AND UNCERTAINTIES. THERE IS NO ASSURANCE THAT FUTURE RESULTS WILL NOT DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1. BUSINESS
________________________________________________________________________________

      Lakeland Industries, Inc. (the "Company") believes that it is a leading manufacturer of a comprehensive line of safety garments and accessories for the industrial safety and protective clothing industries in the United States. The Company's major product areas include disposable / limited use protective industrial garments, specialty safety and industrial work gloves, reusable woven industrial and medical apparel, fire and heat protective clothing along with protective systems for personnel, full body suits for use by toxic waste, hazmat clean up teams, and "first responders" to acts of terrorism. Products are manufactured both domestically and internationally by the Company and by contract manufacturers. Products are sold by Company personnel and 44 independent sales representatives, primarily to a network of safety and mill supply distributors;

      The Company's disposable protective garments are used primarily for: (i) SAFETY AND HAZARD PROTECTION, to protect the wearer from contaminants or irritants, such as, chemicals, pesticides, fertilizers, paint, grease, and dust and from limited exposure to hazardous waste and toxic chemicals including acids, asbestos, lead, and hydro-carbon's (PCB's) (ii) CLEAN ROOM ENVIRONMENTS, for the prevention of human contamination of manufacturing processes in clean room environments, (iii) HAND AND ARM PROTECTION, to protect the wearer's hand and arms from lacerations, heat and chemical irritants without sacrificing manual dexterity or comfort, (iv) HEAT AND FIRE PROTECTION, to protect municipal fire fighters, military, airport and industrial fire fighting teams and for maintenance of "hot" equipment, such as, coke ovens, kilns, glass furnaces, refinery installations, and smelting plants, (v) PROTECTION FROM VIRAL AND BACTERIAL MICROBIOLOGICALS, to protect the wearer from contagious diseases, such as AIDS and hepatitis, at hospitals, clinics and emergency rescue sites, and
(vi) PROTECTION FROM HIGHLY CONCENTRATED AND POWERFUL CHEMICAL AND BIOLOGICAL TOXINS, to protect the wearer from toxic wastes at Super Fund sites, accidental toxic chemical spills or biological discharges, the handling of chemical or biological warfare weapons and the cleaning and maintenance of chemical, petro-chemical and nuclear facilities, and by "first responders" to acts of terrorism.

      These products are manufactured, distributed and sold through four divisions and five wholly owned subsidiaries.

      The Company was incorporated in New York in 1982 and later reincorporated in Delaware in 1986. A new subsidiary, Fireland Industries, Inc. was formed during fiscal 1994 to act as Trustee and Sponsor of the Fireland Industries, Inc. Pension Plan. During fiscal 1998, the name of this subsidiary was changed to Laidlaw, Adams & Peck, Inc.

     Effective February 1, 1999, and October 1999 the China divisions, Weifang Lakeland Safety Products Co., Ltd., and MeiYang Protective Products Co., Ltd. were registered enterprises in China and were accounted for as a wholly owned subsidiary of the Company and of the Company's subsidiary Laidlaw, Adams & Peck, Inc., respectively and QingDao MayTung Healthcare Co. Ltd. was registered as a business enterprise in China in August 20, 2001. Lakeland de Mexico S. A. de C.V. was incorporated in Mexico on September 13, 1995 and Lakeland Protective Wear, Inc. was incorporated in Canada on December 13, 1994 and Lakeland Industries Europe Ltd. was incorporated in the U.K. on August 1, 2002. These are accounted for as wholly owned subsidiaries of the Company.

BACKGROUND AND MARKET

      The market for disposable industrial garments has increased substantially in the past 20 years. In 1970, Congress enacted the Occupational Safety and Health Act ("OSHA"), which requires employers to supply protective clothing in certain work environments. At about the same time, DuPont developed Tyvek which, for the first time, allowed for the economical production of lightweight, disposable protective clothing. The attraction of disposable garments grew in the late 1970's with the increases in both labor and material costs of producing cloth garments and the promulgation of federal, state and local regulations requiring that employees wear protective clothing to protect against exposure to certain contaminants, such as asbestos and P.C.B.s.

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

      The Company believes that this market will grow due to the extensive government legislation which mandates the continued clean up of toxic waste sites and the elimination of hazardous materials from the environment as promulgated under prior Congressional Super Fund Acts. The Environmental Protection Agency ("EPA") designated OSHA to be responsible for the health and safety of workers in and around areas of hazardous materials and contaminated waste. OSHA responded by formulating an all encompassing compendium of safety regulations that prescribe operating standards for all aspects of OSHA projects. Almost 2 million people are affected by OSHA Standards today. Various states have also enacted worker safety laws which are equal to or go beyond OSHA standards and requirements, as it affects the Company's products.

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

      NFPA 1991 / LEVEL A calls for total encapsulation in a vapor-proof chemical suit with "self-contained breathing apparatus" ("SCBA") and appropriate accessories.

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

      The growth in the markets for disposable/limited use garments in the industrial safety market has resulted from the following factors:

      o The Federal Government's response to the events of September 11, 2001. Homeland Security legislation already passed by Congress include the "Fire Act" and "Bioterrorism Act", which propose and provide for the release of more than a billion dollars for the purchase of equipment by fire, and police departments, hospitals, emergency medical personnel, military and federal law enforcement personnel and other so called "first responders" to a terrorist threat or attack from 2003 through 2005.

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

      o increasing workmen's compensation claims and large class action liability suits instituted by both present and prior employees for failure to be protected against hazardous agents found in the workplace.

      In general, manufacturers of industrial and safety clothing were considered to be highly fragmented, since they consisted of a large number of closely held small family businesses. However, most of the companies that competed directly with Lakeland in disposable limited use protective garments have closed their doors over the last couple of years or sold their assets. Accordingly, the Company believes that the few remaining companies making disposable/limited use protective garments, industrial work gloves, reusable woven industrial and medical apparel and fire and heat protective clothing could present attractive acquisition opportunities.

       There are few, if any,dominant personal protective apparel manufacturers, and the market is witnessing significant ongoing consolidation activity, both at the manufacturing level and at the safety distributor customer level.

PRODUCTS - GENERAL

       The following table summarizes the principal products manufactured and/or sold by the Company, organized by the respective fabric's principal markets/uses therefore:



_________________________________________________________________________________________________________________

       PRODUCT                      RAW MATERIAL                PROTECTION AGAINST         USER INDUSTRY

o  Limited Use/Disposable    o  TyvekTM and              Contaminants, irritants,   o  Chemical/petrochemical
   Protective Clothing          TyvekQCTM laminates      chemicals, fertilizers,       industries
                                of Polyethylene,         pesticides, acids,         o  Automotive and pharma-
                                MicromaxTM,              asbestos, PCB(s), lead        ceutical industries
                                SMS,Polypropylene,       and other hazardous        o  Public utilities
                                PyrolonTM,and other      chemicals                  o  Government
                                non-woven fabrics                                      (Terrorist Response)
                                                                                    o  Janitorial
_________________________________________________________________________________________________________________
o  Gloves                    o  KevlarTM yarns           Cuts, lacerations, heat    o  Automotive, glass and
o  Arm guards                o  SpectraTM yarns          and chemical irritants        metal fabrication
                             o  KevlarTM wrapped steel                                 industries
                                core yarns                                          o  Chemical plants
_________________________________________________________________________________________________________________
o  Fire fighting apparel     o  PBITM                    Fire, burns and excessive  o  Municipal, corporate and
                             o  NomexTM                  heat                          volunteer fire departments
                             o  MilleniaTM                                          o  Wildland Fire Fighting
                             o  BasofilTM
                             o  Advance Indura Ultrasoft
_________________________________________________________________________________________________________________
o  Heat protective           o  Aluminized NomexTM       Fire, burns and            o  Hot equipment maintenance
   aluminized fire suits     o  Aluminized KevlarTM      excessive heat                personnel and industrial
                                                                                       fire departments
                                                                                    o  Airport crash rescue
_________________________________________________________________________________________________________________
o  Protective woven          o  StaticsorbTM Carbon      o  Protects manufactured   o  Hospital and Industrial
   reusable garments            Thread with Polyester       products from human        Facilities
                             o  Cotton Polyester blends     contamination or static
                                                                                    o  Clean room environments
                                                            electrical charge
                             o  Cotton
                                                                                    o  Emergency Medical
                                                         o  Bacteria, viruses and
                             o  Polyester                                              Ambulance Services
                                                            blood borne pathogens
                             o  FR Cottons/NomexTM                                  o  Chemical and Refining
                                                         o  Protection from flash
                                                            fires
_________________________________________________________________________________________________________________
o  High end Chemical         o  TyChem SLTM              Chemical spills            o  Hazardous material teams
   protective suits          o  TyChem TKTM                                         o  Chemical and nuclear
                                                         Toxic chemicals used in
                             o  TyChem BRTM              manufacturing processes       industries-various uses
                             o  Other Company patented   Terrorist Threat or        o  Government
                                Co-Polymer Laminates     Attacks.                      (Terrorist Response)
_________________________________________________________________________________________________________________


LIMITED USE/DISPOSABLE PROTECTIVE CLOTHING

      The Company manufactures a complete line of disposable/limited use protective garments at its U.S., Mexican and Chinese assembly facilities. These garments are offered in coveralls, lab-coats, shirts, pants, hoods, aprons, sleeves and smocks. The Company offers these garments in a number of sizes and styles to fit the end users' needs. Limited-use garments can also be coated or laminated to increase splash protection against many inorganic acids, bases, and other liquid chemicals. Limited use garments are made from several non-woven fabrics including Tyvek, TyvekQC, TyChem SL, TK, and BR, Pyrolon FR, (all DuPont fabrics) and Company fabrics such as Pyrolon Plus 2 and XT, Micromax and Safegard76, Zonegard, Body Guard, RyTex and TomTex which are made of polypropylene and polyethylene materials, laminates, films, and derivatives.

      The Company incorporates many seaming techniques depending on the level of hold-out needed in the end use application. Seam types utilized include standard serge seam, bound seam, and heat sealed seam.

      Disposable/limited use industrial garments are used in a wide variety of industries and applications. Typical industry users are chemical plants, petro chemical refineries and related installations, automotive manufacturers, pharmaceutical companies, construction companies, coal and oil power generation utilities and telephone utility companies. There are many smaller industries that use these garments for specific safety applications unique to their situation.

      The Company's limited use garments range in price from $.06 for disposable/limited use shoe covers to approximately $14.00 for TyChem SL laminated hood and booted coverall. The Company's largest selling item, a standard white limited-use Tyvek coverall, costs the end user approximately $2.75 to $3.75 per garment. By comparison, similar re-usable cloth coveralls range in price from $20.00 to $60.00, exclusive of significant laundering, maintenance and shrinkage expenses.

      The Company cuts, warehouses and sells its disposable/limited use garments primarily at its Decatur, Alabama and China facilities. The fabric is cut into required patterns at its USA plant which is ISO 9001 certified or its Chinese Plants which are presently or will be ISO 9002 certified. The cut fabric and any necessary accessories, such as zippers or elastic, are then incorporated by the Company's wholly owned assembly facilities or independent sewing contractors. The Company's assembly facilities in China or Mexico and independent contractors sew and package the finished garments at their own facilities and return them primarily to the Company's USA plants, normally within one to eight weeks for immediate shipment to the customer.

      The Company presently utilizes over 11 independent sewing contractors under agreements that are terminable at will by either party. These contractors employ approximately 140 people full-time (both domestically and internationally) and operate and maintain their own industrial sewing machines. The Company believes that it is the only customer of the majority of its independent sewing contractors and considers its relations with such contractors to be excellent. In the fiscal year ended January 31, 2003, no independent sewing contractors accounted for more than 5% of the Company's sales of disposable/limited use garments. The Company believes that it can obtain adequate alternative production capacity should any of its independent contractors become unavailable. The Company believes that its manufacturing system permits it considerable flexibility. Furthermore, by employing additional sewing contractors, the Company can increase production without substantial additional capital expenditures.

      Management believes that by its use of its facilities complemented by the use of independent sewing contractors, the Company is capable of reducing by 10% or alternately increasing by 20% its production capacity without incurring large on-going costs typical of many manufacturing operations. This allows the Company to react quickly to changing unit demand for its products.

GLOVES AND ARM GUARDS

      The Company manufacturers and sells specially designed gloves and sleeves made from Kevlar. The Company is one of six companies licensed in North America to sell 100% Kevlar gloves. Kevlar is a cut and heat resistant, high-strength lightweight, flexible and durable material produced by Dupont. Kevlar, on an equivalent weight basis, is five times stronger than steel and has increasingly been used in manufacturing such diverse products as airplane fuselage components and bullet-resistant vests.

      Gloves made of Kevlar offer a better overall level of protection, lower the injury rate and are more cost effective than work gloves made from such traditional material as leather, canvas and coated gloves. Kevlar gloves can withstand temperatures of up to 400 degrees Fahrenheit and are sufficiently cut-resistant to allow workers to safely handle sharp or jagged unfinished sheet metal. Kevlar gloves are used primarily in the automotive, glass and metal fabrication industries.

      The Company is devoting an increasing portion of its manufacturing capacity to the production of Kevlar , Spectra and Company patented yarns to make gloves, which carry a higher profit margin than commodity gloves. Spectra is a cut resistant fiber made by Honeywell. In order to maintain a full line of gloves, however, the Company intends to continue to produce some commodity gloves as necessary to meet customer demand for its glove products. The Company believes that there are adequate and reliable foreign manufacturers available to meet the Company's import requirements of commodity gloves, if needed.

      The Company's Kevlar and Spectra gloves range in price from $37.00 to $240.00 for a dozen pair.

      The Company manufactures gloves at its Decatur, Alabama facility. Computerized robotic knitters are used to weave gloves from both natural and synthetic materials, including Kevlar and Spectra on an automatic basis. These robotic knitters are generally in operation 20 hours a day, 5-1/2 days a week.

      The Company's robotic knitters allow flexibility in production as they can be easily reprogrammed in minutes to produce gloves and sleeves in different sizes, styles, weights, weaves or combinations of materials. Additionally, these robotic knitters can produce gloves and sleeves separately or as a one-piece garment. Gloves and sleeves can also be knitted in different weights and combinations of yarns, such as Kevlar mixed with cotton or polyester.

      The Company has applied for patents that allow its manufacturing process to build in additional hand protection in the areas of a glove where it is needed in various applications. Until now the same level of yarn protection was uniform in the entire glove. For example, the top or back of a glove does not usually need the same thickness as the palm or thumb of a glove. Consequently, these patents will allow the company to produce its gloves more economically.

HEAT PROTECTIVE AND FIRE FIGHTING APPAREL

      The Company's products protect individuals that must work in high heat environments and the Company has been the creator, innovator and inventor of protective systems for high heat or hazardous occupations for the last 14 years. The brand name FYREPEL is recognized nationally and internationally. The Company has completed an intensive redesign and engineering study to address the ergonomic needs of stressful occupations. The Company's protective aluminized fire suits include:

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

PROTECTIVE WOVEN REUSABLE GARMENTS

      The Company also manufactures and markets a line of reusable and washable woven cloth protective apparel which supplements both the firefighting apparel and the disposable / limited use garments, giving the Company access to the much larger woven industrial and health care related markets. Cloth reusable garments are more appropriate in certain situations or applications because of worker familiarity with and acceptance of these fabrics and woven cloth's heavier weight, durability and longevity. These products give the Company the flexibility to supply and satisfy a wider range of safety and customer needs. The Company designs and manufactures:

      o special anti-static apparel, primarily for the automotive industry (perceived as a premium-priced product)

      o clean room apparel as used in the most sophisticated semiconductor manu-facturing facilities, as well as pharmaceutical/manufacturing

      o hospital garments for protection against blood borne pathogens

      o jackets and bib overalls for use by emergency medical rescue teams

      o flame resistant coveralls/pants/jackets for chemical and petroleum plants and wild land firefighting

      The Company's reusable wovens range in price from $10 to $100 per garment.

      The Company manufactures and sells woven cloth garments at its facility in St. Joseph, Missouri. After the Company receives fabrics from suppliers, principally blends of polyester and cotton, the Company cuts and sews the fabrics at its own facilities to meet customer purchase orders.

HIGH-END CHEMICAL PROTECTIVE SUITS

      The Company manufactures heavy duty fully encapsulated chemical suits made from Dupont TyChem TK and TyChem BR fabrics. These suits are worn to protect the user from exposure to hazardous chemicals. Hazardous material teams or individuals use chemical suits for toxic cleanups, chemical spills, or in industrial, chemical and electronic plants. The Company's line of chemical suits range in cost from $24 per coverall to $1,926. The chemical suits can be used in conjunction with a fire protective shell manufactured by the Company which will protect the user from both chemical and flash fire hazards. The Company has also introduced two National Fire Protection Agency ("NFPA") approved garments for varying levels of protection required depending on field conditions:

      TYCHEM TK - is a co-polymer film laminated to a durable spunbonded substrate. It offers the broadest temperature range for limited use garments -25F degrees to 225F degrees. TyChem TK meets all OSHA Level A requirements. It is available in NFPA 1991-94 certified versions when worn with an aluminized over cover.

      TYCHEM BR - meets all OSHA Level B and all NFPA 1993 fabric requirements and offers excellent splash protection against a wide array of chemicals.

      The Company manufactures chemical protective clothing at its facilities in Decatur, AL, St. Joseph, MO and Mexico. After the Company obtains fabrics such as TyChem TK and TyChem BR, it designs, cuts, glues and/or sews the materials to meet customer purchase orders.

      Due to Homeland Security Measures and governmental funding of Personal Protective Equipment for "first responders" to terrorist threats or attack, the Company believes demand for these suits which can protect against chemical, nuclear, and biological hazard will increase substantially over the next two years.

      In 2002, the federal government through the Federal Emergency Management Agency (FEMA) has allocated $360 Million to fire departments in the United States and its territories (the "Fire Act") to purchase among other things "Personal Protective Equipment" which include two of the Company's product lines "Heat Protective and Fire Fighting Apparel" and "High-end Chemical Protective Suits". Such monies were not actually dispersed until January 2003. For 2003 appropriations under the Fire Act are expected to be $360 to $400 million while it is believed that the "Bio Terrorism Preparedness and Response Act of 2002" includes an additional $337 Million for Bio-Defense Equipment and another $770 Million to purchase equipment for "first responders" such as fire, police, medical and military personnel. Such purchases of equipment will include Personal Protective Equipment made by the Company. These "Bio Terrorism" monies are expected to be disbursed in late 2004 and 2005.

QUALITY CONTROL

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

      These independent representatives call on over 500 safety and industrial distributors nationwide and promote and sell the Company's products to safety and industrial distributors and provide product information. The distributors buy the Company's products and maintain inventory at the local level in order to assure quick response time and the ability to service accounts properly. The independent representatives maintain regular interaction with end users and decision makers at the distribution level, thereby providing the Company with valuable feedback on market perception of the Company's products, as well as new developments within the industry. During the year ended January 31, 2003, no one distributor accounted for more than 5% of sales.

      The Company's marketing plan is to maximize the efficiency of its established distribution network by direct promotion at the end-user level.
Advertising is primarily through trade publications. Promotional activities include sales catalogs, mailings to end users and a nationwide publicity program and an Internet Web Page. See the Company's website at www.Lakeland.com. The Company exhibits at both regional and national trade shows and was represented at the National Safety Congress in (Fall of 2002) and at the American Industrial Hygienists Convention (Spring of 2002).

RESEARCH AND DEVELOPMENT

      The Company has a history of new product development and innovation and has introduced the Grapolator and Kut Buster glove and sleeve lines which combine a stainless steel wire core combined with high strength man made fibers providing the ultimate in cut protection without sacrificing dexterity, and additionally the patented Thermbar Mock Twist which provides heat protection for temperatures up to 600F degrees. The Company has 14 patents on various fabrics, patterns, and production machinery. The Company plans to continue to be an innovator in protective apparel fabrics, manufacturing equipment, and intends to introduce new products to the market place in the future. Specifically, the Company plans to continue to expand its new specially knit and coated gloves, woven gowns for industrial and medical uses, and new fire retardant cotton fabrics. It will also continue to dedicate resources to research and development of protective non-woven fabrics.

SUPPLIERS AND MATERIALS

      The Company does not have long-term, formal agreements with unaffiliated suppliers of non-woven fabric raw materials used by the Company in the production of its product lines. Tyvek and Kevlar, however, are purchased from Dupont under trademark licensing agreements. Polypropylene, Polyethylene, Polyvinyl Chloride, Spunlaced Polyester and their derivatives are available from thirty or more major mills, while flame retardant fabrics are also available from a number of both domestic and international mills.

      The  accessories  used  in  the  production  of the  Company's  disposable garments such as thread, boxes, snaps and elastics are obtained from unaffiliated suppliers. The Company has not experienced difficulty in obtaining its requirements for these commodity component items. The Company also has not experienced difficulty in obtaining materials, including cotton, polyester and nylon, used in the production of reusable non-wovens and commodity gloves. Kevlar, used in the production of the Company's specialty safety gloves, is obtained from independent mills that purchase the fiber from Dupont. For the last 20 years the Company has not experienced difficulty in obtaining its requirements for its raw materials, fabrics or components on any of the above described products. The Company obtains the Spectra yarn used in its Dextra Guard gloves from Honeywell. The Company believes that Honeywell will be able to meet the Company's needs for Spectra.

      In manufacturing its fire and heat protective suits, the Company uses glass fabric, aluminized glass, Nomex, aluminized Nomex, Kevlar, aluminized Kevlar, polybenzimidazole (PBI) and Gortex, as well as combinations utilizing neoprene coatings. The chemical protective suits are made of Viton, butyl rubber, PVC (available from multiple sources), proprietary and Company patented laminates and Teflon, Tyvek QC, TyChemTK and TyChem BR from Dupont. The Company has not experienced difficulty obtaining any of the aforementioned materials.

COMPETITION

      The Company's business is in a highly competitive industry. The Company believes that the barriers to entry in each of the fields in which it operates are relatively low, except in Tyvek disposable limited use clothing and TyChem High-end Chemical Protective Suits, because of the limited number of licensees that DuPont sells these fabrics to. The Company faces competition in some of its other product markets from large established companies that have greater financial, managerial, sales and technical resources than the Company. Where larger competitors offer products that are directly competitive with the Company's products, particularly as part of an established line of products, there can be no assurance that the Company can successfully compete for sales and customers. Larger competitors also may be able to benefit from economies of scale and technological innovation and may introduce new products that compete with the Company's products.

SEASONALITY

      The Company's quarterly operating results have varied and are expected to continue to vary in the future. These fluctuations may be caused by many factors, including seasonal buying patterns, demand for the Company's products, competitive pricing and services, the size and timing of individual sales, the lengthening of the Company's sales and production cycle, competitive pricing pressures, customer order deferrals in anticipation of new products, or government grants, changes in the mix of products and services sold, the timing of introductions and enhancements of products by the Company or its competitors, market acceptance of new products, technological changes in fabrics or production equipment used to make the Company's products, changes in the Company's operating expenses, changes in the mix of domestic and international revenues, the Company's ability to complete fixed price government or private long-term contracts within a budget, personnel changes, expansion of international operations, changes in the Company's strategies, and general industry and economic conditions. The Company's business has experienced, and is expected to continue to experience, seasonal fluctuations due in large part to the cyclical nature of certain industrial customers' businesses, and governmental budget cycles.

PATENTS AND TRADEMARKS

      At this time, there are no patents or trademarks which are significant to the Company's operations; however, the Company has one exclusive ten year licensing arrangement covering seven patents in the Company's name, seven Company developed patents, three additional patents in the application and approval process with the U.S. Patent and Trademark office, and has one non-exclusive agreement with Dupont regarding patented materials used in the manufacture of chemical suits, and one patent with Lavian Corporation providing for exclusive rights to the North American markets and semi-exclusive rights to other international markets subject to royalty payments based on yards sold and annual dollar minimums.

      As used here:  Micromax(R),  Safegard  "76"(R) , Zone Gard (R),  Body Gard
(TM),  Pyrolon (R), RyTex (R), TomTex (R), Thermbar (TM),  Grapolator Mock Twist
(TM), Despro(R),  DextraGard (TM),  Forcefield(TM) ,Kut Buster(TM),  Interceptor
(TM), Checkmate (TM), Heatex (TM), Sterling Heights (TM), Fyrepel (TM), Highland
(TM), Chemland (TM) and Uniland (TM) are trademarks of Lakeland Industries, Inc. Tyvek (R), Viton (R), Barricade (R), Nomex (R), Kevlar (R), Delrin (R), TyChem(R) SL, TK and BR and Teflon (R) are registered trademarks of E.I.DuPont de Nemours and Company. Saranex (R) is a registered trademark of Dow Chemical. Spectra (R) is a registered trademark of Honeywell. Indura(R) is a registered trademark of Westex,Inc. Basofil(R) is a registered trademark of BASF. Millenia(R) is a registered trademark of Southern Mills.

EMPLOYEES

      As of April 11, 2003, the Company had approximately 1,271 full-time employees ( 77.7% or 988 of whom were international and 22.3% or 283 of whom were domestic). The Company has experienced a low turnover rate among its employees. The Company believes its employee relations to be excellent.

ITEM 2. PROPERTIES
________________________________________________________________________________

      The Company leases three domestic manufacturing facilities, four foreign manufacturing facilities, one each Canadian and United Kingdom warehouse facility and a corporate office headquarters. The Company's 141,288 approximate square foot manufacturing facilities in Decatur, Alabama, are used primarily in the production and storage of disposable / limited use garments. The Alabama facilities are leased entirely by the Company from partnerships consisting primarily of Directors, certain officers and certain stockholders of the Company, pursuant to two lease agreements expiring on May 31, 2004 and August 31, 2004.

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

      The Company's Mexican subsidiary leases one 14,057 sq. ft. manufacturing facility on a two year lease dated August 1, 2002, expiring August 1, 2004, at an annual rent of $59,400. The employee manager of the Mexican subsidiary is the landlord. The Company also utilizes a 46,000 square foot manufacturing facility in China. There is a real estate appreciation rights and rent sharing agreement with a consortium of American and Chinese individuals (which include the Company itself, and certain officers, employees and the directors of the Company). This agreement provided that in consideration of the Consortium's financing the construction of the building and leasing of the real property in 1997, that Weifang Lakeland Safety Products Co., Ltd. pay the Consortium $49,000 a year starting in October 2002, or sooner, when all bank debt on the property is paid off, and to release to the Consortium the proceeds of any sale of the building and real property leases. The Company has a 28% interest in this Consortium. In August 2002 this facility was appraised by an independent Chinese government agency for $416,000 and was sold by the Consortium for $406,000 to the Company's Chinese subsidiary Weifang Lakeland Safety Products Co., Ltd. on installment basis with payments of $222,645 in December 2002, $89,000 in January 2003 with the remainder of $94,355 to be paid by June 2003. A second auxiliary facility to this main facility was rented on a annual basis starting April 10, 2001 at a monthly rent of $1,109 for 16,000 square feet.

      The Company leases a 8,250 square foot warehouse in Canada from a third party under a lease expiring on November 30, 2007.

      The Company leases 4,362 square feet of office space in Ronkonkoma, New York, from a third party, in which its corporate, executive and sales offices are located. This lease expires on June 30, 2004.

      The Company's Chinese subsidiary Qing Dao MayTung Healthcare Products, Co. Ltd. recently completed construction of and owns an 90,415 square foot facility on a 313,600 square foot plot of land leased from the Chinese government for 50 years in Jiazhou City, China.

      For the years ended January 31, 2003, 2002 and 2001, the Company paid total rent on property and all leased equipment of approximately $852,000, $858,000 and $891,000, respectively. The Company believes that these facilities are adequate for its present operations.

ITEM 3. LEGAL PROCEEDINGS
________________________________________________________________________________

      The Company and its subsidiaries are involved as plaintiffs in certain receivable collection actions and claims arising in the ordinary course of business, none of which individually or in the aggregate are of a material nature. The Company is involved as a defendant in one product liability suit and as a defendant and plaintiff in both the U.S. and China (involving two former employees) none of which individually or in aggregate are of a material nature.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
________________________________________________________________________________

      During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.]

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
________________________________________________________________________________

      Reference is made to Page 6 ("Market for the Registrant's Common Stock and Related Stockholder Matters") of the Registrant's 2003 Annual Report to Shareholders filed as Exhibit 13 hereto and incorporated herein by reference. (See Part IV, Item 15(c) Exhibits.)

ITEM 6. SELECTED FINANCIAL DATA
________________________________________________________________________________

      Reference  is  made  to  Page  1  ("Selected   Financial   Data")  of  the
Registrant's 2003 Annual Report to Shareholders filed as Exhibit 13 hereto and incorporated herein by reference. (See Part IV, Item 15(c) Exhibits.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
________________________________________________________________________________

      Reference is made to Page 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of the Registrant's 2003 Annual Report to Shareholders filed as Exhibit 13 hereto and incorporated herein by reference. (See Part IV, Item 15(c) Exhibits.)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
________________________________________________________________________________

      Reference is made to Page 5 ("Quantitative and Qualitative Disclosures about Market Risk") of the Registrant's 2003 Annual Report to Shareholders filed as Exhibit 13 hereto and incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
________________________________________________________________________________

      The following Consolidated Financial Statements are incorporated herein by reference to Pages 7 to 26 of the Registrant's Annual Report to Shareholders for the year ended January 31, 2003:

      Report of Independent Accountants
      Report of Independent Accountants
      Consolidated Balance Sheets - January 31, 2003 and 2002
      Consolidated Statements of Income for the years ended January 31, 2003, 2002 and 2001
      Consolidated Statement of Stockholders' Equity for the years ended
      January 31, 2003,  2002 and 2001
      Consolidated Statements of Cash Flows for the years ended January 31, 2003, 2002 and 2001
      Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
________________________________________________________________________________

      On October 15, 2002, the Registrant's Board of Directors dismissed Grant Thornton, LLP as its independent accountants for its fiscal year ending January 31, 2003.

      Grant Thornton, LLP's report, as previously issued, on the Registrant's consolidated financial statements for either of the past two years did not contain any adverse opinion or disclaimers of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

      The decision to change accountants was recommended and approved by the Registrant's Audit Committee.

      During the two most recent fiscal years and the subsequent interim periods through the date or termination (October 15, 2002), there were no disagreements with Grant Thornton, LLP, the Registrant's former independent accountants, on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Grant Thornton, LLP would have caused it to make reference in connectioin with its report to the subject matter of the disagreements.

      During the two most recent fiscal years and the subsequent interim periods through October 15, 2002, there have been no reportable events.

      On  October  29,  2002,  the  Registrant's   Board  of  Directors  engaged
PricewaterhouseCoopers LLP as its independent accountants for its fiscal year ending January 31, 2003. During the two most recent fiscal years and the subsequent interim periods through October 15, 2002, the Registrant has not consulted with PricewaterhouseCoopers LLP regarding any matters referenced under items 304(a)(2) of Regulation S-K.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
________________________________________________________________________________

      See the information under the caption "Election of Directors" in the Company's Proxy Statement relating to the 2003 Annual Meeting of Stockholders ("Proxy Statement"), which information is included in Exhibit 20 hereto and incorporated herein by reference. (See Part IV, Item 15(c) Exhibits.) The Company furnished to the SEC a definitive Proxy Statement within 120 days after the close of the fiscal year ended January 31, 2003. Certain information required by this item is incorporated herein by reference to the Proxy Statement. Also see "Executive Officers of the Registrant" in Part 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
________________________________________________________________________________

      See information under the caption "Compensation of Executive Officers" in the Company's Proxy Statement, which information is included in Exhibit 20 hereto and incorporated herein by reference. (See Part IV, Item 15(c) Exhibits.)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
________________________________________________________________________________

      See the information under the caption "Voting Securities and Stock Ownership of Officers, Directors and Principal Stockholders" in the Company's Proxy Statement, which information is included in Exhibit 20 hereto and incorporated herein by reference. (See Part IV, Item 15(c) Exhibits.)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
________________________________________________________________________________

      See the information  under the caption "Certain  Relationships and Related
Transactions"   in  the  Company's  Proxy   Statement,   which   information  is
incorporated herein by reference. (See Part IV, Item 15(c) Exhibits.)

ITEM 14. CONTROLS AND PROCEDURES
________________________________________________________________________________

      (a) The Company's chief executive officer and principal accounting officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act), as of a date within 90 days of the filing date of this Annual Report on Form 10-K. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

      (b) There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our chief executive officer and principal accounting officer.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8 - K
________________________________________________________________________________

      (A) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE:

      1. FINANCIAL STATEMENTS:

      The following  Consolidated  Financial  Statements of the  Registrant  are
incorporated   herein  by  reference  to  the  Registrant's   Annual  Report  to
Shareholders for the year ended January 31, 2003, as noted in Item 8 hereof:

      Report of Independent Accountants
      Report of Independent Accountants
      Consolidated Balance Sheets - January 31, 2003 and 2002
      Consolidated Statements of Income for the years ended January 31, 2003, 2002 and 2001
      Consolidated Statement of Stockholders' Equity for the years ended
      January 31, 2003,  2002 and 2001
      Consolidated Statements of Cash Flows for the years ended January 31, 2003, 2002 and 2001
      Notes to Consolidated Financial Statements

      2. FINANCIAL STATEMENT SCHEDULES

      The following  consolidated  financial  statement  schedule is included in
Part IV of this report:

      Schedule II - Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

      (B) REPORTS ON FORM 8 - K.

      No report on Form 8 - K has been filed for the quarter ended January 31, 2003.

      (C) EXHIBITS:

      3 (a) Restated Certificate of Incorporation*

      3 (b) By-Laws, as amended*

      10 (a) Lease agreements between POMS Holding Co., as lessor, and the
             Company, as lessee, dated September  1,1999

      10 (b) Lease agreement between Southwest Parkway, Inc., as lessor, and the Company, as lessee, dated August 1,2001.

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

      10 (g) Employment agreement between the Company and Raymond J. Smith, dated December 1, 2002, as revised March 2003.

      10 (h) Employment agreement between the Company and Harvey Pride, Jr., dated December 1, 2002.

      10 (i) Lease between Lakeland Industries, Inc. and JBJ Realty, dated April
             16, 1999.

      10 (j) Asset Purchase Agreement, dated November 19, 1990 by and among the Company, Mayer and WHM Acquisition Corp. (Incorporated by reference to the report on Form 10 - Q for the quarter ended October 31, 1990, filed by the Company on December 14, 1990).

      10 (k) Employment agreement between the Company and Christopher J. Ryan, dated November 29, 2002.

      10 (l) Loan agreement  dated March 9, 2001 between the Company and Merrill
             Lynch.

      10 (m) Consulting and License Agreements between the Company and W. Novis
             Smith dated December 10, 1991.

      10 (n) Agreement  dated June 17,  1993  between  the  Company and Madison
             Manpower and Mobile Storage, Inc.

      10 (o) Lease Agreement between River Group Holding Co., LLP, as lessor, and the Company, as lessee, dated June 1, 1999.

      10(p) Lease Agreement between Harvey Pride, Jr., as lessor, and the Company, as lessee, dated March 1, 1999.

      10(q) Term loan and security agreement between the Company and Merrill Lynch, dated November 1, 1999.

      10 (r) Employment Agreement between the Company and James M. McCormick dated December 1, 2002.

      11 Consents of Grant Thornton LLP and PricewaterhouseCoopers LLP dated April 28, 2003 and April 21, 2003, respectively***

      13     Annual Report to Shareholders for the year ended January 31, 2003

      20 Proxy Statement of the Registrant for Annual Meeting of Stock-holders - June 18, 2003

      22     Subsidiaries of the Company (wholly-owned):

                  LAKELAND PROTECTIVE WEAR, INC.
                  LAKELAND DE MEXICO S.A. DE C.V.
                  LAIDLAW, ADAMS & PECK, INC. AND SUBSIDIARY
                    (MEIYANG PROTECTIVE PRODUCTS CO., LTD.)
                  WEIFANG LAKELAND SAFETY PRODUCTS CO. LTD.
                  QING DAO MAYTUNG HEALTHCARE CO., LTD.
                  LAKELAND INDUSTRIES EUROPE LTD.

      All other exhibits are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

__________________

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

Dated: April 30, 2003

                                        LAKELAND INDUSTRIES, INC.

                                        By:


                                        /s/ RAYMOND J. SMITH
                                        _____________________
                                        Raymond J. Smith,
                                        CHAIRMAN OF THE BOARD
                                        AND PRESIDENT


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:


NAME                     TITLE                                 DATE



/s/ RAYMOND J. SMITH
_______________________
Raymond J. Smith            Chairman of the Board,                April 30, 2003
                            President and Director
                            (Principal Executive Officer)


/s/ CHRISTOPHER J. RYAN
_______________________
Christopher J. Ryan         Executive V. P.- General Counsel,     April 30, 2003
                            Secretary and Director


/s/ JAMES M. MCCORMICK
_______________________
James M. McCormick          Vice President and Treasurer          April 30, 2003
                            (Principal Financial and
                            Accounting Officer)


/s/ ERIC O. HALLMAN
_______________________
Eric O. Hallman             Director                              April 30, 2003


/s/ JOHN J. COLLINS, JR.
_______________________
John J. Collins, Jr.        Director                              April 30, 2003


/s/ WALTER J. RALEIGH
_______________________
Walter J. Raleigh           Director                              April 30, 2003



                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

         Column A                     Column B                Column C                  Column D        Column E
___________________________          __________     ____________________________       __________      __________
                                                             Additions
                                     Balance at     Charge to         Charged to                       Balance at
                                     beginning      costs and           other                            end of
                                     of period      expenses          accounts         Deductions        period
                                     __________     _________         __________       __________      __________

Year ended January 31, 2003
Allowance for doubtful
account (a)                          $221,000       $369,717                           247,717 (b)      $343,000

Year ended January 31, 2002
Allowance for doubtful
account (a)                          $221,000       $ 83,965                            83,965 (b)      $221,000

Year ended January 31, 2001
Allowance for doubtful
account (a)                          $200,000       $ 30,176                             9,176 (b)      $221,000

__________________

(a) Deducted from accounts receivable.
(b) Uncollectible accounts receivable charged against allowance.


       CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER PURSUANT TO
        SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 AND SECURITIES AND
                      EXCHANGE COMMISSION RELEASE 34-46427

I, Raymond J. Smith, the president and chief executive officer of Lakeland Industries, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Lakeland Industries, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, result of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this annuual report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior filing date of this annual report (the "Evaluation Date"); and

   c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrar's ability to record process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

   b. any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30,2003

                                           /s/ RAYMOND J. SMITH
                                           _____________________________________
                                           Raymond J. Smith
                                           President and Chief Executive Officer

            CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER PURSUANT TO
        SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 AND SECURITIES AND
                      EXCHANGE COMMISSION RELEASE 34-46427

I, James M. McCormick, the principal accounting officer of Lakeland Industries, Inc., certify that:

 1. I have reviewed this annual report on Form 10-K of Lakeland Industries, Inc.

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading with respect to the period covered by the report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, result of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this annual report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior filing date of this annual report (the "Evaluation Date"); and

   c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrar's ability to record process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

   b. any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

6. The registrant's other certifying  officers and  I  have  indicated  in  this
   annual   report   whether  or   not  there   were  significant  changes   in
   internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30,2003



                                              /s/ JAMES M. MCCORMICK
                                              __________________________________
                                              James M. McCormick Vice President,
                                              Treasurer and Principal Accounting
                                              Officer

    CERTIFICATION OF EXECUTIVE VICE PRESIDENT, SECRETARY AND GENERAL COUNSEL
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
            AND SECURITIES AND EXCHANGE COMMISSION RELEASE 34-46427

      I, Christopher J. Ryan, Executive Vice President, Secretary and General Counsel of Lakeland Industries, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of Lakeland Industries Inc.

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading with respect to the period covered by the report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, result of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior filing date of this annual report (the "Evaluation Date"); and

         c. presented  in   this   annual  report  our  conclusions  about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrar's ability to record process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: April 30,2003



                                         /s/ CHRISTOPHER J. RYAN
                                         _______________________________________
                                         Christopher J. Ryan
                                         Executive Vice President, Secretary and
                                         General Counsel

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
             PURSUANT TO 18 U.S.C. SS. 1350, AS ADOPTED PURSUANT TO
                   SS. 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the filing with the Securities and Exchange Commission of the Annual Report of Lakeland Industries, Inc. (the "Company") on Form 10-K for the year ending January 31, 2003 (the "Report"), I Raymond J. Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents in all material respects, the financial condition and results of operations of the Company.




/s/ RAYMOND J. SMITH
_______________________
Raymond J. Smith
Chief Executive Officer
April 30, 2003


                  CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER
             PURSUANT TO 18 U.S.C. SS. 1350, AS ADOPTED PURSUANT TO
                    SS. 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the filing with the Securities and Exchange Commission of the Annual Report of Lakeland Industries, Inc. (the "Company") on Form 10-K for the year ending January 31, 2003 (the "Report"), I James M. McCormick, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents in all material respects, the financial condition and results of operations of the Company.




/s/ JAMES M. MCCORMICK
____________________________
James M. McCormick
Principal Accounting Officer
April 30, 2003


                   CERTIFICATION OF EXECUTIVE VICE PRESIDENT,
                         SECRETARY AND GENERAL COUNSEL
     PURSUANT TO 18 U.S.C. SS. 1350, AS ADOPTED PURSUANT TO SS. 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     In connection with the filing with the Securities and Exchange Commission of the Annual Report of Lakeland Industries, Inc. (the "Company") on Form 10-K for the period ending January 31, 2003 (the "Report"), I Christopher J. Ryan Executive Vice President, Secretary and General Counsel of the Company, certify, pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents in all material respects, the financial condition and results of operations of the Company.





/s/ CHRISTOPHER J. RYAN
___________________________________
Christopher J. Ryan
Executive Vice President, Secretary
and General Counsel

April 30, 2003