Form 10-Q
period 2003-04-30
LAKELAND INDUSTRIES INC
filed 2003-06-12
CIK 798081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 - Q

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2003
                                                              --------------
                                       OR
   [_]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 For the transition period from        to
                                                             --------  --------

Commission File Number:  0-15535

                            LAKELAND INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                       13-3115216
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

 Common Stock, $.01 par value, outstanding at June 12, 2003 - 2,974,607 shares.

                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

         The following information of the Registrant and its subsidiaries is submitted herewith:

PART I -  FINANCIAL INFORMATION:
Item 1.    Financial Statements:
                                                                                                               Page
                                                                                                               ----
           Introduction .........................................................................................1
           Condensed Consolidated Balance Sheets - April 30, 2003 and January 31, 2003...........................2
           Condensed Consolidated Statements of Income for the
           Three Months Ended April 30, 2003 and 2002............................................................3
           Condensed Consolidated Statement of Stockholders' Equity - Three Months Ended April 30, 2003..........4
           Condensed Consolidated Statements of Cash Flows - Three Months Ended April 30, 2003
           and 2002..............................................................................................5
           Notes to Condensed Consolidated Financial Statements..................................................6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................9
Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........................................10
Item 4.    Controls and Procedures .............................................................................10
PART II - OTHER INFORMATION:
Item 6.    Exhibits and Reports on Form 8-K    .................................................................11
Signature Page..................................................................................................12
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.....................................13-15

                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
         ---------------------
Item 1. Financial Statements:
   Introduction
   ------------
                              CAUTIONARY STATEMENTS

     This report may includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than statements of historical fact included in this report, including, without limitation, the statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position and liquidity, the Company's strategic alternatives, future capital needs, development and capital expenditures (including the amount and nature thereof), future net revenues, business strategies, and other plans and objectives of management of the Company for future operations and activities.

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

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

      ASSETS                                                              April 30,    January 31,
                                                                            2003          2003
                                                                         (Unaudited)
      Current Assets:
Cash and cash equivalents ...............................................$ 1,384,210   $ 1,474,135
Accounts receivable, net of allowance for
  doubtful accounts of $269,000 at April 30, 2003 and
  $343,000 at January 31, 2003 .......................................... 13,294,112    10,364,188
Inventories ............................................................. 22,372,449    25,470,044
Deferred income taxes ...................................................  1,001,133     1,001,133
Other current assets ....................................................    754,281       549,564
                                                                         -----------   -----------
         Total current assets ........................................... 38,806,185    38,859,064
Property and equipment, net of accumulated
  depreciation of $3,916,000 at April 30, 2003
  and $3,708,000 January 31, 2003 .......................................  3,734,504     3,356,835

Other assets ............................................................    694,940       606,835
                                                                         -----------   -----------
                                                                         $43,235,629   $42,822,734
                                                                         ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
Accounts payable ........................................................$ 4,015,631   $ 3,014,038
Current portion of long-term liabilities ................................ 15,235,469    16,657,882
Accrued expenses and other current liabilities ..........................  1,221,840     1,262,175
                                                                         -----------   -----------
     Total current liabilities .......................................... 20,472,940    20,934,095
Long-term liabilities ...................................................    514,572       514,572
Deferred income taxes ...................................................     14,643        14,643

Commitments and Contingencies

Stockholders' Equity
  Preferred stock, $.01 par; authorized
  1,500,000 shares (none issued)
Common stock, $.01 par; authorized
  10,000,000 shares; issued and outstanding
  2,972,407 shares at April 30, 2003
     and 2,969,107 at January 31, 2003 ..................................     29,724        29,691
Additional paid-in capital...............................................  8,772,390     8,762,673
Retained earnings ....................................................... 13,431,360    12,567,060
                                                                         -----------   -----------
     Total stockholders' equity ......................................... 22,233,474    21,359,424
                                                                         -----------   -----------
                                                                         $43,235,629   $42,822,734
                                                                         ===========   ===========

            See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                    April 30,
                                                                              2003             2002
                                                                              ----             ----
Net sales ................................................................$ 23,824,886    $ 20,643,184
Cost of goods sold .......................................................  19,729,070      16,469,299
                                                                          ------------    ------------
Gross profit .............................................................   4,095,816       4,173,885
Operating expenses .......................................................   2,623,162       2,727,947
                                                                          ------------    ------------
Operating profit .........................................................   1,472,654       1,445,938
Other income, net ........................................................      15,442           9,883
Interest expense .........................................................    (137,796)       (175,662)
                                                                          ------------    ------------
Income before income taxes ...............................................   1,350,300       1,280,159
Provision for income taxes ...............................................     486,000         384,000
                                                                          ------------    ------------
Net Income................................................................$    864,300    $    896,159
                                                                          ============    ============

Net income per common share
         Basic............................................................$        .29    $        .30
                                                                          ============    ============
         Diluted..........................................................$        .29    $        .30
                                                                          ============    ============

Weighted average common shares outstanding
         Basic ...........................................................   2,969,997       2,953,060
                                                                          ============    ============
         Diluted .........................................................   2,977,052       2,968,268
                                                                          ============    ============

See notes to condensed consolidated financial statements

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                        Three months ended April 30, 2003


                                                             Additional
                                      Common stock           paid-in        Retained
                                   Shares       Amount       capital        earnings        Total
                                   ------       ------       -------        --------        -----

Balance, January 31, 2003        2,969,107      $29,691    $ 8,762,673    $12,567,060    $21,359,424
Exercise of Stock options            3,300           33          9,717        --               9,750
Net income                                                                    864,300        864,300
                                 ---------      -------    -----------    -----------    -----------
Balance, April 30, 2003          2,972,407      $29,724    $ 8,772,390    $13,431,360    $22,233,474
                                 =========      =======    ===========    ===========    ===========



See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  April 30,
                                                                             2003           2002
                                                                             ----           ----
Cash Flows from Operating Activities:
Net income .............................................................$   864,300    $   896,159
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
Provision for bad debts ................................................    (74,000)       179,714
Depreciation and amortization ..........................................    207,777        161,933
(Increase) decrease in accounts receivable ............................. (2,855,924)      (882,274)
(Increase) decrease in inventories .....................................  3,097,595        824,327
(Increase) decrease in other current assets ............................   (204,717)       101,918
(Increase) decrease in other assets ....................................    (88,105)       (46,021)
Increase (decrease) in accounts payable, accrued
  expenses and other liabilities .......................................    961,258     (1,545,459)
                                                                        -----------    -----------
Net cash provided by (used in) operating
  activities ...........................................................  1,908,184       (309,703)
                                                                        -----------    -----------

Cash Flows from Investing Activities:
Purchases of property and equipment ....................................   (585,446)      (154,990)
                                                                        -----------    -----------
Net cash used in investing activities ..................................   (585,446)      (154,990)
                                                                        -----------    -----------
Cash Flows from Financing Activities:
Proceeds from exercise of stock options ................................      9,750           --
Net (payments) borrowings under loan agreements ........................ (1,422,413)       743,212
                                                                        -----------    -----------
Net cash (used in) provided by financing activities..................... (1,412,663)       743,212
                                                                        -----------    -----------

Net (decrease) increase in cash ........................................    (89,925)       278,519
Cash and cash equivalents at beginning of period .......................  1,474,135      1,760,635
                                                                        -----------    -----------
Cash and cash equivalents at end of period..............................$ 1,384,210    $ 2,039,154
                                                                        ===========    ===========


            See noted to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   Business

     Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, is engaged primarily in the manufacture of personal safety protective work clothing. The principal market for the Company's products is the United States. No customer accounted for more than 10% of net sales during the three month periods ended April 30, 2003 and 2002.

2.   Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. While the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2003.

     The results of operations for the three-month periods ended April 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

3.   Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laidlaw, Adams & Peck, Inc., Lakeland Protective Wear, Inc. (a Canadian corporation), Lakeland de Mexico S.A. de C.V. (a Mexican corporation), Weifang Lakeland Safety Products, Co., Ltd. (a Chinese corporation), Qing Dao Maytung Healthcare Co., Ltd. (a Chinese corporation), and Lakeland Industries Europe Ltd. (a U.K. Corporation). All significant inter-company accounts and transactions have been eliminated.

4.   Inventories:
 Inventories consist of the following:
                                                      April 30,      January 31,
                                                        2003            2003
                                                        ----            ----
             Raw materials.......................... $7,796,646     $ 7,839,144
             Work-in-process........................  3,378,440       1,656,942
             Finished Goods......................... 11,197,363      15,973,958
                                                    -----------     -----------
                                                    $22,372,449     $25,470,044
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

     The following table sets forth the computation of basic and diluted earnings per share at April 30, adjusted, retroactively, for the 10% Stock dividend to Shareholders on July 31, 2002:

                                                         2003            2002
                                                         ----            ----
     Numerator
         Net income                                  $   864,300     $   896,159
                                                     ===========     ===========
      Denominator
         Denominator for basic earnings per share
                  (Weighted-average shares)            2,969,997       2,953,060
         Effect of dilutive securities:
                  Stock options                            7,055          15,208
                                                     -----------     -----------
      Denominator for diluted earnings per share
         (adjusted weighted-average shares) and
         assumed conversions                           2,977,052       2,968,268
                                                     ===========     ===========

         Basic earnings per share                    $       .29     $       .30
                                                     ===========     ===========
         Diluted earnings per share                  $       .29     $       .30
                                                     ===========     ===========

     Options to purchase 1,100 shares of the Company's common stock have been excluded for the three months ended April 30, 2003 and 2002, as their inclusion would be antidilutive.

6.   Revolving Credit Facility:

     At April 30, 2003, the balance outstanding under the Company's $18 million revolving credit facility amounted to $15,235,469. This facility, which is based on a percentage of eligible accounts receivable and inventory, as defined, expires on July 31, 2003. Borrowings under the facility bear interest at a rate per annum equal to the one-month LIBOR plus 2%. The Company is presently in the process of negotiating the renewal of the facility. At April 30, 2003, the balance outstanding under the Company's expired five year term loan is $0. The term loan was payable in monthly installments of $89,550, plus interest payable at the 30-day commercial paper rate, plus 2.45% and expired on March 31, 2003. The credit facility is collateralized by substantially all of the assets of the Company. The credit facility contains financial covenants, including, but not limited to, minimum levels of earnings and maintenance of minimum tangible net worth and other certain ratios at all times, for which the Company is in compliance.

7.   Major Supplier
     The Company purchased approximately 73.3% of its raw materials from one supplier under licensing agreements during the three-month period ended April 30, 2003. The Company expects this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; although, the Company's competitive position in the marketplace could be adversely affected.

8.   Stock Based Compensation

     The company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123"). The company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its employee stock-based compensation plans when awards are issued at a stock price that is at or above the current market price at the time of the grant. All stock-based awards were fully vested at January 31, 2002 and no new option grants were made during the year ended January 31, 2003 and the quarter ended April 30, 2003. Accordingly, no pro-forma compensation expense based on fair value exists for the quarters ended April 30, 2003 and 2002.

Item 2.            LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Three months ended April 30, 2003 compared to the three months ended April 30, 2002:
     Net Sales. Net sales for the quarter ended April 30, 2003 increased $3,182,000, (or 15.4%) to $23,825,000 from $20,643,000 reported for the quarter ended April 30, 2002. The increase in sales was principally attributable to improving economic conditions, and partially to SARS related garment demand at our Toronto, Canada and Chinese subsidiaries and to the anticipation of a sales price increase effective May 12, 2003.

     Gross Profit. Gross profit for the quarter ended April 30, 2003, decreased by $78,000, (or 1.9%) to $4,096,000 from $4,174,000 for the quarter ended April
30, 2002. Gross profit as a percentage of net sales decreased to 17.2% for the quarter ended April 30, 2003 from 20.2% reported for the prior year's quarter partially due to an increase in the price of raw materials, an increase in overhead costs, particularly depreciation, royalty and payroll taxes. The principal factor affecting gross profit margins was that commencing March 1, 2003 the company incurred an increase in the price of raw materials from DuPont, but could not impose a price increase on its products using these DuPont raw materials until May 12, 2003 due to market conditions.
     Operating Expenses. Operating expenses for the quarter ended April 30, 2003 decreased by $105,000 (or 3.9%) to $2,623,000, (or 11% of net sales) from $2,728,000, (or 13.2% of net sales) for the quarter ended April 30, 2002. Operating expenses decreased principally as a result of a decrease in the allowance for bad debts and R&D expense.

     Interest Expense. Interest expense for the quarter ended April 30, 2003 decreased by $38,000 or 21.6% to $138,000 from $176,000 for the quarter ended April 30, 2002. This decrease was primarily due to a decrease in average borrowings under the Company's credit facility and to decreasing interest rates.

     Income Tax Expense. The effective tax rate for the quarter ended April 30, 2003 and 2002 of 36% and 30%, respectively, deviates from the Federal statutory rate of 34.0%, which is primarily attributable to differing foreign tax rates and state income taxes.

     Net Income. As a result of the foregoing, net income decreased to $864,000 (or 3.6%) for the quarter ended April 30, 2003, from net income of $896,000 for the quarter ended April 30, 2002.

LIQUIDITY and CAPITAL RESOURCES

     Liquidity and Capital Resources. The Company's working capital is equal to $18,333,000 at April 30, 2003. The Company's primary sources of funds for conducting its business activities have been from cash flow provided by operations and borrowings under its credit facilities. The Company requires liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with sales growth and, to a lesser extent, for capital expenditures.

     Net cash provided by operating activities was $1,908,000 for the quarter ended April 30, 2003 and was due primarily to an increase in accounts receivables of $2,856,000 a decrease in inventories of $3,098,000 and net income from operations of $864,000, and by an increase in accounts payable, accrued expenses and other current liabilities and long-term liabilities of $961,000.

     Net cash used in investing activities of $585,000 was primarily attributable to construction costs in China.

     Net cash used in financing activities of $1,413,000 was primarily attributable to net borrowings during the quarter in connection with the term loan and revolving credit facility.

     The revolving credit facility permits the Company to borrow up to a maximum of $18 million. The revolving credit agreement expires on July 31, 2003 and has therefore been classified as a short-term liability in the accompanying balance sheet at April 30, 2003. Borrowings under the revolving credit facility amounted to approximately $15,235,000 at April 30, 2003. The $3 million term-loan agreement entered into in November 1999 has an outstanding balance of $0 and expired on March 31,2003.

     The Company believes that cash flow from operations and the revolving credit facility (upon renewal) will be sufficient to meet its currently anticipated operating, capital expenditures and debt service requirements for at least the next twelve months. Historically, the Company has been able to renew its' credit facility on acceptable terms, however, there can be no assurance that such financing will continue to be available.

     The Company is in compliance with all covenants under its credit agreement, and expects its line will be renewed on July 31, 2003, as it has been since it started dealing with its lender in 1998. The Company made its last principal and interest payment on its $3 million term loan facility in April 2003, thereby extinguishing all long-term bank debt.

     Product Liability Claims have been diminimis over the last 10 years and those claims made have all been dismissed, except one that was settled in 1993 and paid by the Company's insurer. In fiscal 2004 the Company has $5 million of product liability insurance with a $10,000 deductible per occurrence. Presently only one product liability suit is outstanding. The Company's total exposure on this suit is $2,500. Suits are generally in the nature of minor chemical or fire burns where the garments are misused or plaintiffs mistakenly sue the Company, when indeed the Company's products are not involved. All costs of administering and litigating claims is handled by attorneys appointed and paid by the Company's insurer, other than the deductible amount, which has ranged from $2,500 to $10,000 over the last 10 years.

     As of April 30, 2003, the company has $1,384,210 in cash and an unused credit line of $2,765,000.

     Capital spending plans for fiscal 2004 include the last payment of $94,500 on the Company's 53,300 square foot facility in An Qui, China and $249,200 on it s 90,400 square foot facility in Jiazhou, China the later amount to a construction company upon completion in Summer 2003.

     New capital equipment expenditures for 2004 are not expected to exceed $450,000.

     A reserve for a bond posting and settlement was recorded at January 31, 2003 in the amount of $48,000, relating to a dispute with Mexican officials over custom's law for companies in the maquiladora program. Fiscal 2003 included a reserve for a Canadian customs dispute of which approximately $12,000 remains. The Company has presented the information required by the Canadian and Mexican governments and is awaiting their response. It is the Company's belief that no additional reserves are required for these disputes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Activity and Interest Rates
--------------------------------------------
     The Company's foreign exchange exposure is principally limited to the relationship of the U.S. Dollar to the Mexican Peso, Canadian Dollar and the Chinese RMB. There have been no material changes to our market risks as disclosed in our Annual Report of Form 10-K for the year ended January 31, 2003.

Market Risk
-----------
     The Company is exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, the Company seeks to limit, to the extent possible its non-U.S. dollar denominated purchases and sales. Foreign exchange risk occurs principally only with regard to its Canadian, and United Kingdom subsidiary sales.

Foreign Exchange Risk Management
--------------------------------
     As a multinational corporation, the Company is exposed to changes in foreign exchange rates. As the Company's non-denominated U.S. dollar international sales grow, exposure to volatility in exchange rates could have an adverse impact on the Company's financial results. The Company's risk from exchange rate changes is presently related to non-dollar denominated sales in Canada and the United Kingdom.

Interest Rate Risk
------------------
     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based upon LIBOR. At April 30, 2003, $15,235,000 was outstanding under the term-loan and revolving credit facilities. Changes in the above described interest rates during fiscal 2004 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the above rates will increase or decrease interest expense for the Company by approximately $152,350. Each 1% fluctuation in interest rates earned would not increase or decrease interest income on these deposits by a significant amount.

Item 4. Controls and Procedures

     Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act Rules 13a-4) within 90 days of the date of the filing of this report. Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Offer have concluded that these procedures are effective in ensuring that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have not been any significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation.

Item 6. Exhibits and Reports on Form 8-K:

        a - None

        b - On April 29, 2003 the Company filed a Form 8-K relating to the results of operations for the 4th Quarter and year ended January 31, 2003.

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


                                           LAKELAND INDUSTRIES, INC.
                                           -------------------------
                                                 (Registrant)


Date:  June 12, 2003                       /s/ Raymond J. Smith
                                           -------------------------------------
                                           Raymond J. Smith,
                                           President and Chief Executive Officer


Date:  June 12, 2003
                                           /s/ Christopher J. Ryan
                                           -------------------------------------
                                           Christopher J. Ryan,
                                           Executive Vice President,
                                           Secretary and General Counsel


Date:  June 12, 2003                       /s/ James M. McCormick
                                           -------------------------------------
                                           James M. McCormick,
                                           Vice President and Treasurer
                                           (Principal Accounting Officer)

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrar's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    June 12, 2003                     /s/Raymond J. Smith
                                           -------------------
                                           Raymond J. Smith
                                           President and Chief Executive Officer

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrar's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    June 12, 2003                             /s/James M. McCormick
                                                   ---------------------
                                                   James M. McCormick
                                                   Vice President, Treasurer and
                                                   Principal Accounting Officer

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly, present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrar's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:     June 12,2003                   /s/Christopher J. Ryan
                                         ----------------------
                                         Christopher J. Ryan
                                         Executive Vice President, Secretary and
                                         General Counsel