Form 10-Q
period 2003-07-31
LAKELAND INDUSTRIES INC
filed 2003-09-12
CIK 798081

FORM 10-Q - QUARTERLY REPORT
                          UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2003
                                                         -------------
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to
     _______________

Commission File Number:  0-15535

                            LAKELAND INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                         13-3115216
------------------------                     -----------------------------------
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

                                                                  YES [X] NO [_]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act),

                                                                  YES [_] NO [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   Common Stock, $.01 par value, outstanding
                    at September 12, 2003 - 3,269,025 shares.

                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

          The following information of the Registrant and its subsidiaries is submitted herewith:


PART I -   FINANCIAL INFORMATION:
Item 1.    Financial Statements:
                                                                                                             Page
                                                                                                             ----

           Introduction    ....................................................................................1
           Condensed Consolidated Balance Sheets - July 31, 2003 (unaudited) and January 31, 2003..............2
           Condensed Consolidated Statements of Income - Three Months
           and Six Months Ended July 31, 2003 and 2002 (unaudited).............................................3
           Condensed Consolidated Statement of Stockholders' Equity
           for the Six Months Ended July 31, 2003 (unaudited)..................................................4
           Condensed Consolidated Statements of Cash Flows - Six Months
           Ended July 31, 2003 and 2002 (unaudited)............................................................5
           Notes to Condensed Consolidated Financial Statements................................................6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..............10
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................11
Item 4.    Controls and Procedures............................................................................12

PART II -  OTHER INFORMATION:
Item 4.    Submission of Matters to a Vote of Security
           Holders         ...................................................................................12
Item 6.    Exhibits and Reports on Form 8-K  .................................................................12
           Signatures Page ...................................................................................13
           Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002...........................14





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

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             July 31,     January 31,
ASSETS                                                                         2003          2003
                                                                           (Unaudited)
                                                                           -----------    -----------

      Current Assets:
Cash and cash equivalents................................................   $ 2,086,207   $ 1,474,135
Accounts receivable, net of allowance for
  doubtful accounts of $290,000 and $343,000 at
  July 31, 2003 and January 31, 2003, respectively ......................    11,777,123    10,364,188
Inventories .............................................................    22,752,936    25,470,044
Deferred income taxes ...................................................     1,001,133     1,001,133
Other current assets ....................................................       706,120       549,564
                                                                            -----------   -----------
         Total current assets ...........................................    38,323,519    38,859,064
Property and equipment, net of accumulated
  depreciation of $4,111,000 at July 31, 2003
  and $3,708,000 at January 31, 2003 ....................................     3,552,682     3,356,835

Other assets ............................................................       824,795       606,835
                                                                            -----------   -----------
         Total Assets ...................................................   $42,700,996   $42,822,734
                                                                            ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
Accounts payable.........................................................   $ 3,932,466   $ 3,014,038
Current portion of long-term liabilities ................................    13,935,643    16,657,882
Accrued expenses and other current liabilities ..........................     1,065,635     1,262,175
                                                                            -----------   -----------
     Total current liabilities ..........................................    18,933,744    20,934,095
Long-term liabilities ...................................................       518,739       514,572
Deferred income taxes ...................................................        14,643        14,643
                                                                            -----------   -----------
              Total Liabilities .........................................    19,467,126    21,463,310
                                                                            -----------   -----------

Commitments and Contingencies

Stockholders' Equity
  Preferred stock, $.01 par;
  1,500,000 shares authorized; none issued
  Common stock, $.01 par;
  10,000,000 shares authorized;
   3,269,025 and 2,969,107 shares issued and outstanding
  at July 31, 2003 and January 31, 2003, respectively ...................        32,690        29,691
Additional paid-in capital ..............................................    11,853,398     8,762,673
Retained earnings .......................................................    11,347,782    12,567,060
                                                                            -----------   -----------
     Total stockholders' equity .........................................    23,233,870    21,359,424
                                                                            -----------   -----------
     Total Liabilities and Stockholders' Equity .........................   $42,700,996   $42,822,734
                                                                            ===========   ===========

     See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                        STATEMENTS OF INCOME (UNAUDITED)


                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               July 31,                             July 31,
                                                        2003              2002               2003              2002
                                                        ----              ----               ----              ----

Net sales........................................   $23,289,944       $18,964,284        $47,114,830       $39,607,468
Cost of goods sold...............................    18,596,614        15,321,155         38,325,684        31,790,454
                                                    -----------       -----------        -----------       -----------
Gross profit.....................................     4,693,330         3,643,129          8,789,146         7,817,014
Operating expenses...............................     3,209,938         2,706,856          5,833,100         5,434,803
                                                    -----------       -----------        -----------       -----------
Operating profit.................................     1,483,392           936,273          2,956,046         2,382,211
Other income, net ...............................        29,784            30,620             45,226            40,503
Interest expense.................................      (143,201)         (169,166)          (280,997)         (344,828)
                                                    -----------       -----------        -----------       -----------
Income before income taxes   ....................     1,369,975           797,727          2,720,275         2,077,886
Provision for income taxes.......................       379,829           239,209            865,829           623,209
                                                    -----------       -----------        -----------       -----------
Net income ......................................   $   990,146       $   558,518        $ 1,854,446       $ 1,454,677
                                                    ===========       ===========        ===========       ===========
Net income per common share*:
     Basic.......................................   $       .30       $       .17        $       .57       $       .45
                                                    ===========       ===========        ===========       ===========
     Diluted.....................................   $       .30       $       .17        $       .57       $       .44
                                                    ===========       ===========        ===========       ===========
Weighted average common shares outstanding*:
     Basic.......................................     3,268,867         3,262,799          3,266,431         3,258,439
                                                    ===========       ===========        ===========       ===========
     Diluted.....................................     3,276,480         3,273,721          3,270,976         3,272,264
                                                    ===========       ===========        ===========       ===========

*Adjusted for the 10% stock dividend to shareholders of record on July 31, 2003 and 2002.

See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                         Six months ended July 31, 2003


                                                              Additional
                                     Common stock             paid-in        Retained
                                 Shares        Amount         capital        earnings         Total
                                 ------        ------         -------        --------         -----

Balance, January 31, 2003      2,969,107   $     29,691   $  8,762,673   $ 12,567,060    $ 21,359,424
Net income ..............                                                   1,854,446       1,854,446
Exercise of stock options          5,500             55         19,945                         20,000
10% stock dividend ......        294,418          2,944      3,070,780     (3,073,724)           --
                               ---------   ------------   ------------   ------------    ------------
Balance, July 31, 2003 ..      3,269,025   $     32,690   $ 11,853,398   $ 11,347,782    $ 23,233,870
                               =========   ============   ============   ============    ============


See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                              July 31,
                                                                                        2003           2002
                                                                                        ----           ----
Cash Flows from Operating Activities:
Net income ......................................................................    $1,854,446    $ 1,454,677
Adjustments to reconcile net income to net cash provided
   by  operating activities:
Provision for bad debts .........................................................       (53,000)       233,549
Depreciation and amortization ...................................................       403,100        333,986
(Increase) decrease in accounts receivable ......................................    (1,359,935)       297,368
 Decrease in inventories ........................................................     2,717,108      3,050,533

(Increase) decrease in other current and non-current assets .....................      (374,516)       171,477
Increase (decrease) in accounts payable, accrued
  expenses and other liabilities ................................................       726,110     (1,040,101)
                                                                                     ----------    -----------

Net cash  provided by operating
  activities ....................................................................     3,913,313      4,501,489
                                                                                     ----------    -----------

Cash Flows from Investing Activities:
Purchases of property and equipment .............................................      (598,947)      (774,735)
                                                                                     ----------    -----------
Net cash used in investing activities ...........................................      (598,947)      (774,735)
                                                                                     ----------    -----------
Cash Flows from Financing Activities:
Proceeds from exercise of stock options .........................................        19,945         19,662
Net payments under loan agreements...............................................    (2,722,239)    (2,946,503)
                                                                                     ----------    -----------
Net cash used in financing activities............................................    (2,702,294)    (2,926,841)
                                                                                     ----------    -----------

Net increase in cash ............................................................       612,072        799,913
Cash and cash equivalents at beginning of period ................................     1,474,135      1,760,635
                                                                                     ----------    -----------
Cash and cash equivalents at end of period.......................................    $2,086,207    $ 2,560,548
                                                                                     ==========    ===========


See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Business

     Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, is engaged primarily in the manufacture of personal safety protective work clothing. The principal market for the Company's products is the United States. No customer accounted for more than 10% of net sales during the six -month periods ended July 31, 2003 and 2002.

2.   Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2003.

     The results of operations for the three-month and six-month periods ended July 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

3.   Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laidlaw, Adams & Peck, Inc., (a Delaware Corporation) Lakeland Protective Wear, Inc. (a Canadian corporation), Lakeland de Mexico S.A. de C.V. (a Mexican corporation), Weifang Lakeland Safety Products, Co., Ltd. (a Chinese corporation), Qing Dao May Tung Healthcare Co., Ltd. ( a Chinese corporation), and Lakeland Industries Europe Ltd. (a U.K. Corporation). All significant intercompany accounts and transactions have been eliminated.

4.   Inventories

         Inventories consist of the following:
                                                 July 31,           January 31,
                                                  2003                 2003
                                                  ----                 ----
         Raw materials....................    $ 8,268,907          $  7,839,144
         Work-in-process..................      2,236,451             1,656,942
         Finished goods...................     12,247,578            15,973,958
                                               ----------            ----------
                                              $22,752,936           $25,470,044
                                              ===========           ===========

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

5.   Stockholders' Equity

     (a)  Stock split

     On April 28, 2003 and June 24, 2002, the Company announced a 10% stock dividend to shareholders of record on July 31, 2003 and 2002, respectively, with a distribution date of August 31, 2003 and August 30, 2002. Share and per share amounts have been restated to reflect the stock split for all periods presented.

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

     The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended         Six Months Ended
                                                                  July 31,                 July 31,
                                                             2003         2002        2003          2002
                                                             ----         ----        ----          ----
     Numerator
              Net income                                 $  990,146   $  558,518   $1,854,446   $1,454,677
                                                         ==========   ==========   ==========   ==========
              Denominator for basic earnings per share
                  (Weighted-average shares)               3,268,867    3,262,799    3,266,431    3,258,439
              Effect of dilutive securities:
                  Stock options                               7,613       10,922        4,545       13,825
                                                         ----------   ----------   ----------   ----------
     Denominator for diluted earnings per share
              (adjusted weighted-average shares)          3,276,480    3,273,721    3,270,976    3,272,264
                                                         ==========   ==========   ==========   ==========
     Basic earnings per share                            $      .30   $      .17   $      .57   $      .45
                                                         ==========   ==========   ==========   ==========
     Diluted earnings per share                          $      .30   $      .17   $      .57   $      .44
                                                         ==========   ==========   ==========   ==========


     Excluded from the calculation of earnings per share are options to purchase 8,910 and 1,210 shares at July 31, 2003 and 2002, respectively, as they were not exercisable or their inclusion would have been anti dilutive.

6.   Credit Facility

     At July 31, 2003, the balance outstanding under the Company's secured $18 million revolving credit facility amounted to $13,935,643. This facility, which is based on a percentage of eligible accounts receivable and inventory, as defined, has been renewed and expires on July 31, 2004. Borrowings under the facility bear interest at a rate per annum equal to the one-month LIBOR plus 2%. The credit facility is collateralized by substantially all of the assets of the Company and guaranteed by certain of the Company's subsidiaries. The credit facility contains financial covenants, including, but not limited to, minimum levels of earnings and maintenance of minimum tangible net worth and other certain ratios at all times, for which the Company is in compliance.

7.   Major Supplier

     The Company purchased approximately 72.3% and 73.0% of its raw materials from DuPont for the six months ended July 31, 2003 and 2002, respectively. The Company has been purchasing such raw materials from DuPont for over twenty years, and as one of its largest customers in Tyvek, considers its relationship with this supplier to be excellent. The Company expects this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; although, the Company's competitive position in the marketplace could be adversely affected.

8.   Stock Based Compensation

     The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123"As amended by SFAS No.148 "Accounting for Stock Based Compensation Transaction and Disclosure"). The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its employee stock-based compensation plans when awards are issued at a stock price that is at or above the current market price at the time of the grant. All stock-based awards were fully vested at January 31, 2003. During the six months ended July 31, 2003 option shares were granted to three directors, upon election or re-election at the Company's Annual Meeting held on June 18, 2003. These options are not exercisable for six months, accordingly, no pro-forma compensation expense based on fair value exists for the six months ended July 31, 2003 and 2002.

9.   Impact of Recently Issued Accounting Standards

     In May 2003, the FASB issued SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected included mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other asstes and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The initial adoption of SFAS No. 150 on August 1, 2003 is not expected to hacve any impact on the Company's consolidated financial statements.

     The FASB issued Interpretation No.45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Inbebtedness of Others' and Interpretation of FASB Statements No. 5,57 and 107 and Rescission of FASB Interpretation No. 34. This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees, including indemnifications. It requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the of the obligations it assumes under that guarantee if that amount is reasonably estimable, and must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability are to be applied on a prospective basis to guarantees issued or modified on or after January 1, 2003. The Company's initial adoption of this statement on January 1, 2003, did not have an impact on its results of operations, financial position, or cash flows. Guarantees issued or modified after January 1, 2003, will be recognized at their fair value in the Company's financial statements. The Company has not issued any guarantees as of July 31, 2003.

     In January 2003, the Financial Accounting Standards Board ("FASB") issued interpretation No. 46, "Consolidation of Variable Interest Equities,"("FIN 46") which provides guidance on identifying and assessing interests in variable interest entities to decide whether to consolidate that entity. FIN 46 requires consolidation of existing unconsolidated variable interest entities if the entities do not effectively disperse risk among parties involved.

     The Company adopted the provisions of FIN 46 during the first quarter of 2003, as required, for any variable interest entities created after January 31, 2003. The adoption of this provision of FIN 46 did not have an impact on the Company's consolidated financial position and results of operations. The Company is required to adopt the provisions of FIN 46 for variable interests acquired before February 1, 2003 in the third quarter of 2003. The adoption thereof is not anticipated to have a material impact on the Company's consolidated financial position and results of operations.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
Item 2.

     Six months ended July 31, 2003 compared to the six months ended July 31, 2002.

     Net Sales. Net sales for the six months ended July 31, 2003 increased $7,507,000, (or 18.9%), to $47,115,000 from $39,607,000 reported for the six months ended July 31, 2002. The increase in sales was principally attributable to improving economic conditions, and partially to SARS related garment demand at our Toronto, Canada and Chinese subsidiaries and to the sales price increase effective May 12, 2003.
     Gross Profit. Gross profit for the six months ended July 31, 2003, increased by $972,000, (or 12.4%) to $8,789,000 from $7,817,000 for the six months ended July 31, 2002. Gross profit as a percentage of net sales decreased to 18.7% for the six months ended July 31, 2003 from 19.7% reported for the prior year's period partially due to an increase in the price of raw materials, an increase in inventory reserves, payroll and payroll taxes. The principal factor affecting gross profit margins was that commencing March 1, 2003 the Company incurred an increase in the price of raw materials from DuPont, but could not impose a price increase on its products using these DuPont raw materials until May 12, 2003 due to market conditions.
     Operating Expenses. Operating expenses for the six months ended July 31, 2003 increased by $398,000 (or 7.3%) to $5,833,000, (or 12.4% of net sales) from
$5,435,000, (or 13.7% of net sales) for the six months ended July 31, 2002. Operating expenses increased principally as a result of an increase in payrolls, commissions, travel, medical expenses, partially offset by a decrease in the allowance for bad debts, R&D expense and VAT refunds received at the China locations.
     Interest Expense. Interest expense for the six months ended July 31, 2003 decreased by $64,000 or (18.6%) to $281,000 from $345,000 for the six months ended July 31, 2002. This decrease was primarily due to a decrease in average borrowings under the Company's credit facility and to decreasing interest rates.
     Income Tax Expense. The effective tax rate for the six months ended July 31, 2003 and 2002 of 31.8% and 30%, respectively, deviates from the Federal statutory rate of 34.0%, which is primarily attributable to differing foreign tax rates and tax refunds, and state income taxes.
     Net Income. As a result of the foregoing, net income increased to $1,854,000 (or 27.4%) for the six months ended July 31, 2003, from net income of $1,455,000 for the six months ended July 31, 2002.
     Three months ended July 31, 2003 compared to the three months ended July 31, 2002.
     Net Sales. Net sales for the three months ended July 31, 2003 increased $4,326,000, (or 22.8%) to $23,290,000 from $18,964,000 reported for the three months ended July 31, 2002. The increase in sales was principally attributable to improving economic conditions, to SARS related garment demand at our Toronto, Canada and Chinese subsidiaries and to the sales price increase effective May 12, 2003.
     Gross Profit. Gross profit for the three months ended July 31, 2003, increased by $1,050,000, (or 28.8%) to $4,693,000 from $3,643,000 for the three months ended July 31, 2002. Gross profit as a percentage of net sales increased to 20.15% for the three months ended July 31, 2003 from 19.2% reported for the prior year's period. The principal factor affecting gross profit margins was that the Company imposed a sales price increase on its products on May 12, 2003. During the three months ended July 31, 2003 an increase in inventory reserves was recorded.
     Operating Expenses. Operating expenses for the three months ended July 31, 2003 increased by $503,000 (or 18.6%) to $3,210,000, (or 13.8% of net sales)
from $2,707,000, (or 14.3% of net sales) for the three months ended July 31, 2002. Operating expenses increased principally as a result of an increase in commissions, payrolls, professional fees, and insurance expenses, offset partially by VAT refunds received at the China locations.
     Interest Expense. Interest expense for the three months ended July 31, 2003 decreased by $26,000 (or 15.3%) to $143,000 from $169,000 for the three months ended July 31, 2002. This decrease was primarily due to a decrease in average borrowings under the Company's credit facility and to decreasing interest rates.
     Income Tax Expense. The effective tax rate for the three months ended July 31, 2003 and 2002 of 27.7% and 30% respectively, deviates from the Federal statutory rate of 34.0%, which is primarily attributable to differing foreign tax rates and tax refunds, and state income taxes.
     Net Income. As a result of the foregoing, net income increased to $990,000 (or 77%) for the three moths ended July 31, 2003, from net income of $559,000 for the three months ended July 31, 2002.

LIQUIDITY and CAPITAL RESOURCES
-------------------------------

     Liquidity and Capital Resources. The Company's working capital is equal to $19,390,000 at July 31, 2003. The Company's primary sources of funds for conducting its business activities have been from cash flow provided by operations and borrowings under its credit facilities. The Company requires liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with sales growth and, to a lesser extent, for capital expenditures.
     Net cash provided by operating activities was $3,913,000 for the six months ended July 31, 2003 and was due primarily to an increase in accounts receivables of $1,360,000 a decrease in inventories of $2,717,000 and net income from operations of $1,854,000, and by an increase in accounts payable, accrued expenses and other liabilities of $726,000.
     Net cash used in investing activities of $599,000 for the six months ended July 31, 2003 was primarily attributable to construction costs in China. Net cash used in financing activities of $2,702,000 for the six months ended July 31, 2003 was primarily attributable to net payments in connection with the term loan and revolving credit facility. The revolving credit facility permits the Company to borrow up to a maximum of $18 million. The revolving credit agreement expires on July 31, 2004 and has therefore been classified as a short-term liability in the accompanying balance sheet at July 31, 2003. Borrowings under the revolving credit facility amounted to approximately $13,936,000 at July 31, 2003.
     The Company believes that cash flow from operations and the revolving credit facility will be sufficient to meet its currently anticipated operating, capital expenditures and debt service requirements for at least the next twelve months. Historically, the Company has been able to renew its' credit facility on acceptable terms, however, there can be no assurance that such financing will continue to be available.
     The Company is in compliance with all covenants under its credit agreement as of July 31, 2003. The Company made its last principal and interest payment on its $3 million term loan facility in April 2003, thereby extinguishing all long-term bank debt.
     Product Liability Claims have been de minimus over the last 10 years and those claims made have all been dismissed, except one that was settled in 1993 and paid by the Company's insurer. In fiscal 2004 the Company has $5 million of product liability insurance with a $10,000 deductible per occurrence. Presently only one product liability suit is outstanding. The Company's total exposure on this suit is $2,500. Suits are generally in the nature of minor chemical or fire burns where the garments are misused or plaintiffs mistakenly sue the Company, when indeed the Company's products are not involved. All costs of administering and litigating claims is handled by attorneys appointed and paid by the Company's insurer, other than the deductible amount per occurrence, which has ranged from $2,500 to $10,000 over the last 10 years.
     As of July 31, 2003, the company has $2,086,207 in cash and an unused credit line of $4,064,357. Capital spending plans for fiscal 2004 include the last payment of $94,500 on the Company's 53,300 square foot facility in An Qui, China and $249,200 on its 90,400 square foot facility in Jiaozhou, China; the latter amount to a construction company upon completion in Summer 2003.
     New capital equipment expenditures for the remainder of fiscal 2004 are not expected to exceed $450,000.
     A reserve for a bond posting and settlement was recorded at January 31, 2003 in the amount of $48,000, relating to a dispute with Mexican officials over custom's law for companies in the maquiladora program. Fiscal 2003 included a reserve for a Canadian customs dispute of which approximately $12,000 remains. The Company has received notice from both government agencies that the disputes have been settled that no additional payments are required for these disputes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Activity and Interest Rates
--------------------------------------------
     The Company's foreign exchange exposure is principally limited to the relationship of the U.S. Dollar to the Mexican Peso, Canadian Dollar and the Chinese RMB. There have been no material changes to our market risks as disclosed in our Annual Report of Form 10-K for the year ended January 31, 2003.

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

   Impact of Recently Issued Accounting Standards
   ----------------------------------------------

     In May 2003, the FASB issued SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected included mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The initial adoption of SFAS No. 150 on August 1, 2003 is not expected to hacve any impact on the Company's consolidated financial statements.

     The FASB issued Interpretation No.45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others' and Interpretation of FASB Statements No. 5,57 and 107 and Rescission of FASB Interpretation No. 34. This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees, including indemnifications. It requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the of the obligations it assumes under that guarantee if that amount is reasonably estimable, and must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability are to be applied on a prospective basis to guarantees issued or modified on or after January 1, 2003. The Company's initial adoption of this statement on January 1, 2003, did not have an impact on its results of operations, financial position, or cash flows. Guarantees issued or modified after January 1, 2003, will be recognized at their fair value in the Company's financial statements. The Company has not issued any guarantees as of July 31, 2003.

     In January 2003, the Financial Accounting Standards Board ("FASB") issued interpretation No. 46, "Consolidation of Variable Interest Equities,"("FIN 46") which provides guidance on identifying and assessing interests in variable interest entities to decide whether to consolidate that entity. FIN 46 requires consolidation of existing unconsolidated variable interest entities if the entities do not effectively disperse risk among parties involved.

The Company adopted the provisions of FIN 46 during the first quarter of 2003, as required, for any variable interest entities created after January 31, 2003. The adoption of this provision of FIN 46 did not have an impact on the Company's consolidated financial position and results of operations. The Company is required to adopt the provisions of FIN 46 for variable interests acquired before February 1, 2003 in the third quarter of 2003. The adoption thereof is not anticipated to have a material impact on the Company's consolidated financial position and results of operations.


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

Interest Rate Risk
------------------
     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based upon LIBOR. At July 31, 2003, $13,936,000 was outstanding under the term-loan and revolving credit facilities. Changes in the above described interest rates during fiscal 2004 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the above rates will increase or decrease interest expense for the Company by approximately $139,360. Each 1% fluctuation in interest rates earned would not increase or decrease interest income on these deposits by a significant amount.

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


PART II. OTHER INFORMATION

Items 1 - 3 and 5 are not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of the company (the "Annual Meeting") was held on June 18, 2003 in Ronkonkoma, New York. The Company had 2,972,407 shares of common stock outstanding as of April 25, 2003, the record date for the Annual Meeting.

Proposal 1 - Election of Director

     The candidate listed below was duly elected to the Board of Directors at the Annual Meeting by the tally indicated.

     Candidate                          Votes in Favor            Votes Withheld
     ---------                          --------------            --------------
     John J. Collins, Jr.                    2,854,949                    32,148
     Eric O. Hallman                         2,854,949                    32,148
     Michael E. Cirenza                      2,854,909                    32,688

Proposal 2 - Ratification of Auditors for fiscal 2003 and 2004:

                                        Votes in Favor  Votes Against    Abstain
                                        --------------  -------------    -------
     Pricewaterhouse Coopers LLP        2,880,014          5,130           1,953

Item 6. Exhibits and
Reports on Form 8-K:

a    - None
b - On June 10, 2003 the Company filed a Form 8-K relating to the results of operations for the 1st Quarter Ended April 30, 2003.

     On June 24, 2003 The Company filed a Form 8-K relating to the July 31, 2003 1 for 10 Stock distribution.

                                   SIGNATURES
               --------------------          --------------------------
          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         LAKELAND INDUSTRIES, INC.
                                                  (Registrant)


Date:  September 12, 2003                /s/ Raymond J. Smith
                                         ---------------------------------------
                                         Raymond J. Smith,
                                         President and Chief Executive Officer



Date:  September 12, 2003                /s/ Christopher J. Ryan
                                         ---------------------------------------
                                         Christopher J. Ryan,
                                         Executive Vice President, Secretary and
                                         General Counsel


Date:  September 12, 2003                /s/ James M. McCormick
                                         ---------------------------------------
                                         James M. McCormick,
                                         Treasurer
                                         (Principal Accounting Officer)