Form 10-Q/A
period 2003-09-17
LAKELAND INDUSTRIES INC
filed 2003-09-17
CIK 798081

Securities and Exchange Commission
                              Washington, DC 20549

                                    FORM 10-Q



                    Amendment to Application or Report Filed

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                            Lakeland Industries, Inc.
                              711-2 Koehler Avenue
                            Ronkonkoma, NY 11779-7410
                                 (631) 981-9700

Delaware                            0-15535                   13-3115216
--------------------------------------------------------------------------------
(State or other jurisdiction       (Commission               (IRS Employer of
  incorporation)                    File Number)             Identification No.)

                                                            AMENDMENT NO. 1
                                                                          -

     The undersigned registrant hereby amends the following items, financial Statements, exhibits or other portions of its Quarterly Report dated July 31,
          2003 on Form 10-Q as set forth in the pages attached hereto:

                   (List all such items, financial statements,
                       exhibits or other portions amended)

                      Item 6 - Part II - Other Information
                               ---------------------------
                               Certification Pursuant to Section 906
                               of the Sarbanes-Oxley Act of 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  LAKELAND INDUSTRIES, INC.
                                                  -------------------------
                                                         (Registrant)


Date:  September 17, 2003                         By:  /s/ James M. McCormick
                                                       -------------------------
                                                       James M. McCormick
                                                       Treasurer, Principal
                                                       Accounting Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
             Pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
                    ss. 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Lakeland Industries, Inc. (the "Company") on Form 10-Q for the quarter period ending July 31, 2003 (the "Report"), I Raymond J. Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents in all material respects, the financial condition and results of operations of the Company.


/s/Raymond J. Smith
-----------------------
Raymond J. Smith
Chief Executive Officer

September 15, 2003

                  CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER
             Pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
                    ss. 906 of the Sarbanes-Oxley Act of 2002


In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Lakeland Industries, Inc. (the "Company") on Form 10-Q for the quarter period ending July 31, 2003 (the "Report"), I James M. McCormick, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents in all material respects, the financial condition and results of operations of the Company.


/s/James M. McCormick
----------------------------
James M. McCormick
Principal Accounting Officer

September 15, 2003

                   CERTIFICATION OF EXECUTIVE VICE PRESIDENT,
                          SECRETARY AND GENERAL COUNSEL
             Pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
                    ss. 906 of the Sarbanes-Oxley Act of 2002


In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Lakeland Industries, Inc. (the "Company") on Form 10-Q for the quarter period ending July 31, 2003 (the "Report"), I Christopher J. Ryan Executive Vice President, Secretary and General Counsel of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents in all material respects, the financial condition and results of operations of the Company.


/s/Christopher J. Ryan
-----------------------------------
Christopher J. Ryan
Executive Vice President, Secretary
And General Counsel

September 15, 2003