Form 10-Q
period 2003-10-31
LAKELAND INDUSTRIES INC
filed 2003-12-12
CIK 798081

FORM 10-Q - QUARTERLY REPORT
                          UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2003
                                                              ----------------
                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to
          _______________

Commission File Number:  0-15535

                            LAKELAND INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                      13-3115216
-------------------------                    -----------------------------------
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

                  Common Stock, $.01 par value, outstanding at
                     December 12, 2003 - 3,268,991 shares.

                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

          The following information of the Registrant and its subsidiaries is submitted herewith:


PART I - FINANCIAL INFORMATION:
Item 1.    Financial Statements:
                                                                                                             Page
                                                                                                             ----
          Introduction    ....................................................................................1
          Condensed Consolidated Balance Sheets - October 31, 2003 (unaudited) and January 31, 2003...........2
          Condensed Consolidated Statements of Income - Three Months
          and Nine Months Ended October 31, 2003 and 2002 (unaudited).........................................3
          Condensed Consolidated Statement of Stockholders' Equity
          for the Nine Months Ended October 31, 2003 (unaudited)..............................................4
          Condensed Consolidated Statements of Cash Flows - Nine Months
          Ended October 31, 2003 and 2002 (unaudited).........................................................5
          Notes to Condensed Consolidated Financial Statements................................................6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............9
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........................................11
Item 4.   Controls and Procedures............................................................................12

PART II - OTHER INFORMATION:

Item 6.   Exhibits and Reports on Form 8-K  .................................................................12
          Signatures Page ...................................................................................13



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

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              October 31,                 January 31,
ASSETS                                                          2003                         2003
                                                              (Unaudited)
      Current Assets:                                         -----------                 -----------
Cash and cash equivalents......................................$2,467,178                  $1,474,135
Accounts receivable, net of allowance for
  doubtful accounts of $323,000 and $343,000 at
  October 31, 2003 and January 31, 2003, respectively .........12,134,926                  10,364,188
Inventories ...................................................24,170,266                  25,470,044
Deferred income taxes ..........................................1,001,133                   1,001,133
Other current assets .......................................      644,558                     549,564
                                                              -----------                 -----------
         Total current assets..................................40,418,061                  38,859,064
Property and equipment, net of accumulated
  depreciation of $4,311,000 at October 31, 2003
  and $3,708,000 at January 31, 2003............................3,635,164                   3,356,835

Other assets..................................................    846,922                     606,835
                                                              -----------                 -----------
         Total Assets                                         $44,900,147                 $42,822,734
                                                              ===========                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
Accounts payable...............................................$3,212,507                  $3,014,038
Current portion of long-term liabilities.......................15,809,810                  16,657,882
Accrued expenses and other current liabilities..............    1,227,798                   1,262,175
                                                              -----------                 -----------
     Total current liabilities.................................20,250,115                  20,934,095
Long-term liabilities ........................................... 531,239                     514,572
Deferred income taxes....................................          14,643                      14,643
                                                              -----------                 -----------
              Total Liabilities                                20,795,997                  21,463,310
                                                              -----------                 -----------

Commitments and Contingencies

Stockholders' Equity
  Preferred stock, $.01 par;
  1,500,000 shares authorized; none issued
  Common stock, $.01 par;
  10,000,000 shares authorized;
   3,268,991 and 2,969,107 shares issued and outstanding
  at October 31, 2003 and January 31, 2003, respectively...........32,690                      29,691
Additional paid-in capital.....................................11,853,043                   8,762,673
Retained earnings..............................................12,218,417                  12,567,060
                                                              -----------                 -----------
     Total stockholders' equity................................24,104,150                  21,359,424
                                                              -----------                 -----------
     Total Liabilities and Stockholders' Equity               $44,900,147                 $42,822,734
                                                              ===========                 ===========



See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                        STATEMENTS OF INCOME (UNAUDITED)


                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             October31,                         October 31,
                                                       2003              2002               2003            2002
                                                       ----              ----               ----            ----

Net sales..........................................$21,332,430       $18,534,900        $68,447,260     $58,142,368
Cost of goods sold................................. 16,831,208        15,083,441         55,156,892      46,873,895
                                                   -----------       -----------        -----------     -----------
Gross profit........................................ 4,501,222         3,451,459         13,290,368      11,268,473
Operating expenses.................................. 3,034,538         2,445,343          8,867,638       7,880,146
                                                   -----------       -----------        -----------     -----------
Operating profit.....................................1,466,684         1,006,116          4,422,730       3,388,327
Other income, net .................................     14,417             4,090             59,643          44,593
Interest expense....................................  (118,650)         (146,325)          (399,647)       (491,153)
                                                   -----------       -----------        -----------     -----------
Income before income taxes   ......................  1,362,451           863,881          4,082,726       2,941,767
Provision for income taxes......................       492,171           368,274          1,358,000         991,483
                                                   -----------       -----------        -----------     -----------
Net income .......................................... $870,280       $   495,607         $2,724,726     $ 1,950,284
                                                   ===========       ===========        ===========     ===========
Net income per common share*:
     Basic.........................................$       .27       $       .15        $       .83     $       .60
     Diluted.......................................$       .27       $       .15        $       .83     $       .60
Weighted average common shares outstanding*:
     Basic.........................................  3,268,991         3,262,993          3,268,351       3,259,957
                                                   ===========       ===========        ===========     ===========
     Diluted.......................................  3,274,429         3,272,833          3,274,480       3,272,454
                                                   ===========       ===========        ===========     ===========

*Adjusted for the 10% stock dividend to shareholders of record on July 31, 2003 and 2002.

See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                       Nine months ended October 31, 2003


                                                                      Additional
                                           Common stock               paid-in         Retained
                                   Shares             Amount          capital         earnings            Total
                                   ------             ------          -------         --------            -----

Balance, January 31, 2003         2,969,107      $     29,691      $  8,762,673      $ 12,567,060       $ 21,359,424
Net income                                                                              2,724,726          2,724,726
Exercise of stock options             5,500                55            19,945            20,000
10% stock dividend                  294,384             2,944         3,070,425        (3,073,369)              --
                                  ---------      ------------      ------------      ------------       ------------
Balance, October 31, 2003         3,268,991      $     32,690      $ 11,853,043      $ 12,218,417       $ 24,104,150
                                  =========      ============      ============      ============       ============

See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                           October 31,
                                                                                       2003           2002
                                                                                       ----           ----
Cash Flows from Operating Activities:
Net income .....................................................................    $2,724,726    $ 1,950,284
Adjustments to reconcile net income to net cash provided
   by  operating activities:
Provision for bad debts ........................................................       (20,000)       245,042
Depreciation and amortization ..................................................       602,555        447,430
(Increase) decrease in accounts receivable .....................................    (1,750,738)       354,404
 Decrease in inventories .......................................................     1,299,778      1,033,664

(Increase) decrease in other current and non-current assets ....................      (335,081)       169,314
Increase (decrease) in accounts payable, accrued
  expenses and other liabilities ...............................................       180,761     (1,134,022)
                                                                                    ----------    -----------
Net cash  provided by operating
  activities ...................................................................     2,702,001      3,066,116
                                                                                    ----------    -----------

Cash Flows from Investing Activities:
Purchases of property and equipment ............................................      (880,886)    (1,000,862)
                                                                                    ----------    -----------
Net cash used in investing activities ..........................................      (880,886)    (1,000,862)
                                                                                    ----------    -----------
Cash Flows from Financing Activities:
Proceeds from exercise of stock options ........................................        20,000         19,662
Net repayments under loan agreements ...........................................      (848,072)    (1,855,384)
                                                                                    ----------    -----------
Net cash used in financing activities ..........................................      (828,072)    (1,835,722)
                                                                                    ----------    -----------

Net increase in cash ...........................................................       993,043        229,532
Cash and cash equivalents at beginning of period ...............................     1,474,135      1,760,635
                                                                                    ----------    -----------
Cash and cash equivalents at end of period .....................................    $2,467,178    $ 1,990,167
                                                                                    ==========    ===========


Non Cash Financing Activity:
Issuance of Stock Dividend .....................................................     3,073,369      2,376,365


See notes to condensed consolidated financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
1.  Business......
     Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, is engaged primarily in the manufacture of personal safety protective work clothing. The principal market for the Company's products is the United States. No customer accounted for more than 10% of net sales during the nine -month periods ended October 31, 2003 and 2002.

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

     The results of operations for the three-month and nine-month periods ended October 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

3.   Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laidlaw, Adams & Peck, Inc. (a Delaware Corporation), Lakeland Protective Wear, Inc. (a Canadian corporation), Lakeland de Mexico S.A. de C.V. (a Mexican corporation), Weifang Lakeland Safety Products, Co., Ltd. (a Chinese corporation), Qing Dao May Tung Healthcare Co., Ltd. ( a Chinese corporation), and Lakeland Industries Europe Ltd. (a U.K. Corporation). All significant intercompany accounts and transactions have been eliminated.

4.  Inventories
         Inventories consist of the following:
                                                  October 31,       January 31,
                                                     2003               2003
                                                     ----               ----
             Raw materials........................$8,863,673        $ 7,839,144
             Work-in-process...................... 2,157,882          1,656,942
             Finished goods.......................13,148,711         15,973,958
                                                  ----------        -----------
                                                 $25,470,044        $24,170,266
                                                 ===========        ===========

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

5.  Stockholders' Equity

     (a) Stock split

     On April 28, 2003 and June 24, 2002, the Company announced a 10% stock dividend to shareholders of record on July 31, 2003 and 2002, respectively, with a distribution date of August 31, 2003 and August 30, 2002. Share and per share amounts have been restated to reflect the stock dividend for all periods presented.
     (b) Earnings per share

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

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                Three Months Ended             Nine Months Ended
                                                                    October 31,                    October 31,
                                                               2003            2002            2003           2002
                                                               ----            ----            ----           ----
 Numerator
                  Net income                                $  870,280      $  495,607     $ 2,724,726     $1,950,284
                                                            ==========      ==========     ===========     ==========
 Denominator
                  Denominator for basic earnings per share
                      (Weighted-average shares)              3,268,991       3,262,993       3,268,351      3,259,957
                  Effect of dilutive securities:
                      Stock options                              5,438           9,840           6,129         12,497
                                                            ----------      ----------     -----------     ----------
Denominator for diluted earnings per share
                  (adjusted weighted-average shares)         3,274,429       3,272,833       3,274,480      3,272,454
                                                            ==========      ==========     ===========     ==========
         Basic earnings per share                           $      .27      $      .15     $       .83     $      .60
                                                            ==========      ==========     ===========     ==========
         Diluted earnings per share                         $      .27      $      .15     $       .83     $      .60
                                                            ==========      ==========     ===========     ==========

     Excluded from the calculation of earnings per share are options to purchase 0 and 1,210 shares at October 31, 2003 and 2002, respectively, as they were not exercisable or their inclusion would have been anti dilutive.

6.  Credit Facility
     At October 31, 2003, the balance outstanding under the Company's $18 million revolving credit facility amounted to $15,809,810. This facility, which is based on a percentage of eligible accounts receivable and inventory, as defined, has been renewed and expires on July 31, 2004. Borrowings under the facility bear interest at a rate per annum equal to the one-month LIBOR plus 2%. The credit facility is collateralized by substantially all of the assets of the Company and guaranteed by certain of the Company's subsidiaries. The credit facility contains financial covenants, including, but not limited to, minimum levels of earnings and maintenance of minimum tangible net worth and other certain ratios at all times, for which the Company is in compliance.

7.   Major Supplier

     The Company purchased approximately 71.9% and 74.0% of its raw materials from DuPont for the nine months ended October 31, 2003 and 2002, respectively. The Company has been purchasing such raw materials from DuPont for over twenty years, and as one of its largest customers in Tyvek, considers its relationship with this supplier to be excellent. The Company expects this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; although, the Company's competitive position in the marketplace could be adversely affected.

8.   Stock Based Compensation

     The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123"as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transaction and Disclosure"). The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its employee stock-based compensation plans when awards are issued at a stock price that is at or above the current market price at the time of the grant. All stock-based awards were fully vested at January 31, 2003. During the nine months ended October 31, 2003 option shares were granted to three directors, upon election or re-election at the Company's Annual Meeting held on June 18, 2003.

9.   Impact of Recently Issued Accounting Standards

     In May 2003, the FASB issued SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected included mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The initial adoption of SFAS No. 150 on August 1, 2003 did not have an impact on the Company's consolidated financial statements.

     The FASB issued Interpretation No.45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others' and Interpretation of FASB Statements No. 5,57 and 107 and Rescission of FASB Interpretation No. 34. This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees, including indemnifications. It requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the of the obligations it assumes under that guarantee if that amount is reasonably estimable, and must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability are to be applied on a prospective basis to guarantees issued or modified on or after January 1, 2003. The Company's initial adoption of this statement on January 1, 2003, did not have an impact on its results of operations, financial position, or cash flows. Guarantees issued or modified after January 1, 2003, will be recognized at their fair value in the Company's financial statements. The Company has not issued any guarantees as of October 31, 2003.

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

     The Company adopted the provisions of FIN 46 during the first quarter of 2003, as required, for any variable interest entities created after January 31, 2003. The adoption of this provision of FIN 46 did not have an impact on the Company's consolidated financial position and results of operations. The Company is required to adopt the provisions of FIN 46 for variable interests acquired before February 1, 2003 in the fourth quarter of fiscal 2004.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
Item 2.

     Nine months ended October 31, 2003 compared to the nine months ended October 31, 2002.

     Net Sales. Net sales for the nine months ended October 31, 2003 increased $10,305,000, (or 17.7%), to $68,447,000 from $58,142,000 reported for the nine months ended October 31, 2002. The increase in sales was principally attributable to improving economic conditions, and partially to SARS related garment demand at our Toronto, Canada and Chinese subsidiaries and to the sales price increase effective May 12, 2003.
     Gross Profit. Gross profit for the nine months ended October 31, 2003, increased by $2,022,000, (or 17.9%) to $13,290,000 from $11,268,000 for the nine months ended October 31, 2002. Gross profit as a percentage of net sales remain at 19.4% for the nine months ended October 31, 2003 and that reported for the prior year's period. The principal factor affecting the current year's gross profit margins was that commencing March 1, 2003 the Company incurred an increase in the price of raw materials from DuPont, but could not impose a price increase on its products using these DuPont raw materials until May 12, 2003 due to market conditions.
     Operating Expenses. Operating expenses for the nine months ended October 31, 2003 increased by $988,000 (or 12.5%) to $8,868,000, (or 13% of net sales)
from $7,880,000, (or 13.6% of net sales) for the nine months ended October 31, 2002. Operating expenses increased principally as a result of an increase in payrolls, freight, commissions, medical expenses, partially offset by a decrease in allowance for bad debts, R&D expense and VAT refunds received at the China Locations.
     Interest Expense. Interest expense for the nine months ended October 31, 2003 decreased by $91,000 or (18.5%) to $400,000 from $491,000 for the nine months ended October 31, 2002. This decrease was primarily due to a decrease in average borrowings under the Company's credit facility and to decreasing interest rates.
     Income Tax Expense. The effective tax rate for the nine months ended October 31, 2003 and 2002 of 33.3% and 33.7%, respectively, deviates from the Federal statutory rate of 34.0%, which is primarily attributable to differing foreign tax rates and tax refunds, and state income taxes.
     Net Income. As a result of the foregoing, net income increased to $2,725,000 (or 39.7%) for the nine months ended October 31, 2003, from net income of $1,950,000 for the nine months ended October 31, 2002.
     Three months ended October 31, 2003 compared to the three months ended October 31, 2002.
     Net Sales. Net sales for the three months ended October 31, 2003 increased $2,797,000, (or 15.1%) to $21,332,000 from $18,535,000 reported for the three months ended October 31, 2002. The increase in sales was principally attributable to improving economic conditions, to the sales price increase effective May 12, 2003 and to a lesser extent to SARS related garment demand at our Toronto, Canada and Chinese subsidiaries.
     Gross Profit. Gross profit for the three months ended October 31, 2003, increased by $1,050,000 (or 30.4%) to $4,501,000 from $3,451,000 for the three months ended October 31, 2002. Gross profit as a percentage of net sales increased to 21.1% for the three months ended October 31, 2003 from 18.6% reported for the prior year's period. The principal factor affecting gross profit margins was that the Company imposed a sales price increase on its products on May 12, 2003. During the three months ended October 31, 2003 an increase in inventory reserves was recorded.
     Operating Expenses. Operating expenses for the three months ended October 31, 2003 increased by $590,000 (or 24.1%) to $3,035,000, (or 14.2% of net sales)
from $2,445,000, (or 13.2% of net sales) for the three months ended October 31, 2002. Operating expenses increased principally as a result of an increase in freight, commissions, payrolls, professional fees and insurance expenses, offset partially by VAT refunds received at the China locations.
     Interest Expense. Interest expense for the three months ended October 31, 2003 decreased by $27,000 (or 18.5%) to $119,000 from $146,000 for the three months ended October 31, 2002. This decrease was primarily due to a decrease in average borrowings under the Company's credit facility and to decreasing interest rates.
     Income Tax Expense. The effective tax rate for the three months ended October 31 2003 and 2002 of 36.1% and 42.6% respectively deviates from the Federal statutory rate of 34.0%, which is primarily attributable to differing foreign tax rates and tax refunds, and state income taxes.

     Net Income. As a result of the foregoing net income increased to $870,000 (or 75%) for the three months ended October 31, 2003, from net income of $496,000 for the three months ended October 31, 2002.


LIQUIDITY and CAPITAL RESOURCES
-------------------------------

     Liquidity and Capital Resources. The Company's working capital is equal to $20,168,000 at October 31, 2003. The Company's primary sources of funds for conducting its business activities have been from cash flow provided by operations and borrowings under its credit facilities. The Company requires liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with sales growth and, to a lesser extent, for capital expenditures.
     Net cash provided by operating activities was $2,702,000 for the nine months ended October 31, 2003 and was due primarily to an increase in accounts receivables of $1,771,000 a decrease in inventories of $1,300,000 and net income from operations of $2,725,000, and by a decrease in accounts payable, accrued expenses and other liabilities of $201,000.
     Net cash used in investing activities of $881,000 for the nine months ended October 31, 2003 was primarily attributable to construction costs in China.
     Net cash used in financing activities of $828,000 for the nine months ended October 31, 2003 was primarily attributable to borrowings in connection with the term loan and revolving credit facility.
     The revolving credit facility permits the Company to borrow up to a maximum of $18 million. The revolving credit agreement expires on July 31, 2004 and has therefore been classified as a short-term liability in the accompanying balance sheet at October 31, 2003. Borrowings under the revolving credit facility amounted to approximately $15,810,000 at October 31, 2003.
     The Company believes that cash flow from operations and the revolving credit facility will be sufficient to meet its currently anticipated operating, capital expenditures and debt service requirements for at least the next twelve months. Historically, the Company has been able to renew its' credit facility on acceptable terms, however, there can be no assurance that such financing will continue to be available.
     The Company is in compliance with all covenants under its credit agreement as of October 31, 2003. The Company made its last principal and interest payment on its $3 million term loan facility in April 2003, thereby extinguishing all long-term bank debt.
     Product Liability Claims have been de minimus over the last 10 years and those claims made have all been dismissed, except one that was settled in 1993 and paid by the Company's insurer. In fiscal 2004 the Company has $5 million of product liability insurance with a $10,000 deductible per occurrence. Presently only one product liability suit is outstanding. The Company's total exposure on this suit is $2,500. Suits are generally in the nature of minor chemical or fire burns where the garments are misused or plaintiffs mistakenly sue the Company, when indeed the Company's products are not involved. All costs of administering and litigating claims is handled by attorneys appointed and paid by the Company's insurer, other than the deductible amount per occurrence, which has ranged from $2,500 to $10,000 over the last 10 years.
     As of October 31, 2003, the company has $2,467,000 in cash and an unused credit line of $2,190,000. Capital spending for fiscal 2004 included the last payment of $94,500 on the Company's 53,300 square foot facility in An Qui, China and $243,000 on its 90,400 square foot facility in Jiaozhou, China; the latter amount to a construction company upon completion.
     New capital equipment expenditures (excluding buildings) for the remainder of fiscal 2004 are not expected to exceed $450,000.
     A reserve for a bond posting and settlement was recorded at January 31, 2003 in the amount of $48,000, relating to a dispute with Mexican officials over custom's law for companies in the maquiladora program. Fiscal 2003 included a reserve for a Canadian customs dispute of which approximately $12,000 remains. The Company has received notice from both government agencies that the disputes have been settled that no additional payments are required for these disputes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

Foreign Currency Activity and Interest Rates
--------------------------------------------
     The Company's foreign exchange exposure is principally limited to the relationship of the U.S. Dollar to the Mexican Peso, Canadian Dollar, the Chinese RMB and the EURO. There have been no material changes to our market risks as disclosed in our Annual Report of Form 10-K for the year ended January 31, 2003.

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

Impact of Recently Issued Accounting Standards
----------------------------------------------
     In May 2003, the FASB issued SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected included mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The initial adoption of SFAS No. 150 on August 1, 2003 did not have an impact on the Company's consolidated financial statements.

     The FASB issued Interpretation No.45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others' and Interpretation of FASB Statements No. 5,57 and 107 and Rescission of FASB Interpretation No. 34. This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees, including indemnifications. It requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the of the obligations it assumes under that guarantee if that amount is reasonably estimable, and must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability are to be applied on a prospective basis to guarantees issued or modified on or after January 1, 2003. The Company's initial adoption of this statement on January 1, 2003, did not have an impact on its results of operations, financial position, or cash flows. Guarantees issued or modified after January 1, 2003, will be recognized at their fair value in the Company's financial statements. The Company has not issued any guarantees as of October 31, 2003.

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

     The Company adopted the provisions of FIN 46 during the first quarter of 2003, as required, for any variable interest entities created after January 31, 2003. The adoption of this provision of FIN 46 did not have an impact on the Company's consolidated financial position and results of operations. The Company is required to adopt the provisions of FIN 46 for variable interests acquired before February 1, 2003 in the fourth quarter of fiscal 2004.

Interest Rate Risk
------------------
     The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based upon LIBOR. At October 31, 2003, $15,810,000 was outstanding under the term-loan and revolving credit facilities. Changes in the above described interest rates during fiscal 2004 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the above rates will increase or decrease interest expense for the Company by approximately $158,100. Each 1% fluctuation in interest rates earned would not increase or decrease interest income on these deposits by a significant amount.

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


PART II.  OTHER INFORMATION
Items 1  through 5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K:

         a-    10(g) Employment Agreement between the Company and Raymond J.
               Smith, dated September 22, 2003.
               10(s) Employment Agreement between the Company and Paul C. Smith, dated September 22, 2003.
               31 and 32 Certifications Pursant to Section 302 of the
               Sarbanes-Oxley Act of 2002
         b -   None

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


                                         LAKELAND INDUSTRIES, INC.
                                         -------------------------
                                                  (Registrant)


Date:  December 12, 2003                  /s/Raymond J. Smith
                                         ---------------------------------------
                                         Raymond J. Smith,
                                         President and Chief Executive Officer



Date:  December 12, 2003                 /s/Christopher J. Ryan
                                         ---------------------------------------
                                         Christopher J. Ryan,
                                         Executive Vice President, Secretary and
                                         General Counsel


Date:  December 12, 2003                 /s/James M. McCormick
                                         ---------------------------------------
                                         James M. McCormick,
                                         Treasurer
                                         (Principal Accounting Officer)