Form 10-K
period 2004-01-31
LAKELAND INDUSTRIES INC
filed 2004-04-30
CIK 798081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


(Mark one)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended January 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          Common Stock, $.01 Par Value
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S - K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - K or any amendment to this Form 10 - K Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Exchange Act of 1934) of the Registrant, based upon the closing price of the Common Stock on NASDAQ on the last day of the registrant's most recently completed second quarter (July 31, 2003) was approximately $23,994,513 (based on 2,298,325 shares held by non-affiliates).

      The number of shares outstanding of the Registrant's common stock, $.01 par value, on April 26, 2004 was 3,273,925.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than May 30, 2004,(for the Annual Meeting of Stockholders to be held June 16, 2004), are incorporated by reference to Part III of this Annual Report on Form 10-K.

                            LAKELAND INDUSTRIES, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K

PART 1:

Cautionary Statement regarding Forward-Looking Information

Item I    Business
              Overview
              Industry Overview and Consolidation
              Business Strategy
              Our Competitive Strengths
              Products
              Quality Control
              Marketing and Sales
              Research and Development
              Suppliers and Materials
              Competition
              Seasonality
              Patents and Trademarks
              Employees
              Enviromental Matters
Item 2        Properties
Item 3        Legal Proceedings
Item 4        Submission of Matters to a Vote of Security Holders

PART II:

Item 5        Market for the Registrant's Common Stock and Related Stockholder
              Matters
Item 6        Selected Consolidated Financial Data
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A       Quantitative and Qualitative Disclosure about Market Risk
Item 8        Financial Statements and Supplementary Data
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A       Controls and Procedures

PART III:

Item 10       Directors and Executive Officers of the Registrant
Item 11       Executive Compensation
Item 12       Security Ownership of Certain Beneficial Owners and Management
Item 13       Certain Relationships and Related Transactions
Item 14       Principal Accounting Fees and Services

PART IV:

Item 15       Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Certification under Exchange Act Rules 13a - 14(b) and 15d- 14(b)

      This Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports and other periodic reports and filings of the Company filed with the Securities and Exchange Commission. All statements, other than statements of historical facts, which address the Company's expectations of sources of capital or which express the Company's expectation for the future with respect to financial performance or operating strategies, can be identified as forward-looking statements. As a result, there can be no assurance that the Company's future results will not be materially different from those described herein as "believed,""anticipated,""estimated" or "expected," which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which such statement is based.

                                     PART I
      Lakeland Industries, Inc. (the "Company" or "Lakeland," "we," "our," or "us") was incorporated in the State of Delaware in 1986. Our executive offices are located at 711-2 Kohler Avenue, Ronkonkoma, New York 11779, and our telephone number is (631) 981-9700. Our web site is located at www.lakeland.com. Information contained on our web site is not part of this report.


ITEM 1. BUSINESS

                                    Overview

      We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing market. Our products are sold by our in-house sales force and independent sales representatives to a network of over 500 safety and mill supply distributors. These distributors in turn supply end user industrial customers such as chemical/petrochemical, automobile, steel, glass, construction, smelting, janitorial, pharmaceutical and high technology electronics manufacturers, as well as hospitals and laboratories. In addition, we supply federal, state and local governmental agencies and departments such as fire and police departments, airport crash rescue units, the Department of Defense, Central Intelligence Agency, Federal Bureau of Investigation, U.S. Secret Service and the Centers for Disease Control. In fiscal 2004, we had net sales of $89.7 million and earnings per share of $1.11, which represent a growth rate of 15.3% and 38.8%, respectively, over our previous fiscal year. Our net sales attributable to customers outside the United States were $4.5 million, $5.7 million and $8.0 million, in fiscal 2002, fiscal 2003 and fiscal 2004, respectively.

      Our major product categories and their applications are described below:

      Limited Use/Disposable Protective Clothing. We manufacture a complete line of limited use/disposable protective garments offered in coveralls, lab coats, shirts, pants, hoods, aprons, sleeves and smocks. These garments are made from several non-woven fabrics, primarily Tyvek(R) and TyvekQC (both DuPont manufactured fabrics) and also our proprietary fabrics manufactured pursuant to customer order. These garments provide protection from low-risk contaminants or irritants, such as chemicals, pesticides, fertilizers, paint, grease and dust, and from limited exposure to hazardous waste and toxic chemicals, including acids, asbestos, lead and hydro-carbons (or PCBs) that pose health risks after exposure for long periods of time. Additional applications include protection from viruses and bacteria, such as AIDS, streptococcus, SARS and hepatitis, at hospitals, clinics and emergency rescue sites and use in clean room environments to prevent human contamination in the manufacturing processes. This is our largest product line.

      High-End Chemical Protective Suits. We manufacture heavy duty chemical suits made from TyChem(R) SL, TK and TyChem(R) BR, which are DuPont manufactured fabrics. These suits are worn by individuals on hazardous material teams to provide protection from powerful, highly concentrated and hazardous or potentially lethal chemical and biological toxins, such as toxic wastes at Super Fund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as anthrax or ricin), and chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities. These suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. Homeland Security measures and government funding of personal protective equipment for first responders to terrorist threats or attack have recently resulted in increased demand for our high-end chemical suits and we believe demand for these suits will continue to increase in the future.

      Fire Fighting and Heat Protective Apparel. We manufacture an extensive line of fire fighting and heat protective apparel for use by fire fighters and other individuals that work in extreme heat environments. Our branded fire fighting apparel Fyrepel(TM) is sold to local municipalities and industrial fire fighting teams. Our heat protective aluminized fire suits are manufactured from Nomex(R), a fire and heat resistant material, and Kevlar(R), a cut and heat resistant, high-strength, lightweight, flexible and durable material produced by DuPont. This apparel is also used for maintenance of extreme high temperature equipment, such as coke ovens, kilns, glass furnaces, refinery installations and smelting plants, as well as for military and airport crash and rescue teams.

      Gloves and Arm Guards. We manufacture gloves and arm guards from Kevlar(R) and Spectra(R), a cut resistant fiber made by Honeywell. Our gloves are used primarily in the automotive, glass and metal fabrication industries to protect the wearer's hand and arms from lacerations and heat without sacrificing manual dexterity or comfort.

      Reusable Woven Garments. We manufacture a line of reusable and washable woven garments that complement our fire fighting and heat protective apparel offerings and provide alternatives to our limited use/disposable protective clothing lines. Product lines include electrostatic dissipative apparel used in the automotive industry for control of static electricity in the manufacturing process, clean room apparel to prevent human contamination in the manufacturing processes, hospital garments to protect against blood borne pathogens and bacteria such as AIDS, streptococcus and hepatitis, and flame resistant Nomex(R) coveralls used in chemical and petroleum plants and for wild land fire fighting.

      We believe we are one of the largest independent customers of DuPont's Tyvek(R) and TyChem(R) apparel grade material. We purchase Tyvek(R) under North American licensing agreements and other DuPont materials, such as Kevlar(R), under international licensing agreements. While we have operated under these trademark agreements since 1995, we have been a significant customer of these DuPont materials since 1982. The trademark agreements require certain quality standards and the identification of the DuPont trademark on the finished product manufactured by us. We believe this brand identification with DuPont and Tyvek(R) significantly benefits the marketing of our largest product line, as over the past 30 years Tyvek(R) has become known as the standard for limited use/disposable protective clothing. We believe our relationship with DuPont to be excellent.

      We maintain manufacturing facilities in Decatur, Alabama; Celaya, Mexico; AnQui City, China; Jiaozhou, China; and St. Joseph, Missouri, where our products are designed, manufactured and sold. We also have a relationship with a sewing subcontractor in Mexico, which we can utilize for unexpected production surges. Our China and Mexico facilities allow us to take advantage of favorable labor and supplier costs, thereby increasing our profit margins on products manufactured in these facilities. Our China and Mexico facilities are designed for the manufacture of limited use/disposable protective clothing as well as our high-end chemical protective suits. We have significantly improved our profit margins in these product lines by shifting production to our international facilities and we intend to expand our international manufacturing capabilities to include our gloves and reusable woven protective apparel product lines in the future.

                                Industry Overview

      According to Global Industry Analysts, Inc., the global market for industrial protective clothing is projected to be approximately $6.0 billion in 2004, and is projected to grow at a compound annual growth rate of approximately 6.5%. Our primary market, North America, is the largest market, expected to make up over one-third, or approximately $2.0 billion, of the global market. The industrial protective clothing market includes our limited use/disposable protective clothing, our high-end chemical protective suits, our fire fighting and heat protective apparel and our reusable woven garments. Global Industry Analysts, Inc. estimates that the market for gloves was over $2.6 billion worldwide in 2003.

      The industrial protective clothing market has evolved over the past 35 years as a result of governmental regulations and requirements and commercial product development. In 1970, Congress enacted the Occupational Safety and Health Act, or OSHA, which requires employers to supply protective clothing in certain work environments. Almost two million workers are subject to OSHA standards today. Certain states have also enacted worker safety laws that supplement OSHA standards and requirements.

      The advent of OSHA coincided with DuPont's development of Tyvek(R) which, for the first time, allowed for the economical production of lightweight, disposable protective clothing. The attraction of disposable garments grew in the late 1970s as a result of increases in labor and material costs of producing cloth garments and the promulgation of federal, state and local safety regulations.

      In 1990, additional standards proposed and developed by the National Fire Protection Association and the American Society for Testing and Materials were adopted by OSHA. These standards identify four levels of protection, A through D, and specify the equipment and clothing required to adequately protect the wearer at each level:

      o Level A requires total encapsulation in a vapor proof chemical suit with self contained breathing apparatus, or SCBA, and appropriate accessories.

      o Level B calls for SCBA or a positive pressure supplied respirator with escape SCBA, plus hooded chemical resistant clothing (coveralls), one or two piece chemical splash suit, or disposable chemical resistant coveralls.

      o Level C requires hooded chemical resistant clothing, such as coveralls, two piece chemical splash suit, or disposable chemical resistant coveralls.

      o Level D involves work and/or training situations that require minimal coverall protection.

     In response to the terrorist attacks that took place on September 11, 2001, the federal government has provided for additional protective equipment funding through programs that are part of the Homeland Security initiative. The Fire Act of 2002 created the federal Assistance to Firefighters Grant Program, or AFGP, to provide funds directly to local fire districts to help improve their readiness and capability to respond to terrorist attacks. Funds are allocated under AFGP to the following areas: fire operations/firefighter safety; fire prevention; emergency medical services; and firefighting vehicle acquisition. AFGP will provide more than $1.3 billion in funding through 2004, with approximately $750 million appropriated for 2003 and $750 million more in 2004. The Bio Terrorism Preparedness and Response Act of 2002, which we refer to as the Bio Terrorism Act, appropriated $337 million for bio-defense equipment and another $770 million to purchase equipment for first responders, such as fire, police, medical and military personnel. These bio terrorism monies are expected to be disbursed in late 2005 and 2006.

      Recently, federal and state purchasing of industrial protective clothing and federal grants to fire departments have increased demand for industrial protective clothing to protect first responders against actual or threatened terrorist incidents. Specific events such as the 2002 U.S. Winter Olympics, the anthrax letters incidents in 2001 and the ricin letter incidents in 2004 have also resulted in increased demand for our products.

                             Industry Consolidation

      The industrial protective clothing industry is highly fragmented and consists of a large number of small, closely-held family businesses. DuPont, Kimberly Clark and Lakeland and are the dominant disposable industrial protective apparel manufacturers. Since 1997, the markets for manufacturing and distribution have consolidated. A number of large distributors with access to capital have acquired smaller distributors. The acquisitions include Vallen Corporation's acquisitions of Safety Centers, Inc., All Supplies, Inc., Shepco Manufacturing Co., and Century Safety (Canada) and Hagemeyer's acquisition of Vallen Corporation; W.W. Grainger's acquisitions of Allied Safety, Inc., Lab Safety Supply, Inc., Acklands Limited, Gempler's safety supply division and Ben Meadows, Inc.; Air Gas' acquisitions of Rutland Tool & Supply Co., Inc., IPCO Safety Supply, Inc., Lyon Safety, Inc., Safety Supply, Inc., Safety West, Inc. and Delta Safety Supply, Inc.; and Fischer Scientific's acquisitions of Safety Services of America, Cole-Parner, Retsch and Emergo.

      As these safety distributors consolidate and grow, we believe they are looking to reduce the number of safety manufacturing vendors they deal with and support, while at the same time shifting the burden of end user selling to the manufacturer. This creates a significant capital availability issue for small safety manufacturers as end user selling is more expensive, per sales dollar, than selling to safety distributors. As a result, the manufacturing sector in this industry is seeing follow-on consolidation. DuPont has acquired Marmac Manufacturing, Inc., Kappler, Inc., Cellucup, Melco, Mfg., and Regal Manufacturing since 1998, while in the related safety product industries Norcross Safety Products L.L.C. has acquired Morning Pride, Ranger-Servus, Salisbury, North and Pro Warrington and Christian Dalloz has acquired Bacou, USA which itself acquired Uvex Safety, Inc., Survivair, Howard Leight, Perfect Fit, Biosystems, Fenzy, Titmus, Optrel, OxBridge and Delta Protection.

      We believe a larger industrial protective clothing manufacturer has competitive advantages over a smaller competitor including:

      o economies of scale when selling to end users, either through the use of a direct sales force or independent representation groups;

      o broader product offerings that facilitate cross-selling opportunities;

      o the ability to employ dedicated protective apparel training and selling teams;

      o the ability to offer volume and growth incentives to safety distributors; and

      o     access to international sales.

      We believe we have a substantial opportunity to pursue acquisitions in the industrial protective clothing industry, particularly because many smaller manufacturers share customers with us.

                                Business Strategy

      Key elements of our strategy include:

            o Increase Sales to the First Responder Market. Our high-end chemical protective suits meet all of the requirements and are particularly well qualified to provide protection to first responders to chemical or biological attacks. For example, our products have been used for response to recent threats such as the 2001 anthrax letters and the 2004 ricin letters. A portion of appropriations for the Fire Act of 2002 and the Bio Terrorism Act of 2002 are available for purchase of products for first responders that we manufacture, and we intend to aggressively target this market.

            o Improve Marketing in Existing Markets. We believe significant growth opportunities are available to us through the better positioning, marketing and enhanced cross-selling of our reusable woven protective clothing, glove and arm guards and high-end chemical suit product lines, along with our limited use/disposable lines.

            o Increase Penetration of the North American Tyvek(R) Market. We intend to increase our sales of Tyvek(R)-based garments by introducing Tyvek(R) in industries which have generally used woven reusable garments, such as food processing and food service industries including kitchens, grocery stores and chicken and fishery slaughter operations. We believe that limited use/disposable garments are more effective at preventing contamination than reusable garments that are exposed to possible contamination while in transit or while being laundered. We also plan to expand our sales of Tyvek(R)-based products and marketing efforts in Mexico and Canada. Industrial safety gear utilized in U.S. manufacturing often gains acceptance as standard equipment for new facilities and factories operated by U.S. companies in other countries.

            o Emphasize Customer Service. We continue to offer a high level of customer service to distinguish our products and to create customer loyalty. We offer well-trained and experienced sales and support personnel, on-time delivery and accommodation of custom and rush orders. We also seek to extensively advertise our brand names.

            o Decrease Manufacturing Expenses by Moving Production to International Facilities. We have additional opportunities to take advantage of our low cost production capabilities in Mexico and China. Beginning in 1995, we successfully moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Beginning January 1, 2005, pursuant to the United States World Trade Organization Treaty with China, quota requirements imposed by the U.S. on textiles such as our reusable woven garments and gloves are scheduled to be removed, making it more cost effective to move production for these product lines to our assembly facilities in China. We are in the early stages of this process and expect to complete this process by the third quarter of fiscal 2005. As a result, we expect to see profit margin improvements for these product lines, which will allow us to compete more effectively as the quota restrictions are removed.

            o Acquisitions. We believe that the protective clothing market is fragmented and presents the opportunity to acquire businesses that offer comparable products or specialty products that we do not offer. We intend to consider acquisitions that afford us economies of scale, enhanced opportunity for cross-selling, expanded product offerings and an increased market presence. We have no letters of intent or understandings with respect to any potential acquisitions.

            o Introduction of New Products. We continue our history of product development and innovation by introducing new proprietary products across all our product lines. Our innovations have included Micromax(R) disposable protective clothing line, our Despro(TM) glove and Grapolator(TM) sleeve lines for hand and arm cut protection and our Thermbar(TM) Mock Twist glove for hand and arm heat protection. We own seven patents on fabrics and production machinery and have eight additional patents in application. We will continue to dedicate resources to research and development.

                            Our Competitive Strengths

      Our competitive strengths include:

            o Industry Reputation. We devote significant resources to creating customer loyalty by accommodating custom and rush orders and focusing on on-time delivery. Additionally, our ISO 9001 certified facilities manufacture high-quality products. As a result of these factors, we believe that we have an excellent reputation in the industry.

            o Long-standing Relationship with DuPont. We believe we are the largest independent customer for Dupont's Tyvek(R) and TyChem(R) material for use in the industrial protective clothing market. Our trademark agreements with DuPont for Tyvek(R), TyChem(R) and Kevlar(R) require certain quality standards and the identification of the DuPont brand on the finished product. We believe this brand identification with DuPont significantly benefits the marketing of our product lines, as over the past 30 years Tyvek(R) has become known as the standard for limited use/disposable protective clothing. We believe our relationship with DuPont to be excellent.

            o International Manufacturing Capabilities. We have operated manufacturing facilities in Mexico since 1995 and in China since 1996. Our three facilities in China total over 160,000 sq. ft. of manufacturing, warehousing and administrative space while our facility in Mexico totals over 14,000 sq. ft. of manufacturing, warehousing and administrative space. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically.

            o Comprehensive Inventory. We have a large product offering with numerous specifications, such as size, styles and pockets, and maintain a large inventory of each in order to satisfy customer orders in a timely manner. Many of our customers traditionally make purchases of industrial protective gear with expectations of immediate delivery. We believe our ability to provide timely service for these customers enhances our reputation in the industry and positions us strongly for repeat business, particularly in our limited use/disposable protective clothing product lines.

            o Manufacturing Flexibility. By locating labor-intensive manufacturing processes such as sewing in Mexico and China, and by utilizing sewing sub-contractors, we have the ability to increase production without substantial additional capital expenditures. Our manufacturing systems allow us flexibility for unexpected production surges and alternative capacity in the event any of our independent contractors become unavailable.

            o Experienced Management Team. We have an experienced management team. Our executive officers average greater than 20 years of experience in the industrial protective clothing market. The knowledge, relationships and reputation of our management team helps us maintain and build our customer base.

                                    Products

      The following table summarizes our principal product lines, the raw materials used to manufacture them, their applications and end markets:

------------------------------------------------------------------------------------------------------------------------
     Product Line                       Raw Material             Protection Against                 End Market
------------------------------------------------------------------------------------------------------------------------
Limited use/disposable         o    Tyvek(R) and            o    Contaminants,             o    Chemical/petrochemical
protective clothing                 TyvekQC, laminates of        irritants, metals,             industries
                                    Polyethylene,                chemicals, fertilizers,   o    Automotive and
                                    Micromax(R), SMS,            pesticides, acids,             pharmaceutical
                                    Polypropylene,               asbestos, PCBs,                industries
                                    Pyrolon(R), and other        lead, dioxin and          o    Public utilities
                                    non-woven fabrics            many other hazardous      o    Government (terrorist
                                                                 chemicals                      response)
                                                            o    Viruses and               o    Janitorial
                                                                 bacteria (AIDS,
                                                                 streptococcus, SARS
                                                                 and hepatitis)
------------------------------------------------------------------------------------------------------------------------
High-end chemical protective   o    TyChem(R) SL            o    Chemical spills           o    Hazardous material
suits                          o    TyChem(R) TK            o    Toxic chemicals used           teams
                               o    TyChem(R) BR                 in manufacturing          o    Chemical and
                               o    Other Lakeland               processes                      nuclear industries
                                    patented co-polymer     o    Terrorist attacks,        o    Fire departments
                                    laminates                    biological warfare        o    Government (first
                                                                 (anthrax and ricin)            responders)
------------------------------------------------------------------------------------------------------------------------
Fire fighting and heat         o    PBI                     o    Fire, burns and           o    Municipal, corporate
protective apparel             o    Nomex(R)                     excessive heat                 and volunteer fire
                               o    Millenia(R)                                                 departments
                               o    Basofil(R)                                             o    Wildland fire fighting
                               o    Advance Indura(R)                                      o    Hot equipment
                                    Ultrasoft                                                   maintenance personnel
                               o    Aluminized Nomex(R)                                         and industrial fire
                               o    Aluminized Kevlar(R)                                        departments
                                                                                           o    Oil well fires
                                                                                           o    Airport crash rescue
------------------------------------------------------------------------------------------------------------------------
Gloves and arm guards          o    Kevlar(R) yarns         o    Cuts, lacerations,        o    Automotive, glass and
                               o    Spectra(R) yarns             heat and chemical              metal fabrication
                               o    Kevlar(R) wrapped            irritants                      industries
                                    steel core yarns                                       o    Chemical plants
------------------------------------------------------------------------------------------------------------------------
Reusable woven garments        o    Staticsorb carbon       o    Protects                  o    Hospital and industrial
                                    thread with polyester        manufactured                   facilities
                               o    Cotton polyester             products from human       o    Clean room
                                    blends                       contamination or               environments
                               o    Cotton                       static electrical         o    Emergency medical
                               o    Polyester                    charge                         ambulance services
                               o    FR cottons/Nomex(R)     o    Bacteria, viruses and     o    Chemical and refining
                                                                 blood borne
                                                                 pathogens
                                                            o    Protection from flash
                                                                 fires
------------------------------------------------------------------------------------------------------------------------

      Limited Use/Disposable Protective Clothing

      We manufacture a complete line of limited use/disposable protective garments, including coveralls, laboratory coats, shirts, pants, hoods, aprons, sleeves and smocks. Limited use garments can also be coated or laminated to increase splash protection against many inorganic acids, bases and other liquid chemicals. Limited use garments are made from several non-woven fabrics, including Tyvek(R) and Tyvek QC (both DuPont fabrics) and our own fabrics such as Pyrolon(R) Plus 2 XT, CRFR, Micromax(R), Safegard "76"(R), Zonegard, Body Gard(R), RyTex(R) and TomTex(R), which are made of spunlaced polyester, polypropylene and polyethylene materials, laminates, films and derivatives. We incorporate many seaming techniques depending on the level of protection needed in the end use application.

      Typical users of these garments include chemical plants, petrochemical refineries and related installations, automotive manufacturers, pharmaceutical companies, construction companies, coal and oil power generation utilities and telephone utility companies. Numerous smaller industries use these garments for specific safety applications unique to their businesses. Additional applications include protection from viruses and bacteria, such as AIDS, streptococcus, SARS and hepatitis, at hospitals, clinics and emergency rescue sites and use in clean room environments to prevent human contamination in the manufacturing processes.

      Our limited use/disposable protective clothing products range in unit price from $.04 for shoe covers to approximately $14.00 for a TyChem(R) QC laminated hood and booted coverall. Our largest selling item, a standard white Tyvek(R) coverall, sells for approximately $2.75 to $3.75 per garment. By comparison, similar reusable cloth coveralls range in price from $30.00 to $60.00, exclusive of laundering, maintenance and shrinkage expenses.

      We cut, warehouse and sell our limited use/disposable garments primarily at our Decatur, Alabama and China facilities. The fabric is cut into required patterns at our Decatur plant and shipped to our Mexico facility for assembly. Our assembly facilities in China or Mexico and independent contractors sew and package the finished garments and return them primarily to our Decatur, Alabama plant, normally within one to eight weeks, for immediate shipment to the customer.

      We presently utilize nine independent domestic sewing contractors and one international contractor under agreements that are terminable at will by either party. In fiscal 2004, no independent sewing contractor accounted for more than 5% of our production of limited use/disposable garments. We believe that we can obtain adequate alternative production capacity should any of our independent contractors become unavailable.

      The capacity of our facilities, complemented by the availability of our independent sewing contractors, allow us to reduce by 10%, or alternately increase by 20%, our production capacity without incurring large on going costs typical of many manufacturing operations. This allows us to react quickly to changing unit demand for our products.

      High-End Chemical Protective Suits

      We manufacture heavy-duty chemical suits made from DuPont TyChem(R) SL, TK and TyChem(R) BR fabrics. These suits are worn by individuals on hazardous material teams to provide protection from powerful, highly concentrated and hazardous or potentially lethal chemical and biological toxins, such as toxic wastes at Super Fund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as anthrax or ricin), and chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities. Our line of chemical suits range in cost from $24 per coverall to $1,926. The chemical suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. We have also introduced two garments approved by the National Fire Protection Agency for varying levels of protection that are manufactured from DuPont materials:

            o TyChem(R) TK - a co-polymer film laminated to a durable spun bonded substrate. This garment offers the broadest temperature range for limited use garments of -94(degree)F to 194(degree)F. TyChem(R) TK meets all OSHA Level A requirements. It is available in National Fire Protection Agency 1991-2000 certified versions when worn with an aluminized over cover.

            o TyChem(R) BR - meets all OSHA Level B and all National Fire Protection Agency 1994 fabric requirements and offers splash protection against a wide array of chemicals.

      We manufacture chemical protective clothing at our facilities in Decatur, Alabama and Mexico. Using fabrics such as TyChem(R) SL, TyChem(R) TK and TyChem(R) BR, we design, cut, glue and/or sew the materials to meet customer purchase orders.

      The federal government, through the Fire Act of 2002, appropriated approximately $750 million in 2003 to fire departments in the United States and its territories to fund the purchase, among other things, of personal protective equipment, including our fire fighting and heat protective apparel and high-end chemical protective suits. An additional $750 million has been appropriated for 2004. The Bio Terrorism Preparedness and Response Act of 2002 includes an appropriation of $337 million for bio-defense equipment and $770 million to purchase equipment for first responders, such as fire, police, medical and military personnel. Purchases of equipment under these appropriations will include our personal protective equipment and are expected to be made in late 2005 and in 2006.

      Fire Fighting and Heat Protective Apparel

      We manufacture an extensive line of products to protect individuals who work in high heat environments. Our heat protective aluminized fire suit product lines include the following:

            o Fire entry suit - to allow total flame entry when dealing with volatile and highly flammable products.

            o Kiln entry suit - to protect kiln maintenance workers from extreme heat.

            o Proximity suits - to give protection in high heat areas where exposure to hot liquids, steam or hot vapors is possible.

            o Approach suits - to protect personnel engaged in maintenance, repair and operational tasks where temperatures do not exceed 200(degree)F ambient, with a radiant heat exposure up to 2,000(degree)F.

      We manufacture fire fighter protective apparel for domestic and foreign fire departments. We developed the popular Sterling Heights(TM) style (short coat and bib pants) bunker gear. Crash rescue continues to be a major market for us, as we were one of the first manufacturers to supply military and civilian markets with airport fire fighting protection.

      Our fire suits range in price from $480 for standard fire department turn out gear to $2,000 for a fire entry suit. All of our heat protective clothing is currently manufactured at our facility in St. Joseph, Missouri. Our Fyrepel(TM) brand of fire fighting apparel continues to benefit from ongoing research and development investment, as we seek to address the ergonomic needs of stressful occupations.

      Gloves and Arm Guards

      We manufacture and sell specially designed gloves and arm guards made from Kevlar(R), a cut and heat resistant material produced by DuPont, Spectra(R), a cut resistant fiber made by Honeywell, and our proprietary patented yarns. We are one of only seven companies licensed in North America to sell 100% Kevlar(R) gloves, which are high strength, lightweight, flexible and durable. Kevlar(R) gloves offer a better overall level of protection and lower worker injury rates, and are more cost effective, than traditional leather, canvas or coated work gloves. Kevlar(R) gloves, which can withstand temperatures of up to 400(degree)F and are cut resistant enough to allow workers to safely handle sharp or jagged unfinished sheet metal, are used primarily in the automotive, glass and metal fabrication industries. Our higher end Kevlar(R) and Spectra(R) gloves range in price from $37 to $240 for a dozen pair.

      We manufacture gloves primarily at our Decatur, Alabama facility, but we are shifting production to our Mexico and China facilities. We expect to complete this shift by the third quarter of fiscal 2005 as quotas and tariffs on products of this type expire. Foreign production will allow lower fabric and labor costs.

      We have applied for patents on manufacturing processes that provide hand protection to the areas of a glove where it is most needed in various applications. For example, while the top or back of a glove generally does not require the same thickness as the palm or thumb of a glove, gloves typically have a uniform level of yarn protection. This manufacturing process allows us to produce our gloves more economically.

      Reusable Woven Garments

      We manufacture and market a line of reusable and washable woven garments that complement our fire fighting and heat protective apparel offerings and provide alternatives to our limited use/disposable protective clothing lines and give us access to the much larger woven industrial and health care-related markets. Cloth reusable garments are favored by customers for certain uses or applications because of familiarity with and acceptance of these fabrics and woven cloth's heavier weight, durability and longevity. These products allow us to supply and satisfy a wider range of safety and customer needs. Our product lines include the following:

            o Electrostatic dissipative apparel - used primarily in the automotive industry.

            o Clean room apparel - used in semiconductor manufacturing and pharmaceutical manufacturing to protect against human contamination.

            o Hospital garments - used to protect against blood borne pathogens and common bacteria.

            o Flame resistant Nomex(R) coveralls/pants/jackets - used in chemical and petroleum plants and for wild land firefighting.

      Our reusable woven garments range in price from $10 to $100 per garment. We manufacture and sell woven cloth garments at our facility in St. Joseph, Missouri. We continue to relocate highly repetitive sewing processes for our high volume, standard product lines such as woven protective coveralls and electrostatic dissipative apparel to our facilities in China where lower fabric and labor costs allow increased profit margins. We expect the relocation process to be substantially complete by the third quarter of fiscal 2005.

                                 Quality Control

      Our Alabama, Missouri, Mexico and China manufacturing facilities are ISO 9001 certified. ISO standards are internationally recognized quality manufacturing standards established by the International Organization for Standardization based in Geneva, Switzerland. To obtain our ISO registration, our factories were independently audited to test our compliance with the applicable standards. In order to maintain registration, our factories receive regular announced inspections by an independent certification organization. We believe that the ISO 9001 certification makes us more competitive in the marketplace, as customers increasingly recognize the standard as an indication of product quality.

                               Marketing and Sales

      We employ an in-house sales force of 14 people and utilize 42 independent sales representatives. These employees and representatives call on over 500 safety and mill supply distributors nationwide in order to promote, provide product information for and sell our products. Distributors buy our products for resale and typically maintain inventory at the local level in order to assure quick response times and the ability to service their customers properly. Our sales employees and independent representatives have consistent communication with end users and decision makers at the distribution level, thereby allowing us valuable feedback on market perception of our products, as well as information about new developments in our industry. During fiscal 2004, no single distributor accounted for more than 5% of our net sales.

      We seek to maximize the efficiency of our established distribution network through direct promotion of our products at the end user level. We advertise primarily through trade publications and our promotional activities include sales catalogs, mailings to end users, a nationwide publicity program and our Internet web site. We exhibit at both regional and national trade shows such as the National Safety Congress and the American Industrial Hygienists Convention.

                            Research and Development

      We continue to evaluate and engineer new or innovative products. We recently introduced the Micromax(R) line of disposable protective clothing; a newly configured line of fire retardant work coveralls and fire turn-out gear; a SARS protective medical gown for Chinese hospital personnel; the Despro(TM), Grapolator(TM) and Kut Buster(TM) cut protective glove and sleeve lines; and our patented Thermbar(TM) Mock Twist that provides heat protection for temperatures up to 600(degree)F. We own seven patents on various fabrics, patterns and production machinery. We plan to continue investing in research and development in protective apparel fabrics and manufacturing equipment. Specifically, we plan to continue to develop new specially knit and coated gloves, woven gowns for industrial and medical uses, fire retardant cotton fabrics and protective non-woven fabrics. During fiscal 2002, 2003 and 2004, we spent approximately $378,000, $164,000 and $82,000, respectively, on research and development.

                             Suppliers and Materials

      Our largest supplier is DuPont, from whom we purchase Tyvek(R) under North American trademark licensing agreements and Kevlar(R) under international trademark licensing agreements. Commencing in 1995, anticipating the expiration of certain patents on its proprietary materials, DuPont offered certain customers of these materials the opportunity to enter into two year trademark licensing agreements. We entered into such agreements and have renewed them continually since. In fiscal 2004, we purchased approximately 77.4% of the dollar value of our materials from DuPont, and Tyvek(R) constituted approximately 55% of our cost of goods sold and approximately 71.2% of the dollar value of our raw material purchases. We believe our relationship with DuPont to be excellent and expect to continue our licenses.

      We do not have long-term, formal agreements with any other suppliers of non-woven fabric raw materials used by us in the production of our limited use/disposable protective clothing product lines. Materials such as polypropylene, polyethylene, polyvinyl chloride, spun laced polyester and their derivatives are available from thirty or more major mills. Flame retardant fabrics are also available from a number of both domestic and international mills. The accessories used in the production of our disposable garments, such as thread, boxes, snaps and elastics are obtained from unaffiliated suppliers. We have not experienced difficulty in obtaining our requirements for these commodity component items.

      We have not experienced difficulty in obtaining materials, including cotton, polyester and nylon, used in the production of reusable non-wovens and commodity gloves. We obtain Spectra(R) yarn used in our super cut-resistant Dextra Guard gloves from Honeywell, and we believe Honeywell will be able to meet our needs for this material in the future. We obtain Kevlar(R), used in the production of our specialty safety gloves, from independent mills that purchase the fiber from DuPont. Our use of Kevlar(R) is subject to the trademark licensing agreements described above.

      Materials used in our fire and heat protective suits include glass fabric, aluminized glass, Nomex(R), aluminized Nomex(R), Kevlar(R), aluminized Kevlar(R), polybenzimidazole and Gortex, as well as combinations utilizing neoprene coatings. Traditional chemical protective suits are made of Viton, butyl rubber and polyvinyl chloride, all of which are available from multiple sources. Advanced chemical protective suits are made from Tyvek(R) SL, TyChem(R) TK and BR, which we obtain from DuPont, and our patented fabrics. We have not experienced difficulty obtaining any of these materials.

                                   Competition

      Our business is highly competitive. We believe that the barriers to entry in the reusable garments and glove markets are relatively low. We face competition in some of our other product markets from large established companies that have greater financial, managerial, sales and technical resources. Where larger competitors, such as DuPont and Kimberly Clark, offer products that are directly competitive with our products, particularly as part of an established line of products, there can be no assurance that we can successfully compete for sales and customers. Larger competitors also may be able to benefit from economies of scale and technological innovation and may introduce new products that compete with our products.

                                   Seasonality

      Our operations have historically been seasonal, with higher sales generally occurring in February, March, April and May when scheduled maintenance on nuclear, coal, oil and gas fired utilities, chemical, petrochemical and smelting facilities, and other heavy industrial manufacturing plants occurs, primarily due to cooler temperatures. Sales decline during the warmer summer and vacation months and generally increase from Labor Day through February with slight declines during holidays. As a result of this seasonality in our sales, we have historically experienced a corresponding seasonality in our working capital, specifically inventories, with peak inventories occurring between September and March coinciding with lead times required to accommodate the spring maintenance schedules. We believe that by sustaining higher levels of inventory, we gain a competitive advantage in the marketplace. Certain of our large customers seek sole sourcing to avoid sourcing their requirements from multiple vendors whose prices, delivery times and quality standards differ.

      In recent years, due to increased demand by first responders for our chemical suits and fire gear, our historical seasonal pattern has shifted. Governmental disbursements are dependent upon budgetary processes and grant administration processes that do not follow our traditional seasonal sales patterns. Due to the size and timing of these governmental orders, our net sales, results of operations, working capital requirements and cash flows can vary between different reporting periods. As a result, we expect to experience increased variability in net sales, net income, working capital requirements and cash flows on a quarterly basis.

                             Patents and Trademarks

      We own seven patents and have eight patents in the application and approval process with the U.S. Patent and Trademark Office. Additionally, a Patent Corporation Treaty application was filed for our Unilayer Glove Fabrics which involves technology using a robotic knitter that allows us to knit a glove using stronger or weaker yarns in different parts of the glove, as necessary, depending on the expected wear. We license one patent from Lavian Corporation, covering manufacturing processes for certain limited use/disposable protective clothing products. This license provides for semi-exclusive rights in North American and international markets, subject to royalty payments based on yards sold and annual dollar minimums. Net sales from products manufactured pursuant to this process accounted for less than 2% of our total net sales in fiscal 2004.

                                    Employees

      As of April 19, 2004, we had approximately 1,292 full time employees, 1,005, or 77.8%, of whom were employed in our international facilities and 287, or 22.2%, of whom were employed in our domestic facilities. An aggregate of 988 of our employees, representing all of our employees in our Mexico facility and in each of our China facilities, are members of unions. We are not currently a party to any collective bargaining agreements. We believe our employee relations to be excellent.

                              Environmental Matters

      We are subject to various foreign, federal, state and local environmental protection, chemical control, and health and safety laws and regulations, and we incur costs to comply with those laws. We own and lease real property, and certain environmental laws hold current or previous owners or operators of businesses and real property responsible for contamination on or originating from property, even if they did not know of or were not responsible for the contamination. The presence of hazardous substances on any of our properties or the failure to meet environmental regulatory requirements could affect our ability to use or to sell the property or to use the property as collateral for borrowing, and could result in substantial remediation or compliance costs. If hazardous substances are released from or located on any of our properties, we could incur substantial costs and damages.

      Although we have not in the past had any material costs or damages associated with environmental claims or compliance and we do not currently anticipate any such costs or damages, we cannot assure you that we will not incur material costs or damages in the future, as a result of the discovery of new facts or conditions, acquisition of new properties, the release of hazardous substances, a change in interpretation of existing environmental laws or the adoption of new environmental laws.

ITEM 2. PROPERTIES

      We believe that our owned and leased facilities are suitable for the operations we conduct in each of them. Each manufacturing facility is well maintained and capable of supporting higher levels of production. The table below sets forth certain information about our principal facilities.

                                          Estimated
                                           Square
Address                                     Feet           Annual Rent        Lease Expiration    Principal Activity
-------                                   ---------        -----------        ----------------    ------------------
Weifang Lakeland Safety Products Co.,       65,000          Owned(1)                N/A              Manufacturing
Ltd.                                                                                                 Administration
Xiao Shi Village                                                                                     Engineering
AnQui City, Shandong Province
PRC 262100

Qing Dao MayTung                            90,415          Owned(1)                N/A              Manufacturing
Healthcare Co., Ltd                                                                                  Administration
Yinghai Industrial Park                                                                              Warehousing
Jiaozhou, Shandong Province
PRC 266318

Meiyang Protective Products                 9,360            $3,630               12/31/04           Manufacturing
Co., Ltd.
Xiao Shi Village
AnQui City, Shandong Province
PRC 262100

Uniland Division                            44,000           $96,000              7/31/06            Manufacturing
2401 SW Parkway                                                                                      Administration
St. Joseph, MO 64503                                                                                 Warehousing

Lakeland de Mexico S.A. de C.V.             14,057           $59,400              7/31/07            Manufacturing
(Luis Gomez Guzman - employee)                                                                       Administration
Poniente, Mza 8, Lote 11                                                                             Warehousing
Ciudad Industrial, S/No.
Celaya, Guanajuato 38010
Mexico

Lakeland Protective Wear Canada             8,250            $55,600              11/30/07           Sales
5109-B7 Harvestor Road                                                                               Administration
Burlington, ON L7L5Y9                                                                                Warehousing
Canada

Lakeland Industries, Inc.                   4,362            $43,402              6/30/04            Administration
Headquarters
711-2 Koehler Avenue
Ronkonkoma, NY 11779

Lakeland Industries, Inc.                    900             $7,800               6/30/04            Studio
751-4 Koehler Avenue                                                                                 Warehousing
Ronkonkoma, NY 11779

                                          Estimated
                                           Square
Address                                     Feet           Annual Rent        Lease Expiration    Principal Activity
-------                                   ---------        -----------        ----------------    ------------------
Lakeland Industries, Inc.                   91,788          $364,900              3/31/09            Manufacturing
(POMS Holding Co.- related party)                                                                    Administration
202 Pride Lane                                                                                       Engineering
Decatur, AL 35603                                                                                    Warehousing

Lakeland Industries, Inc.                   49,500          $199,100              3/31/09            Warehousing
(River Group Holding Co., Ltd -                                                                      Administration
related Party)
3428 Valley Ave. (201 1/2Pride Lane)
Decatur, AL 35603

Lakeland Industries, Inc.                   2,400            $18,000              3/31/09            Sales
(Harvey Pride, Jr. - officer- related                                                                Administration
party) 201 Pride Lane, SW
Decatur, AL 35603

Lakeland Industries Europe Ltd.             2,470         Approximately           1/31/08            Warehouse
Wallingfen Park                                          $25,528 (varies                             Sales
236 Main Road                                             with exchange
Newport, East Yorkshire                                      rates)
HU15 2RH U United Kingdom

----------
(1) We own the buildings in which we conduct our manufacturing operations and lease the land underlying the buildings from the Chinese government. We have 43 years and 48 years remaining under the leases with respect to the AnQui City and Jiaozhou facilities, respectively.

      Our facilities in Decatur, Alabama; Celaya, Mexico; AnQui, China; Jiaozhou, China; and St. Joseph, Missouri contain equipment used for the design, development and manufacture and sale of our products. Our operations in Burlington, Canada and Newport, United Kingdom are primarily sales and warehousing operations receiving goods for resale from our manufacturing facilities around the world. We had $0.2 million, $1.4 million and $1.9 million of long-lived assets, net located in China and $0.12 million, $0.21 million and $0.17 million of long-lived assets located in Mexico as of January 31, 2002, 2003 and 2004.

ITEM 3. LEGAL PROCEEDINGS

      From time to time, we are a party to litigation arising in the ordinary course of our business. We are not currently a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of our security holders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
MATTERS

      Our common stock is currently traded on the Nasdaq National Market under the symbol "LAKE". The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported by the Nasdaq National Market. The stock prices in the table below have been adjusted for periods prior to July 31, 2003 to reflect our 10% stock dividends to stockholders of record on July 31, 2002 and July 31, 2003.

                                                          Price Range of
                                                           Common Stock
                                                      -----------------------
                                                        High           Low
                                                      --------      ---------
Fiscal 2003
   First Quarter...................................   $   8.64      $    6.72
   Second Quarter..................................       9.92           5.46
   Third Quarter...................................       8.77           5.52
   Fourth Quarter..................................       7.29           5.69

Fiscal 2004
   First Quarter...................................   $   8.44      $    6.14
   Second Quarter..................................      10.92           7.73
   Third Quarter...................................      12.99           9.67
   Fourth Quarter..................................      18.87          11.78

Fiscal 2005
   First Quarter (through April 20, 2004)..........   $  22.33      $   15.64

      On April 20, 2004 the last reported sale price of our common stock on the Nasdaq National Market was $22.33 per share. As of April 2, 2004, there were approximately 78 record holders of shares of our common stock.

Dividend Policy

      We have never paid any cash dividends on our common stock and we currently intend to retain any future earnings for use in our business. The payment and rate of future dividends, if any, are subject to the discretion of our board of directors and will depend upon our earnings, financial condition, capital requirements, contractual restrictions under our credit facilities and other factors.

      In the past, we have declared dividends in stock to our stockholders. We paid a 10% dividend in additional shares of our common stock to holders of record on July 31, 2002 and another 10% dividend in additional shares of our common stock to holders of record on July 31, 2003. We may pay stock dividends in future years at the discretion of our board of directors.

ITEM 6. Selected Consolidated Financial Data

      The following selected consolidated financial data as of and for our fiscal years 2000, 2001, 2002, 2003 and 2004 have been derived from our audited consolidated financial statements, which have been audited by Grant Thornton LLP as of and for the fiscal years ended January 31, 2000, 2001 and 2002 and by PricewaterhouseCoopers LLP as of and for the fiscal years ended January 31, 2003 and 2004. You should read the information set forth below in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in this Form 10-K.

                                                                         Year Ended January 31,
                                                  -----------------------------------------------------------------------
                                                     2000           2001           2002           2003           2004
                                                  -----------    -----------    -----------    -----------    -----------
                                                            (in thousands, except share and per share data)
Income Statement Data:
Net sales .....................................   $    58,644    $    76,108    $    76,431    $    77,826    $    89,717
Costs of goods sold ...........................        48,156         64,798         63,294         62,867         71,741
                                                  -----------    -----------    -----------    -----------    -----------
    Gross profit ..............................        10,488         11,310         13,137         14,959         17,976
                                                  -----------    -----------    -----------    -----------    -----------
Operating expenses:
    Selling and shipping ......................         4,177          4,825          5,414          6,338          7,342
    General and administrative ................         3,014          3,794          4,134          4,262          4,596
    Impairment of goodwill ....................            --             --             --             --            249
                                                  -----------    -----------    -----------    -----------    -----------
    Total operating expenses ..................         7,191          8,619          9,548         10,600         12,187
                                                  -----------    -----------    -----------    -----------    -----------
    Operating profit ..........................         3,297          2,691          3,589          4,359          5,789
                                                  -----------    -----------    -----------    -----------    -----------
Other income (expense):
    Interest expense ..........................          (821)        (1,248)          (882)          (643)          (535)
    Interest income ...........................            26             27             18             20             19
    Other income ..............................             7             15             91             40             24
                                                  -----------    -----------    -----------    -----------    -----------
    Total other expense .......................           788          1,206            773            583            492
    Income before income taxes ................         2,509          1,485          2,816          3,776          5,297
Income tax expense ............................           761            362            846          1,172          1,659
                                                  -----------    -----------    -----------    -----------    -----------
    Net income ................................   $     1,748    $     1,123    $     1,970    $     2,604    $     3,638
                                                  ===========    ===========    ===========    ===========    ===========
Net income per common share
  (Basic)(1) ..................................   $      0.54    $      0.35    $      0.61    $      0.80    $      1.11
                                                  ===========    ===========    ===========    ===========    ===========
Net income per common share
  (Diluted)(1) ................................   $      0.54    $      0.35    $      0.61    $      0.80    $      1.11
                                                  ===========    ===========    ===========    ===========    ===========
Weighted average common shares
  outstanding(1):
     Basic ....................................     3,211,280      3,200,990      3,222,956      3,261,116      3,268,551
                                                  ===========    ===========    ===========    ===========    ===========
     Diluted ..................................     3,234,873      3,227,265      3,247,290      3,269,039      3,275,501
                                                  ===========    ===========    ===========    ===========    ===========

Balance Sheet Data (at period end):
Current assets ................................   $    32,460    $    36,099    $    39,545    $    38,859    $    43,285
Total assets ..................................        34,770         38,628         42,417         42,823         47,304
Current liabilities ...........................        16,551         20,052         22,778         20,934         21,509
Long-term liabilities .........................         2,759          1,981            912            529            768
Stockholders' equity ..........................        15,405         16,537         18,727         21,359         25,027

----------
(1) Adjusted for periods prior to July 31, 2003 to reflect our 10% stock dividends to stockholders of record as of July 31, 2002 and July 31, 2003. Earnings per share have been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

      You should read the following summary together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this Form 10-K and Annual Report and in the documents that we incorporate by reference into this Form 10-K. This document may contain certain "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements.

                                    Overview

      We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing market. Our products are sold by our in-house sales force and independent sales representatives to a network of over 500 safety and mill supply distributors. These distributors in turn supply end user industrial customers such as chemical/petrochemical, automobile, steel, glass, construction, smelting, janitorial, pharmaceutical and high technology electronics manufacturers, as well as hospitals and laboratories. In addition, we supply federal, state and local governmental agencies and departments such as fire and police departments, airport crash rescue units, the Department of Defense, Central Intelligence Agency, Federal Bureau of Investigation, U.S. Secret Service and the Centers for Disease Control. Our net sales attributable to customers outside the United States were $4.5 million, $5.7 million and $8.0 million, in fiscal 2002, fiscal 2003 and fiscal 2004, respectively.

      In fiscal 2004, we hired five additional sales personnel, increasing our sales team from nine to fourteen. Although it has taken time to identify and train the new personnel, we believe our increase in net sales in the year ended January 31, 2004 compared to the year ended January 31, 2003 is in part attributable to our increased focus on our internal sales team. As sales increase, we intend to continue to invest in the hiring of additional sales personnel.

      Our sales of limited use/disposable protective clothing grew approximately 13% in the year ended January 31, 2004 compared to the year ended January 31, 2003, and our expectation is to see continued growth. We expect that distributors will continue to stock more inventory as economic conditions in the United States continue to improve. We also expect our net sales to increase as we introduce our Tyvek(R)-based products into new industries in which the use of Tyvek(R) is not widespread. In addition, our net sales are driven in part by government funding and health-related events. Our net sales attributable to chemical suits increased 55% and our net sales attributable to fire gear and aluminized apparel increased 25% in the year ended January 31, 2004 compared to the year ended January 31, 2003. These sales increases were driven primarily by grants from the federal government under the Fire Act of 2002 and the Bio Terrorism Preparedness and Response Act of 2002 as part of the Homeland Security initiatives. During fiscal 2004, as a result of the SARS virus outbreak in various cities in 2003, we sold approximately $1.1 million of SARS-related garments in China, Toronto, Hong Kong and Taiwan. The Centers for Disease Control has recommended protective garments be used to protect healthcare workers in the fight against the spread of the SARS virus. In the event of future outbreaks of SARS or other similar contagious viruses, such as avian flu in 2004, we have positioned ourselves with increased production capacity.

      We have operated manufacturing facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. We are in the early stages of moving production of our reusable woven garments and gloves to these facilities and expect to complete this process by the third quarter of fiscal 2005. As a result, we expect to see profit margin improvements for these product lines as well.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and disclosure of contingent assets and liabilities. We base estimates on our past experience and on various other assumptions that we believe to be reasonable under the circumstances and we periodically evaluate these estimates.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

      Revenue Recognition. We derive our sales primarily from our limited use/disposable protective clothing and secondarily from our sales of high-end chemical protective suits, fire fighting and heat protective apparel, gloves and arm guards, and reusable woven garments. Sales are recognized when goods are shipped to our distributors at which time title and the risk of loss passes. Sales are reduced for sales returns and allowances. Payment terms are generally net 30 days for United States sales and net 90 days for international sales.

      Inventories. Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or market. Provision is made for slow-moving, obsolete or unusable inventory.

      Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts to provide for accounts receivable that may not be collectible. In establishing the allowance for doubtful accounts, we analyze the collectibility of individual large or past due accounts customer-by-customer. We establish reserves for accounts that we determine to be doubtful of collection.

      Income Taxes and Valuation Reserves. We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of preparing our consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carryforwards and tax credits, are recorded as deferred tax assets or liabilities on our balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be realized from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event we determine that we may not be able to realize all or part of our deferred tax asset in the future, or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to net income in the period of such determination.

      Valuation of Goodwill and Other Intangible Assets. On February 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which provides that goodwill and other intangible assets are no longer amortized, but are assessed for impairment annually and upon occurrence of an event that indicates impairment may have occurred. Goodwill impairment is evaluated utilizing a two-step process as required by SFAS No. 142. Factors that we consider important that could identify a potential impairment include: significant underperformance relative to expected historical or projected future operating results; significant changes in the overall business strategy; and significant negative industry or economic trends. When we determine that the carrying value of intangibles and goodwill may not be recoverable based upon one or more of these indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method. Estimating future cash flows requires our management to make projections that can differ materially from actual results.

      In fiscal 2004, as a result of our decision to move a portion of our reusable woven garment assembly from the United States to China, we reviewed this portion of our business for impairment. An impairment was calculated based on estimating the fair value, utilizing a discounted cash flow analysis, resulting in an impairment charge of $0.2 million, we have no remaining goodwill recorded as of January 31, 2004.

      Self-Insured Liabilities. We have a self-insurance program for certain employee health benefits. The cost of such benefits is recognized as expense based on claims filed in each reporting period and an estimate of claims incurred but not reported during such period. Our estimate of claims incurred but not reported are based upon historical trends. If more claims are made than were estimated or if the costs of actual claims increases beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods. We maintain separate insurance to cover the excess liability over set single claim amounts and aggregate annual claim amounts.

Results of Operations

      The following table set forth our historical results of operations for the years ended January 31, 2002, 2003 and 2004 as a percentage of our net sales.

                                                Year Ended January 31,
                                        -------------------------------------
                                         2002            2003           2004
                                        ------          ------         ------
Net sales ..........................     100.0%          100.0%         100.0%
Cost of goods sold .................      82.8%           80.8%          80.0%
                                        ------          ------         ------
    Gross profit ...................      17.2%           19.2%          20.0%

Operating expenses .................      12.5%           13.6%          13.6%
    Operating profit ...............       4.7%            5.6%           6.4%

Interest expense, net ..............       1.0%            0.8%           0.5%
Income tax expense .................       1.1%            1.5%           1.8%
                                        ------          ------         ------
    Net income .....................       2.6%            3.3%           4.1%

       Year Ended January 31, 2004 Compared to Year Ended January 31, 2003

      Net Sales. Net sales increased $11.9 million, or 15.3%, to $89.7 million for the year ended January 31, 2004 from $77.8 million for the year ended January 31, 2003. The increase was due primarily to an increase in our market share in our Tyvek(R)-based product lines as well as an increase in the price of these products beginning in May 2003. Increased sales were also driven by an improving U.S. economy which increased demand for our products, particularly in the industrial Tyvek(R) markets we serve, and increased demand for our chemical protective suits and fire turnout gear for Homeland Security purposes. In addition, as a result of the SARS outbreak, we sold our products for the first time in domestic China, which amounted to $0.6 million in the year ended January 31, 2004.

      Gross Profit. Gross profit increased $3.0 million, or 20.2%, to $18.0 million for the year ended January 31, 2004 from $15.0 million for the year ended January 31, 2003. Gross profit as a percent of net sales increased to 20.0% for the year ended January 31, 2004 from 19.2% for the year ended January 31, 2003, primarily because of cost reductions achieved by shifting production of additional Tyvek(R) -based products and chemical suits to China and Mexico. We have increasingly shifted production to these lower-cost facilities. In addition, we increased the price of our Tyvek(R) -based products beginning in May 2003, which contributed to an increase in our gross margins for these products. In the year ended January 31, 2004, we also determined that a portion of our inventory was obsolete. As a result, we wrote off $0.4 million of inventory offsetting the factors contributing to an increase in gross profit discussed above.

      Operating Expenses. Operating expenses increased $1.6 million, or 15%, to $12.2 million for the year ended January 31, 2004 from $10.6 million for the year ended January 31, 2003. As a percent of net sales, operating expenses remained constant at 13.6% for the year ended January 31, 2004 and the year ended January 31, 2003. The $1.6 million increase in operating expenses in the year ended January 31, 2004 compared to the year ended January 31, 2003 was principally due to increased expenses corresponding to our increase in net sales, as well as impairment of goodwill of $0.2 million. This was offset by a decrease in bad debt expense of $0.3 million in fiscal 2004 resulting from improvement in the U.S. economy and a reorganization of our credit department.

      Interest Expenses. Interest expenses decreased $0.1 million, or 16.8%, to $0.5 million for the year ended January 31, 2004 from $0.6 million for the year ended January 31, 2003. The decrease was primarily due to a decrease in average monthly borrowings under our credit facilities.

      Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense increased $0.5 million, or 41.6%, to $1.7 million for the year ended January 31, 2004 from $1.2 million for the year ended January 31, 2003. The increase was due to a relative increase in our income recognized in the United States as compared to the income recognized in China, where income tax rates are lower. Our effective tax rate was 31.3% and 31.0% in the years ended January 31, 2004 and 2003, respectively. Our effective tax rate varied from the federal statutory rate of 34% due primarily to lower foreign tax rates.

      Net Income. Net income increased $1.0 million, or 39.7%, to $3.6 million for the year ended January 31, 2004 from $2.6 million for the year ended January 31, 2003. The increase in net income was the result of an increase in net sales and increased productivity as a result of shifts in production to our China facilities, partially offset by an increase in costs and expenses due to higher volumes of our products being sold.

       Year Ended January 31, 2003 Compared to Year Ended January 31, 2002

      Net Sales. Net sales increased $1.4 million, or 1.8%, to $77.8 million for the year ended January 31, 2003 from $76.4 million for the year ended January 31, 2002. The increase in net sales was principally attributable to slowly improving economic conditions and to an increase in the price of our Tyvek(R)-based products beginning in April 2002.

      Gross Profit. Gross profit increased by $1.8 million, or 13.9%, to $15.0 million for the year ended January 31, 2003 from $13.1 million for the year ended January 31, 2002. Gross profit as a percentage of net sales increased to 19.2% for the year ended January 31, 2003 from 17.1% for the prior year, principally due to an increase in the price of our Tyvek(R) -based products beginning in April 2002, which contributed to an increase in our gross margins for these products. Labor and overhead costs also decreased in the year ended January 31, 2003 compared to the year ended January 31, 2002 due to a headcount reduction in our Decatur, Alabama facility and our continuing shift of production to China, where the labor costs are lower. This was partially offset by an increase in inventory reserves of $0.2 million as well as a decrease in our margins on our Tyvek(R)-based products in the period between March 2002 and April 2002 during which we were unable to pass on the Tyvek(R) price increase to our customers.

      Operating Expenses. Operating expenses increased by $1.1 million, or 11%, to $10.6 million for the year ended January 31, 2003 from $9.5 million for the year ended January 31, 2002. As a percent of net sales, operating expenses increased to 13.6% for the year ended January 31, 2003 from 12.5% for the year ended January 31, 2002. The $1.1 million increase in operating expenses for the year ended January 31, 2003 compared to the year ended January 31, 2002 was due primarily to a $0.3 million increase in freight costs as a result of price increases by our carriers, a $0.3 million increase in sales commissions as a result of a corresponding increase in our chemical suit sales which have a higher commission rate than our Tyvek(R)-based products, and a $0.3 million increase in bad debt expense as a result of general economic conditions. These increases were offset in part by a $0.2 million decrease in labor expenses as a result of increased automation in our manufacturing processes and a $0.2 million decrease in research and development expenses as a result of the completion of our development of our Micromax(R) products.

      Interest Expense. Interest expense decreased by $0.3 million, or 27.1%, to $0.6 million for the year ended January 31, 2003 from $0.9 million for the year ended January 31, 2002. This decrease was primarily due to a decrease in average borrowings under our revolving credit facilities and to decreasing interest rates.

      Income Tax Expense. Income tax expense increased $0.4 million, or 50.0%, to $1.2 million for the year ended January 31, 2003 from $0.8 million for the year ended January 31, 2002. The increase was due to a relative increase in our income recognized in the United States as compared to the income recognized in China, where income tax rates are lower. Our effective tax rate was 31.0% and 30.0% in the years ended January 31, 2003 and 2002, respectively. Our effective tax rate varied from the federal statutory rate of 34% due primarily to lower foreign tax rates.

      Net Income. Net income increased $0.6 million, or 32.2%, from $2.6 million for the year ended January 31, 2003 from $2.0 million for the year ended January 31, 2002. The increase in net income was primarily the result of the price increase of our Tyvek(R)-based products, offset in part by the increase in operating expenses discussed above.

                         Liquidity and Capital Resources

      Cash Flows

      As of January 31, 2004 we had cash and cash equivalents of $2.4 million and working capital of $21.8 million, an increase of $1.0 million and $3.9 million, respectively, from January 31, 2003. Our primary sources of funds for conducting our business activities have been from cash flow provided by operations and borrowings under our credit facilities described below. We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

      Net cash provided by operating activities of $2.2 million for the year ended January 31, 2004 was due primarily to net income from operations of $3.6 million and an increase in accounts payable of $0.4 million, offset in part by an increase in inventories of $0.8 million and an increase in accounts receivable of $2.2 million. Net cash provided by operating activities of $1.8 million for the year ended January 31, 2003 was primarily attributable to net income from operations of $2.6 million and an decrease in inventories of $1.0 million, offset in part by an decrease in accounts payable of $1.9 million and an increase in accounts receivable of $0.8 million.

      Net cash used in investing activities of $1.4 million and $1.7 million in the years ended January 31, 2004 and 2003, respectively, was due to purchases of property and equipment.

      Net cash provided by financing activities in the years ended January 31, 2004 and 2003 was primarily attributable to payments and borrowings under our credit facilities.

      Credit Facilities

      We currently have two credit facilities:

            o an $18 million revolving credit facility, of which we had $16.3 million of borrowings outstanding as of April 20, 2004; and

            o a $3 million revolving credit facility (the availability of which reduces incrementally over its 3-year term), of which we had no borrowings outstanding as of April 20, 2004.

In November 1999, we entered into a 5-year $3 million term loan which we repaid in full on March 31, 2003.

      Our $18 million revolving credit facility permits us to borrow up to the lower of $18 million and a borrowing base determined by reference to a percentage of our eligible accounts receivable and inventory. Our $18 million revolving credit facility expires on July 31, 2004, and has therefore been classified as a short-term liability on our balance sheet at January 31, 2004. Borrowings under this revolving credit facility bear interest at the London Interbank Offering Rate (LIBOR) plus 2% and were approximately $16.8 million at January 31, 2004. As of April 20, 2004, we had $1.7 million of borrowing availability under this revolving credit facility.

      In January 2004, we entered into a new 3-year $3 million revolving credit facility which expires on January 21, 2007. Availability under this facility decreases from $3 million by $83,333 each month over the 3-year term and is also subject to the borrowing base limitation discussed above in connection with our $18 million revolving credit facility. Borrowings under this revolving credit facility bear interest at LIBOR plus 2.5%. We did not have any borrowings outstanding under this facility at January 31, 2004. As of April 20, 2004, we had $2.9 million of borrowing availability under this revolving credit facility.

      Our credit facilities require that we comply with specified financial covenants relating to interest coverage, debt coverage, minimum consolidated net worth, and earnings before interest, taxes, depreciation and amortization. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our credit facilities. As of April 20, 2004, we were in compliance with all covenants contained in our credit facilities.

      We believe that cash flow from operations along with borrowing availability under our $3 million revolving credit facility, as well as the expected renewal of our $18 million revolving credit facility, will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months. Historically, we have been able to renew our primary credit facility on acceptable terms, but there can be no assurance that such financing will continue to be available or that any renewal will be on favorable terms as favorable as our current facility.

      Capital Expenditures

      Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment, leasehold improvement and automobiles, as well as payments related to the construction of our facilities in China. Our capital spending plans for fiscal 2005 include the last payment on our 90,415 square foot facility in Jiaozhou, China due to a construction company as payment for the construction of this facility in 2004. Our facilities in China are not encumbered by commercial bank mortgages and thus Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. We expect our capital expenditures to be approximately $1.1 million in fiscal 2005.

                             Contractual Obligations

      We had no off-balance sheet arrangements at January 31, 2004. As shown below, at January 31, 2004, our contractual cash obligations totaled approximately $20.6 million, including lease renewals entered into subsequent to January 31, 2004.

                                                                      Payments Due by Period
                                                 ------------------------------------------------------------------
                                                               Less than
                                                               ---------
                                                   Total        1 Year       1-3 Years     4-5 Years  After 5 Years
                                                 ---------     ---------     ---------     ---------  -------------
                                                                          (in thousands)
Operating leases .........................       $   3,702     $     848     $   1,589     $   1,265    $      --
Automobiles leased .......................              78            30            34            14           --
Revolving credit facility ................          16,785        16,785            --            --           --
                                                 =========     =========     =========     =========    =========
Total ....................................       $  20,565     $  17,663     $   1,623     $   1,279    $      --

                                   Seasonality

      Our operations have historically been seasonal, with higher sales generally occurring in February, March, April and May when scheduled maintenance occurs on nuclear, coal, oil and gas fired utilities, chemical, petrochemical and smelting facilities, and other heavy industrial manufacturing plants occurs, primarily due to cooler temperatures. Sales decline during the warmer summer and vacation months, and generally increase from Labor Day through February with slight declines during holidays. As a result of this seasonality in our sales, we have historically experienced a corresponding seasonality in our working capital, specifically inventories, with peak inventories occurring between September and March coinciding with lead times required to accommodate the spring maintenance schedules. We believe that by sustaining higher levels of inventory, we gain a competitive advantage in the marketplace. Certain of our large customers seek sole sourcing to avoid sourcing their requirements from multiple vendors whose prices, delivery times and quality standards differ.

      In recent years, due to increased demand by first responders for our chemical suits and fire gear, our historical seasonal pattern has shifted. Governmental disbursements are dependent upon budgetary processes and grant administration processes that do not follow our traditional seasonal sales patterns. Due to the size and timing of these governmental orders, our net sales, results of operations, working capital requirements and cash flows can vary between different reporting periods. As a result, we expect to experience increased variability in net sales, net income, working capital requirements and cash flows on a quarterly basis.

                   Effects of Recent Accounting Pronouncements

      In November 2002, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees, including indemnifications. It requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee if the amount is reasonably estimable, and must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability are to be applied on a prospective basis to guarantees issued or modified on or after January 1, 2003. Our initial adoption of this statement on January 1, 2003 did not have an impact on its results of operations, financial position or cash flows.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities, in which an investor is subject to a majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the variable interest entity's residual returns. This interpretation also provides guidance with respect to the disclosure of variable interest entities in which an investor maintains an interest but is not required to consolidate. The provisions of the interpretation are effective immediately for all variable interest entities created after January 31, 2003, or in which we obtain an interest after that date. In October 2003, the FASB issued a revision to this pronouncement, FIN 46R, which clarified certain provisions and modified the effective date from July 1, 2003 to December 31, 2003 for variable interest entities created before February 1, 2003. We believe that the adoption of this pronouncement will have no impact on our financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments that were accounted for as equity under previous guidance must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on our consolidated financial statements for the year ended and at January 31, 2004.

      In December 2003, the FASB issued a revised SFAS No. 132, "Employers Disclosures about Pension and Other Postretirement Benefits", to improve financial statement disclosures for defined benefit plans. We have adopted SFAS No. 132, which includes new disclosure requirements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we seek to limit, to the extent possible, our non-U.S. dollar denominated purchases.

                              Foreign Currency Risk

      We are exposed to changes in foreign currency exchange rates as a result of our purchases and sales in other countries. To manage the volatility relating to foreign currency exchange rates, we seek to limit, to the extent possible, our non-U.S. dollar denominated purchases and sales.

      In connection with our operations in China, we purchase a significant amount of products from outside of the United States. However, our purchases in China are primarily made in Chinese Yuan, the value of which has been largely pegged to the U.S. dollar for the last decade. As a result, any currency risks related to these transactions are deemed to be immaterial to us as a whole.

      Our primary risk from foreign currency exchange rate changes is presently related to non-U.S. dollar denominated sales in Canada and, to a smaller extent, in Europe. Our sales in Canada are denominated in U.S. dollars. If the value of the U.S. dollar increases relative to the Canadian dollar, then our net sales could decrease as our products would be more expensive to our Canadian customers because of the exchange rate change. Although our sales in China are denominated in the Chinese Yuan, because this currency has recently been largely pegged to the U.S. dollar, our foreign currency exchange rate risk in China has been minimized. At this time, we do not manage the foreign currency risk through the use of derivative instruments. A 10% decrease in the value of the U.S. dollar relative to foreign currencies would not have a material impact on our results of operations or financial position. As non-U.S. dollar denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results.

                               Interest Rate Risk

      We are exposed to interest rate risk with respect to our credit facilities, which have variable interest rates based upon the London Interbank Offered Rate. At January 31, 2004, we had $16.8 million of borrowings outstanding under these credit facilities. If the interest rate applicable to this variable rate debt rose 1% in the year ended January 31, 2004, our interest expense would have increased and our income before income taxes would have decreased by less than $200,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

Consolidated Financial Statements:

                                                                      Page No.
                                                                      --------

Report of Independent Auditors                                        A-25
Report of Independent Auditors                                        A-26
Consolidated Balance Sheets - January 31, 2004 and 2003               A-27
Consolidated Statements of Income for the years ended                 A-28
     January 31, 2004, 2003 and 2002
Consolidated Statement of Stockholders' Equity for the years ended    A-29
     January 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended             A-30
     January 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements                            A-31 to 46
Schedule II - Valuation and Qualifying Accounts                       A-47

      All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

                         Report of Independent Auditors

To the Board of Directors and Shareholders
Of Lakeland Industries, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Lakeland Industries, Inc. and its subsidiaries at January 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended January 31, 2004 and 2003 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial information. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on February 1, 2002.


PricewaterhouseCoopers LLP
Melville, New York
April 2, 2004

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
    Lakeland Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Lakeland Industries, Inc. and Subsidiaries (the "Company") for the year ended January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the results of operations and cash flows. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Company for the year ended January 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II - Valuation and Qualifying Accounts for the year ended January 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.




GRANT THORNTON LLP

Melville, New York
April 15, 2002

                            Lakeland Industries, Inc.
                                and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                                  January 31,
                                                                              2004             2003
                                                                          -----------      -----------
                                     Assets
Current assets
     Cash and cash equivalents                                            $ 2,445,271      $ 1,474,135
     Accounts receivable, net of allowance for doubtful accounts of
     $323,000 and $343,000 at January 31, 2004 and 2003 respectively       12,570,320       10,364,188
     Inventories                                                           26,265,807       25,470,044
     Deferred income taxes                                                    790,272        1,001,133
     Other current assets                                                   1,213,104          549,564
                                                                          -----------      -----------
           Total current assets                                            43,284,774       38,859,064
Property and equipment, net                                                 3,921,308        3,356,835
Other assets, net                                                              97,745          358,001
Goodwill                                                                                       248,834
                                                                          -----------      -----------
           Total assets                                                   $47,303,827      $42,822,734
                                                                          ===========      ===========
                      Liabilities and Stockholders' Equity
Current liabilities
     Accounts payable                                                     $ 3,461,353      $ 3,014,038
     Accrued compensation and benefits                                        796,285          586,795
     Other accrued expenses                                                   466,759          675,380
     Borrowings under revolving credit facility                            16,784,781       16,657,882
                                                                          -----------      -----------
           Total current liabilities                                       21,509,178       20,934,095
Pension liability                                                             517,147          514,572
Deferred income taxes                                                         250,532           14,643
                                                                          -----------      -----------
                   Total liabilities                                       22,276,857       21,463,310
                                                                          -----------      -----------
Commitments and contingencies
Stockholders' equity
    Preferred stock, $.01 par; 1,500,000 shares
        Authorized; none issued
    Common stock, $.01 par; 10,000,000 shares authorized;
        3,273,925 and 2,969,107 shares issued and outstanding                  32,739           29,691
        at January 31, 2004 and 2003, respectively
    Additional paid-in capital                                             11,862,461        8,762,673
    Retained earnings                                                      13,131,770       12,567,060
                                                                          -----------      -----------
    Total  stockholders' equity                                            25,026,970       21,359,424
                                                                          -----------      -----------
           Total liabilities and stockholders' equity                     $47,303,827      $42,822,734
                                                                          ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                            Lakeland Industries, Inc.
                                and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME

                                                Fiscal years ended January 31,
                                          2004               2003               2002
                                      ------------       ------------       ------------
Net sales                             $ 89,717,162       $ 77,825,717       $ 76,431,245
Cost of goods sold                      71,740,876         62,866,550         63,293,922
                                      ------------       ------------       ------------
      Gross profit                      17,976,286         14,959,167         13,137,323
                                      ------------       ------------       ------------
Operating expenses
    Selling and shipping                 7,342,017          6,337,726          5,414,400
    General and administrative           4,596,437          4,262,707          4,133,790
    Impairment of goodwill                 248,834                -0-                 -0
                                      ------------       ------------       ------------

       Total operating expenses         12,187,288         10,600,433          9,548,190
                                      ------------       ------------       ------------

       Operating profit                  5,788,998          4,358,734          3,589,133
                                      ------------       ------------       ------------

Other income (expense)
   Interest expense                       (534,540)          (642,595)          (881,948)
   Interest income                          18,976             20,245             17,311
   Other income - net                       24,064             39,555             91,040
                                      ------------       ------------       ------------

      Total other expense                 (491,500)          (582,795)          (773,597)
                                      ------------       ------------       ------------

      Income before income taxes         5,297,498          3,775,939          2,815,536

Income tax expense                       1,659,064          1,171,881            846,000
                                      ------------       ------------       ------------


      Net income                      $  3,638,434       $  2,604,058       $  1,969,536
                                      ============       ============       ============

Net income per common share

    Basic                             $       1.11       $        .80       $        .61
                                      ============       ============       ============

    Diluted                           $       1.11       $        .80       $        .61
                                      ============       ============       ============

Weighted average common shares
outstanding

    Basic                                3,268,551          3,261,116          3,222,956
                                      ============       ============       ============

    Diluted                              3,275,501          3,269,039          3,247,290
                                      ============       ============       ============

   The accompanying notes are an integral part of these financial statements.

                            Lakeland Industries, Inc.
                                and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

               Fiscal years ended January 31, 2004, 2003 and 2002

                                          Common stock           Additional
                                     ----------------------        paid-in          Retained
                                      Shares        Amount         Capital          Earnings            Total
                                     ---------      -------      -----------      ------------       -----------
Balance, January 31, 2001            2,646,000      $26,460      $ 6,140,221      $ 10,369,831       $16,536,512
Net income                                                                           1,969,536         1,969,536
Exercise of stock options               38,600          386          125,864                             126,250
Stock option income tax benefit                                       94,656                              94,656
                                     ---------      -------      -----------      ------------       -----------

Balance, January 31, 2002            2,684,600       26,846        6,360,741        12,339,367        18,726,954
Net income                                                                           2,604,058         2,604,058
Exercise of  stock options              10,100          101           28,311                              28,412
10% stock dividend                     274,407        2,744        2,373,621        (2,376,365)               --
                                     ---------      -------      -----------      ------------       -----------

Balance, January 31, 2003            2,969,107       29,691        8,762,673        12,567,060        21,359,424
Net income                                                                           3,638,434         3,638,434
Exercise of stock options               10,400          104           29,008                              29,112
10% stock dividend                     294,418        2,944        3,070,780        (3,073,724)               --
                                     ---------      -------      -----------      ------------       -----------

Balance, January 31, 2004            3,273,925      $32,739      $11,862,461      $ 13,131,770       $25,026,970
                                     ---------      -------      -----------      ------------       -----------

   The accompanying notes are an integral part of these financial statements.

                            Lakeland Industries, Inc.
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Fiscal year ended January 31,
                                                             2004              2003              2002
                                                         -----------       -----------       -----------
Cash flows from operating activities
Net income                                               $ 3,638,434       $ 2,604,058       $ 1,969,536
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
       Deferred income taxes                                 446,750          (401,490)          (19,000)
       Depreciation and amortization                         803,234           595,384           689,969
       Impairment of goodwill                                248,834                --                --
       Stock option income tax benefit                            --                --            94,656
       (Increase) decrease in operating assets
          Accounts receivable                             (2,206,132)         (763,450)        1,257,550
          Inventories                                       (795,763)        1,059,106        (3,819,067)
          Prepaid income taxes and other
              current assets                                (663,540)          216,739           355,587
          Other assets                                       260,256            47,365           (80,832)
       Increase (decrease) in operating liabilities
          Accounts payable                                   447,315        (1,913,434)       (1,731,074)
          Accrued expenses and other liabilities               3,444           355,724           312,638
                                                         -----------       -----------       -----------
       Net cash provided by (used in)
          operating activities                             2,182,832         1,800,002          (970,037)
                                                         -----------       -----------       -----------
Cash flows from investing activities
    Purchases of property and equipment                   (1,367,707)       (1,733,759)         (831,919)
                                                         -----------       -----------       -----------
       Net cash used in investing activities              (1,367,707)       (1,733,759)         (831,919)
                                                         -----------       -----------       -----------
Cash flows from financing activities
       Borrowings from related party to finance
          construction of a building                                           168,099
       Net borrowings (payments) under credit
          agreements                                         126,899          (549,254)        2,772,513
       Proceeds from exercise of stock options                29,112            28,412           126,250
       Payment of deferred financing costs                        --                --          (120,750)
                                                         -----------       -----------       -----------
       Net cash provided by (used in) financing              156,011          (352,743)        2,778,013
       activities                                        -----------       -----------       -----------
       Net increase (decrease) in cash and cash              971,136          (286,500)          976,057
       equivalents
Cash and cash equivalents at beginning of year             1,474,135         1,760,635           784,578
                                                         -----------       -----------       -----------

Cash and cash equivalents at end of year                 $ 2,445,271       $ 1,474,135       $ 1,760,635
                                                         ===========       ===========       ===========

See notes for Supplemental Cash Flow information.

The accompanying notes are an integral part of these financial statements

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 2004, 2003 and 2002

1. - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

      Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing market. The principal market for the company's products is in the United States. No customer accounted for more than 10% of net sales during the fiscal years ended January 31, 2004, 2003 and 2002.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laidlaw, Adams & Peck, Inc. and Subsidiary (MeiYang Protective Products Co. Ltd., a Chinese corporation), Lakeland Protective Wear, Inc. (a Canadian corporation), Weifang Lakeland Safety Products Co., Ltd. (a Chinese corporation), Qing Dao Maytung Healthcare Co., Ltd. (a Chinese corporation, formed), Lakeland Industries Europe Ltd. (a British corporation) and Lakeland de Mexico S.A. de C.V. (a Mexican corporation). All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

      The Company derives its sales primarily from its limited use/disposable protective clothing and secondarily from its sales of high-end chemical protective suits, fire fighting and heat protective apparel, gloves and arm guards, and reusable woven garments. Sales are recognized when goods are shipped at which time title and the risk of loss passes to the customer. Sales are reduced for sales returns and allowances. Payment terms are generally net 30 days for United States sales and net 90 days for international sales. Domestic and international sales are as follows:

                                            Fiscal Years Ended January 31,
                              2004                         2003                         2002
                              ----                         ----                         ----
Domestic           $81,763,000       91.1%      $72,126,000       92.7%      $71,962,000       94.2%
International        7,954,000        8.9%        5,700,000        7.3%        4,469,000        5.8%
                   -----------    -------       -----------    -------       -----------    -------

Total              $89,717,000        100%      $77,826,000        100%      $76,431,000        100%
                   ===========    =======       ===========    =======       ===========    =======

Inventories

      Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in first-out basis) or market. Provision is made for slow-moving, obsolete or unusable inventory.

Property and Equipment

      Property and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, on a straight-line basis. Leasehold improvements and leasehold costs are amortized over the term of the lease or service lives of the improvements, whichever is shorter. The costs of additions and improvements which substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the account and the gain or loss on disposition is reflected in operating income.

Goodwill

      On February 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which provides that goodwill and other intangible assets will no longer be amortized, but are assessed for impairment annually and upon occurrence of an event that indicates impairment may have occurred. Goodwill impairment is evaluated, utilizing a two-step process as required by SFAS No. 142. Factors that the Company considers important that could identify a potential impairment include: significant under performance relative to expected historical or projected future operating results; significant changes in the overall business strategy; and significant negative industry or economic trends. When the Company determines that the carrying value of intangibles and goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company measures any potential impairment based on a projected discounted cash flow method. Estimating future cash flows requires the Company's management to make projections that can differ materially from actual results.

      In fiscal 2004, as a result of the Company's decision to move a portion of our reusable woven garment assembly from the United States to China, the Company reviewed this portion of its business for impairment. The impairment was calculated based on estimating the fair value utilizing a discounted cash flow analysis, resulting in an impairment of $0.2 million in fiscal 2004. The Company has no remaining goodwill recorded at January 31, 2004.

      In fiscal 2003, the Company ceased amortization of goodwill. Had this pronouncement been retroactively applied net income would have increased approximately $12,000 net of tax in 2002 and diluted earnings per share would have increased by less than one cent per share in 2002.

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         January 31, 2004, 2003 and 2002

1. (continued)

Stock-Based Compensation

      The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123"). In compliance with SFAS 123, the company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its employee stock-based compensation plans. The Company has also adopted the disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." This pronouncement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123, the effect on the Company's net income and earnings per share as reported would be reduced for the years ended January 31, 2004, 2003 and 2002 to the pro forma amounts indicated below:

                                                          2004               2003               2002
                                                     -------------      -------------      -------------
      Net income
           As reported                               $   3,638,434      $   2,604,058      $   1,969,536
      Less:
      Option expense based on fair value method             28,344                 --              3,930
           Pro forma                                 $   3,610,090      $   2,604,058      $   1,965,606
                                                     =============      =============      =============
      Basic earnings per common share
           As reported                               $        1.11      $         .80      $         .61
           Pro forma                                 $        1.10      $         .80      $         .61
      Diluted earnings per common share
           As reported                               $        1.11      $         .80      $         .60
           Pro forma                                 $        1.10      $         .80      $         .60

      The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended January 31, 2004 and 2002: expected volatility of 57% and 57%, respectively; risk-free interest rate of 3.25 % and 5%, respectively; expected dividend yield of 0.0%; and expected life of six years. All stock-based awards were fully vested at January 31, 2004 and 2003 and 7,000 new option grants were made during the year ended January 31, 2004. No options were granted in 2003. Earnings per share have been adjusted to reflect the 10% stock dividends to stockholders of record as of July 31, 2003 and 2002.

Allowance for Doubtful Accounts

      The Company establishes an allowance for doubtful accounts to provide for accounts receivable that may not be collectible. In establishing the allowance for doubtful accounts, the Company analyzes the collectibility of individual large or past due accounts customer-by-customer. The Company establishes reserves for accounts that it determines to be doubtful of collection.

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         January 31, 2004, 2003 and 2002

1. (continued)

Shipping and Handling Costs

      The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with outbound freight are included in selling and shipping expenses and aggregated approximately $2,394,000, $1,835,000 and $1,532,000 in the fiscal years ended January 31, 2004, 2003 and 2002, respectively.

Research and Development Costs

      Research and development costs are expensed as incurred and included in general and administrative expenses. Research and development expenses aggregated approximately $82,000, $164,000, and $378,000 in the fiscal years ended January 31, 2004, 2003 and 2002, respectively, paid to contractors for development of new raw materials.

Income Taxes

      The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of preparing the consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carryforwards and tax credits, are recorded as deferred tax assets or liabilities on the Company's balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines that it may not be able to realize all or part of our deferred tax asset in the future, or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to income in the period of such determination.

Earnings Per Share

      Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share are based on the weighted average number of common and common stock equivalents. The common stock equivalents for the years ended January 31, 2004, 2003 and 2002 were 6,950, 7,923, and 24,334 respectively, representing the dilutive effect of stock options. The diluted earnings per share calculation takes into account the shares that may be issued upon exercise of stock options, reduced by shares that may be repurchased with the funds received from the exercise, based on the average price during the fiscal year (as adjusted for the 10% stock dividend to holders of record July 31, 2003 and 2002). Options to purchase 1,100, and 1,000, shares of the Company's common stock have been excluded from the computation of diluted earnings per share in 2003 and 2002, respectively, as their inclusion would have been anti-dilutive.

Advertising Costs

      Advertising costs are expensed as incurred.

                            Lakeland Industries, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                         January 31, 2004, 2003 and 2002

1. (continued)

Statement of Cash Flows

      The Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds. The market value of the cash equivalents approximates cost. Foreign denominated cash and cash equivalents were approximately $2,012,000 and $1,011,000 at January 31, 2004 and 2003, respectively.

      Supplemental cash flow information for the years ended January 31 is as follows:

                                        2004          2003          2002
                                    ----------      --------      --------
      Interest paid                 $  534,540      $642,595      $881,934
      Income taxes paid              1,303,513       895,401       606,700

Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade receivables. Concentration of credit risk with respect to these receivables is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited.

Foreign Operations and Foreign Currency Translation

      The Company maintains manufacturing operations and uses independent contractors in Mexico and the People's Republic of China. It also maintains a sales and distribution entity located in Canada and the U.K. The Company is vulnerable to currency risks in these countries. The functional currency of foreign subsidiaries is the U.S. dollar.

      The monetary assets and liabilities of the Company's foreign operations are translated into U.S. dollars at current exchange rates, while non-monetary items are translated at historical rates. Revenues and expenses are generally translated at average exchange rates for the year. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and aggregated approximately $29,000, $95,000, and $129,000 for the fiscal years ended January 31, 2004, 2003 and 2002, respectively.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include the allowance for doubtful accounts and inventory reserves. It is reasonably possible that events could occur during the upcoming year that could change such estimates.

                            Lakeland Industries, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                         January 31, 2004, 2003 and 2002

1. (continued)

Fair value of Financial Instruments

      The Company's principal financial instrument consists of its outstanding revolving credit facility and term loan. The Company believes that the carrying amount of such debt approximates the fair value as the variable interest rates approximate the current prevailing interest rate.

Effects of Recent Accounting Pronouncements

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments that were accounted for as equity under previous guidance, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 in July 1, 2003 did not have any impact on our consolidated financial statements for the year ended and at January 31, 2004.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees, including indemnifications. It requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee if that amount is reasonably estimable, and must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability are to be applied on a prospective basis to guarantees issued or modified on or after January 1, 2003. Our initial adoption of this statement on January 1, 2003 did not have an impact on its results of operations, financial position, or cash flows.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities ("VIE"), in which an investor is subject to a majority of the risk of loss from the VIE's activities, or is entitled to receive a majority of the VIE's residual returns. This interpretation also provides guidance with respect to the disclosure of VIEs in which an investor maintains an interest but is not required to consolidate. The provisions of the interpretation are effective immediately for all VIEs created after January 31, 2003, or in which we obtain an interest after that date. In October 2003, the FASB issued a revision to this pronoucement, FIN 46R which clarified certain provisions and modified the effective date from July 1, 2003 to December 31, 2003 for variable interest entities created before February 1, 2003. We believe that the adoption of this pronouncement will have no impact on our financial position or results of operations.

      In December 2003, the FASB issued a revised FAS No. 132, Employers Disclosures about Pensions and Other Postretirement benefits, to improve financial statement disclosures for defined benefit plans. The company has adopted FAS No. 132, which includes new disclosure requirements, which have been included in note 7, Benefit Plans.

2 -INVENTORIES

      Inventories consist of the following at January 31:

                                              2004                 2003
                                          -----------          -----------
      Raw materials                       $10,868,816          $ 7,839,144
      Work-in-process                       2,279,444            1,656,942
      Finished goods                       13,117,547           15,973,958
                                          -----------          -----------
                                          $26,265,807          $25,470,044
                                          -----------          -----------

                            Lakeland Industries, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                         January 31, 2004, 2003 and 2002

3 -PROPERTY, PLANT AND EQUIPMENT

      Property and equipment consist of the following at January 31:

                                                             Useful life
                                                               in years                2004              2003
                                                             -----------            ----------        ----------
      Machinery and equipment                                  3 - 10                5,819,322       $ 4,815,225
      Furniture and fixtures                                   3 - 10                  205,216           176,073
      Leasehold improvements                                 Lease term                802,318           778,514
      Building  ( in China)                                      20                  1,605,737         1,295,074
                                                                                   -----------       -----------
                                                                                     8,432,593         7,064,886
      Less accumulated depreciation and amortization                               (4,511,285)        (3,708,051)
                                                                                   -----------       -----------
                                                                                   $ 3,921,308       $ 3,356,835
                                                                                   ===========       ===========

      Depreciation expense incurred in fiscal 2004, 2003 and 2002 amounted to $803,234, $595,384, and $689,969, respectively. Net fixed assets in China were approximately $1.9 million, $1.4 million and $0.2 million as of January 31, 2004, 2003 and 2002, respectively. Net fixed assets in Mexico were approximately $168,000, $208,000 and $121,000 at January 31, 2004, 2003 and 2002,
respectively.

4 -LONG-TERM DEBT

      Long-term debt consists of the following at January 31:

                                                2004               2003
                                            -----------        -----------
      Revolving credit facility             $16,784,781        $16,478,781
      Term loan                                     -0-            179,101
                                            -----------        -----------
                                             16,784,781         16,657,882
      Less current portion                   16,784,781         16,657,882
                                            -----------        -----------
      Long-term debt                        $        -0-       $        -0-
                                            ===========        ===========

                            Lakeland Industries, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                         January 31, 2004, 2003 and 2002

4. (continued)

Revolving Credit Facility

      The Company's agreement with its lending institution, as amended, provides the Company with a revolving credit facility of $18 million. This credit facility, which is subject to a borrowing base based on a percentage of eligible accounts receivable and inventory as defined, bears interest at LIBOR plus 2% (3.10% at January 31, 2004) and pursuant to an amendment dated July 19, 2003 expires on July 31, 2004. The agreement was amended on March 9, 2001 to (i) extend the maturity date to October 31, 2001, (ii) modify the interest rate, and
(iii) modify certain financial covenants. The agreement was amended on July 12, 2001 to (i) extend the maturity date to July 31, 2002, (ii) increase the amount available under the revolving line of credit from $14 million to a percentage of eligible accounts receivable and inventory as defined, up to a maximum of $18 million, (iii) modify the interest rate, and (iv) modify a certain financial covenant. The maximum amounts borrowed under the credit facility during the fiscal years ended January 31, 2004, 2003 and 2002 were $18,000,000, $18,000,000, and $17,702,000 respectively, and the average interest rates during the periods were 3.20%, 3.73% and 5.93%, respectively. At January 31, 2004, the Company had approximately $1,215,000 in availability under the agreement.

      In January 2004, the Company entered into a new 3-year $3 million revolving credit facility which expires on January 21, 2007. Availability under this facility decreases from $3 million by $83,333 each month over the 3-year term and is also subject to the borrowing base limitation discussed above in connection with the $18 million revolving credit facility. Borrowings under this revolving credit facility bear interest at LIBOR plus 2.5%. The Company did not have any borrowings outstanding under this facility at January 31, 2004.

Term Loan

      In November 1999, the Company entered into a $3,000,000, five-year term loan which was paid in full in March 2003.

      The credit facility is and the term loan was collateralized by substantially all of the assets of the Company. The credit facility and term loan contain financial covenants, including, but not limited to, minimum levels of earnings and maintenance of minimum tangible net worth and other certain ratios at all times. The fees incurred by the Company related to the credit facility amounted to $63,000, $63,000, and $107,000 during fiscal 2004, 2003 and 2002, respectively.

5. - STOCKHOLDERS' EQUITY AND STOCK OPTIONS

      The Non-employee Directors' Option Plan (the "Directors' Plan") provides for an automatic one-time grant of options to purchase 5,000 shares of common stock to each non-employee director elected or appointed to the Board of Directors. Under the Directors' Plan, 60,000 shares of common stock have been authorized for issuance. Options are granted at not less than fair market value, become exercisable commencing six months from the date of grant and expire six years from the date of grant. In addition, all non-employee directors re-elected to the Company's Board of Directors at any annual meeting of the stockholders will automatically be granted additional options to purchase 1,000 shares of common stock on each of such dates.

      The Company's 1986 Incentive and Non-statutory Stock Option Plan (the "Plan") provides for the granting of incentive stock options and non-statutory options. The Plan provides for the grant of options to key employees to purchase up to 400,000 shares of the Company's common stock, upon terms and conditions determined by a committee of the Board of Directors, which administers the plan. Options are granted at not less than fair market value (110 percent of fair market value as to incentive stock options granted to ten percent stockholders) and are exercisable over a period not to exceed ten years (five years as to incentive stock options granted to ten percent stockholders).

                            Lakeland Industries, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                         January 31, 2004, 2003 and 2002

      5. (continued)

      Additional information with respect to the Company's plans for the fiscal years ended January 31, 2004, 2003 and 2002 is summarized as follows:

                                                                            2004
                                                       -----------------------------------------------
                                                          Directors' Plan                 Plan

                                                       -----------------------------------------------
                                                                    Weighted-                Weighted-
                                                       Number        average      Number      average
                                                         of         exercise        of       exercise
                                                       shares         price       shares       price
                                                       ------       ---------     ------     ---------
    Shares under option
        Outstanding at beginning of year                 9,900       $ 4.71        4,455       $1.86
           10% stock dividend                            1,140                       445
           Granted                                       7,000         8.74
           Exercised                                    (5,500)                   (4,900)
                                                      --------                   -------
        Outstanding and exercisable at end of year      12,540         7.70            0
                                                      ========                   =======

    Weighted-average remaining contractual
        life of options outstanding                   4.25 years

    Weighted-average fair value per shares of
        options granted during 2004                                     $7.70

                                                                             2003
                                                       -----------------------------------------------
                                                          Directors' Plan                Plan

                                                       -----------------------------------------------
                                                                    Weighted-                Weighted-
                                                       Number        average      Number      average
                                                         of         exercise        of       exercise
                                                       shares         price       shares       price
                                                       ------       ---------     ------     ---------
    Shares under option
        Outstanding at beginning of year                 9,000        $5.48       13,900       $2.70
           10% stock dividend                              900                       655
            exercised                                        0                   (10,100)
                                                      --------                   -------

        Outstanding and exercisable at end of year       9,900         4.71        4,455        1.86
                                                      ========                   =======

    Weighted-average remaining contractual
        life of options outstanding                  1.5 years                   1 year

                            Lakeland Industries, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                         January 31, 2004, 2003 and 2002

      5. (continued)

                                                                             2002
                                                       -----------------------------------------------
                                                          Directors' Plan                Plan

                                                       -----------------------------------------------
                                                                    Weighted-                Weighted-
                                                       Number        average      Number      average
                                                         of         exercise        of       exercise
                                                       shares         price       shares       price
                                                       ------       ---------     ------     ---------
   Shares under option
       Outstanding at beginning of year                  8,000        $5.53       52,500       $3.06
          Granted                                        1,000         6.69
          Exercised                                                              (38,600)       3.27
                                                      --------                   -------
       Outstanding and exercisable at end of year        9,000         5.48       13,900        2.70
                                                      ========                   =======

       Weighted-average remaining
         contractual life of options outstanding     2.7 years                 2.5 years

       Weighted-average fair value per shares
       of options granted during 2002                                 $6.69

      Summarized information about stock options outstanding under the two plans at January 31, 2003 is as follows (as adjusted for the 10% stock dividends):

                                            Options outstanding and exercisable
                            ---------------------------------------------------------------------
                                                          Weighted-
                                    Number                 Average
                                 Outstanding              Remaining              Weighted-
    Range of                          At                 Contractual              Average
    Exercise prices            January 31, 2004         Life in years         Exercise price
    ---------------            ----------------         -------------         --------------
    $4.91-$5.53                       3,630                 3.00                   $5.11
    $8.74-$8.88                       8,910                  5.5                    8.76
                                     ------
                                     12,540                 4.25                    7.70
                                     ======

6. - INCOME TAXES

      The provision for income taxes is based on the following pre-tax income:

          Domestic                   $3,292,770            $2,905,060          $1,881,965
          Foreign                     2,004,728               870,879             933,571
          Total                      $5,297,498            $3,775,939          $2,815,536
                                     ----------            ----------          ----------

      The provision for income taxes is summarized as follows:

                                        Year ended January 31,
                                 2004             2003            2002
                              ----------      -----------       ---------
      Current
           Federal            $  699,069      $ 1,273,371       $ 719,000
           State                  99,324          163,984          78,000
           Foreign               413,921          136,016          68,000
                              ----------      -----------       ---------
                               1,212,314        1,573,371         865,000
      Domestic                   446,750         (401,490)        (19,000)
           deferred           ----------      -----------       ---------

                              $1,659,064      $ 1,171,881       $ 846,000
                              ==========      ===========       =========

      The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

                                                                Year ended January 31,
                                                          ----------------------------------
                                                           2004          2003          2002
                                                          ------        ------        ------
      Statutory rate                                        34.0%         34.0%         34.0%
      State income taxes, net of Federal tax benefit         1.7%          2.3%          1.6
      Nondeductible expenses                                  .6%           --            .6
      Taxes on foreign income which differ from
          the statutory rate                                (3.2%)        (4.7%)        (5.6)

      Other                                                 (1.8%)         (.6%)       (.6)_
                                                          ------        ------        ------
      Effective rate                                        31.3%         31.0%         30.0%
                                                          ------        ------        ------

      The tax effects of temporary differences which give rise to deferred tax assets at January 31, 2003 and 2002 are summarized as follows:

                                                          January 31,
                                                      2004            2003
      Deferred tax assets
          Inventories                               $639,156      $  505,680
      Net operating loss carry forward -
          foreign subsidiary                               0         123,810
      Accounts receivable                            122,740         130,340
      Accrued compensation and other                  28,376         241,303
                                                    --------      ----------

                Gross deferred tax assets            790,272       1,001,133
                                                    --------      ----------

      Deferred tax liabilities
          Depreciation and other                     250,532          14,643
                                                    --------      ----------

                Gross deferred tax liabilities       250,532          14,643
                                                    --------      ----------
                Net deferred tax asset              $539,740      $  986,490
                                                    ========      ==========

                            Lakeland Industries, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                         January 31, 2004, 2003 and 2002

7. - BENEFIT PLANS

      Defined Benefit Plan

      The Company has a frozen defined benefit pension plan that covers former employees of an acquired entity. The Company's funding policy is to contribute annually the recommended amount based on computations made by its consulting actuary as of January 31, 2004 and 2003.

The following table sets forth the plan's funded status for the fiscal year ended January 31:

                                                                     2004              2003
                                                                 -----------       -----------
      Change in benefit obligation
          Projected benefit obligation at beginning of year      $ 1,159,088       $   998,058
          Interest cost                                               76,727            73,635
          Actuarial (gain) loss                                        3,819           130,639
          Benefits paid                                              (44,779)          (43,244)
                                                                 -----------       -----------

          Projected benefit obligation at end of year            $ 1,194,855       $ 1,159,088
                                                                 ===========       ===========

      Change in plan assets
          Fair value of plan assets at beginning of year         $   633,404       $   568,057
          Actual return on plan assets                               366,369            86,591
          Employer contributions                                      34,000            22,000
          Benefits paid                                              (44,779)          (43,244)
                                                                 -----------       -----------

          Fair value of plan assets at end of year               $   988,994       $   633,404
                                                                 ===========       ===========
      Funded status
          Pension Liability                                          205,861           525,684
          Unrecognized net gain                                      321,514             8,971
          Unrecognized net transition liability                      (10,228)          (20,083)
                                                                 -----------       -----------
          Accrued pension cost                                   $   517,147       $   514,572
                                                                 ===========       ===========

      The components of net periodic pension cost for the fiscal years ended January 31 are summarized as follows:

                                            2004           2003           2002
                                         ---------       --------       --------
      Interest cost                      $  76,727       $ 73,233       $ 75,889
      Actual return on plan assets        (366,369)       (86,591)       (89,707)
      Net amortization and deferral        326,217         52,178         61,230
                                         ---------       --------       --------

      Net periodic pension cost          $  36,575       $ 38,820       $ 47,412
                                         =========       ========       ========

      An assumed discount rate of 6.75%, 6.75% and 7.5% was used in determining the actuarial present value of benefit obligations for the years ended January 31, 2004, 2003 and 2002, respectively. The expected long-term rate of return on plan assets was 8% for all periods presented. At January 31, 2004 and 2003, approximately 33.9% and 35.7%of the plan's assets were held in mutual funds invested primarily in equity securities, 64.5% and 62.2%were invested in equity securities and debt instruments and 1.6% and 2.1% were invested in money market and other instruments, respectively.

                            Lakeland Industries, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                         January 31, 2004, 2003 and 2002

      7. (continued)

      The Company's policy is to hold no more than 50% of its pension assets in broadly held mutual funds which invest in a wide range of securities as well as money market funds, with the remainder of the plan assets invested in equity securities and debt instruments. The Company has utilized and expected long-term rate of return of 8% which it deems appropriate as a result of the fact that the actual rate of return on investments has not been less that 8% in the past 4 years. The Company does not expect its contributions for 2005 to exceed $50,000.

Defined Contribution Plan

      Pursuant to the terms of the Company's 401(k) plan, substantially all U.S. employees over 21 years of age with a minimum period of service are eligible to participate. The 401(k) plan is administered by the Company and provides for voluntary employee contributions ranging from 1% to 15% of the employee's compensation. The Company made discretionary contributions of $100,033, $88,901 and $81,225 in the fiscal years ended January 31, 2004, 2003 and 2002, respectively.

8. - MAJOR SUPPLIER

      The Company purchased approximately 77.4%, 76.3% and 82.7% of its raw materials from one supplier under licensing agreements for the fiscal years ended January 31, 2004, 2003 and 2002, respectively. The Company expects this relationship to continue for the foreseeable future. If required similar raw materials could be purchased from other sources; although, the Company's competitive position in the marketplace could be affected.

9. - COMMITMENTS AND CONTINGENCIES

      Employment Contracts

      The Company has employment contracts with four principal officers and the Chairman of the Board of Directors, expiring through January 2007. Such contracts are automatically renewable for two, one year terms unless 30 to 120 days notice is given by either party. Pursuant to such contracts, the Company is committed to aggregate annual base remuneration of $1,015,000 and $1,095,000 for the fiscal years ended January 31, 2005 and 2006.

      Leases

      POMS Holding Co. ("POMS"), a partnership consisting of three directors and one officer of Lakeland, who own 55% of the entity, and six non-affiliates, was formed to lease both land and building to the Company because bank financing was unavailable. POMS presently leases to the Company a 91,788 square foot disposable garment manufacturing facility in Decatur, Alabama. 20% of this space is highly improved office space. Under a lease effective September 1, 1999 and expiring on August 31, 2004, the Company paid an annual rent of $364,900 and is the sole occupant of the facility. This lease was renewed on April 1, 2004 through March 31, 2009 at the same rental rate.

      On June 1, 1999, the Company entered into a five year lease agreement (expiring May 31, 2004) with River Group Holding Co., L.L.C. for a 49,500 sq. ft. warehouse facility located next to the existing facility in Decatur, Alabama. River Group Holding Co., L.L.C. is a limited liability company consisting of five directors and one officer of the Company. The annual rent for this facility is $199,100 and the Company is the sole occupant of the facility. This lease was renewed on April 1, 2004 through March 31, 2009 at the same rental rate.

      On March 1, 1999, the Company entered into a one year (renewable for four additional one year terms) lease agreement with Harvey Pride, Jr., an officer of the Company, for a 2,400 sq. ft. customer service office for $18,000 annually located next to the existing Decatur, Alabama facility mentioned above. This lease was renewed on March 1, 2004 through March 31, 2009 at the same rental rate and terms.

                            Lakeland Industries, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                         January 31, 2004, 2003 and 2002

      9. (continued)

      The Company believes that all rents paid to POMS, River Group Holding Co., L.L.C. and Harvey Pride, Jr. by the Company are comparable to what would be charged by an unrelated party, as three different rent fairness appraisals were performed in 1999, 2002 and 2004. The net rent paid to POMS and River Group Holding Co., L.L.C. by the Company for the year entered January 31, 2004 amounted to $564,000 and the total rent paid to Harvey Pride, Jr. by the Company for use of the customer service office for the year ended January 31, 2004 amounted to $18,000.

      Total rental under all operating leases is summarized as follows:

                                                              Rentals
                                             Gross            paid to
                                            rental            related
                                            expense           parties
                                            -------           -------
Year ended January 31,
         2004                              $944,375          $641,400
         2003                               827,187           641,400
         2002                               858,429           611,700

      Minimum annual rental commitments for the remaining term of the Company's non-cancelable operating leases relating to manufacturing facilities, office space and equipment rentals at January 31, 2004 including lease renewals subsequent to year-end, are summarized as follows:

     Year ending January 31,
              2005                          $  878,000
              2006                             839,000
              2007                             784,000
              2008                             697,000
              2009                             582,000
                                            ----------
                                            $3,780,000
                                            ==========

      Certain leases require additional payments based upon increases in property taxes and other expenses.

      Litigation

      The Company is involved in various litigation arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company's financial position, results of operations, or cash flows.

10. OTHER RELATED PARTY TRANSACTIONS

      In 1997, An Qui Holding Co., L.L.C., or An Qui, a limited liability company whose members include the Company, five directors and one officer of the Company, provided financing for the construction of a 46,000 square foot building in An Qui City, China and the lease of the real property underlying the building for 50 years from the Chinese government to Weifang Lakeland Safety Product Co., Ltd., or Weifang, one of the Company's subsidiaries. In connection with the financing, Weifang agreed to make annual payments to An Qui and to allocate a portion of the proceeds from any sale of the property to An Qui. In 2002, An Qui relinquished its rights to the annual payments and to its rights to proceeds from the sale of the property in exchange for the amount of $406,185 (net of expenses). Weifang paid $222,645, $89,000 and $94,400 of this amount to An Qui in December 2002, January 2003 and June 2003, respectively. The Company now owns the building.

                            Lakeland Industries, Inc.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                         January 31, 2004, 2003 and 2002

      10. (continued)

      In 2001, An Qui also helped to finance the construction of the Company's facility in Jiaozhou, China through a loan to one of the Company's Chinese subsidiaries. The loan's interest rate was 9% per annum until May 30, 2003, when the rate increased to 10% per annum. On June 19, 2003, the Company repaid this construction loan by paying $168,100 (plus accrued interest) to An Qui and a foreign investor who contributed to the loan.

11. MANUFACTURING SEGMENT DATA

      The Company manages its operations by evaluating its geographic locations. The Company's North American operations include its facilities in Decatur, Alabama (primarily disposables,chemical suit and glove production), Celaya, Mexico (primarily disposable chemical suit and glove production) and St. Joseph, Missouri (primarily woven products). The company also maintains contract manufacturing facilities in China (primarily disposable and chemical suit production). The Company's China facilities and the Decatur, Alabama facility produce the majority of the Company's products. The accounting policies of these operating entities are the same as those described in Note 1. The Company evaluates the performance of these entities based on operating profit which is defined as income before income taxes and other income and expenses. The Company has a small sales force in Canada and Europe who distribute products shipped from the United States, the table below represents information about reported manufacturing segments for the years noted therein:

                                        2004               2003               2002
Net Sales:

     North America                  $ 88,346,362       $ 76,718,179       $ 75,785,190
     China                             4,753,853          3,896,680          4,249,153

     Less intersegment sales          (3,383,053)        (2,789,142)        (3,603,098)
                                    ------------       ------------       ------------
     Consolidated sales             $ 89,717,162       $ 77,825,717       $ 76,431,245
                                    ============       ============       ============

Operating Profit:

     North America                  $  4,721,880       $  3,588,852       $  2,613,800
     China                             1,255,118            963,382          1,181,333

     Less intersegment profit           (188,000)          (193,500)          (206,000)
                                    ------------       ------------       ------------
     Consolidated profit            $  5,788,998       $  4,358,734       $  3,589,133
                                    ============       ============       ============

Identifiable Assets:

     North America                  $ 40,211,021       $ 38,520,608       $ 39,164,386

     China                             7,092,806          4,302,126          3,253,099
                                    ------------       ------------       ------------
     Consolidated assets            $ 47,303,827       $ 42,822,734       $ 42,417,485
                                    ============       ============       ============

Depreciation:

     North America                  $    535,572       $    488,795       $    558,203

     China                               267,662            106,589            131,766
                                    ------------       ------------       ------------
     Consolidated depreciation      $    803,234       $    595,384       $    689,969
                                    ============       ============       ============

12. - UNAUDITED QUARTERLY RESULTS of OPERATIONS (In thousands, except for per share amounts):

Fiscal Year Ended January 31, 2004:        1/31/04       10/31/03        7/31/03       4/30/03
Net Sales                                $  21,270      $  21,332      $  23,290     $  23,825
Cost of Sales                               16,584         16,831         18,597        19,729
                                         ---------      ---------      ---------     ---------
Gross Profit                             $   4,686      $   4,501      $   4,693     $   4,096
                                         =========      =========      =========     =========
Net Income                               $     914      $     870      $     990     $     864
                                         =========      =========      =========     =========
Basic and Diluted income per
common share*:
 Basic (b)                               $    0.28      $    0.27      $    0.30     $    0.29
                                         =========      =========      =========     =========
 Diluted (b)                             $    0.28      $    0.27      $    0.30     $    0.29
                                         =========      =========      =========     =========

Fiscal Year Ended January 31, 2003:        1/31/03       10/31/02        7/31/02       4/30/02
Net Sales                                $  19,684      $  18,535      $  18,964     $  20,643
Cost of Sales(a)                            15,993         15,084         15,321        16,469
                                         ---------      ---------      ---------     ---------
Gross Profit                             $   3,691      $   3,451      $   3,643     $   4,174
                                         =========      =========      =========     =========
Net Income                               $     653      $     496      $     559     $     896
                                         =========      =========      =========     =========
Basic and Diluted income per
common share*:
 Basic (b)                               $    0.20      $    0.15      $    0.17     $    0.27
                                         =========      =========      =========     =========
 Diluted (b)                             $    0.20      $    0.15      $    0.17     $    0.27
                                         =========      =========      =========     =========

(a) During the fourth quarter of fiscal 2003, the Company recorded an additional inventory reserve of $254,000 related to slow moving and obsolete finished goods inventory.

(b) The sum of earnings per share for the four quarters may not equal earnings per share for the full year due to changes in the average number of common shares outstanding.

*Adjusted, retroactively, for the 10% stock dividends to shareholders of records on July 31, 2003 and 2002.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Column A                     Column B              Column C           Column D      Column E
            --------------------               --------      -----------------------    --------      --------
                                                                    Additions
                                               Balance at    Charge to    Charged to                 Balance at
                                               Beginning     costs and      other                      end of
                                               of period     expenses      accounts     Deductions     period
                                               ---------     --------      --------     ----------     ------
Year ended January 31, 2004
    Allowance for doubtful
      account (a)                               $343,000     $     --                    $ 20,000     $323,000
                                                ========     ========                    ========     ========
    Allowance for slow moving inventory         $354,000     $ 63,000                          --     $417,000
                                                ========     ========                    ========     ========

Year ended January 31, 2003
    Allowance for doubtful
       account (a)                              $221,000     $369,717                    $247,717     $343,000
                                                ========     ========                    ========     ========

    Allowance for slow moving inventory         $100,000     $254,000                                 $354,000
                                                ========     ========                    ========     ========
Year ended January 31, 2002
    Allowance for doubtful
       account (a)                              $221,000     $ 83,965                    $ 83,965     $221,000
                                                ========     ========                    ========     ========
    Allowance for slow moving inventory         $100,000                                              $100,000
                                                ========     ========                    ========     ========

----------
(a)   Deducted from accounts receivable.

(b)   Uncollectible accounts receivable charged against allowance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

            (a) The Company's chief executive officer and principal accounting officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

            (b) During the quarter ended January 31, 2004, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during 2004.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following is a list of the names and ages of all of our directors and executive officers, indicating all positions and offices they hold with us as of April 28, 2004. Our directors hold office for a three-year term and until their successors have been elected and qualified. Our executive officers hold office for one year or until their successors are elected by our board of directors.

Name                                                     Age                      Position
----                                                     ---                      --------
Raymond J. Smith..................................       65      Chairman of the Board of Directors
Christopher J. Ryan...............................       52      Chief Executive Officer, President,  Secretary,
                                                                 General Counsel and Director
Harvey Pride, Jr. ................................       57      Vice President - Manufacturing
James M. McCormick................................       56      Chief Financial Officer and Treasurer
Paul C. Smith.....................................       37      Vice President
John J. Collins...................................       61      Director
Eric O. Hallman...................................       60      Director
Walter J. Raleigh.................................       76      Director
Michael E. Cirenza................................       48      Director

      Raymond J. Smith, one of our co-founders, has been Chairman of our board of directors since our incorporation in 1982 and was President from 1982 to January 31, 2004. Mr. Smith's term as a director will expire at our annual meeting of stockholders in June 2004.

      Christopher J. Ryan has served as our Chief Executive Officer since April 2004, and President since February 1, 2004, Secretary since April 1991, General Counsel since February 2000 and a director since May 1986. Mr. Ryan was our Executive Vice President - Finance from May 1986 until becoming our President on February 1, 2004. From October 1989 until February 1991, Mr. Ryan was employed by Sands Brothers and Rodman & Renshaw, Inc., both investment banking firms. Prior to that, he was an independent consultant with Laidlaw Holding Co., Inc., an investment banking firm, from January 1989 until September 1989. From February 1987 to January 1989, Mr. Ryan was employed as the Managing Director of Corporate Finance for Brean Murray, Foster Securities, Inc. He was employed from June 1985 to March 1986 as a Senior Vice President with the investment banking firm of Laidlaw Adams Peck, Inc., a predecessor firm to Laidlaw Holdings, Inc. Mr. Ryan has served as one of our directors since 1986 and his term as a director will expire at our annual meeting of stockholders in June 2005.

      Harvey Pride, Jr. has been our Vice President of manufacturing since May 1986. He was Vice President of Ryland (our former subsidiary) from May 1982 to June 1986 and President of Ryland until its merger into Lakeland on January 31, 1990.

      James M. McCormick was our Vice President and Treasurer from May 1986 to August 2003 and is presently Chief Financial Officer and Treasurer. Mr McCormick has been our Chief Financial Officer since April 2004. Between January 1986 and May 1986 Mr. McCormick was our Controller.

      Paul C. Smith, son of Raymond J. Smith, has served as Vice President since February 1, 2004. Prior to that, Mr. Smith was our Northeast Regional Sales Manager since September 1998. From April 1994 until September 1998, Mr. Smith was a sales representative for the Metropolitan Merchandising and Sales Co.

      John J. Collins, Jr. was Executive Vice President of Chapdelaine GSI, a government securities firm, from 1977 to January 1987. He was Senior Vice President of Liberty Brokerage, a government securities firm, between January 1987 and November 1998. Presently, Mr. Collins is self employed, managing a direct investment portfolio of small business enterprises for his own accounts. Mr. Collins has served as one of our directors since 1986 and his term as a director will expire at our annual meeting of stockholders in June 2006.

      Eric O. Hallman was President of Naess Hallman Inc., a ship brokering firm, from 1974 to 1991. Mr. Hallman was also affiliated between 1991 and 1992 with Finanshuset (U.S.A.), Inc., a ship brokering and international financial services and consulting concern, and was an officer of Sylvan Lawrence, a real estate development company, between 1992 and 1998. Between 1998 and 2000, Mr. Hallman was President of PREMCO, a real estate management company, and currently is Comptroller of the law firm Murphy, Bartol & O'Brien, LLP. Mr. Hallman has served as one of our directors since our incorporation in 1982 and his term as a director will expire at our annual meeting of stockholders in June 2006.

      Walter J. Raleigh is a director of CMI Industries, Inc., the successor company to Clinton Mills, Inc., and was President of Clinton Mills Sales, Co. Division, N.Y. from 1974 to 1995. Clinton Mills was a textile manufacturer of woven fabrics. Mr. Raleigh retired from Clinton Mills in 1995 and was a Senior Adviser to CMI Industries, Inc. between 1995 and 2000. Mr. Raleigh has served as one of our directors since 1991 and his term as a director will expire at our annual meeting of stockholders in June 2004.

      Michael E. Cirenza has been the Executive Vice President and Chief Financial Officer of Consac Industries, Inc., a manufacturer and distributor of vitamins and nutritional supplements, since September 2002. Mr. Cirenza was the Chief Financial Officer and Chief Operating Officer of Resilien, Inc., an independent distributor of computers, components and peripherals from January 2000 to September 2002. He was an Audit Partner with the international accounting firm of Grant Thornton LLP from August 1993 to January 2000 and an Audit Manager with Grant Thornton LLP from May 1989 to August 1993. Mr. Cirenza was employed by the international accounting firm of Price Waterhouse from July 1980 to May 1989. Mr. Cirenza is a Certified Public Accountant in the State of New York and a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Cirenza has served as one of our directors since June 18, 2003 and his term as a director will expire at our annual meeting of stockholders in 2005.

                             Committees of the Board

      Our board of directors has a designated Audit Committee that reviews the scope and results of the audit and other services performed by our independent accountants. The Audit Committee is comprised solely of independent directors and consists of Messrs. Raleigh, Cirenza, Hallman and Collins. The board of directors has also designated a Compensation Committee that establishes objectives for our senior executive officers, sets the compensation of directors, executive officers and our other employees and is charged with the administration of our employee benefit plans. The Compensation Committee is comprised solely of independent directors and consists of Messrs. Collins, Hallman and Raleigh.

                            Compensation of Directors

      Each non-employee director receives a fee of $3,000 per quarter for attending meetings of our board of directors or committees of our board of directors. Non-employee directors are reimbursed for their reasonable expenses incurred in connection with attendance at or participation in such meetings. In addition, under our 1995 Director Plan, each non-employee director who becomes a director is granted an option to purchase 5,000 shares of our common stock. Messrs. Raleigh, Hallman and Collins were each granted an option to purchase 5,000 shares of our common stock under our previous 1986 Plan at the time of their respective appointments or reelections to the board of directors. Such grants and the terms thereof were renewed on April 18, 1997, May 5, 1996 and May 5, 1996, respectively, in accordance with stockholder approval of the 1995 Director Plan at our 1995 annual meeting of stockholders. Mr. Cirenza received an option to purchase 5,000 shares of our common stock upon his election to our board of directors in June 2003.

Directors who are employees of Lakeland receive no additional compensation for their service as directors. However, such directors are reimbursed for their reasonable expenses incurred in connection with travel to or attendance at or participation in meetings of our board of directors or committees of the board of directors.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              Related Party Leases

      In the past, because our access to third party financing was insufficient, we entered into arrangements with our directors and executive officers in order to fund the construction or acquisition of our assembly facilities. In such cases, we commissioned independent appraisals in 1999, 2002 and 2004 to ensure that these arrangements approximated arrangements made on an arms length basis. We believe that we currently have sufficient access to financing to fund our current and anticipated facility needs, we do not anticipate entering into additional arrangements with our directors or executive officers in the future and we are examining alternatives for restructuring the ownership and/or the financing of these facilities in a manner that would not involve our directors or executive officers. We intend to conclude our examination of the alternative ownership structures and financing arrangements by July 30, 2004 and to implement any new arrangements by October 30, 2004, if possible. Any such restructuring or financing would involve negotiations with, and require the agreement of, the entities described below and their partners or members, including some of our officers and directors, and we therefore cannot assure you that we will be able to implement any such restructuring or financing. A description of our current arrangements with our directors and executive officers follows.

      POMS Holding Co., or POMS, was formed in 1984 to lease both land and a building to us because bank financing was unavailable. POMS is a partnership whose partners include three of our directors, one of our officers and six other individuals who were stockholders of Lakeland at the time of the formation of POMS. Raymond J. Smith, the chairman of our board of directors, Harvey Pride, Jr., our Vice President - Manufacturing, and John J. Collins and Eric O. Hallman, both of whom are directors, have a 20%, 20%, 8.75% and 5% interest in POMS, respectively. POMS presently leases to us a 91,788 square foot disposable garment manufacturing facility in Decatur, Alabama. Under a lease effective September 1, 1999, we paid an annual rent of $364,900. This lease was renewed on April 1, 2004 through March 31, 2009 at the same rental rate.

      On March 1, 1999, we entered into a one year (renewable for four additional one year terms) lease agreement with Harvey Pride, Jr., our Vice President - Manufacturing, for a 2,400 sq. ft. customer service office located next to our existing Decatur, Alabama facility. We paid an annual rent of $18,000 for this facility under the lease agreement in fiscal 2004. This lease was renewed on March 1, 2004 through March 31, 2009 at the same rental rate.

      On June 1, 1999, we entered into a five year lease agreement (expiring May 31, 2004) with River Group Holding Co., L.L.C. for a 49,500 sq. ft. warehouse facility located next to our existing facility in Decatur, Alabama. River Group Holding Co., L.L.C. is a limited liability company, the members of which are Raymond Smith, John Collins, Eric Hallman, Walter Raleigh, Christopher Ryan and Harvey Pride, who all have an equal ownership interest. Mr. Ryan is our Chief Executive Officer, President, Secretary, General Counsel and a director of our company, Messrs. Smith, Collins, Hallman and Raleigh are all directors of our company, and Mr. Pride is our Vice President - Manufacturing. We paid an annual rent of $199,100 for this facility in fiscal 2004. We are the sole occupant of the facility. This lease was renewed on April 1, 2004 through March 31, 2009 at the same rental rate.

                         Past Related Party Transactions

      In 1997, An Qui Holding Co., L.L.C., or An Qui, a limited liability company whose members include Lakeland, and Messrs. Smith, Collins, Hallman, Raleigh, Ryan and Pride, provided financing for the construction of a 65,000 square foot building in An Qui City, China and the lease of the real property underlying the building for 50 years from the Chinese government to Weifang Lakeland Safety Product Co., Ltd., or Weifang, one of our subsidiaries. In connection with the financing, Weifang agreed to make annual payments to An Qui and to allocate a portion of the proceeds from any sale of the property to An Qui. In 2002, An Qui relinquished its rights to the annual payments and to its rights to proceeds from the sale of the property in exchange for the amount of $406,185 (net of expenses). Weifang paid $222,645, $89,000 and $94,400 of this amount to An Qui in December 2002, January 2003 and June 2003, respectively. Of the $406,185 paid to An Qui, Messrs Smith, Collins, Hallman, Ryan and Pride each received $44,421 and Mr. Raleigh received $39,792.

      In 2001, An Qui also helped to finance the construction of our facility in Jiaozhou, China through a loan to one of our Chinese subsidiaries. The loan bore interest at the rate of 9% per annum until May 30, 2003, when the rate increased to 10% per annum. On June 19, 2003, we repaid this construction loan by paying $168,100 (plus accrued interest) to An Qui and a foreign investor who contributed to the loan. Messrs. Smith, Collins, Hallman, Ryan and Pride, the members of An Qui who participated in this transaction, were each repaid their $26,000 investments plus interest of approximately $3,038.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      See the information under the caption "Report of the Audit Committee" in the Company's Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 - K

      (a) The following documents are filed as part of this report:

            1 Consolidated Financial Statements (See Page 24 of this report which includes an index to the consolidated financial statements)

            2     Financial Statement Schedules:

Schedule II- Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable, not required, or because the required intermation is included in the Consolidated Financial Statements or Notes therto.

            3.    Exhibits:

   Exhibit                                 Description

         3.1 Restated Certificate of Incorporation of Lakeland Industries, Inc. (Incorporated by reference to Exhibit 3(a) of Lakeland Industries, Inc.'s Registration Statement on Form S-18 (File No. 33-7512 NY))

         3.2 Bylaws of Lakeland Industries Inc., as amended (Incorporated by reference to Exhibit 3(b) of Lakeland Industries, Inc.'s Registration Statement on Form S-18 (File No. 33-7512 NY))

         10.1* Lease Agreement, dated April 1, 2004, between POMS Holding Co., as lessor, and Lakeland Industries, Inc., as lessee

         10.2 Lease Agreement, dated August 1, 2001, between Southwest Parkway, Inc., as lessor, and Lakeland Industries, Inc., as lessee, (Incorporated by reference to Exhibit 10(b) of Lakeland Industries, Inc.'s Annual Report on Form 10-K for the year ended January 31, 2002)


         10.3 Lakeland Industries, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10(n) of Lakeland's Registration Statement on Form S-18 (File No. 33-7512 NY))

         10.4 Employment Agreement, dated September 22, 2003, between Lakeland Industries, Inc. and Raymond J. Smith (Incorporated by reference to Exhibit 10(g) of Lakeland Industries, Inc.'s Quarterly Report on Form 10-Q filed December 12, 2003)


         10.5* Employment, dated December 1, 2002, agreement between Lakeland Industries, Inc. and Harvey Pride, Jr.

         10.6 Lease, dated April 16, 1999, between Lakeland Industries, Inc. and JBJ Realty (Incorporated by reference to Exhibit 10(i) of Lakeland Industries, Inc.'s Annual Report on Form 10-K for the year ended January 31, 2002)

         10.7* Employment Agreement, dated February 1, 2004, between Lakeland Industries, Inc. and Christopher J. Ryan

         10.8* WCMA Reducing Revolver Loan and Security Agreement, dated January 21, 2004, between Lakeland Industries, Inc. and Merrill Lynch Business Financial Services Inc.

         10.9* Lease Agreement, dated April 1, 2004, between River Group Holding Co.,

                  LLP, as lessor, and Lakeland Industries, Inc., as lessee

         10.10* Lease Agreement, dated March 1, 2004, between Harvey Pride, Jr., as lessor, and Lakeland Industries, Inc., as lessee

         10.11 Term Loan and Security Agreement, dated September 9, 1999, between Lakeland Industries, Inc. and Merrill Lynch Business Financial Services Inc. (Incorporated by reference to Exhibit 10(q) of Lakeland Industries, Inc.'s Annual Report on Form 10-K for the year ended January 31, 2002)


         10.12 Employment Agreement, dated December 1, 2002, between Lakeland Industries, Inc. and James M. McCormick (Incorporated by reference to Exhibit 10(r) of Lakeland Industries, Inc.'s Quarterly Report on Form 10-Q filed December 13, 2002)


         10.13 Employment Agreement, dated September 22, 2003, between Lakeland Industries, Inc. and Paul C. Smith (Incorporated by reference to Exhibit 10(s) of Lakeland Industries, Inc.'s Quarterly Report on Form 10-Q filed December 12, 2003)


         14.1*    Lakeland Industries, Inc. Code of Ethics

         21.1     Subsidiaries of Lakeland Industries, Inc. (wholly-owned):

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

         23.1*    Consent of Grant Thornton LLP

         23.2*    Consent of PricewaterhouseCoopers LLP


      (b) Report on Form 8 - K.

      The documents which we incorporate by reference consist of the documents listed below that we have previously filed with the SEC:

      Current Report on Form 8-K filed on November 11, 2003.

----------
*     Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2004

                                                 LAKELAND INDUSTRIES, INC.


                                                 By: /s/ Christopher J. Ryan
                                                     ---------------------------
                                                     Christopher J. Ryan,
                                                     Chief Executive Officer and
                                                     President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                                     Title                        Date
----                                     -----                        ----

/s/ Raymond J. Smith            Chairman of the Board            April 26, 2004
---------------------------
Raymond J. Smith

/s/ Christopher J. Ryan         Chief Executive Officer          April 26, 2004
---------------------------     President, General Counsel,
Christopher J. Ryan             Secretary and Director

/s/ James M. McCormick          Chief Financial Officer and      April 26, 2004
---------------------------     Treasurer (Principal Financial
James M. McCormick              and Accounting Officer)

/s/ Eric O. Hallman             Director                         April 26, 2004
---------------------------
Eric O. Hallman

/s/ John J. Collins, Jr.        Director                         April 26, 2004
---------------------------
John J. Collins, Jr.

/s/ Walter J. Raleigh           Director                         April 26, 2004
---------------------------
Walter J. Raleigh

/s/ Michael E. Cirenza          Director                         April 26, 2004
---------------------------
Michael E. Cirenza