Form 10-Q
period 2004-04-30
LAKELAND INDUSTRIES INC
filed 2004-06-14
CIK 798081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 2004

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

                                                                  YES |X| NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                                  YES |_| NO |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common Stock, $.01 par value, outstanding at June 14, 2004 - 3,280,135 shares.

                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

      The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:

Item 1.    Financial Statements (unaudited):

                                                                                                               Page
                                                                                                               ----
           Introduction .........................................................................................1

           Condensed Consolidated Balance Sheets - April 30, 2004 and January 31, 2004...........................2

           Condensed Consolidated Statements of Income for the
           Three Months Ended April 30, 2004 and 2003............................................................3

           Condensed Consolidated Statement of Stockholders' Equity - Three Months Ended April 30, 2004..........4

           Condensed Consolidated Statements of Cash Flows - Three Months Ended April 30, 2004
           and 2003..............................................................................................5

           Notes to Condensed Consolidated Financial Statements..................................................6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations................12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........................................13

Item 4.    Controls and Procedures..............................................................................14

PART II - OTHER INFORMATION:

Item 6.    Exhibits and Reports on Form 8-K.....................................................................14

Signature Page..................................................................................................15

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

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

      ASSETS                                                                   April 30,         January 31,
                                                                                 2004               2004
                                                                              (Unaudited)
Current assets:
Cash and cash equivalents ..............................................      $ 2,773,608        $ 2,445,271
Accounts receivable, net of allowance for
  doubtful accounts of $323,000 at April 30, 2004 and
  at January 31, 2004 ..................................................       14,026,362         12,570,320
Inventories ............................................................       27,488,454         26,265,807
Deferred income taxes ..................................................          790,272            790,272
Other current assets ...................................................        1,094,870          1,213,104
                                                                              -----------        -----------
         Total current assets ..........................................       46,173,566         43,284,774
Property and equipment, net of accumulated
  depreciation of $4,636,000 at April 30, 2004
  and $4,511,000 January 31, 2003 ......................................        5,038,296          3,921,308

Other assets ...........................................................          135,683             97,745
                                                                              -----------        -----------
                                                                              $51,347,545        $47,303,827
                                                                              ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable .......................................................      $ 3,979,830        $ 3,461,353
Current portion of long-term liabilities ...............................               --         16,784,781
Accrued expenses and other current liabilities .........................        1,958,213          1,263,044
                                                                              -----------        -----------
     Total current liabilities .........................................        5,938,043         21,509,178
Borrowing under revolving credit facility ..............................       16,910,211                  0
Other long-term liabilities ............................................          529,647            517,147
Deferred income taxes ..................................................          250,532            250,532
Minority interest in Variable Interest Entities ........................        1,266,807                 --

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par; authorized
  1,500,000 shares (none issued)
Common stock, $.01 par; authorized
  10,000,000 shares; issued and outstanding
  3,273,925shares at April 30, 2004
     and at January 31, 2004 ...........................................           32,739             32,739
Additional paid-in capital .............................................       11,862,461         11,862,461
Retained earnings ......................................................       14,557,105         13,131,770
                                                                              -----------        -----------
     Total stockholders' equity ........................................       26,452,305         25,026,970
                                                                              -----------        -----------
                                                                              $51,347,545        $47,303,827
                                                                              ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          April 30,
                                                                                   2004                2003
                                                                                   ----                ----
Net Sales .................................................................    $ 26,838,023        $ 23,824,886
Cost of goods sold ........................................................      20,858,591          19,729,070
                                                                               ------------        ------------
Gross profit ..............................................................       5,979,432           4,095,816
Operating expenses ........................................................       3,586,720           2,623,162
                                                                               ------------        ------------
Operating profit ..........................................................       2,392,712           1,472,654
Other income, net .........................................................           9,460              15,442
Interest expense ..........................................................        (137,141)           (137,796)
                                                                               ------------        ------------
Income before income taxes ................................................       2,265,031           1,350,300
Provision for income taxes ................................................         721,000             486,000
                                                                               ------------        ------------
Income before minority interest ...........................................       1,544,031             864,300
Minority interest in Net income of Variable Interest Entities .............         118,696                  --
                                                                               ------------        ------------
Net Income ................................................................    $  1,425,335        $    864,300
                                                                               ============        ============

Net income per common share*
         Basic ............................................................    $       0.44        $       0.26
                                                                               ============        ============
         Diluted ..........................................................    $       0.43        $       0.26
                                                                               ============        ============

Weighted average common shares outstanding*
         Basic ............................................................       3,273,925           3,266,997
                                                                               ============        ============

         Diluted ..........................................................       3,278,803           3,274,757
                                                                               ============        ============

   The accompanying notes are an integral part of these financial statements.

*Adjusted for the 10% stock dividend to shareholders of record on July 31, 2003.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                       Three months ended April 30, 2004

                                                                    Additional
                                       Common stock                 paid-in             Retained
                                  Shares           Amount           capital             earnings             Total
                                  ------           ------           -------             --------             -----
Balance, January 31, 2004       3,273,925         $32,739         $11,862,461         $13,131,770         $25,026,970

Net income                                                                              1,425,335           1,425,335
                                ---------         -------         -----------         -----------         -----------
Balance, April 30, 2004         3,273,925         $32,739         $11,862,461         $14,557,105         $26,452,305
                                =========         =======         ===========         ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  April 30,
                                                                          2004                2003
                                                                          ----                ----
Cash Flows from Operating Activities:
Net income ........................................................    $ 1,425,335         $   864,300
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
   Provision for bad debts ........................................             --             (74,000)
   Depreciation and amortization ..................................        231,455             207,777
Minority interest in Net income of
   Variable Interest Entities .....................................        118,696
Decrease in accounts receivable ...................................     (1,456,042)         (2,855,924)
(Increase) decrease in inventories ................................     (1,222,647)          3,097,595
(Increase) decrease in other current assets .......................        176,552            (204,717)
(Increase) in other assets ........................................        (37,798)            (88,105)
Increase (decrease) in accounts payable, accrued
  expenses and other liabilities ..................................      1,139,514             961,258
                                                                       -----------         -----------
Net cash provided by operating
  activities ......................................................        375,065           1,908,184
                                                                       -----------         -----------

Cash Flows from Investing Activities:
Purchases of property and equipment ...............................       (153,417)           (585,446)
                                                                       -----------         -----------
Net cash used in investing activities .............................       (153,417)           (585,446)
                                                                       -----------         -----------
Cash Flows from Financing Activities:
Proceeds from exercise of stock options ...........................             --               9,750
Net borrowings (payments) under loan agreements ...................        106,689          (1,422,413)
                                                                       -----------         -----------
Net cash provided by (used in) financing activities ...............        106,689          (1,412,663)
                                                                       -----------         -----------

Net increase (decrease) in cash ...................................        328,337             (89,925)
Cash and cash equivalents at beginning of period ..................      2,445,271           1,474,135
                                                                       -----------         -----------
Cash and cash equivalents at end of period ........................    $ 2,773,608         $ 1,384,210
                                                                       ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Business

      Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, manufactures and sells a comprehensive line of safety garments accessories for the industrial protective clothing market. The principal market for the Company's products is the United States. No customer accounted for more than 10% of net sales during the three month periods ended April 30, 2004 and 2003, respectively.

2. Basis of Presentation

      The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. While the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2004.

      The results of operations for the three-month periods ended April 30, 2004 and 2003, respectively, are not necessarily indicative of the results to be expected for the full year.

3. Principles of Consolidation

      The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laidlaw, Adams & Peck, Inc., and Subsidiary (MeiYang Protective Products Co. Ltd., a Chinese Corporation), Lakeland Protective Wear, Inc. (a Canadian corporation), Weifang Lakeland Safety Products, Co., Ltd. (a Chinese corporation), Qing Dao Maytung Healthcare Co., Ltd. (a Chinese corporation), Lakeland Industries Europe Ltd. (a British Corporation) and Lakeland de Mexico S.A. de C.V (a Mexican corporation). All significant inter-company accounts and transactions have been eliminated.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities, in which an investor is subject to a majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the variable interest entity's residual returns. This interpretation also provides guidance with respect to the disclosure of variable interest entities in which an investor maintains an interest but is not required to consolidate. The provisions of the interpretation are effective immediately for all variable interest entities created after January 31, 2003, or in which we obtain an interest after that date. In October 2003, the FASB issued a revision to this pronouncement, FIN 46R, which clarified certain provisions and modified the effective date from July 1, 2003 to March 15, 2004 for variable interest entities created before February 1, 2003.

      Effective February 1, 2004 the Company adopted this pronouncement. As a result, certain entities which leased property to the Company and are owned by related parties were determined to be Variable Interest Entities and have been consolidated in the Company's April 30, 2004 quarterly financial statements. This consolidation had no impact on the Company's net income and resulted in increases in cash of $0.2 million, property and equipment, net of $1.2 million, other liabilities of $0.1 million and minority interest of $1.3 million. Creditors, or beneficial interest holders, of the consolidated variable interest entities have no recourse to the general credit of the Company.

4. Inventories:

      Inventories consist of the following:

                                             April 30,          January 31,
                                               2004                 2004
                                               ----                 ----
      Raw materials ...................    $10,657,102          $10,868,816
      Work-in-process .................      3,229,617            2,279,444
      Finished Goods ..................     13,601,735           13,117,547
                                           -----------          -----------
                                           $27,488,454          $26,265,807
                                           ===========          ===========

      Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in-first-out basis) or market.

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

      The following table sets forth the computation of basic and diluted earnings per share at April 30, adjusted, retroactively, for the 10% Stock dividends to Shareholders on July 31, 2003 and 2002, respectively:

                                                                  2004            2003
                                                                  ----            ----
      Numerator
          Net income                                           $1,425,335       $ 864,300
                                                               ==========       =========
       Denominator
          Denominator for basic earnings per share
                   (Weighted-average shares)                    3,273,925       3,266,997
          Effect of dilutive securities:
                   Stock options                                    4,878           7,760
                                                               ----------       ---------
       Denominator for diluted earnings per share
          (adjusted weighted-average shares) and
          assumed conversions                                   3,278,803       3,274,757
                                                               ==========       =========

          Basic earnings per share                             $     0.44       $    0.26
                                                               ==========       =========
          Diluted earnings per share                           $     0.43       $    0.26
                                                               ==========       =========

      Options to purchase 1,210 shares of the Company's common stock have been excluded for the three months ended April 30, 2003, as their inclusion would be antidilutive.

6. Revolving Credit Facility:

      At April 30, 2004, the balance outstanding under the Company's $18 million revolving credit facility amounted to $16,910,000. This credit facility, which is subject to borrowings based on a percentage of eligible accounts receivable and inventory, as defined, was set to expire on July 31, 2004, however, in May 2004 it was extended through July 31, 2005. Borrowings under the facility bear interest at a rate per annum equal to LIBOR plus 2%. In January 2004, the Company entered into a new 3-year $3 million revolving credit facility which expires on January 31, 2007. Availability under this facility decreases from $3 million by $83,333 each month over the 3-year term and is also subject to the borrowing base limitation discussed above in connection with the $18 million revolving credit facility. Borrowings under this revolving credit facility bear interest at LIBOR plus 2.5%. There were no borrowings outstanding under this facility at April 30, 2004.The credit facilities are collateralized by substantially all of the assets of the Company. The credit facilities contain financial covenants, including, but not limited to, minimum levels of earnings and maintenance of minimum tangible net worth and certain other ratios at all times, with respect to which the Company was in compliance at April 30, 2004.

7. Major Supplier

      The Company purchased approximately 77.2% of its raw materials from one supplier under licensing agreements during the three-month period ended April 30, 2004. The Company expects this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; although, the Company's competitive position in the marketplace could be adversely affected.

8. Stock Based Compensation

      The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In compliance with SFAS 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its employee stock-based compensation plans. The Company has also adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Base Compensation - Transition and Disclosure." This pronouncement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123, the effect on the Company's net income and earnings per share as reported would be reduced for the quarters ended April 30, 2004 and 2003 to the pro forma amounts indicated below:

                                                      Three Months Ended April 30,

                                                         2004             2003
                                                         ----             ----
      Net income                                     $ 1,425,335       $  864,300
           As reported
      Less:
      Option expense based on fair value method           43,554           18,924
                                                     -----------       ----------
           Pro forma                                 $ 1,381,781       $  845,376
                                                     ===========       ==========
      Basic earnings per common share
           As reported                               $      0.44       $     0.26
           Pro forma                                 $      0.42       $     0.26
      Diluted earnings per common share
           As reported                               $      0.43       $     0.26
           Pro forma                                 $      0.42       $     0.26

      The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the quarters ended April 30, 2004 and 2003: expected volatility of 72% and 64%, respectively; risk-free interest rate of 3.6% and 2.93%, respectively; expected dividend yield of 0.0%; and expected life of six years. All stock-based awards were fully vested at April 30, 2004 and 2003. Earnings per share have been adjusted to reflect the 10% stock dividends to stockholders of record as of July 31, 2003.

9. Revenue Recognition and Manufacturing Segment Data

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

                                       Three Months Ended April 30,

                                       2004                         2003

      Domestic               $24,074,000    89.7%        $21,234,000     89.1%
      International            2,764,000    10.3%          2,591,000     10.9%
                             -----------    ----         -----------     ----
                  Total      $26,838,000     100%        $23,825,000      100%
                             ===========    ====         ===========     ====

      The Company manages its operations by evaluating its geographic locations. The Company's North American operations include its facilities in Decatur, Alabama (primarily disposables, chemical suit and glove production), Celaya, Mexico (primarily disposable chemical suit and glove production) and St. Joseph, Missouri (primarily woven products). The Company also maintains contract manufacturing facilities in China (primarily disposable and chemical suit production). The Company's China facilities and the Decatur, Alabama facility produce the majority of the Company's products. The accounting policies of these operating entities are the same as those described in Note 1 to the Company's Annual Report on Form 10-K for the year ended January 31, 2004. The Company evaluates the performance of these entities based on operating profit which is defined as income before income taxes, interest expense and other income and expenses. The Company has a small sales force in Canada and Europe who distribute products shipped from the United States. The table below represents information about reported manufacturing segments for the three months noted therein:

                                                 2004               2003

Net Sales:
    North America                            $ 26,591,769       $ 24,203,704
    China                                       2,348,449            856,359
    Less intersegment sales                    (2,102,195)        (1,235,177)
                                             ------------       ------------
    Consolidated sales                       $ 26,838,023       $ 23,824,886
                                             ============       ============

Operating Profit:
    North America                            $  2,208,528       $  1,479,220
    China                                         239,184            (33,066)
    Less intersegment profit (loss)                55,000            (26,500)
                                             ------------       ------------
    Consolidated profit                      $  2,392,712       $  1,472,654
                                             ============       ============

Identifiable Assets:
    North America                            $ 43,415,373       $ 35,172,402
    China                                       7,932,172          7,650,332
                                             ------------       ------------
    Consolidated assets                      $ 51,347,545       $ 42,822,734
                                             ============       ============

Depreciation  and Amortization Expense:
     North America                           $    160,827       $    130,741
     China                                         70,628             77,036
                                             ------------       ------------
     Consolidated depreciation expense       $    231,455       $    207,777
                                             ============       ============

10. Effects of Recent Accounting Pronouncements

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments that were accounted for as equity under previous guidance, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on our consolidated financial statements for the three months ended April 30, 2004.

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

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities ("VIE"), in which an investor is subject to a majority of the risk of loss from the VIE's activities, or is entitled to receive a majority of the VIE's residual returns. This interpretation also provides guidance with respect to the disclosure of VIEs in which an investor maintains an interest but is not required to consolidate. The provisions of the interpretation are effective immediately for all VIEs created after January 31, 2003, or in which we obtain an interest after that date. In October 2003, the FASB issued a revision to this pronouncement, FIN 46R, which clarified certain provisions and modified the effective date from July 1, 2003 to March 15, 2004 for variable interest entities created before February 1, 2003. The Company has adopted this pronouncement as of February 1, 2004.

      In December 2003, the FASB issued a revised SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits", to improve financial statement disclosures for defined benefit plans. The company has adopted SFAS No. 132 and disclosure requirements as described in Note 7 to the Company's Annual Report on Form 10-K for the year ended January 31, 2004. Interim disclosure of net pension costs are not material.

11. Subsequent Events

      On May 5, 2004 the Company filed with the Securities and Exchange Commission a registration statement on Form S-2 regarding the sale of 1,205,000 shares of the Company's common stock, including 105,000 shares to be sold by two directors of the Company. Amendments to this Form S-2 were filed with the SEC on May 25, 2004 and May 28, 2004.

Item 2.            LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Three Months Ended April 30, 2004 Compared to the Three Months Ended April 30, 2003

      Net Sales. Net sales increased $3.0 million, or 12.6%, to $26.8 million for the three months ended April 30, 2004 from $23.8 million for the three months ended April 30, 2003. The increase was due primarily to an increase in our market share in our Tyvek(R)-based product lines. Increased sales were also driven by an improving U.S. economy which increased demand for our products, particularly in the industrial Tyvek(R) markets we serve, and increased demand for our chemical protective suits and fire turnout gear for Homeland Security purposes.

      Gross Profit. Gross profit increased $1.9 million, or 46.0%, to $6.0 million for the three months ended April 30, 2004 from $4.1 million for the three months ended April 30, 2003. Gross profit as a percent of net sales increased to 22.3% for the three months ended April 30, 2004 from 17.2% for the three months ended April 30, 2003, primarily because of cost reductions achieved by shifting production of additional Tyvek(R) -based products and chemical suits to China and Mexico. We have increasingly shifted production to these lower-cost facilities.

      Operating Expenses. Operating expenses increased $1.0 million, or 36.7%, to $3.6 million for the three months ended April 30, 2004 from $2.6 million for the three months ended April 30, 2003. As a percent of net sales, operating expenses increased to 13.4% for the three months ended April 30, 2004 from 11.0% for the three months ended April 30, 2003. The $1.0 million increase in operating expenses in the three months ended April 30, 2004 compared to the three months ended April 30, 2003 was principally due to increased expenses corresponding to our increase in net sales.

      Interest Expense. Interest expense remained constant at $0.1 million for the three months ended April 30, 2004 and the three months ended April 30, 2003.

      Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense increased $0.2 million, or 48.4%, to $0.7 million for the three months ended April 30, 2004 from $0.5 million for the three months ended April 30, 2003. The increase was due to a relative increase in our income recognized in the United States as compared to the income recognized in China, where income tax rates are lower. Our effective tax rate was 31.8% and 36.0% in the three months ended April 30, 2004 and 2003, respectively. Our effective tax rate varied from the federal statutory rate of 34% due primarily to lower foreign tax rates.

      Minority interest. Minority interest in net income of variable interest entities increased to $0.1 million for the three months ended April 30, 2004 as a result of our adoption on Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," effective February 1, 2004. Subsequent to our adoption of FIN 46R, we determined that certain entities from which we lease real property and which are owned by related parties are variable interest entities governed by FIN 46R. As a result, these entities have been consolidated in our statement of income for the three months ended April 30, 2004.

      Net Income. Net income increased $0.6 million, or 64.9%, to $1.4 million for the three months ended April 30, 2004 from $0.9 million for the three months ended April 30, 2003. The increase in net income was the result of an increase in net sales and increased productivity as a result of shifts in production to our China facilities, partially offset by an increase in costs and expenses due to higher volumes of our products being sold.

Liquidity and Capital Resources

Cash Flows

      As of April 30, 2004 we had cash and cash equivalents of $2.8 million and working capital of $40.2 million, an increase of $0.3 million and $18.5 million, respectively, from January 31, 2004. In May 2004, we extended the expiration date of our $18 million revolving credit facility to July 31, 2005. The increase in working capital at April 30, 2004 from January 31, 2004 was due primarily to the classification of borrowings under this credit facility as long term as a result of the extension of the expiration date. Such borrowings were characterized as short term at January 31, 2004. Our primary sources of funds for conducting our business activities have been from cash flow provided by operations and borrowings under our credit facilities described below. We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

      Net cash provided by operating activities of $0.4 million for the three months ended April 30,2004 was due primarily to net income from operations of $1.4 million and an increase in accounts payable of $1.1 million, offset in part by an increase in inventories of $1.2 million and an increase in accounts receivable of $1.5 million. Net cash provided by operating activities of $1.9 million for the three months ended April 30, 2003 was primarily attributable to net income from operations of $1.0 million and a decrease in inventories of $3.1 million, offset in part by an increase in accounts payable of $1.0 million and an increase in accounts receivable of $2.9 million.

      Net cash used in investing activities of $0.2 million and $0.6 million in the three months ended April 30, 2004 and 2003, respectively, was due to purchases of property and equipment.

      Net cash provided by financing activities of $0.1 million in the three months ended April 30, 2004 and net cash used by financing activities of $1.4 million in the three months ended April 30, 2003 was primarily attributable to borrowings and payments under our credit facilities.

Credit Facilities

      We currently have two credit facilities:

            o an $18 million revolving credit facility, of which we had $16.9 million of borrowings outstanding as of April 30, 2004; and

            o a $3 million revolving credit facility (the availability of which reduces incrementally over its 3-year term), of which we had no borrowings outstanding as of April 30, 2004.

      Our $18 million revolving credit facility permits us to borrow up to the lower of $18 million and a borrowing base determined by reference to a percentage of our eligible accounts receivable and inventory. Our $18 million revolving credit facility now expires on July 31, 2005, and has therefore been classified as a long-term liability on our balance sheet at April 30, 2004. Borrowings under this revolving credit facility bear interest at the London Interbank Offering Rate (LIBOR) plus 2% and were approximately $16.8 million at January 31, 2004. As of April 30, 2004, we had $1.1 million of borrowing availability under this revolving credit facility.

      In January 2004, we entered into a new 3-year $3 million revolving credit facility which expires on January 21, 2007. Availability under this facility decreases from $3 million by $83,333 each month over the 3-year term and is also subject to the borrowing base limitation discussed above in connection with our $18 million revolving credit facility. Borrowings under this revolving credit facility bear interest at LIBOR plus 2.5%. We did not have any borrowings outstanding under this facility at April 30, 2004. As of April 30, 2004, we had $2.8 million of borrowing availability under this revolving credit facility.

      Our credit facilities require that we comply with specified financial covenants relating to interest coverage, debt coverage, minimum consolidated net worth, and earnings before interest, taxes, depreciation and amortization. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our credit facilities. As of April 30, 2004, we were in compliance with all covenants contained in our credit facilities.

      We believe that cash flow from operations along with borrowing availability under our $3 million revolving credit facility and our $18 million revolving credit facility will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months. Historically, we have been able to renew our primary credit facility on acceptable terms, but there can be no assurance that such financing will continue to be available after its current expiration or that any renewal will be on terms as favorable as our current facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      There have been no significant changes in our market risk from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

Item 4. Controls and Procedures

      The Company's chief executive officer and principal accounting officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

      During the quarter ended April 30, 2004, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during fiscal 2005.

Item 6. Exhibits and Reports on Form 8-K:

            a -   None

            b -   On February 11, 2004, the company filed a Form 8-K, under
                  Item 5, relating to sales for the 4th Quarter of fiscal 2004.

                  On February 17, the Company furnished a Form 8-K for the purpose of furnishing under Items 7 and 12 a press release announcing results of operations for the Quarter ended October 31, 2003

                  On April 29, 2004, the Company furnished a Form 8-K for the purpose of furnishing under Items 7 and 12 a press release announcing results of operations for the 4th Quarter and year ended January 31, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LAKELAND INDUSTRIES, INC.
                                              (Registrant)


Date: June 14, 2004                     /s/ Christopher J. Ryan
                                        ----------------------------------------
                                        Christopher J. Ryan,
                                        Chief Executive Officer, President
                                        Secretary and General Counsel
                                        (Principle Executive Officer and
                                        Authorized Signatory)


Date: June 14, 2004                     /s/ James M. McCormick
                                        -----------------------------
                                        James M. McCormick,
                                        Chief Financial Officer and Treasurer
                                        (Principal Accounting Officer and
                                        Authorized Signatory)