Form 10-Q
period 2004-07-31
LAKELAND INDUSTRIES INC
filed 2004-09-13
CIK 798081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 31, 2004

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

            Common Stock, $.01 par value, outstanding at September 13, 2004 - 4,560,885 shares.

                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

      The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements (unaudited):

                                                                                                       Page
                                                                                                       ----
        Introduction ..............................................................................      1
        Condensed Consolidated Balance Sheets July 31, 2004 and January 31, 2004 ..................      2
        Condensed Consolidated Statements of Income for the
        Six Months Ended July 31, 2004 and 2003 ...................................................      3
        Condensed Consolidated Statement of Stockholders' Equity - Six Months Ended July 31, 2004 .      4
        Condensed Consolidated Statements of Cash Flows - Six Months Ended July 31, 2004
        and 2003 ..................................................................................      5
        Notes to Condensed Consolidated Financial Statements ......................................      6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .....     11
Item 3. Quantitative and Qualitative Disclosures About Market Risk ................................     13
Item 4. Controls and Procedures ...................................................................     13
PART II - OTHER INFORMATION:
Item 6. Exhibits and Reports on Form 8-K ..........................................................     14
Signature Page ....................................................................................     15

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

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

      ASSETS                                                  July 31,      January 31,
                                                                2004            2004
                                                            (Unaudited)
Current assets:
Cash and cash equivalents .............................     $ 6,106,573     $ 2,445,271
Marketable Securities .................................       4,477,578               0
Accounts receivable, net of allowance for
  doubtful accounts of $323,000 at July 31, 2004 and
  at January 31, 2004 .................................      12,032,648      12,570,320
Inventories ...........................................      29,214,216      26,265,807
Deferred income taxes .................................         790,272         790,272
Other current assets ..................................         773,663       1,213,104
                                                            -----------     -----------
      Total current assets ............................      53,394,950      43,284,774
Property and equipment, net of accumulated
  depreciation of $4,864,000 at July 31, 2004
  and $4,511,000 January 31, 2004 .....................       5,127,214       3,921,308

Other assets ..........................................         146,555          97,745
                                                            -----------     -----------
                                                            $58,668,719     $47,303,827
                                                            ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ......................................     $ 2,945,838     $ 3,461,353
Current portion of long-term liabilities ..............              --      16,784,781
Accrued expenses and other current liabilities ........       1,703,769       1,263,044
                                                            -----------     -----------
    Total current liabilities .........................       4,649,607      21,509,178
Other long-term liabilities ...........................         522,147         517,147
Deferred income taxes .................................         250,532         250,532
Minority interest in Variable Interest Entities .......       1,228,043              --

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par; authorized
  1,500,000 shares (none issued)
Common stock, $.01 par; authorized
  10,000,000 shares; issued and outstanding
  4,560,885 and 3,273,925shares at July 31, 2004
    and at January 31, 2004, respectively .............          45,609          32,739
Additional paid-in capital ............................      36,273,046      11,862,461
Retained earnings .....................................      15,699,735      13,131,770
                                                            -----------     -----------
    Total stockholders' equity ........................      52,018,390      25,026,970
                                                            -----------     -----------
                                                            $58,668,719     $47,303,827
                                                            ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                July 31,                            July 31,
                                                         2004              2003              2004              2003
                                                     ------------      ------------      ------------      ------------
Net sales ......................................     $ 22,845,169      $ 23,289,944      $ 49,683,192      $ 47,114,830
Cost of goods sold .............................       17,983,098        18,596,614        38,841,689        38,325,684
                                                     ------------      ------------      ------------      ------------
Gross profit ...................................        4,862,071         4,693,330        10,841,503         8,789,146
Operating expenses .............................        2,990,264         3,209,938         6,576,984         5,833,100
                                                     ------------      ------------      ------------      ------------
Operating profit ...............................        1,871,807         1,483,392         4,264,519         2,956,046
Other income, net ..............................              849            29,784            10,309            45,226
Interest expense ...............................          (69,316)         (143,201)         (206,457)         (280,997)
                                                     ------------      ------------      ------------      ------------
Income before income taxes .....................        1,803,340         1,369,975         4,068,371         2,720,275
Provision for income taxes .....................          485,000           379,829         1,206,000           865,829
                                                     ------------      ------------      ------------      ------------
Income before minority interest ................        1,318,340           990,146         2,862,371         1,854,446
Minority interest in net income of variable
  interest entities ............................          175,710                --           294,406                --
                                                     ------------      ------------      ------------      ------------
Net income .....................................     $  1,142,630      $    990,146      $  2,567,965      $  1,854,446
                                                     ============      ============      ============      ============
Net income per common share*:
     Basic .....................................     $        .30      $        .30      $        .72      $        .57
                                                     ============      ============      ============      ============
     Diluted ...................................     $        .30      $        .30      $        .72      $        .57
                                                     ============      ============      ============      ============
Weighted average common shares outstanding*:
     Basic .....................................        3,864,987         3,268,867         3,569,456         3,266,431
                                                     ============      ============      ============      ============
     Diluted ...................................        3,870,790         3,276,480         3,574,796         3,270,976
                                                     ============      ============      ============      ============

*Adjusted for the 10% stock dividend to shareholders of record on July 31, 2003.

The accompanying notes are an integral part of these financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                         Six months ended July 31, 2004

                                         Common Stock         Additional
                                                                paid-in         Retained
                                      Shares       Amount       capital         earnings         Total
                                    ---------     -------     -----------     -----------     -----------
Balance, January 31, 2004           3,273,925     $32,739     $11,862,461     $13,131,770     $25,026,970

Exercise of  Stock Options              6,210          62          54,370              --          54,432
Proceeds from Secondary
Stock offering, Net of Expenses     1,280,750      12,808      24,356,215              --      24,369,023

Net income                                                                      2,567,965       2,567,965
                                    ---------     -------     -----------     -----------     -----------
Balance, July 31, 2004              4,560,885      45,609     $36,273,046     $15,699,735     $52,018,390
                                    =========     =======     ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                           July 31,
                                                                    2004             2003
                                                                ------------      -----------
Cash Flows from Operating Activities:
Net income ................................................     $  2,567,965      $ 1,854,446
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
  Provision for bad debts .................................               --          (53,000)
  Depreciation and amortization ...........................          436,664          403,100
Decrease in accounts receivable ...........................          537,672       (1,359,935)
(Increase) decrease in inventories ........................       (2,948,409)       2,717,108
Decrease (Increase) in other assets .......................          390,631         (374,516)
Decrease (increase) in accounts payable, accrued
  expenses and other liabilities ..........................          (29,439)         726,110
                                                                ------------      -----------
Net cash provided by operating
  activities ..............................................          955,084        3,913,313
                                                                ------------      -----------

Cash Flows from Investing Activities:
Purchases of property and equipment .......................         (454,878)        (598,947)

Purchase of marketable securities .........................       (4,477,578)              --
                                                                ------------      -----------
Net cash used in investing activities .....................       (4,932,456)        (598,947)
                                                                ------------      -----------
Cash Flows from Financing Activities:
Proceeds from exercise of stock options ...................           54,432           19,945
Proceeds from secondary stock offering ....................       24,369,023               --
Repayments under loan agreements ..........................      (16,784,781)      (2,722,239)
                                                                ------------      -----------
Net cash provided by (used in) financing activities .......        7,638,674       (2,702,294)
                                                                ------------      -----------

Net increase (decrease) in cash ...........................        3,661,302          612,072
Cash and cash equivalents at beginning of period ..........        2,445,271        1,474,135
                                                                ------------      -----------
Cash and cash equivalents at end of period ................     $  6,106,573      $ 2,086,207
                                                                ============      ===========

   The accompanying notes are an integral part of these financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Business

      Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, manufactures and sells a comprehensive line of safety garments accessories for the industrial protective clothing market. The principal market for the Company's products is the United States. No customer accounted for more than 10% of net sales during the six month periods ended July 31, 2004 and 2003, respectively.

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

      The results of operations for the six month periods ended July 31, 2004 and 2003, respectively, are not necessarily indicative of the results to be expected for the full year.

3. Principles of Consolidation

      The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laidlaw Adams & Peck, Inc., and Subsidiary (MeiYang Protective Products Co., Ltd., a Chinese Corporation), Lakeland Protective Wear, Inc. (a Canadian corporation), Weifang Lakeland Safety Products Co. Ltd. (a Chinese corporation), Qing Dao Maytung Healthcare Co., Ltd. (a Chinese corporation), Lakeland Industries Europe Ltd. (a British Corporation) and Lakeland de Mexico S.A. de C.V (a Mexican corporation). All significant inter-company accounts and transactions have been eliminated.

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

      Effective February 1, 2004 the Company adopted this pronouncement. As a result, certain entities which leased property to the Company and are owned by related parties were determined to be Variable Interest Entities and have been consolidated since the Company's April 30, 2004 quarterly financial statements. This consolidation had no impact on the Company's net income and resulted in increases at July 31, 2004 in cash of $0.06 million, property and equipment, net of $1.2 million, and minority interest of $1.2 million. Creditors, or beneficial interest holders, of the consolidated variable interest entities have no recourse to the general credit of the Company.

      The Company accounts for marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date. At July 31, 2004 all the Company's investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value which does not significantly differ from cost.

4. Inventories:

      Inventories consist of the following:

                                           July 31,      January 31,
                                             2004            2004
                                         -----------     -----------
            Raw materials ..........     $12,379,196     $10,868,816
            Work-in-process ........       2,598,478       2,279,444
            Finished Goods .........      14,236,542      13,117,547
                                         -----------     -----------
                                         $29,214,216     $26,265,807
                                         ===========     ===========

      Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in-first-out basis) or market.

5. Earnings Per Share:

      On June 18, 2004 the Company concluded its secondary public stock offering issuing an additional 1,100,000 shares of common stock. On July 1, 2004 the underwriter exercised its over allotment option whereby the Company issued an additional 180,750 shares of common stock.

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

      The following table sets forth the computation of basic and diluted earnings per share at July 31, adjusted, retroactively, for the 10% Stock dividends to Shareholders on July 31, 2003 and 2002, respectively:

                                                       Three Months Ended           Six Months Ended
                                                            July 31,                    July 31,
                                                       2004          2003          2004          2003
                                                    ----------    ----------    ----------    ----------
Numerator
    Net income .................................    $1,142,630    $  990,146    $2,567,965    $1,854,446
                                                    ==========    ==========    ==========    ==========
Denominator
    Denominator for basic earnings per share
             (Weighted-average shares) .........     3,864,987     3,268,867     3,569,456     3,266,431
    Effect of dilutive securities:
          Stock options ........................         5,803         7,613         5,340         4,545
                                                    ----------    ----------    ----------    ----------
Denominator for diluted earnings per share
    (adjusted weighted-average shares) .........     3,870,790     3,276,480     3,574,796     3,270,976
                                                    ==========    ==========    ==========    ==========
    Basic earnings per share ...................    $     0.30    $     0.30    $     0.72    $     0.57
                                                    ==========    ==========    ==========    ==========
    Diluted earnings per share .................    $     0.30    $     0.30    $     0.72    $     0.57
                                                    ==========    ==========    ==========    ==========

      Options to purchase 1,210 shares of the Company's common stock have been excluded for the six months ended July 31, 2003, as their inclusion would be antidilutive.

6. Revolving Credit Facility:

At July 31, 2004, the balance outstanding under the Company's $18 million revolving credit facility amounted to $0. The balance was paid in full on June 18, 2004 upon the Company receiving the proceeds from its Secondary Stock Offering. This credit facility, which is subject to borrowings based on a percentage of eligible accounts receivable and inventory, as defined, was set to expire on July 31, 2004; however, in May 2004 it was extended through July 31, 2005. Borrowings under the facility bear interest at a rate per annum equal to LIBOR plus 2%. In January 2004, the Company entered into a new 3-year $3 million revolving credit facility which expires on January 31, 2007. Availability under this facility decreases from $3 million by $83,333 each month over the 3-year term and is also subject to the borrowing base limitation discussed above in connection with the $18 million revolving credit facility. Borrowings under this revolving credit facility bear interest at LIBOR plus 2.5%. There were no borrowings outstanding under either facility at July 31, 2004.The credit facilities are collateralized by substantially all of the assets of the Company. The credit facilities contain financial covenants, including, but not limited to, minimum levels of earnings and maintenance of minimum tangible net worth and certain other ratios at all times, with respect to which the Company was in compliance at July 31, 2004.

7. Major Supplier

      The Company purchased approximately 76.7% of its raw materials from one supplier during the six-month period ended July 31, 2004. The Company expects this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; although, the Company's competitive position in the marketplace could be adversely affected.

8. Stock Based Compensation

      The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In compliance with SFAS 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its employee stock-based compensation plans. The Company has also adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Base Compensation - Transition and Disclosure." This pronouncement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123, the effect on the Company's net income and earnings per share as reported would be reduced for the quarters ended July 31, 2004 and 2003 to the pro forma amounts indicated below:

                                                 Three Months Ended             Six Months Ended
                                                      July 31,                      July 31,
                                                 2004           2003           2004             2003
                                             -----------    -----------    -----------    -------------
Net income                                   $ 1,142,630    $   990,146    $ 2,567,965    $   1,854,446
         As reported
Less:
Option expense based on fair value method         11,186          9,022         11,186           27,946
                                             -----------    -----------    -----------    -------------
         Pro forma                           $ 1,131,444    $   981,124    $ 2,556,779    $   1,826,500
                                             ===========    ===========    ===========    =============
Basic earnings per common share
         As reported                         $      0.30    $      0.30    $      0.72    $        0.57
                                             ===========    ===========    ===========    =============

         Pro forma                           $      0.29    $      0.30    $      0.72    $        0.57
                                             ===========    ===========    ===========    =============

Diluted earnings per common share
         As reported                         $      0.30    $      0.30    $      0.72    $        0.57
                                             ===========    ===========    ===========    =============

         Pro forma                           $      0.29    $      0.30    $      0.72    $        0.56
                                             ===========    ===========    ===========    =============

      The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the quarters and six months ended July 31, 2004 and 2003: expected volatility of 87% and 60%, respectively; risk-free interest rate of 3.6% and 2.93%, respectively; expected dividend yield of 0.0%; and expected life of six years. All stock-based awards were fully vested at July 31, 2004 and 2003. Earnings per share have been adjusted to reflect the 10% stock dividends to stockholders of record as of July 31, 2003 and 2002.

9. Revenue Recognition and Manufacturing Segment Data

      The Company derives its sales primarily from its limited use/disposable protective clothing and secondarily from its sales of high-end chemical protective suits, fire fighting and heat protective apparel, gloves and arm guards, and reusable woven garments. Sales are recognized when goods are shipped at which time title and the risk of loss passes to the customer. Sales are reduced for sales returns and allowances. Payment terms are generally net 30 days for United States sales and net 90 days for international sales. Domestic and international sales are as follows in millions of dollars:

                         Three Months Ended                     Six Months Ended
                              July 31,                              July 31,
                      2004               2003               2004               2003
                      ----               ----               ----               ----
Domestic         $21.5     94.3%    $21.3     91.4%    $45.6     91.7%    $44.5     94.5%

International      1.3      5.7%      2.0      8.6%      4.1      8.3%      2.6      5.5%
                 -----    -----     -----    -----     -----    -----     -----    -----
Total            $22.8      100%    $23.3      100%    $49.7      100%    $47.1      100%
                 =====    =====     =====    =====     =====    =====     =====    =====

      The Company manages its operations by evaluating its geographic locations. The Company's North American operations include its facilities in Decatur, Alabama (primarily disposables, chemical suit and glove production), Celaya, Mexico (primarily disposable chemical suit and glove production) and St. Joseph, Missouri (primarily woven products). The Company also maintains contract manufacturing facilities in China (primarily disposable and chemical suit production). The Company's China facilities and the Decatur, Alabama facility produce the majority of the Company's products. The accounting policies of these operating entities are the same as those described in Note 1 to the Company's Annual Report on Form 10-K for the year ended January 31, 2004. The Company evaluates the performance of these entities based on operating profit which is defined as income before income taxes, interest expense and other income and expenses. The Company has a small sales force in Canada and Europe who sell and distribute products shipped from the United States. The table below represents information about reported manufacturing segments for the six months noted therein:

                                                       Six Months Ended July 31,
                                                       (in millions of dollars)
                                                           2004         2003
                                                         -------      -------
Net Sales:
   North America                                         $  50.9      $  48.3
   China                                                     4.2          2.5
   Less inter-segment profit (loss)                         (5.4)        (3.7)
                                                         -------      -------
   Consolidated sales                                    $  49.7      $  47.1
                                                         =======      =======
Operating Profit:
   North America                                         $   3.7      $   2.6
   China                                                      .6           .4
   Less inter-segment profit (loss)                           --           --
                                                         -------      -------
   Consolidated profit                                   $   4.3      $   3.0
                                                         =======      =======
Identifiable Assets:
   North America                                         $  50.5      $  36.7
   China                                                     8.2          6.0
                                                         -------      -------
   Consolidated assets                                   $  58.7      $  42.7
                                                         =======      =======
Depreciation  and Amortization Expense:
   North America                                         $    .3      $    .3
   China                                                      .1           .1
                                                         -------      -------
   Consolidated depreciation expense                     $    .4      $    .4
                                                         =======      =======

10. Effects of Recent Accounting Pronouncements

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments that were accounted for as equity under previous guidance must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June15, 2003. The adoption of SFAS No. 150 did not have any impact on our consolidated financial statements for the six months ended July 31, 2004.

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

Item 2. LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

Six Months Ended July 31, 2004 Compared to the Six Months Ended July 31, 2003

      Net Sales. Net sales increased $2.6 million, or 5.0%, to $49.7 million for the six months ended July 31, 2004 from $47.1 million for the six months ended July 31, 2003. The increase was due primarily to an increase in our market share in our Tyvek(R)-based product lines. Increased sales were also driven by an improving U.S. economy which increased demand for our products, particularly in the industrial Tyvek(R) markets we serve, and increased demand for our chemical protective suits and fire turnout gear for Homeland Security purposes.

      Gross Profit. Gross profit increased $2 million, or 23.4%, to $10.8 million for the six months ended July 31, 2004 from $8.8 million for the six months ended July 31, 2003. Gross profit as a percent of net sales increased to 21.8% for the six months ended July 31, 2004 from 18.7% for the six months ended July 31, 2003, primarily because of cost reductions achieved by shifting production of additional Tyvek(R) -based products and chemical suits to China and Mexico. We have increasingly shifted and will continue to shift production to these lower-cost facilities.

      Operating Expenses. Operating expenses increased $.8 million, or 12.7%, to $6.6 million for the six months ended July 31, 2004 from $5.8 million for the six months ended July 31, 2003. As a percent of net sales, operating expenses increased to 13.7% for the six months ended July 31, 2004 from 12.4% for the six months ended July 31, 2003. The $0.8 million increase in operating expenses in the six months ended July 31, 2004 compared to the six months ended July 31, 2003 was principally due to an increase in freight of $.1 million, commissions of $.12 million, salaries of $.3 million, trade shows and travel and entertainment of $.13 million, currency fluctuation of $.05 million, license and fees of $.07 million and printing of $.08 million.

      Interest Expense. Interest decreased by $0.075 million for the six months ended July 31, 2004 compared to the six months ended July 31, 2003 due to the credit facility being paid in full on June 18, 2004, as a result of the completion of the Company's Secondary Stock Offering.

      Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense increased $0.3 million, or 39.4%, to $1.2 million for the six months ended July 31, 2004 from $0.9 million for the six months ended July 31, 2003. Our effective tax rate was 29.6% and 31.8% in the six months ended July 31, 2004 and 2003, respectively. Our effective tax rate varied from the federal statutory rate of 34% due primarily to lower foreign tax rates.

      Minority interest. Minority interest in net income of variable interest entities increased to $0.3 million for the six months ended July 31, 2004 as a result of our adoption on Financial Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," effective February 1, 2004. Subsequent to our adoption of FIN 46R, we determined that certain entities from which we lease real property and which are owned by related parties are variable interest entities governed by FIN 46R. As a result, these entities have been consolidated in our statement of income for the six months ended July 31, 2004.

      Net Income. Net income increased $0.7 million, or 38.5%, to $2.6 million for the six months ended July 31, 2004 from $1.9 million for the six months ended July 31, 2003. The increase in net income was the result of an increase in net sales and increased productivity as a result of shifts in production to our China facilities, partially offset by an increase in costs and expenses due to higher volumes of our products being sold.

Three Months Ended July 31, 2004 Compared to the Three Months Ended July 31,
2003

      Net Sales. Net sales decreased $.5 million, or 1.9%, to $22.8 million for the three months ended July 31, 2004 from $23.3 million for the three months ended July 31, 2003. The decrease was due primarily to the prior year period receiving the benefit of an estimated $1.5 million in SARS related sales that were not repeated in the current year period. The current year period sales also decreased due to an estimated $400,000 downturn in sales caused by the moving of our woven production facilities from the USA to China.

      Gross Profit. Gross profit increased $.2 million, or 3.6%, to $4.9 million for the three months ended July 31, 2004 from $4.7 million for the three months ended July 31, 2003. Gross profit as a percent of net sales increased to 21.3% for the three months ended July 31, 2004 from 20.2% for the three months ended July 31, 2003, primarily because of cost reductions achieved by shifting production of additional Tyvek(R) -based products and chemical suits to China and Mexico. We have increasingly shifted and will continue to shift production to these lower-cost facilities.

      Operating Expenses. Operating expenses remained relatively constant at $3.0 million for the three months ended July 31, 2004 and for the three months ended July 31, 2003 as cost savings continue. As a percent of net sales, operating expenses decreased to 13.1% for the three months ended July 31, 2004 from 13.8% for the three months ended July 31, 2003.

      Interest Expense. Interest expense decreased by .07 million to $.07 million for the three months ended July 31, 2004 from $.14 million the three months ended July 31, 2003 due to the payoff of the loan balance using funds received from the Company's Secondary Public Offering concluded on June 18, 2004.

      Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense increased $0.1 million, or 26.9%, to $0.5 million for the three months ended July 31, 2004 from $0.4 million for the three months ended July 31, 2003. Our effective tax rate was 26.9% and 27.7% in the three months ended July 31, 2004 and 2003, respectively. Our effective tax rate varied from the federal statutory rate of 34% due primarily to lower foreign tax rates.

      Minority interest. Minority interest in net income of variable interest entities increased to $.02 million for the three months ended July 31, 2004 as a result of our adoption on Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," effective February 1, 2004. Subsequent to our adoption of FIN 46R, we determined that certain entities from which we lease real property and which are owned by related parties are variable interest entities governed by FIN 46R. As a result, these entities have been consolidated in our statement of income for the three months ended July 31, 2004.

     Net Income. Net income increased $0.1 million, or 15.4%, to $1.1 million for the three months ended July 31, 2004 from $1.0 million for the three months ended July 31, 2003. The increase in net income was the result of increased productivity and decreased expenses as a result of shifts in production to our China facilities and reduced interest expense.

Liquidity and Capital Resources

Cash Flows

      As of July 31, 2004 we had cash and cash equivalents and marketable securities of $10.6 million and working capital of $48.7 million, an increase of $8.1 million and $26.9 million, respectively, from January 31, 2004. In May 2004, we extended the expiration date of our $18 million revolving credit facility to July 31, 2005. The increase in working capital at July 31, 2004 from January 31, 2004 was due primarily to the pay down of the loan balances on June 18, 2004 upon the completion of the Company's Secondary Stock Offering. Our primary sources of funds for conducting our business activities have been from cash flow provided by operations and borrowings under our credit facilities described below and the cash received from the above mentioned offering. We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

     Net cash provided by operating activities of $1.0 million for the six months ended July 31, 2004 was due primarily to net income from operations of $2.6 million, a decrease in accounts receivable of $.5 million and a decrease in other assets of $.4 million, offset in part by an increase in inventories of $2.9 million. Net cash provided by operating activities of $3.9 million for the six months ended July 31, 2003 was primarily attributable to net income from operations of $1.9 million and a decrease in inventories of $2.7 million, offset in part by an increase in accounts payable of $.7 million and a decrease in accounts receivable of $1.3 million.

      Net cash used in investing activities of $4.9 million and $0.6 million in the six months ended July 31, 2004 and 2003, respectively, was due to purchases of property and equipment and the purchase of marketable securities.

      Net cash provided by financing activities of $7.6 million in the six months ended July 31, 2004 and net cash used by financing activities of $2.7 million in the six months ended July 31, 2003 was primarily attributable to the proceeds from the secondary public offering and the payoff on June 18, 2004 of the revolving credit facility balance and repayments under our credit facilities.

Credit Facilities

      We currently have two credit facilities:

            o an $18 million revolving credit facility, under which we had no borrowings outstanding as of July 31, 2004; and

            o a $3 million revolving credit facility (the availability of which reduces incrementally over its 3-year term), under which we had no borrowings outstanding as of July 31, 2004.

      Our $18 million revolving credit facility permits us to borrow up to the lower of $18 million or a borrowing base determined by reference to a percentage of our eligible accounts receivable and inventory. Our $18 million revolving credit facility now expires on July 31, 2005, and was classified as a long-term liability on our balance sheet at April 30, 2004. Borrowings under this revolving credit facility bear interest at the London Interbank

Offering Rate (LIBOR) plus 2% and were approximately $16.8 million at January 31, 2004. As of July 31, 2004, we had $18 million of borrowing availability under this revolving credit facility, since the outstanding balance was paid in full on June 18, 2004.

      In January 2004, we entered into a new 3-year $3 million revolving credit facility which expires on January 21, 2007. Availability under this facility decreases from $3 million by $83,333 each month over the 3-year term and is also subject to the borrowing base limitation discussed above in connection with our $18 million revolving credit facility. Borrowings under this revolving credit facility bear interest at LIBOR plus 2.5%. We did not have any borrowings outstanding under this facility at July 31, 2004. As of July 31, 2004, we had $2.58 million of borrowing availability under this revolving credit facility.

      Our credit facilities require that we comply with specified financial covenants relating to interest coverage, debt coverage, minimum consolidated net worth, and earnings before interest, taxes, depreciation and amortization. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our credit facilities. As of July 31, 2004, we were in compliance with all covenants contained in our credit facilities.

      We believe that cash flow from operations and the cash received from the Company's secondary stock offering, along with borrowing availability under our $18 million revolving credit facility and our $3 million revolving credit facility will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months. Historically, we have been able to renew our primary credit facility on acceptable terms, but there can be no assurance that such financing will continue to be available after its current expiration or that any renewal will be on terms as favorable as our current facility.

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

      During the quarter ended July 31, 2004, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during fiscal 2005.

PART II. OTHER INFORMATION

Items 1 - 3 and 5 are not applicable.

Item 2. On June 18, 2004 the Company concluded its secondary public stock offering issuing an additional 1,100,00 shares of common stock. Only July 1, 2004 the underwriter exercised its over allotment option whereby the Company issued an additional 180,750 shares of common stock. After deducting underwriting discounts and commissions and the offering expenses, the net proceeds from the offering to the Company were approximately $24.4 million.

            The Company has used proceeds from the offering to repay debt of $16.6 million under the Company's $18 million revolving credit facility. The remaining $7.8 million of the proceeds to the Company from offering are invested in cash investments and short-term investment grade debt securities. The Company anticipates using the balance of the proceeds from the offering for general corporate purposes.

Item 4.     Submission of Matters to a Vote of Security Holders

            The annual meeting of shareholders of the Company (the "Annual Meeting") was held on June 16, 2004 in Ronkonkoma, New York. The Company had 3,273,925 shares of common stock outstanding as of April 23, 2004, the record date for the Annual Meeting.

Proposal 1 - Election of Directors

            The candidates listed below were duly elected to the Board of Directors at the Annual Meeting by the tally indicated.

            Candidate               Votes in Favor    Votes Withheld
            ---------               --------------    --------------
            Raymond J. Smith             3,177,142            49,973
            Walter J. Raleigh            3,203,326            23,789

Proposal 2 - Ratification of Auditors for fiscal 2005:

                                         Votes in Favor  Votes Withheld  Abstain
                                         --------------  --------------  -------
            Pricewaterhouse Coopers LLP       3,218,263           7,614    1,238

Item 6.     Exhibits and Reports on Form 8-K:

            a - 10.6 Lease dated July 1, 2004 between Lakeland Industries, Inc. and JBJ Realty.

            b - On May 20, 2004, the Company filed a Form 8-K, under Item 5, relating to renewal of its commercial line of credit and record sales for the first quarter ended April 30, 2004.

                  On May 27, the Company filed a Form 8-K for the purpose of furnishing under Items 5 and 7 a press release reporting guidance for fiscal year 2005.

                  On June 14, 2004, the Company filed a Form 8-K for the purpose of furnishing under Items 7 and 12 a press release announcing results of operations for the 1st Quarter ended April 30, 2004.

                  On June 17, 2004, the Company filed a Form 8-K for the purpose of furnishing under Items 5 and 7 a press release announcing the Company's public offering of 1,100,000 shares of common stock, plus up to an additional 180,750 shares upon exercise of an over allotment option.

                         __________SIGNATURES__________

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

                                        LAKELAND INDUSTRIES, INC.
                                        -------------------------
                                              (Registrant)


Date: September 13, 2004                /s/ Christopher J. Ryan
                                        ------------------------------
                                        Christopher J. Ryan,
                                        Chief Executive Officer, President
                                        Secretary and General Counsel
                                        (Principle Executive Officer and
                                        Authorized Signatory)


Date: September 13, 2004                /s/ James M. McCormick
                                        ------------------------------
                                        James M. McCormick,
                                        Chief Financial Officer and Treasurer
                                        (Principal Accounting Officer and
                                        Authorized Signatory)