Form 10-Q
period 2004-10-31
LAKELAND INDUSTRIES INC
filed 2004-12-15
CIK 798081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2004
                                       ----------------

                                       OR

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to_______________

Commission File Number:  0-15535

                            LAKELAND INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                     13-3115216
------------------------------             -------------------------------------
   (State of incorporation)                 (IRS Employer Identification Number)

             711 Koehler Avenue, Suite 2, Ronkonkoma, New York 11779
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

                                         YES  [ ]    NO  [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Common Stock, $.01 par value, outstanding at December 13, 2004 -
                               4,560,885 shares.

                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

      The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:

Item 1.   Financial Statements (unaudited):

                                                                                                         Page
                                                                                                         ----
          Introduction .....................................................................................1

          Condensed Consolidated Balance Sheets October 31, 2004 and January 31, 2004.......................2

          Condensed Consolidated Statements of Income for the

          Nine Months and for the Three Months Ended October 31, 2004 and 2003..............................3

          Condensed Consolidated Statement of Stockholders' Equity - Nine Months Ended October 31, 2004.....4

          Condensed Consolidated Statements of Cash Flows - Nine Months Ended October 31, 2004

          and 2003..........................................................................................5

          Notes to Condensed Consolidated Financial Statements..............................................6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations............11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......................................16

Item 4.   Controls and Procedures .........................................................................16

PART II - OTHER INFORMATION:

Item 6.   Exhibits and Reports on Form 8-K ................................................................16

Signature Page.............................................................................................17

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

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

       ASSETS                                                  October 31,     January 31,
                                                                  2004            2004
                                                               (Unaudited)
Current assets:
Cash and cash equivalents ..................................   $ 4,844,215     $ 2,445,271
Marketable Securities ......................................     5,894,303              --
Accounts receivable, net of allowance for
  doubtful accounts of $323,000 at October 31, 2004 and
  at January 31, 2004 ......................................    13,757,055      12,570,320
Inventories, net of reserves of  $562,000 at October 31,2004
 and $417,000 at January 31, 2004 ..........................    28,641,185      26,265,807
Deferred income taxes ......................................       790,272         790,272
Other current assets .......................................       778,393       1,213,104
                                                               -----------     -----------
           Total current assets ............................    54,705,423      43,284,774
Property and equipment, net of accumulated
  depreciation of $5,080,000 at October 31, 2004
  and $4,511,000 January 31, 2004 ..........................     5,060,568       3,921,308

Other assets ...............................................        74,422          97,745
                                                               -----------     -----------
                                                               $59,840,413     $47,303,827
                                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ...........................................   $ 3,099,376     $ 3,461,353
Borrowings under revolving credit facility .................            --      16,784,781
Accrued expenses and other current liabilities .............     1,492,289       1,263,044
                                                               -----------     -----------
      Total current liabilities ............................     4,591,665      21,509,178
Other long-term liabilities ................................       534,647         517,147
Deferred income taxes ......................................       250,532         250,532
Minority interest in Variable Interest Entities ............     1,254,793              --

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par; authorized
  1,500,000 shares (none issued)
Common stock, $.01 par; authorized
  10,000,000 shares; issued and outstanding
  4,560,885 and 3,273,925 shares at October 31, 2004
      and at January 31, 2004, respectively ................        45,609          32,739
Additional paid-in capital .................................    36,273,046      11,862,461
Retained earnings ..........................................    16,890,121      13,131,770
                                                               -----------     -----------
      Total stockholders' equity ...........................    53,208,776      25,026,970
                                                               -----------     -----------
                                                               $59,840,413     $47,303,827
                                                               ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       October 31,                     October 31,
                                                   2004            2003            2004            2003
                                               ------------    ------------    ------------    ------------
Net sales ..................................   $ 22,416,174    $ 21,332,430    $ 72,099,366    $ 68,447,260

Cost of goods sold .........................     17,491,311      16,831,208      56,333,000      55,156,892
                                               ------------    ------------    ------------    ------------

Gross profit ...............................      4,924,863       4,501,222      15,766,366      13,290,368

Operating expenses .........................      2,923,614       3,034,538       9,500,598       8,867,638
                                               ------------    ------------    ------------    ------------

Operating profit ...........................      2,001,249       1,466,684       6,265,768       4,422,730

Other income, net ..........................         15,291          14,417          25,600          59,643

Interest expense ...........................           (568)       (118,650)       (207,025)       (399,647)
                                               ------------    ------------    ------------    ------------

Income before income taxes .................      2,015,972       1,362,451       6,084,343       4,082,726

Provision for income taxes .................        698,400         492,171       1,904,400       1,358,000
                                               ------------    ------------    ------------    ------------

Income before minority interest ............      1,317,572         870,280       4,179,943       2,724,726

Minority interest in net income of variable

  interest entities ........................        127,186              --         421,592              --

                                               ------------    ------------    ------------    ------------

Net income .................................   $  1,190,386    $    870,280    $  3,758,351    $  2,724,726
                                               ============    ============    ============    ============

Net income per common share*:

      Basic ................................   $        .26    $        .27    $        .96    $        .83
                                               ============    ============    ============    ============

      Diluted ..............................   $        .26    $        .27    $        .96    $        .83
                                               ============    ============    ============    ============

Weighted average common shares outstanding*:

      Basic ................................      4,560,885       3,268,991       3,899,932       3,268,351
                                               ============    ============    ============    ============

      Diluted ..............................      4,562,436       3,274,429       3,904,009       3,274,480
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

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                       Nine months ended October 31, 2004

                                                           Additional
                                       Common Stock          Paid-in      Retained
                                   Shares       Amount       Capital      Earnings        Total
Balance, January 31, 2004         3,273,925   $   32,739   $11,862,461   $13,131,770   $25,026,970

Exercise of Stock Options             6,210           62        54,370            --        54,432

Proceeds from Secondary

Stock offering, net of expenses   1,280,750       12,808    24,356,215            --    24,369,023

Net Income                                                                 3,758,351     3,758,351
                                  ---------   ----------   -----------   -----------   -----------

Balance, October 31,2004          4,560,885   $   45,609   $36,273,046   $16,890,121   $53,208,776
                                  =========   ==========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                   October 31,
                                                               2004           2003
                                                               ----           ----
Cash Flows from Operating Activities:
Net income .............................................   $  3,758,351    $ 2,724,726
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Reserve for inventory obsolescence ...................        145,000         60,000
  Provision for bad debts ..............................             --        (20,000)
  Depreciation and amortization ........................        687,617        602,555
Increase in accounts receivable ........................     (1,186,735)    (1,750,738)
(Increase) decrease in inventories .....................     (2,520,378)     1,239,778
(Increase) decrease in other assets ....................        458,034       (335,081)
(Decrease) increase in accounts payable, accrued
  expenses and other liabilities .......................        (13,219)       180,761
                                                           ------------    -----------
Net cash provided by operating
  activities ...........................................      1,328,670      2,702,001
                                                           ------------    -----------

Cash Flows from Investing Activities:
Purchases of property and equipment ....................       (674,097)      (880,886)
Purchase of marketable securities ......................     (5,894,303)            --
                                                           ------------    -----------
Net cash used in investing activities ..................     (6,568,400)      (880,886)
                                                           ------------    -----------

Cash Flows from Financing Activities:
Proceeds from exercise of stock options ................         54,432         20,000
Proceeds from secondary stock offering .................     24,369,023             --
Repayments under loan agreements .......................    (16,784,781)      (848,072)
                                                           ------------    -----------
Net cash provided by (used in) financing activities ....      7,638,674       (828,072)
                                                           ------------    -----------

Net increase in cash ...................................      2,398,944        993,043
Cash and cash equivalents at beginning of period .......      2,445,271      1,474,135
                                                           ------------    -----------
Cash and cash equivalents at end of period .............   $  4,844,215    $ 2,467,178
                                                           ============    ===========

   The accompanying notes are an integral part of these financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Business

      Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, manufactures and sells a comprehensive line of safety garments accessories for the industrial protective clothing market. The principal market for our products is the United States. No customer accounted for more than 10% of net sales during the nine month periods ended October 31, 2004 and 2003, respectively.

2.    Basis of Presentation

      The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2004.

      The results of operations for the nine and three month periods ended October 31, 2004 and 2003, respectively, are not necessarily indicative of the results to be expected for the full year.

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

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities, in which an investor is subject to a majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the variable interest entity's residual returns. This interpretation also provides guidance with respect to the disclosure of variable interest entities in which an investor maintains an interest but is not required to consolidate. The provisions of the interpretation were effective immediately for all variable interest entities created after January 31, 2003, or in which we obtain an interest after that date. In December 2003, the FASB issued a revision to this pronouncement, FIN 46R, which clarified certain provisions and modified the effective date from October 1, 2003 to March 15, 2004 for variable interest entities created before February 1, 2003. The two entities which lease property to the Company and are owned by related parties, which have now been consolidated in our financial statements are River Group Holding Co., L.L.P. and POMS Holding Co. The owners of these entities are directors and officers of Lakeland. Under FIN 46, it is likely that leases between an entity and its related parties would be considered a variable interest, even if there is no residual value guarantee or purchase option. The FASB staff's view is that these elements are implied in a related-party lease even though they may not be explicitly stated in the lease agreement.

      There are no variable interest entities in which we hold a variable interest but we are not the primary beneficiary.

      Effective February 1, 2004 we adopted this pronouncement. As a result, certain entities which leased property to the Company and are owned by related parties were determined to be Variable Interest Entities and have been consolidated since the Company's April 30, 2004 quarterly financial statements. This consolidation had no impact on our net income and resulted in increases at October 31, 2004 in cash of $0.06 million, property and equipment, net of $1.2 million, and minority interest of $1.3 million. Creditors, or beneficial interest holders, of the consolidated variable interest entities have no recourse to the general credit of the Company.

      We account for marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". We determine the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluate such classification as of each balance sheet date. At October 31, 2004 all our investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value which does not significantly differ from cost.

4.    Inventories:

Inventories consist of the following:

                                         October 31,   January 31,
                                             2004          2004
                                             ----          ----
             Raw materials ...........   $10,699,541   $10,868,816
             Work-in-process .........     2,571,358     2,279,444
             Finished Goods ..........    15,370,286    13,117,547
                                         -----------   -----------
                                         $28,641,185   $26,265,807
                                         ===========   ===========

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in-first-out basis) or market.

5.    Earnings Per Share:

      On June 18, 2004 we concluded a secondary public stock offering issuing an additional 1,100,000 shares of common stock. On July 1, 2004 the underwriter exercised its over-allotment option whereby we issued an additional 180,750 shares of common stock.

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

      The following table sets forth the computation of basic and diluted earnings per share at October 31, adjusted, retroactively, for the 10% Stock dividends to Shareholders on July 31, 2003 and 2002, respectively:

                                                  Three Months Ended         Nine Months Ended
                                                       October 31,               October 31,
                                                   2004         2003         2004         2003
                                                   ----         ----         ----         ----
Numerator
     Net income                                 $1,190,386   $  870,280   $3,758,351   $2,724,726
                                                ==========   ==========   ==========   ==========
Denominator
     Denominator for basic earnings per share
                    (Weighted-average shares)    4,560,885    3,268,991    3,899,932    3,268,351

     Effect of dilutive securities:
               Stock options                         1,551        5,438        4,077        6,129
                                                ----------   ----------   ----------   ----------
Denominator for diluted earnings per share
     (adjusted weighted-average shares)          4,562,436    3,274,429    3,904,009    3,274,480
                                                ==========   ==========   ==========   ==========
     Basic earnings per share                   $     0.26   $     0.27   $     0.96   $     0.83
                                                ==========   ==========   ==========   ==========
     Diluted earnings per share                 $     0.26   $     0.27   $     0.96   $     0.83
                                                ==========   ==========   ==========   ==========

      Options to purchase 1,210 shares of the Company's common stock have been excluded for the nine months ended October 31, 2003, as their inclusion would be antidilutive.

6.    Revolving Credit Facility

At October 31, 2004, the balance outstanding under our $18 million revolving credit facility amounted to $0. The balance had been paid in full on June 18, 2004 using the proceeds from our June 18, 2004 Secondary Stock Offering. This credit facility, which is subject to borrowings based on a percentage of eligible accounts receivable and inventory, as defined, was set to expire on July 31, 2004; however, in May 2004 it was extended through July 31, 2005. Borrowings under the facility bear interest at a rate per annum equal to LIBOR plus 2%. In January 2004, we entered into a new 3-year $3 million revolving credit facility which expires on January 31, 2007. Availability under this facility decreases from $3 million by $83,333 each month over the 3-year term, and is also subject to the borrowing base limitation discussed above in connection with the $18 million revolving credit facility. Borrowings under this revolving credit facility bear interest at LIBOR plus 2.5%. There were no borrowings outstanding under either facility at October 31, 2004.The credit facilities are collateralized by substantially all of the assets of the Company. The credit facilities contain financial covenants, including, but not limited to, minimum levels of earnings and maintenance of minimum tangible net worth and certain other ratios at all times, with respect to which the Company was in compliance at October 31, 2004.

7.    Major Supplier

      We purchased approximately 74.7% of our raw materials from one supplier during the nine-month period ended October 31, 2004. We expect this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; however, our competitive position in the marketplace could be adversely affected.

8.    Stock Based Compensation

      We have adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In compliance with SFAS 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its employee stock-based compensation plans. We have also adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Base Compensation - Transition and Disclosure." This pronouncement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. If we had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123, the effect on the Company's net income and earnings per share as reported would be reduced for the quarters ended October 31, 2004 and 2003 to the pro forma amounts indicated below:

                                             Three Months Ended          Nine Months Ended
                                                  October 31,               October 31,
                                               2004         2003         2004         2003
                                               ----         ----         ----         ----
Net income as reported                      $1,190,386   $  870,280   $3,758,351   $2,724,726

Less:

Option expense based on fair value method           --           --       11,186       27,946
                                            ----------   ----------   ----------   ----------
      Pro forma                             $1,190,386   $  870,280   $3,747,165   $2,696,780
                                            ==========   ==========   ==========   ==========
Basic earnings per common share
      As reported                           $     0.26   $     0.27   $     0.96   $     0.83
                                            ==========   ==========   ==========   ==========
      Pro forma                             $     0.26   $     0.27   $     0.96   $     0.83
                                            ==========   ==========   ==========   ==========
Diluted earnings per common share
      As reported                           $     0.26   $     0.27   $     0.96   $     0.83
                                            ==========   ==========   ==========   ==========
      Pro forma                             $     0.26   $     0.27   $     0.96   $     0.82
                                            ==========   ==========   ==========   ==========

      The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the quarters and nine months ended October 31, 2004 and 2003: expected volatility of 87% and 60%, respectively; risk-free interest rate of 3.6% and 2.93%, respectively; expected dividend yield of 0.0%; and expected life of six years. All stock-based awards were fully vested at October 31, 2004 and 2003. Earnings per share have been adjusted to reflect the 10% stock dividends to stockholders of record as of July 31, 2003 and 2002.

9.    Manufacturing Segment Data

      Domestic and international sales are as follows in millions of dollars:

                    Three Months Ended             Nine Months Ended
                         October 31,                  October 31,
                    2004           2003           2004           2003
                    ----           ----           ----           ----

Domestic        $20.5  91.5%   $17.8  83.2%   $66.1  91.7%   $62.3  90.9%

International     1.9   8.5%     3.6  16.8%     6.0   8.3%     6.2   9.1%
                -----  ----    -----  ----    -----  ----    -----  ----

Total           $22.4   100%   $21.4   100%   $72.1   100%   $68.5   100%
                =====  ====    =====  ====    =====  ====    =====  ====

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Decatur, Alabama (primarily disposables, chemical suit and glove production and distribution of the bulk of our products), Celaya, Mexico (primarily disposable, chemical suit, and glove production) and St. Joseph, Missouri (primarily woven products). We also maintain three manufacturing facilities in China (primarily disposable and chemical suit production). Our China facilities and our Decatur, Alabama facility produce the majority of the Company's products. The accounting policies of these operating entities are the same as those described in Note 1 to the Company's Annual Report on Form 10-K for the year ended January 31, 2004. We evaluate the performance of these entities based on operating profit which is defined as income before income taxes, interest expense and other income and expenses. We have a small sales force in Canada and Europe who sell and distribute products shipped from the United States, Mexico or China. The table below represents information about reported manufacturing segments for the three and nine months noted therein:


                                                               Three Months Ended             Nine Months Ended
                                                                    October 31                   October 31,
                                                             (in millions of dollars)      (in millions of dollars)

                                                                    2004     2003                 2004     2003
                                                                    ----     ----                 ----     ----
Net Sales:

    North America                                                  $25.2    $23.8                $76.1    $72.1

    China                                                            1.4      1.1                  5.6      3.6

    Less inter-segment sales                                        (4.2)    (3.5)                (9.6)    (7.2)
                                                                   -----    -----                -----    -----

    Consolidated sales                                             $22.4    $21.4                $72.1    $68.5
                                                                   =====    =====                =====    =====

Operating Profit:

    North America                                                  $ 1.9    $ 1.1                $ 5.6    $ 3.7

    China                                                             .2       .3                   .8       .7

    Less inter-segment profit (loss)                                 (.1)      --                  (.1)      --
                                                                   -----    -----                -----    -----

    Consolidated profit                                            $ 2.0    $ 1.4                $ 6.3    $ 4.4
                                                                   =====    =====                =====    =====
Identifiable Assets (at Balance Sheet date or change
during quarter):

    North America                                                  $ 1.1    $ 1.9                $51.6    $38.6

    China                                                             .1       .3                  8.2      6.3
                                                                   -----    -----                -----    -----

    Consolidated assets                                            $ 1.2    $ 2.2                $59.8    $44.9
                                                                   =====    =====                =====    =====

Depreciation  and Amortization Expense:

    North America                                                  $ .13    $ .10                $ .43    $ .40

    China                                                            .16      .10                  .26      .20
                                                                   -----    -----                -----    -----

    Consolidated depreciation expense                              $ .29    $ .20                $ .69    $ .60
                                                                   =====    =====                =====    =====

10.   Effects of Recent Accounting Pronouncements

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments that were accounted for as equity under previous guidance must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock; certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June15, 2003. The adoption of SFAS No. 150 did not have any impact on our consolidated financial statements for the nine months ended October 31, 2004.

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

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities ("VIE"), in which an investor is subject to a majority of the risk of loss from the VIE's activities, or is entitled to receive a majority of the VIE's residual returns. This interpretation also provides guidance with respect to the disclosure of VIEs in which an investor maintains an interest but is not required to consolidate. The provisions of the interpretation are effective immediately for all VIEs created after January 31, 2003, or in which we obtain an interest after that date. In October 2003, the FASB issued a revision to this pronouncement, FIN 46R, which clarified certain provisions and modified the effective date from October 1, 2003 to March 15, 2004 for variable interest entities created before February 1, 2003. The Company has adopted this pronouncement as of February 1, 2004. The two entities which lease property to the Company and are owned by related parties, which were consolidated in our financial statements are River Group Holding Co., L.L.P. and POMS Holding Co. Ownership of these entities is held by of directors and officers of Lakeland. Under FIN 46, it is likely that leases between an entity and its related parties would be considered a variable interest, even if there is no residual value guarantee or purchase option. The FASB staff's view is that these elements are implied in a related-party lease even though they may not be explicitly stated in the lease agreement.

      There are no variable interest entities in which we hold a variable interest but we are not primary beneficiary.

      In December 2003, the FASB issued a revised SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" to improve financial statement disclosures for defined benefit plans. The Company has adopted SFAS No. 132 and disclosure requirements as described in Note 7 to the Company's Annual Report on Form 10-K for the year ended January 31, 2004. Interim disclosures of net pension costs are not material.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

      You should read the following summary together with the more detailed business information and consolidated financial statements and related notes that appeared in Form 10-K and Annual Report and in the documents that were incorporated by reference into Form 10-K for the year ended January 31, 2004. This document may contain certain "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements.

                                    Overview

      We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing market. Our products are sold by our in-house sales force and independent sales representatives to a network of over 800 safety and mill supply distributors. These distributors in turn supply end user industrial customers such as chemical/petrochemical, automobile, steel, glass, construction, smelting, janitorial, pharmaceutical and high technology electronics manufacturers, as well as hospitals and laboratories. In addition, we supply federal, state and local governmental agencies and departments such as fire and police departments, airport crash rescue units, the Department of Defense, Central Intelligence Agency, Federal Bureau of Investigation, U.S. Secret Service and the Centers for Disease Control.

      We have operated manufacturing facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. We are in the early stages of moving production of our reusable woven garments and gloves to these facilities and expect to complete this process by the fourth quarter of fiscal 2005. As a result, we expect to see profit margin improvements for these product lines as well.

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

      Revenue Recognition. We derive our sales primarily from our limited use/disposable protective clothing and secondarily from its sales of high-end chemical protective suits, fire fighting and heat protective apparel, gloves and arm guards, and reusable woven garments. Sales are recognized when goods are shipped to our distributors at which time title and the risk of loss passes to the customer. Sales are reduced for sales returns and allowances. Payment terms are generally net 30 days for United States sales and net 90 days for international sales. Sales are made to third party distributors. Terms are FOB shipping point. There is no right of return on the sale of products. Our return authorization is required before products can be returned. Such return authorizations are determined on a case by case basis.

      Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts to provide for accounts receivable that may not be collectible. In establishing the allowance for doubtful accounts, we analyze the collectibility of individual large or past due accounts customer-by-customer. We establish reserves for accounts that we determine to be at risk, including with few exceptions, domestic customer accounts over 90 days in arrears. Additionally, we consider our historical bad debt experience and current economic trends in evaluating whether to establish an allowance for a particular account. Our collection history has been excellent and write-offs have been minimal. We collect the majority (approximately 90% to 95%) of our receivables in 60 days after each year end.

      Inventories. Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (computed on a standard cost basis, which approximates average cost) or market. Provision is made for slow-moving, obsolete or unusable inventory. We evaluate a need for inventory provisions by evaluating both the net realizable value of its inventory based on recent product sales as well as evaluating slow moving inventory based on inventory turns by product. Write-offs of inventory have not exceeded reserves established.

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

      In fiscal 2004, as a result of our decision to move a portion of our reusable woven garment assembly from the United States to China, we reviewed this portion of our business for impairment. An impairment was calculated based on estimating the fair value, utilizing a discounted cash flow analysis, resulting in an impairment charge of $0.2 million. We have no remaining goodwill recorded as of January 31, 2004.

      Self-Insured Liabilities. We have a self-insurance program for certain employee healthcare benefits. The cost of such benefits is recognized as an expense based on claims filed in each reporting period plus an estimate of claims incurred but not reported (IBNR) during such period. Our IBNR claims are based on historical trends of claims received. The actual claims paid did not significantly differ from the respective year end accrual amounts. The plan provides that we pay the first $30,000 of claims per employee. We have obtained insurance for excess claims from $30,001 to $1 million per employee, with total aggregate annual claim insurance capped at $1.5 million and this cap has never been exceeded. We record such insurance premiums as incurred.

Item 2. LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Significant Balance Sheet Fluctuation October 31, 2004 as compared to January 31, 2004

Balance Sheet Accounts. The increase in cash, cash equivalents and marketable securities and the decrease in the current portion of long-term liabilities is the direct result of funds received from the Company's secondary public offering and the payoff of our credit facility balance on June 18, 2004. Accounts receivable increased due to increased sales. Inventories increased as we build our finished goods inventory for our seasonally strong fourth and first quarters for fiscal 2005 and 2006. We also built raw material reserves due to an anticipated increase in the cost of these raw materials. Plant property and equipment increased as a result of adopting FIN 46R in which we recorded $1.2 million of buildings in our consolidation of variable interest entities.

Nine Months Ended October 31, 2004 Compared to the Nine Months Ended October 31, 2003

      Net Sales. Net sales increased $3.6 million, or 5.3%, to $72.1 million for the nine months ended October 31, 2004 from $68.5 million for the nine months ended October 31, 2003. The increase was due primarily to an increase in our market share in our Tyvek(R)-based product lines. Increased sales were also driven by an improving U.S. economy which increased demand for our products, particularly in the industrial Tyvek(R) markets we serve, and increased demand for our chemical protective suits and fire turnout gear for Homeland Security purposes.

      Gross Profit. Gross profit increased $2.5 million, or 18.6%, to $15.8 million for the nine months ended October 31, 2004 from $13.3 million for the nine months ended October 31, 2003. Gross profit as a percent of net sales increased to 21.9% for the nine months ended October 31, 2004 from 19.4% for the nine months ended October 31, 2003, primarily because of cost reductions achieved by shifting production of additional Tyvek(R)-based products and chemical suits to China and Mexico. We have increasingly shifted and will continue to shift production to these lower-cost facilities.

      Operating Expenses. Operating expenses increased $.6 million, or 7.1% to $9.5 million for the nine months ended October 31, 2004 from $8.9 million for the nine months ended October 31, 2003. As a percent of net sales, operating expenses increased to 13.2% for the nine months ended October 31, 2004 from 12.9% for the nine months ended October 31, 2003. The $.6 million increase in operating expenses in the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003 was principally due to an increase in:

      o     Salaries of $0.4 million

      o     Freight of $0.2 million

      o     Sales Commissions of $0.08 million

      o     Sales related expenses of $0.08 million

      o     Currency Fluctuations of $0.07 million

      o     Licenses and Fees of $0.07 million

      o     Advertising Expenses of $0.05 million

      o     Consulting Fees of $0.04 million

which above increases of $0.99 million were offset by:

o     a minority interest reclassification of $0.4 million,

leaving a net increase of $0.6 million.

Interest Expense. Interest expense decreased by $.2 million for the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003 because we paid off our credit facility in full on June 18, 2004, from the proceeds of our Secondary Stock Offering.

      Income Tax Expense. Income tax expenses consist of federal, state and foreign income taxes. Income tax expense increased $.5 million, or 40%, to $1.9 million for the nine months ended October 31, 2004 from $1.4 million for the nine months ended October 31, 2003. Our effective tax rate was 31.3% and 33.3% in the nine months ended October 31, 2004 and 2003, respectively. Our effective tax rate varied from the federal statutory rate of 34% due primarily to lower foreign tax rates.

      Minority interest. Minority interest in net income of variable interest entities increased to $.4 million for the nine months ended October 31, 2004 as a result of our adoption on Financial Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," effective February 1, 2004. Subsequent to our adoption of FIN 46R, we determined that certain entities from which we lease real property and which are partially owned by related parties are variable interest entities governed by FIN 46R. As a result, these entities have been consolidated in our statement of income for the nine months ended October 31, 2004.

      Net Income. Net income increased $1.1 million, or 38%, to $3.8 million for the nine months ended October 31, 2004 from $2.7 million for the nine months ended October 31, 2003. The increase in net income was the result of an increase in net sales and increased productivity as a result of shifts in production to our China facilities, partially offset by an increase in cost and expenses due to higher volumes of our products being sold.

      Three Months Ended October 31, 2004 Compared to the Three Months Ended October 31, 2003

      Net Sales. Net sales increased $1.1 million, or 5%, to $22.4 million for the three months ended October 31, 2004 from $21.3 million for the three months ended October 31, 2003. The increase was due primarily to an increase of $1.0 million in our chemical and disposable products sold and an increase of $.3 million in sales of disposable products in our UK subsidiary. This was partially offset by a decrease in our woven goods sales of $.2 million, due to a manufacturing relocation, as mentioned last quarter.

      Gross Profit. Gross profit increased $.4 million, or 9.4%, to $4.9 million for the three months ended October 31, 2004 from $4.5 million for the three months ended October 31, 2003. Gross profit as a percent of net sales increased to 21.9% for the three months ended October 31, 2004 from 21.1% for the three months ended October 31, 2003, primarily because of cost reductions achieved by shifting production of additional Tyvek(R)-based products and chemical suits to China and Mexico. We have increasingly shifted and will continue to shift production to these lower-cost facilities.

      Operating Expenses. Operating expenses remained relatively constant at approximately $3 million for the three months ended October 31, 2004 and for the three months ended October 31, 2003 as cost savings continue. As a percent of net sales, operating expenses decreased to 13% for the three months ended October 31, 2004 from 14.2% for the three months ended October 31, 2003, as sales increased without a corresponding increase in expenses.

      Interest Expense. Interest expense decreased by $ .1 million for the three months ended October 31, 2004 compared to the three months ended October 31, 2003 because we paid off our credit facilities from the proceeds of our Secondary Public Offering.

      Income Tax Expense. Income tax expenses consist of federal, state and foreign income taxes. Income tax expense increased $.2 million, or 41.9% to $.7 million for the three months ended October 31, 2004 from $.5 million for the three months ended October 31, 2003. Our effective tax rate was 34.6% and 36.1% in the three months ended October 31, 2004 and 2003, respectively. Our effective tax rate varied from the federal statutory rate of 34% due to higher US income than foreign income during the period and the effect of various state income taxes.

      Minority interest. Minority interest in net income of variable interest entities increased to $.1 million for the three months ended October 31, 2004 as a result of our adoption on Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," effective February 1, 2004. Subsequent to our adoption of FIN 46R, we determined that certain entities from which we lease real property and which are partially owned by related parties are variable interest entities governed by FIN 46R. As a result, these entities have been consolidated in our statement of income for the three months ended October 31, 2004.

      Net Income. Net income increased $.3 million, or 36.8% to $1.2 million for the three months ended October 31, 2004 from $.9 million for the three months ended October 31, 2003. The increase in net income was the result of increased productivity as a result of shifts in production to our China facilities, flat operating expenses, and an increase in net sales and reduced interest expenses.

      Liquidity and Capital Resources

Cash Flows

      As of October 31, 2004 we had cash and cash equivalents and marketable securities of $10,739,000 and working capital of $50,114,000, an increase of $8,293,000 and $21,776,000, respectively, from January 31, 2004. In May 2004, we extended the expiration date of our $18 million revolving credit facility to July 31, 2005. The increase in working capital at October 31, 2004 from January 31, 2004 was due primarily to the repayment of our credit facilities on June 18, 2004 with the proceeds of our Secondary Stock Offering. Our primary sources of funds for conducting our business activities have been from cash flow provided by operations and the cash received from the above mentioned stock offering. We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

      Net cash provided by operating activities of $1.3 million for the nine months ended October 31, 2004 was due primarily to net income from operations of $3.8 million, a decrease in other assets of $.5 million, offset in part by an increase in inventories of $2.4 million and an increase in accounts receivable of $1.2 million. Net cash provided by operating activities of $2.7 million for the nine months ended October 31, 2003 was primarily attributable to net income from operations of $2.7 million, a decrease in inventories of $1.3 million, and a decrease in accounts payable of $.2 million, offset in part by an increase in other assets of $0.3 million and a decrease in accounts receivable of $1.8 million.

      Net cash used in investing activities of $6.6 million and $1 million in the nine months ended October 31, 2004 and 2003, respectively, was due to purchases of property and equipment and the purchase of marketable securities.

      Net cash provided by financing activities of $7.6 million in the nine months ended October 31, 2004 and net cash used in financing activities of $.8 million in the nine months ended October 31, 2003 was primarily attributable to the proceeds from the secondary public offering and the payoff on June 18, 2004 of our revolving credit facilities, and the repayment on the loan agreement in the 2003 period.

Credit Facilities

      We currently have two credit facilities:

            o an $18 million revolving credit facility, under which we had no borrowings outstanding as of October 31, 2004; and

            o a $3 million revolving credit facility (the availability of which reduces incrementally over its 3-year term), under which we had no borrowings outstanding as of October 31, 2004.

      Our $18 million revolving credit facility permits us to borrow up to the lower of $18 million or a borrowing base determined by reference to a percentage of our eligible accounts receivable and inventory. Our $18 million revolving credit facility now expires on July 31, 2005, and was classified as a long-term liability on our balance sheet at April 30, 2004. Borrowings under this revolving credit facility bear interest at the London Interbank Offering Rate (LIBOR) plus 2% and were approximately $16.8 million at January 31, 2004. As of October 31, 2004, we had $18 million of borrowing availability under this revolving credit facility, since the outstanding balance was paid in full on June 18, 2004.

      In January 2004, we entered into a new 3-year $3 million revolving credit facility which expires on January 21, 2007. Availability under this facility decreases from $3 million by $83,333 each month over the 3-year term and is also subject to the borrowing base limitation discussed above in connection with our $18 million revolving credit facility. Borrowings under this revolving credit facility bear interest at LIBOR plus 2.5%. We did not have any borrowings outstanding under this facility at October 31, 2004. As of October 31, 2004, we had $2.33 million of borrowing availability under this revolving credit facility.

      Our credit facilities require that we comply with specified financial covenants relating to interest coverage, debt coverage, minimum consolidated net worth, and earnings before interest, taxes, depreciation and amortization. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our credit facilities. As of October 31, 2004, we were in compliance with all covenants contained in our credit facilities.

      We believe that our current cash position of $10.7 million, our cash flow from operations along with borrowing availability under our $18 million revolving credit facility and our $3 million revolving credit facility will be sufficient to meet our currently anticipated operating, capital expenditures and any future debt service requirements for at least the next 12 months. Historically, we have been able to renew our primary credit facility on acceptable terms, but there can be no assurance that such financing will continue to be available after its current expiration or that any renewal will be on terms as favorable as our current facility.

Capital Expenditures

      Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment, leasehold improvements and automobiles, as well as payments related to the construction of our facilities in China. Our capital spending plans for fiscal 2005 include the last payment of approximately $121,000 on our 90,415 square foot facility in Jiaozhou, China due to a construction company as payment for the construction of this facility in 2004. Our facilities in China are not encumbered by commercial bank mortgages and thus Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. We expect our capital expenditures to be approximately $1.1 million in fiscal 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      There have been no significant changes in our market risk from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

Item 4. Controls and Procedures

      Our chief executive officer and principal accounting officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

      Through the nine months ended October 31, 2004 additional expense has been incurred relating to documenting and testing the systems of internal controls. The company hired an internal auditor in July 2004 and has contracted with an independent consultant for services related to Sarbanes-Oxley Act compliance with Section 404, in February 2004. The total amount expensed so far is approximately $100,000 and is expected to double by fiscal year end, due to the hiring of additional accounting personnel.

      During the quarter ended October 31, 2004, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during fiscal 2005.

PART II. OTHER INFORMATION

Items 1 through 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K:

      a - 10.14 Employment Agreement, dated November 29, 2004, between Lakeland Industries, Inc. and Gary Pokrassa, CPA, filed herein.

      b - On September 9, 2004, the Company filed a Form 8-K for the purpose of furnishing under Items 7 and 12 a press release announcing results of operations for the 2nd Quarter ended July 31, 2004.

            On September 10, 2004, the Company filed a Form 8-K under Item 7.01, relating to a Notice of Teleconference call for 10:00 AM September 10, 2004.

            On December 6, 2004, the Company filed a Form 8-K under Item 4.01, relating to a Change in Registrant's Certifying Accountant, from PricewaterhouseCoopers LLP to Holtz Rubenstein Reminick, LLP.

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

                                    LAKELAND INDUSTRIES, INC.
                                    -------------------------
                                          (Registrant)


Date:  December 15, 2004            /s/ Christopher J. Ryan
                                    -----------------------
                                    Christopher J. Ryan,
                                    Chief Executive Officer, President,
                                    Secretary and General Counsel
                                    (Principal Executive Officer and Authorized
                                    Signatory)


Date: December 15, 2004             /s/Gary Pokgrassa
                                    -----------------
                                    Gary Pokrassa,
                                    Chief Financial Officer
                                    (Principal Accounting Officer and Authorized
                                    Signatory)