Form 10-K
period 2005-01-31
LAKELAND INDUSTRIES INC
filed 2005-04-15
CIK 798081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark one)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended January 31, 2005
                                ----------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ______________

                        Commission File Number: 0 - 15535
--------------------------------------------------------------------------------
                            LAKELAND INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                 13-3115216
 --------------------------------       ---------------------------------------
     (State of Incorporation)           (I.R.S. Employer Identification Number)

                 711 Koehler Ave., Suite 2, Ronkonkoma, NY 11779
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (631) 981-9700
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $0.01 Par Value
                        --------------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S - K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - K or any amendment to this Form 10-K Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

      Yes |X| No |_|

      The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Exchange Act of 1934) of the Registrant, based upon the closing price of the Common Stock as reported by the NASDAQ National Market on NASDAQ on the last day of the registrant's most recently completed second quarter (July 31, 2004) was approximately $82,092,000 (based on 3,658,295 shares held by non-affiliates).

      The number of shares outstanding of the Registrant's common stock, $.01 par value, on April 15, 2005 was 4,560,885.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than May 30, 2005,(for the Annual Meeting of Stockholders to be held June 15, 2005), are incorporated by reference to Part III of this Annual Report on Form 10-K.

                            LAKELAND INDUSTRIES, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K

PART 1:
-------

Cautionary Statement regarding Forward-Looking Information
----------------------------------------------------------

Item I    Business
------    --------
              Overview
              --------
              Industry Overview and Consolidation
              -----------------------------------
              Business Strategy
              -----------------
              Our Competitive Strengths
              -------------------------
              Products
              --------
              Quality Control
              ---------------
              Marketing and Sales
              -------------------
              Research and Development
              ------------------------
              Suppliers and Materials
              -----------------------
              Competition
              -----------
              Seasonality
              -----------
              Patents and Trademarks
              ----------------------
              Employees
              ---------
              Environmental Matters
              ---------------------

Item 2        Properties
------        ----------
Item 3        Legal Proceedings
------        -----------------
Item 4        Submission of Matters to a Vote of Security Holders
------        ---------------------------------------------------

PART II:
--------

Item 5        Market for the Registrant's Common Stock and Related Stockholder Matters
------        ------------------------------------------------------------------------
Item 6        Selected Financial Data
------        -----------------------
Item 7        Management's Discussion and Analysis of Financial Condition and Results of Operations
------        -------------------------------------------------------------------------------------
Item 7A       Quantitative and Qualitative Disclosure about Market Risk
-------       ---------------------------------------------------------
Item 8        Financial Statements and Supplementary Data
------        -------------------------------------------
Item 9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------       ------------------------------------------------------------------------------------
Item 9A       Controls and Procedures
-------       -----------------------
Item 9B       Other Information
-------       -----------------

PART III:
---------

Item 10       Directors and Executive Officers of the Registrant
-------       --------------------------------------------------
Item 11       Executive Compensation
-------       ----------------------
Item 12       Security Ownership of Certain Beneficial Owners and Management
-------       --------------------------------------------------------------
Item 13       Certain Relationships and Related Transactions
-------       ----------------------------------------------
Item 14       Principal Accounting Fees and Services
-------       --------------------------------------

PART IV:
--------

Item 15       Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------       ---------------------------------------------------------------

Signatures
----------

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

                                     PART I

Lakeland Industries, Inc. (the "Company" or "Lakeland," "we," "our," or "us") was incorporated in the State of Delaware in 1986. Our executive offices are located at 711 Koehler Avenue, Suite 2, Ronkonkoma, New York 11779, and our telephone number is (631) 981-9700. Our web site is located at www.lakeland.com. Information contained on our web site is not part of this report.

ITEM 1. BUSINESS
----------------

                                    Overview

      We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing market. Our products are sold by our in-house sales force and independent sales representatives to a network of over 800 safety and mill supply distributors. These distributors in turn supply end user industrial customers such as chemical/petrochemical, automobile, steel, glass, construction, smelting, janitorial, pharmaceutical and high technology electronics manufacturers, as well as hospitals and laboratories. In addition, we supply federal, state and local governmental agencies and departments such as fire and police departments, airport crash rescue units, the Department of Defense, Central Intelligence Agency, Federal Bureau of Investigation, U.S. Secret Service and the Centers for Disease Control. In fiscal 2005, we had net sales of $95.3 million and earnings per share of $1.23, which represent a growth rate of 6.25% and 10.8%, respectively, over our previous fiscal year. Our net sales attributable to customers outside the United States were $5.7 million, $8.0 million and $9.0 million, in fiscal 2003, fiscal 2004 and fiscal 2005, respectively.

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

      Gloves and Arm Guards. We manufacture gloves and arm guards from Kevlar(R) and Spectra(R), a cut resistant fibers made by DuPont and Honeywell respectively. Our gloves are used primarily in the automotive, glass and metal fabrication industries to protect the wearer's hand and arms from lacerations and heat without sacrificing manual dexterity or comfort.

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

      We maintain manufacturing facilities in Decatur, Alabama; Celaya, Mexico; AnQui City, China; Jiaozhou, China; and St. Joseph, Missouri, where our products are designed, manufactured and sold. We also have a relationship with a sewing subcontractor in Mexico, which we can utilize for unexpected production surges. Our China and Mexico facilities allow us to take advantage of favorable labor and supplier costs, thereby increasing our profit margins on products manufactured in these facilities. Our China and Mexico facilities are designed for the manufacture of limited use/disposable protective clothing as well as our high-end chemical protective suits. We have significantly improved our profit margins in these product lines by shifting production to our international facilities and we are currently expanding our international manufacturing capabilities to include our gloves and reusable woven protective apparel product lines.

                                Industry Overview

      According to Global Industry Analysts, Inc., the global market for industrial work clothing is projected to be approximately $6.3 billion in 2005, and is projected to grow at a compound annual growth rate of approximately 6.5%. Our primary market, North America, is the largest market, expected to make up over one-third, or approximately $2.0 billion, of the global market. The industrial work clothing market includes our limited use/disposable protective or safety clothing, our high-end chemical protective suits, our fire fighting and heat protective apparel and our reusable woven garments. Global Industry Analysts, Inc. estimates that the market for gloves was over $2.6 billion worldwide in 2003.

      The industrial protective safety clothing market has evolved over the past 35 years as a result of governmental regulations and requirements and commercial product development. In 1970, Congress enacted the Occupational Safety and Health Act, or OSHA, which requires employers to supply protective clothing in certain work environments. Almost two million workers are subject to OSHA standards today. Certain states have also enacted worker safety laws that supplement OSHA standards and requirements.

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

      In response to the terrorist attacks that took place on September 11, 2001, the federal government has provided for additional protective equipment funding through programs that are part of the Homeland Security initiative. The Fire Act of 2002 created the federal Assistance to Firefighters Grant Program, or AFGP, to provide funds directly to local fire districts to help improve their readiness and capability to respond to terrorist attacks. Funds are allocated under AFGP to the following areas: fire operations/firefighter safety; fire prevention; emergency medical services; and firefighting vehicle acquisition. AFGP will provide more than $1.8 billion in funding through 2005, with approximately $750 million appropriated for 2003, $750 million in 2004 and $650 million more in 2005. The Bio Terrorism Preparedness and Response Act of 2002, which we refer to as the Bio Terrorism Act, appropriated $337 million for bio-defense equipment and another $770 million to purchase equipment for first responders, such as fire, police, medical and military personnel. These bio terrorism monies are expected to be disbursed in late 2005 and 2006.

      Recently, federal and state purchasing of industrial protective clothing and federal grants to fire departments have increased demand for industrial protective clothing to protect first responders against actual or threatened terrorist incidents. Specific events such as the 2002 U.S. Winter Olympics, the SARS epidemic in 2003 the anthrax letters incidents in 2001 and the ricin letter incidents in 2004 have also resulted in increased demand for our products.

                             Industry Consolidation

      The industrial protective clothing industry is highly fragmented and consists of a large number of small, closely-held family businesses. DuPont, Lakeland and Kimberly Clark are the dominant disposable industrial protective apparel manufacturers. Since 1997, the markets for manufacturing and distribution have consolidated. A number of large distributors with access to capital have acquired smaller distributors. The acquisitions include Vallen Corporation's acquisitions of Safety Centers, Inc., All Supplies, Inc., Shepco Manufacturing Co., and Century Safety (Canada) and Hagemeyer's acquisition of Vallen Corporation; W.W. Grainger's acquisitions of Allied Safety, Inc., Lab Safety Supply, Inc., Acklands Limited, Gempler's safety supply division and Ben Meadows, Inc.; Air Gas' acquisitions of Rutland Tool & Supply Co., Inc., IPCO Safety Supply, Inc., Lyon Safety, Inc., Safety Supply, Inc., Safety West, Inc. and Delta Safety Supply, Inc.; and Fischer Scientific's acquisitions of Safety Services of America, Cole-Parner, Retsch and Emergo.

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

                                Business Strategy

      Key elements of our strategy include:

            o Increase in cost of Raw Material and potential decrease in gross profits.

                  Our major supplier, DuPont, increased the cost of Tyvek and related raw materials by 3.7% commencing January 1, 2005. DuPont is also one of our major competitors in the industrial protective clothing market. To date DuPont has not raised garment prices in 2005, our fiscal 2006. Therefore, in order to maintain our market share we may absorb this increased raw material cost until such time as garment prices increase.

                  Thus, fiscal 2006 may absorb a cost of sales increase without an offset in revenues, which may have a negative effect on gross profit and gross profit as a percentage of sales in fiscal 2006.

                  In order to offset this decrease in gross profit, we are continuing the operating cost reduction programs already in effect and have initiated new measures.

                  For example:

                  1) Certain SG&A expenses have been revamped that will render a net cost savings.

                  2) In contrast to last year, we will not incur interest expense on the revolving credit facilities.

                  3) We have also negotiated cost decreases in other non-DuPont raw materials.

                  4) The company intends to acquire the real estate it utilizes in Decatur, Alabama and Ronkonkoma, NY, thereby eliminating rent expense of $615,000 annually, the saving from which will be partially offset by an increase in depreciation expense.

            o Increase Sales to the First Responder Market. Our high-end chemical protective suits meet all of the requirements and are particularly well qualified to provide protection to first responders to chemical or biological attacks. For example, our products have been used for response to recent threats such as the 2001 anthrax letters and the 2004 ricin letters. A portion of appropriations for the Fire Act of 2002 and the Bio Terrorism Act of 2002 are available for purchase of products for first responders that we manufacture, and we intend to aggressively target this Homeland Security market.

            o Improve Marketing in Existing Markets. We believe significant growth opportunities are available to us through the better positioning, marketing and enhanced cross-selling of our reusable woven protective clothing, glove and arm guards and high-end chemical suit product lines, along with our limited use/disposable lines.

            o Decrease Manufacturing Expenses by Moving Production to International Facilities. We have additional opportunities to take advantage of our low cost production capabilities in Mexico and China. Beginning in 1995, we successfully moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Beginning January 1, 2005, pursuant to the United States

                  World Trade Organization Treaty with China, quota requirements imposed by the U.S. on textiles such as our reusable woven garments and gloves are scheduled to be removed, making it more cost effective to move production for these product lines to our assembly facilities in China. We are in the early stages of this process and expect to complete this process by the third quarter of fiscal 2006. As a result, we expect to see profit margin improvements for these product lines, which will allow us to compete more effectively as the quota restrictions are removed.

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

            o International Manufacturing Capabilities. We have operated our own manufacturing facilities in Mexico since 1995 and in China since 1996. Our three facilities in China total over 160,000 sq. ft. of manufacturing, warehousing and administrative space while our facility in Mexico totals over 25,000 sq.

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

                                    Products

      The following table summarizes our principal product lines, the raw materials used to manufacture them, their applications and end markets:

------------------------------------------------------------------------------------------------------------------------
      Product Line                     Raw Material               Protection Against                  End Market
------------------------------------------------------------------------------------------------------------------------
Limited use/disposable           o  Tyvek(R) and               o  Contaminants,              o  Chemical/petrochemical
protective clothing                 laminates of                  irritants, metals,            industries
                                    Polyethylene,                 chemicals,                 o  Automotive and
                                    Spunlaced Polyester,          fertilizers,                  pharmaceutical
                                    SMS, Polypropylene,           pesticides, acids,            industries
                                    and Company Micromax,         asbestos, PCBs,            o  Public utilities
                                     Pyrolon(R), and              lead, dioxin and           o  Government
                                    other non-woven               many other hazardous          (terrorist response)
                                    fabrics                       chemicals                  o  Janitorial
                                                               o  Viruses and                o  Medical Facilities
                                                                  bacteria (AIDS,
                                                                  streptococcus,SARS
                                                                  and hepatitis)
------------------------------------------------------------------------------------------------------------------------
High-end chemical protective     o  TyChem(R)QC                o  Chemical spills            o  Hazardous material
suits                            o  TyChem(R) SL               o  Toxic chemicals used          teams
                                 o  TyChem(R) TK                  in manufacturing           o  Chemical and
                                 o  TyChem(R) BR                  processes                     nuclear industries
                                 o  Other Lakeland             o  Terrorist attacks,         o  Fire departments
                                    patented co-polymer           biological warfare         o  Government (first
                                    laminates                     (anthrax and ricin)           responders)
------------------------------------------------------------------------------------------------------------------------
Fire fighting and heat           o  PBI                        o  Fire, burns and            o  Municipal, corporate
protective apparel               o  Nomex(R)                      excessive heat                and volunteer fire
                                 o  Millenia(R)                                                 departments
                                 o  Basofil(R)                                               o  Wildland fire fighting
                                 o  Advance                                                  o  Hot equipment
                                 o  Indura(R) Ultrasoft                                         maintenance personnel
                                 o  Aluminized Nomex(R)                                         and industrial fire
                                 o  Aluminized Kevlar(R)                                        departments
                                                                                             o  Oil well fires
                                                                                             o  Airport crash rescue
------------------------------------------------------------------------------------------------------------------------
Gloves and arm guards            o  Kevlar(R) yarns            o  Cuts, lacerations, heat    o  Automotive, glass
                                 o  Spectra(R) yarns              and chemical irritants        and metal fabrication
                                 o  Kevlar(R) wrapped steel                                     industries
                                    core yarns                                               o  Chemical plants
------------------------------------------------------------------------------------------------------------------------
Reusable woven garments          o  Staticsorb carbon          o  Protects manufactured      o  Hospital and industrial
                                    thread with polyester         products from human           facilities
                                 o  Cotton polyester              contamination or static    o  Clean room
                                    blends                        electrical charge             environments
                                 o  Cotton                     o  Bacteria, viruses and      o  Emergency medical
                                 o  Polyester                     blood borne pathogens         ambulance services
                                 o  Nomex(R)/FR                                              o  Chemical and
                                    Cottons                    o  Protection from flash         refining
                                                                  fires
------------------------------------------------------------------------------------------------------------------------

      Limited Use/Disposable Protective Clothing

      We manufacture a complete line of limited use/disposable protective garments, including coveralls, laboratory coats, shirts, pants, hoods, aprons, sleeves and smocks. Limited use garments can also be coated or laminated to increase splash protection against many inorganic acids, bases and other liquid chemicals. Limited use garments are made from several non-woven fabrics, including Tyvek(R) and Tyvek QC (both DuPont fabrics) and our own trademarked fabrics such as Pyrolon(R) Plus 2, XT, CRFR, Micromax(R), Safegard "76" (R), Zonegard, Body Gard(R), RyTex(R) and TomTex(R), which are made of spunlaced polyester, polypropylene and polyethylene materials, laminates, films and derivatives. We incorporate many seaming techniques depending on the level of protection needed in the end use application.

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

      High-End Chemical Protective Suits

      We manufacture heavy-duty chemical suits made from DuPont TyChem(R) QC, SL, TK and TyChem(R) BR fabrics. These suits are worn by individuals on hazardous material teams to provide protection from powerful, highly concentrated and hazardous or potentially lethal chemical and biological toxins, such as toxic wastes at Super Fund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as anthrax or ricin), and chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities. Our line of chemical suits range in cost from $24 per coverall to $1,926. The chemical suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. We have also introduced two garments approved by the National Fire Protection Agency (NFPA) for varying levels of protection that are manufactured from DuPont materials:

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

      We manufacture chemical protective clothing at our facilities in Decatur, Alabama, Mexico and China. Using fabrics such as TyChem(R) SL, TyChem(R) TK and TyChem(R) BR, we design, cut, glue and/or sew the materials to meet customer purchase orders.

      The federal government, through the Fire Act of 2002, appropriated approximately $750 million in 2003 to fire departments in the United States and its territories to fund the purchase, among other things, personal protective equipment, including our fire fighting and heat protective apparel and high-end chemical protective suits. An additional $750 million was appropriated for 2004 and $650 million for 2005. The Bio Terrorism Preparedness and Response Act of 2002 includes an appropriation of $337 million for bio-defense equipment and $770 million to purchase equipment for first responders, such as fire, police, medical and military personnel. Purchases of equipment under these appropriations will include our personal protective equipment and are expected to be made in late 2005 and in 2006.

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

      Our fire suits range in price from $480 for standard fire department turn out gear to $2,000 for a fire entry suit. Approximately half of our heat protective clothing is currently manufactured at our facility in St. Joseph, Missouri with the remainder being made in our China facilities. Our Fyrepel(TM) brand of fire fighting apparel continues to benefit from ongoing research and development investment, as we seek to address the ergonomic needs of stressful occupations.

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

      We manufacture gloves primarily at our Mexican and Alabama facilities, and we are shifting lower cost yarn production to our China facilities. We expect to complete this shift by the second quarter of fiscal 2006 as quotas and tariffs on products of this type expire. Foreign production will allow lower fabric and labor costs.

      We have applied for patents on manufacturing processes that provide hand protection to the areas of a glove where it is most needed in various applications. For example, while the top or back of a glove generally does not require the same thickness as the palm or thumb of a glove, gloves typically have a uniform level of yarn protection. This proprietary manufacturing process allows us to produce our gloves more economically.

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

            o Flame resistant Nomex(R)/FR Cotton coveralls/pants/jackets - used in chemical and petroleum plants and for wild land firefighting.

            o Hospital garments - used to protect against blood borne pathogens and common bacteria.

      Our reusable woven garments range in price from $10 to $100 per garment. We manufacture and sell woven cloth garments at our facilities in China and St. Joseph, Missouri. We are continuing to relocate highly repetitive sewing processes for our high volume, standard product lines such as woven protective coveralls and electrostatic dissipative apparel to our facilities in China where lower fabric and labor costs allow increased profit margins. We expect the relocation process to be substantially complete by the third quarter of fiscal 2006.

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

                               Marketing and Sales

      We employ an in-house sales force of 17 people and utilize 42 independent sales representatives. These employees and representatives call on over 800 safety and mill supply distributors nationwide in order to promote, provide product information for and sell our products. Distributors buy our products for resale and typically maintain inventory at the local level in order to assure quick response times and the ability to service their customers properly. Our sales employees and independent representatives have consistent communication with end users and decision makers at the distribution level, thereby allowing us valuable feedback on market perception of our products, as well as information about new developments in our industry. During fiscal 2005, one single distributor accounted for 5.7% of our net sales. No other single distributor accounted for more than 5% of our net sales.

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

                            Research and Development

      We continue to evaluate and engineer new or innovative products. In the past three years we have introduced the Micromax(R) line of disposable protective clothing; a newly configured line of fire retardant work coveralls and fire turn-out gear; a SARS protective medical gown for Chinese hospital personnel; the Despro(TM), Grapolator(TM) and Kut Buster(TM) cut protective glove and sleeve lines; and our patented Thermbar(TM) Mock Twist that provides heat protection for temperatures up to 600(degree)F. We own seven patents on various fabrics, patterns and production machinery. We plan to continue investing in research and development to improve protective apparel fabrics and the manufacturing equipment used to make apparel. Specifically, we plan to continue to develop new specially knit and coated gloves, woven gowns for industrial and medical uses, fire retardant cotton fabrics and protective non-woven fabrics. During fiscal 2003, 2004 and 2005, we spent approximately $164,000, $82,000 and $89,000 respectively, on research and development.

                             Suppliers and Materials

      Our largest supplier is DuPont, from whom we purchase Tyvek(R) under North American trademark licensing agreements and Kevlar(R) under international trademark licensing agreements. Commencing in 1995, anticipating the expiration of certain patents on its proprietary materials, DuPont offered certain customers of these materials the opportunity to enter into two year trademark licensing agreements. We entered into such agreements and have renewed them continually since. In fiscal 2005, we purchased approximately 74.7% of the dollar value of our materials from DuPont, and Tyvek(R) constituted approximately 55.5% of our cost of goods sold and approximately 67.5% of the dollar value of our raw material purchases. We believe our relationship with DuPont to be excellent and expect to continue our licenses.

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

                             Patents and Trademarks

      We own sixteen patents and have nine patents in the application and approval process with the U.S. Patent and Trademark Office. Additionally, a Patent Corporation Treaty application was filed for our Unilayer Glove Fabrics which involves technology using a robotic knitter that allows us to knit a glove using stronger or weaker yarns in different parts of the glove, as necessary, depending on the expected wear. Intellectual property rights that apply to our various products include patents, trade secrets, trademarks and to a less extent copyrights. We maintain an active program to protect our technology by ensuring respect for our intellectual property rights.

                                    Employees

      As of March 31, 2005, we had approximately 1,458 full time employees, 1,176, or 80.7%, of whom were employed in our international facilities and 282, or 19.3%, of whom were employed in our domestic facilities. An aggregate of 643 of our employees, representing a majority of our employees in our Mexico facility and in each of our China facilities, are members of unions. We are not currently a party to any collective bargaining agreements. We believe our employee relations to be excellent.

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

ITEM 2. PROPERTIES
------------------

      We believe that our owned and leased facilities are suitable for the operations we conduct in each of them. Each manufacturing facility is well maintained and capable of supporting higher levels of production. The table below sets forth certain information about our principal facilities.

                                           Estimated
                                             Square
Address                                       Feet              Annual Rent           Lease Expiration       Principal Activity
-------                                   ------------      -------------------     --------------------   ----------------------
Weifang Lakeland Safety Products             65,000              Owned(1)                   N/A               Manufacturing
Co., Ltd.                                                                                                     Administration
Xiao Shi Village                                                                                              Engineering
AnQui City, Shandong Province
PRC 262100

Qing Dao MayTung                             90,415              Owned(1)                   N/A               Manufacturing
Healthcare Co., Ltd                                                                                           Administration
Yinghai Industrial Park                                                                                       Warehousing
Jiaozhou, Shandong Province
PRC 266318

Meiyang Protective Products Co., Ltd.        9,360                $3,630                 12/31/05             Manufacturing
Xiao Shi Village
AnQui City, Shandong Province
PRC 262100

Uniland Division                             44,000               $96,000                 7/31/06             Manufacturing
2401 SW Parkway                                                                                               Administration
St. Joseph, MO 64503                                                                                          Warehousing

Lakeland de Mexico S.A. de C.V.              14,057               $59,400                 7/31/07             Manufacturing
(Luis Gomez Guzman - employee)                                                                                Administration
Poniente, Mza 8, Lote 11                      and                   and                                       Warehousing
Ciudad Industrial, S/No.
Celaya, Guanajuato 38010                     12,853               $46,220
Mexico

Lakeland Protective Wear Canada              12,000            Approximately             11/30/07             Sales
5109-B7 Harvestor Road                                                                                        Administration
Burlington, ON L7L5Y9                                      $86,000 (varies with                               Warehousing
Canada                                                        exchange rates)

                                           Estimated
                                             Square
Address                                       Feet              Annual Rent           Lease Expiration       Principal Activity
-------                                  -------------      -------------------     --------------------   ----------------------
Lakeland Industries, Inc.                    4,362                $43,402                 6/30/05             Administration
Headquarters
711-2 Koehler Avenue
Ronkonkoma, NY 11779

Lakeland Industries, Inc.                     900                 $7,800                  6/30/05             Studio
751-4 Koehler Avenue                                                                                          Warehousing
Ronkonkoma, NY 11779

Lakeland Industries, Inc.                    91,788              $364,900                 3/31/09             Manufacturing
(POMS Holding Co.- related party)                                                                             Administration
202 Pride Lane                                                                                                Engineering
Decatur, AL 35603                                                                                             Warehousing

Lakeland Industries, Inc.                    49,500              $199,100                 3/31/09             Warehousing
(River Group Holding Co., Ltd -                                                                               Administration
related Party)
3428 Valley Ave. (201 1/2 Pride Lane)
Decatur, AL 35603

Lakeland Industries, Inc.                    2,400                $18,000                 3/31/09             Sales
(Harvey Pride, Jr. - officer- related                                                                         Administration
party)
201 Pride Lane, SW
Decatur, AL 35603

Lakeland Industries Europe Ltd.              2,470         Approximately $25,528          1/31/08             Warehouse
Wallingfen Park                                            (varies with exchange                              Sales
236 Main Road                                                     rates)
Newport, East Yorkshire
HU15 2RH U United Kingdom

----------
(1) We own the buildings in which we conduct our manufacturing operations and lease the land underlying the buildings from the Chinese government. We have 43 years and 48 years remaining under the leases with respect to the AnQui City and Jiaozhou facilities, respectively.

      Our facilities in Decatur, Alabama; Celaya, Mexico; AnQui, China; Jiaozhou, China; and St. Joseph, Missouri contain equipment used for the design, development and manufacture and sale of our products. Our operations in Burlington, Canada and Newport, United Kingdom are primarily sales and warehousing operations receiving goods for resale from our manufacturing facilities around the world. We had $1.4 million, $1.9 million and $2.2 million of long-lived assets, net located in China and $0.21 million, $0.17 million and $.13 million of long-lived assets located in Mexico as of January 31, 2003, 2004 and 2005.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

      From time to time, we are a party to litigation arising in the ordinary course of our business. We are not currently a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
-------------------------------------------------------------------------
MATTERS
-------

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

                                                              Price Range of
                                                               Common Stock
                                                           ---------------------
                                                             High         Low
                                                           --------     --------
Fiscal 2006
First Quarter (through April 12, 2005)                     $ 21.45      $ 17.00

Fiscal 2005
   First Quarter.......................................    $ 27.56      $ 14.45
   Second Quarter......................................      26.00        15.87
   Third Quarter.......................................      23.54        15.51
   Fourth Quarter......................................      21.00        16.21

Fiscal 2004
   First Quarter.......................................    $  8.44      $  6.14
   Second Quarter......................................      10.92         7.73
   Third Quarter.......................................      12.99         9.67
   Fourth Quarter......................................      18.87        11.78

      On April 12, 2005 the last reported sale price of our common stock on the Nasdaq National Market was $17.65 per share. As of April 12, 2005, there were approximately 79 record holders of shares of our common stock.

Dividend Policy
---------------

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

      In the past, we have declared dividends in stock to our stockholders. We paid a 10% dividend in additional shares of our common stock to holders of record on July 31, 2002 and another 10% dividend in additional shares of our common stock to holders of record on July 31, 2003. On November 17, 2004 the Company announced a stock split on an 11 for 10 basis in the form of a stock dividend. The record date is to be April 30, 2005 and the pay date is to be May 30, 2005. We may pay stock dividends in future years at the discretion of our board of directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------

      The following selected consolidated financial data as of and for our fiscal years 2001, 2002, 2003, 2004 and 2005 have been derived from our audited consolidated financial statements, which have been audited by Grant Thornton LLP as of and for the fiscal years ended January 31, 2001 and 2002 and by PricewaterhouseCoopers LLP as of and for the fiscal years ended January 31, 2003 and 2004 and by Holtz Rubenstein Reminick LLP for 2005. You should read the information set forth below in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in this Form 10-K.

                                                                Year Ended January 31,
                                           ------------------------------------------------------------------
                                              2001          2002          2003          2004          2005
                                           ----------    ----------    ----------    ----------    ----------
                                                     (in thousands, except share and per share data)
Income Statement Data:
Net sales ..............................   $   76,108    $   76,431    $   77,826    $   89,717    $   95,320
Costs of goods sold ....................       64,798        63,294        62,867        71,741        74,924
                                           ----------    ----------    ----------    ----------    ----------
    Gross profit .......................       11,310        13,137        14,959        17,976        20,396
                                           ----------    ----------    ----------    ----------    ----------
Operating expenses:
    Selling and shipping                        4,825         5,414         6,338         7,342         7,871
    General and administrative                  3,794         4,134         4,262         4,596         4,871
    Impairment of goodwill .............           --            --            --           249            --
                                           ----------    ----------    ----------    ----------    ----------
    Total operating expenses ...........        8,619         9,548        10,600        12,187        12,742
                                           ----------    ----------    ----------    ----------    ----------
    Operating profit ...................        2,691         3,589         4,359         5,789         7,654
                                           ----------    ----------    ----------    ----------    ----------
Other income (expense):
    Interest expense                           (1,248)         (882)         (643)         (535)         (207)
    Interest income                                27            18            20            19            18
    Other income                                   15            91            40            24            98
                                           ----------    ----------    ----------    ----------    ----------
    Total other expense                        (1,206)         (773)         (583)         (492)          (91)
                                           ----------    ----------    ----------    ----------    ----------
Income before minority interest                 1,485         2,816         3,776         5,297         7,563
Minority interest in net income of
variable interest entities                         --            --            --            --           494
                                           ----------    ----------    ----------    ----------    ----------
    Income before income taxes                  1,485         2,816         3,776         5,297         7,069
Income tax expense .....................          362           846         1,172         1,659         2,053
                                           ----------    ----------    ----------    ----------    ----------
    Net Income                             $    1,123    $    1,970    $    2,604    $    3,638    $    5,016
                                           ==========    ==========    ==========    ==========    ==========
Net income per common share (Basic)(1)     $     0.35    $     0.61    $     0.80    $     1.11    $     1.23
                                           ==========    ==========    ==========    ==========    ==========
Net income per common share
(Diluted)(1) ...........................   $     0.35    $     0.61    $     0.80    $     1.11    $     1.23
                                           ==========    ==========    ==========    ==========    ==========

Weighted average common shares
  outstanding(1):
     Basic .............................    3,200,990     3,222,956     3,261,116     3,268,551     4,065,170
                                           ==========    ==========    ==========    ==========    ==========
     Diluted ...........................    3,227,265     3,247,290     3,269,039     3,275,501     4,069,949
                                           ==========    ==========    ==========    ==========    ==========

Balance Sheet Data (at period end):
Current assets .........................   $   36,099    $   39,545    $   38,859    $   43,285    $   55,128
Total assets ...........................       38,628        42,417        42,823        47,304        60,313
Current liabilities ....................       20,052        22,778        20,934        21,509         4,152
Long-term liabilities ..................        2,039           912           529           768         1,695
Stockholders' equity ...................       16,537        18,727        21,359        25,027        54,467

----------
(1) Adjusted for periods prior to July 31, 2003 to reflect our 10% stock dividends to stockholders of record as of July 31, 2002 and July 31, 2003. Earnings per share have been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------------
        OPERATIONS
        ----------

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

                                    Overview

      We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing market. Our products are sold by our in-house sales force and independent sales representatives to a network of over 800 safety and mill supply distributors. These distributors in turn supply end user industrial customers such as chemical/petrochemical, automobile, steel, glass, construction, smelting, janitorial, pharmaceutical and high technology electronics manufacturers, as well as hospitals and laboratories. In addition, we supply federal, state and local governmental agencies and departments such as fire and police departments, airport crash rescue units, the Department of Defense, Central Intelligence Agency, Federal Bureau of Investigation, U.S. Secret Service and the Centers for Disease Control. Our net sales attributable to customers outside the United States were $5.7 million, $8.0 million and $9.0 million, in fiscal 2003, fiscal 2004 and fiscal 2005, respectively.

      Our sales of limited use/disposable protective clothing grew approximately 2.86% in the year ended January 31, 2005 compared to the year ended January 31, 2004, and our expectation is to see continued growth. We expect that distributors will continue to stock more inventory as economic conditions in the United States continue to improve. We also expect our net sales to increase as we introduce our Tyvek(R)-based products into new industries in which the use of Tyvek(R) is not widespread. In addition, our net sales are driven in part by government funding and health-related events. Our net sales attributable to chemical suits increased 39.7% in the year ended January 31, 2005 compared to the year ended January 31, 2004. These sales increases were driven primarily by grants from the federal government under the Fire Act of 2002 and the Bio Terrorism Preparedness and Response Act of 2002 as part of the Homeland Security initiatives. During fiscal 2004, as a result of the SARS virus outbreak in various cities in 2003, we sold approximately $1.1 million of SARS-related garments in China, Toronto, Hong Kong and Taiwan. The Centers for Disease Control has recommended protective garments be used to protect healthcare workers in the fight against the spread of the SARS virus. In the event of future outbreaks of SARS or other similar contagious viruses, such as avian flu in 2005, we have positioned ourselves with increased production capacity.

      We have operated manufacturing facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. We are in the early stages of moving production of our reusable woven garments and gloves to these facilities and expect to complete this process by the third quarter of fiscal 2006. As a result, we expect to see profit margin improvements for these product lines as well.

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

      Self-Insured Liabilities. We have a self-insurance program for certain employee health benefits. The cost of such benefits is recognized as expense based on claims filed in each reporting period and an estimate of claims incurred but not reported during such period. Our estimate of claims incurred but not reported is based upon historical trends. If more claims are made than were estimated or if the costs of actual claims increases beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods. We maintain separate insurance to cover the excess liability over set single claim amounts and aggregate annual claim amounts.

Results of Operations

      The following table set forth our historical results of operations for the years ended January 31, 2003, 2004 and 2005 as a percentage of our net sales.

                                                                         Year Ended January 31,
                                                                      --------------------------
                                                                       2003      2004      2005
                                                                      ------    ------    ------
Net sales .........................................................    100.0%    100.0%    100.0%
Cost of goods sold ................................................     80.8%     80.0%     78.6%
                                                                      ------    ------    ------
    Gross profit ..................................................     19.2%     20.0%     21.4%

Operating expenses ................................................     13.6%     13.6%     13.4%
    Operating profit ..............................................      5.6%      6.4%      8.0%

Interest expense, net .............................................      0.8%      0.5%      0.2%
Minority interest in net income of variable interest entities .....       -0-       -0-     (0.5)%
Income tax expense ................................................      1.5%      1.8%      2.2%
                                                                      ------    ------    ------
    Net income ....................................................      3.3%      4.1%      5.3%

      Significant Balance Sheet Fluctuation January 31, 2005 as compared to
                                January 31, 2004

Balance Sheet Accounts. The increase in cash, cash equivalents and marketable securities and the decrease in the current portion of long-term liabilities is the direct result of funds received from the Company's secondary public offering and the payoff of our credit facility balance on June 18, 2004. Accounts receivable increased due to increased sales. Inventories increased as we build our finished goods inventory for our seasonally strong fourth and first quarters for fiscal 2005 and 2006. We also built raw material reserves due to an anticipated increase in the cost of these raw materials. Plant property and equipment increased as a result of adopting FIN 46R in which we recorded $1.1 million of buildings in our consolidation of variable interest entities.

     Year Ended January 31, 2005 Compared to the Year Ended January 31, 2004

      Net Sales. Net sales increased $5.6 million, or 6.2%, to $95.3 million for the January 31, 2005 year ended from $89.7 million for the year ending January 31, 2004. The increase was due primarily to an increase in the sales of our chemical suits and also an increase in our core non-woven disposable products line. Increased sales were also driven by an improving U.S. economy which increased demand for our products, particularly in the industrial non-woven disposable markets we serve, and increased demand for our chemical protective suits and fire turnout gear for Homeland Security purposes.

      Gross Profit. Gross Profit increased $2.4 million, or 13.5%, to $20.4 million for the year ended January 31, 2005 from $18 million for the year ended January 31, 2004. Gross profit as a percent of net sales increased to 21.4% for the year ended January 31, 2005 from 20% for the year ended January 31, 2004, primarily because of cost reductions achieved by shifting production of additional Tyvek(R)-based products and chemical suits to China and Mexico and changes in the mix resulting from more sales of the higher margin chemical suits. We have increasingly shifted and will continue to shift production to these lower-cost facilities.

      Operating Expenses. Operating expenses increased $0.55 million, or 4.5% to $12.7 million for the year ended January 31, 2005 from $12.2 million for the year ended January 31, 2004. As a percent of net sales, operating expenses decreased to 13.4% for the year ended January, 2005 from 13.6% for the year ended January 31, 2004. The $0.55million increase in operating expenses in the year ended January 31, 2005 compare to the year ended January 31, 2004 was principally due to an increase in:

            o     Salaries of $0.35 million

            o     Freight of $0.3 million

            o     Sales Commissions of $0.16 million

            o     Sales related expenses of $0.1 million

            o     Insurance expense of $(.14) million

            o     Currency Fluctuations of $0.06 million

            o     Licenses and Fees of $0.08 million

            o     Advertising Expenses $(0.1) million

            o Consulting fees of $0.19 million (pertaining to Sarbanes-Oxley compliance)

            o     Other $.05 million

            which above increases of $1.05 million were offset by:

            o a minority interest reclassification of $0.5 million, leaving a net increase of $0.55 million.

      Interest Expense. Interest expense decreased by $.3 million for the year ended January 31, 2005 compared to the year ended January 31, 2004 because we paid off our credit facility in full on June 18, 2004, from the proceeds of our Secondary Stock Offering.

      Minority Interest. Minority interest in net income of variable interest entities increased to $.5 million for the year ended January 31, 2005 as a result of our adoption on Financial Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," effective February 1, 2004. Subsequent to our adoption of FIN 46R, we determined that certain entities from which we lease real property and which are partially owned by related parties are variable interest entities governed by FIN 46R. As a result, these entities have been consolidated in our statement of income for the year ended January 31, 2005.

      Income Tax Expense. Income tax expenses consist of federal, state and foreign income taxes. Income tax expense increased $.4 million, or 23.7%, to $2.1 million for the year ended January 31, 2005 from $1.7 million for the year ended January 31, 2004. Our effective tax rate was 29.0% and 31.3% for the year ended January 31, 2005 and 2004, respectively. Our effective tax rate varied from the federal statutory rate of 34% due primarily to lower foreign tax rates, inclusion of minority interest in net income of variable interest entities and utilization of a tax carryforward.

      Net Income. Net income increased $1.4 million or 37.9%, to $5.0 million for the year ended January 31, 2005 from $3.6 million for the year ended January 31, 2004. The increase in net income was the result of an increase in net sales primarily in the chemical suits and increased productivity as a result of shifts in production to our China facilities, partially offset by an increase in costs and expenses due to higher sales.

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

                         Liquidity and Capital Resources

      Cash Flows

      As of January 31, 2005 we had short-term marketable securities and cash equivalents of $9.2 million and working capital of $51 million, an increase of $6.74 million and $29.2 million, respectively, from January 31, 2004. Our primary sources of funds for conducting our business activities have been from cash flow provided by operations and borrowings under our credit facilities described below and the secondary stock offering completed in June 2004. We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

      Net cash provided by operating activities of $0.5 million for the year ended January 31, 2005 was due primarily to net income from operations of $5.0 million offset in part by a decrease in accounts payable of $.4 million, an increase in inventories of $4.7 million , an increase in accounts receivable of $.5 million and an increase in minority interest liability of $0.5 million. Net cash provided by operating activities of $2.2 million for the year ended January 31, 2004 was due primarily to net income from operations of $3.6 million and an increase in accounts payable of $0.4 million, offset in part by an increase in inventories of $0.8 million and an increase in accounts receivable of $2.2 million.

      Net cash used in investing activities of $0.8 million and $1.4 million in the years ended January 31, 2005 and 2004, respectively, was due to purchases of property and equipment. Ne t cash provided by financing activities in the years ended January 31, 2005 and 2004 was primarily attributable to payments and borrowings under our credit facilities and to the secondary offering in fiscal 2005.

      Credit Facilities

      We currently have two credit facilities:

            o an $18 million revolving credit facility, of which we had no borrowings outstanding as of April 15, 2005; and

            o a $3 million revolving credit facility (the availability of which reduces incrementally over its 3-year term), of which we had no borrowings outstanding as of April 15, 2005.

In November 1999, we entered into a 5-year $3 million term loan which we repaid in full on March 31, 2003.

      Our $18 million revolving credit facility permits us to borrow up to the lower of $18 million and a borrowing base determined by reference to a percentage of our eligible accounts receivable and inventory. Our $18 million revolving credit facility expires on July 31, 2005, and the outstanding balance was paid in full on June 18, 2004 using the proceeds from our Secondary Stock Offering. Borrowings under this revolving credit facility bear interest at the London Interbank Offering Rate (LIBOR) plus 2% and were zero at January 31, 2005. As of April 15, 2005, we had $18 million of borrowing availability under this revolving credit facility.

      In January 2004, we entered into a new 3-year $3 million revolving credit facility which expires on February 28, 2007. Availability under this facility decreases from $3 million by $83,333 each month over the 3-year term and is also subject to the borrowing base limitation discussed above in connection with our $18 million revolving credit facility. Borrowings under this revolving credit facility bear interest at LIBOR plus 2.5%. We did not have any borrowings outstanding under this facility at January 31, 2005. As of April 15, 2005, we had $2.08 million of borrowing availability under this revolving credit facility.

      Our credit facilities require that we comply with specified financial covenants relating to interest coverage, debt coverage, minimum consolidated net worth, and earnings before interest, taxes, depreciation and amortization. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our credit facilities. As of April 15, 2005, we were in compliance with all covenants contained in our credit facilities.

      We believe that our current cash position of $9.2 million, our cash flow from operations along with borrowing availability under our $3 million revolving credit facility, as well as the expected renewal of our $18 million revolving credit facility, will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months. Historically, we have been able to renew our primary credit facility on acceptable terms, but there can be no assurance that such financing will continue to be available or that any renewal will be on terms as favorable as our current facility.

      Capital Expenditures

      Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment, leasehold improvement and automobiles, as well as payments related to the construction of our facilities in China. Our facilities in China are not encumbered by commercial bank mortgages and thus Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. We expect our capital expenditures to be approximately $4.8 million to purchase our Decatur Alabama facilities and similar facilities adjacent to our New York corporate headquarters (all currently rented for $615,000 annually) and $1.2 million for capital equipment primarily computer equipment and apparel manufacturing equipment in fiscal 2006.

                             Contractual Obligations

      We had no off-balance sheet arrangements at January 31, 2005. As shown below, at January 31, 2005, our contractual cash obligations totaled approximately $4.3million, including lease renewals entered into subsequent to January 31, 2005.

                                                      Payments Due by Period
                                 -------------------------------------------------------------------
                                               Less than
                                               ----------
                                    Total        1 Year      1-3 Years     4-5 Years   After 5 Years
                                 ----------    ----------    ----------    ----------  -------------
                                                           (in thousands)
Operating leases .............   $  711,500    $  115,334    $  596,166    $       --    $       --
Real Estate purchases ........    3,621,000     3,621,000            --            --            --
Automobiles leased ...........        5,645         5,645            --            --            --
Revolving credit facility ....           --            --            --            --            --
                                 ==========    ==========    ==========    ==========    ==========
Total                            $4,338,145    $3,741,979    $  596,166    $       --    $       --

                                   Seasonality

      Our operations have historically been seasonal, with higher sales generally occurring in February, March, April and May when scheduled maintenance occurs on nuclear, coal, oil and gas fired utilities, chemical, petrochemical and smelting facilities, and other heavy industrial manufacturing plants, primarily due to cooler temperatures. Sales decline during the warmer summer and vacation months, and generally increase from Labor Day through February with slight declines during holidays. As a result of this seasonality in our sales, we have historically experienced a corresponding seasonality in our working capital, specifically inventories, with peak inventories occurring between September and March coinciding with lead times required to accommodate the spring maintenance schedules. We believe that by sustaining higher levels of inventory, we gain a competitive advantage in the marketplace. Certain of our large customers seek sole sourcing to avoid sourcing their requirements from multiple vendors whose prices, delivery times and quality standards differ.

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

                   Effects of Recent Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective first interim reporting period that begins after June 15, 2005. If the Company had included the cost of employee stock option compensation in our financial statements it would not have had a material effect on our net income for the years ended January 31, 2005, 2004, and 2003.

      In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for all fiscal years beginning after June 15, 2005. Management does not believe there will be a significant impact as a result of adopting this statement.

      On December 16, 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets", an amendment of

Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that SFAS No. 153 will have a material impact on its results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities ("VIE"), in which an investor is subject to a majority of the risk of loss from the VIE's activities, or is entitled to receive a majority of the VIE's residual returns. This interpretation also provides guidance with respect to the disclosure of VIEs in which an investor maintains an interest but is not required to consolidate. The provisions of the interpretation are effective immediately for all VIEs created after January 31, 2003, or in which we obtain an interest after that date. In October 2003, the FASB issued a revision to this pronouncement, FIN 46R, which clarified certain provisions and modified the effective date from October 1, 2003 to March 15, 2004 for variable interest entities created before February 1, 2003. The Company has adopted this pronouncement as of February 1, 2004. The two entities which lease property to the Company and are owned by related parties, which were consolidated in our financial statements are River Group Holding Co., L.L.P. and POMS Holding Co. Ownership of these entities is held by directors and officers of Lakeland. Under FIN 46, it is likely that leases between an entity and its related parties would be considered a variable interest even if there is no residual value guarantee or purchase option. The FASB staff's view is that these elements are implied in a related-party lease even though they may not be explicitly stated in the lease agreement.

      There are no variable interest entities in which we hold a variable interest but we are not primary beneficiary. There are no collateralized assets related to the variable interest entity recorded at January 31, 2005.

      In December 2003, the FASB issued a revised SFAS No. 132, "Employers Disclosures about Pensions and other Postretirement Benefits" to improve financial statement disclosures for defined benefit plans. The Company has adopted SFAS No. 132 and disclosure requirements as described in Note 7 to the Company's Annual Report on Form 10-K for the year ended January 31, 2005. Interim disclosures of net pensions costs are not material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

      Our primary risk from foreign currency exchange rate changes is presently related to non-U.S. dollar denominated sales in Canada and, to a smaller extent, in Europe. Our sales to customers in Canada are denominated in Canadian dollars. If the value of the U.S. dollar increases relative to the Canadian dollar, then our net sales could decrease as our products would be more expensive to our Canadian customers because of the exchange rate change. Although our sales in China are denominated in the Chinese Yuan, because this currency has been largely pegged to the U.S. dollar, our foreign currency exchange rate risk in China has been minimized. At this time, we do not manage the foreign currency risk through the use of derivative instruments. A 10% decrease in the value of the U.S. dollar relative to foreign currencies would not have a material impact on our results of operations or financial position. As non-U.S. dollar denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results.

                               Interest Rate Risk

      We are exposed to interest rate risk with respect to our credit facilities, which have variable interest rates based upon the London Interbank Offered Rate. At January 31, 2005, we had no borrowings outstanding under these credit facilities. If the interest rate applicable to this variable rate debt rose 1% in the year ended January 31, 2005, our interest expense would have increased and our income before income taxes would have decreased by less than $200,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                   Index to Consolidated Financial Statements
                   ------------------------------------------

Consolidated Financial Statements:
                                                                      Page No.
                                                                      --------
Report of Independent Registered Public Accounting Firm               A-28
Report of Independent Registered Public Accounting Firm               A-29
Consolidated Balance Sheets - January 31, 2005 and 2004               A-30
Consolidated Statements of Income for the years ended                 A-31
   January 31, 2005, 2004 and 2003
Consolidated Statement of Stockholders' Equity for the years ended    A-32
   January 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended             A-33
   January 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements                            A-34 to 52
Schedule II - Valuation and Qualifying Accounts                       A-53

      All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lakeland Industries, Inc. and Subsidiaries
Ronkonkoma, New York

We  have  audited  the  accompanying  consolidated  balance  sheet  of  Lakeland
Industries, Inc. and Subsidiaries as of January 31, 2005 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K for the year ended January 31, 2005. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lakeland Industries, Inc. and Subsidiaries as of January 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Holtz Rubenstein Reminick LLP

Melville, New York
April 7, 2005

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors and Shareholders of Lakeland Industries, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Lakeland Industries, Inc. and its subsidiaries at January 31, 2004, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended January 31, 2004 and 2003 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with related consolidated financial information. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PRICEWATERHOUSECOOPERS LLP

Melville, New York
April 2, 2004

                            Lakeland Industries, Inc.
                                and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                January 31,
                                                                            2005           2004
                                                                            ----           ----
                                     Assets
Current assets
    Cash and cash equivalents (which includes
  $3,711,320 of marketable securities at January 31, 2005)              $ 9,185,382    $ 2,445,271
     Accounts receivable, net of allowance for doubtful accounts of
        $323,000 at January 31, 2005 and 2004 respectively               13,117,374     12,570,320

     Inventories, net of reserves of $396,000 at January 31, 2005 and    30,906,023     26,265,807
        $417,000 at January 31, 2004
     Deferred income taxes                                                  960,734        790,272
     Other current assets                                                   958,491      1,213,104
                                                                        -----------    -----------
           Total current assets                                          55,128,004     43,284,774
Property and equipment, net of accumulated depreciation of               5,014,240      3,921,308
        $5,304,000 at January 31, 2005 and $4,511,000 at January
      31, 2004
Other assets, net                                                           171,010         97,745
                                                                        -----------    -----------
           Total assets                                                 $60,313,254    $47,303,827
                                                                        ===========    ===========
                      Liabilities and Stockholders' Equity
Current liabilities
     Accounts payable                                                   $ 2,710,251    $ 3,461,353
     Accrued compensation and benefits                                      842,319        796,285
     Other accrued expenses                                                 599,593        466,759
     Borrowings under revolving credit facility                                  --     16,784,781
                                                                        -----------    -----------
           Total current liabilities                                      4,152,163     21,509,178
Pension liability                                                           495,330        517,147
Deferred income taxes                                                        86,229        250,532
Minority interest in variable interest entity                             1,112,861             --
                                                                        -----------    -----------
           Total liabilities                                              5,846,583     22,276,857
                                                                        -----------    -----------
Commitments and contingencies
Stockholders' equity
    Preferred stock, $.01 par; 1,500,000 shares
        authorized; none issued
    Common stock, $.01 par; 10,000,000 shares authorized;
        4,560,885 and 3,273,925 shares issued and outstanding                45,609         32,739
        at January 31, 2005 and 2004, respectively
    Additional paid-in capital                                           36,273,046     11,862,461
    Retained earnings                                                    18,148,016     13,131,770
                                                                        -----------    -----------
    Total  stockholders' equity                                          54,466,671     25,026,970
                                                                        -----------    -----------
           Total liabilities and stockholders' equity                   $60,313,254    $47,303,827
                                                                        ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            Lakeland Industries, Inc.
                                and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                            Fiscal years ended January 31,
                                          2005           2004           2003

Net sales                             $95,320,163    $89,717,162    $77,825,717
Cost of goods sold                     74,924,375     71,740,876     62,866,550
                                      -----------    -----------    -----------
      Gross profit                     20,395,788     17,976,286     14,959,167
                                      -----------    -----------    -----------
Operating expenses
    Selling and shipping                7,871,423      7,342,017      6,337,726
    General and administrative          4,870,302      4,596,437      4,262,707
    Impairment of goodwill                    -0-        248,834          - 0 -
                                      -----------    -----------    -----------

       Total operating expenses        12,741,725     12,187,288     10,600,433
                                      -----------    -----------    -----------
       Operating profit                 7,654,063      5,788,998      4,358,734
                                      -----------    -----------    -----------
Other income (expense)
   Interest expense                      (207,912)      (534,540)      (642,595)
   Interest income                         18,378         18,976         20,245
   Other income - net                      98,370         24,064         39,555
                                      -----------    -----------    -----------
      Total other expense                 (91,164)      (491,500)      (582,795)
                                      -----------    -----------    -----------
Income before minority interest         7,562,899      5,297,498      3,775,939
Minority interest in net income of
variable interest entities                493,558             --             --
                                      -----------    -----------    -----------
      Income before income taxes        7,069,341      5,297,498      3,775,939

Income tax expense                      2,053,095      1,659,064     1 ,171,881
                                      -----------    -----------    -----------

      Net income                      $ 5,016,246    $ 3,638,434    $ 2,604,058
                                      ===========    ===========    ===========
Net income per common share
    Basic                             $      1.23    $      1.11    $       .80
                                      ===========    ===========    ===========

   Diluted                            $      1.23    $      1.11    $       .80
                                      ===========    ===========    ===========
Weighted average common shares
outstanding
    Basic                               4,065,170      3,268,551      3,261,116
                                      ===========    ===========    ===========

    Diluted                             4,069,949      3,275,501      3,269,039
                                      ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            Lakeland Industries, Inc.
                                and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------

               Fiscal years ended January 31, 2005, 2004 and 2003

                                          Common stock           Additional
                                   --------------------------      paid-in       Retained
                                      Shares        Amount         Capital       Earnings          Total
                                   -----------    -----------    -----------    -----------     -----------
Balance, January 31, 2002            2,684,600    $    26,846    $ 6,360,741    $12,339,367     $18,726,954
Net income                                                                        2,604,058       2,604,058
Exercise of stock options               10,100            101         28,311                         28,412
10% stock dividend                     274,407          2,744      2,373,621     (2,376,365)             --
                                   -----------    -----------    -----------    -----------     -----------

Balance, January 31, 2003            2,969,107         29,691      8,762,673     12,567,060      21,359,424
Net income                                                                        3,638,434       3,638,434
Exercise of stock options               10,400            104         29,008                         29,112
10% stock dividend                     294,418          2,944      3,070,780     (3,073,724)             --
                                   -----------    -----------    -----------    -----------     -----------

Balance, January 31, 2004            3,273,925         32,739     11,862,461     13,131,770      25,026,970
Exercise of stock options                6,210             62         54,370             --          54,432
Net income                                                                        5,016,246       5,016,246
Proceeds from secondary
stock offering, net of expenses      1,280,750         12,808     24,356,215             --      24,369,023
                                   -----------    -----------    -----------    -----------     -----------

Balance, January 31, 2005            4,560,885    $    45,609    $36,273,046    $18,148,016     $54,466,671
                                   -----------    -----------    -----------    -----------     -----------

   The accompanying notes are an integral part of these financial statements.

                            Lakeland Industries, Inc.
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                            Fiscal year ended January 31,
                                                                        2005            2004            2003
                                                                        ----            ----            ----
Cash flows from operating activities
Net income                                                         $  5,016,246    $  3,638,434    $  2,604,058
Adjustments to reconcile net income to net cash
    provided by operating activities
       Reserve for inventory obsolescence                               (20,831)         63,000         254,000
       Provision for bad debts                                               --              --         (20,000)
       Deferred income taxes                                           (334,795)        446,750        (401,490)
       Depreciation and amortization                                    884,140         803,234         595,384
       Minority interest in variable interest entity                    493,558              --              --
       Impairment of goodwill                                                --         248,834              --
       (Increase) decrease in operating assets
          Accounts receivable                                          (547,054)     (2,206,132)       (743,450)
          Inventories                                                (4,619,385)       (858,763)        805,106
          Prepaid income taxes and other
              current assets                                            254,613        (663,540)        216,739
          Other assets                                                  (73,267)        260,256          47,365
       Increase (decrease) in operating liabilities
          Accounts payable                                             (751,102)        447,315      (1,913,434)
          Accrued expenses and other liabilities                        157,083           3,444         355,724
                                                                   ------------    ------------    ------------
       Net cash provided by
          operating activities                                          459,206       2,182,832       1,800,002
                                                                   ------------    ------------    ------------
Cash flows from investing activities
    Purchases of property and equipment                                (836,194)     (1,367,707)     (1,733,759)
                                                                   ------------    ------------    ------------
       Net cash used in investing activities                           (836,194)     (1,367,707)     (1,733,759)
                                                                   ------------    ------------    ------------
  Cash flows from financing activities
       Borrowings from related party to finance
          construction of a building                                         --              --         168,099
       Net borrowings (payments) under credit agreements            (16,784,781)        126,899        (549,254)
       Distributions to minority interest in variable interest
          entity                                                       (521,575)             --              --
       Proceeds from exercise of stock options                           54,432          29,112          28,412
       Proceeds from secondary stock offering                        24,369,023              --              --
                                                                   ------------    ------------    ------------
       Net cash provided by (used in) financing
       activities                                                     7,117,099         156,011        (352,743)
                                                                   ------------    ------------    ------------
       Net increase (decrease) in cash and cash equivalents           6,740,111         971,136        (286,500)
Cash and cash equivalents at beginning of year                        2,445,271       1,474,135       1,760,635
                                                                   ------------    ------------    ------------

Cash, marketable securities and cash equivalents at end of year    $  9,185,382    $  2,445,271    $  1,474,135
                                                                   ============    ============    ============

See notes for Supplemental Cash Flow information.

The accompanying notes are an integral part of these financial statements

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 2005, 2004 and 2003

1. - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Business
--------

      Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing market. The principal market for the company's products is in the United States. No customer accounted for more than 10% of net sales during the fiscal years ended January 31, 2005, 2004 and 2003.

Principles of Consolidation
---------------------------

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

Revenue Recognition
-------------------

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

                                        Fiscal Years Ended January 31,
                           2005                      2004                      2003
                         --------                  --------                  --------
Domestic         $86,320,000      90.6%     $81,763,000      91.1%     $72,126,000      92.7%
International      9,000,000       9.4%       7,954,000       8.9%       5,700,000       7.3%
                 -----------    ------      -----------    ------      -----------    ------

Total            $95,320,000     100.0%     $89,717,000     100.0%     $77,826,000    100.0.%
                 ===========    ======      ===========    ======      ===========    ======

Inventories
-----------

      Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in first-out basis) or market. Provision is made for slow-moving, obsolete or unusable inventory.

Property and Equipment
----------------------

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

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2005, 2004 and 2003

1. (continued)
--------------

      Self-Insured  Liabilities.  The Company has a  self-insurance  program for
      -------------------------
certain employee health benefits. The cost of such benefits is recognized as expense based on claims filed in each reporting period and an estimate of claims incurred but not reported during such period. This estimate is based upon historical trends and amounted to $90,000 and $0 at January 31, 2005 and 2004, respectively. The Company maintains separate insurance to cover the excess liability over set single claim amounts and aggregate annual claim amounts.

Goodwill
--------

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

      In fiscal 2004, as a result of the Company's decision to move a portion of our reusable woven garment assembly from the United States to China, the Company reviewed this portion of its business for impairment. The impairment was calculated based on estimating the fair value utilizing a discounted cash flow analysis, resulting in an impairment of $0.2 million in fiscal 2004. The Company had no remaining goodwill recorded at January 31, 2004.

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2005, 2004 and 2003

1. (continued)
--------------

Stock-Based Compensation
------------------------

      The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123"). In compliance with SFAS 123, the company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its employee stock-based compensation plans. The Company has also adopted the disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." This pronouncement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123, the effect on the Company's net income and earnings per share as reported would be reduced for the years ended January 31, 2005, 2004 and 2003 to the pro forma amounts indicated below:

                                               2005         2004         2003
                                               ----         ----         ----
      Net income
           As reported                      $5,016,246   $3,638,434   $2,604,058
      Less:

      Option expense based on fair value
      method, net of tax benefit                91,331       28,344           --
                                            ----------   ----------   ----------
           Pro forma                        $4,924,915   $3,610,090   $2,604,058
                                            ==========   ==========   ==========
      Basic earnings per common share
           As reported                      $     1.23   $     1.11   $      .80
           Pro forma                        $     1.21   $     1.10   $      .80
      Diluted earnings per common share
           As reported                      $     1.23   $     1.11   $      .80
           Pro forma                        $     1.21   $     1.10   $      .80

      The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended January 31, 2005 and 2004: expected volatility of 58% and 57%, respectively; risk-free interest rate of 3.6% and 3.25%, respectively; expected dividend yield of 0.0%; and expected life of six years. All stock-based awards were fully vested at January 31, 2004 and 2003 and 7,000 new option grants were made during the year ended January 31, 2004. No options were granted in 2003. During fiscal 2005 1,000 Option Shares granted to a Director upon re-election in June 2004 were cancelled upon his resignation in November 2004. In November 2004 two new directors were appointed and granted 5,000 option shares each, which are not exercisable at January 31, 2005. Earnings per share have been adjusted to reflect the 10% stock dividends to stockholders of record as of July 31, 2003 and 2002, but not the 10% dividend declared November 17, 2004 based on holders of record as of April 30, 2005.

Allowance for Doubtful Accounts
-------------------------------

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

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2005, 2004 and 2003
1. (continued)
--------------

Shipping and Handling Costs
---------------------------

      For larger orders except in its Fyrepel product line, the Company absorbs the cost of shipping and handling. For those customers who are billed the cost of shipping and handling fees, such amounts are included in net sales. Shipping and handling costs associated with outbound freight are included in selling and shipping expenses and aggregated approximately $2,355,000, $2,394,000, and $1,835,000 in the fiscal years ended January 31, 2005, 2004 and 2003, respectively.

Research and Development Costs
------------------------------

      Research and development costs are expensed as incurred and included in general and administrative expenses. Research and development expenses aggregated approximately $89,000, $82,000, and $164,000 in the fiscal years ended January 31, 2005, 2004 and 2003, respectively, paid to contractors for development of new raw materials.

Income Taxes
------------

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

Earnings Per Share
------------------

      Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share are based on the weighted average number of common and common stock equivalents. The common stock equivalents for the years ended January 31, 2005, 2004 and 2003 were 4,779 and 6,950 and 7,923 respectively, representing the dilutive effect of stock options. The diluted earnings per share calculation takes into account the shares that may be issued upon exercise of stock options, reduced by shares that may be repurchased with the funds received from the exercise, based on the average price during the fiscal year (as adjusted for the 10% stock dividend to holders of record July 31, 2003 and 2002). Options to purchase 1,100 shares of the Company's common stock have been excluded from the computation of diluted earnings per share in 2003 as their inclusion would have been anti-dilutive.

Advertising Costs
-----------------

      Advertising costs are expensed as incurred. Advertising costs amounted to $(15,326), $86,603, and $(74,879) in the fiscal years ended January 31, 2005,
2004 and 2003, respectively, net of co-op advertising allowance received from DuPont. These reimbursements include some costs which are classified in categories other than advertising such as payroll.

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2005, 2004 and 2003

1. (continued)
--------------

Statement of Cash Flows
-----------------------

      The Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds. The market value of the cash equivalents approximates cost. Foreign denominated cash and cash equivalents were approximately $2,707,000, $2,012,000 and $1,011,000 at January 31, 2005,
2004 and 2003, respectively.

      Supplemental cash flow information for the years ended January 31 is as follows:

                                       2005          2004          2003
                                    ----------    ----------    ----------
      Interest paid                 $  207,912    $  534,540    $  642,595
      Income taxes paid             $2,103,682    $1,303,513    $  895,401

Concentration of Credit Risk
----------------------------

      Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade receivables. Concentration of credit risk with respect to these receivables is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited. The Company does not require customers to post collateral. The largest foreign cash balances are deposited in HSBC in China and the UK and in the TD Canada Trust Bank in Canada. The utilization of these larger banking facilities minimizes risk of deposits held in foreign countries.

Foreign Operations and Foreign Currency Translation
---------------------------------------------------

      The Company maintains manufacturing operations and uses independent contractors in Mexico and the People's Republic of China. It also maintains a sales and distribution entity located in Canada and the U.K. The Company is vulnerable to currency risks in these countries. The functional currency of foreign subsidiaries is the U.S. dollar.

      The monetary assets and liabilities of the Company's foreign operations are translated into U.S. dollars at current exchange rates, while non-monetary items are translated at historical rates. Revenues and expenses are generally translated at average exchange rates for the year. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and aggregated approximately $58,000, $29,000, and $95,000 for the fiscal years ended January 31, 2005, 2004 and 2003, respectively.

Use of Estimates
----------------

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

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2005, 2004 and 2003

1. (continued)
--------------

Fair value of Financial Instruments
-----------------------------------

      The Company's principal financial instrument consists of its outstanding revolving credit facility and term loan. The Company believes that the carrying amount of such debt approximates the fair value as the variable interest rates approximate the current prevailing interest rate.

Effects of Recent Accounting Pronouncements
-------------------------------------------

      In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective first interim reporting period that begins after June 15, 2005. If the Company had included the cost of employee stock option compensation in our financial statements it would not have had a material effect on our net income for the years ended January 31, 2005, 2004, and 2003.

      In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for all fiscal years beginning after June 15, 2005. Management does not believe there will be a significant impact as a result of adopting this statement.

      On December 16, 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that SFAS No. 153 will have a material impact on its results of operations or cash flows.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities ("VIE"), in which an investor is subject to a majority of the risk of loss from the VIE's activities, or is entitled to receive a majority of the VIE's residual returns. This interpretation also provides guidance with respect to the disclosure of VIEs in which an investor maintains an interest but is not required to consolidate. The provisions of the interpretation were effective immediately for all VIEs created after January 31, 2003, or in which we obtain an interest after that date. In October 2003, the FASB issued a revision to this pronouncement, FIN 46R, which clarified certain provisions and modified the effective date from October 1, 2003 to March 15, 2004 for variable interest entities created before February 1, 2003. The Company has adopted this pronouncement as of February 1, 2004. The two entities which lease property to the Company and are owned by related parties, which were consolidated in our financial statements are River Group Holding Co., L.L.P. and POMS Holding Co. Ownership of these entities is held by directors and officers of Lakeland. Under FIN 46, it is likely that leases between an entity and its related parties

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2005, 2004 and 2003

1. (continued)
--------------

would be considered a variable interest even if there is no residual value guarantee or purchase option. The FASB staff's view is that these elements are implied in a related-party lease even though they may not be explicitly stated in the lease agreement.

      There are no variable interest entities in which we hold a variable interest but we are not primary beneficiary. There are no collateralized assets related to the variable interest entity recorded at January 31, 2005 and the creditors of the VIE have no recourse to the general credit of the Company.

      In December 2003, the FASB issued a revised SFAS No. 132, "Employers Disclosures about Pensions and other Postretirement Benefits" to improve financial statement disclosures for defined benefit plans. The Company has adopted SFAS No. 132 and disclosure requirements as described in Note 7 to the Company's Annual Report on Form 10-K for the year ended January 31, 2005. Interim disclosures of net pensions costs are not material.

Comprehensive income (loss) - Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. At January 31, 2005 and 2004, there were no such adjustments required or such amounts were diminimus..

2 - INVENTORIES
---------------

      Inventories consist of the following at January 31:

                                                        2005             2004
                                                    -----------      -----------
Raw materials                                       $12,231,264      $10,868,816
Work-in-process                                       2,614,710        2,279,444
Finished goods                                       16,060,049       13,117,547
                                                    -----------      -----------
                                                    $30,906,023      $26,265,807
                                                    -----------      -----------

3 - PROPERTY, PLANT AND EQUIPMENT
---------------------------------

      Property and equipment consist of the following at January 31:

                                                       Useful life
                                                         in years         2005           2004
                                                       -----------    -----------    -----------
      Machinery and equipment                             3 - 10       $6,236,736      5,819,322
      Furniture and fixtures                              3 - 10          249,971        205,216
      Leasehold improvements                            Lease term        867,358        802,318
      Building  (in China)                                  20          1,823,027      1,605,737
      Buildings (minority interest)                         39          1,140,878            -0-
                                                                      -----------    -----------
                                                                       10,317,970      8,432,593
      Less accumulated depreciation and amortization                   (5,303,730)    (4,511,285)
                                                                      -----------    -----------
                                                                      $ 5,014,240    $ 3,921,308
                                                                      ===========    ===========

      Depreciation expense incurred in fiscal 2005, 2004 and 2003 amounted to $884,140, $803,234, and $595,384 respectively. Net fixed assets in China were approximately $2.2 million, $1.9 million and $1.4 million as of January 31, 2005, 2004 and 2003, respectively. Net fixed assets in Mexico were approximately $133,000,and $168,000 at January 31, 2005 and 2004, respectively.

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2005, 2004 and 2003

4 - LONG-TERM DEBT
------------------

Revolving Credit Facility

      The Company's agreement with its lending institution, as amended, provides the Company with a revolving credit facility of $18 million. The balance was paid in full on June 18, 2004 using the proceeds from the Company's June 18, 2004 Secondary Stock Offering. This credit facility, which is subject to a borrowing base calculated on a percentage of eligible accounts receivable and inventory as defined, bears interest at LIBOR plus 2% (4.69% at January 31, 2005) and pursuant to an amendment in May 2004 expires on July 31, 2005. The agreement was amended on March 9, 2001 to (i) extend the maturity date to October 31, 2001, (ii) modify the interest rate, and (iii) modify certain financial covenants. The agreement was amended on July 12, 2001 to (i) extend the maturity date to July 31, 2002, (ii) increase the amount available under the revolving line of credit from $14 million to a percentage of eligible accounts receivable and inventory as defined, up to a maximum of $18 million, (iii) modify the interest rate, and (iv) modify a certain financial covenant. The maximum amounts borrowed under the credit facility during the fiscal years ended January 31, 2005, 2004 and 2003 were $17,000,000, $18,000,000, and $18,000,000 respectively, and the average interest rates during the periods were 3.67%, 3.20% and 3.73%, respectively. At January 31, 2005, the Company had $18,000,000 in availability under the agreement.

      In January 2004, the Company entered into a new 3-year $3 million revolving credit facility which expires on February 28, 2007. Availability under this facility decreases from $3 million by $83,333 each month over the 3-year term and is also subject to the borrowing base limitation discussed above in connection with the $18 million revolving credit facility. Borrowings under this revolving credit facility bear interest at LIBOR plus 2.5%. The Company did not have any borrowings outstanding under this facility at January 31, 2005 or 2004. At January 31, 2005, the Company had $2,083,333 in availability under the Agreement.

Term Loan

      In November 1999, the Company entered into a $3,000,000, five-year term loan which was paid in full in March 2003.

      The credit facility is and the term loan was collateralized by substantially all of the assets of the Company. The credit facility and term loan contain financial covenants, including, but not limited to, minimum levels of earnings and maintenance of minimum tangible net worth and other certain ratios at all times. The fees incurred by the Company related to the credit facility amounted to $15,000, $63,000, and $63,000, during fiscal 2005, 2004 and 2003, respectively.

5. - STOCKHOLDERS' EQUITY AND STOCK OPTIONS

      On June 18, 2004 the company completed its secondary public offering by issuing an additional 1,100,000 shares of its common stock. On July 1, 2004 an additional 180,750 shares of its common stock was issued pursuant to the over-allotment section of the prospectus dated June 14, 2004. The Company received $24.4 million, net of related expenses of $.4 million. The Company used $16.8 million to pay off the balance of its revolving credit facility.

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2005, 2004 and 2003

5. (continued)
--------------

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

      The Company's 1986 Incentive and Non-statutory Stock Option Plan (the "Plan") provides for the granting of incentive stock options and non-statutory options. The Plan provides for the grant of options to key employees to purchase up to 400,000 shares of the Company's common stock, upon terms and conditions determined by a committee of the Board of Directors, which administers the plan. Options are granted at not less than fair market value (110 percent of fair market value as to incentive stock options granted to ten percent stockholders) and are exercisable over a period not to exceed ten years (five years as to incentive stock options granted to ten percent stockholders). This plan expired in May 2004.

      Additional information with respect to the Company's plans for the fiscal years ended January 31, 2005, 2004 and 2003 is summarized as follows:

                                                                         2005
                                                   -------------------------------------------------
                                                      Directors' Plan     Plan (expired May 1, 2004)
                                                   -------------------------------------------------
                                                                Weighted-                 Weighted-
                                                    Number       average      Number       average
                                                      of        exercise        of        exercise
                                                    shares        price       shares        price
                                                   --------     ---------    --------     ---------
Shares under option
    Outstanding at beginning of year                 12,540      $  7.70          --
       Granted                                       11,000       18.431          --
       Cancelled                                     (1,000)       21.99          --
       Exercised                                     (6,210)        8.77          --
                                                    -------
    Outstanding and exercisable at end of year       16,330        13.87          --
                                                    =======                   ======
    Weighted-average remaining
    contractual life of options outstanding       4.7 years

    Weighted-average fair value per shares
    of options granted during 2005                                $13.87

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2005, 2004 and 2003

5. (continued)

                                                                         2004
                                                   -------------------------------------------------
                                                      Directors' Plan                 Plan
                                                   -------------------------------------------------
                                                                Weighted-                 Weighted-
                                                    Number       average      Number       average
                                                      of        exercise        of        exercise
                                                    shares        price       shares        price
                                                   --------     ---------    --------     ---------
Shares under option
    Outstanding at beginning of year                 9,900       $ 4.71         4,455      $ 1.86
       10% stock dividend                            1,140                        445
       Granted                                       7,000         8.74
       Exercised                                    (5,500)        3.81        (4,900)       1.86
                                                    -------                   -------
    Outstanding and exercisable at end of year      12,540         7.70             0
                                                    =======                   =======

Weighted-average remaining contractual
    life of options outstanding                   4.25 years

Weighted-average fair value per shares of
    options granted during 2004                                  $ 7.70

                                                                         2003
                                                   -------------------------------------------------
                                                     Directors' Plan                  Plan
                                                   -------------------------------------------------
                                                                Weighted-                 Weighted-
                                                    Number       average      Number       average
                                                      of        exercise        of        exercise
                                                    shares        price       shares        price
                                                   --------     ---------    --------     ---------
Shares under option
    Outstanding at beginning of year                  9,000      $ 5.48        13,900      $ 2.70
       10% stock dividend                               900                       655
       Exercised                                          0                   (10,100)       2.82
                                                    -------                   -------
    Outstanding and exercisable at end of year        9,900        4.71         4,455        1.86
                                                    =======                   =======

Weighted-average remaining contractual
    life of options outstanding                   1.5 years                    1 year

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2005, 2004 and 2003

5. (continued)

      Summarized information about stock options outstanding under the two plans at January 31, 2005 is as follows (as adjusted for the 10% stock dividends):

                                     Options outstanding and exercisable
                             ---------------------------------------------------
                                                   Weighted-
                                  Number            Average
                               Outstanding         Remaining         Weighted-
    Range of                        At            Contractual        Average
    Exercise prices          January 31, 2005    Life in years    Exercise price
    ---------------          ----------------    -------------    --------------
    $4.91-$5.53                    3,630              1.85            $ 5.12
    $8.74-$18.431                 12,700              6.10             16.82

6. - INCOME TAXES
-----------------

      The provision for income taxes is based on the following pre-tax income:

                                               Year Ended January 31,
                                          2005             2004            2003
                                          ----             ----            ----
           Domestic                 $5,398,768       $3,292,770      $2,905,060
           Foreign                   1,670,573        2,004,728         870,879
                                    ----------       ----------      ----------
           Total                    $7,069,341       $5,297,498      $3,775,939
                                    ==========       ----------      ----------

      The provision for income taxes is summarized as follows:

                                              Year ended January 31,
                                       2005             2004            2003
                                    ----------       ----------      ----------
      Current
           Federal                  $1,661,606       $  699,069      $1,273,371
           State                       330,337           99,324         163,984
           Foreign                     395,917          413,921         136,016
                                    ----------       ----------      ----------
                                     2,387,860        1,212,314       1,573,371
      Domestic deferred               (334,765)         446,750        (401,490)
                                    ----------       ----------      ----------

                                    $2,053,095       $1,659,064      $1,171,881
                                    ==========       ==========      ==========

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2005, 2004 and 2003

6. (continued)

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

                                                      Year ended January 31,
                                                    2005       2004       2003
                                                    ----       ----       ----
Statutory rate                                      34.0%      34.0%      34.0%
State income taxes, net of Federal tax benefit       2.5%       1.7%       2.3%
Nondeductible expenses                               (.2)%       .6%        --
Taxes on foreign income which differ from
    the statutory rate                              (2.0)%     (3.2)%     (4.7)%
Contribution carryforward realized                  (4.0)%       --         --

Other                                               (1.3)%     (1.8)%      (.6)%
                                                   -----      -----      -----
Effective rate                                      29.0%      31.3%      31.0%
                                                   -----      -----      -----

The tax effects of temporary differences which give rise to deferred tax assets at January 31, 2005, 2004 and 2003 are summarized as follows:

                                                                 January 31,
                                                              2005          2004
                                                              ----          ----
Deferred tax assets
Inventories                                               $606,652      $639,156
Net operating loss carry forward -
    foreign subsidiary                                           0             0
Accounts receivable                                        122,740       122,740
Accrued compensation and other                             231,342        28,376
                                                          --------      --------
          Gross deferred tax assets                        960,734       790,272
                                                          --------      --------
Deferred tax liabilities
    Depreciation and other                                  86,229       250,532
                                                          --------      --------
          Gross deferred tax liabilities                    86,229       250,532
                                                          --------      --------
          Net deferred tax asset                          $874,505      $539,740
                                                          ========      ========

At January 31, 2005, the remaining contribution carryforward amount is $85,992.

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2005, 2004 and 2003

7. - BENEFIT PLANS
------------------

      Defined Benefit Plan

      The Company has a frozen defined benefit pension plan that covers former employees of an acquired entity. The Company's funding policy is to contribute annually the recommended amount based on computations made by its consulting actuary as of January 31, 2005, 2004 and 2003.

The following table sets forth the plan's funded status for the fiscal year ended January 31:

                                                           2005         2004
                                                        ----------   ----------
Change in benefit obligation
----------------------------
    Projected benefit obligation at beginning of year   $1,194,855   $1,159,088
    Interest cost                                           79,046       76,727
    Actuarial  loss                                          1,141        3,819
    Benefits paid                                          (47,827)     (44,779)
                                                        ----------   ----------

    Projected benefit obligation at end of year         $1,227,215   $1,194,855
                                                        ==========   ==========

Change in plan assets
---------------------
    Fair value of plan assets at beginning of year      $  988,994   $  633,404
    Actual return on plan assets                           225,797      366,369
    Employer contributions                                  24,000       34,000
    Benefits paid                                          (47,827)     (44,779)
                                                        ----------   ----------
    Fair value of plan assets at end of year            $1,190,964   $  988,994
                                                        ==========   ==========
Funded status
    Pension Liability                                   $   36,251      205,861
    Unrecognized net gain                                  459,452      321,514
    Unrecognized net transition liability                     (373)     (10,228)
                                                        ----------   ----------
    Accrued pension cost                                $  495,330   $  517,147
                                                        ==========   ==========

The components of net periodic pension cost for the fiscal years ended January 31 are summarized as follows:

                                               2005         2004         2003
                                               ----         ----         ----

      Interest cost                         $  79,046    $  76,727    $  73,233
      Actual return on plan assets           (225,797)    (366,369)     (86,591)
      Net amortization and deferral           148,934      326,217       52,178
                                            ---------    ---------    ---------

      Net periodic pension cost             $   2,183    $  36,575    $  38,820
                                            =========    =========    =========

      An assumed discount rate of 6.75%, 6.75% and 6.75% was used in determining the actuarial present value of benefit obligations for the years ended January 31, 2005, 2004 and 2003, respectively. The expected long-term rate of return on plan assets was 8% for all periods presented. At January 31, 2005, 2004 and 2003, approximately 25.1%, 33.9% and 35.7%of the plan's assets were held in mutual funds invested primarily in equity securities,

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2005, 2004 and 2003

7. (continued)

66.7%, 64.5% and 62.2%were invested in equity securities and debt instruments and 8.2%, 1.6% and 2.1% were invested in money market and other instruments, respectively.

                        Expected Monthly Benefit Payments

             Year Ending 1/31                      Benefit Payments
             ----------------                      ----------------
             2006                                  $54,372
             2007                                  $53,838
             2008                                  $53,201
             2009                                  $52,482
             2010                                  $51,443
             2011-2015                             $345,811

                                              2004           2005
                                              ----           ----
Benefit Obligations:
Accumulated benefit obligation             $1,194,855     $1,227,215
Vested accumulated benefit obligation      $1,194,855     $1,227,215

      The Company's policy is to hold no more than 50% of its pension assets in broadly held mutual funds, which invest, in a wide range of securities as well as money market funds, with the remainder of the plan assets invested in equity securities and debt instruments. The Company has utilized an expected long-term rate of return of 8% which it deems appropriate as a result of the fact that the actual rate of return on investments has not been less that 8% in the past 4 years. The Company does not expect its contributions for 2006 to exceed $50,000.

Defined Contribution Plan

      Pursuant to the terms of the Company's 401(k) plan, substantially all U.S. employees over 21 years of age with a minimum period of service are eligible to participate. The 401(k) plan is administered by the Company and provides for voluntary employee contributions ranging from 1% to 15% of the employee's compensation. The Company made discretionary contributions of $118,696, $100,033, and $88,901 in the fiscal years ended January 31, 2005, 2004, and 2003, respectively.

8. - MAJOR SUPPLIER
-------------------

      The Company purchased approximately 74.7%, 77.4% and 76.3% of its raw materials from one supplier under licensing agreements for the fiscal years ended January 31, 2005, 2004 and 2003, respectively. The Company expects this relationship to continue for the foreseeable future. If required similar raw materials could be purchased from other sources; although, the Company's competitive position in the marketplace could be affected.

9. - COMMITMENTS AND CONTINGENCIES
----------------------------------

      Employment Contracts

      The Company has employment contracts with five principal officers and the Chairman of the Board of Directors, expiring through January 2007. Such contracts are automatically renewable for two, one-year terms unless 30 to 120 days notice is given by either party. Pursuant to such contracts, the Company is committed to aggregate annual base remuneration of $1,275,000 for the fiscal years ended January 31, 2006 and 2007.

                          Lakeland Industries, Inc. and
                                  Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2005, 2004 and 2003

      Leases

      POMS Holding Co. ("POMS"), a partnership consisting of three directors and one officer of Lakeland, who own 55% of the entity, and six non-affiliates, was formed to lease both land and building to the Company because bank financing was unavailable. POMS presently leases to the Company a 91,788 square foot disposable garment manufacturing facility in Decatur, Alabama. 20% of this space is highly improved office space. Under a lease effective April 1, 2004 and expiring on March 31, 2009, the Company paid an annual rent of $364,900 and is the sole occupant of the facility.

      On April 1, 2004, the Company entered into a five-year lease agreement (expiring March 31, 2009) with River Group Holding Co., L.L.C. for a 49,500 sq. ft. warehouse facility located next to the existing facility in Decatur, Alabama. River Group Holding Co., L.L.C. is a limited liability company consisting of five directors and one officer of the Company. The annual rent for this facility is $199,100 and the Company is the sole occupant of the facility.

      On March 1, 1999, the Company entered into a one-year (renewable for four additional one year terms) lease agreement with Harvey Pride, Jr., an officer of the Company, for a 2,400 sq. ft. customer service office for $18,000 annually located next to the existing Decatur, Alabama facility mentioned above. This lease was renewed on March 1, 2004 through March 31, 2009 at the same rental rate and terms.

      The Company believes that all rents paid to POMS, River Group Holding Co., L.L.C. and Harvey Pride, Jr. by the Company are comparable to what would be charged by an unrelated party, as three different rent fairness appraisals were performed in 1999, 2002 and 2004. The net rent paid to POMS and River Group Holding Co., L.L.C. by the Company for the year entered January 31, 2004 amounted to $564,000 and the total rent paid to Harvey Pride, Jr. by the Company for use of the customer service office for the year ended January 31, 2004 amounted to $18,000. The Company paid $59,400 to Luis Gomez Guzman, an employee in Mexico, for rent on a building pursuant to a lease expiring July 7, 2007 and in fiscal 2006 an 12,853 square foot addition was built for additional annual rent of $46,220.

      Total rental under all operating leases is summarized as follows:

                                                             Rentals
                                            Gross            paid to
                                           rental            related
                                           expense           parties
                                           -------           -------
      Year ended January 31,
               2005                        $893,862         $641,400
               2004                         944,375          641,400
               2003                         827,187          641,400

      Minimum annual rental commitments for the remaining term of the Company's non-cancelable operating leases relating to manufacturing facilities, office space and equipment rentals at January 31, 2005 including lease renewals subsequent to year-end are summarized as follows:

      Year ending January 31,
              2006                         $448,000
              2007                          217,000
              2008                           43,500
              2009                            3,000
                                           --------
                                           $711,500

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2005, 2004 and 2003

      See subsequent event footnote regarding related party transaction for the purchase of real estate in March 2005. Certain leases require additional payments based upon increases in property taxes and other expenses.

      Litigation

      The Company is involved in various litigation arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company's financial position, results of operations, or cash flows.

10. OTHER RELATED PARTY TRANSACTIONS
------------------------------------

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

                        Related Party-outside contractor

      The Company leases its facility in Mexico from Louis Gomez Guzman, an employee in Mexico, pursuant to a lease expiring July 31, 2007 at an annual rental of $105,620. Mr. Guzman is also acting as a contractor for our Mexican facility. His company, Intermack, enables our Mexican facility to increase or decrease production as required without the Company needing to expand its facility. During fiscal 2005, Lakeland de Mexico paid Intermack $998,376 for services relating to contract production, and advanced $94,800 against such services, which amount is included in Other Current Assets on the accompanying balance sheet at January 31, 2005.

11. MANUFACTURING SEGMENT DATA
------------------------------

      The Company manages its operations by evaluating its geographic locations. The Company's North American operations include its facilities in Decatur, Alabama (primarily disposables, chemical suit and glove production), Celaya, Mexico (primarily disposables, chemical suit and glove production) and St. Joseph, Missouri (primarily woven products). The Company also maintains contract manufacturing facilities in China (primarily disposable and chemical suit production). The Company's China facilities and Celaya, Mexico facility produce the majority of the Company's products. The accounting policies of these operating entities are the same as those described in Note 1. The Company evaluates the performance of these entities based on operating profit, which is defined as income

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2005, 2004 and 2003

before income taxes and other income and expenses. The Company has a small sales force in Canada and Europe who distribute products shipped from the United States and China, the table below represents information about reported manufacturing segments for the years noted therein:

                                     2005             2004             2003
                                     ----             ----             ----
Net Sales:
   North America                 $100,361,909     $ 88,346,362     $ 76,718,179
   China                            7,411,651        4,753,853        3,896,680
   Less inter-segment sales       (12,453,397)      (3,383,053)      (2,789,142)
                                 ------------     ------------     ------------
   Consolidated sales            $ 95,320,163     $ 89,717,162     $ 77,825,717
                                 ============     ============     ============

Operating Profit:
   North America                 $  7,067,855     $  4,721,880     $  3,588,852
   China                              921,208        1,255,118          963,382
   Less intersegment profit          (335,000)        (188,000)        (193,500)
                                 ------------     ------------     ------------
   Consolidated profit           $  7,654,063     $  5,788,998     $  4,358,734
                                 ============     ============     ============

Identifiable Assets:
   North America                 $ 51,654,104     $ 40,211,021     $ 38,520,608
   China                            8,659,150        7,092,806        4,302,126
                                 ------------     ------------     ------------
   Consolidated assets           $ 60,313,254     $ 47,303,827     $ 42,822,734
                                 ============     ============     ============

Depreciation:
   North America                 $    542,463     $    535,572     $    488,795
   China                              341,677          267,662          106,589
                                 ------------     ------------     ------------
   Consolidated depreciation     $    884,140     $    803,234     $    595,384
                                 ============     ============     ============

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2005, 2004 and 2003

12. - UNAUDITED QUARTERLY RESULTS of OPERATIONS (In thousands, except for per
-----------------------------------------------------------------------------
share amounts):
---------------

Fiscal Year Ended January 31, 2004:   1/31/04     10/31/03    7/31/03    4/30/03

Net Sales                             $21,270     $21,332     $23,290    $23,825
Cost of Sales                          16,584      16,831      18,597     19,729
                                      -------     -------     -------    -------
Gross Profit                          $ 4,686     $ 4,501     $ 4,693    $ 4,096
                                      =======     =======     =======    =======
Net Income                            $   914     $   870     $   990    $   864
                                      =======     =======     =======    =======
Basic and Diluted income per
common share*:
 Basic (a)                            $  0.28     $  0.27     $  0.30    $  0.29
                                      =======     =======     =======    =======
 Diluted (a)                          $  0.28     $  0.27     $  0.30    $  0.29
                                      =======     =======     =======    =======

Fiscal Year Ended January 31, 2005:   1/31/05     10/31/04    7/31/04    4/30/04

Net Sales                             $23,221     $22,416     $22,845    $26,838
Cost of Sales                          18,592      17,491      17,983     20,858
                                      -------     -------     -------    -------
Gross Profit                          $ 4,629     $ 4,925     $ 4,862    $ 5,980
                                      =======     =======     =======    =======
Net Income                            $ 1,258     $ 1,190     $ 1,143    $ 1,425
                                      =======     =======     =======    =======
Basic and Diluted income per
common share*:
 Basic (a)                            $  0.28     $  0.26     $  0.30    $  0.44
                                      =======     =======     =======    =======
 Diluted (a)                          $  0.28     $  0.26     $  0.30    $  0.43
                                      =======     =======     =======    =======

(a) The sum of earnings per share for the four quarters may not equal earnings per share for the full year due to changes in the average number of common shares outstanding.

*Adjusted, retroactively, for the 10% stock dividends to shareholders of records on July 31, 2003 and 2002.

13. SUBSEQUENT EVENT AND RELATED PARTY TRANSACTION

      In April 2005 the Company entered into two separate real estate purchase contracts, one with POMS and one with River Group, both related parties. The Company intends to purchase the buildings in Decatur, Alabama that it has leased from these related parties since inception. The purchase price is $2,056,000 for the POMS property and $925,000 for the River Group property. The purchases are expected to be concluded by the end of April 2005. These

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2005, 2004 and 2003

partnerships have been accounted for in accordance with FIN46R and have been reflected in the financial statements for the fiscal year 2005.

      In contemplation of the real estate purchases, the Company entered into an agreement, dated March 4, 2005, with an officer of Lakeland (who is a partner in POMS & River Group) to acquire his interest for $565,367 ($411,200 for POMS and $154,167 for River Group). The amount will be deducted from the respective purchase prices mentioned above.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------

            Column A                         Column B            Column C           Column D     Column E
      --------------------                   --------     ----------------------    --------     --------
                                                                Additions
                                            Balance at    Charge to   Charged to                Balance at
                                            Beginning     costs and     other                     end of
                                            of period     expenses     accounts    Deductions     period
                                            ----------    ---------   ----------   ----------   ----------
Year ended January 31, 2005
    Allowance for doubtful
       account (a)                           $323,000     $                         $            $323,000
                                             ========     ========                  ========     ========
     Allowance for slow moving inventory     $417,000     $                         $ 21,000     $396,000
                                             ========     ========                  ========     ========
Year ended January 31, 2004
    Allowance for doubtful
      account (a)                            $343,000     $     --                  $ 20,000     $323,000
                                             ========     ========                  ========     ========
    Allowance for slow moving inventory      $354,000     $ 63,000                        --     $417,000
                                             ========     ========                  ========     ========

Year ended January 31, 2003
    Allowance for doubtful
       account (a)                           $221,000     $369,717                  $247,717     $343,000
                                             ========     ========                  ========     ========

    Allowance for slow moving inventory      $100,000     $254,000                        --     $354,000
                                             ========     ========                  ========     ========

----------
(a) Deducted from accounts receivable.

(b) Uncollectible accounts receivable charged against allowance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

      On December 1, 2004, Lakeland Industries, Inc. (the "Company") dismissed PricewaterhouseCoopers LLP ("PwC") as its independent registered public accounting firm. The Audit Committee of the Board of Directors reviewed and approved of the dismissal. On December 1, 2004, the Audit Committee of the Board of Directors of the Company engaged Holtz Rubenstein Reminick, LLP ("Holtz Rubenstein") as the Company's independent registered public accounting firm for the fiscal year ending January 31, 2005.

      The reports of PwC on the company's financial statements for the years ended January 31, 2003 and 2004 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

      During the years ended January 31, 2003 and 2004 and through December 1, 2004, there have been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolve to the satisfaction of PwC, would have caused PwC to make reference thereto in their reports on the Company's financial statements for such years.

      No reportable event of the type described in Item 304(a) (l) (v) of Regulation S-K occurred during the years ended January 31, 2003 and 2004 and through December 1, 2004.

      The Company provided PwC with a copy of this Form 8-K prior to its filing with the Securities and Exchange Commission. The Company has received a letter from PwC addressed to the Securities and Exchange Commission indicating whether or not it agrees with the above statements. A copy of that letter, dated as of December 3, 2004, was attached as Exhibit 16 on the December 1, 2004 Form 8-K.

      During the Company's two fiscal years ended January 31, 2003 and 2004 and the subsequent interim period through December 1, 2004, the company has not consulted with Holtz Rubenstein regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any matter that was either the subject of a disagreement (as defined in Item

304(a)(l)(iv) of Regulation S-K and the related instructions) or reportable event (within the meaning of Item 304(a)(l)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

      Evaluation of Disclosure Controls and Procedures

      We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of January 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of January 31, 2005, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.

      Management's Report on Internal Control over Financial Reporting

      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of January 31, 2005, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. There were several areas where we strengthened our controls as a result of this evaluation, including some upgrades made in February 2005. Holtz, Rubenstein Reminick LLP has not completed their work necessary to issue an attestation report on management's assessment of internal control over financial reporting a copy of which, when complete, will be included as an amendment to this annual report on Form 10-K/A.

      Limitations on Controls

      Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

      Through the year ended January 31, 2005 additional expense has been incurred relating to documenting and testing the systems of internal controls. The company hired an internal auditor in July 2004 and has contracted with an independent consultant for services related to Sarbanes-Oxley Act compliance with Section 404, in February 2004. The total amount expensed so far is approximately $292,000 and is expected to increase in the first quarter of 2006 due to the hiring of additional accounting personnel and increased professional fees.

ITEM 9B. OTHER INFORMATION
--------------------------

      None

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

      The following is a list of the names and ages of all of our directors and executive officers, indicating all positions and offices they hold with us as of April 15, 2005. Our directors hold office for a three-year term and until their successors have been elected and qualified. Our executive officers hold office for one year or until their successors are elected by our board of directors.

Name                              Age                    Position
----                              ---                    --------
Raymond J. Smith.............     66     Chairman of the Board of Directors
Christopher J. Ryan..........     53     Chief Executive Officer, President,
                                         Secretary, General Counsel and Director
Gary Pokrassa................     57     Chief Financial Officer
Harvey Pride, Jr. ...........     58     Vice President - Manufacturing
James M. McCormick...........     57     Controller and Treasurer
Paul C. Smith................     38     Vice President
John J. Collins..............     62     Director
Eric O. Hallman..............     61     Director
Michael E. Cirenza...........     49     Director
John Kreft...................     54     Director
Stephen M. Bachelder ........     53     Director

      Raymond J. Smith, one of our co-founders, has been Chairman of our board of directors since our incorporation in 1982 and was President from 1982 to January 31, 2004. Mr. Smith's term as a director will expire at our annual meeting of stockholders in June 2007.

      Christopher J. Ryan has served as our Chief Executive Officer since April 2004 and President since February 1, 2004, Secretary since April 1991, General Counsel since February 2000 and a director since May 1986. Mr. Ryan was our Executive Vice President - Finance from May 1986 until becoming our President on February 1, 2004. From October 1989 until February 1991, Mr. Ryan was employed by Sands Brothers and Rodman & Renshaw, Inc., both investment banking firms. Prior to that, he was an independent consultant with Laidlaw Holding Co., Inc., an investment banking firm, from January 1989 until September 1989. From February 1987 to January 1989, Mr. Ryan was employed as the Managing Director of Corporate Finance for Brean Murray, Foster Securities, Inc. He was employed from June 1985 to March 1986 as a Senior Vice President with the investment banking firm of Laidlaw Adams Peck, Inc., a predecessor firm to Laidlaw Holdings, Inc. Mr. Ryan has served as one of our directors since 1986 and his term as a director will expire at our annual meeting of stockholders in June 2005.

      Gary Pokrassa is a CPA with 35 years experience in both public and private accounting. Mr. Pokrassa was the CFO for Gristedes Foods, Inc. (AMEX-GRI) from 2000-2003 and Syndata Technologies from 1997-2000. Mr. Pokrassa received a BS in Accounting from New York University and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

      Harvey Pride, Jr. has been our Vice President of manufacturing since May 1986. He was Vice President of Ryland (our former subsidiary) from May 1982 to June 1986 and President of Ryland until its merger into Lakeland on January 31, 1990.

      James M. McCormick was our Vice President and Treasurer from May 1986 to August 2003 and is presently Controller and Treasurer. Mr. McCormick acted as Chief Financial Officer between April 2004 and November 2004. Between January 1986 and May 1986 Mr. McCormick was our Controller.

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

      Walter J. Raleigh has served as one of our directors since 1991 and his term as a director expired with his resignation in November 2004.

      Michael E. Cirenza has been the Executive Vice President and Chief Financial Officer of Country-Life LLC, a manufacturer and distributor of vitamins and nutritional supplements, since September 2002. Mr. Cirenza was the Chief Financial Officer and Chief Operating Officer of Resilien, Inc., an independent distributor of computers, components and peripherals from January 2000 to September 2002. He was an Audit Partner with the international accounting firm of Grant Thornton LLP from August 1993 to January 2000 and an Audit Manager with Grant Thornton LLP from May 1989 to August 1993. Mr. Cirenza was employed by the international accounting firm of Price Waterhouse from July 1980 to May 1989. Mr. Cirenza is a Certified Public Accountant in the State of New York and a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Cirenza has served as one of our directors since June 18, 2003 and his term as a director will expire at our annual meeting of stockholders in 2005.

      John Kreft has been President of Kreft Interests, a Houston based private investment firm, since 2001. Between 1998 and 2001, he was CEO of Baker Kreft Securities, LLC, a NASD broker-dealer. From 1996 to 1998, he was a co-founder and manager of TriCap Partners, a Houston based venture capital firm. From 1994 to 1996 he was employed as a director at Alex Brown and Sons. He also held senior positions at CS First Boston including employment as a managing director from 1989 to 1994. Mr. Kreft graduated from the Wharton School of Business in 1975.

      Stephen M. Bachelder has been with Swiftview, Inc. a Portland based software company since 1999 and President since 2002. From 1991-1999 Mr. Bachelder ran a consulting firm advising software and hardware based companies in the Pacific Northwest. Mr. Bachelder was the president and owner of an Apparel Company, Bachelder Imports from 1982-1991 and worked in executive positions for Giant Foods, Inc. and Pepsico, Inc. between 1976-1982. Mr. Bachelder is a 1976 Graduate of the Harvard Business School.

                             Committees of the Board

      Our board of directors has a designated Audit Committee that reviews the scope and results of the audit and other services performed by our independent accountants. The Audit Committee is comprised solely of independent directors and consists of Messrs. Cirenza, Hallman and Collins. The board of directors has also designated a Compensation Committee that establishes objectives for our senior executive officers, sets the compensation of directors, executive officers and our other employees and is charged with the administration of our employee benefit plans. The Compensation Committee is comprised solely of independent directors and consists of Messrs. Collins and Hallman.

                            Compensation of Directors

      Each non-employee director receives a fee of $5,000 per quarter for attending meetings of our board of directors or committees of our board of directors. Non-employee directors are reimbursed for their reasonable expenses incurred in connection with attendance at or participation in such meetings. In addition, under our 1995 Director Plan, each non-employee director who becomes a director is granted an option to purchase 5,000 shares of our common stock. Messrs. Raleigh, Hallman and Collins were each granted an option to purchase 5,000 shares of our common stock under our previous 1986 Plan at the time of their respective appointments or reelections to the board of directors. Such grants and the terms thereof were renewed on April 18, 1997, May 5, 1996 and May 5, 1996, respectively, in accordance with stockholder approval of the 1995 Director Plan at our 1995 annual meeting of stockholders. Mr. Cirenza received an option to purchase 5,000 shares of our common stock upon his election to our board of directors in June 2003. Messrs. Kreft and Bachelder each received an option to purchase 5,000 shares of our Common Stock upon appointment to our Board of Directors.

Directors who are employees of Lakeland receive no additional compensation for their service as directors. However, such directors are reimbursed for their reasonable expenses incurred in connection with travel to or attendance at or participation in meetings of our board of directors or committees of the board of directors.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

      See information under the caption "Compensation of Executive Officers" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

      See the information under the caption "Voting Securities and Stock Ownership of Officers, Directors and Principal Stockholders" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

                              Related Party Leases

      In the past, because our access to third party financing was insufficient, we entered into arrangements with our directors and executive officers in order to fund the construction or acquisition of our assembly facilities. In such cases, we commissioned independent appraisals in 1999, 2002 and 2004 to ensure that these arrangements approximated arrangements made on an arms length basis. We believe that we currently have sufficient access to financing to fund our current and anticipated facility needs, we do not anticipate entering into additional arrangements with our directors or executive officers in the future and we are examining alternatives for restructuring the ownership and/or the financing of these facilities in a manner that would not involve our directors or executive officers. We intend to conclude our examination of the alternative ownership structures and financing arrangements by April 30, 2005 and to implement any new arrangements, if possible. Any such restructuring or financing would involve negotiations with, and require the agreement of, the entities described below and their partners or members, including some of our officers and directors, and we therefore cannot assure you that we will be able to implement any such restructuring or financing. A description of our current arrangements with our directors and executive officers follows.

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

      On March 1, 1999, we entered into a one year (renewable for four additional one year terms) lease agreement with Harvey Pride, Jr., our Vice President - Manufacturing, for a 2,400 sq. ft. customer service office located next to our existing Decatur, Alabama facility. We paid an annual rent of $18,000 for this facility under the lease agreement in fiscal 2004 and 2005. This lease was renewed on March 1, 2004 through March 31, 2009 at the same rental rate.

      On June 1, 1999, we entered into a five year lease agreement (expiring May 31, 2004) with River Group Holding Co., L.L.C. for a 49,500 sq. ft. warehouse facility located next to our existing facility in Decatur, Alabama. River Group Holding Co., L.L.C. is a limited liability company, the members of which are Raymond Smith, John Collins, Eric Hallman, Walter Raleigh, Christopher Ryan and Harvey Pride, who all have an equal ownership interest. Mr. Ryan is our Chief Executive Officer, President, Secretary, General Counsel and a director of our company, Messrs. Smith, Collins, Hallman and Raleigh are all directors of our company, and Mr. Pride is our Vice President - Manufacturing. We paid an annual rent of $199,100 for this facility in fiscal 2004 and 2005. We are the sole occupant of the facility. This lease was renewed on April 1, 2004 through March 31, 2009 at the same rental rate.

      In March 2005 the Company entered into two real estate sale contracts, one with POMS and one with River Group, both related parties. The Company intends to purchase the buildings in Decatur, Alabama that it has leased from these related parties since inception. The purchase price is $2,056,000 for the POMS property and $925,000 for the River Group property. The sales are expected to be concluded by the end of March 2005. These partnerships are the variable interest entities reflected in the financial statements for the fiscal year 2005.

      In anticipation of the above, Company entered into an agreement, dated March 4, 2005, with an officer of Lakeland (who is a partner in POMS & River Group) to acquire his interest for $$565,367 ($411,200 for POMS and $154,167 for River Group). The amount will be deducted from the respective purchase prices mentioned above.

                        Related Party-outside contractor

      The Company leases its facility in Mexico from Louis Gomez Guzman, an employee in Mexico, pursuant to a lease expiring July 31, 2007 at an annual rental of $105,620. Mr. Guzman is also acting as a contractor for our Mexican facility. His company, Intermack, enables our Mexican facility to increase or decrease production as required without the Company needing to expand its facility. During fiscal 2005, Lakeland de Mexico paid Intermack $998,376 for services relating to contract production, and advanced $94,800 against such services, which amount is included in Other Current Assets on the accompanying balance sheet at January 31, 2005..

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

      See the information under the caption "Report of the Audit Committee" in the Company's Proxy Statement, which information is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 - K
--------------------------------------------------------------------------

      (a)   The following documents are filed as part of this report:

            1 Consolidated Financial Statements (See Page 27 of this report which includes an index to the consolidated financial statements)

            2     Financial Statement Schedules:

                  Schedule II- Valuation and Qualifying Accounts

                  All other schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

            3.    Exhibits:

Exhibit                                  Description

     3.1 Restated Certificate of Incorporation of Lakeland Industries, Inc. (Incorporated by reference to Exhibit 3(a) of Lakeland Industries, Inc.'s Registration Statement on Form S-18 (File No. 33-7512 NY))

     3.2 Bylaws of Lakeland Industries Inc., as amended (Incorporated by reference to Exhibit 3(b) of Lakeland Industries, Inc.'s Registration Statement on Form S-18 (File No. 33-7512 NY))

     10.1 Lease Agreement, dated April 1, 2004, between POMS Holding Co., as lessor, and Lakeland Industries, Inc., as lessee

     10.2 Lease Agreement, dated August 1, 2001, between Southwest Parkway, Inc., as lessor, and Lakeland Industries, Inc., as lessee (Incorporated by reference to Exhibit 10(b) of Lakeland Industries, Inc.'s Annual Report on Form 10-K for the year ended January 31, 2002)

     10.3 Lakeland Industries, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10(n) of Lakeland's Registration Statement on Form S-18 (File No. 33-7512 NY))

     10.4 Employment Agreement, dated September 22, 2003, between Lakeland Industries, Inc. and Raymond J. Smith (Incorporated by reference to Exhibit 10(g) of Lakeland Industries, Inc.'s Quarterly Report on Form 10-Q filed December 12, 2003)

     10.5 Employment, dated December 1, 2002, agreement between Lakeland Industries, Inc. and Harvey Pride, Jr.

     10.6         Lease, dated April 16, 1999, between Lakeland Industries, Inc.
                  and JBJ Realty (Incorporated by reference to Exhibit 10(i) of Lakeland Industries, Inc.'s Annual Report on Form 10-K for the year ended January 31, 2002)

     10.7 Employment Agreement, dated February 1, 2004, between Lakeland Industries, Inc. and Christopher J. Ryan

     10.8 WCMA Reducing Revolver Loan and Security Agreement, dated January 21, 2004, between Lakeland Industries, Inc. and Merrill Lynch Business Financial Services Inc.

     10.9 Lease Agreement, dated April 1, 2004, between River Group Holding Co., LLP, as lessor, and Lakeland Industries, Inc., as lessee

     10.10 Lease Agreement, dated March 1, 2004, between Harvey Pride, Jr., as lessor, and Lakeland Industries, Inc., as lessee

     10.11 Term Loan and Security Agreement, dated September 9, 1999, between Lakeland Industries, Inc. and Merrill Lynch Business Financial Services Inc.(Incorporated by reference to Exhibit 10(q) of Lakeland Industries, Inc.'s Annual Report on Form 10-K for the year ended January 31, 2002)

     10.12 Employment Agreement, dated December 1, 2002, between Lakeland Industries, Inc. and James M. McCormick (Incorporated by reference to Exhibit 10(r) of Lakeland Industries, Inc.'s Quarterly Report on Form 10-Q filed December 13, 2002)

     10.13 Employment Agreement, dated September 22, 2003, between Lakeland Industries, Inc. and Paul C. Smith (Incorporated by reference to Exhibit 10(s) of Lakeland Industries, Inc.'s Quarterly Report on Form 10-Q filed December 12, 2003)

     10.14 Employment Agreement, dated November 29, 2004, between Lakeland Industries, Inc. and Gary Pokrassa, CPA.

     14.1         Lakeland Industries, Inc. Code of Ethics

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

      (b)   Reports on Form 8 - K.

            The documents which we incorporate by reference consist of the documents listed below that we have previously filed with the SEC:

            A - On November 17, 2004 the company filed a Form 8-K regarding the issuance of a press release for Lakeland's 10% stock dividend and the election of two new directors.

            B - On November 30, 2004 the company filed a Form 8-K regarding the issuance of a press release for the retirement of a director and the hiring of a new CFO.

            C - On December 1, 2004 the Company filed a Form 8-K notifying of a change in certifying accountants.

            D - On December 3, 2004 the Company filed a Form 8-K reporting notice of a teleconference call on December 13, 2004 to discuss the results of the Company's third quarter ended October 31, 2004.

            E - On December 13, 2004 the company filed a Form 8-K regarding the results of operations of the Company's third quarter ended October 31, 2004.

----------

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 15, 2005
                                       LAKELAND INDUSTRIES, INC.


                                       By: /s/Christopher J. Ryan
                                           -------------------------------------
                                           Christopher J. Ryan,
                                           Chief Executive Officer and President

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                                       Title                                    Date
----                                       -----                                    ----

/s/Raymond J. Smith                Chairman of the Board                       April 15, 2005
----------------------------
Raymond J. Smith


/s/Christopher J. Ryan             Chief Executive Officer, President,         April 15, 2005
----------------------------       General Counsel, Secretary and Director


/s/Gary Pokrassa                   Chief Financial Officer                     April 15, 2005
----------------------------
Gary Pokrassa


/s/James M. McCormick              Controller and Treasurer                    April 15, 2005
----------------------------
James M. McCormick


/s/Eric O. Hallman                 Director                                    April 15, 2005
----------------------------
Eric O. Hallman


/s/John J. Collins                 Director                                    April 15, 2005
----------------------------
John J. Collins, Jr.


/s/Michael E. Cirenza              Director                                    April 15, 2005
----------------------------
Michael E. Cirenza


/s/John Kreft                      Director                                    April 15, 2005
----------------------------
John Kreft


/s/Stephen M. Bachelder            Director                                    April 15, 2005
----------------------------
Stephen M. Bachelder