Form 10-K/A
period 2005-01-31
LAKELAND INDUSTRIES INC
filed 2005-05-31
CIK 798081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

(Mark one)

 X    ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934 For the fiscal year ended January 31, 2005
                                            ----------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 For the transition period from _____________ to
      ______________

                        Commission File Number: 0 - 15535
--------------------------------------------------------------------------------

                            LAKELAND INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

        Delaware                                     13-3115216
 ----------------------                   -------------------------------------
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

                          Common Stock, $0.01 Par Value
                          -----------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S - K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - K or any
amendment to this Form 10-K   Yes  X    No
                                  ---      ---

      Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).   Yes  X    No
                                           ---      ---

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

      The number of shares outstanding of the Registrant's common stock, $.01 par value, on May 31, 2005 was 5,017,046.

                       DOCUMENTS INCORPORATED BY REFERENCE
      Certain portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than May 30, 2005,(for the Annual Meeting of Stockholders to be held June 15, 2005), are incorporated by reference to Part III of this Annual Report on Form 10-K.

                            LAKELAND INDUSTRIES, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-K/A




PART II:
--------

      Item 9A  Controls and Procedures
               -----------------------

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 31, 2005


                               LAKELAND INDUSTRIES, INC.




                               By:  /s/Christopher J. Ryan
                                    --------------------------------------------
                                    Christopher J. Ryan, Chief Executive Officer
                                    and President






                               By:  /s/Gary Pokrassa
                                    --------------------------------------------
                                    Gary Pokrassa, Chief Financial Officer




Exhibits
--------

31.1 Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher J. Ryan
31.2 Certification under Section 302 of the Sarbanes-Oxley Act of 2002 for Gary Pokrassa

                                EXPLANATORY NOTE

      This amendment to our annual report on Form 10-K for the fiscal year ended January 31, 2005 is being filed in order to furnish the internal control report and related attestation report required by Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes 404"), in accordance with the Security and Exchange Commission's November 30, 2004 exemptive order.


PART II.

Item 9A:  CONTROLS AND PROCEDURES
          -----------------------

      Evaluation of Disclosure Controls and Procedures

      We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the 1934 Act, as of January 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of January 31, 2005, our disclosure controls and procedures were effective in alerting them timely to material information required to be included in our periodic SEC reports filed with the Security and Exchange Commission.

      Management's Report on Internal Control over Financial Reporting

      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment, management concluded that, as of January 31, 2005, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. There were several areas where we strengthened our controls as a result of this evaluation, including some upgrades made in February 2005.

      Our independent registered public accounting firm has issued an attestation report on management's assessment of the company's internal control over financial reporting. That report appears below in this Item 9A.

      Except as described above in this Item 9A, there was no change in our internal control over financial reporting during our fourth quarter of fiscal year ended January 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our assessment and those criteria, management believes that the company maintained effective internal control over financial reporting as of January 31, 2005.

The company's independent registered public accounting firm has issued an attestation report on management's assessment of the company's internal control over financial reporting. That report appears below in this Item 9A.

             Report of Independent Registered Public Accounting Firm
                  On Internal Control Over Financial Reporting

Board of Directors and Stockholders
Lakeland Industries, Inc. and Subsidiaries
Ronkonkoma, New York

We have audited management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting", that
Lakeland Industries, Inc. and Subsidiaries ("Lakeland") maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lakeland's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Lakeland maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Lakeland maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lakeland as of January 31, 2005 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, and our report dated April 7, 2005 expressed an unqualified opinion on those consolidated statements.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York
May 27, 2005
                                       4