Form 10-Q
period 2005-04-30
LAKELAND INDUSTRIES INC
filed 2005-06-09
CIK 798081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 2005
                                       --------------

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

  Common Stock, $.01 par value, outstanding at June 9, 2005 - 5,017,046 shares.

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


PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements (unaudited):

                                                                                                            Page
                                                                                                            ----

         Introduction .........................................................................................1

         Condensed Consolidated Balance Sheets April 30, 2005 and January 31, 2005.............................2

         Condensed Consolidated Statements of Income for the
          Three Months Ended April 30, 2005 and 2004...........................................................3

         Condensed Consolidated Statement of Stockholders' Equity - Three Months Ended April 30, 2005..........4

         Condensed Consolidated Statements of Cash Flows - Three  Months Ended April 30, 2005
         and 2004..............................................................................................5

         Notes to Condensed Consolidated Financial Statements..................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk......................................16

Item 4.  Controls and Procedures .............................................................................16

PART II - OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K.....................................................................16

Signature Page................................................................................................17

                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements:

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

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

      ASSETS                                                      April 30,       January 31,
                                                                     2005            2005
                                                                 (Unaudited)
Current assets:
Cash and cash equivalents (which includes $3,730,947 and
  $3,711,320 of marketable securities at April 30, 2005 and
  January 31, 2005, respectively) ..........................     $ 8,680,060     $ 9,185,382
Accounts receivable, net of allowance for doubtful accounts
  of $323,000 at April 30, 2005 and January 31, 2005 .......      14,997,279      13,117,374
Inventories, net of reserves of  $314,000 at April 30, 2005
  and $396,000 at January 31, 2005 .........................      31,101,768      30,906,023
Deferred income taxes ......................................         960,734         960,734
Other current assets .......................................       1,161,594         958,491
                                                                 -----------     -----------
         Total current assets ..............................      56,901,435      55,128,004
Property and equipment, net of accumulated
  depreciation of $5,518,000 at April 30, 2005
  and $5,304,000 January 31, 2005 ..........................       6,774,118       5,014,240

Other assets ...............................................         234,323         171,010
                                                                 -----------     -----------
          ..................................................     $63,909,876     $60,313,254
                                                                 ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ...........................................     $ 5,078,174     $ 2,710,251
Accrued expenses and other current liabilities .............       2,057,995       1,441,912
                                                                 -----------     -----------
     Total current liabilities .............................       7,136,169       4,152,163
Other long-term liabilities ................................         507,830         495,330
Deferred income taxes ......................................          86,229          86,229
Minority interest in Variable Interest Entities ............             -0-       1,112,861

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par; authorized
  1,500,000 shares (none issued)
Common stock, $.01 par; authorized
  10,000,000 shares; issued and outstanding
  5,017,046 shares at April 30, 2005 and 4,560,885 shares at
  January 31, 2005 .........................................          50,170          45,609
Additional paid-in capital .................................      42,431,220      36,273,046
Retained earnings ..........................................      13,698,258(1)   18,148,016
                                                                 -----------     -----------
     Total stockholders' equity ............................      56,179,648      54,466,671
                                                                 -----------     -----------
                                                                 $63,909,876     $60,313,254
                                                                 ===========     ===========

      (1) A cumulative total of $11,612,824 has been transferred from retained earnings to additional paid-in-capital and par value of common stock due to 3 separate stock dividends paid in 2002, 2003 and 2005. As reflected in the Condensed Consolidated Statement of Stockholders' Equity, $6,162,735 was included in the current quarter ended April 30, 2005.

   The accompanying notes are an integral part of these financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            April 30,
                                                      2005              2004
                                                 ------------      ------------

Net sales ..................................     $ 25,708,928      $ 26,838,023
Cost of goods sold .........................       19,915,180        20,858,591
                                                 ------------      ------------
Gross profit ...............................        5,793,748         5,979,432
Operating expenses .........................        3,247,714         3,586,720
                                                 ------------      ------------
Operating profit ...........................        2,546,034         2,392,712
Other income, net ..........................           23,462             9,460

Interest expense ...........................             (430)         (137,141)
                                                 ------------      ------------
Income before minority interest ............        2,569,066         2,265,031
Minority interest in net income of variable
interest entities ..........................              -0-           118,696
                                                 ------------      ------------
Income before income taxes .................        2,569,066         2,146,335
Provision for income taxes .................          856,089           721,000
                                                 ------------      ------------
Net income .................................     $  1,712,977      $  1,425,335
                                                 ============      ============
Net income per common share*:
         Basic .............................     $        .34      $        .40
         Diluted ...........................     $        .34      $        .40

Weighted average common shares outstanding*:
         Basic .............................        5,017,046         3,601,318
         Diluted ...........................        5,021,476         3,606,683

*Adjusted for the 10% stock dividend to shareholders of record on April 30, 2005 and reflects 1,280,750 shares offered to the public in June and July 2004.

   The accompanying notes are an integral part of these financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                        Three months ended April 30, 2005




                                                              Additional
                                    Common Stock               Paid-in          Retained
                                Shares         Amount          Capital          Earnings           Total
                                ------         ------          -------          --------           -----
Balance, January 31, 2005     4,560,885     $     45,609     $ 36,273,046     $ 18,148,016      $ 54,466,671

10% stock dividend              456,161            4,561        6,158,174       (6,162,735)              -0-

Net Income                           -0-             -0-              -0-        1,712,977         1,712,977
                              ---------     ------------     ------------     ------------      ------------

Balance, April 30,2005        5,017,046     $     50,170     $ 42,431,220     $ 13,698,258      $56, 179,648
                              =========     ============     ============     ============      ============


      (Reflects the three separate 10% stock dividends issued on July 31, 2002, 2003 and April 30, 2005 which resulted in a cumluative transfer of $11,612,824 from retained earnings to additional paid in capital and par value of common stock). (See Note 1 to Condensed Condolidated Balance Sheets)


   The accompanying notes are an integral part of these financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                           April  30,
                                                                      2005             2004
                                                                      ----             ----
Cash Flows from Operating Activities
Net income ..................................................     $ 1,712,977      $ 1,425,335
Adjustments to reconcile net income to net cash provided
  by operating activities:
Reserve for inventory obsolescence ..........................         (82,240)          12,748
Depreciation and amortization ...............................         214,350          231,455
Minority interest in net income of variable interest entities             -0-          118,696
(Increase) in accounts receivable ...........................      (1,879,905)      (1,456,042)
(Increase) in inventories ...................................        (113,505)      (1,235,395)
(Increase) decrease in other assets .........................        (266,416)         138,754
 Increase in accounts payable, accrued
  expenses and other liabilities ............................       2,253,690        1,139,514
                                                                  -----------      -----------
Net cash provided by operating
  activities ................................................       1,838,951          375,065
                                                                  -----------      -----------
Cash Flows from Investing Activities:
Purchases of property and equipment .........................      (2,344,273)        (153,417)
                                                                  -----------      -----------
Net cash used in investing activities .......................      (2,344,273)        (153,417)
                                                                  -----------      -----------

Cash Flows from Financing Activities:
Net borrowings under loan agreements ........................             -0-          106,689
                                                                  -----------      -----------
Net cash provided by financing activities ...................             -0-          106,689
                                                                  -----------      -----------

Net (decrease) increase in cash and cash equivalants ........        (505,322)         328,337
Cash and cash equivalents at beginning of period ............       9,185,382        2,445,271
                                                                  -----------      -----------
Cash and cash equivalents at end of period ..................     $ 8,680,060      $ 2,773,608
                                                                  ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Business

      Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is the United States. No customer accounted for more than 10% of net sales during the three month periods ended April 30, 2005 and 2004, respectively.

2.    Basis of Presentation

      The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2005.

      The results of operations for the three month periods ended April 30, 2005 and 2004, respectively, are not necessarily indicative of the results to be expected for the full year.

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

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities, in which an investor is subject to a majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the variable interest entity's residual returns. This interpretation also provides guidance with respect to the disclosure of variable interest entities in which an investor maintains an interest but is not required to consolidate. The provisions of the interpretation were effective immediately for all variable interest entities created after January 31, 2003, or in which we obtain an interest after that date. In December 2003, the FASB issued a revision to this pronouncement, FIN 46R, which clarified certain provisions and modified the effective date from October 1, 2003 to March 15, 2004 for variable interest entities created before February 1, 2003. The two entities which leased property and buildings to the Company and were owned by related parties, which have been consolidated in our financial statements for the year ended January 31, 2005 are River Group Holding Co., L.L.P. and POMS Holding Co. Several of the owners of these entities were directors and officers of Lakeland. Under FIN 46, it is likely that leases between an entity and its related parties would be considered a variable interest, even if there is no residual value guarantee or purchase option. The FASB staff's view is that these elements are implied in a related-party lease even though they may not be explicitly stated in the lease agreement.

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

      On April 25, 2005, the Company purchased property and buildings from POMS Holding Co. for a net purchase price of $2,067,584. Reference is made to the Company's filing on Form 8-K dated April 25, 2005. In April 2005, the Company entered into a real estate purchase contract with River Group Holding Co. and recorded the purchase on the April 30, 2005 financial statements. The purchase of this property was completed on May 25, 2005. The Company deems any impact of FIN 46R to be deminimis for the April 30, 2005 financial statements.

      There are no variable interest entities in which the "Company" is not the primary beneficiary.

4.    Inventories:

Inventories consist of the following:

                                          April 30,         January 31,
                                             2005              2005
                                             ----              ----
      Raw materials..................   $ 11,388,446      $ 12,231,264
      Work-in-process................      3,403,855         2,614,710
      Finished Goods.................     16,309,467        16,060,049
                                        ------------       -----------
      ...............................   $ 31,101,768      $ 30,906,023
                                        ============      ============

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

      The following table sets forth the computation of basic and diluted earnings per share at April 30, 2005 and 2004, adjusted, retroactively, for the 10% Stock dividends to Shareholders on April 30, 2005.

                                                           Three Months Ended
                                                              April 30,
                                                          2005          2004
                                                          ----          ----
Numerator
         Net income .............................      $1,712,977    $1,425,335
                                                       ==========    ==========
Denominator
         Denominator for basic earnings per share       5,017,046     3,601,318
               (Weighted-average
shares)

                Effect of dilutive securities ...           4,430         5,365
                                                       ----------    ----------
Denominator for diluted earnings per share ......       5,021,476     3,606,683
                                                       ==========    ==========
(adjusted weighted-average shares)
Basic earnings per share ........................      $      .34    $      .40
                                                       ==========    ==========
Diluted earnings per share ......................      $      .34    $      .40
                                                       ==========    ==========

      Options to purchase 11,000 shares of the Company's common stock have been excluded for the three months ended April 30, 2005, as their inclusion would be anti-dilutive.

6.    Revolving Credit Facility

      At April 30, 2005, the balance outstanding under our $18 million revolving credit facility amounted to $0. The balance was paid in full on June 18, 2004 using the proceeds from our June 18, 2004 Secondary Stock Offering. This credit facility, which is subject to borrowings based on a percentage of eligible accounts receivable and inventory, as defined, was set to expire on July 31, 2004; however, in May 2004 it was extended through July 31, 2005. Borrowings under the facility bear interest at a rate per annum equal to LIBOR plus 2%. In January 2004, we entered into a new 3-year $3 million revolving credit facility which expires on February 28, 2007. Availability under this facility decreases from $3 million by $83,333 each month over the 3-year term, and is also subject to the borrowing base limitation discussed above in connection with the $18 million revolving credit facility. Borrowings under this revolving credit facility bear interest at LIBOR plus 2.5%. There were no borrowings outstanding under either facility at April 30, 2005.The credit facilities are collateralized by substantially all of the assets of the Company. The credit facilities contain financial covenants, including, but not limited to, minimum levels of earnings and maintenance of minimum tangible net worth and certain other ratios at all times, with respect to which the Company was in compliance at April 30, 2005.

7.    Major Supplier

      We purchased 75.6% of our raw materials from one supplier during the three-month period ended April 30, 2005. We expect this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; however, our competitive position in the marketplace could be adversely affected.

8.    Stock Based Compensation


      We have adopted the disclosure provisions of SFAS No. 123(R), "Accounting for Stock-Based Compensation" (SFAS 123(R)). In compliance with SFAS 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its employee stock-based compensation plans. We have also adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Base Compensation - Transition and Disclosure." This pronouncement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. If we had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123(R), the effect on the Company's net income and earnings per share as reported would be reduced for the quarters ended April 30, 2005 and 2004 to the pro forma amounts indicated below:

                                                        Three Months Ended
                                                            April 30,
                                                       2005           2004
                                                       ----           ----
      Net income as reported                        $1,712,977     $1,425,335

      Less:
      Option expense based on fair value method          9,627         43,554
                                                    ----------     ----------

           Pro forma                                 1,703,350      1,381,781
                                                    ==========     ==========
      Basic earnings per common share
           As reported                              $      .34     $      .40
                                                    ==========     ==========
           Pro forma                                $      .34     $      .38
                                                    ==========     ==========
      Diluted earnings per common share
           As reported                              $      .34     $      .40
                                                    ==========     ==========
           Pro forma                                $      .34     $      .38
                                                    ==========     ==========

      The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the quarters ended April 31, 2005 and 2004: expected volatility of 87% and 64%, respectively; risk-free interest rate of 3.6% and 2.93%, respectively; expected dividend yield of 0.0%; and expected life of six years. All stock-based awards were fully vested at April 30, 2005 and 2004. Earnings per share have been adjusted to reflect the 10% stock dividends to stockholders of record as of April 30, 2005.

9.    Manufacturing Segment Data

      Domestic and international sales are as follows in millions of dollars:

                             Three Months Ended
                                 April 30,
                        2005                 2004
                        ----                 ----
Domestic          $22.9      89.1%     $24.0      89.7%
International       2.8      10.9%       2.8      10.3%
                  -----     -----      -----     -----
Total             $25.7      100%      $26.8      100%
                  =====     =====      =====     =====

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Decatur, Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products), Celaya, Mexico (primarily disposable, glove and chemical suit production) and St. Joseph, Missouri (primarily woven products production). We also maintain three manufacturing facilities in China (primarily disposable and chemical suit production). Our China facilities and our Decatur, Alabama facility produce the majority of the Company's products. The accounting policies of these operating entities are the same as those described in Note 1 to the Company's Annual Report on Form 10-K for the year ended January 31, 2005. We evaluate the performance of these entities based on operating profit which is defined as income before income taxes, interest expense and other income and expenses. We have small sales forces in Canada, Europe and China who sell and distribute products shipped from the United States, Mexico or China. The table below represents information about reported manufacturing segments for the three and nine months noted therein:

                                                           Three Months Ended
                                                               April 30,
                                                       (in millions of dollars)


                                                            2005      2004
                                                            ----      ----
Net Sales:
         North America                                     $ 27.3    $ 26.6
         China                                                2.0       2.3
         Less inter-segment sales                            (3.6)     (2.1)
                                                           ------    ------
         Consolidated sales                                $ 25.7    $ 26.8
                                                           ======    ======
Operating Profit:
         North America                                     $  2.1    $  2.2
         China                                                 .4        .2
         Less inter-segment profit (loss)                      .0        .0
                                                           ------    ------
         Consolidated profit                               $  2.5    $  2.4
                                                           ======    ======
Identifiable Assets (at Balance Sheet date or change
during quarter):
         North America                                     $ 55.1    $ 43.4
         China                                                8.9       7.9
                                                           ------    ------
         Consolidated assets                               $ 64.0    $ 51.3
                                                           ======    ======
Depreciation  and Amortization Expense:
         North America                                     $  .11    $  .16
         China                                                .10       .07
                                                           ------    ------
         Consolidated depreciation expense                 $  .21    $  .23
                                                           ======    ======

10.   Effects of Recent Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for the first annual reporting period that begins after June 15, 2005.

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

11.   Real Estate Purchases

      In April 2005, the Company entered into two separate real estate purchase contracts, one with POMS and one with River Group, both related parties. The Company is purchasing the land and buildings in Decatur, Alabama that it has leased from these related parties since their inception, POMS (1984) and River Group (1999). The purchase price is $2,056,000 for the POMS property and $925,000 for the River Group property pursuant to the average of three separate and independent real estate appraisals. The partnerships were accounted for in accordance with FIN46R and were reflected in the financial statements for the fiscal year ended January 31, 2005.

      In contemplation of the real estate purchases, the Company entered into an agreement, dated March 4, 2005, with an officer of Lakeland (who is a partner in POMS & River Group) to acquire his interest for $565,367 ($411,200 for POMS and $154,167 for River Group), at the same proportional valuation as the overall property.

      On April 25, 2005 the Company closed on the real estate purchase contract with POMS paying a net amount of $1,656,384 ($2,056,000-$411,200 already paid +$11,584 in closing costs). The Company paid POMS the lease amount from February 1, 2005 until April 25, 2005 amounting to $86,157, which is charged to rent expense.

      On May 25, 2005 the Company closed on the real estate purchase contract with River Group paying a net amount of $774,519 ($925,000-$154,167 already paid +$3,686 in closing costs). The Company paid River Group the lease amount from February 1, 2005 until May 25, 2005 amounting to $63,157, which is charged to rent expense.

      At April 30, 2005, the Company recorded the asset land value of $230,000, the asset building value of $2,751,000, closing costs of $11,584 and a payable to River Group in the amount of $770,833. The Company recorded the purchase of the land and building from River Group as of April 30, 2005, since the contract of sale was finalized and the closing was pending the release of an easement on the property. Total rent expense for the two properties for the three months ended April 30, 2005 amounted to $135,933. The Company will record depreciation on each of the two properties from the closing date forward.

      Upon conclusion of these two real estate purchase contracts, the Company no longer has related party transactions requiring the recording of variable interest entities under FIN46R. Other than the above entries, the Company has not recorded the effects of FIN46R in the current fiscal year. The Company deems any such impact to be immaterial.

Building purchase in New York:

      On May 10, 2005 the Company purchased a 6,250 square foot office condominium to serve as its Corporate Headquarters. The purchase price was $640,000 plus $9,161 in closing costs. The lease on its current location amounted to $51,202 annually and was to expire on June 30, 2005. The new address is 701 Koehler Suite 7, Ronkonkoma, NY 11779.


                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

      You should read the following summary together with the more detailed business information and consolidated financial statements and related notes that appeared in Form 10-K and Annual Report and in the documents that were incorporated by reference into Form 10-K for the year ended January 31, 2005. This document may contain certain "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements.

                                    Overview

      We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. Our products are sold by our in-house sales force and independent sales representatives to a network of over 800 safety and mill supply distributors. These distributors in turn supply end user industrial customers such as chemical/petrochemical, automobile, steel, glass, construction, smelting, janitorial, pharmaceutical and high technology electronics manufacturers, as well as hospitals and laboratories. In addition, we supply federal, state and local governmental agencies and departments such as fire and police departments, airport crash rescue units, the Department of Defense, Central Intelligence Agency, Federal Bureau of Investigation, U.S. Secret Service and the Centers for Disease Control.

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

      Income Taxes and Valuation Reserves. We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of preparing our consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carry forwards and tax credits, are recorded as deferred tax assets or liabilities on our balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be realized from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event we determine that we may not be able to realize all or part of our deferred tax asset in the future, or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to net income in the period of such determination.

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

Item 2.           LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Balance Sheet Fluctuation April 30, 2005 as compared to January 31, 2005

Accounts receivable increased due to the increase in sales during the quarter ended April 30, 2005 as compared to the fourth quarter of fiscal 2005. Inventories leveled off as the building of finished goods inventory for our seasonally strong fourth and first quarters of fiscal 2005 and 2006, ceased and as the purchasing of raw material reserves due to the increase in cost of raw material effective January 3, 2005, also ceased. Plant, property and equipment increased due to the purchase of $3.0 million of land and buildings that were formally carried in our consolidation as variable interest entities. The increase in accounts payable includes $770,833 for the purchase of the River Group property, which was closed May 25, 2005 and additional material purchases for inventory amounting to approximately $2.0 million.

Three months ended April 30, 2005 as compared to the three months ended April 30, 2004

Net Sales. Net sales decreased $1.1 million, or 4.2%, to $25.7 million for the three months ended April 30, 2005 from $26.8 million for the three months ended April 30, 2004. The decrease was primarily due to supply chain delivery problems incurred in receiving finished goods from our China subsidiaries, and softness in government purchases of Chemical protective garments from that of the prior year. These decreases were partially offset by an increase in sales by our Canadian and European subsidiaries.

Gross Profit. Gross profit decreased $0.2 million, or 3.1%, to $5.8 million for the three months ended April 30, 2005 from $6.0 million for the three months ended April 30, 2004. Gross profit as a percentage of net sales increased to 22.5% for the three months ended April 30, 2005 from 22.3% for the three months ended April 30, 2004, primarily due to the continuation of cost reduction programs shifting production from the US to China and Mexico, partially offset by rising raw material costs.

Operating Expenses. Operating expenses decreased $0.3 million, or 9.5%, to $3.3 million for the three months ended April 30, 2005 from $3.6 million for the three months ended April 30, 2004. As a percent of sales, operating expenses decreased to 12.6% for the three months ended April 30, 2005 from 13.4% for the three months ended April 30, 2004. The $0.3 million decrease in operating expenses in the three months ended April 30, 2005 as compared to the three months ended April 30, 2004 was principally due to a increases (decreases) in:

              Sales commissions($0.25 million)
              Sales related expenses             $0.08 million
              Insurance                         ($0.34 million)
              Pension reversal                  ($0.05 million)
              Consulting                         $.083 million
              Professional fees                  $.046 million
              All other G & A                    $.131 million

      The above increases in consulting and professional fees are a result of compliance with Sarbanes-Oxley requirements.

Interest Expense. Interest expense decreased by $0.137 million for the three months ended April 30, 2005 as compared to the three months ended April 30, 2004 because we paid off our credit facility in full on June 18, 2004 using the proceeds of our secondary stock offering.

Income Tax Expense. Income tax expenses consist of federal, state and foreign income taxes. Income tax expense increased $0.2 million, or 18.7%, to $.9 million for the three months ended April 30. 2005 from $0.7 million for the three months ended April 30, 2004. Our effective tax rate was 33.3% and 31.8% in the three months ended April 30, 2005 and 2004, respectively. Our effective tax rate varied from the federal statutory rate of 34% due primarily to lower foreign tax rates.

Minority Interest. Minority interest in net income of variable interest entities decreased $0.1 million for the three months ended April 30, 2005 as a result of the purchase in fiscal 2006 of the related party property that was accounted for under FIN46R during fiscal 2005. As a result, those entities were consolidated in our statement of income for the three months ended April 30, 2004.

Net Income. Net income increased $0.28 million, or 20.2%, to $1.71 million for the three months ended April 30, 2005 from $1.43 million for the three months ended April 30, 2004. The increase in net income resulted from cost reduction programs and the continuing production shifts from the U.S. to China and Mexico, partially offset by rising raw material costs.

Liquidity and Capital Resources

        Cash Flows
        ----------

      As of April 30, 2005 we had short-term marketable securities and cash equivalents of $8.7 million and working capital of $49.8 million, a decrease of $0.5 million and $1.2 million, respectively, from January 31, 2005. Our primary sources of funds for conducting our business activities have been from cash flow provided by operations and borrowings under our credit facilities described below and the secondary stock offering completed in June 2004. We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

      Net cash provided by operating activities of $1.8 million for the three months ended April 30, 2005 was due primarily to net income from operations of $1.7 million offset in part by a increase in accounts payable of $2.2 million, an increase in inventories of $0.2 million and an increase in accounts receivable of $1.9 million. Net cash provided by operating activities of $0.4 million for the three months ended April 30, 2004 was due primarily to net income from operations of $1.4 million and an increase in accounts payable of $1.1 million, offset in part by an increase in inventories of $1.2 million and an increase in accounts receivable of $1.5 million.

      Net cash used in investing activities of $2.3 million and $0.15 million in the three months ended April 30, 2005 and 2004, respectively, was due to purchases of property and equipment. Net cash provided by financing activities in the three months ended April 30, 2004 was primarily attributable to borrowings under our credit facilities.

        Credit Facilities
        -----------------

      We currently have two credit facilities:

            o an $18 million revolving credit facility, of which we had no borrowings outstanding as of April 30, 2005; and

            o a $3 million revolving credit facility (the availability of which reduces incrementally over its 3-year term), of which we had no borrowings outstanding as of April 30, 2005.

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

      In January 2004, we entered into a new 3-year $3 million revolving credit facility which expires on February 28, 2007. Availability under this facility decreases from $3 million by $83,333 each month over the 3-year term and is also subject to the borrowing base limitation discussed above in connection with our $18 million revolving credit facility. Borrowings under this revolving credit facility bear interest at LIBOR plus 2.5%. We had no borrowings outstanding under this facility at January 31, 2005. As of April 30, 2005, we had $2.08 million of borrowing availability under this revolving credit facility.

      Our credit facilities require that we comply with specified financial covenants relating to interest coverage, debt coverage, minimum consolidated net worth, and earnings before interest, taxes, depreciation and amortization. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our credit facilities. As of April 30, 2005, we were in compliance with all covenants contained in our credit facilities.

      We believe that our current cash position of $8.7 million, our cash flow from operations along with borrowing availability under our $3 million revolving credit facility, as well as the expected renewal of our revolving credit facility, will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

        Capital Expenditures
        --------------------

      Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment, leasehold improvement and automobiles, as well as payments related to the construction of our facilities in China. Our facilities in China are not encumbered by commercial bank mortgages and thus Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. Our capital expenditures are expected to be approximately $4.8 million in total; $3.6 million to purchase our Decatur Alabama facilities and similar facilities adjacent to our New York corporate headquarters (all currently rented for $615,000 annually) and $1.2 million for capital equipment primarily computer equipment and apparel manufacturing equipment in fiscal 2006.

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005.

      Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Lakeland Industries, Inc.'s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of Lakeland Industries, Inc.'s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(c) under the Securities Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting - Lakeland Industries, Inc.'s management, with the participation of Lakeland Industries, Inc.'s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company's internal control over financial reporting occurred during the first quarter of fiscal 2006. Based on that evaluation, management concluded that there has been no change in Lakeland Industries, Inc.'s internal control over financial reporting during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.'s internal control over financial reporting.

      Through the fifteen months ended April 30, 2005 additional expense has been incurred relating to documenting and testing the systems of internal controls. The Company hired an internal auditor in July 2004 and has contracted with an independent consultant for services related to overall Sarbanes-Oxley Act compliance and more specifically Section 404, in February 2004. The total amount expensed so far is approximately $454,000 and is expected to increase in fiscal 2006 by $250,000 due to the hiring of additional accounting personnel.

      PART II. OTHER INFORMATION

Items 1 through 5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K:

           a - 10.12, Employment agreement, dated May 23, 2005, between Lakeland Industries, Inc. and James McCormick.

                  10.15, Employment agreement, dated May 23, 2005, between Lakeland Industries, Inc. and Gregory Willis.

           b - On April 15, 2005, the Company filed a Form 8-K for the purpose of furnishing under Items 7 and 8 a press release announcing results of operations for the fiscal year ended January 31, 2005.

                  On April 11, 2005, the Company filed a Form 8-K under Item 2.02, relating to a Notice of Teleconference call for 5:00 PM April 15, 2005.

                  On April 26, 2005, the Company filed a Form 8-K under Item 7 and 8 regarding the purchase of the land and buildings of its hub operation in Decatur, Alabama.

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


                         LAKELAND INDUSTRIES, INC.
                         -------------------------
                               (Registrant)


Date:  June 9, 2005      /s/ Christopher J. Ryan
                         -----------------------
                         Christopher J. Ryan,
                         Chief Executive Officer, President,
                         Secretary and General Counsel
                         (Principal Executive Officer and Authorized Signatory)


Date: June 9, 2005       /s/ Gary Pokrassa
                         -----------------
                         Gary Pokrassa,
                         Chief Financial Officer
                         (Principal Accounting Officer and Authorized Signatory)