Form 10-Q
period 2005-07-31
LAKELAND INDUSTRIES INC
filed 2005-09-07
CIK 798081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 31, 2005
                                     -------------

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

             701 Koehler Avenue, Suite 7, Ronkonkoma, New York 11779
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

             711 Koehler Avenue, Suite 2, Ronkonkoma, New York 11779
--------------------------------------------------------------------------------
             (Former name or address, if changed since last report)

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

      Common Stock, $.01 par value, outstanding at September 7, 2005 - 5,017,046 shares.

                                             LAKELAND INDUSTRIES, INC.
                                                AND SUBSIDIARIES

                                                   FORM 10-Q

      The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:

Item 1.    Financial Statements (unaudited):

                                                                                                        Page
                                                                                                        ----
           Introduction ...................................................................................1

           Condensed Consolidated Balance Sheets July 31, 2005 and January 31, 2005........................2

           Condensed Consolidated Statements of Income for the
            Three and Six Months Ended July 31, 2005 and 2004..............................................3

           Condensed Consolidated Statement of Stockholders' Equity - Six Months Ended July 31, 2005.......4

           Condensed Consolidated Statements of Cash Flows - Six  Months Ended July 31, 2005
           and 2004........................................................................................5

           Notes to Condensed Consolidated Financial Statements............................................6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................17

Item 4.    Controls and Procedures .......................................................................17

PART II - OTHER INFORMATION:

Item 6.    Exhibits and Reports on Form 8-K    ...........................................................17

Signature Page............................................................................................19


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


                         LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                          ASSETS                            July 31, 2005   January 31, 2005
                                                             (Unaudited)
Current assets:
Cash and cash equivalents
     (which includes $0 and
     $3,711,320 of marketable securities at July 31,
     2005 and January 31, 2005, respectively)                 $ 7,116,840      $ 9,185,382
Accounts receivable, net of allowance for doubtful
     accounts of $323,000 at July 31, 2005 and January
     31, 2005                                                  13,385,512       13,117,374
Inventories, net of reserves of  $392,000 at July 31,
     2005 and $396,000 at January 31, 2005                     35,982,978       30,906,023
Deferred income taxes                                             960,734          960,734
Other current assets                                              948,811          958,491
                                                              -----------      -----------
     Total current assets                                      58,394,875       55,128,004
Property and equipment, net of accumulated
  depreciation of $5,758,000 at July 31, 2005
  and $5,304,000 January 31, 2005                               7,315,519        5,014,240
Goodwill                                                          889,876               --
Other assets                                                      332,652          171,010
                                                              -----------      -----------
                                                              $66,932,922      $60,313,254
                                                              -----------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                              $ 3,572,406      $ 2,710,251
Payable to seller of Mifflin Valley                             1,746,439               --
Accrued expenses and other current liabilities                  1,297,727        1,441,912
                                                              -----------      -----------
                Total current liabilities                       6,616,572        4,152,163
Other long-term liabilities                                       520,330          495,330
Deferred income taxes                                              86,229           86,229
Minority interest in Variable Interest Entities                        --        1,112,861
Amount outstanding under revolving credit arrangement           1,881,933               --
Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par; authorized 1,500,000 shares
     (none issued)
Common stock, $.01 par; authorized 10,000,000 shares;
     issued and outstanding 5,017,046 shares at July 31,
     2005 and  4,560,885 shares at January 31, 2005                50,170           45,609
Additional paid-in capital                                     42,431,220       36,273,046
Retained earnings                                              15,346,468 (1)   18,148,016
                                                              -----------      -----------
                Total stockholders' equity                     57,827,858       54,466,671
                                                              -----------      -----------
                                                              $66,932,922      $60,313,254
                                                              -----------      -----------

(1) A cumulative total of $11,612,824 has been transferred from retained earnings to additional paid-in-capital and par value of common stock due to three separate stock dividends paid in 2002, 2003 and 2005. As reflected in the Condensed Consolidated Statement of Stockholders' Equity, $6,162,735 was included in the quarter ended April 30, 2005.

   The accompanying notes are an integral part of these financial statements.


                                LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                (UNAUDITED)

                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         July 31,                        July 31,
                                                   2005             2004           2005            2004
                                                   ----             ----           ----            ----
Net sales                                      $ 25,089,146    $ 22,845,169    $ 50,798,074    $ 49,683,192
Cost of goods sold                               19,293,516      17,983,098      38,835,565      38,841,689
                                               ------------    ------------    ------------    ------------
Gross profit                                      5,795,630       4,862,071      11,962,509      10,841,503
Operating expenses                                3,589,281       2,990,264       7,210,126       6,576,984
                                               ------------    ------------    ------------    ------------
Operating profit                                  2,206,349       1,871,807       4,752,383       4,264,519
Interest and other income, net                       65,562             849          89,024          10,309
Interest expense                                     (3,582)        (69,316)         (4,012)       (206,457)
                                               ------------    ------------    ------------    ------------
Income before minority interest                   2,268,329       1,803,340       4,837,395       4,068,371
Minority interest in net income of
variable interest entities * *                           --         175,710              --         294,406
                                               ------------    ------------    ------------    ------------
Income before income taxes                        2,268,329       1,627,630       4,837,395       3,773,965
Provision for income taxes                          620,119         485,000       1,476,208       1,206,000
                                               ------------    ------------    ------------    ------------
Net income                                     $  1,648,210    $  1,142,630    $  3,361,187    $  2,567,965
                                               ------------    ------------    ------------    ------------
Net income per common share*:
                Basic                          $        .33    $        .27    $        .67    $        .65
                                               ------------    ------------    ------------    ------------

                Diluted                        $        .33    $        .27    $        .67    $        .65
                                               ------------    ------------    ------------    ------------

Weighted average common shares outstanding*:
                Basic                             5,017,046       4,251,486       5,017,046       3,926,402
                Diluted                           5,021,058       4,257,869       5,021,267       3,932,276


*Adjusted for the 10% stock dividend to shareholders of record on April 30, 2005 and reflects 1,280,750 shares offered to the public in June and July 2004.

* * Properties owned by related parties were purchased by the Company in April 2005, thus the Company deemed the impact of FIN46R to be deminimus for the July 31, 2005 financial statements.


The accompanying notes are an integral part of these financial statements.


                                 LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (UNAUDITED) Six months ended July 31, 2005


                                                           Additional
                                    Common Stock             Paid-in       Retained
                               Shares         Amount         Capital       Earnings         Total
                               ------         ------         -------       --------         -----

Balance, January 31, 2005      4,560,885   $     45,609   $ 36,273,046   $ 18,148,016    $ 54,466,671

10% stock dividend               456,161          4,561      6,158,174     (6,162,735)             --

Net Income                            --             --             --      3,361,187       3,361,187
                            ------------   ------------   ------------   ------------    ------------

Balance July 31,2005           5,017,046   $     50,170   $ 42,431,220   $ 15,346,468    $ 57,827,858
                            ------------   ------------   ------------   ------------    ------------

      (Reflects the three separate 10% stock dividends issued on July 31, 2002, 2003 and April 30, 2005 which resulted in a cumulative transfer of $11,612,824 from retained earnings to additional paid in capital and par value of common stock). (See note 1 to Condensed Consolidated Balance Sheets).


The accompanying notes are an integral part of these financial statements.


                     LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                       July 31,
                                                                 2005             2004
                                                                 ----             ----
Cash Flows from Operating Activities
Net income ...............................................   $  3,361,187    $  2,567,965
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
  Reserve for inventory obsolescence .....................         (4,601)             --
  Depreciation and amortization ..........................        467,000         436,664
Decrease in accounts receivable ..........................        109,600         537,672
(Increase) in inventories * ..............................     (4,425,529)     (2,948,409)
(Increase) Decrease in other assets ......................        (87,522)        390,631
Decrease (increase) in accounts payable, accrued
    expenses and other liabilities .......................        450,547         (29,439)
                                                             ------------    ------------
Net cash (used in)provided by operating
     activities ..........................................       (129,318)        955,084

Cash Flows from Investing Activities:
Purchases of property and equipment ......................     (3,821,157)       (454,878)
Purchase of marketable securities ........................             --      (4,477,578)
                                                             ------------    ------------
Net cash used in investing activities ....................     (3,821,157)     (4,932,456)
                                                             ------------    ------------

Cash Flows from Financing Activities:
Proceeds from exercise of stock options ..................             --          54,432
Proceeds from secondary stock offerings ..................             --      24,369,023
(Repayments) borrowing under loan agreements .............      1,881,933     (16,784,781)
                                                             ------------    ------------
Net cash provided by financing activities ................      1,881,933       7,638,674
                                                             ------------    ------------

Net increase (decrease) in cash ..........................     (2,068,542)      3,661,302
Cash and cash equivalents at beginning of period .........      9,185,382       2,445,271
                                                             ------------    ------------
Cash and cash equivalents at end of period ...............   $  7,116,840    $  6,106,573
                                                             ------------    ------------

* Inventory increased as production increased for the second half demand and accelerated purchases made on raw materials in anticipation of the July 1, 2005 price increase.

The accompanying notes are an integral part of these financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Business

      Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is the United States. No customer accounted for more than 10% of net sales during the six month periods ended July 31, 2005 and 2004, respectively.

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

      Certain reclassifications between cost of goods sold and operating expenses were made to the first quarter of fiscal year 2006,in order to be consistent with the second quarter and year to date of fiscal 2006 classifications for the Mexico and China subsidiaries.

      The results of operations for the six month periods ended July 31, 2005 and 2004, respectively, are not necessarily indicative of the results to be expected for the full year.

3.    Principles of Consolidation

      The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laidlaw Adams & Peck, Inc., and Subsidiary (MeiYang Protective Products Co., Ltd., a Chinese Corporation), Lakeland Protective Wear, Inc. (a Canadian corporation), Weifang Lakeland Safety Products Co. Ltd. (a Chinese corporation), Qing Dao Maytung Healthcare Co., Ltd. (a Chinese corporation), Lakeland Industries Europe Ltd. (a British Corporation), Lakeland de Mexico S.A. de C.V (a Mexican corporation) and Mifflin Valley, Inc. (A Delaware Corporation). All significant inter-company accounts and transactions have been eliminated.

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

      Effective February 1, 2004 we adopted this pronouncement. As a result, certain entities which leased property to the Company and were owned by related parties were determined to be Variable Interest Entities and have been consolidated since the Company's April 30, 2004 quarterly financial statements. Creditors, or beneficial interest holders, of the consolidated variable interest entities have no recourse to the general credit of the Company.

      On April 25, 2005, the Company purchased property and buildings from POMS Holding Co. for a net purchase price of $2,067,584. Reference is made to the Company's filing on Form 8-K dated April 25, 2005.

      In April 2005, the Company entered into a real estate purchase contract with River Group Holding Co. to purchase a warehouse and the real property underlying it for $928,686. It recorded the purchase on the Company's April 30, 2005 financial statements. The purchase of this property was completed on May 25, 2005. Thus, the Company deemed the impact of FIN 46R to be deminimis for the July 31, 2005 financial statements.

      There are no variable interest entities in which the "Company" is not the primary beneficiary.

4.    Business Combinations

      On August 1, 2005, the Company closed its contract to acquire the assets and operations and assume certain liabilities of Mifflin Valley, Inc., ("Mifflin") of Shillington, PA for an initial purchase price of $1.58 million, subject to certain adjustments. Mifflin did approximately $2.6 million of sales in 2004, and $1.5 million for the six months ended June 30, 2005. Mifflin is a manufacturer of protective clothing specializing in safety and visibility, largely for the Emergency Services market, but also for the entire public safety and traffic control market. Mifflin specializes in customized garments to suit customers' needs, coupled with quality, service, price and delivery. Mifflin's products include Flame Retardant garments for the Fire Industry, Nomex clothing for utilities, and High Visibility Reflective Outerwear for Departments of Transportation. The purchase was effective as of July 1, 2005 and the results of Mifflin's operations have been included since July 1 in the Company's reported results, adding approximately $257,000 in revenue for the month and $0.01 to earnings per share to the actual reported results. Had the transaction taken place on February 1, 2005, on a proforma basis, there would have been an increase in the reported amounts as follows:

                   Quarter ended July 31, 2005   Six months ended July 31, 2005
Sales                       $  505,000                     $1,264,000
Net Income                     136,000                        163,000
Earning per share           $     0.01                     $     0.03

5.    Inventories:

      Inventories consist of the following:

                                         July 31,     January 31,
                                           2005          2005
                                           ----          ----
                Raw materials ......   $14,681,895   $12,231,264
                Work-in-process ....     3,385,339     2,614,710
                Finished Goods .....    17,915,744    16,060,049
                                       -----------   -----------
                ....................   $35,982,978   $30,906,023
                                       -----------   -----------

      Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in-first-out basis) or market.

6.    Earnings Per Share:

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

      The following table sets forth the computation of basic and diluted earnings per share at July 31, 2005 and 2004, adjusted, retroactively, for the 10% Stock dividends to Shareholders on April 30, 2005.

                                                      Three Months Ended         Six Months Ended
                                                           July 31,                  July 31,
                                                       2005         2004         2005         2004
                                                       ----         ----         ----         ----
Numerator
         Net income .............................   $1,648,210   $1,142,630   $3,361,187   $2,567,965
                                                    ----------   ----------   ----------   ----------
Denominator
         Denominator for basic earnings per share    5,017,046    4,251,486    5,017,046    3,926,402
               (Weighted-average shares)
                Effect of dilutive securities ...        4,012        6,383        4,221        5,874
                                                    ----------   ----------   ----------   ----------
Denominator for diluted earnings per share ......    5,021,058    4,257,869    5,021,267    3,932,276
                                                    ----------   ----------   ----------   ----------
(adjusted weighted-average shares)
Basic earnings per share ........................   $      .33   $      .27   $      .67   $      .65
                                                    ----------   ----------   ----------   ----------
Diluted earnings per share ......................   $      .33   $      .27   $      .67   $      .65
                                                    ----------   ----------   ----------   ----------

      Options to purchase 11,000 shares of the Company's common stock have been excluded for the three and six months ended July 31, 2005, as their inclusion would be anti-dilutive.

7.    Revolving Credit Facility

      At July 31, 2005, the balance outstanding under our new $25 million five year revolving credit facility amounted to $1.88 million. The credit facility is collateralized by substantially all of the assets of the Company. The credit facility contains financial covenants, including, but not limited to, fixed charge ratio, funded debt to EBIDTA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at July 31, 2005 and for the period then ended. The weighted average interest rate for the six month period ended July 31, 2005 was 3.94%

8.    Major Supplier

      We purchased 72.5% of our raw materials from one supplier during the six-month period ended July 31, 2005. We expect this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; however, our competitive position in the marketplace could be adversely affected.

9.    Stock Based Compensation

      We have adopted the disclosure provisions of SFAS No. 123(R), "Accounting for Stock-Based Compensation" (SFAS 123(R)). In compliance with SFAS 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its employee stock-based compensation plans. We have also adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This pronouncement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. If we had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123(R), the effect on the Company's net income and earnings per share as reported would be reduced for the quarters and six months ended July 31, 2005 and 2004 to the pro forma amounts indicated below:

                                                Three Months Ended           Six Months Ended
                                                    July 31,                    July 31,
                                                2005          2004          2005          2004
                                                ----          ----          ----          ----
Net income as reported                      $ 1,648,210   $ 1,142,630   $ 3,361,187   $ 2,567,965

Less:
Option expense based on fair value method            --        11,186         9,627        11,186
                                            -----------   -----------   -----------   -----------
     Pro forma                              $ 1,648,210   $ 1,131,444   $ 3,351,560   $ 2,556,779
                                            -----------   -----------   -----------   -----------
Basic earnings per common share
     As reported                            $       .33   $       .27   $       .67   $       .65
                                            -----------   -----------   -----------   -----------
     Pro forma                              $       .33   $       .27   $       .67   $       .65
                                            -----------   -----------   -----------   -----------
Diluted earnings per common share
     As reported                            $       .33   $       .27   $       .67   $       .65
                                            -----------   -----------   -----------   -----------
     Pro forma                              $       .33   $       .27   $       .67   $       .65
                                            -----------   -----------   -----------   -----------

      The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the quarters and six months ended July 31, 2005 and 2004: expected volatility of 87% and 64%, respectively; risk-free interest rate of 3.6% and 2.93%, respectively; expected dividend yield of 0.0%; and expected life of six years. All stock-based awards were fully vested at July 31, 2005 and 2004. Earnings per share and options granted have been adjusted to reflect the 10% stock dividends to stockholders of record as of April 30, 2005. During the three months ended July 31, 2005, no options were granted or exercised.

10.   Manufacturing Segment Data

      Domestic and international sales are as follows in millions of dollars:

                      Three Months Ended                Six Months Ended
                           July 31,                         July 31,
                    2005             2004             2005             2004
                    ----             ----             ----             ----
Domestic       $22.1    88.0%   $21.5    94.3%   $45.0    88.6%   $45.6    91.7%
International    3.0    12.0%     1.3     5.7%     5.8    11.4%     4.1     8.3%
               -----    -----   -----    -----   -----    -----   -----
Total          $25.1     100%   $22.8     100%   $50.9     100%   $49.7     100%
               -----    -----   -----    -----   -----    -----   -----

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

                                                                         Three Months Ended     Six Months Ended
                                                                               July 31,             July 31,
                                                                     (in millions of dollars)(in millions of Dollars)

                                                                           2005       2004       2005       2004
                                                                           ----       ----       ----       ----
Net Sales:
         North America                                                    $26.6      $24.3      $53.9      $50.9
         China                                                              2.8        1.9        4.8        4.2
         Less inter-segment sales                                          (4.3)      (3.3)      (7.9)      (5.4)
                                                                          -----      -----      -----      -----
         Consolidated sales                                               $25.1      $22.9       50.8      $49.7
                                                                          -----      -----      -----      -----
Operating Profit:
         North America                                                    $ 1.6      $ 1.5      $ 3.8      $ 3.7
         China                                                               .7         .4        1.1         .6
         Less inter-segment profit (loss)                                   (.1)        --        (.1)        --
                                                                          -----      -----      -----      -----
         Consolidated profit                                              $ 2.2      $ 1.9      $ 4.8      $ 4.3
                                                                          -----      -----      -----      -----
Identifiable Assets (at Balance Sheet date or change during quarter):
         North America                                                    $2.00      $ 7.1      $57.1      $50.5
         China                                                               .9         .3        9.8        8.2
                                                                          -----      -----      -----      -----
         Consolidated assets                                              $2.90      $ 7.4      $66.9      $58.7
                                                                          -----      -----      -----      -----
Depreciation  and Amortization Expense:
         North America                                                    $ .19      $ .14      $  .3      $  .3
         China                                                              .10        .03         .2         .1
                                                                          -----      -----      -----      -----
         Consolidated depreciation expense                                $ .29      $ .17      $  .5      $  .4
                                                                          -----      -----      -----      -----

11.   Effects of Recent Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for the first annual reporting period that begins after June 15, 2005. Management does not believe there will be a significant impact as a result of adopting this statement

      In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151 "Inventory costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for all fiscal years beginning after June 15, 2005. Management does not believe there will be a significant impact as a result of adopting this statement.

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

12.   Real Estate Purchases

      In April 2005, the Company entered into two separate real estate purchase contracts, one with POMS and one with River Group, both related parties. The Company has purchased the land and buildings in Decatur, Alabama that it has leased from these related parties since their inception, POMS (1984) and River Group (1999). The purchase price was $2,056,000 for the POMS property and $925,000 for the River Group property pursuant to the average of three separate and independent real estate appraisals. The partnerships were accounted for in accordance with FIN46R and were reflected in the financial statements for the fiscal year ended January 31, 2005.

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

      At April 30, 2005, the Company recorded the asset land value of $230,000, the asset building value of $2,751,000, closing costs of $11,584 and a payable to River Group in the amount of $770,833. The Company recorded the purchase of the land and building from River Group as of April 30, 2005, since the contract of sale was finalized and the closing was pending the release of an easement on the property. Total rent expense for the two properties for the six months ended July 31, 2005 amounted to $146,577. The Company recorded depreciation on each of the two properties from the closing date forward.

      Upon conclusion of these two real estate purchase contracts, the Company no longer has related party transactions requiring the recording of variable interest entities under FIN46R. Other than the above entries, the Company has not recorded the effects of FIN46R in the current fiscal year. The Company deems any such impact to be immaterial.

      Building purchase in New York:

      On May 10, 2005 the Company purchased a 6,250 square foot office condominium to serve as its Corporate Headquarters. The purchase price was $640,000 plus $9,161 in closing costs. The lease on its current location amounted to $51,202 annually and expired on June 30, 2005. The new address is 701 Koehler Suite 7, Ronkonkoma, NY 11779.

13.   Related Party Transactions

      Along with the asset purchase agreement, dated July 2005, between the Company and Mifflin Valley, Inc., the Company entered into a five year lease agreement with the seller (now an employee of the Company) to rent the manufacturing facility at an annual rental of $55,560, or a per square foot rental of $3.00. This amount was obtained from an independent appraisal at the fair market rental value done prior to the acquisition.


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

      We have operated manufacturing facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. We are at the half way point of moving production of our reusable woven garments and gloves to these facilities and expect to complete this process by the third quarter of fiscal 2006. As a result, we expect to see profit margin improvements for these product lines as well.

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

      Income Taxes and Valuation Reserves. We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of preparing our consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carry forwards and tax credits, are recorded as deferred tax assets or liabilities on our balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be realized from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event we determine that we may not be able to realize all or part of our deferred tax asset in the future, or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to net income in the period of such determination. The Company's Federal Income Tax returns for the fiscal years ended January 31, 2003 and 2004 are currently under audit by the Internal Revenue Service. The final results of these audits cannot be estimated by management. It is anticipated that the audits will be concluded by the end of the third quarter of Fiscal 2006.

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

      In July 2005 (in a transaction which closed August 1, 2005) the Company purchased Mifflin Valley, Inc. As a result of this purchase Goodwill was recorded in the amount of $889,876 at July 31, 2005. The transaction may be subject to certain adjustments.

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

Item 2.  LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Balance Sheet Fluctuation July 31, 2005 as compared to January 31, 2005

      Cash and cash equivalents decreased by $2.07 million as the Company purchased real property in Alabama and New York. Inventory increased $5.08 million as production increased for the second half demand and accelerated purchases made on raw materials in anticipation of the July 1, 2005 price increase. Goodwill of $.89 million recorded in July 2005 relates to the acquisition of Mifflin Valley, Inc.

      Accounts payable increased with the accelerated purchase of raw materials and a payable of $1.7 million for the purchase of Mifflin Valley, Inc., concluded on August 1, 2005. At July 31, 2005 the Company had an outstanding loan balance of $1.88 million under its new facility with Wachovia Bank, N.A. Total stockholder's equity increased by the net income for the period of $3.36 million

Six months ended July 31, 2005 as compared to the six months ended July 31, 2004

Net Sales. Net sales increased $1.1 million, or 2.2% to $50.8 million for the six months ended July 31, 2005 from $49.7 million for the six months ended July 31, 2004. The increase was primarily due to customers buying forward as a result of our selling price increase effective June 20, 2005, on Tyvek and TyChem garments. Continued growth in sales by our Canadian and UK subsidiaries and the acquisition of Mifflin Valley, Inc. added to this increase, offset partially by decreased sales in chemical protection garments due to a softness in government purchasing.

Gross Profit. Gross profit increased $1.1 million or 10.3% to $12.0 million for the six months ended July 31, 2005 from $10.8 million for the six months ended July 31, 2004. Gross profit as a percentage of net sales increased to 23.6% for the six months ended July 31, 2005 from 21.8% for the six months ended July 31, 2004, primarily due to the continuation of cost reduction programs shifting production from the US to China and Mexico and a selling price increase on our Tyvek lines on June 20, 2005, partially offset by rising raw material costs.

Operating Expenses. Operating expenses increased $0.63 million, or 9.6% to $7.2 million for the six months ended July 31, 2005 from $6.6 million for the six months ended July 31, 2005. As a percent of sales, operating expenses increased to 14.2% for the six months ended July 31, 2005 from 13.2% for the six months ended July 31, 2004. The $0.63 million increase in operating expenses in the six months ended July 31, 2005 as compared to the six months ended July 31, 2004 was principally due to increases (decreases) in:

                  Salaries                   $0.118 million
                  Sales commissions          $(0.275 million)
                  Sales related expenses     $0.09 million
                  Insurance                  $(0.044 million)
                  Pension reversal           $(0.048 million)
                  Consulting                 $0.113 million
                  Professional fees          $0.168 million
                  All other G&A              $0.30 million
                  Freight expenses           $0.119 million
                  Bad debt expenses          $0.054 million
                  Currency fluctuation       $0.034 million

      The above increases in Consulting and Professional Fees are a result of compliance with Sarbanes-Oxley requirements.

Interest Expenses. Interest expenses decreased by $0.202 million for the six months ended July 31, 2005 as compared to the six months ended July 31, 2004 because we paid off our credit facility in full on June 18, 2004 using the proceeds of our secondary stock offering.

Income Tax Expense. Income tax expenses consist of federal, state, and foreign income taxes. Income tax expenses increased $0.27 million, or 22.4%, to $1.48 million for the six months ended July 31, 2005 from $1.21 million for the six months ended July 31, 2004. Our effective tax rate was 30.5% and 32.0% for the six months ended July 31, 2005 and 2004, respectively. Our effective tax rate varied from the federal statutory rate of 34% due primarily to lower foreign taxes, partially offset by state taxes. Our effective tax rate declined due to an increase in production in China.

Minority Interest. Minority interest in net income of variable interest entities decreased $0.1 million for the six months ended July 31, 2005 as a result of the purchase in fiscal 2006 of the related party property that was accounted for under FIN46R during fiscal 2005. As a result, those entities were consolidated in our statement of income for the six months ended July 31, 2004.

Net Income. Net income increased $0.793 million, or 30.9% to $3.36 million for the six months ended July 31, 2005 from $2.57 million for the six months ended July 31, 2004. The increase in net income primarily resulted from cost reduction programs and the continuing production shifts from the U.S. to China and Mexico, partially offset by rising raw material costs.

Three months ended July 31, 2005 as compared to the three months ended July 31, 2004

Net Sales. Net sales increased $2.2 million, or 9.8%, to $25.1 million for the three months ended July 31, 2005 from $22.8 million for the three months ended July 31, 2004. The increase was primarily due to customers buying forward as a result of our selling price increase effective June 20, 2005, on Tyvek and TyChem garments. Sales also increased due to the Mifflin Valley, Inc. acquisition and to continued sales growth and customer base in our Canadian and U.K. subsidiaries. This increase was partially offset by a decrease in chemical suit sales due to a shift to more low-end garments and fewer high-end, higher margin garments sold in the second quarter last year.

Gross Profit. Gross profit increased $.93 million, or 19.2%, to $5.8 million for the three months ended July 31, 2005 from $4.9 million for the three months ended July 31, 2004. Gross profit as a percentage of net sales increased to 23.1% for the three months ended July 31, 2005 from 21.3% for the three months ended July 31, 2004.

Operating Expenses. Operating expenses increased $0.6 million, or 20.0% to $3.6 million for the three months ended July 31, 2005 from $3.0 million for the three months ended July 31, 2004. As a percent of sales, operating expenses increased to 14.3% for the three months ended July 31, 2005 from 13.1% for the three months ended July 31, 2004. The $1.0 million increase in operating expenses in the three months ended July 31, 2005 as compared to the three months ended July 31, 2004 was principally due to increases (decreases) in:

                    Freight expenses         $0.058 million
                    Salaries                 $0.087 million
                    Insurance                $0.112 million
                    Consulting               $0.030 million
                    Professional fees        $0.105 million
                    All other G&A            $0.143 million
                    Currency fluctuation     $0.027 million
                    Bad Debts                $0.038 million

      The above increases in Consulting and Professional Fees are a result of compliance with Sarbanes-Oxley requirements.

Interest Expense. Interest expenses decreased by $0.07 million for the three months ended July 31, 2005 as compared to the three months ended July 31, 2004 because we paid off our credit facility in full on June 18, 2004 using the proceeds of our secondary stock offering.

Income Tax Expenses. Income tax expenses consist of federal, state and foreign income taxes. Income tax expense increased $0.135 million, or 27.9% to $0.62 million for the three months ended July 31, 2005 from $0.485 million for the three months ended July 31, 2004. Our effective tax rate was 27.3% and 29.8% in the three months ended July 31, 2005 and 2004, respectively. Our effective tax rate varied from the federal statutory rate of 34% due primarily to lower foreign tax rates, partially offset by state taxes. Our effective tax rate declined due to an increase in production in China.

Minority Interest. Minority interest in net income of variable interest entities decreased $0.176 million for the three months ended July 31, 2005 as a result of the purchase in fiscal 2006 of the related party property that was accounted for under FIN46R during fiscal 2005. As a result, those entities were consolidated in our statement of income for the three months ended July 31, 2005.

Net Income. Net income increased $0.51 million, or 44.2% to $1.65 million for the three months ended July 31, 2005 from $1.14 million for the three months ended July 31, 2004. The increase in net income primarily resulted from cost reduction programs and the continuing production shifts from the U.S. to China and Mexico, partially offset by rising raw materials.

      Liquidity and Capital Resources

      Cash Flows
      ----------

      As of July 31, 2005 we had cash and cash equivalents of $7.1 million and working capital of $51.8 million, a decrease of $2.1 million and an increase of $0.8 million, respectively, from January 31, 2005. Our primary sources of funds for conducting our business activities have been from cash flow provided by operations and borrowings under our credit facilities described below. We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

      Net cash used in operating activities of $0.13 million for the six months ended July 31, 2005 was due primarily to net income from operations of $3.4 million offset by a decrease in accounts payable of $0.45 million, an increase in inventories of $4.4 million and an decrease in accounts receivable of $0.11 million. Net cash provided by operating activities of $0.96 million for the six months ended July 31, 2004 was due primarily to net income from operations of $2.6 million, a decrease in accounts receivable of $0.54 million, and an increase in accounts payable of $0.029 million, offset in part by an increase in inventories of $2.9 million.

      Net cash used in investing activities of $3.8 million and $4.9 million in the six months ended July 31, 2005 and 2004, respectively, was due to purchases of property and equipment and for marketable securities in 2004. Net cash provided by financing activities in the six months ended July 31, 2004 was primarily attributable to borrowings under our credit facilities and to the proceeds from the secondary stock offering in 2004.

      We currently have one credit facility - a $25 million revolving credit, of which we had $1.88 million of borrowings outstanding as of July 31, 2005; on July 10, 2005 the Company entered into a $25 million five year secured revolving loan agreement to replace the former two facilities, one of which was to expire on July 31, 2005. Our credit facility requires that we comply with specified financial covenants relating to fixed charge ratio, debt to EBIDTA coverage, and inventory and accounts receivable collateral coverage ratios. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facility would allow the lender to declare all amounts outstanding to be immediately due and payable. Our lender has a security interest in substantially all of our assets to secure the debt under our credit facility. As of July 31, 2005, we were in compliance with all covenants contained in our credit facility.

      We believe that our current cash position of $7.1 million, our cash flow from operations along with borrowing availability under our $25 million revolving credit facility will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

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

Changes in Internal Control Over Financial Reporting - Lakeland Industries, Inc.'s management, with the participation of Lakeland Industries, Inc.'s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company's internal control over financial reporting occurred during the second quarter of fiscal 2006. Based on that evaluation, management concluded that there has been no change in Lakeland Industries, Inc.'s internal control over financial reporting during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.'s internal control over financial reporting.

      Through the eighteen months ended July 31, 2005 additional expense has been incurred relating to documenting and testing the systems of internal controls. The Company hired an internal auditor in July 2004 and has contracted with an independent consultant for services related to overall Sarbanes-Oxley Act compliance and more specifically Section 404, in February 2004. The total amount expensed so far is approximately $521,000 and is expected to increase in fiscal 2006 by $250,000 due to the hiring of additional accounting personnel.

      PART II. OTHER INFORMATION

Items 1, 2, 3 and 5 are not applicable.

Item 4. Submission of Matters to a vote of Security Holders The annual meeting of shareholders of the Company (the "Annual Meeting") was held on June 15, 2005 in Ronkonkoma, New York. The Company had 4,560,885 shares of common stock outstanding as of April 25, 2005, the record date for the Annual Meeting.

Proposal 1 - Election of Directors

        The candidates listed below were duly elected to the Board of Directors at the Annual Meeting by the tally indicated.

        Candidate                                  Votes in Favor  Votes Witheld
        ------------------------------------------------------------------------
        Christopher J. Ryan                          3,811,694       508,008
        Michael E. Cirenza                           4,283,854        35,848
        John Kreft                                   4,283,959        35,749

Proposal 2 - Ratification of Auditors for fiscal 2005 and 2006

        Holtz Rubenstein Reminick, LLP               4,285,189        34,513

Item 6.  Exhibits and Reports on Form 8-K:

         a- 10.11*, Loan Agreement dated July 7, 2005 between Lakeland
            Industries, Inc. and Wachovia Bank, N.A.

            10.15* Asset Purchase Agreement, dated July, 2005, between Lakeland Industries, Inc., and Mifflin Valley, Inc.

            10.16* Lease Agreement, dated July 2005 between Lakeland Industries, Inc. and M. Gallen.

            10.17* Employment Contract, dated July 2005, between Lakeland Industries, Inc. and M. Gallen.

         b- On June 6, 2005, the Company filed a Form 8-K for the purpose of furnishing under Items 2.02 and 9.01 a press release announcing results of operations for the quarter ended April 30, 2005.

            On June 6, 2005, the Company filed a Form 8-K under Item 2.02, relating to a Notice of Teleconference call for 4:30 PM June 9, 2005.


            On July 11, 2005, the Company filed a Form 8-K under Item 1.01 regarding the closing on a $25 million secured revolving line of credit for a five year term with Wachovia Bank, N.A.

            On July 19, 2005, the Company filed a Form 8-K under Items 1.01 and
            8.01 regarding the acquisition of Mifflin Valley, Inc., Lakeland joins New Russell Microcap Index and Lakeland raises garment prices.

            ---------------------
            * Filed herein

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     LAKELAND INDUSTRIES, INC.
                                              (Registrant)


Date:  September 7, 2005             /s/ Christopher J. Ryan
                                     -----------------------
                                     Christopher J. Ryan,
                                     Chief Executive Officer, President,
                                     Secretary and General Counsel
                                     (Principal Executive Officer and
                                      Authorized Signatory)


Date: September 7, 2005              /s/Gary Pokrassa
                                     ----------------
                                     Gary Pokrassa,
                                     Chief Financial Officer
                                     (Principal Accounting Officer and
                                      Authorized Signatory)