Form 10-Q
period 2005-10-31
LAKELAND INDUSTRIES INC
filed 2005-12-12
CIK 798081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 31, 2005
                                     ----------------

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

                                         YES  [X]   NO   [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                         YES  [_]   NO   [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock, $.01 par value, outstanding at December 12, 2005
                              - 5,017,046 shares.



                                                LAKELAND INDUSTRIES, INC.
                                                    AND SUBSIDIARIES

                                                        FORM 10-Q

                 The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:

Item 1.    Financial Statements (unaudited):

                                                                                                              Page
                                                                                                              ----
           Introduction..........................................................................................1

           Condensed Consolidated Balance Sheets October 31, 2005 and January 31, 2005...........................2

           Condensed Consolidated Statements of Income for the
            Three and Nine Months Ended October 31, 2005 and 2004................................................3

           Condensed Consolidated Statement of Stockholders' Equity - Nine Months Ended October 31, 2005.........4

           Condensed Consolidated Statements of Cash Flows - Nine Months Ended October 31, 2005
           and 2004..............................................................................................5

           Notes to Condensed Consolidated Financial Statements..................................................6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations................13

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.......................................18

Item 4.    Controls and Procedures..............................................................................18

PART II - OTHER INFORMATION:

Item 6.    Exhibits and Reports on Form 8-K.....................................................................19

Signature Page..................................................................................................20


                            LAKELAND INDUSTRIES, INC.
                                AND SUBSIDIARIES

PART I -   FINANCIAL INFORMATION
           ---------------------

Item 1.    Financial Statements:

   Introduction
   ------------

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This 10-Q may contain certain forward-looking statements. When used in this 10-Q or in any other presentation, statements which are not historical in nature, including the words "anticipate," "estimate," "should," "expect," "believe," "intend," "project" and similar expressions are intended to identify forward-looking statements. They also include statements containing a projection of sales, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

      The forward-looking statements in this 10-Q are based upon our management's beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

      o Our ability to obtain fabrics and components from suppliers and manufacturers at competitive prices;
      o     Risks associated with our international manufacturing operations;
      o     Potential fluctuations in foreign currency exchange rates;
      o     Our ability to respond to rapid technological change;
      o Our ability to identify and complete acquisitions or future expansion;
      o     Our ability to manage our growth;
      o Our ability to recruit and retain skilled employees, including our senior management;
      o     Our ability to accurately estimate customer demand;
      o Competition from other companies, including some with greater resources;
      o     Risks associated with sales to foreign buyers;
      o Restrictions on our financial and operating flexibility as a result of covenants in our credit facilitates;
      o Our ability to obtain additional funding to expand or operate our business as planned;
      o The impact of a decline in federal funding for preparations for terrorist incidents;
      o     The impact of potential product liability claims;
      o     Liabilities under environmental laws and regulations;
      o     Fluctuations in the price of our common stock;
      o     Variations in our quarterly results of operations;
      o The cost of compliance with the Sarbanes-Oxley Act of 2002 and rules and regulations relating to corporate governance and public disclosure;
      o The significant influence of our directors and executive officer on our company and on matters subject to a vote of our stockholders;
      o     The limited liquidity of our common stock;
      o The other factors referenced in this 10-Q, including, without limitation, in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business."

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Furthermore, forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements after the date of this 10-Q, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. We qualify any and all of our forward-looking statements entirely by these cautionary factors.


                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                          ASSETS                        October 31, 2005  January 31, 2005
                                                          (Unaudited)

Current assets:
Cash and cash equivalents
     (which includes $0 and
     $3,711,320 of marketable securities at October 31,
     2005 and January 31, 2005, respectively)              $ 4,423,092      $ 9,185,382
Accounts receivable, net of allowance for doubtful
     accounts of $337,000 at October 31, 2005 and
     $323,000 at January 31, 2005                           12,875,181       13,117,374
Inventories, net of reserves of  $359,000 at October 31,
     2005 and $396,000 at January 31, 2005                  46,081,776       30,906,023
Deferred income taxes                                          960,734          960,734
Other current assets                                           784,635          958,491
                                                           -----------      -----------
     Total current assets                                   65,125,418       55,128,004
Property and equipment, net of accumulated
  depreciation of $5,934,000 at October 31, 2005
  and $5,304,000 January 31, 2005                            7,429,325        5,014,240
Goodwill                                                       840,777               --
Other assets                                                   291,934          171,010
                                                           -----------      -----------
                                                           $73,687,454      $60,313,254
                                                           -----------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                           $ 3,957,389      $ 2,710,251
Payable to seller of Mifflin Valley                            141,828               --
Accrued expenses and other current liabilities               1,427,417        1,441,912
                                                           -----------      -----------
                Total current liabilities                    5,526,634        4,152,163
Other long-term liabilities                                    532,830          495,330
Deferred income taxes                                           86,229           86,229
Minority interest in Variable Interest Entities                     --        1,112,861
Amount outstanding under revolving credit arrangement        8,401,000               --

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par; authorized 1,500,000 shares
     (none issued)
Common stock, $.01 par; authorized 10,000,000 shares;
     issued and outstanding 5,017,046 shares at October
     31, 2005 and  4,560,885 shares at January 31, 2005         50,170           45,609
Additional paid-in capital                                  42,431,220       36,273,046
Retained earnings                                           16,659,371(1)    18,148,016
                                                           -----------      -----------

                Total stockholders' equity                  59,140,761       54,466,671
                                                           -----------      -----------
                                                           $73,687,454      $60,313,254
                                                           -----------      -----------

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

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                        October 31,                     October 31,
                                                   2005            2004            2005            2004
                                                   ----            ----            ----            ----
Net sales                                      $ 22,717,196    $ 22,416,174    $ 73,515,270    $ 72,099,366
Cost of goods sold                               17,034,455      17,491,311      55,870,020      56,333,000
                                               ------------    ------------    ------------    ------------
Gross profit                                      5,682,741       4,924,863      17,645,250      15,766,366
Operating expenses                                3,652,724       2,923,614      10,862,850       9,500,598
                                               ------------    ------------    ------------    ------------
Operating profit                                  2,030,017       2,001,249       6,782,400       6,265,768
Interest and other income, net                       47,104          15,291         136,128          25,600
Interest expense                                    (38,842)           (568)        (42,854)       (207,025)
                                               ------------    ------------    ------------    ------------
Income before minority interest                   2,038,279       2,015,972       6,875,674       6,084,343
Minority interest in net income of
variable interest entities * *                           --         127,186              --         421,592
                                               ------------    ------------    ------------    ------------
Income before income taxes                        2,038,279       1,888,786       6,875,674       5,662,751
Provision for income taxes                          725,376         698,400       2,201,584       1,904,400
                                               ------------    ------------    ------------    ------------
Net income                                     $  1,312,903    $  1,190,386    $  4,674,090    $  3,758,351
                                               ------------    ------------    ------------    ------------
Net income per common share*:
                Basic                          $        .26    $        .24    $        .93    $        .88
                                               ------------    ------------    ------------    ------------
                Diluted                        $        .26    $        .24    $        .93    $        .88
                                               ------------    ------------    ------------    ------------
Weighted average common shares outstanding*:
                Basic                             5,017,046       5,016,974       5,017,046       4,289,925
                Diluted                           5,021,917       5,018,680       5,021,484       4,294,410

*Adjusted for the 10% stock dividend to shareholders of record on April 30, 2005 and reflects 1,280,750 shares offered to the public in June and July 2004.

* * Properties owned by related parties were purchased by the Company in April 2005, thus the Company deemed the impact of FIN46R to be deminimus for the October 31, 2005 financial statements.

The accompanying notes are an integral part of these financial statements.

                  LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                       Nine months ended October 31, 2005


                                                           Additional
                                    Common Stock             Paid-in       Retained
                               Shares         Amount         Capital       Earnings         Total
                               ------         ------         -------       --------         -----

Balance, January 31, 2005      4,560,885   $     45,609   $ 36,273,046   $ 18,148,016    $ 54,466,671

10% stock dividend               456,161          4,561      6,158,174     (6,162,735)             --
Net Income                            --             --             --      4,674,090       4,674,090
                            ------------   ------------   ------------   ------------    ------------

Balance October 31,2005        5,017,046   $     50,170   $ 42,431,220   $ 16,659,371    $ 59,140,761
                            ------------   ------------   ------------   ------------    ------------

      (Reflects the three separate 10% stock dividends issued on July 31, 2002, 2003 and April 30, 2005 which resulted in a cumulative transfer of $11,612,824 from retained earnings to additional paid-in capital and par value of common stock). (See Note 1 to Condensed Consolidated Balance Sheets).


The accompanying notes are an integral part of these financial statements.


                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                              October 31,
                                                                         2005             2004
                                                                         ----             ----
Cash Flows from Operating Activities
Net income .......................................................   $  4,674,090    $  3,758,351
Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Reserve for inventory obsolescence ...............................        (37,000)        145,000
  Depreciation and amortization ..................................        726,686         687,617
(Increase) decrease in accounts receivable .......................        605,524      (1,186,735)
(Increase) in inventories * ......................................    (14,526,167)     (2,520,378)
(Increase) decrease in other assets ..............................        149,822         458,034
Increase (decrease) in accounts payable, accrued
    expenses and other liabilities ...............................      1,010,064         (13,219)
Net cash (used in)provided by operating
     activities ..................................................     (7,396,982)      1,328,670

Cash Flows from Investing Activities:

Purchases of property and equipment ..............................     (4,000,457)       (674,097)

Purchase of Mifflin Valley .......................................     (1,765,852)             --
Purchase of marketable securities ................................             --      (5,894,303)
Net cash used in investing activities ............................     (5,766,309)     (6,568,400)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options ..........................             --          54,432
Proceeds from secondary stock offerings ..........................             --      24,369,023
Borrowings (repayments) under loan agreements ....................      8,401,000     (16,784,781)
Net cash provided by financing activities ........................      8,401,000       7,638,674

Net (decrease) increase in cash ..................................     (4,762,290)      2,398,944
Cash and cash equivalents at beginning of period .................      9,185,382       2,445,271
Cash and cash equivalents at end of period .......................   $  4,423,092    $  4,844,215


* Inventory increased as production increased for the second half demand and accelerated purchases made on raw materials in anticipation of the July 1, 2005 and November 15, 2005 price increases.

The accompanying notes are an integral part of these financial statements.

                   LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Business

      Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is the United States. No customer accounted for more than 10% of net sales during the nine month periods ended October 31, 2005 and 2004, respectively.

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

      Certain reclassifications between cost of goods sold and operating expenses were made to the first quarter of fiscal year 2006, in order to be consistent with the second quarter and year to date of fiscal 2006 classifications for the Mexico and China subsidiaries.

      The results of operations for the nine month periods ended October 31, 2005 and 2004, respectively, are not necessarily indicative of the results to be expected for the full year.

3.    Principles of Consolidation

      The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laidlaw Adams & Peck, Inc., and Subsidiary (MeiYang Protective Products Co., Ltd., a Chinese Corporation), Lakeland Protective Wear, Inc. (a Canadian corporation), Weifang Lakeland Safety Products Co. Ltd. (a Chinese corporation), Qing Dao Maytung Healthcare Co., Ltd. (a Chinese corporation), Lakeland Industries Europe Ltd. (a British Corporation), Lakeland de Mexico S.A. de C.V (a Mexican corporation), Mifflin Valley, Inc. (a Delaware Corporation) and RFB Lakeland Private Ltd. (an Indian corporation). All significant inter-company accounts and transactions have been eliminated.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities, in which an investor is subject to a majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the variable interest entity's residual returns. This interpretation also provides guidance with respect to the disclosure of variable interest entities in which an investor maintains an interest but is not required to consolidate. The provisions of the interpretation were effective immediately for all variable interest entities created after January 31, 2003, or in which we obtained an interest after that date. In December 2003, the FASB issued a revision to this pronouncement, FIN 46R, which clarified certain provisions and modified the effective date from October 1, 2003 to March 15, 2004 for variable interest entities created before February 1, 2003. The two entities which leased property and buildings to the Company and were owned by related parties, were consolidated in our financial statements for the year ended January 31, 2005 are River Group Holding Co., L.L.P. and POMS Holding Co. Several of the owners of these entities were directors and officers of Lakeland. Under FIN 46, it is likely that leases between an entity and its related parties would be considered a variable interest, even if there is no residual value guarantee or purchase option. The FASB staff's view is that these elements are implied in a related-party lease even though they may not be explicitly stated in the lease agreement.

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

      In April 2005, the Company entered into a real estate purchase contract with River Group Holding Co. to purchase a warehouse and the real property underlying it for $928,686. The Company recorded the purchase on it's April 30, 2005 financial statements. The purchase of this property was completed on May 25, 2005. Thus, the Company deemed the impact of FIN 46R to be de minimis for the October 31, 2005 financial statements.

      There are no variable interest entities in which the "Company" is not the primary beneficiary.

4.    Business Combinations

      On August 1, 2005, the Company acquired the assets and operations and assumed certain liabilities of Mifflin Valley, Inc., ("Mifflin") of Shillington, PA for an initial purchase price of $1.58 million, subject to certain adjustments. Final payment was made in November 2005 following the audit of a closing date balance sheet. The final price amounted to $1.86 million and included adjustments for the payoff of a revolving loan of $.186 million and adjustments for inventory, fixed asset values and allowance for doubtful accounts. Mifflin did approximately $2.6 million of sales in 2004, and $1.5 million for the six months ended June 30, 2005. Mifflin is a manufacturer of protective clothing specializing in safety and visibility, largely for the Emergency Services market, and also for the entire public safety and traffic control market. Mifflin specializes in customized garments to suit customers' needs, coupled with quality, service, price and delivery. Mifflin's products include flame retardant garments for the Fire Industry, Nomex clothing for utilities, and high visibility reflective outerwear for Departments of Transportation. The purchase was effective as of July 1, 2005 and the results of Mifflin's operations have been included since July 1 in the Company's reported results, adding approximately $1.115 million in revenue for the four months ended October 31, 2005 and $0.02 to earnings per share to the actual reported results. Had the transaction taken place on February 1, 2005, on a proforma basis, there would have been an increase in the reported amounts as follows:


                                  Nine months ended October 31, 2005

              Pro Forma Results Combined with Mifflin Valley   Additions resulting from Mifflin Valley
              ----------------------------------------------   ---------------------------------------
Sales                         $75,630,270                                $ 2,125,000

Net Income                      4,923,090                                    249,000

Earning per share             $      0.93                                $      0.05


      Had the transaction taken place on February 1, 2004, on a proforma basis, the effect on the reported amounts for the nine months ended October 31, 2004 is considered to be insignificant.

5.    Inventories:

Inventories consist of the following:

                                            October 31,    January 31,
                                                2005          2005
                                                ----          ----
           Raw materials ................   $20,577,046   $12,231,264
           Work-in-process ..............     3,112,170     2,614,710
           Finished Goods ...............    22,392,560    16,060,049
                                            -----------   -----------
           ..............................   $46,081,776   $30,906,023
                                            -----------   -----------

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

      The following table sets forth the computation of basic and diluted earnings per share at October 31, 2005 and 2004, adjusted, retroactively, for the 10% Stock dividends to Shareholders on April 30, 2005.

                                                      Three Months Ended         Nine Months Ended
                                                          October 31,               October 31,
                                                       2005         2004          2005        2004
                                                       ----         ----          ----        ----
Numerator
         Net income .............................   $1,312,903   $1,190,386   $4,674,090   $3,758,351
Denominator
         Denominator for basic earnings per share    5,017,046    5,016,974    5,017,046    4,289,925
               (Weighted-average shares)

                Effect of dilutive securities ...        4,871        1,706        4,438        4,485
                                                    ----------   ----------   ----------   ----------
Denominator for diluted earnings per share ......    5,021,917    5,018,680    5,021,484    4,294,410
                                                    ----------   ----------   ----------   ----------
(adjusted weighted-average shares)
Basic earnings per share ........................   $      .26   $      .24   $      .93   $      .88
                                                    ----------   ----------   ----------   ----------
Diluted earnings per share ......................   $      .26   $      .24   $      .93   $      .88
                                                    ----------   ----------   ----------   ----------

      Options to purchase 11,000 shares of the Company's common stock have been excluded for the nine months ended October 31, 2005, as their inclusion would be anti-dilutive.

7.    Revolving Credit Facility

      At October 31, 2005, the balance outstanding under our new $25 million five year revolving credit facility amounted to $8.401 million. The credit facility is collateralized by substantially all of the assets of the Company. The credit facility contains financial covenants, including, but not limited to, fixed charge ratio, funded debt to EBIDTA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at October 31, 2005 and for the period then ended. The weighted average interest rate for the nine month period ended October 31, 2005 was 4.39%.

8.    Major Supplier

      We purchased 75.6% of our raw materials from one supplier during the nine-month period ended October 31, 2005. We expect this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; however, our competitive position in the marketplace could be adversely affected.

9.    Stock Based Compensation

      We have adopted the disclosure provisions of SFAS No. 123(R), "Accounting for Stock-Based Compensation" (SFAS 123(R)). In compliance with SFAS 123(R), the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its employee stock-based compensation plans. We have also adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This pronouncement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. If we had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123(R), the Company's net income and earnings per share as reported would be reduced for the quarters and nine months ended October 31, 2005 and 2004 to the pro forma amounts indicated below:


                                                Three Months Ended           Nine Months Ended
                                                    October 31,                 October 31,
                                                2005          2004          2005          2004
                                                ----          ----          ----          ----
Net income as reported                      $ 1,312,903   $ 1,190,386   $ 4,674,090   $ 3,758,351

Less:
Option expense based on fair value method            --            --         9,627        11,186
                                            -----------   -----------   -----------   -----------

     Pro forma                              $ 1,312,903   $ 1,190,386   $ 4,664,463   $ 3,747,155
                                            -----------   -----------   -----------   -----------
Basic earnings per common share
     As reported                            $       .26   $       .24   $       .93   $       .88
                                            -----------   -----------   -----------   -----------
     Pro forma                              $       .26   $       .24   $       .93   $       .87
                                            -----------   -----------   -----------   -----------
Diluted earnings per common share
     As reported                            $       .27   $       .24   $       .93   $       .88
                                            -----------   -----------   -----------   -----------
     Pro forma                              $       .27   $       .24   $       .93   $       .87
                                            -----------   -----------   -----------   -----------

      The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the quarters and nine months ended October 31, 2005 and 2004: expected volatility of 87% and 64%, respectively; risk-free interest rate of 3.6% and 2.93%, respectively; expected dividend yield of 0.0%; and expected life of six years. All stock-based awards were fully vested at October 31, 2005 and 2004. Earnings per share and options granted have been adjusted to reflect the 10% stock dividends to stockholders of record as of April 30, 2005. During the three months ended October 31, 2005, no options were granted or exercised.

10.   Manufacturing Segment Data

      Domestic and international sales are as follows in millions of dollars:



                       Three Months Ended                Nine Months Ended
                          October 31,                       October 31,
                     2005             2004             2005             2004
                     ----             ----             ----             ----
Domestic         20.7    91.2    $20.5    91.5%    65.7    89.4    $66.1    91.7%
International     2.0     8.8      1.9     8.5%     7.8    10.6      6.0     8.3%
                -----   -----    -----   -----    -----   -----    -----   -----
Total            22.7     100%   $22.4     100%    73.5     100%   $72.1     100%
                -----   -----    -----   -----    -----   -----    -----   -----

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Decatur, Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products), Celaya, Mexico (primarily disposable, glove and chemical suit production) and St. Joseph, Missouri and Shillington, Pennsylvania (primarily woven products production). We also maintain three manufacturing facilities in China (primarily disposable and chemical suit production). Our China facilities and our Decatur, Alabama facility produce the majority of the Company's products. The accounting policies of these operating entities are the same as those described in Note 1 to the Company's Annual Report on Form 10-K for the year ended January 31, 2005. We evaluate the performance of these entities based on operating profit which is defined as income before income taxes, interest expense and other income and expenses. We have small sales forces in Canada, Europe and China which sell and distribute products shipped from the United States, Mexico or China. The table below represents information about reported manufacturing segments for the three and nine months noted therein:

                                                        Three Months Ended       Nine Months Ended
                                                            October 31,             October 31,
                                                     (in millions of dollars) (in millions of Dollars)

                                                         2005        2004        2005       2004
                                                         ----        ----        ----       ----
Net Sales:
         North America                                 $   23.8    $   25.2    $   77.7    $   76.1
         China                                              2.1         1.4         6.9         5.6
         Less inter-segment sales                          (3.2)       (4.2)      (11.1)       (9.6)
                                                       --------    --------    --------    --------
         Consolidated sales                            $   22.7    $   22.4        73.5    $   72.1
                                                       --------    --------    --------    --------
Operating Profit:
         North America                                 $    2.0    $    1.9    $    5.8    $    5.6
         China                                              (.0)         .2         1.1          .8
         Less inter-segment profit (loss)                   (.1)        (.1)        (.2)        (.1)
                                                       --------    --------    --------    --------
         Consolidated profit                           $    1.9    $    2.0    $    6.7    $    6.3
                                                       --------    --------    --------    --------

Identifiable Assets (at Balance Sheet date or change
during quarter):
         North America                                 $    6.8    $    1.1    $   63.9    $   51.6
         China                                               --          .1         9.8         8.2
                                                       --------    --------    --------    --------
         Consolidated assets                           $    6.8    $    1.2    $   73.7    $   59.8
                                                       --------    --------    --------    --------
Depreciation  and Amortization Expense:
         North America                                 $     .1    $     .1    $     .4    $     .4
         China                                               .1          .2          .3          .3
                                                       --------    --------    --------    --------
         Consolidated depreciation expense             $     .2    $     .3    $     .7    $     .7
                                                       --------    --------    --------    --------

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

12.   Real Estate Purchases

      In April 2005, the Company entered into two separate real estate purchase contracts, one with POMS and one with River Group, both related parties. The Company has purchased the land and buildings in Decatur, Alabama that it has leased from these related parties since their inception, POMS (1984) and River Group (1999). The purchase price was $2,056,000 for the POMS property and $925,000 for the River Group property determined by averaging three separate and independent real estate appraisals. The partnerships were accounted for in accordance with FIN46R and were reflected in the financial statements for the fiscal year ended January 31, 2005.

      In contemplation of the real estate purchases, the Company entered into an agreement, dated March 4, 2005, with an officer of Lakeland (who is a partner in POMS & River Group) to acquire his interest for $565,367 ($411,200 for POMS and $154,167 for River Group), at the same proportional valuation as the overall property.

      On April 25, 2005 the Company closed on the real estate purchase contract with POMS paying a net amount of $1,656,384 ($2,056,000-$411,200 already paid +$11,584 in closing costs). The Company paid rent from February 1, 2005 until April 25, 2005 of $86,157, which is charged to rent expense.

      On May 25, 2005 the Company closed on the real estate purchase contract with River Group paying a net amount of $774,519 ($925,000-$154,167 already paid +$3,686 in closing costs). The Company paid River Group rent from February 1, 2005 until May 25, 2005 amounting to $63,157, which is charged to rent expense.

      At April 30, 2005, the Company recorded the asset land value of $230,000, the asset building value of $2,751,000, closing costs of $11,584 and a payable to River Group in the amount of $770,833. The Company recorded the purchase of the land and building from River Group as of April 30, 2005, since the contract of sale was finalized and the closing was deferred only until the release of an easement on the property. Total rent expense for the two properties for the nine months ended October 31, 2005 amounted to $146,577. The Company recorded depreciation on each of the two properties from the closing date forward.

      Upon conclusion of these two real estate purchase contracts, the Company no longer has related party transactions requiring the recording of variable interest entities under FIN46R. Other than the above entries, the Company has not recorded the effects of FIN46R in the current fiscal year. The Company deems any such impact to be immaterial.

Building purchase in New York:

      On May 10, 2005 the Company purchased a 6,250 square foot office condominium to serve as its Corporate Headquarters. The purchase price was $640,000 plus $9,161 in closing costs. The lease on its previous location amounted to $51,202 annually and expired on June 30, 2005. The new address is 701 Koehler Avenue, Suite 7, Ronkonkoma, NY 11779.

13.   Related Party Transactions

In connection with the asset purchase agreement, dated July 2005, between the Company and Mifflin Valley, Inc., the Company entered into a five year lease agreement with the seller (now an employee of the Company) to rent the manufacturing facility of an annual rental of $55,560, or a per square foot rental of $3.00. This amount was obtained prior to the acquisition from an independent appraisal of the fair market rental value per square feet. In addition the company will at January 1, 2006 be renting 12,000 sq ft of warehouse space in PA from this employee, on a month by month basis, for the monthly amount of $3.35 per square foot.

14.   Formation of New Subsidiary

During the quarter ended October 31, 2005, a new subsidiary RFB Lakeland Private LTD. (an Indian Corporation) was formed to execute the supply agreement with RFB Latex Private LTD. dated October 25, 2005, and to exercise the option to buy its industrial glove business for $2.7 million after one year, if certain conditions are met and approved by the Company's Board of Directors. The Company's minimum commitment is approximately $250,000.

15.   Contingencies - Tax Audit

The Company's Federal Income Tax returns for the fiscal years ended January 31, 2003 and 2004 are currently under audit by the Internal Revenue Service. The final results of these audits cannot be estimated by management. It is anticipated that the audits will be concluded by the end of Fiscal 2006.

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

                                    Overview

      We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. Our products are sold by our in-house sales force and independent sales representatives to a network of over 800 safety and mill supply distributors. These distributors in turn supply end user industrial customers such as chemical/petrochemical, automobile, steel, glass, construction, smelting, janitorial, pharmaceutical and high technology electronics manufacturers, as well as hospitals and laboratories. In addition, we supply federal, state and local governmental agencies and departments such as fire and police departments, airport crash rescue units, the Department of Defense, Central Intelligence Agenc0y, Federal Bureau of Investigation and the Centers for Disease Control.

      We have operated manufacturing facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. We are at the half way point of moving production of our reusable woven garments and gloves to these facilities and expect to complete this process by the third quarter of fiscal 2007. As a result, we expect to see profit margin improvements for these product lines as well.

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

      Income Taxes and Valuation Reserves. We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of preparing our consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carry forwards and tax credits, are recorded as deferred tax assets or liabilities on our balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be realized from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event we determine that we may not be able to realize all or part of our deferred tax asset in the future, or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to net income in the period of such determination. The Company's Federal Income Tax returns for the fiscal years ended January 31, 2003 and 2004 are currently under audit by the Internal Revenue Service. The final results of these audits cannot be estimated by management. It is anticipated that the audits will be concluded by the end of Fiscal 2006.

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

      In July 2005 (in a transaction which closed August 1, 2005) the Company purchased Mifflin Valley, Inc. As a result of this purchase Goodwill was recorded in the amount of $840,777, after reflecting certain adjustments per the contract, resulting in a total purchase price of $1,907,680 of which $141,828 has been paid in November, 2005.

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

Significant Balance Sheet Fluctuation October 31, 2005 as compared to January 31, 2005

      Cash and cash equivalents decreased by $4.76 million as the Company purchased real property in Alabama and New York and acquired Mifflin Valley in Pennsylvania. Inventory increased $15.1 million as production increased for the second half demand and accelerated purchases made on raw materials in anticipation of the July 1, 2005 and November 2005 price increases. Goodwill of $.841 million recorded in October 2005 relates to the acquisition of Mifflin Valley, Inc.

      Accounts payable increased with the accelerated purchase of raw materials and a payable of $.141 million for the purchase of Mifflin Valley, Inc. At October 31, 2005 the Company had an outstanding loan balance of $8.401 million under its new facility with Wachovia Bank, N.A. Total stockholder's equity increased by the net income for the period of $4.67 million

Nine months ended October 31, 2005 as compared to the nine months ended October 31, 2004

Net Sales. Net sales increased $1.4 million, or 1.96% to $73.5 million for the nine months ended October 31, 2005 from $72.1 million for the nine months ended October 31, 2004. The increase was primarily due to the inclusion of Mifflin Valley Inc results of $1.1 million, and to customers buying forward as a result of our selling price increase effective June 20, 2005, on Tyvek and TyChem garments. Continued growth in sales by our Canadian and UK subsidiaries and the acquisition of Mifflin Valley, Inc. added to this increase, offset partially by decreased sales in chemical protection garments due to a softness in government purchasing.

Gross Profit. Gross profit increased $1.8 million or 11.9% to $17.6 million for the nine months ended October 31, 2005 from $15.8 million for the nine months ended October 31, 2004. Gross profit as a percentage of net sales increased to 23.9% for the nine months ended October 31, 2005 from 21.9% for the nine months ended October 31, 2004, primarily due to the continuation of cost reduction programs shifting production from the US to China and Mexico, a selling price increase on our Tyvek lines on June 20, 2005, and the inclusion of Mifflin Valley, Inc results which have a higher margin than Lakeland overall, partially offset by rising raw material costs.

Operating Expenses. Operating expenses increased $1.4 million, or 14.3% to $10.9 million for the nine months ended October 31, 2005 from $9.5 million for the nine months ended October 31, 2005. As a percent of sales, operating expenses increased to 14.8% for the nine months ended October 31, 2005 from 13.2% for the nine months ended October 31, 2004. The $1.4 million increase in operating expenses in the nine months ended October 31, 2005 as compared to the nine months ended October 31, 2004 was principally due to increases (decreases) in:

                   Salaries                 $0.517 million
                   Sales commissions        $(0.355 million)
                   Sales related expenses   $0.215 million
                   Insurance                $(0.032 million)
                   Pension reversal         $(0.048 million)
                   Consulting               $0.140 million
                   Professional fees        $0.211 million
                   All other G&A            $0.185 million
                   Freight expenses         $0.077 million
                   Bad debt expenses        $0.035 million
                   Currency fluctuation     $0.034 million
                   Minority interest        $0.422 million

      The above increases in Consulting and Professional Fees are principally a result of compliance with the Sarbanes-Oxley requirements.

      Increase in Minority Interest results from the credit of $.422 million in the prior year which no longer applies.

      The above increases in salaries, sales related expenses and other G+A are in part due to the inclusion of the operations of Mifflin Valley Inc for the four months July through October 2005.

      In addition, in its third fiscal quarter the Company reclassified certain employees' salary previously included in cost of goods sold to administration on selling expenses. This was done to more closely match the Company's costing system, and totaled approximately $100,000. Previous year's results were not reclassified.

Interest Expenses. Interest expenses decreased by $0.164 million for the nine months ended October 31, 2005 as compared to the nine months ended October 31, 2004 because we paid off our credit facility in full on June 18, 2004 using the proceeds of our secondary stock offering.

Income Tax Expense. Income tax expenses consist of federal, state, and foreign income taxes. Income tax expenses increased $0.297 million, or 15.6%, to $2.20 million for the nine months ended October 31, 2005 from $1.904 million for the nine months ended October 31, 2004. Our effective tax rate was 32.0% and 33.6% for the nine months ended October 31, 2005 and 2004, respectively. Our effective tax rate varied from the federal statutory rate of 34% due primarily to lower foreign taxes, partially offset by state taxes. Our effective tax rate declined due to an increase in production in China.

Minority Interest. Minority interest in net income of variable interest entities decreased $0.422 million for the nine months ended October 31, 2005 as a result of the purchase in fiscal 2006 of the related party property that was accounted for under FIN46R during fiscal 2005. As a result, those entities were consolidated in our statement of income for the nine months ended October 31, 2004.

Net Income. Net income increased $0.916 million, or 24.4% to $4.674 million for the nine months ended October 31, 2005 from $3.758 million for the nine months ended October 31, 2004. The increase in net income primarily resulted from cost reduction programs and the continuing production shifts from the U.S. to China and Mexico, partially offset by rising raw material costs.

Three months ended October 31, 2005 as compared to the three months ended October 31, 2004
Net Sales. Net sales increased $.3 million, or 1.3%, to $22.7 million for the three months ended October 31, 2005 from $22.4 million for the three months ended October 31, 2004. Sales increased due to the Mifflin Valley, Inc. acquisition and to continued sales growth and customer base in our Canadian and U.K. subsidiaries. This increase was partially offset by a decrease in chemical suit sales due to a shift to more low-end garments and fewer high-end, higher margin garments sold in the second quarter last year and for the loss of business in the Southeast US due to hurricanes closing distribution and end users.

Gross Profit. Gross profit increased $.758 million, or 15.4%, to $5.7 million for the three months ended October 31, 2005 from $4.9 million for the three months ended October 31, 2004. Gross profit as a percentage of net sales increased to 25.0% for the three months ended October 31, 2005 from 22.0% for the three months ended October 31, 2004, as cost saving programs continued, a full quarter of higher selling prices was incurred, further shifts of production to Mexico and China, and the inclusion of Mifflin Valley, Inc. results which have a higher margin than Lakeland overall.

Operating Expenses. Operating expenses increased $0.73 million, or 24.9% to $3.7 million for the three months ended October 31, 2005 from $2.9 million for the three months ended October 31, 2004. As a percent of sales, operating expenses increased to 16.1% for the three months ended October 31, 2005 from 13.1% for the three months ended October 31, 2004. The $.73 million increase in operating expenses in the three months ended October 31, 2005 as compared to the three months ended October 31, 2004 was principally due to increases (decreases) in:

              Sales related expenses             $0.125 million
              Salaries                           $0.399 million
              Consulting                         $0.027 million
              Professional fees                  $0.043 million
              All other G&A                      $0.092 million
              Payroll Taxes                      $0.044 million
              Minority Interest                  $0.127 million

      The above increases in Consulting and Professional Fees are annually a result of compliance with Sarbanes-Oxley requirements. The increase in minority interest results from the credit of operating expenses in the prior year no longer applicable.

      The above increases in salaries, sales related expenses and other G+A are in part due to the inclusion of the operations of Mifflin Valley Inc for the quarter ended October 31, 2005.

      In addition, in its third fiscal quarter the Company reclassified certain employees' salary previously included in cost of goods sold to administration on selling expenses. This was done to more closely match the Company's costing system, and totaled approximately $100,000. Previous year's results were not reclassified.

Interest Expense. Interest expenses increased by $0.04 million for the three months ended October 31, 2005 as compared to the three months ended October 31, 2004. Borrowings under our new credit facility were incurred for the purchase of raw materials before the November 2005 price increase.

Income Tax Expenses. Income tax expenses consist of federal, state and foreign income taxes. Income tax expense increased $0.027 million, or 3.9% to $0.725 million for the three months ended October 31, 2005 from $0.698 million for the three months ended October 31, 2004. Our effective tax rates were 35.6% and 36.9% in the three months ended October 31, 2005 and 2004, respectively. Our effective tax rate varied from the federal statutory rate of 34% due primarily to lower foreign tax rates, partially offset by state taxes. Our effective tax rate declined due to an increase in production in China.

Minority Interest. Minority interest in net income of variable interest entities decreased $0.127 million for the three months ended October 31, 2005 as a result of the purchase in fiscal 2006 of the related party property that was accounted for under FIN46R during fiscal 2005. As a result, those entities were consolidated in our statement of income for the three months ended October 31, 2005.

Net Income. Net income increased $0.123 million, or 10.3% to $1.31 million for the three months ended October 31, 2005 from $1.19 million for the three months ended October 31, 2004. The increase in net income primarily resulted from cost reduction programs and the continuing production shifts from the U.S. to China and Mexico, and the June 20, 2005 selling price increase, partially offset by rising raw materials.

Liquidity and Capital Resources

      Cash Flows
      ----------

      As of October 31, 2005 we had cash and cash equivalents of $4.4 million and working capital of $59.6 million, a decrease of $4.7 million and an increase of $0.8 million, respectively, from January 31, 2005. Our primary sources of funds for conducting our business activities have been from cash flow provided by operations and borrowings under our credit facilities described below. We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

      We have built up inventory in part for seasonal reasons (the third quarter being seasonally slow) in anticipation of the traditionally busier fourth and first quarters; and in part to take advantage of a vendor raw material price increase which took effect in November. We believe that by sustaining higher levels of inventory, we gain a competitive advantage in the marketplace.

      Net cash used in operating activities of $7.4 million for the nine months ended October 31, 2005 was due primarily to net income from operations of $4.7 million, an increase in accounts payable of $1.01 million, offset by an increase in inventories of $14.5 million and an decrease in accounts receivable of $0.605 million. Net cash used in investing activities of $5.8 million in the nine months ended October 31, 2005, was due to purchases of property and equipment and the Mifflin Valley acquisition in 2005.

      Net cash provided by operating activities of $1.33 million for the nine months ended October 31, 2004 was due primarily to net income from operations of $3.8 million, an increase in accounts receivable of $1.19 million, and an decrease in accounts payable of $0.013 million, and an increase in inventories of $2.5 million. Net cash used in investing activities of $6.6 million in the nine months ended October 31, 2004, was due to marketable securities in 2004.

      Net cash provided by financing activities in the nine months ended October 31, 2004 was primarily attributable to borrowings under our credit facilities and to the proceeds from the secondary stock offering in 2004.

      We currently have one credit facility - a $25 million revolving credit, of which we had $8.401 million of borrowings outstanding as of October 31, 2005. On July 10, 2005 the Company entered into a $25 million five year secured revolving loan agreement to replace the former two facilities, one of which was to expire on July 31, 2005. Our credit facility requires that we comply with specified financial covenants relating to fixed charge ratio, debt to EBIDTA coverage, and inventory and accounts receivable collateral coverage ratios. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facility would allow the lender to declare all amounts outstanding to be immediately due and payable. Our lender has a security interest in substantially all of our assets to secure the debt under our credit facility. As of October 31, 2005, we were in compliance with all covenants contained in our credit facility.

      We believe that our current cash position of $4.4 million, our cash flow from operations along with borrowing availability under our $25 million revolving credit facility will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

      Capital Expenditures
      --------------------

      Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment, and leasehold improvements, as well as payments related to the construction of our facilities in China. Our facilities in China are not encumbered by commercial bank mortgages and thus Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. Our capital expenditures are expected to be approximately $4.8 million in total; $3.6 million to purchase our Decatur Alabama facilities and similar facilities adjacent to our New York corporate headquarters (all of which were rented for $615,000 annually) and $1.2 million for capital equipment, primarily computer equipment and apparel manufacturing equipment in fiscal 2006.


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

      Changes in Internal Control Over Financial Reporting - Lakeland Industries, Inc.'s management, with the participation of Lakeland Industries, Inc.'s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company's internal control over financial reporting occurred during the third quarter of fiscal 2006. Based on that evaluation, management concluded that there has been no change in Lakeland Industries, Inc.'s internal control over financial reporting during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.'s internal control over financial reporting.

      Through the twenty one months ended October 31, 2005 additional expense has been incurred relating to documenting and testing the systems of internal controls. The Company hired an internal auditor in July 2004 and has contracted with an independent consultant for services related to overall Sarbanes-Oxley Act compliance and more specifically Section 404, in February 2004. The total amount expensed so far is approximately $581,000 and was expected to increase in fiscal 2006 by $250,000 due to the hiring of additional accounting personnel.

      PART II. OTHER INFORMATION

Items 1, 2, 3,4 and 5 are not applicable.

Item 6.    Exhibits and Reports on Form 8-K:

            a - 10.14* Employment Agreement, dated November 29, 2005, between Lakeland Industries, Inc. and Gary Pokrassa, CPA.

                  10.18* Supply Agreement between Lakeland Industries, Inc. subsidiary RFB Lakeland Industries Private Ltd. and RFB latex Private Ltd. and Option to Purchase its Industrial Glove business after one year.

                  10.19* Option to Purchase and Other Agreement between RFB Lakeland Industries Private Limited and RFB Latex Limited

                  10.20* Asset Purchase Agreement Upon Exercise Of Option between Lakeland Industries, Inc, and RFB Lakeland Industries Private Limited

                  10.21* Employment Agreement, between RFB Lakeland Industries Private Limited and P.S. Ratra

                  10.22* Employment Agreement, between RFB Lakeland Industries Private Limited and Kamal Ratra

                  10.23* Shareholders Agreement, between Lakeland Industries, Inc. and P.S. Ratra

            b -   On September 1, 2005, the Company filed a Form 8-K under
                  Item 2.02, relating to a Notice of Teleconference call for 4:30 PM September 7, 2005.

                  On September 7, 2005, the Company filed a Form 8-K for the purpose of furnishing under Items 2.02 and 9.01 a press release announcing results of operations for the quarter ended July 31, 2005.

                  On October 12, 2005, the Company filed a Form 8-K under Item
                  2.01 regarding the signing of Supply Agreement with RFB Latex Private Ltd. (an Indian Corporation), with an option to buy its Industrial Glvoe business for $2.7 million after one year.

                  On October 25, 2005, the Company filed a Form 8-K under Item
                  8.01 regarding the increase in its Tyvek General Protection and Tychem Contamination Control Garment prices.

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


                                             LAKELAND INDUSTRIES, INC.
                                             -------------------------
                                                    (Registrant)


Date:  December 12, 2005                     /s/ Christopher J. Ryan
                                             -----------------------
                                             Christopher J. Ryan,
                                             Chief Executive Officer, President,
                                             Secretary and General Counsel
                                             (Principal Executive Officer and
                                              Authorized Signatory)


Date:  December 12, 2005                     /s/Gary Pokrassa
                                             ----------------
                                             Gary Pokrassa,
                                             Chief Financial Officer
                                             (Principal Accounting Officer and
                                              Authorized Signatory)