Form 10-K
period 2006-01-31
LAKELAND INDUSTRIES INC
filed 2006-04-17
CIK 798081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended January 31, 2006
                                ----------------
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____________ to ______________

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

                 701 Koehler Ave., Suite 7, Ronkonkoma, NY 11779
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (631) 981-9700
                                 --------------
              (Registrant's telephone number, including area code)

                 711 Koehler Ave., Suite 2, Ronkonkoma, NY 11779
                 -----------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12 (g) of the Act
                  Title of Class - Common Stock $0.01 Par Value
                    Name of Exchange on which listed - NASDAQ

      Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.                     Yes |_| No |X|

      Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Exchange Act.      Yes |_| No |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                     Yes |X| No |_|

      Indicate by check mark whether the registrant is a large accelerated filer an accelerated file or a non- accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).

   Large accelerated filer |_| Accelerated Filer |X| Non-Accelerated Filer |_|

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12-b-2 of the Exchange Act).                       Yes|_| No |X|

      As of July 29, 2005, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $65,777,000 based on the closing price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                              Outstanding at April 17, 2006
--------------------------------------             -----------------------------
Common Stock, $0.01 par value per share                      5,017,046

                       DOCUMENTS INCORPORATED BY REFERENCE

                    Document                       Parts Into Which Incorporated
                    --------                       -----------------------------
Annual Report to Stockholders for the Fiscal          Parts  [I, II, and IV]
Year Ended January 31, 2006 (Annual Report)

Portions of the Registrant's Proxy Statement relating to its 2006 Annual Stockholders' Meeting to be filed subsequently - are incorporated by reference and Part III of this Form 10-K. Except with respect to the Information specifically incorporated by reference in this Form 10-K, the registrant's definitive proxy statement is not deemed to be filed as part of this Form 10-K.


LAKELAND INDUSTRIES, INC.
                                        INDEX TO ANNUAL REPORT ON FORM 10-K
PART 1:
-------

Cautionary Statement regarding Forward-Looking Information                                           Page
----------------------------------------------------------                                           ----

Item 1     Business
------     --------
           Overview                                                                                     4
           ---------
           Industry Overview and Consolidation                                                          5
           -----------------------------------
           Business Strategy                                                                            7
           -----------------
           Our Competitive Strengths                                                                    9
           -------------------------
           Products                                                                                    10
           ----------
           Quality Control                                                                             13
           ---------------
           Marketing and Sales                                                                         13
           -------------------
           Research and Development                                                                    14
           ------------------------
           Suppliers and Materials                                                                     14
           -----------------------
           Competition                                                                                 14
           -----------
           Seasonality                                                                                 14
           -----------
           Patents and Trademarks                                                                      15
           ----------------------
           Employees                                                                                   15
           ---------
           Environmental Matters                                                                       15
           ---------------------
           Available Information                                                                       15
           ---------------------
Item 1A    Risk Factors                                                                                15
-------    ------------
Item 1B    Unresolved Staff Comments                                                                   22
-------    -------------------------

Item 2     Properties                                                                                  25
------     ----------
Item 3     Legal Proceedings                                                                           25
------     -----------------
Item 4     Submission of Matters to a Vote of Security Holders                                         25
------     ---------------------------------------------------

PART II:
--------

Item 5     Market for the Registrant's Common Stock and Related Stockholder Matters                    25
------     ------------------------------------------------------------------------
Item 6     Selected Financial Data                                                                     26
------     -----------------------
Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations       28
------     -------------------------------------------------------------------------------------
Item 7A    Quantitative and Qualitative Disclosure about Market Risk                                   36
-------    ---------------------------------------------------------
Item 8     Financial Statements and Supplementary Data                                                 36
------     -------------------------------------------
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        64
------     ------------------------------------------------------------------------------------
Item 9A    Controls and Procedures                                                                     64
-------    -----------------------
Item 9B    Other Information                                                                           65
-------    -----------------

PART III:
---------

Item 10    Directors and Executive Officers of the Registrant                                          65
-------    --------------------------------------------------
Item 11    Executive Compensation                                                                      68
-------    ----------------------
Item 12    Security Ownership of Certain Beneficial Owners and Management                              68
-------    --------------------------------------------------------------
Item 13    Certain Relationships and Related Transactions                                              68
-------    ----------------------------------------------
Item 14    Principal Accounting Fees and Services                                                      69
-------    --------------------------------------

PART IV:
--------

Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K                             70
-------    ---------------------------------------------------------------

Signatures
----------

Certification under Exchange Act Rules 13a - 14(b) and 15d- 14(b)                                      73


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

                                     PART I

Lakeland Industries, Inc. (the "Company" or "Lakeland," "we," "our," or "us") was incorporated in the State of Delaware in 1986. Our executive offices are located at 701 Koehler Avenue, Suite 7, Ronkonkoma, New York 11779, and our telephone number is (631) 981-9700. Our web site is located at www.lakeland.com. Information contained on our web site is not part of this report.


ITEM 1.  BUSINESS
-----------------

                                    Overview

      We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing market. Our products are sold by our in-house customer service group our regional sales managers and independent sales representatives to a network of over 800 safety and mill supply distributors. These distributors in turn supply end user industrial customers such as chemical/petrochemical, automobile, steel, glass, construction, smelting, munition plants, janitorial, pharmaceutical and high technology electronics manufacturers, as well as hospitals and laboratories. In addition, we supply federal, state and local governmental agencies and departments such as fire and police departments, airport crash rescue units, the Department of Defense, Central Intelligence Agency, Federal Bureau of Investigation, and the Centers for Disease Control. In fiscal 2006, we had net sales of $98.7 million and earnings per share of $1.26, which represent a growth rate of 3.6% and 11.6%, respectively, over our previous fiscal year. Our net sales attributable to customers outside the United States were $8.0 million, $9.0 million and $10.5 million, in fiscal 2004, fiscal 2005 and fiscal 2006, respectively.

      Our major product categories and their applications are described below:

      Limited Use/Disposable Protective Clothing. We manufacture a complete line of limited use/disposable protective garments offered in coveralls, lab coats, shirts, pants, hoods, aprons, sleeves and smocks. These garments are made from several non-woven fabrics, primarily Tyvek(R) and Tychem (both DuPont manufactured fabrics) and also our proprietary fabrics Micromax and Micromax NS manufactured pursuant to customer order. These garments provide protection from low-risk contaminants or irritants, such as chemicals, pesticides, fertilizers, paint, grease and dust, and from limited exposure to hazardous waste and toxic chemicals, including acids, asbestos, lead and hydro-carbons (or PCBs) that pose health risks after exposure for long periods of time. Additional applications include protection from viruses and bacteria, such as AIDS, streptococcus, SARS and hepatitis, at hospitals, clinics and emergency rescue sites and use in clean room environments to prevent human contamination in the manufacturing processes. This is our largest product line.

      High-End Chemical Protective Suits. We manufacture heavy duty chemical suits made from TyChem(R) SL, TK and BR, and F, which are DuPont manufactured fabrics and Pyrolon CRFR. These suits are worn by individuals on hazardous material teams to provide protection from powerful, highly concentrated and hazardous or potentially lethal chemical and biological toxins, such as toxic wastes at Super Fund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as saran gas, anthrax or ricin), and chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities. These suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. Homeland Security measures and government funding of personal protective equipment for first responders to terrorist threats or attack have recently resulted in increased demand for our high-end chemical suits and we believe demand for these suits will continue to increase in the future as state and local Bioterrorism grants begin to be spent.

      Fire Fighting and Heat Protective Apparel. We manufacture an extensive line of fire fighting and heat protective apparel for use by fire fighters and other individuals that work in extreme heat environments. Our branded fire fighting apparel Fyrepel(TM) is sold to local municipalities and industrial fire fighting teams. Our heat protective aluminized fire suits are manufactured from Nomex(R), a fire and heat resistant material, and Kevlar(R), a cut and heat resistant, high-strength, lightweight, flexible and durable material both produced by DuPont. This apparel is also used for maintenance of extreme high temperature equipment, such as coke ovens, kilns, glass furnaces, refinery installations and smelting plants, as well as for military and airport crash and rescue teams.

      Gloves and Arm Guards. We manufacture gloves and arm guards from Kevlar(R) and Spectra(R), cut resistant fibers made by DuPont and Honeywell respectively as well as engineered composite yarns with Microgard antimicrobial for food service markets. Our gloves are used primarily in the automotive, glass, metal fabrication and food service industries to protect the wearer's hand and arms from lacerations and heat without sacrificing manual dexterity or comfort.

      Reusable Woven Garments. We manufacture a line of reusable and washable woven garments that complement our fire fighting and heat protective apparel offerings and provide alternatives to our limited use/disposable protective clothing lines. Product lines include electrostatic dissipative apparel used in the automotive industry for control of static electricity in the manufacturing process, clean room apparel to prevent human contamination in the manufacturing processes, and flame resistant Nomex(R) coveralls and FR cotton coveralls used in chemical and petroleum plants and for wildland fire fighting and extrication suits.

      We believe we are one of the largest independent customers of DuPont's Tyvek(R) and TyChem(R) apparel grade material. We purchase Tyvek(R) and TyChem(R) under North American licensing agreements and other DuPont materials, such as Kevlar(R), under international licensing agreements. While we have operated under these trademark agreements since 1995, we have been a significant customer of these DuPont materials since 1982. The trademark agreements require certain quality standards and the identification of the DuPont trademark on the finished product manufactured by us. We believe this brand identification with DuPont and Tyvek(R) significantly benefits the marketing of our largest product line, as over the past 30 years Tyvek(R) has become known as the standard for limited use/disposable protective clothing. We believe our relationship with DuPont to be excellent.

      We maintain manufacturing facilities in Decatur, Alabama; Celaya, Mexico; AnQui City, China; Jiaozhou, China; New Delhi, India, Shillington, PA, and St. Joseph, Missouri, where our products are designed, manufactured and sold. We also have a relationship with a sewing subcontractor in Mexico, which we can utilize for unexpected production surges. Our China, Mexico, and India facilities allow us to take advantage of favorable labor and component costs, thereby increasing our profit margins on products manufactured in these facilities. Our China and Mexico facilities are designed for the manufacture of limited use/disposable protective clothing as well as our high-end chemical protective suits. We have significantly improved our profit margins in these product lines by shifting production to our international facilities and we are currently expanding our international manufacturing capabilities to include our gloves and reusable woven protective apparel product lines.

                                Industry Overview

      According to Global Industry Analysts, Inc., the global market for industrial work clothing was projected to be approximately $6.3 billion in 2005, and is projected to grow at a compound annual growth rate of approximately 6.5%. Our primary market, North America, is the largest market, expected to make up over one-third, or approximately $2.0 billion, of the global market. The industrial work clothing market includes our limited use/disposable protective or safety clothing, our high-end chemical protective suits, our fire fighting and heat protective apparel and our reusable woven garments.

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

      In response to the terrorist attacks that took place on September 11, 2001, the federal government has provided for additional protective equipment funding through programs that are part of the Homeland Security initiative. The Fire Act of 2002 created the federal Assistance to Firefighters Grant Program, or AFGP, to provide funds directly to local fire districts to help improve their readiness and capability to respond to terrorist attacks. Funds are allocated under AFGP to the following areas: fire operations/firefighter safety; fire prevention; emergency medical services; and firefighting vehicle acquisition. AFGP will provide more than $2.15 billion in funding through 2005, with approximately $750 million appropriated for 2003, $750 million in 2004, $650 million more in 2005 and $648 million in 2006. The Bio Terrorism Preparedness and Response Act of 2002, which we refer to as the Bio Terrorism Act, appropriated $3.643 billion for Bioterrorism Preparedness and $1.641 billion for Bioterrorism Hospital Preparedness between 2002 and 2005. Hospital Preparedness is where we expect to see most of our garment sales. The 2006 appropriations bill provides $550 million for Hospital Preparedness. The $514.6 million of bioterrorism hospital preparedness monies appropriated in 2005 are expected to be disbursed in 2006 and 2007, and the funding for 2006 should be disbursed in 2007 and 2008.

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

                                Business Strategy

      Key elements of our strategy include:

o Dealing with Price Increases in Raw Materials. One major supplier, DuPont, increased the price of Tyvek fabrics by 3.7% in January, 2005, by 4 to 6% in June 2005 and by 4.9% in November 2005. However, in June of 2005 DuPont also published new garment price increases of 4% to 6%, depending on style, and again increased garment prices in November 2005 by 6%. These increases were mostly predicated upon increases in oil and natural gas which are prime components in the manufacturing of Tyvek. We react to such increases by increasing our inventories of Tyvek roll goods prior to such announced increases. Additionally, we have negotiated discounts on such roll goods based upon volume purchases. Nonetheless, Tyvek garment pricing to prime volume accounts was competitive in the fourth quarter of fiscal 2006. In order to offset any negative effect of these prices increases we are continuing the operating cost reduction program already in effect and have initiated new measures.

            For example:

                  1. We continue to press our raw material and component suppliers for price reductions and better payment terms.

                  2. We are sourcing more raw materials and components from our China based operations as opposed to sourcing in Europe and North America.

                  3. We are re-engineering many products so as to reduce the amount of raw materials used and reduce the direct labor in such products.


o Increase Sales to the First Responder Market. Our high-end chemical protective suits meet all of the regulatory standards and requirements and are particularly well qualified to provide protection to first responders to chemical or biological attacks. For example, our products have been used for response to recent threats such as the 2001 anthrax letters and the 2004 ricin letters. A portion of appropriations for the Fire Act of 2002 and the

Bio Terrorism Act of 2002 are available for purchase of products for first responders that we manufacture, and we are aggressively targeting this Homeland Security market.

o Improve Marketing in Existing Markets. We believe significant growth opportunities are available to us through the better positioning, marketing and enhanced cross-selling of our reusable woven protective clothing, glove and arm guards and high-end chemical suit product lines, along with our limited use/disposable lines as a bundled offering. This allows our customers one stop shopping using combined freight shipments.

o Decrease Manufacturing Expenses by Moving Production to International Facilities. We have additional opportunities to take advantage of our low cost production capabilities in Mexico and China. Beginning in 1995, we successfully moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Beginning January 1, 2005, pursuant to the United States World Trade Organization Treaty with China, the reduction in quota requirements and tariffs imposed by the U.S. and Canada on textiles goods such as our reusable woven garments have made it more cost effective to move production for these product lines to our assembly facilities in China. We are half way through this process and expect to complete this process by the fourth quarter of fiscal 2007. As a result, we expect to see profit margin improvements for these product lines, which will allow us to compete more effectively as quota restrictions are removed and tariffs lowered. There are currently no items we produce in China subject to quotas. There are only a few minor items in our Mifflin Valley line which would presently fall into quota restraints. At this time, no such items are produced in China.

o Increase International Sales Opportunities. We also intend to increase our penetration of the International markets for our product lines. We have recently opened new sales offices in Beijing, China; Tokyo, Japan; and Santiago, Chile: Our sales in our existing Canadian and United Kingdom operations grew by 21.5% and 35.9% respectively in fiscal 2006.

o Emphasize Customer Service. We continue to offer a high level of customer service to distinguish our products and to create customer loyalty. We offer well-trained and experienced sales and support personnel, on-time delivery and accommodation of custom and rush orders. We also seek to advertise our brand names.

o Acquisitions. We believe that the protective clothing market is fragmented and presents the opportunity to acquire businesses that offer comparable products or specialty products that we do not offer. We intend to consider acquisitions that afford us economies of scale, enhanced opportunity for cross-selling, expanded product offerings and an increased market presence. We currently have an option to purchase for $2.75 million the plant and machinery of the Indian glove operation, that we are presently leasing and at which we are producing gloves. We also acquired Mifflin Valley, Inc., a manufacturer of high visibility protective clothing in August 2005.

o Introduction of New Products. We continue our history of product development and innovation by introducing new proprietary products across all our product lines. Our innovations have included Micromax(R) disposable protective clothing line, our Despro(TM) patented glove design, Microgard antimicrobial products for food service and our engineered composite glove products for high cut and abrasion, our Thermbar glove and sleeve products for heat protection, Grapolator(TM) sleeve lines for hand and arm cut protection and our Thermbar(TM) Mock Twist glove for hand and arm heat protection. We own 14 patents on fabrics and production machinery and have 9 additional patents in application. We will continue to dedicate resources to research and development.

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

o International Manufacturing Capabilities. We have operated our own manufacturing facilities in Mexico since 1995 and in China since 1996. Our three facilities in China total over 160,000 sq. ft. of manufacturing, warehousing and administrative space while our facility in Mexico totals over 25,000 sq. ft. of manufacturing, warehousing and administrative space. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permits us to purchase certain raw materials at a lower cost than they are available domestically.

o India. We are currently leasing a 30,155 square foot facility in New Delhi, India where we are producing nitrile, latex and neoprene gloves which are being sold in Europe and South America presently. We intend to enter the North American market in autumn 2006 with a newly designed line of gloves. We have an option to purchase this facility after November 2006, if we are satisfied with its production and quality.

o Sales Offices. We have sales offices around the world to service various major markets, Toronto, Canada for Canada, Newport, United Kingdom for the European Common Market, Beijing, China for China and Southeast Asia, Tokyo, Japan for Japan and Santiago, Chile for the South American market.

o Comprehensive Inventory. We have a large product offering with numerous specifications, such as size, styles and pockets, and maintain a large inventory of each in order to satisfy customer orders in a timely manner. Many of our customers traditionally make purchases of industrial protective gear with expectations of immediate delivery. We believe our ability to provide timely service for these customers enhances our reputation in the industry and positions us strongly for repeat business, particularly in our limited use/disposable protective clothing lines.

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

o Experienced Management Team. We have an experienced management team. Our executive officers other than the CFO average greater than 21 years of experience in the industrial protective clothing market. The knowledge, relationships and reputation of our management team helps us maintain and build our customer base.

                                    Products

      The following table summarizes our principal product lines, the raw materials used to manufacture them, their applications and end markets:

----------------------------------------------------------------------------------------------------------------------------------
          Product Line                       Raw Material                 Protection Against                  End Market
----------------------------------------------------------------------------------------------------------------------------------
Limited use/disposable            o    Tyvek(R) and laminates    o    Contaminants,               o    Chemical/petrochemic
protective clothing                    of Polyethylene,               irritants, metals,               al industries
                                       Spunlaced Polyester,           chemicals, fertilizers,     o    Automotive and
                                       SMS, Polypropylene,            pesticides, acids,               pharmaceutical
                                       and Company                    asbestos, PCBs, lead,            industries
                                       Micromax, Micromax             dioxin and many other       o    Public utilities
                                       NS, Pyrolon(R), and            hazardous chemicals         o    Government (terrorist
                                       other non-woven           o    Viruses and bacteria             response)
                                       fabrics                        (AIDS,                      o    Janitorial
                                                                      streptococcus,SARS          o    Medical Facilities
                                                                      and hepatitis)
----------------------------------------------------------------------------------------------------------------------------------
High-end chemical protective      o    TyChem(R)QC               o    Chemical spills             o    Hazardous material
suits                             o    TyChem(R) SL              o    Toxic chemicals used             teams
                                  o    TyChem(R) TK                   in manufacturing            o    Chemical and nuclear
                                  o    TyChem(R) F                    processes                        industries
                                  o    TyChem(R) BR              o    Terrorist attacks,          o    Fire departments
                                  o    Pyrolon CRFR                   biological warfare          o    Government (first
                                  o    Other Lakeland                 (anthrax and ricin)              responders)
                                       patented co-polymer
                                       laminates
----------------------------------------------------------------------------------------------------------------------------------
Fire fighting and heat            o    PBI                       o    Fire, burns and             o    Municipal, corporate
protective apparel                o    Nomex(R)                       excessive heat                   and volunteer fire
                                  o    Millenia(R)                                                     departments
                                  o    Basofil(R)                                                 o    Wildland fire fighting
                                  o    Advance                                                    o    Hot equipment
                                  o     Indura(R) Ultrasoft                                            maintenance personnel
                                  o    Aluminized Nomex(R)                                             and industrial fire
                                  o    Aluminized Kevlar(R)                                            departments
                                                                                                  o    Oil well fires
                                                                                                  o    Airport crash rescue
----------------------------------------------------------------------------------------------------------------------------------
Gloves and arm guards ((1))       o    Kevlar(R) yarns           o    Cuts, lacerations, heat     o    Automotive, glass and
                                  o    Spectra(R) yarns               and chemical irritants           metal fabrication
                                  o    Kevlar(R) wrapped                                               industries
                                       steel core yarns                                           o    Chemical plants
----------------------------------------------------------------------------------------------------------------------------------
Reusable woven garments           o    Staticsorb carbon         o    Protects manufactured       o    Hospital and industrial
                                       thread with polyester          products from human              facilities
                                  o    Cotton polyester               contamination or static     o    Clean room environments
                                       blends                         electrical charge           o    Emergency medical
                                  o    Cotton                    o    Bacteria, viruses and            ambulance services
                                  o    Polyester                      blood borne pathogens       o    Chemical and refining
                                  o    Nomex(R)/FR Cottons       o    Protection from flash
                                                                      fires
----------------------------------------------------------------------------------------------------------------------------------

                                    --------

(1) Industrial grade Nitrile, Latex, Neoprene, Buytl and other combinations thereof will be added to our product line if we exercise our option to acquire the Indian glove facility we are working with now. These industrial gloves are used to protect workers from hazardous chemicals and will complement our line of cut resistant Kevlar and Spectra string knit gloves.

      Limited Use/Disposable Protective Clothing

      We manufacture a complete line of limited use/disposable protective garments, including coveralls, laboratory coats, shirts, pants, hoods, aprons, sleeves, arm guards, caps, and smocks. Limited use garments can also be coated or laminated to increase splash protection against many inorganic acids, bases and other liquid chemicals. Limited use garments are made from several non-woven fabrics, including Tyvek(R) and TyChem QC (both DuPont fabrics) and our own trademarked fabrics such as Pyrolon(R) Plus 2, XT, CRFR, Micromax(R), Micromax NS, Safegard "76" (R), Zonegard(R), Body Gard(R), RyTex(R) and TomTex(R), which are made of spunlaced polyester, polypropylene and polyethylene materials, laminates, films and derivatives. We incorporate many seaming and taping techniques depending on the level of protection needed in the end use application.

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

      Our limited use/disposable protective clothing products range in unit price from $.04 for shoe covers to approximately $14.00 for a TyChem(R) QC laminated hood and booted coverall. Our largest selling item, a standard white Tyvek(R) coverall, sells for approximately $2.50 to $3.75 per garment. By comparison, similar reusable cloth coveralls range in price from $30.00 to $60.00, exclusive of laundering, maintenance and shrinkage expenses.

      We cut, warehouse and sell our limited use/disposable garments primarily at our Decatur, Alabama and China facilities and warehouse in Las Vegas, NV and Shillington, PA. The fabric is cut into required patterns at our Decatur plant and shipped to our Mexico facility for assembly. Our assembly facilities in China or Mexico and independent contractors sew and package the finished garments and return them primarily to our Decatur, Alabama plant, normally within one to eight weeks, for immediate shipment to the customer.

      We presently utilize one independent domestic sewing contractor and one international contractor under agreements that are terminable at will by either party. In fiscal 2006, no independent sewing contractor accounted for more than 5% of our production of limited use/disposable garments. We believe that we can obtain adequate alternative production capacity should any of our independent contractors become unavailable.

      The capacity of our facilities, complemented by the availability of existing and other available independent sewing contractors, allow us to reduce by 5%, or alternately increase by 10%, our production capacity without incurring large on going costs typical of many manufacturing operations. This allows us to react quickly to changing unit demand for our products.

      High-End Chemical Protective Suits

      We manufacture heavy-duty chemical suits made from DuPont TyChem(R) QC, SL, TK, TyChem F and TyChem(R) BR fabrics. These suits are worn by individuals on hazardous material teams to provide protection from powerful, highly concentrated and hazardous or potentially lethal chemical and biological toxins, such as toxic wastes at Super Fund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as anthrax, ricin, or saran gas), and chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities. Our line of chemical suits range in cost from $24 per coverall to $1192. The chemical suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. We have also introduced two garments approved by the National Fire Protection Agency (NFPA) for varying levels of protection that are manufactured from DuPont materials:

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

      We manufacture chemical protective clothing at our facilities in Decatur, Alabama, Mexico and China. Using fabrics such as TyChem(R) SL, TyChem(R) TK, TyChem F, and TyChem(R) BR, we design, cut, glue and/or sew the materials to meet customer purchase orders.

      The federal government, through the Fire Act of 2002, appropriated approximately $750 million in 2003 to fire departments in the United States and its territories to fund the purchase of, among other things, personal protective equipment, including our fire fighting and heat protective apparel and high-end chemical protective suits. An additional $750 million was appropriated for 2004, $650 million for 2005 and $648 million for 2006. The Bio Terrorism Preparedness and Response Act of 2002 included appropriations of $3.643 billion for Bioterrorism Preparedness and $1.641 billion for Bioterrorism Hospital Preparedness between 2002 and 2005. Hospital Preparedness is where we expect to see most of our garment sales. The 2006 appropriations bill provides $550 million for Hospital Preparedness.

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

      Our fire suits range in price from $480 for standard fire department turn out gear to $2,000 for a fire entry suit. Approximately 70% of our heat protective clothing is currently manufactured at our facility in St. Joseph, Missouri with the remainder being made in our China facilities. Our Fyrepel(TM) brand of fire fighting apparel continues to benefit from ongoing research and development investment, as we seek to address the ergonomic needs of stressful occupations. Additionally, we have introduced a new line of turnout gear manufactured in China in order to compliment our US line.

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

      We manufacture gloves primarily at our Alabama and Mexican facilities, and we are shifting lower cost yarn production to our China facilities. We completed our shift of glove production to Mexico this year and will continue shifting more to our Chinese facilities and our Indian glove facility (if we exercise our option to acquire) in this fiscal year and next fiscal year. Foreign production will allow lower fabric and labor costs.

      We have received patents on manufacturing processes that provide hand protection to the areas of a glove where it wears out prematurely in various applications. For example, the areas of the thumb crotch, and index fingers are made heavier than the balance of the glove providing increased wear protection and longer glove life reducing overall glove costs. This proprietary manufacturing process allows us to produce our gloves more economically and provide a greater value to our end user.

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

o     Cotton and Polycotton coveralls, lab coats, pants, and shirts.

      Our reusable woven garments range in price from $10 to $100 per garment. We manufacture and sell woven cloth garments at our facilities in China and St. Joseph, Missouri. We are continuing to relocate highly repetitive sewing processes for our high volume, standard product lines such as woven protective coveralls and high visibility vests and shirts to our facilities in China where lower fabric and labor costs allow increased profit margins. We expect the relocation process to be substantially complete by the fourth quarter of fiscal 2007.

      High Visibility Clothing

      In August 2005, we acquired the assets of Mifflin Valley, Inc. of Shillington, PA. Mifflin is a manufacturer of protective clothing specializing in safety and visibility, largely for the Emergency Services market, but also for the entire public safety and traffic control market. Mifflin's high visibility products include Flame Retardant garments for the Fire Industry, Nomex clothing for utilities, and high visibility Reflective Outerwear for Departments of Transportation. Mifflin products are our strategic fit for our Woven and Fire Line of garments and we expect higher than normal sales growth out of this subsidiary as our existing sales force starts promoting this new line.

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

                               Marketing and Sales

      We employ an in-house sales force of 17 people, 3 regional sales managers and utilize 42 independent sales representatives. These employees and representatives call on over 800 safety and mill supply distributors nationwide in order to promote and provide product information for and sell our products. Distributors buy our products for resale and typically maintain inventory at the local level in order to assure quick response times and the ability to service their customers properly. Our sales employees and independent representatives have consistent communication with end users and decision makers at the distribution level, thereby allowing us valuable feedback on market perception of our products, as well as information about new developments in our industry. During fiscal 2006, one single distributor accounted for 5% of our net sales. No other single distributor accounted for more than 5% of our net sales.

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

                            Research and Development

      We continue to evaluate and engineer new or innovative products. In the past three years we have introduced the Micromax(R) line of disposable protective clothing; a newly configured line of fire retardant work coveralls and fire turn-out gear; a SARS protective medical gown for Chinese hospital personnel; the Despro(TM), Grapolator(TM) and Microgard-anti microbial cut protective glove and sleeve lines for food service; and our patented Thermbar(TM) Mock Twist that provides heat protection for temperatures up to 600(degree)F. We own 14 patents on various fabrics, patterns and production machinery. We plan to continue investing in research and development to improve protective apparel fabrics and the manufacturing equipment used to make apparel. Specifically, we plan to continue to develop new specially knit and coated gloves, woven gowns for industrial and medical uses, fire retardant cotton fabrics and protective non-woven fabrics. During fiscal 2004, 2005 and 2006, we spent approximately $82,000, $89,000, and $90,000 respectively, on research and development.

                             Suppliers and Materials

      Our largest supplier is DuPont, from whom we purchase Tyvek(R) under North American trademark licensing agreements and Kevlar(R) under international trademark licensing agreements. Commencing in 1995, anticipating the expiration of certain patents on its proprietary materials, DuPont offered certain customers of these materials the opportunity to enter into two year trademark licensing agreements. We entered into such agreements and have renewed them continually since. In fiscal 2006, we purchased approximately 74.1% of the dollar value of our materials from DuPont, and Tyvek(R) constituted approximately 64.4% of our cost of goods sold and 69.1% of the dollar value of our raw material purchases. We believe our relationship with DuPont to be excellent and our Tyvek/Tychem trade mark licenses with DuPont have been extended until January 31, 2008.

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

      We have not experienced difficulty in obtaining materials, including cotton, polyester and nylon, used in the production of reusable non-wovens and commodity gloves. We obtain Spectra(R) yarn used in our super cut-resistant Dextra Guard gloves from Honeywell, and we believe Honeywell will be able to meet our needs for this material in the future. We obtain Kevlar(R), used in the production of our specialty safety gloves, from independent mills that purchase the fiber from DuPont. Our use of Kevlar(R) is subject to an international trademark licensing agreement with DuPont.

      Materials used in our fire and heat protective suits include glass fabric, aluminized glass, Nomex(R), aluminized Nomex(R), Kevlar(R), aluminized Kevlar(R), polybenzimidazole and Gortex, as well as combinations utilizing neoprene coatings. Traditional chemical protective suits are made of Viton, butyl rubber and polyvinyl chloride, all of which are available from multiple sources. Advanced chemical protective suits are made from TyChem(R) SL, TK and BR fabrics, which we obtain from DuPont, and our patented fabrics. We have not experienced difficulty obtaining any of these materials.

                                   Competition

      Our business is highly competitive due to large competitors who have monopolistic positions in the fabrics that are standards in the industry. We believe that the barriers to entry in the reusable garments and glove markets are relatively low. We face competition in some of our other product markets from large established companies that have greater financial, research and development, sales and technical resources. Where larger competitors, such as DuPont and Kimberly Clark, offer products that are directly competitive with our products, particularly as part of an established line of products, there can be no assurance that we can successfully compete for sales and customers. Larger competitors also may be able to benefit from economies of scale and technological innovation and may introduce new products that compete with our products.

                                   Seasonality

      Our operations have historically been seasonal, with higher sales generally occurring in February, March, April and May when scheduled maintenance on nuclear, coal, oil and gas fired utilities, chemical, petrochemical and smelting facilities, and other heavy industrial manufacturing plants occurs, primarily due to moderate spring temperatures. Sales decline during the warmer summer and vacation months and generally increase from Labor Day through February with slight declines during holidays. As a result of this seasonality in our sales, we have historically experienced a corresponding seasonality in our working capital, specifically inventories, with peak inventories occurring between September and March coinciding with lead times required to accommodate the spring maintenance schedules. We believe that by sustaining higher levels of inventory, we gain a competitive advantage in the marketplace. Certain of our large customers seek sole sourcing to avoid sourcing their requirements from multiple vendors whose prices, delivery times and quality standards differ.

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

                             Patents and Trademarks

      We own 14 patents and have 9 patents in the application and approval process with the U.S. Patent and Trademark Office. We own 11 Trademarks and have 9 Trademarks in the application and approval process. Additionally, a Patent Corporation Treaty application was filed for our Unilayer Glove Fabrics which involves technology using a robotic knitter that allows us to knit a glove using stronger or weaker yarns in different parts of the glove, as necessary, depending on the expected wear. Intellectual property rights that apply to our various products include patents, trade secrets, trademarks and to a lesser extent copyrights. We maintain an active program to protect our technology by ensuring respect for our intellectual property rights. We presently have no contracts with these unions

                                    Employees

      As of March 31, 2006, we had approximately 1,634 full time employees, 1,348, or 82.50%, of whom were employed in our international facilities and 286, or 17.50%, of whom were employed in our domestic facilities. An aggregate of 582 of our employees, representing a majority of our employees in our Mexico facility and in each of our China facilities, are members of unions. We are not currently a party to any collective bargaining agreements. We believe our employee relations to be excellent. We presently have no contracts with these unions.

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

                              Available Information

     We make available free of charge through our Internet website, www.lakeland.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 1A.  RISK FACTORS
----------------------
                                  RISK FACTORS

      You should carefully consider the following risks before investing in our common stock. These are not the only risks that we may face. If any of the events referred to below actually occurs, our business, financial condition, liquidity and results of operations could suffer. In that case, the trading price of our common stock could decline and you may lose all or part of your investment. You should also refer to the other information in this Form 10-K and Annual Report and in the documents we incorporate by reference into this Form 10-K and Annual Report, including our consolidated financial statements and the related notes.


                          Risk Related to Our Business

We rely on a limited number of suppliers and manufacturers for specific fabrics, including Tyvek(R) and Tychem(R), and we may not be able to obtain substitute suppliers and manufacturers on terms that are as favorable, or at all, if our supplies are interrupted.

      Our business is dependent to a significant degree upon close relationships with vendors and our ability to purchase raw materials at competitive prices. The loss of key vendor support, particularly support by DuPont for its Tyvek(R) products, could have a material adverse effect on our business, financial condition, results of operations and cash flows. We do not have long-term supply contracts with DuPont or our other fabric suppliers. In addition, DuPont also uses Tyvek(R) and Tychem (R) in some of its own products which compete directly with our products. As a result, there can be no assurance that we will be able to acquire Tyvek(R), Tychem(R) and other raw materials and components at competitive prices or on competitive terms in the future. For example, certain materials that are high profile and in high demand may be allocated by vendors to their customers based upon the vendors' internal criteria, which are beyond our control.

      In fiscal 2006, we purchased approximately 74.01% of the dollar value of our raw materials from DuPont, and Tyvek(R) constituted approximately 69.1% of our cost of goods sold. For periods in 1985 and 1989, DuPont placed all purchasers of Tyvek(R) on "allocation." "Allocation" is a circumstance in which demand outstrips supply and fabrics are sold based upon the amount a buyer purchased the prior year. This allocation limited our ability to meet demand for our products. There can be no assurance that an adequate supply of Tyvek(R) or Tychem(R) will be available in the future. Any shortage could adversely affect our ability to manufacture our products, and thus reduce our net sales.

      Other than DuPont's Tyvek(R) and TyChem(R) fabrics, we generally use standard fabrics and components in our products. We rely on non-affiliated suppliers and manufacturers for the supply of these fabrics and components that are incorporated in our products. If such suppliers or manufacturers experience financial, operational, manufacturing capacity or quality assurance difficulties, or if there is a disruption in our relationships, we will be required to locate alternative sources of supply. We cannot assure you that we will be able to locate such alternative sources. In addition, we do not have any long-term contracts with any of our suppliers for any of these components. Our inability to obtain sufficient quantities of these components, if and as required in the future, may result in:

      o Interruptions and delays in manufacturing and resulting cancellations of orders for our products;
      o Increases in fabrics or component prices that we may not be able to pass on to our customers; and
      o Our holding more inventory that normal because we cannot finish assembling our products until we have all of the components

We are subject to risk as a result of our international manufacturing operations.

      Because most of our products are manufactured at our facilities located in China and Mexico, our operations are subject to risk inherent in doing business internationally. Such risks include the adverse effects on operations from war, international terrorism, civil disturbances, political instability, governmental activities and deprivation of contract and property rights. In particular, since 1978, the Chinese government has been reforming its economic and political systems, and we expect this to continue. Although we believe that these reforms have had a positive effect on the economic development of China and have improved our ability to successfully operate our facilities in China, we cannot assure you that these reforms will continue or that the Chinese government will not take actions that impair our operations or assets in China. In addition, periods of international unrest may impede our ability to manufacture goods in other countries and could have a material adverse effect on our business and results of operations.

Our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates.

      Most of our assembly arrangements with our foreign-based subsidiaries or third party suppliers require payment to be made in U.S. dollars. These payments aggregated $9.9 million in fiscal 2006. Any decrease in the value of the U.S. dollar in relation to foreign currencies could increase the cost of the services provided to us upon contract expirations or supply renegotiations. There can be no assurance that we will be able to increase product prices to offset any such cost increases and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

      We are also exposed to foreign currency exchange rate risks as a result of our sales in foreign countries. Our net sales to customers in Canada and China were $8.1 million, in fiscal 2006. Our sales in Canada are denominated in Canadian dollars. If the value of the U.S. dollar increases relative to the Canadian dollar and we are unable to raise our prices proportionally, then our profit margins could decrease because of the exchange rate change. Although our fabric and compenent costs in China are denominated in the Chinese Yuan, this currency has historically been largely pegged to the U.S. dollar, which has minimized our foreign currency exchange rate risk in China. Recently, however the Chinese Yuan has been allowed to float against to the U.S. dollar, and therefore, we will be exposed to additional foreign currency exchange rate risk. This risk will also increase as we continue to increase our sales in other foreign countries. See "Management's Discussion and Analysis of Financial condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Risk."

Rapid technological change could negatively affect sales of our products and our performance.

      The rapid development of fabric technology continually affects our apparel applications and may directly impact the performance of our products. For example, microporous film-based products have eroded the market share of Tyvek(R) in certain applications. We cannot assure you that we will successfully maintain or improve the effectiveness of our existing products, nor can we assure you that we will successfully identify new opportunities or continue to have the needed financial resources to develop new fabric or apparel manufacturing techniques in a timely or cost-effective manner. In addition, products manufactured by others may render our products obsolete or non-competitive. If any of these events occur, our business, prospects, financial condition and operating results will be materially and adversely affected.

Acquisitions or future expansion could be unsuccessful.

      Mifflin Valley, Inc., a Pennsylvania company, acquired on August 1, 2005, and a portion of the assets of RFB Latex, an Indian company, which we have the option to acquire in autumn 2006 currently market high visibility clothing and chemically resistant gloves. These two new lines may accelerate our growth in the personal protective equipment market. This past and potential upcoming acquisition involve various risks, including: difficulties in integrating these companies' operations, technologies, and products, the risk of diverting management's attention from normal daily operations of the business; potential difficulties in completing projects associated with in-process research and development; risks of entering markets in which we have limited experience and where competitors in such markets have stronger market positions; initial dependence on unfamiliar supply chains; and insufficient revenues to offset increased expenses associated with these acquisitions.

      In the future, we may seek to acquire additional selected safety products lines or safety-related businesses which will complement our existing products. Our ability to acquire these businesses is dependent upon many factors, including our management's relationship with the owners of these businesses, many of which are small and closely held by individual stockholders. In addition, we will be competing for acquisition and expansion opportunities with other companies, many of which have greater name recognition, marketing support and financial resources than us, which may result in fewer acquisition opportunities for us as well as higher acquisition prices. There can be no assurance that we will be able to identify, pursue or acquire any targeted business and, if acquired, there can be no assurance that we will be able to profitably manage additional businesses or successfully integrate acquired business into our company without substantial costs, delays and other operational or financial problems.

      If we proceed with any significant acquisition for cash, we may use a substantial portion of our available cash in order to consummate any such acquisition. We may also seek to finance any such acquisition through debt or equity financings, and there can be no assurance that such financings will be available on acceptable terms or at all. If consideration for an acquisition consists of equity securities, our stockholders could be diluted. If we borrow funds in order to finance an acquisition, we may not be able to obtain such funds on terms that are favorable to us. In addition, such indebtedness may limit our ability to operate our business as we currently intend because of restrictions placed on us under the terms of the indebtedness and because we may be required to dedicate a substantial portion of our cash flow to payments on the debt instead of to our operations, which may place us at a competitive disadvantage.

      Acquisitions involve a number of special risks in addition to those mentioned above, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired companies, the potential loss of key employees of acquired companies, potential exposure to unknown liabilities, adverse effects on our reported operating results, and the amortization or write down of acquired intangible assets. We cannot assure you that any acquisition by us will or will not occur, that if an acquisition does occur that it will not materially and adversely affect our results of operations or that any such acquisition will be successful in enhancing our business.

If we are unable to manage our growth, our business could be adversely affected.

      Our operations and business have expanded substantially in recent years, with a large increase in employees and business areas in a short period of time. To manage our rapid growth properly, we have been and will be required to expend significant management and financial resources. There can be no assurance that our systems, procedures and controls will be adequate to support our operations as they expand. There can also be no assurance that our management will be able to manage our growth and operate a larger organization efficiently or profitably. To the extent that we are unable to mange growth efficiently and effectively or are unable to attract and retain additional qualified management personnel, our business, financial condition and results of operations could be materially and adversely affected.

We must recruit and retain skilled employees, including our senior management, to succeed in our business.

      Our performance is substantially dependent on the continued services and performance of our senior management and certain other key personnel, including Christopher J. Ryan, our chief executive officer, president, general counsel and secretary, and Gary Pokrassa, our chief financial officer, who has 36 years of financial and accounting experience, and James McCormick our Controller and treasurer, Greg Willis, our Executive Vice President, and Harvey Pride, Jr., our vice president in charge of manufacturing, due to their long experience in our industry. Our executive officers, other than CFO, have an average tenure with us of 18 years and an average of 21 years of experience in our industry. The loss of services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations. In addition, any future expansion of our business will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing, customer service and manufacturing personnel and our inability to do so could have a material adverse effect on our business, financial condition and results of operations.

Because we do not have long-term commitments from many of our customers, we must estimate customer demand and errors in our estimates could negatively impact our inventory levels and net sales.

      Our sales are generally made on the basis of individual purchase orders, which may later be modified or canceled by the customer, rather than long-term commitments. We have historically been required to place firm orders for fabrics and components with our suppliers, prior to receiving an order for our products, based on our forecasts of customer demands. Our sales process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates, causing excess inventory to accrue or a lack of manufacturing capacity when needed. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect or at all. As a result, we would have excess inventory, which would negatively impact our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would lose sales opportunities, lose market share and damage our customer relationships. On occasion, we have been unable to adequately respond to delivery dates required by our customers because of the lead time needed for us to obtain required materials or to send fabrics to our assembly facilities in China and Mexico.

We face competition from other companies, two of which have substantially greater resources than we do.

      Two of our competitors, DuPont and Kimberly Clark, have substantially greater financial, marketing and sales resources than we do. In addition, we believe that the barriers to entry in the reusable garments and gloves markets are relatively low. We cannot assure you that our present competitors or competitors that choose to enter the marketplace in the future will not exert significant competitive pressures. Such competition could have a material adverse effect on our net sales and results of operations. For further discussion of the competition we face in our business, see "Business - Competition."

Some of our sales are to foreign buyers, which exposes us to additional risks.

      We derived approximately 9.8% of our net sales from customers located in foreign countries in fiscal 2006. We intend to increase the amount of foreign sales we make in the future. The additional risks of foreign sales include: o Potential adverse fluctuations in foreign currency exchange rates; o Higher credit risks; o Restrictive trade policies of foreign governments; o Currency nullification and weak banking institutions; o Changing economic conditions in local markets; o Political and economic instability in foreign markets; and o Changes in leadership of foreign governments.

Some or all of these risks may negatively impact our results of operations and financial condition.

Covenants in our credit facilities may restrict our financial and operating flexibility.

We currently have one credit facility;

      o A five year $25 million revolving credit facility, of which we had $7.3 million of borrowings outstanding as of January 31, 2006; and

      Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to interest coverage, debt coverage, minimum consolidated net worth, and earnings before interest, taxes, depreciation and amortization. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot assure you that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our current credit facilities, and it is likely that our future lenders will have security interests in our assets. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business.

We may need additional funds, and if we are unable to obtain these funds, we may not be able to expand or operate our business as planned.

      Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from sales of equity or by borrowing money, to fund acquisitions, for the future growth and development of our business or to fund our operations and inventory, particularly in the event of a market downturn. Although we have the ability until July 31, 2010 to borrow additional sums under our $25 million revolving credit facility, this facility contains a borrowing base provision and financial covenants that may limit the amount we can borrow thereunder or from other sources. We may not be able to replace or renew this credit facility upon its expiration on terms that are as favorable to us or at all. In addition, a number of factors could affect our ability to access debt or equity financing, including; o Our financial condition, strength and credit rating; o The financial markets' confidence in our management team and financial reporting; o General economic conditions and the conditions in the homeland security sector; and o Capital markets conditions.

      Even if available, additional financing could be costly or have adverse consequences. If additional funds are raised through the incurrence of debt, we will incur increased debt servicing costs and may become subject to additional restrictive financial and other covenants. We can give no assurance as to the terms or availability of additional capital. If we are not successful in obtaining sufficient capital, it could reduce our net sales and net income and adversely impact our financial position, and we may not be able to expand or operate our business as planned.

A reduction in government funding for preparations for terrorist incidents that could adversely affect our net sales.

      As a general matter, a significant portion of our sales growth to our distributors is dependent upon resale by those distributors to customers that are funded in large part by federal, state and local government funding. Specifically, approximately 60% of our high-end chemical suit sales is dependent on government funding. Congress passed the 2001 Assistance to Firefighters Grant Program and the Bioterrorism Preparedness and Response Act of 2002. Both of these Acts provide for funding to fire and police departments and medical and emergency personnel to respond to terrorist incidents. Appropriations for these Acts by the federal government could be reduced or eliminated altogether. Any such reduction or elimination of federal funding, or any reductions in state or local funding, could cause sales of our products purchased by fire and police departments and medical and emergency personnel to decline.

We may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims.

      We manufacture products used for protection from hazardous or potentially lethal substances, such as chemical and biological toxins, fire, viruses and bacteria. The products that we manufacture are typically used in applications and situations that involve high levels of risk of personal injury. Failure to use our products for their intended purposes, failure to use our products properly or the malfunction of our products could result in serious bodily injury to or death of the user. In such cases, we may be subject to product liability claims arising from the design, manufacture or sale of our products. If these claims are decided against us and we are found to be liable, we may be required to pay substantial damages and our insurance costs may increase significantly as a result. We cannot assure you that our insurance coverage would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that this or any other insurance coverage will continue to be available or, if available, that we will be able to obtain it at a reasonable cost. Any material uninsured loss could have a material adverse effect on our financial condition, results of operations and cash flows.

Environmental laws and regulations may subject us to significant liabilities.

      Our U.S. operations, including our manufacturing facilities, are subject to federal, state and local environmental laws and regulations relating to the discharge, storage, treatment, handling, disposal and remediation of certain materials, substances and wastes. Any violation of any of those laws and regulations could cause us to incur substantial liability to the Environmental Protection Agency, the state environmental agencies in any affected state or to any individuals affect by any such violation. Any such liability could have a material adverse effect on our financial condition and results of operations.

The market price of our common stock may fluctuate widely.

      The market price of our common stock could be subject to significant fluctuations in response to quarter-to-quarter variation in our operating results, announcements of new products or services by us or our competitors, and other events or factors. For example, a shortfall in net sales or net income, or an increase in losses, from levels expected by securities analysts, could have an immediate and significant adverse effect on the market price and volume fluctuations that have particularly affected the market prices of many micro and small capitalization companies and that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

Our results of operations may vary widely from quarter to quarter.

     Our quarterly results of operations have varied and are expected to continue to vary in the future. These fluctuations may be caused by many factors, including:

      o     Competitive pricing pressures;
      o Seasonal buying patterns resulting from the cyclical nature of the business of some of our customers;
      o     The size and timing of individual sales;
      o     Changes in the mix of products and services sold;
      o The timing of introductions and enhancements of products by us or our competitors;
      o     Market acceptance of new products;
      o Technological changes in fabrics or production equipment used to make our products;
      o     Changes in the mix of domestic and international sales;

      o     Personnel changes;
      o     Our expansion of international operations; and
      o     General industry and economic conditions.

These variations could negatively impact our stock price.

Compliance with the Sarbanes-Oxley Act of 2002 and rules and regulations relating to corporate governance and public disclosure may result in additional expenses and negatively impact our results of operations.

      The Sarbanes-Oxley Act of 2002 and rules and regulations promulgated by the Securities and Exchange Commission and the Nasdaq Stock Market have greatly increased the scope, complexity and cost of corporate governance, reporting and disclosure practices for public companies, including our company. Keeping abreast of, and in compliance with, these laws, rules and regulations have required an increased amount of resources and management attention. In the future, this may result in increased general and administrative expenses and a diversion of management time and attention from sales-generating and other operating activities to compliance activities, which would negatively impact our results of operations.

      In addition, the corporate governance, reporting and disclosure laws, rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors. In particular, the Nasdaq Stock Market rules require a majority of our directors to be "independent" as determined by our board of directors in compliance with the Nasdaq rules. It therefore has become more difficult and significantly more expensive to attract such independent directors to our Board.

Our directors and executive officers have the ability to exert significant influence on our company and on matters subject to a vote of our stockholders.

      As of April 12, 2006, our directors and executive officers beneficially owned approximately 19.2% of the outstanding shares of our common stock. As a result of their ownership of common stock and their positions in our company, our directors and executive officers are able to exert significant influence on our company and on matters submitted to a vote by our stockholders. In particular, as of April 12, 2006, Raymond J. Smith, our chairman of the board, and Christopher J. Ryan, our chief executive officer, president, general counsel and secretary and a director, beneficially owned approximately 9.56% and 6.52% of our common stock, respectively. The ownership interests of our directors and executive officers, including Messrs. Smith and Ryan, could have the effect of delaying or preventing a change of control of our company that may be favored by our stockholders generally.

Provisions in our restated certificate of incorporation and by-laws and Delaware law could make a merger, tender offer or proxy contest difficult.

      Our restated certificate of incorporation contains "super majority" voting and classified board provisions, authorized preferred stock that could be utilized to implement various "poison pill" defenses and a stockholder authorized, but as yet unused, Employee stock Ownership Plan, all of which may have the effect of discouraging a takeover of Lakeland which is not approved by our board of directors. Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the prescribed manner. For a description of these provisions, see "Description of Capital Stock - Anti-Takeover Provisions."

ITEM 1B: UNRESOLVED STAFF COMMENTS
----------------------------------
None.

ITEM 2. PROPERTIES

   We believe that our owned and leased facilities are suitable for the operations we conduct in each of them. Each manufacturing facility is well maintained and capable of supporting higher levels of production. The table below sets forth certain information about our principal facilities.

                                          Estimated
                                            Square
Address                                      Feet           Annual Rent           Lease Expiration       Principal Activity
--------                                  ---------         -----------           ----------------       ------------------
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

Qing Dao MayTung                            90,415            Owned(1)                   N/A               Manufacturing
Healthcare Co., Ltd                                                                                        Administration
Yinghai Industrial Park                                                                                    Warehousing
Jiaozhou, Shandong Province
PRC 266318

Meiyang Protective Products Co., Ltd.       9,360              $3,727                  12/31/06            Manufacturing
Xiao Shi Village
AnQui City, Shandong Province
PRC 262100

Woven Products Division                     44,000             $96,000                 7/31/07             Manufacturing
2401 SW Parkway                                                                                            Administration
St. Joseph, MO 64503                                                                                       Warehousing

Lakeland de Mexico S.A. de C.V.             14,057             $59,400                 7/31/07             Manufacturing
(Luis Gomez Guzman -  former                                                                               Administration
employee)                                     and                and                                       Warehousing
Poniente, Mza 8, Lote 11                    12,853             $46,220
Ciudad Industrial, S/No.
Celaya, Guanajuato 38010
Mexico

Lakeland Protective Wear Canada             12,000          Approximately              11/30/07            Sales
5109-B7 Harvestor Road                                  $86,000 (varies with                               Administration
Burlington, ON L7L5Y9                                      exchange rates)                                 Warehousing
Canada

Lakeland Industries, Inc.                   6,250               Owned                    N/A               Administration
Headquarters                                                                                               Studio
701-7 Koehler Avenue                                                                                       Sales
Ronkonkoma, NY 11779

Lakeland Industries, Inc.                   91,788              Owned                    N/A               Manufacturing
202 Pride Lane                                                                                             Administration
Decatur, AL 35603                                                                                          Engineering
                                                                                                           Warehousing

                                          Estimated
                                            Square
Address                                      Feet           Annual Rent           Lease Expiration       Principal Activity
--------                                  ---------         -----------           ----------------       ------------------
Lakeland Industries, Inc.                   49,500              Owned                    N/A               Warehousing
3428 Valley Ave. (201 1/2 Pride Lane)                                                                      Administration
Decatur, AL 35603

Lakeland Industries, Inc.                   2,400              $18,000                 3/31/09             Sales
(Harvey Pride, Jr. - officer- related                                                                      Administration
party)
201 Pride Lane, SW
Decatur, AL 35603

Lakeland Industries Europe Ltd.             4,940       Approximately $48,600          1/31/08             Warehouse
Wallingfen Park                                              (varies with                                  Sales
236 Main Road                                              exchange rates)
Newport, East Yorkshire
HU15 2RH U United Kingdom

Lakeland Industries                         12,000      $40,200 (Leased from        Month to Month         Warehouse
Route 227 & 73                                         D. Gallen an employee)
Blandon, PA 19510

Mifflin Valley, Inc.                        18,520      $55,560 (Leased from           7/31/10             Manufacturing
31 South Sterley Street                                M. Gallen an employee)                              Warehouse, Sales
Shillington, PA 19607                                                                                      Administration

RFB Lakeland Industries Pvt. Ltd            30,155             $12,000                 11/30/06            Manufacturing
Plots 81, 50 and 24                                                                                        Warehouse
Noida Special Economic Zone
New Delhi, India

Lakeland Industries Inc., Agencia En         904               $12,000                03/01/2008           Warehouse
Chile
Los Algarrobos n(0) 2228                                                                                     Sales
Comuna de Santiago
Codigo Postal 8361401
Santiago, Chile


----------------

(1) We own the buildings in which we conduct our manufacturing operations and lease the land underlying the buildings from the Chinese government. We have 42 years and 47 years remaining under the leases with respect to the AnQui City and Jiaozhou facilities, respectively.

      Our facilities in Decatur, Alabama; Celaya, Mexico; AnQui, China; Jiaozhou, China; St. Joseph, Missouri, and Shillington, Pennsylvania contain equipment used for the design, development and manufacture and sale of our products. Our operations in Burlington, Canada; Newport, United Kingdom; and Santiago, Chile are primarily sales and warehousing operations receiving goods for resale from our manufacturing facilities around the world. We had $1.9 million, $2.2 million and $0 million of long-lived assets, net located in China and $0.17 million, $0.13 million and $0 million of long-lived assets located in Mexico as of January 31, 2004, 2005 and 2006.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
-------------------------------------------------------------------------
MATTERS
-------

      Our common stock is currently traded on the Nasdaq National Market under the symbol "LAKE". The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported by the Nasdaq National Market. The stock prices in the table below have been adjusted for periods prior to July 31, 2003 to reflect our 10% stock dividends to stockholders of record on July 31, 2002, July 31, 2003 and April 30, 2005.

                                                       Price Range of
                                                        Common Stock
                                                     -------------------
                                                       High        Low
                                                     --------   --------
Fiscal 2007
First Quarter (through April 12, 2006)               $  20.75   $  18.23

Fiscal 2006
   First Quarter .................................   $  19.50   $  12.27
   Second Quarter ................................      16.15      12.80
   Third Quarter .................................      18.89      15.13
   Fourth Quarter ................................      20.65      17.54

Fiscal 2005
   First Quarter .................................   $  25.05   $  13.13
   Second Quarter ................................      23.63      14.42
   Third Quarter .................................      21.40      14.10
   Fourth Quarter ................................      19.09      14.73

Holders
-------

      Holders of our Common Stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders. No cumulative voting with respect to the election of directors is permitted by our Articles of Incorporation. The Common Stock is not entitled to preemptive rights and is not subject to conversion or redemption. Upon our liquidation, dissolution or winding -up, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding stock that may be issued in the future having prior rights on such distributions and payment of other claims of creditors. Each share of Common Stock outstanding as of the date of this Annual Report is validly issued, fully paid and non-assessable.

      On April 12, 2006 the last reported sale price of our common stock on the Nasdaq National Market was $18.88 per share. As of April 12, 2006, there were approximately 78 record holders of shares of our common stock.

Dividend Policy
---------------

      In the past, we have declared dividends in stock to our stockholders. We paid a 10% dividend in additional shares of our common stock to holders of record on July 31, 2002, on July 31, 2003 and on April 30, 2005. We may pay stock dividends in future years at the discretion of our board of directors.

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

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA
----------------------------------------------

      The following selected consolidated financial data as of and for our fiscal years 2002, 2003, 2004, 2005 and 2006 have been derived from our audited consolidated financial statements, which have been audited by Grant Thornton LLP as of and for the fiscal years ended January 31, 2002 and by PricewaterhouseCoopers LLP as of and for the fiscal years ended January 31, 2003 and 2004 and by Holtz Rubenstein Reminick LLP for 2005 and 2006. You should read the information set forth below in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in this Form 10-K.

                                                                           Year Ended January 31,
                                                 -----------------------------------------------------------------------
                                                     2002           2003           2004           2005           2006
                                                               (in thousands, except share and per share data)
Income Statement Data:
Net sales ....................................   $    76,431    $    77,826    $    89,717    $    95,320    $    98,740
Costs of goods sold ..........................        63,294         62,867         71,741         74,924         74,818
                                                 -----------    -----------    -----------    -----------    -----------
         Gross profit ........................        13,137         14,959         17,976         20,396         23,922
                                                 -----------    -----------    -----------    -----------    -----------

Operating expenses:
         Selling and shipping ................         5,414          6,338          7,342          7,871          8,301
         General and administrative ..........         4,134          4,262          4,596          4,871          6,119
         Impairment of goodwill ..............            --             --            249             --             --
                                                 -----------    -----------    -----------    -----------    -----------
         Total operating expenses ............         9,548         10,600         12,187         12,742         14,420
                                                 -----------    -----------    -----------    -----------    -----------
         Operating profit ....................         3,589          4,359          5,789          7,654          9,502
                                                 -----------    -----------    -----------    -----------    -----------

Other income (expense):
         Interest expense ....................          (882)          (643)          (535)          (207)          (167)
         Interest income .....................            18             20             19             18             49
         Other income ........................            91             40             24             98            384
                                                 -----------    -----------    -----------    -----------    -----------

         Total other expense .................          (773)          (583)          (492)           (91)           266
                                                 -----------    -----------    -----------    -----------    -----------
Income before minority interest ..............         2,816          3,776          5,297          7,563          9,768

Minority interest in net income of variable
interest entities ............................            --             --             --            494             --
                                                 -----------    -----------    -----------    -----------    -----------

         Income before income taxes ..........         2,816          3,776          5,297          7,069          9,768

Income tax expenses ..........................           846          1,172          1,659          2,053          3,439
                                                 -----------    -----------    -----------    -----------    -----------

Net Income ...................................   $     1,970    $     2,604    $     3,638    $     5,016    $     6,329
                                                 ===========    ===========    ===========    ===========    ===========
Net income per common share (Basic)(1) .......   $      0.56    $      0.73    $      1.01    $      1.12    $      1.26
                                                 ===========    ===========    ===========    ===========    ===========
Net income per common share (Diluted)(1) .....   $      0.55    $      0.72    $      1.01    $      1.12    $      1.26
                                                 ===========    ===========    ===========    ===========    ===========
Weighted average common shares outstanding(1):

         Basic ...............................     3,545,252      3,587,228      3,595,406      4,471,687      5,017,046
                                                 ===========    ===========    ===========    ===========    ===========
         Diluted .............................     3,572,019      3,595,943      3,603,051      4,476,944      5,021,887
                                                 ===========    ===========    ===========    ===========    ===========

Balance Sheet Data (at period end):
Current assets ...............................   $    39,545    $    38,859    $    43,285    $    55,128    $    63,719
Total assets .................................        42,417         42,823         47,304         60,313         72,464
Current liabilities ..........................        22,778         20,934         21,509          4,152          3,839
Long-term liabilities ........................           912            529            768          1,695          7,829
Stockholders' equity .........................        18,727         21,359         25,027         54,467         60,796


-----------

(1) Adjusted for periods prior to April 30, 2005 to reflect our 10% stock dividends to stockholders of record as of July 31, 2002, July 31, 2003, and April 30, 2005. Earnings per share have been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

Repurchase of Securities

      We did not repurchase any of our Common Stock or other securities during our fiscal year ending January 31, 2006.

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

                                    Overview

      We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing market. Our products are sold by our in-house sales force and independent sales representatives to a network of over 800 safety and mill supply distributors. These distributors in turn supply end user industrial customers such as chemical/petrochemical, automobile, steel, glass, construction, smelting, janitorial, pharmaceutical and high technology electronics manufacturers, as well as hospitals and laboratories. In addition, we supply federal, state and local governmental agencies and departments such as fire and police departments, airport crash rescue units, the Department of Defense, Central Intelligence Agency, Federal Bureau of Investigation, and the Centers for Disease Control. Our net sales attributable to customers outside the United States were $8.0 million, $9.0 million and $9.6 million, in fiscal 2004, fiscal 2005 and fiscal 2006, respectively.

      Our sales of limited use/disposable protective clothing grew approximately 2.4% in the year ended January 31, 2006 compared to the year ended January 31, 2005, and our expectation is to see continued growth. We expect that distributors will continue to stock more inventory as economic conditions in the United States continue to improve. We also expect our net sales to increase as we introduce our Tyvek(R)-based products into new industries in which the use of Tyvek(R) is not widespread. In addition, our net sales are driven in part by government funding and health-related events. Our net sales attributable to chemical suits decreased 27.0% in the year ended January 31, 2006 compared to the year ended January 31, 2005. These sales decreases were due primarily to a lull in government spending utilizing Fire Act monies and delays by state and local governmental purchasers in spending their Bio-Terrorism monies. These governmental sales are driven primarily by grants from the federal government under the Fire Act of 2002 and the Bio Terrorism Preparedness and Response Act of 2002 as part of the Homeland Security initiatives. During fiscal 2004, as a result of the SARS virus outbreak in various cities in 2003, we sold approximately $1.1 million of SARS-related garments in China, Toronto, Hong Kong and Taiwan. The Centers for Disease Control has recommended protective garments be used to protect healthcare workers in the fight against the spread of the SARS virus and the Avian Flu. In the event of future outbreaks of SARS or other similar contagious viruses, such as Avian Flu in 2005, we have positioned ourselves with increased production capacity.

      We have operated manufacturing facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. We are in the middle of the process of moving production of our reusable woven garments and gloves to these facilities and expect to complete this process by the fourth quarter of fiscal 2007. As a result, we expect to see profit margin improvements for these product lines as well.

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

      In fiscal 2004, as a result of our decision to move a portion of our reusable woven garment assembly from the United States to China, we reviewed this portion of our business for impairment. An impairment was calculated based on estimating the fair value, utilizing a discounted cash flow analysis, resulting in an impairment charge of $0.2 million. We had no remaining goodwill recorded as of January 31, 2004. In August 2005 we purchased Mifflin Valley, a manufacturing facility in Pennsylvania. This purchase resulted in the recording of $871,297 in Goodwill as of January 31, 2006.

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

Results of Operations

      The following table set forth our historical results of operations for the years ended January 31, 2004, 2005 and 2006 as a percentage of our net sales.

                                                                  Year Ended January 31,
                                                                --------------------------
                                                                 2004      2005      2006
                                                                ------    ------    ------
Net sales ...................................................    100.0%    100.0%    100.0%
Cost of goods sold ..........................................     80.0%     78.6%     75.8%
                                                                ------    ------    ------
    Gross profit ............................................     20.0%     21.4%     24.2%

Operating expenses ..........................................     13.6%     13.4%     14.6%
    Operating profit ........................................      6.4%      8.0%      9.6%

Interest expense, net .......................................      0.5%      0.2%      0.2%
Minority interest in net income of variable interest entities      -0-    (0.5) %      -0-
Income tax expense ..........................................      1.8%      2.2%      3.5%
                                                                ------    ------    ------
    Net income ..............................................      4.1%      5.3%      6.4%

            Significant Balance Sheet Fluctuation January 31, 2006 as
                          compared to January 31, 2005

Balance Sheet Accounts. The decrease in cash, cash equivalents and marketable securities and the increase in borrowings under the revolving credit agreement is principally due to the increase in inventories as we build our finished goods inventory for our seasonally strong fourth and first quarters for fiscal 2006 and 2007. We also built raw material reserves due to an anticipated increase in the cost of these raw materials. Accounts receivable increased due to increased January sales. Plant property and equipment increased as a result of purchasing $3.0 million of facilities in Alabama in April and May 2005 that had been subject to FIN 46R, in which we recorded $1.1 million of buildings in our consolidation of variable interest entities in the previous fiscal year. A corporate headquarters was also purchased in New York for $649,000 in May 2005.

     Year Ended January 31, 2006 Compared to the Year Ended January 31, 2005

      Net Sales. Net sales increased $3.4 million, or 3.6%, to $98.7 million for the January 31, 2006 year ended from $95.3 million for the year ending January 31, 2005. The increase was due primarily to an increase in the sales in our core non-woven disposable products line and secondarily by our fire and glove lines respectively. Increased sales were also driven by an improving U.S. and Canadian economy which increased demand for our products, particularly in the industrial non-woven disposable markets we serve, the acquisition of Mifflin Valley, Inc. in July 2005, offset by decreased demand for our chemical protective suits for Homeland Security purposes which decreased month over month from February 2005 to October 2006 but then started increasing from November 2005 to our fiscal year ended January 31, 2006.

      Gross Profit. Gross Profit increased $3.5 million, or 17.3%, to $23.9 million for the year ended January 31, 2006 from $20.4 million for the year ended January 31, 2005. Gross profit as a percent of net sales increased to 24.3% for the year ended January 31, 2006 from 21.4% for the year ended January 31, 2005, primarily because of cost reductions achieved by shifting production of additional Tyvek(R)-based products and chemical suits to China and Mexico and changes in product mix. We have increasingly shifted and will continue to shift production to these lower-cost facilities in order to increase our margins.

      Operating Expenses. Operating expenses increased $1.7 million, or 13.2% to $14.4 million for the year ended January 31, 2006 from $12.7 million for the year ended January 31, 2005. As a percent of net sales, operating expenses increased to 14.6% for the year ended January 31, 2006 from 13.4% for the year ended January 31, 2005. The $1.7 million increase in operating expenses in the year ended January 31, 2006 compared to the year ended January 31, 2005 was principally due to an increase in:

      o     Salaries of $0.64 million

      o     Freight of $0.06 million

      o     Sales Commissions of $(.42) million

      o     Pension Expense $(.12) million

      o     Sales related expenses of $.28 million

      o     Payroll Taxes of $0.09 million

      o     Currency Fluctuations of $0.12 million

      o     Professional Fees of $0.20 million

      o Consulting fees of $0.12 million (pertaining to Sarbanes-Oxley compliance)

      o     Other $0.23 million

      o the absence in the current year of a minority interest reclassification in the prior year of $0.5 million, leaving a net increase of $1.7 million.

      Operating Profit. Operating profit increased by $1.9 million, or 24.1%, to
9.5 million for the year ended 1/31/06, from $7.7 million for the prior year. Operating income as a percent of net sales increased to 9.6% for the year ended January 31, 2006 from 8.0% for the year ending January 31, 2005 primarily due to the higher margins as discussed above.

      Interest Expense. Interest expense decreased by $.04 million for the year ended January 31, 2006 compared to the year ended January 31, 2005 because of decreased borrowings and interest rates.

      Minority Interest. Minority interest in net income of variable interest entities decreased by $.5 million for the year ended January 31, 2006 as a result of our adoption on Financial Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," effective February 1, 2004 and then our purchasing such properties in fiscal year 2006. Subsequent to our adoption of FIN 46R, we determined that certain entities from which we lease real property and which are partially owned by related parties are variable interest entities governed by FIN 46R. As a result, these entities were consolidated in our statement of income for the year ended January 31, 2005. These facilities were purchased in April and May 2005 thereby negating the recording of variable interest entities in fiscal 2006.

      Other Income - Net. Other income- net increased $0.29 million principally as a result of the settlement by the Company as plaintiff for $0.26 million of an outstanding litigation involving two former employees of the company.

      Income Tax Expense. Income tax expenses consist of federal, state and foreign income taxes. Income tax expense increased $1.4 million, or 67.5%, to $3.4 million for the year ended January 31, 2006 from $2.1 million for the year ended January 31, 2005. Our effective tax rate was 35.20% and 29.0% for the years ended January 31, 2006 and 2005, respectively. Our effective tax rate increased from the federal statutory rate of 34% due primarily to the repatriation of $3.2 million in profits from our Chinese subsidiaries and a reserve of $65,000 covering the portion of the claims of the IRS which can be determined due to a recent audit. The resolution of the remainder of their claims cannot be determined at this time.

      Net Income. Net income increased $1.31 million or 26.2%, to $6.33 million for the year ended January 31, 2006 from $5.02 million for the year ended January 31, 2005. The increase in net income was the result of an increase in net sales and productivity as a result of shifts in production to our China facilities, partially offset by an increase in costs and expenses due to higher sales and increases in our tax rates as mentioned above.

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

      Operating Expenses. Operating expenses increased $0.55 million, or 4.5% to $12.7 million for the year ended January 31, 2005 from $12.2 million for the year ended January 31, 2004. As a percent of net sales, operating expenses decreased to 13.4% for the year ended January, 2005 from 13.6% for the year ended January 31, 2004. The $0.55 million increase in operating expenses in the year ended January 31, 2005 compared to the year ended January 31, 2004 was principally due to an increase in:

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

      Operating Profit. Operating profit increased by $1.9 million, or 32.2% to $7.7 million, from $5.8 million for the prior year. Operating income as a percent of net sales increased to 8.0% for the year ended January 31, 2005 from 6.5% for the year ending January 31, 2004 primarily due to increased margins as discussed above.

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

      Income Tax Expense. Income tax expenses consist of federal, state and foreign income taxes. Income tax expense increased $.4 million, or 23.7%, to $2.1 million for the year ended January 31, 2005 from $1.7 million for the year ended January 31, 2004. Our effective tax rate was 29.0% and 31.3% for the year ended January 31, 2005 and 2004, respectively. Our effective tax rate varied from the federal statutory rate of 34% due primarily to lower foreign tax rates, inclusion of minority interest in net income of variable interest entities and utilization of a tax carry forward.

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

                         Liquidity and Capital Resources

      Management measures our liquidity on the basis of our ability to meet short-term and long-term operational funding needs and fund additional investments, including acquisitions. Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, access to bank lines of credit and our ability to attract long-term capital under satisfactory terms.

      Internal cash generation, together with currently available cash and investment and an ability to access credit lines if needed, are expected to be sufficient to fund operations, capital expenditures, and any increase in working capital that we would need to accommodate a higher level of business activity. We are actively seeking to expand by acquisitions as well as through organic growth of our business. While a significant acquisition may require additional borrowings, equity financing or both, we believe that we would be able to obtain financing on acceptable terms based, among other things, on our earnings performance and current financial position.

      Cash Flows

      As of January 31, 2006 we had cash and cash equivalents of $1.5 million and working capital of $59.9 million, a decrease and increase of $(7.7) million and $8.9 million, respectively, from January 31, 2005. Our primary sources of funds for conducting our business activities have been from cash flow provided by operations and borrowings under our credit facilities described below. We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

      Net cash used in operating activities of $8.4 million for the year ended January 31, 2006 was due primarily to net income from operations of $6.3 million, offset by an increase in inventories of $13.7 million, and an increase in accounts receivable of $.7 million. Net cash provided by operating activities of $0.5 million for the year ended January 31, 2005 was due primarily to net income from operations of $5.0 million offset in part by a decrease in accounts payable of $0.4 million, an increase in inventories of $4.7 million and an increase in accounts receivable of $0.5 million and an increase in minority interest liability of $0.5 million.

      Net cash used in investing activities of $6.5 million and $0.8 million in the years ended January 31, 2006 and 2005, respectively, was due to purchases of property and equipment and the acquisition of Mifflin Valley. Net cash provided by financing activities in the years ended January 31, 2006 and 2005 was primarily attributable to borrowings under our credit facilities and to the secondary offering in fiscal 2005.

      Credit Facilities

      We currently have one credit facility:

o a Five year, $25 million revolving credit facility, of which we had borrowings outstanding as of January 31, 2006 amounting to $7.3 million

      Our $25 million revolving credit facility permits us to borrow up to the lower of $25 million and a borrowing base determined by reference to a percentage of our eligible accounts receivable and inventory. Our $25 million revolving credit facility expires on July 31, 2010. Borrowings under this revolving credit facility bear interest at the London Interbank Offering Rate (LIBOR) plus 60 basis points and were 5.17% at January 31, 2006. As of January 31, 2006, we had $18 million of borrowing availability under this revolving credit facility.

      Our credit facility requires that we comply with specified financial covenants relating to interest coverage, debt coverage, minimum consolidated net worth, and earnings before interest, taxes, depreciation and amortization. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our credit facilities. As of January 31, 2006, we were in compliance with all covenants contained in our credit facilities.

      We believe that our current cash position of $1.5 million, our cash flow from operations along with borrowing availability under our $25 million revolving credit facility will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

      Capital Expenditures

      Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment, leasehold improvement and automobiles, as well as payments related to the construction of our facilities in China. Our facilities in China are not encumbered by commercial bank mortgages and thus Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. We expect our capital expenditures to be approximately $1.4 million to purchase our capital equipment primarily computer equipment and apparel manufacturing equipment in fiscal 2007.

                             Contractual Obligations

      We had no off-balance sheet arrangements at January 31, 2006. As shown below, at January 31, 2006, our contractual cash obligations totaled approximately $7.7 million, including lease renewals entered into subsequent to January 31, 2006.

                                                Payments Due by Period
                            ----------------------------------------------------------------
                                         Less than
                                         ---------
                              Total        1 Year     1-3 Years    4-5 Years   After 5 Years
                            ----------   ----------   ----------   ----------  -------------
                                                   (in thousands)

Operating leases ........   $  476,000   $  373,000   $  592,000   $    3,000   $       --
Revolving credit facility    7,272,000           --           --    7,272,000           --
                            ==========   ==========   ==========   ==========   ==========
Total ...................   $7,748,000   $  373,000   $  592,000   $7,275,000   $       --

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

                   Effects of Recent Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for our first annual reporting period that begins after June 15, 2005. If the Company had included the cost of employee stock option compensation in our financial statements it would not have had a material effect on our net income for the years ended January 31, 2006, 2005, and 2004.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

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

      In connection with our operations in China, we purchase a significant amount of products from outside of the United States. However, our purchases in China are primarily made in Chinese Yuan, the value of which has been largely pegged to the U.S. dollar for the last decade. However, the Chinese Yuan has recently been decoupled from the US Dollar and allowed to float by the Chinese government, and therefore, we will be exposed to additional foreign exchange rate risk on our Chinese purchases.

      Our primary risk from foreign currency exchange rate changes is presently related to non-U.S. dollar denominated sales in Canada and, to a smaller extent, in Europe. Our sales to customers in Canada are denominated in Canadian dollars. If the value of the U.S. dollar increases relative to the Canadian dollar, then our net sales could decrease as our products would be more expensive to our Canadian customers because of the exchange rate change. Our sales in China are denominated in the Chinese Yuan, however, our sales there are presently not material. At this time, we do not manage the foreign currency risk through the use of derivative instruments. A 10% decrease in the value of the U.S. dollar relative to foreign currencies would increase the landed costs into the U.S.
but would make our selling price for international sales more attractive with respect to foreign currencies. As non-U.S. dollar denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results.

                               Interest Rate Risk

      We are exposed to interest rate risk with respect to our credit facilities, which have variable interest rates based upon the London Interbank Offered Rate. At January 31, 2006, we had $7 million in borrowings outstanding under this credit facility. If the interest rate applicable to this variable rate debt rose 1% in the year ended January 31, 2006, our interest expense would have increased and our income before income taxes would have decreased by less than $70,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                   Index to Consolidated Financial Statements
                   ------------------------------------------

Consolidated Financial Statements:
                                                                  Page No.
                                                                  --------
Report of Independent Registered Public Accounting Firm             A-37
Report of Independent Registered Public Accounting Firm             A-38
Consolidated Balance Sheets - January 31, 2006 and 2005             A-39
Consolidated Statements of Income for the years ended               A-40
     January 31, 2006, 2005 and 2004
Consolidated Statement of Stockholders' Equity for the years ended  A-41
     January 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended           A-42
     January 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements                          A-43 to A-63
Schedule II - Valuation and Qualifying Accounts                     A-64

     All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Lakeland Industries, Inc. and Subsidiaries
Ronkonkoma, New York

We have audited the accompanying consolidated balance sheets of Lakeland Industries, Inc. and Subsidiaries ("Lakeland") as of January 31, 2006 and 2005 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K for the years ended January 31, 2006 and 2005. We have also audited management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting", that Lakeland Industries, Inc. and Subsidiaries maintained effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lakeland's management is responsible for these consolidated financial statements and schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and the schedule, an opinion on management's assessment, and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lakeland Industries, Inc. and Subsidiaries as of January 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, management's assessment that Lakeland maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Lakeland maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).


/s/ Holtz Rubenstein Reminick LLP


Melville, New York
April 14, 2006

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders
Of Lakeland Industries, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and the cash flows of Lakeland Industries, Inc. and its subsidiaries for the year ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended January 31, 2004 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with related consolidated financial information. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



/s/ PRICEWATERHOUSECOOPERS LLP


Melville, New York
April 2, 2004


                                     Lakeland Industries, Inc.
                                          and Subsidiaries

                                    CONSOLIDATED BALANCE SHEETS
                                    ---------------------------
                                                                                 January 31,
                                                                              2006          2005
                                                                              ----          ----
                                     Assets
Current assets
Cash and cash equivalents (which includes
 $3,711,320 of marketable securities at January 31, 2005)                 $ 1,532,453   $ 9,185,382
 Accounts receivable, net of allowance for doubtful accounts of
     $323,000 at January 31, 2006 and 2005, respectively                   14,221,281    13,117,374
Inventories, net of reserves of $365,000 and  $396,000 at January
31, 2006 and  2005, respectively                                           45,243,490    30,906,023
 Deferred income taxes                                                        917,684       960,734
 Other current assets                                                       1,804,552       958,491
                                                                          -----------   -----------
           Total current assets                                            63,719,460    55,128,004
Property and equipment, net                                                 7,754,765     5,014,240
Other assets, net                                                             118,330       171,010
Goodwill                                                                      871,297            --
                                                                          -----------   -----------
           Total assets                                                   $72,463,852   $60,313,254
                                                                          ===========   ===========
                  Liabilities and Stockholders' Equity
Current liabilities
     Accounts payable                                                     $ 2,536,756   $ 2,710,251
     Accrued compensation and benefits                                        866,765       842,319
     Other accrued expenses                                                   435,779       599,593
                                                                          -----------   -----------
     Total current liabilities                                              3,839,300     4,152,163
Borrowings under revolving credit facility                                  7,272,000            --
Pension liability                                                             469,534       495,330
Deferred income taxes                                                          86,982        86,229
Minority interest in variable interest entity                                             1,112,861
                                                                          -----------   -----------
                   Total liabilities                                       11,667,816     5,846,583
                                                                          -----------   -----------
Commitments and contingencies
Stockholders' equity
    Preferred stock, $.01 par; 1,500,000 shares
        authorized; none issued
    Common stock, $.01 par; 10,000,000 shares authorized; 5,017,046 and
        4,560,885 shares issued and outstanding
        at January 31, 2006 and 2005, respectively                             50,170        45,609
    Additional paid-in capital                                             42,431,221    36,273,046
    Retained earnings                                                      18,314,645    18,148,016
                                                                          -----------   -----------
    Total  stockholders' equity                                            60,796,036    54,466,671
                                                                          -----------   -----------
           Total liabilities and stockholders' equity                     $72,463,852   $60,313,254
                                                                          ===========   ===========

             The accompanying notes are an integral part of these financial statements.

                              Lakeland Industries, Inc.
                                  and Subsidiaries

                          CONSOLIDATED STATEMENTS OF INCOME
                          ---------------------------------

                                                Fiscal years ended January 31,
                                            2006            2005            2004
                                            ----            ----            ----
Net sales                              $ 98,740,066    $ 95,320,163    $ 89,717,162
Cost of goods sold                       74,817,715      74,924,375      71,740,876
                                       ------------    ------------    ------------
      Gross profit                       23,922,351      20,395,788      17,976,286
                                       ------------    ------------    ------------
Operating expenses
    Selling and shipping                  8,301,216       7,871,423       7,342,017
    General and administrative            6,118,722       4,870,302       4,596,437
    Impairment of goodwill                       --              --         248,834
                                       ------------    ------------    ------------
       Total operating expenses          14,419,938      12,741,725      12,187,288
                                       ------------    ------------    ------------
       Operating profit                   9,502,413       7,654,063       5,788,998
                                       ------------    ------------    ------------
Other income (expense)
   Interest expense                        (166,805)       (207,912)       (534,540)
   Interest income                           48,545          18,378          18,976
   Other income - net                       383,909          98,370          24,064
                                       ------------    ------------    ------------
      Total other income (expense)          265,649         (91,164)       (491,500)
                                       ------------    ------------    ------------
Income before minority interest           9,768,062       7,562,899       5,297,498
Minority interest in net income of
          variable interest entities             --         493,558              --
                                       ------------    ------------    ------------


      Income before income taxes          9,768,062       7,069,341       5,297,498

Income tax expense                        3,438,698       2,053,095       1,659,064
                                       ------------    ------------    ------------

      Net income                       $  6,329,364    $  5,016,246    $  3,638,434
                                       ============    ============    ============
Net income per common share
    Basic                              $       1.26    $       1.12    $       1.01
                                       ============    ============    ============

    Diluted                            $       1.26    $       1.12    $       1.01
                                       ============    ============    ============

Weighted average common shares
outstanding
    Basic                                 5,017,046       4,471,687       3,595,406
                                       ============    ============    ============

    Diluted                               5,021,887       4,476,944       3,603,051
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

                                         Lakeland Industries, Inc.
                                              and Subsidiaries

                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               ----------------------------------------------

                             Fiscal years ended January 31, 2006, 2005 and 2004



                                         Common stock             Additional
                                  ---------------------------      paid-in       Retained
                                     Shares         Amount         Capital       Earnings          Total
                                     ------         ------         -------       --------          -----
Balance, January 31, 2003            2,969,107   $     29,691   $  8,762,673   $ 12,567,060    $ 21,359,424
Net income                                                                        3,638,434       3,638,434
Exercise of stock options               10,400            104         29,008                         29,112
10% stock dividend                     294,418          2,944      3,070,780     (3,073,724)             --
                                  ------------   ------------   ------------   ------------    ------------


Balance, January 31, 2004            3,273,925         32,739     11,862,461     13,131,770      25,026,970
Exercise of stock options                6,210             62         54,370             --          54,432
Net income                                                                        5,016,246       5,016,246
Proceeds from secondary
stock offering, net of expenses      1,280,750         12,808     24,356,215             --      24,369,023
                                  ------------   ------------   ------------   ------------    ------------


Balance, January 31, 2005            4,560,885   $     45,609   $ 36,273,046   $ 18,148,016    $ 54,466,671

Net Income                                                                        6,329,364      6,329,364
10% stock dividend                     456,161          4,561      6,158,175     (6,162,735)
                                  ------------   ------------   ------------   ------------    ------------
Balance, January 31, 2006            5,017,046   $     50,170   $ 42,431,221   $ 18,314,645    $ 60,796,036
                                  ------------   ------------   ------------   ------------    ------------

                 The accompanying notes are an integral part of these financial statements.

                                          Lakeland Industries, Inc.
                                              and Subsidiaries

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    -------------------------------------

                                                                       Fiscal year ended January 31,
                                                                    2006             2005           2004
                                                                    ----             ----           ----
Cash flows from operating activities
Net income                                                      $  6,329,364    $  5,016,246    $  3,638,434
Adjustments to reconcile net income to net cash
         (used in) provided by operating activities
       Reserve for inventory obsolescence                            (31,000)        (20,831)         63,000
       Deferred income taxes                                          43,803        (334,795)        446,750
       Depreciation and amortization                                 993,686         884,140         803,234
       Minority interest in variable interest entity                      --         493,558              --
       Impairment of goodwill                                             --              --         248,834
       (Increase) decrease in operating assets:
          Accounts receivable                                       (726,169)       (547,054)     (2,206,132)
          Inventories                                            (13,693,881)     (4,619,385)       (858,763)
          Prepaid income taxes and other
              current assets                                      (1,046,265)        254,613        (663,540)
          Other assets                                               323,427         (73,267)        260,256
       Increase (decrease) in operating liabilities
                                                                                                          --
          Accounts payable                                          (391,737)       (751,102)        447,315
          Accrued expenses and other liabilities                    (225,580)        157,083           3,444
                                                                ------------    ------------    ------------
       Net cash (used in) provided by
          operating activities                                    (8,424,352)        459,206       2,182,832
                                                                ------------    ------------    ------------
Cash flows from investing activities

    Purchase of Mifflin Valley                                    (1,907,680)             --              --
    Purchases of property and equipment                           (4,592,897)       (836,194)     (1,367,707)
                                                                ------------    ------------    ------------
       Net cash used in investing activities                      (6,500,577)       (836,194)     (1,367,707)
                                                                ------------    ------------    ------------
  Cash flows from financing activities
       Net borrowings (payments) under credit agreements           7,272,000     (16,784,781)        126,899
       Distributions to minority interest in variable
        interest entity                                                             (521,575)             --
       Proceeds from exercise of stock options                                        54,432          29,112
       Proceeds from secondary stock offering                                     24,369,023              --
                                                                ------------    ------------    ------------
       Net cash provided by financing
       activities                                                  7,272,000       7,117,099         156,011
                                                                ------------    ------------    ------------
       Net (Decrease) increase in cash and cash equivalents       (7,652,929)      6,740,111         971,136
Cash and cash equivalents at beginning of year                     9,185,382       2,445,271       1,474,135
                                                                ------------    ------------    ------------

Cash and cash equivalents at end of year                        $  1,532,453    $  9,185,382    $  2,445,271
                                                                ============    ============    ============

See notes for Supplemental Cash Flow information.

The accompanying notes are an integral part of these financial statements

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2006, 2005 and 2004

1. - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------

Business
--------

      Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing market. The principal market for the company's products is in the United States. No customer accounted for more than 10% of net sales during the fiscal years ended January 31, 2006, 2005 and 2004.

Principles of Consolidation
---------------------------

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laidlaw, Adams & Peck, Inc. and
Subsidiary (MeiYang Protective Products Co. Ltd., a Chinese corporation), Lakeland Protective Wear, Inc. (a Canadian corporation), Weifang Lakeland Safety Products Co., Ltd. (a Chinese corporation), Qing Dao Maytung Healthcare Co., Ltd. (a Chinese corporation), Lakeland Industries Europe Ltd. (a British corporation), Mifflin Valley, Inc. (a Delaware Corporation), RFB Lakeland Industries Private, Ltd (an Indian Corporation) and Lakeland de Mexico S.A. de C.V. (a Mexican corporation). All significant intercompany accounts and transactions have been eliminated.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities ("VIE"), in which an investor is subject to a majority of the risk of loss from the VIE's activities, or is entitled to receive a majority of the VIE's residual returns. This interpretation also provides guidance with respect to the disclosure of VIEs in which an investor maintains an interest but is not required to consolidate. The provisions of the interpretation were effective immediately for all VIEs created after January 31, 2003, or in which we obtain an interest after that date. In October 2003, the FASB issued a revision to this pronouncement, FIN 46R, which clarified certain provisions and modified the effective date from October 1, 2003 to March 15, 2004 for variable interest entities created before February 1, 2003. The Company adopted this pronouncement as of February 1, 2004. The two entities which leased property to the Company and are owned by related parties, which were consolidated in our financial statements, are River Group Holding Co., L.L.P. and POMS Holding Co. Ownership of these entities is held by directors and officers of Lakeland. Under FIN 46, it is likely that leases between an entity and its related parties would be considered a variable interest even if there is no residual value guarantee or purchase option. The FASB staff's view is that these elements are implied in a related-party lease even though they may not be explicitly stated in the lease agreement.

      There are no variable interest entities in which we hold a variable interest but we are not primary beneficiary. There are no collateralized assets related to the variable interest entity recorded at January 31, 2005 and the creditors of the VIE had no recourse to the general credit of the Company.

      In Fiscal 2006 the Company purchased the property owned by River Group Holding Co., L.L.P. and POMS Holding Co.

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

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2006, 2005 and 2004
1. (continued)
--------------

                                   Fiscal Years Ended January 31,
                         2006                   2005                  2004
                         ----                   ----                  ----
Domestic       $89,107,000    90.2%  $86,320,000    90.6%   $81,763,000    91.1%
International    9,633,000     9.8%    9,000,000     9.4%     7,954,000     8.9%
               -----------   -----   -----------   -----    -----------   -----
Total          $98,740,000   100.0%  $95,320,000   100.0%   $89,717,000   100.0%
               ===========   =====   ===========   =====    ===========   =====
Inventories
-----------

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

      In fiscal 2004, as a result of the Company's decision to move a portion of our reusable woven garment assembly from the United States to China, the Company reviewed this portion of its business for impairment. The impairment was calculated based on estimating the fair value utilizing a discounted cash flow analysis, resulting in an impairment of $0.2 million in fiscal 2004. The Company had no remaining goodwill recorded at January 31, 2004. In June 2005 the Company purchased Mifflin Valley, Inc, a Pennsylvania Manufacturer. This acquisition resulted in the recording of $871,297 in Goodwill as of January 31, 2006.

Self-Insured Liabilities.
-------------------------

      The Company has a self-insurance program for certain employee health benefits. The cost of such benefits is recognized as expense based on claims filed in each reporting period and an estimate of claims incurred but not reported during such period. This estimate is based upon historical trends and amounted to $120,000 and $90,000 at January 31, 2006 and 2005, respectively. The Company maintains separate insurance to cover the excess liability over set single claim amounts and aggregate annual claim amounts.

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2006, 2005 and 2004

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

                                               2006          2005          2004
                                               ----          ----          ----
Net income
     As reported                           $ 6,329,364   $ 5,016,246   $ 3,638,434
Less:
Stock -based employee compensation
expense determined under fair value
based method, net of related tax benefit         9,627        91,331        28,344
                                           -----------   -----------   -----------
     Net income, Pro forma                 $ 6,319,737   $ 4,924,915   $ 3,610,090
                                           ===========   ===========   ===========
Basic earnings per common share
     As reported                           $      1.26   $      1.12   $      1.01
     Pro forma                             $      1.26   $      1.10   $      1.00
Diluted earnings per common share
     As reported                           $      1.26   $      1.12   $      1.01
     Pro forma                             $      1.26   $      1.10   $      1.00

      The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended January 31, 2006, 2005 and 2004: expected volatility of 87%, 58% and 57%, respectively; risk-free interest rate of 3.6%, 3.6% and 3.25%, respectively; expected dividend yield of 0.0%; and expected life of six years. All stock-based awards were fully vested at January 31, 2005, 2004 and 2003 and 7,000 new option grants were made during the year ended January 31, 2004. No options were granted in 2006. During fiscal 2005 1,000 Option Shares granted to a Director upon re-election in June 2004 were cancelled upon his resignation in November 2004. In November 2004 two new directors were appointed and granted 5,000 option shares each, which were not exercisable at January 31, 2005. Earnings per share have been adjusted to reflect the 10% stock dividends to stockholders of record as of April 30, 2005 and July 31, 2003.

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

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2006, 2005 and 2004
1. (continued)
--------------

Shipping and Handling Costs
---------------------------

      For larger orders except in its Fyrepel product line, the Company absorbs the cost of shipping and handling. For those customers who are billed the cost of shipping and handling fees, such amounts are included in net sales. Shipping and handling costs associated with outbound freight are included in selling and shipping expenses and aggregated approximately $2,411,000, $2,355,000, and $2,394,000 in the fiscal years ended January 31, 2006, 2005 and 2004, respectively.

Research and Development Costs
------------------------------

      Research and development costs are expensed as incurred and included in general and administrative expenses. Research and development expenses aggregated approximately $90,000, $89,000, and $82,000 in the fiscal years ended January 31, 2006, 2005 and 2004, respectively, and were paid to contractors for development of new raw materials.

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

Earnings Per Share
------------------

      Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share are based on the weighted average number of common and common stock equivalents. The common stock equivalents for the years ended January 31, 2006, 2005 and 2004 were 4,841, 5,257, and 7,645 respectively, representing the dilutive effect of stock options. The diluted earnings per share calculation takes into account the shares that may be issued upon exercise of stock options, reduced by shares that may be repurchased with the funds received from the exercise, based on the average price during the fiscal year (as adjusted for the 10% stock dividend to holders of record April 30, 2005 and July 31, 2003).

Advertising Costs
-----------------

      Advertising costs are expensed as incurred. Advertising costs (income) amounted to $(43, 104), $(15,326), and $86,603 in the fiscal years ended January 31, 2006, 2005 and 2004, respectively, net of co-op advertising allowance received from DuPont. These reimbursements include some costs which are classified in categories other than advertising such as payroll.

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2006, 2005 and 2004

1. (continued)
--------------
Statement of Cash Flows
-----------------------

      The Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds. The market value of the cash equivalents approximates cost. Foreign denominated cash and cash equivalents were approximately $1,194,000, $2,707, 000, and $2,012,000 at January 31, 2006,
2005 and 2004, respectively.

      Supplemental cash flow information for the years ended January 31 is as follows:

                                   2006         2005          2004
                                   ----         ----          ----
            Interest paid       $  166,805   $  207,912   $  534,540
            Income taxes paid   $3,402,723   $2,103,682   $1,303,513

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

Foreign Operations and Foreign Currency Translation
---------------------------------------------------

      The Company maintains manufacturing operations and uses independent contractors in Mexico, India and the People's Republic of China. It also maintains a sales and distribution entity located in Canada and the U.K. The Company is vulnerable to currency risks in these countries. The functional currency of foreign subsidiaries is the U.S. dollar.

      The monetary assets and liabilities of the Company's foreign operations are translated into U.S. dollars at current exchange rates, while non-monetary items are translated at historical rates. Revenues and expenses are generally translated at average exchange rates for the year. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and aggregated approximately $66,000, $58,000, and $29,000 for the fiscal years ended January 31, 2006, 2005 and 2004, respectively.

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

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2006, 2005 and 2004

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

Effects of Recent Accounting Pronouncements
-------------------------------------------

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for the first annual reporting period that begins after June 15, 2005. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), which provides the Staff's views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. If the Company had included the cost of employee stock option compensation in its financial statements it would not have had a material effect on our net income for the years ended January 31, 2006, 2005, and 2004.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires the retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Comprehensive income (loss)
---------------------------

      Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. At January 31, 2006, 2005 and 2004, there were no such adjustments required or such amounts were de minimus.

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2006, 2005 and 2004

2 -INVENTORIES
--------------
      Inventories consist of the following at January 31:

                           2006          2005
                           ----          ----
Raw materials          $18,656,894   $12,231,264
Work-in-process          1,996,027     2,614,710
Finished goods          24,590,569    16,060,049
                       -----------   -----------
                       $45,243,490   $30,906,023
                       -----------   -----------

3 -PROPERTY, PLANT AND EQUIPMENT
--------------------------------

     Property and equipment consist of the following at January 31:

                                                             Useful life
                                                              in years            2006           2005
                                                              --------            ----           ----
      Machinery and equipment                                  3 - 10         $ 6,919,530    $ 6,236,736
      Furniture and fixtures                                   3 - 10             294,087        249,971
      Leasehold improvements                                 Lease term           964,587        867,358
      Land and Building  (in China)                              20             2,153,592      1,823,027
      Land and Buildings (minority interest in 2005)             39             3,623,471      1,140,878
                                                                              -----------    -----------
                                                                               13,955,267     10,317,970
      Less accumulated depreciation and amortization                          (6,200,502)    (5,303,730)
                                                                              -----------    -----------
                                                                              $ 7,754,765    $ 5,014,240
                                                                              ===========    ===========

      Depreciation expense incurred in fiscal 2006, 2005 and 2004 amounted to $993,686, $884,140, and $803,234 respectively. Net fixed assets in China were approximately $2.2 million, $2.2 million, $1.9 million as of January 31, 2006, 2005 and 2004, respectively. Net fixed assets in Mexico were approximately $154,000, $133,000,and $168,000 at January 31, 2006, 2005 and 2004,
respectively.

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2006, 2005 and 2004

4-BUSINESS COMBINATIONS
-----------------------

      On August 1, 2005, the Company acquired the assets and operations and assumed certain liabilities of Mifflin Valley, Inc., ("Mifflin") of Shillington, PA for an initial purchase price of $1.6 million, subject to certain adjustments. Final payment was made in November 2005 following the audit of a closing date balance sheet. The final price amounted to $1.9 million and included adjustments for the payoff of a revolving loan of $.2 million and adjustments for inventory, fixed asset values and allowances for doubtful accounts. Mifflin did approximately $2.6 million of sales in 2004, and $1.5 million for the six months ended June 30, 2005. Mifflin is a manufacturer of protective clothing specializing in safety and visibility, largely for the Emergency Services market, and also for the entire public safety and traffic control market. Mifflin specializes in customized garments to suit customers' needs, coupled with quality, service, price and delivery. Mifflin's products include flame retardant garments for the Fire Industry, Nomex clothing for utilities, and high visibility reflective outerwear for Departments of Transportation. The purchase was effective as of July 1, 2005 and the results of Mifflin's operations have been included since July 1, 2005 in the Company's reported results , adding approximately $1.8 million in revenue for the seven months ended January 31, 2006 and $.02 to earnings per share to the actual reported results. Had the transaction taken place on February 1, 2005, on a proforma basis, there would have been an increase in the reported amounts as follows:

                      Twelve months ended January 31, 2006

                   Pro Forma Results Combined with Mifflin Valley          Additional resulting from Mifflin Valley
                   ----------------------------------------------          ----------------------------------------
Sales                               $100,043,000                                        $1,303,000
Net Income                          $  6,411,000                                        $   82,000
Earnings per share                  $       1.28                                        $     0.02

Had the transactions taken place on February 1, 2004, on a Pro Forma basis, the effect on the reported amounts for the twelve months ended January 31, 2005 is considered by management to be insignificant.

Condensed Balance Sheet Information:

Accounts receivable                    $  363,000
Inventory                                 667,000
Equipment                                 216,000
Other assets                               35,000
                                       ----------
    Total assets                        1,281,000
                                       ----------

Accounts payable                          261,000
Other liabilities                         185,000
                                       ----------
    Total liabilities                     446,000
                                       ----------

Net assets acquired                       835,000
Purchase price                          1,767,000
                                       ----------
Excess purchase price                  $  932,000
                                       ==========

Allocated to:
    Goodwill                           $  871,000
    Other intangibles                      61,000
                                       ----------
                                       $  932,000
                                       ==========

The above goodwill is deductible for tax purposes to be amortized over a 15 year life.

5 -LONG-TERM DEBT
-----------------

Revolving Credit Facility

      In July 2005 the Company entered into a new $25 million five year revolving credit facility with Wachovia Bank, N.A. At January 31, 2006, the balance outstanding under this revolving credit facility amounted to $7.3 million. The credit facility is collateralized by substantially all of the assets of the Company. The credit facility contains financial covenants, including, but not limited to, fixed charge ratio, funded debt to EBIDTA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at January 31, 2006 and for the year then ended. The weighted average interest rate for the year ended January 31, 2006 was 4.85%.

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2006, 2005 and 2004

5. (continued)
--------------

      The Company's previous agreement with its lending institution, as amended, provided the Company with a revolving credit facility of $18 million. The balance was paid in full on June 18, 2004 using the proceeds from the Company's June 18, 2004 Secondary Stock Offering. This credit facility, which was subject to a borrowing base calculated on a percentage of eligible accounts receivable and inventory as defined, bore interest at LIBOR plus 2% (4.69% at January 31, 2005) and pursuant to an amendment in May 2004 expired on July 31, 2005. The agreement was amended on March 9, 2001 to (i) extend the maturity date to October 31, 2001, (ii) modify the interest rate, and (iii) modify certain financial covenants. The agreement was amended on July 12, 2001 to (i) extend the maturity date to July 31, 2002, (ii) increase the amount available under the revolving line of credit from $14 million to a percentage of eligible accounts receivable and inventory as defined, up to a maximum of $18 million, (iii) modify the interest rate, and (iv) modify a certain financial covenant. The maximum amounts borrowed under the credit facility during the fiscal years ended January 31, 2005 and 2004 were $17,000,000, and $18,000,000 respectively, and the average interest rates during the periods were 3.67% and 3.20%, respectively.

      The credit facility is collateralized by substantially all of the assets of the Company. The credit facility and term loan contain financial covenants, including, but not limited to, minimum levels of earnings and maintenance of minimum tangible net worth and other certain ratios at all times. The fees incurred by the Company related to the credit facility amounted to $25,000, $15,000 and $63,000 during fiscal 2006, 2005 and 2004, respectively.

6. - STOCKHOLDERS' EQUITY AND STOCK OPTIONS
-------------------------------------------

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

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2006, 2005 and 2004

6. (continued)
--------------

      Additional information with respect to the Company's plans for the fiscal years ended January 31, 2006, 2005 and 2004 is summarized as follows:

                                                                             2006
                                                     -----------------------------------------------------
                                                         Directors' Plan                  Plan
                                                                                 (Expired May 1, 2004)
                                                     -----------------------------------------------------
                                                                  Weighted-                   Weighted-
                                                       Number      average        Number       average
                                                         of        exercise         of         exercise
                                                      shares *      price         shares        price
                                                      --------      -----         ------        -----
    Shares under option
        Outstanding at beginning of year                16,330      $13.87
           10% stock dividend                            1,633
                                                        ------

        Outstanding and exercisable at end of year      17,963      $12.61
                                                        ======

    Weighted-average remaining contractual           3.7 years
        life of options outstanding

      * Adjusted for the 10% stock dividend to stockholders of record as of April 30, 2005

                                                                           2005
                                                  --------------------------------------------------
                                                      Directors' Plan      Plan (expired May 1, 2004)

                                                  --------------------------------------------------
                                                               Weighted-                    Weighted-
                                                   Number      average        Number        average
                                                     of        exercise         of          exercise
                                                    shares      price         shares         price
                                                  --------    ----------    ---------     ----------
   Shares under option
       Outstanding at beginning of year            12,540       $  7.70
          Granted                                  11,000         18.43
          Cancelled                                (1,000)        21.99
          Exercised                                (6,210)         8.77
                                                   ------
       Outstanding and exercisable at end of year  16,330         13.87
                                                   ======

       Weighted-average remaining
         contractual life of options             4.7 years
   outstanding

       Weighted-average fair value per shares
       of options granted during 2005                            $13.87


                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2006, 2005 and 2004

6. (continued)

                                                                       2004
                                                 -----------------------------------------------
                                                     Directors' Plan              Plan
                                                 -----------------------------------------------
                                                               Weighted-               Weighted-
                                                   Number       average     Number      average
                                                     of        exercise       of        exercise
                                                   shares       price       shares       price
                                                 ---------    ---------   ---------    ---------
Shares under option
    Outstanding at beginning of year                 9,900    $    4.71       4,455    $    1.86
       10% stock dividend                            1,140                      445
       Granted                                       7,000         8.74
       Exercised                                    (5,500)        3.81      (4,900)        1.86
                                                 ---------                ---------
    Outstanding and exercisable at end of year      12,540         7.70           0
                                                 =========                =========

Weighted-average remaining contractual
    life of options outstanding                 4.25 years

Weighted-average fair value per shares of
    options granted during 2004                               $    7.70

      Summarized information about stock options outstanding under the two plans at January 31, 2006 is as follows (as adjusted for the 10% stock dividends):

                                        Options outstanding and exercisable
                           -----------------------------------------------------
                                                  Weighted-
                                Number             Average
                             Outstanding          Remaining          Weighted-
    Range of                      At             Contractual          Average
    Exercise prices        January 31, 2006     Life in years     Exercise price
    ---------------        ----------------     -------------     --------------

    $4.46-$5.03                       3,993              0.83              $4.65
    $7.94                             2,970              3.50               7.94
    $16.76                           11,000              4.80              16.76
    Reserved Shares:
    1986 Stock Option Plan          329,422
    Directors Option Plan            32,604
                                    -------
                                    362,026
                                    =======

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2006, 2005 and 2004

7. - INCOME TAXES
-----------------
     The provision for income taxes is based on the following pre-tax income:

                                       Year Ended January 31,
                                   2006         2005           2004
                                   ----         ----           ----
               Domestic       $ 7,896,736   $ 5,398,768    $ 3,292,770
               Foreign          1,871,326     1,670,573      2,004,728
                              -----------   -----------    -----------
               Total          $ 9,768,062   $ 7,069,341    $ 5,297,498
                              -----------   -----------    -----------

     The provision for income taxes is summarized as follows:

                                       Year Ended January 31,
                                   2006         2005           2004
                                   ----         ----           ----
          Current
               Federal        $ 2,563,836   $ 1,661,606    $   699,069
               State              448,656       330,337         99,324
               Foreign            382,403       395,917        413,921
                              -----------   -----------    -----------
                                3,394,895     2,387,860      1,212,314
          Domestic Deferred        43,803      (334,765)       446,750
                              -----------   -----------    -----------
                              $ 3,438,698   $ 2,053,095    $ 1,659,064
                              ===========   ===========    ===========

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2006, 2005 and 2004

      7. (continued)


      The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

                                                         Year ended January 31,
                                                    2006           2005           2004
                                                    ----           ----           ----
Statutory rate                                         34.0%          34.0%          34.0%
State income taxes, net of Federal tax benefit          2.0%           2.5%           1.7%
Nondeductible expenses                                  (.2)%          (.2)%           .6%
Repatriation of foreign earnings                        1.7%            --             --
Foreign tax rate differential                          (2.7)%         (2.0)%         (3.2)%
Contribution carry forward realized                      --           (4.0)%           --

Other                                                    .4%          (1.3)%         (1.8)%
                                                 ----------     ----------     ----------
Effective rate                                         35.2%          29.0%          31.3%
                                                 ==========     ----------     ----------

      The tax effects of temporary differences which give rise to deferred tax assets at January 31, 2006, 2005 and 2004 are summarized as follows:

                                                                January 31,
                                                    2006           2005           2004
                                                    ----           ----           ----
Deferred tax assets
Inventories                                      $  688,800     $  606,652     $  639,156
Accounts receivable                                 120,703        122,740        122,740
Accrued compensation and other                      108,181        231,342         28,376
                                                 ----------     ----------     ----------
          Gross deferred tax assets                 917,684        960,734        790,272
                                                 ----------     ----------     ----------

Deferred tax liabilities
    Depreciation and other                           86,982         86,229        250,532
                                                 ----------     ----------     ----------
          Gross deferred tax liabilities             86,982         86,229        250,532
                                                 ----------     ----------     ----------
          Net deferred tax asset                 $  830,702     $  874,505     $  539,740
                                                 ==========     ==========     ==========

      In January 2006, the company repatriated through dividends to the parent, approximately $3.2 million of cumulative earnings from its Chinese subsidiaries, thereby incurring approximately $164,000 of additional US taxes.

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2006, 2005 and 2004

8. - BENEFIT PLANS
------------------
      Defined Benefit Plan

      The Company has a frozen defined benefit pension plan that covers former employees of an acquired entity. The Company's funding policy is to contribute annually the recommended amount based on computations made by its consulting actuary as of January 31, 2006, 2005 and 2004.

      The following table sets forth the plan's funded status for the fiscal year ended January 31:

                                                           2006         2005
                                                           ----         ----
Change in benefit obligation
----------------------------
    Projected benefit obligation at beginning of year  $ 1,227,215  $ 1,194,855
    Interest cost                                           81,214       79,046
    Actuarial  loss                                          7,361        1,141
    Benefits paid                                          (48,104)     (47,827)
                                                       -----------  -----------
    Benefit obligation at end of year                  $ 1,267,686  $ 1,227,215
                                                       ===========  ===========

Change in plan assets
---------------------
    Fair value at beginning of year                    $ 1,190,964  $   988,994
    Actual investment return                               270,287      225,797
    Employer contribution                                       --       24,000
    Benefits paid                                          (48,104)     (47,827)
                                                       -----------  -----------
    Fair value at end of year                          $ 1,413,147  $ 1,190,964
                                                       ===========  ===========

Funded status
    Funded Status                                      $  (145,461) $    36,251
    Unrecognized gain                                      614,998      459,452
    Unrecognized benefit transition liability                   --         (373)
                                                       -----------  -----------
    Accrued pension cost                               $   469,534  $   495,330
                                                       ===========  ===========

      The components of net periodic pension cost for the fiscal years ended January 31 are summarized as follows:

                                        2006         2005         2004
                                        ----         ----         ----

     Interest cost                   $  81,214    $  79,046    $  76,727
     Expected Return on Plan Assets     93,353       78,300    (366,369)
     Net amortization and deferral     (13,657)       1,437      326,217
                                     ---------    ---------    ---------

     Net periodic benefit cost       $ (25,796)   $   2,183    $  36,575
                                     =========    =========    =========

      An assumed discount rate of 6.75%, was used in determining the actuarial present value of benefit obligations for all periods presented. The expected long-term rate of return on plan assets was 8% for all periods presented. At January 31, 2006, 2005 and 2004, approximately 19.1%, 25.1% and 33.9% of the plan's assets were held in mutual funds invested primarily in equity securities,

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2006, 2005 and 2004


8. (continued)

68.8%, 66.7% and 64.5% were invested in equity securities and debt instruments and 5.1%, 8.2% and 1.6% were invested in money market and other instruments, respectively.

                        Expected Annual Benefit Payments

             Year Ending 1/31                          Benefit Payments
             ----------------                          ----------------

             2007                                      $55,181
             2008                                      $54,566
             2009                                      $53,856
             2010                                      $52,864
             2011                                      $62,281
             2012-2016                                 $367,383

                                              2005          2006
                                              ----          ----
Benefit Obligations:
Accumulated benefit obligation             $1,227,215   $1,267,686
Vested accumulated benefit obligation      $1,227,215   $1,267,686

      The Company's policy is to hold no more than 50% of its pension assets in broadly held mutual funds, which invest, in a wide range of securities as well as money market funds, with the remainder of the plan assets invested in equity securities and debt instruments. The Company has utilized an expected long-term rate of return of 8% which it deems appropriate as a result of the fact that the actual rate of return on investments has not been less that 8% in the past 4 years. The Company does not expect its contributions for 2007 to exceed $50,000.

Defined Contribution Plan

      Pursuant to the terms of the Company's 401(k) plan, substantially all U.S. employees over 21 years of age with a minimum period of service are eligible to participate. The 401(k) plan is administered by the Company and provides for voluntary employee contributions ranging from 1% to 15% of the employee's compensation. The Company made discretionary contributions of $126,547, $118,696 and $100,033 in the fiscal years ended January 31, 2006, 2005, and 2004, respectively.

9. - MAJOR SUPPLIER
-------------------

      The Company purchased approximately 74.0%, 74.7% and 77.4% of its raw materials from one supplier under licensing agreements for the fiscal years ended January 31, 2006, 2005 and 2004, respectively. The Company expects this relationship to continue for the foreseeable future. If required similar raw materials could be purchased from other sources; although, the Company's competitive position in the marketplace could be affected.

10. - COMMITMENTS AND CONTINGENCIES
-----------------------------------

      Employment Contracts

      The Company has employment contracts with six principal officers and the Chairman of the Board of Directors, expiring through April 30, 2008. Such contracts are automatically renewable for two, one-year terms unless 30 to 120 days notice is given by either party. Pursuant to such contracts, the Company is committed to aggregate annual base remuneration of $1.5 million and $1.2 million for the fiscal years ended January 31, 2007 and 2008, respectively.

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2006, 2005 and 2004

      Leases
      POMS Holding Co. ("POMS"), a partnership consisting of three directors and one officer of Lakeland, who own 55% of the entity, and six non-affiliates, was formed to lease both land and building to the Company because bank financing was unavailable. POMS leased to the Company a 91,788 square foot disposable garment manufacturing facility in Decatur, Alabama. 20% of this space is highly improved office space. Under a lease effective April 1, 2004 and expiring on March 31, 2009, the Company paid an annual rent of $364,900 and was the sole occupant of the facility. The Company purchased this facility from POMS on April 25, 2005.

      On April 1, 2004, the Company entered into a five-year lease agreement (expiring March 31, 2009) with River Group Holding Co., L.L.C. for a 49,500 sq. ft. warehouse facility located next to the existing facility in Decatur, Alabama. River Group Holding Co., L.L.C. is a limited liability company consisting of five directors and one officer of the Company. The annual rent for this facility is $199,100 and the Company was the sole occupant of the facility. The Company purchased this facility from River Group on May 25, 2005.

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

      The Company believes that all rents paid to POMS, River Group Holding Co., L.L.C. and Harvey Pride, Jr. by the Company are comparable to what would be charged by an unrelated party, as three different rent fairness appraisals were performed in 1999, 2002 and 2004. The net rent paid to POMS and River Group Holding Co., L.L.C. by the Company for the year entered January 31, 2006 amounted to $116,000 and the total rent paid to Harvey Pride, Jr. by the Company for use of the customer service office for the year ended January 31, 2006 amounted to $18,000. The Company paid $74,808 to Luis Gomez Guzman, an employee in Mexico (until December 2005), for rent on a building pursuant to a lease expiring July 7, 2007 and in fiscal 2006 an 12,853 square foot addition was built for additional annual rent of $46, 416.

      Total rental under all operating leases is summarized as follows:

                                                              Rentals
                                             Gross            paid to
                                            rental            related
                                            expense           parties
                                            -------           -------
Year ended January 31,
         2006                               $540,162         $328,420
         2005                                893,862          641,400
         2004                                944,375          641,400

      Minimum annual rental commitments for the remaining term of the Company's non-cancelable operating leases relating to manufacturing facilities, office space and equipment rentals at January 31, 2006 including lease renewals subsequent to year-end are summarized as follows:

     Year ending January 31,
              2007                          $372,790
              2008                           198,867
              2009                            20,000
              2010                             3,000

                                            $594,657
                                            ========

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2006, 2005 and 2004

Real Estate Purchases

      In April 2005, the Company entered into two separate real estate purchase contracts, one with POMS and one with River Group, both related parties. The Company has purchased the land and buildings in Decatur, Alabama that it had leased from these related parties since their inception, POMS (1984) and River Group (1999). The purchase price was $2,056,000 for the POMS property and $925,000 for the River Group property determined by averaging three separate and independent real estate appraisals. The partnerships were accounted for in accordance with FIN46R and were reflected in the financial statements for the fiscal year ended January 31, 2005.

      In contemplation of the real estate purchases, the Company entered into an agreement, dated March 4, 2005, with an officer of Lakeland (who is a partner in POMS & River Group) to acquire his interest for $565,367 ($411,200 for POMS and $154,167 for River Group), at the same proportional valuation as the overall property.

      On April 25, 2005 the Company closed on the real estate purchase contract with POMS for a purchase price of $2,067,587. The Company paid rent from February 1, 2005 until April 25, 2005 of $86,157, which was charged to rent expense.

      On May 25, 2005 the Company closed on the real estate purchase contract with River Group for a purchase price of $928,686. The Company paid River Group rent from February 1, 2005 until May 25, 2005 amounting to $63,157, which was charged to rent expense.

      At April 30, 2005, the Company recorded the asset land value of $230,000, the asset building value of $2,751,000, closing costs of $11,584 and a payable to River Group in the amount of $770,833. The Company recorded the purchase of the land and building from River Group as of April 30, 2005, since the contract of sale was finalized and the closing was deferred only until the release of an easement on the property. Total rent expense for the two properties from February 1, 2005 until the dates of the sale amounted to $146,577. The Company recorded depreciation on each of the two properties from the closing date forward.

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

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2006, 2005 and 2004

11. OTHER RELATED PARTY TRANSACTIONS
------------------------------------

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

                             Gallen Rent & Insurance

Mifflin Valley, Inc.
--------------------
      In July 2005 as part of the acquisition of Mifflin Valley Inc., the Company entered into a five year lease with Michael Gallen (an employee) to lease an 18,520 sq. ft. manufacturing facility in Shillington, PA for $55,560 annually or a per square foot rental of $3.00. This amount was obtained prior to the acquisition from an independent appraisal of the fair market rental value per square foot. In addition the Company, commencing January 1, 2006 is renting 12,000 sq ft of warehouse space in a second location is Pennsylvania from this employee, on a month by month basis, for the monthly amount of $3.35 per square foot. In addition, in January 2006 the Company entered into a month to month lease with Donna Gallen (an employee and wife of Michael Gallen) for a 12,000 sq. ft. warehouse space in Blandon, PA for $40,200 annually. Mifflin Valley utilizes the services of Gallen Insurance (an affiliate of Michael & Donna Gallen) to provide certain insurance in Pennsylvania. Such payments for insurance aggregated $4,728 in fiscal 2006.

                        Related Party-outside contractor

      The Company leases its facility in Mexico from Louis Gomez Guzman, an employee in Mexico until December 2005, pursuant to a lease expiring July 31, 2007 at an annual rental of $121,224. Mr. Guzman is also acting as a contractor for our Mexican facility. His company, Intermack, enables our Mexican facility to increase or decrease production as required without the Company needing to expand its facility. During fiscal 2006, Lakeland de Mexico paid Intermack $938,755 for services relating to contract production.

12. MANUFACTURING SEGMENT DATA
------------------------------

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

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2006, 2005 and 2004


before income taxes and other income and expenses. The Company has a small sales force in Canada and Europe who distribute products shipped from the United States and China, the table below represents information about reported manufacturing segments for the years noted therein:

                                      2006            2005              2004
                                      ----            ----              ----
Net Sales:

     North America              $ 104,101,669    $ 100,361,909    $  88,346,362
     China                          9,205,660        7,411,651        4,753,853
     Less inter-segment sales     (14,567,263)     (12,453,397)      (3,383,053)
                                -------------    -------------    -------------
     Consolidated sales         $  98,740,066    $  95,320,163    $  89,717,162
                                =============    =============    =============

Operating Profit:

     North America              $   8,339,441    $   7,067,855    $   4,721,880
     China                          1,151,340          921,208        1,255,118
     Less intersegment profit          11,632         (335,000)        (188,000)
                                -------------    -------------    -------------
     Consolidated profit        $   9,502,413    $   7,654,063    $   5,788,998
                                =============    =============    =============

Identifiable Assets:

     North America              $  66,746,660    $  51,654,104    $  40,211,021
     China                          5,717,192        8,659,150        7,092,806
                                -------------    -------------    -------------
     Consolidated assets        $  72,463,852    $  60,313,254    $  47,303,827
                                =============    =============    =============

Depreciation:

     North America              $     548,868    $     542,463    $     535,572
     China                            444,818          341,677          267,662
                                -------------    -------------    -------------
     Consolidated depreciation  $     993,686    $     884,140    $     803,234
                                =============    =============    =============

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2006, 2005 and 2004

13. UNAUDITED QUARTERLY RESULTS of OPERATIONS (In thousands, except for per
---------------------------------------------------------------------------
share amounts):
---------------


Fiscal Year Ended January 31, 2006:     1/31/06     10/31/05    7/31/05     4/30/05
Net Sales                             $  25,226   $  22,717   $  25,089   $  25,709
Cost of Sales                            18,949      17,034      19,293      19,542
                                      ---------   ---------   ---------   ---------
Gross Profit                          $   6,277   $   5,683   $   5,796   $   6,167
                                      =========   =========   =========   =========
Net Income                            $   1,655   $   1,313   $   1,648   $   1,713
                                      =========   =========   =========   =========
Basic and Diluted income per
common share*:
 Basic (a)                            $    0.33   $    0.26   $    0.33   $    0.34
                                      =========   =========   =========   =========
 Diluted (a)                          $    0.33   $    0.26   $    0.33   $    0.34
                                      =========   =========   =========   =========

      Certain reclassifications between cost of goods sold and operating expenses were made to the first quarter of fiscal year 2006, in order to be consistent with the second quarter and year to date of fiscal 2006 classifications for the Mexico and China subsidiaries.


Fiscal Year Ended January 31, 2005:     1/31/05     10/31/04    7/31/04     4/30/04
Net Sales                             $  23,221   $  22,416   $  22,845   $  26,838
Cost of Sales                            18,592      17,491      17,983      20,858
                                      ---------   ---------   ---------   ---------
Gross Profit                          $   4,629   $   4,925   $   4,862   $   5,980
                                      =========   =========   =========   =========
Net Income                            $   1,258   $   1,190   $   1,143   $   1,425
                                      =========   =========   =========   =========
Basic and Diluted income per
common share*:
 Basic (a)                            $    0.25   $    0.24   $    0.27   $    0.36
                                      =========   =========   =========   =========
 Diluted (a)                          $    0.25   $    0.24   $    0.27   $    0.36
                                      =========   =========   =========   =========

(a) The sum of earnings per share for the four quarters may not equal earnings per share for the full year due to changes in the average number of common shares outstanding.

*Adjusted, retroactively, for the 10% stock dividends to shareholders of records on April 30, 2005, July 31, 2003 and 2002.

                            Lakeland Industries, Inc.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         January 31, 2006, 2005 and 2004

14. FORMATION OF NEW SUBSIDIARIES
---------------------------------

      During the fiscal year ending January 31, 2006, a new subsidiary RFB Lakeland Private LTD. (an Indian Corporation) was formed to execute the supply agreement with RFB Latex LTD. dated October 25, 2005, and to exercise the option to buy its industrial glove business for $2.7 million after one year, if certain conditions are met and approved by the Company's Board of Directors. The Company's minimum commitment is approximately $250,000. As of January 31, 2006, the Company has a receivable from RFB Latex of approximately $439,000.

15. CONTINGENCIES - TAX AUDIT
-----------------------------

      The Company's Federal Income Tax returns for the fiscal years ended January 31, 2003 and 2004 are currently under audit by the Internal Revenue Service. The final results of these audits cannot be estimated by management at this time, but management does not believe that the results of the audit will to have a material effect on the financial condition of the Company.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------


            Column A                           Column B         Column C         Column D   Column E
       --------------------                    --------   --------------------- ---------- ---------
                                                                Additions
                                              Balance at  Charge to  Charged to           Balance at
                                              Beginning   costs and    other                end of
                                              of period   expenses    accounts  Deductions  period
                                              ---------   --------    --------  ----------  ------
Year ended January 31, 2006
    Allowance for doubtful
       account (a)                             $323,000                                    $323,000
                                               ========                                    ========

    Allowance for slow moving inventory        $396,000                         $ 31,000   $365,000
                                               ========                         ========   ========

Year ended January 31, 2005
    Allowance for doubtful
       account (a)                             $323,000                                    $323,000
                                               ========                                    ========
         Allowance for slow moving inventory   $417,000                         $ 21,000   $396,000
                                               ========                         ========   ========
Year ended January 31, 2004
    Allowance for doubtful
  account (a)                                  $343,000                         $ 20,000   $323,000
                                               ========                         ========   ========
    Allowance for slow moving inventory        $354,000   $ 63,000                         $417,000
                                               ========   ========                         ========

--------------------------

(a) Deducted from accounts receivable.
(b) Uncollectible accounts receivable charged against allowance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

      None

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

      Evaluation of Disclosure Controls and Procedures

      We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of January 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of January 31, 2006, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.

      Management's Report on Internal Control over Financial Reporting

      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of January 31, 2006, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

      Holtz Rubenstein Reminick LLP, the Company's independent registered public accounting firm, has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of April 14, 2006, as stated in their report included herein.

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

      Through the year ended January 31, 2006 additional expense has been incurred relating to documenting and testing the systems of internal controls. The company hired an internal auditor in July 2004 and has contracted with an independent consultant for services related to Sarbanes-Oxley Act compliance with Section 404, in February 2004. The total cumulative amount expensed so far is approximately $708,000 and is expected to increase in the first quarter of 2007 due to the hiring of additional accounting personnel and increased professional fees.

ITEM 9B. OTHER INFORMATION
--------------------------

      None

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

      The following is a list of the names and ages of all of our directors and executive officers, indicating all positions and offices they hold with us as of April 15, 2006. Our directors hold office for a three-year term and until their successors have been elected and qualified. Our executive officers hold offices for one year or until their successors are elected by our board of directors.


Name                                                     Age                      Position
----                                                     ---                      --------
Raymond J. Smith..................................       67      Chairman of the Board of Directors
Christopher J. Ryan...............................       54      Chief Executive Officer, President,  Secretary,
                                                                 General Counsel and Director
Gary Pokrassa.....................................       58      Chief Financial Officer
Gregory D. Willis.................................       49      Executive Vice President
Harvey Pride, Jr. ................................       59      Vice President - Manufacturing
James M. McCormick................................       58      Controller and Treasurer
Paul C. Smith.....................................       39      Vice President
John J. Collins...................................       63      Director
Eric O. Hallman...................................       62      Director
Michael E. Cirenza................................       50      Director
John Kreft........................................       55      Director
Stephen M. Bachelder .............................       55      Director


      Raymond J. Smith, one of our co-founders, has been Chairman of our board of directors since our incorporation in 1982 and was President from 1982 to January 31, 2004. Mr. Smith's term as a director will expire at our annual meeting of stockholders in June 2007.

      Christopher J. Ryan has served as our Chief Executive Officer since April 2004 and President since February 1, 2004, Secretary since April 1991, General Counsel since February 2000 and a director since May 1986. Mr. Ryan was our Executive Vice President - Finance from May 1986 until becoming our President on February 1, 2004. From October 1989 until February 1991, Mr. Ryan was employed by Rodman & Renshaw, Inc., an investment banking firm. Prior to that, he was an independent consultant with Laidlaw Holding Co., Inc., an investment banking firm, from January 1989 until September 1989. From February 1987 to January 1989, Mr. Ryan was employed as the Managing Director of Corporate Finance for Brean Murray, Foster Securities, Inc. He was employed from June 1985 to January 1987 as a Senior Vice President with the investment banking firm of Laidlaw Adams Peck, Inc., a predecessor firm to Laidlaw Holdings, Inc. Mr. Ryan has served as one of our directors since 1986 and his term as a director will expire at our annual meeting of stockholders in June 2005.

      Gary Pokrassa is a CPA with 36 years experience in both public and private accounting. Mr. Pokrassa was the CFO for Gristedes Foods, Inc. (AMEX-GRI) from 2000-2003 and Syndata Technologies from 1997-2000. Mr. Pokrassa received a BS in Accounting from New York University and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

      Gregory D. Willis has served as our Executive Vice President since May 1, 2005 and has held the position of National Sales Manager for us since November 1991. Prior to joining Lakeland he held the positions of National Sales Manager and Global Marketing Manager for Kappler Inc. from 1983 to 1991. Mr. Willis received his BBA degree in Business from Faulkner University and is currently a member of ISEA and NFPA.

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

                             Committees of the Board

      Our board of directors has a designated Audit Committee that reviews the scope and results of the audit and other services performed by our independent accountants. The Audit Committee is comprised solely of independent directors and consists of Messrs. Cirenza, Kreft, Bachelder, Hallman and Collins. The board of directors has also designated a Compensation Committee that establishes objectives for our senior executive officers, sets the compensation of directors, executive officers and our other employees and is charged with the administration of our employee benefit plans. The Compensation Committee is comprised solely of independent directors and consists of Messrs. Cirenza, Kreft, Bachelder, Collins and Hallman.

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

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

      See information under the caption "Compensation of Executive Officers" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

      See the information under the caption "Voting Securities and Stock Ownership of Officers, Directors and Principal Stockholders" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

                              Related Party Leases

      In the past, because our access to third party financing was insufficient, we entered into arrangements with our directors and executive officers in order to fund the construction or acquisition of our assembly facilities. In such cases, we commissioned independent appraisals in 1999, 2002 and 2004 to ensure that these arrangements approximated arrangements made on an arms length basis. We believe that we currently have sufficient access to financing to fund our current and anticipated facility needs, we do not anticipate entering into additional arrangements with our directors or executive officers in the future. A description of our current arrangements with our directors and executive officers follows.

      POMS Holding Co., or POMS, was formed in 1984 to lease both land and a building to us because bank financing was unavailable. POMS is a partnership whose partners include three of our directors, one of our officers and six other individuals who were stockholders of Lakeland at the time of the formation of POMS. Raymond J. Smith, the chairman of our board of directors, Harvey Pride, Jr., our Vice President - Manufacturing, and John J. Collins and Eric O. Hallman, both of whom are directors, have a 20%, 20%, 8.75% and 5% interest in POMS, respectively. POMS leased to us a 91,788 square foot disposable garment manufacturing facility in Decatur, Alabama. Under a lease effective September 1, 1999, we paid an annual rent of $364,900. This lease was renewed on April 1, 2004 through March 31, 2009 at the same rental rate. We purchased this facility from POMS on April 25, 2005.

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

      On June 1, 1999, we entered into a five year lease agreement (expiring May 31, 2004) with River Group Holding Co., L.L.C. for a 49,500 sq. ft. warehouse facility located next to our existing facility in Decatur, Alabama. River Group Holding Co., L.L.C. is a limited liability company, the members of which are Raymond Smith, John Collins, Eric Hallman, Walter Raleigh (a former Director), Christopher Ryan and Harvey Pride, who all have an equal ownership interest. Mr. Ryan is our Chief Executive Officer, President, Secretary, General Counsel and a director of our company, Messrs. Smith, Collins and Hallman are all directors of our company, and Mr. Pride is our Vice President - Manufacturing. We paid an annual rent of $199,100 for this facility. We were the sole occupant of the facility. This lease was renewed on April 1, 2004 through March 31, 2009 at the same rental rate. We purchased this facility from River Group on May 25, 2005.

                        Related Party-outside contractor

      The Company leases its facility in Mexico from Louis Gomez Guzman, an employee in Mexico until December 2005, pursuant to a lease expiring July 31, 2007 at an annual rental of $121,224. Mr. Guzman is also acting as a contractor for our Mexican facility. His company, Intermack, enables our Mexican facility to increase or decrease production as required without the Company needing to expand its facility. During fiscal 2006, Lakeland de Mexico paid Intermack $938,755 for services relating to contract production.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
------------------------------------------------

      See the information under the caption "Report of the Audit Committee" in the Company's Proxy Statement, which information is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 - K
---------------------------------------------------------------------------

      (a)The following documents are filed as part of this report:

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

            3.    Exhibits:

      Exhibit                              Description

        3.1 Restated Certificate of Incorporation of Lakeland Industries, Inc. (Incorporated by reference to Exhibit 3(a) of Lakeland Industries, Inc.'s Registration Statement on Form S-18 (File No. 33-7512 NY))

        3.2 Bylaws of Lakeland Industries Inc., as amended (Incorporated by reference to Exhibit 3(b) of Lakeland Industries, Inc.'s Registration Statement on Form S-18 (File No. 33-7512 NY))

        10.2 Lease Agreement, dated August 1, 2001, between Southwest Parkway, Inc., as lessor, and Lakeland Industries, Inc., as lessee (Incorporated by reference to Exhibit 10(b) of Lakeland Industries, Inc.'s Annual Report on Form 10-K for the year ended January 31, 2002)

        10.3 Lakeland Industries, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10(n) of Lakeland's Registration Statement on Form S-18 (File No. 33-7512 NY))

        10.4 Employment Agreement, dated September 22, 2003, between Lakeland Industries, Inc. and Raymond J. Smith (Incorporated by reference to Exhibit 10(g) of Lakeland Industries, Inc.'s Quarterly Report on Form 10-Q filed December 12, 2003)

        10.5* Employment, dated February 1, 2006, agreement between Lakeland Industries, Inc. and Harvey Pride, Jr.

        10.7* Employment Agreement, dated February 1, 2006, between Lakeland Industries, Inc. and Christopher J. Ryan

        10.10 Lease Agreement, dated March 1, 2004, between Harvey Pride, Jr., as lessor, and Lakeland Industries, Inc., as lessee

        10.11 Term Loan and Security Agreement, dated July 7, 2005, between Lakeland Industries, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.11 of Lakeland Industries, Inc.'s Quarterly Report on Form 10-Q filed September 7, 2005)

        10.12 Employment Agreement, dated May 23, 2005, between Lakeland Industries, Inc. and James M. McCormick (Incorporated by reference to Exhibit 10(r) of Lakeland Industries, Inc.'s Quarterly Report on Form 10-Q filed June 9, 2005)

        10.13 Employment Agreement, dated September 22, 2003, between Lakeland Industries, Inc. and Paul C. Smith (Incorporated by reference to
                Exhibit 10(s) of Lakeland Industries, Inc.'s Quarterly Report on Form 10-Q filed December 12, 2003)

        10.14 Employment Agreement, dated November 29, 2005, between Lakeland Industries, Inc. and Gary Pokrassa, CPA. (Incorporated by reference to exhibit 10.14 of Lakeland Industries, Inc. Quarterly Report on Form 10-Q filed December 12, 2005)

        10.15 Employment Agreement, dated May 23, 2005, between Lakeland Industries Inc., and Gregory D. Willis (Incorporated by reference to exhibit 10.15 of Lakeland Industries, Inc. Quarterly Report on Form 10-Q filed June 9, 2005)

        10.16 Asset Purchase Agreement, dated July, 2005 between Lakeland Industries, Inc. and Mifflin Valley, Inc. and Lease Agreement and Employment Contract between Lakeland Industries, Inc., and Michael Gallen (Incorporated by reference to exhibit 10.15, 10.16, and 10.17 of Lakeland Industries, Inc.'s Quarterly Report on form 10-Q filed September 7, 2005)

        10.17 Supply Agreement and Option to Purchase, between Lakeland Industries, Inc.'s subsidiary RFB Lakeland Industries Private Ltd. and RFB Latex Private, Ltd. (Incorporated by reference to exhibits 10.18 and 10.19 of Lakeland Industries Inc.'s Quarterly Report on form 10-Q filed December 12, 2005)

        10.18 Asset Purchase Agreement upon exercising of option, between Lakeland Industries, Inc. and RFB Lakeland Industries Private Ltd. (Incorporated by reference to exhibits 10.20 of Lakeland Industries Inc.'s Quarterly Report on form 10-Q filed December 12, 2005)

        10.19 Employment Agreements, between RFB Lakeland Industries Private Ltd. and P.S. Ratra and Kamal Ratra (Incorporated by reference to exhibits 10.21 and 10.22 of Lakeland Industries, Inc.'s Quarterly Report on Form 10-Q filed December 12, 2005)

        10.20 Shareholder Agreement, between Lakeland Industries, Inc. and P.S. Ratra (Incorporated by reference to exhibit 10.23 of Lakeland Industries, Inc.'s Quarterly Report on form 10-Q filed December 12, 2005)

        10.21* Lease Agreement, dated March 1, 2006, between Carlos Tornquist Bertrand, as lessor, and Lakeland Industries, Inc., as lessee

        10.22* Lease Agreement, dated 2006, between Michael Robert Kendall, June Jarvis, and Barnett Waddingham Trustees Limited, as lessor, and Lakeland Industries, Inc., as lessee

        14.1    Lakeland Industries, Inc. Code of Ethics

        21.1    Subsidiaries of Lakeland Industries, Inc. (wholly-owned):

                        Lakeland Protective Wear, Inc.
                        Lakeland de Mexico S.A. de C.V.
                        Laidlaw, Adams & Peck, Inc. and Subsidiary (Meiyang Protective Products Co., Ltd.)
                        Weifang Lakeland Safety Products Co. Ltd.
                        Qing Dao MayTung Healthcare Co., Ltd.
                        Lakeland Industries Europe Ltd.
                        Mifflin Valley, Inc.
                        RFB Lakeland Industries Private, Ltd.

     (b)Reports on Form 8 - K.

        The documents which we incorporate by reference consist of the documents listed below that we have previously filed with the SEC:

        A - On November 9, 2005 the Company filed a Form 8-K notifying of a new Employment Contract.
        B - On December 6, 2005 the Company filed a Form 8-K reporting notice of a teleconference call on December 12, 2005 to discuss the results of the Company's third quarter ended October 31, 2005.
        C - On December 12, 2005 the Company filed a Form 8-K regarding the results for operations of the Company's third quarter ended October 31, 2005.

--------------------


 * Enclosed herein

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 17, 2006
                                LAKELAND INDUSTRIES, INC.

                                By: /s/ Christopher J. Ryan
                                    --------------------------------------------
                                    Christopher J. Ryan, Chief Executive Officer
                                                and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Name                                              Title                               Date
----                                              -----                               ----
/s/ Raymond J. Smith              Chairman of the Board                           April 17, 2006
----------------------------
Raymond J. Smith

/s/ Christopher J. Ryan           Chief Executive Officer, President,             April 17, 2006
----------------------------      General Counsel, Secretary and Director
Christopher J. Ryan

/s/ Gary Pokrassa                 Chief Financial Officer                         April 17, 2006
----------------------------
Gary Pokrassa

/s/ James M. McCormick            Controller and Treasurer                        April 17, 2006
----------------------------
James M. McCormick

/s/ Eric O. Hallman               Director                                        April 17, 2006
----------------------------
Eric O. Hallman

/s/ John J. Collins, Jr.          Director                                        April 17, 2006
----------------------------
John J. Collins, Jr.

/s/ Michael E. Cirenza            Director                                        April 17, 2006
----------------------------
Michael E. Cirenza

/s/ John Kreft                    Director                                        April 17, 2006
----------------------------
John Kreft

/s/ Stephen M. Bachelder          Director                                        April 17, 2006
----------------------------
Stephen M. Bachelder
