Form 10-Q
period 2006-04-30
LAKELAND INDUSTRIES INC
filed 2006-06-08
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 0-15535

LAKELAND INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3115216
(State of incorporation)	(IRS Employer Identification Number)

701 Koehler Avenue, Suite 7, Ronkonkoma, New York	11779
(Address of principal executive offices)	(Zip Code)

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at June 8, 2006 .
Common Stock, $0.01 par value per share	5,018,377 shares.

LAKELAND INDUSTRIES, INC.
AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

LAKELAND INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

 Introduction

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This 10-Q may contain certain forward-looking statements. When used in this 10-Q or in any other presentation, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “project” and similar expressions are intended to identify forward-looking statements. They also include statements containing a projection of sales, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

The forward-looking statements in this 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

• Our ability to obtain fabrics and components from suppliers and manufacturers at competitive prices;
• Risks associated with our international manufacturing operations;
• Potential fluctuations in foreign currency exchange rates;
• Our ability to respond to rapid technological change;
• Our ability to identify and complete acquisitions or future expansion;
• Our ability to manage our growth;
• Our ability to recruit and retain skilled employees, including our senior management;
• Our ability to accurately estimate customer demand;
• Competition from other companies, including some with greater resources;
• Risks associated with sales to foreign buyers;
• Restrictions on our financial and operating flexibility as a result of covenants in our credit facilitates;
• Our ability to obtain additional funding to expand or operate our business as planned;
• The impact of a decline in federal funding for preparations for terrorist incidents;
• The impact of potential product liability claims;
• Liabilities under environmental laws and regulations;
• Fluctuations in the price of our common stock;
• Variations in our quarterly results of operations;
• The cost of compliance with the Sarbanes-Oxley Act of 2002 and rules and regulations relating to corporate governance and public disclosure;
• The significant influence of our directors and executive officer on our company and on matters subject to a vote of our stockholders;
• The limited liquidity of our common stock;
• The other factors referenced in this 10-Q, including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

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

Back to Index

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	April 30, 2006 (Unaudited)	January 31, 2006

Current assets:
Cash	$1,507,573	$1,532,453
Accounts receivable, net of allowance for doubtful
accounts of $373,000 at April 30, 2006 and $323,000 at January 31, 2006	15,749,748	14,221,281
Inventories, net of reserves of $384,000 at April 30,
2006 and $365,000 at January 31, 2006	44,181,504	45,243,490
Deferred income taxes	917,684	917,684
Other current assets	2,360,136	1,804,552
Total current assets	64,716,645	63,719,460
Property and equipment, net of accumulated depreciation of $6,470,000 at April 30, 2006 and $6,201,000 January 31, 2006	7,649,111	7,754,765
Goodwill	871,297	871,297
Other assets	197,997	118,330
	$73,435,050	$72,463,852

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,417,119	$2,536,756
Accrued expenses and other current liabilities	1,439,438	1,302,544
Total current liabilities	5,856,557	3,839,300
Pension liability	473,700	469,534
Deferred income taxes	86,982	86,982
Borrowings under revolving credit
facility	4,760,000	7,272,000
Commitments and contingencies

Stockholders' equity;
Preferred stock, $.01 par; authorized 1,500,000 shares
(none issued)
Common stock, $.01 par; authorized 10,000,000 shares;
issued and outstanding 5,017,046 shares at April 30, 2006 and at January 31, 2006	50,170	50,170
Additional paid-in capital	42,431,221	42,431,221
Retained earnings (1)	19,776,420	18,314,645
Total stockholders' equity	62,257,811	60,796,036
	$73,435,050	$72,463,852

(1) A cumulative total of $11,612,824 has been transferred from retained earnings to additional paid-in-capital and par value of common stock due to three separate stock dividends paid in 2002, 2003 and 2005. As reflected in the Condensed Consolidated Statement of Stockholders’ Equity, $6,162,735 was included in the quarter ended April 30, 2005.

The accompanying notes are an integral part of these financial statements.

Back to Index

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED
	April 30,
	2006	2005

Net sales	$27,222,025	$25,708,928
Cost of goods sold	20,689,295	19,542,049
Gross profit	6,532,730	6,166,879
Operating expenses	4,365,914	3,620,845
Operating profit 4,752,383 4,264,519	2,166,816	2,546,034
Interest and other income, net	14,801	23,462
Interest expense	(70,693)	(430)
Income before income taxes	2,110,924	2,569,066
Provision for income taxes	649,149	856,089
Net income	$1,461,775	$1,712,977
Net income per common share*:
Basic	$.29	$.34
Diluted	$.29	$.34
Weighted average common shares outstanding*:
Basic	5,017,046	5,017,046
Diluted	5,023,388	5,021,476

*Adjusted for the 10% stock dividend to shareholders of record on April 30, 2005.

The accompanying notes are an integral part of these financial statements.

Back to Index

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
Three months ended April 30, 2006

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, January 31, 2006	5,017,046	$50,170	$42,431,221	$18,314,645	$60,796,036

Net Income				1,461,775	1,461,775

Balance April 30, 2006	5,017,046	$50,170	$42,431,221	$19,776,420	$62,257,811

(Reflects the three separate 10% stock dividends issued on July 31, 2002, 2003 and April 30, 2005 which resulted in a cumulative transfer of $11,612,824 from retained earnings to additional paid-in capital and par value of common stock).

The accompanying notes are an integral part of these financial statements.

Back to Index

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	April 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$1,461,775	$1,712,977
Adjustments to reconcile net income to net cash provided
by operating activities:
Reserve for doubtful accounts	50,000	-
Reserve for inventory obsolescence	19,000	(82,240)
Depreciation and amortization	269,110	214,350
Increase in accounts receivable	(1,578,467)	(1,879,905)
Decrease(increase) in inventories	1,042,986	(113,505)
Increase in other assets	(635,251)	(266,416)
Increase in accounts payable, accrued expenses and other liabilities	2,021,423	2,253,690
Net cash provided by operating activities	2,650,576	1,838,951

Cash Flows from Investing Activities:

Purchases of property and equipment	(163,456)	(2,344,273)

Net cash used in investing activities	(163,456)	(2,344,273)

Cash Flows from Financing Activities:
Repayments under loan agreements	(2,512,000)	-
Net cash financing activities	(2,512,000)	-

Net used in decrease in cash	(24,880)	(505,322)
Cash and cash equivalents at beginning of period	1,532,453	9,185,382
Cash and cash equivalents at end of period	$1,507,573	$8,680,060
The accompanying notes are an integral part of these financial statements.

Back to Index

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business

Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is the United States. No customer accounted for more than 10% of net sales during the three month periods ended April 30, 2006 and 2005, respectively.

2.     Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2006.

Certain reclassifications between cost of goods sold and operating expenses were made to the first quarter of fiscal year 2006, in order to be consistent with the second quarter and year to date of fiscal 2006 classifications for the Mexico and China subsidiaries.

The results of operations for the three month period ended April 30, 2006 is not necessarily indicative of the results to be expected for the full year.

3.     Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laidlaw Adams & Peck, Inc., a Delaware Corporation and its Subsidiary MeiYang Protective Products Co., Ltd., (a Chinese corporation), Lakeland Protective Wear, Inc. (a Canadian corporation), Weifang Lakeland Safety Products Co. Ltd. (a Chinese corporation), Qing Dao Maytung Healthcare Co., Ltd. (a Chinese corporation), Lakeland Industries Europe Ltd. (a British corporation), Lakeland de Mexico S.A. de C.V (a Mexican corporation), Mifflin Valley, Inc. (a Delaware corporation) Lakeland Industries, Inc. Agencia en Chile (A Chilean corporation), and RFB Lakeland Private Ltd. (an Indian corporation). All significant inter-company accounts and transactions have been eliminated.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. This interpretation provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities, in which an investor is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the variable interest entity’s residual returns. This interpretation also provides guidance with respect to the disclosure of

Back to Index

variable interest entities in which an investor maintains an interest but is not required to consolidate. The provisions of the interpretation were effective immediately for all variable interest entities created after January 31, 2003, or in which we obtained an interest after that date. In December 2003, the FASB issued a revision to this pronouncement, FIN 46R, which clarified certain provisions and modified the effective date from October 1, 2003 to March 15, 2004 for variable interest entities created before February 1, 2003. The two entities which leased property and buildings to the Company and were owned by related parties, were consolidated in our financial statements for the year ended January 31, 2005 are River Group Holding Co., L.L.P. and POMS Holding Co. Several of the owners of these entities were directors and officers of Lakeland. Under FIN 46, it is likely that leases between an entity and its related parties would be considered a variable interest, even if there is no residual value guarantee or purchase option. The FASB staff’s view is that these elements are implied in a related-party lease even though they may not be explicitly stated in the lease agreement.

Effective February 1, 2004 we adopted this pronouncement. As a result, certain entities which leased property to the Company and were owned by related parties were determined to be Variable Interest Entities and have been consolidated since the Company’s April 30, 2004 quarterly financial statements. Creditors, or beneficial interest holders, of the consolidated variable interest entities have no recourse to the general credit of the Company.

On April 25, 2005, the Company purchased property and buildings from POMS Holding Co. for a net purchase price of $2,067,584. Reference is made to the Company’s filing on Form 8-K dated April 25, 2005.

In April 2005, the Company entered into a real estate purchase contract with River Group Holding Co. to purchase a warehouse and the real property underlying it for $928,686. The Company recorded the purchase on its April 30, 2005 financial statements. The purchase of this property was completed on May 25, 2005. Thus, the Company deemed the impact of FIN 46R to be de minimis for the October 31, 2005 financial statements.

There are no variable interest entities in which the “Company” is not the primary beneficiary.

4.     Business Combinations

On August 1, 2005, the Company acquired the assets and operations and assumed certain liabilities of Mifflin Valley, Inc., (“Mifflin”) of Shillington, PA for an initial purchase price of $1.58 million, subject to certain adjustments.  Final payment was made in November 2005 following the audit of a closing date balance sheet. The final price amounted to $1.86 million and included adjustments for the payoff of a revolving loan of $.186 million and adjustments for inventory, fixed asset values and allowance for doubtful accounts. Mifflin did approximately $2.6 million of sales in 2004, and $1.5 million for the six months ended June 30, 2005.  Mifflin is a manufacturer of protective clothing specializing in safety and visibility, largely for the Emergency Services market, and also for the entire public safety and traffic control market.  Mifflin specializes in customized garments to suit customers’ needs, coupled with quality, service, price and delivery.  Mifflin’s products include flame retardant garments for the Fire Industry, Nomex clothing for utilities, and high visibility reflective outerwear for Departments of Transportation. The purchase was effective as of July 1, 2005 and the results of Mifflin’s operations have been included since July 1 in the Company’s reported results.

Back to Index

5.     Inventories:

Inventories consist of the following:

	April 30,	January 31,
	2006	2006
Raw materials	$21,276,008	$18,656,894
Work-in-process	2,562,994	1,996,027
Finished Goods	20,342,502	24,590,569
	$44,181,504	$45,243,490

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

The following table sets forth the computation of basic and diluted earnings per share April 30, 2006 and 2005, adjusted, retroactively, for the 10% Stock dividends to Shareholders on April 30, 2005.

	Three Months Ended
	April 30,
	2006	2005
Numerator
Net income	$1,461,775	$1,712,977
Denominator
Denominator for basic earnings per share	5,017,046	5,017,046
(Weighted-average shares)
Effect of dilutive securities	6,342	4,430
Denominator for diluted earnings per share	5,023,388	5,021,476
(adjusted weighted average shares)
Basic earnings per share	$.29	$.34
Diluted earnings per share	$.29	$.34
Options to purchase 11,000 shares of the Company’s common stock have been excluded for the three months ended April 30, 2005 as their inclusion would be anti-dilutive.

Back to Index

7.     Revolving Credit Facility

At April 30, 2006, the balance outstanding under our $25 million five year revolving credit facility amounted to $4.76 million. The credit facility is collateralized by substantially all of the assets of the Company. The credit facility contains financial covenants, including, but not limited to, fixed charge ratio, funded debt to EBIDTA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at April 30, 2006 and for the period then ended. The weighted average interest rate for the three month period ended April 30, 2006 was 5.22%.

8.     Major Supplier

We purchased 64.2% of our raw materials from one supplier during the three-month period ended April 30, 2006. We expect this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; however, our competitive position in the marketplace could be adversely affected.

9.     Employee Stock Compensation

The Company’s Director’s Plan permits the grant of share options and shares to its Directors for up to 60,000 shares of common stock as stock compensation. All stock options under this Plan are granted at the fair market value of the common stock at the grant date. This date is fixed only once a year upon a Board Member’s re-election to the Board at the Annual Shareholders’ meeting which is the third Wednesday in June Pursuant to the Director’s Plan and out Company By-Laws. Directors stock options vest ratably over a 6 month period and generally expire 6 years from the grant date.

Effective February 1, 2006, the Company’s Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards (“FAS” No. 123 (R)”), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to February 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed this intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to February 1, 2006.

In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or

Back to Index

after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

As a result of the adoption of FAS 123 (R), the Company’s results for the three month period ended April 30, 2006 include share-based compensation expense equaling $0. Stock compensation expense recorded under APB No. 25 in the Consolidated Statements of Operations for the three months ended April 30, 2005 was $0.

The following table represents our stock options granted, exercised, and forfeited during the first quarter of 2007.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2006	17,963	$12.61	3.7 years
Granted Exercised Forfeited/expired	- -	- -
Outstanding at April 30, 2006	17,963	$12.61	3.4 years
Exercisable at April 30, 2006	17,963	$12.61	3.4 years

10.   Manufacturing Segment Data

  Domestic and international sales are as follows in millions of dollars:

	Three Months Ended
	April 30,
	2006		2005
Domestic	$24.2	89.1%	$22.9	89.1%
International	3.0	10.9%	2.8	10.9%
Total	$27.2	100%	$25.7	100%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Decatur, Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products), Celaya, Mexico (primarily disposable, glove and chemical suit production) St. Joseph, Missouri and Shillington, Pennsylvania (primarily woven products production). We also maintain three manufacturing facilities in China (primarily disposable and chemical suit production) and a glove manufacturing facilities in New Delhi, India. Our China facilities and our Decatur, Alabama facility produce the majority of the Company’s products. The accounting policies of these operating entities are the same as those described in Note 1 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2006. We evaluate the performance of these

Back to Index

entities based on operating profit which is defined as income before income taxes, interest expense and other income and expenses. We have small sales forces in Canada, Europe and China which sell and distribute products shipped from the United States, Mexico or China. The table below represents information about reported manufacturing segments for the three months noted therein:

	Three Months Ended April 30, (in millions of dollars)

	2006	2005
Net Sales:
North America	$28.5	$27.3
China	2.6	2.0
Less inter-segment sales	(3.9)	(3.6)
Consolidated sales	$27.2	$25.7
Operating Profit:
North America	$1.9	$2.1
China	.4	.4
Less inter-segment profit (loss)	(.1)	(.0)
Consolidated profit	$2.2	$2.5
Identifiable Assets (at Balance Sheet date or change during quarter):
North America	$66.7	$55.1
China	6.7	8.9
Consolidated assets	$73.4	$64.0
Depreciation and Amortization Expense:
North America	$.16	$.11
China	$.11	.10
Consolidated depreciation expense	$.27	$.21

11.   Effects of Recent Accounting Pronouncements

In 2005, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No 155, Accounting for Certain Hybrid Instruments amending the guidance in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for the whole instrument on a fair value basis. SFAS 155 will be effective for financial instruments acquired or issued during our fiscal year that begins after September 15, 2006. We presently do not expect SFAS 155 to be applicable to any instruments likely to be acquired or issued by us.

In 2005, the FASB also issued SFAS 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. SFAS 156 further amends the guidance in SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and, among other things, requires recognition of a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. Statement 156 will be effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We presently do not expect SFAS 156 to be applicable to any of our activities.

Back to Index

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

Upon conclusion of these two real estate purchase contracts, the Company no longer had related party transactions requiring the recording of variable interest entities under FIN46R. Other than the above entries, the Company has not recorded the effects of FIN46R in the current fiscal year. The Company deems any such impact to be immaterial.

 Building purchase in New York:

On May 10, 2005 the Company purchased a 6,250 square foot office condominium to serve as its Corporate Headquarters. The purchase price was $640,000 plus $9,161 in closing costs. The lease on its previous location amounted to $51,202 annually and expired on June 30, 2005. The new address is 701 Koehler Avenue, Suite 7, Ronkonkoma, NY 11779.

13. Related Party Transactions

In connection with the asset purchase agreement, dated July 2005, between the Company and Mifflin Valley, Inc., the Company entered into a five year lease agreement with the seller (now an employee of the Company) to rent the manufacturing facility owned by the seller an annual rental of $55,560, or a per square foot rental of $3.00. This amount was obtained prior to the acquisition from an independent appraisal of the fair market rental value per square feet. In addition the Company has, starting January 1, 2006 rented 12,000 sq ft of warehouse space in PA from this employee, on a month by month basis, for the monthly amount of $3.35 per square foot.

Back to Index

14.   Formation of New Subsidiaries

During the quarter ended October 31, 2005, a new subsidiary RFB Lakeland Private LTD. (an Indian corporation) was formed to execute the supply agreement with RFB Latex Private LTD. dated October 25, 2005, and to exercise the option to buy its industrial glove business for $2.7 million after one year, if certain conditions are met and approved by the Company’s Board of Directors. The Company’s minimum commitment is approximately $250,000. On March 13, 2006 Lakeland Industries, Inc. Agencia en Chile was formed to facilitate the opening of a new sales and warehousing operation in Santiago, Chile to service South American markets.

15.   Contingencies - Tax Audit

The Company’s Federal Income Tax returns for the fiscal years ended January 31, 2003 and 2004 are currently under audit by the Internal Revenue Service. The final results of these audits cannot be estimated by management. It is anticipated that the audits will be concluded by mid Fiscal 2007.

16.   Mexican Tax Situation

In August, 2001 Guanajuato Mexico, Secretaria de Hacienda Credito Publico (“Hacienda”) began an audit of our wholly-owned subsidiary Lakeland de Mexico de SA de CV. The audit resulted in a claim by Hacienda for 9,195,254 Mexican Pesos (approximately $800,000 USD, based on exchange rate on June 7, 2006) in December 2002 alleging that it was not proven that Lakeland’s imports into Mexico were re-exported and therefore no tariffs or taxes were due. In June 2002 Hacienda’s Legal Department in an administrative opinion dismissed this deficiency in total. In December 2003 the Hacienda Audit Department changed tactics and reinstated the deficiency based on new legal theories. In response to this second claim, in March 2004 Lakeland de Mexico filed a Nullity Proceeding against hacienda at the Tribunal Federal de Justica Fiscal Administrativa, Celaya, Guanajuato to nullify Hacienda’s tax liens and deficiencies. Lakeland has from inception, re-exported all its production to Lakeland USA or its affiliates. Based on legal opinions from two outside Mexican counsels we believe our nullity proceeding should be successful in the Mexican judicial system.

Back to Index

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations

You should read the following summary together with the more detailed business information and consolidated financial statements and related notes that appeared in Form 10-K and Annual Report and in the documents that were incorporated by reference into Form 10-K for the year ended January 31, 2006. This document may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements.

Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. Our products are sold by our in-house sales force and independent sales representatives to a network of over 800 safety and mill supply distributors. These distributors in turn supply end user industrial customers such as chemical/petrochemical, automobile, steel, glass, construction, smelting, janitorial, pharmaceutical and high technology electronics manufacturers, as well as hospitals and laboratories. In addition, we supply federal, state and local governmental agencies and departments such as fire and police departments, airport crash rescue units, the Department of Defense, Central Intelligence Agency, Federal Bureau of Investigation and the Centers for Disease Control.

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

Back to Index

Income Taxes and Valuation Reserves. We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of preparing our consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carry forwards and tax credits, are recorded as deferred tax assets or liabilities on our balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be realized from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event we determine that we may not be able to realize all or part of our deferred tax asset in the future, or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to net income in the period of such determination. The Company’s Federal Income Tax returns for the fiscal years ended January 31, 2003 and 2004 are currently under audit by the Internal Revenue Service. The final results of these audits cannot be estimated by management at this time, but management does not believe the results of the audit will have a material effect on the financial condition of the Company.

Valuation of Goodwill and Other Intangible Assets. On February 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which provides that goodwill and other intangible assets are no longer amortized, but are assessed for impairment annually and upon occurrence of an event that indicates impairment may have occurred. Goodwill impairment is evaluated utilizing a two-step process as required by SFAS No. 142. Factors that we consider important that could identify a potential impairment include: significant underperformance relative to expected historical or projected future operating results; significant changes in the overall business strategy; and significant negative industry or economic trends. When we determine that the carrying value of intangibles and goodwill may not be recoverable based upon one or more of these indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method. Estimating future cash flows requires our management to make projections that can differ materially from actual results.

In July 2005 (in a transaction which closed August 1, 2005) the Company purchased Mifflin Valley, Inc. As a result of this purchase Goodwill was recorded in the amount of $840,777, after reflecting certain adjustments per the contract, resulting in a total purchase price of $1,907,680.

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

Back to Index

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Balance Sheet Fluctuation April 30, 2006 as compared to January 31, 2006

Accounts receivable increased by $1.5 million as sales for the three months ended April 30, 2006 increased by 10.79% over the three months ended January 31, 2006. Inventory decreased $1.1 million as the Company reduced the rate of purchases made on raw materials during the three months ended April 30, 2006.

Accounts payable increased as the purchase of raw materials was significantly higher in the latter part of April 2006 primarily as compared to January 2006. At April 30, 2006 the Company had an outstanding loan balance of $4.76 million under its facility with Wachovia Bank, N.A. down from $7.272 million at January 31, 2006 as a result of the decrease in raw materials purchasing. Total stockholder’s equity increased by the net income for the period of $1.46 million

Three months ended April 30, 2006 as compared to the three months ended April 30, 2005

Net Sales. Net sales increased $1.5 million, or 5.9% to $27.2 million for the three months ended April 30, 2006 from $25.7 million for the three months ended April 30, 2005. The increase was primarily due to growth in sales by our wovens division and the India and UK subsidiaries and the acquired Mifflin Valley, Inc., offset partially by decreased sales in disposable and chemical protection garments to meet competitive conditions.

Gross Profit. Gross profit increased $0.37 million or 5.9% to $6.5 million for the three months ended April 30, 2006 from $6.2 million for the three months ended April 30, 2005. Gross profit as a percentage of net sales increased to 24% for the three months ended April 30, 2006 from 23.9% for the three months ended April 30, 2005, primarily due to the continuation of cost reduction programs shifting production from the US to China and Mexico, and the inclusion of Mifflin Valley, Inc. results which has higher profit margins than most of Lakeland’s other product lines have a higher margin than Lakeland overall, partially offset by rising raw material costs.

Operating Expenses. Operating expenses increased $0.75 million, or 20.6% to $4.4 million for the three months ended April 30, 2006 from $3.6 million for the three months ended April 30, 2005. As a percent of sales, operating expenses increased to 16.0% for the three months ended April 30, 2006 from 14.1% for the three months ended April 30, 2005. The $0.75 million increase in operating expenses in the three months ended April 30, 2006 as compared to the three months ended April 30, 2005 was principally due to increases (decreases) in expenses (which includes Mifflin Valley, Chile, and India subsidiaries and the Japanese division all of which were not included in operations at April 30, 2005):

Salaries	$0.382 million *
Sales commissions	$0.176 million
Sales related expenses	$0.025 million
Insurance	$.011 million
Pension reversal	$0.040 million
Consulting	$(0.047 million)
Bad debt expenses	$0.030 million
Payroll taxes	$0.048 million
Employee benefits	$0.023 million
Bank fees	$0.032 million
All other G&A	$0.045 million
Currency conversion	$(0.015 million)

* Largely results from department reassignments of company personnel in Q2 of fiscal 2006.

Interest Expenses. Interest expenses increased by $0.07 million for the three months ended April 30, 2006 as compared to the three months ended April 30, 2005 because of higher amounts borrowed under our

Back to Index

credit facility and increased rates of interest borrowings under our credit facility.

Income Tax Expense. Income tax expenses consist of federal, state, and foreign income taxes. Income tax expenses decreased $0.207 million, or 31.9%, to $0.65 million for the three months April 30, 2006 from $0.86 million for the three months ended April 30, 2005. Our effective tax rates were 30.8% and 33.3% for the three months ended April 30, 2006 and 2005, respectively. Our effective tax rate varied from the federal statutory rate of 34% due primarily to lower foreign taxes, partially offset by state taxes. Our effective tax rate declined due to an increase in production in China.

Net Income. Net income decreased $0.25 million, or 14.7% to $1.5 million for the three months ended April 30, 2006 from $1.7 million for the three months ended April 30, 2005. The decrease in net income primarily resulted from costs associated with the new Chile, India, and Japan subsidiaries and to meeting competitive conditions in our disposable garment division.

Liquidity and Capital Resources

Cash Flows

As of April 30, 2006 we had cash and cash equivalents of $1.5 million and working capital of $58.9 million, decreases of $0.024 million and $1.0 million, respectively, from January 31, 2006. Our primary sources of funds for conducting our business activities have been cash flow provided by operations and borrowings under our credit facilities described below. We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

Net cash provided by operating activities of $2.7 million for the three months ended April 30, 2006 was due primarily to net income from operations of $1.4 million, an increase in accounts payable of $2.0 million, a decrease in inventories of $1.0 million and an increase in accounts receivable of $1.6 million. Net cash used in investing activities of $0.16 million in the three months ended April 30, 2006, was due to purchases of property and equipment.

Net cash provided by operating activities of $1.8 million for the three months ended April 30, 2005 was due primarily to net income from operations of $1.7 million, an increase in accounts receivable of $1.9 million, an increase in accounts payable of $2.3 million. Net cash used in investing activities of $2.3 million in the three months ended April 30, 2005, was due to purchases of property and equipment.

We currently have one credit facility - a $25 million revolving credit, of which $4.76 million of borrowings were outstanding as of April 30, 2006. On July 10, 2005 the Company entered into a $25 million five year secured revolving loan agreement to replace the former two facilities, one of which was to expire on July 31, 2005. Our credit facility requires that we comply with specified financial covenants relating to fixed charge ratio, debt to EBIDTA coverage, and inventory and accounts receivable collateral coverage ratios. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facility would allow the lender to declare all amounts outstanding to be immediately due and payable. Our lender has a security interest in substantially all of our assets to secure the debt under our credit facility. As of April 30, 2006, we were in compliance with all covenants contained in our credit facility.

We believe that our current cash position of $1.5 million, our cash flow from operations along with borrowing availability under our $25 million revolving credit facility will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

Capital Expenditures

Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment, and leasehold improvements, as well as payments related to the construction of our facilities in China. Our facilities in China are not encumbered by commercial bank mortgages and thus Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. Our capital expenditures are expected to be approximately and $1.2 million for capital equipment, primarily computer equipment and apparel manufacturing equipment in fiscal 2007, and approximately $2

Back to Index

million for a new Canadian facility (some of which will be incurred in FY 08).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

 Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Lakeland Industries, Inc.’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of Lakeland Industries, Inc.’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(c) under the Securities Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting - Lakeland Industries, Inc.’s management, with the participation of Lakeland Industries, Inc.’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the first quarter of fiscal 2007. Based on that evaluation, management concluded that there has been no change in Lakeland Industries, Inc.’s internal control over financial reporting during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting.

Through the twenty seven months ended April 30, 2006 additional expense has been incurred relating to documenting and testing the systems of internal controls. The Company hired internal auditors in 2004 and 2005 and has contracted with an independent consultant for services related to overall Sarbanes-Oxley Act compliance and more specifically Section 404, in February 2004. The total cumulative amount expensed so far is approximately $760,000.

Back to Index

 PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K:

a -	On April 10, 2006, the Company filed a Form 8-K under Item 2.02, relating to a Notice of Teleconference call for 9:00 AM April 17, 2006.

On April 17, 2006, the Company filed a Form 8-K for the purpose of furnishing under Items 2.02 and 9.01 a press release announcing results of operations for the year ended January 31, 2006.

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: June 8, 2006	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President,
Secretary and General Counsel
(Principal Executive Officer and
Authorized Signatory)

Date: June 8, 2006	/s/Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and
Authorized Signatory)

Back to Index