Form 10-Q
period 2006-07-31
LAKELAND INDUSTRIES INC
filed 2006-09-07
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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
YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at September 7, 2006
Common Stock, $0.01 par value per share	5,521,824 shares.

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

The forward-looking statements in this 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	Our ability to obtain fabrics and components from suppliers and manufacturers at competitive prices or prices that vary from quarter to quarter;
•	Risks associated with our international manufacturing and start up sales operations;
•	Potential fluctuations in foreign currency exchange rates;
•	Our ability to respond to rapid technological change;
•	Our ability to identify and complete acquisitions or future expansion;
•	Our ability to manage our growth;
•	Our ability to recruit and retain skilled employees, including our senior management;
•	Our ability to accurately estimate customer demand;
•	Competition from other companies, including some with greater resources;
•	Risks associated with sales to foreign buyers;
•	Restrictions on our financial and operating flexibility as a result of covenants in our credit facilitates;
•	Our ability to obtain additional funding to expand or operate our business as planned;
•	The impact of a decline in federal funding for preparations for terrorist incidents;
•	The impact of potential product liability claims;
•	Liabilities under environmental laws and regulations;
•	Fluctuations in the price of our common stock;
•	Variations in our quarterly results of operations;
•	The cost of compliance with the Sarbanes-Oxley Act of 2002 and rules and regulations relating to corporate governance and public disclosure;
•	The significant influence of our directors and executive officer on our company and on matters subject to a vote of our stockholders;
•	The limited liquidity of our common stock;
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

Back to Index

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	July 31, 2006 (Unaudited)	January 31, 2006

Current assets:
Cash	$2,304,902	$1,532,453
Accounts receivable, net of allowance for doubtful accounts of $85,000 at July 31, 2006 and $323,000 at January 31, 2006	12,527,091	14,221,281
Inventories, net of reserves of $372,000 at July 31,
2006 and $365,000 at January 31, 2006	46,934,020	45,243,490
Deferred income taxes	917,684	917,684
Other current assets	2,320,946	1,804,552
Total current assets	65,004,643	63,719,460
Property and equipment, net of accumulated depreciation of $6,702,000 at July 31, 2006 and $6,201,000 January 31, 2006	7,628,881	7,754,765
Goodwill	871,297	871,297
Other assets	272,586	118,330
	$73,777,407	$72,463,852

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,845,254	$2,536,756
Accrued expenses and other current liabilities	693,265	1,302,544
Total current liabilities	2,538,519	3,839,300
Pension liability	473,700	469,534
Deferred income taxes	86,982	86,982
Borrowings under revolving credit facility	7,054,000	7,272,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par; authorized 1,500,000 shares (none issued)
Common stock, $.01 par; authorized 10,000,000 shares; issued and outstanding 5,521,824 shares at July 31, 2006 and 5,017,046 shares at January 31, 2006	55,219	50,170
Additional paid-in capital	48,824,964	42,431,221
Retained earnings (1)	14,744,023	18,314,645
Stockholders' equity	63,624,206	60,796,036
	$73,777,407	$72,463,852

(1) A cumulative total of $17,999,739 has been transferred from retained earnings to additional paid-in-capital and par value of common stock due to four separate stock dividends paid in 2002, 2003, 2005 and 2006. As reflected in the Condensed Consolidated Statement of Stockholders’ Equity, $6,386,916 was included in the six months ended July 31, 2006.

The accompanying notes are an integral part of these financial statements.

Back to Index

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED July 31,		SIX MONTHS ENDED July 31,
	2006	2005	2006	2005

Net sales	$24,086,862	$25,089,146	$51,308,887	$50,798,074
Cost of goods sold	17,621,040	19,293,516	38,310,335	38,835,565
Gross profit	6,465,822	5,795,630	12,998,552	11,962,509
Operating expenses	4,384,931	3,589,281	8,750,845	7,210,126
Operating profit	2,080,891	2,206,349	4,247,707	4,752,383
Interest and other income, net	18,184	65,562	32,985	89,024
Interest expense	(116,080)	(3,582)	(186,773)	(4,102)
Income before income taxes	1,982,995	2,268,329	4,093,919	4,837,395
Provision for income taxes	628,476	620,119	1,277,625	1,476,208
Net income	$1,354,519	$1,648,210	$2,816,294	$3,361,187
Net income per common share*:
Basic	$.25	$.30	$.51	$.61
Diluted	$.25	$.30	$.51	$.61
Weighted average common shares outstanding*:
Basic	5,520,981	5,518,751	5,519,938	5,518,751
Diluted	5,524,110	5,523,164	5,524,093	5,523,394

*Adjusted for the 10% stock dividend to shareholders of record on April 30, 2005 and August 1, 2006.

The accompanying notes are an integral part of these financial statements.

Back to Index

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
Six months ended July 31, 2006

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, January 31, 2006	5,017,046	$50,170	$42,431,221	$18,314,645	$60,796,036
Net Income				2,816,294	2,816,294
Exercise of Stock Options	2,662	27	11,849	----	11,876
10% Stock Dividend	502,116	5,022	6,381,894	(6,386,916)	---

Balance July 31, 2006	5,521,824	$55,219	$48,824,964	$14,744,023	$63,624,206

(Reflects four separate 10% stock dividends issued on July 31, 2002, 2003, April 30, 2005 and August 1, 2006, which resulted in a cumulative transfer of $17,999,739 from retained earnings to additional paid-in capital and par value of common stock).

The accompanying notes are an integral part of these financial statements.

Back to Index

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED July 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$2,816,294	$3,361,187
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock based compensation	42,451	----
Reserve for doubtful accounts	69,474	----
Reserve for inventory obsolescence	25,347	(4,601)
Depreciation and amortization	501,466	467,000
Increase in accounts receivable	1,624,716	109,600
Increase in inventories	(1,715,877)	(4,425,529)*
Increase in other assets	(670,651)	(87,522)
(Decrease) Increase in accounts payable, accrued expenses and other liabilities	(1,339,065)	450,547

Net cash provided by (used in) operating activities	1,354,155	(129,318)

Cash Flows from Investing Activities:

Purchases of property and equipment	(375,582)	(3,821,157)

Net cash used in investing activities	(375,582)	(3,821,157)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	11,876	-----
(Repayments) Borrowing under loan agreements	(218,000)	1,881,933
Net cash (used in) provided by financing activities	(206,124)	1,881,933

Net increase (decrease) in cash	772,449	(2,068,542)
Cash and cash equivalents at beginning of period	1,532,453	9,185,382
Cash and cash equivalents at end of period	$2,304,902	$7,116,840

*Inventory increased as production increased for the second half demand and accelerated purchases made on raw materials in anticipation of the July 1, 2005 price increase.

The accompanying notes are an integral part of these financial statements.

Back to Index

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business

Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is the United States. No customer accounted for more than 10% of net sales during the six month periods ended July 31, 2006 and 2005, respectively.

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

The results of operations for the three and six month periods ended July 31, 2006 is not necessarily indicative of the results to be expected for the full year.

3.	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laidlaw Adams & Peck, Inc., a Delaware Corporation and its Subsidiary MeiYang Protective Products Co., Ltd., (a Chinese corporation), Lakeland Protective Wear, Inc. (a Canadian corporation), Weifang Lakeland Safety Products Co. Ltd. (a Chinese corporation), Qing Dao Maytung Healthcare Co., Ltd. (a Chinese corporation), Lakeland Industries Europe Ltd. (a British corporation), Lakeland de Mexico S.A. de C.V (a Mexican corporation), Mifflin Valley, Inc. (a Delaware corporation) Lakeland Industries, Inc. Agencia en Chile (A Chilean corporation), RFB Lakeland Private Ltd. (an Indian corporation) and Lakeland Protective Real Estate (a Canadian Corporation). All significant inter-company accounts and transactions have been eliminated.

Back to Index

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

Back to Index

5.	Inventories:

Inventories consist of the following:

	July 31, 2006	January 31, 2006
Raw materials	$22,576,710	$18,656,894
Work-in-process	2,413,070	1,996,027
Finished Goods	21,944,240	24,590,569
	$46,934,020	$45,243,490

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in-first-out basis) or market.

6.	Earnings Per Share:

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

The following table sets forth the computation of basic and diluted earnings per share at July 31, 2006 and 2005, adjusted, retroactively, for the 10% Stock dividends to Shareholders on April 30, 2005 and August 1, 2006.

	Three Months Ended July 31,		Six Months Ended July 31
	2006	2005	2006	2005
Numerator
Net Income	$1,354,519	$1,648,210	$2,816,294	$3,361,187
Denominator
Denominator for basic earnings per share (Weighted-average shares)	5,520,981	5,518,751	5,519,938	5,518,751
Effect of dilutive securities	3,129	4,413	4,155	4,643
Denominator for diluted earnings per share	5,524,110	5,523,164	5,524,093	5,523,394
(adjusted weighted average shares)
Basic earnings per share	$.25	$.30	$.51	$.61
Diluted earnings per share	$.25	$.30	$.51	$.61

Back to Index

7.	Revolving Credit Facility

At July 31, 2006, the balance outstanding under our $25 million five year revolving credit facility amounted to $7.054 million. The credit facility is collateralized by substantially all of the assets of the Company. The credit facility contains financial covenants, including, but not limited to, fixed charge ratio, funded debt to EBIDTA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at July 31, 2006 and for the period then ended. The weighted average interest rate for the three month and six month periods ended July 31, 2006 was 5.93% and 5.64%, respectively.

8.	Major Supplier

We purchased 65.7% of our raw materials from one supplier during the six-month period ended July 31, 2006. We expect this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; however, our competitive position in the marketplace could be adversely affected.

9.	Employee Stock Compensation

The Company’s Director’s Plan permits the grant of share options and shares to its Directors for up to 60,000 shares of common stock as stock compensation. All stock options under this Plan are granted at the fair market value of the common stock at the grant date. This date is fixed only once a year upon a Board Member’s re-election to the Board at the Annual Shareholders’ meeting which is the third Wednesday in June pursuant to the Director’s Plan and our Company By-Laws. Directors’ stock options vest ratably over a 6 month period and generally expire 6 years from the grant date.

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

Prior to February 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

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

Back to Index

In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

The following table represents our stock options granted, exercised, and forfeited during the second quarter of 2007.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at April 30, 2006	17,963	$12.61	3.7 years
Exercised	2,662	4.46
Forfeited/expired
Granted	2,000	14.41
10% Stock Dividend Adjustment	1,730
Outstanding at July 31, 2006	19,031	$12.79	3.1 years	$30,085
Exercisable at July 31, 2006	16,831	$12.75	3.1 years	$30,085

Restricted Stock Plan and Performance Equity Plan

On June 21, 2006, the shareholders of the Company approved a restricted stock plan. A total of 253,000* shares of restricted stock were authorized under this plan. Under the restricted stock plan, eligible employees and directors are awarded performance-based restricted shares of the Corporation’s common stock. The amount recorded as expense for the performance-based grants of restricted stock are based upon an estimate made at the end of each reporting period as to the most probable outcome of this plan at the end of the three year performance period. (e.g., baseline, minimum, maximum or zero). In addition to the grants with vesting based solely on performance ,, certain awards pursuant to the plan have a time-based vesting requirement, under which awards vest from three to four years after issuance, subject to continuous employment and certain other conditions. Restricted stock have the same voting rights as other common stock. Restricted stock awards do not have voting rights, and the underlying shares are not considered to be issued and outstanding until vested.

The Company has granted up to a maximum of 131,893 restricted stock awards as of July 31, 2006 (88,223 shares at “baseline” and 45,543 shares at “minimum”). All of these restricted stock awards are non-vested at July 31, 2006 and have a weighted average grant date fair value of $13.09. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of July 31, 2006, unrecognized stock-based compensation expense related to restricted stock awards totaled $1,706,352, before income taxes, based on the maximum performance award level. Such unrecognized stock-based compensation expense related to restricted stock awards totaled $1,134,275 and $575,167 at the baseline and minimum performance levels, respectively. The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years. The board has estimated its current performance level to be at the minimum level and expenses have been recorded accordingly. The performance based awards are not considered stock equivalents for EPS purposes

Share-Based Compensation

The Corporation adopted SFAS No. 123R on February 1, 2006, under the modified prospective method of adoption. The Corporation recognized total stock-based compensation costs of $42,451, of which $21,101 results from the 2006 Equity Incentive Plan, and $21,350 results from the Non-Employee Directors Option Plan for the three months ended July 31, 2006 and $0 for July 31, 2005, respectively. These amounts are reflected in selling, general and administrative expenses. The total income tax benefit recognized for stock-based compensation arrangements was $15,282 and $0 for the three months ended July 31, 2006 and July 31, 2005, respectively.

Back to Index

Adoption of New Accounting Standards for Share-Based Payment

As more fully disclosed in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2006, in December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. This Statement revises SFAS No. 123 by eliminating the option to account for employee stock options under Accounting Principles Board Opinion No. 25 (APB No. 25) and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).

SFAS No. 123R permits public companies to adopt its requirement using one of two methods. The Company has adopted SFAS No. 123R under the modified prospective method. The Corporation adopted SFAS No. 123R effective February 1, 2006, using the modified prospective method of adoption. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting period.

The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period:

	Three Months Ended	Six Months Ended
	July 31,	July 31,
	2005	2005
Net income as reported	$1,648,210	$3,361,187

Less:
Option expense based on fair value method	----	9,627
Pro forma	$1,648,210	$3,351,560
Basic earnings per common share
As reported	$.33	$.67
Pro forma	$.33	$.67
Diluted earnings per common share
As reported	$.33	$.67
Pro forma	$.33	$.67

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the quarters and six months ended July 31, 2005:

Expected volatililty of 87% and 64%, respectively; risk-free interest rate of 3.6% and 2.93%, respectively; expected dividend yield jof 0.0%; and expected life of six years. All stock-based awards were fully vested at July 31, 2005. Earnings per share and options granted have been adjusted to reflect the 10% stock dividends to stockholders of record as of April 30, 2005. During the three months ended July 31, 2005, no options were granted or exercised.

Back to Index

10.	Manufacturing Segment Data

Domestic and international sales are as follows in millions of dollars:

	Three Months Ended July 31,				Six Months Ended July 31,
	2006		2005		2006		2005
Domestic	$21.5	89.2%	$22.1	88.0%	$45.7	89.1%	$45.0	88.6%
International	2.6	10.8%	3.0	12.0%	5.6	10.9%	5.8	11.4%
Total	$24.1	100%	$25.1	100%	$51.3	100%	$50.8	100%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Decatur, Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products), Celaya, Mexico (primarily disposable, glove and chemical suit production) St. Joseph, Missouri and Shillington, Pennsylvania (primarily woven products production). We also maintain three manufacturing facilities in China (primarily disposable and chemical suit production) and a glove manufacturing facilities in New Delhi, India. Our China facilities and our Decatur, Alabama facility produce the majority of the Company’s products. The accounting policies of these operating entities are the same as those described in Note 1 to our Annual Report on Form 10-K for the year ended January 31, 2006. We evaluate the performance of these entities based on operating profit which is defined as income before income taxes, interest expense and other income and expenses. We have small sales forces in Canada, Europe, Chile and China which sell and distribute products shipped from the United States, Mexico or China.

The table below represents information about reported manufacturing segments for the three months noted therein:

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, 2006 (in millions of dollars)

	2006	2005	2006	2005
Net Sales:
North America	$25.3	$26.6	$53.8	$53.9
China	3.0	2.8	5.6	4.8
Less inter-segment sales	(4.2)	(4.3)	(8.1)	(7.9)
Consolidated sales	$24.1	$25.1	$51.3	$50.8
Operating Profit:
North America	$1.8	$1.6	$3.6	$3.8
China	.5	.7	.9	1.1
Less inter-segment profit (loss)	(.2)	(.1)	(.3)	(.1)
Consolidated profit	$2.1	$2.2	$4.2	$4.8

Identifiable Assets (at Balance Sheet date or change during quarter):
North America	$.10	$2.00	$66.8	$57.1
China	.30	.9	7.0	9.8
Consolidated assets	$.40	$2.90	$73.8	$66.9
Depreciation and Amortization Expense:
North America	$.14	$.19	$.30	$.30
China	.09	.10	.20	.20
Consolidated depreciation expense	$.23	$.29	$.50	$.50

Back to Index

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

In 2005, the FASB also issued SFAS 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. SFAS 156 which further amends the guidance in SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and, among other things, requires recognition of a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. Statement 156 will be effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We presently do not expect SFAS 156 to be applicable to any of our activities.

12.	Real Estate Purchases

In April 2005, the Company entered into two separate real estate purchase contracts, one with POMS Holding Co. and one with River Group Holding Co., L.L.P., both related parties. The Company purchased the land and buildings in Decatur, Alabama that it had leased from these related parties since their inception, POMS Holding Co. (1984) and River Group Holding Co. (1999). The purchase price was $2,056,000 for the POMS property and $925,000 for the River Group property determined by averaging three separate and independent real estate appraisals. The partnerships were accounted for in accordance with FIN46R and were reflected in the financial statements for the fiscal year ended January 31, 2005.

In contemplation of the real estate purchases, the Company entered into an agreement, dated March 4, 2005, with an officer of Lakeland (who was a partner in POMS & River Group) to acquire his interest for $565,367 ($411,200 for POMS and $154,167 for River Group), at the same proportional valuation as the overall property.

On April 25, 2005 the Company closed on the real estate purchase contract with POMS paying a net amount of $1,656,384 ($2,056,000-$411,200 already paid +$11,584 in closing costs). The Company paid rent from February 1, 2005 until April 25, 2005 of $86,157, which is charged to rent expense.

Back to Index

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

During the quarter ended October 31, 2005, a new subsidiary RFB Lakeland Private LTD. (an Indian corporation) was formed to execute the supply agreement with RFB Latex Private LTD. dated October 25, 2005, and to exercise the option to buy its industrial glove business for $2.75 million after one year, if certain conditions are met and approved by the Company’s Board of Directors. The original purchase price of $2.75 million included a provision for Indian management to receive additional cash in employment compensation of $600,000 and up to 33% of the Indian subsidiaries common stock. The Option to Buy is being nullified and a new agreement is being negotiated whereby the parties will increase the purchase price to approximately $3.15 million in return for removing the above described $600,000 in cash compensation, and the 33% equity participation. On March 13, 2006 Lakeland Industries, Inc. Agencia en Chile was formed to facilitate the opening of a new sales and warehousing operation in Santiago, Chile to service South American markets. On May 26, 2006, Lakeland Protective Real Estate was formed to obtain a $2 million mortgage for a new warehouse to be built in Canada.

15.	Contingencies - Tax Audit

The Company’s Federal Income Tax returns for the fiscal years ended January 31, 2003 and 2004 are currently under audit by the Internal Revenue Service. The final results of these audits cannot be estimated by management. It is anticipated that the audits will be concluded by late Fiscal 2007.

Back to Index

16.	Mexican Tax Situation

In August 2001, Guanajuato Mexico, Secretaria de Hacienda Credito Publico (“Hacienda”) began an audit of our wholly-owned subsidiary Lakeland de Mexico de SA de CV. The audit resulted in a claim by Hacienda for 9,195,254 Mexican Pesos (approximately $800,000 USD, based on exchange rate on June 7, 2006) in December 2002 alleging that it was not proven that Lakeland’s imports into Mexico were re-exported, and therefore, no tariffs or taxes were due. In June 2002 Hacienda’s own Legal Department in an administrative opinion dismissed this deficiency in total. In December 2003 the Hacienda Audit Department changed tactics and reinstated the deficiency based on new legal theories. In response to this second claim, in March 2004 Lakeland de Mexico filed a Nullity Proceeding against Hacienda at the Tribunal Federal de Justica Fiscal Administrativa, Celaya, Guanajuato to nullify Hacienda’s tax liens and deficiencies. On August 4, 2006 we were officially notified that the above described legal proceedings was decided in Lakeland’s favor by a three judge panel. It is standard procedure for the opposing side to ask for a review from a higher court judge. This review was requested, and we anticipate it will be concluded by December 31, 2006.

17.	Subsequent Event

The Company entered into an agreement to construct distribution facilities in Brantford, Ontario at a cost of approximately $2,200,000. In order to finance the acquisition, the Company has arranged a term loan in the amount of $2,000,000 bearing interest at the Business Development Bank of Canada’s floating base rate minus 1.25% and is repayable in monthly principal installments of $8,350 plus interest.

18.	Foreign Currency Exposure

The Company has foreign currency exposure, principally through sales in Canada and the UK and production in Mexico and China. Management has commenced a hedging program to offset this risk by purchasing forward contracts to sell the Canadian Dollar, Euro and Mexican Peso. Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the company. Management has decided not to hedge its long position in the Chinese Yuan. There were no material open foreign currency hedge contracts at July 31, 2006.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations

You should read the following summary together with the more detailed business information and consolidated financial statements and related notes that appeared in our Form 10-K and Annual Report and in the documents that were incorporated by reference into our Form 10-K for the year ended January 31, 2006. This Form 10-Q may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements.

Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. Our products are sold by our in-house sales force and independent sales representatives to a network of over 800 safety and mill supply distributors. These distributors in turn supply end user industrial customers such as chemical/petrochemical, automobile, steel, glass, construction, smelting, janitorial, pharmaceutical and high technology electronics manufacturers, as well as hospitals and laboratories. In addition, we supply federal, state and local governmental agencies and departments such as fire and police departments, airport crash rescue units, the Department of Defense, the Centers for Disease Control, and numerous other agencies of the federal and state governments..

We have operated manufacturing facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. We are at the half way point of moving production of our reusable woven garments and gloves to these facilities and expect to continue this process through fiscal 2008. As a result, we expect to see continuing profit margin improvements for these product lines over time.

Back to Index

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

Revenue Recognition. We derive our sales primarily from our limited use/disposable protective clothing and secondarily from our sales of high-end chemical protective suits, reusable woven garments, fire fighting and heat protective apparel, and gloves and arm guards.. Sales are recognized when goods are shipped to our distributors at which time title and the risk of loss passes. Sales are reduced for sales returns and allowances. Payment terms are generally net 30 days for United States sales and net 90 days for international sales.

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

Back to Index

In July 2005 (in a transaction which closed August 1, 2005) the Company purchased Mifflin Valley, Inc. As a result of this purchase Goodwill was recorded in the amount of $840,777, after reflecting certain adjustments per the contract, resulting in a total purchase price of $1,907,680.

Self-Insured Liabilities. We have a self-insurance program for certain employee health benefits. The cost of such benefits is recognized as expense based on claims filed in each reporting period, and an estimate of claims incurred but not reported during such period. Our estimate of claims incurred but not reported is based upon historical trends. If more claims are made than were estimated or if the costs of actual claims increases beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods. We maintain separate insurance to cover the excess liability over set single claim amounts and aggregate annual claim amounts.

Significant Balance Sheet Fluctuation July 31, 2006 as compared to January 31, 2006

Accounts receivable decreased by $1.7 million as sales for the three months ended July 31, 2006 decreased by 4.5% from the three months ended January 31, 2006. Inventory increased $1.7 million as sales decreased and the Company increased the rate of purchases made on raw materials during the three months ended July 31, 2006 in order to take advantage of a rebate on such second quarter purchases from a major supplier.

Management expects the benefit from such reduced costs to flow through cost of goods sold mainly in its fourth fiscal quarter.

At July 31, 2006 the Company had an outstanding loan balance of $7.054 million under its facility with Wachovia Bank, N.A. down from $7.272 million at January 31, 2006. Total stockholder’s equity increased by the net income for the period of $2.8 million

Six months ended July 31, 2006 as compared to the six months ended July 31, 2005

Net Sales. Net sales increased $0.5 million, or 1.0% to $51.3 million for the six months ended July 31, 2006 from $50.8 million for the six months ended July 31, 2005. The increase was primarily due to growth in sales by our gloves division of $147,000 and UK subsidiary of $318,000, new revenue from India and Chile of $350,000 and the acquired Mifflin Valley, Inc., of $1,361,000 which had revenue in the 6 months ending July 2006 of $1,614,000 compared with $253,000 for the month of July 2005, offset significantly by decreased sales in disposable and chemical protection garments and lower selling prices in these two categories to meet competitive market conditions. Sales in these two product lines decreased by $2,143,000 over the prior six month period.

Gross Profit. Gross profit increased $1.04 million or 8.7% to $13.0 million for the six months ended July 31, 2006 from $12.0 million for the six months ended July 31, 2005. Gross profit as a percentage of net sales increased to 25.3% for the six months ended July 31, 2006 from 23.5% for the six months ended July 31, 2005, primarily due to aggressive raw material purchasing in the latter part of FY 06 which benefited the Company as lower costs through approximately the end of June 2006, on going cost reduction programs in component and service-purchasing, shifting production from the US to China and Mexico, the reassignment of certain personnel to SGA departments from COGS departments as described below and the inclusion of Mifflin Valley, Inc. results which has higher gross profit margins than most of Lakeland’s other product lines have overall, partially offset by rising raw material costs.

Operating Expenses. Operating expenses increased $1.54 million, or 21.4% to $8.8 million for the six months ended July 31, 2006 from $7.2 million for the six months ended July 31, 2005. As a percent of sales, operating expenses increased to 17.1% for the six months ended July 31, 2006 from 14.2% for the six months ended July 31, 2005. The $1.54 million increase in operating expenses in the six months ended July 31, 2006 as compared to the six months ended July 31, 2005 is comprised of:

Back to Index

☐	$305,000 of Mifflin Valley operating expenses included for the full six months ended July 2006 in excess of the one month of July included in the 6 months ended July 2005.
☐	$236,000 of labor costs resulting from personnel reassigned to SGA departments who had been assigned to COGS departments in 2005.
☐	$216,000 of SGA costs from new entities in India, Chile and Japan.
☐
$505,000 net increases in sales salaries and commissions, mainly in Canada, Disposables and Wovens and related payroll taxes. Several senior level sales personnel were added to support lagging sales in Disposables, support new woven product introductions and coordinate international sales efforts.

☐	$104,000 of net increases in insurance and employee benefits mainly resulting from a more negative experience in our self insured medical plan.
☐	$ 42,000 net increases in advertising promotions and trade shows.
☐	$ 68,000 increase in administrative payroll.
☐	$ 80,000 in foreign currency fluctuation.
☐	($ 58,000) miscellaneous net decreases.

Interest Expenses. Interest expenses increased by $0.18 million for the six months ended July 31, 2006 as compared to the six months ended July 31, 2005 because of higher amounts borrowed at increasing interest rates under our credit facility.

Income Tax Expense. Income tax expenses consist of federal, state, and foreign income taxes. Income tax expenses decreased $0.199 million, or 15.4%, to $1.28 million for the six months July 31, 2006 from $1.48 million for the six months ended July 31, 2005. Our effective tax rates were 31.2% and 30.5% for the six months ended July 31, 2006 and 2005, respectively. Our effective tax rate varied from the federal statutory rate of 34% due primarily to lower foreign taxes, partially offset by state taxes and by losses in India, Chile and Japan which are not eligible for tax credits. Thus, our effective tax rate increased due to Start up losses in India, Chile and Japan.

Net Income. Net income decreased $0.55 million, or 16.2% to $2.8 million for the six months ended July 31, 2006 from $3.4 million for the six months ended July 31, 2005. The decrease in net income primarily resulted from lower sales volumes in our disposable and chemical protective suit lines and meeting competitive market prices in our disposable garment division in the second quarter, the increased operating expenses described above, and the combined operating losses of $370,000 of the new foreign operations. Earnings per share were $0.51 for the six months ended July 31, 2006 compared to $0.61 for the six months ended July 31, 2005 (after reflecting adjustments resulting from the 10% stock dividend payable to holders of record August 1, 2006.)

Three months ended July 31, 2006 as compared to the three months ended July 31, 2005

Net Sales. Net sales decreased $1.0 million, or 4.0% to $24.1 million for the three months ended July 31, 2006 from $25.1 million for the three months ended July 31, 2005. The decrease was primarily due to decreased sales in disposable garments due to a surplus of Tyvek in the distribution channels and lower government spending in our Chemical Protective garments offset partially by growth in sales in our glove division of $47,000, and UK subsidiary of $112,000, new revenue from India and Chile of $90,000, and Mifflin Valley, Inc. of $602,000 acquired in July 2005 which had revenue in the quarter ended July 2006 of $855,000 compared with $253,000 for the month of July 2005. Sales in our Disposable and Chemical suits declined by $1, 881,000 compared to the same period last year.

Gross Profit. Gross profit increased $0.67 million or 11.6% to $6.5 million for the three months ended July 31, 2006 from $5.8 million for the three months ended July 31, 2005. Gross profit as a percentage of net sales increased to 26.8% for the three months ended July 31, 2006 from 23.1% for the three months ended July 31, 2005, primarily due to aggressive raw material purchasing in the latter part of FY 06 which benefited the Company as lower costs through approximately the end of June 2006, on going cost reduction programs in component and service-purchasing , shifting production from the US to China and Mexico, the reassignment of certain personnel to SGA departments from COGS departments as described below and the inclusion of Mifflin Valley, Inc. results which has higher gross profit margins than most of Lakeland’s other product lines which were partially offset by rising raw material costs.

Back to Index

Operating Expenses. Operating expenses increased $0.80 million, or 22.2% to $4.4 million for the three months ended July 31, 2006 from $3.6 million for the three months ended July 31, 2005. As a percent of sales, operating expenses increased to 18.2% for the three months ended July 31, 2006 from 14.3% for the three months ended July 31, 2005. The $0.80 million increase in operating expenses in the three months ended July 31, 2006 as compared to the three months ended July 31, 2005 were comprised of:

☐	$127,000 of Mifflin Valley operating expenses included for the full quarter ended July 2006 in excess of the one month of July included in the quarter ended July 2005.
☐	$101,000 of labor costs resulting from personnel reassigned to SGA departments who had been assigned to COGS departments in 2005.
☐	$122,000 of SGA costs from new entities in India, Chile and Japan.
☐
$189,000 net increases in sales salaries and commissions, mainly in Canada, Disposables and Wovens and related payroll taxes. Several senior level sales personnel were added to support lagging sales in Disposables, support new woven product introductions and coordinate international sales efforts.

☐	$ 65,000 of net increases in insurance and employee benefits mainly resulting from a more negative experience in our self insured medical plan.
☐	$ 54,000 net increases in advertising promotions and trade shows.
☐	$ 50,000 increase in administrative payroll.
☐	$ 31,000 higher freight out costs resulting from higher prevailing carrier rates.
☐	$ 42,000 in share-based compensation
☐	$ 15,000 miscellaneous increases.

Interest Expenses. Interest expenses increased by $0.112 million for the three months ended July 31, 2006 as compared to the three months ended July 31, 2005 because of higher amounts borrowed and increasing interest rates under our credit facility.

Income Tax Expense. Income tax expenses consist of federal, state, and foreign income taxes. Income tax expenses increased $0.008 million, or 1.3%, to $0.628 million for the three months July 31, 2006 from $0.620 million for the three months ended July 31, 2005. Our effective tax rates were 31.7% and 27.4% for the three months ended July 31, 2006 and 2005, respectively. Our effective tax rate varied from the federal statutory rate of 34% due primarily to lower foreign taxes, partially offset by state taxes and by start up losses in India, Chile and Japan which are not eligible for tax credits.

Net Income. Net income decreased $0.29 million, or 17.8% to $1.4 million for the three months ended July 31, 2006 from $1.6 million for the three months ended July 31, 2005. The decrease in net income primarily resulted from lower sales volumes in our disposable and chemical protective suit lines and meeting competitive conditions in our disposable garment division, the increased operating expenses described above, and the combined operating losses of $250,000 of the new foreign operations. Earnings per share were $0.25 for the three months ended July 31, 2006 compared to $0.30 for the three months ended July 31, 2005 (after reflecting adjustments resulting from the 10% stock dividend payable to holders of record August 1, 2006.)

Liquidity and Capital Resources

Cash Flows

As of July 31, 2006 we had cash and cash equivalents of $2.3 million and working capital of $62.5 million, increases of $0.77 million and $2.6 million, respectively, from January 31, 2006. Our primary sources of funds for conducting our business activities have been cash flow provided by operations and borrowings under our credit facilities described below. We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

Net cash provided by operating activities of $1.4 million for the six months ended July 31, 2006 was due primarily to net income from operations of $2.8 million, a decrease in accounts payable of $1.3 million, an increase in inventories of $1.7 million and an increase in accounts receivable of $1.6 million. Net cash used in investing activities of $0.38 million in the six months ended July 31, 2006, was due to purchases of property and equipment.

Back to Index

Net cash used in operating activities of $0.129 million for the six months ended July 31, 2005 was due primarily to net income from operations of $3.4 million, an increase in inventories of $4.4 million, a decrease in accounts receivable of $0.10 million, an increase in accounts payable of $3.82 million. Net cash used in investing activities of $0.45 million in the six months ended July 31, 2005, was due to purchases of property and equipment.

We currently have one credit facility - a $25 million revolving credit, of which $7.054 million of borrowings were outstanding as of July 31, 2006. On July 10, 2005 the Company entered into a $25 million five year secured revolving loan agreement to replace the former two facilities, one of which was to expire on July 31, 2005. Our credit facility requires that we comply with specified financial covenants relating to fixed charge ratio, debt to EBIDTA coverage, and inventory and accounts receivable collateral coverage ratios. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facility would allow the lender to declare all amounts outstanding to be immediately due and payable. Our lender has a security interest in substantially all of our assets to secure the debt under our credit facility. As of July 31, 2006, we were in compliance with all covenants contained in our credit facility.

We believe that our current cash position of $2.3 million, our cash flow from operations along with borrowing availability under our $25 million revolving credit facility will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

Capital Expenditures

Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment, and leasehold improvements, as well as payments related to the construction of our facilities in China. Our facilities in China are not encumbered by commercial bank mortgages and thus Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. Our capital expenditures are expected to be approximately and $1.2 million for capital equipment, primarily computer equipment and apparel manufacturing equipment in fiscal 2007, and approximately $2 million for a new Canadian facility (some of which will be incurred in FY 08).

Foreign Currency Exposure. The Company has foreign currency exposure, principally through sales in Canada and the UK and production in Mexico and China. Management has commenced a hedging program to offset this risk by purchasing forward contracts to sell the Canadian Dollar, Euro and Mexican Peso. Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the company. Management has decided not to hedge its long position in the Chinese Yuan. There were no material open foreign currency hedge contracts at July 31, 2006.

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

Changes in Internal Control Over Financial Reporting - Lakeland Industries, Inc.’s management, with the participation of Lakeland Industries, Inc.’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the second quarter of fiscal 2007. Based on that evaluation, management concluded that there has been no change in Lakeland Industries, Inc.’s internal control over financial reporting during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting.

Back to Index

Through the thirty months ended July 31, 2006 additional expense has been incurred relating to documenting and testing the systems of internal controls. The Company hired internal auditors in 2004 and 2005 and has contracted with an independent consultant for services related to overall Sarbanes-Oxley Act compliance and more specifically Section 404, in February 2004. The total cumulative amount expensed so far is approximately $824,000.

 PART II. OTHER INFORMATION

Items 1, 2, 3 and 5 are not applicable

Item 4.	Submission of Matters to a vote of Security Holders

The annual meeting of shareholders of the Company (the “Annual Meeting”) was held on June 21, 2006 in Ronkonkoma, New York. The Company had 5,017,046 shares of common stock outstanding as of April 28, 2006, the record date for the Annual Meeting.

Proposal 1 -	Election of Directors

The candidates listed below were duly elected to the Board of Directors at the Annual Meeting by the tally indicated.

Candidate	Votes in Favor	Votes Withheld
John J. Collins	3,655,868	769,520
Eric O. Hallman	3,655,938	769,450
Stephen M. Bachelder	4,198,845	226,543

Proposal 2 -	Approve the 2006 Equity Incentive Plan
For: 2,712,180 - Against: 114,498 - Abstain: 17,391 - Broker non-vote: 1,581,319

Proposal 3 -	Ratification of Auditors for fiscal 2007
Holtz Rubenstein Reminick, LLP
For: 4,401,702 - Against: 19,790 - Abstain: 3,896 - Broker non-vote: 0

Item 6.	Exhibits and Reports on Form 8-K:

a -	On June 2, 2006, the Company filed a Form 8-K under Item 2.02, relating to a Notice of Teleconference call for 4:30 PM June 8, 2006.

On June 8, 2006, the Company filed a Form 8-K for the purpose of furnishing under Items 2.02 and 9.01 a press release announcing results of operations for the quarter ended April 30, 2006.

One June 29, 2006, the Company filed a form 8-K for the purpose of furnishing under items 8.01 and 7.01 information regarding Lakeland’s 10% stock dividend.

On July 31, 2006, the Company filed a form 8-K for the purpose of furnishing under items 8.01 and 7.01 information regarding Lakeland’s 10% stock dividend.

Back to Index

_________________SIGNATURES_________________

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: September 7, 2006	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President,
Secretary and General Counsel
(Principal Executive Officer and Authorized Signatory)

Date: September 7, 2006	/s/ Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)