Form 10-Q
period 2006-10-31
LAKELAND INDUSTRIES INC
filed 2006-12-07
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 0-15535

LAKELAND INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3115216 .
(State of incorporation)	(IRS Employer Identification Number)

701 Koehler Avenue, Suite 7, Ronkonkoma, New York	11779
(Address of principal executive offices)	(Zip Code)

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
YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at December 7, 2006
Common Stock, $0.01 par value per share	5,521,824 shares.

LAKELAND INDUSTRIES, INC.
AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

Index

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

Index

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	October 31, 2006 (Unaudited)	January 31, 2006

Current assets:
Cash	$3,442,035	$1,532,453
Accounts receivable, net of allowance for doubtful
accounts of $126,000 at October 31, 2006 and $323,000 at January 31, 2006	13,101,408	14,221,281
Inventories, net of reserves of $365,000 at October 31,
2006 and at January 31, 2006	45,178,433	45,243,490
Deferred income taxes	1,255,684	917,684
Other current assets	2,986,845	1,804,552
Total current assets	65,964,405	63,719,460
Property and equipment, net of accumulated depreciation of $6,570,000 at October 31, 2006 and $6,201,000 January 31, 2006	7,587,325	7,754,765
Goodwill	871,297	871,297
Other assets	2,790,710	118,330
	$77,213,737	$72,463,852

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,018,064	$2,536,756
Accrued expenses and other current liabilities	1,186,498	1,302,544
Total current liabilities	4,204,562	3,839,300
Pension liability	345,990	469,534
Deferred income taxes	86,982	86,982
Borrowings under revolving credit facility	7,878,000	7,272,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par; authorized 1,500,000 shares
(none issued)
Common stock, $.01 par; authorized 10,000,000 shares;
issued and outstanding 5,521,824 shares at October 31, 2006 and 5,017,046 shares at January 31, 2006	55,219	50,170
Additional paid-in capital	48,918,911	42,431,221
Retained earnings (1)	15,724,073	18,314,645
Stockholders' equity	64,698,203	60,796,036
	$77,213,737	$72,463,852

(1) A cumulative total of $17,999,739 has been transferred from retained earnings to additional paid-in-capital and par value of common stock due to four separate stock dividends paid in 2002, 2003, 2005 and 2006. As reflected in the Condensed Consolidated Statement of Stockholders’ Equity, $6,386,916 was included in the nine months ended October 31, 2006.

The accompanying notes are an integral part of these financial statements.

Index

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	October 31,		October 31,
	2006	2005	2006	2005

Net sales	$23,262,933	$22,717,196	$74,571,820	$73,515,270
Cost of goods sold	17,626,698	17,034,455	55,937,033	55,870,020
Gross profit	5,636,235	5,682,741	18,634,787	17,645,250
Operating expenses	4,579,291	3,652,724	13,330,136	10,862,850
Operating profit 4,752,383 4,264,519	1,056,944	2,030,017	5,304,651	6,782,400
Interest and other income, net	123,737	47,104	156,722	136,128
Interest expense	(79,696)	(38,842)	(266,469)	(42,854)
Income before income taxes	1,100,985	2,038,279	5,194,904	6,875,674
Provision for income taxes	120,935	725,376	1,398,560	2,201,584
Net income	$980,050	$1,312,903	$3,796,344	$4,674,090
Net income per common share*:
Basic	$.18	$.24	$.69	$.85
Diluted	$.18	$.24	$.69	$.85
Weighted average common shares outstanding*:
Basic	5,521,824	5,518,751	5,520,567	5,518,751
Diluted	5,531,497	5,524,109	5,526,561	5,523,632
*Adjusted for the 10% stock dividend to shareholders of record on April 30, 2005 and August 1, 2006.

The accompanying notes are an integral part of these financial statements.

Index

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
Nine months ended October 31, 2006

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 31, 2006	5,017,046	$50,170	$42,431,221	$18,314,645	$60,796,036
Net Income				3,796,344	3,796,344
Exercise of Stock Options	2,662	27	11,849	----	11,876
10% Stock Dividend	502,116	5,022	6,381,894	(6,386,916)	---
Stock Based Compensation			21,350		21,350
Restricted Stock Compensation			72,597		72,597

Balance October 31, 2006	5,521,824	$55,219	$48,918,911	$15,724,073	$64,698,203

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

Index

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	October 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$3,796,344	$4,674,090
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Stock based compensation	93,947	--
Reserve for doubtful accounts	(197,000)	-----
Reserve for inventory obsolescence	(40)	(37,000)
Depreciation and amortization	798,484	726,686
Deferred income tax	(338,000)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,316,873	605,524
Decrease (Increase) in inventories	65,097	(14,526,167)*
Increase in other assets	(3,854,674)	149,822
Increase in accounts payable, accrued expenses and other liabilities:	241,720	1,010,064

Net cash provided by (used in) operating activities	1,922,751	(7,396,981)

Cash Flows from Investing Activities:

Purchases of property and equipment	(631,045)	(4,000,457)
Purchase of Mifflin Valley		(1,765,852)

Net cash used in investing activities	(631,045)	(5,766,309)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	11,876	-----
Borrowing under loan agreements	606,000	8,401,000
Net cash provided by financing activities	617,876	8,401,000

Net increase (decrease) in cash	1,909,582	(4,762,290)
Cash and cash equivalents at beginning of period	1,532,453	9,185,382
Cash and cash equivalents at end of period	$3,442,035	$4,423,092
*Inventory increased as production increased for the second half demand and accelerated purchases made on raw materials in anticipation of the October 1, 2005 price increase.

The accompanying notes are an integral part of these financial statements.

Index

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business

Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is the United States. No customer accounted for more than 10% of net sales during the nine month periods ended October 31, 2006 and 2005, respectively.

2.  Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2006.

The results of operations for the three and nine month periods ended October 31, 2006 is not necessarily indicative of the results to be expected for the full year.

3.   Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laidlaw Adams & Peck, Inc., a Delaware Corporation and its Subsidiary MeiYang Protective Products Co., Ltd., (a Chinese corporation), Lakeland Protective Wear, Inc. (a Canadian corporation), Weifang Lakeland Safety Products Co. Ltd. (a Chinese corporation), Qing Dao Maytung Healthcare Co., Ltd. (a Chinese corporation), Lakeland Industries Europe Ltd. (a British corporation), Lakeland de Mexico S.A. de C.V (a Mexican corporation), Mifflin Valley, Inc. (a Delaware corporation) Lakeland Industries, Inc. Agencia en Chile, Lakeland India Private Ltd. (an Indian corporation) Lakeland Japan, Inc. (A Japanese Corporation) and Lakeland Protective Real Estate (a Canadian Corporation). All significant inter-company accounts and transactions have been eliminated.

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

Index

5. Inventories:

Inventories consist of the following:
	October 31,	January 31,
	2006	2006
Raw materials	$22,583,473	$18,656,894
Work-in-process	2,829,145	1,996,027
Finished Goods	19,765,815	24,590,569
	$45,178,433	$45,243,490
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

The following table sets forth the computation of basic and diluted earnings per share at October 31, 2006 and 2005, adjusted, retroactively, for the 10% Stock dividends to Shareholders on April 30, 2005 and August 1, 2006.
	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Numerator
Net Income	$980,050	$1,312,903	$3,796,344	$4,674,090
Denominator
Denominator for basic earnings per share	5,521,824	5,518,751	5,520,567	5,518,751
(Weighted-average shares)
Effect of dilutive securities	9,673	5,358	5,994	4,881
Denominator for diluted earnings per share	5,531,497	5,524,109	5,526,561	5,523,632
(adjusted weighted average shares)
Basic earnings per share	$.18	$.24	$.69	$.85
Diluted earnings per share	$.18	$.24	$.69	$.85

Index

7.    Revolving Credit Facility

At October 31, 2006, the balance outstanding under our $25 million five year revolving credit facility amounted to $7.9 million. The credit facility is collateralized by substantially all of the assets of the Company. The credit facility contains financial covenants, including, but not limited to, fixed charge ratio, funded debt to EBIDTA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at October 31, 2006 and for the period then ended. The weighted average interest rate for the three month and nine month periods ended October 31, 2006 was 6.09% and 5.77%, respectively.

8. Major Supplier

We purchased 63.7% of our raw materials from one supplier during the nine-month period ended October 31, 2006. We expect this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; however, our competitive position in the marketplace could be adversely affected.

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

The following table represents our stock options granted, exercised, and forfeited during the third quarter of 2007.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2006	19,031	$12.79	3.1 years	$30,085
Outstanding at October 31, 2006	19,031	$12.79	2.9 years	$34,199
Exercisable at October 31, 2006	16,831	$12.75	2.9 years	$34,199

Restricted Stock Plan and Performance Equity Plan

On June 21, 2006, the shareholders of the Company approved a restricted stock plan. A total of 253,000 shares of restricted stock were authorized under this plan. Under the restricted stock plan, eligible employees and directors are awarded performance-based restricted shares of the Corporation’s common stock. The amount recorded as expense for the performance-based grants of restricted stock are based upon an estimate made at the end of each reporting period as to the most probable outcome of this plan at the end of the three year performance period. (e.g., baseline, minimum, maximum or zero). In addition to the grants with vesting based solely on performance,, certain awards pursuant to the plan have a time-based vesting requirement, under which awards vest from three to four years after issuance, subject to continuous employment and certain other conditions. Restricted stock have the same voting rights as other common stock. Restricted stock awards do not have voting rights, and the underlying shares are not considered to be issued and outstanding until vested.

The Company has granted up to a maximum of 131,893 restricted stock awards as of October 31, 2006. All of these restricted stock awards are non-vested at October 31, 2006 (88,223 shares at “baseline” and 45,543 shares at “minimum”) and have a weighted average grant date fair value of $13.09. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of October 31, 2006, unrecognized stock-based compensation expense related to restricted stock awards totaled $1,569,659, before income taxes, based on the maximum performance award level. Such unrecognized stock-based compensation expense related to restricted stock awards totaled $1,060,699 and $563,157 at the baseline and minimum performance levels, respectively. The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years. The board has estimated its current performance level to be at the minimum level and expenses have been recorded accordingly. The performance based awards are not considered stock equivalents for EPS purposes

Index

Share-Based Compensation

The Company adopted SFAS No. 123R on February 1, 2006, under the modified prospective method of adoption. The Corporation recognized total stock-based compensation costs of $93,947, of which $72,597 results from the 2006 Equity Incentive Plan, and $21,350 results from the Non-Employee Directors Option Plan for the nine months ended October 31, 2006 and $0 for October 31, 2005, respectively. These amounts are reflected in selling, general and administrative expenses. The total income tax benefit recognized for stock-based compensation arrangements was $33,821 and $0 for the nine months ended October 31, 2006 and October 31, 2005, respectively.

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

The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

	Three Months Ended October 31, 2005	Nine Months Ended October 31, 2005
Numerator
Net income	$1,312, 903	$4,674,090
Less:
Option expense based on fair value method	------	9,627
Pro forma
Basic earnings per share:	$1,312,903	$4,664,463
As reported	$.24	$.85
Pro forma	$.24	$.85
Diluted earnings per common share:
As reported	$.24	$.85
Pro forma	$.24	$.84

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the quarters and nine months ended October 31, 2005 expected volatility of 87% and 64%, respectively; risk-free interest rate of 3.6% and 2.93%, respectively; expected dividend yield of 0.0%; and expected life of six years. All stock-based awards were fully vested at October 31, 2005. Earnings per share and options granted have been adjusted to reflect the 10% stock dividends to stockholders of record as of April 30, 2005. During the three months ended October 31, 2005, no options were granted or exercised.

Index

10. Manufacturing Segment Data

  Domestic and international sales are as follows in millions of dollars:

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2006		2005		2006		2005
Domestic	$20.6	88.4%	20.7	91.2%	$66.3	88.9%	65.7	89.4%
International	2.7	11.6%	2.0	8.8%	8.3	11.1%	7.8	10.6%
Total	$23.3	100%	$22.7	100%	$74.6	100%	$73.5	100%

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

The table below represents information about reported manufacturing segments for the three and nine months noted therein:
	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, 2006 (in millions of dollars)
	2006	2005	2006	2005
Net Sales:
North America	$24.5	$23.8	$78.3	$77.7
China	3.0	2.1	8.6	6.9
Less inter-segment sales	(4.2)	(3.2)	(12.3)	(11.1)
Consolidated sales	$23.3	$22.7	$74.6	$73.5
Operating Profit:
North America	$.57	$2.1	$4.0	$5.8
China	.5	(-)	1.4	1.2
Less inter-segment profit (loss)	(.07)	(.1)	(.1)	(.2)
Consolidated profit	$1.0	$2.0	$5.3	$6.8
Identifiable Assets (at Balance Sheet date or change during quarter):
North America	$2.9	$6.8	$69.7	$63.9
China	.5	---	7.5	9.8
Consolidated assets	$3.4	$6.8	$77.2	$73.7
Depreciation and Amortization Expense:
North America	$.2	$.1	$.5	$.4
China	.1	.1	.3	.3
Consolidated depreciation expense	$.3	$.2	$.8	$.7

Index

11. Effects of Recent Accounting Pronouncements

In July 2006 the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. FIN 48 also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning February 1, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is still evaluating the impact, if any, the adoption of this interpretation will have on the Company’s financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending January 31, 2007. We do not expect SAB 108 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements , which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 will be effective for the Company on February 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on the Company’s financial position, cash flows, and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (FAS 158). FAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in funded status in the year in which the changes occur through comprehensive income. Additionally, FAS 158 requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. The Company will be required to adopt the recognition and disclosure provisions of FAS 158 as of January 31, 2007.

12. Real Estate Purchases

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

13. Related Party Transactions

In connection with the asset purchase agreement, dated August 1, 2005, between the Company and Mifflin Valley, Inc., the Company entered into a five year lease agreement with the seller (now an employee of the Company) to rent the manufacturing facility owned by the seller an annual rental of $55,560, or a per square foot rental of $3.00. This amount was obtained prior to the acquisition from an independent appraisal of the fair market rental value per square feet. In addition the Company has, starting January 1,

Index

2006 rented 12,000 sq ft of warehouse space in PA from this employee, on a month by month basis, for the monthly amount of $3.35 per square foot.

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

16. Mexican Tax Situation

In August 2001, Guanajuato Mexico, Secretaria de Hacienda Credito Publico (“Hacienda”) began an audit of our wholly-owned subsidiary Lakeland de Mexico de SA de CV. The audit resulted in a claim by Hacienda for 9,195,254 Mexican Pesos (approximately $800,000 USD, based on exchange rate on June 7, 2006) in December 2002 alleging that it was not proven that Lakeland’s imports into Mexico were re-exported, and therefore, no tariffs or taxes were due. In June 2002 Hacienda’s own Legal Department in an administrative opinion dismissed this deficiency in total. In December 2003 the Hacienda Audit Department changed tactics and reinstated the deficiency based on new legal theories. In response to this second claim, in March 2004 Lakeland de Mexico filed a Nullity Proceeding against Hacienda at the Tribunal Federal de Justica Fiscal Administrativa, Celaya, Guanajuato to nullify Hacienda’s tax liens and deficiencies. On August 4, 2006 we were officially notified that the above described legal proceedings was decided in Lakeland’s favor by a three judge panel. It is standard procedure for the opposing side to ask for a review from a higher court judge. This review was requested, and we anticipate it will be concluded in early 2007.

17. Foreign Currency Exposure

The Company has foreign currency exposure, principally through sales in Canada and the UK and production in Mexico and China. Management has commenced a hedging program to offset this risk by purchasing forward contracts to sell the Canadian Dollar, Euro, Great Britain Pound, and Mexican Peso. Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the company. Management has decided not to hedge its long position in the Chinese Yuan. There were no material open foreign currency hedge contracts at October 31, 2006.

18. Subsequent Event

In November, 2006, the Company closed on its contract to buy the Industrial Glove assets of RFB Latex, Ltd. (RFB) of New Delhi, India for a purchase price of approximately $3.4 million, subject to reconciliation of operations over the prior year and an audit. Such assets consist of long-term land leases, buildings and equipment. This purchase price is in addition to the cumulative outlay of approximately $1.5 million through November 15, 2006 which consists of the cost of the purchase option, inventory, receivables, operating losses to date and working capital. The company may, subject to Indian law, liquidate its existing subsidiary and set up a new subsidiary which will consummate the purchase transaction.

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

Index

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

Significant Balance Sheet Fluctuation October 31, 2006 as compared to January 31, 2006

Cash increased by $1.9 million as borrowings under the revolving credit facility increased by $0.60 million at October 31, 2006. Accounts receivable decreased by $1.1 million as sales for the three months ended October 31, 2006 decreased by 7.8% from the three months ended January 31, 2006. Deferred income taxes increased by a $0.338 million tax benefit for the India operations. Other current assets increased principally due to prepaid income taxes of $1.5 million for the US and Canada. Other assets includes $2.7 million related to the purchases of the Indian operations.

At October 31, 2006 the Company had an outstanding loan balance of $7.878 million under its facility with Wachovia Bank, N.A. compared with $7.272 million at January 31, 2006. Total stockholder’s equity increased by the net income for the period of $3.9 million.

Nine months ended October 31, 2006 as compared to the nine months ended October 31, 2005

Net Sales. Net sales increased $1.06 million, or 1.4% to $74.6 million for the nine months ended October 31, 2006 from $73.5 million for the nine months ended October 31, 2005. The increase was primarily due to growth in sales by our UK subsidiary of $670,000, new revenue from India and Chile of $709,000 and the acquired Mifflin Valley, Inc., of $1,193,000 which had revenue in the 9 months ending October 2006 of $2,308,000 compared with $1,115,000 for the nine months ending October 2005, and growth in China external sales of $533,000, offset significantly by decreased sales in disposable, chemical protection garments and woven garments and lower selling prices in these three categories to meet competitive market conditions. Sales in these three product lines decreased by $2,137,000 over the prior nine month period.

Gross Profit. Gross profit increased $.99 million or 5.6% to $18.6 million for the nine months ended October 31, 2006 from $17.6 million for the nine months ended October 31, 2005. Gross profit as a percentage of net sales increased to 25.0% for the nine months ended October 31, 2006 from 24.0% for the

Index

nine months ended October 31, 2005, primarily due to aggressive raw material purchasing in the latter part of FY 06 and in FY 07 which benefited the Company as lower costs through approximately the end of June 2006, ongoing cost reduction programs in component and service-purchasing, shifting production from the US to China and Mexico, the reassignment of certain personnel to SGA departments from COGS departments as described below and the inclusion of Mifflin Valley, Inc. results which has higher gross profit margins than most of Lakeland’s other product lines have overall, partially offset by rising raw material costs.

Operating Expenses. Operating expenses increased $2.4 million or 22.7% to $13.3 million for the nine months ended October 31, 2006 from $10.9 million for the nine months ended October 31, 2005. As a percentage of sales, operating expenses increased to 17.8% for the nine months ended October 31, 2006 from 14.8% for the nine months ended October 31, 2005. The $2.4 million increase in operating expenses in the nine months ended October 31, 2006 as compared to the nine months ended October 31, 2005 is comprised of:

☐	$0.30 million of Mifflin Valley operating expenses included for the full nine months ended October 2006 in excess of the four months through October included in the nine months ended October 2005.
☐	$0.24 million of labor costs resulting from personnel reassigned to SGA departments who had been assigned to COGS departments in 2005.
☐	$0.75 million of SGA costs from new entities in India, Chile and Japan.
☐
$0.51 million net increases in sales salaries and commissions, mainly in Disposables, Wovens and Canada and related payroll taxes. Several senior level sales personnel were added to support lagging sales in Disposables, support new woven product introductions and coordinate international sales efforts.

☐	$0.22 million of net increases in insurance and employee benefits mainly resulting from a more negative experience in our self insured medical plan.
☐	$0.07 million increase in administrative payroll.
☐	$0.04 million in foreign currency fluctuation.
☐	$0.09 million in share-based compensation.
☐	$0.06 million in higher professional and consulting fees, largely resulting from audit fees.
☐	$0.09 million in increased bad debt expense resulting from two large accounts reserved against.
☐	$0.03 million miscellaneous net expense increases.

Operating Profit decreased 21.8% to $5.3 million for the nine months ended October 31, 2006 from $6.8 million for the nine months ended October 31, 2005. Operating margins were 7.1% for the nine months ended October 31, 2006 compared to 9.2% for the nine months ended October 31, 2005.

Interest Expenses. Interest expenses increased by $0.224 million for the nine months ended October 31, 2006 as compared to the nine months ended October 31, 2005 because of higher amounts borrowed at increasing interest rates under our credit facility.

Income Tax Expense. Income tax expenses consist of federal, state, and foreign income taxes. Income tax expenses decreased $0.803 million, or 36.5%, to $1.40 million for the nine months October 31, 2006 from $2.20 million for the nine months ended October 31, 2005. Our effective tax rates were 26.9% and 32.0% for the nine months ended October 31, 2006 and 2005, respectively. Our effective tax rate varied from the federal statutory rate of 34% due primarily to lower foreign taxes, primarily resulting from greater profits from outsourced production, partially offset by state taxes and by losses in Chile and Japan which are not eligible for tax credits and for India in which a U.S. tax benefit of $338,000 was recorded at October 31, 2006.

Net Income. Net income decreased $0.878 million, or 18.8% to $3.8 million for the nine months ended October 31, 2006 from $4.7 million for the nine months ended October 31, 2005. The decrease in net income primarily resulted from lower sales volumes in our disposable and chemical protective suit lines and meeting competitive market prices in our disposable garment division in the second quarter, the increased operating expenses described above, and the combined operating losses of $1,017,000 of the new foreign operations. Earnings per share were

Index

$0.69 for the nine months ended October 31, 2006 compared to $0.85 for the nine months ended October 31, 2005 (after reflecting adjustments resulting from the 10% stock dividend payable to holders of record August 1, 2006).

Three months ended October 31, 2006 as compared to the three months ended October 31, 2005

Net Sales. Net sales increased $.546 million, or 2.4% to $23.3 million for the three months ended October 31, 2006 from $22.7 million for the three months ended October 31, 2005. The net increase was comprised of increased sales in disposable garments of $321,000, lower government spending in our Chemical Protective garments $39,000, growth in sales in our Canadian and UK subsidiaries of $453,000, new revenue from India and Chile of $359,000, and a decrease in Mifflin Valley, Inc. of $167,000 (acquired in July 2005) which had revenue in the quarter ended October 2006 of $694,000 compared with $861,000 for the quarter ended October 2005. Sales in our Wovens, Gloves and fire suits declined by $380,000 compared to the same period last year.

Gross Profit. Gross profit decreased $0.046 million or 0.8% to $5.64 million for the three months ended October 31, 2006 from $5.68 million for the three months ended October 31, 2005. Gross profit as a percentage of net sales decreased to 24.2% for the three months ended October 31, 2006 from 25.0% for the three months ended October 31, 2005, primarily due to higher raw material cost, costs related to the new foreign subsidiaries partially offset by ongoing cost reduction programs in component and service-purchasing , shifting production from the US to China and Mexico, the reassignment of certain personnel to SGA departments from COGS departments as described below.

Operating Expenses. Operating expenses increased $0.93 million, or 25.4% to $4.6 million for the three months ended October 31, 2006 from $3.7 million for the three months ended October 31, 2005. As a percentage of sales, operating expenses increased to 19.7% for the three months ended October 31, 2006 from 16.1% for the three months ended October 31, 2005. The $0.93 million increase in operating expenses in the three months ended October 31, 2006 as compared to the three months ended October 31, 2005 were comprised of:

☐	$0.65 million of SGA costs from new entities in India, Chile and Japan.
☐	$0.06 million of net increases in insurance and employee benefits mainly resulting from a more negative experience in our self insured medical plan.
☐	($0.05) million lower freight out costs resulting from slight relief in prevailing carrier rates.
☐	$0.05 million in share-based compensation.
☐	$0.13 million in higher professional and consulting fees, largely resulting from audit fees.
☐	($0.03) million in reduced bank charges resulting from reduced use of credit cards and a re-negotiation of the fee structure.
☐	$0.08 million in increased bad debt exposure resulting from two large accounts reserved against.
☐	$0.04 million miscellaneous increases.

Operating profit decreased 45.9% to $1.10 million for the three months ended October 31, 2006 from $2.03 million for the three months ended October 31, 2005. Operating margins were 4.7% for the three months ended October 31, 2006 compared to 8.9% for the three months ended October 31, 2005.

Interest Expenses. Interest expenses increased by $0.041 million for the three months ended October 31, 2006 as compared to the three months ended October 31, 2005 because of higher amounts borrowed and increasing interest rates under our credit facility.

Income Tax Expense. Income tax expenses consist of federal, state, and foreign income taxes. Income tax expenses decreased $0.604 million, or 83%, to $0.121 million for the three months October 31, 2006 from $0.725 million for the three months ended October 31, 2005. Our effective tax rates were 10.9% and 35.6% for the three months ended October 31, 2006 and 2005, respectively. Our effective tax rate varied from the federal statutory rate of 34% due primarily to lower foreign taxes, primarily resulting from greater profits resulting from outsourced production partially offset by state taxes and by start up losses in Chile and Japan which are not eligible for tax credits and for India in which a U.S. tax benefit of $338,000 was

Index

recorded at October 31, 2006. Included in this was approximately $90,000 of tax benefit attributable to losses incurred in periods prior to the third fiscal quarter. These losses became eligible for the tax benefit as a result of the planned liquidation of the existing Indian subsidiary.

Net Income. Net income decreased $0.33 million, or 25.3% to $0.980 million for the three months ended October 31, 2006 from $1.31 million for the three months ended October 31, 2005. The decrease in net income primarily resulted from lower sales volumes in our gloves and fire suit lines and meeting competitive conditions in our disposable garment division, the increased operating expenses described above, and the combined operating losses of $695,000 of the new foreign operations. Earnings per share were $0.18 for the three months ended October 31, 2006 compared to $0.24 for the three months ended October 31, 2005 (after reflecting adjustments resulting from the 10% stock dividend payable to holders of record August 1, 2006).

Liquidity and Capital Resources

Cash Flows

As of October 31, 2006 we had cash and cash equivalents of $3.4 million and working capital of $61.7 million, increases of $1.91 million and $1.9 million, respectively, from January 31, 2006. Our primary sources of funds for conducting our business activities have been cash flow provided by operations and borrowings under our credit facilities described below. We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

Net cash provided by operating activities of $1.9 million for the nine months ended October 31, 2006 was due primarily to net income from operations of $3.9 million, an increase in accounts payable of $0.24 million, a decrease in inventories of $0.065 million and a decrease in accounts receivable of $1.3 million. Net cash used in investing activities of $0.631 million in the nine months ended October 31, 2006, was due to purchases of property and equipment.

Net cash used in operating activities of $7.4 million for the nine months ended October 31, 2005 was due primarily to net income from operations of $4.7 million, an increase in inventories of $14.5 million, an decrease in accounts receivable of $0.61 million, an increase in accounts payable of $1.0 million. Net cash used in investing activities of $5.8 million in the nine months ended October 31, 2005, was due to purchases of property and equipment and the acquisition of Mifflin Valley.

We currently have one credit facility - a $25 million revolving credit, of which $7.9 million of borrowings were outstanding as of October 31, 2006. Our credit facility requires that we comply with specified financial covenants relating to fixed charge ratio, debt to EBIDTA coverage, and inventory and accounts receivable collateral coverage ratios. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facility would allow the lender to declare all amounts outstanding to be immediately due and payable. Our lender has a security interest in substantially all of our assets to secure the debt under our credit facility. As of October 31, 2006, we were in compliance with all covenants contained in our credit facility.

We believe that our current cash position of $3.4 million, our cash flow from operations along with borrowing availability under our $25 million revolving credit facility will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

Capital Expenditures

Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment, and leasehold improvements, as well as payments related to the construction of our facilities in China. Our facilities in China are not encumbered by commercial bank mortgages and thus Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. Our capital expenditures are expected to be approximately $1.2 million for capital equipment, primarily computer equipment and apparel manufacturing equipment in fiscal 2007, and approximately $2

Index

million for a new Canadian facility (some of which will be incurred in FY 08).

Foreign Currency Exposure. The Company has foreign currency exposure, principally through sales in Canada and the UK and production in Mexico and China. Management has commenced a hedging program to offset this risk by purchasing forward contracts to sell the Canadian Dollar, Euro, Great Britain Pound and Mexican Peso. Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the company. Management has decided not to hedge its long position in the Chinese Yuan. There were no material open foreign currency hedge contracts at October 31, 2006.

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

Changes in Internal Control Over Financial Reporting - Lakeland Industries, Inc.’s management, with the participation of Lakeland Industries, Inc.’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the third quarter of fiscal 2007. Based on that evaluation, management concluded that there has been no change in Lakeland Industries, Inc.’s internal control over financial reporting during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting.

Through the thirty three months ended October 31, 2006 additional expense has been incurred relating to documenting and testing the systems of internal controls. The Company hired internal auditors in 2004 and 2005 and has contracted with an independent consultant for services related to overall Sarbanes-Oxley Act compliance and more specifically Section 404, in February 2004. The total cumulative amount expensed so far is approximately $1,032,000 including $83,250 in additional director fees.

 PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable

Item 6. Exhibits and Reports on Form 8-K:

a -	On August 31, 2006, the Company filed a Form 8-K under Item 2.02, relating to a Notice of Teleconference call for 4:30 PM September 7, 2006.

On September 7, 2006, the Company filed a Form 8-K for the purpose of furnishing under Items 2.02 and 9.01 a press release announcing results of operations for the 2nd quarter ended July 31, 2006.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: December 7, 2006	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President,
Secretary and General Counsel
(Principal Executive Officer and
Authorized Signatory)

Date: December 7, 2006	/s/Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and
Authorized Signatory)