Form 10-K
period 2007-01-31
LAKELAND INDUSTRIES INC
filed 2007-04-12
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________

Commission File Number: 0 – 15535

LAKELAND INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its Charter)
Delaware	13-3115216
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
701 Koehler Ave., Suite 7, Ronkonkoma, NY	11779
(Address of Principal Executive Offices)	(Zip Code)

(Registrant's telephone number, including area code) (631) 981-9700

Securities registered pursuant to Section 12 (b) of the Act:
Common Stock $0.01 Par Value
(Title of Class)
Name of Exchange on which listed - NASDAQ
Securities registered pursuant to Section 12(g) of the Act:
Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non- accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).
Large accelerated filer ⁯         Accelerated Filer  ☒        Non-Accelerated Filer ⁯

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).    Yes☐   No ☒

As of July 31, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $57,041,653 based on the closing price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 12, 2007
Common Stock, $0.01 par value per share	5,521,824

Index

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Annual Report to Stockholders for the Fiscal Year	Parts [I, II, and IV]
Ended January 31, 2007 (Annual Report)

Portions of the proxy statement for the annual meeting of stockholders to be held on June 20, 2007, are incorporated by reference into Part III.

LAKELAND INDUSTRIES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

Index

This Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports and other periodic reports and filings of the Company filed with the Securities and Exchange Commission.  All statements, other than statements of historical facts, which address the Company’s expectations of sources of capital or which express the Company’s expectation for the future with respect to financial performance or operating strategies, can be identified as forward-looking statements.  As a result, there can be no assurance that the Company’s future results will not be materially different from those described herein as “believed,” “anticipated,” “estimated” or “expected,” “may,” “will” or “should,” or other similar words  which reflect the current views of the Company with respect to future events.  We caution readers that these forward-looking statements speak only as of the date hereof.  The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statement is based.

PART I

Lakeland Industries, Inc. (the “Company” or “Lakeland,” “we,” “our,” or “us”) was incorporated in the State of Delaware in 1986.  Our executive offices are located at 701 Koehler Avenue, Suite 7, Ronkonkoma, New York 11779, and our telephone number is (631) 981-9700.  Our web site is located at www.lakeland.com.  Information contained on our web site is not part of this report.

ITEM 1.  BUSINESS
Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing market. Our products are sold by our in-house customer service group our regional sales managers and independent sales representatives to a network of over 800 safety and mill supply distributors. These distributors in turn supply end user industrial customers such as chemical/petrochemical, automobile, steel, glass, construction, smelting, munition plants, janitorial, pharmaceutical and high technology electronics manufacturers, as well as hospitals and laboratories. In addition, we supply federal, state and local governmental agencies and departments such as fire and police departments, airport crash rescue units, the Department of Defense, the Department of Homeland Security, and the Centers for Disease Control. In fiscal 2007, we had net sales of $100.2 million which represent a growth rate of 1.4% over our previous fiscal year. Our net sales attributable to customers outside the United States were $9.0 million, $10.3 million and $12.4 million, in fiscal 2005, fiscal 2006 and fiscal 2007, respectively.

Our major product categories and their applications are described below:

Limited Use/Disposable Protective Clothing.   We manufacture a complete line of limited use/disposable protective garments offered in coveralls, lab coats, shirts, pants, hoods, aprons, sleeves and smocks. These garments are made from several non-woven fabrics, primarily Tyvek® and Tychem® (both DuPont manufactured fabrics) and also our proprietary fabrics Micromax and Micromax NS manufactured pursuant to customer order. These garments provide protection from low-risk contaminants or irritants, such as chemicals, pesticides, fertilizers, paint, grease and dust, and from limited exposure to hazardous waste and toxic chemicals, including acids, asbestos, lead and hydro-carbons (or PCBs) that pose health risks after exposure for long periods of time. Additional applications include protection from viruses and bacteria, such as AIDS, streptococcus, SARS and hepatitis, at hospitals, clinics and emergency rescue sites and use in clean room environments to prevent human contamination in the manufacturing processes. This is our largest product line.

High-End Chemical Protective Suits.   We manufacture heavy duty chemical suits made from TyChem® SL, TK and BR, and F, which are DuPont patented fabrics and Pyrolon CRFR. These suits are worn by individuals on hazardous material teams to provide protection from powerful, highly concentrated and hazardous or potentially lethal chemical and biological toxins, such as toxic wastes at Super Fund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as saran gas, anthrax or ricin), and chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities. These suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. Homeland Security measures and government funding of personal protective equipment for first responders to terrorist threats

Index

or attack have since September 11, 2001 resulted in increased demand for our high-end chemical suits and we believe demand for these suits will continue in the future as state and local Bioterrorism grants are spent.

Fire Fighting and Heat Protective Apparel.   We manufacture an extensive line of fire fighting and heat protective apparel for use by fire fighters and other individuals that work in extreme heat environments. Our branded fire fighting apparel Fyrepel™ is sold to local municipalities and industrial fire fighting teams. Our heat protective aluminized fire suits are manufactured from Nomex®, a fire and heat resistant material, and Kevlar®, a cut and heat resistant, high-strength, lightweight, flexible and durable material both produced by DuPont. This apparel is also used for maintenance of extreme high temperature equipment, such as coke ovens, kilns, glass furnaces, refinery installations and smelting plants, as well as for military and airport crash and rescue teams.

Gloves and Arm Guards.   We manufacture gloves and arm guards from Kevlar®, Spectra®, and Dyneema cut resistant fibers made by DuPont , Honeywell and DSM Corp. respectively as well as engineered composite yarns with Microgard antimicrobial for food service markets. Our gloves are used primarily in the automotive, glass, metal fabrication and food service industries to protect the wearer’s hand and arms from lacerations and heat without sacrificing manual dexterity or comfort.

Reusable Woven Garments. We manufacture a line of reusable and washable woven garments that complement our fire fighting and heat protective apparel offerings and provide alternatives to our limited use/disposable protective clothing lines. Product lines include electrostatic dissipative apparel used in the automotive industry for control of static electricity in the manufacturing process, clean room apparel to prevent human contamination in the manufacturing processes, and flame resistant Nomex® and FR cotton coveralls used in chemical and petroleum plants and for wildland fire fighting and extrication suits for police and ambulance workers.

High Visibility Clothing. In August 2005, we acquired the assets of Mifflin Valley, Inc. of Shillington, PA.  Mifflin is a manufacturer of protective clothing specializing in safety and visibility, largely for the Emergency Services market, but also for the entire public safety and traffic control market.  Mifflin’s high visibility products include flame retardant and reflective garments for the Fire Industry, Nomex clothing for utilities, and high visibility reflective outerwear for industrial uniforms and Departments of Transportation.  Mifflin products are our strategic fit for our Woven and Fire Lines of garments and we expect higher than normal sales growth out of this subsidiary as our existing sales force starts promoting this new line.

We believe we are one of the largest independent customers of DuPont’s Tyvek® and TyChem® apparel grade fabrics. We purchase Tyvek® and TyChem® under North American Trademark licensing agreements and other DuPont materials, such as Kevlar®, under international Trademark licensing agreements. While we have operated under these trademark agreements since 1995, we have been a significant customer of these DuPont materials since 1982. The trademark agreements require certain quality standards as a prerequisite for the use of DuPont trademarks and tradenames on the finished product manufactured by us. We believe this brand identification with DuPont and Tyvek® significantly benefits the marketing of our largest product line, as over the past 30 years Tyvek® has become known as the standard for limited use/disposable protective clothing. We believe our relationship with DuPont to be excellent.

We maintain manufacturing facilities in Decatur, Alabama; Celaya, Mexico; AnQui City, China; Jiaozhou, China; New Delhi, India, Shillington, PA, and St. Joseph, Missouri, where our products are designed, manufactured and sold. We also have a relationship with a sewing subcontractor in Mexico, which we can utilize for unexpected production surges. Our China, Mexico, and India facilities allow us to take advantage of favorable labor and component costs, thereby increasing our profit margins on products manufactured in these facilities. Our China and Mexico facilities are designed for the manufacture of limited use/disposable protective clothing as well as our high-end chemical protective suits. We have significantly improved our profit margins in these product lines by shifting production to our international facilities and we continue to expand our international manufacturing capabilities to include our gloves and reusable woven protective apparel product lines.

Industry Overview
The industrial work clothing market includes our limited use/disposable protective or safety clothing, our high-end chemical protective suits, our fire fighting and heat protective apparel and our reusable woven garments.

The industrial protective safety clothing market in the United States has evolved over the past 35 years as a result of governmental regulations and requirements and commercial product development. In 1970, Congress enacted the Occupational Safety and Health Act, or OSHA, which requires employers to supply protective clothing in certain work environments.  Almost two million workers are subject to OSHA standards today. Certain states have also

Index

enacted worker safety laws that supplement OSHA standards and requirements.

The advent of OSHA coincided with DuPont’s development of Tyvek® which, for the first time, allowed for the economical production of lightweight, disposable protective clothing. The attraction of disposable garments grew in the late 1970s as a result of increases in labor and material costs of producing cloth garments and the promulgation of federal, state and local safety regulations.

In 1990, additional standards proposed and developed by the National Fire Protection Association and the American Society for Testing and Materials were adopted by OSHA. These standards identify four levels of protection, A through D, and specify the equipment and clothing required to adequately protect the wearer at each level:

•	Level A requires total encapsulation in a vapor proof chemical suit with “self contained breathing apparatus”, or SCBA, and appropriate accessories.

•
Level B calls for SCBA or a positive pressure supplied respirator with escape SCBA, plus hooded chemical resistant clothing (coveralls), one or two piece chemical splash suit, or disposable chemical resistant coveralls.

•	Level C requires hooded chemical resistant clothing, such as coveralls, two piece chemical splash suit, or disposable chemical resistant coveralls.

•	Level D involves work and/or training situations that require minimal coverall protection.

In response to the terrorist attacks that took place on September 11, 2001, the federal government has provided for additional protective equipment funding through programs that are part of the Homeland Security initiative. The Fire Act of 2002 created the federal Assistance to Firefighters Grant Program, or AFGP, to provide funds directly to local fire districts to help improve their readiness and capability to respond to terrorist attacks.  Funds are allocated under AFGP to the following areas: fire operations/firefighter safety; fire prevention; emergency medical services; and firefighting vehicle acquisition. AFGP has provided more than $3.345 billion in funding through 2006, with approximately $750 million appropriated for 2003, $750 million in 2004, $650 million more in 2005 and $648 million in 2006 and $547 million for 2007. The Bio Terrorism Preparedness and Response Act of 2002, which we refer to as the Bio Terrorism Act, appropriated $3.643 billion for Bioterrorism Preparedness and $1.641 billion for grants to improve state, local and hospital preparedness for and response to Bioterrorism and other public health emergencies between 2002 and 2006.  Hospital Preparedness is where we expect to see future garment sales.  The 2006 appropriations bill provided $550 million for Hospital Preparedness.  The $514.6 million of bioterrorism hospital preparedness monies appropriated in 2005 are expected to be disbursed in 2006 and 2007, and the funding for 2006 should be disbursed in 2007 and 2008.

Since 2001, federal and state purchasing of industrial protective clothing and federal grants to fire departments have increased demand for industrial protective clothing to protect first responders against actual or threatened terrorist incidents. Specific events such as the anthrax letters incidents in 2001, the 2002 U.S. Winter Olympics, the SARS epidemic in 2003 and the ricin letter incidents in 2004 have also resulted in increased peak demand for our products.

Industry Consolidation

The industrial protective clothing industry is highly fragmented and consists of a large number of small, closely-held family businesses. DuPont, Lakeland and Kimberly Clark are the dominant disposable industrial protective apparel manufacturers. Since 1997, the markets for manufacturing and distribution have consolidated. A number of large distributors with access to capital have acquired smaller distributors. The acquisitions include Vallen Corporation’s acquisitions of Safety Centers, Inc., All Supplies, Inc., Shepco Manufacturing Co., and Century Safety (Canada) and Hagemeyer’s acquisition of Vallen Corporation; W.W. Grainger’s acquisitions of Allied Safety, Inc., Lab Safety Supply, Inc., Acklands Limited, Gempler’s safety supply division and Ben Meadows, Inc.; Air Gas’ acquisitions of Rutland Tool & Supply Co., Inc., IPCO Safety Supply, Inc., Lyon Safety, Inc., Safety Supply, Inc., Safety West, Inc. and Delta Safety Supply, Inc.; and Fisher Scientifics’ acquisitions of Safety Services of America, Cole-Parner, Retsch and Emergo. Thermo Electron recently merged with Fisher Scientific.

As these safety distributors consolidate and grow, we believe they are looking to reduce the number of safety manufacturing vendors they deal with and support, while at the same time shifting the burden of end user selling to

Index

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

We believe a larger industrial protective clothing manufacturer has competitive advantages over a smaller competitor including:

•	economies of scale when selling to end users, either through the use of a direct sales force or independent representation groups;

•	broader product offerings that facilitate cross-selling opportunities;

•	the ability to employ dedicated protective apparel training and selling teams;

•	the ability to offer volume and growth incentives to safety distributors; and

•	access to international sales.

We believe we have a substantial opportunity to pursue acquisitions in the industrial protective clothing industry, particularly because many smaller manufacturers share customers with us.

Business Strategy
Key elements of our strategy include:

•
Dealing with Price Increases in Raw Materials.  One major supplier, DuPont, increased the price of Tyvek® fabrics by 3.7% in January, 2005, by 4 to 6% in June 2005 and by 4.9% in November 2005.  However, in June of 2005 DuPont also published new garment price increases of 4% to 6%, depending on style, and again increased garment prices in November 2005 by approximately 6%.  These increases were mostly predicated upon increases in oil and natural gas which are prime components in the manufacturing of Tyvek®.  We reacted to such increases by increasing our inventories of Tyvek® roll goods prior to such announced increases.  Additionally, we have negotiated discounts or rebates with many suppliers of roll goods based upon volume purchases.  Nonetheless, Tyvek® garment pricing to prime volume accounts was very competitive in all of fiscal 2007.  In order to offset any negative effect of these prices increases we are continuing the operating cost reduction program already in effect and have initiated new measures. We will continue to meet competitive pricing conditions to maintain or increase market shares and such actions may reduce our margins in the future

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

Subsequent to January 31, 2007, we have seen a strong competitive push in the marketplace for disposable protective clothing, with a large competitor offering an aggressive rebate program.  We are meeting competitive offers by increasing our supply and logistic efficiencies.  We expect to lose a modest amount of our volume in this area with only a moderate net effect on our ultimate margins.

•
Increase International Sales Opportunities.  We also intend to increase our penetration of the International markets for our product lines.  We have recently opened new sales offices in Beijing, China; Tokyo, Japan; and

Index

Santiago, Chile: Our sales in our older United Kingdom operations grew by 46.6% in fiscal 2007 and 55.9% in 2006. We expect our newer operations in Chile, China, India and Japan to ramp up sales on a similar basis to our UK operations.

•
Introduction of New Products. We continue our history of product development and innovation by introducing new proprietary products across all our product lines. Our innovations have included Micromax® disposable protective clothing line, our Despro™ patented glove design, Microgard antimicrobial products for food service and our engineered composite glove products for high cut and abrasion, our Thermbar glove and sleeve products for heat protection, Grapolator™ sleeve lines for hand and arm cut protection and our Thermbar™ Mock Twist glove for hand and arm heat protection. We own 20 patents on fabrics and production machinery and have 11 additional patents in application. We will continue to dedicate resources to research and development.

•
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

•
Decrease Manufacturing Expenses by Moving Production to International Facilities. We have additional opportunities to take advantage of our low cost production capabilities in Mexico and China. Beginning in 1995, we successfully moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Beginning January 1, 2005, pursuant to the United States World Trade Organization Treaty with China, the reduction in quota requirements and tariffs imposed by the U.S. and Canada on textiles goods, such as our reusable woven garments, have made it more cost effective to move production for some of these product lines to our assembly facilities in China. We are two thirds through this process and expect to complete this process by the third quarter of fiscal 2008. As a result, we expect to see profit margin improvements for these product lines, which will allow us to compete more effectively as quota restrictions are removed and tariffs lowered.

•
Acquisitions. We believe that the protective clothing market is fragmented and presents the opportunity to acquire businesses that offer comparable products or specialty products that we do not offer. We intend to consider acquisitions that afford us economies of scale, enhanced opportunity for cross-selling, expanded product offerings and an increased market presence. We acquired a facility in New Delhi, India in November 2006 where we are producing Nitrile, Latex and Neoprene Gloves.  We also acquired Mifflin Valley, Inc., a manufacturer of high visibility protective clothing in August 2005.

•
Increase Sales to the First Responder Market. Our high-end chemical protective suits meet all of the regulatory standards and requirements and are particularly well qualified to provide protection to first responders to chemical or biological attacks. For example, our products have been used for response to recent threats such as the 2001 anthrax letters, the 2003 SARS epidemic and the 2004 ricin letters. A portion of appropriations for the Fire Act of 2002 and the Bio Terrorism Act of 2002 are available for purchase of products for first responders that we manufacture, and we are aggressively targeting this Homeland Security market.

•
Emphasize Customer Service. We continue to offer a high level of customer service to distinguish our products and to create customer loyalty. We offer well-trained and experienced sales and support personnel, on-time delivery and accommodation of custom and rush orders. We also seek to advertise our brand names.

Our Competitive Strengths

Our competitive strengths include:

•
Industry Reputation. We devote significant resources to creating customer loyalty by accommodating custom and rush orders and focusing on on-time delivery. Additionally, our ISO 9001 certified facilities manufacture high-quality products. As a result of these factors, we believe that we have an excellent reputation in the industry.

Index

•
Long-standing Relationship with DuPont. We believe we are the largest independent customer for DuPont’s Tyvek® and TyChem® material for use in the industrial protective clothing market. Our trademark agreements with DuPont for Tyvek®, TyChem® and Kevlar® require strict quality standards as a prerequisite for using the DuPont trademarks and tradenames on the finished product. We believe this brand identification with DuPont significantly benefits the marketing of our product lines, as over the past 30 years Tyvek® has become known as the standard for limited use/disposable protective clothing. We believe our relationship with DuPont to be excellent.

•
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

•
India.  In November 2006 we purchased three facilities comprising 58,945 square feet  in New Delhi, India where we are producing nitrile, latex and neoprene gloves which are being sold in Europe and South America presently.  We intend to enter the North American market in summer 2007 with a newly designed line of gloves.

•
International Sales Offices.  We have sales offices around the world to service various major markets, Toronto, Canada for Canada, Newport, United Kingdom for the European Common Market, Beijing, China for China and Southeast Asia, Tokyo, Japan for Japan and Santiago, Chile and Jerez, Mexico for the South American market.

•
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

•
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

•
Experienced Management Team. We have an experienced management team. Our executive officers other than the CFO average greater than 21 years of experience in the industrial protective clothing market. The knowledge, relationships and reputation of our management team helps us maintain and build our customer base.

Index

Products

The following table summarizes our principal product lines, the raw materials used to manufacture them, their applications and end markets:

Product Line	Raw Material	Protection Against	End Market
Limited use/disposable protective clothing	• Tyvek® and laminates of Polyethylene, Spunlaced Polyester, SMS, Polypropylene, and Company Micromax, Micromax NS, Pyrolon®, and other non-woven fabrics
•      Contaminants, irritants, metals, chemicals, fertilizers, pesticides, acids, asbestos, PCBs, lead, dioxin and many other hazardous chemicals
•      Viruses and bacteria (AIDS, streptococcus, SARS and hepatitis)
• Chemical/petrochemical industries • Automotive and pharmaceutical industries • Public utilities • Government (terrorist response) • Janitorial • Medical Facilities
High-end chemical protective suits	• TyChem®QC • TyChem® SL • TyChem® TK • TyChem® F • TyChem® BR • Pyrolon CRFR • Other Lakeland patented co-polymer laminates	• Chemical spills • Toxic chemicals used in manufacturing processes • Terrorist attacks, biological and chemical warfare (anthrax, ricin and sarin)	• Hazardous material teams • Chemical and nuclear industries • Fire departments • Government (first responders)
Fire fighting and heat protective apparel	• Nomex® • Aluminized Nomex® • Aluminized Kevlar® • PBI Matrix • Millenia® • Basofil® • Advance • Indura® Ultrasoft	• Fire, burns and excessive heat	• Municipal, corporate and volunteer fire departments • Wildland fire fighting • Hot equipment maintenance personnel and industrial fire departments • Oil well fires • Airport crash rescue
Gloves and arm guards (1)	• Kevlar® yarns • Kevlar® wrapped steel core yarns • Dyneema yarns • Spectra® yarns	• Cuts, lacerations, heat and chemical irritants	• Automotive, glass and metal fabrication industries • Chemical plants • Food Processing
Reusable woven garments	• Staticsorb carbon thread with polyester • Cotton polyester blends • Cotton • Polyester • Nomex®/FR Cottons	• Protects manufactured products from human contamination or static electrical charge • Bacteria, viruses and blood borne pathogens • Protection from flash fires	• Hospital and industrial facilities • Clean room environments • Emergency medical ambulance services • Chemical and refining

(2) Industrial grade Nitrile, Latex, Neoprene, Buytl and other combinations thereof will be added to our product line in the Summer of 2007 resulting from the acquisition of an Indian glove facility.  These industrial gloves are used to protect workers from hazardous chemicals and will complement our line of cut resistant Kevlar, Dyneema and Spectra string knit gloves.

_______________________

Index

Limited Use/Disposable Protective Clothing

We manufacture a complete line of limited use/disposable protective garments, including coveralls, laboratory coats, shirts, pants, hoods, aprons, sleeves, arm guards, caps, and smocks. Limited use garments can also be coated or laminated to increase splash protection against harmful inorganic acids, bases and other liquid chemicals. Limited use garments are made from several non-woven fabrics, including Tyvek® and TyChem® QC (both DuPont fabrics) and our own trademarked fabrics such as Pyrolon® Plus 2, XT, CRFR, Micromax®, Micromax NS, Safegard “76”®, Zonegard®, RyTex® and TomTex®, which are made of spunlaced polyester, polypropylene and polyethylene materials, laminates, films and derivatives. We incorporate many seaming and taping techniques depending on the level of protection needed in the end use application.

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

Our limited use/disposable protective clothing products range in unit price from $.04 for shoe covers to approximately $14.00 for a TyChem® QC laminated hood and booted coverall. Our largest selling item, a standard white Tyvek® coverall, sells for approximately $2.50 to $3.75 per garment. By comparison, similar reusable cloth coveralls range in price from $30.00 to $60.00, exclusive of laundering, maintenance and shrinkage expenses.

We cut, warehouse and sell our limited use/disposable garments primarily at our Decatur, Alabama and China facilities and warehouses in Las Vegas, NV and Shillington, PA. The fabric is cut into required patterns at our Decatur plant and shipped to our Mexico facility for assembly. Our assembly facilities in China or Mexico and independent contractors sew and package the finished garments and return them primarily to our Decatur, Alabama plant, normally within one to eight weeks, for immediate shipment to the customer.

We presently utilize one independent domestic sewing contractor and one international contractor under agreements that are terminable at will by either party. In fiscal 2007, no independent sewing contractor accounted for more than 5% of our production of limited use/disposable garments. We believe that we can obtain adequate alternative production capacity should any of our independent contractors become unavailable.

The capacity of our facilities, complemented by the availability of existing and other available independent sewing contractors, allow us to reduce by 5%, or alternately increase by 10%, our production capacity without incurring large on going costs typical of many manufacturing operations. This allows us to react quickly to changing unit demand for our products.

High-End Chemical Protective Suits

We manufacture heavy-duty chemical suits made from DuPont TyChem® QC, SL, TK, TyChem F and TyChem® BR fabrics. These suits are worn by individuals on hazardous material teams to provide protection from powerful, highly concentrated and hazardous or potentially lethal chemical and biological toxins, such as toxic wastes at Super Fund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as anthrax, ricin, or saran and mustard gas), and chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities. Our line of chemical suits range in cost from $14 per coverall to $1192. The chemical suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. We have also introduced two garments approved by the National Fire Protection Agency (NFPA) for varying levels of protection that are manufactured from DuPont materials:

•
TyChem® TK – a co-polymer film laminated to a durable spun bonded substrate. This garment offers the broadest temperature range for limited use garments of -94°F to 194°F. TyChem® TK meets all OSHA Level A requirements. It is available in National Fire Protection Agency 1991-2000 certified versions when worn with an aluminized over cover.

•	TyChem® BR – meets all OSHA Level B and all National Fire Protection Agency 1994 fabric requirements and offers splash protection against a wide array of chemicals.

Index

We manufacture chemical protective clothing at our facilities in Decatur, Alabama, Mexico and China. Using fabrics such as TyChem® SL, TyChem® TK, TyChem F, and TyChem® BR, we design, cut, glue and/or sew the materials to meet customer purchase orders.

The federal government, through the Fire Act of 2002, appropriated approximately $750 million in 2003 to fire departments in the United States and its territories to fund the purchase of, among other things, personal protective equipment, including our fire fighting and heat protective apparel and high-end chemical protective suits. An additional $750 million was appropriated for 2004, $650 million for 2005, $648 million for 2006 and $547 million for 2007. The Bio Terrorism Preparedness and Response Act of 2002 included appropriations of $3.643 billion for Bioterrorism Preparedness and $1.641 billion for Bioterrorism Hospital Preparedness between 2002 and 2006.  Hospital Preparedness is where we expect to see future garment sales.

Fire Fighting and Heat Protective Apparel

We manufacture an extensive line of products to protect individuals who work in high heat environments. Our heat protective aluminized fire suit product lines include the following:

•	Kiln entry suit – to protect kiln maintenance workers from extreme heat.

•	Proximity suits – to give protection in high heat areas where exposure to hot liquids, steam or hot vapors is possible.

•	Approach suits – to protect personnel engaged in maintenance, repair and operational tasks where temperatures do not exceed 200°F ambient, with a radiant heat exposure up to 2,000°F.

We manufacture fire fighter protective apparel for domestic and foreign fire departments. We developed the popular 32 inch coat high back bib style (Batallion) bunker gear. Crash rescue continues to be a major market for us, as we were one of the first manufacturers to supply military and civilian markets with airport fire fighting protection.

Our fire suits range in price from $750 for standard fire department turn out gear to $2,000 for a fire entry suit. Approximately 70% of our heat protective clothing is currently manufactured at our facility in St. Joseph, Missouri with the remainder being made in our China facilities. Our Fyrepel™ brand of fire fighting apparel continues to benefit from ongoing research and development investment, as we seek to address the ergonomic needs of stressful occupations.  Additionally, we have introduced a new line of our OSX turnout gear manufactured in China in order to compliment our US line.

Gloves and Arm Guards

We manufacture and sell specially designed gloves and arm guards made from Kevlar®, a cut and heat resistant material produced by DuPont, Spectra®, a cut resistant fiber made by Honeywell, and Dyneema®, a fiber made by DSM Dyneema B.V. and our proprietary patented yarns. We are one of only seven companies licensed in North America to sell 100% Kevlar® gloves, which are high strength, lightweight, flexible and durable. Kevlar® gloves offer a better overall level of protection and lower worker injury rates, and are more cost effective, than traditional leather, canvas or coated work gloves. Kevlar® gloves, which can withstand temperatures of up to 400°F and are cut resistant enough to allow workers to safely handle sharp or jagged unfinished sheet metal, are used primarily in the automotive, glass and metal fabrication industries. Our higher end string knit gloves range in price from $37 to $240 for a dozen pair.

We manufacture these string knit gloves primarily at our Alabama and Mexican facilities, and we are shifting lower cost yarn production to our China facilities. We completed our shift of glove production to Mexico last year and will continue shifting more to our Chinese facilities and our Indian glove facility in this fiscal year and next fiscal year.  Foreign production will allow lower fabric and labor costs.

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

Index

Reusable Woven Garments

We manufacture and market a line of reusable and washable woven garments that complement our fire fighting and heat protective apparel offerings and provide alternatives to our limited use/disposable protective clothing lines and give us access to the much larger woven industrial and health care-related markets. Cloth reusable garments are favored by customers for certain uses or applications because of familiarity with and acceptance of these fabrics and woven cloth’s heavier weight, durability and longevity. These products allow us to supply and satisfy a wider range of safety and customer needs. Our product lines include the following:

•	Electrostatic dissipative apparel – used primarily in the pharmaceutical and automotive industries.

•	Clean room apparel – used in semiconductor manufacturing and pharmaceutical manufacturing to protect against human contamination.

•	Flame resistant Nomex®/FR Cotton coveralls/pants/jackets – used in chemical and petroleum plants and for wild land firefighting.

•	Cotton and Polycotton coveralls, lab coats, pants, and shirts.

•	High Visibility vests, jackets, coats and pants used at highway construction sites, airports, and areas where moving vehicles are a danger to industrial workers.

Our reusable woven garments range in price from $20 to $150 per garment.  We manufacture and sell woven cloth garments at our facilities in China and St. Joseph, Missouri. We are continuing to relocate highly repetitive sewing processes for our high volume, standard product lines such as woven protective coveralls and high visibility vests and shirts to our facilities in China where lower fabric and labor costs allow increased profit margins. We expect the relocation process to be substantially complete by the fourth quarter of fiscal 2008.

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

Marketing and Sales
We employ an in-house sales force of 17 people, 3 regional sales managers and utilize 42 independent sales representatives. These employees and representatives call on over 800 safety and mill supply distributors nationwide in order to promote and provide product information for and sell our products. Distributors buy our products for resale and typically maintain inventory at the local level in order to assure quick response times and the ability to service their customers properly. Our sales employees and independent representatives have consistent communication with end users and decision makers at the distribution level, thereby allowing us valuable feedback on market perception of our products, as well as information about new developments in our industry. During fiscal 2007, one single distributor accounted for 5% of our net sales. No other single distributor accounted for more than 5% of our net sales.

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

Research and Development
We continue to evaluate and engineer new or innovative products. In the past three years we have introduced the Micromax® line of disposable protective clothing; a newly configured line of fire retardant work coveralls and fire turn-out gear; a SARS protective medical gown for Chinese hospital personnel; the Despro®, Grapolator™ and Microgard® anti microbial cut protective glove and sleeve lines for food service; our patented Thermbar™ Mock

Index

Twist that provides heat protection for temperatures up to 600°F; and our new Chemax 1, 2, and 3 lines for protection against intermediate chemical threats. We own 20 patents on various fabrics, patterns and production machinery. We plan to continue investing in research and development to improve protective apparel fabrics and the manufacturing equipment used to make apparel. Specifically, we plan to continue to develop new specially knit and coated gloves, woven gowns for industrial and medical uses, fire retardant cotton fabrics and protective non-woven fabrics. During fiscal 2005, 2006 and 2007, we spent approximately $89,000, $90,000, and $100,000 respectively, on research and development.

Suppliers and Materials
Our largest supplier is DuPont, from whom we purchase Tyvek® and Tychem® under North American trademark licensing agreements and Kevlar® under international trademark licensing agreements. Commencing in 1995, anticipating the expiration of certain patents on its proprietary materials, DuPont offered certain customers of these materials the opportunity to enter into two year trademark licensing agreements. Starting in 1995, we entered into such agreements and have renewed them continually since. In fiscal 2007, we purchased approximately 62.58% of the dollar value of our materials from DuPont, and Tyvek® constituted approximately 43.46% of our cost of goods sold and 61.93% of the dollar value of our raw material purchases.  We believe our relationship with DuPont to be excellent and our Tyvek/Tychem® trade mark licenses with DuPont have been extended since 1995 until January 31, 2008. Prior to 1995 we bought Tyvek® from DuPont under informal branding agreements for 13 years.

We do not have long-term, formal trademark use agreements with any other suppliers of non-woven fabric raw materials used by us in the production of our limited use/disposable protective clothing product lines. Materials such as polypropylene, polyethylene, polyvinyl chloride, spun laced polyester and their derivatives are available from thirty or more major mills. Flame retardant fabrics are also available from a number of both domestic and international mills. The accessories used in the production of our disposable garments, such as thread, boxes, snaps and elastics are obtained from unaffiliated suppliers. We have not experienced difficulty in obtaining our requirements for these commodity component items.

We have not experienced difficulty in obtaining materials, including cotton, polyester and nylon, used in the production of reusable non-wovens and commodity gloves.  We obtain Spectra® yarn used in our super cut-resistant Dextra Guard gloves from Honeywell, and since we believe Honeywell will not be able to meet our supply needs for this material in the future we reacted to these shortages by developing a new relationship with DSM Dyneema B.V. for similar Dyneema yarns.. We obtain Kevlar®, used in the production of our specialty safety gloves, from independent mills that purchase the fiber from DuPont.

Materials used in our fire and heat protective suits include glass fabric, aluminized glass, Nomex®, aluminized Nomex®, Kevlar®, aluminized Kevlar®, polybenzimidazole, as well as combinations utilizing neoprene coatings. Traditional chemical protective suits are made of Viton, butyl rubber and polyvinyl chloride, all of which are available from multiple sources.  Advanced chemical protective suits are made from TyChem® SL, TK and BR fabrics, which we obtain from DuPont, and our own patented fabrics. We have not experienced difficulty obtaining any of these materials.

Material such as Nitrile Butadiene Rubber, Neoprene, and Latex used at our new India facilities are available from multiple sources.

Internal Audit
We have an internal audit group consisting of a team of 2 people who have direct access to the audit committee of our board of directors.  The team’s primary function is to insure our internal control system is functioning properly.  Additionally, the team is used from time to time to perform operational audits to determine areas of business improvements.  Working in close cooperation with the audit committee, senior management and the external auditors, the internal audit function supports management to ensure that we are in compliance with all aspects of the Sarbanes-Oxley Act.

Competition
Our business is highly competitive due to large competitors who have monopolistic positions in the fabrics that are standards in the industry in disposable and high end chemical suits. Thus, barriers to entry in disposable Tyvek® and Tychem® garments are high. We believe that the barriers to entry in the reusable garments and gloves outside of Kevlar are relatively low. We face competition in some of our other product markets from large established companies that have greater financial, research and development, sales and technical resources. Where larger competitors, such as DuPont and Kimberly Clark, offer products that are directly competitive with our products, particularly as part of an established line of products, there can be no assurance that we can successfully compete for

Index

sales and customers. Larger competitors outside of our Disposable and Chemical Suit Lines also may be able to benefit from economies of scale and technological innovation and may introduce new products that compete with our products.

Seasonality
Our operations have historically been seasonal, with higher sales generally occurring in February, March, April and May when scheduled maintenance on nuclear, coal, oil and gas fired utilities, chemical, petrochemical and smelting facilities, and other heavy industrial manufacturing plants occurs, primarily due to moderate spring temperatures and low energy demands. Sales decline during the warmer summer and vacation months and generally increase from Labor Day through February with slight declines during holidays. As a result of this seasonality in our sales, we have historically experienced a corresponding seasonality in our working capital, specifically inventories, with peak inventories occurring between September and March coinciding with lead times required to accommodate the spring maintenance schedules. We believe that by sustaining higher levels of inventory, we gain a competitive advantage in the marketplace. Certain of our large customers seek sole sourcing to avoid sourcing their requirements from multiple vendors whose prices, delivery times and quality standards differ.

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

Patents and Trademarks
We own 20 patents and have 11 patents in the application and approval process with the U.S. Patent and Trademark Office.   We own 14 Trademarks and have 13 Trademarks in the application and approval process.  Additionally, a Patent Corporation Treaty application was filed for our Unilayer Glove Fabrics which involves technology using a robotic knitter that allows us to knit a glove using stronger or weaker yarns in different parts of the glove, as necessary, depending on the expected wear. Intellectual property rights that apply to our various products include patents, trade secrets, trademarks and to a lesser extent copyrights. We maintain an active program to protect our technology by ensuring respect for our intellectual property rights.

Employees
As of March 31, 2007, we had approximately 1,667 full time employees, 1,412, or 84.7%, of whom were employed in our international facilities and 255, or 15.3%, of whom were employed in our domestic facilities. An aggregate of 593 of our employees, are members of unions. We are not currently a party to any collective bargaining agreements. We believe our employee relations to be excellent.  We presently have no contracts with these unions.

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
Available Information
We make available free of charge through our Internet website, www.lakeland.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed in accordance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our filings are also available to the public over the internet at the SEC’s website at http://www.sec.gov.  In addition, we provide paper

Index

copies of our SEC filings free of charge upon request.  Please contact the Corporate Secretary of the company at 631-981-9700 or by mail at our corporate address Lakeland Industries, Inc. 701-7 Koehler Avenue, Ronkonkoma, NY 11779.

Item 1A. Risk Factors
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

Risk Related to Our Business

We rely on a limited number of suppliers and manufacturers for specific fabrics, including Tyvek® and Tychem®, and we may not be able to obtain substitute suppliers and manufacturers on terms that are as favorable, or at all, if our supplies are interrupted.

Our business is dependent to a significant degree upon close relationships with vendors and our ability to purchase raw materials at competitive prices.  The loss of key vendor support, particularly support by DuPont for its Tyvek® products, could have a material adverse effect on our business, financial condition, results of operations and cash flows.  We do not have long-term supply contracts with DuPont or any of our other fabric suppliers.  In addition, DuPont also uses Tyvek® and Tychem ® in some of its own products which compete directly with our products.  As a result, there can be no assurance that we will be able to acquire Tyvek®, Tychem® and other raw materials and components at competitive prices or on competitive terms in the future.  For example, certain materials that are high profile and in high demand may be allocated by vendors to their customers based upon the vendors’ internal criteria, which are beyond our control.

In fiscal 2007, we purchased approximately 62.6% of the dollar value of our raw materials from DuPont, and Tyvek® constituted approximately 43.5% of our cost of goods sold.  For periods in 1985 and 1987, DuPont placed all purchasers of Tyvek® on “allocation.”  “Allocation” is a circumstance in which demand outstrips supply and fabrics are sold based upon the amount a buyer purchased the prior year.  This allocation limited our ability to meet demand for our products during those years.  There can be no assurance that an adequate supply of Tyvek® or Tychem® will be available in the future.  Any shortage could adversely affect our ability to manufacture our products, and thus reduce our net sales.

Other than DuPont’s Tyvek® and TyChem® fabrics, we generally use standard fabrics and components in our products.  We rely on non-affiliated suppliers and manufacturers for the supply of these fabrics and components that are incorporated in our products.  If such suppliers or manufacturers experience financial, operational, manufacturing capacity or quality assurance difficulties, or if there is a disruption in our relationships, we will be required to locate alternative sources of supply.  We cannot assure you that we will be able to locate such alternative sources.  In addition, we do not have any long-term contracts with any of our suppliers for any of these components.  Our inability to obtain sufficient quantities of these components, if and as required in the future, may result in:

•	Interruptions and delays in manufacturing and resulting cancellations of orders for our products;

•	Increases in fabrics or component prices that we may not be able to pass on to our customers; and

•	Our holding more inventory that normal because we cannot finish assembling our products until we have all of the components

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

Index

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

Most of our assembly arrangements with our foreign-based subsidiaries or third party suppliers require payment to be made in U.S. dollars.  These payments aggregated $13.4 million in fiscal 2007.  Any decrease in the value of the U.S. dollar in relation to foreign currencies could increase the cost of the services provided to us upon contract expirations or supply renegotiations.  There can be no assurance that we will be able to increase product prices to offset any such cost increases and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We are also exposed to foreign currency exchange rate risks as a result of our sales in foreign countries.  Our net sales to customers in Canada and EEC were $12.4 million, in fiscal 2007.  Our sales in Canada are denominated in Canadian dollars.  If the value of the U.S. dollar increases relative to the Canadian dollar and we are unable to raise our prices proportionally, then our profit margins could decrease because of the exchange rate change.  Although our labor, some fabric and component costs in China are denominated in the Chinese Yuan, this currency has historically been largely pegged to the U.S. dollar, which has minimized our foreign currency exchange rate risk in China.  Recently, however the Chinese Yuan has been allowed to float against to the U.S. dollar, and therefore, we will be exposed to additional foreign currency exchange rate risk.  This risk will also increase as we continue to increase our sales in other foreign countries.  See “Management’s Discussion and Analysis of Financial condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”

Rapid technological change could negatively affect sales of our products and our performance.

The rapid development of fabric technology continually affects our apparel applications and may directly impact the performance of our products.  For example, microporous film-based products have eroded the market share of Tyvek® in certain low end applications.  We cannot assure you that we will successfully maintain or improve the effectiveness of our existing products, nor can we assure you that we will successfully identify new opportunities or continue to have the needed financial resources to develop new fabric or apparel manufacturing techniques in a timely or cost-effective manner.  In addition, products manufactured by others may render our products obsolete or non-competitive.  If any of these events occur, our business, prospects, financial condition and operating results will be materially and adversely affected.

Acquisitions or future expansion could be unsuccessful.

Mifflin Valley, Inc., a Pennsylvania company, acquired on August 1, 2005, and a portion of the assets of RFB Latex, an Indian company, which we acquired in November 2006 currently market high visibility clothing and chemically resistant gloves respectively.  These two new lines may accelerate our growth in the personal protective equipment market.  These acquisitions involve various risks, including: difficulties in integrating these companies’ operations, technologies, and products, the risk of diverting management’s attention from normal daily operations of the business; potential difficulties in completing projects associated with in-process research and development; risks of entering markets in which we have limited experience and where competitors in such markets have stronger market positions; initial dependence on unfamiliar supply chains; and insufficient revenues to offset increased expenses associated with these acquisitions.

In the future, we may seek to acquire additional selected safety products lines or safety-related businesses which will complement our existing products.  Our ability to acquire these businesses is dependent upon many factors, including our management’s relationship with the owners of these businesses, many of which are small and closely held by individual stockholders.  In addition, we will be competing for acquisition and expansion opportunities with other companies, many of which have greater name recognition, marketing support and financial resources than us, which may result in fewer acquisition opportunities for us as well as higher acquisition prices.  There can be no

Index

assurance that we will be able to identify, pursue or acquire any targeted business and, if acquired, there can be no assurance that we will be able to profitably manage additional businesses or successfully integrate acquired business into our company without substantial costs, delays and other operational or financial problems.

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

Acquisitions involve a number of special risks in addition to those mentioned above, including the diversion of management’s attention to the assimilation of the operations and personnel of the acquired companies, the potential loss of key employees of acquired companies, potential exposure to unknown liabilities, adverse effects on our reported operating results, and the amortization or write down of acquired intangible assets.  We cannot assure you that any acquisition by us will or will not occur, that if an acquisition does occur that it will not materially and adversely affect our results of operations or that any such acquisition will be successful in enhancing our business.

If we are unable to manage our growth, our business could be adversely affected.

Our operations and business have expanded substantially in recent years, with a large increase in employees and business areas in a short period of time.  To manage our growth properly, we have been and will be required to expend significant management and financial resources.  There can be no assurance that our systems, procedures and controls will be adequate to support our operations as they expand.  There can also be no assurance that our management will be able to manage our growth and operate a larger organization efficiently or profitably.  To the extent that we are unable to mange growth efficiently and effectively or are unable to attract and retain additional qualified management personnel, our business, financial condition and results of operations could be materially and adversely affected.

We must recruit and retain skilled employees, including our senior management, to succeed in our business.

Our performance is substantially dependent on the continued services and performance of our senior management and certain other key personnel, including Christopher J. Ryan, our chief executive officer, president, general counsel and secretary, and Gary Pokrassa, our chief financial officer, who has 37 years of financial and accounting experience, and James McCormick our Controller and treasurer, Greg Willis, our Executive Vice President, and Harvey Pride, Jr., our Senior vice president in charge of manufacturing, due to their long experience in our industry.  Our executive officers, other than CFO, have an average tenure with us of 19 years and an average of 22 years of experience in our industry.  The loss of services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations.  In addition, any future expansion of our business will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing, customer service and manufacturing personnel and our inability to do so could have a material adverse effect on our business, financial condition and results of operations.

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

Index

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

Two of our competitors, DuPont and Kimberly Clark, have substantially greater financial, marketing and sales resources than we do.  In addition, we believe that the barriers to entry in the reusable garments and gloves markets are relatively low.  We cannot assure you that our present competitors or competitors that choose to enter the marketplace in the future will not exert significant competitive pressures.  Such competition could have a material adverse effect on our net sales and results of operations.  For further discussion of the competition we face in our business, see “Business – Competition.”

Some of our sales are to foreign buyers, which exposes us to additional risks.

We derived approximately 12.3% of our net sales from customers located in foreign countries in fiscal 2007.  We intend to increase the amount of foreign sales we make in the future.  The additional risks of foreign sales include:

•	Potential adverse fluctuations in foreign currency exchange rates;

•	Higher credit risks;

•	Restrictive trade policies of foreign governments;

•	Currency nullification and weak banking institutions;

•	Changing economic conditions in local markets;

•	Political and economic instability in foreign markets; and

•	Changes in leadership of foreign governments.
Some or all of these risks may negatively impact our results of operations and financial condition.
Covenants in our credit facilities may restrict our financial and operating flexibility.
We currently have one credit facility;
•	A five year, $25 million revolving credit facility which commenced July 2005, of which we had $3.8 million of borrowings outstanding as of January 31, 2007 and

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

Index

from other sources.  We may not be able to replace or renew this credit facility upon its expiration on terms that are as favorable to us or at all.  In addition, a number of factors could affect our ability to access debt or equity financing, including;

•	Our financial condition, strength and credit rating;

•	The financial markets’ confidence in our management team and financial reporting;

•	General economic conditions and the conditions in the homeland security sector; and

•	Capital markets conditions.

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

Index

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

Our quarterly results of operations have varied and are expected to continue to vary in the future.  These fluctuations may be caused by many factors, including:

•	Our expansion of international operations;

•	Competitive pricing pressures;

•	Seasonal buying patterns resulting from the cyclical nature of the business of some of our customers;

•	The size and timing of individual sales;

•	Changes in the mix of products and services sold;

•	The timing of introductions and enhancements of products by us or our competitors;

•	Market acceptance of new products;

•	Technological changes in fabrics or production equipment used to make our products;

•	Changes in the mix of domestic and international sales;

•	Personnel changes; and

•	General industry and economic conditions.

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

In addition, the corporate governance, reporting and disclosure laws, rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors.  In particular, the Nasdaq Stock Market rules require a majority of our directors to be “independent” as determined by our board of directors in compliance with the Nasdaq rules.  It therefore has become more difficult and significantly more expensive to attract such independent directors to our Board.

Our directors and executive officers have the ability to exert significant influence on our company and on matters subject to a vote of our stockholders.

As of April 12, 2007, our directors and executive officers beneficially owned approximately 19.40% of the outstanding shares of our common stock.  As a result of their ownership of common stock and their positions in our Company, our directors and executive officers are able to exert significant influence on our Company and on matters submitted to a vote by our stockholders.  In particular, as of April 12, 2007, Raymond J. Smith, our chairman of the board, and Christopher J. Ryan, our chief executive officer, president, general counsel and secretary and a director,

Index

beneficially owned approximately 9.55% and 6.63% of our common stock, respectively.  The ownership interests of our directors and executive officers, including Messrs. Smith and Ryan, could have the effect of delaying or preventing a change of control of our Company that may be favored by our stockholders generally.

Provisions in our restated certificate of incorporation and by-laws and Delaware law could make a merger, tender offer or proxy contest difficult.

Our restated certificate of incorporation contains “super majority” voting and classified board provisions, authorized preferred stock that could be utilized to implement various “poison pill” defenses and a stockholder authorized, but as yet unused, Employee Stock Ownership Plan, all of which may have the effect of discouraging a takeover of Lakeland which is not approved by our board of directors.  Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the prescribed manner.  For a description of these provisions, see “Description of Capital Stock – Anti-Takeover Provisions.”

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our owned and leased facilities are suitable for the operations we conduct in each of them. Each manufacturing facility is well maintained and capable of supporting higher levels of production. The table below sets forth certain information about our principal facilities.

Address	Estimated Square Feet	Annual Rent	Lease Expiration	Principal Activity
Weifang Lakeland Safety Products Co., Ltd. Xiao Shi Village AnQui City, Shandong Province PRC 262100	65,000	Owned(1)	N/A	Manufacturing Administration Engineering

Qing Dao Lakeland Protective Products Co., Ltd Yinghai Industrial Park Jiaozhou, Shandong Province PRC 266318	90,415	Owned(1)	N/A	Manufacturing Administration Warehousing

Meiyang Protective Products Co., Ltd. Xiao Shi Village AnQui City, Shandong Province PRC 262100	9,360	$3,727	12/31/11	Manufacturing

Lakeland Industries, Inc. Woven Products Division 2401 SW Parkway St. Joseph, MO 64503	44,000	$96,000	7/31/12	Manufacturing Administration Warehousing

Index

Address	Estimated Square Feet	Annual Rent	Lease Expiration	Principal Activity
Lakeland de Mexico S.A. de C.V. (Luis Gómez Guzmán – former employee) Poniente, Mza 8, Lote 11 Ciudad Industrial, S/No. Celaya, Guanajuato 38010 Mexico	23,885	$112,800	7/31/07	Manufacturing Administration Warehousing

Lakeland Mexico Carretera a Santa Rita Calle Tomas Urbina #1 Jerez de Garcia, Salinas, Zacatecas Mexico	40,000	$120,000	3/31/10	Manufacturing Administration Warehousing

Lakeland Protective Wear , Inc. 5109-B7 Harvestor Road Burlington, ON L7L5Y9 Canada	12,000	Approximately $86,000 (varies with exchange rates)	11/30/07	Sales Administration Warehousing

Lakeland Protective Real Estate Building under construction to replace rental facility of Lakeland Protective Wear, Inc.		Owned	N/A

Lakeland Industries, Inc. Headquarters 701-7 Koehler Avenue Ronkonkoma, NY 11779	6,250	Owned	N/A	Administration Studio Sales

Lakeland Industries, Inc. 202 Pride Lane Decatur, AL 35603	91,788	Owned	N/A	Manufacturing Administration Engineering Warehousing

Lakeland Industries, Inc. 3428 Valley Ave. (201½ Pride Lane) Decatur, AL 35603	49,500	Owned	N/A	Warehousing Administration

Lakeland Industries, Inc. (Harvey Pride, Jr. – officer- related party) 201 Pride Lane, SW Decatur, AL 35603	2,400	$18,000	3/31/09	Sales Administration

Lakeland Industries Europe Ltd. Wallingfen Park 236 Main Road Newport, East Yorkshire HU15 2RH U United Kingdom	4,940	Approximately $48,600 (varies with exchange rates)	1/31/08	Warehouse Sales

Lakeland Industries, Inc. Route 227 & 73 Blandon, PA 19510	12,000	$36,000 (Leased from D. Gallen an employee)	Month to Month	Warehouse

Index

Address	Estimated Square Feet	Annual Rent	Lease Expiration	Principal Activity
Lakeland Industries, Inc. 31 South Sterley Street Shillington, PA 19607	18,520	$57,504 (Leased from M. Gallen an employee)	7/31/10	Manufacturing Warehouse, Sales Administration

Lakeland India Private Ltd Plots 81, 50 and 24 Noida Special Economic Zone New Delhi, India	58,945	Owned (2)	N/A	Manufacturing Warehouse

Lakeland Industries Inc., Agencia En Chile Los Algarrobos nº 2228 Comuna de Santiago Código Postal 8361401 Santiago, Chile	904	$12,000	03/01/2008	Warehouse Sales
___________________________________________________________________________________________

(1)
We own the buildings in which we conduct our manufacturing operations and lease the land underlying the buildings from the Chinese government.  We have 41 years and 46 years remaining under the leases with respect to the AnQui City and Jiaozhou facilities, respectively.

(2)	The annual total lease for plots 24, 81 and 50 amounts to approximately $10,000 on a lease expiring October 9, 2011.

Our facilities in Decatur, Alabama; Celaya, Mexico; AnQui, China; Jiaozhou, China; St. Joseph, Missouri,  Shillington, Pennsylvania and New Delhi, India contain equipment used for the design, development and manufacture and sale of our products.  Our operations in Burlington, Canada; Newport, United Kingdom; and Santiago, Chile are primarily sales and warehousing operations receiving goods for resale from our manufacturing facilities around the world. We had $3.15 million, $3.68 million and $3.85 million of gross long-lived fixed assets, located in China and $0.80 million, $0.85 million and $0.86 million of long-lived assets located in Mexico as of January 31, 2005, 2006 and 2007.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to litigation arising in the ordinary course of our business. We are not currently a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

Our common stock is currently traded on the NASDAQ Global Market under the symbol “LAKE”. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported by the Nasdaq National Market. The stock prices in the table below have been adjusted for periods prior to July 31, 2003 to reflect our 10% stock dividends to stockholders of record on July 31, 2002, July 31, 2003, April 30, 2005 and August 1, 2006.

Index

	Price Range of Common Stock
	High	Low
Fiscal 2008
First Quarter (through April 09, 2007)	$14.99	$13.25

Fiscal 2007
First Quarter	$18.64	$16.79
Second Quarter	17.22	12.54
Third Quarter	13.78	11.93
Fourth Quarter	15.25	13.11

Fiscal 2006
First Quarter	$17.49	$11.18
Second Quarter	14.82	11.79
Third Quarter	16.99	13.96
Fourth Quarter	18.70	16.65

Holders

Holders of our Common Stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders.  No cumulative voting with respect to the election of directors is permitted by our Articles of Incorporation.  The Common Stock is not entitled to preemptive rights and is not subject to conversion or redemption.  Upon our liquidation, dissolution or winding –up, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding stock that may be issued in the future having prior rights on such distributions and payment of other claims of creditors.  Each share of Common Stock outstanding as of the date of this Annual Report is validly issued, fully paid and non-assessable.

On April  10, 2007 the last reported sale price of our common stock on the Nasdaq National Market was $14.94 per share. As of April 10, 2007, there were approximately 73 record holders of shares of our common stock.

Dividend Policy

In the past, we have declared dividends in stock to our stockholders. We paid a 10% dividend in additional shares of our common stock to holders of record on July 31, 2002, on July 31, 2003, on April 30, 2005 and on August 1, 2006.  We may pay stock dividends in future years at the discretion of our board of directors.

 We have never paid any cash dividends on our common stock and we currently intend to retain any future earnings for use in our business. The payment and rate of future cash or stock dividends, if any, or stock repurchase programs are subject to the discretion of our board of directors and will depend upon our earnings, financial condition, capital or contractual restrictions under our credit facilities and other factors.

Equity Compensation Plans

The following table sets forth certain information regarding Lakeland’s equity compensation plans as of January 31, 2007.

Index

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price per share of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1))
Equity Compensation plans approved by security holders	(a) $	(b)	(c) (2)
Restricted stock grants-employees	31,680	$0	100,320
Restricted stock grants-directors	12,320	$0	31,680
Matching award program	4,983	$0	28,017
Bonus in stock program-employees	0	$0	33,000
Retainer in stock program-directors	0	$0	11,000
Total Restricted Stock Plans	48,983	$0	204,017

(1) At minimum levels
(2) Includes 28,017 shares of common stock available for future issuance under our employee stock purchase plan.  Also includes up to 132,000 shares available for future issuance under the 2006 Restricted Stock Plan in the form of awards of restricted stock or restricted stock units.

Index

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data as of and for our fiscal years  2003, 2004, 2005, 2006 and 2007 have been derived from our audited consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP as of and for the fiscal years ended January 31, 2003 and 2004 and by Holtz Rubenstein Reminick LLP for 2005, 2006 and 2007. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K.

	Year Ended January 31,
	2003	2004	2005	2006		2007
	(in thousands, except share and per share data)
Income Statement Data:
Net sales	$77,826	$89,717	$95,320	$98,740			$100,171
Costs of goods sold	62,867	71,741	74,924	74,818			75,895
Gross profit	14,959	17,976	20,396	23,922	(1)		24,276

Operating expenses:
Selling and shipping	6,338	7,342	7,871	8,301			9,473
General and administrative	4,262	4,596	4,871	6,119			8,081
Impairment of goodwill	—	249	—	---			---
Total operating expenses	10,600	12,187	12,742	14,420	(2)		17,554	(2)
Operating profit	4,359	5,789	7,654	9,502			6,722

Other income (expense):
Interest expense	(643)	(535)	(207)	(167)			(356)
Interest income	20	19	18	49			20
Gain on Pension Plan Liquidation							353
Other income	40	24	98	384			191
Total other expense	(583)	(492)	(91)	266			208
Income before minority interest	3,776	5,297	7,563	9,768			6,930
Minority interest in net income of variable interest entities	—	—	494	—			---
Income before income taxes	3,776	5,297	7,069	9,768			6,930

Income tax expenses	1,172	1,659	2,053	3,439			1,826

Net Income	$2,604	$3,638	$5,016	$6,329			$5,104
Net income per common share (Basic)(1)	$0.66	$.92	$1.02	$1.15		$	. 0.92
Net income per common share (Diluted)(1)	$0.65	$.92	$1.02	$1.15		$	. 0.92
Weighted average common shares outstanding(1)
Basic	3,945,951	3,954,947	4,918,856	5,518,751			5,520,881
Diluted	3,955,537	3,963,356	4,924,638	5,524,076			5,527,618

Balance Sheet Data (at period end):
Current assets	$38,859	$43,285	$55,128	$63,719			$62,114
Total assets	42,823	47,304	60,313	72,464			74,198
Current liabilities	20,934	21,509	4,152	3,839			4,326
Long-term liabilities	529	768	1,695	7,829			3,813
Stockholders’ equity	21,359	25,027	54,467	60,796			66,059

Index

(1)
Adjusted for periods prior to August 1, 2006 to reflect our 10% stock dividends to stockholders of record as of July 31, 2002, July 31, 2003, April 30, 2005 and August 1, 2006. Earnings per share have been restated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

(2)   Operating expenses increased in FY07 mainly due to:
☐	$0.34 million of Mifflin Valley operating expenses included for the full twelve months ended January 2007in excess of the seven months through January included in the year ended January 2006.
☐	$0.36 million of labor costs resulting from personnel reassigned to SGA departments and vacation accruals which had been assigned to COGS departments in the prior fiscal year.
☐	$0.83 million of SGA costs from new entities in India, Chile and Japan.
☐
$0.70 million net increases in sales salaries and commissions, mainly in Disposables, Wovens and Canada and related payroll taxes.  Several senior level sales personnel were added to support lagging sales in Disposables, support new woven product introductions and coordinate international sales efforts.

☐	$0.26 million of net increases in insurance and employee benefits mainly resulting from a more negative experience in our self insured medical plan.
☐	$0.36 million increase in administrative payroll reflecting additional staff in the UK and Canada, an international accountant in NY, a new employment contract for the CEO, and related payroll taxes.

Repurchase of Securities
We did not repurchase any of our Common Stock or other securities during our fiscal year ending January 31, 2007.

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

Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing market. Our products are sold by our in-house sales force and independent sales representatives to a network of over 800 safety and mill supply distributors. These distributors in turn supply end user industrial customers such as chemical/petrochemical, automobile, steel, glass, construction, smelting, janitorial, pharmaceutical and high technology electronics manufacturers, as well as hospitals and laboratories. In addition, we supply federal, state and local governmental agencies and departments such as fire and police departments, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Our net sales attributable to customers outside the United States were $9.0 million, $10.3 million and $12.4 million, in fiscal 2005, fiscal 2006 and fiscal 2007, respectively.

Our sales of limited use/disposable protective clothing grew approximately 2.4% in the year ended January 31, 2007 compared to the year ended January 31, 2006. Subsequent to January 31, 2007, we have seen a strong competitive push in the marketplace for disposable protective clothing, with a large competitor offering an aggressive rebate program.  We are meeting competitive offers with the help of support from a large supplier.  We expect to lose a modest amount of our volume in this area with only a moderate net effect on our ultimate margins.  Our cost of goods sold will be further impacted by an approximately two month’s supply of material purchased earlier in FY 07 with no rebates.  We estimate this material will be charged to our cost of goods sold under strict FIFO accounting at the end of Q1 and the beginning of Q2, after which we expect to have a smooth flow of material costs. We expect that distributors will continue to stock inventory at historical levels as economic conditions in the United States continue to remain slightly positive. In addition, our net sales are driven in part by government funding and health-related events. Our net sales attributable to chemical suits decreased 10.9% in the year ended January 31, 2007 compared to the year ended January 31, 2006. These sales decreases were due primarily to a lull in government

Index

spending utilizing Fire Act monies and delays by state and local governmental purchasers in spending their Bio-Terrorism monies.  These governmental sales are driven primarily by grants from the federal government under the Fire Act of 2002 and the Bio Terrorism Preparedness and Response Act of 2002 as part of the Homeland Security initiatives. During fiscal 2004, as a result of the SARS virus outbreak in various cities in 2003, we sold approximately $1.1 million of SARS-related garments in China, Toronto, Hong Kong and Taiwan. The Centers for Disease Control has recommended protective garments be used to protect healthcare workers in the fight against the spread of the SARS virus and the Avian Flu. In the event of future outbreaks of SARS or other similar contagious viruses, such as Avian Flu in 2005, we have positioned ourselves with increased production capacity.

We have operated manufacturing facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. We are close to completion of moving the production of our reusable woven garments and gloves to these facilities and expect to complete this process by the fourth quarter of fiscal 2008. As a result, we expect to see profit margin improvements for these product lines as well. The Company has decided to restructure its manufacturing operations in Mexico, by closing its current facilities in Celaya and opening new facilities in Jerez.  The Company estimates the costs to close, move and start up will aggregate approximately $500,000 pretax.  This restructuring will allow for lower occupancy and labor costs and a more efficient production configuration.  The Company anticipates this cost will be charged to its first quarter FY2008 results

Critical Accounting Policies and Estimates
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

Index

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

Results of Operations
The following table set forth our historical results of operations for the years ended January 31, 2005, 2006 and 2007 as a percentage of our net sales.

	Year Ended January 31,
	2005	2006	2007
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	78.6%	75.8%	75.8%
Gross profit	21.4%	24.2%	24.2%
Operating expenses	13.4%	14.6%	17.5%
Operating profit	8.0%	9.6%	6.7%
Interest expense, net	0.2%	0.2%	.4%
Minority interest in net income of variable interest entities	(0.5)%	-0-	-0-
Income tax expense	2.2%	3.5%	1.8%
Net income	5.3%	6.4%	5.1%

Significant Balance Sheet fluctuation January 31, 2007 as compared to January 31, 2006

Balance Sheet Accounts.  The increase in cash and cash equivalents of $0.37 million and the decrease in borrowings of $3.49 million under the revolving credit agreement is principally due to the decrease in inventories of $4.29 million as we restructured purchasing of raw materials from our major supplier. We had built raw material reserves due to an anticipated increase in the cost of these raw materials.  Accounts receivable increased $0.28 million due to increased January sales.  Plant property and equipment increased as a result of purchasing $3.6 million of facilities in India in November 2006.

Year ended January 31, 2007 compared to the year ended January 31, 2006

Net Sales.  Net sales increased $1.4 million, or 1.4%, to $100.2 million for the year ended January 31, 2007 compared to $98.7 million for the year ended January 31, 2006.  The increase was due primarily to an increase in the sales by our new foreign subsidiaries and the acquisition of Mifflin Valley in July 2005.  Increased sales were offset by a slowing U.S. economy which decreased demand for our products, particularly in the industrial non-woven disposable markets we serve, and decreased demand for our chemical protective suits and fire turnout gear for Homeland Security purposes.

 Gross Profit.  Gross Profit increased $.35 million, or 1.4%, to $24.3 million for the year ended January 31, 2007 from $23.9 million for the year ended January 31, 2006.  Gross profit as a percent of net sales held steady at 24.2%

Index

for the year ended January 31, 2007 and for the year ended January 31, 2006, primarily because of cost reductions achieved by shifting production of additional Tyvek®-based products and chemical suits to China and Mexico and changes in the mix resulting from sales of the higher margin chemical suits while incurring costs related to the new facilities in India, Chile and Japan. We have increasingly shifted and will continue to shift production to these lower-cost facilities.

Operating Expenses.  Operating expenses increased $3.2 million, or 21.7% to $17.6 million for the year ended January 31, 2007 from $14.4 million for the year ended January 31, 2006.  As a percent of net sales, operating expenses increased to 17.5% for the year ended January, 2007 from 14.6% for the year ended January 31, 2006.  The $3.2 million increase in operating expenses in the year ended January 31, 2007 compared to the year ended January 31, 2006 was principally due to increases in:

☐	$0.34 million of Mifflin Valley operating expenses included for the full twelve months ended January 2007 in excess of the seven months through January included in the year ended January 2006.
☐	$0.36 million of labor costs resulting from personnel reassigned to SGA departments and vacation accruals which had been assigned to COGS departments in the prior fiscal year.
☐	$0.83 million of SGA costs from new entities in India, Chile and Japan.
☐
$0.70 million net increases in sales salaries and commissions, mainly in disposables, wovens and Canada and related payroll taxes.  Several senior level sales personnel were added to support lagging sales in disposables, support new woven product introductions and coordinate international sales efforts.

☐	$0.26 million of net increases in insurance and employee benefits mainly resulting from a more negative experience in our self insured medical plan.
☐	$0.36 million increase in administrative payroll reflecting additional staff in the UK and Canada, an international accountant in NY, a new employment contract for the CEO, and related payroll taxes.
☐	($0.08) million reduction in foreign currency fluctuation, mainly resulting form our hedging program commenced in June 2006.
☐	$0.15 million in share-based compensation.
☐	$0.05 million in increased directors fees resulting from the new compensation schedule in fiscal 2007.
☐	$0.05 million in higher professional and consulting fees, largely resulting from audit fees.
☐	$0.10 million in additional depreciation mainly resulting from the purchases of facilities in fiscal 2006.
☐	$0.14 million in increased bad debt expense resulting from two large accounts reserved against.
☐	($0.13) million miscellaneous net expense decreases.

Operating Profit.  Operating profit decreased by $2.8 million, or 29.3% to $6.7 million, from $9.5 million for the prior year. Operating income as a percent of net sales decreased to 6.7% for the year ended January 31, 2007 from 9.6% for the year ending January 31, 2006 primarily due to increased operating expenses as discussed above.

Interest Expense.  Interest expense increased by $.2 million for the year ended January 31, 2007 compared to the year ended January 31, 2006 because of increased borrowings and interest rate increases.

Other Income - Net.  Other income net increased $.13 million principally as a result of a gain on a pension plan liquidation of $.35 million in the current year and the non-recurrence of a litigation settlement in the prior year amounting to $.26 million.

Income Tax Expense.  Income tax expenses consist of federal, state and foreign income taxes. Income tax expense decreased $1.6 million, or 46.9%, to $1.8 million for the year ended January 31, 2007 from $3.4 million for the year ended January 31, 2006.  Our effective tax rate was 26.3% and 35.2% for the year ended January 31, 2007 and 2006, respectively.  Our effective tax rate varied from the federal statutory rate of 34% due primarily to lower foreign tax rates and that the prior year included $3.2 million repatriation in China subsidiary profits and a reserve of $65,000 covering a portion of IRS audit claims, the resolution of which cannot be determined at this time.

Net Income.  Net income decreased $1.2 million or 19.4%, to $5.1 million for the year ended January 31, 2007 from $6.3 million for the year ended January 31, 2006. The decrease in net income was the result of an increase in expenses related to the new foreign facilities in India, Chile, Japan and a decrease in profit by the domestic operations.

Year ended January 31, 2006 compared to the year ended January 31, 2005

Index

Net Sales.  Net sales increased $3.4 million, or 3.6%, to $98.7 million for the year ended January 31, 2006 compared to $95.3 million for the year ended January 31, 2005.  The increase was due primarily to an increase in the sales in our core non-woven disposable products line and secondarily by our fire and glove lines respectively. Increased sales were also driven by an improving U.S. and Canadian economy which increased demand for our products, particularly in the industrial non-woven disposable markets we serve, the acquisition of Mifflin Valley, Inc. in July 2005, offset by decreased demand for our chemical protective suits for Homeland Security purposes which decreased month over month from February 2005 to October 2006 but then started increasing from November 2005 to our fiscal year ended January 31, 2006.

 Gross Profit.  Gross Profit increased $3.5 million, or 17.3%, to $23.9 million for the year ended January 31, 2006 from $20.4 million for the year ended January 31, 2005.  Gross profit as a percent of net sales increased to 24.3% for the year ended January 31, 2006 from 21.4% for the year ended January 31, 2005, primarily because of cost reductions achieved by shifting production of additional Tyvek®-based products and chemical suits to China and Mexico and changes in product mix. We have increasingly shifted and will continue to shift production to these lower-cost facilities in order to increase our margins.

Operating Expenses.  Operating expenses increased $1.7 million, or 13.2% to $14.4 million for the year ended January 31, 2006 from $12.7 million for the year ended January 31, 2005.  As a percent of net sales, operating expenses increased to 14.6% for the year ended January 31, 2006 from 13.4% for the year ended January 31, 2005.  The $1.7 million increase in operating expenses in the year ended January 31, 2006 compared to the year ended January 31, 2005 was principally due to increases in:

•	Salaries of $0.64 million.
•	Freight of $0.06 million.
•	Sales Commissions of $(.42) million.
•	Pension Expense $(.12) million.
•	Sales related expenses of $.28 million.
•	Payroll Taxes of $0.09 million.
•	Currency Fluctuations of $0.12 million.
•	Professional Fees of $0.20 million.
•	Consulting fees of $0.12 million (pertaining to Sarbanes-Oxley compliance).
•	Other $0.23 million.
•	The absence in the current year of a minority interest reclassification in the prior year of $0.5 million.
Operating Profit.  Operating profit increased by $1.9 million, or 24.1%, to $9.5 million for the year ended 1/31/06, from $7.7 million for the prior year.  Operating income as a percent of net sales increased to 9.6% for the year ended January 31, 2006 from 8.0% for the year ending January 31, 2005 primarily due to the higher margins as discussed above.

Interest Expense.  Interest expense decreased by $.04 million for the year ended January 31, 2006 compared to the year ended January 31, 2005 because of decreased borrowings and interest rates.

Other Income – Net.  Other income- net increased $0.29 million principally as a result of the settlement by the Company as plaintiff for $0.26 million of an outstanding litigation involving two former employees of the company.

Minority Interest.  Minority interest in net income of variable interest entities decreased by $.5 million for the year ended January 31, 2006 as a result of our adoption on Financial Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities,” effective February 1, 2004 and then our purchasing such properties in fiscal year 2006. Subsequent to our adoption of FIN 46R, we determined that certain entities from which we lease real property and which are partially owned by related parties are variable interest entities governed by FIN 46R.  As a result, these

Index

entities were consolidated in our statement of income for the year ended January 31, 2005.  These facilities were purchased in April and May 2005 thereby negating the recording of variable interest entities in fiscal 2006.

Income Tax Expense.  Income tax expenses consist of federal, state and foreign income taxes. Income tax expense increased $1.4 million, or 67.5%, to $3.4 million for the year ended January 31, 2006 from $2.1 million for the year ended January 31, 2005.  Our effective tax rate was 35.20% and 29.0% for the years ended January 31, 2006 and 2005, respectively.  Our effective tax rate increased from the federal statutory rate of 34% due primarily to the repatriation of $3.2 million in profits from our Chinese subsidiaries and a reserve of $65,000 covering the portion of the claims of the IRS which can be determined due to a recent audit.  The resolution of their claims cannot be determined at this time.

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

Internal cash generation, together with currently available cash and investment and an ability to access credit lines if needed are expected to be sufficient to fund operations, capital expenditures, and any increase in working capital that we would need to accommodate a higher level of business activity.  We are actively seeking to expand by acquisitions as well as through organic growth of our business.  While a significant acquisition may require additional borrowings, equity financing or both, we believe that we would be able to obtain financing on acceptable terms based, among other things, on our earnings performance and current financial position.

CashFlows

As of January 31, 2007 we had cash and cash equivalents of $1.9 million and working capital of $57.8 million, an increase and decrease of $.37 million and ($2.1) million, respectively, from January 31, 2006. Our primary sources of funds for conducting our business activities have been from cash flow provided by operations and borrowings under our credit facilities described below. We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

Net cash provided by operating activities of $8.2 million for the year ended January 31, 2007 was due primarily to net income from operations of $5.1 million, and a decrease in inventories of $4.3 million, offset by an increase in accounts receivable of $.3 million. Net cash used in operating activities of $8.4 million for the year ended January 31, 2006 was due primarily to net income from operations of $6.3 million offset in part by a decrease in accounts payable of $0.4 million, an increase in inventories of $13.7 million and an increase in accounts receivable of $0.7 million.

Net cash used in investing activities of $4.3 million and $6.5 million in the years ended January 31, 2007 and 2006, respectively, was due to purchases of real estate, property and equipment and the acquisitions of the India facility (current year) and Mifflin Valley (prior year). Net cash used in and provided by financing activities in the years ended January 31, 2007 and 2006 was primarily attributable to a decreased and increased borrowing under our credit facilities, respectively.

CreditFacilities

We currently have one credit facility:

•	A five year, $25 million revolving credit facility, of which we had borrowings outstanding as of January 31, 2007 amounting to $3.8 million

Index

  Our $25 million revolving credit facility permits us to borrow up to the lower of $25 million and a borrowing base determined by reference to a percentage of our eligible accounts receivable and inventory. Our $25 million revolving credit facility expires on July 31, 2010.  Borrowings under this revolving credit facility bear interest at the London Interbank Offering Rate (LIBOR) plus 60 basis points and were 5.92% at January 31, 2007. As of January 31, 2007, we had $21.2 million of borrowing availability under this revolving credit facility.

Our credit facility requires that we comply with specified financial covenants relating to interest coverage, debt coverage, minimum consolidated net worth, and earnings before interest, taxes, depreciation and amortization. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our credit facilities. As of January 31, 2007, we were in compliance with all covenants contained in our credit facilities.

We believe that our current cash position of $1.9 million, our cash flow from operations along with borrowing availability under our $25 million revolving credit facility will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

CapitalExpenditures

Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment, leasehold improvement and automobiles, as well as payments related to the construction of our facilities in China. Our facilities in China are not encumbered by commercial bank mortgages and thus Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. We expect our capital expenditures to be approximately $1.4 million to purchase our capital equipment primarily computer equipment and apparel manufacturing equipment and approximately $2.0 million for a new facility in Canada in fiscal 2008.

Contractual Obligations
  We had no off-balance sheet arrangements at January 31, 2007. As shown below, at January 31, 2007, our contractual cash obligations totaled approximately $7.108 million, including lease renewals entered into subsequent to January 31, 2007.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Canada Facility Construction	$1,566,000	$1,566,000
Operating leases	$1,766,000	$522,000	$1,096,000	$148,000	----
Revolving credit facility	3,786,000	----	3,786,000	----	----
Total	$7,108,000	$2,078,000	$4,882,000	$148,000	----

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

Index

governmental orders, our net sales, results of operations, working capital requirements and cash flows can vary between different reporting periods. As a result, we expect to experience increased variability in net sales, net income, working capital requirements and cash flows on a quarterly basis.

Effects of Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  We are required to adopt FIN No. 48 effective as of February 1, 2007. We are currently evaluating the effect FIN No. 48 will have on our financial statement. We do not expect the impact will be material.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles.  FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application.  We are currently evaluating the potential impact of FAS No. 157 on our financial position and results of operations.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115” (FAS No. 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings.  FAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of FAS No. 159 on our financial position and results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company's fiscal year ending January 31, 2007. The application of SAB 108 did not have a material effect on our financial position or results of operations as of January 31, 2007 or for the year then ended.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Index

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

Interest Rate Risk
We are exposed to interest rate risk with respect to our credit facilities, which have variable interest rates based upon the London Interbank Offered Rate. At January 31, 2007, we had $3.8 million in borrowings outstanding under this credit facility. If the interest rate applicable to this variable rate debt rose 1% in the year ended January 31, 2007, our interest expense would have increased and our income before income taxes would have decreased by less than $62,000.

Index

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Consolidated Financial Statements:
Page No.
Report of Independent Registered Public Accounting Firm	A- 38
Consolidated Balance Sheets - January 31, 2007 and 2006	A- 40
Consolidated Statements of Income for the years ended	A- 41
January 31, 2007, 2006 and 2005
Consolidated Statement of Stockholders' Equity for the years ended	A- 42
January 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended	A- 43
January 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements	A- 44 to 62
Schedule II – Valuation and Qualifying Accounts	A- 63
All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lakeland Industries, Inc. and Subsidiaries
Ronkonkoma, New York

We have audited the accompanying consolidated balance sheets of Lakeland Industries, Inc. and Subsidiaries ("Lakeland") as of January 31, 2007 and 2006 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended January 31, 2007. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K for the years ended January 31, 2007, 2006 and 2005. We have also audited management’s assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting", that Lakeland Industries, Inc. and Subsidiaries maintained effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lakeland’s management is responsible for these consolidated financial statements and schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and the schedule, an opinion on management's assessment, and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3)

Index

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lakeland Industries, Inc. and Subsidiaries as of January 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, management’s assessment that Lakeland maintained effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Lakeland maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 1 to the financial statements, effective February 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

Melville, New York
April 5, 2007

Index

Lakeland Industries, Inc.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	January 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$1,906,557	$1,532,453
Accounts receivable, net of allowance for doubtful accounts of $103,000 and $323,000 at January 31, 2007 and 2006, respectively	14,780,266	14,221,281

Inventories, net of reserves of $306,000 and $365,000 at January 31, 2007 and 2006, respectively	40,955,739	45,243,490
Deferred income taxes	1,355,364	917,684
Prepaid income tax	1,565,384	-----
Other current assets	1,550,338	1,804,552
Total current assets	62,113,648	63,719,460
Property and equipment, net	11,084,030	7,754,765
Other assets, net	129,385	118,330
Goodwill	871,297	871,297
Total assets	$74,198,360	$72,463,852

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,055,339	$2,536,756
Accrued compensation and benefits	766,451	866,765
Other accrued expenses	504,172	435,779
Total current liabilities	4,325,962	3,839,300
Borrowings under revolving credit facility	3,786,000	7,272,000
Pension liability	-----	469,534
Deferred income taxes	27,227	86,982

Total liabilities	8,139,189	11,667,816

Commitments and contingencies
Stockholders’ equity
Preferred stock, $01 par; 1,500,000 shares authorized; none issued Common stock, $01 par; 10,000,000 shares authorized; 5,521,824 and 5,017,046 shares issued and outstanding at January 31, 2007 and 2006, respectively	55,218	50,170

Additional paid-in capital	48,972,025	42,431,221
Retained earnings	17,031,928	18,314,645
Total stockholders' equity	66,059,171	60,796,036
Total liabilities and stockholders' equity	$74,198,360	$72,463,852

The accompanying notes are an integral part of these consolidated financial statements.

Index

Lakeland Industries, Inc.
and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal years ended January 31,
	2007	2006	2005

Net sales	$100,170,942	$98,740,066	$95,320,163
Cost of goods sold	75,895,066	74,817,715	74,924,375
Gross profit	24,275,876	23,922,351	20,395,788
Operating expenses
Selling and shipping	9,473,404	8,301,216	7,871,423
General and administrative	8,080,567	6,118,722	4,870,302

Total operating expenses	17,553,971	14,419,938	12,741,725
Operating profit	6,721,905	9,502,413	7,654,063
Other income (expense)
Interest expense	(356,331)	(166,805)	(207,912)
Interest income	20,466	48,545	18,378
Gain on pension plan liquidation	352,843	---	---
Other income – net	191,163	383,909	98,370
Total other income (expense)	208,141	265,649	(91,164)
Income before minority interest	6,930,046	9,768,062	7,562,899
Minority interest in net income of variable interest entities	---	---	493,558

Income before income taxes	6,930,046	9,768,062	7,069,341

Income tax expense	1,825,847	3,438,698	2,053,095

Net income	$5,104,199	$6,329,364	$5,016,246
Net income per common share
Basic	$0.92	$1.15	$1.02

Diluted	$0.92	$1.15	$1.02

Weighted average common shares outstanding
Basic	5,520,881	5,518,751	4,918,856

Diluted	5,527,618	5,524,076	4,924,638

The accompanying notes are an integral part of these consolidated financial statements.

Index

Lakeland Industries, Inc.
and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Fiscal years ended January 31, 2007, 2006 and 2005

	Common stock		Additional
	Shares	Amount	paid-in Capital	Retained Earnings	Total

Balance, February 1, 2004	3,273,925	$32,739	$11,862,461	$13,131,770	$25,026,970
Exercise of stock options	6,210	62	54,370	-----	54,432
Net income				5,016,246	5,016,246
Proceeds from secondary stock offering, net of expenses	1,280,750	12,808	24,356,215	-----	24,369,023

Balance, January 31, 2005	4,560,885	45,609	36,273,046	18,148,016	54,466,671

Net income				6,329,364	6,329,364
10% stock dividend	456,161	4,561	6,158,175	(6,162,735)	-----
Balance, January 31, 2006	5,017,046	50,170	42,431,221	18,314,645	60,796,036

Exercise of stock options	2,662	27	11,849	-----	11,876
Net income				5,104,199	5,104,199
10% stock dividend	502,116	5,021	6,381,894	(6,386,916)	--
Stock based compensation	-----	-----	147,061	-----	147,061
Balance- January 31, 2007	5,521,824	$55,218	$48,972,025	$17,031,928	$66,059,171

The accompanying notes are an integral part of these consolidated financial statements.

Index

Lakeland Industries, Inc.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended January 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$5,104,199	$6,329,364	$5,016,246
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Reserve for inventory obsolescence	(58,626)	(31,000)	(20,831)
Provision for bad debts	55,036	-----	-----
Deferred income taxes	(497,435)	43,803	(334,795)
Depreciation and amortization	1,048,380	993,686	884,140
Minority interest in variable interest entity Stock based and restricted stock compensation	147,061	-----	493,558 -----
Gain on pension plan liquidation	(352,843)
(Increase) decrease in operating assets:
Accounts receivable	(338,985)	(726,169)	(547,054)
Inventories	4,346,377	(13,693,881)	(4,619,385)
Prepaid income taxes and other current assets	(1,586,206)	(1,046,265)	254,613
Other assets	(11,056)	323,427	(73,267)
Increase (decrease) in operating liabilities
Accounts payable	518,583	(391,737)	(751,102)
Accrued expenses and other liabilities	(31,921)	(225,580)	157,083
Pension liability	(116,691)	-----	-----
Net cash provided by (used in) operating activities	8,225,873	(8,424,352)	459,206
Cash flows from investing activities Purchase of assets in India from RFB Latex	(3,464,994)	---	---
Purchase of Mifflin Valley	---	(1,907,680)	-----
Purchases of property and equipment	(912,651)	(4,592,897)	(836,194)
Net cash used in investing activities	(4,377,645)	(6,500,577)	(836,194)
Cash flows from financing activities
Net borrowings (payments) under credit agreements	(3,486,000)	7,272,000	(16,784,781)
Distributions to minority interest in variable interest entity	----	----	(521,575)
Proceeds from exercise of stock options	11,876	----	54,432
Proceeds from secondary stock offering	----	----	24,369,023

Net cash (used in) provided by financing activities	(3,474,124)	7,272,000	7,117,099
Net increase (decrease) in cash and cash equivalents	374,104	(7,652,929)	6,740,111
Cash and cash equivalents at beginning of year	1,532,453	9,185,382	2,445,271

Cash and cash equivalents at end of year	$1,906,557	$1,532,453	$9,185,382

See note for Supplemental Cash Flow information.

The accompanying notes are an integral part of these consolidated financial statements

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007, 2006 and 2005

 1. –  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Lakeland Industries, Inc. and Subsidiaries (the “Company”), a Delaware corporation, organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing market.  The principal market for the company’s products is in the United States. No customer accounted for more than 10% of net sales during the fiscal years ended January 31, 2007, 2006 and 2005.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laidlaw, Adams & Peck, Inc. and Subsidiary MeiYang Protective Products Co. Ltd., (a Chinese corporation), Lakeland Protective Wear, Inc. and Lakeland Protective Real Estate (Canadian corporations), Weifang Lakeland Safety Products Co., Ltd. (a Chinese corporation), Qingdao Lakeland Protective Products Co., Ltd. (a Chinese corporation), Lakeland Industries Europe Ltd. (a British corporation), Lakeland Industries Inc. Agencia en Chile, (a Chilean corporation), Lakeland Japan, Inc. (a Japanese corporation), Lakeland India Private, Ltd and Lakeland Gloves and Safety Apparel Private Limited (Indian corporations) and Lakeland de Mexico S.A. de C.V. (a Mexican corporation).  All significant intercompany accounts and transactions have been eliminated.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This interpretation provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities (“VIE”), in which an investor is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns. This interpretation also provides guidance with respect to the disclosure of VIE’s in which an investor maintains an interest but is not required to consolidate.  The provisions of the interpretation were effective immediately for all VIE’s created after January 31, 2003, or in which we obtain an interest after that date. In October 2003, the FASB issued a revision to this pronouncement, FIN 46R, which clarified certain provisions and modified the effective date from October 1, 2003 to March 15, 2004 for variable interest entities created before February 1, 2003.  The Company adopted this pronouncement as of February 1, 2004. The two entities which leased property to the Company and are owned by related parties, which were consolidated in our financial statements, are River Group Holding Co., L.L.P. and POMS Holding Co. Ownership of these entities is held by directors and officers of Lakeland.  Under FIN 46, it is likely that leases between an entity and its related parties would be considered a variable interest even if there is no residual value guarantee or purchase option.  The FASB staff’s view is that these elements are implied in a related-party lease even though they may not be explicitly stated in the lease agreement.   In Fiscal 2006 the Company purchased the property owned by River Group Holding Co., L.L.P. and POMS Holding Co.

There are no variable interest entities in which we hold a variable interest but where we are not primary beneficiary.  There are no collateralized assets related to the variable interest entity recorded at January 31, 2005 and the creditors of the VIE had no recourse to the general credit of the Company.

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

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007, 2006 and 2005
1. (continued)

	Fiscal Years Ended January 31,
	2007		2006		2005
Domestic	$87,813,000	87.7%	$89,107,000	90.2%	$86,320,000	90.6%
International	12,358,000	12.3%	9,633,000	9.8%	9,000,000	9.4%
Total	$100,171,000	100.0%	$98,740,000	100.0%	$95,320,000	100.0%

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

Goodwill

 On February 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which provides that goodwill and other intangible assets will no longer be amortized, but are assessed for impairment annually and upon occurrence of an event that indicates impairment may have occurred.  Goodwill impairment is evaluated, utilizing a two-step process as required by SFAS No. 142.  Factors that the Company considers important that could identify a potential impairment include: significant under performance relative to expected historical or projected future operating results; significant changes in the overall business strategy; and significant negative industry or economic trends. When the Company determines that the carrying value of intangibles and goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company measures any potential impairment based on a projected discounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results.

On August 1, 2005 the Company purchased Mifflin Valley, Inc, a Pennsylvania manufacturer.  This acquisition resulted in the recording of $871,297 in goodwill as of January 31, 2006.  There is no impairment of this goodwill at January 31, 2007.

 Self-Insured Liabilities.

       The Company has a self-insurance program for certain employee health benefits. The cost of such benefits is recognized as expense based on claims filed in each reporting period and an estimate of claims incurred but not reported during such period. This estimate is based upon historical trends and amounted to $120,000 for each of the years ended January 31, 2007 and 2006. The Company maintains separate insurance to cover the excess liability over set single claim amounts and aggregate annual claim amounts.

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007, 2006 and 2005

1. (continued)

Stock-Based Compensation
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

Effective February 1, 2006, the Company’s Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards “Share-based Payment” (“FAS” No. 123 (R)”), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations.  FAS No. 123 (R) requires compensation costs related to share-based payment transactions including employee stock options, to be recognized in the financial statements.  In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to February 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost.  Accordingly compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied.  In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary charge to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements.  The Company complied with these disclosure requirements for all applicable periods prior to February 1, 2006.

In adopting FAS No. 123(R), the Company applied the modified prospective approach to transition.  Under the modified prospective approach, the provisions of FAS No. 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date.  The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS No. 123.

Index

Lakeland Industries, Inc.
and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007, 2006 and 2005

The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior years.

	2006	2005
Net income As reported	$6,329,364	$5,016,246
Less:
Stock –based employee compensation expense determined under fair value based method, net of related tax benefit	9,627	91,331
Net income, Pro forma	$6,319,737	$4,924,915
Basic earnings per common share
As reported	$1.15	$1.02
Pro forma	$1.15	$1.00
Diluted earnings per common share
As reported	$1.15	$1.02
Pro forma	$1.15	$1.00

Restricted Stock Plan and Performance Equity Plan
On June 21, 2006, the shareholders of the Company approved a restricted stock plan.  A total of 253,000 shares of restricted stock were authorized under this plan.  Under the restricted stock plan, eligible employees and directors are awarded performance-based restricted shares of the Corporation’s common stock.  The amount recorded as expense for the performance-based grants of restricted stock are based upon an estimate made at the end of each reporting period as to the most probable outcome of this plan at the end of the three year performance period.  (e.g., baseline, minimum, maximum or zero).  In addition to the grants with vesting based solely on performance, certain awards pursuant to the plan have a time-based vesting requirement, under which awards vest from three to four years after issuance, subject to continuous employment and certain other conditions.  Restricted stock have the same voting rights as other common stock.  Restricted stock awards do not have voting rights, and the underlying shares are not considered to be issued and outstanding until vested.

The Company has granted up to a maximum of 136,213 restricted stock awards as of January 31, 2007.  All of these restricted stock awards are non-vested at January 31, 2007 (92,103shares at “baseline” and 48,983 shares at “minimum”) and have a weighted average grant date fair value of $12.98.  The Company recognizes expenses related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of January 31, 2007, unrecognized stock-based compensation expense related to restricted stock awards totaled  $960,512 and $1,421,319 and $510,043 at the baseline, maximum, and minimum performance levels, respectively.  The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years.  The board has estimated its current performance level to be at the minimum level and expenses have been recorded accordingly.  The performance based awards are not considered stock equivalents for EPS purposes.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended January 31, 2006 and 2005: expected volatility of 87% and 58%, respectively; risk-free interest rate of 3.6% and 3.6%, respectively; expected dividend yield of 0.0%; and expected life of six years. All stock-based awards were fully vested at January 31, 2006 and 2005.  During fiscal 2007, 2,200 option shares were granted to two Directors (1,100 each) upon re-election in June 2006.  No options were granted in fiscal 2006.  During fiscal 2005, 1,000 option shares granted to a director upon re-election in June 2004 were cancelled upon his resignation in November 2004.  In November 2004, two new directors were appointed and granted 5,000 option shares each. Earnings per share have been adjusted to reflect the 10% stock dividends to stockholders of record as of August 1, 2006 and April 30, 2005.

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007, 2006 and 2005

1. (continued)

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

Shipping and Handling Costs
For larger orders, except in its Fyrepel product line, the Company absorbs the cost of shipping and handling.  For those customers who are billed the cost of shipping and handling fees, such amounts are included in net sales.  Shipping and handling costs associated with outbound freight are included in selling and shipping expenses and aggregated approximately $2,461,000, $2,411,000, and $2,355,000 in the fiscal years ended January 31, 2007, 2006 and 2005, respectively.

Research and Development Costs
Research and development costs are expensed as incurred and included in general and administrative expenses.  Research and development expenses aggregated approximately $100,000, $90,000 and  $89,000 in the fiscal years ended January 31, 2007, 2006 and 2005, respectively, and were paid to contractors for development of new raw materials.

Income Taxes
The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of preparing the consolidated financial statements.  This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carry forwards and tax credits, are recorded as deferred tax assets or liabilities on the Company’s balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines that it may not be able to realize all or part of our deferred tax asset in the future, or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to income in the period of such determination.

Earnings Per Share
Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share are based on the weighted average number of common and common stock equivalents. The average common stock equivalents for the years ended January 31, 2007, 2006 and 2005 were 7,459, 5,325, and 5,782 respectively, representing the dilutive effect of stock options. The diluted earnings per share calculation takes into account the shares that may be issued upon exercise of stock options, reduced by shares that may be repurchased with the funds received from the exercise, based on the average price during the fiscal year (as adjusted for the 10% stock dividend to holders of record on April 30, 2005 and August 1, 2006).

Advertising Costs
Advertising costs are expensed as incurred.  Advertising costs (income) amounted to $30,433, $(43,104), and $(15,326) in the fiscal years ended January 31, 2007, 2006 and 2005, respectively, net of co-op advertising allowance received from a supplier.  These reimbursements include some costs which are classified in categories other than advertising, such as payroll.

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007, 2006 and 2005

1. (continued)

Statement of Cash Flows
The Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds. The market value of the cash equivalents approximates cost. Foreign denominated cash and cash equivalents were approximately $1,752,000 and $1,194,000 at January 31, 2007 and 2006, respectively.

Supplemental cash flow information for the years ended January 31 is as follows:

	2007	2006	2005
Interest paid	$356,331	$166,805	$207,912
Income taxes paid	$3,744,519	$3,402,723	$2,103,682

Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade receivables. Concentration of credit risk with respect to these receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited.  The Company does not require customers to post collateral.

The largest foreign cash balances are deposited in HSBC in China and the UK and in the TD Canada Trust Bank in Canada.  The utilization of these larger banking institutions minimizes risk of deposits held in foreign countries.

Foreign Operations and Foreign Currency Translation
The Company maintains manufacturing operations and uses independent contractors in Mexico, India and the People’s Republic of China. It also maintains sales and distribution entities located in Canada, the U.K., Chile and Japan. The Company is vulnerable to currency risks in these countries. The functional currency of foreign subsidiaries is the U.S. dollar.

The monetary assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates, while non-monetary items are translated at historical rates. Revenues and expenses are generally translated at average exchange rates for the year. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and aggregated approximately $29,000, $66,000 and $58,000 for the fiscal years ended January 31, 2007, 2006 and 2005, respectively.

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

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007, 2006 and 2005

1. (continued)

Effects of Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  We are required to adopt FIN No. 48 effective as of February 1, 2007. We are currently evaluating the effect FIN No. 48 will have on our financial statement. We do not expect the impact will be material.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles.  FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application.  We are currently evaluating the potential impact of FAS No. 157 on our financial position and results of operations.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115” (“FAS No. 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings.  FAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of FAS No. 159 on our financial position and results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company's fiscal year ending January 31, 2007. The application of SAB 108 did not have a material effect on our financial position or results of operations as of January 31, 2007 or for the year then ended.

Comprehensive income (loss)

              Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. At January 31, 2007, 2006 and 2005, there were no such adjustments required or such amounts were de minimus.

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007, 2006 and 2005

2 –INVENTORIES

Inventories consist of the following at January 31:
	2007	2006
Raw materials	$19,051,284	$18,656,894
Work-in-process	2,760,196	1,996,027
Finished goods	19,144,259	24,590,569
	$40,955,739	$45,243,490

3 -PROPERTY, PLANT AND EQUIPMENT

Property and equipment consist of the following at January 31:

	Useful life in years	2007	2006
Machinery and equipment	3 – 10	$6,965,360	$6,919,530
Furniture and fixtures	3 – 10	255,949	294,087
Leasehold improvements	Lease term	941,002	964,587
Land and Building (China)	20	2,073,665	2,153,592
Land, Building and equipment (India)	7 - 39	3,464,994	---
Land and Building (Canada)	Under construction	122,395	---
Land and Buildings (USA)	39	3,967,973	3,623,471
		17,791,338	13,955,267
Less accumulated depreciation and amortization		(6,707,308)	(6,200,502)
		$11,084,030	$7,754,765

Depreciation expense for fiscal 2007, 2006 and 2005 amounted to $1,048,380, $993,686, $884,140 respectively.  Net fixed assets in China were approximately $2.1 million, $2.2 million and $2.2 million as of January 31, 2007, 2006 and 2005, respectively.  Net fixed assets in India were approximately $3.5 million at January 31, 2007.

In November 2006, the Company purchased the Industrial Glove assets of RFB Latex, Ltd. (RFB) of New Delhi, India for a purchase price of approximately $3.4 million, subject to reconciliation of operations over the prior year and an audit.  Such assets consist of long term land leases, buildings and equipment.  This purchase price is in addition to the cumulative outlay of approximately $1.5 million through November 15, 2006 which consists of the cost of the purchase option, inventory, receivables, operating losses to date and working capital. Such additional amount has been charged to expense in Fiscal 2007. The Company may, subject to Indian law, liquidate its existing subsidiary and set up a new subsidiary which will consummate the purchase transaction. The Company has purchased the assets in question directly and has hired a new Chief Operating Officer to manage and control the Indian operations. Management expects to begin shipping gloves to the USA in the summer of 2007.

4-BUSINESS COMBINATIONS

On August 1, 2005, the Company acquired the assets and operations and assumed certain liabilities of Mifflin Valley, Inc., (“Mifflin”) of Shillington, PA for an initial purchase price of $1.6 million, subject to certain adjustments.  Final payment was made in November 2005 following the audit of the closing date balance sheet.  The final price amounted to $1.9 million and included adjustments for the payoff of a revolving loan of $0.2 million and adjustments for inventory, fixed asset values and allowances for doubtful accounts.  Mifflin did approximately $2.6 million of sales in 2004, and $1.5 million for the six months ended June 30, 2005.  Mifflin is a manufacturer of protective clothing specializing in safety and visibility, largely for the Emergency Services market, and also for the

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007, 2006 and 2005

entire public safety and traffic control market.  Mifflin specializes in customized garments to suit customers’ needs, coupled with quality, service, price and delivery.  Mifflin’s products include flame retardant garments for the Fire Industry, Nomex clothing for utilities, and high visibility reflective outerwear for Departments of Transportation.

The purchase was effective as of July 1, 2005 and the results of Mifflin’s operations have been included since July 1, 2005 in the Company’s reported results , adding approximately $1.8 million in sales for the seven months ended January 31, 2006 and $0.02 to earnings per share to the actual reported results.  Had the transaction taken place on February 1, 2005, on a proforma basis, there would have been an increase in the reported amounts as follows:

Twelve months ended January 31, 2006
Pro Forma Results Combined with Mifflin Valley		Additional amount resulting from Mifflin Valley

Sales	$100,043,000	$1,303,000
Net Income	$6,411,000	$82,000
Earnings per share	$1.16	$0.01

Had the transactions taken place on February 1, 2004, on a Pro Forma basis, the effect on the reported amounts for the twelve months ended January 31, 2005 is considered by management to be insignificant.

Condensed balance sheet information at Acquisition
Accounts receivable	$363,000
Inventory	667,000
Equipment	216,000
Other assets	35,000
Total assets	1,281,000

Accounts payable	261,000
Other liabilities	185,000
Total liabilities	446,000

Net assets acquired	835,000
Purchase price	1,767,000
Excess purchase price	$932,000

Allocated to:
Goodwill	$871,000
Other intangibles	61,000
$932,000

The above goodwill is deductible for tax purposes to be amortized over a 15 year life.

5 -LONG-TERM DEBT

Revolving Credit Facility

In July 2005 the Company entered into a $25 million five year revolving credit facility with Wachovia Bank, N.A.  At January 31, 2007, the balance outstanding under this revolving credit facility amounted to $3.8 million.  The credit facility is collateralized by substantially all of the assets of the Company.  The credit facility contains financial covenants, including, but not limited to, fixed charge ratio, funded debt to EBIDTA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at January 31, 2007 and for the year then ended.

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007, 2006 and 2005
5. (continued)

The Company’s previous agreement with its lending institution, as amended, provided the Company with a revolving credit facility of $18 million.  The balance was paid in full on June 18, 2004 using the proceeds from the Company’s June 18, 2004 Secondary Stock Offering. This credit facility, which was subject to a borrowing base calculated on a percentage of eligible accounts receivable and inventory as defined, bore  interest at LIBOR plus 2%.

The maximum amounts borrowed under the credit facilities during the fiscal years ended January 31, 2007 and 2006 and 2005 were $10,000,000, $17,000,000, and $18,000,000 respectively, and the weighted average interest rates during the periods were 5.82%, 3.67% and 3.20%, respectively.

The fees incurred by the Company to obtain the credit facility amounted to $0, $25,000 and $15,000 during fiscal 2007, 2006 and 2005, respectively.

6. – STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

On June 18, 2004, the company completed its secondary public offering by issuing an additional 1,100,000 shares of its common stock.  On July 1, 2004, an additional 180,750 shares of its common stock were issued pursuant to the over-allotment section of the prospectus dated June 14, 2004.  The Company received $24.4 million, net of related expenses of $0.4 million.  The Company used $16.8 million to pay off the balance of its revolving credit facility.

The Non-employee Directors’ Option Plan (the “Directors’ Plan”) provides for an automatic one-time grant of options to purchase 5,000 shares of common stock to each non-employee director elected or appointed to the Board of Directors. Under the Directors’ Plan, 60,000 shares of common stock have been authorized for issuance. Options are granted at not less than fair market value, become exercisable commencing six months from the date of grant and expire six years from the date of grant. In addition, all non-employee directors re-elected to the Company’s Board of Directors at any annual meeting of the stockholders will automatically be granted additional options to purchase 1,000 shares of common stock on each of such dates.

The Corporation recognized total stock-based compensation costs of $147,061, of which $125,711 results from the 2006 Equity Incentive Plan, and $21,350 results from the Non-Employee Directors Option Plan for the year ended January 31, 2007. Stock compensation expense and tax benefit recorded under APB 25 in the Consolidated Statements of Income for the years ended January 31, 2006 and 2005, were $0. These amounts are reflected in selling, general and administrative expenses.  The total income tax benefit recognized for stock-based compensation arrangements was $52,942 for the year ended January 31, 2007.

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007, 2006 and 2005

6. (continued)
Additional information with respect to the Company’s plans for the fiscal year ended January 31, 2007 is summarized as follows:

	2007 Directors’ Plan
	Number of shares *	Weighted average exercise price	Weighted average remaining term (years)	Aggregate Intrinsic Value
Shares under option
Outstanding at beginning of year	17,963	$12.61
10% stock dividend	1,530
Granted	2,200	13.10
Exercised	(2,662)	4.46
Outstanding and exercisable at end of year	19,031	$12.79	3.5	$35,778

Weighted-average fair value per share of options granted during 2007		$11.8
Weighted-average fair value per share of options exercised during 2007		$4.46
*Adjusted for the 10% stock dividend to stockholders of record as of August 1, 2006

Reserved Shares:
Directors Option Plan	32,936

7. – INCOME TAXES

The provision for income taxes is based on the following pre-tax income:

	Year Ended January 31,
	2007	2006	2005
Domestic	$5,132,063	$7,896,736	$5,398,768
Foreign	1,797,983	1,871,326	1,670,573
Total	$6,930,046	$9,768,062	$7,069,341

The provision for income taxes is summarized as follows:

	Year ended January 31,
	2007	2006	2005
Current
Federal	$1,669,922	$2,563,836	$1,661,606
State	180,999	448,656	330,337
Foreign	429,343	382,403	395,917
	2,280,264	3,394,895	2,387,860
Domestic Deferred	(454,417)	43,803	(334,765)
	$1,825,847	$3,438,698	$2,053,095

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007, 2006 and 2005

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

	Year ended January 31,
	2007	2006	2005
Statutory rate	34.0%	34.0%	34.0%
State income taxes, net of Federal tax benefit	1.7%	2.0%	2.5%
Permanent differences	(.7)%	(.2)%	(.2)%
Repatriation of foreign earnings	-----	1.7%	-----
Foreign tax rate differential	(7.6)%	(2.7)%	(2.0)%
Contribution carry forward realized	-----	-----	(4.0)%

Other	(1.0)%	.4%	(1.3)%
Effective rate	26.4%	35.2%	29.0%

The tax effects of temporary differences which give rise to deferred tax assets at January 31, 2007, 2006 and 2005 are summarized as follows:

	January 31,
	2007	2006	2005
Deferred tax assets
Inventories	$766,662	$688,800	$606,652
Accounts receivable	39,140	120,703	122,740
Accrued compensation and other	150,895	108,181	231,342

Losses in India prior to restructuring effective February 1, 2007	398,667	-----	-----
Gross deferred tax assets	1,355,364	917,684	960,734

Deferred tax liabilities
Depreciation and other	27,227	86,982	86,229
Gross deferred tax liabilities	27,227	86,982	86,229
Net deferred tax asset	$1,328,137	$830,702	$874,505

In January 2006, the company repatriated through dividends to the parent, approximately $3.2 million of cumulative earnings from its Chinese subsidiaries, thereby incurring approximately $164,000 of additional US taxes.

8. – BENEFIT PLANS

Defined Benefit Plan

On January 30, 2007, Lakeland purchased a Single Premium Group Annuity Contract from the John Hancock Life Insurance Company (“John Hancock”) to cover all participants in the Fireland Pension Fund in connection with Lakeland’s termination of the plan.  The cost of such annuity contract was approximately $1,421,000 for which the John Hancock set up a Single Premium Non-participation Group Annuity plan to cover all participants in the plan.  The termination of the plan was approved by the Pension Benefit Guarantee Corporation (“PBGC”). Such cost of $1,421,000 was funded by plan assets of approximately $1,303,000 and net cash contributed by Lakeland Industries,

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007, 2006 and 2005

8. (continued)

Inc. of approximately $118,000.  After the completion of this transaction, the company had a remaining accrued benefit cost liability of approximately $353,000, recognized as a pre-tax gain of approximately $353,000.  This transaction meets the definition of “settlement” pursuant to FAS 88.  The Fireland Pension Fund was a frozen defined benefit pension plan that covered former employees of an entity acquired in fiscal 1987.

The Company’s funding policy was to contribute annually the recommended amount based on computations made by its consulting actuary as of January 31, 2006 and 2005.

The following table sets forth the plan's funded status for the fiscal year ended January 31,

2006
Change in benefit obligation
Projected benefit obligation at beginning of year	$1,227,215
Interest cost	81,214
Actuarial loss	7,361
Benefits paid	(48,104)
Benefit obligation at end of year	$1,267,686
Change in plan assets
Fair value at beginning of year	$1,190,964
Actual investment return	270,287
Employer contribution	----
Benefits paid	(48,104)
Fair value at end of year	$1,413,147

Funded status
Funded status	$(145,461)
Unrecognized gain	614,998
Unrecognized benefit transition liability	-----
Accrued benefit cost	$469,534

The components of net periodic pension cost for the fiscal years ended January 31, 2006 and 2005 are summarized as follows (no information is presented for 2007 as the Company purchased a singe premium group annuity contract on January 30, 2007 and terminated this plan):

An assumed discount rate of 6.75% was used in determining the actuarial present value of benefit obligations for all periods presented. The expected long-term rate of return on plan assets was 8% for all periods presented. At January 31, 2006 and 2005, approximately 25.1% of the plan’s assets were held in mutual funds invested primarily in equity securities, 92.4% and 66.7% were invested in equity securities and debt instruments and 7.6% and 8.2% were invested in money market and other instruments, respectively.

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007, 2006 and 2005

8. (continued)

Defined Contribution Plan
Pursuant to the terms of the Company’s 401(k) plan, substantially all U.S. employees over 21 years of age with a minimum period of service are eligible to participate.  The 401(k) plan is administered by the Company and provides for voluntary employee contributions ranging from 1% to 15% of the employee’s compensation. The Company made discretionary contributions of $197,075, $126,547 and $118,696 in the fiscal years ended January 31, 2007, 2006, and 2005, respectively.

9. – MAJOR SUPPLIER

The Company purchased approximately 62.6%, 74.0% and 74.7% of its raw materials from one supplier under licensing agreements for the fiscal years ended January 31, 2007, 2006 and 2005, respectively.  The Company expects this relationship to continue for the foreseeable future. Required similar raw materials could be purchased from other sources; although, the Company’s competitive position in the marketplace could be affected.

10. – COMMITMENTS AND CONTINGENCIES

 Employment Contracts
The Company has employment contracts with six principal officers and the Chairman of the Board of Directors, expiring through April 30, 2008.  Such contracts are automatically renewable for two, one-year terms unless 30 to 120 days notice is given by either party. Pursuant to such contracts, the Company is committed to aggregate annual base remuneration of $1.4 million and $220,000 for the fiscal years ended January 31, 2008 and 2009.

Leases
 POMS Holding Co. (“POMS”), a partnership consisting of three directors and one officer of Lakeland, who own 55% of the entity, and six non-affiliates, was formed to lease both land and building to the Company because bank financing was unavailable.  POMS leased to the Company a 91,788 square foot disposable garment manufacturing facility in Decatur, Alabama.  20% of this space is highly improved office space.  Under a lease effective April 1, 2004 and expiring on March 31, 2009, the Company paid an annual rent of $364,900 and was the sole occupant of the facility.   The Company purchased this facility from POMS on April 25, 2005.

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

The Company believes that all rents paid to POMS, River Group Holding Co., L.L.C. and Harvey Pride, Jr. by the Company are comparable to what would be charged by an unrelated party, as three different rent fairness appraisals were performed in 1999, 2002 and 2004.  The net rent paid to POMS and River Group Holding Co., L.L.C. by the Company for the years ended January 31, 2006 and 2005 amounted to $116,000 and $564,000 respectively, and the

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007, 2006 and 2005
10. (continued)

total rent paid to Harvey Pride, Jr. by the Company for use of the customer service office for each of the years ended January 31, 2007, 2006 and 2005 amounted to $18,000.  The Company paid $74,808 to Luis Gomez Guzman, (an employee in Mexico until December 2005), for rent on a building pursuant to a lease expiring July 7, 2007 and in fiscal 2006 an 12,853 square foot addition was built for additional annual rent of $46, 416.

Total rental costs under all operating leases is summarized as follows:
	Gross rental	Rentals paid to related parties
Year ended January 31,
2007	$769,101	$226,560
2006	540,162	328,420
2005	893,862	641,400

 Minimum annual rental commitments for the remaining term of the Company’s non-cancelable operating leases relating to manufacturing facilities, office space and equipment rentals at January 31, 2007 including lease renewals subsequent to year-end are summarized as follows:

Year ending January 31,
2008	$522,154
2009	295,287
2010	278,287
2011	147,507
$1,243,235

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

On April 25, 2005, the Company closed on the real estate purchase contract with POMS for a purchased price of $2,067,584. The Company paid rent from February 1, 2005 until April 25, 2005 of $86,157, which was charged to rent expense.

     On May 25, 2005, the Company closed on the real estate purchase contract with River Group for a purchase price of $928,686. The Company paid River Group rent from February 1, 2005 until May 25, 2005 amounting to $63,157, which was charged to rent expense.

     At April 30, 2005, the Company recorded the asset land value of $230,000, the asset building value of $2,751,000, closing costs of $11,584 and a payable to River Group in the amount of $770,833.  The Company recorded the purchase of the land and building from River Group as of April 30, 2005, since the contract of sale was finalized and the closing was deferred only until the release of an easement on the property.  Total rent expense for

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007, 2006 and 2005

10. (continued)

the two properties from February 1, 2005 until the dates of sale amounted to $146,577. The Company recorded depreciation on each of the two properties from the closing date forward.

     Upon conclusion of these two real estate purchase contracts, the Company no longer has related party transactions requiring the recording of variable interest entities under FIN46R. Other than the above entries, the Company has not recorded the effects of FIN46R in the current fiscal year. The Company deems any such impact to be immaterial.

 Building purchase in New York:
On May 10, 2005, the Company purchased a 6,250 square foot office condominium to serve as its Corporate Headquarters. The purchase price was $640,000 plus $9,161 in closing costs. The lease on its previous location amounted to $51,202 annually and expired on June 30, 2005.

Building purchase in India:
On November 22, 2006 the Company announced the closing on its contract to buy the Industrial glove assets of RFB Latex, Ltd. of New Delhi, India. Included in this contract is a building of 58,945 square feet and three land plots which has an appraised value of $3.5 million.

Canadian building under construction:
The Company is currently building a warehouse/officer facility in Canada to replace the facility currently being rented for $86,000 per year. The expected cost is $2 million and at January 31, 2007 the Company has incurred the cost of land of $138,000 and construction costs at $122,000.

Litigation
The Company is involved in various litigation arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations, or cash flows.

Tax Audit

The Company’s Federal Income Tax returns for the fiscal years ended January 31, 2003, 2004 and 2005 have been audited by the Internal Revenue Service.  Such audits are complete with one issue in dispute relating to deductions taken by the Company for charitable contributions of its stock in trade, and one other issue in dispute which would result in a timing difference.  Such issues are in the Appellate Division of the Internal Revenue Service with a meeting scheduled for April 2007.   The final result of these issues cannot be estimated by management at this time, but management does not believe that the results of the audit will have a material effect on the financial condition of the Company.

11. OTHER RELATED PARTY TRANSACTIONS

In 1997, An Qui Holding Co., L.L.C., or An Qui, a limited liability company whose members include the Company, five directors and one officer of the Company, provided financing for the construction of a 46,000 square foot building in An Qui City, China and the lease of the real property underlying the building for 50 years from the Chinese government to Weifang Lakeland Safety Product Co., Ltd., or Weifang, one of the Company’s subsidiaries.

In connection with the financing, Weifang agreed to make annual payments to An Qui and to allocate a portion of the proceeds from any sale of the property to An Qui.  In 2002, An Qui relinquished its rights to the annual payments and to its rights to proceeds from the sale of the property in exchange for the amount of $406,000 (net of expenses).

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007, 2006 and 2005

11. (continued)

Weifang paid $223,000, $89,000 and $94,000 of this amount to An Qui in December 2002, January 2003 and June 2003, respectively.  The Company now owns the building.

In 2001, An Qui also helped to finance the construction of the Company’s facility in Jiaozhou, China through a loan to one of the Company’s Chinese subsidiaries.  The loan’s interest rate was 9% per annum until May 30, 2003, when the rate increased to 10% per annum.  On June 19, 2003, the Company repaid this construction loan by paying $168,100 (plus accrued interest) to An Qui and a foreign investor who contributed to the loan.

In July 2005 as part of the acquisition of Mifflin Valley Inc., (merged into Lakeland Industries, Inc. on September 1, 2006) the Company entered into a five year lease with Michael Gallen (an employee) to lease an 18,520 sq. ft. manufacturing facility in Shillington, PA for $55,560 annually or a per square foot rental of $3.00.  This amount was obtained prior to the acquisition from an independent appraisal of the fair market rental value per square foot.  In addition, in January 2006, the Company entered into a month to month lease with Donna Gallen (an employee and wife of Michael Gallen) for a 12,000 sq. ft. warehouse space in Blandon, PA for $36,000 annually.  Mifflin Valley utilizes the services of Gallen Insurance (an affiliate of Michael & Donna Gallen) to provide certain insurance in Pennsylvania.  Such payments for insurance aggregated of 27,066 and $23,173 in fiscal 2007 and 2006, respectively.

Related Party-outside contractor

The Company leases its facility in Mexico from Louis Gomez Guzman, an employee in Mexico until December 2005, pursuant to a lease expiring July 31, 2007 at an annual rental of $121,224.  Mr. Guzman is also acting as a contractor for our Mexican facility.  His company, Intermack, enables our Mexican facility to increase or decrease production as required without the Company needing to expand its facility.  During fiscal 2007 and 2006, Lakeland de Mexico paid Intermack $721,748, and $938,755, respectively for services relating to contract production.

12. MANUFACTURING SEGMENT DATA

The Company manages its operations by evaluating its geographic locations. The Company’s North American operations include its facilities in Decatur, Alabama (primarily disposables, chemical suit and glove production), Celaya, Mexico (primarily disposables, chemical suit and glove production) and St. Joseph, Missouri (primarily woven products).  The Company also maintains contract manufacturing facilities in China (primarily disposable and chemical suit production).  The Company’s China facilities and Celaya, Mexico facility produce the majority of the Company’s products.  The accounting policies of these operating entities are the same as those described in Note 1.  The Company evaluates the performance of these entities based on operating profit, which is defined as income before income taxes and other income and expenses.  The Company has a small sales force in Canada and Europe who distribute products shipped from the United States and China, the table below represents information about reported manufacturing segments for the years noted therein:

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007, 2006 and 2005

12. (continued)

	2007	2006	2005
Net Sales: North America and other foreign	$104,804,921	$104,041,223	$100,361,909
China	12,007,656	9,205,660	7,411,651
India	449,022	60,446	---
Less inter-segment sales	(17,090,657)	(14,567,263)	(12,453,397)
Consolidated sales	$100,170,942	$98,740,066	$95,320,163
Operating Profit: North America & other foreign	$5,879,388	$8,355,869	$7,067,855
China	1,858,226	1,151,340	921,208
India	(974,678)	(16,428)	---

Less intersegment profit	(41,031)	11,632	(335,000)
Consolidated operating profit	$6,721,905	$9,502,413	$7,654,063
Identifiable Assets: North America and other foreign	$63,479,434	$65,734,096	$51,654,104
China	4,353,599	5,717,192	8,659,150
India	6,365,327	1,012,564	---
Consolidated assets	$74,198,360	$72,463,852	$60,313,254
Depreciation: North America and other foreign	$633,754	$548,868	$542,463
China	402,233	444,818	341,677
India	12,393	---	---
Consolidated depreciation	$1,048,380	$993,686	$884,140

13.  UNAUDITED QUARTERLY RESULTS of OPERATIONS (In thousands, except for per share amounts):

Fiscal Year Ended January 31, 2007:	1/31/07	10/31/06	7/31/06	4/30/06
Net Sales	$25,599	$23,263	$24,087	$27,222
Cost of Sales	19,958	17,627	17,621	20,689
Gross Profit	$5,641	$5,636	$6,466	$6,533
Net Income	$1,307	$980	$1,355	$1,462
Basic and Diluted income per common share*:
Basic (a)	$.23	$.18	$.25	$.26
Diluted (a)	$.23	$.18	$.25	$.26

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007, 2006 and 2005

13. (Continued)

Certain reclassifications between cost of goods sold and operating expenses were made to the first quarter of fiscal year 2006, in order to be consistent with the second quarter and year to date of fiscal 2006 classifications for the Mexico and China subsidiaries.

Fiscal Year Ended January 31, 2006:	1/31/06	10/31/05	7/31/05	4/30/05
Net Sales	$25,226	$22,717	$25,089	$25,709
Cost of Sales	18,949	17,034	19,293	19,542
Gross Profit	$6,277	$5,683	$5,796	$6,167
Net Income	$1,655	$1,313	$1,648	$1,713
Basic and Diluted income per common share*:
Basic (a)	$0.30	$0.24	$0.30	$0.31
Diluted (a)	$0.30	$0.24	$0.30	$0.31

(a) The sum of earnings per share for the four quarters may not equal earnings per share for the full year due to changes in the average number of common shares outstanding.
*Adjusted, retroactively, for the 10% stock dividends to shareholders of records on August 1, 2006, and April 30, 2005.

14. SUBSEQUENT EVENT

The Company has decided to restructure its manufacturing operations in Mexico, by closing its current facilities in Celaya and opening new facilities in Jerez.  The Company estimates the costs to close, move and start up will aggregate approximately $500,000 pretax.  This restructuring will allow for lower occupancy and labor costs and a more efficient production configuration.  The Company anticipates this cost will be charged to its first quarter fiscal year 2008 results.

Index

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at Beginning of period	Charge to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended January 31, 2007 Allowance for doubtful accounts (a)	$323,000			$220,000	$103,000
Allowance for slow moving inventory	$365,000			$59,000	$306,000
Year ended January 31, 2006 Allowance for doubtful accounts (a)	$323,000				$323,000
Allowance for slow moving inventory	$396,000			$31,000	$365,000

Year ended January 31, 2005 Allowance for doubtful accounts (a)	$323,000				$323,000
Allowance for slow moving inventory	$417,000			$21,000	$396,000

(a) Deducted from accounts receivable.
(b) Uncollectible accounts receivable charged against allowance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of the our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2007. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on the our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2007 to ensure them that information relating to the Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, our Chief Executive Officer and Chief Financial Officer concluded as of January 31, 2007 that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Index

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2007. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that, as of January 31, 2007, the Company maintained effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Holtz Rubenstein Reminick LLP, the Company's independent registered public accounting firm has issued a report on management’s assessment of the Company’s internal control over financial reporting. That report dated April 5, 2007 is included herein.

Changes in Internal Control over Financial Reporting

During our fourth fiscal quarter, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Through the year ended January 31, 2007 additional expense has been incurred relating to documenting and testing the systems of internal controls.  The company hired an internal auditor in July 2004 and 2005 and has contracted with an independent consultant for services related to Sarbanes-Oxley Act compliance with Section 404, in February 2004.  The total cumulative amount expensed so far is approximately $1,187,000 including $162,000 in additional directors’ fees.

ITEM 9B. OTHER INFORMATION

None

Index

PART III

Performance Graph

The following Corporate Performance Graph, obtained from Core Data Group of Virginia, compares the five year cumulative total return of our common stock with that of the S&P composite market index, including dividend reinvestment, and with that of a peer group for the five fiscal years commencing January 31, 2001 and ending January 31, 2006 assuming an investment of $100 and the re-investment of any dividends:

COMPARISON OF CUMULATIVE TOTAL RETURN OF OE OR MORE COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS
------------------------- FISCAL YEAR ENDING -------------------
COMPANY/INDEX/MARKET	1/31/2002	1/31/2003	1/31/2004	1/31/2005	1/31/2006	1/31/2007
Lakeland Industries, Inc.	193.90	162.72	376.48	506.51	522.51	234.83
Customer Selected Stock List	129.01	197.85	238.49	288.06	193.22	219.21
S&P Composite	83.85	64.55	86.87	92.28	101.86	139.10

The Customer Selected Stock List is made up of the following securities:

ANGELICA CORP
SUPERIOR UNIFORM GROUP

The comparisons in the graph and tables above are based upon historical data and are not indicative of, nor intended to forecast, future performance of the Company’s Common Stock.

The information contained in the Stock Performance Graph and the Reports of the Audit and Compensation Committee sections shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.

Index

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list of the names and ages of all of our directors and executive officers, indicating all positions and offices they hold with us as of April 12, 2007. Our directors hold office for a three-year term and until their successors have been elected and qualified. Our executive officers hold offices for one year or until their successors are elected by our board of directors.

Name	Age	Position
Raymond J. Smith	68	Chairman of the Board of Directors
Christopher J. Ryan	55	Chief Executive Officer, President, Secretary, General Counsel and Director
Gary Pokrassa	59	Chief Financial Officer
Gregory D. Willis	50	Executive Vice President
Harvey Pride, Jr.	60	Senior Vice President - Manufacturing
James M. McCormick	59	Controller and Treasurer
Paul C. Smith	40	Vice President
Gregory Pontes	46	Vice President - Manufacturing
John J. Collins	64	Director
Eric O. Hallman	63	Director
Michael E. Cirenza	51	Director
John Kreft	56	Director
Stephen M. Bachelder	56	Director

Raymond J. Smith, one of our co-founders, has been Chairman of our board of directors since our incorporation in 1982 and was President from 1982 to January 31, 2004. Mr. Smith’s term as a director will expire at our annual meeting of stockholders in June 2007.

Christopher J. Ryan has served as our Chief Executive Officer since April 2004 and President since February 1, 2004, Secretary since April 1991, General Counsel since February 2000 and a director since May 1986. Mr. Ryan was our Executive Vice President - Finance from May 1986 until becoming our President on February 1, 2004. From October 1989 until February 1991, Mr. Ryan was employed by Rodman & Renshaw, Inc., an investment banking firm. Prior to that, he was an independent consultant with Laidlaw Holding Co., Inc., an investment banking firm, from January 1989 until September 1989. From February 1987 to January 1989, Mr. Ryan was employed as the Managing Director of Corporate Finance for Brean Murray, Foster Securities, Inc. He was employed from June 1985 to January 1987 as a Senior Vice President with the investment banking firm of Laidlaw Adams Peck, Inc., a predecessor firm to Laidlaw Holdings, Inc. Mr. Ryan has served as one of our directors since 1986 and his term as a director will expire at our annual meeting of stockholders in June 2008.

Gary Pokrassa is a CPA with 37 years experience in both public and private accounting. Mr. Pokrassa was the CFO for Gristedes Foods, Inc. (AMEX-GRI) from 2000-2003 and Syndata Technologies from 1997-2000. Mr. Pokrassa received a BS in Accounting from New York University and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

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

Harvey Pride, Jr. has been our Vice President of manufacturing since May 1986 and was promoted to Senior Vice President of manufacturing in 2006. He was Vice President of Ryland (our former subsidiary) from May 1982 to June 1986 and President of Ryland until its merger into Lakeland on January 31, 1990.

Gregory D. Pontes has served as Vice President of Manufacturing since September of 2006.  He served as the Operations Manager from 2003-2006; and worked as Lakeland’s Senior Engineer from 1994-2003.  Prior to joining Lakeland Mr. Pontes worked at Kappler Inc. as their Project/Cost Engineer from 1989-1994.

James M. McCormick was our Vice President and Treasurer from May 1986 to August 2003 and is presently Controller and Treasurer. Mr. McCormick acted as Chief Financial Officer between April 2004 and November 2004.

Index

Between January 1986 and May 1986 Mr. McCormick was our Controller.

Paul C. Smith, son of Raymond J. Smith, has served as Vice President since February 1, 2004. Prior to that, Mr. Smith was our Northeast Regional Sales Manager since September 1998. From April 1994 until September 1998, Mr. Smith was a sales representative for the Metropolitan Merchandising and Sales Co.

John J. Collins, Jr. was Executive Vice President of Chapdelaine GSI, a government securities firm, from 1977 to January 1987. He was Senior Vice President of Liberty Brokerage, a government securities firm, between January 1987 and November 1998. Presently, Mr. Collins is self employed, managing a direct investment portfolio of small business enterprises for his own accounts. Mr. Collins has served as one of our directors since 1986 and his term as a director will expire at our annual meeting of stockholders in June 2009.

Eric O. Hallman was President of Naess Hallman Inc., a ship brokering firm, from 1974 to 1991. Mr. Hallman was also affiliated between 1991 and 1992 with Finanshuset (U.S.A.), Inc., a ship brokering and international financial services and consulting concern, and was an officer of Sylvan Lawrence, a real estate development company, between 1992 and 1998. Between 1998 and 2000, Mr. Hallman was President of PREMCO, a real estate management company, and currently is Comptroller of the law firm Murphy, Bartol & O’Brien, LLP. Mr. Hallman has served as one of our directors since our incorporation in 1982 and his term as a director will expire at our annual meeting of stockholders in June 2009.

Michael E. Cirenza has been a Partner in Anchin, Block and Anchin since March 2007, and was the Executive Vice President and Chief Financial Officer of Country-Life LLC, a manufacturer and distributor of vitamins and nutritional supplements, from September 2002 until March 2007. Mr. Cirenza was the Chief Financial Officer and Chief Operating Officer of Resilien, Inc., an independent distributor of computers, components and peripherals from January 2000 to September 2002. He was an Audit Partner with the international accounting firm of Grant Thornton LLP from August 1993 to January 2000 and an Audit Manager with Grant Thornton LLP from May 1989 to August 1993. Mr. Cirenza was employed by the international accounting firm of Price Waterhouse from July 1980 to May 1989. Mr. Cirenza is a Certified Public Accountant in the State of New York and a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Cirenza has served as one of our directors since June 18, 2003 and his term as a director will expire at our annual meeting of stockholders in 2008.

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

Committees of the Board
Our board of directors has a designated Audit Committee that reviews the scope and results of the audit and other services performed by our independent accountants. The Audit Committee is comprised solely of independent directors and consists of Messrs. Cirenza, Kreft, Bachelder, Hallman and Collins. The board of directors has also designated a Compensation Committee that establishes objectives for our senior executive officers, sets the compensation of directors, executive officers and our other employees and is charged with the administration of our employee benefit plans. The Compensation Committee is comprised solely of independent directors and consists of Messrs. Cirenza, Kreft, Bachelder, Collins and Hallman. There is also a Nominating Committee comprised of the independent directors.

Compensation of Directors
Each non-employee director receives a fee of $6,250 (committee chairman receive an additional $500) per quarter plus per-meeting fees of $1,500 for in-person attendance or $500 for telephone attendance. Non-employee directors are reimbursed for their reasonable expenses incurred in connection with attendance at or participation in such meetings. In addition, under our 1995 Director Plan, each non-employee director who becomes a director is granted an option to purchase 5,000 shares of our common stock. Messrs. Hallman and Collins were each granted an option to purchase 5,000 shares of our common stock under our previous 1986 Plan at the time of their respective

Index

appointments or reelections to the board of directors. Such grants and the terms thereof were renewed on April 18, 1997, May 5, 1996 and May 5, 1996, respectively, in accordance with stockholder approval of the 1995 Director Plan at our 1995 annual meeting of stockholders. Mr. Cirenza received an option to purchase 5,000 shares of our common stock upon his election to our board of directors in June 2003.  Messrs. Kreft and Bachelder each received an option to purchase 5,000 shares of our Common Stock upon appointment to our Board of Directors in November 2004.

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

POMS Holding Co., or POMS, was formed in 1984 to lease both land and a building to us because bank financing was unavailable. POMS is a partnership whose partners include three of our directors, one of our officers and six other individuals who were stockholders of Lakeland at the time of the formation of POMS. Raymond J. Smith, the chairman of our board of directors, Harvey Pride, Jr., our Vice President – Manufacturing, and John J. Collins and Eric O. Hallman, both of whom are directors, have a 20%, 20%, 8.75% and 5% interest in POMS, respectively. POMS leased to us a 91,788 square foot disposable garment manufacturing facility in Decatur, Alabama. Under a lease effective September 1, 1999, we paid an annual rent of $364,900. This lease was renewed on April 1, 2004 through March 31, 2009 at the same rental rate.   We purchased this facility from POMS on April 25, 2005.

On March 1, 1999, we entered into a one year (renewable for four additional one year terms) lease agreement with Harvey Pride, Jr., our Vice President – Manufacturing, for a 2,400 sq. ft. customer service office located next to our existing Decatur, Alabama facility. We paid an annual rent of $18,000 for this facility under the lease agreement in fiscal 2004 and 2005. This lease was renewed on March 1, 2004 through March 31, 2009 at the same rental rate.

On June 1, 1999, we entered into a five year lease agreement (expiring May 31, 2004) with River Group Holding Co., L.L.C. for a 49,500 sq. ft. warehouse facility located next to our existing facility in Decatur, Alabama. River Group Holding Co., L.L.C. is a limited liability company, the members of which are Raymond Smith, John Collins, Eric Hallman, Walter Raleigh (a former Director), Christopher Ryan and Harvey Pride, who all have an equal ownership interest. Mr. Ryan is our Chief Executive Officer, President, Secretary, General Counsel and a director of our company, Messrs. Smith, Collins and Hallman are all directors of our company, and Mr. Pride is our Vice President – Manufacturing. We paid an annual rent of $199,100 for this facility.  We were the sole occupant of the facility. This lease was renewed on April 1, 2004 through March 31, 2009 at the same rental rate.  We purchased this facility from River Group on May 25, 2005.

Index

Related Party-outside contractor

The Company leases its facility in Mexico from Louis Gomez Guzman, an employee in Mexico until December 2005, pursuant to a lease expiring July 31, 2007 at an annual rental of $121,224.  Mr. Guzman is also acting as a contractor for our Mexican facility.  His company, Intermack, enables our Mexican facility to increase or decrease production as required without the Company needing to expand its facility.  During fiscal 2007 and 2006, Lakeland de Mexico paid Intermack $721,748 and $938,755 for services relating to contract production.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

See the information under the caption “Report of the Audit Committee” in the Company’s Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 – K

(a)         The following documents are filed as part of this report:

1 Consolidated Financial Statements (See Page 37 of this report which includes an index to the consolidated financial statements)

2 Financial Statement Schedules:
                Schedule II- Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable, not required, or because the requiredinformation is included in the Consolidated Financial Statements or Notes thereto.
  3.   Exhibits:

Exhibit	Description

3.1	Restated Certificate of Incorporation of Lakeland Industries, Inc. (Incorporated by reference to Exhibit 3(a) of Lakeland Industries, Inc.’s Registration Statement on Form S-18 (File No. 33-7512 NY))

Index

Exhibit	Description

3.2	Bylaws of Lakeland Industries Inc., as amended (Incorporated by reference to Exhibit 3(b) of Lakeland Industries, Inc.’s Registration Statement on Form S-18 (File No. 33-7512 NY))

10.2
Lease Agreement, dated August 1, 2001, between Southwest Parkway, Inc., as lessor, and Lakeland Industries, Inc., as lessee (Incorporated by reference to Exhibit 10(b) of Lakeland Industries, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2002)

10.3	Lakeland Industries, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10(n) of Lakeland’s Registration Statement on Form S-18 (File No. 33-7512 NY))

10.4
Employment Agreement, dated September 22, 2003, between Lakeland Industries, Inc. and Raymond J. Smith (Incorporated by reference to Exhibit 10(g) of Lakeland Industries, Inc.’s Quarterly Report on Form 10-Q filed December 12, 2003)

10.5	Employment, dated February 1, 2006, agreement between Lakeland Industries, Inc. and Harvey Pride, Jr.

10.7	Employment Agreement, dated February 1, 2006, between Lakeland Industries, Inc. and Christopher J. Ryan

10.10	Lease Agreement, dated March 1, 2004, between Harvey Pride, Jr., as lessor, and Lakeland Industries, Inc., as lessee

10.11
Term Loan and Security Agreement, dated July 7, 2005, between Lakeland Industries, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.11 of Lakeland Industries, Inc.’s Quarterly Report on Form 10-Q filed September 7, 2005)

10.12
Employment Agreement, dated May 23, 2005, between Lakeland Industries, Inc. and James M. McCormick (Incorporated by reference to Exhibit 10(r) of Lakeland Industries, Inc.’s Quarterly Report on Form 10-Q filed June 9, 2005)

10.13
Employment Agreement, dated September 22, 2003, between Lakeland Industries, Inc. and Paul C. Smith (Incorporated by reference to Exhibit 10(s) of Lakeland Industries, Inc.’s Quarterly Report on Form 10-Q filed December 12, 2003)

10.14
Employment Agreement, dated November 29, 2005, between Lakeland Industries, Inc. and Gary Pokrassa, CPA.  (Incorporated by reference to exhibit 10.14 of Lakeland Industries, Inc. Quarterly Report on Form 10-Q filed December 12, 2005)

10.15
Employment Agreement, dated May 23, 2005, between Lakeland Industries Inc., and Gregory D. Willis (Incorporated by reference to exhibit 10.15 of Lakeland Industries, Inc. Quarterly Report on Form 10-Q filed June 9, 2005)

Index

Exhibit	Description
10.16
Asset Purchase Agreement, dated July, 2005 between Lakeland Industries, Inc. and Mifflin Valley, Inc. and Lease Agreement and Employment Contract between Lakeland Industries, Inc., and Michael Gallen (Incorporated by reference to exhibit 10.15, 10.16, and 10.17 of Lakeland Industries, Inc.’s Quarterly Report on form 10-Q filed September 7, 2005)

10.17
Supply Agreement and Option to Purchase, between Lakeland Industries, Inc.’s subsidiary RFB Lakeland Industries Private Ltd. and RFB Latex Private, Ltd. (Incorporated by reference to exhibits 10.18 and 10.19 of Lakeland Industries Inc.’s  Quarterly Report on form 10-Q filed December 12, 2005)

10.18
Asset Purchase Agreement upon exercising of option, between Lakeland Industries, Inc. and RFB Lakeland Industries Private Ltd. (Incorporated by reference to exhibits 10.20 of Lakeland Industries Inc.’s Quarterly Report on form 10-Q filed December 12, 2005)

10.19
Employment Agreements, between RFB Lakeland Industries Private Ltd. and P.S. Ratra and Kamal Ratra (Incorporated by reference to exhibits 10.21 and 10.22 of Lakeland Industries, Inc.’s Quarterly Report on Form 10-Q filed December 12, 2005)

10.20
Shareholder Agreement, between Lakeland Industries, Inc. and P.S. Ratra (Incorporated by reference to exhibit 10.23 of Lakeland Industries, Inc.’s Quarterly Report on form 10-Q filed December 12, 2005)

10.21	Lease Agreement, dated March 1, 2006, between Carlos Tornquist Bertrand, as lessor, and Lakeland Industries, Inc., as lessee

10.22	Lease Agreement, dated 2006, between Michael Robert Kendall, June Jarvis, and Barnett Waddingham Trustees Limited, as lessor, and Lakeland Industries, Inc., as lessee

14.1	Lakeland Industries, Inc. Code of Ethics

21.1
Subsidiaries of Lakeland Industries, Inc. (wholly-owned):
Lakeland Protective Wear, Inc.
Lakeland Protective Real Estate
Lakeland de Mexico S.A. de C.V.
Laidlaw, Adams & Peck, Inc. and Subsidiary (Meiyang Protective Products Co., Ltd.)
Weifang Lakeland Safety Products Co., Ltd.
Qing Dao Lakeland Protective Products Co., Ltd.
Lakeland Industries Europe Ltd.
RFB Lakeland Industries Private, Ltd.
Lakeland Industries, Inc. Agencia en Chile
Lakeland Japan, Inc.

Index

(b)	Reports on Form 8 - K.

The documents which we incorporate by reference consist of the documents listed below that we have previously filed with the SEC:
A – On November 22, 2006 the Company filed a Form 8-K announcing the closing on its contract to buy the Industrial Glove assets of RFB Latex, Ltd. in India.
B – On November 30, 2006 the Company filed a Form 8-K reporting notice of a teleconference call on December 7, 2006 to discuss the results of the Company’s third quarter ended October 31, 2006.
C – On December 7, 2006 the Company filed a Form 8-K regarding the results for operations of the Company’s third quarter ended October 31, 2006.
D – On January 30, 2007 the Company filed a Form 8-K regarding the settlement and termination of the Fireland Pension Fund.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    April 12, 2007
LAKELAND INDUSTRIES, INC.

By:	/ s / Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer
and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Raymond J. Smith	Chairman of the Board	April 12, 2007
Raymond J. Smith

/s/ Christopher J. Ryan	Chief Executive Officer, President,	April 12, 2007
Christopher J. Ryan	General Counsel, Secretary and Director

/s/ Gary Pokrassa	Chief Financial Officer	April 12, 2007
Gary Pokrassa

/s/ James M. McCormick	Controller and Treasurer	April 12, 2007
James M. McCormick

/s/ Eric O. Hallman	Director	April 12, 2007
Eric O. Hallman

/s/ John J. Collins, Jr.	Director	April 12, 2007
John J. Collins, Jr.

/s/ Michael E. Cirenza	Director	April 12, 2007
Michael E. Cirenza

/s/ John Kreft	Director	April 12, 2007
John Kreft

/s/ Stephen M. Bachelder	Director	April 12, 2007
Stephen M. Bachelder