Form 10-K/A
period 2007-01-31
LAKELAND INDUSTRIES INC
filed 2007-04-27
CIK 798081

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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act
Title of Class – Common Stock $0.01 Par Value
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
Ronkonkoma, New York

We have audited the accompanying consolidated balance sheets of Lakeland Industries, Inc. and Subsidiaries ("Lakeland") as of January 31, 2007 and 2006 and the related consolidated statements of income, stockholders' equity and cash flows for the three years then ended. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K for the years ended January 31, 2007, 2006 and 2005. We have also audited management’s assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting", that Lakeland Industries, Inc. and Subsidiaries maintained effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lakeland’s management is responsible for these consolidated financial statements and schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and the schedule, an opinion on management's assessment, and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lakeland Industries, Inc. and Subsidiaries as of January 31, 2007 and 2006 and the results of its operations and its cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, management’s assessment that Lakeland maintained effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Lakeland maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 1 to the financial statements, effective February 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/Holtz Rubenstein Reminick LLP

Melville, New York
April 5, 2007