Form 10-Q
period 2007-04-30
LAKELAND INDUSTRIES INC
filed 2007-06-07
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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
YES ☒  NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at June 7, 2007
Common Stock, $0.01 par value per share	5,521,824 shares.

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

Index

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	April 30, 2007 (Unaudited)	January 31, 2007

Current assets:
Cash	$3,558,415	$1,906,557
Accounts receivable, net of allowance for doubtful accounts of $80,000 at April 30, 2007 and $103,000 at January 31, 2007	15,130,125	14,780,266
Inventories, net of reserves of $403,000 at April 30, 2007 and $306,000 at January 31, 2007	40,522,052	40,955,739
Deferred income taxes	1,420,009	1,355,364
Other current assets	3,789,290	3,115,722
Total current assets	64,419,891	62,113,648
Property and equipment, net of accumulated depreciation of $6,969,000 at April 30, 2007 and $6,707,000 January 31, 2007	11,127,845	11,084,030
Goodwill	871,297	871,297
Other assets	128,498	129,385
	$76,547,531	$74,198,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,328,050	$3,055,339
Accrued expenses and other current liabilities	1,869,936	1,270,623
Total current liabilities	6,197,986	4,325,962
Deferred income taxes	27,227	27,227
Borrowings under revolving credit facility	4,084,000	3,786,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par; authorized 1,500,000 shares
(none issued)
Common stock, $.01 par; authorized 10,000,000 shares;
issued and outstanding 5,521,824 shares at April 30, 2007 and at January 31, 2007	55,218	55,218
Additional paid-in capital	49,025,139	48,972,025
Other comprehensive income (loss)	(55,815)	-----
Retained earnings (1)	17,213,776	17,031,928
Stockholders' equity	66,238,318	66,059,171
	$76,547,531	$74,198,360

 (1) A cumulative total of $17,999,739 has been transferred from retained earnings to additional paid-in-capital and par value of common stock due to four separate stock dividends paid in 2002, 2003, 2005 and 2006. As reflected in the Condensed Consolidated Statement of Stockholders’ Equity, $6,386,916 was included in the year ended January 31, 2007.

The accompanying notes are an integral part of these financial statements.

Index

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED
	April 30,
	2007	2006
Net sales	$25,596,738	$27,222,025
Cost of goods sold	20,370,780	20,689,295
Gross profit	5,225,958	6,532,730
Operating expenses	4,295,147	4,365,914
Operating profit	930,811	2,166,816
Interest and other income, net	43,060	14,801
Interest expense	(53,608)	(70,693)
Income before income taxes	920,263	2,110,924
Provision for income taxes	388,415	649,149
Net income	$531,848	$1,461,775
Net income per common share*:
Basic	$.10	$.26
Diluted	$.10	$.26
Weighted average common shares outstanding*:
Basic	5,521,824	5,518,896
Diluted	5,538,405	5,524,076
*Adjusted for the 10% stock dividend to shareholders of record on April 30, 2005 and August 1, 2006.

The accompanying notes are an integral part of these financial statements.

Index

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
Three months ended April 30, 2007
	Common Stock		Additional Paid-in	Retained	Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Total

Balance February 1, 2007	5,521,824	$55,218	$48,972,025	$17,031,928	$ -----	$66,059,171
Net Income	-----	-----	-----	531,848	-----	531,848
Effect of Adoption of FIN 48 (Note 10)	-----	-----	-----	(350,000)	-----	(350,000)
Other Comprehensive Income (loss)	-----	-----	-----	-----	(55,815)	(55,815)
Stock Based Compensation	-----	-----	53,114	-----	-----	53,114

Balance April 30, 2007	5,521,824	$55,218	$49,025,139	$17,213,776	$(55,815)	$66,238,318

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

Index

LAKELAND INDUSTRIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	April 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$531,848	$1,461,775
Adjustments to reconcile net income to net cash provided
by operating activities:
Stock based compensation	53,114	-----
Reserve for doubtful accounts	(23,000)	50,000
Reserve for inventory obsolescence	97,042	19,000
Depreciation and amortization	262,017	269,110
Deferred income tax	(64,645)	-----
Changes in operating assets and liabilities:
Increase in accounts receivable	(326,859)	(1,578,467)
Decrease in inventories	336,645	1,042,986
Increase in other assets	(672,682)	(635,251)
Increase in accounts payable, accrued expenses and other liabilities	1,466,210	2,021,423
Net cash provided by operating activities	1,659,690	2,650,576

Cash Flows from Investing Activities:

Purchases of property and equipment	(305,832)	(163,456)

Net cash used in investing activities	(305,832)	(163,456)

Cash Flows from Financing Activities:
Borrowing (payments) under loan agreements	298,000	(2,512,000)
Net cash provided by (used in) financing activities	298,000	(2,512,000)

Net increase (decrease) in cash	1,651,858	(24,880)
Cash and cash equivalents at beginning of period	1,906,557	1,532,453
Cash and cash equivalents at end of period	$3,558,415	$1,507,573

The accompanying notes are an integral part of these financial statements.

Index

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business

Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in   April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the   industrial protective clothing and homeland security markets. The principal market for our products is   the United States. No customer accounted for more than 10% of net sales during the three month   periods ended April 30, 2007 and 2006, respectively.

2.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2007.

The results of operations for the three month period ended April 30, 2007 is not necessarily indicative of the results to be expected for the full year.

3.	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated.

4.	Inventories:

Inventories consist of the following:

	April 30,	January 31,
	2007	2007
Raw materials	$20,579,663	$19,051,284
Work-in-process	3,335,789	2,760,196
Finished Goods	16,606,600	19,144,259
	$40,522,052	$40,955,739

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in-first-out basis) or market.

5.	Earnings Per Share:

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

Index

The following table sets forth the computation of basic and diluted earnings per share at April 30, 2007 and 2006, adjusted, retroactively, for the 10% Stock dividends to Shareholders on April 30, 2005 and August 1, 2006.

	Three Months Ended
	April 30,
	2007	2006
Numerator	$531,848	$1,461,775
Net Income
Denominator
Denominator for basic earnings per share	5,521,824	5,518,896
(Weighted-average shares)
Effect of dilutive securities	16,581	5,180
Denominator for diluted earnings per share	5,538,405	5,524,076
(adjusted weighted average shares)
Basic earnings per share	$.10	$.26
Diluted earnings per share	$.10	$.26

6.	Revolving Credit Facility

At April 30, 2007, the balance outstanding under our $25 million five year revolving credit facility amounted to $4.08 million. The credit facility is collateralized by substantially all of the assets of the Company. The credit facility contains financial covenants, including, but not limited to, fixed charge ratio, funded debt to EBIDTA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at April 30, 2007 and for the period then ended. The weighted average interest rate for the three month period ended April 30, 2007 was 5.99%.

7.	Major Supplier

We purchased 74.4% of our raw materials from one supplier during the three month period ended April 30, 2007. We expect this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; however, our competitive position in the marketplace could be adversely affected.

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

Index

The following table represents our stock options granted, exercised, and forfeited during the first quarter of fiscal 2008.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2007	19,031	$12.79	3.5 years	$35,778
Outstanding at April 30, 2007	19,031	$12.79	3.25 years	$5,329
Exercisable at April 30, 2007	19,031	$12.79	3.25 years	$5,329

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

The Company has granted up to a maximum of 136,213 restricted stock awards as of April 30, 2007. All of these restricted stock awards are non-vested at April 30, 2007 (92,103 shares at “baseline” and 48,983 shares at “minimum”) and have a weighted average grant date fair value of $13.06. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of April 30, 2007, unrecognized stock-based compensation expense related to restricted stock awards totaled $1,272,978, before income taxes, based on the maximum performance award level.  Such unrecognized stock-based compensation expense related to restricted stock awards totaled $860,325 and $456,928 at the baseline and minimum performance levels, respectively. The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years.  The board has estimated its current performance level to be at the minimum level and expenses have been recorded accordingly.  The performance based awards are not considered stock equivalents for EPS purposes

 Stock-Based Compensation

The Company recognized total stock-based compensation costs of $53,114, of which $53,114 results from the 2006 Equity Incentive Plan, and $0 results from the Non-Employee Directors Option Plan for the three months ended April 30, 2007 and $0 for the three months ended April 30, 2006.  These amounts are reflected in selling, general and administrative expenses.  The total income tax benefit recognized for stock-based compensation arrangements was $19,121 and $0 for the three months ended April 30, 2007 and April 30, 2006, respectively.

Index

9.	Manufacturing Segment Data

Domestic and international sales are as follows in millions of dollars:

	Three Months Ended
	April 30,
	2007		2006
Domestic	$22.0	85.9%	$24.2	89.1%
International	3.6	14.1%	3.0	10.9%
Total	$25.6	100%	$27.2	100%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Decatur, Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products), Celaya, Mexico (primarily disposable, glove and chemical suit production) St. Joseph, Missouri and Shillington, Pennsylvania (primarily woven products production). We also maintain three manufacturing facilities in China (primarily disposable and chemical suit production) and a glove manufacturing facility in New Delhi, India. Our China facilities and our Decatur, Alabama facility produce the majority of the Company’s products. The accounting policies of these operating entities are the same as those described in Note 1 to our  Annual Report on Form 10-K for the year ended January 31, 2007. We evaluate the performance of these entities based on operating profit which is defined as income before income taxes, interest expense and other income and expenses. We have small sales forces in Canada, Europe, Chile and China which sell and distribute products shipped from the United States, Mexico or China.

The table below represents information about reported manufacturing segments for the three month periods noted therein:

	Three Months Ended April 30, (in millions of dollars)
	2007	2006
Net Sales:
North America and other foreign	$26.0	$28.2
China	3.0	2.6
India	.08	.3
Less inter-segment sales	(4.2)	(3.9)
Consolidated sales	$25.6	$27.2
Operating Profit:
North America and other foreign	$.748	$1.964
China	.378	.391
India	(.123)	(.07)
Less inter-segment profit (loss)	(.083)	(.085)
Consolidated profit	$.92	$2.2
Identifiable Assets (at Balance Sheet date):
North America and other foreign	$63.18	$64.65
China	9.02	7.63
India	4.30	1.12
Consolidated assets	$76.5	$73.4
Depreciation and Amortization Expense:
North America and other foreign	$.162	$.151
China	.093	.110
India	.007	.008
Consolidated depreciation expense	$.262	$.269

Index

10.	Adoption of FIN 48

UNCERTAIN TAX POSITIONS. Effective February 1, 2007, the first day of fiscal 2008, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recorded the cumulative effect of applying FIN 48 as a $350,000 debit to the opening balance of accumulated deficit as of February 1, 2007, the date of adoption.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company had approximately $60,000 of accrued interest as of February 1, 2007.

The Company is subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions and a limited number of foreign jurisdictions.   The Company’s Federal Income Tax returns for the fiscal years ended January 31, 2003, 2004 and 2005 have been audited by the Internal Revenue Service. Such audits are complete with one issue in dispute relating to deductions taken by the Company for charitable contributions of its stock in trade, and one other issue in dispute which would result in a timing difference. Such issues are in the Appellate Division of the Internal Revenue Service. An initial meeting was held in May 2007. Since the final result of these issues cannot be estimated by management at this time, management has recorded a charge of $350,000 representing the government’s position plus interest.

11.	Real Estate Purchases

In June 2006, the Company entered into an agreement to construct a distribution facility in Brantford, Ontario at a cost of approximately $2,200,000 (Canadian) ($1,982,518 US at the exchange rate at April 30, 2007). In order to finance the acquisition, the Company has arranged a term loan in the amount of $2,000,000 (Canadian) bearing interest at the Business Development Bank of Canada’s floating base rate minus 1.25% (currently equal to 6.75%) and is repayable in 240 monthly principal installments of $8,350 (Canadian) plus interest.

12.	Related Party Transactions

In connection with the asset purchase agreement, dated August 1, 2005, between the Company and Mifflin Valley, Inc., the Company entered into a five year lease agreement with the seller (now an employee of the Company) to rent the manufacturing facility owned by the seller an annual rental of  $57,504, or a per square foot rental of $3.10.  This amount was obtained prior to the acquisition from an independent appraisal of the fair market rental value per square feet.  In addition the Company has, starting January 1, 2006 rented 12,000 sq ft of warehouse space in PA from this employee, on a month by month basis, for the monthly amount of $3.00 per square foot.

13.	Formation of New Subsidiaries and Restructuring

On March 13, 2006, Lakeland Industries, Inc. Agencia en Chile was formed to facilitate the opening of a new sales and warehousing operation in Santiago, Chile to service South American markets.  On May 26, 2006, Lakeland Protective Real Estate was formed to obtain a $2 million mortgage for a new warehouse to be built in Canada. On October 26, 2006, Lakeland Japan, Inc. was formed as a sales

Index

operation for the Japanese market. On February 23, 2007, Lakeland Gloves and Safety Apparel Private Limited was formed to hold the assets of the Company’s recently purchased Indian business. On March 27, 2007, Industrias Lakeland de S.A. de C.V. was formed to operate the new facilities in Jerez, Mexico.

The Company is closing its Celaya, Mexico manufacturing facility and opening a new and larger facility in Jerez, Mexico. Lakeland is making this change in facilities primarily to reduce the unit cost of its production. Jerez presents better labor, rental and transportation values than does our current Celaya plant and the Company believes it can realize savings of close to $500,000 annually once the production move is fully implemented in August 2007. The new Jerez facility will also double our capacity in Mexico and will be used for specialty woven items that are not made in China due to high tariffs and or quotas imposed by most customs departments in North and South America on such goods, but not dutiable if made in Mexico under the NAFTA and other Latin American Trade Treaties. The Company has taken a $506,000 pretax write-off in its first quarter ended April 30, 2007, primarily attributable to $275,000 in legally mandated severance costs to its Celaya employees, $134,000 in other termination costs and $97,000 in moving and start-up costs.

14.	Mexican Tax Situation

In August 2001, Guanajuato Mexico, Secretaria de Hacienda Credito Publico (“Hacienda”) began an audit of our wholly-owned subsidiary Lakeland de Mexico de SA de CV.  The audit resulted in a claim by Hacienda for 9,195,254 Mexican Pesos (approximately $800,000 USD, based on exchange rate on June 7, 2006) in December 2002 alleging that it was not proven that Lakeland’s imports into Mexico were re-exported, and therefore, no tariffs or taxes were due.  In June 2002 Hacienda’s own Legal Department, in an administrative opinion, dismissed this deficiency in total.  In December 2003 the Hacienda Audit Department changed tactics and reinstated the deficiency based on new legal theories.  In response to this second claim, in March 2004 Lakeland de Mexico filed a Nullity Proceeding against Hacienda at the Tribunal Federal de Justica Fiscal Administrativa, Celaya, Guanajuato to nullify Hacienda’s tax liens and deficiencies.  On August 4, 2006 we were officially notified that the above described legal proceedings were decided in Lakeland’s favor by a three judge panel. The Hacienda tax authority then asked for a review from a higher court of the low court’s holding. The higher Mexican court upheld the lower court’s holding on May 4, 2007 and this tax deficiency issue has now finally been closed in Lakeland’s favor.

15.	Indian Glove Purchase

In November 2006, the Company closed on its contract to buy the Industrial Glove assets of RFB Latex, Ltd. (RFB) of New Delhi, India for a purchase price of approximately $3.4 million, subject to reconciliation of operations over the prior year and an audit.  Such assets consist of long-term land leases, buildings and equipment.  This purchase price is in addition to the cumulative outlay of approximately $1.5 million through November 15, 2006 which consists of the cost of the purchase option, inventory, receivables, operating losses to date and working capital.  The company is in the process of, subject to Indian law, liquidating its existing subsidiary and setting up a new subsidiary which will consummate the purchase transaction.

16.	Derivative Instruments and Foreign Currency Exposure

The Company has foreign currency exposure, principally through sales in Canada and the UK and production in Mexico and China.  Management has commenced a hedging program to offset this risk by purchasing forward contracts to sell the Canadian Dollar, Euro and Great Britain Pound.  Such contracts for the Euro and Pound are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the company.  Management has decided not to hedge its long position in the Chinese Yuan.

The Company accounts for its foreign exchange derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  This standard requires recognition of all derivatives as either assets or liabilities at fair value and may result in additional volatility in both current period earnings and other

Index

comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments.

The Company had one derivative instrument outstanding at April 30, 2007 which was treated as a cash flow hedge intended for forecasted purchases of merchandise by the Company’s Canadian subsidiary.  The Company had no derivative instruments outstanding at April 30, 2006.  The change in the fair market value of the effective hedge portion of the foreign currency forward exchange contracts was a decrease of $55,815, for the three month period ended April 30, 2007 and was recorded in other comprehensive income (loss). It will be released into operations over 18 months based on the timing of the sales of the underlying inventory.  The release to operations will be reflected in cost of products sold.  During the period ended April 30, 2007, the Company recorded an immaterial loss in cost of goods sold for the remaining portion of the foreign currency forward exchange contract that did not qualify for hedge accounting treatment.  The derivative instrument was in the form of a foreign currency “participating forward” exchange contract. The “participating forward” feature affords the Company full protection on the downside and the ability to retain 50% of any gains, in exchange for a premium at inception.  Such premium is built into the contract in the form of a different contract rate in the amount of $0.0160.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following summary together with the more detailed business information and consolidated financial statements and related notes that appeared in our Form 10-K and Annual Report and in the documents that were incorporated by reference into our Form 10-K for the year ended January 31, 2007.  This Form 10-Q may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995.  This information involves risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.

Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. Our products are sold by our in-house sales force and independent sales representatives to a network of over 800 safety and mill supply distributors. These distributors in turn supply end user industrial customers such as chemical/petrochemical, automobile, steel, glass, construction, smelting, janitorial, pharmaceutical and high technology electronics manufacturers, as well as hospitals and laboratories. In addition, we supply federal, state and local governmental agencies and departments such as fire and police departments, airport crash rescue units, the Department of Defense,  the Centers for Disease Control, and numerous other agencies of the federal and state governments.

We have operated manufacturing facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. We continue to move production of our reusable woven garments and gloves to these facilities and expect to continue this process through fiscal 2008. As a result, we expect to see continuing profit margin improvements for these product lines over time.

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

Index

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. We derive our sales primarily from our limited use/disposable protective clothing and secondarily from our sales of high-end chemical protective suits, reusable woven garments, fire fighting and heat protective apparel, gloves, arm guards and high visibility clothing.. Sales are recognized when goods are shipped to our distributors at which time title and the risk of loss passes. Sales are reduced for sales returns and allowances. Payment terms are generally net 30 days for United States sales and net 90 days for international sales.

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

Index

Significant Balance Sheet Fluctuation April 30, 2007 as compared to January 31, 2007

Cash increased by $1.7 million as borrowings under the revolving credit facility increased by $0.30 million at April 30, 2007. Accounts receivable increased by $.35 million as sales for the three months ended April 30, 2007 increased by 1.4% from the three months ended January 31, 2007.  Inventory decreased by $.434 million due to an increase in inventory reserves of $.10 million, a decrease in intercompany profit elimination of $.08 million and decrease of $2.4 million in finished goods inventory offset by an increase in raw materials and work in process of $2.10 million. Deferred income taxes increased by a $0.065 million tax benefit for the India and Mexican operations.  Other current assets increased principally due to prepaid income taxes of $1.4 million for the US and Canada. Other assets include $1.2 million rebates related to the purchase of raw material. Accounts payable increased by $1.27 million as raw material purchased increased in the month of April 2007.

At April 30, 2007 the Company had an outstanding loan balance of $4.084 million under its facility with Wachovia Bank, N.A. compared with $3.786 million at January 31, 2007.  Total stockholder’s equity increased principally by the net income for the period of $.532 million.

Three months ended April 30, 2007 as compared to the three months ended April 30, 2006

Net Sales. Net sales decreased $1.6 million, or 6.0% to $25.6 million for the three months ended April 30, 2007 from $27.2 million for the three months ended April 30, 2006.  The net decrease was comprised of decreased sales in disposable garments of $562,000 in the US and $458,000 in Canada primarily due to competitive market conditions, lower government spending in our Chemical Protective garments by $230,000, growth in sales in our Chile and UK subsidiaries of $295,000, and less revenue from India of $179,000 as a result of its shutdown for retooling during this first quarter. We expect to reopen this Indian facility by July 2007 so third quarter glove sales should benefit from such a re-opening.  Sales in our fire gear and gloves declined by $558,000 compared to the same period last year. The decline in fire gear sales was due to all new NFPA standards and delayed Underwriters Laboratory (UL) certifications for this newly developed fire gear, which hurt the entire industry in the first quarter. The decline in glove sales was due to the loss of two customers, one of whom went out of business.

Gross Profit. Gross profit decreased $1.3 million or 20.0% to $5.2 million for the three months ended April 30, 2007 from $6.5 million for the three months ended April 30, 2006.  Gross profit as a percentage of net sales decreased to 20.4% for the three months ended April 30, 2007 from 24.0% for the three months ended April 30, 2006, primarily due to a sales rebate program to meet competitive conditions resulting in a $392,000 reduction in sales, higher Tyvek fabric costs (resulting from Tyvek purchased at no rebate charged to the month of April resulting in approximately $250,000 higher cost. Such cost is expected to continue for the month of May. The supply of this higher cost raw material would then be exhausted), start-up costs related to the new foreign subsidiaries of approximately $173,000, partially offset by ongoing cost reduction programs in component and service-purchasing, shifting production from the US to China and Mexico, and a one time plant restructuring charge in Mexico of $500,000 pretax, or approximately $0.09 per share, rework expenses on a chemical suit contract, and lower volumes in fire gear and gloves.

Index

Operating Expenses. Operating expenses decreased $0.07 million, or 1.6% to $4.3 million for the three months ended April 30, 2007 from $4.4 million for the three months ended April 30, 2006.  As a percentage of sales, operating expenses increased to 16.8% for the three months ended April 30, 2007 from 16.0% for the three months ended April 30, 2006.  The $0.07 million decreases in operating expenses in the three months ended April 30, 2007 as compared to the three months ended April 30, 2006 were comprised of:

☐	$0.15 million in higher professional and consulting fees, largely resulting from audit fees.
☐	$0.06 increase in R & D costs relating to UL certifications of fire gear and other non-related certifications.
☐	$0.05 million in share-based compensation.
☐	$0.02 million in increased directors fees
☐	($0.04) million lower freight out costs resulting from slight relief in prevailing carrier rates and lower volume.
☐	($0.04) million in reduced bank charges resulting from reduced use of credit cards and a re-negotiation of the fee structure.
☐	($0.04) million miscellaneous decreases.
☐	($0.05) million in decreased computer expense resulting from a major upgrade project ongoing in the prior year.
☐	($0.06) million in decreased bad debt exposure.
☐	($0.12) million decreased sales commissions and selling expenses due to decreased volume

Operating profit. Operating profit decreased 57.0% to $.93 million for the three months ended April 30, 2007 from $2.17 million for the three months ended April 30, 2006.  Operating margins were 3.6% for the three months ended April 30, 2007 compared to 7.9% for the three months ended April 30, 2006.

Interest Expenses.  Interest expenses decreased by $0.017 million for the three months ended April 30, 2007 as compared to the three months ended April 30, 2006 because of lower amounts borrowed and steady interest rates under our credit facility.

Income Tax Expense.  Income tax expenses consist of federal, state, and foreign income taxes.  Income tax expenses decreased $0.261 million, or 40%, to $0.388 million for the three months April 30, 2007 from $0.649 million for the three months ended April 30, 2006.  Our effective tax rates were 42.2% and 30.7% for the three months ended April 30, 2007 and 2006, respectively.  Our effective tax rate varied from the federal statutory rate of 34% due primarily to the Mexican restructuring costs largely not eligible for tax benefits, and otherwise lower foreign tax rates, primarily resulting from greater profits resulting from outsourced production partially offset by state taxes and by start up losses in Chile and Japan which are not eligible for tax credits and for India in which a U.S. tax benefit of $50,000 was recorded at April 30, 2007.  These losses became eligible for the tax benefit as a result of the planned liquidation of the existing Indian subsidiary which will result in a bad debt deduction for the US parent company on its taxes for the uncollected portion of its loans and advances receivable from the Indian subsidiary.

 Net Income.  Net income decreased $0.93 million, or 63.6% to $0.53 million for the three months ended April 30, 2007 from $1.46 million for the three months ended April 30, 2006. The decrease in net income primarily resulted from lower sales and meeting competitive conditions in our disposable garment division both in the USA and Canada, the increased operating expenses described above, and the combined operating losses of $190,000 of the new foreign operations and the Mexican plant closing of ($500,000). Earnings per share were $0.10 for the three months ended April 30, 2007 compared to $0.26 for the three months ended April 30, 2006 (after reflecting adjustments resulting from the 10% stock dividend payable to holders of record August 1, 2006).

Index

Liquidity and Capital Resources

Cash Flows. As of April 30, 2007 we had cash and cash equivalents of $3.6 million and working capital of $58.2 million, increases of $1.6 million and $.4 million, respectively, from January 31, 2007. Our primary sources of funds for conducting our business activities have been cash flow provided by operations and borrowings under our credit facilities described below.  We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

Net cash provided by operating activities of $1.7 million for the three months ended April 30, 2007 was due primarily to net income from operations of $.53 million, an increase in accounts payable accrued expenses and other liabilities of $1.5 million, a decrease in inventories of $.34 million and an increase in accounts receivable of $.33 million.  Net cash used in investing activities of $.306 million in the three months ended April 30, 2007, was due to purchases of property and equipment.

Net cash provided by operating activities of $2.7 million for the three months ended April 30, 2006 was due primarily to net income from operations of $1.5 million, a decrease in inventories of $1.0 million, an increase in accounts receivable of $1.6 million, an increase in accounts payable of $2.0 million.  Net cash used in investing activities of $.163 million in the three months ended April 30, 2006, was due to purchases of property and equipment.

We currently have one credit facility - a $25 million revolving credit, of which $4.1 million of borrowings were outstanding as of April 30, 2007.  Our credit facility requires that we comply with specified financial covenants relating to fixed charge ratio, debt to EBIDTA coverage, and inventory and accounts receivable collateral coverage ratios.  These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business.  Default under our credit facility would allow the lender to declare all amounts outstanding to be immediately due and payable.  Our lender has a security interest in substantially all of our assets to secure the debt under our credit facility.  As of April 30, 2007, we were in compliance with all covenants contained in our credit facility.

We believe that our current cash position of $3.6 million, our cash flow from operations along with borrowing availability under our $25 million revolving credit facility will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

Capital Expenditures. Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment, and leasehold improvements, as well as payments related to the construction of our new facilities in China. Our facilities in China are not encumbered by commercial bank mortgages and thus Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. Our capital expenditures are expected to be approximately $1.2 million for capital equipment, primarily computer equipment and apparel manufacturing equipment in fiscal 2008, and approximately $2 million (Canadian) (approximately $1.8 US) for a new Canadian facility (some of which may be incurred in FY09).

Foreign Currency Exposure.  The Company has foreign currency exposure, principally through sales in Canada and the UK and production in Mexico and China.  Management has commenced a hedging program to offset this risk by purchasing forward contracts to sell the Canadian Dollar, Euro and Great Britain Pound.  Such contracts for the Euro and Pound are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the company.  Management has decided not to hedge its long position in the Chinese Yuan.

Index

The Company accounts for its foreign exchange derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  This standard requires recognition of all derivatives as either assets or liabilities at fair value and may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments.

The Company had one derivative instrument outstanding at April 30, 2007 which was treated as a cash flow hedge intended for forecasted purchases of merchandise by the Company’s Canadian subsidiary.  The Company had no derivative instruments outstanding at April 30, 2006.  The change in the fair market value of the effective hedge portion of the foreign currency forward exchange contracts was a loss of  $55,815, for the three month period ended April 30, 2007 and was recorded in other comprehensive (income) loss (see Note 16).  It will be released into operations over 18 months based on the timing of the sales of the underlying inventory.  The release to operations will be reflected in cost of products sold.  During the period ended April 30, 2007, the Company recorded an immaterial loss in cost of goods sold for the remaining portion of the foreign currency forward exchange contract that did not qualify for hedge accounting treatment.  The derivative instrument was in the form of a foreign currency “participating forward” exchange contract. The “participating forward” feature affords the Company full protection on the downside and the ability to retain 50% of any gains, in exchange for a premium at inception.  Such premium is built into the contract in the form of a different contract rate in the amount of $0.0160.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

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

Changes in Internal Control Over Financial Reporting - Lakeland Industries, Inc.’s management, with the participation of Lakeland Industries, Inc.’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the first quarter of fiscal 2008.  Based on that evaluation, management concluded that there has been no change in Lakeland Industries, Inc.’s internal control over financial reporting during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting.

Through the thirty nine months ended April 30, 2007 additional expense has been incurred relating to documenting and testing the systems of internal controls.  The Company hired internal auditors in 2004 and 2005 and has contracted with an independent consultant for services related to overall Sarbanes-Oxley Act compliance and more specifically Section 404, in February 2004.  The total cumulative amount expensed so far is approximately $1,314,000 including $188,000 in additional director fees.

Index

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable

Item 6.	Exhibits and Reports on Form 8-K:

3.	Exhibits: Description

a -
On April 12, 2007, the Company filed a Form 8-K under Item 2.02, relating to the results of operations and financial condition for the purpose of furnishing a press release announcing results of operations for the year ended January 31, 2007.

10.4*	Employment Agreement, dated April 16, 2007, between Lakeland Industries, Inc. and Raymond J. Smith

10.12*	Employment Agreement, dated April 18, 2007, between Lakeland Industries, Inc. and James M. McCormick

10.13*	Employment Agreement, dated April 18, 2007, between Lakeland Industries, Inc. and Paul C. Smith

10.15*	Employment Agreement, dated April 16, 2007, between Lakeland Industries, Inc. and Gregory D. Willis

* filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: June 7, 2007	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President,
Secretary and General Counsel
(Principal Executive Officer and Authorized
Signatory)

Date: June 7, 2007	/s/Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)