Form 10-Q
period 2007-07-31
LAKELAND INDUSTRIES INC
filed 2007-09-06
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
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
YES ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 6, 2007

Common Stock, $0.01 par value per share 5,523,288 shares

LAKELAND INDUSTRIES, INC.
AND SUBSIDIARIES

Table of Contents

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	July 31, 2007 (Unaudited)	January 31, 2007

Current assets:
Cash	$1,640,664	$1,906,557
Accounts receivable, net of allowance for doubtful accounts of $89,500 at July 31, 2007 and $103,000 at January 31, 2007	12,137,916	14,780,266
Inventories, net of reserves of $637,000 at July 31, 2007 and $306,000 at January 31, 2007	43,716,714	40,955,739
Deferred income taxes	1,438,983	1,355,364
Other current assets	4,350,422	3,115,722
Total current assets	63,284,699	62,113,648
Property and equipment, net of accumulated depreciation of $7,157,000 at July 31, 2007 and $6,707,000 at January 31, 2007	11,720,041	11,084,030
Goodwill	871,297	871,297
Other assets	116,846	129,385
	$75,992,883	$74,198,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,655,536	$3,055,339
Accrued expenses and other current liabilities	1,629,465	1,270,623
Total current liabilities	6,285,001	4,325,962
Deferred income taxes	27,227	27,227
Construction loan payable (net of current maturity of $94,000)	312,321	-----
Borrowings under revolving credit facility	2,550,000	3,786,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par; authorized 1,500,000 shares
(none issued)
Common stock, $.01 par; authorized 10,000,000 shares;
issued and outstanding 5,523,288 shares at July 31, 2007 and 5,521,824 at January 31, 2007	55,233	55,218
Additional paid-in capital	49,086,983	48,972,025
Other comprehensive loss	(106,708)	-----
Retained earnings (1)	17,782,826	17,031,928
Stockholders' equity	66,818,334	66,059,171
	$75,992,883	$74,198,360

 (1) A cumulative total of $17,999,739 has been transferred from retained earnings to additional paid-in-capital and par value of common stock due to four separate stock dividends paid in 2002, 2003, 2005 and 2006, with $6,386,916 included in the year ended January 31, 2007.

The accompanying notes are an integral part of these financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED July 31,		SIX MONTHS ENDED July 31,
	2007	2006	2007	2006
Net sales	$21,731,685	$24,086,862	$47,328,423	$51,308,887
Cost of goods sold	16,538,171	17,621,040	36,844,951	38,310,335
Gross profit	5,193,514	6,465,822	10,483,472	12,998,552
Operating expenses	4,278,432	4,384,931	8,573,579	8,750,845
Operating profit	915,082	2,080,891	1,909,893	4,247,707
Interest and other income, net	82,078	18,184	125,138	32,985
Interest expense	(57,518)	(116,080)	(111,126)	(186,773)
Income before income taxes	939,642	1,982,995	1,923,905	4,093,919
Provision for income taxes	172,592	628,476	561,007	1,277,625
Net income	$767,050	$1,354,519	$1,362,898	$2,816,294
Net income per common share*:
Basic	$.14	$.25	$.25	$.51
Diluted	$.14	$.25	$.25	$.51
Weighted average common shares outstanding*:
Basic	5,522,604	5,520,981	5,522,214	5,519,938
Diluted	5,543,407	5,524,110	5,540,906	5,524,093
*Adjusted for the 10% stock dividend to shareholders of record on April 30, 2005 and August 1, 2006.

The accompanying notes are an integral part of these financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
Six months ended July 31, 2007

	Common Stock		Additional Paid-in	Retained	Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance February 1, 2007	5,521,824	$55,218	$48,972,025	$17,031,928	$ -----	$66,059,171
Net Income	-----	-----	-----	1,362,898	-----	1,362,898
Exercise of Stock Option	1,464	15	6,675	-----	-----	6,690
Effect of Adoption of FIN 48 (Note 10)	-----	-----	-----	(350,000)	-----	(350,000)
Effect of Adoption of SAB No. 108 (Note 17)	-----	-----	-----	(262,000)	-----	(262,000)
Other Comprehensive Loss	-----	-----	-----	-----	(106,708)	(106,708)
Stock Based Compensation	-----	-----	108,283	-----	-----	108,283

Balance July 31, 2007	5,523,288	$55,233	$49,086,983	$17,782,826	$(106,708)	$66,818,334

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

LAKELAND INDUSTRIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	July 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$1,362,898	$2,816,294
Adjustments to reconcile net income to net cash provided
by operating activities:
Stock based compensation	108,283	42,451
Reserve for doubtful accounts	(13,500)	69,474
Reserve for inventory obsolescence	330,490	25,347
Depreciation and amortization	513,933	501,466
Deferred income tax	(83,619)	-----
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,655,850	1,624,716
(Increase) in inventories	(3,091,465)	(1,715,877)
(Increase) decrease in other assets	(1,222,161)	(670,651)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,552,652	(1,339,065)
Net cash provided by operating activities	2,113,361	1,354,155

Cash Flows from Investing Activities:

Purchases of property and equipment	(1,149,944)	(375,582)

Net cash used in investing activities	(1,149,944)	(375,582)

Cash Flows from Financing Activities:
Proceeds from Exercise of Stock Option	6,690	11,876
Net repayments under loan agreements	(1,236,000)	(218,000)
Net cash (used in) financing activities	(1,229,310)	(206,124)

Net (decrease) increase in cash	(265,893)	772,449
Cash and cash equivalents at beginning of period	1,906,557	1,532,453
Cash and cash equivalents at end of period	$1,640,664	$2,304,902

The accompanying notes are an integral part of these financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business

Lakeland Industries, Inc. and Subsidiaries (collectively referred to as “we”, “us”, “our” or “the Company"), a Delaware corporation, organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is the United States. In FY2007, the Company expanded its operations by opening sales offices and/or warehousing facilities in Chile, Japan, China and continued expanding its operations in Canada and the United Kingdom. The Company also purchased the Industrial Glove Assets of RFB Latex in New Delhi, India in November 2006. No customer accounted for more than 10% of net sales during the three and six month periods ended July 31, 2007and 2006, respectively.

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

The results of operations for the three and six month periods ended July 31, 2007 are not necessarily indicative of the results to be expected for the full year.

3.     Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated.

4.	Inventories:

Inventories consist of the following:

	July 31,	January 31,
	2007	2007
Raw materials	$21,060,205	$19,051,284
Work-in-process	3,171,923	2,760,196
Finished Goods	19,484,586	19,144,259
	$43,716,714	$40,955,739

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in-first-out basis) or market.

5.	Earnings Per Share:

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

The following table sets forth the computation of basic and diluted earnings per share at July 31, 2007 and 2006, adjusted, retroactively, for the 10% Stock dividends to Shareholders on April 30, 2005 and August 1, 2006.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Numerator
Net Income	$767,050	$1,354,519	$1,362,898	$2,816,294
Denominator
Denominator for basic earnings per share	5,522,604	5,520,981	5,522,214	5,519,938
(Weighted-average shares)
Effect of dilutive securities	20,803	3,129	18,692	4,155
Denominator for diluted earnings per share	5,543,407	5,524,110	5,540,906	5,524,093
(adjusted weighted average shares)
Basic earnings per share	$.14	$.25	$.25	$.51
Diluted earnings per share	$.14	$.25	$.25	$.51

6.	Revolving Credit Facility

At July 31, 2007, the balance outstanding under our $25 million five year revolving credit facility amounted to $2.55 million. The credit facility is collateralized by substantially all of the assets of the Company. The credit facility contains financial covenants, including, but not limited to, fixed charge ratio, funded debt to EBIDTA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at July 31, 2007and for the period then ended. The weighted average interest rate for the three and six month periods ended July 31, 2007 was 6.0% and 5.99%, respectively.

7.	Major Supplier

We purchased 67.8% of our raw materials from one supplier during the six month period ended July 31, 2007. We expect this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; however, our competitive position in the marketplace would be adversely affected.

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

The following table represents our stock options granted, exercised, and forfeited during the first quarter of fiscal 2008.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2007	19,031	$12.79	3.5 years	$35,778
Exercised Stock Option	1,464	$4.57	-----	-----
Outstanding at July 31, 2007	17,567	$12.79	3.25 years	$5,329
Exercisable at July 31, 2007	17,567	$12.79	3.25 years	$5,329

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

The Company has granted up to a maximum of 141,559 restricted stock awards as of July 31, 2007. All of these restricted stock awards are non-vested at July 31, 2007 (97,449 shares at “baseline” and 54,329 shares at “minimum”) and have a weighted average grant date fair value of $13.09. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of July 31, 2007, unrecognized stock-based compensation expense related to restricted stock awards totaled $1,197,583, before income taxes, based on the maximum performance award level.  Such unrecognized stock-based compensation expense related to restricted stock awards totaled $833,083 and $476,759 at the baseline and minimum performance levels, respectively. The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years.  The board has estimated the Company’s current performance level to be at the minimum level and expenses have been recorded accordingly.  The performance based awards are not considered stock equivalents for EPS purposes

Stock-Based Compensation

The Company recognized total stock-based compensation costs of $108,283, of which $108,283 results from the 2006 Equity Incentive Plan, and $0 results from the Non-Employee Directors Option Plan for the six months ended July 31, 2007and $0 for the six months ended July 31, 2006, respectively.  These amounts are reflected in selling, general and administrative expenses.  The total income tax benefit recognized for stock-based compensation arrangements was $39,000 and $0 for the six months ended July 31, 2007 and 2006, respectively.

9.	Manufacturing Segment Data

Domestic and international sales are as follows in millions of dollars:

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2007		2006		2007		2006
Domestic	$17.9	82.5%	$21.5	89.2%	$39.9	84.4%	$45.7	89.1%
International	3.8	17.5%	2.6	10.8%	7.4	15.6%	5.6	10.9%
Total	$21.7	100%	$24.1	100%	$47.3	100%	$51.3	100%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Decatur, Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products), Jerez, Mexico (primarily disposable, glove and chemical suit production) St. Joseph, Missouri and Shillington, Pennsylvania (primarily woven products production). We also maintain three manufacturing facilities in China (primarily disposable and chemical suit production) and a glove manufacturing facility in New Delhi, India. Our China facilities and our Decatur, Alabama facility produce the majority of the Company’s products. The accounting policies of these operating entities are the same as those described in Note 1 to our  Annual Report on Form 10-K for the year ended January 31, 2007. We evaluate the performance of these entities based on operating profit which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in Canada, Europe, Chile and China which sell and distribute products shipped from the United States, Mexico or China.

 The table below represents information about reported manufacturing segments for the three month periods noted therein:

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2007	2006	2007	2006
Net Sales:
North America and other foreign	$22.24	$25.36	$48.24	$53.48
China	3.46	3.0	6.46	5.6
India	.10	(.06)	.90	.32
Less inter-segment sales	(4.1)	(4.2)	(8.3)	(8.1)
Consolidated sales	$21.7	$24.1	$47.3	$51.3
Operating Profit:
North America and other foreign	$.44	$2.1	$1.25	$3.62
China	.60	.54	.98	.94
India	(.12)	(.47)	(.24)	(.23)
Less inter-segment profit (loss)	-----	(.07)	(.08)	(.03)
Consolidated profit	$.92	$2.1	$1.91	$4.3
Identifiable Assets (at Balance Sheet date or change during quarter):
North America and other foreign	$.1	$.20	$63.3	$65.6
China	(.6)	.20	8.4	6.9
India	-----	-----	4.3	1.3
Consolidated assets	$(.5)	$.40	$76.0	$73.8
Depreciation and Amortization Expense:
North America and other foreign	$.15	$.14	$.31	$.3
China	.11	.09	.20	.2
India	-----	-----	-----	-----
Consolidated depreciation expense	$.26	$.23	$.51	$.50

10.	Adoption of FIN 48

UNCERTAIN TAX POSITIONS. Effective February 1, 2007, the first day of fiscal 2008, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recorded the cumulative effect of applying FIN 48 as a $350,000 increase to the opening balance of retained earnings as of February 1, 2007, the date of adoption.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company had approximately $60,000 of accrued interest as of February 1, 2007, which was included in the above $350,000 charge pursuant to FIN 48.

The Company is subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions and a limited number of foreign jurisdictions.   The Company’s Federal Income Tax returns for the fiscal years ended January 31, 2003, 2004 and 2005 have been audited by the Internal Revenue Service. Such audits are complete with one issue in dispute relating to deductions taken by the Company for charitable contributions of its stock in trade, and one other issue in dispute which would result in a timing difference. Such issues are in the Appellate Division of the Internal Revenue Service. An initial meeting was held in May 2007. Since the final result of these issues cannot be estimated by management at this time, in the first quarter of FY08, management has recorded a charge of $350,000 representing the government’s position plus interest.

11.	Real Estate Purchases

In June 2006, the Company entered into an agreement to construct a distribution facility in Brantford, Ontario at a cost of approximately $2,200,000 (Canadian) ($2,061,840 US at the exchange rate at July 31, 2007). In order to finance the acquisition, the Company has arranged a term loan in the amount of $2,000,000 (Canadian) bearing interest at the Business Development Bank of Canada’s floating base rate minus 1.25% (currently equal to 6.75%) and is repayable in 240 monthly principal installments of $8,350 (Canadian) plus interest. The Company has drawn down $406,321 USD against this loan to fund construction in progress at July 31, 2007.

12.	Related Party Transactions

In connection with the asset purchase agreement, dated August 1, 2005, between the Company and Mifflin Valley, Inc., the Company entered into a five year lease agreement with the seller (now an employee of the Company) to rent the manufacturing facility owned by the seller an annual rental of  $57,504, or a per square foot rental of $3.10.  This amount was obtained prior to the acquisition from an independent appraisal of the fair market rental value per square feet.  In addition the Company has, starting January 1, 2006 rented 12,000 sq ft of warehouse space in PA from this employee, on a month by month basis, for the annual amount of $3.00 per square foot.

On March 1, 1999, we entered into a one year (renewable for four additional one year terms) lease agreement with Harvey Pride, Jr., our Vice President of Manufacturing, for a 2,400 sq. ft. customer service office located next to our existing Decatur, Alabama facility. We paid an annual rent of $18,000 for this facility under the lease agreement in fiscal 2004 and 2005. This lease was renewed on March 1, 2004 through March 31, 2009 at the same rental rate.

13.	Formation of New Subsidiariesand Restructuring

On February 23, 2007, Lakeland Gloves and Safety Apparel Private Limited was formed to hold the assets of the Company’s recently purchased Indian business. On March 27, 2007, Industrias Lakeland de S.A. de C.V. was formed to operate the new facilities in Jerez, Mexico.

The Company is closing its Celaya, Mexico manufacturing facility and opening a new and larger facility in Jerez, Mexico. Lakeland is making this change in facilities primarily to reduce the unit cost of its production. Jerez presents better labor, rental and transportation values than does our current Celaya plant and the Company believes it can realize savings of close to $500,000 annually once the production move is fully implemented in October 2007. The new Jerez facility will also double our capacity in Mexico and will be used for specialty woven items that are not made in China due to high tariffs and or quotas imposed by most customs departments in North and South America on such goods, but not dutiable if made in Mexico under the NAFTA and other Latin American Trade Treaties. The Company has taken a $506,000 pretax write-off in its first quarter ended April 30, 2007, primarily attributable to $275,000 in legally mandated severance costs to its Celaya employees, $134,000 in other termination costs and $97,000 in moving and start-up costs.

14.	Mexican Tax Situation

In August 2001, Guanajuato Mexico, Secretaria de Hacienda Credito Publico (“Hacienda”) began an audit of our wholly-owned subsidiary Lakeland de Mexico de SA de CV.  The audit resulted in a claim by Hacienda for 9,195,254 Mexican Pesos (approximately $800,000 USD), in December 2002.  In June 2003 Hacienda’s own Legal Department, in an administrative opinion, dismissed this deficiency in total.  In December 2003 the Hacienda Audit Department changed tactics and reinstated the deficiency based on new legal theories.  In response to this second claim, in March 2004 Lakeland de Mexico filed a Nullity Proceeding against Hacienda at the Tribunal Federal de Justica Fiscal Administrativa, Celaya, Guanajuato to nullify Hacienda’s tax liens and deficiencies.  On August 4, 2006 we were officially notified that the above described legal proceedings were decided in Lakeland’s favor by a three judge panel. The Hacienda tax authority then asked for a review from a higher court of the lower court’s holding. The higher Mexican court upheld the lower court’s holding on May 4, 2007 and this tax deficiency issue has been closed in Lakeland’s favor.

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

The Company had one derivative instrument outstanding at July 31, 2007which was treated as a cash flow hedge intended for forecasted purchases of merchandise by the Company’s Canadian subsidiary.  The Company had no derivative instruments outstanding at July 31, 2006.  The change in the fair market value of the effective hedge portion of the foreign currency forward exchange contracts was an unrealized loss of $106,708, for the six month period ended July 31, 2007and was recorded in other  comprehensive income (loss). It will be released into operations over 18 months based on the timing of the sales of the underlying inventory.  The release to operations will be reflected in cost of products sold.  During the period ended July 31, 2007, the Company recorded an immaterial loss in cost of goods sold for the remaining portion of the foreign currency forward exchange contract that did not qualify for hedge accounting treatment.  The derivative instrument was in the form of a foreign currency “participating forward” exchange contract. The “participating forward” feature affords the Company full protection on the downside and the ability to retain 50% of any gains, in exchange for a premium at inception.  Such premium is built into the contract in the form of a different contract rate in the amount of $0.0160.

17.	Adoption of SAB No. 108

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. The Company adopted SAB 108 at the end of fiscal 2007. In accordance with SAB 108, the Company has adjusted beginning retained earnings for fiscal 2008 in the accompanying consolidated financial statements for the items described under “Elimination of Intercompany Profit in Inventory” below. The Company considers these adjustments to be immaterial to prior periods.

Elimination of Intercompany Profit in Inventory

As part of the Company’s routine testing for Sarbanes-Oxley compliance, it was determined that a report used for the calculation of the elimination of intercompany profit in inventory has not included finished goods inbound in transit, thereby serving to understate the amount of intercompany profit to be eliminated.

The Company analyzed the effect of this adjustment on prior years to fiscal 2005 and has quantified an adjustment of $262,000, net of taxes, over the effected period through fiscal 2007.  In accordance with the provisions of SAB 108, the Company decreased beginning retained earnings for fiscal year 2008 by $262,000 within the accompanying Condensed Consolidated Financial Statements.

The Company does not believe that the net effect of this adjustment was material, either quantitatively or qualitatively, in any of the years covered by the review. In reaching that determination, the following quantitative measures were considered:

(in thousands)			Net Adjustment, After
	Net deecrease to	Net Income	Tax as a % of Net
Fiscal Year	Net Income	As Reported	Income As Reported
2007	$154	$5,104	3.02%
2006	20	6,329	0.32%
2005	88	5,016	1.75%
Total	$262	16,449	1.59%

Impact of Adjustments

The impact of each of the items noted above, net of tax, on fiscal 2008 beginning balances are presented below:

(in thousands)	Total
Inventory	$(262)
Retained Earnings	(262)
Total	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. Our products are sold by our in-house sales force and independent sales representatives to a network of over 1000 safety and mill supply distributors. These distributors in turn supply end user industrial customers such as chemical/petrochemical, automobile, steel, glass, construction, smelting, janitorial, pharmaceutical and high technology electronics manufacturers, as well as hospitals and laboratories. In addition, we supply federal, state and local governmental agencies and departments such as fire and police departments, airport crash rescue units, the Department of Defense, the Centers for Disease Control, and numerous other agencies of the federal and state governments..

We have operated manufacturing facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. In late 2006 we acquired an Indian glove manufacturing operation to complement our existing string knit glove lines. Our facilities and capabilities in China, India and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. We continue to move production of our reusable woven garments and gloves to these facilities and expect to continue this process through fiscal 2008. As a result, we expect to see continuing profit margin improvements for these product lines over time.

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

Significant Balance Sheet Fluctuation July 31, 2007 as compared to January 31, 2007

Cash decreased by $.266 million as a result of normal fluctuations in its uncollected funds deposited in its accounts. Accounts receivable decreased by $2.64 million as sales for the three months ended July 31, 2007 decreased by 15.1% from the three months ended April 30, 2007. This results in part from a normal seasonal reduction of sales for the second fiscal quarter and in part a result of the weak market as described more fully below. Inventory  increased by $2.76 million due to an increase in raw materials and work in process of $2.4 million. An increase in finished goods of $.34 million was offset by an increase in inventory reserves of $.33 million and intercompany profit elimination of $.178 million. Overall inventories increased by $2.8 million from their January 2007 levels resulting from lower sales of Tyvek products in Q2 FY08 compared with purchasing commitments to vendors and approximately a $1 million increase in wovens to support a new customer. The Company has started to realize the benefits of its recent discounted purchases. Raw material purchasing continued at higher levels than normal in order to take advantage of discounts offered by suppliers.  Such discounts should positively impact our third and fourth quarter earnings as these discounted raw materials roll through our international pipelines. Deferred income taxes increased by a $.084 million tax benefit for the India and Mexican operations.  Other current assets increased principally due to prepaid income taxes of $1.04 million for the US and Canada. Other assets include $1.94 million rebates related to the purchase of raw material. Accounts payable increased by $1.60 million as raw material purchased increased in the month of July 2007.

At July 31, 2007 the Company had an outstanding loan balance of $2.55 million under its facility with Wachovia Bank, N.A. compared with $3.786 million at January 31, 2007.  Total stockholder’s equity increased principally by the net income for the period of $1.363 million.

	For the Three Months Ended July 31		For the Six Months Ended July 31
	2007	2006	2007	2006
Sales	100.00%	100.00%	100.00%	100.00%
Gross Profit	23.90%	26.80%	22.20%	25.30%
Selling, general and administrative	19.70%	18.20%	18.10%	17.10%
Income from operations	4.20%	8.60%	4.00%	8.30%
Income before provision for income taxes	4.30%	8.20%	4.10%	8.00%
Net income	3.50%	5.60%	2.90%	5.50%

Six months ended July 31, 2007 as compared to the six months ended July 31, 2006

Net Sales. Net sales decreased $3.98 million, or 7.8% to $47.3 million for the six months ended July 31, 2007 from $51.3 million for the six months ended July 31, 2006.  The net decrease was comprised of decreased sales in Tyvek disposable garments of $3.0 million in the US and $.97 million in Canada primarily due to competitive market conditions, competitors rebate programs and lower government spending in our Chemical Protective garments by $346,000, and less revenue from India of $228,000 as a result of its shutdown for retooling during this fiscal year to date, counter balanced by growth in sales in our Chile, Japan and UK subsidiaries of $788,000. We expect to reopen this Indian facility by September 2007 so third quarter glove sales should begin to benefit from such a re-opening with full effect in the fourth quarter.  Sales in our fire gear and gloves declined by $426,000 compared to the same period last year. The decline in fire gear sales was due to all new NFPA standards and delayed Underwriter’s Laboratory (UL) certifications regarding the construction of fire gear, which hurt the entire industry in the first two quarters. The decline in glove sales was due to the loss of two customers, one of whom went out of business.

Gross Profit. Gross profit decreased $2.5 million or 19.3% to $10.5 million for the six months ended July 31, 2007 from $13.0 million for the six months ended July 31, 2006.  Gross profit as a percentage of net sales decreased to 22.2% for the six months ended July 31, 2007 from 25.3% for the six months ended July 31, 2006, primarily due to a sales rebate program to meet competitive conditions resulting in a $598,000 reduction in sales and higher Tyvek fabric costs. Such higher Tyvek costs resulted from Tyvek purchased earlier at no rebate charged to costs of goods sold for the months of April, May and into early June resulting in approximately $510,000 higher cost. The supply of this higher cost raw material has now been exhausted. Start-up costs related to the new foreign subsidiaries of approximately $343,000, partially offset by ongoing cost reduction programs in component and service-purchasing, shifting production from the US to China and Mexico, and a continuation of the plant restructuring in Mexico, rework expenses on a chemical suit contract, and lower volumes in fire gear and gloves.

Operating Expenses. Operating expenses decreased $.177 million, or 2.0% to $8.6 million for the six months ended July 31, 2007 from $8.75 million for the six months ended July 31, 2006.  As a percentage of sales, operating expenses increased to 18.1% for the six months ended July 31, 2007 from 17.1% for the six months ended July 31, 2006.  This increase as a percent of sales is largely due to reduced volume. The $.177 million decreases in operating expenses in the six months ended July 31, 2007 as compared to the six months ended July 31, 2006 were comprised of:

☐	$0.22 million in higher professional and consulting fees, largely resulting from audit fees and engineering fees related to India.
☐	$0.17 increase in R & D costs relating to UL certifications of fire gear and other non-related certifications.
☐	$0.06 million in share-based compensation.
☐	($0.13) million lower freight out costs resulting from slight relief in prevailing carrier rates and lower volume.
☐	($0.14) million miscellaneous decreases.
☐	($0.06) million in decreased bad debt exposure.
☐	($0.06) million in reduced bank charges resulting from reduced use of credit cards and a re-negotiation of the fee structure.
☐	($0.23) million decreased sales commissions and selling expenses due to decreased volume

Operating profit. Operating profit decreased 55.0% to $1.91 million for the six months ended July 31, 2007 from $4.25 million for the six months ended July 31, 2006.  Operating margins were 4.0% for the six months ended July 31, 2007 compared to 8.3% for the six months ended July 31, 2006.

Interest Expenses.  Interest expenses decreased by $.075 million for the six months ended July 31, 2007 as compared to the six months ended July 31, 2006 because of lower amounts borrowed and steady interest rates under our credit facility.

Income Tax Expense.  Income tax expenses consist of federal, state, and foreign income taxes.  Income tax expenses decreased $.717 million, or 56%, to $.561 million for the six months July 31, 2007 from $1.28 million for the six months ended July 31, 2006.  Our effective tax rates were 29.2% and 31.2% for the six months ended July 31, 2007 and 2006, respectively.  Our effective tax rate varied from the federal statutory rate of 34% due primarily to the Mexican restructuring costs charged to the first quarter largely not eligible for tax benefits offset by reduced domestic profits in the second quarter, and otherwise lower foreign tax rates, primarily resulting from greater profits resulting from outsourced production, reduced domestic profits in the second quarter, partially offset by state taxes and by start up losses in Chile and Japan which are not eligible for tax credits and for India in which a U.S. tax benefit of $84,000 was recorded at July 31, 2007.  These losses became eligible for the tax benefit as a result of the planned liquidation of the existing Indian subsidiary which will result in a bad debt deduction for the US parent company on its taxes for the uncollected portion of its loans and advances receivable from the Indian subsidiary.

 Net Income.  Net income decreased $1.45 million, or 51.6% to $1.36 million for the six months ended July 31, 2007 from $2.82 million for the six months ended July 31, 2006. The decrease in net income primarily resulted from lower sales and meeting competitive conditions in our disposable garment division both in the USA and Canada, offset by the decreased operating expenses described above, and the combined operating losses of $306,000 of the new foreign operations and the Mexican plant closing of ($500,000). Earnings per share were $0.25 for the six months ended July 31, 2007 compared to $.51 for the six months ended July 31, 2006 (after reflecting adjustments resulting from the 10% stock dividend payable to holders of record August 1, 2006).

Three months ended July 31, 2007 as compared to the three months ended July 31, 2006

Net Sales. Net sales decreased $2.36 million, or 9.8% to $21.7 million for the three months ended July 31, 2007 from $24.09 million for the three months ended July 31, 2006.  The net decrease was comprised of decreased sales in disposable garments of $2.47 million in the US and $491,000 in

Canada primarily due to competitive market conditions, lower government spending in our Chemical Protective garments by $116,000 and less revenue from India of $49,000 as a result of its shutdown for retooling during this quarter, partially offset by growth in sales in our Chile and UK subsidiaries of $490,000. We expect to reopen this Indian facility by September 2007 so third quarter glove sales should begin to benefit from such a re-opening with the full effect in the fourth quarter.  Sales in our fire gear and gloves declined by $44,000 compared to the same period last year. The decline in fire gear sales was due to all new NFPA standards and delayed Underwriter’s Laboratory (UL) certifications regarding the construction of fire gear, which hurt the entire industry in the first quarter. The decline in glove sales of $71,000 was due to the loss of two customers, one of whom went out of business.

Gross Profit. Gross profit decreased $1.3 million or 19.7% to $5.2 million for the three months ended July 31, 2007 from $6.5 million for the three months ended July 31, 2006.  Gross profit as a percentage of net sales decreased to 23.9% for the three months ended July 31, 2007 from 26.8% for the three months ended July 31, 2006, primarily due to two factors: the implementation of a sales rebate program to meet competitive conditions resulting in a $206,000 reduction in sales and higher Tyvek fabric costs. Such higher Tyvek costs result from Tyvek purchased earlier at no rebate charged to cost of goods sold for the months of April, May and into early June resulting in approximately $260,000 higher cost. The supply of this higher cost raw material has now been exhausted. Other contributing factors were start-up costs related to the new foreign subsidiaries of approximately $100,000, partially offset by ongoing cost reduction programs in component and service-purchasing, shifting production from the US to China and Mexico, continuation of the plant restructuring in Mexico, and lower volumes in fire gear and gloves.

Operating Expenses. Operating expenses decreased $.106 million, or 1.6% to $4.3 million for the three months ended July 31, 2007 from $4.4 million for the three months ended July 31, 2006. As a percentage of sales, operating expenses increased to 19.7% for the three months ended July 31, 2007 from 18.2% for the three months ended July 31, 2006. This increase as a percent of sales is largely due to reduced volume. The $.106 million decreases in operating expenses in the three months ended July 31, 2007 as compared to the three months ended July 31, 2006 were comprised of:

☐	$0.11 increase in R & D costs relating to UL certifications of fire gear and other non-related certifications.
☐	$0.08 million in higher professional and consulting fees, largely resulting from audit fees and engineering fees related to India.
☐	$0.07 million miscellaneous net increases.
☐	($0.09) million lower freight out costs resulting from slight relief in prevailing carrier rates and lower volume.
☐	($0.18) million decreased sales commissions and selling expenses due to decreased volume
☐	($.10) reduced currency fluctuation, largely resulting from our hedging activities.

Operating profit. Operating profit decreased 56.0% to $.915 million for the three months ended July31, 2007 from $2.08 million for the three months ended July 31, 2006. Operating margins were 4.2% for the three months ended July 31, 2007 compared to 8.6% for the three months ended July 31, 2006.

Interest Expenses.  Interest expenses decreased by $.059 million for the three months ended July 31, 2007 as compared to the three months ended July 31, 2006 because of lower amounts borrowed and steady interest rates under our credit facility.

Income Tax Expense.  Income tax expenses consist of federal, state, and foreign income taxes.  Income tax expenses decreased $.456 million, or 72.5%, to $.173 million for the three months July 31, 2007 from $.628 million for the three months ended July 31, 2006. Our effective tax rates were 18.4% and 31.7% for the three months ended July 31, 2007 and 2006, respectively. Our effective tax rate varied from the federal statutory rate of 34% due primarily to reduced domestic profits in the second quarter, and otherwise lower foreign tax rates, primarily resulting from greater profits resulting from outsourced production partially offset by state taxes and by start up losses in Chile and Japan which are not eligible for tax credits and for India in which a U.S. tax benefit of $34,000 was recorded at July 31, 2007.  These losses became eligible for the tax benefit as a result of the planned liquidation of the existing Indian subsidiary which will result in a bad debt deduction for the US parent company on its taxes for the uncollected portion of its loans and advances receivable from the Indian subsidiary.

Net Income.  Net income decreased $.587 million, or 43.4% to $.767 million for the three months ended July 31, 2007 from $1.355 million for the three months ended July 31, 2006. The decrease in net income primarily resulted from lower sales and meeting competitive pricing conditions in our disposable garment division both in the USA and Canada, the increased operating expenses described above, and the combined operating losses of $116,000 of the new foreign operations and the ongoing  Mexican plant restructuring. Earnings per share were $0.14 for the three months ended July 31, 2007 compared to $0.25 for the three months ended July 31, 2006 (after reflecting adjustments resulting from the 10% stock dividend payable to holders of record August 1, 2006).

Liquidity and Capital Resources

Cash Flows. As of July 31, 2007 we had cash and cash equivalents of $1.6 million and working capital of $57.0 million, decreases of $.3 million and $.8 million, respectively, from January 31, 2007. Our primary sources of funds for conducting our business activities have been cash flow provided by operations and borrowings under our credit facilities described below.  We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

Net cash provided by operating activities of $2.1 million for the six months ended July 31, 2007 was due primarily to net income from operations of $1.4million, an increase in accounts payable accrued expenses and other liabilities of $1.6 million, an increase in inventories of $3.1million and a decrease in accounts receivable of $2.7 million.  Net cash used in investing activities of $1.2 million in the six months ended July 31, 2007, was due to purchases of property and equipment.

Net cash provided by operating activities of $1.4 million for the six months ended July 31, 2006 was due primarily to net income from operations of $2.8 million, a decrease in accounts payable of $1.3 million, a decrease in inventories of $1.7 million, an increase in accounts receivable of $1.6 million.  Net cash used in investing activities of $.38 million in the six months ended July 31, 2006, was due to purchases of property and equipment.

We currently have one credit facility - a $25 million revolving credit, of which $2.55million of borrowings were outstanding as of July 31, 2007.  Our credit facility requires that we comply with specified financial covenants relating to fixed charge ratio, debt to EBIDTA coverage, and inventory and accounts receivable collateral coverage ratios.  These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business.  Default under our credit facility would allow the lender to declare all amounts outstanding to be immediately due and payable.  Our lender has a security interest in substantially all of our assets to secure the debt under our credit facility.  As of July 31, 2007, we were in compliance with all covenants contained in our credit facility.

We believe that our current cash position of $1.6 million, our cash flow from operations along with borrowing availability under our $25 million revolving credit facility will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

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

The Company had one derivative instrument outstanding at July 31, 2007 which was treated as a cash flow hedge intended for forecasted purchases of merchandise by the Company’s Canadian subsidiary.  The Company had no derivative instruments outstanding at July 31, 2006.  The change in the fair market value of the effective hedge portion of the foreign currency forward exchange contracts was a loss of  $106,708, for the six month period ended July 31, 2007 and was recorded in other comprehensive (income) loss (see Note 16).  It will be released into operations over 18 months based on the timing of the sales of the underlying inventory.  The release to operations will be reflected in cost of products sold.  During the period ended July 31, 2007, the Company recorded an immaterial loss in cost of goods sold for the remaining portion of the foreign currency forward exchange contract that did not qualify for hedge accounting treatment.  The derivative instrument was in the form of a foreign currency “participating forward” exchange contract. The “participating forward” feature affords the Company full protection on the downside and the ability to retain 50% of any gains, in exchange for a premium at inception.  Such premium is built into the contract in the form of a different contract rate in the amount of $0.0160.

STAFF ACCOUNTING BULLETIN NO. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS

As discussed under Recent Accounting Pronouncements in Note 17, in September 2006, the SEC issued SAB 108. The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. The Company adopted SAB 108 at the end of fiscal 2007. In accordance with SAB 108, the Company has adjusted beginning retained earnings for fiscal 2008 in the accompanying consolidated financial statements for the items described below. The Company considers these adjustments to be immaterial to prior periods.
Elimination of Intercompany Profit in Inventory

As part of the Company’s routine testing for Sarbanes-Oxley compliance, it was determined that a report used for the calculation of the elimination of intercompany profit in inventory has not included finished goods inbound in transit.  The quantities of cases on hand to calculate this adjustment has been consistently based on the same report for many years, thus understating the amount of intercompany profit to be eliminated.

The Company analyzed the effect of this adjustment on prior years to fiscal 2005 and has derived an adjustment of $262,000, net of taxes, over the effected period through fiscal 2007.  In accordance with the provisions of SAB 108, the Company decreased beginning retained earnings for fiscal year 2008 by $262,000 within the accompanying Consolidated Financial Statements.

The Company does not believe that the net effect of this adjustment was material, either quantitatively or qualitatively, in any of the years covered by the review. In reaching that determination, the following quantitative measures were considered:

(in thousands)			Net Adjustment, After
	Net decrease to	Net Income	Tax as a % of Net
Fiscal Year	Net Income	As Reported	Income As Reported
2007	$154	$5,104	3.02%
2006	20	6,329	0.32%
2005	88	5,016	1.75%
Total	$262	16,449	1.59%

Impact of Adjustments

The impact of each of the items noted above, net of tax, on fiscal 2008 beginning balances are presented below:

(in thousands)	Total
Inventory	$(262)
Retained Earnings	(262)
Total	$—

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Through the forty two months ended July 31, 2007 additional expense has been incurred relating to documenting and testing the systems of internal controls.  The Company hired internal auditors in 2004 and 2005 and has contracted with an independent consultant for services related to overall Sarbanes-Oxley Act compliance and more specifically Section 404, in February 2004.  The total cumulative amount expensed so far is approximately $1,484,000 including $217,000 in additional director fees.

PART II. OTHER INFORMATION

Items 1, 2, 3 and 5 are not applicable

Item 4.	Submission of Matters to a vote of Security Holders

a.
The annual meeting of shareholders of the Company (the “Annual Meeting”) was held on  June 20, 2007 in Ronkonkoma, New York. The Company had 5,521,824 shares of common stock outstanding as of April 27, 2007, the record date for the Annual Meeting.

b.	The following persons were elected Directors pursuant to the votes indicated

Name	Votes For	Votes Against
Raymond J. Smith	4,597,311	520,726

c.	The other matter to be voted upon was the ratification of the appointment of Holtz Rubenstein Reminick LLP as the Registrant’s Independent Public Accountant as follows:

For	Against	Abstain
5,028,836	88,741	460

Item 6.	Exhibits* and Reports on Form 8-K:

Exhibits:

a.	31.1 Certification Pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act, Signed by Chief Executive Officer (filed herewith)

b.	31.2 Certification Pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act, Signed by Chief Financial Officer (filed herewith)

c.	32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Signed by Chief Executive Officer (filed herewith)

d.	32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Signed by Chief Financial Officer (filed herewith)

Reports on Form 8-K:

a -
On May 2, 2007, the Company filed a Form 8-K under Item 2.05 announcing the closure of its Celaya, Mexico plant and the opening of its new Jerez, Mexico plant; and under Item 1.0 announcing the award of a significant chemical suit contract.

b -
On June 7, 2007, the Company filed a Form 8-K under Item 2.02, relating to the results of operations and financial condition for the purpose of furnishing a press release announcing results of operations for the three months ended April 30, 2007.

*
Incorporated by reference herein are two Registration Statements on Form S-8 filed by the Company on January 9, 1987 registering the common stock underlying the options in the Employee Incentive Stock Option Plan and the Directors Stock Option Plan and on July 26, 2007, registering the common stock awardable to employees and directors pursuant to the  2006 Equity Incentive Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: September 6, 2007	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President,
Secretary and General Counsel
(Principal Executive Officer and Authorized
Signatory)

Date: September 6, 2007	/s/Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and Authorized
Signatory)