Form 10-Q
period 2007-10-31
LAKELAND INDUSTRIES INC
filed 2007-12-06
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number:  0-15535

LAKELAND INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3115216
(State of incorporation)	(IRS Employer Identification Number)

701 Koehler Avenue, Suite 7, Ronkonkoma, New York	11779.
(Address of principal executive offices)	(Zip Code)
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
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 6, 2007

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

The forward-looking statements in this 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us.  These statements are not statements of historical fact.  Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements.  Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:
•	Our ability to obtain fabrics and components from key suppliers such as DuPont and other manufacturers at competitive prices or prices that vary from quarter to quarter;
•	Risks associated with our international manufacturing and start up sales operations;
•	Potential fluctuations in foreign currency exchange rates;
•	Our ability to respond to rapid technological change;
•	Our ability to identify and complete acquisitions or future expansion;
•	Our ability to manage our growth;
•	Our ability to recruit and retain skilled employees, including our senior management;
•	Our ability to accurately estimate customer demand;
•	Competition from other companies, including some with much greater resources;
•	Risks associated with sales to foreign buyers;
•	Restrictions on our financial and operating flexibility as a result of covenants in our credit facilitates;
•	Our ability to obtain additional funding to expand or operate our business as planned;
•	The impact of a decline in federal funding for preparations for terrorist incidents;
•	The impact of potential product liability claims;
•	Liabilities under environmental laws and regulations;
•	Fluctuations in the price of our common stock;
•	Variations in our quarterly results of operations;
•	The cost of compliance with the Sarbanes-Oxley Act of 2002 and rules and regulations relating to corporate governance and public disclosure;
•	The significant influence of our directors and executive officer on our company and on matters subject to a vote of our stockholders;
•	The limited liquidity of our common stock;
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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	October 31, 2007 (Unaudited)	January 31, 2007

Current assets:
Cash	$2,671,296	$1,906,557
Accounts receivable, net of allowance for doubtful accounts of $90,000 at October 31, 2007 and $103,000 at January 31, 2007	14,759,522	14,780,266
Inventories, net of reserves of $596,000 at October 31, 2007 and $306,000 at January 31, 2007	46,475,504	40,955,739
Deferred income taxes	1,512,955	1,355,364
Other current assets	1,768,617	3,115,722
Total current assets	67,187,894	62,113,648
Property and equipment, net of accumulated depreciation of $6,711,000 at October 31, 2007 and $6,707,000 at January 31, 2007	12,317,153	11,084,030
Goodwill	871,297	871,297
Other assets	106,954	129,385
	$80,483,298	$74,198,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,845,455	$3,055,339
Accrued expenses and other current liabilities	1,579,553	1,270,623
Total current liabilities	4,425,008	4,325,962
Deferred income taxes	27,227	27,227
Construction loan payable (net of current maturity of $94,000)	992,887	-----
Borrowings under revolving credit facility	7,236,000	3,786,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par; authorized 1,500,000 shares
(none issued)
Common stock, $.01 par; authorized 10,000,000 shares;
issued and outstanding 5,523,288 shares at October 31, 2007 and 5,521,824 at January 31, 2007	55,233	55,218
Additional paid-in capital	49,149,472	48,972,025
Other comprehensive loss	(115,512)	-----
Retained earnings (1)	18,712,983	17,031,928
Stockholders' equity	67,802,176	66,059,171
	$80,483,298	$74,198,360

 (1) A cumulative total of $17,999,739 has been transferred from retained earnings to additional paid-in-capital and par value of common stock due to four separate stock dividends paid in 2002, 2003, 2005 and 2006, with $6,386,916 included in the year ended January 31, 2007.

The accompanying notes are an integral part of these financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	October 31,		October 31
	2007	2006	2007	2006
Net sales	$23,452,983	$23,262,933	$70,781,406	$74,571,820
Cost of goods sold	17,748,865	17,626,698	54,593,816	55,937,033
Gross profit	5,704,118	5,636,235	16,187,590	18,634,787
Operating expenses	4,355,330	4,579,291	12,928,909	13,330,136
Operating profit	1,348,788	1,056,944	3,258,681	5,304,651
Interest and other income, net	51,249	123,737	176,387	156,722
Interest expense	(94,344)	(79,696)	(205,470)	(266,469)
Income before income taxes	1,305,693	1,100,985	3,229,598	5,194,904
Provision for income taxes	375,536	120,935	936,543	1,398,560
Net income	$930,157	$980,050	$2,293,055	$3,796,344
Net income per common share*:
Basic	$.17	$.18	$.42	$.69
Diluted	$.17	$.18	$.41	$.69
Weighted average common shares outstanding*:
Basic	5,523,288	5,521,824	5,522,572	5,520,567
Diluted	5,544,619	5,531,497	5,542,144	5,526,561
*Adjusted for the 10% stock dividend to shareholders of record on August 1, 2006.

The accompanying notes are an integral part of these financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
Nine months ended October 31, 2007
	Common Stock		Additional Paid-in	Retained	Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance February 1, 2007	5,521,824	$55,218	$48,972,025	$17,031,928	$ -----	$66,059,171
Net Income	-----	-----	-----	2,293,055	-----	2,293,055
Exercise of Stock Option	1,464	15	6,675	-----	-----	6,690
Effect of Adoption of FIN 48 (Note 10)	-----	-----	-----	(350,000)	-----	(350,000)
Effect of Adoption of SAB No. 108 (Note 16)	-----	-----	-----	(262,000)	-----	(262,000)
Other Comprehensive Loss	-----	-----	-----	-----	(115,512)	(115,512)
Stock Based Compensation	-----	-----	170,772	-----	-----	170,772

Balance October 31, 2007	5,523,288	$55,233	$49,149,472	$18,712,983	$(115,512)	$67,802,176

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

LAKELAND INDUSTRIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	October 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$2,293,055	$3,796,344
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock based compensation	170,772	93,947
Allowance for doubtful accounts	13,000	(197,000)
Reserve for inventory obsolescence	289,601	(40)
Depreciation and amortization	816,441	798,484
Deferred income tax	(157,591)	(338,000)
Changes in operating assets and liabilities:
Decrease in accounts receivable	33,744	1,316,873
(Increase) decrease in inventories	(5,809,366)	65,097
Decrease (Increase) decrease in other assets	1,369,535	(3,854,674)
(Decrease) Increase in accounts payable, accrued expenses and other liabilities	(628,465)	241,720
Net cash (used in) provided by operating activities	(1,635,274)	1,922,751

Cash Flows from Investing Activities:

Purchases of property and equipment	(2,049,565)	(631,045)

Net cash used in investing activities	(2,049,565)	(631,045)

Cash Flows from Financing Activities:
Proceeds from exercise of stock option	6,690	11,876
Construction loan proceeds	992,888	-----
Net borrowings under loan agreements	3,450,000	606,000
Net cash provided by financing activities	4,449,578	617,876

Net increase in cash	764,739	1,909,582
Cash and cash equivalents at beginning of period	1,906,557	1,532,453
Cash and cash equivalents at end of period	$2,671,296	$3,442,035

The accompanying notes are an integral part of these financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Business

Lakeland Industries, Inc. and Subsidiaries (collectively referred to as “we,” “us,” “our” or “the Company"), a Delaware corporation, organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is the United States. In FY2007, the Company expanded its operations by opening sales offices and/or warehousing facilities in Chile, Japan, China and continued expanding its operations in Canada and the United Kingdom. The Company also purchased the Industrial Glove Assets of RFB Latex in New Delhi, India in November 2006. No customer accounted for more than 10% of net sales during the three and nine month periods ended October 31, 2007 and 2006, respectively.

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

The results of operations for the three and nine month periods ended October 31, 2007 are not necessarily indicative of the results to be expected for the full year.

3.    Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated.

4.	Inventories:

Inventories consist of the following:
	October 31,	January 31,
	2007	2007
Raw materials	$24,328,065	$19,051,284
Work-in-process	3,026,003	2,760,196
Finished Goods	19,121,436	19,144,259
	$46,475,504	$40,955,739

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in-first-out basis) or market.

5.	Earnings Per Share:

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

The following table sets forth the computation of basic and diluted earnings per share at October 31, 2007 and 2006, adjusted, retroactively, for the 10% Stock dividends to Shareholders on August 1, 2006.
	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Numerator
Net Income	$930,157	$980,050	$2,293,055	$3,796,344
Denominator
Denominator for basic earnings per share	5,523,288	5,521,824	5,522,572	5,520,567
(Weighted-average shares)
Effect of dilutive securities	21,331	9,673	19,572	5,994
Denominator for diluted earnings per share	5,544,619	5,531,497	5,542,144	5,526,561
(adjusted weighted average shares)
Basic earnings per share	$.17	$.18	$.42	$.69
Diluted earnings per share	$.17	$.18	$.41	$.69

6.	Revolving Credit Facility

At October 31, 2007, the balance outstanding under our $25 million five year revolving credit facility amounted to $7.236 million. The credit facility is collateralized by substantially all of the assets of the Company. The credit facility contains financial covenants, including, but not limited to, fixed charge ratio, funded debt to EBIDTA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at October 31, 2007 and for the period then ended. The weighted average interest rate for the three and nine month periods ended October 31, 2007 was 5.79% and 5.75%, respectively.

7.	Major Supplier

We purchased 64.42% of our raw materials from one supplier during the nine month period ended October 31, 2007. We expect this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; however, our competitive position in the marketplace would be adversely affected.

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

The following table represents our stock options granted, exercised, and forfeited during the first quarter of fiscal 2008.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2007	19,031	$12.79	3.5 years	$35,778
Exercised Stock Option	1,464	$4.57	-----	-----
Outstanding at October 31, 2007	17,567	$13.48	2.8 years	$0
Exercisable at October 31, 2007	17,567	$13.48	2.8 years	$0

Restricted Stock Plan and Performance Equity Plan

On June 21, 2006, the shareholders of the Company approved a restricted stock plan. A total of 253,000 shares of restricted stock were authorized under this plan. Under the restricted stock plan, eligible employees and directors are awarded performance-based restricted shares of the Corporation’s common stock. The amount recorded as expense for the performance-based grants of restricted stock is based upon an estimate made at the end of each reporting period as to the most probable outcome of this plan at the end of the three year performance period. (e.g., baseline, minimum, maximum or zero). In addition to the grants vesting based solely on performance, certain awards pursuant to the plan have a time-based vesting requirement, under which awards vest from three to four years after issuance, subject to continuous employment and certain other conditions. Restricted stock has the same voting rights as other common stock. Restricted stock awards do not have voting rights, and the underlying shares are not considered to be issued and outstanding until vested.

The Company has granted up to a maximum of 141,559 restricted stock awards as of October 31, 2007. All of these restricted stock awards are non-vested at October 31, 2007 (97,449 shares at “baseline” and 54,329 shares at “minimum”) and have a weighted average grant date fair value of $13.09. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of October 31, 2007, unrecognized stock-based compensation expense related to restricted stock awards totaled $1,039,868, before income taxes, based on the maximum performance award level.  Such unrecognized stock-based compensation expense related to restricted stock awards totaled $723,521 and $414,270 at the baseline and minimum performance levels, respectively. The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years.  The board has estimated the Company’s current performance level to be at the minimum level and expenses have been recorded accordingly.  The performance based awards are not considered stock equivalents for EPS purposes

        Stock-Based Compensation

The Company recognized total stock-based compensation costs of $170,772, of which $170,772 results from the 2006 Equity Incentive Plan, and $0 results from the Non-Employee Directors Option Plan for the nine months ended October 31, 2007 and $72,597 and $21,350 for the nine months ended October 31, 2006, respectively.  These amounts are reflected in selling, general and administrative expenses.  The total income tax benefit recognized for stock-based compensation arrangements was $61,500 and $33,821 for the nine months ended October 31, 2007 and 2006, respectively.

9.      Manufacturing Segment Data

 Domestic and international sales are as follows in millions of dollars:

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2007		2006		2007		2006
Domestic	$19.8	84.3%	$20.6	88.4%	$59.7	84.3%	$66.3	88.9%
International	3.7	15.7%	2.7	11.6%	11.1	15.7%	8.3	11.1%
Total	$23.5	100%	$23.3	100%	$70.8	100%	$74.6	100%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Decatur, Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products), Jerez, Mexico (primarily disposable, glove and chemical suit production), St. Joseph, Missouri and Shillington, Pennsylvania (primarily woven products production). We also maintain three manufacturing facilities in China (primarily disposable and chemical suit production) and a glove manufacturing facility in New Delhi, India. Our China facilities and our Decatur, Alabama facility produce the majority of the Company’s products. The accounting policies of these operating entities are the same as those described in Note 1 to our  Annual Report on Form 10-K for the year ended January 31, 2007. We evaluate the performance of these entities based on operating profit which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in Canada, Europe, Chile and China which sell and distribute products shipped from the United States, Mexico or China.

The table below represents information about reported manufacturing segments for the three and nine month periods noted therein:

	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, (in millions of dollars)
	2007	2006	2007	2006
Net Sales:
North America and other foreign	$23.62	$24.39	$72.67	$77.87
China	4.14	3.0	10.6	8.6
India	.04	.11	.13	.43
Less inter-segment sales	(4.30)	(4.20)	(12.60)	(12.30)
Consolidated sales	$23.50	$23.30	$70.80	$74.60
Operating Profit:
North America and other foreign	$.62	$1.25	$1.87	$4.9
China	1.02	.50	2.0	1.4
India	(.22)	(.68)	(.46)	(.90)
Less inter-segment profit (loss)	(.07)	(.07)	(.11)	(.10)
Consolidated profit	$1.35	$1.0	$3.3	$5.3
Identifiable Assets (at Balance Sheet date or change during quarter):
North America and other foreign	$2.5	$2.33	$65.8	$65.4
China	2.0	.50	10.4	7.5
India	-----	.57	4.3	4.3
Consolidated assets	$4.5	$3.4	$80.5	$77.2
Depreciation and Amortization Expense:
North America and other foreign	$.16	$.20	$.47	$.50
China	.07	.10	.27	.30
India	.08	-----	.08	-----
Consolidated depreciation expense	$.31	$.30	$.82	$.80

10.   Adoption of FIN 48

UNCERTAIN TAX POSITIONS. Effective February 1, 2007, the first day of fiscal 2008, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recorded the cumulative effect of applying FIN 48 as a $350,000 decrease to the opening balance of retained earnings as of February 1, 2007, the date of adoption.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company had approximately $60,000 of accrued interest as of February 1, 2007, which was included in the above $350,000 charge pursuant to FIN 48, and has accrued $10,000 additional interest to date.

The Company is subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions and a limited number of foreign jurisdictions.   The Company’s Federal Income Tax returns for the fiscal years ended January 31, 2003, 2004 and 2005 have been audited by the Internal Revenue Service. Such audits are complete with one issue in dispute relating to deductions taken by the Company for charitable contributions of its stock in trade, and one other issue in dispute which would result in a timing difference. Such issues are in the Appellate Division of the Internal Revenue Service. An initial meeting was held in May 2007 and a second meeting was held on October 16, 2007.  Since the final result of these issues cannot be estimated by management at this time, in the first quarter of FY08, management has recorded a charge of $350,000 representing the government’s position plus interest.

11.  Real Estate Purchases

In June 2006, the Company entered into an agreement to construct a distribution facility in Brantford, Ontario at a cost of approximately $2,200,000 (Canadian) ($2,324,353) US at the exchange rate at October 31, 2007. In order to finance the acquisition, the Company has arranged a term loan in the amount of $2,000,000 (Canadian) bearing interest at the Business Development Bank of Canada’s floating base rate minus 1.25% (currently equal to 6.75%) and is repayable in 240 monthly principal installments of $8,350 (Canadian) plus interest. The Company has drawn down $992,887 USD against this loan to fund construction in progress at October 31, 2007, and has included $16,182 CAD as capitalized interest reflected in the asset cost.

12.  Related Party Transactions

In connection with the asset purchase agreement, dated August 1, 2005, between the Company and Mifflin Valley, Inc., the Company entered into a five year lease agreement with the seller (now an employee of the Company) to rent the manufacturing facility owned by the seller at an annual rental of  $57,504, or a per square foot rental of $3.10.  This amount was obtained, prior to the acquisition from an independent appraisal of the fair market rental value per square foot.  In addition the Company has been renting since January 1, 2006, 12,000 sq ft of warehouse space in PA from this employee, on a month by month basis, for the annual amount of $3.00 per square foot.

On March 1, 1999, we entered into a one year (renewable for four additional one year terms) lease agreement with Harvey Pride, Jr., our Vice President of Manufacturing, for a 2,400 sq. ft. customer service office located next to our existing Decatur, Alabama facilityat an annual rent of $18,000. This lease was renewed on March 1, 2004 through March 31, 2009 at the same rental rate.

13.  Formation of New Subsidiariesand Restructuring

On February 23, 2007, Lakeland Gloves and Safety Apparel Private Limited was formed to hold the assets of the Company’s recently purchased Indian business. On March 27, 2007, Industrias Lakeland de S.A. de C.V. was formed to operate the new facilities in Jerez, Mexico.

The Company is closing its Celaya, Mexico manufacturing facility and opening a new and larger facility in Jerez, Mexico. Lakeland is making this change in facilities primarily to reduce the unit cost of its production. Jerez presents better labor, rental and transportation values than does our current Celaya plant and the Company believes it can realize savings of close to $500,000 annually once the production move is fully implemented in December 2007. The new Jerez facility will also double our capacity in Mexico and will be used for specialty woven items that are not made in China due to high tariffs and/or quotas imposed by most customs departments in North and South America on such goods, but not dutiable if made in Mexico under the NAFTA and other Latin American Trade Treaties. The Company has taken a $506,000 pretax write-off in its first quarter ended April 30, 2007, primarily attributable to $275,000 in legally mandated severance costs to its Celaya employees, $134,000 in other termination costs and $97,000 in moving and start-up costs.

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

15.  Derivative Instruments and Foreign Currency Exposure

The Company has foreign currency exposure, principally through sales in Canada and the UK and production in Mexico and China.  Management has commenced a hedging program to partially offset this risk by purchasing forward contracts to sell the Canadian Dollar, Euro and Great Britain Pound.  Such contracts for the Euro and Pound are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company.  Management has decided not to hedge its long position in the Chinese Yuan.

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

The Company had one derivative instrument outstanding at October 31, 2007 which was treated as a cash flow hedge intended for forecasted purchases of merchandise by the Company’s Canadian subsidiary.  The Company had no derivative instruments outstanding at October 31, 2006.  The change in the fair market value of the effective hedge portion of the foreign currency forward exchange contracts was an unrealized loss of $115,512, for the nine month period ended October 31, 2007 and was recorded in other comprehensive income (loss). It will be released into operations over 18 months based on the timing of the sales of the underlying inventory.  The release to operations will be reflected in cost of products sold.  During the period ended October 31, 2007, the Company recorded an immaterial loss in cost of goods sold for the remaining portion of the foreign currency forward exchange contract that did not qualify for hedge accounting treatment.  The derivative instrument was in the form of a foreign currency “participating forward” exchange contract. The “participating forward” feature affords the Company full protection on the downside and the ability to retain 50% of any gains, in exchange for a premium at inception.  Such premium is built into the contract in the form of a different contract rate in the amount of $0.0160.

16.   Adoption of SAB No. 108

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

Elimination of Intercompany Profit in Inventory

As part of the Company’s routine testing for Sarbanes-Oxley compliance, it was determined that a report used for the calculation of the elimination of intercompany profit in inventory did not include finished goods inbound in transit, thereby serving to understate the amount of intercompany profit to be eliminated.

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

You should read the following summary together with the more detailed business information and consolidated financial statements and related notes that appeared in our Form 10-K and Annual Report and in the documents that were incorporated by reference into our Form 10-K for the year ended January 31, 2007.  This Form 10-Q may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995.  This information involves risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements. See page 3 of this 10-Q.

Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. Our products are sold by our in-house sales force and independent sales representatives to a network of over 1,000 safety and mill supply distributors. These distributors in turn supply end user industrial customers such as chemical/petrochemical, automobile, steel, glass, construction, smelting, janitorial, pharmaceutical and high technology electronics manufacturers, as well as hospitals and laboratories. In addition, we supply federal, state and local governmental agencies and departments such as fire and police departments, airport crash rescue units, the Department of Defense, the Centers for Disease Control, and numerous other agencies of the federal and state governments.

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

Revenue Recognition. We derive our sales primarily from our limited use/disposable protective clothing and secondarily from our sales of high-end chemical protective suits, reusable woven garments, fire fighting and heat protective apparel, gloves, arm guards and high visibility clothing. Sales are recognized when goods are shipped to our distributors at which time title and the risk of loss passes. Sales are reduced for sales returns and allowances. Payment terms are generally net 30 days for United States sales and net 90 days for international sales.

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

Significant Balance Sheet Fluctuation October 31, 2007 as compared to January 31, 2007

Cash increased by $.765 million as a result of normal fluctuations in  uncollected funds deposited. Accounts receivable decreased by $.021 million. Inventory increased by $5.52 million due to an increase in raw materials of $5.28 million. A decrease in finished goods of $.22 million was offset by an increase in inventory reserves of $.29 million and intercompany profit elimination of $.109 million. Overall inventories increased by $5.5 million from their January 2007 levels resulting from lower sales of Tyvek products in Q3 FY08 compared with purchasing commitments to vendors and approximately a $1 million increase in wovens to support a new customer. The Company has started to realize the benefits of its recent discounted purchases. Raw material purchasing continued at higher levels than normal in order to take advantage of discounts offered by suppliers.  Such discounts positively impacted our third quarter earnings and should positively impact our fourth quarter earning as these discounted raw materials roll through our international pipelines. Deferred income taxes increased by a $.158 million tax benefit for the India and Mexican operations.  Other current assets decreased principally due to receipt of $1.94 million rebates related to the purchase of raw material. Accounts payable decreased by $.21 million.

At October 31, 2007 the Company had an outstanding loan balance of $7.236 million under its facility with Wachovia Bank, N.A. compared with $3.786 million at January 31, 2007 largely to finance the purchase of increase in inventory referred to above.  Total stockholder’s equity increased principally by the net income for the period of $2.29 million, offset by adoption of FIN 48 and SAB 108, stock based compensation and other comprehensive loss.

	For the Nine Months		For the Three Months
	Ended October 31,		Ended October 31,
	2007	2006	2007	2006
Sales	100.00%	100.00%	100.00%	100.00%
Gross Profit	24.30%	24.20%	22.90%	25.00%
Selling, general and administrative	18.60%	19.70%	18.30%	17.90%
Income from operations	5.80%	4.50%	4.60%	7.10%
Income before provision for income taxes	5.60%	4.70%	4.60%	7.00%
Net income	4.00%	4.20%	3.30%	5.10%

Nine months ended October 31, 2007 as compared to the nine months ended October 31, 2006

Net Sales. Net sales decreased $3.79 million, or 5.1% to $70.8 million for the nine months ended October 31, 2007 from $74.6 million for the nine months ended October 31, 2006.  The net decrease was comprised of decreased sales in Tyvek disposable garments of $5.2 million in the U.S. and $1.03 million in Canada primarily due to competitive market conditions, competitors rebate programs, lower government spending in the Company’s Chemical Protective garments by $21,000 and less revenue from India of $295,000 as a result of its shutdown for retooling during this fiscal year to date, counter balanced by growth in sales in Chile, Japan and United Kingdom subsidiaries of $1,103,000 and by increased external sales from China of $1,681,000.  The Company expects to reopen its Indian facility in December 2007, so the resumption of glove sales should take full effect in the first quarter of fiscal 2009.  Sales of wovens and gloves increased by $270,000 compared to the same period last year. The increase in fire gear sales was due to all new NFPA standards and Underwriter’s Laboratory (UL) certifications regarding the construction of fire gear, which negatively impacted the entire industry in the first two quarters. The decline in glove sales was due to the loss of two customers, one of whom went out of business. Wovens sales benefited from the introduction of a new line of aseptic anti-static garments.

Gross Profit. Gross profit decreased $2.4 million or 13.1% to $16.2 million for the nine months ended October 31, 2007 from $18.6 million for the nine months ended October 31, 2006.  Gross profit as a percentage of net sales decreased to 22.9% for the nine months ended October 31, 2007 from 24.9% for the nine months ended October 31, 2006, primarily due to a sales rebate program to meet competitive conditions resulting in a $777,000 reduction in sales and higher Tyvek fabric costs. Such higher Tyvek costs resulted from Tyvek purchased earlier at no rebate charged to costs of goods sold for the months of April, May and into early June resulting in higher costs of approximately $510,000. The supply of this higher cost raw material has now been exhausted, so gross margin improvement is anticipated relative to the lower cost of materials for new sales as compared to sales in the prior periods. Start-up costs related to the new foreign subsidiaries of approximately $714,000 were partially offset by ongoing cost reduction programs in component and service-purchasing, shifting production from the U.S. to China and Mexico, and a continuation of the plant restructuring in Mexico, rework expenses on a chemical suit contract, and reduced volumes in lower margin fire gear and gloves.

Operating Expenses. Operating expenses decreased $.40 million, or 3.0% to $12.9 million for the nine months ended October 31, 2007 from $13.3 million for the nine months ended October 31, 2006. As a percentage of sales, operating expenses increased to 18.3% for the nine months ended October 31, 2007 from 17.9% for the nine months ended October 31, 2006.  This increase as a percent of sales is largely due to reduced volume. The decrease in operating expenses in the nine months ended October 31, 2007 as compared to the nine months ended October 31, 2006 included:

•	$0.27 increase in R & D costs relating to UL certifications of fire gear and other non-related certifications and for new product lines.
•	$0.23 million in higher professional and consulting fees, largely resulting from audit fees and engineering fees related to India.
•	$0.08 million in share-based compensation.
•	($0.03) million lower freight out costs resulting from slight relief in prevailing carrier rates and lower volume.
•	($0.05) million in reduced bank charges resulting from reduced use of credit cards and a re-negotiation of the fee structure.
•	($0.07) million lower insurance costs.
•	($0.08) million decreased sales commissions and selling expenses due to decreased volume.
•	($0.11) million lower currency fluctuation costs resulting from our hedging program.
•	($0.28) million miscellaneous decreases.
•	($0.36) million lower start up expenses in India.

Operating Profit. Operating profit decreased 38.6% to $3.3 million for the nine months ended October 31, 2007 from $5.3 million for the nine months ended October 31, 2006.  Operating margins were 4.6% for the nine months ended October 31, 2007 compared to 7.1% for the nine months ended October 31, 2006.

Interest Expenses.  Interest expenses decreased by $.061 million for the nine months ended October 31, 2007 as compared to the nine months ended October 31, 2006 because of lower amounts borrowed and steady to lower interest rates under the Company’s credit facility.

Income Tax Expense.  Income tax expenses consist of federal, state, and foreign income taxes.  Income tax expenses decreased $.462 million, or 33%, to $.937 million for the nine months October 31, 2007 from $1.399 million for the nine months ended October 31, 2006.  Lakeland’s effective tax rates were 28.9% and 26.9% for the nine months ended October 31, 2007 and 2006, respectively.  The Company’s effective tax rate varied from the federal statutory rate of 34% due primarily to the Mexican restructuring costs charged to the first quarter largely not eligible for tax benefits, which was offset by reduced domestic profits in the second quarter, and otherwise lower foreign tax rates, primarily resulting from greater profits resulting from outsourced production, reduced domestic profits in the second quarter, partially offset by state taxes and by start up losses in Chile and Japan which are not eligible for tax credits and for India in which a U.S. tax benefit of $158,000 was recorded at October 31, 2007 and further offset by some foreign exchange items not eligible for foreign tax benefits.  The Indian losses became eligible for the tax benefit as a result of the planned liquidation of the existing Indian subsidiary which will result in a bad debt deduction for the U.S. parent company on its taxes for the uncollected portion of its loans and advances from the Indian subsidiary.

Net Income.  Net income decreased $1.50 million, or 39.6% to $2.29 million for the nine months ended October 31, 2007 from $3.80 million for the nine months ended October 31, 2006. The decrease in net income primarily resulted from lower sales and meeting competitive conditions in the disposable garment division both in the U.S. and Canada, offset by the decreased operating expenses described above, and the combined operating losses of $561,000 of the new foreign operations and the Mexican plant closing of $500,000.

Three months ended October 31, 2007 as compared to the three months ended October 31, 2006

Net Sales. Net sales increased $.19 million, or .82% to $23.5 million for the three months ended

October 31, 2007 from $23.3 million for the three months ended October 31, 2006.  The net increase on a year-over-year basis reflects decreased sales in disposable garments of $2.12 million in the U.S. and $59,000 in Canada, primarily due to competitive market conditions, increased government spending for Chemical Protective garments by $305,000, and a $68,000 reduction of revenue from India as a result of its shutdown for retooling during the quarter, partially offset by growth in sales in subsidiaries in Chile and United Kingdom of $320,000 and increased sales from China of $1,014,000.  The Company expects to reopen its Indian facility in December 2007, so the resumption of glove sales should take full effect in the first quarter of fiscal 2009.  Sales of fire gear and wovens increased by $900,000 compared to the same period last year. The increase in fire gear sales was due to all new NFPA standards and Underwriter’s Laboratory (UL) certifications regarding the construction of fire gear, which negatively impacted the entire industry in the first half of the year. Wovens sales improvement reflects sales of Lakeland’s new line of aseptic anti-static garments. An increase in glove sales of $44,000 was due to the addition of two new customers and increased capacity.

Gross Profit. Gross profit increased $.068 million or 1.2% to $5.7 million for the three months ended October 31, 2007 from $5.6 million for the three months ended October 31, 2006.  Gross profit as a percentage of net sales increased to 24.3% for the three months ended October 31, 2007 from 24.2% for the three months ended October 31, 2006, primarily due to the higher volume in wovens, offset by the implementation of a sales rebate program to meet competitive conditions resulting in a $179,000 reduction in sales. Other contributing factors were start-up costs related to the new foreign subsidiaries of approximately $100,000, partially offset by ongoing cost reduction programs in component and service-purchasing, shifting production from the US to China and Mexico, and continuation of the plant restructuring in Mexico that lowered the unit’s production costs.

Operating Expenses. Operating expenses decreased $.224 million, or 4.9% to $4.4 million for the three months ended October 31, 2007 from $4.6 million for the three months ended October 31, 2006. As a percentage of sales, operating expenses decreased to 18.6% for the three months ended October 31, 2007 from 19.7% for the three months ended October 31, 2006. This decrease as a percent of sales is largely due to the large write offs in India in the previous year. Operating expenses in the three months ended October 31, 2007 decreased by $.224 million as compared to the three months ended October 31, 2006.  The changes in operating expenses included:

•	$0.15 million increased sales commissions and selling expenses due to increased volume.
•	$0.13 million miscellaneous net decreases.
•	$0.11 million higher freight out costs resulting from prevailing carrier rates and higher volume.
•	$0.10 increase in research and development costs relating to UL certifications of fire gear and other non-related certifications and for other new product lines.
•	($0.40) million reduced operating expenses in India.
•	($0.04) million reduced insurance costs.
•	($0.01) reduced currency fluctuation, largely resulting from hedging activities.

Operating profit. Operating profit increased 27.6% to $1.349 million for the three months ended October 31, 2007 from $1.057 million for the three months ended October 31, 2006 and increased 47.4% from the second quarter of fiscal 2008. Operating margins were 5.7% for the three months ended October 31, 2007 compared to 4.5% for the three months ended October 31, 2006 and 4.2% on a sequential quarter basis over Q2 FY08.

Interest Expenses.  Interest expenses increased by $.015 million for the three months ended October 31, 2007 as compared to the three months ended October 31, 2006 because of higher amounts borrowed and steady to lower interest rates under the Company’s credit facility.

Income Tax Expense.  Income tax expenses consist of federal, state, and foreign income taxes.

Income tax expenses increased $.255 million, or 210.5%, to $.376 million for the three months ended October 31, 2007 from $.121 million for the three months ended October 31, 2006. Lakeland’s effective tax rates were 28.8% and 10.9% for the three months ended October 31, 2007 and 2006, respectively. The effective tax rate varied from the federal statutory rate of 34% due primarily to reduced domestic profits in the third quarter, and otherwise lower foreign tax rates, primarily resulting from greater profits resulting from outsourced production, partially offset by state taxes and by start up losses in Chile and Japan which are not eligible for tax credits and for India in which a U.S. tax benefit of $74,000 was recorded at October 31, 2007 and further offset by foreign exchange items not eligible for foreign tax benefits.  These Indian losses became eligible for the tax benefit as a result of the planned liquidation of the existing Indian subsidiary which will result in a bad debt deduction for the U.S. parent company on its taxes for the uncollected portion of its loans and advances from the Indian subsidiary.

Net Income.  Net income decreased $.050 million, or 5.1% to $.930 million for the three months ended October 31, 2007 from $.980 million for the three months ended October 31, 2006. The decrease in net income primarily resulted from meeting competitive pricing conditions in our disposable garment division both in the U.S. and Canada, the operating expenses described above, and the combined operating losses of $255,000 of the new foreign operations and the ongoing Mexican plant restructuring, in addition to the cumulative tax benefit of $277,000 taken in the third quarter of fiscal 2007due to the Indian subsidiary losses.

During the third quarter of fiscal 2007 it was determined to restructure the Indian operations which would allow a tax benefit on the accumulated losses.  A tax benefit of $89,000 was taken in that quarter relating to losses incurred in previous periods, resulting in a lower effective tax rate in the prior year.

Earnings per share were $0.17 for the three months ended October 31, 2007, compared to $0.18 for the three months ended October 31, 2006 (after reflecting adjustments resulting from the 10% stock dividend payable to holders of record on August 1, 2006).  Earnings per share in the third quarter of fiscal 2008 increased 21.4% as compared to $0.14 in the second quarter, reflecting the Company’s increase in sales and improvements in international operating performance.

Liquidity and Capital Resources

Cash Flows. As of October 31, 2007 we had cash and cash equivalents of $2.7 million and working capital of $62.8 million, increases of $.8 million and $5 million, respectively, from January 31, 2007. Our primary sources of funds for conducting our business activities have been cash flow provided by operations and borrowings under our credit facilities described below.  We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

Net cash (used in) operating activities of $1.64 million for the nine months ended  October 31, 2007 was due primarily to net income from operations of $2.3 million, a decrease in accounts payable accrued expenses and other liabilities of $.63 million, an increase in inventories of $5.8 million and a decrease in accounts receivable of $.034 million.  Net cash used in investing activities of $2.1 million in the nine months ended October 31, 2007, was due to purchases of property and equipment.

Net cash provided by operating activities of $1.9 million for the nine months ended October 31, 2006 was due primarily to net income from operations of $3.8 million, an increase in accounts payable of $.24 million, a decrease in inventories of $.06 million, a decrease in accounts receivable of $1.3 million and a decrease in other current assets of $1.4 million.  Net cash used in investing activities of $.63 million in the nine months ended October 31, 2006, was due to purchases of property and equipment.

We currently have one credit facility - a $25 million revolving credit, of which $7.236 million of borrowings were outstanding as of October 31, 2007.  Our credit facility requires that we comply with specified financial covenants relating to fixed charge ratio, debt to EBIDTA coverage, and inventory and accounts receivable collateral coverage ratios.  These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business.  Default under our credit facility would allow the lender to declare all amounts outstanding to be immediately due and payable.  Our lender has a security interest in substantially all of our assets to secure the debt under our credit facility.  As of October 31, 2007, we were in compliance with all covenants contained in our credit facility.

We believe that our current cash position of $2.7 million, our cash flow from operations along with borrowing availability under our $25 million revolving credit facility will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

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

The Company had one derivative instrument outstanding at October 31, 2007 which was treated as a cash flow hedge intended for forecasted purchases of merchandise by the Company’s Canadian subsidiary.  The Company had no derivative instruments outstanding at October 31, 2006.  The change in the fair market value of the effective hedge portion of the foreign currency forward exchange contracts was a loss of  $115,512, for the nine month period ended  October 31, 2007 and was recorded in other comprehensive (income) loss (see Note 16).  It will be released into operations over 18 months based on the timing of the sales of the underlying inventory.  The release to operations will be reflected in cost of products sold. During the period ended October 31, 2007, the Company recorded an immaterial loss in cost of goods sold for the remaining portion of the foreign currency forward exchange contract that did not qualify for hedge accounting treatment.  The derivative instrument was in the form of a foreign currency “participating forward” exchange contract. The “participating forward” feature affords the Company full protection on the downside and the ability to retain 50% of any gains, in exchange for a premium at inception.  Such premium is built into the contract in the form of a different contract rate in the amount of $0.0160.

STAFF ACCOUNTING BULLETIN NO. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS

As discussed under Recent Accounting Pronouncements in Note 16, in September 2006, the SEC issued SAB 108. The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. The Company adopted SAB 108 at the end of fiscal 2007. In accordance with SAB 108, the Company has adjusted beginning retained earnings for fiscal 2008 in the accompanying consolidated financial statements for the items described below. The Company considers these adjustments to be immaterial to prior periods.

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

Changes in Internal Control Over Financial Reporting - Lakeland Industries, Inc.’s management, with the participation of Lakeland Industries, Inc.’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the third quarter of fiscal 2008.  Based on that evaluation, management concluded that there has been no change in Lakeland Industries, Inc.’s internal control over financial reporting during the third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting.

Through the forty five months ended October 31, 2007 additional expense has been incurred relating to documenting and testing the systems of internal controls.  The Company hired internal auditors in 2004 and 2005 and has contracted with an independent consultant for services related to overall Sarbanes-Oxley Act compliance and more specifically Section 404, in February 2004.  The total cumulative amount expensed so far is approximately $1,667,000 including $315,000 in additional director fees.

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

Reports on Form 8-K:

a -
On September 6, 2007, the Company filed a Form 8-K under Item 2.02, relating to the results of operations and financial condition for the purpose of furnishing a press release announcing results of operations for the three months ended July 31, 2007.

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

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: December 6, 2007	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President,
Secretary and General Counsel
(Principal Executive Officer and Authorized
Signatory)

Date: December 6, 2007	/s/Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and Authorized
Signatory)