Form 10-K
period 2008-01-31
LAKELAND INDUSTRIES INC
filed 2008-04-14
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2008
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
Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.        Yes ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        Yes☒    No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non- accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act. (Check one):

Large accelerated filer ⁯	Accelerated filer ⁯
Non-Accelerated filer ⁯ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).        Yes☐   No ☒
As of July 31, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $59,612,097 based on the closing price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at April 10, 2008

Common Stock, $0.01 par value per share	5,443,800

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Annual Report to Stockholders for the Fiscal Year	Parts [I, II, and IV]
Ended January 31, 2008 (Annual Report)

Portions of the proxy statement for the annual meeting of stockholders to be held on June 18, 2008, are incorporated by reference into Part III.

LAKELAND INDUSTRIES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
PART 1:

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

ITEM 1.  BUSINESS
Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing market. Our products are sold by our in-house customer service group our regional sales managers and independent sales representatives to a network of over 1000 safety and mill supply distributors. These distributors in turn supply end user industrial customers such as chemical/petrochemical, automobile, steel, glass, construction, smelting, munition plants, janitorial, pharmaceutical and high technology electronics manufacturers, as well as hospitals and laboratories. In addition, we supply federal, state and local governmental agencies and departments such as fire and police departments, airport crash rescue units, the Department of Defense, the Department of Homeland Security, and the Centers for Disease Control. In fiscal 2008, we had net sales of $95.7 million. Our net sales attributable to customers outside the United States were $9.6 million, $11.5 million and $13.0 million, in fiscal 2006, fiscal 2007 and fiscal 2008, respectively.

Our major product categories and their applications are described below:

Limited Use/Disposable Protective Clothing.   We manufacture a complete line of limited use/disposable protective garments offered in coveralls, lab coats, shirts, pants, hoods, aprons, sleeves and smocks. These garments are made from several non-woven fabrics, primarily Tyvek® and TyChem® (both DuPont manufactured fabrics) and also our proprietary fabrics Micromax® and Micromax NS and HBF, SafeGard® SMS, Pyrolon® Plus 2 and Pyrolon XT, RyTex® and ChemMax® 1 and 2 manufactured pursuant to customer order. These garments provide protection from low-risk contaminants or irritants, such as chemicals, pesticides, fertilizers, paint, grease and dust, and from limited exposure to hazardous waste and toxic chemicals, including acids, asbestos, lead and hydro-carbons (or PCBs) that pose health risks after exposure for long periods of time. Additional applications include protection from viruses and bacteria, such as AIDS, streptococcus, SARS and hepatitis, at hospitals, clinics and emergency rescue sites and use in clean room environments to prevent human contamination in the manufacturing processes. This is our largest product line.

High-End Chemical Protective Suits.   We manufacture heavy duty chemical suits made from TyChem® SL, TK and BR, and F, which are DuPont patented fabrics and our Pyrolon® CRFR and ChemMax® 3. These suits are worn by individuals on hazardous material teams to provide protection from powerful, highly concentrated and hazardous or potentially lethal chemical and biological toxins, such as toxic wastes at Super Fund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as saran gas, anthrax or ricin), and hazardous chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities. These suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. Homeland Security measures and government funding of personal protective equipment for first responders to terrorist

Index

threats or attack have since September 11, 2001 resulted in increased demand for our high-end chemical suits and we believe a reasonable demand for these suits will continue in the future as state and local Bioterrorism grants are spent.

Fire Fighting and Heat Protective Apparel.   We manufacture an extensive line of fire fighting and heat protective apparel for use by fire fighters and other individuals that work in extreme heat environments. Our branded fire fighting apparel Fyrepel® is sold to local municipalities and industrial fire fighting teams. Our heat protective aluminized fire suits are manufactured from Nomex®, a fire and heat resistant material, and Kevlar®, a cut and heat resistant, high-strength, lightweight, flexible and durable material both produced by DuPont. This apparel is also used for maintenance of extreme high temperature equipment, such as coke ovens, kilns, glass furnaces, refinery installations and smelting plants, as well as for military and airport crash and rescue teams.

Gloves and Arm Guards.   We manufacture gloves and arm guards from Kevlar®, Spectra®, and Dyneema® cut resistant fibers made by DuPont , Honeywell and DSM Corp. respectively as well as engineered composite yarns with Microgard antimicrobial for food service markets. Our gloves are used primarily in the automotive, glass, metal fabrication and food service industries to protect the wearer’s hand and arms from lacerations and heat without sacrificing manual dexterity or comfort.

Reusable Woven Garments. We manufacture a line of reusable and washable woven garments that complement our fire fighting and heat protective apparel offerings and provide alternatives to our limited use/disposable protective clothing lines. Product lines include electrostatic dissipative apparel used in the pharmaceutical and automotive industries for control of static electricity in the manufacturing process, clean room apparel to prevent human contamination in the manufacturing processes, and flame resistant Nomex® and fire resistant (“FR”) cotton coveralls used in chemical and petroleum plants and for wildland fire fighting, and extrication suits for police and ambulance workers.

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

We believe we are one of the largest independent customers of DuPont’s Tyvek® and TyChem® apparel grade fabrics. We have purchased Tyvek® and TyChem® under North American Trademark licensing agreements and other DuPont materials, such as Kevlar®, under international Trademark licensing agreements. While we have operated under these trademark agreements since 1995, we have been a significant customer of these DuPont materials since 1982. The trademark agreements require certain quality standards as a prerequisite for the use of DuPont trademarks and tradenames on the finished product manufactured by us. We believe this brand identification with DuPont and Tyvek® benefits the marketing of our largest product line, as over the past 30 years Tyvek® has become known as the standard for limited use/disposable protective clothing. We believe our relationship with DuPont to be excellent.

We maintain manufacturing facilities in Decatur, Alabama; Jerez, Mexico; AnQui City, China; Jiaozhou, China; New Delhi, India, Shillington, PA, and St. Joseph, Missouri, where our products are designed, manufactured and sold. We also have a relationship with a sewing subcontractor in Mexico, which we can utilize for unexpected production surges. Our China, Mexico, and India facilities allow us to take advantage of favorable labor and component costs, thereby increasing our profit margins on products manufactured in these facilities. Our China and Mexico facilities are designed for the manufacture of limited use/disposable protective clothing as well as our high-end chemical protective suits. We have significantly improved our profit margins in these product lines by shifting production to our international facilities and we continue to expand our international manufacturing capabilities to include our gloves and reusable woven and fire protective apparel product lines.

Industry Overview
The industrial work clothing market includes our limited use/disposable protective or safety clothing, our high-end chemical protective suits, our fire fighting and heat protective apparel and our reusable woven garments.

The industrial protective safety clothing market in the United States has evolved over the past 35 years as a result of governmental regulations and requirements and commercial product development. In 1970, Congress enacted the Occupational Safety and Health Act, or OSHA, which requires employers to supply protective clothing in certain work environments.  Almost two million workers are subject to OSHA standards today. Certain states have also enacted worker

Index

safety laws that further supplement OSHA standards and requirements.

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

Since 2001, federal and state purchasing of industrial protective clothing and federal grants to fire departments have increased demand for industrial protective clothing to protect first responders against actual or threatened terrorist incidents. Specific events such as the anthrax letters incidents in 2001, the 2002 U.S. Winter Olympics, the SARS epidemic in 2003, the ricin letter incidents in 2004, the spread of Avian Flu and Hurricane Karina in 2006 have also resulted in increased peak demand for our products. In 2008 the Department of Homeland Security has budgeted $2.1 billion to six various grant programs that allow states and cities to fund response capabilities through planning, organization, equipment (including the chemical protective suits we sell) and training and exercise activities. These include the “Urban Areas Security Initiative” ($781,630,000), the “State Homeland Security Program” ($862,925,000), The “Metropolitan Medical Response System Program” ($39,831,500), The “Commercial Equipment Direct Assistance Program” ($33,700,000), and the “Chemical Stockpile Emergency Preparedness Program (budget not published), and the “Hospital Emergency Preparedness Program” ($450,000,000).

Standards development, within both the U.S. and global markets continues to challenge manufacturers as the pace of change and adoption of new standards increases. Complex and changing international standards play to Lakeland’s strengths when compared to smaller manufacturers.

The Department of Homeland Security places minimum performance requirements on garments that qualify for purchase under the various programs.  Many of the chemical protective apparel requirements are based on certification to NFPA 1991; NFPA 1992; and NFPA 1994 standards.  All of these have been revised within the last 3 years, necessitating expensive recertification of many products.  In some cases, the requirements have not been met by any commercially available products creating a pent up demand among grant recipients.  Additionally, the National Institute for Justice (NIJ) is currently in the process of writing a standard on chemical protective clothing for law enforcement based largely on the NFPA 1994 standard.  Without this standard in place, and given the current unmet needs of law enforcement it is difficult to determine the amount of DHS funds that will be used for chemical protective clothing for law enforcement.

Globally, standards for lower levels of protection are changing rapidly.  In 1996, the European Committee for Standardization (CEN) adopted a group of standards that collectively comprised the only standard available for chemical protective clothing for general industry.  Because these standards established performance requirements for a wide range of chemical protective clothing, these standards have been adopted by many countries and multinational corporations outside of the European Union (EU) as minimum requirements.  This is especially true in the Asian and Pacific markets where compliance with occupational health and safety standards is being driven by World Trade Organization (WTO) membership. Developing nations that want WTO membership must establish worker safety laws as the USA did in 1970 with its OSHA laws. This movement is driving demand for our products internationally, particularly in fast GDP growth countries such as China, Brazil and India.

While technically the CEN standards are not “international standards”, in the absence of any other standards covering chemical protective clothing requirements for general industry, they have been adopted as “industry best practice”.  In order to ensure continued use of its standards globally, the CEN has entered into an agreement with the International Standards Organization (ISO) allowing the CEN to submit their standards for consideration as ISO standards, effectively making them international standards after modification by ISO.

In August 2007, ISO adopted ISO 16602 which, combined with ISO 13982-1, essentially consolidates the CEN group of standards into two documents as an international standard.  The adoption of this new standard will again necessitate recertification of nearly all CE certified chemical protective clothing products currently offered globally.  Additionally, the adoption of these standards by ISO may result in increased acceptance of the system globally.

Index

Industry Consolidation

The industrial protective clothing industry is highly fragmented and consists of a large number of small, closely-held family businesses. DuPont, Lakeland and Kimberly Clark are the dominant disposable industrial protective apparel manufacturers. Since 1997, the markets for manufacturing and distribution have consolidated. A number of large distributors with access to capital have acquired smaller distributors. The acquisitions include Vallen Corporation’s acquisitions of Safety Centers, Inc., All Supplies, Inc., Shepco Manufacturing Co., and Century Safety (Canada) and Hagemeyer’s acquisition of Vallen Corporation; W.W. Grainger’s acquisitions of Allied Safety, Inc., Lab Safety Supply, Inc., Acklands Limited, Gempler’s safety supply division and Ben Meadows, Inc.; Air Gas’ acquisitions of Rutland Tool & Supply Co., Inc., IPCO Safety Supply, Inc., Lyon Safety, Inc., Safety Supply, Inc., Safety West, Inc. and Delta Safety Supply, Inc.; and Fisher Scientifics’ acquisitions of Safety Services of America, Cole-Parner, Retsch and Emergo. Thermo Electron merged with Fisher Scientific. In 2007, the Hagemeyer Group was sold to Sonnepar SP with the North American operations going to Rexel. Dantech and IDG were purchased by private equity groups.

As these safety distributors consolidate and grow, we believe they are looking to reduce the number of safety manufacturing vendors they deal with and support, while at the same time shifting the burden of end user selling to the manufacturer. This creates a significant capital availability issue for small safety manufacturers as end user selling is more expensive, per sales dollar, than selling to safety distributors. As a result, the manufacturing sector in this industry is seeing follow-on consolidation. DuPont has acquired Marmac Manufacturing, Inc., Kappler, Inc., Cellucup, Melco, Mfg., and Regal Manufacturing since 1998, while in the related safety product industries Norcross Safety Products L.L.C. has acquired Morning Pride, Ranger-Servus, Salisbury, North and Pro Warrington and Christian Dalloz has acquired Bacou, USA which itself acquired Uvex Safety, Inc., Survivair, Howard Leight, Perfect Fit, Biosystems, Fenzy, Titmus, Optrel, OxBridge and Delta Protection. 3M acquired Aaero Corporation in 2008.

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

Business Strategy

Key elements of our strategy include:

•
Increase International Sales Opportunities. We intend to aggressively increase our penetration of the International markets for our product lines. In FY07 and FY08, we have opened sales offices in Beijing, Shanghai, and Weifang China; Tokyo, Japan; and Santiago, Chile: Our sales in our older United Kingdom operations grew by 34.6% in fiscal 2008, 46.6% in 2007 and 55.9% in 2006. We expect our newer operations in Chile, China, and India to ramp up sales on a similar basis to our UK operations.  We also have a letter of intent to purchase Qualytextil, a Brazilian manufacturer with FY08 sales of $10.0 million and revenue growth in the last year of 57%, with a closing scheduled for May 2, 2008.

•
Acquisitions. We believe that the protective clothing market is fragmented and presents the opportunity to acquire businesses that offer comparable products or specialty products that we do not offer. We intend to consider acquisitions that afford us economies of scale, enhanced opportunity for cross-selling, expanded product offerings and an increased market presence. We acquired a facility in New Delhi, India in November 2006 where we are producing Nitrile, Latex and Neoprene Gloves.  We also acquired Mifflin Valley, Inc., a manufacturer of high visibility protective clothing in August 2005. We intend to close in May 2008 on our acquisition of Qualytextil, a Brazilian manufacturer of fire protective clothing.

Index

•
Introduction of New Products. We continue our history of product development and innovation by introducing new proprietary products across all our product lines. Our innovations have included Micromax® disposable protective clothing line, our ChemMax® line of chemical protective clothing, our Despro® patented glove design, Microgard antimicrobial products for food service and our engineered composite glove products for high cut and abrasion, our Thermbar™ glove and sleeve products for heat protection, Grapolator™ sleeve lines for hand and arm cut protection and our Thermbar™ Mock Twist glove for hand and arm heat protection. We own 21 patents on fabrics and production machinery and have 11 additional patents in application. We will continue to dedicate resources to research and development.

•
Decrease Manufacturing Expenses by Moving Production to International Facilities. We have additional opportunities to take advantage of our low cost production capabilities in Mexico and China. Beginning in 1995, we successfully moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Beginning January 1, 2005, pursuant to the United States World Trade Organization Treaty with China, the reduction in quota requirements and tariffs imposed by the U.S. and Canada on textiles goods, such as our reusable woven garments, have made it more cost effective to move production for some of these product lines to our assembly facilities in China. We completed this process in fiscal 2008. As a result, we expect to see profit margin improvements for these product lines, which will allow us to compete more effectively as quota restrictions are removed and tariffs lowered.  We are now looking at Vietnam and Cambodia for any further expansion of our cut and sew capabilities.

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

•
Increase Sales to the First Responder Market. Our high-end chemical protective suits meet all of the regulatory standards and requirements and are particularly well qualified to provide protection to first responders to chemical or biological attacks. For example, our products have been used for response to recent threats such as the 2001 anthrax letters, the 2003 SARS epidemic, the 2004 ricin letters and the 2006 Avian Flu. A portion of appropriations for the Fire Act of 2002 and the Bio Terrorism Act of 2002 are available for purchase of products for first responders that we manufacture, and we are aggressively targeting this Homeland Security market.

•
Dealing with Price Increases in Raw Materials.  One major supplier, DuPont, increased the price of Tyvek® fabrics by 3.7% in January, 2005 by 4 to 6% in June 2005 and by 4.9% in November 2005.  However, in June of 2005 DuPont also published new garment price increases of 4% to 6%, depending on style, and again increased garment prices in November 2005 by approximately 6%.  We expect further fabric increases in 2008 due to rising oil prices. Past increases were mostly predicated upon increases in oil and natural gas which are prime components in the manufacturing of Tyvek®.  We react to such increases by increasing our inventories of Tyvek® roll goods prior to such announced increases.  Additionally, we have negotiated discounts or rebates with many suppliers of roll goods based upon volume purchases.  Nonetheless, Tyvek® garment pricing to prime volume accounts was very competitive in all of fiscal 2008.  In order to offset any negative effect of these prices increases we are continuing the operating cost reduction program already in effect continuing the measures initiated last year. We continue to meet competitive pricing conditions to maintain or increase market shares and such actions may reduce our margins in the future.

For example:

1.	We continue to press our raw material and component suppliers for price reductions and better payment terms.

Index

2.	We are sourcing more raw materials and components from our China based operations as opposed to sourcing in Europe and North America.

3.	We are re-engineering many products so as to reduce the amount of raw materials used and reduce the direct labor in such products.

Last year, we saw a strong competitive push in the marketplace for disposable protective clothing, with a large competitor offering an aggressive rebate program.  We are meeting competitive offers by increasing our supply and logistic efficiencies.  We lost significant amount of our sales volume in the Tyvek area with only a moderate net effect on our gross margins, due to aggressive internal cost reductions.

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

•
Long-standing Relationship with DuPont. We believe we are the largest independent customer for DuPont’s Tyvek® and TyChem® material for use in the industrial protective clothing market. Our trademark agreements with DuPont for Tyvek®, TyChem® and Kevlar® require strict quality standards as a prerequisite for using the DuPont trademarks and tradenames on the finished product. We believe this brand identification with DuPont benefits the marketing of our product lines, as over the past 30 years Tyvek® has become known as the standard for limited use/disposable protective clothing. We believe our relationship with DuPont to be excellent.

•
International Manufacturing Capabilities. We have operated our own manufacturing facilities in Mexico since 1995 and in China since 1996. Our three facilities in China total 239,000 sq. ft. of manufacturing, warehousing and administrative space while our facility in Mexico totals over 43,000 sq. ft. of manufacturing, warehousing and administrative space. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permits us to purchase certain raw materials at a lower cost than they are available domestically.

•
India.  In November 2006 we purchased three facilities comprising 58,945 square feet in New Delhi, India where we are producing nitrile, latex and neoprene gloves which are being sold in South America presently.  We intend to enter the North American and European markets in spring 2008 with a newly designed line of gloves.

•
International Sales Offices.  We have sales offices around the world to service various major markets, a greatly expanded Toronto, Canada facility that went on line in January 2008 for the Canadian market, an expanded Newport, United Kingdom office for the European Common Market that went on line in late 2007, and new sales offices in Beijing, Weifang and Shanghai, China covering China Australia, and Southeast Asia, Tokyo, Japan for Japan and Santiago, Chile and Jerez, Mexico for the South American market. The expected Brazil acquisition will complete the infrastructure for our strategy for South America.

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

Index

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

Index

Products
The following table summarizes our principal product lines, the raw materials used to manufacture them, their applications and end markets:

Product Line	Raw Material	Protection Against	End Market
Limited use/disposable protective clothing	• Tyvek® and laminates of Polyethylene, Spunlaced Polyester, SMS, Polypropylene, and Company Micromax, Micromax NS, ChemMax 1, ChemMax 2, Pyrolon®, and other non-woven fabrics
•  Contaminants, irritants, metals, chemicals, fertilizers, pesticides, acids, asbestos, PCBs, lead, dioxin and many other hazardous chemicals
•  Viruses and bacteria (AIDS, streptococcus, SARS and hepatitis)
• Chemical/petrochemical industries • Automotive and pharmaceutical industries • Public utilities • Government (terrorist response) • Janitorial • Medical Facilities
High-end chemical protective suits	• TyChem®QC • TyChem® SL • TyChem® TK • TyChem® F • TyChem® BR • ChemMax® 3 • Pyrolon® CRFR • Other Lakeland patented co-polymer laminates	• Chemical spills • Toxic chemicals used in manufacturing processes • Terrorist attacks, biological and chemical warfare (anthrax, ricin and sarin)	• Hazardous material teams • Chemical and nuclear industries • Fire departments (hazmat) • Government (first responders)
Fire fighting and heat protective apparel	• Nomex® • Aluminized Nomex® • Aluminized Kevlar® • PBI Matrix • Millenia® • Basofil® • Advance • Indura® Ultrasoft	• Fire, burns and excessive heat	• Municipal, corporate and volunteer fire departments • Wildland fire fighting • Hot equipment maintenance personnel and industrial fire departments • Oil well fires • Airport crash rescue
Gloves and arm guards (1)	• Kevlar® yarns • Kevlar® wrapped steel core yarns • Spectra® yarns • Dyneema® yarns	• Cuts, lacerations, heat and chemical irritants	• Automotive, glass and metal fabrication industries • Chemical plants • Food Processing
Reusable woven garments	• Staticsorb carbon thread with polyester • Cotton polyester blends • Cotton • Polyester • Nomex®/FR Cottons	• Protects manufactured products from human contamination or static electrical charge • Bacteria, viruses and blood borne pathogens • Protection from flash fires	• Hospital and industrial facilities • Clean room environments • Emergency medical ambulance services • Chemical and oil refining
High Visibility Clothing Reflective vests Jacket, Coats Jumpsuits “T” shirts, sweatshirts	• Polyester mesh • Solid polyester • FR polyester mesh • FR solid polyester	• Lack of visibility • Heat, flame, sparks	• Highway • Construction • Maintenance • Transportation

Index

Product Line	Raw Material	Protection Against	End Market
Raingear 70E Vests Jumpsuits with reflective trim	• Modacrylic • Modacrylic anti-static ▪ FR cotton ▪ Nomex ▪ FR trims	• Arc flash • Static buildup, explosive atmospheres • Fire, heat explosions	• Police • Fire, EMS • Electric utilities • Gas utilities • Extrication • Confined space rescue

(1) Industrial grade Nitrile, Latex, Neoprene, Buytl and other combinations thereof will be added to our product line in the spring of 2008 resulting from the acquisition of an Indian glove facility.  These industrial gloves are used to protect workers from hazardous chemicals and will complement our line of cut resistant Kevlar, Dyneema and Spectra string knit gloves, along with our hazardous chemical line of coveralls.

Limited Use/Disposable Protective Clothing

We manufacture a complete line of limited use/disposable protective garments, including coveralls, laboratory coats, shirts, pants, hoods, aprons, sleeves, arm guards, caps, and smocks. Limited use garments can also be coated or laminated to increase splash protection against harmful inorganic acids, bases and other liquid chemicals. Limited use garments are made from several non-woven fabrics, including Tyvek® and TyChem® QC (both DuPont fabrics) and our own trademarked fabrics such as Pyrolon® Plus 2, XT, CRFR, Micromax®, Micromax NS, Safegard “76” ®, Zonegard®, RyTex® ChemMax® 1, 2 and 3, and TomTex®, which are made of spunlaced polyester, polypropylene and polyethylene materials, laminates, films and derivatives. We incorporate many seaming and taping techniques depending on the level of protection needed in the end use application.

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

The capacity of our facilities, complemented by the availability of existing and other available independent sewing contractors, allow us to reduce, or alternately increase, our production capacity without incurring large on going costs typical of many manufacturing operations. This allows us to react quickly to changing unit demand for our products.

High-End Chemical Protective Suits

We manufacture heavy-duty chemical suits made from DuPont TyChem® QC, SL, F, BR and TK, fabrics and our proprietary ChemMax® 1, 2 and 3 fabrics. These suits are worn by individuals on hazardous material teams and within general industry to provide protection from powerful, highly concentrated and hazardous or potentially lethal chemical and biological toxins, such as toxic wastes at Super Fund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as anthrax, ricin, or saran and mustard gas), and chemicals and petro-chemicals present

Index

during the cleaning of refineries and nuclear facilities. Our line of chemical suits range in cost from $14 per coverall to $1192. The chemical suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. We have also introduced two garments approved by the National Fire Protection Agency (NFPA) for varying levels of protection:

•
TyChem® TK – a multi-layer film laminated to a durable non woven substrate. This garment offers the broadest temperature range for limited use garments of -94°F to 194°F. This garment is an encapsulating design and is available in National Fire Protection Agency 1991-2005 revision certified versions and meets the requirements of the flash fire option.

•
ChemMax® 3 – a multi-layer film laminated to a durable spunbonded substrate. This is a non-encapsulating garment and meets the requirements of NFPA 1992, 2005 Revision. In addition to NFPA certified ensembles, we also manufacture garments from our proprietary ChemMax® 1, ChemMax® 2, and ChemMax® 3 fabrics that are compliant with CE types 2, 3, and 4 for the international markets.

We manufacture chemical protective clothing at our facilities in Decatur, Alabama, Mexico and China. Using fabrics such as TyChem® SL, TyChem® TK, TyChem F, TyChem® BR, ChemMax® 1, ChemMax® 2 and ChemMax® 3, we design, cut, glue and/or sew the materials to meet customer purchase orders.

We derive most of our sales from the Fire Act. The federal government, through the Fire Act of 2002, appropriated approximately $750 million in 2003 to fire departments in the United States and its territories to fund the purchase of, among other things, personal protective equipment, including our fire fighting and heat protective apparel and high-end chemical protective suits. An additional $750 million was appropriated for 2004, $650 million for 2005, $648 million for 2006 and $547 million for 2007and $560 million for 2008. The Bio Terrorism Preparedness and Response Act of 2002 included appropriations of $3.643 billion for Bioterrorism Preparedness and $1.641 billion for Bioterrorism Hospital Preparedness between 2002 and 2006.  Hospital Preparedness is where we expect to see future garment sales.

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

Our fire suits range in price from $850 for standard fire department turn out gear to $2,000 for certain fire proximity suits. Approximately 70% of our heat protective clothing is currently manufactured at our facility in St. Joseph, Missouri with the remainder being made in our China facilities. Our Fyrepel® brand of fire fighting apparel continues to benefit from ongoing research and development investment, as we seek to address the ergonomic needs of stressful occupations.  Additionally, we have introduced a new line of our OSX turnout gear manufactured in China in order to compliment our US line.

Gloves and Arm Guards

We manufacture and sell specially designed gloves and arm guards made from Kevlar®, a cut and heat resistant material produced by DuPont, Spectra®, a cut resistant fiber made by Honeywell, and Dyneema®, a cut resistant fiber made by DSM Dyneema B.V. and our proprietary patented engineered yarns. We are one of only nine companies licensed in North America to sell 100% Kevlar® gloves, which are high strength, lightweight, flexible and durable. Kevlar® gloves offer a better overall level of protection and lower worker injury rates, and are more cost effective, than traditional leather, canvas or coated work gloves. Kevlar® gloves, which can withstand temperatures of up to 400°F and are cut resistant enough to allow workers to safely handle sharp or jagged unfinished sheet metal, are used primarily in the automotive, glass and metal fabrication industries. Our higher end string knit gloves range in price from $37 to $240

Index

for a dozen pair.

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

We have received patents for our DesPro and Des ProPlus products on manufacturing processes that provide greater cut and abrasion hand protection to the areas of a glove where it wears out prematurely in various applications. For example, the areas of the thumb crotch, and index fingers are made heavier than the balance of the glove providing increased wear protection and longer glove life reducing overall glove costs.  This proprietary manufacturing process allows us to produce our gloves more economically and provide a greater value to our end user.

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

Additionally, we are currently working on a new line of FR and Non FR garments that will be utilized in the Police/Swat and Emergency Medical Technician areas.

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

Our reusable woven garments range in price from $20 to $150 per garment.  We manufacture and sell woven cloth garments at our facilities in China and St. Joseph, Missouri. We are continuing to relocate highly repetitive sewing processes for our high volume, standard product lines such as woven protective coveralls and to our facilities in China where lower fabric and labor costs allow increased profit margins.

High-visibility Garments
Lakeland Reflective manufactures and markets a comprehensive group of reflective apparel meeting the American National Standards Institute (ANSI) requirements as designated under standards 107-2004 and 207-2006.  The line includes vests, T-shirts, sweatshirts, jackets, coats, raingear, jumpsuits, hats and gloves.

Fabrics available include solid and mesh fluorescent, polyester, both standard and fire retardant (FR) treated, Modacrylic materials which meet ASTM 1560 Test method for standard 70 Electric Arc Protection, are part of our offering.  We recently introduced a breathable Modacrylic fabric. This fabric should have great appeal in states where very hot weather affects utility workers working outside during spring and summer (heat prostration).

In the second quarter of this year we will be releasing a new series of High Contrast Bomber Jackets, with a polyester shell that is waterproof, breathable, and has a fire retardant (“FR”) treated fabric.  This product is intended to provide visibility to the Public Safety sector.  Public Safety as a market consists of Firemen, Police and Emergency Medical Services.  Such personnel also contend with hazards such as hot objects and sparks.  Hence the addition of the FR treatment makes this garment desirable in such working environments.

With the introduction of Lakeland’s Value Vest line, we will be in a position to enter the commodity vest market.  Distributor prices will range between $5.25 to $10.95 per vest depending on the fabric, trim, and vest class.  With the onset of Federal Legislation, 23CFR634, effective November 2008, all contractors and other groups, working on any highway which benefits from Federal Funds, will be required to wear class 2 or class 3 vests.  This legislation will greatly

Index

expand the market for economy priced vests, which we are manufacturing in China.

Our domestic vest production occurs at Shillington, PA.  Much of the manufacturing at this facility is focused on custom vest requirements.  Many corporations and agencies, such as State Departments of Transportation develop custom specifications which they feel are more efficient in meeting their specific needs versus an off-the-shelf product.  We also import product from China to meet the demand for items in high volume commodity markets.

In addition to ANSI Reflective items, Lakeland Hi-Visibility manufactures Nomex and FR cotton garments which have reflective trim as a part of their design criteria. These garments typically are used in rescue operations, such as those encountered with a vehicular crash.  Garments in this group are not as price sensitive as those in the reflective categories.  Consequently they are made in our Shillington, PA facility, where we can react to customized needs and offer quicker customer response.  Garments in this group can range in price from $200.00-$350.00.

Quality
Our Alabama, Missouri, Mexico, India and three China manufacturing facilities are ISO 9001 certified. ISO standards are internationally recognized quality manufacturing standards established by the International Organization for Standardization based in Geneva, Switzerland. To obtain our ISO registration, our factories were independently audited to test our compliance with the applicable standards. In order to maintain registration, our factories receive regular announced inspections by an independent certification organization. While ISO certification is advantageous in retaining CE certification of products, we believe that the ISO 9001 certification makes us more competitive in the marketplace, as customers increasingly recognize the standard as an indication of product quality.

As we are increasingly sourcing fabrics internationally, we have installed a quality control laboratory at our Weifang, China facility.  This laboratory is critical for insuring that our incoming raw materials meet our quality requirements, and we continue to add new capabilities to this facility to further guarantee product quality and to aid in new product development.

Marketing and Sales
We employ an in-house sales force of 15 people, 2 regional sales managers and utilize 42 independent sales representatives. These employees and representatives call on over 1000 safety and mill supply distributors nationwide and internationally in order to promote and provide product information for and sell our products. Distributors buy our products for resale and typically maintain inventory at the local level in order to assure quick response times and the ability to service their customers properly. Our sales employees and independent representatives have consistent communication with end users and decision makers at the distribution level, thereby allowing us valuable feedback on market perception of our products, as well as information about new developments in our industry. During fiscal 2008, no one single distributor accounted for 5% of our net sales.

We seek to maximize the efficiency of our established distribution network through direct promotion of our products at the end user level. We advertise primarily through trade publications and our promotional activities include sales catalogs, mailings to end users, a nationwide publicity program and our Internet web site. We exhibit at both regional and national trade shows such as the National Safety Congress and the American Society of Safety Engineers and A & A show in Dusseldorf, Germany.

Research and Development
We continue to evaluate and engineer new or innovative products. In the past three years we have purchased or introduced 139 new products, the more prominent of which are the Micromax® line of disposable protective clothing; newly configured lines of fire retardant work coveralls and fire turn-out gear; a SARS protective medical gown for Chinese hospital personnel; the Despro®, Grapolator™ and Microgard® anti microbial cut protective glove and sleeve lines for food service; our patented Thermbar™ Mock Twist that provides heat protection for temperatures up to 600°F; 20 new lines of nitrile, latex, rubber, neoprene and mixed laminate gloves made in our new India facility, and our new ChemMax® 1, 2, and 3 fabrics for protection against intermediate chemical threats. We own 21 patents on various fabrics, patterns and production machinery. We plan to continue investing in research and development to improve protective apparel fabrics and the manufacturing equipment used to make apparel. Specifically, we plan to continue to develop new specially knit and coated gloves, woven gowns for industrial and medical uses, fire retardant cotton fabrics and protective non-woven fabrics. During fiscal 2006, 2007 and 2008, we spent approximately $90,000, $100,000 and $359,000 respectively, on research and development.

To insure that our development activities are properly directed, we are active participants in standards writing.  We are

Index

represented on a number of relevant ASTM International and the International Safety Equipment Association (ISEA) committees and participate in NFPA standards writing meetings.  Internationally, we participate in the U.S. Technical Advisory Group (TAG) to ISO through the ASTM and monitor CEN activities through our European offices.

Suppliers and Materials
Our largest supplier is DuPont, from whom we purchase Tyvek® and TyChem® under North American trademark licensing agreements and Kevlar® under international trademark licensing agreements. Commencing in 1995, anticipating the expiration of certain patents on its proprietary materials, DuPont offered certain customers of these materials the opportunity to enter into one or two year trademark licensing agreements. In fiscal 2008, we purchased approximately 62% of the dollar value of our materials from DuPont, and Tyvek® constituted approximately 48% of our cost of goods sold and 58% of the dollar value of our raw material purchases.  We believe our relationship with DuPont to be excellent and our Tyvek/TyChem/Kevlar® trade mark licenses with DuPont have been in place since 1995. Prior to 1995 we bought Tyvek® from DuPont under informal branding agreements for 13 years.

We do not have long-term, formal trademark use agreements with any other suppliers of non-woven fabric raw materials used by us in the production of our limited use/disposable protective clothing product lines. Materials such as polypropylene, polyethylene, polyvinyl chloride, spun laced polyester and their derivatives and laminates are available from thirty or more major mills. Flame retardant fabrics are also available from a number of both domestic and international mills. The accessories used in the production of our disposable garments, such as thread, boxes, snaps and elastics are obtained from unaffiliated suppliers. We have not experienced difficulty in obtaining our requirements for these commodity component items.

We have not experienced difficulty in obtaining materials, including cotton, polyester and nylon, used in the production of reusable non-wovens and commodity gloves.  We obtain Spectra® yarn used in our super cut-resistant Dextra Guard gloves from Honeywell, and since we believe Honeywell will not be able to meet our supply needs for this material in the future we reacted to these shortages by developing a new relationship with DSM Dyneema B.V. for similar Dyneema® yarns.. We obtain Kevlar®, used in the production of our specialty safety gloves, from independent mills that purchase the fiber from DuPont.

Materials used in our fire and heat protective suits include glass fabric, aluminized glass, Nomex®, aluminized Nomex®, Kevlar®, aluminized Kevlar®, polybenzimidazole, as well as combinations utilizing neoprene coatings. Traditional chemical protective suits are made of Viton®, butyl rubber and polyvinyl chloride, all of which are available from multiple sources.  Advanced chemical protective suits are made from TyChem® SL, TK and BR fabrics, which we obtain from DuPont, and our own patented fabrics. We have not experienced difficulty obtaining any of these materials.

Material such as Nitrile Butadiene Rubber, Neoprene, Natural Rubber and Latex used at our new India facilities are available from multiple sources.

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

Competition
Our business is highly competitive due to large competitors who have monopolistic positions in the fabrics that are standards in the industry in disposable and high end chemical suits. Thus, barriers to entry in disposable Tyvek® and TyChem® garments are high. We believe that the barriers to entry in the reusable garments and gloves outside of Kevlar® are relatively low. We face competition in some of our other product markets from large established companies that have greater financial, research and development, sales and technical resources. Where larger competitors, such as DuPont, Kimberly Clark, Ansell Edmont and Sperian offer products that are directly competitive with our products, particularly as part of an established line of products, there can be no assurance that we can successfully compete for sales and customers. Larger competitors outside of our Disposable and Chemical Suit Lines also may be able to benefit from economies of scale and technological innovation and may introduce new products that compete with our products.

Seasonality
Our operations have historically been seasonal, with higher sales generally occurring in February, March, April and May when scheduled maintenance on nuclear, coal, oil and gas fired utilities, chemical, petrochemical and smelting

Index

facilities, and other heavy industrial manufacturing plants occurs, primarily due to moderate spring temperatures and low energy demands. Sales decline during the warmer summer and vacation months and gradually increase from Labor Day through February with slight declines during holidays such as Christmas. As a result of this seasonality in our sales, we have historically experienced a corresponding seasonality in our working capital, specifically inventories, with peak inventories occurring between September and March coinciding with lead times required to accommodate the spring maintenance schedules. We believe that by sustaining higher levels of inventory, we gain a competitive advantage in the marketplace. Certain of our large customers seek sole sourcing to avoid sourcing their requirements from multiple vendors whose prices, delivery times and quality standards differ.

In recent years, due to increased demand by first responders for our chemical suits and fire gear, our historical seasonal pattern has shifted. Governmental disbursements are dependent upon budgetary processes and grant administration processes that do not follow our traditional seasonal sales patterns. Due to the size and timing of these governmental orders, our net sales, results of operations, working capital requirements and cash flows can vary between different reporting periods. As a result, we expect to experience increased variability in net sales, net income, working capital requirements and cash flows on a quarterly basis. Upon the proposed acquisition of the Brazilian facility and our exclusive supply agreement with Wesfarmers in Australia, this seasonality may decrease as the South America Mercasor markets and Australian, New Zealand, and South African markets experience their high season during our summer and their low season during our winter.

Patents and Trademarks
We own 21 patents and have 11 patents in the application and approval process with the U.S. Patent and Trademark Office. We own 18 Trademarks and have 10 Trademarks in the application and approval process.  Additionally, a Patent Corporation Treaty application was filed for our Unilayer Glove Fabrics which involves technology using a robotic knitter that allows us to knit a glove using stronger or weaker yarns in different parts of the glove, as necessary, depending on the expected wear. Intellectual property rights that apply to our various products include patents, trade secrets, trademarks and to a lesser extent copyrights. We maintain an active program to protect our technology by ensuring respect for our intellectual property rights.

Employees
As of March 31, 2008, we had approximately 1,782 full time employees, 1,533, or 86.0%, of who were employed in our international facilities and 249, or 14.0%, of who were employed in our domestic facilities. An aggregate of 1,500 of our employees are members of unions. We are not currently a party to any collective bargaining agreements. We believe our employee relations to be excellent.  We presently have no contracts with these unions.

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

Available Information
We make available free of charge through our Internet website, www.lakeland.com – Investor Relations , All SEC filings, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed in accordance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our filings are also available to the public over the internet at the SEC’s website at http://www.sec.gov.  In addition, we provide paper copies of our SEC filings free of charge upon request.  Please contact the Corporate Secretary of the company at 631-981-9700 or by mail at our corporate address Lakeland Industries, Inc. 701-7 Koehler Avenue, Ronkonkoma, NY 11779.

Index

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

In fiscal 2008, we purchased approximately 63% of the dollar value of our raw materials from DuPont, and Tyvek® constituted approximately 43% of our cost of goods sold.  For periods in 1985 and 1987, DuPont placed all purchasers of Tyvek® on “allocation.”  “Allocation” is a circumstance in which demand outstrips supply and fabrics are sold based upon the amount a buyer purchased the prior year.  This allocation limited our ability to meet demand for our products during those years.  There can be no assurance that an adequate supply of Tyvek® or TyChem® will be available in the future.  Any shortage could adversely affect our ability to manufacture our products, and thus reduce our net sales.

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

Index

in China.  In addition, periods of international unrest may impede our ability to manufacture goods in other countries and could have a material adverse effect on our business and results of operations.

Our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates.

Most of our assembly arrangements with our foreign-based subsidiaries or third party suppliers require payment to be made in U.S. dollars.  These payments aggregated $26.0 million in fiscal 2008.  Any decrease in the value of the U.S. dollar in relation to foreign currencies could increase the cost of the services provided to us upon contract expirations or supply renegotiations.  There can be no assurance that we will be able to increase product prices to offset any such cost increases and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We are also exposed to foreign currency exchange rate risks as a result of our sales in foreign countries.  Our net sales to customers in Canada and EEC were $9.0 million USD, in fiscal 2008.  Our sales in Canada are denominated in Canadian dollars.  If the value of the U.S. dollar increases relative to the Canadian dollar and we are unable to raise our prices proportionally, then our profit margins could decrease because of the exchange rate change.  Although our labor, some fabric and component costs in China are denominated in the Chinese Yuan, this currency has historically been largely pegged to the U.S. dollar, which has minimized our foreign currency exchange rate risk in China.  Recently, however the Chinese Yuan has been allowed to float against to the U.S. dollar, and therefore, we will be exposed to additional foreign currency exchange rate risk.  This risk will also increase as we continue to increase our sales in other foreign countries.  See “Management’s Discussion and Analysis of Financial condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Risk.”

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

In the future, we may seek to acquire additional selected safety products lines or safety-related businesses which will complement our existing products.  Our ability to acquire these businesses is dependent upon many factors, including our management’s relationship with the owners of these businesses, many of which are small and closely held by individual stockholders.  In addition, we will be competing for acquisition and expansion opportunities with other companies, many of which have greater name recognition, marketing support and financial resources than us, which may result in fewer acquisition opportunities for us as well as higher acquisition prices.  There can be no assurance that we will be able to identify, pursue or acquire any targeted business and, if acquired, there can be no assurance that we will be able to profitably manage additional businesses or successfully integrate acquired business into our company without substantial

Index

costs, delays and other operational or financial problems.

If we proceed with the proposed Brazilian acquisition or any other significant acquisitions for cash, we may use a substantial portion of our available cash in order to consummate any such acquisition.  We may also seek to finance any such acquisition through debt or equity financings, and there can be no assurance that such financings will be available on acceptable terms or at all.  If consideration for an acquisition consists of equity securities, our stockholders could be diluted.  If we borrow funds in order to finance an acquisition, we may not be able to obtain such funds on terms that are favorable to us.  In addition, such indebtedness may limit our ability to operate our business as we currently intend because of restrictions placed on us under the terms of the indebtedness and because we may be required to dedicate a substantial portion of our cash flow to payments on the debt instead of to our operations, which may place us at a competitive disadvantage.

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

Our performance is substantially dependent on the continued services and performance of our senior management and certain other key personnel, including Christopher J. Ryan, our chief executive officer, president, general counsel and secretary, and Gary Pokrassa, our chief financial officer, who has 38 years of financial and accounting experience, Greg Willis, our executive vice president, due to their long experience in our industry.  Our executive officers, other than CFO, have an average tenure with us of 20 years and an average of 23 years of experience in our industry.  The loss of services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations.  In addition, any future expansion of our business will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing, customer service and manufacturing personnel and our inability to do so could have a material adverse effect on our business, financial condition and results of operations.

Because we do not have long-term commitments from many of our customers, we must estimate customer demand and errors in our estimates could negatively impact our inventory levels and net sales.

Our sales are generally made on the basis of individual purchase orders, which may later be modified or canceled by the customer, rather than long-term commitments.  We have historically been required to place firm orders for fabrics and components with our suppliers, prior to receiving an order for our products, based on our forecasts of customer demands.  Our sales process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates, causing excess inventory to accrue or a lack of manufacturing capacity when needed.  If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect or at all.  As a result, we would have excess inventory, which would negatively impact our financial results.  Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would lose sales opportunities, lose market share and damage our customer relationships.  On occasion, we have been unable to adequately respond to delivery dates required by our customers because of the lead time needed for us to obtain required

Index

materials or to send fabrics to our assembly facilities in China, India and Mexico.

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

We derived approximately 13.5% of our net sales from customers located in foreign countries in fiscal 2008.  We intend to increase the amount of foreign sales we make in the future.  The additional risks of foreign sales include:

•	Potential adverse fluctuations in foreign currency exchange rates;

•	Higher credit risks;

•	Restrictive trade policies of foreign governments;

•	Currency nullification and weak banking institutions;

•	Changing economic conditions in local markets;

•	Political and economic instability in foreign markets; and

•	Changes in leadership of foreign governments.

Some or all of these risks may negatively impact our results of operations and financial condition.

Covenants in our credit facilities may restrict our financial and operating flexibility.

We currently have one credit facility;
•	A five year, $25 million revolving credit facility which commenced July 2005, of which we had $8.9 million of borrowings outstanding as of January 31, 2008.

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

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from sales of equity or by borrowing money, to fund acquisitions, for the future growth and development of our business or to fund our operations and inventory, particularly in the event of a market downturn.  Although we have the ability until July 7, 2010 to borrow additional sums under our $25 million revolving credit facility, this facility contains a borrowing base provision and financial covenants that may limit the amount we can borrow thereunder or from other sources.  We may not be able to replace or renew this credit facility upon its expiration on terms that are as favorable to us or at all.  In addition, a number of factors could affect our ability to access debt or equity financing, including;

•	Our financial condition, strength and credit rating;

•	The financial markets’ confidence in our management team and financial reporting;

Index

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

As a general matter, a significant portion of our sales growth to our distributors is dependent upon resale by those distributors to customers that are funded in large part by federal, state and local government funding.  Specifically, approximately 20% of our high-end chemical suit sales are dependent on government funding.  Congress passed the 2001 Assistance to Firefighters Grant Program and the Bioterrorism Preparedness and Response Act of 2002.  Both of these Acts provide for funding to fire and police departments and medical and emergency personnel to respond to terrorist incidents.  Appropriations for these Acts by the federal government could be reduced or eliminated altogether.  Any such reduction or elimination of federal funding, or any reductions in state or local funding, could cause sales of our products purchased by fire and police departments and medical and emergency personnel to decline.

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

Index

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

As of April 10, 2008, our directors and executive officers beneficially owned approximately 20.4% of the outstanding shares of our common stock.  As a result of their ownership of common stock and their positions in our Company, our directors and executive officers are able to exert significant influence on our Company and on matters submitted to a vote by our stockholders.  In particular, as of April 10, 2008, Raymond J. Smith, our chairman of the board, and Christopher J. Ryan, our chief executive officer, president, general counsel and secretary and a director, beneficially owned approximately 9.69% and 7.45% of our common stock, respectively.  The ownership interests of our directors and executive officers, including Messrs. Smith and Ryan, could have the effect of delaying or preventing a change of control of our company that may be favored by our stockholders generally.

Provisions in our restated certificate of incorporation and by-laws and Delaware law could make a merger, tender offer or proxy contest difficult.

Our restated certificate of incorporation contains “super majority” voting for certain transactions and classified board provisions, authorized preferred stock that could be utilized to implement various “poison pill” defenses and a

Index

stockholder authorized, but as yet unused, Employee Stock Ownership Plan, all of which may have the effect of discouraging a takeover of Lakeland which is not approved by our board of directors.  Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the prescribed manner.  For a description of these provisions, see “Description of Capital Stock – Anti-Takeover Provisions.”

If we fail to maintain proper and effective internal controls or are unable to remediate the material weakness in our internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

 Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis involves substantial effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have documented and tested our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors on our internal control over financial reporting. Both we and our independent auditors will be testing our internal controls in connection with the audit of our financial statements for the year ending January 31, 2009 and, as part of that documentation and testing, identifying areas for further attention and improvement.

Based upon an evaluation performed as of January 31, 2008, we and our independent registered public accounting firm identified two material weaknesses in our internal controls. The material weaknesses related to the Company’s period-end financial reporting process relating to the elimination of inter-company profit in inventory and inadequate review of inventory cutoff procedures and financial statement reconciliations from our Chinese subsidiary. These control deficiencies resulted in audit adjustments to our January 31, 2008 financial statements.

The material weakness related to the elimination of inter-company profit in inventory resulted from a properly designed control that did not operate as intended due to human error. In response to these material weaknesses, we have initiated additional procedures to reduce the likelihood of future human error and enhance the review and reconciliation process for financial information reported by our Chinese subsidiary. With the implementation of these corrective actions we believe that the previously reported material weaknesses will be remediated as of the first quarter of the fiscal year 2009; however such procedures will not be tested until our first quarter close.

Implementing any additional required changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and add personnel and take significant time to complete. These changes may not, however, be effective in remediating the material weakness and maintaining the adequacy of our internal controls, and any failure to remediate the material weakness or maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may harm our stock price and make it more difficult for us to effectively market and sell our service to new and existing customers.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

Index

ITEM 2. PROPERTIES

We believe that our owned and leased facilities are suitable for the operations we conduct in each of them. Each manufacturing facility is well maintained and capable of supporting higher levels of production. The table below sets forth certain information about our principal facilities.
Address	Estimated Square Feet	Annual Rent	Lease Expiration	Principal Activity

Weifang Lakeland Safety Products Co., Ltd. Xiao Shi Village AnQui City, Shandong Province PRC 262100	106,000	Owned(1)	N/A	Manufacturing Administration Engineering

Qing Dao Lakeland Protective Products Co., Ltd Yinghai Industrial Park Jiaozhou, Shandong Province PRC 266318	121,675	Owned(1)	N/A	Manufacturing Administration Warehousing

Meiyang Protective Products Co., Ltd. Xiao Shi Village AnQui City, Shandong Province PRC 262100	11,296	$8,400	12/31/11	Manufacturing

Lakeland Industries, Inc. Woven Products Division 2401 SW Parkway St. Joseph, MO 64503	44,000	$96,000	7/31/12	Manufacturing Administration Warehousing

Lakeland Mexico Carretera a Santa Rita Calle Tomas Urbina #1 Jerez de Garcia, Salinas, Zacatecas Mexico	43,000	$169,000	3/31/10	Manufacturing Administration Warehousing

Lakeland Protective Wear, Inc. 5109-B7 Harvester Road Burlington, ON L7L 5Y9	12,000	$55,000	November 2007 Premises vacated in December 2007	Sales Administration Warehousing

Lakeland Protective Real Estate 59 Bury Court Brantford, ON N3S 0A9 Canada	22,092	Owned	N/A	Sales Administration Warehousing

Lakeland Industries, Inc. Headquarters 701-7 Koehler Avenue Ronkonkoma, NY 11779	6,250	Owned	N/A	Administration Studio Sales

Index

Address	Estimated Square Feet	Annual Rent	Lease Expiration	Principal Activity

Lakeland Industries, Inc. 202 Pride Lane Decatur, AL 35603	91,788	Owned	N/A	Manufacturing Administration Engineering Warehousing

Lakeland Industries, Inc. 3428 Valley Ave. (201½ Pride Lane) Decatur, AL 35603	49,500	Owned	N/A	Warehousing Administration

Lakeland Industries, Inc. (Harvey Pride, Jr. – officer- related party) 201 Pride Lane, SW Decatur, AL 35603	2,400	$18,000	3/31/09	Sales Administration

Lakeland Industries Europe Ltd. Wallingfen Park 236 Main Road Newport, East Yorkshire HU15 2RH U United Kingdom	4,550	Approximately $57,000 (varies with exchange rates)	1/31/11	Warehouse Sales

Lakeland Industries, Inc. Route 227 & 73 Blandon, PA 19510	12,000	$36,000 (Leased from D. Gallen an employee)	Month to Month	Warehouse

Lakeland Industries, Inc. 31 South Sterley Street Shillington, PA 19607	18,520	$60,395 (Leased from M. Gallen an employee)	7/31/10	Manufacturing Warehouse, Sales Administration

Lakeland India Private Ltd Plots 81, 50 and 24 Noida Special Economic Zone New Delhi, India	47,408	Owned (2)	N/A	Manufacturing Warehouse

Lakeland Industries Inc., Agencia En Chile Los Algarrobos nº 2228 Comuna de Santiago Código Postal 8361401 Santiago, Chile	542	$13,000	03/01/2010	Warehouse Sales

(1)
We own the buildings in which we conduct our manufacturing operations and lease the land underlying the buildings from the Chinese government.  We have 39 years and 44 years remaining under the leases with respect to the AnQui City and Jiaozhou facilities, respectively.

(2)	The annual total lease for the underlying land on plots 24, 81 and 50 amounts to approximately $10,000 on a lease expiring October 9, 2011.

Our facilities in Decatur, Alabama; Jerez, Mexico; AnQui, China; Jiaozhou, China; St. Joseph, Missouri, Shillington, Pennsylvania and New Delhi, India contain equipment used for the design, development and manufacture and sale of our products.  Our operations in Brantford, Canada; Newport, United Kingdom; and Santiago, Chile are primarily sales and warehousing operations receiving goods for resale from our manufacturing facilities around the world. We had $3.68 million, $3.85 million and $4.223 million of gross long-lived fixed assets, located in China and $0.85 million, $0.86 million and $0.0 million of long-lived assets located in Mexico as of January 31, 2006, 2007 and 2008.

Index

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to litigation arising in the ordinary course of our business. We are not currently a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Index

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

	Price Range of Common Stock
	High	Low
Fiscal 2009
First Quarter (through April 10, 2008)	$12.65	$10.06

Fiscal 2008
First Quarter	$14.94	$13.07
Second Quarter	14.13	12.67
Third Quarter	14.00	11.25
Fourth Quarter	12.02	9.73

Fiscal 2007
First Quarter	$18.64	$16.79
Second Quarter	17.22	12.54
Third Quarter	13.78	11.93
Fourth Quarter	15.25	13.11

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

On April 10, 2008 the last reported sale price of our common stock on the Nasdaq National Market was $12.65 per share. As of April 11, 2008, there were approximately 69 record holders of shares of our common stock.

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

Index

Equity Compensation Plans

The following table sets forth certain information regarding Lakeland’s equity compensation plans as of January 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price per share of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1))
Equity Compensation plans approved by security holders	(a)	(b)	(c)
Restricted stock grants-employees	31,680	$0	100,320
Restricted stock grants-directors	12,320	$0	31,680
Matching award program	4,983	$0	28,017
Bonus in stock program-employees	5,346	$0	27,654
Retainer in stock program-directors	0	$0	11,000
Total Restricted Stock Plans	54,329	$0	198,671

(1) At minimum levels

Index

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data as of and for our fiscal years  2004, 2005, 2006, 2007 and 2008 have been derived from our audited consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP as of and for the fiscal year ended January 31, 2004 and by Holtz Rubenstein Reminick LLP for 2005, 2006, 2007 and 2008. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K.

	Year Ended January 31,
	2004	2005	2006	2007	2008
	(in thousands, except share and per share data)
Income Statement Data:
Net sales	$89,717	$95,320	$98,740	$100,171	$95,740
Costs of goods sold	71,741	74,924	74,818	75,895	73,383
Gross profit	17,976	20,396	23,922	24,276	22,357

Operating expenses:
Selling and shipping	7,342	7,871	8,301	9,473	9,291
General and administrative	4,596	4,871	6,119	8,081	8,083
Impairment of goodwill	249	-----	-----	-----	-----
Total operating expenses	12,187	12,742	14,420	17,554	17,374
Operating profit	5,789	7,654	9,502	6,722	4,984

Other income (expense):
Interest expense	(535)	(207)	(167)	(356)	(330)
Interest income	19	18	49	20	66
Gain on Pension Plan Liquidation				353	-----
Other income	24	98	384	191	145
Total other expense	(492)	(91)	266	208	(119)
Income before minority interest	5,297	7,563	9,768	6,930	4,865
Minority interest in net income of variable interest entities	-----	494	-----	-----	-----
Income before income taxes	5,297	7,069	9,768	6,930	4,865

Income tax expenses	1,659	2,053	3,439	1,826	1,574

Net Income	$3,638	$5,016	$6,329	$5,104	$3,291
Net income per common share (Basic)(1)	$.92	$1.02	$1.15	$0.92	$0.60
Net income per common share (Diluted)(1)	$.92	$1.02	$1.15	$0.92	$0.59
Weighted average common shares outstanding(1)
Basic	3,954,947	4,918,856	5,518,751	5,520,881	5,522,751
Diluted	3,963,356	4,924,638	5,524,076	5,527,618	5,542,245

Balance Sheet Data (at period end):
Current assets	$43,285	$55,128	$63,719	$62,114	$70,269
Total assets	47,304	60,314	72,464	74,198	84,623
Current liabilities	21,509	4,152	3,839	4,326	4,997
Long-term liabilities	768	1,695	7,829	3,813	10,753
Stockholders’ equity	25,027	54,467	60,796	66,059	68,873

(1)   Adjusted for periods prior to August 1, 2006 to reflect our 10% stock dividends to stockholders of record as of July 31, 2002, July 31, 2003, April 30, 2005 and August 1, 2006. Earnings per share have been restated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

Index

Repurchase of Securities
We did not repurchase any of our Common Stock or other securities during our fiscal year ending January 31, 2008. However, the Company did initiate a stock repurchase program on February 21, 2008 and has repurchased 79,488 shares as of April 10, 2008.

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

Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing market. Our products are sold by our in-house sales force and independent sales representatives to a network of over 1,000 safety and mill supply distributors. These distributors in turn supply end user industrial customers such as chemical/petrochemical, automobile, steel, glass, construction, smelting, janitorial, pharmaceutical and high technology electronics manufacturers, as well as hospitals and laboratories. In addition, we supply federal, state and local governmental agencies and departments such as fire and police departments, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Our net sales attributable to customers outside the United States were $9.6 million, $11.5 million and $13.0 million, in fiscal 2006, fiscal 2007 and fiscal 2008, respectively.

Our North American sales of limited use/disposable protective clothing declined approximately 10% in the year ended January 31, 2008 compared to the year ended January 31, 2007. In FY 08 just ended, we have seen a strong competitive push in the marketplace for disposable protective clothing, with a large competitor offering an aggressive rebate program.  We have met competitive offers with the help and support from a large supplier.  About 7 percentage points of this decline in volume was lost to this competition, with the balance resulting from an overall decline in the market.  This loss in volume was absorbed with only a moderate net effect on our ultimate margins.

Our cost of goods sold was impacted in Q1 and Q2 by the cost of material purchased in FY06 with no rebates. This material was charged to our cost of goods sold under strict FIFO accounting at the end of Q1 and the beginning of Q2, after which we have had a smooth flow of material costs. We expect that distributors will continue to stock inventory at historical levels as economic conditions in the United States continue to remain slightly positive. In addition, our net sales are driven in part by government funding and health-related events. Our net sales attributable to chemical suits decreased 2.5% in the year ended January 31, 2008 compared to the year ended January 31, 2007. These sales decreases were due primarily to a lull in government spending utilizing Fire Act monies and delays by state and local governmental purchasers in spending their Bio-Terrorism monies.  These governmental sales are driven primarily by grants from the federal government under the Fire Act of 2002 and the Bio Terrorism Preparedness and Response Act of 2002 as administered by the Department of Homeland Security. During fiscal 2004, as a result of the SARS virus outbreak in various cities in 2003, we sold approximately $1.1 million of SARS-related garments in China, Toronto, Hong Kong and Taiwan. The Centers for Disease Control has recommended protective garments be used to protect healthcare workers in the fight against the spread of the SARS virus and the Avian Flu. In the event of future outbreaks of SARS or other similar contagious viruses, such as Avian Flu in 2005, we have positioned ourselves with increased production capacity.

We have operated manufacturing facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. We are close to completion of moving the production of our reusable woven garments and gloves to these facilities and expect to complete this process by the second quarter of fiscal 2009. As a result, we

Index

expect to see profit margin improvements for these particular product lines as well. The Company has decided to restructure its manufacturing operations in Mexico, by closing its previous facilities in Celaya and opening new facilities in Jerez.  The Company estimates the costs to close, move and start up has aggregated approximately $500,000 pretax.  This restructuring will allow for lower occupancy and labor costs and a more efficient production configuration.  This cost was charged to its first quarter FY2008 results

Critical Accounting Policies and Estimates
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

Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts to provide for accounts receivable that may not be collectible. In establishing the allowance for doubtful accounts, we analyze the collectability of individual large or past due accounts customer-by-customer. We establish reserves for accounts that we determine to be doubtful of collection.

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

Index

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

Results of Operations
The following table set forth our historical results of operations for the years ended January 31, 2006, 2007 and 2008 as a percentage of our net sales.

	Year Ended January 31,
	2006	2007	2008
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	75.8%	75.8%	76.6%
Gross profit	24.2%	24.2%	23.4%
Operating expenses	14.6%	17.5%	18.1%
Operating profit	9.6%	6.7%	5.2%
Interest expense, net	0.2%	.4%	(0.1%)
Income tax expense	3.5%	1.8%	1.6%
Net income	6.4%	5.1%	3.4%

Significant Balance Sheet fluctuation January 31, 2008 as compared to January 31, 2007

Balance Sheet Accounts.  The increase in cash and cash equivalents of $1.5 million is primarily the result of building up a cash position in China denominated in Chinese RMB. The increase in borrowings of $5.1 million under the revolving credit agreement is principally due to the increase in inventories of $7.7 million as we took advantage of discounts in purchasing of raw materials from our major supplier and in anticipation of price increases. We have built raw material reserves due to an anticipated increase in the cost of these raw materials.  Plant property and equipment increased mainly as a result of construction of a new warehouse and distribution center in Canada which opened in December 2007.

Year ended January 31, 2008 compared to the year ended January 31, 2007

	For the Year Ended January 31,		For the three months Ended January 31,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	23.4%	24.2%	24.7%	22.0%
Operating expenses	18.1%	17.5%	17.8%	16.5%
Operating profit	5.2%	6.7%	6.9%	5.5%
Income before tax	5.1%	6.9%	6.6%	6.8%
Net income	3.4%	5.1%	4.0%	5.1%

Net Sales.  Net sales decreased $4.4 million, or (4.4%), to $95.7 million for the year ended January 31, 2008 compared to $100.2 million for the year ended January 31, 2007. The net decrease was comprised of decreased sales in Tyvek disposable garments of $6.9 million in the U.S. and $1.0 million in Canada primarily due to competitive market conditions, competitors rebate programs, lower government spending in the Company’s Chemical Protective garments by $200,000 and less revenue from India of $210,000 as a result of its shutdown for retooling during this fiscal year, counter balanced by growth in sales in Chile and United Kingdom subsidiaries of $1.2 million and by increased external sales from China of $1.1 million.  The Company re-opened its Indian facility in March 2008, so the resumption of glove sales should take full effect in the second quarter of fiscal 2009.  Sales of wovens and gloves increased by $1.3 million compared to the same period last year. The increase in woven sales was due to the Company’s new anti-static product, and to the increase in fire gear sales which was due to all new NFPA standards and Underwriter’s Laboratory (UL) certifications regarding the construction of fire gear, which negatively impacted the entire industry in the first two quarters. The $230,000 decline in glove sales was due to the loss of two customers, one of whom went out of business. Wovens sales benefited from the introduction of a new line of aseptic anti-static garments.

Index

Gross Profit. Gross profit decreased $1.9 million or 7.9% to $22.4 million for the year ended January 31, 2008 from $24.3 million for the year ended January 31, 2007.  Gross profit as a percentage of net sales decreased to 23.4% for the year ended January 31, 2008 from 24.2% for the year ended January 31, 2007, primarily due to a sales rebate program to meet competitive conditions resulting in a $467,000 reduction in sales and higher Tyvek fabric costs. Such higher Tyvek costs resulted from Tyvek purchased earlier with no rebate, charged to costs of goods sold for the months of April, May and into early June resulting in higher costs of approximately $510,000. The supply of this higher cost raw material has now been exhausted, so gross margin improvement is anticipated relative to the lower cost of materials for new sales as compared to sales in the prior periods. Start-up expenses included in gross profits costs related to the new foreign subsidiaries of approximately $275,000 were partially offset by ongoing cost reduction programs in component and service-purchasing, shifting production from the U.S. to China and Mexico, and a completion of the plant restructuring in Mexico, rework expenses on a chemical suit contract, and reduced volumes in lower margin fire gear and gloves.

Operating Expenses.  Operating expenses decreased $0.2 million, or 1.0% to $17.4 million for the year ended January 31, 2008 from $17.6 million for the year ended January 31, 2007.  As a percent of net sales, operating expenses increased to 18.1% for the year ended January, 2008 from 17.5% for the year ended January 31, 2007.  The $0.2 million decrease in operating expenses in the year ended January 31, 2008 compared to the year ended January 31, 2007 was principally due to (decreases) or increases in:

☐	($0.25) million miscellaneous net expense decreases.
☐	$(0.20) million net reduction of SGA costs from new entities in India, Chile and Japan.
☐	$(0.20) million of net reduction in insurance and employee benefits mainly resulting from a more positive experience in our self insured medical plan.
☐
$(0.17) million net reduction in sales salaries and commissions, mainly in disposables, chemicals and Canada and related payroll taxes.  Several senior level sales personnel were added to support lagging sales in disposables, support new product introductions and coordinate international sales efforts, offset by lower commissions due to lower volume.

☐	$0.09 million in share-based compensation.
☐
$0.26 million increase in R&D spending as several projects were proven conceptually necessitating further investigation and development. As a result, FY08 R&D expenses were largely related to product testing and certification while FY07 R&D was primarily raw material evaluation.

☐	$0.28 million in higher professional and consulting fees, largely resulting from engineering consultants setting up the Indian production facility.

    Operating Profit.  Operating profit decreased by $1.7 million, or 25.9% to $5.0 million, from $6.7 million for the prior year. Operating income as a percent of net sales decreased to 5.2% for the year ended January 31, 2008 from 6.7% for the year ending January 31, 2007 primarily due to increased operating expenses and lower volumes as discussed above.

Interest Expense.  Interest expense decreased by $26,000 for the year ended January 31, 2008 compared to the year ended January 31, 2007 because of reduced borrowings and interest rate decreases.

Other Income - Net.  Other income net decreased $.4 million principally as a result of a non-recurring gain on a pension plan liquidation of $.35 million in the previous year.

Income Tax Expense.  Income tax expenses consist of federal, state and foreign income taxes. Income tax expense decreased $.25 million, or 13.8%, to $1.6 million for the year ended January 31, 2008 from $1.8 million for the year ended January 31, 2007.  Our effective tax rate was 32.3% and 26.3% for the year ended January 31, 2008 and 2007, respectively.  Our effective tax rate varied from the federal statutory rate of 34% due primarily to lower foreign tax rates, offset by the $500,000 Mexican restructuring charge which did not result in a tax benefit.

Net Income.  Net income decreased $1.8 million or 35.5%, to $3.3 million for the year ended January 31, 2008 from $5.1 million for the year ended January 31, 2007. The decrease in net income was the result of an increase in expenses related to the new foreign facilities in India, Chile, Japan and a decrease in profit by the domestic operations.

Index

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

 Gross Profit.  Gross Profit increased $.35 million, or 1.4%, to $24.3 million for the year ended January 31, 2007 from $23.9 million for the year ended January 31, 2006.  Gross profit as a percent of net sales held steady at 24.2% for the year ended January 31, 2007 and for the year ended January 31, 2006, primarily because of cost reductions achieved by shifting production of additional Tyvek®-based products and chemical suits to China and Mexico and changes in the mix resulting from sales of the higher margin chemical suits while incurring costs related to the new facilities in India, Chile and Japan. We have increasingly shifted and will continue to shift production to these lower-cost facilities.

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

Index

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

Cash Flows

As of January 31, 2008 we had cash and cash equivalents of $3.4 million and working capital of $65.3 million, an increase of $1.5 million and $7 million, respectively, from January 31, 2007. Our primary sources of funds for conducting our business activities have been from cash flow provided by operations and borrowings under our credit facilities described below. We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

Net cash used by operating activities of $2.1 million for the year ended January 31, 2008 was due primarily to net income of $3.3 million, offset by an increase in inventories of $7.7 million. Net cash provided by operations for the year ended January 31, 2007 was primarily due to net income of $5.1 million and a decrease in inventories of $4.3 million, offset by an increase in prepaid taxes and other current assets of $1.6 million.

Net cash used in investing activities of $3.4 million and $4.3 million in the years ended January 31, 2008 and 2007, respectively, was due to purchases of real estate, property and equipment, the construction of new facilities in Canada in FY08 and the acquisitions of the India facility. Net cash used in and provided by financing activities in the years ended January 31, 2008 and 2007 was primarily attributable to a decreased and increased borrowing under our credit facilities, respectively.

Credit Facilities

We currently have one credit facility:

•	A five year, $25 million revolving credit facility, of which we had borrowings outstanding as of January 31, 2008 amounting to $8.9 million

Our $25 million revolving credit facility permits us to borrow up to the lower of $25 million and a borrowing base determined by reference to a percentage of our eligible accounts receivable and inventory. Our $25 million revolving credit facility expires on July 31, 2010.  Borrowings under this revolving credit facility bear interest at the London Interbank Offering Rate (LIBOR) plus 60 basis points and were 3.74% at January 31, 2008. As of January 31, 2008, we had $16.1 million of borrowing availability under this revolving credit facility.

Our credit facility requires that we comply with specified financial covenants relating to interest coverage, debt coverage, minimum consolidated net worth, and earnings before interest, taxes, depreciation and amortization. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be

Index

immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our credit facilities. As of January 31, 2008, we were in compliance with all covenants contained in our credit facilities.

We believe that our current cash position of $3.4 million, our cash flow from operations along with borrowing availability under our $25 million revolving credit facility will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

Capital Expenditures

Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment, leasehold improvement and automobiles, as well as payments related to the construction of our facilities in China. In FY08 we added additional dormitory, cleanroom, manufacturing and warehouse space in our QingDao, China facility totaling 31,285 additional feet of floor space costing $300,000. Our facilities in China are not encumbered by commercial bank mortgages and thus Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. We expect our capital expenditures to be approximately $1.2 million to purchase our capital equipment primarily computer equipment and apparel manufacturing equipment

Contractual Obligations
  We had no off-balance sheet arrangements at January 31, 2008. As shown below, at January 31, 2008, our contractual cash obligations totaled approximately $11.7 million, including lease renewals entered into subsequent to January 31, 2008.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Canada Facility Construction	$1,923,000	$94,000	$282,000	$188,000	$1,359,000
Operating leases	943,000	332,000	464,000	147,000	-----
Revolving credit facility	8,871,000	-----	8,871,000	----	-----
Total	$11,737,000	$425,000	$9,617,000	$335,000	$1,359,000

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

Effects of Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax

Index

position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  We adopted FIN No. 48 effective as of February 1, 2007.

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

Statement of Financial Accounting Standards No. 141(R), Business Combinations (“Statement 141(R)”), was issued in December 2007. Statement 141 (R) requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. Statement 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. Statement 141(R) amends Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. Statement 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. We expect to adopt Statement 141 (R) on February 1, 2009. Statement 141R’s impact on accounting for business combinations is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning February 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be to applied retrospectively to all periods presented. The Company believes that this pronouncement will not have a material effect on the financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities —  An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after

Index

November 15, 2008. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to changes in foreign currency exchange rates as a result of our purchases and sales in other countries. To manage the volatility relating to foreign currency exchange rates, we seek to limit, to the extent possible, our non-U.S. dollar denominated purchases and sales.

In connection with our operations in China, we purchase a significant amount of products from outside of the United States. However, our purchases in China are primarily made in Chinese Yuan, the value of which had been largely pegged to the U.S. dollar for the last decade.  However, the Chinese Yuan has recently been decoupled from the U.S. Dollar and allowed to float by the Chinese government, and therefore, we will be exposed to additional foreign exchange rate risk on our Chinese raw material and component purchases.

Our primary risk from foreign currency exchange rate changes is presently related to non-U.S. dollar denominated sales in Canada and, to a smaller extent, in Europe. Our sales to customers in Canada are denominated in Canadian dollars.  If the value of the U.S. dollar increases relative to the Canadian dollar, then our net sales could decrease as our products would be more expensive to our Canadian customers because of changes in rate of exchange. Our sales in China are denominated in the Chinese Yuan; however, our sales there are presently not material. At this time, we do not manage the foreign currency risk through the use of derivative instruments. A 10% decrease in the value of the U.S. dollar relative to foreign currencies would increase the landed costs of our products into the U.S., but would make our selling price for international sales more attractive with respect to foreign currencies.  As non-U.S. dollar denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results.

Interest Rate Risk

We are exposed to interest rate risk with respect to our credit facilities, which have variable interest rates based upon the London Interbank Offered Rate. At January 31, 2008, we had $8.9 million in borrowings outstanding under this credit facility. If the interest rate applicable to this variable rate debt rose 1% in the year ended January 31, 2008, our interest expense would have increased and our income before income taxes would have decreased by less than $45,000.

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
Ronkonkoma, New York

We have audited the accompanying consolidated balance sheets of Lakeland Industries, Inc. and Subsidiaries ("Lakeland") as of January 31, 2008 and 2007 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended January 31, 2008. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K for the years ended January 31, 2008, 2007 and 2006. We have also audited Lakeland’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lakeland’s management is responsible for these consolidated financial statements and schedule. Lakeland’s management is also responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting" in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and the schedule and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified two material weaknesses in its period-end financial reporting process relating to the elimination of inter-company profit in inventory and inadequate review of inventory cutoff procedures and financial statement reconciliations for one of Lakeland's China subsidiaries. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended January 31, 2008, and our opinion regarding the

Index

effectiveness of Lakeland’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, because of the material weaknesses identified above on the achievement of the objectives of the internal control criteria, Lakeland did not maintain effective internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Also in our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lakeland Industries, Inc. and Subsidiaries as of January 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective February 1, 2007, Lakeland adopted FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes, and Interpretation of FASB Statement No. 109”, and changed the way it accounts for uncertain tax positions.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York
April 10, 2008

Index

Lakeland Industries, Inc.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	2008	2007
Assets
Current assets
Cash and cash equivalents	$3,427,672	$1,906,557
Accounts receivable, net of allowance for doubtful accounts of $45,000 and $103,000 at January 31, 2008 and 2007, respectively	14,927,666	14,780,266
Inventories, net of reserves of $607,000 and $306,000 at January 31, 2008 and 2007, respectively	48,116,173	40,955,739
Deferred income taxes	1,969,713	1,355,364
Prepaid income tax	-----	1,565,384
Other current assets	1,828,210	1,550,338
Total current assets	70,269,434	62,113,648
Property and equipment, net	13,324,648	11,084,030
Other assets, net	157,474	129,385
Goodwill	871,297	871,297
Total assets	$84,622,853	$74,198,360

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,312,696	$3,055,339
Accrued compensation and benefits	406,501	766,451
Other accrued expenses	1,183,660	504,172
Current maturity of long term debt	94,000	-----
Total current liabilities	4,996,857	4,325,962
Borrowings under revolving credit facility	8,871,000	3,786,000
Construction loan payable (net of current maturity of $94,000)	1,882,085	-----
Deferred income taxes.	-----	27,227

Total liabilities	15,749,942	8,139,189

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par; 1,500,000 shares authorized; none issued
Common stock, $.01 par; 10,000,000 shares authorized; 5,523,288 and 5,521,824 shares issued and outstanding at January 31, 2008 and 2007, respectively	55,233	55,218
Additional paid-in capital	49,211,961	48,972,025
Retained earnings	19,641,790	17,031,928
Other comprehensive loss	(36,073)	-----
Total stockholders' equity	68,872,911	66,059,171
Total liabilities and stockholders' equity	$84,622,853	$74,198,360

The accompanying notes are an integral part of these consolidated financial statements.

Index

Lakeland Industries, Inc.
and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	2008	2007	2006
Net sales	$95,740,068	$100,170,942	$98,740,066
Cost of goods sold	73,382,713	75,895,066	74,817,715
Gross profit	22,357,355	24,275,876	23,922,351
Operating expenses
Selling and shipping	9,291,263	9,473,404	8,301,216
General and administrative	8,082,618	8,080,567	6,118,722

Total operating expenses	17,373,881	17,553,971	14,419,938
Operating profit	4,983,474	6,721,905	9,502,413
Other income (expense)
Interest expense	(330,268)	(356,331)	(166,805)
Interest income	66,722	20,466	48,545
Gain on pension plan liquidation	-----	352,843	-----
Other income – net	144,870	191,163	383,909
Total other income (expense)	(118,676)	208,141	265,649
Income before income taxes	4,864,798	6,930,046	9,768,062

Income tax expense	1,573,936	1,825,847	3,438,698

Net income	$3,290,862	$5,104,199	$6,329,364
Net income per common share
Basic	$0.60	$0.92	$1.15

Diluted	$0.59	$0.92	$1.15

Weighted average common shares outstanding
Basic	5,522,751	5,520,881	5,518,751

Diluted	5,542,245	5,527,618	5,524,076

The accompanying notes are an integral part of these consolidated financial statements.

Index

Lakeland Industries, Inc.
and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Fiscal years ended January 31, 2008, 2007 and 2006

	Common stock		Additional paid-in	Retained	Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance, February 1, 2005	4,560,885	$45,609	$36,273,046	$18,148,016	$ -----	$54,466,671

Net income				6,329,364	-----	6,329,364
10% stock dividend	456,161	4,561	6,158,175	(6,162,735)	-----	-----
Balance, January 31, 2006	5,017,046	50,170	42,431,221	18,314,645	-----	60,796,036

Exercise of stock options	2,662	27	11,849	-----	-----	11,876
Net income	-----	-----	-----	5,104,199	-----	5,104,199
10% stock dividend	502,116	5,021	6,381,894	(6,386,916)	-----	-----
Stock based compensation	-----	-----	147,061	-----	-----	147,061
Balance, January 31, 2007	5,521,824	55,218	48,972,025	17,031,928	-----	66,059,171
Net income	-----	-----	-----	3,290,862	-----	3,290,862
Effect of adoption of FIN 48	-----	-----	-----	(419,000)	-----	(419,000)
Effect of adoption of SAB No. 108	-----	-----	-----	(262,000)	-----	(262,000)
Exercise of stock option	1,464	15	6,675	-----	-----	6,690
Other comprehensive loss	-----	-----	-----	-----	(36,073)	(36,073)
Stock based compensation	-----	-----	233,261	-----	-----	233,261
Balance, January 31, 2008	5,523,288	$55,233	$49,211,961	$19,641,790	$(36,073)	$68,872,911

The accompanying notes are an integral part of these consolidated financial statements.

Index

Lakeland Industries, Inc.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2007	2006
Cash flows from operating activities
Net income	$3,290,862	$5,104,199	$6,329,364
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Reserve for inventory obsolescence	300,626	(58,626)	(31,000)
Provision for bad debts	(58,000)	55,036	-----
Deferred income taxes	(641,576)	(497,435)	43,803
Depreciation and amortization	1,186,840	1,048,380	993,686
Stock based and restricted stock compensation	233,261	147,061	-----
Gain on pension plan liquidation	-----	(352,843)	-----
(Increase) decrease in operating assets:
Accounts receivable	(89,400)	(338,985)	(726,169)
Inventories	(7,723,060)	4,346,377	(13,693,881)
Prepaid income taxes and other current assets	1,110,311	(1,586,206)	(1,046,265)
Other assets	(305,961)	(11,056)	323,427
Increase (decrease) in operating liabilities
Accounts payable	257,357	518,583	(391,737)
Accrued expenses and other liabilities	319,538	(31,921)	(225,580)
Pension liability	-----	(116,691)	-----
Net cash (used in) provided by operating activities	(2,119,202)	8,225,873	(8,424,352)
Cash flows from investing activities
Purchase of assets in India from RFB Latex	-----	(3,464,994)	-----
Purchase of Mifflin Valley	-----	-----	(1,907,680)
Purchases of property and equipment	(3,427,458)	(912,651)	(4,592,897)
Net cash used in investing activities	(3,427,458)	(4,377,645)	(6,500,577)
Cash flows from financing activities
Net borrowings (payments) under credit agreement	5,085,000	(3,486,000)	7,272,000
Net proceeds from construction loan	1,976,085	-----	-----
Proceeds from exercise of stock options	6,690	11,876	-----
Net cash provided by (used in) financing activities	7,067,775	(3,474,124)	7,272,000
Net increase (decrease) in cash and cash equivalents	1,521,115	374,104	(7,652,929)
Cash and cash equivalents at beginning of year	1,906,557	1,532,453	9,185,382

Cash and cash equivalents at end of year	$3,427,672	$1,906,557	$1,532,453

See note for Supplemental Cash Flow information.

The accompanying notes are an integral part of these consolidated financial statements

Index

Lakeland Industries, Inc.
and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008, 2007 and 2006

 1. –  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Lakeland Industries, Inc. and Subsidiaries (the “Company”), a Delaware corporation, organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing market.  The principal market for the company’s products is in the United States. No customer accounted for more than 10% of net sales during the fiscal years ended January 31, 2008, 2007 and 2006.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laidlaw, Adams & Peck, Inc. and Subsidiary MeiYang Protective Products Co. Ltd., (a Chinese corporation), Lakeland Protective Wear, Inc. and Lakeland Protective Real Estate (Canadian corporations), Weifang Lakeland Safety Products Co., Ltd. (a Chinese corporation), Qingdao Lakeland Protective Products Co., Ltd. (a Chinese corporation), Lakeland Industries Europe Ltd. (a British corporation), Lakeland Industries Inc. Agencia en Chile, (a Chilean corporation), Lakeland Japan, Inc. (a Japanese corporation), Lakeland India Private, Ltd and Lakeland Gloves and Safety Apparel Private Limited (Indian corporations) and Lakeland de Mexico S.A. de C.V. and Industrias Lakeland S.A. de C.V. (Mexican corporations).  All significant intercompany accounts and transactions have been eliminated. On February 23, 2007, Lakeland Gloves and Safety Apparel Private Limited was formed to hold the assets of the Company’s recently purchased Indian business. On March 27, 2007, Industrias Lakeland de S.A. de C.V. was formed to operate the new facilities in Jerez, Mexico.

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

	Fiscal Years Ended January 31,
	2008		2007		2006
Domestic	$82,773,000	86.5%	$88,667,000	88.5%	$89,107,000	90.2%
International	12,967,000	13.5%	11,504,000	11.5%	9,633,000	9.8%
Total	$95,740,000	100.0%	$100,171,000	100.0%	$98,740,000	100.0%

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008, 2007 and 2006
1. (continued)

Goodwill

 In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill and other indefinite life intangible assets are no longer amortized, and are assessed for impairment annually upon occurrence of an event that indicates impairment may have occurred.  Goodwill impairment is evaluated, utilizing a two-step process as required by SFAS No. 142.  Factors that the Company considers important that could identify a potential impairment include: significant under performance relative to expected historical or projected future operating results; significant changes in the overall business strategy; and significant negative industry or economic trends. When the Company determines that the carrying value of intangibles and goodwill may not be recoverable based upon one or more of these indicators of impairment, the Company measures any potential impairment based on a projected discounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results.

On August 1, 2005, the Company purchased Mifflin Valley, Inc, a Pennsylvania manufacturer.  This acquisition resulted in the recording of $871,297 in goodwill as of January 31, 2006.  Management has determined there is no impairment of this goodwill at January 31, 2008 and 2007.

 Self-Insured Liabilities

       The Company has a self-insurance program for certain employee health benefits. The cost of such benefits is recognized as expense based on claims filed in each reporting period and an estimate of claims incurred but not reported during such period. This estimate is based upon historical trends and amounted to $120,000 for each of the years ended January 31, 2008 and 2007. The Company maintains separate insurance to cover the excess liability over set single claim amounts and aggregate annual claim amounts.

Stock-Based Compensation

Effective February 1, 2006, the Company accounts for share based compensation in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards “Share-based Payment” (“FAS” No. 123 (R)”), which replaced FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations.  FAS  No. 123(R) requires compensation costs related to share-based payment transactions including employee stock options, to be recognized in the financial statements.  In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views regarding the interaction between FAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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
January 31, 2008, 2007 and 2006

1. (continued)

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

The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the year ended January 31, 2006.

2006
Net income
As reported	$6,329,364
Less:
Stock –based employee compensation expense determined under fair value based method, net of related tax benefit	9,627
Net income, Pro forma	$6,319,737
Basic earnings per common share
As reported	$1.15
Pro forma	$1.15
Diluted earnings per common share
As reported	$1.15
Pro forma	$1.15

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to provide for accounts receivable that may not be collectible.  In establishing the allowance for doubtful accounts, the Company analyzes the collectability of individual large or past due accounts customer-by-customer.  The Company establishes reserves for accounts that it determines to be doubtful of collection.

Shipping and Handling Costs

For larger orders, except in its Fyrepel product line, the Company absorbs the cost of shipping and handling.  For those customers who are billed the cost of shipping and handling fees, such amounts are included in net sales.  Shipping and handling costs associated with outbound freight are included in selling and shipping expenses and aggregated approximately $2,452,000, $2,461,000, and $2,411,000, in the fiscal years ended January 31, 2008, 2007 and 2006, respectively.

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008, 2007 and 2006

1. (continued)

Research and Development Costs

Research and development costs are expensed as incurred and included in general and administrative expenses.  Research and development expenses aggregated approximately $359,000, $100,000, and $90,000 in the fiscal years ended January 31, 2008, 2007 and 2006, respectively, and was largely for testing and certification of new products in 2008 and for development of new raw materials in 2007 and 2006.

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

Uncertain Tax Positions

 Effective February 1, 2007, the first day of fiscal 2008, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax benefit is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recorded the cumulative effect of applying FIN 48 as a $419,000 decrease to the opening balance of retained earnings as of February 1, 2007, the date of adoption.

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share are based on the weighted average number of common and common stock equivalents. The average common stock equivalents for the years ended January 31, 2008, 2007 and 2006 were 19,494, 7,459, and 5,325, respectively, representing the dilutive effect of stock options and restricted stock awards. The diluted earnings per share calculation takes into account the shares that may be issued upon exercise of stock options, reduced by shares that may be repurchased with the funds received from the exercise, based on the average price during the fiscal year (as adjusted for the 10% stock dividend to holders of record on April 30, 2005 and August 1, 2006).

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs (income) amounted to $(75,798), $30,433, and $(43,104), in the fiscal years ended January 31, 2008, 2007 and 2006, respectively, net of co-op advertising allowance received from a supplier.  These reimbursements include some costs which are classified in categories other than advertising, such as payroll.

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008, 2007 and 2006

1. (continued)

Statement of Cash Flows

The Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds. The market value of the cash equivalents approximates cost. Foreign denominated cash and cash equivalents were approximately $3,575,000 and $1,752,000 at January 31, 2008 and 2007, respectively.

Supplemental cash flow information for the years ended January 31 is as follows:

	2008	2007	2006
Interest paid	$330,268	$356,331	$166,805
Income taxes paid	$699,456	$3,744,519	$3,402,723

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

Foreign Operations and Foreign Currency Translation

The Company maintains manufacturing operations and uses independent contractors in Mexico, India and the People’s Republic of China. It also maintains sales and distribution entities located in Canada, the U.K., Chile and Japan. There is also a Canadian subsidiary which owns a warehouse facility. The Company is vulnerable to currency risks in these countries. The functional currency of foreign subsidiaries is the U.S. dollar, except for the Canadian Real Estate subsidiary.

The monetary assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates, while non-monetary items are translated at historical rates. Revenues and expenses are generally translated at average exchange rates for the year. Transaction gains and (losses) that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and aggregated losses of  approximately $72,000, $29,000, and $66,000 for the fiscal years ended January 31, 2008, 2007 and 2006, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008, 2007 and 2006

1. (continued)

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

Statement of Financial Accounting Standards No. 141(R), Business Combinations (“Statement 141(R)”), was issued in December 2007. Statement 141 (R) requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. Statement 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. Statement 141(R) amends Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. Statement 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. We expect to adopt Statement 141 (R) on February 1, 2009. Statement 141R’s impact on accounting for business combinations is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests)

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008, 2007 and 2006

1. (continued)

be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning February 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be to applied retrospectively to all periods presented. The Company believes that this pronouncement will not have a material effect on the financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities —  An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements.

Comprehensive income (loss)

 Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Such amount was a loss of $36,073 at January 31, 2008 as a result of foreign exchange hedging. At January 31, 2007 and 2006, there were no such adjustments required or such amounts were de minimus.

2 –INVENTORIES

Inventories consist of the following at January 31:

	2008	2007
Raw materials	$25,035,569	$19,051,284
Work-in-process	2,873,001	2,760,196
Finished goods	20,207,603	19,144,259
	$48,116,173	$40,955,739

3 -PROPERTY, PLANT AND EQUIPMENT

Property and equipment consist of the following at January 31:
	Useful life in years	2008	2007
Machinery and equipment	3 – 10	$6,960,835	$6,965,360
Furniture and fixtures	3 – 10	316,592	255,949
Leasehold improvements	Lease term	654,097	941,002
Land and building (China)	20	2,412,115	2,073,665
Land, building and equipment (India)	7 - 39	3,949,612	3,464,994
Land and building (Canada)	30	2,434,059	122,395
Land and buildings (USA)	39	3,652,252	3,967,973
		20,379,562	17,791,338
Less accumulated depreciation and amortization		(7,054,914)	(6,707,308)
		$13,324,648	$11,084,030

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008, 2007 and 2006
3. (continued)

Depreciation and amortization expense for fiscal 2008, 2007 and 2006 amounted to $1,186,840, $1,048,380, and $993,686, respectively.  Net fixed assets in China were approximately $2.2 million as of January 31, 2008 and 2007.  Net fixed assets in India were approximately $3.8 million and $3.5 million at January 31, 2008 and 2007, respectively. Net fixed assets in Canada were approximately $2.6 million and $0.3 million at January 31, 2008 and 2007, respectively.

In November 2006, the Company purchased the Industrial Glove assets of RFB Latex, Ltd. (RFB) of New Delhi, India for a purchase price of approximately $3.4 million, subject to reconciliation of operations over the prior year and an audit.  Such assets consist of long term land leases, buildings and equipment.  This purchase price is in addition to the cumulative outlay of approximately $1.5 million through November 15, 2006 which consists of the cost of the purchase option, inventory, receivables, operating losses to date and working capital. Such additional amount has been charged to expense in Fiscal 2007. The Company is in the process of, subject to Indian law, liquidating its existing subsidiary and setting up a new subsidiary which will consummate the purchase transaction. The Company has purchased the assets in question directly and has hired a new Chief Operating Officer to manage and control the Indian operations. Management has begun shipping gloves to the USA in March 2008.

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

The purchase was effective as of July 1, 2005 and the results of Mifflin’s operations have been included since July 1, 2005 in the Company’s reported results , adding approximately $1.8 million in sales for the seven months ended January 31, 2006 and $.02 to earnings per share to the actual reported results. This acquisition resulted in $871,000 of goodwill, which is deductible for tax purposes to be amortized over a 15 year life.

5 -LONG-TERM DEBT

Revolving Credit Facility

In July 2005 the Company entered into a $25 million five year revolving credit facility with Wachovia Bank, N.A.  At January 31, 2008, the balance outstanding under this revolving credit facility amounted to $8.9 million.  The credit facility is collateralized by substantially all of the assets of the Company.  The credit facility contains financial covenants, including, but not limited to, fixed charge ratio, funded debt to EBIDTA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at January 31, 2008 and for the year  then ended.

The maximum amounts borrowed under the credit facilities during the fiscal years ended January 31, 2008, 2007 and 2006 were $9,900,000, $10,000,000, and $17,000,000, respectively, and the weighted average interest rates during the periods were 5.51%, 5.74% and 3.67%, respectively.

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008, 2007 and 2006

6. – STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

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

Restricted Stock Plan and Performance Equity Plan (“2006 Equity Incentive Plan”)

On June 21, 2006, the shareholders of the Company approved a restricted stock plan.  A total of 253,000 shares of restricted stock were authorized under this plan.  Under the restricted stock plan, eligible employees and directors are awarded performance-based restricted shares of the Company common stock.  The amount recorded as expense for the performance-based grants of restricted stock are based upon an estimate made at the end of each reporting period as to the most probable outcome of this plan at the end of the three year performance period.  (e.g., baseline, minimum, maximum or zero).  In addition to the grants with vesting based solely on performance, certain awards pursuant to the plan have a time-based vesting requirement, under which awards vest from three to four years after issuance, subject to continuous employment and certain other conditions.  Restricted stock have the same voting rights as other common stock.  Restricted stock awards do not have voting rights, and the underlying shares are not considered to be issued and outstanding until vested.

The Company has granted up to a maximum of 141,559 restricted stock awards as of January 31, 2008.  All of these restricted stock awards are non-vested at January 31, 2008 (97,449 shares at “baseline” and 54,329 shares at “minimum”) and have a weighted average grant date fair value of $12.83.  The Company recognizes expenses related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of January 31, 2008, unrecognized stock-based compensation expense related to restricted stock awards totaled  $643,331 and $1,503,061 and $360,348 at the baseline, maximum, and minimum performance levels, respectively.  The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years.  The board has estimated its current performance level to be at the minimum level and expenses have been recorded accordingly.  The performance based awards are not considered stock equivalents for EPS purposes.

The Company recognized total stock-based compensation costs of $233,261 and $147,061, of which $233,261 and $125,711 results from the 2006 Equity Incentive Plan, and $0 and $21,350 results from the Directors Plan Directors Option Plan for the years ended January 31, 2008 and 2007, respectively. Stock compensation expense and tax benefit recorded under APB 25 in the Consolidated Statements of Income for the year ended January 31, 2006 was $0. These amounts are reflected in selling, general and administrative expenses.  The total income tax benefit recognized for stock-based compensation arrangements was $83,974 and $52,942 for the years ended January 31, 2008 and 2007, respectively.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the year ended January 31, 2007: expected volatility of 87%; risk-free interest rate of 3.6%; expected dividend yield of 0.0%; and expected life of six years. All stock-based option awards were fully vested at January 31, 2008, 2007 and 2006.  During fiscal 2007, 2,200 option shares were granted to two Directors (1,100 each) upon re-election in June 2006.  No options were granted in fiscal 2006 or 2008.  Earnings per share have been adjusted to reflect the 10% stock dividends to stockholders of record as of August 1, 2006 and April 30, 2005.

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008, 2007 and 2006
6. (continued)

Additional information with respect to the Directors’ Plan for the fiscal year ended January 31, 2008 is summarized as follows:

	Directors’ Plan
	Number of shares	Weighted average exercise price	Weighted average remaining term (years)	Aggregate Intrinsic Value
Shares under option
Outstanding at beginning of year	19,031	$12.79
Exercised	(1,464)	4.57		$13,791
Outstanding and exercisable at end of year	17,567	$13.48	2.6	$8,618

Weighted-average fair value per share of options granted during 2008		N/A
Weighted-average fair value per share of options exercised during 2008		$4.57

Reserved Shares:
Directors Plan	32,936

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008, 2007 and 2006

7. – INCOME TAXES

The provision for income taxes is based on the following pre-tax income:

	2008	2007	2006
Domestic	$3,642,522	$5,132,063	$7,896,736
Foreign	1,222,276	1,797,983	1,871,326
Total	$4,864,798	$6,930,046	$9,768,062

The provision for income taxes is summarized as follows:

	2008	2007	2006
Current
Federal	$1,680,298	$1,669,922	$2,563,836
State	174,369	180,999	448,656
Foreign	343,864	429,343	382,403
	2,198,531	2,280,264	3,394,895
Deferred	(624,595)	(454,417)	43,803
	$1,573,936	$1,825,847	$3,438,698

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

	2008	2007	2006
Statutory rate	34.0%	34.0%	34.0%
State income taxes, net of Federal tax benefit	2.4%	1.7%	2.0%
Permanent differences	(.7)%	(.7)%	(.2)%
Repatriation of foreign earnings	-----	-----	1.7%
Foreign tax rate differential	(5.4)%	(7.6)%	(2.7)%
Other	2.0%	(1.0)%	.4%
Effective rate	32.3%	26.4%	35.2%

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008, 2007 and 2006

7. (continued)

The tax effects of temporary differences which give rise to deferred tax assets at January 31, 2008, 2007 and 2006 are summarized as follows:

	2008	2007	2006
Deferred tax assets
Inventories	$1,120,426	$766,662	$688,800
Accounts receivable	17,100	39,140	120,703
Accrued compensation and other	66,742	150,895	108,181
Depreciation	35,666
Stock based compensation	130,000	-----	-----
Losses in India prior to restructuring effective February 1, 2008	599,779	398,667	-----
Gross deferred tax assets	1,969,713	1,355,364	917,684
Deferred tax liabilities
Depreciation and other	-----	27,227	86,982
Gross deferred tax liabilities	-----	27,227	86,982
Net deferred tax asset	$1,969,713	$1,328,137	$830,702

In January 2006, the company repatriated through dividends to the parent, approximately $3.2 million of cumulative earnings from its Chinese subsidiaries, thereby incurring approximately $164,000 of additional US taxes.

Tax Audit/Adoption of FIN 48

The following table summarized the activity related to our gross unrecognized tax benefits from February 1, 2007 to January 31, 2008:

Balance as of February 1, 2007	$419,000
Increases related to prior year tax position – accrued interest	20,000
Balance as of January 31, 2008	$439,000

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company had approximately $60,000 of accrued interest as of February 1, 2007, which was included in the above $419,000 charge pursuant to FIN 48, and has accrued $20,000 additional interest to date.

The Company is subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions and a limited number of foreign jurisdictions.   The Company’s Federal Income Tax returns for the fiscal years ended January 31, 2003, 2004 and 2005 have been audited by the Internal Revenue Service. Such audits are complete with one issue in dispute relating to deductions taken by the Company for charitable contributions of its stock in trade, and one other issue in dispute which would result in a timing difference. Such issues are in the Appellate Division of the Internal Revenue Service. Several meetings have been held in 2007.  Since the final result of these issues cannot be estimated by management at this time, management has recorded a charge of $439,000 representing the government’s position plus interest.

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008, 2007 and 2006

7. (continued)

In March 2008, the Company received notice that the IRS will audit the tax return for the fiscal year ended January 2007.

Our major foreign tax jurisdiction is China. China tax authorities have no such thing as a statute of limitation in writing. However, the general practice is going back two years.  Two out of three China subsidiaries were audited in tax year 2007 for tax year 2006 and 2005. No significant findings were noted; the other China subsidiary's tax years through 2004 were audited with no significant findings. We do not anticipate significant tax liability upon any upcoming tax audit for any of the China subsidiaries.

8. – BENEFIT PLANS

Defined Benefit Plan

On January 30, 2007, Lakeland purchased a Single Premium Group Annuity Contract from the John Hancock Life Insurance Company (“John Hancock”) to cover all participants in the Fireland Pension Fund in connection with Lakeland’s termination of the plan.  The cost of such annuity contract was approximately $1,421,000 for which John Hancock set up a Single Premium Non-participation Group Annuity plan to cover all participants in the plan.  The termination of the plan was approved by the Pension Benefit Guarantee Corporation (“PBGC”). Such cost of $1,421,000 was funded by plan assets of approximately $1,303,000 and net cash contributed by Lakeland Industries, Inc. of approximately $118,000.  After the completion of this transaction, the company had a remaining accrued benefit cost liability of approximately $353,000, recognized as a pre-tax gain of approximately $353,000.  This transaction meets the definition of “settlement” pursuant to FAS 88.  The Fireland Pension Fund was a frozen defined benefit pension plan that covered former employees of an entity acquired in fiscal 1987.

The components of net periodic pension (benefit) cost for the fiscal year January 31, 2006 is summarized as follows:

2006

Interest cost	$81,214
Expected Return on Plan Assets	(93,353)
Net amortization and deferral	(13,657)

Net periodic benefit	$(25,796)

Defined Contribution Plan

Pursuant to the terms of the Company’s 401(k) plan, substantially all U.S. employees over 21 years of age with a minimum period of service are eligible to participate.  The 401(k) plan is administered by the Company and provides for voluntary employee contributions ranging from 1% to 15% of the employee’s compensation. The Company made discretionary contributions of $216,283, $197,075, and $126,547 in the fiscal years ended January 31, 2008, 2007, and 2006, respectively.

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008, 2007 and 2006

9. – MAJOR SUPPLIER

The Company purchased approximately 62.0%, 62.6%, and 74.0% of its raw materials from one supplier under licensing agreements for the fiscal years ended January 31, 2008, 2007 and 2006, respectively.  The Company expects this relationship to continue for the foreseeable future. Required similar raw materials could be purchased from other sources; although, the Company’s competitive position in the marketplace could be affected.

10. – COMMITMENTS AND CONTINGENCIES

 Employment Contracts

The Company has employment contracts with six principal officers and the Chairman of the Board of Directors, expiring through January 31, 2010.  Pursuant to such contracts, the Company is committed to aggregate annual base remuneration of $905,000 and $370,000 for the fiscal years ended January 31, 2009 and 2010.

Leases

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

On March 1, 1999, the Company entered into a one-year (renewable for four additional one- year terms) lease agreement with Harvey Pride, Jr., an officer of the Company, for a 2,400 sq. ft. customer service office for $18,000 annually located next to the existing Decatur, Alabama facility mentioned above.  This lease was renewed on March 1, 2004 through March 31, 2009 at the same rental rate and terms.

The Company believes that all rents paid to Harvey Pride, Jr. by the Company are comparable to what would be charged by an unrelated party, as three different rent fairness appraisals were performed in 1999, 2002 and 2004.  The total rent paid to Harvey Pride, Jr. by the Company for use of the customer service office for each of the years ended January 31, 2008, 2007 and 2006 amounted to $18,000.  The Company paid $74,808 to Luis Gomez Guzman, (an employee in Mexico until December 2005), for rent on a building pursuant to a lease which expired on July 7, 2007 and in fiscal 2006 a 12,853 square foot addition was built for additional annual rent of $46, 416. Further related party rentals are discussed in Note 13.

Total rental costs under all operating leases is summarized as follows:

	Gross rental	Rentals paid to related parties
Year ended January 31,
2008	$566,845	$167,904
2007	$769,101	$226,560
2006	$540,162	$328,420

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008, 2007 and 2006
10. (continued)

 Minimum annual rental commitments for the remaining term of the Company’s non-cancelable operating leases relating to manufacturing facilities, office space and equipment rentals at January 31, 2008 including lease renewals subsequent to year-end are summarized as follows:

Year ending January 31,
2009	$330,997
2010	299,956
2011	164,486
2012	99,416
2013	48,000

Real Estate Purchases

Building purchase in India:

On November 22, 2006 the Company closed on its contract to buy the Industrial glove assets of RFB Latex, Ltd. of New Delhi, India. Included in this contract is a building of 58,945 square feet and three land plots which has an appraised value of $3.5 million.

Canadian building:

In June 2006, the Company entered into an agreement to construct a distribution facility in Brantford, Ontario at a fixed cost of approximately $2,400,000 USD. In order to finance the acquisition, the Company has arranged a term loan in the amount of $2,000,000 (Canadian) bearing interest at the Business Development Bank of Canada’s floating base rate minus 1.25% (currently equal to 6.75%) and is repayable in 240 monthly principal installments of $8,350 (Canadian) plus interest. The Company has drawn down the full amount of this loan, and has included $33,899 CAD as capitalized interest reflected in the asset cost. Such building was completed, and the Company took occupancy in December 2007. The term loan is collateralized by the land and buildings in Brantford, Ontario, as well as certain personal property of our Canadian subsidiaries. In addition, $700,000 CAD of the term loan is guaranteed by the parent Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008, 2007 and 2006

11. – RESTRUCTURING

The Company closed its Celaya, Mexico manufacturing facility and opened a new and larger facility in Jerez, Mexico. The change in facilities is primarily to reduce the unit cost of production. Jerez presents better labor, rental and transportation values than did our Celaya plant and the Company believes it will ultimately realize savings of approximately $500,000 annually. In December 2007, the production move was fully implemented. The new Jerez facility will also double our capacity in Mexico and will be used for specialty woven items that are not made in China due to high tariffs and/or quotas imposed by most customs departments in North and South America on such goods, but not dutiable if made in Mexico under the NAFTA and other Latin American Trade Treaties. The Company has recorded a $506,000 pretax expense in Fiscal 2008, which is included in “Cost of goods sold” primarily attributable to $275,000 in legally mandated severance costs to its Celaya employees, $134,000 in other termination costs and $97,000 in moving and start-up costs.

12.  DERIVATIVE INSTRUMENTS AND FOREIGN CURRENCY EXPOSURE

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

The Company had one derivative instrument outstanding at January 31, 2008 which was treated as a cash flow hedge intended for forecasted purchases of merchandise by the Company’s Canadian subsidiary.  The Company had no derivative instruments outstanding at January 31, 2007.  The change in the fair market value of the effective hedge portion of the foreign currency forward exchange contracts was an unrealized loss of $36,073, for the year ended January 31, 2008 and was recorded in other comprehensive loss. It will be released into operations over the remaining 9 months of the contract based on the timing of the sales of the underlying inventory.  The release to operations will be reflected in cost of products sold.  During the year ended January 31, 2008, the Company recorded a loss in cost of goods sold for the remaining portion of the foreign currency forward exchange contract that did not qualify for hedge accounting treatment.  The derivative instrument was in the form of a foreign currency “participating forward” exchange contract. The “participating forward” feature affords the Company full protection on the downside and the ability to retain 50% of any gains, in exchange for a premium at inception.  Such premium is built into the contract in the form of a different contract rate in the amount of $0.0160.

13. OTHER RELATED PARTY TRANSACTIONS

In July 2005 as part of the acquisition of Mifflin Valley Inc., (merged into Lakeland Industries, Inc. on September 1, 2006) the Company entered into a five year lease with Michael Gallen (an employee) to lease an 18,520 sq. ft. manufacturing facility in Shillington, PA for $55,560 annually or a per square foot rental of $3.00 with an annual increase of 3.5%.  This amount was obtained prior to the acquisition from an independent appraisal of the fair market rental value per square foot.  In addition the Company, commencing January 1, 2006 is renting 12,000 sq

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008, 2007 and 2006
13. (continued)

ft of warehouse space in a second location is Pennsylvania from this employee, on a month by month basis, for the monthly amount of $3,350 or $3.35 per square foot annually.  Mifflin Valley utilizes the services of Gallen Insurance (an affiliate of Michael & Donna Gallen) to provide certain insurance in Pennsylvania.  Such payments for insurance aggregated of approximately $34,000, $27,000 and $23,000 in fiscal 2008, 2007 and 2006, respectively

Related Party-outside contractor

The Company leased its facility in Mexico from Louis Gomez Guzman, an employee in Mexico until December 2005 in FY06, pursuant to a lease which expired July 31, 2007 at an annual rental of $121,224.  Mr. Guzman is also acting as a contractor for our Mexican facility.  His company, Intermack, enables our Mexican facility to increase or decrease production as required without the Company needing to expand its facility.  During fiscal 2008, 2007 and 2006, Lakeland de Mexico paid Intermack $518,968, $721,748, and $938,755, respectively, for services relating to contract production.

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008, 2007 and 2006

14. MANUFACTURING SEGMENT DATA

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

	2008	2007	2006
Net Sales:
North America and other foreign	$97,922,742	$104,804,921	$104,041,223
China	14,823,755	12,007,656	9,205,660
India	132,350	449,022	60,446
Less inter-segment sales	(17,138,779)	(17,090, 657)	(14,567,263)
Consolidated sales	$95,740,068	$100,170,942	$98,740,066
Operating Profit:
North America & other foreign	$3,262,062	$5,879,388	$8,355,869
China	2,082,988	1,858,226	1,151,340
India	(624,042)	(974, 678)	(16,428)

Less intersegment profit	262,466	(41,031)	11,632
Consolidated operating profit	$4,983,474	$6,721,905	$9,502,413
Identifiable Assets:
North America and other foreign	$76,306,269	$63,479,434	$65,734,096
China	9,904,174	4,353,599	5,717,192
India	(1,587,590)	6,365,327	1,012,564
Consolidated assets	$84,622,853	$74,198,360	$72,463,852
Depreciation:
North America and other foreign	$665,182	$633,754	$548,868
China	352,009	402,233	444,818
India	169,649	12,393	---------------
Consolidated depreciation	$1,186,840	$1,048,380	$993,686

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008, 2007 and 2006

15.  UNAUDITED QUARTERLY RESULTS of OPERATIONS (In thousands, except for per share amounts):

	1/31/08	10/31/07	7/31/07	4/30/07
Net Sales	$24,959	$23,453	$21,732	$25,596
Cost of Sales	18,789	17,749	16,538	20,307
Gross Profit	$6,170	$5,704	$5,194	$5,289
Net Income	$998	$930	$767	$596
Basic and Diluted income per common Share*:
Basic (a)	$.18	$.17	$.14	$.11
Diluted (a)	$.18	$.17	$.14	$.11

	1/31/07	10/31/06	7/31/06	4/30/06
Net Sales	$25,599	$23,263	$24,087	$27,222
Cost of Sales	19,958	17,627	17,621	20,689
Gross Profit	$5,641	$5,636	$6,466	$6,533
Net Income	$1,307	$980	$1,355	$1,462
Basic and Diluted income per common share*:
Basic (a)	$.23	$.18	$.25	$.26
Diluted (a)	$.23	$.18	$.25	$.26
(a) The sum of earnings per share for the four quarters may not equal earnings per share for the full year due to changes in the average number of common shares outstanding.

*Adjusted, retroactively, for the 10% stock dividends to shareholders of records on August 1, 2006, and April 30, 2005.

Fourth quarter adjustment

During the quarter ended January 31, 2008, the Company identified an adjustment to accrue for the purchase of inventory by one of our Chinese subsidiaries. The adjustment resulted in a $254,000 charge to cost of sales with a tax impact of $38,000 for a net after-tax effect of $216,000. Management evaluated the adjustment and determined that it is not significant to any one quarter of fiscal year 2008 as reported. This evaluation was based on management’s best estimate of the effect of the adjustment on each quarter of fiscal year 2008.

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
January 31, 2008, 2007 and 2006

16. (continued)

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

The Company does not believe that the net effect of this adjustment was material, either quantitatively or qualitatively, in any of the years covered by the review. In reaching that determination, the following quantitative measures were considered:

(in thousands) Fiscal Year	Net Decrease to Net Income	Net Income As Reported	Net Adjustment, After Tax as a % of Net Income As Reported
2007	$154	$5,104	3.02%
2006	20	6,329	0.32%
2005	88	5,016	1.75%
Total	$262	16,449	1.59%

Impact of Adjustments - The impact of each of the items noted above, net of tax, on fiscal 2008 beginning balances are presented below:

(in thousands)	Total
Inventory	$(262)
Retained Earnings	(262)
Total	$—

17. SUBSEQUENT EVENT – POTENTIAL ACQUISITION OF QUALYTEXTIL, S.A.

In February 2008, the company signed a letter of intent to acquire Brazilian protective apparel supplier Qualytextil S.A., subject to the negotiation and execution of final documentation.  Qualytextil, based in Salvador Bahia, Brazil, was founded in 1999 and serves the Brazil Protective Clothing market in the following areas:  firemen’s turnout gear, conductive and electric arc garments, chemical protective garments, occupational, multilayer and waterproof operational garments, aluminized and molten metal lines of protective clothing.

Index

Pursuant to the letter of intent, it is anticipated that, upon the signing of definitive documentation, the initial purchase price to be paid by Lakeland would be approximately USD$12.5 million.  The purchase price is also anticipated to include an earnout based on Qualytextil’s 2010 EBITDA.  The acquisition is expected to be accretive to Lakeland’s earnings per share. Adjusted Proforma EBITDA, as defined in the agreement, for the twelve months ended December 2007 is approximately USD$1.8 million. Sales for this period was approximately USD$9.8 million, with current gross margins of 50%.

Qualytextil is located in Salvador Bahia, Brazil in the northeastern part of the country, where the State provides tax incentives, labor rates are favorable and is conveniently located to transport garments economically throughout the country.

Index

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at Beginning of period	Charge to costs and expenses	Charged to other accounts	Additions/ (Deductions)	Balance at end of period
Year ended January 31, 2008
Allowance for doubtful accounts (a)	$103,000			$(58,000)	$45,000

Allowance for slow moving inventory	$306,000			$301,000	$607,000

Year ended January 31, 2007
Allowance for doubtful accounts (a)	$323,000			$(220,000)	$103,000

Allowance for slow moving inventory	$365,000			$(59,000)	$306,000

Year ended January 31, 2006
Allowance for doubtful accounts (a)	$323,000				$323,000

Allowance for slow moving inventory	$396,000			$(31,000)	$365,000

(a) Deducted from accounts receivable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of the our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2008. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on the our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2008 for the reasons discussed below, to ensure them that information relating to the Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2008. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of January 31, 2008. Our Chief Executive Officer and Chief Financial Officer have concluded that we have material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified two material weaknesses in its period-end financial reporting process relating to the elimination of inter-company profit in inventory and the inadequate review of inventory cutoff procedures and financial statement reconciliations from one of our China subsidiaries.  The material weakness which related to the elimination of inter-company profit in inventory resulted from properly designed controls that did not operate as intended due to human error. The material weakness that resulted in the inventory cut-off error was as a result of improper reconciliation of the conversion of one of our China subsidiaries' financial statements from Chinese GAAP to U.S. GAAP. We engaged a CPA firm in China to assist management in this conversion, and the Chinese CPA firm's review as well as management's final review did not properly identify the error in the reconciliation. These control deficiencies resulted in audit adjustments to our January 31, 2008 financial statements and could have resulted in a misstatement to cost of sales that would have resulted in a material misstatement to the annual and interim financial statements if not detected and prevented.

Remediation

In response to these material weaknesses, we have initiated additional review procedures to reduce the likelihood of future human error and will use internal accounting staff with greater knowledge of U.S. GAAP to improve the accuracy of the financial reporting of our Chinese subsidiary.  With the implementation of these corrective actions we believe that the previously reported material weaknesses will be remediated as of the first quarter of the fiscal year 2009; however such procedures will not be tested until our first quarter close.

Holtz Rubenstein Reminick LLP, the Company's independent registered public accounting firm has issued a report on management’s assessment of the Company’s internal control over financial reporting. That report dated April 10, 2008 is included herein.

Changes in Internal Control over Financial Reporting

During our fourth fiscal quarter, our controller of many years has retired.

ITEM 9B. OTHER INFORMATION

None

Index

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list of the names and ages of all of our directors and executive officers, indicating all positions and offices they hold with us as of April 10, 2008. Our directors hold office for a three-year term and until their successors have been elected and qualified. Our executive officers hold offices for one year or until their successors are elected by our board of directors.

Name	Age	Position
Raymond J. Smith	69	Chairman of the Board of Directors
Christopher J. Ryan	56	Chief Executive Officer, President, Secretary, General Counsel and Director
Gary Pokrassa	60	Chief Financial Officer
Gregory D. Willis	51	Executive Vice President
Harvey Pride, Jr.	61	Senior Vice President - Manufacturing
Paul C. Smith	41	Vice President
Gregory Pontes	47	Vice President - Manufacturing
John J. Collins	65	Director
Eric O. Hallman	64	Director
Michael E. Cirenza	52	Director
John Kreft	57	Director
Stephen M. Bachelder	57	Director

Raymond J. Smith, one of our co-founders of Lakeland, has been Chairman of our Board of Directors since our incorporation in 1982 and was President from 1982 to January 31, 2004.  Prior to starting Lakeland, Mr. Smith was first the National Sales Manager then the President of Abandaco, Inc. from 1966 to 1982, and a Sales Executive at International Paper from 1961 to 1966. Mr. Smith received his B.A. from Georgetown University in 1960. Mr. Smith as served as a director since 1982 and his term as a director will expire at our annual meeting of stockholder in 2010.

Christopher J. Ryan has served as our Chief Executive Officer and President of Lakeland since February 1, 2004, Secretary since April 1991, General Counsel since February 2000 and a director since May 1986.  Mr. Ryan was our Executive Vice President - Finance from May 1986 until becoming our President on February 1, 2004 and his term as director will expire at our annual meeting of stockholders in 2008. Mr. Ryan also worked as a Corporate Finance Partner at Furman Selz Mager Dietz & Birney, Senior Vice President-Corporate Finance at Laidlaw Adams & Peck, Inc., Managing-Corporate Finance Director of Brean Murray Foster Securities, Inc and Senior Vice President-Corporate Finance of Rodman & Renshaw, respectively between 1983-1990. Mr. Ryan has served as a Director of Lessing, Inc. since 1995, a privately held restaurant chain based in New York. Mr. Ryan received his MBA from Columbia Business School and his J.D from Vanderbilt Law School. Mr. Ryan is a member of the National Association of Corporate Directors (NACD)

Gary Pokrassa is a CPA with 38 years experience in both public and private accounting. Mr. Pokrassa was the CFO for Gristedes Foods, Inc. (AMEX-GRI) from 2000-2003 and Syndata Technologies from 1997-2000. Mr. Pokrassa received a BS in Accounting from New York University and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

Gregory D. Willis has served as our Executive Vice President since May 1, 2005 and has held the position of National Sales Manager for us since November 1991. Prior to joining Lakeland he held the positions of National Sales Manager and Global Marketing Manager for Kappler Inc. from 1983 to 1991.  Mr. Willis received his BBA degree in Business from Faulkner University and is currently a member of International Safety Equipment Association (ISEA) and National Fire Protection Agency (NFPA).

Harvey Pride, Jr. has been our Vice President of manufacturing since May 1986 and was promoted to Senior Vice President of manufacturing in 2006. He was Vice President of Ryland (our former subsidiary) from May 1982 to June 1986 and President of Ryland until its merger into Lakeland on January 31, 1990.

Index

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

Michael E. Cirenza has been a Partner at the accounting firm of Anchin, Block and Anchin since March 2007, and was the Executive Vice President and Chief Financial Officer of Country Life LLC, a manufacturer and distributor of vitamins and nutritional supplements, from September 2002 until March 2007. Mr. Cirenza was the Chief Financial Officer and Chief Operating Officer of Resilien, Inc., an independent distributor of computers, components and peripherals from January 2000 to September 2002. He was an Audit Partner with the international accounting firm of Grant Thornton LLP from August 1993 to January 2000 and an Audit Manager with Grant Thornton LLP from May 1989 to August 1993. Mr. Cirenza was employed by the international accounting firm of Price Waterhouse from July 1980 to May 1989. Mr. Cirenza is a Certified Public Accountant in the State of New York and a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Cirenza has served as one of our directors since June 18, 2003 and his term as a director will expire at our annual meeting of stockholders in 2008. Mr. Cirenza received his MBA from the Cornell University Johnson School of Management in 1980.

A. John Kreft has been President of Kreft Interests, a Houston based private investment firm, since 2001. Between 1998 and 2001, he was CEO of Baker Kreft Securities, LLC, a NASD broker-dealer. From 1996 to 1998, he was a co-founder and manager of TriCap Partners, a Houston based venture capital firm. From 1994 to 1996 he was employed as a director at Alex Brown and Sons. He also held senior positions at CS First Boston including employment as a managing director from 1989 to 1994.  Mr. Kreft has served as a director since November 17, 2004 and his term as a director will expire at our annual meeting of Stockholders June 2008. Mr. Kreft received his MBA from the Wharton School of Business in 1975. Mr. Kreft is a member of the National Association of Corporate Directors (NACD).

Stephen M. Bachelder was with Swiftview, Inc. a Portland, Oregon based software company since 1999-2007 and President since 2002. Swiftview, Inc. was sold to a private equity firm in October 2006. Mr. Bachelder is currently working on plans for a new venture. From 1991 to 1999 Mr. Bachelder ran a consulting firm advising technology companies in the Pacific Northwest. Mr. Bachelder was the president and owner of an apparel company, Bachelder Imports, from 1982 to 1991 and worked in executive positions for Giant Foods, Inc. and Pepsico, Inc. between 1976 and 1982. Mr. Bachelder is a 1976 Graduate of the Harvard Business School.  Mr. Bachelder has served as a director since 2004 and his term as a director will expire at our annual meeting of stockholders in June 2009.

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

Index

Compensation of Directors
Each non-employee director receives a fee of $6,250 (committee chairman receive an additional $500) per quarter plus per-meeting fees of $1500 for in-person attendance or $500 for telephone attendance. Non-employee directors are reimbursed for their reasonable expenses incurred in connection with attendance at or participation in such meetings. In addition, under our 1995 Director Plan, each non-employee director who becomes a director is granted an option to purchase 5,000 shares of our common stock. Messrs. Hallman and Collins were each granted an option to purchase 5,000 shares of our common stock under our previous 1986 Plan at the time of their respective appointments or reelections to the board of directors. Such grants and the terms thereof were renewed on April 18, 1997, May 5, 1996 and May 5, 1996, respectively, in accordance with stockholder approval of the 1995 Director Plan at our 1995 annual meeting of stockholders. Mr. Cirenza received an option to purchase 5,000 shares of our common stock upon his election to our board of directors in June 2003.  Messrs. Kreft and Bachelder each received an option to purchase 5,000 shares of our Common Stock upon appointment to our Board of Directors in November 2004.

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

Related Party-outside contractor

The Company leased its facility in Mexico from Louis Gomez Guzman, an employee in Mexico until December 2005, pursuant to a lease which expired on July 31, 2007 at an annual rental of $121,224.  Mr. Guzman also acted as a contractor for our Mexican facility in FY07 and part of FY08.  During fiscal 2008 and 2007, Lakeland de Mexico paid Intermack $518,968 and $721,748 for services relating to contract production. In August 2008, the Company moved to a larger leased facility in Jerez, Mexico, and leases this property from an unaffiliated landlord.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

See the information under the caption “Report of the Audit Committee” in the Company’s Proxy Statement, which information is incorporated herein by reference.

Index

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 – K

(a)  The following documents are filed as part of this report:

1	Consolidated Financial Statements (See Page 40 of this report which includes an index to the consolidated financial statements)

2	Financial Statement Schedules:
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

10.2	Lakeland Industries, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10(n) of Lakeland’s Registration Statement on Form S-18 (File No. 33-7512 NY))

10.3
Employment Agreement, dated April 16, 2007, between Lakeland Industries, Inc. and Raymond J. Smith (Incorporated by reference to Exhibit 10-4 of Lakeland Industries, Inc.’s Quarterly Report on Form 10-Q filed June 7, 2007)

10.4	Employment, dated February 1, 2006, agreement between Lakeland Industries, Inc. and Harvey Pride, Jr.

10.5	Employment Agreement, dated February 1, 2006, between Lakeland Industries, Inc. and Christopher J. Ryan

10.6	Lease Agreement, dated March 1, 2004, between Harvey Pride, Jr., as lessor, and Lakeland Industries, Inc., as lessee

10.7
Term Loan and Security Agreement, dated July 7, 2005, between Lakeland Industries, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.11 of Lakeland Industries, Inc.’s Quarterly Report on Form 10-Q filed September 7, 2005)

10.8
Employment Agreement, dated April 18, 2007, between Lakeland Industries, Inc. and James M. McCormick (Incorporated by reference to Exhibit 10-12 of Lakeland Industries, Inc.’s Quarterly Report on Form 10-Q filed June 7, 2007)

10.9
Employment Agreement, dated April 18, 2007, between Lakeland Industries, Inc. and Paul C. Smith (Incorporated by reference to Exhibit 10-13 of Lakeland Industries, Inc.’s Quarterly Report on Form 10-Q filed June 7, 2007)

10.10
Employment Agreement, dated January 31, 2008, between Lakeland Industries, Inc. and Gary Pokrassa, CPA.  (Incorporated by reference to exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed February 6, 2008)

Index

10.11
Employment Agreement, dated April 16, 2007, between Lakeland Industries Inc., and Gregory D. Willis (Incorporated by reference to exhibit 10.15 of Lakeland Industries, Inc. Quarterly Report on Form 10-Q filed June 7, 2007)

10.12
Asset Purchase Agreement, dated July, 2005 between Lakeland Industries, Inc. and Mifflin Valley, Inc. and Lease Agreement and Employment Contract between Lakeland Industries, Inc., and Michael Gallen (Incorporated by reference to exhibit 10.15, 10.16, and 10.17 of Lakeland Industries, Inc.’s Quarterly Report on form 10-Q filed September 7, 2005)

10.13
Lease Agreement, dated March 1, 2006, between Carlos Tornquist Bertrand, as lessor, and Lakeland Industries, Inc., as lessee (Incorporated by reference to exhibit 10.21 of Lakeland Industries, Inc.’s 10-K for the year ended January 31, 2007)

10.14
Lease Agreement, dated 2006, between Michael Robert Kendall, June Jarvis, and Barnett Waddingham Trustees Limited, as lessor, and Lakeland Industries, Inc., as lessee (Incorporated by reference to exhibit 10.22 of Lakeland Industries, Inc.’s 10-K for the year ended January 31, 2007)

10.15	Lease Agreement Amendment, dated February 1, 2007, between Southwest Parkway, Inc., as lessor, and Lakeland Industries, Inc., as lessee.

14.1	Lakeland Industries, Inc. Code of Ethics ???

21.1
Subsidiaries of Lakeland Industries, Inc. (wholly-owned):
Lakeland Protective Wear, Inc.
Lakeland Protective Real Estate
Lakeland de Mexico S.A. de C.V.
Laidlaw, Adams & Peck, Inc. and Subsidiary (Meiyang Protective Products Co., Ltd.)
Weifang Lakeland Safety Products Co., Ltd.
Qing Dao Lakeland Protective Products Co., Ltd.
Lakeland Industries Europe Ltd.
Lakeland India Private Limited
Lakeland Industries, Inc. Agencia en Chile
Lakeland Japan, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Christopher J. Ryan, Chief Executive Officer, President, Secretary and General Counsel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Gary Pokrassa, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Christopher J. Ryan, Chief Executive Officer, President, Secretary and General Counsel, Pursuant to 18 U.S.C. Section of 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Gary Pokrassa, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8 - K.

The documents which we incorporate by reference consist of the documents listed below that we have previously filed with the SEC:

A –	On November 22, 2006 the Company filed a Form 8-K announcing the closing on its contract to buy the Industrial Glove assets of RFB Latex, Ltd. in India.
B –	On November 30, 2006 the Company filed a Form 8-K reporting notice of a teleconference call on December 7, 2006 to discuss the results of the Company’s third quarter ended October 31, 2006.
C –	On December 7, 2006 the Company filed a Form 8-K regarding the results for operations of the Company’s third quarter ended October 31, 2006.
D –	On January 30, 2007 the Company filed a Form 8-K regarding the settlement and termination of the Fireland Pension Fund.
E –	On April 12, 2007 the Company filed a Form 8-K regarding the Company's FY 2007 financial results for the reporting period ended January 31, 2007.
F –
On May 2, 2007 the Company filed a Form 8-K regarding the closure of its Celaya, Mexico plant and the opening of its new Jerez, Mexico plant. The Company also announced the award of a significant chemical suit contract.

G –	On June 7, 2007 the Company filed a Form 8-K regarding the Company's Q1 FY08 financial results for the reporting period ended April 30, 2007
H –	On September 6, 2007 the Company filed a Form 8-K regarding the Company's Q2 FY08 financial results for the reporting period ended July 31, 2007.

Index

I –	On December 6, 2007 the Company filed a Form 8-K regarding Company's Q3 FY08 financial results for the reporting period ended October 31, 2007.
J –	On February 6, 2008 the Company filed a Form 8-K regarding the employment agreement, dated January 31, 2008, between Lakeland Industries, Inc. and Gary Pokrassa.
K –	On February 19, 2008 the Company filed a Form 8-K regarding the signing of a letter of intent to acquire Brazilian protective apparel supplier Qualytextil S.A., based in Salvador Bahia, Brazil.
L –
On February 21, 2008 the Company filed a Form 8-K regarding the agreement letter from Wachovia Bank, N.A., dated February 15, 2008, to amend Lakeland’s $25,000,000 Revolving Line of Credit dated July 7, 2005. The Company also announced the approval by the Lakeland Board of Directors of a Stock Repurchase Plan.

M –	On March 19, 2009, the Company filed a Form 8-K regarding the press release in connection with the notice it received from the Holtzman Opportunity Fund, L.P.
N –	On March 31, 2008, the Company filed a Form 8-K regarding the completion of all the contract conditions under which it entered into an exclusive product distribution agreement which in turn was signed January 21, 2008 (the “Product Distribution Agreement”) between Wesfarmers Industrial and Safety and Lakeland Industries

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 14, 2008
LAKELAND INDUSTRIES, INC.

By:	/ s / Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Raymond J. Smith	Chairman of the Board	April 14, 2008
Raymond J. Smith

/s/ Christopher J. Ryan	Chief Executive Officer, President,	April 14, 2008
Christopher J. Ryan	General Counsel, Secretary and Director

/s/ Gary Pokrassa	Chief Financial Officer	April 14, 2008
Gary Pokrassa

/s/ Teri Hunt	Controller and Treasurer	April 14, 2008
Teri Hunt

/s/ Eric O. Hallman	Director	April 14, 2008
Eric O. Hallman

/s/ John J. Collins, Jr.	Director	April 14, 2008
John J. Collins, Jr.

/s/ Michael E. Cirenza	Director	April 14, 2008
Michael E. Cirenza

/s/ John Kreft	Director	April 14, 2008
John Kreft

/s/ Stephen M. Bachelder	Director	April 14, 2008
Stephen M. Bachelder