Form 10-K/A
period 2008-01-31
LAKELAND INDUSTRIES INC
filed 2008-04-17
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of 2008 Annual Meeting of Stockholders and Proxy Statement for the company’s annual meeting of stockholders to be held on June 18, 2008, are incorporated by reference into Part III.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (the “Amended Report”) amends the original Annual Report on Form 10-K of Lakeland Industries, Inc. ( “Lakeland”) for the fiscal year ended January 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2008 (the “Original Report”), to correct certain information that was contained on the Exhibit Index that was included pursuant to the requirements of Part IV, Item 15, “Exhibits and Financial Statement Schedules,” of Form 10-K and, in accordance with the requirements of Part IV, Item 15, to file certain additional exhibits that heretofore have not been filed. The Amended Report, in addition to changes to the cover page, contains the following revisions to the Exhibit Index:

(i) indicates that Lakeland’s Restated Certificate of Incorporation, listed as Exhibit 3.1 in the Exhibit Index, is being incorporated by reference from Exhibit 3.1 of Lakeland’s Current Report on Form 8-K filed April 15, 2008;

(ii) indicates that Lakeland’s Amended and Restated Bylaws, listed as Exhibit 3.2 in the Exhibit Index, is being incorporated by reference from Exhibit 3.2 of Lakeland’s Current Report on Form 8-K filed April 15, 2008;

(iii) deletes the original text in the reference to Exhibit 10.1 and, in its place, indicates that Exhibit 10.1, the Amendment, dated January 31, 2007, to the Lease Agreement, dated August 1, 2001, between Kurt F. Evans and/or Lela S. Evans, d/b/a Evans Family Investments, as lessor, and Lakeland Industries, Inc., as lessee, is being filed herewith;

(iv) corrects the reference in Exhibit 10.4 to the filing from which the document is incorporated by reference;

(v) corrects the reference in Exhibit 10.5 to the filing from which the document is incorporated by reference;

(vi) deletes the original text in the reference to Exhibit 6.1 and, in its place, indicates in the reference to Exhibit 6.1 that the Lease Agreement, dated March 1, 2004, between Harvey Pride, Jr., as lessor, and Lakeland, as lessee, is incorporated by reference to Exhibit 10.10 of Lakeland’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 filed April 30, 2004;

(vii) corrects the date of the document referred to in Exhibit 10.12;

(viii) corrects the reference in Exhibit 10.13 to the filing from which the document is incorporated by reference;

(ix) corrects the reference in Exhibit 10.14 to the filing from which the document is incorporated by reference;

(x) adds a new Exhibit 10.15, and indicates that the Letter from Wachovia Bank, N.A., dated February 15, 2008, amending Lakeland’s Revolving Line of Credit, referred to therein, is incorporated by reference to Exhibit 10.1 of Lakeland’s Current Report on Form 8-K filed February 21, 2008;

(xi) adds a new Exhibit 10.16, and indicates that the Product Distribution Agreement executed on January 21, 2008 between Lakeland and Wesfarmers Industrial and Safety, referred to therein, is incorporated is incorporated by reference to Exhibit 10.1 of Lakeland’s Current Report on Form 8-K filed on March 31, 2008 (it is also indicated that confidential treatment was requested for certain portions of this Exhibit);

(xii) indicates in Exhibit 14.1 that Lakeland’s Code of Ethics is being incorporated by reference to Exhibit 14.1 of Lakeland Industries, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2004 filed April 30, 2004;

(xiii) adds a new Exhibit 21.1 containing a list of the wholly-owned subsidiaries of Lakeland; and

(xiv) indicates which of the exhibits listed in the Exhibit Index are management contracts or compensatory plans or arrangements.

The Amended Report does not affect any other items in our Original Report, except for our cover page. As a result of this amendment, we are also filing as exhibits to this Amended Report the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amended Report, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this report:

1. Consolidated Financial Statements (Previously filed with Lakeland’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 filed on April 14, 2008).

2. Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts (Previously filed with Lakeland’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 filed on April 14, 2008)

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3.   Exhibits:

Exhibit	Description
3.1	Restated Certificate of Incorporation of Lakeland Industries, Inc. (Incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Current Report on Form 8-K filed on April 15, 2008).

3.2	Amended and Restated Bylaws of Lakeland Industries, Inc. (Incorporated by reference to Exhibit 3.2 of Lakeland Industries, Inc.’s Current Report on Form 8-K filed on April 15, 2008).

10.1
Amendment dated January 31, 2007 to the Lease Agreement, dated August 1, 2001, between Kurt F. Evans and/or Lela S. Evans, d/b/a Evans Family Investments, as lessor, and Lakeland Industries, Inc., as lessee. (filed herewith)

10.2	Lakeland Industries, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10(n) of Lakeland’s Registration Statement on Form S-18 (File No. 33-7512 NY)).*

10.3
Employment Agreement, dated April 16, 2007, between Lakeland Industries, Inc. and Raymond J. Smith (Incorporated by reference to Exhibit 10-4 of Lakeland Industries, Inc.’s Quarterly Report on Form 10-Q filed June 7, 2007).*

10.4
Employment Agreement, dated February 1, 2006, agreement between Lakeland Industries, Inc. and Harvey Pride, Jr.(Incorporated by reference to Exhibit 10.5 of Lakeland Industries, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2006 filed April 17, 2006).*

10.5
Employment Agreement, dated February 1, 2006, between Lakeland Industries, Inc. and Christopher J. Ryan.(Incorporated by reference to Exhibit 10.7 of Lakeland Industries, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2006 filed April 17, 2006).*

10.6
Lease Agreement, dated March 1, 2004, between Harvey Pride, Jr., as lessor, and Lakeland Industries, Inc., as lessee (Incorporated by reference to Exhibit 10.10 of Lakeland Industries, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2004 filed April 30, 2004).

10.7
Term Loan and Security Agreement, dated July 7, 2005, between Lakeland Industries, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.11 of Lakeland Industries, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended July 31, 2005 filed September 7, 2005).

10.8
Employment Agreement, dated April 18, 2007, between Lakeland Industries, Inc. and James M. McCormick (Incorporated by reference to Exhibit 10.12 of Lakeland Industries, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 30, 2007 filed June 7, 2007).*

10.9
Employment Agreement, dated April 18, 2007, between Lakeland Industries, Inc. and Paul C. Smith (Incorporated by reference to Exhibit 10.13 of Lakeland Industries, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 30, 2007 filed June 7, 2007).*

10.10
Employment Agreement, dated January 31, 2008, between Lakeland Industries, Inc. and Gary Pokrassa, CPA (Incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Current Report on Form 8-K filed February 6, 2008).*

10.11
Employment Agreement, dated April 16, 2007, between Lakeland Industries Inc., and Gregory D. Willis (Incorporated by reference to Exhibit 10.15 of Lakeland Industries, Inc. Quarterly Report on Form 10-Q filed June 7, 2007).*

10.12
Asset Purchase Agreement, dated July 18, 2005, by and among Lakeland Industries, Inc., Mifflin Valley, Inc. and Michael J. Gallen (Incorporated by reference to Exhibit 10.15 of Lakeland Industries, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended July 31, 2005 filed September 7, 2005).

10.12.1
Lease Agreement, dated July 18, 2005, between Lakeland Industries, Inc., and Michael J. Gallen (Incorporated by reference to Exhibit 10.16 of Lakeland Industries, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended July 31, 2005 filed September 7, 2005).

10.12.2
Employment Agreement, dated July 18, 2005, between Lakeland Industries, Inc., and Michael J. Gallen (Incorporated by reference to Exhibit 10.17 of Lakeland Industries, Inc.’s Quarterly Report on Form 10-Q for the Quarterly Period Ended July 31, 2005 filed September 7, 2005). *

10.13
Lease Agreement, dated March 1, 2006, between Carlos Tornquist Bertrand, as lessor, and Lakeland Industries, Inc., as lessee (Incorporated by reference to Exhibit 10.21 of Lakeland Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 filed April 17, 2006).

10.14
Lease Agreement, dated January 1, 2006, between Michael Robert Kendall, June Jarvis, and Barnett Waddingham Trustees Limited, as lessor, and Lakeland Industries, Inc., as lessee (Incorporated by reference to Exhibit 10.22 of Lakeland Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 filed April 17, 2006).

10.15
Letter from Wachovia Bank, N.A., dated February 15, 2008, amending Lakeland’s Revolving Line of Credit dated July 7, 2005 (Incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Current Report on Form 8-K filed February 21, 2008).

10.16
Product Distribution Agreement signed January 21, 2008 between Lakeland and Wesfarmers Industrial and Safety (Incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Current Report on 8-K filed March 31, 2008). ±

14.1
Lakeland Industries, Inc. Code of Ethics (Incorporated by reference to Exhibit 14.1 of Lakeland Industries, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2004 filed April 30, 2004).

21.1	Subsidiaries of Lakeland Industries, Inc. (filed herewith)

23	Consent of Independent Registered Public Accounting Firm.#

31.1
Certification of Christopher J. Ryan, Chief Executive Officer, President, Secretary and General Counsel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended).#

31.1.1
Certification of Christopher J. Ryan, Chief Executive Officer, President, Secretary and General Counsel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended).

31.2	Certification of Gary Pokrassa, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended).#

31.2.1	Certification of Gary Pokrassa, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended).

32.1
Certification of Christopher J. Ryan, Chief Executive Officer, President, Secretary and General Counsel, pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.#

32.2
Certification of Gary Pokrassa, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.#

#	Previously filed with Lakeland’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 filed on April 14, 2008.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

±	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND INDUSTRIES, INC.

Date: April 17, 2008	By:	/s/ Christopher J. Ryan
		Name:	Christopher J. Ryan
		Title:	President and Chief Executive Officer