Form 10-Q
period 2008-04-30
LAKELAND INDUSTRIES INC
filed 2008-06-09
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

 (Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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
Large accelerated filer ⁯	Accelerated filer ☐
Non-Accelerated filer ⁯ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at June 5, 2008
Common Stock, $0.01 par value per share	5,420,701

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	April 30, 2008	January 31, 2008
	(Unaudited)

Current assets:
Cash	$3,001,133	$3,427,672
Accounts receivable, net of allowance for doubtful accounts of $35,000	17,374,429	14,927,666
at April 30, 2008 and $45,000 at January 31, 2008
Inventories, net of reserves of $554,800 at April 30, 2008 and $607,000	40,657,828	48,116,173
at January 31, 2008
Deferred income taxes	1,969,713	1,969, 713
Other current assets	2,400,845	1,828,210
Total current assets	65,403,948	70,269,434
Property and equipment, net of accumulated depreciation of	13,254,366	13,324,648
$7,415,000 at April 30, 2008 and $7,055,000 at January 31, 2008
Goodwill	871,297	871,297
Other assets	119,389	157,474
	$79,649,000	$84,622,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,753,874	$3,312,696
Accrued expenses and other current liabilities	1,825,889	1,684,161
Total current liabilities	5,579,763	4,996,857
Construction loan	1,809,879	1,882,085
Borrowings under revolving credit facility	3,467,000	8,871,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par; authorized 1,500,000 shares
(none issued)
Common stock $.01 par; authorized 10,000,000 shares;
issued and outstanding 5,523,288 shares at April 30, 2008 and at
January 31, 2008	55,233	55,233
Less treasury stock, at cost, 93,167 shares at April 30, 2008 and 0 shares at January 31, 2008	(1,083,963)	-----
Additional paid-in capital	49,274,002	49,211,961
Other comprehensive income (loss)	12,157	(36,073)
Retained earnings (1)	20,534,929	19,641,790
Stockholders' equity	68,792,358	68,872,911
	$79,649,000	$84,622,853

 (1) A cumulative total of $17,999,739 has been transferred from retained earnings to additional paid-in-capital and par value of common stock due to four separate stock dividends paid in 2002, 2003, 2005 and 2006. As reflected in the Condensed Consolidated Statement of Stockholders’ Equity, $6,386,916 was included in the year ended January 31, 2008.

The accompanying notes are an integral part of these financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED
	April 30,
	2008	2007
Net sales	$27,280,157	$25,596,738
Cost of goods sold	20,601,559	20,221,780
Gross profit	6,678,598	5,374,958
Operating expenses	5,230,484	4,380,147
Operating profit	1,448,114	994,811
Interest and other income, net	30,074	43,060
Interest expense	(99,520)	(53,608)
Income before income taxes	1,378,668	984,263
Provision for income taxes	485,529	388,415
Net income	$893,139	$595,848
Net income per common share:
Basic	$0.16	$.11
Diluted	$0.16	$.11
Weighted average common shares outstanding:
Basic	5,487,260	5,521,824
Diluted	5,520,868	5,538,405

The accompanying notes are an integral part of these financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
Three months ended April 30, 2008

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Other Comprehensive Income (loss)	Total
	Shares	Amount		Shares	Amount
Balance February 1, 2008	5,523,288	$55,233	$49,211,961	-----	-----	$19,641,790	$(36,073)	$68,872,911
Net Income	-----	-----	-----	-----	-----	893,139	-----	893,139
Stock Repurchase Program				(93,167)	$(1,083,963)	-----	-----	(1,083,963)
Other Comprehensive Income	-----	-----	-----	-----	-----	-----	48,230	48,230
Stock Based Compensation	-----	-----	62,041	-----	-----	-----	-----	62,041

Balance April 30, 2008	5,523,288	$55,233	$49,274,002	(93,167)	$(1,083,963)	$20,534,929	$12,157	$68,792,358

The accompanying notes are an integral part of these financial statements.

LAKELAND INDUSTRIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	April 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$893,139	$595,848
Adjustments to reconcile net income to net cash provided
by operating activities:
Stock based compensation	62,041	53,114
Reserve for doubtful accounts	(10,000)	(23,000)
Reserve for inventory obsolescence	(52,200)	97,042
Depreciation and amortization	383,826	262,017
Deferred income tax	-----	(64,645)
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,436,763)	(390,859)
Decrease in inventories	7,510,545	336,645
Increase in other assets	(486,320)	(672,682)
Increase in accounts payable, accrued expenses and other liabilities	582,906	1,466,210
Net cash provided by operating activities	6,447,174	1,659,690

Cash Flows from Investing Activities:

Purchases of property and equipment	(313,544)	(305,832)

Net cash used in investing activities	(313,544)	(305,832)

Cash Flows from Financing Activities:
Purchases of stock under stock repurchase program	(1,083,963)	-----
(Payments) borrowing under loan agreements	(5,476,206)	298,000
Net cash (used in) provided by financing activities	(6,560,169)	298,000

Net (decrease) increase in cash	(426,539)	1,651,858
Cash and cash equivalents at beginning of period	3,427,672	1,906,557
Cash and cash equivalents at end of period	$3,001,133	$3,558,415

The accompanying notes are an integral part of these financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business

Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in  April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the  industrial protective clothing and homeland security markets. The principal market for our products is  the United States. No customer accounted for more than 10% of net sales during the three month  periods ended April 30, 2008 and 2007, respectively.

2.      Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2008.

The results of operations for the three month period ended April 30, 2008 is not necessarily indicative of the results to be expected for the full year.

3.     Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the  Company and its wholly-owned subsidiaries.  All significant inter-company accounts and transactions  have been eliminated.

4.     Inventories:

Inventories consist of the following:

	April 30,	January 31,
	2008	2008
Raw materials	$20,603,056	$25,035,569
Work-in-process	2,939,787	2,873,001
Finished Goods	17,114,985	20,207,603
	$40,657,828	$48,116,173

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

The following table sets forth the computation of basic and diluted earnings per share at April 30, 2008 and 2007.

	Three Months Ended
	April 30,
	2008	2007
Numerator
Net Income	$893,139	$595,848
Denominator
Denominator for basic earnings per share	5,487,260	5,521,824
(Weighted-average shares which reflect 36,028 weighted average common shares in the treasury as a result of the stock repurchase program)
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	33,608	16,581
Denominator for diluted earnings per share	5,520,868	5,538,405
(adjusted weighted average shares)
Basic earnings per share	$.16	$.11
Diluted earnings per share	$.16	$.11

6.     Revolving Credit Facility

At April 30, 2008, the balance outstanding under our five year revolving credit facility amounted to $3.5 million. In May 2008 the facility was increased from $25 million to $30 million (see Note 13). The credit facility is collateralized by substantially all of the assets of the Company. The credit facility contains financial covenants, including, but not limited to, fixed charge ratio, funded debt to EBIDTA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at April 30, 2008 and for the period then ended. The weighted average interest rate for the three month period ended April 30, 2008 was 3.53%.

7.     Major Supplier

We purchased 9.9% of our raw materials from one supplier during the three month period ended April 30, 2008. We normally purchase approximately 75% of our raw material from this suppler. We carried higher inventory levels throughout FY08 and limited our material purchases in Q1 of FY09. Such purchases have resumed at normal levels in Q2 FY09. We expect this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; however, our competitive position in the marketplace could be adversely affected.

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

The following table represents our stock options granted, exercised, and forfeited during the firstquarter of fiscal 2009.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2008	17,567	$13.48	2.65 years	8,618
Outstanding at April 30, 2008	17,567	$13.48	2.40 years	17,243
Exercisable at April 30, 2008	17,567	$13.48	2.40 years	17,243

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

The Company has granted up to a maximum of 139,484 restricted stock awards as of April 30, 2008. All of these restricted stock awards are non-vested at April 30, 2008 (96,639 shares at “baseline” and 54,784 shares at “minimum”) and have a weighted average grant date fair value of $12.99. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

 As of April 30, 2008, unrecognized stock-based compensation expense related to restricted stock  awards totaled $713,704, before income taxes, based on the maximum performance award level.   Such unrecognized stock-based compensation expense related to restricted stock awards totaled  $499,741 and $290,711 at the baseline and minimum performance levels, respectively. The cost of  these non-vested awards is expected to be recognized over a weighted-average period of three years.   The board has estimated its current performance level to be at the minimum level and expenses have  been recorded accordingly.  The performance based awards are not considered stock equivalents for  EPS purposes.

       Stock-Based Compensation

The Company recognized total stock-based compensation costs of $62,041 and $53,114 for the three months ended April 30, 2008 and 2007, respectively, all of which results from the 2006 Equity Incentive Plan.  These amounts are reflected in selling, general and administrative expenses.  The total income tax benefit recognized for stock-based compensation arrangements was $22,335 and $19,121 for the three months ended April 30, 2008 and 2007, respectively.

9.         Manufacturing Segment Data

Domestic and international sales are as follows in millions of dollars:

	Three Months Ended
	April 30,
	2008		2007
Domestic	$23.2	84.9%	$23.2	90.5%
International	4.1	15.1%	2.4	9.5%
Total	$27.3	100%	$25.6	100%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Decatur, Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products), Celaya, Mexico (primarily disposable, glove and chemical suit production) St. Joseph, Missouri and Shillington, Pennsylvania (primarily woven products production). We also maintain three manufacturing facilities in China (primarily disposable and chemical suit production) and a glove manufacturing facility in New Delhi, India. Our China facilities and our Decatur, Alabama facility produce the majority of the Company’s products. The accounting policies of these operating entities are the same as those described in Note 1 to our  Annual Report on Form 10-K for the year ended January 31, 2008. We evaluate the performance of these entities based on operating profit which is defined as income before income taxes, interest expense and other income and expenses. We have  sales forces in Canada, Europe, Chile and China which sell and distribute products shipped from the United States, Mexico or China.

       The table below represents information about reported manufacturing segments for the three month periods noted therein:

	Three Months Ended April 30, (in millions of dollars)
	2008	2007
Net Sales:
North America and other foreign	$27.2	$26.0
China	5.4	3.0
India	.1	.1
Less inter-segment sales	(5.4)	(4.2)
Consolidated sales	$27.3	$25.6
Operating Profit:
North America and other foreign	$1.1	$.8
China	.8	.4
India	(.2)	(.1)
Less inter-segment profit	(.2)	(.1)
Consolidated profit	$1.5	$1.0
Identifiable Assets (at Balance Sheet date):
North America and other foreign	$63.8	$63.2
China	11.4	9.0
India	4.4	4.3
Consolidated assets	$79.6	$76.5
Depreciation and Amortization Expense:
North America and other foreign	$.2	$.2
China	.1	.1
India	.1	-----
Consolidated depreciation expense	$.4	$.3

10.   Adoption of FIN 48

UNCERTAIN TAX POSITIONS. Effective February 1, 2007, the first day of fiscal 2008, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recorded the cumulative effect of applying FIN 48 as a $419,000 debit to the opening balance of accumulated deficit as of February 1, 2007, the date of adoption.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company had approximately $85,000 of accrued interest as of April 30, 2008.

The Company is subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions and a number of foreign jurisdictions.   The Company’s Federal Income Tax returns for the fiscal years ended January 31, 2003, 2004 and 2005 have been audited by the Internal Revenue Service. Such audits are complete with one issue in dispute relating to deductions taken by the Company for charitable contributions of its stock in trade, and one other issue in dispute which would result in a timing difference. Such issues are in the Appellate Division of the Internal Revenue Service. An initial meeting was held in May 2007 and several meetings have since been held. Since the final result of these issues cannot be estimated by management at this time, management has recorded a charge of $419,000 representing the government’s position plus interest.

An audit of the Company’s US federal tax returns for the year ended January 31, 2007 has just commenced.

11.   Related Party Transactions

In connection with the asset purchase agreement, dated August 1, 2005, between the Company and Mifflin Valley, Inc., the Company entered into a five year lease agreement with the seller (now an employee of the Company) to rent the manufacturing facility in Shillington, Pennsylvania owned by the seller at an annual rental of $57,504, or a per square foot rental of $3.25.  This amount was obtained prior to the acquisition from an independent appraisal of the fair market rental value per square feet.  In addition the Company has, starting January 1, 2006 rented a second 12,000 sq ft of warehouse space in Blandon, Pennsylvania from this employee, on a month to month basis, for the monthly amount of $3.00 per square foot.

On March 1, 1999, we entered into a one year (renewable for four additional one year terms) lease agreement with Harvey Pride, Jr., our Vice President of Manufacturing, for a 2,400 sq. ft. customer service office located next to our existing Decatur, Alabama facility at an annual rent of $18,000. This lease was renewed on March 1, 2004 through March 31, 2009 at the same rental rate.

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

The Company had one derivative instrument outstanding at April 30, 2008 which was treated as a cash flow hedge intended for forecasted purchases of merchandise by the Company’s Canadian subsidiary.  The Company had the same derivative instrument outstanding at April 30, 2007.  The change in the fair market value of the effective hedge portion of the foreign currency forward exchange contracts was an increase of $48,230 for the three month period ended April 30, 2008 and was recorded in other comprehensive income. It will be released into operations based on the timing of the sales of the underlying inventory.  The release to operations will be reflected in cost of products sold.  During the period ended April 30, 2008, the Company recorded an immaterial loss in cost of goods sold for the remaining portion of the foreign currency forward exchange contract that did not qualify for hedge accounting treatment.  The derivative instrument was in the form of a foreign currency “participating forward” exchange contract. The “participating forward” feature affords the Company full protection on the downside and the ability to retain 50% of any gains, in exchange for a premium at inception.  Such premium is built into the contract in the form of a different contract rate in the amount of $0.016.

13.   Subsequent Event

On May 13, 2008 (the “Final Closing Date”), Lakeland Industries, Inc., a Delaware corporation (“Lakeland”), completed the acquisition (the “Acquisition”) of Qualytextil, S.A., (“Qualytextil”) a corporation organized under the laws of Brazil, pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”)

The Acquisition was financed through Lakeland’s existing revolving credit facility as amended. Further, in related transactions to accommodate the Qualytextil acquisition, Wachovia Bank, N.A. has increased the Revolving Line of Credit from $25,000,000 to $30,000,000 and has reworked several covenants to allow for the acquisition.

The Purchase Price was determined to be a multiple of seven times the 2007 EBITDA of Qualytextil, some of which was used to repay outstanding debts at closing. The 2007 EBITDA was $R3,118,000 (USD$1.9 million) and the total amount paid at closing, including the repayment of such outstanding debts, is $R21,826,000 (approximately $13.2 million USD).

In connection with the closing of such acquisition, a total of $R6.3 million (USD$3.8 million) was used to repay outstanding debts of Qualytextil, $R7.8 million (USD$4.7 million) was retained in the various escrow funds as described, and the balance of $R7.7 million (USD$4.7 million) was paid to the Sellers at closing.

There are provisions for an adjustment of the initial Purchase Price, based on results of a post-closing audit of the April 30, 2008 Balance Sheet and also based on results of 2008 EBITDA.

There is also a provision for a Supplementary Purchase Price - Subject to Qualytextil’s EBITDA in 2010 being equal to or greater than $R4,449,200 (USD$2.7 million), the Purchaser shall then pay to the Sellers the difference between six (6) times Qualytextil’s EBITDA in 2010 and seven (7) times the 2007 EBITDA ($R21,826,000.00) (USD$13.2 million), less any unpaid disclosed or undisclosed contingencies (other than Outstanding Debts) from pre-closing which exceeds $R100,000.00 (USD$.06 million) ("Supplementary Purchase Price"). The Supplementary Purchase Price in no event shall be greater than $R27,750,000.00 (USD$16.8 million), subject to certain restrictions.

All sellers also have executed employment contracts with terms expiring December 31, 2011 which contain a non-compete provision extending seven years from termination of employment.

14.   Reclassification

$85,000 in April 30, 2007 was reclassified from Cost of Goods Sold to Operating Expenses to conform with current year classifications.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following summary together with the more detailed business information and  consolidated financial statements and related notes that appeared in our Form 10-K and Annual   Report and in the documents that were incorporated by reference into our Form 10-K for the year  ended January 31, 2008.  This Form 10-Q may contain certain “forward-looking” information within  the meaning of the Private Securities Litigation Reform Act of 1995.  This information involves risks  and uncertainties.  Our actual results may differ materially from the results discussed in the forward- looking statements.

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

Substantially all the Company’s sales are made through distributors. There are no significant differences across product lines or customers in different geographical areas in the manner in which the Company’s sales are made.

Rebates are offered to a limited number of our distributors, who participate in a rebate program.

Rebates are predicated on total sales volume growth over the previous year. The Company accrues for any such anticipated rebates on a pro-rata basis throughout the year.

Our sales are generally final; however requests for return of goods can be made and must be received within 90 days from invoice date. No returns will be accepted without a written authorization. Return products may be subject to a restocking charge and must be shipped freight prepaid. Any special made-to-order items are not returnable. Customer returns have historically been insignificant.

Customer pricing is subject to change on a 30-day notice; exceptions based on meeting competitors pricing are considered on a case by case basis.

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

Significant Balance Sheet Fluctuation April 30, 2008 as compared to January 31, 2008

Cash decreased by $.427 million as borrowings under the revolving credit facility decreased by $5.5 million at April 30, 2008. Accounts receivable increased by $2.45 million as sales for the three months ended April 30, 2008 increased by 9.3% from the three months ended January 31, 2008.  Inventory decreased by $7.46 million with a decrease in inventory reserves of $.052 million, an increase in intercompany profit elimination of $.117 million resulting from increased intercompany sales shipped from China, and a decrease of $3.4 million in finished goods inventory and a decrease in raw materials and work in process of $4.37 million. Deferred income taxes did not change in Q1FY09. Other assets include $.02 million rebates related to the purchase of raw material. Accounts payable increased by $.441 million as raw material purchased increased in the month of April 2008. Other current assets increased by $.6 million, mainly due to prepaid insurance policies with policy years the same as the Company’s fiscal year, VAT and other taxes refundable in Chile and China, and prepaid acquisition costs relating to the Qualytextil acquisition.

At April 30, 2008 the Company had an outstanding loan balance of $3.467 million under its facility with Wachovia Bank, N.A. compared with $8.871 million at January 31, 2008.  Total stockholder’s equity decreased principally due to the stock repurchase program of $1.1 million initiated in Q1 FY09, offset by the net income for the period of $0.9 million.

Three months ended April 30, 2008 as compared to the three months ended April 30, 2007

Net Sales. Net sales increased $1.68 million, or 6.6% to $27.3 million for the three months ended April 30, 2008 from $25.6 million for the three months ended April 30, 2007.  The net increase was mainly due to foreign sales. External sales from China increased by $1.3 million, or 350% driven by sales to the new Australian distributor. Canadian sales increased by $0.07 million, or 5.2%, UK sales increased by $.04 million or 43.5%, Chile sales increased by $0.3 million, or 372%. US domestic sales of disposables decreased by $0.9 million, chemical suit sales increased by $0.08 million, wovens increased by $0.5 million, reflective sales increased by $0.2 million and glove sales were flat.

Gross Profit. Gross profit increased $1.30 million or 24.3% to $6.68 million for the three months ended April 30, 2008 from $5.37 million for the three months ended April 30, 2007.  Gross profit as a percentage of net sales increased to 24.5% for the three months ended April 30, 2008 from 21% for the three months ended April 30, 2007, primarily due to a one time plant restructuring charge in Mexico of $0.5 million in the previous year, the end of the sales rebate program in the prior year to meet competitive conditions, and favorable claims experience in our medical insurance program, offset by gross losses in India of $0.2 million resulting from delayed start up conditions.

Operating Expenses. Operating expenses increased $.85 million, or 19% to $5.2 million for the three months ended April 30, 2008 from $4.4 million for the three months ended April 30, 2007.  As a percentage of sales, operating expenses increased to 19.2% for the three months ended April 30, 2008 from 17.1% for the three months ended April 30, 2007.  The $.85 million increases in operating expenses in the three months ended April 30, 2008 as compared to the three months ended April 30, 2007 were comprised of:

☐	$0.32 million additional freight out costs resulting from significantly higher prevailing carrier rates and higher volume.
☐           $0.26 million in costs relating to the proxy contest.
☐
$0.24 million in increased operating costs in China were the result of the large increase in direct international sales made by China, are now allocated to SG&A costs, previously allocated to cost of goods sold.

☐           $0.10 million miscellaneous increases.
☐           $(.07) million reduction in medical expenses charged to administrative expenses.

Operating profit. Operating profit increased 45.6% to $1.45 million for the three months ended April  30, 2008 from $.99 million for the three months ended April 30, 2007.  Operating margins were 5.3%  for the three months ended April 30, 2008 compared to 3.9% for the three months ended April 30,  2007.

Interest Expenses.  Interest expenses increased by $.046 million for the three months ended April 30, 2008 as compared to the three months ended April 30, 2007 due to higher borrowing levels outstanding, partially offset by lower interest rates.

Income Tax Expense.  Income tax expenses consist of federal, state, and foreign income taxes.  Income tax expenses increased $.097 million, or 25.0%, to $.486 million for the three months April 30, 2008 from $.388 million for the three months ended April 30, 2007.  Our effective tax rates were 35.2% and 39.5% for the three months ended April 30, 2008 and 2007, respectively. Our effective tax rate for 2008 was impacted by higher statutory rates and a prior period adjustment for tax expense in China and some losses in India not eligible for tax credits. Such Indian losses increased the overall effective tax rate by approximately 2.0% and the China tax adjustment increased the effective tax rate by 2.7%. Without such items, the effective rate for the quarter ending April 30, 2008 would have been approximately 30.6%. The 2007 period was impacted by the $500,000 charge for the Mexico plant restructuring for which no tax credit was available. Without this $500,000 charge, the effective tax rate for the 2007 period would have been 26.1%.

 Net Income.  Net income increased $.297 million, or 49.9% to $.893 million for the three months ended April 30, 2008 from $.596 million for the three months ended April 30, 2007. The increase in net income primarily resulted from an increase in sales, the one-time charge for the Mexico plant restructuring in the previous year, and favorable claim experience in our medical insurance program, offset by larger losses in India.

Liquidity and Capital Resources

Cash Flows. As of April 30, 2008 we had cash and cash equivalents of $3.0 million and working  capital of $59.8 million decreases of $.4 million and $5.5 million, respectively, from January 31,  2008. Our primary sources of funds for conducting our business activities have been cash flow  provided by operations and borrowings under our credit facilities described below.  We require  liquidity and working capital primarily to fund increases in inventories and accounts receivable  associated with our net sales and, to a lesser extent, for capital expenditures.

Net cash provided by operating activities of $6.4 million for the three months ended April 30, 2008 was due primarily to net income from operations of $0.9 million, an increase in accounts payable accrued expenses and other liabilities of $0.6 million, and a decrease in inventories of $7.5 million, offset by an increase in accounts receivable of $2.4 million. Net cash used in investing activities of $0.3 million in the three months ended April 30, 2008, was due to purchases of property and equipment.

We currently have one credit facility - a $30 million revolving credit, of which $3.47 million of  borrowings were outstanding as of April 30, 2008.  Our credit facility requires that we comply with  specified financial covenants relating to fixed charge ratio, debt to EBIDTA coverage, and inventory  and accounts receivable collateral coverage ratios.  These restrictive covenants could affect our  financial and operational flexibility or impede our ability to operate or expand our business.  Default  under our credit facility would allow the lender to declare all amounts outstanding to be immediately  due and payable.  Our lender has a security interest in substantially all of our assets to secure the debt  under our credit facility.  As of April 30, 2008, we were in compliance with all covenants contained in  our credit facility.

We believe that our current cash position of $3.0 million, our cash flow from operations along with  borrowing availability under our $30 million revolving credit facility will be sufficient to meet our  currently anticipated operating, capital expenditures and debt service requirements for at least the next  12 months.

Capital Expenditures. Our capital expenditures principally relate to purchases of manufacturing  equipment, computer equipment, and leasehold improvements, as well as payments related to the  construction of our new facilities in China. Our facilities in China are not encumbered by commercial  bank mortgages and thus Chinese commercial mortgage loans may be available with respect to these  real  estate assets if we need additional liquidity. Our capital expenditures are expected to be  approximately $1.1 million for capital equipment, primarily computer equipment and apparel manufacturing equipment in fiscal 2009, exclusive of our Brazil acquisition.

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

The Company had one derivative instrument outstanding at April 30, 2008 and April 30, 2007 which was treated as a cash flow hedge intended for forecasted purchases of merchandise by the Company’s Canadian subsidiary.  The change in the fair market value of the effective hedge portion of the foreign currency forward exchange contracts was a gain of  $48,230, for the three month period ended April 30, 2008 and was recorded in other comprehensive (income) loss (see Note 12).  It will be released into operations based on the timing of the sales of the underlying inventory.  The release to operations will be reflected in cost of products sold.  During the period ended April 30, 2007, the Company recorded an immaterial loss in cost of goods sold for the remaining portion of the foreign currency forward exchange contract that did not qualify for hedge accounting treatment.  The derivative instrument was in the form of a foreign currency “participating forward” exchange contract. The “participating forward” feature affords the Company full protection on the downside and the ability to retain 50% of any gains, in exchange for a premium at inception.  Such premium is built into the contract in the form of a different contract rate in the amount of $0.0160.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Lakeland Industries, Inc.’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of Lakeland Industries,Inc.’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(c) under the Securities Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, the Company’s disclosure controls and procedures were not effective as of April 30, 2008. Our Chief Executive Officer and Chief Financial Officer have concluded that we have material weaknesses in our internal control over financial reporting as of April 30, 2008.

A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our company have been detected. These inherent limitations include the reality that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. The design of any control system is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified a material weakness in its period-end financial reporting process relating to employee withholding for medical insurance. The employee withholding for medical insurance was not offset against the expenses as a result of human error and was not identified on review due to the favorable claim experience resulting in lowered expenses. This control deficiency resulted in an adjustment to our April 30, 2008 financial statements and could have resulted in an overstatement of  cost of sales and operating expenses that would have resulted in an understatement of net earnings in the amount of $127,000 to the interim financial statements if not detected and prevented.

Previous Material Weaknesses - Management had previously identified two material weaknesses at January 31, 2008, in its period-end financial reporting process relating to the elimination of inter-company profit in inventory and the inadequate review of inventory cutoff procedures and financial statement reconciliations from one of our China subsidiaries.  The material weakness which related to the elimination of inter-company profit in inventory resulted from properly designed controls that did not operate as intended due to human error. The material weakness that resulted in the inventory cut-off error was as a result of the improper reconciliation of the conversion of one of our China subsidiaries’ financial statements from Chinese GAAP to U.S. GAAP. We engaged a CPA firm in China to assist management in this conversion, and the Chinese CPA firm’s review as well as management’s final review did not properly identify the error in the reconciliation. These control deficiencies resulted in audit adjustments to our January 31, 2008 financial statements and could have resulted in a misstatement to cost of sales that would have resulted in a material misstatement to the annual and interim financial statements if not detected and prevented.

As described below under the heading “Changes in Internal Controls Over Financial Reporting,” we have taken a number of steps designed to improve our accounting for our Chinese subsidiaries and the elimination of intercompany profit in inventory.

Changes in Internal Control Over Financial Reporting – Except as described below, there have been no changes in our internal control over financial reporting since January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation - In response to the material weaknesses identified at year end, we continue the process of initiating additional review procedures to reduce the likelihood of future human error and are transitioning to internal accounting staff with greater knowledge of U.S. GAAP to improve the accuracy of the financial reporting of our Chinese subsidiary.  We have automated key elements of the calculation of intercompany profits in inventory and formalized the review process of the data needed to calculate this amount. With the implementation of this corrective action we believe that the previously reported material weakness relating to intercompany profit elimination has been remediated as of the first quarter of the fiscal year 2009, and the weakness relating to the Chinese subsidiaries is a phased-in approach planned to be completely in effect before year-end.

In response to the material weakness identified at April 30, 2008, we will initiate additional review procedures to reduce the likelihood of future human error on the assets and liabilities trial balance amounts.

Lakeland Industries, Inc.’s management, with the participation of Lakeland Industries, Inc.’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the first quarter of fiscal 2009.  Based on that evaluation, management concluded that there has been a change in Lakeland Industries, Inc.’s internal control over financial reporting during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting, in the area of employee withholding for medical insurance discussed above. As previously reported, during our fourth fiscal quarter of the fiscal year ended January 31, 2008, our controller of many years has retired. This may have indirectly contributed to the material weaknesses which resulted from human error.

We believe the above remediation steps will provide us with the infrastructure and processes necessary to accurately prepare our financial statements on a quarterly basis. We will continue to implement these remedial steps to ensure operating effectiveness of the improved internal controls over financial reporting.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable

Item 6.	Exhibits and Reports on Form 8-K:

Reports on Form 8-K:

a -	On February 6, 2008, the Company filed a Form 8-K under Item 5.02 relating to the contract renewal between Gary A. Pokrassa and Lakeland Industries, Inc. dated January 31, 2008.

b -	On February 19, 2008, the Company filed a Form 8-K under Item 8.01, relating to the letter of intent between Qualytextil, S.A. and Lakeland Industries, Inc.

c -
On February 21, 2008, the Company filed a Form 8-K under Item 1.01 relating to the amendment to the Company’s revolving line of credit with Wachovia Bank, N.A., dated February 15, 2008; and under Item 8.01 for the purpose of furnishing a press release announcing the Company’s Board of Directors authorized the repurchase of Lakeland’s outstanding stock.

d -
On March 19, 2008, the Company filed a Form 8-K under Item 8.01, for the purpose of furnishing a press release in connection with the notice it received from the Holtzman Opportunity Fund, L.P. that it intends to nominate two individuals for election to the Company’s Board of Directors. Also on March 19, 2008, the Company delivered a letter to its employees in connection with such stockholder’s notice

e -
On March 31, 2008, the Company filed a Form 8-K under Item 1.01 for the purpose of furnishing a press release announcing that on January 21, 2008, the Company entered into an exclusive product distribution agreement with Wesfarmers Industrial and Safety.

f -
On April 14, 2008, the Company filed a Form 8-K under Item 2.02 for the purpose of furnishing a press announcing the Company's FY 2008 financial results for the reporting period ended January 31, 2008.

g -
On April 16, 2008, the Company filed a Form 8-K under Item 8.01 for the purpose of furnishing a press release calling on Seymour Holtzman to withdraw his notice of nomination, dated March 17, 2008, in connection with the Company’s 2008 Annual Meeting of Stockholders, and terminate his proxy contest against the Company.

h -
On April 16, 2008, the Company filed a Form 8-K under Item 8.01 for the purpose of furnishing a press release confirming that it has received a notice from Seymour Holtzman withdrawing his notice of intent to nominate two individuals for election at Lakeland’s 2008 annual meeting of stockholders and advising Lakeland that he has no intent of nominating anyone for election as a director at the 2008 annual meeting.

_________________SIGNATURES_________________

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: June 9, 2008	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President,
Secretary and General Counsel
(Principal Executive Officer and Authorized Signatory)

Date: June 9, 2008	/s/Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)