Form 10-Q
period 2008-07-31
LAKELAND INDUSTRIES INC
filed 2008-09-09
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

 (Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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
Large accelerated filer o	Accelerated filer o
Non-Accelerated filer o (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
Yes☐   No ☒
As of July 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $54,940,120 based on the closing price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 5, 2008
Common Stock, $0.01 par value per share	5,420,701

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	July 31, 2008	January 31, 2008
	(Unaudited)

Current assets:
Cash	$4,265,352	$3,427,672
Accounts receivable, net of allowance for doubtful accounts of $71,000
at July 31, 2008 and $45,000 at January 31, 2008	17,280,328	14,927,666
Inventories, net of reserves of $607,000 at July 31, 2008 and at January 31, 2008	48,396,286	48,116,173
Deferred income taxes	1,997,712	1,969,713
Other current assets	2,642,699	1,828,210
Total current assets	74,582,377	70,269,434
Property and equipment, net of accumulated depreciation of	14,446,482	13,324,648
$8,414,000 at July 31, 2008 and $7,055,000 at January 31, 2008
Goodwill	10,969,284	871,297
Other assets	1,129,677	157,474
	$101,127,820	$84,622,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,602,117	$3,312,696
Accrued expenses and other current liabilities	2,889,900	1,684,161
Total current liabilities	7,492,017	4,996,857
Construction loan	1,801,924	1,882,085
Borrowings under revolving credit facility	20,311,466	8,871,000
Other non current liabilities	299,902	-----

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par; authorized 1,500,000 shares
(none issued)
Common stock $.01 par; authorized 10,000,000 shares;
issued and outstanding 5,523,288 shares at July 31, 2008 and
January 31, 2008	55,233	55,233
Less treasury stock, at cost, 102,587 shares at July 31, 2008 and 0 shares at January 31, 2008	(1,201,005)	-----
Additional paid-in capital	49,370,317	49,211,961
Other comprehensive income (loss)	838,520	(36,073)
Retained earnings (1)	22,159,446	19,641,790
Stockholders' equity	71,222,511	68,872,911
	$101,127,820	$84,622,853

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	July 31,		July 31,
	2008	2007	2008	2007
Net sales	$27,565,036	$21,731,685	$54,845,193	$47,328,423
Cost of goods sold	19,404,170	16,538,171	40,005,729	36,844,951
Gross profit	8,160,866	5,193,514	14,839,464	10,483,472
Operating expenses	5,967,128	4,278,432	11,197,612	8,573,579
Operating profit	2,193,738	915,082	3,641,852	1,909,893
Interest and other income, net	55,816	82,078	85,890	125,138
Interest expense	(253,976)	(57,518)	(353,496)	(111,126)
Income before income taxes	1,995,578	939,642	3,374,246	1,923,905
Provision for income taxes	371,061	172,592	856,590	561,007
Net income	$1,624,517	$767,050	$2,517,656	$1,362,898
Net income per common share:
Basic	$0.30	$0.14	$0.46	$0.25
Diluted	$0.30	$0.14	$0.46	$0.25
Weighted average common shares outstanding:
Basic	5,421,520	5,522,604	5,454,209	5,522,214
Diluted	5,459,191	5,543,407	5,490,690	5,540,906

The accompanying notes are an integral part of these financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
Six months ended July 31, 2008
	Common Stock Shares Amount		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Other Comprehensive Income (Loss)	Total
				Shares	Amount
Balance February 1, 2008	5,523,288	$55,233	$49,211,961	-----	-----	$19,641,790	$(36,073)	$68,872,911
Net Income	-----	-----	-----	-----	-----	2,517,656	-----	2,517,656
Stock Repurchase Program	-----	-----	-----	102,587	$(1,201,005)	-----	-----	(1,201,005)
Other Comprehensive Income	-----	-----	-----	-----	-----	-----	874,593	874,593
Stock Based Compensation - Restricted Stock Plan	-----	-----	126,812	-----	-----	-----	-----	126,812
Issuance of Director Stock Options	-----	-----	31,544	-----	-----	-----	-----	31,544
Balance July 31, 2008	5,523,288	$55,233	$49,370,317	102,587	$(1,201,005)	$22,159,446	$838,520	$71,222,511

The accompanying notes are an integral part of these financial statements.

LAKELAND INDUSTRIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	July 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$2,517,656	$1,362,898
Adjustments to reconcile net income to net cash provided
by operating activities:
Stock based compensation	158,356	108,283
Reserve for doubtful accounts	26,317	(13,500)
Reserve for inventory obsolescence	(100)	330,490
Depreciation and amortization	826,644	513,933
Deferred income tax	(28,000)	(83,619)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,179,837)	2,655,850
(Increase) decrease in inventories	3,028,909	(3,091,465)
(Increase) in other assets	(361,735)	(1,222,161)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(270,954)	1,552,652
Net cash provided by operating activities	4,717,256	2,113,361

Cash Flows from Investing Activities:
Acquisition of Qualytextil, SA	(13,640,450)	-----
Purchases of property and equipment	(702,162)	(1,149,944)
Net cash used in investing activities	(14,342,612)	(1,149,944)

Cash Flows from Financing Activities:
Purchases of stock under stock repurchase program	(1,201,005)	-----
Proceeds from exercise of stock option	-----	6,690
Borrowing to fund Qualytextil acquisition	13,344,466	-----
Payments under loan agreements	(1,680,425)	(1,236,000)
Net cash provided by (used in) financing activities	10,463,036	(1,229,310)

Net increase (decrease) in cash	837,680	(265,893)
Cash and cash equivalents at beginning of period	3,427,672	1,906,557
Cash and cash equivalents at end of period	$4,265,352	$1,640,664

The accompanying notes are an integral part of these financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Business

Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is the United States. No customer accounted for more than 10% of net sales during the six month periods ended July 31, 2008 and 2007, respectively.

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

The results of operations for the three and six month periods ended July 31, 2008 are not necessarily indicative of the results to be expected for the full year.

3.    Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated.

4.    Inventories:

Inventories consist of the following:

	July 31,	January 31,
	2008	2008
Raw materials	$21,498,163	$25,035,569
Work-in-process	2,615,455	2,873,001
Finished Goods	24,282,668	20,207,603
	$48,396,286	$48,116,173

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended July 31, 2008 and 2007.

	Three Months Ended		Six Months Ended
	July 31,		July 31
	2008	2007	2008	2007
Numerator
Net Income	$1,624,517	$767,050	$2,517,656	$1,362,898
Denominator
Denominator for basic earnings per share	5,421,520	5,522,604	5,454,209	5,522,214
     (Weighted-average shares which reflect 101,768 and 69,079 weighted average common shares in the treasury as a result of the stock repurchase program) for the three and six months ended July 31, 2008, respectively.

- Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	37,670	20,803	36,481	18,692
Denominator for diluted earnings per share	5,459,191	5,543,407	5,490,690	5,540,906
(adjusted weighted average shares)
Basic earnings per share	$0.30	$0.14	$0.46	$0.25
Diluted earnings per share	$0.30	$0.14	$0.46	$0.25

6.    Revolving Credit Facility

At July 31, 2008, the balance outstanding under our five year revolving credit facility amounted to $20.3 million. In May 2008 the facility was increased from $25 million to $30 million (see Note 13). The credit facility is collateralized by substantially all of the assets of the Company. The credit facility contains financial covenants, including, but not limited to, fixed charge ratio, funded debt to EBIDTA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at July 31, 2008 and for the period then ended. The weighted average interest rate for the six month period ended July 31, 2008 was 3.24%.

7.    Major Supplier

We purchased 41% of our raw materials from one supplier during the six month period ended July 31, 2008. We normally purchase approximately 75% of our raw material from this suppler. We carried higher inventory levels throughout FY08 and limited our material purchases in Q1 and Q2 of FY09. Such purchases have resumed at normal levels in Q3 FY09. We expect this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; however, our competitive position in the marketplace could be adversely affected.

8.    Director Stock Compensation

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

The following table represents our stock options granted, exercised, and forfeited during the six months ended July 31, 2008.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2008	17,567	$13.48	2.65 years	8,618
Granted in the six months ended July 31, 2008	3,000	$13.10	5.89 years	-----
Outstanding at July 31, 2008	20,567	$13.42	3.24 years	18,060
Exercisable at July 31, 2008	17,567	$13.48	2.40 years	18,060

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

The Company has granted up to a maximum of 142,984 restricted stock awards as of July 31, 2008. All of these restricted stock awards are non-vested at July 31, 2008 (100,139 shares at “baseline” and 58,284 shares at “minimum”) and have a weighted average grant date fair value of $12.80 at minimum. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of July 31, 2008, unrecognized stock-based compensation expense related to restricted stock awards totaled $1,386,936, before income taxes, based on the maximum performance award level, less what has been charged to expense on a cumulative basis through July 31, 2008 based on the minimum level.  Such unrecognized stock-based compensation expense related to restricted stock awards totaled $827,324 and $280,680 at the baseline and minimum performance levels, respectively. The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years.  The board has estimated its current performance level to be at the minimum level and expenses have been recorded accordingly.  The performance based awards are not considered stock equivalents for EPS purposes.

        Stock-Based Compensation

The Company recognized total stock-based compensation costs of $137,354 and $108,283 for the six months ended July 31, 2008 and 2007, respectively, of which $126,812 results from the 2006 Equity Incentive Plan and $10,533 results from the Director Option Plan in 2008. All of the 2007 expenses results from the 2006 Equity Incentive Plan.  These amounts are reflected in selling, general and administrative expenses.  The total income tax benefit recognized for stock-based compensation arrangements was $49,447 and $38,982 for the six months ended July 31, 2008 and 2007, respectively.

Directors Sale of Stock

The Company is in the process of setting up a Rule 10-b-5 plan for directors to sell stock.

9.     Manufacturing Segment Data

Domestic and international sales are as follows in millions of dollars:

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2008		2007		2008		2007
Domestic	$20.1	72.7%	$18.7	86%	$42.5	77.6%	$41.3	87.3%
International	7.5	27.3%	3.0	14%	12.3	22.4%	6.0	12.7%
Total	$27.6	100%	$21.7	100%	$54.8	100%	$47.3	100%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Decatur, Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products), Jerez, Mexico (primarily disposable, glove and chemical suit production) St. Joseph, Missouri and Shillington, Pennsylvania (primarily fire, hi-visibility and woven products production). We also maintain three manufacturing facilities in China (primarily disposable and chemical suit production) and a glove manufacturing facility in New Delhi, India. On May 13, 2008 we acquired Qualytextil S.A. which manufactures primarily fire protective apparel for the Brazilian market. Our China facilities and our Decatur, Alabama facility produce the majority of the Company’s products. The accounting policies of these operating entities are the same as those described in Note 1 to our  Annual Report on Form 10-K for the year ended January 31, 2008. We evaluate the performance of these entities based on operating profit which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in the U.S.A., Brazil, Canada, Europe, Chile, China and India which sell and distribute products shipped from the United States, Mexico, Brazil, China, and recently India.

      The table below represents information about reported manufacturing segments for the three month and six month periods noted therein:

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2008	2007	2008	2007
Net Sales:
North America and other foreign	$24.1	$22.24	$51.3	$48.24
Brazil	3.1	-----	3.1	-----
China	6.1	3.46	11.4	6.46
India	.1	.10	.2	.90
Less inter-segment sales	(5.8)	(4.1)	(11.2)	(8.3)
Consolidated sales	$27.6	$21.7	$54.8	$47.3
Operating Profit:
North America and other foreign	$.69	$.44	$1.77	$1.25
Brazil	.79	-----	.79	-----
China	.97	.60	1.75	.98
India	(.19)	(.12)	(.41)	(.24)
Less inter-segment profit	(.07)	-----	(.26)	(.08)
Consolidated profit	2.19	$.92	$3.64	$1.91
Identifiable Assets (at Balance Sheet date):
North America and other foreign	-----	-----	$71.4	$63.3
Brazil	-----	-----	13.9	-----
China	-----	-----	11.6	8.4
India	-----	-----	4.2	4.3
Consolidated assets	-----	-----	$101.1	$76.0
Depreciation and Amortization Expense:
North America and other foreign	$.28	$.15	$.43	$.31
Brazil	.00	-----	.07	-----
China	.07	.11	.14	.20
India	.09	-----	.18	-----
Consolidated depreciation expense	$.44	$.26	$.82	$.51

10.   FIN 48 and Settlement with IRS

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

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company had approximately $90,000 of accrued interest as of July 31, 2008, prior to recording the effects of the settlement with the IRS.

The Company is subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions and a number of foreign jurisdictions.   The Company’s Federal Income Tax returns for the fiscal years ended January 31, 2003, 2004 and 2005 have been audited by the Internal Revenue Service (“IRS”). Such audits are complete where one issue in dispute related to deductions taken by the Company for charitable contributions of its stock in trade, and the other issue would result in a timing difference. Such issues were in the Appellate Division of the IRS. An initial meeting was held in May 2007 and several meetings have since been held. Management recorded a charge of $419,000 representing the government’s position plus interest. Some of this has been previously paid by the Company, leaving a balance of $282,000.

On July 23, 2008, the Company reached a settlement with the IRS regarding its examination of the Company’s Federal Income Tax returns for taxable years ending January 31, 2003, 2004 and 2005.

The Company agreed with the IRS to settle the audit for the amount of $91,000, which includes interest of $24,000. The impact of this settlement results in an additional state tax liability of $12,000, which includes interest of $3,000.  The settlement also resulted in the Company recording a deferred tax asset of $28,000.  Accordingly, the Company has reported a reduction in income tax expense of $207,000 for this transaction in its second quarter report for July 31, 2008.

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

12.  Derivative Instruments and Foreign Currency Exposure

The Company has foreign currency exposure, principally through its investment in Brazil, sales in Canada and the UK and production in Mexico and China.  Management has commenced a hedging program to offset this risk by purchasing forward contracts to sell the Canadian Dollar, Euro and Great Britain Pound.  Such contracts for the Euro and Pound are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the company.  Management has decided not to hedge its long position in the Chinese Yuan or the Brazilian Real.

The Company accounts for its foreign exchange derivative instruments under Statement of FinancialAccounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and HedgingActivities,” as amended.  This standard requires recognition of all derivatives as either assets or liabilities at fair value and may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments.

The Company had one derivative instrument outstanding at July 31, 2008 which was treated as a cash flow hedge intended for forecasted purchases of merchandise by the Company’s Canadian subsidiary.  The Company had the same derivative instrument outstanding at July 31, 2007.  The change in the fair market value of the effective hedge portion of the foreign currency forward exchange contracts was an increase of $84,244 for the six month period ended July 31, 2008 and was recorded in other comprehensive income. It will be released into operations based on the timing of the sales of the underlying inventory.  The release to operations will be reflected in cost of products sold.  During the six-month period ended July 31, 2008, the Company recorded an immaterial loss in cost of goods sold for the remaining portion of the foreign currency forward exchange contract that did not qualify for hedge accounting treatment.  The derivative instrument was in the form of a foreign currency “participating forward” exchange contract. The “participating forward” feature affords the Company full protection on the downside and the ability to retain 50% of any gains, in exchange for a premium at inception.  Such premium is built into the contract in the form of a different contract rate in the amount of $0.016.

The Brazilian financial statements, when translated into USD pursuant to SFAS 52, “Foreign Currency Translation” resulted in a Currency Translation Adjustment (CTA) of $790,349, which is included in other Comprehensive Income on the Balance Sheet.

13.   Acquisition of Qualytextil, SA and Increase in Revolving Credit Line

On May 13, 2008 (the “Final Closing Date”), Lakeland Industries, Inc. completed the acquisition of 100% of all outstanding stock (the “Acquisition”) of Qualytextil, S.A., (“Qualytextil”) a corporation organized under the laws of Brazil, pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”). Qualytextil is a supplier of protective apparel in Brazil.

The Acquisition was financed through Lakeland’s existing revolving credit facility as amended. Further, in related transactions to accommodate the Qualytextil acquisition, Wachovia Bank, N.A. has increased the Revolving Line of Credit from $25,000,000 to $30,000,000 and has reworked several covenants to allow for the acquisition.

The Purchase Price was determined to be a multiple of seven times the 2007 EBITDA of Qualytextil, some of which was used to repay outstanding debts at closing. The 2007 EBITDA was $R3,118,000 (USD$1.9 million) and the total amount paid at closing, including the repayment of such outstanding debts, is $R21,826,000 (approximately USD $13.3 million).

In connection with the closing of such acquisition, a total of $R6.3 million (USD$3.9 million) was used to repay outstanding debts of Qualytextil, $R7.8 million ($4.7 million) was retained in the various escrow funds as described, and the balance of $R7.7 million ($4.7 million) was paid to the Sellers at closing.

There are provisions for an adjustment of the initial Purchase Price, based on results of 2008 EBITDA.  The Post-Closing audit as of April 30, 2008 resulted in no adjustments to the Purchase Price.

There is also a provision for a Supplementary Purchase Price - Subject to Qualytextil’s EBITDA in 2010 being equal to or greater than $R4,449,200 ($2.7 million), the Purchaser shall then pay to the Sellers the difference between six (6) times Qualytextil’s EBITDA in 2010 and seven (7) times the 2007 EBITDA ($R21,826,000.00) ($13.3 million), less any unpaid disclosed or undisclosed contingencies (other than Outstanding Debts) from pre-closing which exceeds $R100,000.00 ($.06 million) ("Supplementary Purchase Price"). The Supplementary Purchase Price in no event shall be greater than $R27,750,000.00 ($16.8 million) additional over the initial Purchase Price, subject to certain restrictions. (USD amounts are based on the exchange rate at the date of the transaction 1.645BRL = 1 USD)

All sellers also have executed employment contracts with terms expiring December 31, 2011 which contain a non-compete provision extending seven years from termination of employment.

The Company is currently evaluating the fair market value of the assets purchased including intangible assets.  Adjustments to the preliminary assets valuation as and when acquired may result when this evaluation is complete.  There is no significant purchased research and development cost involved.

The operations of Qualytextil have been included in the Lakeland consolidated results commencing May 1, 2008.  A condensed balance sheet at the acquisition date follows:

Current assets	($000 USD)
Cash and equivalents	$34
Accounts receivables	1,199
Inventory	3,309
Other current assets	210
Total current assets	4,752

Fixed assets	1,249
Intangible (Brands and Patents)	186
Other non-current assets	606
Total assets	6,791

Current Liabilities
Loans	3,093
Trade payables and other current liabilities	3,477
Total current liabilities	6,570

Other non-current liabilities	82
Net assets acquired	137

Total cost of acquisition of Qualytextil, SA	$13,640
Less net assets acquired	(137)
Less debt repayment at closing	(3,890)
Goodwill at closing	9,613
FAS 52 foreign currency translation adjustment at July 31, 2008	485
Goodwill at July 31, 2008 arising from Qualytextil, SA	$10,098

Lakeland results on a pro-forma basis with Qualytextil results included as if acquired at beginning of period.

	Q1 FY 09	Q2 FY 09	Q2 FY 09 YTD	Q1 FY 08	Q2 FY 08	Q2 FY 08 YTD
Sales	$29,245	$27,565	$56,810	$27,112	$23,519	$50,631
Net Income	1,158	1,625	2,801	580	934	1,515
EPS	$0.21	$0.30	$0.51	$0.11	$0.17	$0.27

For Brazilian tax purposes, the Company expects to deduct goodwill over a five year period commencing upon the future merger of its holding company into the operating company in Brazil. The company is analyzing when to consummate this merger. This amount may be increased by the amount of the Supplemental Purchase Price paid, if any.

There was a strike of Brazilian customs workers from mid March to mid-May, 2008. This delayed many orders due to delays of imported raw materials. April sales were significantly lower than normal. May sales included this additional backlog from April. Since the acquisition was effective as of May 1, the revenue and profits included in the quarter ending July 31, 2008 were higher than would otherwise have occurred. Management estimates the benefit to May revenue and net income as approximately $402,000 and $160,000, respectively, or $0.03 earnings per share.

Item 2.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following summary together with the more detailed business information andconsolidated financial statements and related notes that appeared in our Form 10-K and AnnualReport and in the documents that were incorporated by reference into our Form 10-K for the year ended January 31, 2008.  This Form 10-Q may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995.  This information involves risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.

Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. Our products are sold by our in-house sales forceand independent sales representatives to a network of over 1000 safety and mill supply distributors. These distributors in turn supply end user industrial customers such as chemical/petrochemical, automobile, steel, glass, construction, smelting, janitorial, pharmaceutical and high technology electronics manufacturers, as well as hospitals and laboratories. In addition, we supply federal, state and local governmental agencies and departments such as fire and police departments, airport crash rescue units, the Department of Defense, the Centers for Disease Control, and numerous other agencies of the federal, state and local governments.

We have operated manufacturing facilities in Mexico since 1995, in China since 1996, in India since 2006 and in Brazil since May of 2008. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to China and Mexico. Our facilities and capabilities in China, Mexico, India and Brazil allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. We continue to move production of our reusable woven garments and gloves to these facilities and expect to continue this process through fiscal 2009. As a result, we expect to see continuing profit margin improvements for these product lines over time.

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

We believe the following critical accounting policies affect our more significant judgments andestimates used in the preparation of our consolidated financial statements.

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

Significant Balance Sheet Fluctuations July 31, 2008 as compared to January 31, 2008

Cash increased by $.84 million as borrowings under the revolving credit facility increased by $11.4 million at July 31, 2008, mainly due to the funding of the Qualytextil acquisition. Accounts receivable increased by $2.4 million resulting from seasonal variation and inclusion of Qualytextil receivables.  Inventory increased by $0.3 million, mainly due to inclusion of Brazil, offset by lower levels of raw material purchasing. Accounts payable increased by $1.3 million as raw material purchases increased in the month of July 2008 and with the inclusion of Qualytextil. Other current assets increased by $.81 million, mainly due to Qualytextil prepayments, VAT and other taxes refundable in Chile and China, and prepaid acquisition costs relating to the Qualytextil acquisition. Other assets increased by $1.0 million, mainly due to the inclusion of Qualytextil.

At July 31, 2008 the Company had an outstanding loan balance of $20.3 million under its facility with Wachovia Bank, N.A. compared with $8.871 million at January 31, 2008, with the increase mainly due to the funding of the Qualytextil acquisition. Total stockholders’ equity increased principally due to the net income for the period of $2.5 million, and the foreign exchange gains from the Brazilian operations, offset by the Company’s stock repurchase program of $1.2 million initiated in Q1 FY09.

Three months ended July 31, 2008 as compared to the three months ended July 31, 2007

Net Sales. Net sales increased $5.8 million, or 26.8% to $27.6 million for the three months ended July 31, 2008 from $21.7 million for the three months ended July 31, 2007.  The net increase was mainly due to foreign sales. Qualytextil sales included in the current quarter were $3.1 million. External sales from China increased by $.89 million, or 12.3%, driven by sales to the new Australian distributor. Canadian sales increased by $.13 million, or 10%, UK sales increased by $.13 million, or 12.6%, Chile sales increased by $.14 million, or 93%. US domestic sales increased by $1.34 million or 6.9% as new product introductions in all our domestic divisions begin to take hold.

Gross Profit. Gross profit increased $3.0 million or 57.1% to $ 8.2 million for the three months ended July 31, 2008 from $5.2 million for the three months ended July 31, 2007.  Gross profit as a percentage of net sales increased to 29.6% for the three months ended July 31, 2008 from 23.9% for the three months ended July 31, 2007, primarily due to the inclusion of Brazilian operations at a 55.9% gross profit, the end of the prior year’s sales rebate program to meet competitive conditions, offset by gross losses in India of $.15 million resulting from delayed start up conditions.

Operating Expenses. Operating expenses increased $1.7 million, or 39.5% to $6.0 million for the three months ended July 31, 2008 from $4.3 million for the three months ended July 31, 2007.  As a percentage of sales, operating expenses increased to 21.6% for the three months ended July 31, 2008 from 19.7% for the three months ended July 31, 2007. The $1.69 million increases in operating expenses in the three months ended July 31, 2008 as compared to the three months ended July 31, 2007 were comprised of:

☐	$.92 million in operating costs incurred by Qualytextil, SA in Brazil, now included in Q2 FY09 operating results not previously included.
☐    $.27 million in additional selling expenses, travel and commission exclusive of Brazil.
☐	$.22 million additional freight out costs resulting from significantly higher prevailing carrier rates and higher volume.
☐    $.11 million in additional advertising cost in excess of COOP reimbursements.
☐	$.09 million in costs relating to the proxy contest.
☐    $.05 million in additional startup costs in India and Chile.
☐    $.04 million in additional professional fees.
☐
$.04 million in increased operating costs in China were the result of the large increase in   direct international sales made by China, and are now allocated to SG&A costs. Previously these SG&A costs were allocated to cost of goods sold.

☐    $(.05) million in miscellaneous reductions.

Operating profit. Operating profit increased 139.7% to $2.2 million for the three months ended July 31, 2008 from $.92 million for the three months ended July 31, 2007.  Operating margins were 8.0% for the three months ended July 31, 2008 compared to 4.2% for the three months ended July 31, 2007.

Interest Expenses.  Interest expenses increased by $.20 million for the three months ended July 31, 2008 as compared to the three months ended July 31, 2007 due to higher borrowing levels outstanding mainly due to the funding for the Qualytextil acquisition, partially offset by lower interest rates in the current year.

Income Tax Expense.  Income tax expenses consist of federal, state, and foreign income taxes.  Income tax expenses increased $.20 million, or 115%, to $.37 million for the three months July 31, 2008 from $.17 million for the three months ended July 31, 2007.  Our effective tax rates were 18.6% and 18.4% for the three months ended July 31, 2008 and 2007, respectively. Included in the current year tax expense is a reduction of $207,000 of income tax expense resulting from the settlement with the IRS (See Note 10) and the inclusion of Brazilian operations with an effective tax rate of 16.5%. Our effective tax rate for 2008 was impacted by higher statutory rates in China and some losses in India not eligible for tax credits. The effective tax rate for 2007 reflected an unusually low mix of domestic profits combined with higher profits in China. The 2007 China profits were taxed at a statutory rate of 12.5%. The China statutory tax rate increased to 25% effective January 1, 2008.

 Net Income.  Net income increased $.86 million, or 111.8% to $1.62 million for the three months ended July 31, 2008 from $.77 million for the three months ended July 31, 2007. The increase in net income primarily resulted from the inclusion of the Qualytextil acquisition, and an increase in sales and profits across all operations.

Six months ended July 31, 2008 as compared to the six months ended July 31, 2007

Net Sales. Net sales increased $7.5 million, or 15.9% to $54.8 million for the six months ended July 31, 2008 from $47.3 million for the six months ended July 31, 2007.  The net increase was mainly due to foreign sales. Qualytextil sales included in the current year were $3.1 million. External sales from China increased by $2.2 million, or 305%, driven by sales to the new Australian distributor. Canadian sales increased by $.19 million, or 7.5%, UK sales increased by $.53 million, or 27.6%, Chile sales increased by $.46 million, or 209%. US domestic sales of disposables decreased by $.52 million, chemical suit sales increased by $.39 million, wovens increased by $.77 million, reflective sales increased by $.42 million and glove sales increased by $.09 million, as new product introductions in all our domestic divisions begin to take hold.

Gross Profit. Gross profit increased $4.4 million or 41.6% to $14.8 million for the six months ended July 31, 2008 from $10.5 million for the six months ended July 31, 2007.  Gross profit as a percentage of net sales increased to 27% for the six months ended July 31, 2008 from 22% for the six months ended July 31, 2007, primarily due to the inclusion of Brazilian operations at a 55.9% gross profit, a one time plant restructuring charge in Mexico of $.5 million in the previous year, the end of the sales rebate program in the prior year to meet competitive conditions, and favorable claims experience in our medical insurance program, offset by gross losses in India of $.33 million resulting from delayed start up conditions.

Operating Expenses. Operating expenses increased $2.6 million, or 30.6% to $11.2 million for the six months ended July 31, 2008 from $8.6 million for the six months ended July 31, 2007.  As a percentage of sales, operating expenses increased to 20.4% for the six months ended July 31, 2008 from 18.1% for the six months ended July 31, 2007.  The $2.6 million increases in operating expenses in the six months ended July 31, 2008 as compared to the six months ended July 31, 2007 were comprised of:

☐	$.92	million in operating costs incurred by Qualytextil, SA in Brazil, now included in Q2 FY09 operating results not previously included.
☐	$.54	million additional freight out costs resulting from significantly higher prevailing carrier rates and higher volume.
☐	$.53	million in additional selling expenses, travel and commission exclusive of Brazil.
☐	$.30	million in costs relating to the proxy contest.
☐	$.28
million in increased operating costs in China were the result of the large increase in direct international sales made by China, are now allocated to SG&A costs, previously allocated to cost of goods sold.

☐	$.10	million in additional startup costs in India and Chile.
☐	$(.05)	million miscellaneous reductions.

Operating profit. Operating profit increased 91% to $3.6 million for the six months ended July 31, 2008 from $1.9 million for the six months ended July 31, 2007.  Operating margins were 6.6% for the six months ended July 31, 2008 compared to 4.0% for the six months ended July 31, 2007.

Interest Expenses.  Interest expenses increased by $.24 million for the six months ended July 31, 2008 as compared to the six months ended July 31, 2007 due to higher borrowing levels outstanding, mainly due to the funding for the acquisition, partially offset by lower interest rates in the current year.

Income Tax Expense.  Income tax expenses consist of federal, state, and foreign income taxes.  Income tax expenses increased $.30 million, or 52.7%, to $.86 million for the six months July 31, 2008 from $.56 million for the six months ended July 31, 2007.  Our effective tax rates were 25.4% and 29.2% for the six months ended July 31, 2008 and 2007, respectively. Included in the current year tax expense is a reduction of $207,000 of income tax expense resulting from the settlement with the IRS (See Note 10) and the inclusion of Brazilian operations with an effective tax rate of 16.5%. The 2007 period reflected a 12.5% statutory rate for China (raised to 25% effective January 1, 2008) and was impacted by the $500,000 charge for the Mexico plant restructuring for which no tax credit was available. Without this $500,000 charge, the effective tax rate for the 2007 period would have been 26.1%

 Net Income.  Net income increased $1.2 million, or 85% to $2.5 million for the six months ended July 31, 2008 from $1.4 million for the six months ended July 31, 2007. The increase in net income primarily resulted from the inclusion of the Brazilian operations, an increase in sales in other divisions, the one-time charge for the Mexico plant restructuring in the previous year, and favorable claim experience in our medical insurance program, offset by larger losses in India.

Qualytextil Contribution to Earnings

The acquisition of Qualytextil added sales of $3.1 million to Q2 2009 operations, at a gross profit of

56%. The Company incurred additional interest expense on its revolving credit facility to fund the purchase price, travel expenses and additional professional fees totaling $137,000 in Q2 2009. The net after tax contribution to the Company’s net income was $568,000, or $0.105 per share.

Liquidity and Capital Resources

Cash Flows. As of July 31, 2008 we had cash and cash equivalents of $4.3 million and working capital of $67.1 million; increases of $.8 million and $1.8 million, respectively, from January 31,2008. Our primary sources of funds for conducting our business activities have been cash flow provided by operations and borrowings under our credit facilities described below.  We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

Net cash provided by operating activities of $4.7 million for the six months ended July 31, 2008 was due primarily to net income from operations of $2.5 million, a decrease in accounts payable accrued expenses and other liabilities of $.3 million, and an increase in inventories of $3.0 million, with a decrease in accounts receivable of $1.2 million. Net cash used in investing activities of $14.3 million in the six months ended July 31, 2008, was mainly due to the Qualytextil acquisition, and also the purchases of property and equipment.

We currently have one credit facility - a $30 million revolving credit, of which $20.3 million of borrowings were outstanding as of July 31, 2008.  Our credit facility requires that we comply with specified financial covenants relating to fixed charge ratio, debt to EBIDTA coverage, and inventory and accounts receivable collateral coverage ratios.  These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business.  Default under our credit facility would allow the lender to declare all amounts outstanding to be immediately due and payable.  Our lender has a security interest in substantially all of our assets to secure the debt under our credit facility.  As of July 31, 2008, we were in compliance with all covenants contained in our credit facility.

We believe that our current cash position of $4.3 million, our cash flow from operations along with borrowing availability under our $30 million revolving credit facility will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

Capital Expenditures. Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment, and leasehold improvements, as well as payments related to the construction of our new facilities in China. Our facilities in China are not encumbered by commercial bank mortgages, and thus Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. Our capital expenditures are expected to be approximately $1.1 million for capital equipment, primarily computer equipment and apparel manufacturing equipment in fiscal 2009, exclusive of our Brazil acquisition.

Foreign Currency Exposure.  The Company has foreign currency exposure, principally through its investment in Brazil, sales in Canada and the UK and production in Mexico and China.  Management has commenced a hedging program to offset this risk by purchasing forward contracts to sell the Canadian Dollar, Euro and Great Britain Pound.  Such contracts for the Euro and Pound are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the company.  Management has decided not to hedge its long positions in the Chinese Yuan and Brazilian Real.

The Company accounts for its foreign exchange derivative instruments under Statement of FinancialAccounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  This standard requires recognition of all derivatives as either assets or liabilities at fair value and may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments.

The Company had one derivative instrument outstanding at July 31, 2008 and July 31, 2007 which was treated as a cash flow hedge intended for forecasted purchases of merchandise by the Company’s Canadian subsidiary.  The change in the fair market value of the effective hedge portion of the foreign currency forward exchange contracts was a gain of  $84,244, for the six month period ended July 31, 2008 and was recorded in other comprehensive (income) loss (see Note 12).  It will be released into operations based on the timing of the sales of the underlying inventory.  The release to operations will be reflected in cost of products sold.  During the period ended July 31, 2007, the Company recorded an immaterial loss in cost of goods sold for the remaining portion of the foreign currency forward exchange contract that did not qualify for hedge accounting treatment.  The derivative instrument was in the form of a foreign currency “participating forward” exchange contract. The “participating forward” feature affords the Company full protection on the downside and the ability to retain 50% of any gains, in exchange for a premium at inception.  Such premium is built into the contract in the form of a different contract rate in the amount of $0.016.

The company has a net investment in Brazil denominated in foreign currency of approximately 22 million Brazilian Reals. Management has decided not to hedge this investment at this time. Applying translation methodology per SFAS 52 results in a Currency Translation Adjustment of $790,349, included in Other Comprehensive Income in Stockholders’ Equity on the Balance Sheet at July 31, 2008.

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from that disclosed in our Annual Report onForm 10-K for the fiscal year ended January 31, 2008.

Item 4.                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Lakeland Industries, Inc.’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of Lakeland Industries,Inc.’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(c) under the Securities Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, the Company’s disclosure controls and procedures were effective as of July 31, 2008.

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

Previous Material Weaknesses- In its report at April 30, 2008, management had previously identified a material weakness in its period-end financial reporting process relating to employee withholding for medical insurance. The employee withholding for medical insurance was not offset against the expenses as a result of human error and was not identified on review due to the favorable claim experience resulting in lowered expenses. This control deficiency resulted in an adjustment to our April 30, 2008 financial statements and could have resulted in an overstatement of  cost of sales and operating expenses that would have resulted in an understatement of net earnings in the amount of $127,000 to the interim financial statements if not detected and prevented.

Management had also previously identified two material weaknesses at January 31, 2008, in its period-end financial reporting process relating to the elimination of inter-company profit in inventory and the inadequate review of inventory cutoff procedures and financial statement reconciliations from one of our China subsidiaries.  The material weakness which related to the elimination of inter-company profit in inventory resulted from properly designed controls that did not operate as intended due to human error. The material weakness that resulted in the inventory cut-off error was as a result of the improper reconciliation of the conversion of one of our China subsidiaries’ financial statements from Chinese GAAP to U.S. GAAP. We engaged a CPA firm in China to assist management in this conversion, and the Chinese CPA firm’s review as well as management’s final review did not properly identify the error in the reconciliation. These control deficiencies resulted in audit adjustments to our January 31, 2008 financial statements and could have resulted in a misstatement to cost of sales that would have resulted in a material misstatement to the annual and interim financial statements if not detected and prevented.

As described below under the heading “Changes in Internal Controls Over Financial Reporting,” we have taken a number of steps designed to improve our accounting for our Chinese subsidiaries,  the elimination of intercompany profit in inventory, and employee withholding for medical insurance.

Changes in Internal Control Over Financial Reporting – Except as described below, there have been no changes in our internal control over financial reporting since January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation - In response to the material weaknesses identified at year end, we continue the process of initiating additional review procedures to reduce the likelihood of future human error and are transitioning to internal accounting staff with greater knowledge of U.S. GAAP to improve the accuracy of the financial reporting of our Chinese subsidiary.  We have automated key elements of the calculation of intercompany profits in inventory and formalized the review process of the data needed to calculate this amount. With the implementation of this corrective action we believe that the previously identified material weakness relating to intercompany profit elimination has been remediated as of the first quarter of the fiscal year 2009.

In response to the material weakness identified at April 30, 2008, we have initiated additional review procedures to reduce the likelihood of future human error on the assets and liabilities trial balance amounts.

Management believes that the remediation relating to the weakness relating to the Chinese subsidiaries is now completely in effect.

Effective in full at July 31, 2008, management has taken primary responsibility to prepare the US GAAP financial reporting based on China GAAP financial statements. This function was previously performed by outside accountants in China. Further, US corporate management is now also reviewing the China GAAP financial statements. In addition, in July 2008, an internal auditor was hired in China  who will report directly to the US corporate internal audit department and who will work closely with US management.

Lakeland Industries, Inc.’s management, with the participation of Lakeland Industries, Inc.’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the second quarter of fiscal 2009.  Based on that evaluation, management concluded that there have been changes in Lakeland Industries, Inc.’s internal control over financial reporting during the second quarter of fiscal 2009 that have materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting, in order to remediate the previously identified material weaknesses. These changes are described above.

We believe the above remediation steps will provide us with the infrastructure and processes necessary to accurately prepare our financial statements on a quarterly basis.

PART II. OTHER INFORMATION

Items 1, 2, 3  and 5 are not applicable

Item 4.                                    Submission of Matter to a Vote of Security Holders:
None

Item 6.                                     Exhibits and Reports on Form 8-K:

Reports on Form 8-K:

a -
On May 6, 2008, the Company filed a Form 8-K under item 8.01 stating that on May 2, 2008, the Company extended the final closing date for the acquisition of Qualytextil, S.A. for Friday, May 9, 2008 due to standard and customary closing conditions in Brazil.

b -
On May 15, 2008, the Company filed a Form 8-K under items 1.01, 2.01, and 7.01. Item 1.01 relates to the Stock Purchase Agreement with Miguel Antonio dos Guimarães Bastos, Elder Marcos Vieira da Conceição, and Márcia Cristina Vieira da Conscição Antunes, together with, Nordeste Empreendedor Fundo Mútuo de Investimento em Empresas Emergentes, and Qualytextil S.A., organized under the laws of the nation of Brazil. Item 2.01 relates to that on May 13, 2008, the Qualytextil acquisition was completed. Item 7.01 relates to that on May 14, 2008, Lakeland issued a press release announcing the completion of the acquisition of Qualytextil.

c -
On May 16, 2008, the Company filed a Form 8-K under item 7.01 for the purpose of furnishing a press release in announcing that on May 16, 2008, at its 2008 Annual Meeting of Stockholders, it intends to seek stockholder approval for the repeal of the supermajority voting requirements applicable to certain business combinations that are currently contained in its Restated Certificate of Incorporation.

d -
On June 9, 2008, the Company filed a Form 8-K under item 2.02 for the purpose of furnishing a press release announcing the Company's Q1 FY09 financial results for the reporting period ended April 30, 2008.

e -
On June 20, 2008, the Company filed a Form 8-K under Items 5.02, 5.03 and 8.01. Item 5.02 relates to a two year employment agreement between Christopher J. Ryan and Lakeland Industries, Inc. dated April 11, 2008. Items 5.03 and 8.01 relate to that on June 18, 2008, the Board of Directors and shareholders approved and adopted of the Amended and Restated Bylaws and Certificate of Incorporation of the Company.

f -
On July 25, 2008 the Company filed a Form 8-K/A under Item 9.01 amending the initial Form 8-K, dated May 15, 2008 in order to include audited historical financial statements of Qualytextil and pro forma financial information that were not included in the initial Form 8-K

  Exhibits:

a.
10.1 On July 31, 2008, the Company’s Board of Directors ratified and Greg Pontes executed an Employment Agreement between Lakeland Industries, Inc. and Greg Pontes dated July 1, 2008, which agreement took effect on August 29, 2008. A copy of stated agreement is filed herein.

b.	31.1 Certification Pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act, Signed by Chief Executive Officer (filed herewith)

c.	31.2 Certification Pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act, Signed by Chief Financial Officer (filed herewith)

d.	32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Signed by Chief Executive Officer (filed herewith)

e.	32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Signed by Chief Financial Officer (filed herewith)

_________________SIGNATURES_________________

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: September 9, 2008	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President,
Secretary and General Counsel
(Principal Executive Officer and Authorized Signatory)

Date: September 9, 2008	/s/Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)