Form 10-Q
period 2008-10-31
LAKELAND INDUSTRIES INC
filed 2008-12-10
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 8, 2008
Common Stock, $0.01 par value per share	5,415,971

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	October 31, 2008 (Unaudited)	January 31, 2008

Current assets:
Cash	$2,132,618	$3,427,672
Accounts receivable, net of allowance for doubtful accounts of $36,000 at October 31, 2008 and $45,000 at January 31, 2008	16,505,775	14,927,666
Inventories, net of reserves of $493,000 at October 31, 2008 and $607,000 at January 31, 2008	55,031,523	48,116,173
Deferred income taxes	2,134,744	1,969,713
Other current assets	4,293,714	1,828,210
Total current assets	80,098,374	70,269,434
Property and equipment, net of accumulated depreciation of $8,626,928 at October 31, 2008 and $7,054,914 at January 31, 2008	13,702,952	13,324,648
Goodwill	8,420,241	871,297
Other assets	910,087	157,474
TOTAL ASSETS	$103,131,654	$84,622,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,126,979	$3,312,696
Accrued expenses and other current liabilities	2,463,300	1,684,161
Total current liabilities	7,590,279	4,996,857
Construction loan	1,499,918	1,882,085
Borrowings under revolving credit facility	25,517,466	8,871,000
Other non current liabilities	108,100	-----

Commitments and contingencies	-----	-----

Stockholders' equity:
Preferred stock, $.01 par; authorized 1,500,000 shares
(none issued)
Common stock, $.01 par; authorized 10,000,000 shares;
issued and outstanding 5,523,288 shares at October 31, 2008 and January 31, 2008	55,233	55,233
Less treasury stock, at cost, 107,317 shares at October 31, 2008 and 0 shares at January 31, 2008	(1,255,459)	-----
Additional paid-in capital	49,438,501	49,211,961
Other comprehensive loss	(3,354,991)	(36,073)
Retained earnings (1)	23,532,607	19,641,790
Stockholders' equity	68,415,891	68,872,911
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$103,131,654	$84,622,853

 (1) A cumulative total of $17,999,739 has been transferred from retained earnings to additional paid-in-capital and par value of common stock due to four separate stock dividends paid in 2002, 2003, 2005 and 2006, with $6,386,916 included in the year ended January 31, 2008.

The accompanying notes are an integral part of these financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	October 31,		October 31,
	2008	2007	2008	2007
Net sales	$25,159,948	$23,452,983	$80,005,141	$70,781,406
Cost of goods sold	17,989,076	17,748,865	57,994,805	54,593,816
Gross profit	7,170,872	5,704,118	22,010,336	16,187,590
Operating expenses	5,110,642	4,355,330	16,308,254	12,928,909
Operating profit	2,060,230	1,348,788	5,702,082	3,258,681
Interest and other income, net	44,270	51,249	130,159	176,387
Interest expense	(284,463)	(94,344)	(637,958)	(205,470)
Income before income taxes	1,820,037	1,305,693	5,194,283	3,229,598
Provision for income taxes	446,876	375,536	1,303,466	936,543
Net income	$1,373,161	$930,157	$3,890,817	$2,293,055
Net income per common share*:
Basic	$0.25	$0.17	$0.71	$0.42
Diluted	$0.25	$0.17	$0.71	$0.41
Weighted average common shares outstanding*:
Basic	5,415,971	5,523,288	5,442,690	5,522,572
Diluted	5,456,536	5,544,619	5,480,689	5,542,144

*Adjusted for the 10% stock dividend to shareholders of record on August 1, 2006.

The accompanying notes are an integral part of these financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
Nine months ended October 31, 2008

	Common Stock		Additional Paid-in Capital	Treasury Stock			Retained Earnings	Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance February 1, 2008	5,523,288	$55,233	$49,211,961	-----	$	-----	$19,641,790	$(36,073)	$68,872,911
Net Income	-----	-----	-----	-----		-----	3,890,817	-----	3,890,817
Stock Repurchase Program	-----	-----	-----	107,317		(1,255,459)	-----	-----	(1,255,459)
Other Comprehensive Loss	-----	-----	-----	-----		-----	-----	(3,318,918)	(3,318,918)
Stock Based Compensation Restricted Stock Plan	-----	-----	194,996	-----		-----	-----	-----	194,996
Issuance of Director Stock Options	-----	-----	31,544	-----		-----	-----	-----	31,544

Balance October 31, 2008	5,523,288	$55,233	$49,438,501	107,317		$(1,255,459)	$23,532,607	$(3,354,991)	$68,415,891

The accompanying notes are an integral part of these financial statements.

LAKELAND INDUSTRIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	October 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$3,890,817	$2,293,055
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	226,540	170,772
Reserve for doubtful accounts	(9,000)	(13,000)
Reserve for inventory obsolescence	(114,000)	289,601
Depreciation and amortization	1,231,285	816,441
Deferred income tax	(165,032)	(157,591)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(369,967)	33,744
(Increase) in inventories	(3,492,428)	(5,809,366)
(Increase) decrease in other assets	(2,183,085)	1,369,535
(Decrease) in accounts payable, accrued expenses and other liabilities	(74,850)	(628,465)
Net cash used in operating activities	(1,059,720)	(1,635,274)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,588,511)	(2,049,565)
Acquisition of Qualytextil, S.A.	(13,669,763)	--------------
Net cash used in investing activities	(15,258,274)	(2,049,565)

Cash Flows from Financing Activities:
Purchases of stock under stock repurchase program	(1,255,459)	-----
Proceeds from exercise of stock option	-----	6,690
Construction loan proceeds	-----	992,888
Net borrowings under loan agreements	2,933,933	3,450,000
Borrowing to fund Qualytextil Acquisition	13,344,466	------------
Net cash provided by financing activities	15,022,940	4,449,578

Net (decrease) increase in cash	(1,295,054)	764,739
Cash and cash equivalents at beginning of period	3,427,672	1,906,557
Cash and cash equivalents at end of period	$2,132,618	$2,671,296

The accompanying notes are an integral part of these financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Business

Lakeland Industries, Inc. and Subsidiaries, a Delaware corporation, organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is the United States. No customer accounted for more than 10% of net sales during the three and nine month periods ended October 31, 2008 and 2007, respectively.

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

The results of operations for the three and nine month periods ended October 31, 2008 are not necessarily indicative of the results to be expected for the full year.

3.    Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated.

4.	Inventories:

Inventories consist of the following:	October 31,	January 31,
	2008	2008
Raw materials	$26,658,682	$25,035,569
Work-in-process	3,306,596	2,873,001
Finished Goods	25,066,245	20,207,603
TOTAL	$55,031,523	$48,116,173

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in-first-out basis) or market.

5.	Earnings Per Share:

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

The following table sets forth the computation of basic and diluted earnings per share at October 31, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Numerator
Net Income	$1,373,161	$930,157	$3,890,817	$2,293,055
Denominator
Denominator for basic earnings per share	5,415,971	5,523,288	5,442,690	5,522,572
(Weighted-average shares which reflect 107,317 and 80,598 weighted average common shares in the treasury as a result of the stock repurchase program for the three months and the nine months ended October 31, 2008, respectively)

Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	40,565	21,331	37,999	19,572
Denominator for diluted earnings per share (adjusted weighted average shares)	5,456,536	5,544,619	5,480,689	5,542,144
Basic earnings per share	$0.25	$0.17	$0.71	$0.42
Diluted earnings per share	$0.25	$0.17	$0.71	$0.41

6.	Revolving Credit Facility

At October 31, 2008, the balance outstanding under our five year revolving credit facility amounted to $25.5 million. In May 2008, the facility was increased from $25 million to $30 million (see Note 13). The credit facility is collateralized by substantially all of the assets of the Company. The credit facility contains financial covenants, including, but not limited to, fixed charge ratio, funded debt to EBIDTA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at October 31, 2008 and for the period then ended. The weighted average interest rate for the nine month period ended October 31, 2008 was 3.36%.

7.	Major Supplier

We purchased 50% of our raw materials from one supplier during the nine month period ended October 31, 2008. During the first quarter of this period, however, we purchased an abnormally low amount from this supplier. We normally purchase approximately 75% of our raw material from this suppler. We carried higher inventory levels throughout FY08 and limited our material purchases in Q1 of FY09. Such purchases resumed at normal levels in Q2 FY09. We expect this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; however, our competitive position in the marketplace would be adversely affected.

8.	Employee Stock Compensation

The Company’s Director’s Plan permits the grant of share options and shares to its Directors for up to 60,000 shares of common stock as stock compensation in the aggregate.  All stock options under this Plan are granted at the fair market value of the common stock at the grant date.  This date is fixed only once a year upon a Board Member’s re-election to the Board at the Annual Shareholders’ meeting which is the third Wednesday in June pursuant to the Director’s Plan and our Company By-Laws.  Directors’ stock options vest ratably over a 6 month period and generally expire 6 years from the grant date.

The following table represents our stock options granted, exercised, and forfeited during the nine months ended October 31, 2008:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2008	17,567	$13.48	2.65 years	$8,618
Granted in the nine months ended October 31, 2008	3,000	$13.10	5.89 years	-----
Outstanding at October 31, 2008	20,567	$13.42	2.52 years	$12,800
Exercisable at October 31, 2008	17,567	$13.48	2.15 years	$12,800

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

The Company has granted up to a maximum of 147,280 restricted stock awards as of October 31, 2008. All of these restricted stock awards are non-vested at October 31, 2008 (104,435 shares at “baseline” and 62,580 shares at “minimum”) and have a weighted average grant date fair value of $12.95. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of October 31, 2008, unrecognized stock-based compensation expense related to restricted stock awards totaled $1,363,596, before income taxes, based on the maximum performance award level.  Such unrecognized stock-based compensation expense related to restricted stock awards totaled $803,984 and $257,340 at the baseline and minimum performance levels, respectively. The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years.  The board has estimated the Company’s current performance level to be at the minimum level and expenses have been recorded accordingly.  The performance based awards are not considered stock equivalents for EPS purposes

        Stock-Based Compensation

The Company recognized total stock-based compensation costs of $226,540, of which $194,996 results from the 2006 Equity Incentive Plan, and $31,544 results from the Non-Employee Directors Option Plan for the nine months ended October 31, 2008 and $170,772 and $0 for the nine months ended October 31, 2007, respectively.  These amounts are reflected in selling, general and administrative expenses.  The total income tax benefit recognized for stock-based compensation arrangements was $81,554 and $61,478 for the nine months ended October 31, 2008 and 2007, respectively.

9.     Manufacturing Segment Data

Domestic and international sales are as follows in millions of dollars:

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2008		2007		2008		2007
Domestic	$18.8	75%	$19.8	84.3%	$61.3	77%	$59.7	84.3%
International	$6.4	25%	3.7	15.7%	$18.7	23%	11.1	15.7%
Total	$25.2	100%	$23.5	100%	$80.0	100%	$70.8	100%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Decatur, Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products), Jerez, Mexico (primarily disposable, glove and chemical suit production) St. Joseph, Missouri and Shillington, Pennsylvania (primarily fire, hi-visibility and woven products production). We also maintain three manufacturing facilities in China (primarily disposable and chemical suit production) and a glove manufacturing facility in New Delhi, India. On May 13, 2008 we acquired Qualytextil S.A. which manufactures primarily fire protective apparel for the Brazilian market. Our China facilities produce the majority of the Company’s products. The accounting policies of these operating entities are the same as those described in Note 1 to our  Annual Report on Form 10-K for the year ended January 31, 2008. We evaluate the performance of these entities based on operating profit which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in the U.S.A., Brazil, Canada, Europe, Chile, China and India which sell and distribute products shipped from the United States, Mexico, Brazil, China, and recently India.

The table below represents information about reported manufacturing segments for the three and nine month periods noted therein:

	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, (in millions of dollars)
	2008	2007	2008	2007
Net Sales:
North America and other foreign	$22.53	$23.62	$73.87	$72.67
Brazil	2.44	-----	5.52	-----
China	5.31	4.14	16.75	10.6
India	.12	.04	.29	.13
Less inter-segment sales	(5.25)	(4.30)	(16.42)	(12.60)
Consolidated sales	$25.16	$23.50	$80.00	$70.80
Operating Profit:
North America and other foreign	$1.37	$.62	$3.14	$1.87
Brazil	.34	-----	1.14	-----
China	.63	1.02	2.38	2.0
India	(.22)	(.22)	(.63)	(.46)
Less inter-segment profit	(.06)	(.07)	(.33)	(.11)
Consolidated profit	$2.06	$1.35	$5.70	$3.30
Identifiable Assets (at Balance Sheet date):
North America and other foreign	-----	-----	$79.57	$65.8
Brazil	-----	-----	6.63	-----
China	-----	-----	12.54	10.4
India	-----	-----	4.38	4.3
Consolidated assets	-----	-----	$103.13	$80.5
Depreciation and Amortization Expense:
North America and other foreign	$.14	$.16	$.64	$.47
Brazil	.11	-----	.11	-----
China	.07	.07	.21	.27
India	.09	.08	.27	.08
Consolidated depreciation expense	$.41	$.31	$1.23	$.82

10.	Adoption of FIN 48

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

The Company agreed with the IRS to settle the audit for the amount of $91,000, which includes interest of $24,000. The impact of this settlement results in an additional state tax liability of $12,000, which includes interest of $3,000.  The settlement also resulted in the Company recording a deferred tax asset of $28,000.  Accordingly, the Company reported a reduction in income tax expense of $207,000 for this transaction in its second quarter report for July 31, 2008.

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

On March 1, 1999, we entered into a one year (renewable for four additional one year terms) lease agreement with Harvey Pride, Jr., our Vice President of Manufacturing, for a 2,400 sq. ft. customer service office located next to our existing Decatur, Alabama facility at an annual rent of $18,000. This lease was renewed on April 28, 2008 at $18,000 until March 30, 2009 with 5% increases in both 2010 and 2011.

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

The Company had no derivative instruments outstanding at October 31, 2008 for foreign exchange.  The Company had one derivative instrument outstanding at October 31, 2007, which was treated as a cash flow hedge intended for forecasted purchases of merchandise by the Company’s Canadian subsidiary.  The change in the fair market value of the effective hedge portion of the foreign currency forward exchange contracts was zero. During the nine month period ended October 31, 2008, the Company recorded an immaterial loss in cost of goods sold for the remaining portion of the foreign currency forward exchange contract that did not qualify for hedge accounting treatment.  The derivative instrument was in the form of a foreign currency “participating forward” exchange contract. The “participating forward” feature affords the Company full protection on the downside and the ability to retain 50% of any gains, in exchange for a premium at inception.  Such premium is built into the contract in the form of a different contract rate in the amount of $0.016.

Interest Rate Risk Management
We are exposed to interest rate risk from debt. We have hedged against the risk of changes in the interest rate associated with our variable rate Revolving Credit (See Note 6) by entering into a variable-to-fixed interest rate swap agreement, designated as fair value hedges, with a total notional amount of $18 million as of October 31, 2008. We assume no hedge ineffectiveness as each interest rate swap meets the short-cut method requirements under SFAS 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt, both are reported in interest and other income and no net gain or loss is recognized in earnings.

The fair values of all derivatives recorded on the consolidated balance sheet are as follows:

	October 31, 2008	January 31, 2008
Unrealized Gains:
Foreign currency exchange contracts	-----	-----
Unrealized (Losses):
Foreign currency exchange contracts	-----	$77,000
Interest rate swaps	$33,825	-----

The Brazilian financial statements, when translated into USD pursuant to FAS 52, “Foreign Currency Translation” resulted in a Currency Translation Adjustment (CTA) of $(3,235,889), which is included in Other Comprehensive Loss on the Balance Sheet.

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

The Purchase Price was determined to be a multiple of seven times the 2007 EBITDA of Qualytextil, some of which was used to repay outstanding debts at closing. The 2007 EBITDA was $R3,118,000 ($1.9 million) and the total amount paid at closing, including the repayment of such outstanding debts, is $R21,826,000 (approximately $13.3 million).

In connection with the closing of such acquisition, a total of $R6.3 million ($3.9 million) was used to repay outstanding debts of Qualytextil, $R7.8 million ($4.7 million) was retained in the various escrow funds as described, and the balance of $R7.7 million ($4.7 million) was paid to the Sellers at closing.

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

The operations of Qualytextil have been included in the Lakeland consolidated results commencing May 1, 2008.  A condensed balance sheet at the acquisition date follows:

Current assets	($000 USD)
Cash and equivalents	$34
Accounts receivables	1,199
Inventory	3,309
Other current assets	210
Total current assets	4,752

Fixed assets	1,249
Intangible (Brands and Patents)	186
Other non-current assets	606
Total assets	6,791

Current Liabilities
Loans	3,093
Trade payables and other current liabilities	3,477
Total current liabilities	6,570

Other non-current liabilities	82
Net assets acquired	137

Total cost of acquisition of Qualytextil, SA	$13,670
Less net assets acquired	(137)
Less debt repayment at closing	(3,890)
Goodwill at closing	9,643
FAS 52 foreign currency translation adjustment at October 31, 2008	(2,094)
Goodwill at October 31, 2008 arising from Qualytextil, SA	$7,549

Lakeland results on a pro-forma basis with Qualytextil results included as if acquired at beginning of each period shown are as follows:

	Q1 FY 09	Q2 FY 09	Q3 FY 09	Q3 FY 09 YTD	Q1 FY 08	Q2 FY 08	Q3 FY 08	Q3 FY 08 YTD
Sales	$29,245	$27,565	$25,160	$81,970	$27,112	$23,519	$26,411	$77,042
Net Income	1,158	1,625	1,373	4,156	580	934	1,559	3,073
EPS	$0.21	$0.30	$0.25	$0.76	$0.11	$0.17	$0.28	$0.56

For Brazilian tax purposes, the Company expects to deduct goodwill over a five year period commencing upon the merger of its holding company into the operating company in Brazil which took place in November 2008.

There was a strike of Brazilian customs workers from mid-March to mid-May, 2008. This delayed many orders due to delays of imported raw materials. April sales were significantly lower than normal. May sales included this additional backlog from April. Since the acquisition was effective as of May 1, the revenue and profits included in the quarter ending July 31, 2008 were higher than would otherwise have occurred. Management estimates the benefit to May revenue and net income as approximately $402,000 and $160,000, respectively, or $0.03 earnings per share.

14.  Fraud Involving China Plant Manager

In October 2008, a senior manager in charge of one of the Company’s plants in China was terminated. He has been charged by Chinese authorities with selling non-woven fabric waste from garment production over the last eight years and personally keeping the proceeds. Such proceeds amount to approximately RMB4,000,000  (approximately USD$580,000). Such proceeds allegedly originated periodically over the last eight years and were not significant in any one year. VAT taxes, custom duties, income taxes, interest fines and penalties are estimated to approximate the same amount of RMB4,000,000 (approximately USD $580,000). The Company has received these funds from the former manager and estimates this will be sufficient to fund the estimated liabilities to the Chinese Government.

Further, the Company had been searching for an additional building to expand its China operations. In May 2008, this senior manager steered the Company into purchasing a building only 5 miles from our existing plants in AnQui City. The Company agreed to purchase this building for RMB4.2 million (approximately USD $614,000). This senior manager was an undisclosed owner of this building. Further, a forged land lease was also issued. The Company has unwound this transaction and has received the return in full of the RMB4,000,000 million it paid in Q3 for this building. Such amount is included in Other Current Assets on the October 31, 2008 Balance Sheet. The Company also negotiated a four year lease for this property which will be reflected as prepaid rent for the RMB1.5 million spent by the Company for improvements.

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

Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. Our products are sold by our in-house sales force and independent sales representatives to a network of over 1000 safety, fire and mill supply distributors. These distributors in turn supply end user industrial customers such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, janitorial, pharmaceutical and high technology electronics manufacturers, as well as hospitals and laboratories. In addition, we supply federal, state and local governmental agencies and departments such as fire and police departments, airport crash rescue units, the Department of Defense, the Centers for Disease Control, and numerous other agencies of the federal, state and local governments.

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

Significant Balance Sheet Fluctuation October 31, 2008 as compared to January 31, 2008

Cash decreased by $1.3 million as a result of normal fluctuations in uncollected funds deposited and a reduction of excess cash in China. Accounts receivable increased by $1.6 million. Inventory increased by $6.9 million primarily due to an increase in Tyvek inventory purchasing levels, and our acquisition in Brazil. An increase in raw material of $1.4 million was mainly due to our Brazil acquisition. Overall inventories increased by $6.8 million from their January 2008 levels resulting from lower sales of Tyvek products in Q3 FY08 compared with purchasing commitments to vendors and our acquisition in Brazil. Raw material purchasing continued at higher levels than normal in order to take advantage of discounts offered by suppliers.  Deferred income taxes increased by a $.17 million tax benefit for the India and Mexican operations.  Other current assets increased principally due to the accrual of $.96 million in rebates related to the purchase of raw material. Accounts payable increased by $1.8 million.

At October 31, 2008 the Company had an outstanding loan balance of $25.5 million under its facility with Wells Fargo-Wachovia Bank, N.A. compared with $8.9 million at January 31, 2008 largely to finance the purchase of the increase in inventory referred to above and the acquisition of Qualytextil, SA in Brazil in May 2008.  Total stockholders’ equity decreased principally by the $3.3 million other comprehensive loss (mainly due to foreign exchange rate fluctuations) and the $1.3 million stock buyback program, partially offset by the net income of $3.9 million for the period and equity compensation of $.2 million.

Three months ended October 31, 2008 as compared to the three months ended October 31, 2007

Net Sales. Net sales increased $1.7 million or 7.3% to $25.2 million for the three months ended October 31, 2008 from $23.5 million for the three months ended October 31, 2007.  The net increase was mainly due to foreign sales. Domestic sales of disposables were down $1.2 million or 8.2%. Wovens sales were off $.9 million or 42.7%, mainly due to the downturn in the economy. Glove sales were off slightly. Chemical sales were strong at $.4 million increase, or 16.1% and Reflective sales nearly doubled, up $.7 million or 97.9% as a result of new safety standards and penetration of reflective sales to existing customers. Qualytextil sales included in the current quarter were $2.4 million. External sales from China increased by $.2 million, or 21%, driven by sales to the new Australian distributor. Canadian sales decreased by $.27 million, or 17%, UK sales increased by $.13 million, or 15%, Chile sales decreased by $.07 million, or 21%. US domestic sales decreased by $1.1 million or 5.6% due to the slowing economy.

Gross Profit. Gross profit increased $1.5 million or 26% to $7.2 million for the three months ended October 31, 2008 from $5.7 million for the three months ended October 31, 2007.  Gross profit as a percentage of net sales increased to 28.5% for the three months ended October 31, 2008 from 24.3% for the three months ended October 31, 2007, primarily due to the inclusion of Brazilian operations at a 49.3% gross profit, the end of the prior year’s sales rebate program to meet competitive conditions, certain higher-priced Tyvek being charged to the prior year cost of goods sold, offset by gross losses in India of $.13 million resulting from delayed start up conditions

Operating Expenses. Operating expenses increased $.76 million, or 17% to $5.1 million for the three months ended October 31, 2008 from $4.4 million for the three months ended October 31, 2007.  As a percentage of sales, operating expenses increased to 20.3% for the three months ended October 31, 2008 from 18.6% for the three months ended October 31, 2007. The $.76 million increases in operating expenses in the three months ended October 31, 2008 as compared to the three months ended October 31, 2007

•	$0.86 million operating expenses incurred by Qualytextil S.A., in Brazil now included in the three months ended October 31, 2008, not previously included.
•	$0.10 million increase in sales travel, trade shows and administrative travel costs to Brazil.
•	$0.05 million higher freight out costs resulting from prevailing carrier rates exclusive of Brazil.
•	($0.07) million reduced R&D costs reflecting the completion of R&D on the ChemMax product line in the prior year.

•	($0.08) million reduced operating expenses in India.
•	($0.10) million miscellaneous net decreases.

Operating profit. Operating profit increased 50% to $2.1 million for the three months ended October 31, 2008 from $1.4 million for the three months ended October 31, 2007. Operating margins were 8.2% for the three months ended October 31, 2008 compared to 5.8% for the three months ended October 31, 2007.

Interest Expenses.  Interest expenses increased by $.2 million for the three months ended October 31, 2008 as compared to the three months ended October 31, 2007 due to higher borrowing levels outstanding mainly due to the funding for the Qualytextil acquisition, partially offset by lower interest rates in the current year.

Income Tax Expense.  Income tax expenses consist of federal, state, and foreign income taxes.
Income tax expenses increased $.07 million, or 19%, to $.45 million for the three months ended October 31, 2008 from $.38 million for the three months ended October 31, 2007. Lakeland’s effective tax rates were 25% and 29% for the three months ended October 31, 2008 and 2007, respectively. Included in the current year tax expense is the inclusion of Brazilian operations with an effective tax rate of 16%. Our effective tax rate for 2008 was impacted by higher statutory rates in China and some losses in India not eligible for tax credits and benefitted from some foreign exchange gains in Canada and UK. The effective tax rate for 2007 reflected an unusually low mix of domestic profits combined with higher profits in China. The 2007 China profits were taxed at a statutory rate of 15%. The China statutory tax rate increased to 25% effective January 1, 2008.

Net Income.  Net income increased $.44 million, or 48% to $1.4 million for the three months ended October 31, 2008 from $.93 million for the three months ended October 31, 2007. The increase in net income primarily resulted from the inclusion of the Qualytextil acquisition and an increase in sales and profits across all operations.

Nine months ended October 31, 2008 as compared to the nine months ended October 31, 2007

Net Sales. Net sales increased $9.2 million, or 13% to $80 million for the nine months ended October 31, 2008 from $70.8 million for the nine months ended October 31, 2007.  The increase in sales was mainly in international sales. Sales decreased in disposable garments of $1.7 million in the U.S. and $.1 million in Canada primarily due to competitive market conditions and competitors rebate programs, counter balanced by growth in sales in Chile and United Kingdom subsidiaries of $1.1 million and by increased external sales from China of $4.5 million.  The Company expects to reopen its Indian facility in December 2008, so the resumption of glove sales should take full effect in the first quarter of fiscal 2009.  Sales of wovens and gloves were flat compared to the same period last year. Sales from Brazil of $5.5 million were included in the current year-to-date sales reflecting sales in Q2 and Q3, not included in prior year’s sales. Reflective sales are up $1.2 million for the nine months this year compared with last year, or 52.2%.

Gross Profit. Gross profit increased $5.8 million or 36% to $22 million for the nine months ended October 31, 2008 from $16.2 million for the nine months ended October 31, 2007.  Gross profit as a percentage of net sales increased to 27.5% for the nine months ended October 31, 2008 from 22.9% for the nine months ended October 31, 2007, primarily due to the inclusion of Brazilian operations at a 53% gross profit, a one-time plant restructuring charge in Mexico of $.5 million in the previous year, the end of a sales rebate program in the prior year to meet competitive conditions, offset by gross losses in India of $.5 million resulting from delayed start-up conditions.

Operating Expenses. Operating expenses increased $3.4 million, or 26% to $16.3 million for the nine months ended October 31, 2008 from $12.9 million for the nine months ended October 31, 2007. As a percentage of sales, operating expenses increased to 20.4% for the nine months ended

October 31, 2008 from 18.3% for the nine months ended October 31, 2007.  This increase as a percent of sales is largely due to Brazil operations, which runs at a higher margin with higher operating expenses. The increase in operating expenses in the nine months ended October 31, 2008 as compared to the nine months ended October 31, 2007 included:

•	$1.78 million operating expenses incurred by Qualytextil SA, in Brazil now included in the nine months ended October 31, 2008.
•	$0.59 million additional freight out costs resulting from significantly higher prevailing carrier rates and higher volume.
•	$0.41 million in additional selling expenses, travel and commission exclusive of Brazil.
•	$0.30 million in costs relating to the proxy contest.
•
$0.28 million increased operating costs in China as the result of the large increase included in direct international sales made by China, are now allocated to SGA costs, previously allocated to cost of goods sold.

•	$0.16 million higher operating expenses in Chile due to higher volume.
•	$0.14 million miscellaneous increases.
•	($0.12) million lower start-up expenses in India.
•	($0.15) million in reduced currency fluctuation costs.

Operating Profit. Operating profit increased 75% to $5.7 million for the nine months ended October 31, 2008 from $3.3 million for the nine months ended October 31, 2007.  Operating margins were 7.1% for the nine months ended October 31, 2008 compared to 4.6% for the nine months ended October 31, 2007.

Interest Expenses.  Interest expenses increased by $.43 million for the nine months ended October 31, 2008 as compared to the nine months ended October 31, 2007 because of higher amounts borrowed and lower interest rates under the Company’s credit facility.

Income Tax Expense.  Income tax expenses consist of federal, state, and foreign income taxes.  Income tax expenses increased $.37 million, or 39%, to $1.3 million for the nine months October 31, 2008 from $.94 million for the nine months ended October 31, 2007.  Lakeland’s effective tax rates were 25% and 29% for the nine months ended October 31, 2008 and 2007, respectively.  Included in the current year tax expense is a reduction of $207,000 of income tax expense resulting from the settlement with the IRS (see Note 10) and the inclusion of Brazilian operations with an effective tax rate of 16%. The 2007 period reflected a 12.5% statutory rate for China (raised to 25% effective January 1, 2008) and was impacted by the $500,000 charge for the Mexican plant restructuring in the previous year for which no tax credit was available. Without this $500,000 charge, the effective rate for the 2007 period would have been 25.1%.

Net Income.  Net income increased $1.6 million, or 70% to $3.9 million for the nine months ended October 31, 2008 from $2.3 million for the nine months ended October 31, 2007. The increase in net income primarily resulted from the acquisition in Brazil, the result of meeting competitive conditions in the disposable garment division both in the U.S. and Canada and the Mexican restructuring in the prior year, offset by the combined operating losses of $.7 million of the new foreign operations.

Liquidity and Capital Resources

Cash Flows. As of October 31, 2008 we had cash and cash equivalents of $2.1 million and working capital of $72.5 million; a decrease of $1.3 million and an increase of $7.2 million, respectively, from January 31, 2008. Our primary sources of funds for conducting our business activities have been cash flow provided by operations and borrowings under our credit facilities described below.  We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

Net cash used in operating activities of $1.1 million for the nine months ended October 31, 2008 was due primarily to net income of $3.9 million, an increase in other assets of $2.2 million, and an increase in inventories of $3.5 million, with an decrease in accounts receivable of $.4 million. Net cash used in investing activities of $15.3 million in the nine months ended October 31, 2008, was mainly due to the Qualytextil acquisition, and also the purchases of property and equipment.

We currently have one credit facility - a $30 million revolving credit, of which $25.5 million of borrowings were outstanding as of October 31, 2008.  Our credit facility requires that we comply with specified financial covenants relating to fixed charge ratio, debt to EBIDTA coverage, and inventory and accounts receivable collateral coverage ratios.  These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business.  Default under our credit facility would allow the lender to declare all amounts outstanding to be immediately due and payable.  Our lender has a security interest in substantially all of our assets to secure the debt under our credit facility.  As of October 31, 2008, we were in compliance with all covenants contained in our credit facility.

We believe that our current cash position of $2.1 million, our cash flow from operations along with borrowing availability under our $30 million revolving credit facility will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

Capital Expenditures. Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment, and leasehold improvements, as well as payments related to the construction of our new facilities in China. Our facilities in China are not encumbered by commercial bank mortgages, and thus Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. Our capital expenditures are expected to be approximately $1.2 million for capital equipment, primarily computer equipment and apparel manufacturing equipment in fiscal 2010.

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

The Company had one derivative instrument outstanding at October 31, 2007 which was treated as a cash flow hedge intended for forecasted purchases of merchandise by the Company’s Canadian subsidiary no longer outstanding at October 31, 2008. The change in the fair market value of the effective hedge portion of the foreign currency forward exchange contracts was a loss of  $77,000, for the nine month period ended October 31, 2008 which was released into operations based on the timing of the sales of the underlying inventory.  The release to operations was reflected in cost of products sold.  During the period ended October 31, 2007, the Company recorded an immaterial loss in cost of goods sold for the remaining portion of the foreign currency forward exchange contract that did not qualify for hedge accounting treatment.  The derivative instrument was in the form of a foreign currency “participating forward” exchange contract. The “participating forward” feature affords the Company full protection on the downside and the ability to retain 50% of any gains, in exchange for a premium at inception.  Such premium is built into the contract in the form of a different contract rate in the amount of $0.016.

The company has a net investment in Brazil denominated in foreign currency of approximately 22 million Brazilian Reals. Management has decided not to hedge this investment at this time. Applying translation methodology per SFAS 52 results in a Currency Translation Adjustment of $3.3 million, included in Other Comprehensive Loss in Stockholders’ Equity on the Balance Sheet at October 31, 2008. We are exposed to interest rate risk from debt. We have hedged against the risk of changes in the interest rate associated with our variable rate Revolving Credit (See Note 12) by entering into a variable-to-fixed interest rate swap agreement, designated as fair value hedges, with a total notional amount of $18 million as of October 31, 2008. We assume no hedge ineffectiveness as each interest rate swap meets the short-cut method requirements under SFAS 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt, both are reported in interest and other income and no net gain or loss is recognized in earnings.

The fair values of all derivatives recorded on the consolidated balance sheet are as follows:

	October 31, 2008	January 31, 2008
Unrealized Gains:
Foreign currency exchange contracts	-----	-----
Unrealized (Losses):
Foreign currency exchange contracts	-----	$77,000
Interest rate swaps	$33,825	$0

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Lakeland Industries, Inc.’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of Lakeland Industries, Inc.’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(c) under the Securities Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, the Company’s disclosure controls and procedures were not effective as of October 31, 2008. Our Chief Executive Officer and Chief Financial Officer have concluded that we have a material weakness in our internal control over our China operations and financial reporting as of October 31, 2008.

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

Management has identified a material weakness in its internal control over our China operations and financial reporting. A senior manager in charge of one of the Company’s plants in China was terminated after being charged by China authorities with, over the last eight years, selling non-woven fabric waste from garment production and personally keeping the proceeds. This control deficiency is the result of fraud and inadequate controls governing non-woven fabric waste. See further discussion in Footnote 14 to the financial statements herein.

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

As described below under the heading “Changes in Internal Controls Over Financial Reporting,” we have previously taken a number of steps designed to improve our accounting for our Chinese subsidiaries,  the elimination of intercompany profit in inventory, and employee withholding for medical insurance.

Changes in Internal Control Over Financial Reporting – Except as described below, there have been no changes in our internal control over financial reporting since January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation - In response to the material weaknesses identified at January 31, 2008, we continue the process of initiating additional review procedures to reduce the likelihood of future human error and are transitioning to internal accounting staff with greater knowledge of U.S. GAAP to improve the accuracy of the financial reporting of our Chinese subsidiary.  We have automated key elements of the calculation of intercompany profits in inventory and formalized the review process of the data needed to calculate this amount. With the implementation of this corrective action we believe that the previously identified material weakness relating to intercompany profit elimination has been remediated as of the first quarter of the fiscal year 2009.

In response to the material weakness identified at April 30, 2008, we have initiated additional review procedures to reduce the likelihood of future human error on the assets and liabilities trial balance amounts. Management believes that the remediation relating to the weakness relating to the Chinese subsidiaries is now completely in effect.

Effective in full at October 31, 2008, management has taken primary responsibility to prepare the US GAAP financial reporting based on China GAAP financial statements. This function was previously performed by outside accountants in China. Further, US corporate management is now also reviewing the China GAAP financial statements. In addition, in July 2008, an internal auditor was hired in China who will report directly to the US corporate internal audit department and who will work closely with US management.

In response to the material weakness identified at October 31, 2008, we will initiate a China Internal Control Committee. Such Committee will review, examine and evaluate China operating activities, and plan, design and implement internal control procedures and policies. The Committee will report to the Chief Financial Officer. In particular, the Committee will focus on: strengthening controls over waste/scrap sales, upgrading local accounting manager authority and responsibility, and creating new banking and inventory controls.

We believe the above remediation steps will provide us with the infrastructure and processes necessary to accurately prepare our financial statements on a quarterly basis.

Lakeland Industries, Inc.’s management, with the participation of Lakeland Industries, Inc.’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the third quarter of fiscal 2009.  Based on that evaluation, management concluded that there have not been changes in Lakeland Industries, Inc.’s internal control over financial reporting during the third quarter of fiscal 2009 that have materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1, 2, 3, and 5 are not applicable

Item 4.	None
Item 6.	Exhibits and Reports on Form 8-K:

Exhibits:

a.	31.1 Certification Pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act, Signed by Chief Executive Officer (filed herewith)
b.	31.2 Certification Pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act, Signed by Chief Financial Officer (filed herewith)
c.	32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Signed by Chief Executive Officer (filed herewith)
d.	32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Signed by Chief Financial Officer (filed herewith)

Reports on Form 8-K:

a -
On August 1, 2008, the Company filed a Form 8-K under item 8.01 stating that on July 23, 2008, the Company reached a settlement with the Internal Revenue Service regarding its examination of the Company’s Federal Income Tax returns for taxable years ending January 31, 2003, 2004 and 2005.

b -
On August 7, 2008, the Company filed a Form 8-K/A under items 5.03 and 8.01. Item 5.03 states that on June 18, 2008 the Board of Directs of the Company amended and restated the Bylaws of the Company. Item 8.01 states that on June 18, 2008 the Board of Directors of the Company adopted various amendments to the Bylaws.

c -
On September 9, 2008, the Company filed a Form 8-K under items 2.02 for the purpose of furnishing a press release announcing the Company's Q2 FY09 financial results for the reporting period ended July 31, 2008.

d -
On September 23, 2008, the Company filed a Form 8-K under items 1.01 and 2.03. Item 1.01 states that on September 23, 2008 the Company entered into an interest rate swap agreement with Wachovia Bank, N.A. pursuant to a confirmation that incorporates the 1992 ISDA master Agreement, as amended in 2006. Item 2.03 states Creation of a direct financial obligation or an obligation under an off-balance sheet arrangement of a registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: December 10, 2008	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President,
Secretary and General Counsel
(Principal Executive Officer and Authorized
Signatory)

Date: December 10, 2008	/s/Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and Authorized
Signatory)