Form 10-K
period 2009-01-31
LAKELAND INDUSTRIES INC
filed 2009-04-15
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 13, 2009
Common Stock, $0.01 par value per share	5,397,466

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Stockholders for the Fiscal Year	Parts [I, II, and IV]
Ended January 31, 2009 (Annual Report)

Portions of the proxy statement for the annual meeting of stockholders to be held on June 17, 2009, are incorporated by reference into Part III.

LAKELAND INDUSTRIES, INC.

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

ITEM 1.  BUSINESS
Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing market. Our products are sold by our in-house customer service group, our regional sales managers and independent sales representatives to a network of over 1000 safety and mill supply distributors. These distributors in turn supply end user industrial customers such as integrated oil, chemical/petrochemical, utilities, automobile, steel, glass, construction, smelting, munition plants, janitorial, pharmaceutical, mortuaries and high technology electronics manufacturers, as well as scientific and medical laboratories. In addition, we supply federal, state and local governmental agencies and departments such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security, and the Centers for Disease Control. In fiscal 2009, we had net sales of $102.3 million. Our net sales attributable to customers outside the United States were $11.5 million, $13.0 million and $25.6 million, in fiscal 2007, fiscal 2008 and fiscal 2009, respectively.

Our major product categories and their applications are described below:

Limited Use/Disposable Protective Clothing.   We manufacture a complete line of limited use/disposable protective garments offered in coveralls, lab coats, shirts, pants, hoods, aprons, sleeves and smocks. These garments are made from several non-woven fabrics, primarily our premium lines of Tyvek® and TyChem® (both DuPont manufactured fabrics) and also our proprietary fabrics Micromax® and Micromax NS and HBF, SafeGard® SMS, Pyrolon® Plus 2 and Pyrolon XT, RyTex® , Zonegard and ChemMax® 1 and 2 manufactured pursuant to customer order. These garments provide protection from low-risk contaminants or irritants, such as chemicals, pesticides, fertilizers, paint, grease and dust, and from limited exposure to hazardous waste and toxic chemicals, including acids, asbestos, lead and hydro-carbons (or PCBs) that pose health risks after exposure for long periods of time. Additional applications include protection from viruses and bacteria, such as AIDS, streptococcus, SARS and hepatitis, at international hospitals, clinics and emergency rescue sites and use in clean room environments to prevent human contamination in the manufacturing processes. This is our largest product line.

High-End Chemical Protective Suits.   We manufacture heavy duty chemical suits made from TyChem® SL, TK and BR, and F, which are DuPont patented fabrics and our Pyrolon® CRFR and ChemMax® 3 product lines. These suits are worn by individuals on hazardous material teams to provide protection from powerful, highly concentrated and hazardous or potentially lethal chemical and biological toxins, such as toxic wastes at Super Fund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as saran gas, anthrax or ricin), and hazardous chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities. These suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. Homeland Security measures and government funding of personal protective equipment for first responders to terrorist threats or attack have since September 11, 2001 resulted in increased demand for our high-end chemical suits and we believe a reasonable demand for these suits will continue in the future as state and local Bioterrorism grants are spent.

Index

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

Gloves and Arm Guards.   We manufacture gloves and arm guards from Kevlar®  and Spectra® cut resistant fibers made by DuPont and Honeywell,  respectively as well as engineered composite yarns of our Microgard antimicrobial yarns for food service markets. Our gloves are used primarily in the automotive, glass, metal fabrication and food service industries to protect the wearer’s hand and arms from lacerations and heat without sacrificing manual dexterity or comfort.

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

We believe we are one of the largest independent customers of DuPont’s Tyvek® and TyChem® apparel grade fabrics. We have purchased Tyvek® and TyChem® under North American Trademark licensing agreements and other DuPont materials, such as Kevlar®, under Trademark licensing agreements. While we have operated under these trademark agreements since 1995, we have been a significant customer of these DuPont materials since 1982. The trademark agreements require certain quality standards as a prerequisite for the use of DuPont trademarks and tradenames on the finished product manufactured by us. We believe this brand identification with DuPont and Tyvek® benefits the marketing of our largest product line, as over the past 30 years Tyvek® has become known as the standard for limited use/disposable protective clothing. We believe our relationship with DuPont to be good.

We maintain manufacturing facilities in Decatur, Alabama; Jerez, Mexico; Salvador Bahia, Brazil; AnQui City, China; Jiaozhou, China; New Delhi, India; Shillington, PA, and St. Joseph, Missouri, where our products are designed, manufactured and sold. We also have relationships with sewing subcontractors in Mexico and China, which we can utilize for unexpected production surges. Our China, Mexico, and India facilities allow us to take advantage of favorable labor and component costs, thereby increasing our profit margins on products manufactured in these facilities. Our China and Mexico facilities are designed for the manufacture of primarily limited use/disposable protective clothing as well as our high-end chemical protective suits. However, they have recently installed capabilities to manufacture all our products except chemically resistant gloves, which are made solely in our India facility. We have significantly improved our profit margins in these product lines by shifting production to our international facilities and we continue to expand our international manufacturing capabilities to include our gloves and reusable woven and fire protective apparel product lines.

Industry Overview
The industrial work clothing market includes our limited use/disposable protective or safety clothing, our high-end chemical protective suits, our fire fighting and heat protective apparel, gloves and our reusable woven garments.

The industrial protective safety clothing market in the United States has evolved over the past 38 years as a result of governmental regulations and requirements and commercial product development. In 1970, Congress enacted the Occupational Safety and Health Act, or OSHA, which requires employers to supply protective clothing in certain work environments.  Almost two million workers are subject to OSHA standards today. Certain states have also enacted worker safety laws that further supplement OSHA standards and requirements.

Index

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

Since 2001, federal and state purchasing of industrial protective clothing and federal grants to fire departments have increased demand for industrial protective clothing to protect first responders against actual or threatened terrorist incidents. Specific events such as the anthrax letters incidents in 2001, the 2002 U.S. Winter Olympics, the SARS epidemic in 2003, the ricin letter incidents in 2004, the spread of Avian Flu and Hurricane Karina in 2006 have also resulted in increased peak demand for our products. In 2008 the Department of Homeland Security (DHS) budgeted $2.3 billion to six various grant programs that allow states and cities to fund response capabilities through planning, organization, equipment (including the chemical protective suits we sell) and training and exercise activities. These include the “Urban Areas Security Initiative” ($781,630,000), the “State Homeland Security Program” ($862,925,000), The “Metropolitan Medical Response System Program” ($39,831,500), The “Commercial Equipment Direct Assistance Program” ($33,700,000), and the “Chemical Stockpile Emergency Preparedness Program (budget not published), and the “Hospital Emergency Preparedness Program” ($450,000,000). Although the 2009 DHS budget is not out yet, the above programs are expected to exceed $3 billion for 2009, within the same broader grant programs generically known as AFG (Assistance to Fire Fighters Grants) and SAFER (Staffing for Adequate Fire and Emergency Response) which are primarily utilized by our customer base, the fire departments.

International and Domestic Standards

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

Globally, standards for lower levels of protection are also changing rapidly.  In 1996, the European Committee for Standardization (CEN) adopted a group of standards that collectively comprised the only standard available for chemical protective clothing for general industry.  Because these standards established performance requirements for a wide range of chemical protective clothing, these standards have been adopted by many countries and multinational corporations outside of the European Union (EU) as minimum requirements.  This is especially true in the Asian and Pacific markets where compliance with occupational health and safety standards is being driven by World Trade Organization (WTO) membership. Developing nations that want WTO membership must establish worker safety laws as the USA did in 1970 with its OSHA laws. This movement is driving demand for our products internationally, particularly in fast GDP growth countries such as China, Brazil and India.

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

Index

Industry Consolidation

The industrial protective clothing industry remains highly fragmented and consists of a large number of small, closely-held family businesses. DuPont, Lakeland and Kimberly Clark are the dominant disposable industrial protective apparel manufacturers. Current economic conditions have brought a lull in consolidation activities.  Lakeland anticipates that this will be a temporary respite as stronger distributors will be in a good position to acquire smaller, heavily leveraged distributors as the market begins to recover.   Smaller, financially distressed, distributors that cannot attract buyers will likely go out of business leaving their customers to the remaining distributors.  In either case the end result equates to continued consolidation at the distributor level.

As these safety distributors consolidate and grow, we believe they are looking to reduce the number of safety manufacturing vendors they deal with and support, while at the same time shifting the burden of end user selling to the manufacturer. This creates a significant capital availability issue for small safety manufacturers as end user selling is more expensive, per sales dollar, than selling to safety distributors. As a result, the manufacturing sector in this industry is also seeing follow-on consolidation. DuPont has acquired Marmac Manufacturing, Inc., Kappler, Inc., Cellucup, Melco, Mfg., and Regal Manufacturing since 1998, while in the related safety product industries Norcross Safety Products L.L.C. (Norcross) acquired Morning Pride, Ranger-Servus, Salisbury, North and Pro Warrington and Christian Dalloz has acquired Bacou, USA which itself acquired Uvex Safety, Inc., Survivair, Howard Leight, Perfect Fit, Biosystems, Fenzy, Titmus, Optrel, OxBridge and Delta Protection. In Spring of 2008, Honeywell then acquired Norcross and in a separate transaction, 3M acquired Aaero Corporation.

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

Business Strategy

Key elements of our strategy include:

•
Increase International Sales Opportunities. We intend to aggressively increase our penetration of the International markets for our product lines. In FY07 and FY08, we opened sales offices in Beijing, Shanghai, Chongqing Guangzhou and Weifang, China; Tokyo, Japan; and Santiago, Chile: Our sales in our older United Kingdom operations grew by 18% in 2009, 34.6% in fiscal 2008, 46.6% in 2007 and 55.9% in 2006. We expect our newer operations in Chile, China, and India to ramp up sales on a similar basis to our UK operations.  We also acquired Qualytextil, a Brazilian manufacturer with FY08 sales of $10.0 million and revenue growth in the last year of 57% and sales of $8.4 million for the nine months in FY09 in which we owned Qualytextil and annualized growth in sales in local currency of 20%. This strategy is driven by the fact that many Asian and South American countries have adopted legislation similar to the 1970 U.S. Occupational Health and Safety Act (OSHA), in order to facilitate their entry into the World Trade Organization (WTO) which has as a requisite for entry worker safety laws (like OSHA), social security, environmental and tax laws similar to that of the USA and Europe. These new worker safety laws have driven the demand for our products in these rapidly growing economies.

Index

•
Acquisitions. We believe that the protective clothing market is fragmented and presents the opportunity to acquire businesses that offer comparable products or specialty products that we do not offer. We intend to consider acquisitions that afford us economies of scale, enhanced opportunity for cross-selling, expanded product offerings and an increased market presence. We acquired a facility in New Delhi, India in November 2006 where we are producing Nitrile, natural Latex and Neoprene gloves.  We also acquired Mifflin Valley, Inc., a manufacturer of high visibility protective clothing in August 2005. We closed on our acquisition of Qualytextil, a Brazilian manufacturer of fire protective clothing in May 2008.

•
Introduction of New Products. We continue our history of product development and innovation by introducing new proprietary products across all our product lines. Our innovations have included Micromax® disposable protective clothing line, our ChemMax® line of chemical protective clothing, our Despro® patented glove design, Microgard antimicrobial products for food service and our engineered composite glove products for high cut and abrasion protection, our Thermbar™ glove and sleeve products for heat protection, Grapolator™ sleeve lines for hand and arm cut protection and our Thermbar™ Mock Twist glove for hand and arm heat protection. We own 16 patents on fabrics and production machinery and have 6 additional patents in application. We will continue to dedicate resources to research and development.

•
Decrease Manufacturing Expenses by Moving Production to International Facilities. We have additional opportunities to take advantage of our low cost production capabilities in Brazil, Mexico and China. Beginning in 1995, we successfully moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to the facilities in Mexico and China. Beginning January 1, 2005, pursuant to the United States World Trade Organization Treaty with China and the North American Free Trade Agreement (“NAFTA”), the reduction in quota requirements and tariffs imposed by the U.S. and Canada on textiles goods, such as our reusable woven garments, have made it more cost effective to move production for some of these product lines to our assembly facilities in China and Mexico. We completed this process in fiscal 2008. As a result, we expect to see profit margin improvements for these product lines, which will allow us to compete more effectively as quota restrictions on China were removed as of January 1, 2009 and tariffs lowered.  Additionally, due to the overcapacity resulting from the recent drop in demand globally:

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

•
Increase Sales to the First Responder Market. Our high-end chemical protective suits meet all of the regulatory standards and requirements and are particularly well qualified to provide protection to first responders to chemical or biological attacks. For example, our products have been used for response to recent threats such as the 2001 anthrax letters, the 2003 SARS epidemic, the 2004 ricin letters and the 2006 Avian Flu. A portion of appropriations for the Fire Act of 2002 and the Bio Terrorism Act of 2002 with continuing funding through 2009 are available for purchase of products for first responders that we manufacture, and we are aggressively targeting this Homeland Security market.

 Emphasize Customer Service. We continue to offer a high level of customer service to distinguish our products and to create customer loyalty. We offer well-trained and experienced sales and support personnel, on time delivery and accommodation of custom and rush orders. We also seek to advertise our DuPont branded tradenames.

Index

Our Competitive Strengths

Our competitive strengths include:

•
Industry Reputation. We devote significant resources to creating customer loyalty by accommodating custom and rush orders and focusing on on-time delivery. Additionally, our ISO 9001 and 9002 certified facilities manufacture high-quality products. As a result of these factors, we believe that we have an excellent reputation in the industry.

•
Long-standing Relationship with DuPont. We believe we are the largest independent customer for DuPont’s Tyvek® and TyChem® fabricsl for use in the industrial protective clothing market. Our trademark agreements with DuPont for Tyvek®, TyChem® and Kevlar® require strict quality standards as a prerequisite for using the DuPont trademarks and tradenames on the finished product. We believe this brand identification with DuPont greatly benefits the marketing of these product lines, as over the past 30 years Tyvek® has become known as the standard for limited use/disposable protective clothing. We believe our relationship with DuPont to be good.

•
International Manufacturing Capabilities. We have operated our own manufacturing facilities in Mexico since 1995 and in China since 1996. Our four facilities in China total 454,000 sq. ft. of manufacturing, warehousing and administrative space while our facility in Mexico totals over 43,000 sq. ft. of manufacturing, warehousing and administrative space. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permits us to purchase certain raw materials at a lower cost than they are available domestically.

•
India.  In November 2006 we purchased three facilities comprising 58,945 square feet in New Delhi, India where we are producing nitrile, latex and neoprene gloves which were sold in South America in FY09.  We have entered the North American and European markets in spring 2009 with a newly designed line of gloves, after a complete redesign and rebuild of the India machinery and equipment during FY08 and FY09.

•
Brazil. In May 2008 we acquired Qualytextil, S.A., a Brazilian manufacturer of fire protective clothing which opens up the tariff protected Mercosur markets of Brazil, Argentina, Uruguay, Paraguay and soon, by membership, Venezuela, for not only Qualytextil’s fire protective products, but also many of the products we make in the USA, China and Mexico.

•
International Sales Offices.  We have sales offices around the world to service various major markets, a greatly expanded Toronto, Canada facility that went on line in January 2008 for the Canadian market, an expanded Newport, United Kingdom office for the European Common Market that went on line in late 2007, and new sales offices in Beijing, Weifang, Guangzhou, Chongqing and Shanghai, China covering China, Australia and Southeast Asia, Tokyo, Japan for Japan and Santiago, Chile and Jerez, Mexico for the South American market. The Brazil acquisition in May 2008 completed the infrastructure for our strategy for South America.

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

•
Manufacturing Flexibility. By locating labor-intensive manufacturing processes such as sewing in Brazil, Mexico, China, and India and by utilizing sewing sub-contractors, we have the ability to increase production without substantial additional capital expenditures. Our manufacturing systems allow us flexibility for unexpected production surges and alternative capacity in the event any of our independent contractors become unavailable.

Index

•
Experienced Management Team. We have an experienced management team. Our executive officers, other than the CFO, average greater than 22 years of experience in the industrial protective clothing market. The knowledge, relationships and reputation of our management team helps us maintain and build our customer base.

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
•      Contaminants, irritants, metals, chemicals, fertilizers, pesticides, acids, asbestos, PCBs, lead, dioxin and many other hazardous chemicals
•      Viruses and bacteria (AIDS, streptococcus, SARS and hepatitis)
• Integrated oil • Chemical industries • Public utilities • Automotive and pharmaceutical industries • Government (terrorist response) • Janitorial • Laboratories
High-end chemical protective suits	• TyChem®QC • TyChem® SL • TyChem® TK • TyChem® F • TyChem® BR • ChemMax® 3 and 4 • Pyrolon® CRFR • Other Lakeland patented co-polymer laminates	• Chemical spills • Toxic chemicals used in many varied manufacturing processes • Terrorist attacks, biological and chemical warfare (anthrax, ricin and sarin)	• Integrated oil chemical and nuclear industries • Hazardous material teams • Fire departments (hazmat) • Government (first responders)
Fire fighting and heat protective apparel	• Nomex® • Aluminized Nomex® • Aluminized Kevlar® • PBI Matrix • Millenia® • Basofil® • Advance • Indura® Ultrasoft	• Fire, burns and excessive heat	• Municipal, corporate and volunteer fire departments • Wildland fire fighting • Hot equipment maintenance personnel and industrial fire departments • Oil well fires • Airport crash rescue
(1)Gloves and arm guards Nitrogard Lite	• Kevlar® yarns • Kevlar® wrapped steel core yarns • Spectra® yarns • Composite engineered yarns • Nitrile, latex, Rubber, Neoprene compounds and mixtures thereof	• Cuts, lacerations, heat, hazardous chemicals and dermatological irritants	• Integrated oil • Automotive, glass and metal fabrication industries • Chemical plants • Food Processing
(1) Industrial grade Nitrile, Latex, Neoprene and other combinations thereof were be added to our product line in the spring of 2009 resulting from the acquisition of an Indian glove facility.  These industrial gloves are used to protect workers from hazardous chemicals and will complement our line of cut resistant Kevlar, and Spectra string knit gloves, along with our hazardous chemical line of coveralls.

Index

Product Line	Raw Material	Protection Against	End Market
Reusable woven garments	• Staticsorb carbon thread with polyester • Cotton polyester blends • Cotton • Polyester • Nomex®/FR Cottons • Nylon	• Protects manufactured products from human contamination or static electrical charge • Bacteria, viruses and blood borne pathogens • Protection from flash fires	• General industrial applications • Household uses • Clean room environments • Emergency medical ambulance services • Chemical and oil refining • Medical and laboratory facilities
High Visibility Clothing Reflective vests Jacket, Coats Jumpsuits “T” shirts, sweatshirts • Raingear • 70E Vests • Jumpsuits with reflective trim	• Polyester mesh • Solid polyester • FR polyester mesh • FR solid polyester • Modacrylic • Modacrylic anti-static • FR cotton • Nomex • FR trims	• Lack of visibility • Heat, flame, sparks • Arc flash • Static buildup, explosive atmospheres • Fire, heat explosions	• Highway • Construction • Maintenance • Transportation • Airports • Police • Fire, EMS • Electric, coal and gas utilities • Extrication • Confined space rescue

Limited Use/Disposable Protective Clothing

We manufacture a complete line of limited use/disposable protective garments, including coveralls, laboratory coats, shirts, pants, hoods, aprons, sleeves, arm guards, caps, and smocks. Limited use garments can also be coated or laminated to increase splash protection against harmful inorganic acids, bases and other hazardous liquid and dry chemicals. Limited use garments are made from several non-woven fabrics, including our premium lines of Tyvek® and TyChem® QC (both DuPont fabrics which are the standard or benchmark from which all other fabrics are measured) and our own trademarked fabrics such as Pyrolon® Plus 2, XT, CRFR, Micromax®, Micromax NS, Safegard® “76”, Zonegard®, RyTex® ChemMax® 1 and 2, and TomTex®, which are made of spunlaced polyester, polypropylene and nano-polyethylene filaments, laminates, micropourous films and derivatives. We incorporate many seaming and taping techniques depending on the level of protection needed in the end use application.

Typical users of these garments include integrated oil/petrochemical refineries, chemical plants, and related installations, automotive manufacturers, pharmaceutical companies, construction companies, coal, gas and oil power generation utilities and telephone utility companies, laboratories, mortuaries and governmental entities. Numerous smaller industries use these garments for specific safety applications unique to their businesses.  Additional applications include protection from viruses and bacteria, such as AIDS, streptococcus, SARS and hepatitis, at international hospitals, clinics and emergency rescue sites and use in clean room environments to prevent human contamination in the manufacturing processes.

Our limited use/disposable protective clothing products range in unit price from $.04 for shoe covers to approximately $14.00 for a TyChem® QC laminated hood and booted coverall. Our largest selling item, a standard white Tyvek® coverall, sells for approximately $2.50 to $3.75 per garment. By comparison, similar reusable cloth coveralls range in price from $40.00 to $90.00, exclusive of laundering, maintenance and shrinkage expenses.

We warehouse and sell our limited use/disposable garments primarily at our Decatur, Alabama, our China facilities, warehouses in Las Vegas, NV and Shillington, PA. The fabric is cut and sewn into required patterns at our 4 Chinese and one Mexican plant and shipped to all our sales points around the world. Our assembly facilities in China and Mexico cut, sew and package the finished garments and return them primarily to our Decatur, Alabama plant, normally within one to ten weeks, for immediate shipment to our North American customer.

We presently utilize one international contractor under an agreement that is terminable at will by either party. In fiscal 2009, no independent sewing contractor accounted for more than 5% of our production of limited use/disposable garments. We believe that we can obtain adequate alternative production capacity should any of our independent contractors become unavailable.

Index

The capacity of our facilities, complemented by the availability of existing and other available independent sewing contractors, allow us to reduce, or alternately increase, our production capacity without incurring large on going costs typical of many manufacturing operations. This allows us to react quickly to changing unit demand for our products.

High-End Chemical Protective Suits

We manufacture heavy-duty chemical suits made from DuPont TyChem® QC, SL, F, BR and TK, fabrics and our proprietary ChemMax® 3 and 4 fabrics. These suits are worn by individuals on hazardous material teams and within general industry to provide protection from powerful, highly concentrated and hazardous or potentially lethal chemical and biological toxins, such as toxic wastes at Super Fund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as anthrax, ricin, or saran and mustard gas), and chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities. Our line of chemical suits range in cost from $14 per coverall to $1,192. The chemical suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. We have also introduced two garments approved by the National Fire Protection Agency (NFPA) for varying levels of protection:

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

We derive a significant percentage of our sales from the Department for Homeland Security. The federal government, through the Fire Act of 2002, appropriated approximately $750 million in 2003 to fire departments in the United States and its territories to fund the purchase of, among other things, personal protective equipment, including our fire fighting and heat protective apparel and high-end chemical protective suits. An additional $750 million was appropriated for 2004, $650 million for 2005, $648 million for 2006 and $547 million for 2007, $560 million for 2008 and $500-600 million for 2009. The Bio Terrorism Preparedness and Response Act of 2002 included appropriations of $3.643 billion for Bioterrorism Preparedness and $1.641 billion for Bioterrorism Hospital Preparedness between 2002 and 2008.  Hospital Preparedness is where we expect to see future garment sales.

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

Our fire suits range in price from $850 for standard fire department turn out gear to $2,000 for certain fire proximity suits. Approximately 15% of our heat protective clothing is currently manufactured at our facility in St. Joseph, Missouri, 7% in our China facilities and the remaining 78% in our Brazil facility. Our Fyrepel® brand of fire fighting apparel continues to benefit from ongoing research and development investment, as we seek to address the ergonomic needs of stressful occupations.  Additionally, we have introduced a new NFPA certified line of our OSX turnout gear manufactured in China in order to compliment our US lines.

Index

Gloves and Arm Guards

We manufacture and sell specially designed gloves and arm guards made from Kevlar®, a cut and heat resistant material produced by DuPont, Spectra®, a cut resistant fiber made by Honeywell and our proprietary patented engineered yarns. We are one of only nine companies licensed in North America to sell 100% Kevlar® gloves, which are high strength, lightweight, flexible and durable. Kevlar® gloves offer a better overall level of protection and lower worker injury rates, and are more cost effective, than traditional leather, canvas or coated work gloves. Kevlar® gloves, which can withstand temperatures of up to 400°F and are cut resistant enough to allow workers to safely handle sharp or jagged unfinished sheet metal, are used primarily in the automotive, glass and metal fabrication industries. Our higher end string knit gloves range in price from $37 to $240 for a dozen pair.

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

In FY10 we will be combining the Indian made chemically resistant line of gloves to further broadening our new product offerings on a global basis. Further, this chemically resistant line of gloves fits well with our chemically resistant line of disposable and higher end chemical protective line of apparel, as many of the users of these suits also use these same gloves.

Reusable Woven Garments

We manufacture and market a line of reusable and washable woven garments that complement our fire fighting and heat protective apparel offerings and provide alternatives to our limited use/disposable protective clothing lines and give us access to the much larger woven industrial and health care-related markets. Cloth reusable garments are favored by customers for certain uses or applications because of familiarity with and acceptance of these fabrics and woven cloth’s heavier weight, durability, longevity and comfort. These products allow us to supply and satisfy a wider range of safety and customer needs.

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

Our reusable woven garments range in price from $30 to $150 per garment.  We manufacture and sell woven cloth garments at our facilities in China, Mexico and St. Joseph, Missouri. We are continuing to relocate highly repetitive sewing processes for our high volume, standard product lines such as woven protective coveralls and fire retardant coveralls  to our facilities in China and Mexico where lower fabric and labor costs allow increased profit margins.

High-visibility Garments
Lakeland Reflective manufactures and markets a comprehensive group of reflective apparel meeting the American National Standards Institute (ANSI) requirements as designated under standards 107-2004 and 207-2006.  The line includes vests, T-shirts, sweatshirts, jackets, coats, raingear, jumpsuits, hats and gloves.

Index

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

This year we released a new series of High Contrast Bomber Jackets, with a polyester shell that is waterproof, breathable, and has a fire retardant (“FR”) treated fabric.  This product is intended to provide visibility to the Public Safety sector.  Public Safety as a market consists of Firemen, Police and Emergency Medical Services.  Such personnel also contend with hazards such as hot objects and sparks.  Hence the addition of the FR treatment makes this garment desirable in such working environments.

With this year’s introduction of Lakeland’s Value Vest line, we will be in a position to enter the commodity vest market.  Distributor prices will range between $5.25 to $10.95 per vest depending on the fabric, trim, and vest class.  With the onset of Federal Legislation, 23CFR634, effective November 2008, all contractors and other groups, working on any highway which benefits from Federal Funds, will be required to wear class 2 or class 3 vests.  This legislation has greatly expanded the market for economically priced vests, which we are manufacturing in China.

Our domestic vest production occurs at Shillington, PA.  Much of the manufacturing at this facility is focused on custom vest requirements.  Many corporations and agencies, such as State Departments of Transportation develop custom specifications which they feel are more efficient in meeting their specific needs versus an off-the-shelf product.  We also import a significant amount of product from China to meet the demand for items in high volume commodity markets.

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

Quality
Our Alabama, Missouri, Pennsylvania, Brazil,  Mexico, India and four China manufacturing facilities are ISO 9001 or 9002 certified. ISO standards are internationally recognized quality manufacturing standards established by the International Organization for Standardization based in Geneva, Switzerland. To obtain our ISO registration, our factories were independently audited to test our compliance with the applicable standards. In order to maintain registration, our factories receive regular announced inspections by an independent certification organization. While ISO certification is advantageous in retaining CE certification of products, we believe that the ISO 9001and ISO 9002 certifications makes  us more competitive in the marketplace, as customers increasingly recognize the standard as an indication of product quality.

As we are increasingly sourcing fabrics internationally, we have installed a quality control laboratory at our Weifang, China facility.  This laboratory is critical for insuring that our incoming raw materials meet our quality requirements, and we continue to add new capabilities to this facility to further guarantee product quality and to aid in new product development.

Marketing and Sales
Domestically, we employ an in-house sales force of 16 people, 3 regional sales managers and utilize 42 independent sales representatives. These employees and representatives call on over 1,000 safety and mill supply distributors nationwide and internationally in order to promote and provide product information for and sell our products. Distributors buy our products for resale and typically maintain inventory at the local level in order to assure quick response times and the ability to service their customers properly. Our sales employees and independent representatives have consistent communication with end users and decision makers at the distribution level, thereby allowing us valuable feedback on market perception of our products, as well as information about new developments in our industry. During fiscal 2009, no one single distributor accounted for 5% or more of our net sales.

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

Index

Internationally, we employ an in-house sales force of 44 people and utilize 32 independent sales representatives who primarily sell directly to end users. Therefore, attaining significantly higher margins than we obtain domestically.

Research and Development
We continue to evaluate and engineer new or innovative products. In the past five years we have acquired or introduced 139 new products, the more prominent of which are the Micromax® line of disposable protective clothing; multiple new configured lines of fire retardant work coveralls and fire turn-out gear in Brazil, China and the USA; approximately 40 new lines of Hi-Visibility products; a SARS protective medical gown for Chinese hospital personnel; the Despro®, Grapolator™ and Microgard® anti microbial cut protective glove and sleeve lines for food service; our patented Thermbar™ Mock Twist that provides heat protection for temperatures up to 600°F; 20 new lines of nitrile, latex, rubber, neoprene and mixed compounded gloves made in our new India facility, and our new ChemMax® 1, 2, 3 and 4 fabrics for protection against intermediate chemical threats. We own 16 patents on various fabrics, patterns and production machinery. We plan to continue investing in research and development to improve protective apparel fabrics and the manufacturing equipment used to make apparel. Specifically, we plan to continue to develop new specially knit and coated gloves, woven gowns for industrial and laboratory uses, fire retardant cotton fabrics and protective non-woven fabrics. During fiscal 2007, 2008 and 2009, we spent approximately $100,000, $359,000 and $321,000, respectively, on research and development.

To insure that our development activities are properly directed, we are active participants in standards writing.  We are represented on a number of relevant ASTM International and the International Safety Equipment Association (ISEA) committees and participate in NFPA standards writing meetings.  Internationally, we participate in the U.S. Technical Advisory Group (TAG) to ISO through the ASTM and monitor CEN activities through our European offices.

Suppliers and Materials
Our largest supplier is DuPont, from whom we purchase Tyvek®, TyChem® and Kevlar® under North American trademark licensing agreements. Commencing in 1995, anticipating the expiration of certain patents on its proprietary materials, DuPont offered certain customers of these materials the opportunity to enter into one or two year trademark licensing agreements. In fiscal 2009, we purchased approximately 48.5% of the dollar value of our materials from DuPont, and Tyvek® constituted approximately 35% of our cost of goods sold and 58% of the dollar value of our raw material purchases.  We believe our relationship with DuPont to be good and our Tyvek/TyChem/Kevlar® trademark licenses with DuPont have been in place since 1995. Prior to 1995 we bought Tyvek® and Kevlar from DuPont under informal branding agreements for 13 years.

We do not have long-term, formal trademark use agreements with any other suppliers of non-woven fabric raw materials used by us in the production of our limited use/disposable protective clothing product lines. Materials such as polypropylene, polyethylene, polyvinyl chloride, spun laced polyester, melt blown polyproylene and their derivatives and laminates are available from thirty or more major mills. Flame retardant fabrics are also available from a number of both domestic and international mills. The accessories used in the production of our disposable garments, such as thread, boxes, snaps and elastics are obtained from unaffiliated suppliers. We have not experienced difficulty in obtaining our requirements for these commodity component items.

We have not experienced difficulty in obtaining materials, including cotton, polyester and nylon, used in the production of reusable non-wovens and commodity gloves.  We obtain Spectra® yarn used in our super cut-resistant Dextra Guard gloves from Honeywell. We obtain Kevlar®, used in the production of our specialty safety gloves, from independent mills that purchase the fiber from DuPont.

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

Internal Audit
We have a domestic internal audit group consisting of a team of 2 people who have direct access to the audit committee of our board of directors.  The team’s primary function is to insure our internal control system is functioning properly.  Additionally, the team is used from time to time to perform operational audits to determine areas of business improvements.  Working in close cooperation with the audit committee, senior management and the external auditors, the internal audit function supports management to ensure that we are in compliance with all aspects of the Sarbanes-Oxley Act.

Index

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

Seasonality
Our operations have historically been seasonal, with higher sales generally occurring in February, March, April and May when scheduled maintenance on nuclear, coal, oil and gas fired utilities, chemical, petrochemical and smelting facilities, and other heavy industrial manufacturing plants occurs, primarily due to moderate spring temperatures and low energy demands. Sales decline during the warmer summer and vacation months and gradually increase from Labor Day through February with slight declines during holidays such as Christmas. As a result of this seasonality in our sales, we have historically experienced a corresponding seasonality in our working capital, specifically inventories, with peak inventories occurring between December and May coinciding with lead times required to accommodate the spring maintenance schedules. We believe that by sustaining higher levels of inventory, we gain a competitive advantage in the marketplace. Certain of our large customers seek sole sourcing to avoid sourcing their requirements from multiple vendors whose prices, delivery times and quality standards differ.

In recent years, due to increased demand by first responders for our chemical suits and fire gear, our historical seasonal pattern has shifted. Governmental disbursements are dependent upon budgetary processes and grant administration processes that do not follow our traditional seasonal sales patterns. Due to the size and timing of these governmental orders, our net sales, results of operations, working capital requirements and cash flows can vary between different reporting periods. As a result, we expect to experience increased variability in net sales, net income, working capital requirements and cash flows on a quarterly basis. With our acquisition of the Brazilian facility and our exclusive supply agreement with Wesfarmers in Australia, this seasonality may decrease as the South America Mercosur markets Chile, Australian, New Zealand, and South African markets experience their high season during our slower summer months and their low season during our winter months.

Patents and Trademarks
We own 16 patents and have 6 patents in the application and approval process with the U.S. Patent and Trademark Office. We own 20 Trademarks and have 9 Trademarks in the application and approval process. Intellectual property rights that apply to our various products include patents, trade secrets, trademarks and to a lesser extent copyrights. We maintain an active program to protect our technology by ensuring respect for our intellectual property rights.

Employees
As of March 31, 2009, we had approximately 2,238 full time employees, 2,028, or 91.0%, of whom were employed in our international facilities and 210, or 9.0%, of whom were employed in our domestic facilities. An aggregate of 1,500 of our employees are members of unions. We are not currently a party to any collective bargaining agreements. We believe our employee relations to be excellent.  We presently have no contracts with these unions.

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

Index

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

Our business is dependent to a significant degree upon close relationships with vendors and our ability to purchase raw materials at competitive prices.  The loss of key vendor support, particularly support by DuPont for its Tyvek® and Tychem® products, could have a material adverse effect on our business, financial condition, results of operations and cash flows.  We do not have long-term supply contracts with DuPont or any of our other fabric suppliers.  In addition, DuPont also uses Tyvek® and TyChem ® in some of its own products which compete directly with our products.  As a result, there can be no assurance that we will be able to acquire Tyvek®, TyChem® and other raw materials and components at competitive prices or on competitive terms in the future.  For example, certain materials that are high profile and in high demand may be allocated by vendors to their customers based upon the vendors’ internal criteria, which are beyond our control, in times of shortage.

In fiscal 2009, we purchased approximately 48.5% of the dollar value of our raw materials from DuPont, and Tyvek® constituted approximately 35% of our cost of goods sold.  Between 2006-2008 there were shortages in DuPont Nomex fabrics due to substantial military demand for the fabric in Iraq and Afghanistan. This reduced allocation limited our ability to meet demand for our products during those years.  Also, there can be no assurance that an adequate supply of Tyvek® or TyChem® will be available in the future.  Any shortage could adversely affect our ability to manufacture our products, and thus reduce our net sales.

Other than DuPont’s Tyvek®, TyChem® and Kevlar® fabrics, we generally use standard fabrics and components in our products.  We rely on non-affiliated suppliers and manufacturers for the supply of these fabrics and components that are incorporated in our products.  If such suppliers or manufacturers experience financial, operational, manufacturing capacity or quality assurance difficulties, or if there is a disruption in our relationships, we will be required to locate alternative sources of supply.  We cannot assure you that we will be able to locate such alternative sources.  In addition, we do not have any long-term contracts with any of our suppliers for any of these components.  Our inability to obtain sufficient quantities of these components, if and as required in the future, may result in:

•	Interruptions and delays in manufacturing and resulting cancellations of orders for our products;

•	Increases in fabrics or component prices that we may not be able to pass on to our customers; and

Index

•	Our holding more inventory than normal because we cannot finish assembling our products until we have all of the components

We are subject to risk as a result of our international manufacturing operations.

Because most of our products are manufactured at our facilities located in China and Mexico, our operations are subject to risk inherent in doing business internationally.  Such risks include the adverse effects on operations from war, international terrorism, civil disturbances, political instability, governmental activities and deprivation of contract and property rights.  In particular, since 1978, the Chinese government has been reforming its economic and political systems, and we expect this to continue.  Although we believe that these reforms have had a positive effect on the economic development of China and have improved our ability to successfully operate our facilities in China, we cannot assure you that these reforms will continue or that the Chinese government will not take actions that impair our operations or assets in China.  In addition, periods of international unrest may impede our ability to manufacture goods in other countries such as Mexico presently or India and could have a material adverse effect on our business and results of operations.

Our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates.

Most of our assembly arrangements with our foreign-based subsidiaries or third party suppliers require payment to be made in U.S. dollars.  These payments aggregated $7.0 million in fiscal 2009.  Any decrease in the value of the U.S. dollar in relation to foreign currencies could increase the cost of the services provided to us upon contract expirations or supply renegotiations.  There can be no assurance that we will be able to increase product prices to offset any such cost increases and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We are also exposed to foreign currency exchange rate risks as a result of our sales in foreign countries.  Our net sales to customers in South America, Canada, Asia and EEC were $25.6 million USD, in fiscal 2009.  Our sales in these countries are usually denominated in the local currency.  If the value of the U.S. dollar increases relative to these local currencies and we are unable to raise our prices proportionally, then our profit margins could decrease because of the exchange rate change.  Although our labor, some fabric and component costs in China are denominated in the Chinese Yuan, this currency has historically been largely pegged to the U.S. dollar, which has minimized our foreign currency exchange rate risk in China.  Recently, however the Chinese Yuan has been allowed to float against the U.S. dollar, and therefore, we may be exposed to additional foreign currency exchange rate risk.  This risk will also increase as we continue to increase our sales in other foreign countries.  See “Management’s Discussion and Analysis of Financial condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Risk.”

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

We acquired Mifflin Valley, Inc., a Pennsylvania company, on August 1, 2005, and a portion of the assets of RFB Latex, an Indian company, in November 2006 and Qualytextil, S.A. in May 2008 which currently market high visibility clothing, chemically resistant gloves and fire protective clothing, respectively.  These three new lines may accelerate our growth in the personal protective equipment market.  These acquisitions involve various risks, including: difficulties in integrating these companies’ operations, technologies, and products, the risk of diverting management’s attention from normal daily operations of the business; potential difficulties in completing projects associated with in-process research and development; risks of entering markets in which we have limited experience and where competitors in such markets have stronger market positions; initial dependence on unfamiliar supply chains; and insufficient revenues to offset increased expenses associated with these acquisitions.

Index

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

If we proceed with additional acquisitions for cash, we may use a substantial portion of our available line of credit in order to consummate any such acquisition.  We may also seek to finance any such acquisition through debt or equity financings, and there can be no assurance that such financings will be available on acceptable terms or at all.  If consideration for an acquisition consists of equity securities, our stockholders could be diluted.  If we borrow funds in order to finance an acquisition, we may not be able to obtain such funds on terms that are favorable to us.  In addition, such indebtedness may limit our ability to operate our business as we currently intend because of restrictions placed on us under the terms of the indebtedness and because we may be required to dedicate a substantial portion of our cash flow to payments on the debt instead of to our operations, which may place us at a competitive disadvantage.

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

Our performance is substantially dependent on the continued services and performance of our senior management and certain other key personnel, including Christopher J. Ryan, our chief executive officer, president, general counsel and secretary, Gary Pokrassa, our chief financial officer, who has 38 years of financial and accounting experience and Greg Willis, our executive vice president, due to their long experience in our industry.  Our executive officers, other than CFO, have an average tenure with us of 22 years and an average of 25 years of experience in our industry.  The loss of services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations.  In addition, any future expansion of our business will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing, customer service and manufacturing personnel and our inability to do so could have a material adverse effect on our business, financial condition and results of operations.

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

Index

Our sales process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates, causing excess inventory to accrue or a lack of manufacturing capacity when needed.  If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect or at all.  As a result, we would have excess inventory, which would negatively impact our financial results.  Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would lose sales opportunities, lose market share and damage our customer relationships.  On occasion, we have been unable to adequately respond to delivery dates required by our customers because of the lead time needed for us to obtain required materials or to send fabrics to our assembly facilities in China, India and Mexico.

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

We derived approximately 25% of our net sales from customers located in foreign countries in fiscal 2009.  We intend to increase the amount of foreign sales we make in the future.  The additional risks of foreign sales include:

•	Potential adverse fluctuations in foreign currency exchange rates;

•	Higher credit risks;

•	Restrictive trade policies of foreign governments;

•	Currency nullification and weak banking institutions;

•	Changing economic conditions in local markets;

•	Political and economic instability in foreign markets; and

•	Changes in leadership of foreign governments.
Some or all of these risks may negatively impact our results of operations and financial condition.

Covenants in our credit facilities may restrict our financial and operating flexibility.
We currently have one credit facility;
•	A five year, $30 million revolving credit facility which commenced July 2005, of which we had $24.4 million of borrowings outstanding as of January 31, 2009.

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

Index

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from sales of equity or by borrowing money, to fund acquisitions, for the future growth and development of our business or to fund our operations and inventory, particularly in the event of a market downturn.  Although we have the ability until July 7, 2010 to borrow additional sums under our $30 million revolving credit facility, this facility contains a borrowing base provision and financial covenants that may limit the amount we can borrow thereunder or from other sources.  We may not be able to replace or renew this credit facility upon its expiration on terms that are as favorable to us or at all.  In addition, a number of factors could affect our ability to access debt or equity financing, including;

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

As a general matter, a significant portion of our sales growth to our distributors is dependent upon resale by those distributors to customers that are funded in large part by federal, state and local government funding.  Specifically, depending on year, approximately 20-50% of our high-end chemical suit sales are dependent on government funding.  Congress passed the 2001 Assistance to Firefighters Grant Program and the Bioterrorism Preparedness and Response Act of 2002.  Both of these Acts provide for funding to fire and police departments and medical and emergency personnel to respond to terrorist incidents.  Appropriations for these Acts by the federal government could be reduced or eliminated altogether.  Any such reduction or elimination of federal funding, or any reductions in state or local funding, could cause sales of our products purchased by fire and police departments and medical and emergency personnel to decline.

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

Index

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

The Sarbanes-Oxley Act of 2002 and rules and regulations promulgated by the Securities and Exchange Commission and the Nasdaq Stock Market have greatly increased the scope, complexity and cost of corporate governance, reporting and disclosure practices for public companies, including our company.  Keeping abreast of, and in compliance with, these laws, rules and regulations have required a greatly increased amount of resources and management attention.  In the future, this may result in increased general and administrative expenses and a diversion of management time and attention from sales-generating and other operating activities to compliance activities, which would negatively impact our results of operations.

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

As of April 13, 2009, our directors and executive officers beneficially owned approximately 20.6% of the outstanding shares of our common stock.  As a result of their ownership of common stock and their positions in our Company, our directors and executive officers are able to exert significant influence on our Company and on matters submitted to a vote by our stockholders.  In particular, as of April 13, 2009, Raymond J. Smith, our chairman of the board,

Index

and Christopher J. Ryan, our chief executive officer, president, general counsel and secretary and a director, beneficially owned approximately 9.77% and 7.52% of our common stock, respectively.  The ownership interests of our directors and executive officers, including Messrs. Smith and Ryan, could have the effect of delaying or preventing a change of control of our company that may be favored by our stockholders generally.

Provisions in our restated certificate of incorporation and by-laws and Delaware law could make a merger, tender offer or proxy contest difficult.

Our restated certificate of incorporation contains classified board provisions, authorized preferred stock that could be utilized to implement various “poison pill” defenses and a stockholder authorized, but as yet unused, Employee Stock Ownership Plan, all of which may have the effect of discouraging a takeover of Lakeland which is not approved by our board of directors.  Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the prescribed manner.  For a description of these provisions, see “Description of Capital Stock – Anti-Takeover Provisions.”

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

Based upon an evaluation performed as of January 31, 2009 and throughout fiscal 2009, we and our independent registered public accounting firm identified several material weaknesses in our internal controls.

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

Index

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

At October 31, 2008, management has identified a material weakness in its internal control over our China operations and financial reporting. A senior manager in charge of one of the Company’s plants in China was terminated after being charged by China authorities with, over the last eight years, selling non-woven fabric waste from garment production and personally keeping the proceeds. This control deficiency was the result of fraud and inadequate controls governing non-woven fabric waste. See further discussion in Note 17 to the financial statements herein.

In response to the material weakness identified at October 31, 2008, we have initiated a China Internal Control Committee. Such Committee reviews, examines and evaluates China operating activities, and plans, designs and implements internal control procedures and policies. The Committee reports to the Chief Financial Officer. In particular, the Committee focuses on: strengthening controls over waste/scrap sales, upgrading local accounting manager authority and responsibility, and creating new banking and inventory controls.

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

Changes in Internal Control Over Financial Reporting –Other than the China Internal Control Committee discussed above, there have been no other changes in Lakeland Industries, Inc.’s internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting.

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

Address	Estimated Square Feet	Annual Rent	Lease Expiration	Principal Activity
Weifang Lakeland Safety Products Co., Ltd. – Plant #1 Xiao Shi Village AnQui City, Shandong Province PRC 262100	106,000	Owned(1)	N/A	Manufacturing Administration Engineering

Weifang Lakeland Safety Products Co., Ltd. – Plant #2 Xiao Shi Village AnQui City, Shandong Province PRC 262100	215,355	$226,000	11/27/12	Manufacturing Administration

Qing Dao Lakeland Protective Products Co., Ltd Yinghai Industrial Park Jiaozhou, Shandong Province PRC 266318	121,675	Owned(1)	N/A	Manufacturing Administration Warehousing

Meiyang Protective Products Co., Ltd. Xiao Shi Village AnQui City, Shandong Province PRC 262100	11,296	$8,400	12/31/11	Manufacturing

Lakeland Industries, Inc. Woven Products Division 2401 SW Parkway St. Joseph, MO 64503	44,000	$96,000	7/31/12	Manufacturing Administration Warehousing

Lakeland Mexico Carretera a Santa Rita Calle Tomas Urbina #1 Jerez de Garcia, Salinas, Zacatecas Mexico	43,000	$120,000	3/31/10 with option to renew	Manufacturing Administration Warehousing

Lakeland Protective Real Estate 59 Bury Court Brantford, ON N3S 0A9 Canada	22,092	Owned	N/A	Sales Administration Warehousing

Lakeland Industries, Inc. Headquarters 701-7 Koehler Avenue Ronkonkoma, NY 11779	6,250	Owned	N/A	Administration Studio Sales

Index

Address	Estimated Square Feet	Annual Rent	Lease Expiration	Principal Activity
Lakeland Industries, Inc. 202 Pride Lane Decatur, AL 35603	91,788	Owned	N/A	Manufacturing Administration Engineering Warehousing

Lakeland Industries, Inc. 3420 Valley Ave. Decatur, AL 35603	49,500	Owned	N/A	Warehousing Administration

Lakeland Industries, Inc. (Harvey Pride, Jr. – officer- related party) 201 Pride Lane, SW Decatur, AL 35603	2,400	$18,000	3/31/11	Sales Administration

Lakeland Industries, Inc. 3428 Pride Lane Decatur, AL 35603	7,000	$21,000	08/08/09	Warehouse

Lakeland Industries Europe Ltd. Wallingfen Park 236 Main Road Newport, East Yorkshire HU15 2RH U United Kingdom	4,550	Approximately $57,000 (varies with exchange rates)	1/31/11	Warehouse Sales

Lakeland Industries, Inc. 1100 Park Road Blandon, PA 19510	12,000	$36,000 (Leased from D. Gallen an employee)	Month to Month	Warehouse

Lakeland Industries, Inc. 31 South Sterley Street Shillington, PA 19607	18,520	$55,560 (Leased from M. Gallen an employee)	7/31/10	Manufacturing Warehouse, Sales Administration

Lakeland Industries, Inc. 312 Hendle Street Shillington, PA 19607	3520	$9,600	Month to month	Warehouse

Lakeland Glove and Safety Apparel Private, Ltd. Plots 81, 50 and 24 Noida Special Economic Zone New Delhi, India	47,408	Owned (2)	N/A	Manufacturing Warehouse

Lakeland Industries Inc., Agencia En Chile Los Algarrobos nº 2228 Comuna de Santiago Código Postal 8361401 Santiago, Chile	542	$13,000	03/01/10	Warehouse Sales

Index

Address	Estimated Square Feet	Annual Rent	Lease Expiration	Principal Activity
Qualytextil, S.A. Rua do Luxemburgo, 260, Lotes 82/83, Condomicion Industrial Presidente Vargas, Pirajá Salvador, Bahia 41230-130 Brazil	25,209	Owned	N/A	Manufacturing Administration Engineering Warehousing

Qualytextil, S.A. Curtume Street, 708 Warehouse 10 Lapa de Baixo, Sao Paulo, Brazil	13,530	$124,699	10/31/13	Distribution Center Administration

Qualytextil, S.A. Cardeal Avelar B Billela Street, lots 11/12 Granjas Rurais Presidente Vargas, Pirajá Salvador, Bahia Brazil	11,840	$50,480	10/22/10	Distribution Center

Qualytextil, S.A. Rui Barbosa Street, 2237 - Store 09 Imbetiba, Macaè, Rio de Janeiro, Brazil	1,259	12,626	03/01/10	Store

Qualytextil, S.A. Passos da Patria Street, 971 Sao Paulo, Brazil	1,300	17,683	03/24/11	Corporate Apartment

Lakeland Asia Pacific D08, 11/F, Block A Gateway Square, No. 18 Xiaguangli North Road, East Third Ring Beijing, PRC	1184	$20,256	10/15/09	Sales

(1)
We own the buildings in which we conduct the majority of our manufacturing operations in China and lease the land underlying the buildings from the Chinese government.  We have 37 years and 42 years remaining under the leases with respect to the AnQui City and Jiaozhou facilities, respectively.

(2)	The annual total lease for the underlying land on plots 24, 81 and 50 in India amounts to approximately $10,000 on a land lease expiring October 9, 2011.

Our facilities in Decatur, Alabama; Jerez, Mexico; AnQui, China; Jiaozhou, China; St. Joseph, Missouri, Shillington, Pennsylvania, New Delhi, India and Salvador, Brazil contain equipment used for the design, development and manufacture and sale of our products.  Our operations in Brantford, Canada; Newport, United Kingdom; Rio de Janiero and Sao Paulo, Brazil; Beijing, China; and Santiago, Chile are primarily sales and warehousing operations receiving goods for resale from our manufacturing facilities around the world. We had $3.68 million, $3.85 million and $4.22 million of gross long-lived fixed assets, located in China and $0.85 million, $0.86 million and $0.0 of long-lived assets located in Mexico as of January 31, 2006, 2007 and 2008.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to litigation arising in the ordinary course of our business. We are not currently a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows.

Index

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

	Price Range of Common Stock
	High	Low
Fiscal 2010
First Quarter (through April 13, 2009)	$8.66	$5.03

Fiscal 2009
First Quarter	$13.38	$9.62
Second Quarter	$13.62	$11.60
Third Quarter	$14.00	$8.38
Fourth Quarter	$11.25	$5.90

Fiscal 2008
First Quarter	$14.94	$13.07
Second Quarter	14.13	12.67
Third Quarter	14.00	11.25
Fourth Quarter	12.02	9.73

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

On April 13, 2009 the last reported sale price of our common stock on the Nasdaq National Market was $6.96 per share. As of April 13, 2009, there were approximately 69 record holders of shares of our common stock.

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

Index

Equity Compensation Plans

The following table sets forth certain information regarding Lakeland’s equity compensation plans as of January 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price per share of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1))
Equity Compensation plans approved by security holders	(a)	(b)	(c)
Restricted stock grants-employees	30,415	$0	101,585
Restricted stock grants-directors	12,320	$0	31,680
Matching award program	7,541	$0	25,459
Bonus in stock program-employees	11,346	$0	21,654
Retainer in stock program-directors	1,296	$0	9,704
Total Restricted Stock Plans	62,918	$0	190,082

(1) At minimum levels

Index

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data as of and for our fiscal years 2005, 2006, 2007, 2008 and 2009  have been derived from our audited consolidated financial statements, which have been audited by  Holtz Rubenstein Reminick LLP. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K.

	Year Ended January 31,
	2005	2006	2007	2008	2009
	(in thousands, except share and per share data)
Income Statement Data:
Net sales	$95,320	$98,740	$100,171	$95,740	$102,268
Costs of goods sold	74,924	74,818	75,895	73,383	74,299
Gross profit	20,396	23,922	24,276	22,357	27,969

Operating expenses:
Selling and shipping	7,871	8,301	9,473	9,291	10,931
General and administrative	4,871	6,119	8,081	8,083	10,766
Total operating expenses	12,742	14,420	17,554	17,374	21,697
Operating profit	7,654	9,502	6,722	4,984	6,272

Other income (expense):
Interest expense	(207)	(167)	(356)	(330)	(828)
Interest income	18	49	20	66	125
Gain on Pension Plan Liquidation	-----	-----	353	-----	-----
Other income	98	384	191	145	494
Total other income (expense)	(91)	266	208	(119)	(209)
Income before minority interest	7,563	9,768	6,930	4,865	6,063
Minority interest in net income of variable interest entities	494	-----	-----	-----	-----
Income before income taxes	7,069	9,768	6,930	4,865	6,063

Income tax expenses	2,053	3,439	1,826	1,574	1,514

Net Income	$5,016	$6,329	$5,104	$3,291	$4,549
Net income per common share (Basic)(1)	$1.02	$1.15	$0.92	$0.60	$0.84
Net income per common share (Diluted)(1)	$1.02	$1.15	$0.92	$0.59	$0.83
Weighted average common shares outstanding(1)
Basic	4,918,856	5,518,751	5,520,881	5,522,751	5,435,829
Diluted	4,924,638	5,524,076	5,527,618	5,542,245	5,475,104

Balance Sheet Data (at period end):
Current assets	$55,128	$63,719	$62,114	$70,269	$78,363
Total assets	60,314	72,464	74,198	84,623	101,615
Current liabilities	4,152	3,839	4,326	4,997	7,452
Long-term liabilities	1,695	7,829	3,813	10,753	25,851
Stockholders’ equity	54,467	60,796	66,059	68,873	68,311
(1)   Adjusted for periods prior to August 1, 2006 to reflect our 10% stock dividends to stockholders of record as of July 31, 2002, July 31, 2003, April 30, 2005 and August 1, 2006. Earnings per share have been restated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

Index

Repurchase of Securities
We repurchased  our Common Stock during our fiscal year ending January 31, 2009. The Company initiated a stock repurchase program on February 21, 2008 and has repurchased 125,822 shares as of April 13, 2009.

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

Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the global industrial protective clothing markets. Our products are sold by our in-house sales force and independent sales representatives to a network of over 1,000 North American safety and mill supply distributors and end users and distributors internationally. These distributors in turn supply end user industrial customers such as integrated oil, utilities, chemical/petrochemical, automobile, steel, glass, construction, smelting, janitorial, pharmaceutical and high technology electronics manufacturers, as well as international hospitals and laboratories. In addition, we supply federal, state and local governmental agencies and departments domestically and internationally such as municipal fire and police departments, airport crash rescue units, the military, the Department of Homeland Security and the Centers for Disease Control and state and privately owned utilities and integrated oil companies. Our net sales attributable to customers outside the United States were $11.5 million, $13.0 million and $25.6 million in fiscal 2007, fiscal 2008 and fiscal 2009, respectively.

Our North American sales of Tyvek declined approximately 26.3% for the four years ended January 31, 2009. The company has partially replaced these sales with increased sales of Hi-Visibility clothing domestically and increased international sales of our products particularly our fire protective apparel. We are experiencing competitive pricing pressure in the marketplace for Tyvek protective clothing, coupled with a 36% decline in this segment in the USA in Q4 as a result of the weak U.S. economy which remains weak.  This loss in volume was absorbed yet we had a moderate increase on our ultimate margins, as a result of cost cutting, aggressive purchasing and price increases.

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

Our cost of goods sold was impacted in Q1 and Q2 by the cost of material purchased in FY08 which lacked rebates. This material was charged to our cost of goods sold under strict FIFO accounting at the end of Q1 and the beginning of Q2, after which we have had a smooth flow of material costs. We expect that distributors will not continue to stock inventory at historical levels as economic conditions in the United States continue to remain weak. However, a large percentage of our net sales are driven in part by government funding and health-related events. Our net sales attributable to chemical suits decreased 1% in the year ended January 31, 2009 compared to the year ended January 31, 2008. These flat sales decreases were due primarily to a lull in government spending utilizing Homeland Defense funds and delays by state and local governmental purchasers in spending their Bio-Terrorism funds.  These governmental sales are driven primarily by grants from the federal government under the Fire Act of 2002 and the Bio Terrorism Preparedness and Response Act of 2002 as administered by the Department of Homeland Security.

We have operated manufacturing facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have

Index

increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. We have completed the moving of production of our reusable woven garments and gloves to these facilities and completed this process by the second quarter of fiscal 2009. As a result, we have seen cost improvements for these particular product lines as well. In FY08, the Company decided to restructure its manufacturing operations in Mexico, by closing its previous facilities in Celaya and opening new facilities in Jerez.  The Company’s actual costs to close, move and start up has aggregated approximately $500,000 pretax.  This restructuring has allowed for lower occupancy and labor costs and a more efficient production configuration, for this year FY09.

We anticipate R&D expenses will increase again in FY 2010, to $350,000, as we aggressively pursue new products for the international market and seek CE certifications for existing products so that they may be sold internationally.  Lakeland’s R&D activity increased significantly in the 4th quarter as several development activities were identified as having potential significant sales revenue generation in FY 2010 provided they can be commercialized by the end of the 2nd quarter 2010.  In addition to short term development activities described previously, Lakeland has also initiated longer term R&D projects of a more strategic nature.  While these activities are not expected to account for a significant portion of R&D expenses in FY 2010, they are additional expenses and should they be successful, will require more significant funding in subsequent years.

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

Revenue Recognition. We derive our sales primarily from our limited use/disposable protective clothing and secondarily from our sales of heat protective apparel, high-end chemical protective suits, fire fighting and, gloves and arm guards, and reusable woven garments. Sales are recognized when goods are shipped to our customers at which time title and the risk of loss passes. Sales are reduced for sales returns and allowances. Payment terms are generally net 30 days for United States sales and net 90 days for international sales.

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

Index

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

In August 2005 we purchased Mifflin Valley, a manufacturing facility in Pennsylvania.  This purchase resulted in the recording of $871,297 in goodwill as of January 31, 2006. In May 2008, we purchased Qualytextil, S.A in Brazil. See Note 4 for a further discussion of resulting goodwill.

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

Results of Operations
The following table set forth our historical results of operations for the years ended January 31, 2007, 2008 and 2009 as a percentage of our net sales.

	Year Ended January 31,
	2007	2008	2009
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	75.8%	76.6%	72.7%
Gross profit	24.2%	23.4%	27.3%
Operating expenses	17.5%	18.1%	21.2%
Operating profit	6.7%	5.2%	6.1%
Interest expense, net	.4%	(0.1%)	.2%
Income tax expense	1.8%	1.6%	1.5%
Net income	5.1%	3.4%	4.4%

Significant Balance Sheet fluctuation January 31, 2009 as compared to January 31, 2008

Balance Sheet Accounts.  The decrease in cash and cash equivalents of $ .7 million is primarily the result of normal fluctuations in cash management. The increase in borrowings of $15.5 million under the revolving credit agreement is principally due to the borrowing in May 2008 to fund the acquisition of Qualytextil, S.A. in Brazil, as well as an increase in inventories of $9.0 million as we took advantage of discounts in purchasing of raw materials from our major supplier. We have built raw material reserves due to an anticipated increase in the cost of these raw materials.  Plant property and equipment increased mainly as a result of the Brazil acquisition.

Year ended January 31, 2009 compared to the year ended January 31, 2008

	For the Year Ended January 31,		For the Three Months Ended January 31,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	27.3%	23.4%	26.8%	24.7%
Operating expenses	21.2%	18.1%	24.2%	17.8%
Operating profit	6.1%	5.2%	2.6%	6.9%
Income before tax	5.9%	5.1%	3.9%	6.6%
Net income	4.4%	3.4%	3.0%	4.0%

Net Sales.  Net sales increased $6.5 million, or 6.8%, to $102.3 million for the year ended January 31, 2009 compared to $95.7 million for the year ended January 31, 2008. The net increase was comprised mainly of $8.4 million in sales generated by our Qualytextil, S.A. facility which was included in FY09 for the nine months following the acquisition, sales

Index

growth of $3.0 million in China, domestic, Asia Pacific Rim and other external sales, $.6 million in Europe, $2.5 million in increased reflective sales in the US, $.1 million increased sales of chemical protection clothing in the US, $.5 million increase in Chile, and $.4 million increase in India. These growth areas were offset by decreases in sales of $7.7 million in US disposables, $.3 million in US gloves, $1.0 million in US wovens, and $.3 million in Canada.

Gross Profit. Gross profit increased $5.6 million or 25.1% to $28.0 million for the year ended January 31, 2009 from $22.4 million for the year ended January 31, 2008.  Gross profit as a percentage of net sales increased to 27.3% for the year ended January 31, 2009 from 23.4% for the year ended January 31, 2008, primarily due to the inclusion of Qualytextil, S.A. sales in 2009 which operated at a 51.4% margin for the nine months in FY09 in which Brazil operations were included and in the prior year, a sales rebate program to meet competitive conditions resulting in a reduction in sales and higher Tyvek fabric costs. Such higher Tyvek costs resulted from Tyvek purchased earlier with no rebate, charged to costs of goods sold for the months of April, May and into early June 2007 resulting in higher costs. Start-up expenses included in gross profit related to the new foreign subsidiaries of approximately $.6 million which were partially offset by ongoing cost reduction programs in component and service-purchasing, shifting production from the U.S. to China and Mexico, completion of the plant restructuring in Mexico, rework expenses on a chemical suit contract, and reduced volumes in lower margins in the U.S. fire gear and gloves.

Operating Expenses.  Operating expenses increased $4.3 million, or 24.9% to $21.7 million for the year ended January 31, 2009 from $17.4 million for the year ended January 31, 2008.  As a percentage of net sales, operating expenses increased to 21.2% for the year ended January 31, 2009 from 18.1% for the year ended January 31, 2008.  The $4.3 million increase in operating expenses in the year ended January 31, 2009 compared to the year ended January 31, 2008 was principally due to (decreases) or increases in:

☐	$2.9 million operating costs in the acquired Brazilian operations not in previous year.
☐	$0.4 million in additional freight out costs excluding Brazil, resulting from higher rates prevailing in most of FY09, due to higher fuel surcharges.
☐	$0.4 million in additional sales salaries, commissions and administrative salaries resulting from expanded sales staff.
☐	$0.3 million in additional costs resulting from the proxy contest earlier in FY09.
☐	$0.2 million in additional international travel expenses and sales meetings, that tracked international sales growth.
☐	$0.1 million in additional advertising and printing costs.
☐	$0.1 million in additional equity compensation resulting from additional grants charged to expense over the vesting period of the Company’s Restricted Stock Program.
☐	$0.1 million in additional currency fluctuation costs
☐	$0.1 million in additional computer expenses
☐	$0.1 million in other taxes – mainly property taxes on the Canada warehouse opened in December 2007.
☐	$(0.1) million in reduced medical insurance costs resulting from favorable experience
☐	$(0.3) million reduction in professional fees and consulting expenses mainly resulting from an expenditure in the previous fiscal year in India to set up the proper production processes.

    Operating Profit.  Operating profit increased by $1.3 million, or 25.9% to $6.3 million, from $5.0 million for the prior year. Operating income as a percentage of net sales increased to 6.1% for the year ended January 31, 2009 from 5.2% for the year ending January 31, 2008 primarily due to the Brazil acquisition, partially offset by increased operating expenses and lower volumes as discussed above.

Interest Expense.  Interest expense increased by $.5 million for the year ended January 31, 2009 compared to the year ended January 31, 2008 because of increased borrowings due to the Qualytextil acquisition partially offset by interest rate decreases.

Other Income - Net.  Other income, net increased $.35 million principally as a result of  non-recurring credits resulting  from net funds recovered from a Chinese manager’s fraud and from a change in accounting estimate relating to certain Chinese cash and accruals recorded in 2004 and prior.

Income Tax Expense.  Income tax expenses consist of federal, state and foreign income taxes. Income tax expense decreased $.06 million, or 3.8%, to $1.51 million for the year ended January 31, 2009 from $1.57 million for the year

Index

ended January 31, 2008.  Our effective tax rate was 25% and 32.3% for the years ended January 31, 2009 and 2008, respectively.  Our effective tax rate varied from the federal statutory rate of 34% due primarily to lower foreign tax rates, principally in China and Brazil.

Net Income.  Net income increased $1.3 million or 38.2%, to $4.5 million for the year ended January 31, 2009 from $3.3 million for the year ended January 31, 2008. The increase in net income was the result of the Brazil acquisition, partially offset by an increase in expenses related to the new foreign facilities in India, Chile, Japan and a decrease in profit by the domestic operations.

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

Operating Expenses.  Operating expenses decreased $0.2 million, or 1.0% to $17.4 million for the year ended January 31, 2008 from $17.6 million for the year ended January 31, 2007.  As a percent of net sales, operating expenses increased to 18.1% for the year ended January 31, 2008 from 17.5% for the year ended January 31, 2007.  The $0.2 million decrease in operating expenses in the year ended January 31, 2008 compared to the year ended January 31, 2007 was principally due to (decreases) or increases in:

☐	($0.25) million miscellaneous net expense decreases.
☐	$(0.20) million net reduction of SGA costs from new entities in India, Chile and Japan.

Index

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

Liquidity and Capital Resources

Management measures our liquidity on the basis of our ability to meet short-term and long-term operational funding needs and fund additional investments, including acquisitions.  Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, and access to bank lines of credit and our ability to attract long-term capital under satisfactory terms.

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

Cash Flows

As of January 31, 2009 we had cash and cash equivalents of $2.8 million and working capital of $70.9 million, a decrease of $.7 million and an increase $5.6 million, respectively, from January 31, 2008. Our primary sources of funds for conducting our business activities have been from cash flow provided by operations and borrowings under our credit facilities described below. We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

Net cash provided by operating activities of $1.6 million for the year ended January 31, 2009 was due primarily to net income of $4.5 million, offset by an increase in inventories of $5.7 million. Net cash used in operations for the year ended January 31, 2008 of $2.1 million was primarily due to net income of $3.3 million and an increase in inventories of $7.7 million.

Index

Net cash used in investing activities of $16.2 million and $3.4 million in the years ended January 31, 2009 and 2008, respectively, was due to the acquisition of Qualytextil in 2009 and  purchases of real estate, property and equipment, the construction of new facilities in Canada in FY08 and the acquisitions of the India facility. Net cash used in and provided by financing activities in the years ended January 31, 2009 and 2008 was primarily attributable to an increased borrowing under our credit facilities primarily to fund the Qualytextil acquisition in FY09, and primarily by borrowings to fund increased inventory levels in FY08, respectively.

Credit Facilities

We currently have one credit facility:

•	A five year, $30 million revolving credit facility, of which we had borrowings outstanding as of January 31, 2009 amounting to $24.4 million

       Our $30 million revolving credit facility expires on July 31, 2010.  Borrowings under this revolving credit facility bear interest at the London Interbank Offering Rate (LIBOR) plus 70 basis points and were 1.02% at January 31, 2009. As of January 31, 2009, we had $5.6 million of borrowing availability under this revolving credit facility. Of the amount outstanding, $18 million is covered by an interest rate swap executed in September 2008. The interest on this amount was 3.66% at January 31, 2009.

Our credit facility requires that we comply with specified financial covenants relating to interest coverage, debt coverage, minimum consolidated net worth, and earnings before interest, taxes, depreciation and amortization. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our credit facilities. As of January 31, 2009, we were in compliance with all covenants contained in our credit facilities.

We believe that our current cash position of $2.8 million, our cash flow from operations along with borrowing availability under our $30 million revolving credit facility will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

Capital Expenditures

Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment, and leasehold improvement, as well as payments related to the expansion of our facilities in Brazil. In FY09 we added machinery and equipment in our newly rented Weifang, China facility. Our facilities in China are not encumbered by commercial bank mortgages and thus Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. We expect our capital expenditures to be approximately $1.5 million to purchase our capital equipment primarily computer equipment and apparel manufacturing equipment

Contractual Obligations
  We had no off-balance sheet arrangements at January 31, 2009. As shown below, at January 31, 2009, our contractual cash obligations totaled approximately $26.9 million, including lease renewals entered into subsequent to January 31, 2009.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Canada facility loan	$1,544,000	$82,000	$246,000	$164,000	$1,052,000
Operating leases	876,000	84,000	600,000	192,000	-----
Other liabilities	75,000	-----	75,000	-----	-----
Revolving credit facility	24,408,000	-----	24,408,000	----	-----
Total	$26,903,000	$166,000	$25,329,000	$356,000	$1,052,000

Index

Seasonality
Our operations have historically been seasonal, with higher sales generally occurring in February, March, April and May when scheduled maintenance occurs on nuclear, coal, oil and gas fired utilities, chemical, petrochemical and smelting facilities, and other heavy industrial manufacturing plants, primarily due to moderate spring temperatures. Sales decline during the warmer summer and vacation months, and generally increase from Labor Day through February with slight declines during holidays. As a result of this seasonality in our sales, we have historically experienced a corresponding seasonality in our working capital, specifically inventories, with peak inventories occurring between December and May coinciding with lead times required to accommodate the spring maintenance schedules. We believe that by sustaining higher levels of inventory, we gain a competitive advantage in the marketplace. Certain of our large customers seek sole sourcing to avoid sourcing their requirements from multiple vendors whose prices, delivery times and quality standards differ.

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

With our acquisition of the Brazilian facility and exclusive supply agreement with West Farmers in Australia, this seasonality may decrease as the South American Mercosur markets, Chile, Australia, New Zealand and South Africa markets experience their high seasons during our slow summer months and their low season during our winter months.

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

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles.  FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application.  FAS No. 157 did not have a material impact on our financial position and results of operations.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115” (FAS No. 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings.  FAS No. 159 is effective for fiscal years beginning after November 15, 2007. FAS No. 159 did not have a material impact on our financial position and results of operations.

Statement of Financial Accounting Standards No. 141(R), Business Combinations (“Statement 141(R)”), was issued in December 2007. Statement 141 (R) requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. Statement 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. Statement 141(R)

Index

amends Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. Statement 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. We adopted Statement 141 (R) on February 1, 2009. Statement 141R’s impact on accounting for business combinations is dependent upon future acquisitions.

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

Our primary risk from foreign currency exchange rate changes is presently related to non-U.S. dollar denominated sales in Brazil, Canada Europe and, to a smaller extent, in other South American countries. Our sales to customers in Brazil are denominated in Brazilian Reals, in Canada in Canadian dollars and in Europe in Euros and British pounds.  If the value of the U.S. dollar increases relative to the Canadian dollar, the Real, the Pound or the Euro, then our net sales could decrease as our products would be more expensive to these international customers because of changes in rate of exchange. Our sales in China are denominated in the Chinese Yuan; however, our sales there were not affected this last year due to a steady exchange rate between the Chinese RMB and the USD. At this time, we do not manage the foreign currency risk through the use of derivative instruments. A 10% decrease in the value of the U.S. dollar relative to foreign currencies would increase the landed costs of our products into the U.S., but would make our selling price for international sales more attractive with respect to foreign currencies.  As non-U.S. dollar denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results.

Index

Interest Rate Risk

We are exposed to interest rate risk with respect to our credit facilities, which have variable interest rates based upon the London Interbank Offered Rate, but of which $18 million is subject to an interest rate swap with the benchmark fixed at 2.96%. At January 31, 2009, we had $24.4 million in borrowings outstanding under this credit facility. If the interest rate applicable to this variable rate debt rose 10% in the year ended January 31, 2009, our interest expense would have increased by a negligible effect.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Consolidated Financial Statements:
Page No.
Report of Independent Registered Public Accounting Firm	43
Consolidated Balance Sheets - January 31, 2009 and 2008	45
Consolidated Statements of Income for the years ended	46
January 31, 2009, 2008 and 2007
Consolidated Statement of Stockholders' Equity for the years ended	47
January 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended	48
January 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements	49 to 72
Schedule II – Valuation and Qualifying Accounts	73

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lakeland Industries, Inc. and Subsidiaries
Ronkonkoma, New York

We have audited the accompanying consolidated balance sheets of Lakeland Industries, Inc. and Subsidiaries (the "Company" or “Lakeland”) as of January 31, 2009 and 2008 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended January 31, 2009. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K for the years ended January 31, 2009, 2008 and 2007. We have also audited Lakeland’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lakeland's management is responsible for these consolidated financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control over Financial Reporting" in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and the schedule, and an opinion on the company's internal control over financial reporting based on our audits.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified a material weakness in relation to its operations in China, specifically relating to inadequate controls over the sale or disposal of inventory scrap or waste units and controls over the proceeds from such sales. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements, as of, and for the year ended January 31, 2009, and our opinion regarding the effectiveness of Lakeland's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, because of the material weakness identified above on the achievement of the objectives of the internal control criteria, Lakeland did not maintain effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by COSO.

Index

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lakeland Industries, Inc. and Subsidiaries as of January 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the three year period ended January 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York
April 14, 2009

Index

Lakeland Industries, Inc.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	2009	2008
Assets
Current assets
Cash and cash equivalents	$2,755,441	$3,427,672
Accounts receivable, net of allowance for doubtful accounts of $104,500 and $45,000 at January 31, 2009 and 2008, respectively	13,353,430	14,927,666
Inventories, net of reserves of $657,000 and $607,000 at January 31, 2009 and 2008, respectively	57,074,028	48,116,173
Deferred income taxes	2,578,232	1,969,713
Prepaid income tax	531,467	-----
Other current assets	2,070,825	1,828,210
Total current assets	78,363,423	70,269,434
Property and equipment, net	13,736,326	13,324,648
Intanglibles and other assets, net	4,405,833	157,474
Goodwill	5,109,136	871,297
Total assets	$101,614,718	$84,622,853

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,853,890	$3,312,696
Accrued compensation and benefits	3,069,409	406,501
Other accrued expenses	434,809	1,183,660
Current maturity of long term debt	94,000	94,000
Total current liabilities	7,452,108	4,996,857
Borrowings under revolving credit facility	24,408,466	8,871,000
Construction loan payable (net of current maturity of $94,000)	1,368,406	1,882,085
Other liabilities	74,611	-----

Total liabilities	33,303,591	15,749,942
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par; 1,500,000 shares authorized; none issued
Common stock, $.01 par; 10,000,000 shares authorized; 5,523,288 shares issued and outstanding at January 31, 2009 and 2008, respectively	55,233	55,233
Less treasury stock, at cost, 107,317 shares at January 31, 2009 and 0 shares at January 31, 2008	(1,255,459)	-----
Additional paid-in capital	49,511,896	49,211,961
Retained earnings	24,191,258	19,641,790
Other comprehensive loss	(4,191,801)	(36,073)
Total stockholders' equity	68,311,127	68,872,911
Total liabilities and stockholders' equity	$101,614,718	$84,622,853

The accompanying notes are an integral part of these consolidated financial statements.

Index

Lakeland Industries, Inc.
and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	2009	2008	2007
Net sales	$102,268,125	$95,740,068	$100,170,942
Cost of goods sold	74,298,935	73,382,713	75,895,066
Gross profit	27,969,190	22,357,355	24,275,876
Operating expenses
Selling and shipping	10,931,285	9,291,263	9,473,404
General and administrative	10,765,595	8,082,618	8,080,567

Total operating expenses	21,696,880	17,373,881	17,553,971
Operating profit	6,272,310	4,983,474	6,721,905
Other income (expense)
Interest expense	(827,725)	(330,268)	(356,331)
Interest income	124,634	66,722	20,466
Gain on pension plan liquidation	-----	-----	352,843
Other income – net	494,084	144,870	191,163
Total other income (expense)	(209,007)	(118,676)	208,141
Income before income taxes	6,063,303	4,864,798	6,930,046
Income tax expense	1,513,835	1,573,936	1,825,847
Net income	$4,549,468	$3,290,862	$5,104,199
Net income per common share
Basic	$0.84	$0.60	$0.92
Diluted	$0.83	$0.59	$0.92
Weighted average common shares outstanding
Basic	5,435,829	5,522,751	5,520,881
Diluted	5,475,104	5,542,245	5,527,618

The accompanying notes are an integral part of these consolidated financial statements.

Index

Lakeland Industries, Inc.
and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Fiscal years ended January 31, 2009, 2008 and 2007

	Common Stock		Additional paid-in	Treasury Stock		Retained	Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total

Balance, February 1, 2006	5,017,046	$50,170	$42,431,221	-----	-----	$18,314,645	$ -----	$60,796,036

Exercise of stock options	2,662	27	11,849	-----	-----	-----	-----	11,876
Net income	-----	-----	-----	-----	-----	5,104,199	-----	5,104,199
10% stock dividend	502,116	5,021	6,381,894	-----	-----	(6,386,916)	-----	-----
Stock based compensation	-----	-----	147,061	-----	-----	-----	-----	147,061
Balance, January 31, 2007	5,521,824	55,218	48,972,025	-----	-----	17,031,928	-----	66,059,171

Net income	-----	-----	-----	-----	-----	3,290,862	-----	3,290,862
Effect of adoption of FIN 48	-----	-----	-----	-----	-----	(419,000)	-----	(419,000)
Effect of adoption of SAB No. 108	-----	-----	-----	-----	-----	(262,000)	-----	(262,000)
Exercise of stock option	1,464	15	6,675	-----	-----	-----	-----	6,690
Other comprehensive loss
Translation adjustments regarding Canadian Real Estate	-----	-----	-----	-----	-----	-----	(36,073)	(36,073)
Stock based compensation	-----	-----	233,261	-----	-----	-----	-----	233,261
Balance, January 31, 2008	5,523,288	55,233	49,211,961	-----	-----	19,641,790	(36,073)	68,872,911

Net income	-----	-----	-----	-----	-----	4,549,468	-----	4,549,468
Stock repurchase program	-----	-----	-----	107,317	$(1,255,459)	-----	-----	(1,255,459)
Other comprehensive loss	-----	-----	-----	-----	-----	-----	-----	-----
Translation adjustments	-----	-----	-----	-----	-----	-----	-----	-----
Canadian Real Estate	-----	-----	-----	-----	-----	-----	(55,152)	(55,152)
Qualytextil, S.A., Brazil	-----	-----	-----	-----	-----	-----	(3,473,196)	(3,473,196)
Interest rate swap	-----	-----	-----	-----	-----	-----	(627,380)	(627,380)
Stock based compensation
Issuance of director stock options	-----	-----	31,544	-----	-----	-----	-----	31,544
Restricted stock plan	-----	-----	268,391	-----	-----	-----	-----	268,391
Balance, January 31, 2009	5,523,288	$55,233	$49,511,896	107,317	$(1,255,459)	$24,191,258	$(4,191,801)	$68,311,127

The accompanying notes are an integral part of these consolidated financial statements.

Index

Lakeland Industries, Inc.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2009	2008	2007
Cash flows from operating activities
Net income	$4,549,468	$3,290,862	$5,104,199
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Reserve for inventory obsolescence	49,785	300,626	(58,626)
Provision for bad debts	59,135	(58,000)	55,036
Deferred income taxes	(608,519)	(641,576)	(497,435)
Depreciation and amortization	1,633,846	1,186,840	1,048,380
Stock based and restricted stock compensation	299,935	233,261	147,061
Gain on pension plan liquidation	-----	-----	(352,843)
(Increase) decrease in operating assets:
Accounts receivable	2,763,878	(89,400)	(338,985)
Inventories	(5,698,718)	(7,723,060)	4,346,377
Prepaid income taxes and other current assets	-----	1,110,311	(1,586,206)
Other assets	(422,309)	(305,961)	(11,056)
Increase (decrease) in operating liabilities
Accounts payable	(1,418,602)	257,357	518,583
Accrued expenses and other liabilities	429,051	319,538	(31,921)
Pension liability	-----	-----	(116,691)
Net cash provided by (used in) operating activities	1,636,950	(2,119,202)	8,225,873
Cash flows from investing activities Purchase of assets in India from RFB Latex	-----	-----	(3,464,994)
Acquisition of Qualytextil, S.A.	(13,780,205)	-----	-----
Purchases of property and equipment	(2,371,914)	(3,427,458)	(912,651)
Net cash used in investing activities	(16,152,119)	(3,427,458)	(4,377,645)
Cash flows from financing activities
Net borrowings (payments) under credit agreement	2,192,999	5,085,000	(3,486,000)
Purchases of stock under Stock Repurchase program	(1,255,459)	-----	-----
Borrowing to fund Qualytextil acquisition	13,344,466	-----	-----
Other liabilities	74,611	-----	-----
Net proceeds from construction loan	-----	1,976,085	-----
Proceeds from exercise of stock options	-----	6,690	11,876
Net cash provided by (used in) financing activities	13,842,938	7,067,775	(3,474,124)
Net (decrease) increase in cash and cash equivalents	(672,231)	1,521,115	374,104
Cash and cash equivalents at beginning of year	3,427,672	1,906,557	1,532,453
Cash and cash equivalents at end of year	$2,755,441	$3,427,672	$1,906,557

See note for Supplemental Cash Flow information.

The accompanying notes are an integral part of these consolidated financial statements

Index

Lakeland Industries, Inc.
and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009, 2008 and 2007

 1. –  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Lakeland Industries, Inc. and Subsidiaries (the “Company”), a Delaware corporation, organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing market.  The principal market for the company’s products is in the United States. No customer accounted for more than 10% of net sales during the fiscal years ended January 31, 2009, 2008 and 2007.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laidlaw, Adams & Peck, Inc. and Subsidiary Weifang Meiyang Protective Products Co. Ltd., (a Chinese corporations), Lakeland Protective Wear, Inc. and Lakeland Protective Real Estate (Canadian corporations), Weifang Lakeland Safety Products Co., Ltd. and Qingdao Lakeland Protective Products Co., Ltd. (Chinese corporations), Lakeland Industries Europe Ltd. (a British corporation), Lakeland Industries Inc. Agencia en Chile, (a Chilean corporation), Lakeland Japan, Inc. (a Japanese corporation), Lakeland India Private, Ltd and Lakeland Gloves and Safety Apparel Private Limited (Indian corporations), Industrias Lakeland S.A. de C.V. (a Mexican corporation) and  Qualytextil, S.A. (a Brazilian corporation)   All significant intercompany accounts and transactions have been eliminated. On February 23, 2007, Lakeland Gloves and Safety Apparel Private Limited was formed to hold the assets of the Company’s recently purchased Indian business. On March 27, 2007, Industrias Lakeland de S.A. de C.V. was formed to operate the new facilities in Jerez, Mexico. In May 2008, Lakeland do Brasil, S.A., a Brazilian corporation was formed as a subsidiary of Lakeland Industries, Inc., which then purchased 100% of the common stock of Qualytextil, S.A., a Brazilian corporation. In November 2008, Lakeland do Brasil was merged into Qualytextil.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009, 2008 and 2007
1. (continued)

Domestic and international sales are as follows:

	Fiscal Years Ended January 31,
	2009		2008		2007
Domestic	$76,695,000	75.0%	$82,773,000	86.5%	$88,667,000	88.5%
International	25,573,000	25.0%	12,967,000	13.5%	11,504,000	11.5%
Total	$102,268,000	100.00%	$95,740,000	100.0%	$100,171,000	100.0%

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

On August 1, 2005, the Company purchased Mifflin Valley, Inc, a Pennsylvania manufacturer.  This acquisition resulted in the recording of $.9 million in goodwill as of January 31, 2006.  Management has determined there is no impairment of this goodwill at January 31, 2009, 2008 and 2007.

In May 2008 the Company acquired Qualytextil, S.A., a Brazilian manufacturer. An evaluation of this acquisition was made as of January 31, 2009, which resulted in the recording of $4.2 million of goodwill. Management has determined there is no impairment of this goodwill at January 31, 2009. See Note 4 for further discussion of goodwill.

Intangible Assets

Intangible assets consist primarily of trademarks, tradenames and customer contracts. Trademarks and tradenames are not amortized because they have indefinite lives. Customer contracts are amortized over their estimated useful lives of 51 months remaining at January 31, 2009.

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009, 2008 and 2007
1. (continued)

Self-Insured Liabilities

       The Company has a self-insurance program for certain employee health benefits. The cost of such benefits is recognized as expense based on claims filed in each reporting period and an estimate of claims incurred but not reported during such period. This estimate is based upon historical trends and amounted to $132,000 for each of the years ended January 31, 2009, 2008 and 2007. The Company maintains separate insurance to cover the excess liability over set single claim amounts and aggregate annual claim amounts.

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

Shipping and Handling Costs

For larger orders, except in its Fyrepel product line, the Company absorbs the cost of shipping and handling.  For those customers who are billed the cost of shipping and handling fees, such amounts are included in net sales.  Shipping and handling costs associated with outbound freight are included in selling and shipping expenses and aggregated approximately $3.0 million, $2.5 million and $2.5 million in the fiscal years ended January 31, 2009, 2008 and 2007, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and included in general and administrative expenses.  Research and development expenses aggregated approximately $321,000, $359,000, and $100,000 in the fiscal years ended January 31, 2009, 2008 and 2007, respectively, and was largely for testing and certification of new products in 2008 and 2009 and for development of new raw materials in 2007.

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009, 2008 and 2007
1. (continued)

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

Uncertain Tax Positions

 Effective February 1, 2007, the first day of fiscal 2008, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax benefit is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recorded the cumulative effect of applying FIN 48 as a $419,000 decrease to the opening balance of retained earnings as of February 1, 2007, the date of adoption, $207,000 of which was then reversed in FY2009, when the company settled a long dispute with the I.R.S.

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share are based on the weighted average number of common and common stock equivalents. The average common stock equivalents for the years ended January 31, 2009, 2008, and 2007 were 39,275, 19,494, and 6,737, respectively, representing the dilutive effect of stock options and restricted stock awards. The diluted earnings per share calculation takes into account the shares that may be issued upon exercise of stock options, reduced by shares that may be repurchased with the funds received from the exercise, based on the average price during the fiscal year (as adjusted for the 10% stock dividend to holders of record on April 30, 2005 and August 1, 2006).

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs (income) amounted to $32,000, $(76,000), and $30,000 in the fiscal years ended January 31, 2009, 2008 and 2007, respectively, net of co-op advertising allowance received from a supplier.  These reimbursements include some costs which are classified in categories other than advertising, such as payroll.

Statement of Cash Flows

The Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds. The market value of the cash equivalents approximates cost. Foreign denominated cash and cash equivalents were approximately $2.7 million and $3.6 million at January 31, 2009 and 2008, respectively.

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009, 2008 and 2007

1. (continued)

Supplemental cash flow information for the years ended January 31 is as follows:

	2009	2008	2007
Interest paid	$827,725	$330,268	$356,331
Income taxes paid	$3,216,000	$699,456	$3,744,519

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

The largest foreign cash balances are deposited in HSBC in China and the UK and in the TD Canada Trust Bank in Canada and Banco do Brasil S.A. and Banco Itaú S.A. banks in Brazil.  The utilization of these larger banking institutions minimizes risk of deposits held in foreign countries.

Foreign Operations and Foreign Currency Translation

The Company maintains manufacturing operations in Mexico, India, Brazil and the People’s Republic of China and can access independent contractors in Mexico and China. It also maintains sales and distribution entities located in India, Canada, the U.K., Chile, China and Brazil. The Company is vulnerable to currency risks in these countries. The functional currency of foreign subsidiaries is the U.S. dollar, except for the Brazilian operation and the Canadian Real Estate subsidiary.

Pursuant to FAS 52, assets and liabilities of the Company’s foreign operations with functional currencies, other than the US dollar, are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity.

The monetary assets and liabilities of the Company’s foreign operations with the US dollar as the functional currency are translated into U.S. dollars at current exchange rates, while non-monetary items are translated at historical rates. Revenues and expenses are generally translated at average exchange rates for the year. Transaction gains and (losses) that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and aggregated losses of  approximately $149,000, $72,000, and $29,000 for the fiscal years ended January 31, 2009, 2008 and 2007, respectively.

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
January 31, 2009, 2008 and 2007

1. (continued)

The Company believes that the carrying amount of such debt approximates the fair value as the variable interest rates approximate the current prevailing interest rate.

Fair value of Financial Instruments

The Company's principal financial instrument consists of its outstanding revolving credit facility and term loan.

Effects of Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles.  FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application.  Management believes the potential impact of FAS No. 157 on our financial position and results of operations is not material.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115” (FAS No. 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings.  FAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management believes the potential impact of FAS No. 159 on our financial position and results of operations is not material.

Statement of Financial Accounting Standards No. 141(R), Business Combinations (“Statement 141(R)”), was issued in December 2007. Statement 141 (R) requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. Statement 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. Statement 141(R) amends Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. Statement 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. We adopted Statement 141 (R) on February 1, 2009. Statement 141R’s impact on accounting for business combinations is dependent upon future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009, 2008 and 2007

1. (continued)

deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning February 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company believes that this pronouncement will not have a material effect on the financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities -  An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements.

Comprehensive income (loss)

 Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. This includes translation adjustments for foreign subsidiaries where the functional currency is other than the US dollar. No tax benefit or expense has been attributed to any of these items.

Comprehensive Income

	January 31, 2009	January 31, 2008	January 31, 2007
Net income	$4,549,468	$3,290,862	$5,104,199
Translation adjustments
Canada Real Estate	(55,152)	(36,073)	-----
Qualytextil, S.A. Brazil	(3,473,196)	-----	-----
Interest rate swap	(627,380)	-----	-----

Total	4,155,728	(36,073)	-----
Total comprehensive income	$393,740	$3,254,789	$5,104,199

2 –INVENTORIES, NET

Inventories consist of the following at January 31:

	2009	2008
Raw materials	$26,343,875	$25,035,569
Work-in-process	2,444,160	2,873,001
Finished goods	28,285,993	20,207,603
	$57,074,028	$48,116,173

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009, 2008 and 2007

3 –PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at January 31:
	Useful life in years	2009	2008
Machinery and equipment	3 – 10	$8,488,655	$6,960,835
Furniture and fixtures	3 – 10	389,746	316,592
Leasehold improvements	Lease term	1,189,312	654,097
Land and building (China)	20	2,412,115	2,412,115
Land, building and equipment (India)	7 - 39	4,010,237	3,949,612
Land and building (Canada)	30	1,985,951	2,434,059
Land and buildings (USA)	39	3,654,008	3,652,252
Land and building (Brazil)	5	535,971	-----
		22,665,995	20,379,562
Less accumulated depreciation and amortization		(8,929,669)	(7,054,914)
		$13,736,326	$13,324,648

Depreciation and amortization expense for fiscal 2009, 2008 and 2007 amounted to $1,633,846, $1,186,840, and $1,048,380, respectively.  Net fixed assets in China were approximately $2,452,282 ($2.45) million and $2,130,889 ($2.13) million at January 31, 2009 and 2008, respectively.  Net fixed assets in India were approximately $3.5 million and $3.77 million at January 31, 2009 and 2008, respectively. Net fixed assets in Canada were approximately $2.1 million and $2.6 million at January 31, 2009 and 2008, respectively. Net fixed assets in Brazil were approximately $1.1 million and  $0 at January 31, 2009 and 2008, respectively.

In November 2006, the Company purchased the Industrial Glove assets of RFB Latex, Ltd. (RFB) of New Delhi, India for a purchase price of approximately $3.4 million, subject to reconciliation of operations over the prior year and an audit.  Such assets consist of long term land leases, buildings and equipment.  This purchase price is in addition to the cumulative outlay of approximately $1.5 million through November 15, 2006 which consists of the cost of the purchase option, inventory, receivables, operating losses to date and working capital. Such additional amount has been charged to expense in Fiscal 2007. The Company is in the process of, subject to Indian law, liquidating its existing subsidiary and setting up a new subsidiary which will consummate the purchase transaction. The Company has purchased the assets in question directly and has hired a new Chief Operating Officer to manage and control the Indian operations. Management has begun shipping gloves to the USA in December 2008.

4-BUSINESS COMBINATIONS – Acquisition of Qualytextil, S.A. and Increased Revolving Credit Line

On May 13, 2008, Lakeland Industries, Inc. completed the acquisition of 100% of all outstanding stock of Qualytextil, S.A., a corporation organized under the laws of Brazil, pursuant to a Stock Purchase. Qualytextil is a supplier of protective fire apparel in Brazil.

The acquisition was financed through Lakeland’s existing revolving credit facility as amended. Further, to accommodate the Qualytextil acquisition, Wachovia Bank, N.A. has increased the Revolving Line of Credit from $25,000,000 to $30,000,000 and has reworked several covenants to allow for the acquisition.

The Purchase Price was based upon a multiple of seven times the 2007 EBITDA of Qualytextil, some of which was used to repay outstanding debts at closing. The 2007 EBITDA was $R3,118,000 ($1.9 million) and the total amount paid at closing, including the repayment of such outstanding debts, is $R21,826,000 (approximately $13.3 million).

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
January 31, 2009, 2008 and 2007
4. (continued)

There are provisions for an adjustment of the initial Purchase Price, based on results of 2008 EBITDA.  The Post-Closing audit as of April 30, 2008 resulted in no adjustments to the Purchase Price.

There is also a provision for a Supplementary Purchase Price - Subject to Qualytextil’s EBITDA in 2010 being equal to or greater than $R4,449,200 ($2.7 million), the Purchaser shall then pay to the Sellers the difference between six (6) times Qualytextil’s EBITDA in 2010 and seven (7) times the 2007 EBITDA ($R21,826,000.00) ($13.3 million), less any unpaid disclosed or undisclosed contingencies (other than Outstanding Debts) from pre-closing which exceeds $R100,000.00 ($.06 million) ("Supplementary Purchase Price"). The Supplementary Purchase Price in no event shall be greater than $R27,750,000.00 ($16.8 million) additional over the initial Purchase Price, subject to certain restrictions. (USD amounts are based on the exchange rate at the date of the transaction $R1.645 = 1 USD)

All sellers also have executed employment contracts with terms expiring December 31, 2011 which contain a non-compete provision extending seven years from termination of employment.  The Company evaluated the non-compete provision in the employment agreements and concluded the resulting intangible asset, if any, to be insignificant to the consolidated financial statements.

The Company has evaluated the fair value of the assets purchased including intangible assets and has assigned the following values to intangible assets of $R870,000 ($372,894) to the value of the Qualytextil contract with a significant customer, to be amortized over the remaining 54 months of the contract, and $R7,044,896 ($3,019,543) to tradenames, which has an indefinite life and is therefore not amortized. There is no significant purchased research and development cost involved.

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009, 2008 and 2007

4. (continued)

The operations of Qualytextil, S.A. have been included in the Lakeland consolidated results commencing May 1, 2008.  A condensed balance sheet at the acquisition date follows:

Current assets	($000 USD)
Cash and equivalents	$34
Accounts receivables	1,199
Inventory	3,309
Other current assets	210
Total current assets	$4,752
Deferred tax asset	222
Fixed assets	1,249
Intangible (Trademarks, Tradenames)	186
Other non-current assets	606
Total assets	7,015

Current Liabilities
Loans	3,093
Trade payables and other current liabilities	3,477
Total current liabilities	6,570

Other non-current liabilities	86
Net assets acquired	359

Total cost of acquisition of Qualytextil, SA	13,780
Less net assets acquired	(359)
Less debt repayment at closing	(3,890)
Less additional values to reflect appraisal, assigned to: (in USD)
Trademarks	(3,020)
Customer Contract	(373)
Goodwill at closing	6,138
Foreign currency translation	1,900
Goodwill at January 31, 2009 arising from Qualytextil, SA	$4,238

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009, 2008 and 2007

4. (continued)

Lakeland results on a pro-forma basis with Qualytextil, S.A. results included as if acquired at beginning of each period shown are as follows (in USD $000 except EPS):

	FY 09 YTD	FY 08 YTD
Sales	$104,233	$104,258
Net Income	4,815	3,942
EPS	$0.89	$0.71

For Brazilian tax purposes, the Company expects to deduct goodwill over a five year period commencing upon the merger of its holding company into the operating company in Brazil, which took place in November 2008.

5. – INTANGIBLES AND OTHER ASSETS, NET

Intangibles and other assets consist of:

	2009	2008

Trademarks and tradenames,
resulting from Qualytextil, S.A.
acquisition, per appraisal	$3,191,891	$	-----

Appraised value of customer
contracts acquired in Qualytextil, S.A.
acquisition, amortized over estimated
remaining life of 51 months from
January 31, 2009, net	352,178		-----

Bank fees net of amortization	83,550		16,223
Deferred taxes-non current	519,211		-----
Security deposits	231,318		101,367

Other	27,685		39,884
	$4,405,833		$157,474

Amortization expense for the next 5 years is as follows:
Bank fees: $55,700 for 2010 and $27,850 for 2011.
Customer contracts: $82,865 per year for 2010 through 2014, subject to exchange rate fluctuations.

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009, 2008 and 2007

6. -LONG-TERM DEBT

Revolving Credit Facility

In July 2005, as amended, the Company entered into a $30 million five year revolving credit facility with Wachovia Bank, N.A.  At January 31, 2009, the balance outstanding under this revolving credit facility amounted to $24.4 million.  The credit facility is collateralized by substantially all of the assets of the Company.  The credit facility contains financial covenants, including, but not limited to, fixed charge ratio, funded debt to EBIDTA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at January 31, 2009 and for the year then ended.

The maximum amounts borrowed under the credit facilities during the fiscal years ended January 31, 2009, 2008 and 2007 were $28,300,000, $9,900,000, and $10,000,000, respectively, and the weighted average interest rates during the periods were 3.06%, 5.51%, and 5.74%, respectively.

7. – STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

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

The Company has granted up to a maximum of 147,617 restricted stock awards as of January 31, 2009.  All of these restricted stock awards are non-vested at January 31, 2009 (104,772 shares at “baseline” and 62,917 shares at “minimum”) and have a weighted average grant date fair value of $12.94.  The Company recognizes expenses related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of January 31, 2009, unrecognized stock-based compensation expense related to restricted stock awards totaled $732,846 and $1,292,458 and $175,996 at the baseline, maximum and minimum performance levels, respectively.  The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years.  The board has estimated its current performance level to be at the minimum level and expenses have been recorded accordingly.  The performance based awards are not considered stock equivalents for EPS purposes.

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009, 2008 and 2007
7. (continued)

The Company recognized total stock-based compensation costs of $299,935, $233,261 and $147,601, of which $268,391, $223,261 and $122,013 results from the 2006 Equity Incentive Plan, and $31,544 , $0 and $25,588 results from the Directors Plan Directors Option Plan for the years ended January 31, 2009, 2008 and 2007, respectively. These amounts are reflected in selling, general and administrative expenses.  The total income tax benefit recognized for stock-based compensation arrangements was $107,977, $83,974 and $53,136 for the years ended January 31, 2009, 2008 and 2007, respectively.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the year ended January 31, 2009: expected volatility of 87%; risk-free interest rate of 3.6%; expected dividend yield of 0.0%; and expected life of six years. All stock-based option awards were fully vested at January 31, 2009, 2008 and 2007.  During fiscal 2009, 3,000 option shares were granted to three Directors (1,000 each) in June 2008.  No options were granted in fiscal 2008.

Additional information with respect to the Directors’ Plan for the fiscal year ended January 31, 2009 is summarized as follows:

	Directors’ Plan
	Number of shares	Weighted average exercise price	Weighted average remaining term (years)	Aggregate Intrinsic Value
Shares under option
Outstanding at beginning of year	17,567	$13.48	2.74
Granted during FY09	3,000	13.10		$8,618
Outstanding and exercisable at end of year	20,567	$13.42	2.27	$1,594

Weighted-average fair value per share of options granted during 2009		$13.10
Weighted-average fair value per share of options exercised during 2009		N/A

Reserved Shares:
Directors Plan	29,936

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009, 2008 and 2007

8. – INCOME TAXES

The provision for income taxes is based on the following pre-tax income:

	2009	2008	2007
Domestic	$2,826,365	$3,642,522	$5,132,063
Foreign	3,236,938	1,222,276	1,797,983
Total	$6,063,303	$4,864,798	$6,930,046

The provision for income taxes is summarized as follows:

	2009	2008	2007
Current
Federal	$1,063,383	$1,680,298	$1,669,922
State	154,558	174,369	180,999
Foreign	904,413	343,864	429,343
	2,122,354	2,198,531	2,280,264
Deferred	(608,519)	(624,595)	(454,417)
	$1,513,835	$1,573,936	$1,825,847

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

	2009	2008	2007
Statutory rate	34.0%	34.0%	34.0%
State income taxes, net of Federal tax benefit	1.7%	2.4%	1.7%
Permanent differences	-----	(.7)%	(.7)%
FIN48 adjustment	(3.4)%	-----	-----
Foreign tax rate differential	(6.2)%	(5.4)%	(7.6)%
Other	(1.1)%	2.0%	(1.0)%
Effective rate	25.0%	32.3%	26.4%

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009, 2008 and 2007
8. (continued)

The tax effects of temporary differences which give rise to deferred tax assets at January 31, 2009, 2008 and 2007 are summarized as follows:

	2009	2008	2007
Deferred tax assets
Inventories	$1,204,998	$1,120,426	$766,662
Accounts receivable	37,810	17,100	39,140
Accrued compensation and other	293,516	66,742	150,895
Depreciation	22,304	35,666	-----
Stock based compensation	262,502	130,000	-----
Losses in India prior to restructuring	757,102	599,779	398,667
Gross deferred tax assets	2,578,232	1,969,713	1,355,364
Deferred tax liabilities
Depreciation and other	-----	-----	27,227
Gross deferred tax liabilities	-----	-----	27,227
Net deferred tax asset	$2,578,232	$1,969,713	$1,328,137

In January 2006, the company repatriated through dividends to the parent, approximately $3.2 million of cumulative earnings from its Chinese subsidiaries, thereby incurring approximately $164,000 of additional US taxes.

Tax Audit/Adoption of FIN 48

 Effective February 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recorded the cumulative effect of applying FIN 48 as a $419,000 debit to the opening balance of accumulated deficit as of February 1, 2007, the date of adoption.

The following able summarized the activity related to our gross unrecognized tax benefits from February 1, 2007 to January 31, 2009 (in $000):

Balance as of February 1, 2007	$419
Increases related to prior year tax position – accrued interest	20
Accrued as of January 31, 2008	439
Less taxes refundable from1/04 per company position written off in FY08 as part of FIN48 adjustment	(162)
Balance as of January 31, 2008	277
Payments made to settle the liability	(70)
Reduction in tax expense in FY09 to reflect settlement with IRS	(207)
FIN48 liability at January 31, 2009	$0

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009, 2008 and 2007
8. (continued)

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company had approximately $90,000 of accrued interest as of July 31, 2008, prior to recording the effects of the settlement with the Internal Revenue Service (“IRS”).

The Company is subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions and a number of foreign jurisdictions.   The Company’s Federal Income Tax returns for the fiscal years ended January 31, 2003, 2004 and 2005 have been audited by the IRS.

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

Our two major foreign tax jurisdictions are China and Brazil. According to China tax regulatory framework, there is no statute of limitation on fraud or any criminal activities to deceive tax authorities. However, the general practice is going back five years, and general practice for records maintenance is fifteen years.  Our China subsidiaries were audited during the tax year 2007 for the tax years through 2006, 2005 and 2004, respectively. Those audits are associated with ordinary course of business. China tax authorities did not perform tax audits associated with ordinary course of business during tax year 2008.  China tax authority performed a fraud audit but the scope was limited to the fraud activities found in late tax year 2008.  This audit covered tax year from 2003 through 2008, please see Note 17 for further details. Qualytextil, S.A. has never been audited under Brazilian Federal tax authorities, but by law in Brazil they are allowed to audit the five most recent years. We do not anticipate significant tax liability upon any future tax audits in Brazil.

9. – BENEFIT PLANS

Defined Benefit Plan

On January 30, 2007, Lakeland purchased a Single Premium Group Annuity Contract from the John Hancock Life Insurance Company (“John Hancock”) to cover all participants in the Fireland Pension Fund in connection with Lakeland’s termination of the plan.  The cost of such annuity contract was approximately $1,421,000 for which John Hancock set up a Single Premium Non-participation Group Annuity plan to cover all participants in the plan.  The termination of the plan was approved by the Pension Benefit Guarantee Corporation. Such cost of $1,421,000 was funded by plan assets of approximately $1,303,000 and net cash contributed by Lakeland of approximately $118,000.  After the completion of this transaction, the company had a remaining accrued benefit cost liability of approximately $353,000, recognized as a pre-tax gain of approximately $353,000.  This transaction meets the definition of “settlement” pursuant to FAS 88.  The Fireland Pension Fund was a frozen defined benefit pension plan that covered former employees of an entity acquired in fiscal 1987.

Defined Contribution Plan

Pursuant to the terms of the Company’s 401(k) plan, substantially all U.S. employees over 21 years of age with a minimum period of service are eligible to participate.  The 401(k) plan is administered by the Company and provides for voluntary employee contributions ranging from 1% to 15% of the employee’s compensation. The Company made discretionary contributions of $238,207, $216,283, and $197,075 in the fiscal years ended January 31, 2009, 2008, and 2007, respectively.

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009, 2008 and 2007

10. – MAJOR SUPPLIER

The Company purchased approximately 46.4%, 62.0%, and 62.6% of its raw materials from one supplier under licensing agreements for the fiscal years ended January 31, 2009, 2008 and 2007, respectively.  The Company expects this relationship to continue for the foreseeable future. Required similar raw materials could be purchased from other sources; although, the Company’s competitive position in the marketplace could be affected.

11. – COMMITMENTS AND CONTINGENCIES

 Employment Contracts

The Company has employment contracts with seven principal officers and the Chairman of the Board of Directors, expiring through January 31, 2010.  Pursuant to such contracts, the Company is committed to aggregate annual base remuneration of $905,000 and $370,000 for the fiscal years ended January 31, 2009 and 2010.

Three of such contracts provide for bonuses based on reported EPS for the fiscal year 2009. The Company has accrued an aggregate of $77,000 for these bonuses.

The Company has employment contracts with the four principal sellers of Qualytextil, S.A. who have remained with Qualytextil, S.A. as managers. All four contracts expire December 31, 2011 and call for aggregate base compensation of approximately $R1.1 million.

Leases

On March 1, 1999, the Company entered into a one-year (renewable for four additional one- year terms) lease agreement with Harvey Pride, Jr., an officer of the Company, for a 2,400 sq. ft. customer service office for $18,000 annually located next to the existing Decatur, Alabama facility mentioned above.  This lease was renewed on April 1, 2009 through March 31, 2011 with a 5% yearly increase rental rate.

The Company believes that all rents paid to Harvey Pride, Jr. by the Company are comparable to what would be charged by an unrelated party, as three different rent fairness appraisals were performed in 1999, 2002 and 2004.  The total rent paid to Harvey Pride, Jr. by the Company for use of the customer service office for each of the years ended January 31, 2009, 2008 and 2007 amounted to $18,000.

In the fiscal year ended January 31, 2009, Qualytextil, S.A., in connection with the expansion needed to accommodate the importation and sales of Lakeland branded products in Brazil, has signed several leases for additional warehousing, corporate and sales space, in Salvador, Rio de Janiero and Sao Paulo, aggregating approximately 28,000 square feet at an aggregate annual rental of approximately $205,000, with expiration dates ranging from 3/2010 to 10/2013.

In July 2005 as part of the acquisition of Mifflin Valley Inc., (merged into Lakeland Industries, Inc. on September 1, 2006) the Company entered into a five year lease with Michael Gallen (an employee) to lease an 18,520 sq. ft. manufacturing facility in Shillington, PA for $55,560 annually or a per square foot rental of $3.00 with an annual increase of 3.5%.  This amount was obtained prior to the acquisition from an independent appraisal of the fair market rental value per square foot.  In addition the Company, commencing January 1, 2006, is renting 12,000 sq ft of warehouse space in a second location in Pennsylvania from this employee, on a month by month basis, for the monthly amount of $3,350 or $3.35 per square foot annually.  Mifflin Valley utilizes the services of Gallen Insurance (an affiliate of Michael & Donna Gallen) to provide certain insurance in Pennsylvania.  Such payments for insurance aggregated of approximately $40,000, $34,000 and $27,000 in fiscal 2009, 2008 and 2007, respectively.

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009, 2008 and 2007

11. (continued)

Total rental costs under all operating leases is summarized as follows:

	Gross rental	Rentals paid to related parties
Year ended January 31,
2009	$550,513	$117,855
2008	$566,845	$167,904
2007	$769,101	$226,560

 Minimum annual rental commitments for the remaining term of the Company’s non-cancelable operating leases relating to manufacturing facilities, office space and equipment rentals at January 31, 2009 including lease renewals subsequent to year-end are summarized as follows:

Year ending January 31,
2010	$691,561
2011	504,765
2012	318,603
2013	265,696
2014	101,339

Real Estate Purchases

Building purchase in India:

On November 22, 2006 the Company closed on its contract to buy the Industrial glove assets of RFB Latex, Ltd. of New Delhi, India. Included in this contract are 3 buildings of 58,945 square feet on three land plots which has an appraised value of $3.5 million.

Canadian building:

In June 2006, the Company entered into an agreement to construct a distribution facility in Brantford, Ontario at a fixed cost of approximately $2,400,000. In order to finance the acquisition, the Company has arranged a term loan in the amount of $2,000,000 (Canadian) bearing interest at the Business Development Bank of Canada’s floating base rate minus 1.25% (currently equal to 6.75%) and is repayable in 240 monthly principal installments of $8,350 (Canadian) plus interest. The Company has drawn down the full amount of this loan, and has included $33,899 (Canadian) as capitalized interest reflected in the asset cost. Such building was completed, and the Company took occupancy in December 2007. The term loan is collateralized by the land and buildings in Brantford, Ontario, as well as certain personal property of our Canadian subsidiaries. In addition, $700,000 (Canadian) of the term loan is guaranteed by the parent Company.

A five year commitment schedule for this is as follows:

Year ended January 31,	(Canadian)
2010	96,600
2011	96,600
2012	96,600
2013	96,600
2014	96,600

Litigation

The Company is involved in various litigation arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations, or cash flows.

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009, 2008 and 2007

11. (continued)

US Customs Audit

The Company has received notice in March 2009 that it has been selected for a NAFTA verification audit by US Customs in Brownsville.  Management believes this will not result in a significant liability to the Company.

Related Party-outside contractor

The Company leased its facility in Mexico from Louis Gomez Guzman (an employee in Mexico until December 2005), pursuant to a lease which expired July 31, 2007 at an annual rental of $121,224.  Mr. Guzman was acting as a contractor for our Mexican facility both before and following his employment with the Company.  His company, Intermack, enabled our Mexican facility to increase or decrease production as required without the Company needing to expand its facility.  During fiscal 2009, 2008 and 2007, Lakeland de Mexico paid Intermack $1,889,309, $518,968 and $721,748,  respectively, for services relating to contract production.

12. – RESTRUCTURING

The Company closed its Celaya, Mexico manufacturing facility and opened a new and larger facility in Jerez, Mexico. The change in facilities is primarily to reduce the unit cost of production. Jerez presents better labor, rental and transportation values than did our Celaya plant and the Company believes it has realized savings of approximately $500,000 annually. In December 2007, the production move was fully implemented. The new Jerez facility will also double our capacity in Mexico and will be used for specialty woven items that are not made in China due to high tariffs and/or quotas imposed by most customs departments in North and South America on such goods, but not dutiable if made in Mexico under the NAFTA and other Latin American Trade Treaties. The Company has recorded a $506,000 pretax expense in fiscal 2008, which is included in “cost of goods sold” primarily attributable to $275,000 in legally mandated severance costs to its Celaya employees, $134,000 in other termination costs and $97,000 in moving and start-up costs.

13. – DERIVATIVE INSTRUMENTS AND FOREIGN CURRENCY EXPOSURE

The Company has foreign currency exposure, principally through sales in Canada, Brazil and the UK and production in Mexico and China. Management has commenced a hedging program to partially offset this risk by purchasing forward contracts to sell the Canadian Dollar, Euro and Great Britain Pound.  Such contracts for the Euro and Pound are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. Management has decided not to hedge its long position in the Chinese Yuan or the Brazilian Real.

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

The Company had no derivative instruments outstanding at January 31, 2009 and one derivative instrument outstanding at January 31, 2008 which was treated as a cash flow hedge intended for forecasted purchases of merchandise by the Company’s Canadian subsidiary.   The change in the fair market value of the effective hedge portion of the foreign currency forward exchange contracts was an unrealized loss of $36,073, for the year ended January 31, 2008 and was recorded in other comprehensive loss. It will be released into operations over the remaining 9 months of the contract based on the timing of the sales of the underlying inventory.  The release to operations will be reflected in cost of products sold.

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009, 2008 and 2007
13. (continued)

During the year ended January 31, 2008 and 2009, the Company recorded a loss in cost of goods sold for the remaining portion of the foreign currency forward exchange contract that did not qualify for hedge accounting treatment.  The derivative instrument was in the form of a foreign currency “participating forward” exchange contract. The “participating forward” feature affords the Company full protection on the downside and the ability to retain 50% of any gains, in exchange for a premium at inception.  Such premium is built into the contract in the form of a different contract rate in the amount of $0.0160.

Interest Rate Risk Management

We are exposed to interest rate risk from debt. We have hedged against the risk of changes in the interest rate associated with our variable rate Revolving Credit (See Note 6) by entering into a variable-to-fixed interest rate swap agreement, designated as fair value hedges, with a total notional amount of $18 million as of January 31, 2009. We assume no hedge ineffectiveness as each interest rate swap meets the short-cut method requirements under SFAS 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt, both are reported in interest and other income and not net gain or loss is recognized in earnings.

The fair values of all derivatives recorded on the consolidated balance sheet are as follows:

	January 31, 2009	January 31, 2008
Unrealized Gains:
Foreign currency exchange contracts	-----	-----
Unrealized (Losses):
Foreign currency exchange contracts	-----	$77,000
Interest rate swaps	$(627,380)	-----

The Brazilian financial statements, when translated into USD pursuant to FAS 52, “Foreign Currency Translation” resulted in a Currency Translation Adjustment (CTA) of $(3,473,196), which is included in Other Comprehensive Loss on the Balance Sheet.

14. – MANUFACTURING SEGMENT DATA

The Company manages its operations by evaluating its geographic locations. The Company’s North American operations include its facilities in Decatur, Alabama (primarily disposables, chemical suit and glove production), Celaya, Mexico (primarily disposables, chemical suit and glove production) and St. Joseph, Missouri (primarily woven products).  The Company also maintains contract manufacturing facilities in China (primarily disposable and chemical suit production).  The Company’s China facilities, Jerez, Mexico and Salvador, Brazil facilities produce the majority of the Company’s products.  The accounting policies of these operating entities are the same as those described in Note 1.  The Company evaluates the performance of these entities based on operating profit, which is defined as income before income taxes and other income and expenses.  The Company has a small sales force in Canada and Europe who distribute products shipped from the United States and China, the table below represents information about reported manufacturing segments for the years noted therein:

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009, 2008 and 2007
14. (continued)

	2009	2008	2007
Net Sales:
North America and other foreign	$92,408,341	$97,922,742	$104,804,921
China	22,182,628	14,823,755	12,007,656
India	489,755	132,350	449,022
Brazil	8,383,726	-----	-----
Less inter-segment sales	(21,196,325)	(17,138,779)	(17,090,657)
Consolidated sales	$102,268,125	$95,740,068	$100,170,942
Operating Profit:
North America & other foreign	$2,890,601	$3,262,062	$5,879,388
China	3,071,886	2,082,988	1,858,226
India	(845,791)	(624,042)	(974, 678)
Brazil	1,469,542	-----	-----
Less intersegment profit	(313,928)	262,466	(41,031)
Consolidated operating profit	$6,272,310	$4,983,474	$6,721,905
Identifiable Assets:
North America and other foreign	$70,302,861	$76,306,269	$63,479,434
China	13,270,793	9,904,174	4,353,599
India	4,351,075	(1,587,590)	6,365,327
Brazil	13,689,989	-----	-----
Consolidated assets	$101,614,718	$84,622,853	$74,198,360
Depreciation:
North America and other foreign	$830,314	$665,182	$633,754
China	286,773	352,009	402,233
India	365,262	169,649	12,393
Brazil	134,612	-----	-----
Consolidated depreciation	$1,616,961	$1,186,840	$1,048,380

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009, 2008 and 2007

15.  – UNAUDITED QUARTERLY RESULTS of OPERATIONS (In thousands, except for per share amounts):

	1/31/09	10/31/08	7/31/08	4/30/08
Net Sales	$22,263	$25,160	$27,565	$27,280
Cost of Sales	16,304	17,989	19,404	20,202
Gross Profit	$5,959	$7,171	$8,161	$6,678
Net Income	$659	$1,373	$1,625	$893
Basic and Diluted income per common
Share:
Basic	$0.12	$0.25	$0.30	$0.16
Diluted	$0.12	$0.25	$0.30	$0.16

	1/31/08	10/31/07	7/31/07	4/30/07
Net Sales	$24,959	$23,453	$21,732	$25,596
Cost of Sales	18,789	17,749	16,538	20,307
Gross Profit	$6,170	$5,704	$5,194	$5,289
Net Income	$998	$930	$767	$596
Basic and Diluted income per common
Share:
Basic	$0.18	$0.17	$0.14	$0.11
Diluted	$0.18	$0.17	$0.14	$0.11

16.  – ADOPTION OF SAB NO. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. The Company adopted SAB 108 at the end of fiscal 2007. In accordance with SAB 108, the Company has adjusted beginning retained earnings for fiscal 2008 in the accompanying consolidated financial statements for the items described under “Elimination of Intercompany Profit in Inventory” below. The Company considers these adjustments to be immaterial to prior periods.

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
January 31, 2009, 2008 and 2007

16. (continued)

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

The Company does not believe that the net effect of this adjustment was material, either quantitatively or qualitatively, in any of the years covered by the review. In reaching that determination, the following quantitative measures were considered:

(in thousands)			Net Adjustment, After
	Net Decrease to	Net Income	Tax as a % of Net
Fiscal Year	Net Income	As Reported	Income As Reported
2007	154	5,104	3.02
2006	20	6,329	0.32%
2005	88	5,016	1.75%
Total	$262	16,449	1.59%

Impact of Adjustments - The impact of each of the items noted above, net of tax, on fiscal 2008 beginning balances are presented below:

(in thousands)	Total
Inventory	$ $(262)
Retained Earnings	$(262)
Total	$—

17.  – FRAUD INVOLVING CHINA PLANT MANAGER

In October 2008, a senior manager in charge of one of the Company’s plants in China was terminated. He has been charged by Chinese authorities with selling non-woven fabric waste from garment production over the last eight years and personally keeping the proceeds. Such proceeds amount to approximately RMB4,000,000  (approximately USD $580,000) which the company has recovered. Such proceeds allegedly originated periodically over the last eight years and were not significant in any one year. The company has completed negotiations with Chinese government agencies regarding income tax, fine and interest at $81,000 and $169,000, respectively.  The company is still negotiating with customs authorities, and have reserved $163,000 as custom duties and fines. A net pretax total of $247,000 is reported as other income and $81,000 is reported as income tax expense in association with this matter.

Further, the Company had been searching for an additional building to expand its China operations. In May 2008, this senior manager steered the Company into purchasing a building only 5 miles from our existing plants in AnQui City. The Company agreed to purchase this building for RMB4.2 million (approximately $614,000). This senior manager was an undisclosed owner of this building. Further, a forged land lease was also issued. The Company has unwound this transaction and has received the return in full of the RMB4 million it paid in Q3 for this building. The Company also negotiated a four year lease for this property which will be reflected as prepaid rent for the RMB1.5 million spent by the Company for improvements.

Index

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009, 2008 and 2007

18.  – OTHER INCOME

In 2003 and 2004, one of the Company’s China subsidiaries reserved RMB1,399,000 ($204,000) out of which RMB901,000 was reserved for workers social benefits and RMB498,000 was reserved for potential liabilities resulted in cash returned by a previous employee who was terminated in 2004. Upon inquiries with the local government agencies, we concluded that we are no longer liable for these items. As a result, we reported the equivalent of RMB1,399,000 ($204,000) as other income for the year ended January 31, 2009.

Index

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at Beginning of period	Charge to costs and expenses	Charged to other accounts	Additions / Deductions	Balance at end of period
Year ended January 31, 2009 Allowance for doubtful accounts (a)	$45,000			$59,500	$104,500
Allowance for slow moving inventory	$607,000			$50,000	$657,000
Year ended January 31, 2008 Allowance for doubtful accounts (a)	$103,000			$(58,000)	$45,000
Allowance for slow moving inventory	$306,000			$301,000	$607,000
Year ended January 31, 2007 Allowance for doubtful accounts (a)	$323,000			$(220,000)	$103,000
Allowance for slow moving inventory	$365,000			$(59,000)	$306,000

(a) Deducted from accounts receivable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of the our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2009. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2009 for the reasons discussed below, to ensure them that information relating to the Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our Chief Executive Officer and Chief Financial Officer have concluded that we have a material weakness over our China operations and financial reporting as of January 31, 2009.

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

Index

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of January 31, 2009. Our Chief Executive Officer and Chief Financial Officer have concluded that we have a material weakness over our inventory relating to sales of raw material waste in China at January 31, 2009.

In response to the fraud in China (as fully explained in Note 17), and the material weakness identified at October 31, 2008, we have initiated a China Internal Control Committee. Such Committee reviews, examines and evaluates China operating activities, and plans, designs and implements internal control procedures and policies. The Committee reports to the Chief Financial Officer. In particular, the Committee focuses on: strengthening controls over waste/scrap sales, upgrading local accounting manager authority and responsibility, and creating new banking and inventory controls.

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

Changes in Internal Control Over Financial Reporting – Except as described above, there have been no changes in our internal control over financial reporting since January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management is in the process of reviewing, evaluating and upgrading the systems of internal control existing at our new subsidiary in Brazil, Qualytextil, S.A.

Index

Lakeland Industries, Inc.’s management, with the participation of Lakeland Industries, Inc.’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the fourth quarter of fiscal 2009.  Based on that evaluation, management concluded that other than the China Internal Control Committee discussed above, there have not been changes in Lakeland Industries, Inc.’s internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting.

Holtz Rubenstein Reminick LLP, the Company's independent registered public accounting firm has issued a report on management’s assessment of the Company’s internal control over financial reporting. That report dated April 14, 2009 is included herein.

Changes in Internal Control over Financial Reporting

Other than the China Internal Control Committee discussed above, there have been no other changes in Lakeland Industries, Inc.’s internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

Index

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list of the names and ages of all of our directors and executive officers, indicating all positions and offices they hold with us as of April 10, 2009. Our directors hold office for a three-year term and until their successors have been elected and qualified. Our executive officers hold offices for one year or until their successors are elected by our board of directors.

Name	Age	Position
Raymond J. Smith	70	Chairman of the Board of Directors
Christopher J. Ryan	57	Chief Executive Officer, President, Secretary, General Counsel and Director
Gary Pokrassa	61	Chief Financial Officer
Gregory D. Willis	52	Executive Vice President
Harvey Pride, Jr.	62	Senior Vice President - Manufacturing
Paul C. Smith	42	Vice President
Gregory Pontes	48	Vice President - Manufacturing
Phillip Willingham	51	Vice President - MIS
John J. Collins	66	Director
Eric O. Hallman	65	Director
John Kreft	58	Director
Stephen M. Bachelder	58	Director

Raymond J. Smith, one of our co-founders of Lakeland, has been Chairman of our Board of Directors since our incorporation in 1982 and was President from 1982 to November 30, 2003.  Prior to starting Lakeland, Mr. Smith was first the National Sales Manager then the President of Abandaco, Inc. from 1966 to 1982, and a Sales Executive at International Paper from 1961 to 1966. Mr. Smith received his B.A. from Georgetown University in 1960. Mr. Smith as served as a director since 1982 and his term as a director will expire at our annual meeting of stockholder in 2010.

Christopher J. Ryan has served as our Chief Executive Officer and President of Lakeland since February 1, 2004, Secretary since April 1991, General Counsel since February 2000 and a director since May 1986.  Mr. Ryan was our Executive Vice President - Finance from May 1986 until becoming our President on February 1, 2004 and his term as director will expire at our annual meeting of stockholders in 2008. Mr. Ryan also worked as a Corporate Finance Partner at Furman Selz Mager Dietz & Birney, Senior Vice President-Corporate Finance at Laidlaw Adams & Peck, Inc., Managing-Corporate Finance Director of Brean Murray Foster Securities, Inc and Senior Vice President-Corporate Finance of Rodman & Renshaw, respectively between 1983-1991. Mr. Ryan served as a Director of Lessing, Inc. from 1995-2008, a privately held restaurant chain based in New York. Mr. Ryan received his BA from Stanford University, his MBA from Columbia Business School and his J.D from Vanderbilt Law School. Mr. Ryan is a member of the National Association of Corporate Directors (NACD)

Gary Pokrassa is a CPA with 38 years experience in both public and private accounting. Mr. Pokrassa was the CFO for Gristedes Foods, Inc. (AMEX-GRI) from 2000-2003 and Syndata Technologies from 1997-2000. Mr. Pokrassa received a BS in Accounting from New York University and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

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

Phillip L. Willingham has served as Vice President of MIS since January of 2009.  He served as our IT Manager from 2000-2008.  Prior to joining Lakeland, Mr. Willingham worked at the Chrysler Corporation as a Systems Analyst from 1986-2000.

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

A. John Kreft has been President of Kreft Interests, a Houston based private investment firm, since 2001. Between 1998 and 2001, he was CEO of Baker Kreft Securities, LLC, a NASD broker-dealer. From 1996 to 1998, he was a co-founder and manager of TriCap Partners, a Houston based venture capital firm. From 1994 to 1996 he was employed as a director at Alex Brown and Sons. He also held senior positions at CS First Boston including employment as a managing director from 1989 to 1994.  Mr. Kreft has served as a director since November 17, 2004 and his term as a director will expire at our annual meeting of Stockholders June 2011. Mr. Kreft received his MBA from the Wharton School of Business in 1975. Mr. Kreft is a member of the National Association of Corporate Directors (NACD).

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

Committees of the Board
Our board of directors has a designated Audit Committee that reviews the scope and results of the audit and other services performed by our independent accountants. The Audit Committee is comprised solely of independent directors and consists of Messrs. Kreft, Bachelder, Hallman and Collins, chaired by Mr. Kreft. The board of directors has also designated a Compensation Committee that establishes objectives for our senior executive officers, sets the compensation of directors, executive officers and our other employees and is charged with the administration of our employee benefit plans. The Compensation Committee is comprised solely of independent directors and consists of Messrs. Kreft, Bachelder, Collins and Hallman. There is also a Nominating Committee comprised of the independent directors, chaired by Mr. Bachelder.

Compensation of Directors
Each non-employee director receives a fee of $6,250 (committee chairman receive an additional $500) per quarter plus per-meeting fees of $1500 for in-person attendance or $500 for telephone attendance. Non-employee directors are reimbursed for their reasonable expenses incurred in connection with attendance at or participation in such meetings. In addition, under our 1995 Director Plan, each non-employee director who becomes a director is granted an option to purchase 5,000 shares of our common stock. Messrs. Hallman and Collins were each granted an option to purchase 5,000 shares of our common stock in 1988 under our previous 1986 Plan at the time of their respective appointments or reelections to the board of directors. Such grants and the terms thereof were renewed on April 18, 1997, May 5, 1996 and

Index

May 5, 1996, respectively, in accordance with stockholder approval of the 1995 Director Plan at our 1995 annual meeting of stockholders. Messrs. Kreft and Bachelder each received an option to purchase 5,000 shares of our Common Stock upon appointment to our Board of Directors in November 2004.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Leases
On March 1, 1999, we entered into a one year (renewable for four additional one year terms) lease agreement with Harvey Pride, Jr., our Vice President – Manufacturing, for a 2,400 sq. ft. customer service office located next to our existing Decatur, Alabama facility. We paid an annual rent of $18,000 for this facility under the lease agreement in fiscal 2004 through 2008. This lease was renewed on April 1, 2008 at the same rental rate of $18,000 for FY09 with 5% increments for FY10 and FY11.

In July 2005 as part of the acquisition of Mifflin Valley Inc., (merged into Lakeland Industries, Inc. on September 1, 2006) the Company entered into a five year lease with Michael Gallen (an employee) to lease an 18,520 sq. ft. manufacturing facility in Shillington, PA for $55,560 annually or a per square foot rental of $3.00 with an annual increase of 3.5%.  This amount was obtained prior to the acquisition from an independent appraisal of the fair market rental value per square foot.  In addition the Company, commencing January 1, 2006 is renting 12,000 sq ft of warehouse space in a second location is Pennsylvania from this employee, on a month by month basis, for the monthly amount of $3,350 or $3.35 per square foot annually.  Mifflin Valley utilizes the services of Gallen Insurance (an affiliate of Michael & Donna Gallen) to provide certain insurance in Pennsylvania.  Such payments for insurance aggregated of approximately $40,000, $34,000 and $27,000 in fiscal 2009, 2008 and 2007, respectively.

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

  3.   Exhibits:

Exhibit	Description
3.1	Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended, (Incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 8-K dated April 15, 2008)

3.2	Bylaws of Lakeland Industries Inc., as amended (Incorporated by reference to Exhibit 3.2 of Lakeland Industries, Inc.’s Form 8-K dated April 15, 2008)

10.1
Amendment dated February 1, 2007 to the original lease Agreement, dated August 1, 2001, between Southwest Parkway, Inc., as lessor, and Lakeland Industries, Inc., as lessee  (Incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 10-K for fiscal year ended January 31, 2008 filed April 14, 2008)

10.2	Lakeland Industries, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10(n) of Lakeland’s Registration Statement on Form S-18 (File No. 33-7512 NY))

10.3
Employment Agreement, dated April 16, 2007, between Lakeland Industries, Inc. and Raymond J. Smith (Incorporated by reference to Exhibit 10-4 of Lakeland Industries, Inc.’s Quarterly Report on Form 10-Q filed June 7, 2007)

10.4	Employment Agreement, dated April 11, 2008, agreement between Lakeland Industries, Inc. and Harvey Pride, Jr. (filed herein)

10.5	Employment Agreement, dated April 13, 2008, between Lakeland Industries, Inc. and Christopher J. Ryan. (filed herein)

10.6
Lease Agreement dated April 1, 2008 amendment to the original lease Agreement, dated March 1, 2004, between Harvey Pride, Jr., as lessor, and Lakeland Industries, Inc., as lessee for the property at 201 Pride Lane, Decatur, Al. (filed herein)

10.7	Modification to the Term Loan and Security Agreement, dated July 7, 2005, between Lakeland Industries, Inc. and Wachovia Bank, N.A. (filed herein)

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

10.15	Lease Agreement, dated November 10, 2008, between Mifflin Management, as Landlord, and Lakeland Industries, Inc., as Tenant, for the property at 312 Hendel Street, Shillington, PA (filed herein)

10.16	Employment Agreement, dated December 1, 2008, between Lakeland Industries, Inc. and Phillip Willingham (filed herein)

14.1	Amendment dated February 13, 2009 to the Lakeland Industries, Inc. Code of Ethics (filed herein)

21.1
Subsidiaries of Lakeland Industries, Inc. (wholly-owned):
Lakeland Protective Wear, Inc.
Lakeland Protective Real Estate
Industrias Lakeland S.A. de C.V.
Laidlaw, Adams & Peck, Inc. and Subsidiary (Meiyang Protective Products Co., Ltd.)
Weifang Lakeland Safety Products Co., Ltd.
Qing Dao Lakeland Protective Products Co., Ltd.
Lakeland Industries Europe Ltd.
Lakeland Glove and Safety Apparel Private Ltd.
Lakeland India Private Ltd.
Lakeland Industries, Inc. Agencia en Chile
Lakeland Japan, Inc.
Qualytextil, S.A.

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

32.2	Certification of Gary Pokrassa, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8 - K.

The documents which we incorporate by reference consist of the documents listed below that we have previously filed with the SEC:

Index

a.	On April 14, 200 the Company filed a Form 8-K regarding the Company's FY 2008 financial results for the reporting period ended January 31, 2008.
b.	On April 15, 2008 the Company filed a Form 8-K regarding the Company’s Restated Certificate of Incorporation and Amended and Restated Bylaws.
c.	On April 16, 2008 the Company filed a Form 8-K regarding the issue of a press release calling on Seymour Holtzman to withdraw his notice of nomination.
d.
On April 22, 2008 the Company filed a Form 8-K regarding the issue of a press release confirming receipt of notice from Seymour Holtzman withdrawing his notice of intent to nominate two individuals for election at the 2008 annual meeting.

e.	On May 6, 2008 the Company filed a Form 8-K regarding the final closing date for the acquisition of Qualytextil, S.A.
f.
On May 15, 2008 the Company filed a Form 8-K regarding the Stock Purchase Agreement, Employment Agreements, the Completion of Acquisition with Qualytextil, S.A. and the Amendment to Revolving Line of Credit.

g.
On May 16, 2008 the Company filed a Form 8-K regarding the issue of a press release announcing it intends to seek stockholder approval for the repeal of the supermajority voting requirements applicable to certain business combinations that are currently contained in its Restated Certificate of Incorporation.

h.	On June 9, 2008 the Company filed a Form 8-K regarding the issue of a press release announcing the Company’s Q1 FY09 financial results for the reporting period ended April 30, 2008.
i.
On June 20, 2009, the Company filed a Form 8-K regarding the employment agreement, dated April 13, 2008, between Lakeland Industries, Inc. and Christopher J. Ryan, the approval and adoption of the Amended and Restated Bylaws of the Company by the Board of Directors, and the Amendments to Lakeland’s Restated Certificate of Incorporation.

j.
On July 25, 2008, the Company filed a Form 8-K/A amending the May 15, 2008 Form 8-K regarding the completion of the Qualytextil acquisition in order to include audited historical financial statements of Qualytextil and pro forma financial information that was not included in the initial Form 8-K.

k.	On August 1, 2008, the Company filed a Form 8-K regarding the settlement with the Internal Revenue Service.
l.
On August 7, 2008, the Company filed a Form 8-K/A amending the June 20, 2008 Form 8-K solely to correct a number of typographical errors contained in the discussion of the advance notice provision of the Company’s Amended and Restated Bylaws.

m.	On September 9, 2008, the Company filed a Form 8-K regarding the issue of a press release announcing the Company’s Q2 FY09 financial results for the reporting period ended July 31, 2008.
n.	On September 23, 2008, the Company filed a Form 8-K announcing it has entered into an interest rate swap agreement with Wachovia Bank, NA.
o.	On December 10, 2008, the Company filed a Form 8-K regarding the issue of a press release announcing the Company’s Q3 FY09 financial results for the reporting period ended October 31, 2008.
p.	On December 12, 2008, the Company filed a Form 8-K announcing the resignation of Michael Cirenza from its Board of Directors.
q.	On March 4, 2009, the company filed a Form 8-K announcing it will make a presentation at an investor conference in Las Vegas, Nevada sponsored by EdgeWater Research Partners.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 15, 2009
LAKELAND INDUSTRIES, INC.

By:	/ s / Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer
and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Raymond J. Smith	Chairman of the Board	April 15, 2009
Raymond J. Smith

/s/ Christopher J. Ryan	Chief Executive Officer, President,	April 15, 2009
Christopher J. Ryan	General Counsel, Secretary and Director

/s/ Gary Pokrassa	Chief Financial Officer	April 15, 2009
Gary Pokrassa

/s/ Eric O. Hallman	Director	April 15, 2009
Eric O. Hallman

/s/ John J. Collins, Jr.	Director	April 15, 2009
John J. Collins, Jr.

/s/ John Kreft	Director	April 15, 2009
John Kreft

/s/ Stephen M. Bachelder	Director	April 15, 2009
Stephen M. Bachelder