Form 10-Q
period 2009-04-30
LAKELAND INDUSTRIES INC
filed 2009-06-09
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
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
Yes ☐    No ☒
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
Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
Yes ☐   No ☒
As of July 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $54,940,120 based on the closing price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 5, 2009
Common Stock, $0.01 par value per share	5,397,966

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	April 30, 2009	January 31, 2009
	(Unaudited)
Current assets:
Cash	$3,939,812	$2,755,441
Accounts receivable, net of allowance for doubtful accounts of $38,900	15,089,322	13,353,430
at April 30, 2009 and $104,500 at January 31, 2009
Inventories, net of reserves of $783,000 at April 30, 2009 and $657,000	52,238,592	57,074,028
at January 31, 2009
Deferred income taxes	2,228,232	2,578,232
Prepaid income tax	517,852	531,467
Other current assets	1,861,018	2,070,825
Total current assets	75,874,828	78,363,423
Property and equipment, net of accumulated depreciation of	13,888,229	13,736,326
$9,391,600 at April 30, 2009 and $8,975,900 at January 31, 2009
Intangibles and other assets, net	4,487,711	4,405,833
Goodwill	5,109,136	5,109,136
	$99,359,904	$101,614,718
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,053,376	$3,853,890
Other accrued expenses	62,996	434,809
Loans payable	575,177	-----
Current maturity of long-term debt	94,000	94,000
Accrued expenses and other current liabilities	2,836,224	3,069,409
Total current liabilities	8,621,773	7,452,108
Canadian warehouse loan payable (net of current maturity of $94,000)	1,389,449	1,368,406
Borrowings under revolving credit facility	20,490,466	24,408,466
Other liabilities	79,333	74,611
	30,581,021	33,303,591
COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
Preferred stock, $.01 par; authorized 1,500,000 shares
(none issued)
Common stock $.01 par; authorized 10,000,000 shares;
issued and outstanding 5,523,288 shares at April 30, 2009 and at
January 31, 2009, respectively	55,233	55,233
Less treasury stock, at cost, 125,322 shares at April 30, 2009 and 107,317 shares at January 31, 2009	(1,353,247)	(1,255,459)
Additional paid-in capital	49,615,061	49,511,896
Other comprehensive (loss)	(3,826,741)	(4,191,801)
Retained earnings	24,288,577	24,191,258
Stockholders' equity	68,778,883	68,311,127
	$99,359,904	$101,614,718

The accompanying notes are an integral part of these financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED
	April 30,
	2009	2008
Net sales	$23,975,894	$27,280,157
Cost of goods sold	17,965,456	20,601,559
Gross profit	6,010,438	6,678,598
Operating expenses	5,331,933	5,230,484
Operating profit	678,505	1,448,114
Interest and other income, net	40,116	30,074
Interest expense	(193,480)	(99,520)
Income before income taxes	525,141	1,378,668
Provision for income taxes	427,822	485,529
Net income	$97,319	$893,139
Net income per common share:
Basic	$0.02	$0.16
Diluted	$0.02	$0.16
Weighted average common shares outstanding:
Basic	5,406,291	5,487,260
Diluted	5,468,616	5,520,868

The accompanying notes are an integral part of these financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
Three months ended April 30, 2009
	Common Stock		Additional Paid-in	Treasury Stock		Retained	Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(loss)	Total
Balance February 1, 2009	5,523,288	$55,233	$49,511,896	(107,317)	$(1,255,459)	$24,191,258	$(4,191,801)	$68,311,127
Net Income	-----	-----	-----	-----	-----	97,319	-----	97,319
Stock Repurchase Program	-----	-----	-----	(18,005)	$(97,788)	-----	-----	(97,788)
Other Comprehensive Income	-----	-----	-----	-----	-----	-----	365,060	365,060
Stock Based Compensation:
Restricted Stock	-----	-----	76,183	-----	-----	-----	-----	76,183
Director options granted at fair market value	-----	-----	26,982	-----	-----	-----	-----	26,982

Balance April 30, 2009	5,523,288	$55,233	$49,615,061	(125,322)	$(1,353,247)	$24,288,577	$(3,826,741)	$68,778,883

The accompanying notes are an integral part of these financial statements.

LAKELAND INDUSTRIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	April 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$97,319	$893,139
Adjustments to reconcile net income to net cash provided
by operating activities:
Stock based compensation	80,680	62,041
Allowance for doubtful accounts	(65,600)	(10,000)
Reserve for inventory obsolescence	126,215	(52,200)
Depreciation and amortization	405,408	383,826
Deferred income tax	350,000	-----
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,670,292)	(2,436,763)
Decrease in inventories	4,709,221	7,510,545
Decrease (Increase) in other assets	164,029	(486,320)
Increase in accounts payable, accrued expenses and other liabilities	959,547	582,906
Net cash provided by operating activities	5,156,527	6,447,174

Cash Flows from Investing Activities:

Purchases of property and equipment	(557,311)	(313,544)

Net cash used in investing activities	(557,311)	(313,544)

Cash Flows from Financing Activities:
Purchases of stock under stock repurchase program	(97,788)	(1,083,963)
Payments under loan agreements	(3,317,057)	(5,476,206)
Net cash used in by financing activities	(3,414,845)	(6,560,169)

Net increase (decrease) in cash	1,184,371	(426,539)
Cash and cash equivalents at beginning of period	2,755,441	3,427,672
Cash and cash equivalents at end of period	$3,939,812	$3,001,133

The accompanying notes are an integral part of these financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Business

Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in  April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the  industrial protective clothing and homeland security markets. The principal market for our products is  the United States. No customer accounted for more than 10% of net sales during the three month  periods ended April 30, 2009 and 2008, respectively.

2.     Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2009.

The results of operations for the three-month period ended April 30, 2009 is not necessarily indicative of the results to be expected for the full year.

3.     Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the  Company and its wholly-owned subsidiaries.  All significant inter-company accounts and transactions  have been eliminated.

4.     Inventories:

Inventories consist of the following:

	April 30,	January 31,
	2009	2009
Raw materials	$24,877,933	$26,343,875
Work-in-process	2,115,528	2,444,160
Finished Goods	25,245,131	28,285,993
	$52,238,592	$57,074,028

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

The following table sets forth the computation of basic and diluted earnings per share at April 30, 2009 and 2008.

	Three Months Ended
	April 30,
	2009	2008
Numerator
Net Income	$97,319	$893,139
Denominator
Denominator for basic earnings per share	5,406,291	5,487,260
(Weighted-average shares which reflect 116,997 and 36,028 weighted average common shares in the treasury as a result of the stock repurchase program for 2009 and 2008, respectively)
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	62,325	33,608
Denominator for diluted earnings per share	5,468,616	5,520,868
(adjusted weighted average shares)
Basic earnings per share	$0.02	$0.16
Diluted earnings per share	$0.02	$0.16

6.     Revolving Credit Facility

At April 30, 2009, the balance outstanding under our five year revolving credit facility amounted to $20.5 million. In May 2008 the facility was increased from $25 million to $30 million. The credit facility is collateralized by substantially all of the assets of the Company. The credit facility contains financial covenants, including, but not limited to, fixed charge ratio, funded debt to EBIDTA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at April 30, 2009 and for the period then ended. The weighted average interest rate for the three month period ended April 30, 2009 was 3.04%.

7.     Major Supplier

We purchased 13% of our raw materials from one supplier during the three-month period ended April 30, 2009. We normally purchase approximately 75% of our raw material from this suppler. We carried higher inventory levels throughout FY09 and limited our material purchases in Q1 of FY10. We expect this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; however, our competitive position in the marketplace could be adversely affected.

8.     Employee Stock Compensation

The Company’s Director’s Plan permits the grant of share options and shares to its Directors for up to  60,000 shares of common stock as stock compensation.  All stock options under this Plan are granted  at the fair market value of the common stock at the grant date.  This date is fixed only once a year upon  a Board Member’s re-election to the Board at the Annual Shareholders’ meeting which is the third  Wednesday in June pursuant to the Director’s Plan and our Company By-Laws.  Directors’ stock  options vest ratably over a six-month period and generally expire 6 years from the grant date.

The following table represents our stock options granted, exercised, and forfeited during the first quarter of fiscal 2010.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2009	20,567	$13.42	2.27 years	$8,618
Outstanding at April 30, 2009	25,567	$12.01	2.79 years	$7,772
Exercisable at April 30, 2009	20,567	$13.42	2.02 years	$1,072

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

The Company has granted up to a maximum of 164,928 restricted stock awards as of April 30, 2009. All of these restricted stock awards are non-vested at April 30, 2009 (122,083 shares at “baseline” and 80,228 shares at “minimum”) and have a weighted average grant date fair value of $12.06 at maximum. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of April 30, 2009, unrecognized stock-based compensation expense related to restricted stock awards totaled $1,294,957, before income taxes, based on the maximum performance award level.  Such unrecognized stock-based compensation expense related to restricted stock awards totaled $735,344 and $128,439 at the baseline and minimum performance levels, respectively. The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years.  The board has estimated its current performance level to be at the minimum level and expenses have been recorded accordingly.  The performance based awards are not considered stock equivalents for EPS purposes.

Stock-Based Compensation

The Company recognized total stock-based compensation costs of $80,680 and $62,041 for the three months ended April 30, 2009 and 2008, respectively, of which $76,183 and $62,041 results from the 2006 Equity Incentive Plan for the three months ended April 30, 2009 and 2008, respectively, and $4,497 and $0, respectively, from the Director Option Plan.  These amounts are reflected in selling, general and administrative expenses.  The total income tax benefit recognized for stock-based compensation arrangements was $29,045 and $22,335 for the three months ended April 30, 2009 and 2008, respectively.

9.	Manufacturing Segment Data

Domestic and international sales are as follows in millions of dollars:

	Three Months Ended
	April 30,
	2009		2008
Domestic	$17.2	71.8%	$23.2	84.9%
International	6.8	28.2%	4.1	15.1%
Total	$24.0	100%	$27.3	100%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Decatur, Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products), Celaya, Mexico (primarily disposable, glove and chemical suit production) St. Joseph, Missouri and Shillington, Pennsylvania (primarily woven products production). We also maintain three manufacturing facilities in China (primarily disposable and chemical suit production) and a glove manufacturing facility in New Delhi, India. Our China facilities and our Decatur, Alabama facility produce the majority of the Company’s products. The accounting policies of these operating entities are the same as those described in Note 1 to our  Annual Report on Form 10-K for the year ended January 31, 2009. We evaluate the performance of these entities based on operating profit which is defined as income before income taxes, interest expense and other income and expenses. We have  sales forces in Canada, Europe, Chile and China which sell and distribute products shipped from the United States, Mexico or China.  The table below represents information about reported manufacturing segments for the three-month periods noted therein:

	Three Months Ended April 30, (in millions of dollars)
	2009	2008
Net Sales:
North America and other foreign	$20.6	$27.2
Brazil	2.6	-----
China	4.6	5.4
India	0.2	0.1
Less inter-segment sales	(4.0)	(5.4)
Consolidated sales	$24.0	$27.3
Operating Profit:
North America and other foreign	$0.2	$1.0
Brazil	0.1	-----
China	0.8	0.8
India	(0.4)	(0.2)
Less inter-segment profit	-----	(0.2)
Consolidated profit	$0.7	$1.4
Identifiable Assets (at Balance Sheet date):
North America and other foreign	$69.7	$63.8
Brazil	$15.0	-----
China	14.1	11.4
India	0.6	4.4
Consolidated assets	$99.4	$79.6
Depreciation and Amortization Expense:
North America and other foreign	$0.2	$0.2
Brazil	0.05	-----
China	0.1	0.1
India	0.05	0.1
Consolidated depreciation expense	$0.4	$0.4

10.	Tax Audit / Adoption of FIN 48 / Change in Accounting Estimate

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

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company had $0 of accrued interest as of April 30, 2009.

The Company is subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions and a number of foreign jurisdictions.   The Company’s federal income tax returns for the fiscal year ended January 31, 2007 have been audited by the Internal Revenue Service. Such audit is complete with a “No Change Letter” received by the Company.

Our two major foreign tax jurisdictions are China and Brazil. According to China tax regulatory framework, there is no statute of limitation on fraud or any criminal activities to deceive tax authorities. However, the general practice is going back five years, and general practice for records maintenance is fifteen years.  Our China subsidiaries were audited during the tax year 2007 for the tax years through 2006, 2005 and 2004, respectively. Those audits are associated with ordinary course of business. China tax authorities did not perform tax audits associated with ordinary course of business during tax year 2008.  China tax authority performed a fraud audit but the scope was limited to the fraud activities found in late tax year 2008.  This audit covered tax years from 2003 through 2008, please see Note 17 of our Annual Report on Form 10-K for further details. Qualytextil, S.A. has never been audited under Brazilian Federal tax authorities, but by law in Brazil they are allowed to audit the five most recent years. We do not anticipate significant tax liability upon any future tax audits in Brazil.

Effective with the three months ended April 30, 2009, management changed its estimates for the deferred tax asset to be realized upon the final restructuring of its Indian operations. Accordingly, management has recorded an allowance of $350,000 against the ultimate realization of the $750,000 included in Deferred Income Taxes on the accompanying balance sheet.

11.	Related Party Transactions

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

In July 2005 as part of the acquisition of Mifflin Valley Inc., (merged into Lakeland Industries, Inc. on September 1, 2006) the Company entered into a five year lease with Michael Gallen (an employee) to lease an 18,520 sq. ft. manufacturing facility in Shillington, PA for $55,560 annually or a per square foot rental of $3.00 with an annual increase of 3.5%.  This amount was obtained prior to the acquisition from an independent appraisal of the fair market rental value per square foot.  In addition the Company, commencing January 1, 2006 is renting 12,000 sq ft of warehouse space in a second location is Pennsylvania from this employee, on a month by month basis, for the monthly amount of $3,350 or $3.35 per square foot annually.  Mifflin Valley utilizes the services of Gallen Insurance (an affiliate of Michael & Donna Gallen) to provide certain insurance in Pennsylvania.  Such payments for insurance aggregated approximately $40,000, $34,000 and $27,000 in fiscal 2009, 2008 and 2007, respectively.

12.	Derivative Instruments and Foreign Currency Exposure

The Company has foreign currency exposure, principally through its investment in Brazil, sales in Canada and the UK and production in Mexico and China.  Management has commenced a hedging program to offset this risk by purchasing forward contracts to sell the Canadian Dollar, Chilean Peso, Euro and Great Britain Pound.  Such contracts for the Chilean Peso, Euro and Pound are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the company.  Management has decided not to hedge its long position in the Chinese Yuan or the Brazilian Real.

Effective January 1, 2009, the Company adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company accounts for its foreign exchange derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 161.  This standard requires recognition of all derivatives as either assets or liabilities at fair value and may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments. The Company had no derivative instruments outstanding at April 30, 2009 for foreign exchange.

Interest Rate Risk Management

We are exposed to interest rate risk from debt. We have hedged against the risk of changes in the interest rate associated with our variable rate Revolving Credit by entering into a variable-to-fixed interest rate swap agreement, designated as fair value hedge, with a total notional amount of $18 million as of April 30, 2009. We assume no hedge ineffectiveness as each interest rate swap meets the short-cut method requirements under SFAS 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt, both are reported in interest and other income and no net gain or loss is recognized in earnings.

The fair value of the interest rate swap in a net liability position is included in Other Liabilities on the balance sheet.

The fair values of all derivatives recorded on the consolidated balance sheet are as follows:

	April 30, 2009	January 31, 2009
Unrealized Gains:
Foreign currency exchange contracts	-----	-----
Unrealized (Losses):
Foreign currency exchange contracts	-----	-----
Interest rate swaps	$(527,380)	$(627,380)

The Brazilian financial statements, when translated into USD pursuant to FAS 52, “Foreign Currency Translation” resulted in a Currency Translation Adjustment (CTA) of $(3,223,897), which is included in Other Comprehensive Loss on the Balance Sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following summary together with the more detailed business information andconsolidated financial statements and related notes that appeared in our Form 10-K and AnnualReport and in the documents that were incorporated by reference into our Form 10-K for the year ended January 31, 2009.  This Form 10-Q may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995.  This information involves risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward looking statements.

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

We have operated manufacturing facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. We continue to move production of our reusable woven garments and gloves to these facilities and expect to continue this process through fiscal 2010. As a result, we expect to see continuing profit margin improvements for these product lines over time.

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

Customer pricing is subject to change on a 30-day notice; exceptions based on meeting competitors pricing are considered on a case-by-case basis.

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

Significant Balance Sheet Fluctuation April 30, 2009 as compared to January 31, 2009

Cash increased by $1.2 million as borrowings under the revolving credit facility decreased by $3.9 million at April 30, 2009. Accounts receivable increased by $1.7 million as sales for the three months ended April 30, 2009 increased by 7.7% from the three months ended January 31, 2009.  Inventory decreased by $4.8 million with a increase in inventory reserves of $0.1 million, an increase in intercompany profit elimination of $0.2 million resulting from increased intercompany profit on sales shipped from China, and a decrease of $3.0 million in finished goods inventory and a decrease in raw materials and work-in-process of $1.8 million. Accounts payable increased by $1.2 million mainly due to larger payables in Brazil. Other current assets decreased by $0.2 million, mainly due to prepaid insurance policies with policy years the same as the Company’s fiscal year, VAT and other taxes refundable in Chile and China.

At April 30, 2009 the Company had an outstanding loan balance of $20.5 million under its facility with Wachovia Bank, N.A. compared with $24.4 million at January 31, 2009.  Total stockholder’s equity increased $0.5 million principally due to the net income for the period of $0.1 million, the changes in foreign exchange translations in other comprehensive income and Stock Based Compensation, partially offset by the Stock Repurchase Program.

Three months ended April 30, 2009 as compared to the three months ended April 30, 2008

Net Sales. Net sales decreased $3.3 million, or 12.1% to $24 million for the three months ended April 30, 2009 from $27.3 million for the three months ended April 30, 2008.  The net decrease was mainly due to domestic sales. External sales from China increased by $0.1 million, or 7.0% driven by sales to the new Australian distributor. Canadian sales decreased by $0.1 million, or 7.4%, UK sales decreased by $0.5 million or 38%, Chile sales decreased by $0.1 million, or 22%. US domestic sales of disposables decreased by $5.2 million, chemical suit sales decreased by $0.1 million, wovens decreased by $0.4 million, reflective sales increased by $0.3 million and glove sales decreased by $0.5 million. Sales in Brazil were $2.6 million for Q1 FY2010, but were not included in operations for Q1 FY2009.

Gross Profit. Gross profit decreased $0.7 million or 10% to $6.0 million for the three months ended April 30, 2009 from $6.7 million for the three months ended April 30, 2008.  Gross profit as a percentage of net sales increased to 25.1% for the three months ended April 30, 2009 from 24.5% for the three months ended April 30, 2008. Major factors driving the changes in gross margins were:

o
Disposables gross margin declined by 4.5 percentage points in Q1 this year compared with Q1 last year. This decline was mainly due to higher priced raw materials and a very competitive pricing environment coupled with lower volume.

o
Brazil operations were included in operations for Q1 this year while they were not included in  Q1 last year operations. Brazil’s gross margin was 46.7% for Q1 this year. This was less than previous periods due to a large order shipped in April 2009 but bid in the summer of 2008, which had significant purchased items impacted by the major change in foreign exchange rates in August to October 2008. Further, the month of March had low sales resulting in no incentives from the Brazilian government. Management expects both these factors will be non-recurring.

o	Continued gross losses of $0.1 million from India in Q1 FY2010.
o	Glove division reduction in volume coupled with inventory write-offs.
o	Chemical division gross margin increased by 8.6 percentage points resulting from sales mix.
o	Canada gross margin increased by 14.8 percentage points mainly resulting from more favorable exchange rates and local competitive pricing climate.
o	UK and Europe margins declined 14.5 percentage points mainly resulting from exchange rate differentials.

Operating Expenses. Operating expenses increased $0.1 million, or 1.9% to $5.3 million for the three months ended April 30, 2009 from $5.2 million for the three months ended April 30, 2008.  As a percentage of sales, operating expenses increased to 22.2% for the three months ended April 30, 2009 from 19.2% for the three months ended April 30, 2008.  The $0.1 million increase in operating expenses in the three months ended April 30, 2009 as compared to the three months ended April 30, 2008 were comprised of:

☐	($0.3) million lower freight out costs resulting from significantly lower prevailing carrier rates and lower volume.
☐	($0.2) million in reduced administrative and officer salaries resulting from cost cut-backs, along with related reduction in payroll taxes and employee benefits.
☐	($0.2) million in reduced sales commissions resulting from lower volume.
☐	($0.2) million in reduced shareholder costs relating to the proxy contest in Q1 last year.
☐	($0.1) million reduction in foreign exchange costs resulting from the Company’s hedging program and more favorable rates.
☐	($0.1) million miscellaneous decreases.
☐
$0.1 million in increased operating costs in China were the result of the large increase in direct international sales made by China, are now allocated to SG&A costs, previously allocated to cost of goods sold.

☐	$1.1 million of operating expenses in Brazil for the three months ended April 30,2009, not included in operations for the three months April 30, 2008.

Operating profit. Operating profit decreased 53.1% to $0.7 million for the three months ended April 30, 2009 from $1.4 million for the three months ended April 30, 2008.  Operating margins were 2.8% for the three months ended April 30, 2009 compared to 5.3% for the three months ended April 30, 2008.

Interest Expenses.  Interest expenses increased by $0.1 million for the three months ended April 30, 2009 as compared to the three months ended April 30, 2008 due to higher borrowing levels outstanding mainly due to the purchase price paid for the Brazil acquisition, partially offset by lower interest rates.

Income Tax Expense.  Income tax expenses consist of federal, state, and foreign income taxes.  Income tax expenses decreased $0.1 million, or 11.9%, to $0.4 million for the three months April 30, 2009 from $0.5 million for the three months ended April 30, 2008.  Our effective tax rates were 81.5% and 35.2% for the three months ended April 30, 2009 and 2008, respectively. Our effective tax rate for 2009 was affected by a $350,000 allowance against deferred taxes resulting from the India restructuring, losses in India and UK with no tax benefit, tax benefits in Brazil resulting from government incentives and goodwill write-offs, and credits to prior years taxes in the US not previously recorded.

 Net Income.  Net income decreased $0.8 million, or 89% to $0.1 million for the three months ended April 30, 2009 from $0.8 million for the three months ended April 30, 2008. The decrease in net income primarily resulted from a decrease in sales, larger losses in India and reduction in gross margins in disposables and Brazil, a $350,000 allowance against deferred taxes resulting from the India restructuring, offset by management’s cost reduction program.

Liquidity and Capital Resources

Cash Flows. As of April 30, 2009 we had cash and cash equivalents of $3.9 million and working capital of $67.3 million increases of $1.2 million and a decrease of $3.6 million, respectively, from January 31, 2009. Our primary sources of funds for conducting our business activities have been cash flow provided by operations and borrowings under our credit facilities described below.  We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

Net cash provided by operating activities of $5.2 million for the three months ended April 30, 2009 was due primarily to net income from operations of $0.1 million, an increase in accounts payable accrued expenses and other liabilities of $1.0 million, and a decrease in inventories of $4.8 million, offset by an increase in accounts receivable of $1.7 million. Net cash used in investing activities of $0.6 million in the three months ended April 30, 2009, was due to purchases of property and equipment.

We currently have one credit facility - a $30 million revolving credit, of which $20.5 million of borrowings were outstanding as of April 30, 2009.  Our credit facility requires that we comply with specified financial covenants relating to fixed charge ratio, debt to EBIDTA coverage, and inventory and accounts receivable collateral coverage ratios.  These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business.  Default under our credit facility would allow the lender to declare all amounts outstanding to be immediately due and payable.  Our lender has a security interest in substantially all of our assets to secure the debt under our credit facility.  As of April 30, 2009, we were in compliance with all covenants contained in our credit facility.

We believe that our current cash position of $3.9 million, our cash flow from operations along with borrowing availability under our $30 million revolving credit facility will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

Capital Expenditures. Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment, and leasehold improvements, as well as payments related to the construction of our new facilities in China. Our facilities in China are not encumbered by commercial bank mortgages and thus Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. Our capital expenditures are expected to be approximately $1.5 million for plant expansion in Brazil and capital equipment, primarily computer equipment and apparel manufacturing equipment in fiscal 2010.

Foreign Currency Exposure.  The Company has foreign currency exposure, principally through its investment in Brazil, sales in Canada and the UK and production in Mexico and China.  Management has commenced a hedging program to offset this risk by purchasing forward contracts to sell the Canadian Dollar, Chilean Peso, Euro and Great Britain Pound.  Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the company.  Management has decided not to hedge its long position in the Chinese Yuan or Brazilian Real.

Interest Rate Risk Management

We are exposed to interest rate risk from debt. We have hedged against the risk of changes in the interest rate associated with our variable rate Revolving Credit by entering into a variable-to-fixed interest rate swap agreement, designated as fair value hedges, with a total notional amount of $18 million as of April 30, 2009. We assume no hedge ineffectiveness as each interest rate swap meets the short-cut method requirements under SFAS 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt, both are reported in interest and other income and no net gain or loss is recognized in earnings.

Effective January 1, 2009, the Company adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company accounts for its foreign exchange derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 161.  This standard requires recognition of all derivatives as either assets or liabilities at fair value and may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments. The fair value of the interest rate swap in a net liability position is included in Other Liabilities on the balance sheet.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Item 4.	Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of the our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30, 2009. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2009 for the reasons discussed below, to ensure them that information relating to the Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our Chief Executive Officer and Chief Financial Officer have concluded that we no longer have a material weakness over our China operations and financial reporting as of April 30, 2009.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2009. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2009. Our Chief Executive Officer and Chief Financial Officer have concluded that we no longer have a material weakness over our inventory relating to sales of raw material waste in China at April 30, 2009.

In response to the fraud in China (as fully explained in Note 17 to the Annual Report filed under Form 10-K) and the material weakness identified at October 31, 2008, we have initiated a China Internal Control Committee. Such Committee reviews, examines and evaluates China operating activities, and plans, designs and implements internal control procedures and policies. The Committee reports to the Chief Financial Officer. In particular, the Committee focuses on: strengthening controls over waste/scrap sales, upgrading local accounting manager authority and responsibility, and creating new banking and inventory controls.

We believe the above remediation steps now provide us with the infrastructure and processes necessary to accurately prepare our financial statements on a quarterly basis.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Other Previous Material Weaknesses- In its report at April 30, 2008, management had previously identified a material weakness in its period-end financial reporting process relating to employee withholding for medical insurance. The employee withholding for medical insurance was not offset against the expenses as a result of human error and was not identified on review due to the favorable claim experience resulting in lowered expenses. This control deficiency resulted in an adjustment to our April 30, 2008 financial statements and could have resulted in an overstatement of cost of sales and operating expenses that would have resulted in an understatement of net earnings in the amount of $127,000 to the interim financial statements if not detected and prevented.

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

Effective in full at October 31, 2008, management has taken primary responsibility to prepare the U.S. GAAP financial reporting based on China GAAP financial statements. This function was previously performed by outside accountants in China. Further, U.S. corporate management is now also reviewing the China GAAP financial statements. In addition, in July 2008, an internal auditor was hired in China who will report directly to the U.S. corporate internal audit department and who will work closely with U.S. management.

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

Lakeland Industries, Inc.’s management, with the participation of Lakeland Industries, Inc.’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the first quarter of fiscal 2010.  Based on that evaluation, management concluded that other than the China Internal Control Committee discussed above, there have not been changes in Lakeland Industries, Inc.’s internal control over financial reporting during the first quarter of fiscal 2010 that have materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting.

Holtz Rubenstein Reminick LLP, the Company's previous independent registered public accounting firm has issued a report on management’s assessment of the Company’s internal control over financial reporting. That report dated April 14, 2009 is included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.

Changes in Internal Control over Financial Reporting

Other than the China Internal Control Committee discussed above, there have been no other changes in Lakeland Industries, Inc.’s internal control over financial reporting during the first quarter of fiscal 2010 that have materially affected, or is reasonably likely to materially affect, Lakeland Industries,Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable

Exhibits:

Item 6.	Exhibits and Reports on Form 8-K:

a.	10.2 Garment Manufacturer & Seller Liscence Agreement between E. I. DuPont De Nemours and Company and Lakeland Industries, Inc. dated June 6, 2009 (filed herein)

b.	10.7 Fourth Modification to Note and Loan Agreement and Affirmation of Guaranty dated February 28, 2009 between Lakeland Industries, Inc. and Wachovia Bank, N.A. (filed herein)

c.	10.16 Agreement of non-residential rent between Engenharia, Comercio e Industria Ltda and Qualytextil, S.A. dated December 22, 2008. (filed herein)

d.	10.17 Particular Instrument of Rent Agreement between Ceprin Empreendimentos e Participacoes S/A and Qualytextil, S.A. dated October 28, 2008. (filed herein)

e.	31.1 Certification Pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act, Signed by Chief Executive Officer (filed herewith)

f.	31.2 Certification Pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act, Signed by Chief Financial Officer (filed herewith)

g.	32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Signed by Chief Executive Officer (filed herewith)

h.	32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Signed by Chief Financial Officer (filed herewith)

Reports on Form 8-K:

a -	On February 12, 2009, the Company filed a Form 8-K under Item 5.02 relating to the departure of Michael Cirenza from Lakeland’s Board of Directors.

b -	On March 4, 2009, the Company filed a Form 8-K under Item 7.01, for the purpose of furnishing a press release announcing that Lakeland will be presenting at the Edgewater Conference in Las Vegas.

c -
On April 15, 2009, the Company filed a Form 8-K under Item 2.02 for the purpose of furnishing a press announcing the Company's FY 2009 financial results for the reporting period ended January 31, 2009.

d -	On April 23, 2009, the Company filed a Form 8-K under Item 5.02 relating to the election of Duane Albro to Lakeland’s Board of Directors.

e -	On April 28, 2009, the Company filed a Form 8-K under Item 4.01 for the purpose of furnishing a press release announcing that on April 27, 2009, the Company Changed certifying accountants.

  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: June 9, 2009	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President,
Secretary and General Counsel
(Principal Executive Officer and Authorized
Signatory)

Date: June 9, 2009	/s/Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and Authorized
Signatory)