Form 10-Q
period 2009-07-31
LAKELAND INDUSTRIES INC
filed 2009-09-09
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

Yes ☐   No ☒

As of July 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $32,361,028 based on the closing price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 4, 2009
Common Stock, $0.01 par value per share	5,437,534

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2009	January 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash	$4,494,053	$2,755,441
Accounts receivable; net of allowance for doubtful accounts of $30,800 at July 31, 2009 and $104,500 at January 31, 2009	14,724,197	13,353,430
Inventories, net of allowances of $855,000 at July 31, 2009 and $657,000 at January 31, 2009	49,188,854	57,074,028
Deferred income taxes	2,001,956	2,578,232
Prepaid income tax and other current assets	3,703,120	2,602,292
Total current assets	74,112,180	78,363,423
Property and equipment, net of accumulated depreciation of $9,888,096 at July 31, 2009 and $8,929,669 at January 31, 2009	14,121,415	13,736,326
Intangibles and other assets, net	5,580,499	4,405,833
Goodwill	5,833,717	5,109,136
	$99,647,811	$101,614,718
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,233,323	$3,853,890
Accrued expenses	3,570,202	3,504,218
Borrowing under revolving credit facility expiring July 7, 2010	17,684,466	—
Current maturity of long-term debt	92,984	94,000
Total current liabilities	26,580,975	7,452,108
Canadian warehouse loan payable (net of current maturity)	1,619,478	1,368,406
Borrowings under revolving credit facility	—	24,408,466
Other liabilities	92,284	74,611
Deferred income tax	122,414	—
Total Liabilities	28,415,151	33,303,591
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $.01 par; authorized 1,500,000 shares (none issued)
Common stock $.01 par; authorized 10,000,000 shares; issued and outstanding 5,562,856 and 5,523,288 shares at July 31, 2009 and at January 31, 2009, respectively	55,629	55,233
Less treasury stock, at cost, 125,322 shares at July 31, 2009 and 107,317 shares at January 31, 2009	(1,353,247)	(1,255,459)
Additional paid-in capital	49,594,452	49,511,896
Accumulated other comprehensive (loss)	(1,360,618)	(4,191,801)
Retained earnings	24,296,444	24,191,258
Stockholders' equity	71,232,660	68,311,127
	$99,647,811	$101,614,718

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	July 31,		July 31,
	2009	2008	2009	2008

Net sales	$23,048,759	$27,565,036	$47,024,654	$54,845,193
Cost of goods sold	16,811,889	19,209,787	34,777,346	39,811,346
Gross profit	6,236,870	8,355,249	12,247,308	15,033,847
Operating expenses	6,023,378	6,161,511	11,355,311	11,391,995
Operating profit	213,492	2,193,738	891,997	3,641,852
Interest and other income, net	14,138	55,816	54,252	85,890
Interest expense	(226,770)	(253,976)	(420,249)	(353,496)
Income before income taxes	860	1,995,578	526,000	3,374,246
Provision (benefit) for income taxes	(7,007)	371,061	420,814	856,590
Net income	$7,867	$1,624,517	$105,186	$2,517,656
Net income per common share:
Basic	$0.00	$0.30	$0.02	$0.46
Diluted	$0.00	$0.30	$0.02	$0.46
Weighted average common shares outstanding:
Basic	5,415,391	5,421,520	5,410,938	5,454,209
Diluted	5,436,309	5,459,191	5,452,560	5,490,690

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)
Six months ended July 31, 2009

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive (loss)	Total
	Shares	Amount		Shares	Amount
Balance February 1, 2009	5,523,288	$55,233	$49,511,896	(107,317)	$(1,255,459)	$24,191,258	$(4,191,801)	$68,311,127
Net Income	—	—	—	—	—	105,186	—	105,186
Stock Repurchase Program	—	—	—	(18,005)	(97,788)	—	—	(97,788)
Other Comprehensive Income	—	—	—	—	—	—	2,831,183	2,831,183
Stock-Based Compensation:
Restricted Stock	—	—	132,444	—	—	—	—	132,444
Director options granted at fair market value	—	—	47,068	—	—	—	—	47,068
Director stock options exercised	3,267	33	23,529	—	—	—	—	23,562
Shares issued from Restricted Stock Plan	36,301	363	—	—	—	—	—	363
Return of shares in lieu of payroll tax withholding	—	—	(102,005)	—	—	—	—	(102,005)
Cash paid in lieu of issuing shares	—	—	(18,480)	—	—	—	—	(18,480)
Balance July 31, 2009	5,562,856	$55,629	$49,594,452	(125,322)	$(1,353,247)	$24,296,444	$(1,360,618)	$71,232,660
Total Comprehensive Income:

Net Income								$105,186
Foreign Exchange translation adjustments								2,620,183
Interest rate swap – change in unrealized accruals								211,000
Net other comprehensive income adjustments								2,831,183
Total Comprehensive Income								$2,936,369

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND INDUSTRIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	July 31,
	2009	2008
Cash Flows from Operating Activities:
Net income	$105,186	$2,517,656
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	138,649	158,356
Allowance for doubtful accounts	(73,333)	26,317
Allowance for inventory obsolescence	198,486	(100)
Depreciation and amortization	820,735	826,644
Deferred income tax	698,689	(28,000)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,297,434)	(1,179,837)
Decrease in inventories	7,686,688	3,028,909
(Increase) in other assets	(2,401,822)	(361,735)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	3,027,601	(270,954)
Net cash provided by operating activities	8,903,445	4,717,256

Cash Flows from Investing Activities:
Acquisition of Qualytextil, SA	—	(13,640,450)
Purchases of property and equipment	(681,405)	(702,162)
Net cash used in investing activities	(681,405)	(14,342,612)

Cash Flows from Financing Activities:
Purchases of stock under stock repurchase program	(97,787)	(1,201,005)
Director options granted at fair market value	47,068	—
Proceeds from exercise of director stock options	23,562	—
Borrowing to fund Qualytextil acquisition	—	13,344,466
Payments under loan agreements	(6,456,271)	(1,680,425)
Net cash provided by (used in) financing activities	(6,483,428)	10,463,036

Net increase in cash	1,738,612	837,680
Cash and cash equivalents at beginning of period	2,755,441	3,427,672
Cash and cash equivalents at end of period	$4,494,053	$4,265,352

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business

Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is the United States. No customer accounted for more than 10% of net sales during the six month periods ended July 31, 2009 and 2008, respectively.

2.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2009. We have evaluated subsequent events through the time of filing on September 9, 2009, the date of issuance of our financial statements.

The results of operations for the three and six month periods ended July 31, 2009 are not necessarily indicative of the results to be expected for the full year.

3.	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated.

4.	Inventories:

Inventories consist of the following:

	July 31,	January 31,
	2009	2009
Raw materials	$23,684,520	$26,343,875
Work-in-process	1,822,001	2,444,160
Finished Goods	23,682,333	28,285,993
	$49,188,854	$57,074,028

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in-first-out basis) or market.

5.	Earnings Per Share:

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended July 31, 2009 and 2008.

	Three Months Ended		Six Months Ended
	July 31,		July 31
	2009	2008	2009	2008
Numerator
Net Income	$7,867	$1,624,517	$105,186	$2,517,656
Denominator
Denominator for basic earnings per share	5,415,391	5,421,520	5,410,938	5,454,209
(Weighted-average shares which reflect 125,322 and 121,159 weighted average common shares in the treasury as a result of the stock repurchase program) for the three and six months ended July 31, 2009, respectively.

- Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	20,918	37,671	41,622	36,481
Denominator for diluted earnings per share.	5,436,309	5,459,191	5,452,560	5,490,690
(adjusted weighted average shares)
Basic earnings per share	$0.00	$0.30	$0.02	$0.46
Diluted earnings per share	$0.00	$0.30	$0.02	$0.46

6.	Revolving Credit Facility

At July 31, 2009, the balance outstanding under our five year revolving credit facility amounted to $17.7 million. In May 2008 the facility was increased from $25 million to $30 million. The credit facility is collateralized by substantially all of the assets of the Company. The credit facility contains financial covenants, including, but not limited to, fixed charge ratio, funded debt to EBITDA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at July 31, 2009 and for the period then ended except for the ratio of debt to EBITDA. Such exception has been waived by the lender for the quarter ended July 31, 2009. The weighted average interest rate for the six month period ended July 31, 2009 was 3.15%.

The Company’s revolving credit facility with Wachovia Bank, N.A. by its terms expires July 7, 2010. Since this date is less than 12 months from the balance sheet date of July 31, 2009, the balance outstanding as of July 31, 2009 has been included as a current liability.

Management believes it will be able to secure adequate financing in July 2010.

7.	Major Supplier

We purchased 14% of our raw materials from one supplier during the six month period ended July 31, 2009. We normally purchase approximately 75% of our raw material from this suppler. We carried higher inventory levels in Q3 and Q4 FY09 and limited our material purchases in Q1 and Q2 of FY10. We expect this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; however, our competitive position in the marketplace could be adversely affected.

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

The following table represents our stock options granted, exercised, and forfeited during the six months ended July 31, 2009.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2009	20,567	$13.42	2.27 years	$1,594
Granted in the six months ended July 31, 2009	8,000	$6.88	6.00 years	$6,950
Exercised in the six months ended July 31, 2009	(3,267)	$7.22	—	—
Outstanding at July 31, 2009	25,300	$11.20	3.28 years	$6,950
Exercisable at July 31, 2009	17,300	$14.59	2.13 years	$0

Restricted Stock Plan and Performance Equity Plan

On June 21, 2006, the shareholders of the Company approved a restricted stock plan (The “2006 Equity Incentive Plan”).  A total of 253,000 shares of restricted stock were authorized under this plan. On June 17, 2009, the shareholders of the Company authorized 253,000 shares under the restricted stock plan (The “2009 Equity Incentive Plan”).  Under the restricted stock plan, eligible employees and directors are awarded performance-based restricted shares of the Corporation’s common stock.  The amount recorded as expense for the performance-based grants of restricted stock are based upon an estimate made at the end of each reporting period as to the most probable outcome of this plan at the end of the three year performance period. (e.g., baseline, maximum or zero).  In addition to the grants with vesting based solely on performance, certain awards pursuant to the plan have a time-based vesting requirement, under which awards vest from two to three years after grant issuance, subject to continuous employment and certain other conditions.  Restricted stock has the same voting rights as other common stock. Restricted stock awards do not have voting rights, and the underlying shares are not considered to be issued and outstanding until vested.

Under the 2009 Equity Incentive Plan, the Company has granted up to a maximum of 230,555 restricted stock awards as of July 31, 2009. All of these restricted stock awards are non-vested at July 31, 2009 (165,725 shares at “baseline”) and have a weighted average grant date fair value of $8.00. Under the 2006 Equity Incentive Plan, there are outstanding as of July 31, 2009 unvested grants of 5,558 shares under the stock purchase match program and 23,311 shares under the bonus in stock program. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of July 31, 2009, unrecognized stock-based compensation expense related to restricted stock awards totaled $1,356,809, consisting of $73,634 remaining under the 2006 Equity Incentive Plan and $1,283,175 under the 2009 Equity Incentive Plan, before income taxes, based on the maximum performance award level, less what has been charged to expense on a cumulative basis through July 31, 2009, which was set at zero.  Such unrecognized stock-based compensation expense related to restricted stock awards totaled $997,414 at the baseline performance level. The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years.  The board has estimated its current performance level to be at the zero level and expenses have been recorded accordingly.  The performance based awards are not considered stock equivalents for EPS purposes.

Stock-Based Compensation

The Company recognized total stock-based compensation costs of $138,649 and $137,345 for the six months ended July 31, 2009 and 2008, respectively, of which $113,966 results from the 2006 Equity Incentive Plan, $0 results from the 2009 Equity Incentive Plan, and $24,683 results from the Director Option Plan in 2009. $126,812 results from the 2006 Equity Incentive Plan and $10,533 results from the Director Option Plan in 2008.  These amounts are reflected in selling, general and administrative expenses.  The total income tax benefit recognized for stock-based compensation arrangements was $49,913 and $49,447 for the six months ended July 31, 2009 and 2008, respectively.

Directors Sale of Stock

The Company is in the process of setting up a Rule 10-b-5 plan for directors to sell stock.

9.	Manufacturing Segment Data

Domestic and international sales are as follows in millions of dollars:

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2009		2008		2009		2008
Domestic	$14.4	62.8%	$20.1	72.7%	$31.7	67.4%	$42.5	77.6%
International	8.6	37.2%	7.5	27.3%	15.3	32.6%	12.3	22.4%
Total	$23.0	100%	$27.6	100%	$47.0	100%	$54.8	100%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Decatur, Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products), Jerez, Mexico (primarily disposable, glove and chemical suit production) St. Joseph, Missouri and Shillington, Pennsylvania (primarily fire, hi-visibility and woven products production). We also maintain four manufacturing facilities in China (primarily disposable and chemical suit production) and a glove manufacturing facility in New Delhi, India. On May 13, 2008 we acquired Qualytextil S.A. which manufactures primarily fire protective apparel for the Brazilian market. Our China facilities and our Decatur, Alabama facility produce the majority of the Company’s products. The accounting policies of these operating entities are the same as those described in Note 1 to our  Annual Report on Form 10-K for the year ended January 31, 2009. We evaluate the performance of these entities based on operating profit which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in the U.S.A., Brazil, Canada, Europe, Chile, Argentina, China and India which sell and distribute products shipped from the United States, Mexico, Brazil, China, and recently India.

The table below represents information about reported manufacturing segments for the three months and six month periods noted therein:

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2009	2008	2009	2008
Net Sales:
North America and other foreign	$18.5	$24.1	$39.2	$51.3
Brazil	3.2	3.1	5.8	3.1
China	4.8	6.1	9.4	11.4
India	0.2	0.1	0.3	0.2
Less inter-segment sales	(3.7)	(5.8)	(7.7)	(11.2)
Consolidated sales	$23.0	$27.6	$47.0	$54.8
Operating Profit:
North America and other foreign	$(.15)	$.69	$.04	$1.77
Brazil	(.16)	.79	(.07)	.79
China	.70	.97	1.47	1.75
India	(.25)	(.19)	(1.49)	(.41)
Less inter-segment profit	.07	(.07)	.94	(.26)
Consolidated operating profit	$.21	$2.19	$.89	$3.64
Identifiable Assets (at Balance Sheet date):
North America and other foreign	—	—	66.5	$71.4
Brazil	—	—	18.5	13.9
China	—	—	14.0	11.6
India	—	—	0.7	4.2
Consolidated assets	—	—	99.7	$101.1
Depreciation and Amortization Expense:
North America and other foreign	$.21	$.28	$.41	$.43
Brazil	.03	.00	.05	.07
China	.08	.07	.16	.14
India	.10	.09	.20	.18
Consolidated depreciation expense	$.42	$.44	$.82	$.82

10.	FIN 48

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

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company has no accrued interest as of July 31, 2009.

The Company is subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions and a number of foreign jurisdictions.  The Company’s federal income tax returns for the fiscal year ended January 31, 2007 have been audited by the Internal Revenue Service. Such audit is complete with a final “No Change Letter” received by the Company.

Our three major foreign tax jurisdictions are China, Canada and Brazil. According to China tax regulatory framework, there is no statute of limitation on fraud or any criminal activities to deceive tax authorities. However, the general practice is going back five years, and general practice for records maintenance is fifteen years.  Our China subsidiaries were audited during the tax year 2007 for the tax years through 2006, 2005 and 2004, respectively. Those audits are associated with ordinary course of business. China tax authorities did not perform tax audits associated with ordinary course of business during tax year 2008 or during current year as of current filing date.   China tax authority performed a fraud audit but the scope was limited to the fraud activities found in late tax year 2008 in late FY09.

This audit covered tax years from 2003 through 2008. We have reached a settlement with the Chinese Government in January 2009. Please see Note 17 of our Annual Report on Form 10-K for further details on the fraud issue. China tax authorities have performed limited reviews on all China subsidiaries as of tax year 2008, with no significant issues noted. As a result, we can reasonably conclude that we do not anticipate any foreseeable future liabilities.

Lakeland Protective Wear, Inc., our Canadian subsidiary, follows Canada tax regulatory framework recording its tax expense and tax deferred assets or liability. The company has been audited once by the Canada tax authority. As of this statement filing date, we believe the company’s tax situation is reasonably stated and we do not anticipate future tax liability.

Qualytextil, S.A. has never been audited under Brazilian Federal tax authorities, but by law in Brazil they are allowed to audit the five most recent years. We do not anticipate significant tax liability upon any future tax audits in Brazil.

Effective with the six months ended July 31, 2009, management changed its estimates for the deferred tax asset to be realized upon the final restructuring of its Indian operations. Accordingly, management has recorded an allowance of $350,000 against the ultimate realization of the $750,000 included in Deferred Income Taxes on the accompanying balance sheet.

11.	Related Party Transactions

In connection with the asset purchase agreement, dated August 1, 2005, between the Company and Mifflin Valley, Inc., the Company entered into a five year lease agreement with the seller (now an employee of the Company) to rent the manufacturing facility in Shillington, Pennsylvania at an annual rental of $57,504, or a per square foot rental of $3.25.  This amount was obtained prior to the acquisition from an independent appraisal of the fair market rental value per square feet.  In addition the Company has, starting January 1, 2006 rented a second 12,000 sq ft of warehouse space in Blandon, Pennsylvania from this employee, on a month-to-month basis, for the monthly amount of $3.00 per square foot.

On March 1, 1999, we entered into a one year (renewable for four additional one year terms) lease agreement with Harvey Pride, Jr., our Vice President of Manufacturing, for a 2,400 sq. ft. customer service office located next to our existing Decatur, Alabama facility at an annual rent of $18,900. This lease was renewed on March 1, 2004 through March 31, 2009 at the same rental rate and resigned on April 1, 2009 for a continuation through 2011, with a 5% increase each year.

12.	Derivative Instruments and Foreign Currency Exposure

The Company has foreign currency exposure, principally through its investment in Brazil, sales in Canada, Chile and the UK and production in Mexico and China.  Management has commenced a hedging program to offset this risk by purchasing forward contracts to sell the Canadian Dollar, Chilean Peso, Euro and Great Britain Pound.  Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the company.  Management has decided not to hedge its long position in the Chinese Yuan or the Brazilian Real.

Effective January 1, 2009, the Company adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company accounts for its foreign exchange derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 161.  This standard requires recognition of all derivatives as either assets or liabilities at fair value and may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments. The Company had no derivative instruments outstanding at July 31, 2009 for foreign exchange.

Interest Rate Risk Management

We are exposed to interest rate risk from debt. We have hedged against the risk of changes in the interest rate associated with our variable rate Revolving Credit by entering into a variable-to-fixed interest rate swap agreement, designated as fair value hedge, with a total notional amount of $18 million as of July 31, 2009. We assume no hedge ineffectiveness as each interest rate swap meets the short-cut method requirements under SFAS 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt, both are reported in interest and other income and no net gain or loss is recognized in earnings.

The fair value of the interest rate swap in a net liability position is included in Other Liabilities on the balance sheet.

The fair values of all derivatives recorded on the consolidated balance sheet are as follows:

	July 31, 2009	January 31, 2009
Unrealized Gains:
Unrealized (Losses):
Interest rate swaps	$(416,380)	$(627,380)

The Brazilian financial statements, when translated into USD pursuant to FAS 52, “Foreign Currency Translation” resulted in a Currency Translation Adjustment (CTA) of $(926,537), which is included in Other Comprehensive Loss on the Balance Sheet.

13.	Reclassifications

Certain reclassifications were made in the previous year’s statement of income to conform with current classifications.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have operated manufacturing facilities in Mexico since 1995, in China since 1996, in India since 2006 and in Brazil since May 2008. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to China and Mexico. Our facilities and capabilities in China, Mexico, India and Brazil allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. We continue to move production of our reusable woven garments and gloves to these facilities and expect to continue this process through fiscal 2010. As a result, we expect to see continuing profit margin improvements for these product lines over time.

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

Substantially all the Company’s sales outside Latin America are made through distributors. There are no significant differences across product lines or customers in different geographical areas in the manner in which the Company’s sales are made.

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

Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts to provide for accounts receivable that may not be collectible. In establishing the allowance for doubtful accounts, we analyze the collectability of individual large or past due accounts customer-by-customer. We establish allowances for accounts that we determine to be doubtful of collection.

Income Taxes and Valuation Allowances. We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of preparing our consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carry forwards and tax credits, are recorded as deferred tax assets or liabilities on our balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be realized from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event we determine that we may not be able to realize all or part of our deferred tax asset in the future, or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to net income in the period of such determination.

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

Significant Balance Sheet Fluctuations July 31, 2009 as compared to January 31, 2009

Cash increased by $1.7 million as borrowings under the revolving credit facility decreased by $6.7 million at July 31, 2009, mainly due to the reduction in inventory levels. Accounts receivable increased by $1.3 million mainly resulting from a government agency receivable in Brazil.  Inventory decreased by $7.9 million, mainly due to lower levels of raw material purchasing and lower production in its china plants. Accounts payable increased by $1.4 million due to increase in Brazil payables and a large vendor credit at January 31, 2009 which was subsequently applied. Other assets increased by $1.2 million, mainly due to currency exchange fluctuation in Brazil.

At July 31, 2009 the Company had an outstanding loan balance of $17.7 million under its facility with Wachovia Bank, N.A. compared with $24.4 million at January 31, 2009, with the decrease mainly due to reductions in the Company’s inventory levels. Total stockholders equity increased principally due to the net income for the period of $0.1 million, and the foreign exchange gains from the Brazilian operations, offset by the Company’s stock repurchase program of purchases of $0.1 million in FY10.

Three months ended July 31, 2009 as compared to the three months ended July 31, 2008

Net Sales. Net sales decreased $4.5 million, or 16.4% to $23.0 million for the three months ended July 31, 2009 from $27.6 million for the three months ended July 31, 2008.  The net decrease was mainly due to domestic sales. Qualytextil sales increased by $0.1 million or 3.7%. Qualytextil sales increased 26% in local currency. External sales from China increased by $0.6 million, or 36%, driven by sales to the new Australian distributor. Canadian sales increased by $0.1 million, or 2.5%, UK sales decreased by $0.1 million, or 11.2%, Chile sales increased by $0.6 million, or 204%. US domestic sales decreased by $ 5.8 million or 28%. US domestic sales were mainly impacted by a 34.5% decrease in disposables sales, a 44.7% decrease in gloves sales and a 13.0% decrease in reflective sales. Wovens sales increased by 5.7% and chemical sales increased by 0.6%.

Gross Profit. Gross profit decreased $2.1 million or 25.4% to $6.2 million for the three months ended July 31, 2009 from $8.4 million for the three months ended July 31, 2008.  Gross profit as a percentage of net sales decreased to 27.1% for the three months ended July 31, 2009 from 30.3% for the three months ended July 31, 2008. The major factors driving the changes in gross margins were:

•
Disposables gross margins declined by 4.4 percentage points in Q2 this year compared with Q2 last year. This decline was mainly due to higher priced raw materials and a predatory pricing environment coupled with lower volume, partially offset by labor cutbacks.

•
Brazil gross margin was 40.6% for Q2 this year compared with 55.9% last year. Several features were at play. There were several large sales which had bid requirements for complete fire ensembles including boots and/or helmets. This required Qualytextil to obtain these items from vendors. There were several issues with these vendors causing Qualytextil to use different vendors under delivery pressure, resulting in higher costs. Qualytextil is presently negotiating with a boot vendor and also a helmet vendor to obtain more reliable delivery and pricing and is considering maintaining a stock of these items on hand in inventory to avoid such problems in the future. One large contract was bid at a 17% margin as introductory pricing for a new customer. Much of Qualytextil’s fabric used as raw materials is imported from vendors in the US which caused unfavorable costs earlier in the quarter resulting from exchange rate differences. Since then the exchange rates have changed to strengthen the Brazilian real which should favorably impact the cost and margins in the future. Further, the margins of 55.9% obtained in Q2 FY2009 were exceptional, partially due to a very weak U.S. dollar and may not be achieved in the near future. In normal conditions, in the future, the Qualytextil margins will be expected to be between 42% and 46%.

•	Glove division reduction in volume coupled with inventory write-offs.
•	Continued gross losses of $0.1 million from India in Q2 FY2010.
•	Chemical, Reflective and China external sales margins were approximately the same as prior year.
•	Canada gross margin increased by 15.6 percentage points mainly resulting from more favorable exchange rates and local competitive pricing climate.
•	UK and Europe margins increased by 2.8 percentage points mainly resulting from exchange rate differentials.
•	Chile margins increased by 11.2 percentage points mainly resulting from higher volume and several larger sales orders.

Operating Expenses. Operating expenses decreased $0.1 million, or 2.2% to $6.0 million for the three months ended July 31, 2009 from $6.2 million for the three months ended July 31, 2008.  As a percentage of sales, operating expenses increased to 26.1% for the three months ended July 31, 2009 from 22.4% for the three months ended July 31, 2008. Excluding Qualytextil in Brazil, operating expenses declined $0.7 million for Q2 FY2010 compared with Q2 FY2009. Major items comprising this are as follows:

•	$(0.2)	million - freight out declined, mainly resulting from lower volume.
•	$(0.2)	million - sales commissions declined, mainly resulting from lower volume.
•	$(0.2)
million - officers salaries declined, reflecting the retirement of Ray Smith to become a non-employee director and Chairman of the Board, and also reflecting an 8% across the board reduction in total officer compensation.

•	$(0.1)	million - shareholder expenses declined, reflecting the proxy fight in the prior year.
•	$(0.1)	million – consulting fees were reduced, resulting from using interns and revising Sarbanes Oxley procedures.
•	$(0.1)	million – miscellaneous decreases
•	$0.2
million – professional fees increased, reflecting costs of $0.1 million resulting from analysis of tax issues and $0.1 million, resulting from timing differences in the predecessor auditors billing more in Q2 and less in Q1 this year. The company has changed independent auditing firms in the expectation that such professional fees will be reduced in the future

Qualytextil, Brazil operating expenses increased $0.5 million in Q2 FY2010 compared with Q2 FY2009. Major factors in this increase are as follows:

•	$0.3
million – start-up expenses in connection with Qualytextil gearing up to sell Lakeland branded products. This includes hiring 20 sales and logistical support staff, printing of catalogs, lease of two new distribution centers and increased travel expense.

•	$0.1	million – in additional employee benefits and payroll taxes resulting from hiring as employees certain people who had been performing services on an out-sourcing basis.
•	$0.1	million – miscellaneous increases.

Operating profit. Operating profit decreased 90% to $0.2 million for the three months ended July 31, 2009 from $2.2 million for the three months ended July 31, 2008.  Operating margins were 0.9% for the three months ended July 31, 2009 compared to 8.0% for the three months ended July 31, 2008.

Interest Expenses.  Interest expenses decreased by $0.03 million for the three months ended July 31, 2009 as compared to the three months ended July 31, 2008 due to lower interest rates in the current year which was offset by higher borrowing levels outstanding in the current year.

Income Tax Expense.  Income tax expenses consist of federal, state, and foreign income taxes.  Income tax expenses decreased $0.4 million, or 100%, to $0.0 million for the three months July 31, 2009 from $0.4 million for the three months ended July 31, 2008.  Our effective tax rate was 18.6% for the three months ended 2008. Our effective tax rate for the three months ended July 2009 of the current year is not meaningful due to the near breakeven level of pretax income. Major factors in the July 2009 income tax expenses are losses in India and profit in Chile with no tax benefit or expense, and tax benefits in Brazil resulting from government incentives and goodwill write-offs.

Net Income. Net income decreased $1.6 million, or 100% to $0.0 million for the three months ended July 31, 2009 from $1.6 million for the three months ended July 31, 2008. The decrease in net income primarily resulted from a decrease in domestic sales, a reduction in gross margins in disposables and Brazil and larger losses in India partially offset by management’s cost reduction program.

Six months ended July 31, 2009 as compared to the six months ended July 31, 2008

Net Sales. Net sales decreased $7.8 million, or 14.3% to $47 million for the six months ended July 31, 2009 from $54.8 million for the six months ended July 31, 2008.  The net decrease was mainly due to domestic sales. Qualytextil sales included in the current year were $5.8 million, but were only included in Q2 of last year. External sales from China increased by $0.7 million, or 21%, driven by sales to the new Australian distributor. Canadian sales decreased by $0.1 million, or 2.4%, UK sales decreased by $0.6 million, or 25.7%, Chile sales increased by $0.5 million, or 75.5%. US domestic sales of disposables decreased by $10.6 million, chemical suit sales decreased by $0.1 million, wovens decreased by $0.3 million, reflective sales increased by $0.2 million and glove sales decreased by $0.9 million.

Gross Profit. Gross profit decreased $2.8 million or 18.5% to $12.2 million for the six months ended July 31, 2009 from $15.0 million for the six months ended July 31, 2008.  Gross profit as a percentage of net sales decreased to 26.0% for the six months ended July 31, 2009 from 27.4% for the six months ended July 31, 2008.  The major factors driving the changes in gross margins were:

•
Disposables gross margins declined by 4.5 percentage points for the six months ended July 31, 2009 compared with Q2 last year. This decline was mainly due to higher priced raw materials and a predatory pricing environment coupled with lower volume.

•
Brazil gross margin was 43.3% for the six months ended July 31, 2009, compared with 55.9% last year, but Brazil was only included in operations for Q2 last year this year. Several features were at play. There were several large sales which had bid requirements for complete fire ensembles including boots and/or helmets. This required Qualytextil to obtain these items from vendors. There were several issues with these vendors causing Qualytextil to use different vendors under delivery pressure, resulting in higher costs. Qualytextil is presently negotiating with a boot and also a helmet vendor to obtain more reliable delivery and pricing and is considering maintaining a stock of these items on hand in inventory to avoid such problems in the future. One large contract was bid at a 17% margin as introductory pricing for a new customer. Much of Qualytextil’s fabric was used as raw materials in imported from vendors in the US which caused unfavorable costs earlier in the quarter resulting from exchange rate differences. Since then the exchange rates have changed to strengthen the Brazilian real which should favorably impact the cost and margins in the future. Further, the margins of 55.9% obtained in Q2 FY2009 were exceptional, partially due to a very weak U.S. dollar and may not be achieved in the near future. In normal conditions, in the future, the Qualytextil margins will be expected to be between 42 and 46%. There was also a large order shipped in April 2009, but bid in the summer of 2008, which had significant purchased items impacted by the major change in foreign exchange rates in August to October 2008. Further, the month of March had low sales resulting in no incentives from the Brazilian government. Management expects both these factors will be non-recurring.

•	Glove division reduction in volume coupled with inventory write-offs.
•	Continued gross losses of $0.3 million from India for the six months ended July 31, 2009.
•	Chemical margins increased by 4.0 percentage points for the six months ended July 2009, mainly resulting from favorable sales mix in the first quarter.
•	Reflective margins decreased by 2.6 percentage points due to sales mix.
•	Canada gross margin increased by 15.2 percentage points mainly resulting from more favorable exchange rates and a better economic climate.
•	UK and Europe margins decreased by 5.2 percentage points mainly resulting from exchange rate differentials, unfavorable in Q1 and favorable in Q2.
•	Chile margins increased by 2.1 percentage points mainly resulting from higher volume and several larger sales orders in Q2.

Operating Expenses. Operating expenses were flat at $11.4 million for the six months ended July 31, 2009 and ended July 31, 2008.  As a percentage of sales, operating expenses increased to 24.1% for the six months ended July 31, 2009 from 20.8% for the six months ended July 31, 2008.  Excluding Qualytextil in Brazil, operating expenses declined $1.7 million for the six months ended July 31, 2009 compared with the six months ended July 31, 2008 compared with Q2 FY2009. Major items comprising this are as follows:

•	$(0.6)	million - freight out declined, mainly resulting from lower volume and lower prevailing carrier rates.
•	$(0.4)	million - sales commissions declined, mainly resulting from lower volume.
•	$(0.3)
million - officers salaries declined, reflecting the retirement of Ray Smith to become a non-employee director and Chairman of the Board, and also reflecting an 8% across the board reduction in total office compensation.

•	$(0.3)	million - shareholder expenses declined, reflecting the proxy fight in the prior year.
•	$(0.2)	million – reduction in marketing and various sales expenses
•	$(0.1)	million – consulting fees were reduced, resulting from using interns and revising Sarbanes Oxley procedures.
•	$(0.1)	million – reduction in foreign exchange costs resulting from the Company’s hedging program and more favorable rates.
•	$0.1
million – in increased operating costs in China were the result of the large increase in direct international sales made by China, are now allocated to SG&A costs, previously allocated to cost of goods sold.

•	$0.2
million – professional fees increased resulting from analysis of tax issues and an IRS audit. The company has changed independent auditing firms in the expectation that such professional fees will be reduced in the future.

Qualytextil, Brazil operating expenses increased $1.7 million in Q2 FY2010 compared with Q2 FY2009. Major factors in this increase are as follows:

•	$1.1	million – Brazil operating expenses in Q1 of this year. Brazil operations were not included in Q1 last year, as it was acquired effective May 1, 2008.
•	$0.3
million – start-up expenses in connection with Qualytextil gearing up to sell Lakeland branded products. This includes hiring 20 sales and logistical support staff, printing of catalogs, lease of two new distribution centers and increased travel expense.

•	$0.1	million –in additional employee benefits and payroll taxes resulting from hiring as employees certain people who had been performing services on an out-sourcing basis.
•	$0.2	million – miscellaneous increases.

Operating profit. Operating profit decreased 75.5% to $0.9 million for the six months ended July 31, 2009 from $3.6 million for the six months ended July 31, 2008.  Operating margins were 1.9% for the six months ended July 31, 2009 compared to 6.6% for the six months ended July 31, 2008.

Interest Expenses.  Interest expenses increased by $0.1 million for the six months ended July 31, 2009 as compared to the six months ended July 31, 2008 due to higher borrowing levels outstanding, mainly due to the funding for the Qualytextil acquisition and higher inventory levels, partially offset by lower interest rates in the current year.

Income Tax Expense.  Income tax expenses consist of federal, state, and foreign income taxes.  Income tax expenses decreased $0.4 million, or 50.9%, to $0.4 million for the six months July 31, 2009 from $0.9 million for the six months ended July 31, 2008.  Our effective tax rates were 80% and 25.4% for the six months ended July 31, 2009 and 2008, respectively. Our effective tax rate for the current year was affected by a $350,000 allowance against deferred taxes resulting from the India restructuring recorded in Q1, losses in India with no tax benefit, tax benefits in Brazil resulting from government incentives and goodwill write-offs, and credits to prior year taxes in the U.S. not previously recorded.

Net Income.  Net income decreased $2.4 million, or 95.8% to $0.1 million for the six months ended July 31, 2009 from $2.5 million for the six months ended July 31, 2008. The decrease in net income primarily resulted from a decrease in sales, larger losses in India and reduction in gross margins in disposables and Brazil, a $350,000 allowance against deferred taxes resulting from the India restructuring , offset by management’s cost reduction program.

Liquidity and Capital Resources

Cash Flows. As of July 31, 2009 we had cash and cash equivalents of $4.5 million and working capital of $47.5 million; an increase of $1.7 million and a decrease of $23.4 million, respectively, from January 31, 2009. Our primary sources of funds for conducting our business activities have been cash flow provided by operations and borrowings under our credit facilities described below. We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures. The decrease in working capital is mainly due to the debt outstanding under the Revolving Credit at July 2009 being classified as current since it is due in July 2010.

Net cash provided by operating activities of $8.9 million for the six months ended July 31, 2009 was due primarily to net income of $0.1 million and a decrease in inventories of $7.7 million, with an increase in accounts receivable of $1.3 million. Net cash used in financing activities of $6.5 million in the six months ended July 31, 2009, was mainly due to repayment of the Company’s revolving line of credit. Cash flows from investing activities was a result of the purchases of property and equipment.

We currently have one credit facility - a $30 million revolving credit, of which $17.7 million of borrowings were outstanding as of July 31, 2009.  Our credit facility requires that we comply with specified financial covenants relating to fixed charge ratio, debt to EBIDTA coverage, and inventory and accounts receivable collateral coverage ratios.  These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business.  Default under our credit facility would allow the lender to declare all amounts outstanding to be immediately due and payable.  Our lender has a security interest in substantially all of our assets to secure the debt under our credit facility.  As of July 31, 2009, we were in compliance with all covenants contained in our credit facility, except for the ratio of debt to EBITDA. Such exception has been waived by the lender for the quarter ended July 31, 2009.

We believe that our current cash position of $4.5 million, our cash flow from operations along with borrowing availability under our $30 million revolving credit facility will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

Capital Expenditures. Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment, and leasehold improvements, as well as payments related to the construction of our new facilities in China. Our facilities in China are not encumbered by commercial bank mortgages, and thus Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. Our capital expenditures are expected to be approximately $1.5 million for capital equipment, primarily computer equipment and apparel manufacturing equipment in fiscal 2010, and plant renovations in Brazil.

Foreign Currency Exposure.  The Company has foreign currency exposure, principally through its investment in Brazil, sales in Canada, Latin America and the UK and production in Mexico and China.  Management has commenced a hedging program to offset this risk by purchasing forward contracts to sell the Canadian Dollar, Euro and Great Britain Pound.  Such contracts for the Euro and Pound are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the company.  Management has decided not to hedge its long positions in the Chinese Yuan and Brazilian Real.

The Company recognizes all derivatives as either assets or liabilities at fair value and may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments.

The Company had one derivative instrument outstanding July 31, 2008 which was treated as a cash flow hedge intended for forecasted purchases of merchandise by the Company’s Canadian subsidiary.

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

The company has a net investment in Brazil denominated in foreign currency of approximately 22 million Brazilian Reals. Management has decided not to hedge this investment at this time. Applying translation methodology per SFAS 52 results in a Currency Translation Adjustment of $926,537, included in Other Comprehensive Loss in Stockholders’ Equity on the Balance Sheet at July 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Item 4.	Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of the our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2009. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2009 for the reasons discussed below, to ensure them that information relating to the Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our Chief Executive Officer and Chief Financial Officer have concluded that we no longer have a material weakness over our China operations and financial reporting as of July 31, 2009.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2009. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of July 31, 2009. Our Chief Executive Officer and Chief Financial Officer have concluded that we no longer have a material weakness over our inventory relating to sales of raw material waste in China at July 31, 2009.

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

Lakeland Industries, Inc.’s management, with the participation of Lakeland Industries, Inc.’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the second quarter of fiscal 2010.  Based on that evaluation, management concluded that other than the China Internal Control Committee discussed above, there have not been changes in Lakeland Industries, Inc.’s internal control over financial reporting during the second quarter of fiscal 2010 that have materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting.

Holtz Rubenstein Reminick LLP, the Company's previous independent registered public accounting firm has issued a report on management’s assessment of the Company’s internal control over financial reporting. That report dated April 14, 2009 is included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.

 Changes in Internal Control over Financial Reporting

Other than the China Internal Control Committee discussed above and the appointment of a new financial manager at one of the Company’s China subsidiaries, there have been no other changes in Lakeland Industries, Inc.’s internal control over financial reporting during the second quarter of fiscal 2010 that have materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1, 2, 3, and 5 are not applicable

Item 4.	Submission of Matter to a Vote of Security Holders:

The annual meeting of shareholders of the Company (the “Annual Meeting”) was held on June 17, 2009 in Ronkonkoma, New York. The Company had 5,523,288 shares of common stock outstanding as of April 27, 2009, the record date for the Annual Meeting.

1.      The following persons were elected Directors pursuant to the votes indicated

Nominee	For	Withheld
Eric O. Hallman	4,003,548	1,139,080
Stephen M. Bachelder	4,003,548	1,139,080
John J. Collins	4,003,548	1,139,080

2.	Board proposal to approve the Company’s 2009 Restricted Stock Program (the “incentive Proposal”)

For	Against	Abstain	Broker-Non-Vote
3,084,348	680,554	1,668	1,376,058

3.	Ratification of the appointment of Warren, Averett, Kimbrough & Marino LLC as the Registrant’s Independent Public Accountant as follows:

For	Against	Abstain	Broker-Non-Vote
4,501,126	635,966	5,536	——

Item 6.	Exhibits and Reports on Form 8-K:

Reports on Form 8-K:

On June 9, 2009, the Company filed a Form 8-K under item 2.02 for the purpose of furnishing a press release announcing the Company's Q1 FY10 financial results for the reporting period ended April 30, 2009.

Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.18	Agreement of non-residential rent between Lakeland (Beijing) Safety Products Limited and Yeqing Plaza dated June 11, 2009. (filed herein)
10.19	Dissolution of non-residential rent Agreement between Ceprin Empreendimentos e Participacoes S.A. and Qualytextil, S.A. dated July 22, 2009. (filed herein)
10.20	Agreement of non-residential rent between Lakeland Industries, Inc. and Acrilicos Palopoli S.A. (filed herein)
10.21	Waiver letter from Wachovia Bank, NA dated September 4, 2009 regarding the Default under the Loan Agreement. (filed herein)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: September 9, 2009	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President,
Secretary and General Counsel
(Principal Executive Officer and Authorized Signatory)

Date: September 9, 2009	/s/Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)