Form 10-Q
period 2009-10-31
LAKELAND INDUSTRIES INC
filed 2009-12-10
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 10, 2009
Common Stock, $0.01 par value per share	5,437,534

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

The forward-looking statements in this 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us.  These statements are not statements of historical fact.  Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements.  Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•
Our ability to obtain fabrics and components from key suppliers such as DuPont and other manufacturers at competitive prices or prices that vary from quarter to quarter. We have had various talks with DuPont since 1998 about relationship changes and these discussions continue to date. As to what form these changes may take, we cannot speculate;

•	Risks associated with our international manufacturing and start up sales operations;
•	Potential fluctuations in foreign currency exchange rates;
•	Our ability to respond to rapid technological change;
•	Our ability to identify and complete acquisitions or future expansion;
•	Our ability to manage our growth;
•	Our ability to recruit and retain skilled employees, including our senior management;
•	Our ability to accurately estimate customer demand;
•	Competition from other companies, including some with much greater resources;
•	Risks associated with sales to foreign buyers;
•	Restrictions on our financial and operating flexibility as a result of covenants in our credit facilities;
•	Our ability to obtain additional funding to expand or operate our business as planned;
•	The impact of a decline in federal funding for preparations for terrorist incidents;
•	The impact of potential product liability claims;
•	Liabilities under environmental laws and regulations;
•	Fluctuations in the price of our common stock;
•	Variations in our quarterly results of operations;
•	The cost of compliance with the Sarbanes-Oxley Act of 2002 and rules and regulations relating to corporate governance and public disclosure;
•	The significant influence of our directors and executive officer on our company and on matters subject to a vote of our stockholders;
•	The limited liquidity of our common stock;
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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2009	January 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash	$4,846,943	$2,755,441
Accounts receivable; net of allowance for doubtful accounts of $31,477 at October 31, 2009 and $104,500 at January 31, 2009	16,215,691	13,353,430
Inventories, net of allowances of $777,808 at October 31, 2009 and $657,000 at January 31, 2009	44,113,038	57,074,028
Deferred income taxes	1,989,234	2,578,232
Prepaid income tax and other current assets	2,621,538	2,602,292
Total current assets	69,786,444	78,363,423
Property and equipment, net of accumulated depreciation of $10,346,830 at October 31, 2009 and $8,929,669 at January 31, 2009	14,063,441	13,736,326
Intangibles and other assets, net	5,998,576	4,405,833
Goodwill	6,121,162	5,109,136
	$95,969,623	$101,614,718
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,533,109	$3,853,890
Accrued expenses	3,010,681	3,504,218
Borrowing under revolving credit facility expiring July 7, 2010 (*See Note 6)	14,220,466	—
Current maturity of long-term debt	92,368	94,000
Total current liabilities	21,856,624	7,452,108
Canadian warehouse loan payable (net of current maturity)	1,585,638	1,368,406
Borrowings under revolving credit facility (*See Note 6)	—	24,408,466
Other liabilities	99,088	74,611
Deferred income tax	123,445	—
Total Liabilities	23,664,795	33,303,591
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $.01 par; authorized 1,500,000 shares (none issued)
Common stock $.01 par; authorized 10,000,000 shares; issued and outstanding 5,564,732 and 5,523,288 shares at October 31, 2009 and at January 31, 2009, respectively	55,648	55,233
Less treasury stock, at cost, 125,322 shares at October 31, 2009 and 107,317 shares at January 31, 2009	(1,353,247)	(1,255,459)
Additional paid-in capital	49,604,844	49,511,896
Accumulated other comprehensive (loss) (See Note 12)	(108,692)	(4,191,801)
Retained earnings	24,106,275	24,191,258
Stockholders' equity	72,304,828	68,311,127
	$95,969,623	$101,614,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

* Since the current revolving credit facility comes due July 7, 2010, the Bank loan amounts have been reclassified from long-term to current. We expect to replace this facility with a new three year term by January 31, 2010.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	October 31,		October 31,
	2009	2008	2009	2008
Net sales	$22,285,254	$25,159,948	$69,309,908	$80,005,141
Cost of goods sold	16,629,456	17,989,076	51,406,802	57,994,805
Gross profit	5,655,798	7,170,872	17,903,106	22,010,336
Operating expenses	5,468,067	5,110,642	16,823,378	16,308,254
Operating profit	187,731	2,060,230	1,079,728	5,702,082
Interest and other income, net	6,260	44,270	60,512	130,159
Interest expense	* (571,537)	(284,463)	* (991,786)	(637,958)
Income (loss) before income taxes	(377,546)	1,820,037	148,454	5,194,283
Provision (benefit) for income taxes	(187,377)	446,876	233,437	1,303,466
Net income (loss)	$(190,169)	$1,373,161	$(84,983)	$3,890,817
Net income (loss) per common share*:
Basic	$(.03)	$0.25	$(.02)	$0.71
Diluted	$(.03)	$0.25	$(.02)	$0.71
Weighted average common shares outstanding:
Basic	5,438,400	5,415,971	5,420,244	5,442,690
Diluted	5,458,777	5,456,536	5,440,484	5,480,689

The accompanying notes are an integral part of these condensed financial statements.

* Interest expense has increased because the Company has accrued $297,000 as a non-recurring expense to buy out the remaining term of an interest rate swap with its current bank due July 7, 2010 in order to move to its new three year revolving credit agreement under negotiation with TD Bank.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(UNAUDITED)

Nine months ended October 31, 2009

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	(loss)	Total
Balance January 31, 2009	5,523,288	$55,233	$49,511,896	(107,317)	$(1,255,459)	$24,191,258	$(4,191,801)	$68,311,127
Net (loss)	—	—	—	—	—	(84,983)	—	(84,983)
Stock Repurchase Program	—	—	—	(18,005)	(97,788)	—	—	(97,788)
Other Comprehensive Income	—	—	—	—	—	—	4,083,109	4,083,109
Stock-Based Compensation:
Restricted Stock	—	—	151,831	—	—	—	—	151,831
Director options granted at fair market value	—	—	47,068	—	—	—	—	47,068
Director stock options exercised	3,267	33	23,529	—	—	—	—	23,562
Shares issued from Restricted Stock Plan	38,177	382	—	—	—	—	—	382
Return of shares in lieu of payroll tax withholding	—	—	(111,000)	—	—	—	—	(111,000)
Cash paid in lieu of issuing shares	—	—	(18,480)	—	—	—	—	(18,480)
Balance October 31, 2009	5,564,732	$55,648	$49,604,844	(125,322)	$(1,353,247)	$24,106,275	$(108,692)	$72,304,828
Total Comprehensive Income:
Net loss								$(84,983)
Foreign Exchange translation adjustments
Qualytextil, SA, Brazil							$3,513,397
Canada Real Estate							78,367
UK							(136,089)
China							53
								3,455,728
Interest rate swap								627,381
Total Comprehensive Income								$3,998,126

The accompanying notes are an integral part of these financial statements.

LAKELAND INDUSTRIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	October 31,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$(84,983)	$3,890,817
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock based compensation	177,092	226,540
Provision for doubtful accounts	(72,658)	(9,000)
Provision for inventory obsolescence	121,023	(114,000)
Depreciation and amortization	1,265,310	1,231,285
Deferred income tax	712,443	(165,032)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(2,789,603)	(369,967)
(Increase) decrease in inventories	12,839,967	(3,492,428)
(Increase) in other assets	(1,722,989)	(2,183,085)
Increase (Decrease) in accounts payable, accrued expenses and other liabilities	2,555,350	(74,850)
Net cash provided by (used in) operating activities	13,000,952	(1,059,720)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,068,006)	(1,588,511)
Acquisition of Qualytextil, S.A.	—	(13,669,763)
Net cash used in investing activities	(1,068,006)	(15,258,274)

Cash Flows from Financing Activities:
Purchases of stock under stock repurchase program	(97,788)	(1,255,459)
Proceeds from exercise of stock option	23,562	—
Director options granted	47,068	—
Shares issued under Restricted Stock Program	133,733	—
Net borrowings (repayments) under loan agreements	(9,948,019)	2,933,933
Borrowing to fund Qualytextil Acquisition	—	13,344,466
Net cash provided by (used in) financing activities	(9,841,444)	15,022,940

Net increase (decrease) in cash	2,091,502	(1,295,054)
Cash and cash equivalents at beginning of period	2,755,441	3,427,672
Cash and cash equivalents at end of period	$4,846,943	$2,132,618

The accompanying notes are an integral part of these financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Business

Lakeland Industries, Inc. and Subsidiaries, a Delaware corporation, organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is the United States. No customer accounted for more than 10% of net sales during the three and nine month periods ended October 31, 2009 and 2008, respectively.

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

We have evaluated subsequent events through the time of filing on December 10, 2009, the date of issuance of our financial statements.

The results of operations for the three and nine month periods ended October 31, 2009 are not necessarily indicative of the results to be expected for the full year.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) released the Accounting Standards Codification (“ASC”). The ASC became the single source of authoritative nongovernmental U.S. GAAP and is effective for all interim and annual periods ending after September 15, 2009. All existing accounting standards documents were superseded and any other literature not included in the ASC is considered non-authoritative. The adoption of the ASC did not have any impact on the Company’s financial condition, results of operations and cash flows, as the ASC did not change existing U.S. GAAP. The adoption of the ASC changes the approach of referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. Accordingly, references to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements in the Company’s Notes to Consolidated Financial Statements are now presented as references to the corresponding Topic in the ASC.

3.	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated.

4.	Inventories:

Inventories consist of the following:	October 31,	January 31,
	2009	2009
Raw materials	$20,971,433	$26,343,875
Work-in-process	1,709,451	2,444,160
Finished Goods	21,432,154	28,285,993
TOTAL	$44,113,038	$57,074,028

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in-first-out basis) or market.

5.	Earnings Per Share:

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

The following table sets forth the computation of basic and diluted earnings per share at October 31, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Numerator
Net income (loss)	$(190,169)	$1,373,161	$(84,983)	$3,890,817
Denominator
Denominator for basic earnings per share	5,438,400	5,415,971	5,420,244	5,442,690
(Weighted-average shares which reflect 125,322 and 122,547 weighted average common shares in the treasury as a result of the stock repurchase program for the three months and the nine months ended October 31, 2009, respectively)

Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	20,377	40,565	20,240	37,999
Denominator for diluted earnings per share (adjusted weighted average shares)	5,458,777	5,456,536	5,440,484	5,480,689
Basic earnings (loss) per share	$(.03)	$0.25	$(.02)	$0.71
Diluted earnings (loss) per share	$(.03)	$0.25	$(.02)	$0.71

6.	Revolving Credit Facility

At October 31, 2009, the balance outstanding under our five year revolving credit facility amounted to $14.2 million. In May 2008, the facility was increased from $25 million to $30 million. The credit facility is collateralized by substantially all of the assets of the Company. The credit facility contains financial covenants, including, but not limited to, fixed charge ratio, funded debt to EBIDTA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at October 31, 2009 and for the period then ended, except for the debt to EBITDA ratio. Default under our credit facility would allow the lender to declare all amounts outstanding to be immediately due and payable. The weighted average interest rate for the nine month period ended October 31, 2009 was 3.32%, excluding the buy-out of the interest rate swap.

The Company has solicited and received proposals from several other banks, in addition to a proposal from its existing bank. The Company has signed a term sheet with TD Bank and is working towards closing a new facility by January 31, 2010. Management believes it will have a facility under nearly as favorable terms as it currently had. Management believes that should the proposed facility with TD Bank not close, it will be able to obtain other funding on terms nearly as favorable.

In light of the default per above and the likelihood of changing banks, the Company may have to buy out the remaining term of its interest rate swap. The Company has reclassified $297,000 from other comprehensive loss to allow for this buy-out and included this in interest expense.

7.	Major Supplier

We purchased 13% of our raw materials from one supplier during the nine month period ended October 31, 2009. We normally purchase approximately 75% of our raw material from this suppler. We carried higher inventory levels in Q3 and Q4 FY09 and limited our material purchases in FY10. We expect this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; however, our competitive position in the marketplace could be adversely affected. See Part I – Risk Factors

8.	Employee and Director Equity Compensation

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

The following table represents our stock options granted, exercised, and forfeited during the nine months ended October 31, 2009.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2009	20,567	$13.42	2.27 years	$1,594
Granted in the nine months ended October 31, 2009	8,000	$6.88	6.00 years	$6,950
Exercised in the nine months ended October 31, 2009	(3,267)	$7.21	—	—
Cancelled/Expired in the nine months ended October 31, 2009	(1,000)	$13.10	—	—
Outstanding at October 31, 2009	24,300	$11.13	2.96 years	$5,570
Exercisable at October 31, 2009	21,300	$11.57	2.59 years	$0

Restricted Stock Plan and Performance Equity Plan

On June 21, 2006, the shareholders of the Company approved a restricted stock plan (The “2006 Equity Incentive Plan”).  A total of 253,000 shares of restricted stock were authorized under this plan. On June 17, 2009, the shareholders of the Company authorized 253,000 shares under the restricted stock plan (The “2009 Equity Incentive Plan”).  Under the restricted stock plan, eligible employees and directors are awarded performance-based restricted shares of the Corporation’s common stock.  The amount recorded as expense for the performance-based grants of restricted stock are based upon an estimate made at the end of each reporting period as to the most probable outcome of this plan at the end of the three year performance period. (e.g., baseline, maximum or zero).  In addition to the grants with vesting based solely on performance, certain awards pursuant to the plan have a time-based vesting requirement, under which awards vest from two to three years after grant issuance, subject to continuous employment and certain other conditions.  Restricted stock has no voting rights until fully vested and issued, and the underlying shares are not considered to be issued and outstanding until vested.

Under the 2009 Equity Incentive Plan, the Company has granted up to a maximum of 230,555 restricted stock awards as of October 31, 2009. All of these restricted stock awards are non-vested at October 31, 2009 (165,725 shares at “baseline”) and have a weighted average grant date fair value of $8.00. Under the 2006 Equity Incentive Plan, there are outstanding as of October 31, 2009 unvested grants of 5,558 shares under the stock purchase match program and 23,311 shares under the bonus in stock program. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of October 31, 2009, unrecognized stock-based compensation expense related to restricted stock awards totaled $1,900,124, consisting of $55,686 remaining under the 2006 Equity Incentive Plan and $1,844,438 under the 2009 Equity Incentive Plan, before income taxes, based on the maximum performance award level, less what has been charged to expense on a cumulative basis through October 31, 2009, which was set at zero.  Such unrecognized stock-based compensation expense related to restricted stock awards totaled $1,325,800 at the baseline performance level. The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years.  The board has estimated its current performance level to be at the zero level and expenses have been recorded accordingly.  The performance based awards are not considered stock equivalents for EPS purposes.

Stock-Based Compensation

The Company recognized total stock-based compensation costs of $177,092 and $226,540 for the nine months ended October 31, 2009 and 2008, respectively, of which $133,372 results from the 2006 Equity Incentive Plan, $0 results from the 2009 Equity Incentive Plan, and $43,720 results from the Director Option Plan in 2009. $194,996 results from the 2006 Equity Incentive Plan and $31,544 results from the Director Option Plan in 2008.  These amounts are reflected in selling, general and administrative expenses.  The total income tax benefit recognized for stock-based compensation arrangements was $63,753 and $81,554 for the nine months ended October 31, 2009 and 2008, respectively.

9.	Manufacturing Segment Data

Domestic and international sales are as follows in millions of dollars:

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2009		2008		2009		2008
Domestic	$14.3	64%	$18.8	75%	$46.9	68%	$61.3	77%
International	8.0	36%	$6.4	25%	22.4	32%	$18.7	23%
Total	$22.3	100%	$25.2	100%	$69.3	100%	$80.0	100%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Decatur, Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products; Jerez, Mexico (primarily disposable, glove and chemical suit production; St. Joseph, Missouri; and, Shillington, Pennsylvania (primarily fire, hi-visibility and woven products production) and Brantford, Ontario, Canada (primarily disposables sales and distribution). We also maintain three manufacturing facilities in China (primarily disposable and chemical suit production) and a glove manufacturing facility in New Delhi, India. On May 13, 2008, we acquired Qualytextil S.A. which manufactures primarily fire protective apparel for the Brazilian market. Our China facilities produce the majority of the Company’s products. The accounting policies of these operating entities are the same as those described in Note 1 to our  Annual Report on Form 10-K for the year ended January 31, 2009. We evaluate the performance of these entities based on operating profit which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in the U.S.A., Brazil, Canada, Europe, Chile, China, Argentina and India which sell and distribute products shipped from the United States, Mexico, Brazil, China, and recently India.

The table below represents information about reported manufacturing segments for the three and nine month periods noted therein:

	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, (in millions of dollars)
	2009	2008	2009	2008
Net Sales:
North America and other foreign	$17.65	$22.54	$56.79	$73.86
Brazil	3.38	2.44	9.21	5.52
China	4.55	5.31	13.95	16.75
India	.20	.12	.55	.29
Less inter-segment sales	(3.50)	(5.25)	(11.19)	(16.42)
Consolidated sales	$22.28	$25.16	$69.31	$80.00
Operating Profit:
North America and other foreign	$(.20)	$1.37	$(.16)	$3.14
Brazil	(.12)	.34	(.18)	1.14
China	.55	.63	2.0	2.38
India	(.22)	(.22)	(.68)	(.63)
Less inter-segment profit	.18	(.06)	.1	(.33)
Consolidated profit	$.19	$2.06	$1.08	$5.70
Identifiable Assets (at Balance Sheet date):
North America and other foreign	—	—	$57.57	$79.57
Brazil	—	—	19.98	6.63
China	—	—	14.47	12.54
India	—	—	3.95	4.38
Consolidated assets	—	—	$95.97	$103.13
Depreciation and Amortization Expense:
North America and other foreign	$.20	$.14	$.61	$.64
Brazil	.05	.11	.10	.11
China	.08	.07	.24	.21
India	.11	.09	.31	.27
Consolidated depreciation expense	$.44	$.41	$1.26	$1.23

10.	Uncertain Tax Positions

U.S. GAAP prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under U.S. GAAP, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company has no accrued interest as of October 31, 2009.

The Company is subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions and a number of foreign jurisdictions.   The Company’s federal income tax returns for the fiscal year ended January 31, 2007 have been audited by the Internal Revenue Service. Such audit is complete with a final “No Change Letter” received by the Company.

Our three major foreign tax jurisdictions are China, Canada and Brazil. According to China tax regulatory framework, there is no statute of limitation on fraud or any criminal activities to deceive tax authorities. However, the general practice is going back five years, and general practice for records maintenance is fifteen years.  Our China subsidiaries were audited during the tax year 2007 for the tax years 2006, 2005 and 2004, respectively. Those audits are associated with ordinary course of business. China tax authorities did not perform tax audits associated with ordinary course of business during tax year 2008 or during the current year as of current filing date.   China tax authorities performed a fraud audit but the scope was limited to the fraud activities found in late tax year 2008 in late FY09. This audit covered tax years from 2003 through 2008. We have reached a settlement with the Chinese Government in January 2009. Please see Note 17 of our Annual Report on Form 10-K for further details on the fraud issue. China tax authorities have performed limited reviews on all China subsidiaries as of tax year 2008, with no significant issues noted. As a result, we can reasonably conclude that we do not anticipate any foreseeable future liabilities.

Lakeland Protective Wear, Inc., our Canadian subsidiary, follows Canada tax regulatory framework recording its tax expense and tax deferred assets or liabilities. The Company has been audited once by the Canada tax authority. As of this statement filing date, we believe the Company’s tax situation is reasonably stated and we do not anticipate future tax liability.

Qualytextil, S.A. has never been audited under Brazilian Federal tax authorities, but by law in Brazil they are allowed to audit the five most recent years. We do not anticipate significant tax liability upon any future tax audits in Brazil.

Effective with the nine months ended October 31, 2009, management changed its estimates for the deferred tax asset to be realized upon the final restructuring of its Indian operations. Accordingly, management has recorded an allowance of $350,000 against the ultimate realization of the $750,000 included in Deferred Income Taxes on the accompanying balance sheet.

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

12.	Derivative Instruments and Foreign Currency Exposure

The Company has foreign currency exposure, principally through its investment in Brazil, sales in Canada, Chile and the UK and production in Mexico and China.  Management has commenced a hedging program to offset this risk by purchasing forward contracts to sell the Canadian Dollar and Chilean Peso.  Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the company.  Management has decided not to hedge its long position in the Chinese Yuan, the Brazilian Real, the Euro and Great Britain Pound

Effective January 1, 2009, the Company adopted the provisions of revised GAAP covering Derivative Instruments and Hedging Activities. This standard requires recognition of all derivatives as either assets or liabilities at fair value and may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments. The Company had no derivative instruments outstanding at October 31, 2009 for foreign exchange.

Interest Rate Risk Management

We are exposed to interest rate risk from debt. We have hedged against the risk of changes in the interest rate associated with our variable rate Revolving Credit by entering into a variable-to-fixed interest rate swap agreement, designated as fair value hedge, with a total notional amount of $18 million as of October 31, 2009. We assume no hedge ineffectiveness as each interest rate swap meets the short-cut method requirements under U.S. GAAP for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt, both are reported in interest and other income and no net gain or loss is recognized in earnings.

The fair value of the interest rate swap in a net liability position is included in Other Liabilities on the balance sheet.

In accordance with the bank status described in Note 6, management has reclassified $297,000 from other comprehensive loss to allow for the subsequent buy-out of the interest rate swap.

The fair values of all derivatives recorded on the consolidated balance sheet are as follows:

	October 31, 2009	January 31, 2009
Unrealized (Losses):
Interest rate swaps	$(0)	$(627,380)

The financial statements of foreign subsidiaries whose functional currency is designated as other than the U.S. Dollar, when translated into USD results in a Currency Translation Adjustment included in Other Comprehensive Loss on the Balance Sheet as follows at October 31, 2009:

Gain (loss)
Brazil	$40,201
UK	(136,089)
Canada Warehouse	(12,857)
China	53
Total Translation loss	$(108,692)

13.	Reclassifications

Certain reclassifications were made in the previous year’s statement of income to conform with current classifications.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. Our products are sold by our in-house sales force and independent sales representatives to a network of over 1,000 safety, fire and mill supply distributors. These distributors in turn supply end user industrial customers such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, janitorial, pharmaceutical and high technology electronics manufacturers, as well as hospitals and laboratories. In addition, we supply federal, state and local governmental agencies and departments such as fire and police departments, airport crash rescue units, the Department of Defense, the Centers for Disease Control, and numerous other agencies of the federal, state and local governments.

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

Substantially all the Company’s sales are made through distributors, except in Brazil. There are no significant differences across product lines or customers in different geographical areas in the manner in which the Company’s sales are made.

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

Valuation of Goodwill and Other Intangible Assets. Goodwill and other intangible assets are no longer amortized, but are assessed for impairment annually and upon occurrence of an event that indicates impairment may have occurred. Goodwill impairment is evaluated utilizing a two-step process as required by U.S. GAAP. Factors that we consider important that could identify a potential impairment include:  significant underperformance relative to expected historical or projected future operating results; significant changes in the overall business strategy; and significant negative industry or economic trends. When we determine that the carrying value of intangibles and goodwill may not be recoverable based upon one or more of these indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method.  Estimating future cash flows requires our management to make projections that can differ materially from actual results.

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

Significant Balance Sheet Fluctuation October 31, 2009 as compared to January 31, 2009

Cash increased by $2.1 million as borrowings under the revolving credit facility decreased by $10.2 million at October 31, 2009, mainly due to the reduction in inventory levels. Accounts receivable increased by $2.9 million mainly resulting from government agency receivables in Brazil.  Inventory decreased by $13.0 million, mainly due to lower levels of raw material purchasing and lower production in its China plants. Accounts payable increased by $0.7 million due to an increase in Brazil payables and a large vendor credit at January 31, 2009 which was subsequently applied. Other assets increased by $1.6 million, mainly due to currency exchange fluctuation in Brazil.

At October 31, 2009 the Company had an outstanding loan balance of $14.2 million under its facility with Wachovia Bank, N.A. compared with $24.4 million at January 31, 2009, with the decrease mainly due to reductions in the Company’s inventory levels. Total stockholders equity increased principally due to the foreign exchange gains from the Brazilian operations, and offset by the Company’s stock repurchase program of purchases of $0.1 million in FY10 and the net loss for the period of $0.1 million.

Three months ended October 31, 2009 as compared to the three months ended October 31, 2008

Net Sales. Net sales decreased $2.9 million, or 11.4% to $22.3 million for the three months ended October 31, 2009 from $25.2 million for the three months ended October 31, 2008.  The net decrease was comprised of a 26% decrease in domestic sales partially offset by a 25% increase in foreign sales. Qualytextil sales increased by $0.9 million or 38.5%. External sales from China increased by $0.4 million, or 24%, driven by sales to the new Australian distributor. Canadian sales increased by $0.1 million, or 3.5%, UK sales increased by $0.2 million, or 23.8%, Chile sales increased by $0.2 million, or 78.9%. US domestic sales decreased by $5.2 million or 26.6%.

Gross Profit. Gross profit decreased $1.5 million or 21.1% to $5.7 million for the three months ended October 31, 2009 from $7.2 million for the three months ended October 31, 2008.  Gross profit as a percentage of net sales decreased to 25.4% for the three months ended October 31, 2009 from 28.5% for the three months ended October 31, 2008. The major factors driving the changes in gross margins were:

•
Disposables gross margins declined by 10 percentage points in Q3 this year compared with Q3 last year. This decline was mainly due to higher priced raw materials and an extremely aggressive pricing environment coupled with lower volume, partially offset by labor cutbacks.

•
Brazil gross margin was 41.1% for Q3 this year compared with 49.3% last year. Several features were at play. There were several large sales which had bid requirements for complete fire ensembles including boots and/or helmets. This required Qualytextil to obtain these items from vendors. There were several issues with these vendors causing Qualytextil to use different vendors under delivery pressure, resulting in higher costs. Qualytextil is presently negotiating with a boot vendor and also a helmet vendor to obtain more reliable delivery and pricing and has begun maintaining a stock of these items on hand in inventory to avoid such problems in the future. Much of Qualytextil’s fabric used as raw materials is imported from vendors in the U.S. which caused unfavorable costs earlier in the quarter resulting from exchange rate differences. Since then the exchange rates have changed to strengthen the Brazilian real which should favorably impact the cost and margins in the future. Further, the margins obtained in FY2009 were exceptional, partially due to a very weak U.S. dollar and may not be achieved in the near future. In normal conditions, in the future, the Qualytextil margins will be expected to be between 42% and 46%.

•	Glove division reduction in volume coupled with inventory write-offs.
•	Continued gross losses of $0.2 million from India in Q3 FY2010.
•	Chemical and Reflective margins were lower than the prior year mainly due to lower volume.
•	Canada gross margin increased by 16.1 percentage points primarily from more favorable exchange rates and the local competitive pricing climate.
•	UK and Europe margins increased by 24 percentage points primarily from exchange rate differentials.
•	Chile margins increased by 10.2 percentage points primarily from higher volume and several larger sales orders.

Operating Expenses. Operating expenses increased $0.36 million, or 7.0% to $5.5 million for the three months ended October 31, 2009 from $5.1 million for the three months ended October 31, 2008.  As a percentage of sales, operating expenses increased to 24.5% for the three months ended October 31, 2009 from 20.3% for the three months ended October 31, 2008. Excluding Qualytextil in Brazil, operating expenses declined $0.2 million for Q3 FY2010 compared with Q3 FY2009. Major items comprising this are as follows:

•	$(0.1)
million - officers salaries declined, reflecting the retirement of Ray Smith to become a non-employee director and Chairman of the Board, and also reflecting an 8% across the board reduction in total officer compensation.

•	(0.1)	million - freight out declined, mainly resulting from lower volume.
•	(0.1)	million – consulting fees were reduced, resulting from using interns and revising Sarbanes Oxley procedures.
•	(0.1)	million reduction in foreign exchange cost resulting from the company’s hedging program and more favorable rates.
•	(0.2)	million - sales commissions declined, mainly resulting from lower volume.
•	0.2	million increase due to severance pay in August resulting from reduction in force.
•	0.2
million – increase in operating costs in China were the result of the large increase in direct international sales made by China, are now allocated to SG&A costs, previously allocated to cost of goods sold

•	0.3	million – miscellaneous increases

Qualytextil, Brazil operating expenses increased $0.5 million in Q3 FY2010 compared with Q3 FY2009. Major factors in this increase are as follows:

•	(0.1)	million miscellaneous decrease.
•	0.1	million – in additional employee benefits and payroll taxes resulting from hiring as employees certain people who had been performing services on an out-sourcing basis.
•	0.1	million in additional freight out and commissions resulting from higher sales volume.
•	0.4
million – start-up expenses in connection with Qualytextil gearing up to sell Lakeland branded products. This includes hiring 20 sales and logistical support staff, printing of catalogs, lease of two new distribution centers and increased travel expense.

Operating profit. Operating profit decreased 90.9% to $0.19 million for the three months ended October 31, 2009 from $2.1 million for the three months ended October 31, 2008. Operating margins were 0.8% for the three months ended October 31, 2009 compared to 8.2% for the three months ended October 31, 2008.

Interest Expenses.  Interest expenses increased by $0.29 million for the three months ended October 31, 2009 as compared to the three months ended October 31, 2008 due to higher borrowing levels outstanding, partially offset by lower interest rates in the current year. Also impacting interest expense in the current year was the charge of $297,000 resulting from the reclassification from other comprehensive loss of the anticipated buy-back of the interest rate swap.

Income Tax Provision.  Income tax provision consists of federal, state, and foreign income taxes. Income tax expenses decreased $0.6 million, or 141.9%, to $(0.2) million for the three months ended October 31, 2009 from $0.4 million for the three months ended October 31, 2008. Our effective tax rate was 49.6% for the three months ended October 31, 2009. Major factors in the October 2009 income tax expenses are losses in India and profit in Chile and UK with no tax benefit or expense, and tax benefits in Brazil resulting from government incentives and goodwill write-offs.

Net Income.  Net income decreased $1.6 million, or 113.9% to $(0.2) million for the three months ended October 31, 2009 from $1.4 million for the three months ended October 31, 2008. The decrease in net income primarily resulted from the Qualytextil results and a decrease in sales and profits across all domestic operations, coupled with an extremely aggressive pricing environment in the US for disposables.

Nine months ended October 31, 2009 as compared to the nine months ended October 31, 2008

Net Sales. Net sales decreased $10.7 million, or 13.4% to $69.3 million for the nine months ended October 31, 2009 from $80 million for the nine months ended October 31, 2008.  The net decrease was comprised of a $14.4 million decrease in domestic sales or 23.5%, partially offset by a $3.7 million increase in foreign sales or 19.8%. Qualytextil sales included in the current year were $9.2 million, while prior years sales of $5.5 million included Q2 and Q3. External sales from China increased by $1.1 million, or 24%, driven by sales to the new Australian distributor. Canadian sales were flat, UK sales decreased by $0.4 million, or 11.7%, Chile sales increased by $0.7 million, or 76%.

Gross Profit. Gross profit decreased $4.1 million or 18.7% to $17.9 million for the nine months ended October 31, 2009 from $22.0 million for the nine months ended October 31, 2008.  Gross profit as a percentage of net sales decreased to 25.8% for the nine months ended October 31, 2009 from 27.5% for the nine months ended October 31, 2008.  The major factors driving the changes in gross margins were:

•
Disposables gross margins declined by 6.1 percentage points for the nine months ended October 31, 2009 compared with Q3 last year. This decline was mainly due to higher priced raw materials and an extremely aggressive pricing environment coupled with lower volume.

•
Brazil gross margin was 42.5% for the nine months ended October 31, 2009, compared with 53% last year, but Brazil’s operations were only included for Q2 and Q3 in the prior year. Several features were at play. There were several large sales which had bid requirements for complete fire ensembles including boots and/or helmets. This required Qualytextil to obtain these items from vendors, resulting in higher costs. Qualytextil is presently negotiating with a boot and also a helmet vendor to obtain more reliable delivery and pricing and has commenced maintaining a stock of these items in inventory to avoid similar problems in the future. Much of Qualytextil’s fabric that was used as raw materials was imported from vendors in the US which caused higher costs in the quarter resulting from exchange rate differences. The exchange rates have since changed to strengthen the Brazilian Real which should favorably impact the cost and margins in the future. Further, the margin of 53% obtained in FY2009 was unusually higher, partially due to a very weak U.S. dollar and may not be achieved in the near future. In the future, the Qualytextil margins will be expected to range between 42% and 46%. There was also a large order shipped in April 2009, but bid in the summer of 2008, which included items impacted by the major change in foreign exchange rates in August to October 2008. Further, the month of March had low sales resulting in no incentives from the Brazilian government. Management expects these factors will be non-recurring.

•	Glove division reduction in volume coupled with inventory write-offs.
•	Continued gross losses of $0.4 million from India for the nine months ended October 31, 2009.
•	Chemical margins were flat for the nine months ended October 2009, mainly resulting from favorable sales mix in the first quarter, offset by lower volume in Q3.
•	Reflective margins decreased by 5.6 percentage points due to sales mix and lower volume.
•	Canada gross margin increased by 15.6 percentage points mainly resulting from more favorable exchange rates and a better economic climate.
•	UK and Europe margins increased by 5.2 percentage points mainly resulting from exchange rate differentials, unfavorable in Q1 and favorable in Q2 and Q3.
•	Chile margins increased by 4.4 percentage points mainly resulting from higher volume and several larger sales orders in FY10.

Operating Expenses. Operating expenses increased $0.5 million, or 3.2% to $16.8 million for the nine months ended October 31, 2009 from $16.3 million for the nine months ended October 31, 2008. As a percentage of sales, operating expenses increased to 24.3% for the nine months ended October 31, 2009 from 20.4% for the nine months ended October 31, 2008.  This increase as a percent of sales is largely due to Brazil operations, which runs at a higher margin with higher operating expense.  Excluding Qualytextil, operating expenses decreased $1.8 million for the nine months ended October 31, 2009 compared with the nine months ended October 31, 2008. The decrease in operating expenses, excluding Brazil, in the nine months ended October 31, 2009 as compared to the nine months ended October 31, 2008 included:

•	$(0.7)	million - freight out declined, mainly resulting from lower volume and lower prevailing carrier rates.
•	(0.6)	million - sales commissions declined, mainly resulting from lower volume.
•	(0.4)
million - officers salaries declined, reflecting the retirement of Ray Smith to become a non-employee director and Chairman of the Board, and also reflecting an 8% across the board reduction in total office compensation.

•	(0.3)	million - shareholder expenses declined, reflecting the proxy fight in the prior year.
•	(0.3)	million – reduction in foreign exchange costs resulting from the Company’s hedging program and more favorable rates.
•	(0.2)	million – consulting fees were reduced, resulting from using interns and revising Sarbanes Oxley procedures.
•	(0.1)	million reduction in employee benefits, mainly resulting from the suspension of the employer match for the 401-K plan.
•	(0.1)	million miscellaneous reductions
•	0.6
million – in increased operating costs in China were the result of the large increase in direct international sales made by China, are now allocated to SG&A costs, previously allocated to cost of goods sold.

•	0.3
million – professional fees increased resulting from analysis of tax issues and an IRS audit. The company has changed independent auditing firms in the expectation that such professional fees will be reduced in the future.

Qualytextil, Brazil operating expenses increased $1.9 million for the nine months ended October 31, 2009 compared with the nine months ended October 31, 2008. Major factors in this increase are as follows:

•	$1.1	million – Brazil operating expenses in Q1 of this year. Brazil operations were not included in Q1 last year, as it was acquired effective May 1, 2008.
•	0.6
million – start-up expenses in connection with Qualytextil gearing up to sell Lakeland branded products. This includes hiring 20 sales and logistical support staff, printing of catalogs, lease of two new distribution centers and increased travel expense.

•	0.2	million –in additional employee benefits and payroll taxes resulting from hiring as employees certain people who had been performing services on an out-sourcing basis.

Operating Profit. Operating profit decreased 81.1% to $1.1 million for the nine months ended October 31, 2009 from $5.7 million for the nine months ended October 31, 2008.  Operating margins were 1.6% for the nine months ended October 31, 2009 compared to 7.1% for the nine months ended October 31, 2008.

Interest Expenses.  Interest expenses increased by $0.4 million for the nine months ended October 31, 2009 as compared to the nine months ended October 31, 2008 because of higher amounts borrowed and lower interest rates under the Company’s credit facility. Also impacting interest expense in the current year was the charge of $297,000 resulting from the reclassification from Other Comprehensive Loss resulting from the anticipated buy-back of the interest rate swap.

Income Tax Provision.  The Income tax provision consists of federal, state, and foreign income taxes.  Income tax expenses decreased $1.1 million, or 82.1%, to $0.2 million for the nine months October 31, 2009 from $1.3 million for the nine months ended July 31, 2008.  Our effective tax rates were 157.3% and 25.1% for the nine months ended October 31, 2009 and 2008, respectively. Our effective tax rate for the current year was affected by a $350,000 allowance against deferred taxes resulting from the India restructuring recorded in Q1, losses in India with no tax benefit, tax benefits in Brazil resulting from government incentives and goodwill write-offs, and credits to prior year taxes in the U.S. not previously recorded.

Net Income.  Net income decreased $4.0 million to a loss of $0.1 million for the nine months ended October 31, 2009 from income of $3.9 million for the nine months ended October 31, 2008. The decrease in net income primarily resulted from a decrease in sales, larger losses in India and reduction in gross margins and extremely aggressive pricing environment in disposables and margin reduction and cost buildups in Brazil, a $350,000 allowance against deferred taxes resulting from the India restructuring, the reclassification from Other Comprehensive Loss of $297,000 resulting from the anticipated buy out of the interest rate swap, offset by management’s cost reduction program.

Liquidity and Capital Resources

Cash Flows. As of October 31, 2009, we had cash and cash equivalents of $4.8 million and working capital of $47.9 million; an increase of $2.0 million and a decrease of $23.0 million, respectively, from January 31, 2009. Our primary sources of funds for conducting our business activities have been cash flow provided by operations and borrowings under our credit facilities described below.  We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

Net cash provided by operating activities of $13.0 million for the nine months ended October 31, 2009 was due primarily to a decrease in inventories of $12.8 million, with an increase in accounts receivable of $2.8 million. Net cash used in investing activities of $1.1 million in the nine months ended October 31, 2009, was mainly due to the purchases of property and equipment.

We currently have one credit facility - a $30 million revolving credit, of which $14.2 million of borrowings were outstanding as of October 31, 2009.  Our credit facility requires that we comply with specified financial covenants relating to fixed charge ratio, debt to EBITDA coverage, and inventory and accounts receivable collateral coverage ratios.  These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business.  Default under our credit facility would allow the lender to declare all amounts outstanding to be immediately due and payable.  Our lender has a security interest in substantially all of our assets to secure the debt under our credit facility.  As of October 31, 2009, we were in compliance with all covenants contained in our credit facility, except for the ratio of debt to EBITDA.

The Company has solicited and received proposals from several other banks, in addition to a proposal from its existing bank. The Company has signed a term sheet with TD Bank and is working towards closing a new facility. Management believes it will have a facility under nearly as favorable terms as it currently had. Management believes that should the proposed facility with TD Bank not close, it will be able to obtain other funding on terms nearly as favorable.

We believe that our current cash position of $4.8 million, our cash flow from operations along with borrowing availability under our $30 million revolving credit facility will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months; management believes it will have a new revolving credit agreement in place by January 31, 2010.

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

Foreign Currency Exposure.  The Company has foreign currency exposure, principally through its investment in Brazil, sales in Canada, Latin America and the UK and production in Mexico and China.  Management has commenced a hedging program to offset this risk by purchasing forward contracts to sell the Canadian Dollar and Chilean Peso.  Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the company.  Management has decided not to hedge its long positions in the Chinese Yuan and Brazilian Real the Euro and Great Britain Pound

The Company recognizes all derivatives as either assets or liabilities at fair value and may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Item 4.	Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of the our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2009. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2009 for the reasons discussed below, to ensure them that information relating to the Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our Chief Executive Officer and Chief Financial Officer have concluded that we no longer have a material weakness over our China operations and financial reporting as of October 31, 2009.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of October 31, 2009. Our Chief Executive Officer and Chief Financial Officer have concluded that we no longer have a material weakness over our inventory relating to sales of raw material waste in China at October 31, 2009.

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

 Changes in Internal Control over Financial Reporting

Other than the China Internal Control Committee discussed above and the appointment of a new financial manager at one of the Company’s China subsidiaries, there have been no other changes in Lakeland Industries, Inc.’s internal control over financial reporting during the third quarter of fiscal 2010 that have materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable

Item 6.	Exhibits:

Exhibits:
10.2
License Agreement, dated and effective as of June 6, 2009, by and between Lakeland Industries, Inc. and I.E. duPont de Nemours and Company (portions of which have been filed with the SEC under a confidentiality request).

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

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: December 10, 2009	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President,
Secretary and General Counsel
(Principal Executive Officer and Authorized
Signatory)

Date: December 10, 2009	/s/ Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and Authorized
Signatory)