Form 10-Q/A
period 2009-10-31
LAKELAND INDUSTRIES INC
filed 2010-04-05
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q/A

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number:  0-15535

LAKELAND INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3115216
(State of incorporation)	(IRS Employer Identification Number)

701 Koehler Avenue, Suite 7, Ronkonkoma, New York	11779
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 10, 2009
Common Stock, $0.01 par value per share	5,437,534

Explanatory Note:

This Form 10-Q/A amends the Form 10-Q filed by Lakeland Industries, Inc. on December 10, 2009 and is being filed in order to include the fully executed License Agreement between DuPont and Lakeland previously filed as exhibit 10.23 on December 10, 2009 with redactions.

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

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: April 5, 2010	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President,
Secretary and General Counsel
(Principal Executive Officer and Authorized
Signatory)

Date: April 5, 2010	/s/Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and Authorized
Signatory)