Form 10-K
period 2010-01-31
LAKELAND INDUSTRIES INC
filed 2010-04-16
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2010
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
Yes☒    No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act)
Yes☐   No ☒
As of July 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $32,361,028 based on the closing price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 14, 2010
Common Stock, $0.01 par value per share	5,439,410

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Stockholders for the Fiscal Year	Parts [I, II, and IV]
Ended January 31, 2010 (Annual Report)

Portions of the proxy statement for the annual meeting of stockholders to be held on June 16, 2010, are incorporated by reference into Part III.

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

ITEM 1.  BUSINESS
Overview
We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing market. Our products are sold by our in-house customer service group, our regional sales managers and independent sales representatives to a network of over 1,000 safety and mill supply distributors. These distributors in turn supply end user industrial customers such as integrated oil, chemical/petrochemical, utilities, automobile, steel, glass, construction, smelting, munition plants, janitorial, pharmaceutical, mortuaries and high technology electronics manufacturers, as well as scientific and medical laboratories. In addition, we supply federal, state and local governmental agencies and departments such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security, and the Centers for Disease Control. In fiscal 2010, we had net sales of $94.1 million. Our net sales attributable to customers outside the United States were $13.0 million, $25.6 million and $32.6 million in fiscal 2008, fiscal 2009 and fiscal 2010, respectively.

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

High-End Chemical Protective Suits.   We manufacture heavy duty chemical suits made from TyChem® SL, TK and BR, and F, which are DuPont patented fabrics and our Pyrolon® CRFR and ChemMax® 3 product lines. These suits are worn by individuals on hazardous material teams to provide protection from powerful, highly concentrated and hazardous or potentially lethal chemical and biological toxins, such as toxic wastes at Super Fund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as saran gas, anthrax or ricin), and hazardous chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities. These suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. Homeland Security measures and government funding of personal protective equipment for first responders to terrorist threats or attack have since September 11, 2001 resulted in increased demand for our high-end chemical suits, and we believe a reasonable demand for these suits will continue in the future as state and local Bioterrorism grants are spent.

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

Gloves and Arm Guards.   We manufacture gloves and arm guards from Kevlar®  and Spectra® cut resistant fibers made by DuPont and Honeywell,  respectively, as well as engineered composite yarns of our Microgard antimicrobial yarns for food service markets. Our gloves are used primarily in the automotive, glass, metal fabrication and food service industries to protect the wearer’s hands and arms from lacerations and heat without sacrificing manual dexterity or comfort.

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

We have purchased DuPont’s Tyvek® and TyChem® apparel grade fabrics under North American Trademark licensing agreements and other DuPont materials, such as Kevlar®, under Trademark licensing agreements. The trademark agreements require certain quality standards as a prerequisite for the use of DuPont trademarks and tradenames on the finished product manufactured by us. We believe this brand identification with DuPont and Tyvek® benefits the marketing of our largest product line, as over the past 30 years Tyvek® has become known as the standard for limited use/disposable protective clothing.

We maintain manufacturing facilities in Decatur, Alabama; Jerez, Mexico; Salvador Bahia, Brazil; AnQui City, China; Jiaozhou, China; New Delhi, India; Shillington, PA, and St. Joseph, Missouri, where our products are designed, manufactured and sold. We also have relationships with sewing subcontractors in Mexico and China, which we can utilize for unexpected production surges. Our China, Mexico, and India facilities allow us to take advantage of favorable labor and component costs, thereby increasing our profit margins on products manufactured in these facilities. Our China and Mexico facilities are designed for the manufacture of primarily limited use/disposable protective clothing as well as our high-end chemical protective suits. However, they have recently installed capabilities to manufacture all our products except chemically resistant gloves, which are made solely in our India facility. We have significantly improved our profit margins in these product lines by shifting production to our international facilities, and we continue to expand our international manufacturing capabilities to include our gloves and reusable woven and fire protective apparel product lines.

Industry Overview
The industrial work clothing market includes our limited use/disposable protective or safety clothing, our high-end chemical protective suits, our fire fighting and heat protective apparel, gloves and our reusable woven garments.

The industrial protective safety clothing market in the United States has evolved over the past 40 years as a result of governmental regulations and requirements and commercial product development. In 1970, Congress enacted the Occupational Safety and Health Act, or OSHA, which requires employers to supply protective clothing in certain work environments.  Almost two million workers are subject to OSHA standards today. Certain states have also enacted worker safety laws that further supplement OSHA standards and requirements.

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

Since 2001, federal and state purchasing of industrial protective clothing and federal grants to fire departments have increased demand for industrial protective clothing to protect first responders against actual or threatened terrorist incidents. Specific events such as the anthrax letters incidents in 2001, the 2002 U.S. Winter Olympics, the SARS epidemic in 2003, the ricin letter incidents in 2004, the spread of Avian Flu and Hurricane Katrina in 2006 have also resulted in increased peak demand for our products. In FY 2010, the Department of Homeland Security (DHS) budgeted more than two billion dollars to six various grant programs that allow states and cities to fund response capabilities through planning, organization, equipment (including the chemical protective suits we sell) and training and exercise activities. These include the “Urban Areas Security Initiative” ($832,500,000), the “State Homeland Security Program” ($842,000,000), The “Metropolitan Medical Response System Program” ($39,360,000), The “Commercial Equipment Direct Assistance Program” ($17,600,000), and the “Chemical Stockpile Emergency Preparedness Program ($67,800,000), and the “Hospital Emergency Preparedness Program” ($426,000,000). Although the FY 2011 DHS budget is not out yet, the above programs are expected to exceed $3 billion for 2010, within the same broader grant programs generically known as AFG (Assistance to Fire Fighters Grants) and SAFER (Staffing for Adequate Fire and Emergency Response) which are primarily utilized by our customer base, the fire departments.

International and Domestic Standards

Standards development, within both the U.S. and global markets, continues to challenge manufacturers as the pace of change and adoption of new standards increase. Complex and changing international standards play to Lakeland’s strengths when compared to smaller manufacturers.

Globally, standards for lower levels of protection are also changing rapidly.  In 1996, the European Committee for Standardization (CEN) adopted a group of standards that collectively comprised the only standards available for chemical protective clothing for general industry.  Because these standards established performance requirements for a wide range of chemical protective clothing, these standards have been adopted by many countries and multinational corporations outside of the European Union (EU) as minimum requirements.  This is especially true in the Asian and Pacific markets where compliance with occupational health and safety standards is being driven by World Trade Organization (WTO) membership. In addition to CEN, ASTM International and the National Fire Protection Association (NFPA) are increasing the numbers of ‘Memorandums of Understanding” (MOUs) they have in place with foreign countries as they vie for relevance on the international stage.  Developing nations that want WTO membership must establish worker safety laws as the USA did in 1970 with its OSHA laws. This movement is driving demand for our products internationally, particularly in fast GDP growth countries such as China, Brazil and India.

A number of developing nations are now becoming active in their own standards development based on existing international standards.  However the primary goal of their standards writing activity is not focused on worker protection (that is provided for by the use of international standards), rather they are attempting to establish their own certification criteria that will protect their domestic markets or favor specific regional suppliers. This presents a new challenge in that now not only are we faced with multiple test methods and standards, but we have the potential for multiple certification processes.  While this adds to product development and sales expenses, the additional cost is only incremental. The real challenge is in navigating the certification process itself.  Lakeland Industries, by virtue of its international manufacturing and sales operations, is in a unique position to capitalize on this new dynamic.

Industry Consolidation
The industrial protective clothing industry remains highly fragmented and consists of a large number of small, closely-held family businesses. DuPont, Lakeland and Kimberly Clark are the dominant disposable industrial protective apparel manufacturers. Current economic conditions have brought a lull in consolidation activities at both the manufacturing and distribution levels.  Lakeland anticipates that this will be a temporary respite as stronger manufacturers and distributors will be in a better position to acquire smaller, heavily leveraged companies as the market begins to recover.   Smaller, financially distressed companies that cannot attract buyers will likely go out of business leaving their customers to the remaining companies.  In either case, the end result equates to continued consolidation.

As these safety distributors consolidate and grow, we believe they are looking to reduce the number of safety manufacturing vendors they deal with and support, while at the same time shifting the burden of end user selling to the manufacturer. This creates a significant capital availability issue for small safety manufacturers as end user selling is more expensive, per sales dollar, than selling to safety distributors. As a result, the manufacturing sector in this industry is also seeing follow-on consolidation. DuPont has acquired Marmac Manufacturing, Inc., Kappler, Inc., Cellucup, Melco, Mfg., and Regal Manufacturing since 1998 while, in the related safety product industries, Norcross Safety Products L.L.C. (Norcross) acquired Morning Pride, Ranger-Servus, Salisbury, North and Pro Warrington, and Christian Dalloz has acquired Bacou, USA which itself acquired Uvex Safety, Inc., Survivair, Howard Leight, Perfect Fit, Biosystems, Fenzy, Titmus, Optrel, OxBridge and Delta Protection. In spring of 2008, Honeywell then acquired Norcross and, in a separate transaction, 3M acquired Aaero Corporation.

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

Business Strategy
Key elements of our strategy include:

•
Increase International Sales Opportunities. We intend to aggressively increase our penetration of the international markets for our product lines. In FY07 and FY08, we opened sales offices in Beijing, Shanghai, Chongqing, Guangzhou and Weifang, China; Tokyo, Japan; and Santiago, Chile. In FY10, we opened sales offices in Argentina and began the process of opening in Russia and Kazakhstan, and sales in our older United Kingdom operation were flat in FY2010 but increased 18% in 2009, 34.6% in fiscal 2008, and 46.6% in 2007. We expect our newer operations in Chile, China, and India to ramp up sales on a similar basis to our UK operations.  We also acquired Qualytextil, a Brazilian manufacturer with FY08 sales of $10.0 million and revenue growth of $8.4 million for the nine months in FY09 in which we owned Qualytextil and a growth in the full year of FY10 of 18% (38.4% in Q4). This strategy is driven by the fact that many Asian and South American countries have adopted legislation similar to the 1970 U.S. Occupational Health and Safety Act (OSHA) in order to facilitate their entry into the World Trade Organization (WTO) which has as a requisite for entry worker safety laws (like OSHA), social security, environmental and tax laws similar to that of the USA and Europe. These new worker safety laws have driven the demand for our products in these rapidly growing economies.

•
Acquisitions. We believe that the protective clothing market is fragmented and presents the opportunity to acquire businesses that offer comparable products or specialty products that we do not offer. We intend to consider acquisitions that afford us economies of scale, enhanced opportunity for cross-selling, expanded product offerings and an increased market presence. We acquired a facility in New Delhi, India in November 2006 where we are producing Nitrile gloves.  We also acquired Mifflin Valley, Inc., a manufacturer of high visibility protective clothing in August 2005. We closed on our acquisition of Qualytextil, a Brazilian manufacturer of fire protective clothing in May 2008. We continue to entertain other opportunities but with an eye to increase earnings.

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

•
India.  In November 2006, we purchased three facilities comprising 47,408 square feet in New Delhi, India where we are producing nitrile gloves which were sold internationally in FY10.  We have continued to enter the North American and European markets in calendar 2009 with a newly designed line of gloves, after a complete redesign and rebuild of the India machinery and equipment during FY08 and FY09.

•
Brazil. In May 2008, we acquired Qualytextil, S.A., a Brazilian manufacturer of fire protective clothing which opens up the tariff protected Mercosur markets of Brazil, Argentina, Uruguay, Paraguay and soon, by membership, Venezuela, for not only Qualytextil’s fire protective products, but also many of the products we make in the USA, China and Mexico.

•
International Sales Offices.  We have sales offices around the world to service various major markets, a greatly expanded Toronto, Canada facility that went on line in January 2008 for the Canadian market, an expanded Newport, United Kingdom office for the European Common Market that went on line in late 2007, and new sales offices in Beijing, Weifang, Guangzhou, Chongqing and Shanghai, China covering China, Australia and Southeast Asia, Tokyo, Japan for Japan and Santiago, Chile and Jerez, Mexico for the South American market. The Brazil acquisition in May 2008 completed the infrastructure for our strategy for South America. In FY10, we opened a sales office in Argentina as a spin off from our Chile operations.

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

•
Experienced Management Team. We have an experienced management team. Our executive officers, other than the CFO, average greater than 23 years of experience in the industrial protective clothing market. The knowledge, relationships and reputation of our management team helps us maintain and build our customer base.

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
High-end chemical protective suits	• TyChem®QC • TyChem® SL • TyChem® TK • TyChem® F • TyChem® BR • ChemMax® 3 and 4 • Pyrolon® CRFR • Tencate® FR cottons • Other Lakeland patented co-polymer laminates	• Chemical spills • Toxic chemicals used in many varied manufacturing processes • Terrorist attacks, biological and chemical warfare (anthrax, ricin and sarin)	• Integrated oil chemical and nuclear industries • Hazardous material teams • Fire departments (hazmat) • Government (first responders)
Fire fighting and heat protective apparel	• Nomex® • Aluminized Nomex® • Aluminized Kevlar® • PBI Matrix • Millenia® • Basofil® • Advance • Indura® Ultrasoft	• Fire, burns and excessive heat	• Municipal, corporate and volunteer fire departments • Wildland fire fighting • Hot equipment maintenance personnel and industrial fire departments • Oil well fires • Airport crash rescue
Hand & Arm Protective Products	• Kevlar® yarns • Kevlar® wrapped steel core yarns • Spectra® yarns • Composite engineered yarns • Nitrile, latex, natural rubber, neoprene compounds and mixtures thereof	• Cuts, lacerations, heat, hazardous chemicals and dermatological irritants	• Integrated oil • Automotive, glass and metal fabrication industries • Chemical plants • Food processing • Electronic industries

Product Line	Raw Material	Protection Against	End Market
Reusable woven garments	• Staticsorb carbon thread with polyester • Cotton polyester blends • Cotton • Polyester • Nomex®/FR Cottons • Nylon	• Protects manufactured products from human contamination or static electrical charge • Bacteria, viruses and blood borne pathogens • Protection from flash fires	• General industrial applications • Household uses • Clean room environments • Emergency medical ambulance services • Chemical and oil refining • Medical and laboratory facilities
High Visibility Clothing Reflective vests Jacket, Coats Jumpsuits “T” shirts, sweatshirts • Raingear • 70E Vests • Jumpsuits with reflective trim	• Polyester mesh • Solid polyester • FR polyester mesh • FR solid polyester • Modacrylic • Modacrylic anti-static ▪ FR cotton ▪ Nomex ▪ FR trims	• Lack of visibility • Heat, flame, sparks • Arc flash • Static buildup, explosive atmospheres • Fire, heat explosions	• Highway • Construction • Maintenance • Transportation • Airports • Police • Fire, EMS • Electric, coal and gas utilities • Extrication • Confined space rescue

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

We warehouse and sell our limited use/disposable garments primarily at our Decatur, Alabama, and China facilities, warehouses in Las Vegas, NV and Shillington, PA. The fabric is cut and sewn into required patterns at our four Chinese and one Mexican plant and shipped to all our sales points around the world. Our assembly facilities in China and Mexico cut, sew and package the finished garments and return them primarily to our Decatur, Alabama plant, normally within one to ten weeks, for immediate shipment to our North American customers.

In fiscal 2010, there is no independent sewing contractor that accounts for more that 5% of our production of the limited use disposable garments. We believe that we can obtain adequate alternative production capacity should any of our independent contractors become unavailable.

High-End Chemical Protective Suits

We manufacture heavy-duty chemical suits made from DuPont TyChem® QC, SL, F, BR and TK fabrics and our proprietary ChemMax® 3 and 4 fabrics. These suits are worn by individuals on hazardous material teams and within general industry to provide protection from powerful, highly concentrated and hazardous or potentially lethal chemical and biological toxins, such as toxic wastes at Super Fund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as anthrax, ricin, or saran and mustard gas), and chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities. Our line of chemical suits range in cost from $14 per coverall to $1,192. The chemical suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. We have also introduced two garments approved by the National Fire Protection Agency (NFPA) for varying levels of protection:

•
TyChem® TK – a multi-layer film laminated to a durable non-woven substrate. This garment offers the broadest temperature range for limited use garments of -94°F to 194°F. This garment is an encapsulating design and is available in National Fire Protection Agency 1991-2005 revision certified versions and meets the requirements of the flash fire option.

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

We derive a significant percentage of our sales from the Department for Homeland Security. The federal government, through the Fire Act of 2002, appropriated approximately $750 million in 2003 to fire departments in the United States and its territories to fund the purchase of, among other things, personal protective equipment, including our fire fighting and heat protective apparel and high-end chemical protective suits. An additional $750 million was appropriated for 2004, $650 million for 2005, $648 million for 2006, $547 million for 2007, $560 million for 2008, $500-600 million for 2009 and $780 million for 2010. The Bio Terrorism Preparedness and Response Act of 2002 included appropriations of $3.643 billion for Bioterrorism Preparedness and $1.641 billion for Bioterrorism Hospital Preparedness between 2002 and 2008.  Hospital Preparedness ($426 million for FY 2010) is where we expect to see future garment sales.

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

Our fire suits range in price from $795 for standard fire department turn out gear to $2,000 for certain fire proximity suits and heat protective apparel. Approximately 7% of our heat protective clothing is currently manufactured at our facility in St. Joseph, Missouri, 15% in our China facilities and the remaining 78% in our Brazil facility. Our Fyrepel® brand of fire fighting apparel continues to benefit from ongoing research and development investment, as we seek to address the ergonomic needs of stressful occupations.  Additionally, we have introduced a new NFPA certified line of our OSX turnout gear manufactured in China. Orders continue to increase as it complements our US product offering.

In order to enhance our sales, complement our existing woven products line and broaden our product offering, we have initiated a completely new product line that will be branded Fyrban. The Fyrban product offering will enable us to sell more to the fire service as well as open the doors regarding woven clothing in the electrical and industrial markets. The products that we are introducing for the fire service are as follows:

•	Fire service station wear in multiple protective fabrics

•	Fire service extrication suits in FR cotton

•	Additional wildland firefighting apparel in multiple fabrics

The products that we are introducing for the electrical and industrial markets are as follows:

•	Flame resistant arc/flash protective suits in FR cotton

•	Flame resistant shirts and pants in multiple protective fabrics

•	Flame resistant jackets in FR cotton

The products range in price from approximately $35.00 for a standard certified pant to $375.00 for a certified arc protective suit. Approximately 75% will be manufactured in our China facilities. Approximately 20% will be manufactured in our Mexico facilities, and approximately 5% will be manufactured in our St. Joseph, MO facility. The St. Joe facility will also be utilized as a finishing location for garments that need to be altered.

Hand & Arm Protective Products

We manufacture and sell specially designed hand & arm protective products made from Kevlar®, a cut and heat resistant material produced by DuPont, Spectra®, a cut resistant fiber made by Allied Signal/Honeywell and our proprietary patented engineered yarns. We are one of only nine companies licensed in North America to sell 100% Kevlar® gloves, which are high strength, lightweight, flexible and durable. Kevlar® gloves offer a better overall level of protection and lower worker injury rates, and are more cost effective than traditional leather, canvas or coated work gloves. Kevlar® gloves, which can withstand temperatures of up to 400°F and are cut resistant enough to allow workers to safely handle sharp or jagged unfinished sheet metal, are used primarily in the automotive, glass and metal fabrication industries. Our higher end string knit gloves range in price from $37 to $240 for a dozen pair.

We manufacture these string knit gloves primarily at our Mexican facility and chemical protective (Nitrile, natural rubber and neoprene) products at our Indian facility. We completed our shift of knitted glove production to Mexico in FY08 allowing for lower production and labor costs. Foreign production will allow lower fabric and labor costs.

We have received patents for our DesPro and Des ProPlus products on manufacturing processes that provide greater cut and abrasion hand protection to the areas of a glove where it wears out prematurely in various applications. For example, the areas of the thumb crotch and index fingers are made heavier than the balance of the glove providing increased wear protection and longer glove life reducing overall glove costs.  This proprietary manufacturing process allows us to produce our gloves more economically and provide a greater value to our end user.

In FY11, we will continue to combine the Indian made chemically resistant line of gloves in other lines to further broaden our new product offerings on a global basis. Further, this chemically resistant line of gloves fits well with our chemically resistant line of disposable and higher end chemical protective line of apparel, as many of the users of these suits also use these same gloves. To further enhance the hand protection product offering in FY11, a relationship has begun with a Chinese manufacturer of knit gloves with polymer (Nitrile, natural rubber, polyurethane) coatings. These new products further enhance Lakeland’s product offering in a segment of the market that is increasing quickly.

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

Last year we released a new series of High Contrast Bomber Jackets, with a polyester shell that is waterproof, breathable, and has a fire retardant (“FR”) treated fabric.  This product is intended to provide visibility to the Public Safety sector.  Public Safety as a market consists of Firemen, Police and Emergency Medical Services.  Such personnel also contend with hazards such as hot objects and sparks.  Hence the addition of the FR treatment makes this garment desirable in such working environments.

With the onset of Federal Legislation, 23CFR634, effective November 2008, all contractors and other groups, working on any highway which benefits from Federal Funds, will be required to wear class 2 or class 3 vests.  This legislation has greatly expanded the market for economically priced vests, which we manufacture in China.

Our domestic vest production occurs at Shillington, PA.  Much of the manufacturing at this facility is focused on custom vest requirements.  Many corporations and agencies, such as State Departments of Transportation, develop custom specifications which they feel are more efficient in meeting their specific needs versus an off-the-shelf product.  We also can import a significant amount of product from China to meet the demand for items in high volume commodity markets.

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

Marketing and Sales
Domestically, we employ an in-house sales force of 16 people, 3 regional sales managers and utilize 42 independent sales representatives. These employees and representatives call on over 1,000 safety and mill supply distributors nationwide and internationally in order to promote and provide product information for and sell our products. Distributors buy our products for resale and typically maintain inventory at the local level in order to assure quick response times and the ability to service their customers properly. Our sales employees and independent representatives have consistent communication with end users and decision makers at the distribution level, thereby allowing us valuable feedback on market perception of our products, as well as information about new developments in our industry. In fiscal 2010, there is no independent sewing contractor that accounts for more that 5% of our production of the limited use disposable garments. We believe that we can obtain adequate alternative production capacity should any of our independent contractors become unavailable.

We seek to maximize the efficiency of our established distribution network through direct promotion of our products at the end user level. We advertise primarily through trade publications, and our promotional activities include sales catalogs, mailings to end users, a nationwide publicity program and our Internet web site. We exhibit at both regional and national trade shows such as the National Safety Congress and the American Society of Safety Engineers and A & A show in Dusseldorf, Germany. Internationally, we employ an in-house sales force of approximately 36 people and utilize approximately 32 independent sales representatives who primarily sell directly to end users thereby attaining significantly higher margins than we obtain domestically.

Research and Development
We continue to evaluate and engineer new or innovative products. In the past five years we have acquired or introduced 139 new products, the more prominent of which are the Micromax® line of disposable protective clothing; multiple new configured lines of fire retardant work coveralls and fire turn-out gear in Brazil, China and the USA; approximately 40 new lines of Hi-Visibility products; a SARS protective medical gown for Chinese hospital personnel; the Despro®, Grapolator™ and Microgard® anti microbial cut protective glove and sleeve lines for food service; our patented Thermbar™ Mock Twist that provides heat protection for temperatures up to 600°F; 20 new lines of gloves and our new ChemMax® 1, 2, 3 and 4 fabrics for protection against intermediate chemical threats. We own 16 patents on various fabrics, patterns and production machinery. We plan to continue investing in research and development to improve protective apparel fabrics and the manufacturing equipment used to make apparel. Specifically, we plan to continue to develop new specially knit and coated gloves, woven gowns for industrial and laboratory uses, fire retardant cotton fabrics and protective non-woven fabrics. During fiscal 2008, 2009 and 2010, we spent approximately $359,000, $321,000 and $305,000, respectively, on research and development.

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

Suppliers and Materials
Our largest supplier is DuPont, from whom we purchase Tyvek®, TyChem® and Kevlar® under North American trademark licensing agreements. Commencing in 1995, anticipating the expiration of certain patents on its proprietary materials, DuPont offered certain customers of these materials the opportunity to enter into one or two year trademark licensing agreements. In fiscal 2010, we purchased approximately 17.5% of the dollar value of our materials from DuPont, and Tyvek® constituted approximately 13% of our cost of goods sold and 5% of the dollar value of our raw material purchases.  Our Tyvek/TyChem/Kevlar® trademark licenses with DuPont have been in place since 1995. Prior to 1995 we bought Tyvek® and Kevlar from DuPont under informal branding agreements for 13 years.

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

Internal Audit
We have a domestic internal audit group consisting of a manager and outside consultants who have direct access to the audit committee of our board of directors.  The team’s primary function is to insure our internal control system is functioning properly.  Additionally, the team is used from time to time to perform operational audits to determine areas of business improvements.  Working in close cooperation with the audit committee, senior management and the external auditors, the internal audit function supports management to ensure that we are in compliance with all aspects of the Sarbanes-Oxley Act.

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

Patents and Trademarks
We own 16 patents and have 6 patents in the application and approval process with the U.S. Patent and Trademark Office. We own 25 Trademarks and have 6 Trademarks in the application and approval process. Intellectual property rights that apply to our various products include patents, trade secrets, trademarks and to a lesser extent copyrights. We maintain an active program to protect our technology by ensuring respect for our intellectual property rights.

Employees
As of March 31, 2010, we had approximately 1,700 full time employees, 1,500, or 89%, of whom were employed in our international facilities and 180, or 11%, of whom were employed in our domestic facilities. An aggregate of 1,300 of our employees are members of unions. We are not currently a party to any collective bargaining agreements. We believe our employee relations to be excellent.  We presently have no contracts with these unions.

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

Item 1A. Risk Factors
RISK FACTORS
You should carefully consider the following risks before investing in our common stock.  These are not the only risks that we may face.  If any of the events referred to below actually occurs, our business, financial condition, liquidity and results of operations could suffer.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.  You should also refer to the other information in this Form 10-K and Annual Report and in the documents we incorporate by reference into this Form 10-K and Annual Report, including our consolidated financial statements and the related notes.

Risk Related to Our Business
We rely on a limited number of suppliers and manufacturers for specific fabrics, including Tyvek® and TyChem®, and we may not be able to obtain substitute suppliers and manufacturers on terms that are as favorable, or at all, if our supplies are interrupted.

Our business is dependent to a significant degree upon close relationships with vendors and our ability to purchase raw materials at competitive prices.  The loss of key vendor support, particularly support by DuPont for its Tyvek® and Tychem® products, could have a material adverse effect on our business, financial condition, results of operations and cash flows.  We do not have long-term supply contracts with DuPont or any of our other fabric suppliers.  In addition, DuPont also uses Tyvek® and TyChem® in its own products which compete directly with our products.  As a result, there can be no assurance that we will be able to acquire Tyvek®, TyChem® and other raw materials and components at competitive prices or on competitive terms in the future.  Such a change in our relationship with DuPont would adversely affect us financially. For example, certain materials that are high profile and in high demand may be allocated by vendors to their customers based upon the vendors’ internal criteria, which are beyond our control, in times of shortage.

In fiscal 2010, we purchased approximately 5% of the dollar value of our raw materials from DuPont, and Tyvek® constituted approximately 26% of our cost of goods sold.  Between 2006-2008 there were shortages in DuPont Nomex fabrics due to substantial military demand for the fabric in Iraq and Afghanistan. This reduced allocation limited our ability to meet demand for our products during those years.  Also, there can be no assurance that an adequate supply of Tyvek® or TyChem® will be available in the future.  Any shortage could adversely affect our ability to manufacture our products, and thus reduce our net sales.

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

Because most of our products are manufactured at our facilities located in China, Brazil and Mexico, our operations are subject to risk inherent in doing business internationally.  Such risks include the adverse effects on operations from war, international terrorism, civil disturbances, political instability, governmental activities and deprivation of contract and property rights.  In particular, since 1978, the Chinese government has been reforming its economic and political systems, and we expect this to continue.  Although we believe that these reforms have had a positive effect on the economic development of China and have improved our ability to successfully operate our facilities in China, we cannot assure you that these reforms will continue or that the Chinese government will not take actions that impair our operations or assets in China.  In addition, periods of international unrest may impede our ability to manufacture goods in other countries such as Mexico presently or India and could have a material adverse effect on our business and results of operations.

Our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates.

Most of our assembly arrangements with our foreign-based subsidiaries or third-party suppliers require payment to be made in U.S. dollars.  These payments aggregated $13.5 million in fiscal 2010.  Any decrease in the value of the U.S. dollar in relation to foreign currencies could increase the cost of the services provided to us upon contract expirations or supply renegotiations.  There can be no assurance that we will be able to increase product prices to offset any such cost increases, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We are also exposed to foreign currency exchange rate risks as a result of our sales in foreign countries.  Our net sales to customers in South America, Canada, Asia and EEC were $32.6 million USD, in fiscal 2010.  Our sales in these countries are usually denominated in the local currency.  If the value of the U.S. dollar increases relative to these local currencies, and we are unable to raise our prices proportionally, then our profit margins could decrease because of the exchange rate change.  Although our labor, some fabric and component costs in China are denominated in the Chinese Yuan, this currency has historically been largely pegged to the U.S. dollar, which has minimized our foreign currency exchange rate risk in China.  Recently, however, the Chinese Yuan has been allowed to float against the U.S. dollar and, therefore, we may be exposed to additional foreign currency exchange rate risk.  This risk will also increase as we continue to increase our sales in other foreign countries.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Risk.”

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

We acquired Mifflin Valley, Inc., a Pennsylvania company, on August 1, 2005, and a portion of the assets of RFB Latex, an Indian company, in November 2006, and Qualytextil, S.A. in May 2008, which currently market high visibility clothing, chemically resistant gloves and fire protective clothing, respectively.  These three new lines should accelerate our growth in the personal protective equipment market.  These acquisitions involve various risks, including: difficulties in integrating these companies’ operations, technologies, and products, the risk of diverting management’s attention from normal daily operations of the business; potential difficulties in completing projects associated with in-process research and development; risks of entering markets in which we have limited experience and where competitors in such markets have stronger market positions; initial dependence on unfamiliar supply chains; and insufficient revenues to offset increased expenses associated with these acquisitions.

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

Acquisitions involve a number of special risks in addition to those mentioned above, including the diversion of management’s attention to the assimilation of the operations and personnel of the acquired companies, the potential loss of key employees of acquired companies, potential exposure to unknown liabilities, adverse effects on our reported operating results and the amortization or write down of acquired intangible assets.  We cannot assure you that any acquisition by us will or will not occur, that if an acquisition does occur that it will not materially and adversely affect our results of operations or that any such acquisition will be successful in enhancing our business.

If we are unable to manage our growth, our business could be adversely affected.

Our operations and business have expanded substantially in recent years, with a large increase in employees and business areas in a short period of time.  To manage our growth properly, we have been and will be required to expend significant management and financial resources.  There can be no assurance that our systems, procedures and controls will be adequate to support our operations as they expand.  There can also be no assurance that our management will be able to manage our growth and operate a larger organization efficiently or profitably.  To the extent that we are unable to manage growth efficiently and effectively or are unable to attract and retain additional qualified management personnel, our business, financial condition and results of operations could be materially and adversely affected.

We must recruit and retain skilled employees, including our senior management, to succeed in our business.

Our performance is substantially dependent on the continued services and performance of our senior management and certain other key personnel, including Christopher J. Ryan, our chief executive officer, president, general counsel and secretary, Gary Pokrassa, our chief financial officer, who has 40 years of financial and accounting experience and Greg Willis, our executive vice president, due to their long experience in our industry.  Our executive officers, other than CFO, have an average tenure with us of 23 years and an average of 26 years of experience in our industry.  The loss of services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations.  In addition, any future expansion of our business will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing, customer service and manufacturing personnel, and our inability to do so could have a material adverse effect on our business, financial condition and results of operations.

Because we do not have long-term commitments from many of our customers, we must estimate customer demand, and errors in our estimates could negatively impact our inventory levels and net sales.

Our sales are generally made on the basis of individual purchase orders, which may later be modified or canceled by the customer, rather than long-term commitments.  We have historically been required to place firm orders for fabrics and components with our suppliers prior to receiving an order for our products, based on our forecasts of customer demands.  Our sales process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates, causing excess inventory to accrue or a lack of manufacturing capacity when needed.  If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect or at all.  As a result, we would have excess inventory, which would negatively impact our financial results.  Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would lose sales opportunities, lose market share and damage our customer relationships.  On occasion, we have been unable to adequately respond to delivery dates required by our customers because of the lead time needed for us to obtain required materials or to send fabrics to our assembly facilities in China, India and Mexico.

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

We derived approximately 34.7% of our net sales from customers located in foreign countries in fiscal 2010.  We intend to increase the amount of foreign sales we make in the future.  The additional risks of foreign sales include:

•	Potential adverse fluctuations in foreign currency exchange rates;

•	Higher credit risks;

•	Restrictive trade policies of foreign governments;

•	Currency nullification and weak banking institutions;

•	Changing economic conditions in local markets;

•	Political and economic instability in foreign markets; and

•	Changes in leadership of foreign governments.

Some or all of these risks may negatively impact our results of operations and financial condition.

Covenants in our credit facilities may restrict our financial and operating flexibility.

We currently have one credit facility:

•	A one year, $23.5 million revolving credit facility which commenced January 2010, of which we had $9.5 million of borrowings outstanding as of January 31, 2010.

Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to interest coverage, debt coverage, minimum consolidated net worth and earnings before interest, taxes, depreciation and amortization.  Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot assure you that we will meet the requirements of these covenants.  These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business.  Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable.  Our lenders have a security interest in substantially all of our assets to secure the debt under our current credit facilities, and it is likely that our future lenders will have security interests in our assets.  If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets.  Any event of default, therefore, could have a material adverse effect on our business.

We may need additional funds, and if we are unable to obtain these funds, we may not be able to expand or operate our business as planned.

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from sales of equity or by borrowing money, to fund acquisitions for the future growth and development of our business or to fund our operations and inventory, particularly in the event of a market downturn.  Although we have the ability until January 14, 2011 to borrow additional sums under our $23.5 million revolving credit facility, this facility contains a borrowing base provision and financial covenants that may limit the amount we can borrow thereunder or from other sources.  We may not be able to replace or renew this credit facility upon its expiration on terms that are as favorable to us or at all.  In addition, a number of factors could affect our ability to access debt or equity financing, including;

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

As a general matter, a significant portion of our sales growth to our distributors is dependent upon resale by those distributors to customers that are funded in large part by federal, state and local government funding.  Specifically, depending on the year, approximately 20-50% of our high-end chemical suit sales are dependent on government funding.  Congress passed the 2001 Assistance to Firefighters Grant Program and the Bioterrorism Preparedness and Response Act of 2002.  Both of these Acts provide for funding to fire and police departments and medical and emergency personnel to respond to terrorist incidents.  Appropriations for these Acts by the federal government could be reduced or eliminated altogether.  Any such reduction or elimination of federal funding, or any reductions in state or local funding, could cause sales of our products purchased by fire and police departments and medical and emergency personnel to decline.

We may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims.

We manufacture products used for protection from hazardous or potentially lethal substances, such as chemical and biological toxins, fire, viruses and bacteria.  The products that we manufacture are typically used in applications and situations that involve high levels of risk of personal injury.  Failure to use our products for their intended purposes, failure to use our products properly or the malfunction of our products could result in serious bodily injury to or death of the user.  In such cases, we may be subject to product liability claims arising from the design, manufacture or sale of our products.  If these claims are decided against us, and  we are found to be liable, we may be required to pay substantial damages, and our insurance costs may increase significantly as a result.  We cannot assure you that our insurance coverage would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that this or any other insurance coverage will continue to be available or, if available, that we will be able to obtain it at a reasonable cost.  Any material uninsured loss could have a material adverse effect on our financial condition, results of operations and cash flows.

Environmental laws and regulations may subject us to significant liabilities.

Our U.S. operations, including our manufacturing facilities, are subject to federal, state and local environmental laws and regulations relating to the discharge, storage, treatment, handling, disposal and remediation of certain materials, substances and wastes. Any violation of any of those laws and regulations could cause us to incur substantial liability to the Environmental Protection Agency, the state environmental agencies in any affected state or to any individuals affected by any such violation.  Any such liability could have a material adverse effect on our financial condition and results of operations.

The market price of our common stock may fluctuate widely.

The market price of our common stock could be subject to significant fluctuations in response to quarter-to-quarter variation in our operating results, announcements of new products or services by us or our competitors and other events or factors.  For example, a shortfall in net sales or net income, or an increase in losses, from levels expected by securities analysts, could have an immediate and significant adverse effect on the market price and volume fluctuations that have particularly affected the market prices of many micro and small capitalization companies and that have often been unrelated or disproportionate to the operating performance of these companies.  These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

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

In addition, the corporate governance, reporting and disclosure laws, rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors.  In particular, the Nasdaq Stock Market rules require a majority of our directors to be “independent” as determined by our board of directors in compliance with the Nasdaq rules.  It, therefore, has become more difficult and significantly more expensive to attract such independent directors to our Board.

Our directors and executive officers have the ability to exert significant influence on our Company and on matters subject to a vote of our stockholders.

As of April 14, 2010, our directors and executive officers beneficially owned approximately 20.4% of the outstanding shares of our common stock.  As a result of their ownership of common stock and their positions in our Company, our directors and executive officers are able to exert significant influence on our Company and on matters submitted to a vote by our stockholders.  In particular, as of April 14, 2010, Raymond J. Smith, our chairman of the board, and Christopher J. Ryan, our chief executive officer, president, general counsel and secretary and a director, beneficially owned approximately 9.44% and 7.61% of our common stock, respectively.  The ownership interests of our directors and executive officers, including Messrs. Smith and Ryan, could have the effect of delaying or preventing a change of control of our Company that may be favored by our stockholders generally.

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

If we fail to maintain proper and effective internal controls or are unable to remediate the material weakness in our internal controls, our ability to produce accurate and timely financial statements could be impaired, and investors’ views of us could be harmed.

 Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis involves substantial effort that needs to be reevaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have documented and tested our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting.

Based upon an evaluation performed as of January 31, 2010 and throughout fiscal 2010, we have not identified any material weaknesses in our internal controls.

Previous Material Weaknesses - In its report at April 30, 2008, management had previously identified a material weakness in its period-end financial reporting process relating to employee withholding for medical insurance. The employee withholding for medical insurance was not offset against the expenses as a result of human error and was not identified on review due to the favorable claim experience resulting in lowered expenses. This control deficiency resulted in an adjustment to our April 30, 2008 financial statements and could have resulted in an overstatement of  cost of sales and operating expenses that would have resulted in an understatement of net earnings in the amount of $127,000 to the interim financial statements if not detected and prevented.

Management had also previously identified two material weaknesses at January 31, 2008 in its period-end financial reporting process relating to the elimination of intercompany profit in inventory and the inadequate review of inventory cutoff procedures and financial statement reconciliations from one of our China subsidiaries.  The material weakness which related to the elimination of intercompany profit in inventory resulted from properly designed controls that did not operate as intended due to human error. The material weakness that resulted in the inventory cut-off error was as a result of the improper reconciliation of the conversion of one of our China subsidiaries’ financial statements from Chinese GAAP to U.S. GAAP. We engaged a CPA firm in China to assist management in this conversion, and the Chinese CPA firm’s review as well as management’s final review did not properly identify the error in the reconciliation. These control deficiencies resulted in audit adjustments to our January 31, 2008 financial statements and could have resulted in a misstatement to cost of sales that would have resulted in a material misstatement to the annual and interim financial statements if not detected and prevented.

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

At October 31, 2008, management has identified a material weakness in its internal control over our China operations and financial reporting. A senior manager in charge of one of the Company’s plants in China was terminated after being charged by China authorities with, over the last eight years, selling non-woven fabric waste from garment production and personally keeping the proceeds. This control deficiency was the result of fraud and inadequate controls governing non-woven fabric waste. See further discussion in Note 15 to the financial statements herein.

In response to the material weakness identified at October 31, 2008, we have initiated a China Internal Control Committee. Such Committee reviews, examines and evaluates China operating activities, and plans, designs and implements internal control procedures and policies. The Committee reports to the Chief Financial Officer. In particular, the Committee focuses on: strengthening controls over waste/scrap sales, upgrading local accounting manager authority and responsibility and creating new banking and inventory controls.

We believe the above remediation steps will provide us with the infrastructure and processes necessary to accurately prepare our financial statements on a quarterly basis.

As described below under the heading “Changes in Internal Controls over Financial Reporting,” we have previously taken a number of steps designed to improve our accounting for our Chinese subsidiaries, the elimination of intercompany profit in inventory and employee withholding for medical insurance.

Changes in Internal Control over Financial Reporting – There have been no changes in Lakeland Industries, Inc.’s internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting.

Remediation - In response to the material weaknesses identified at January 31, 2008, we continue the process of initiating additional review procedures to reduce the likelihood of future human error and are transitioning to internal accounting staff with greater knowledge of U.S. GAAP to improve the accuracy of the financial reporting of our Chinese subsidiary.  We have automated key elements of the calculation of intercompany profits in inventory and formalized the review process of the data needed to calculate this amount. With the implementation of this corrective action, we believe that the previously identified material weakness relating to intercompany profit elimination has been remediated as of the first quarter of the fiscal year 2009.

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

Address	Estimated Square Feet	Annual Rent	Lease Expiration	Principal Activity

Weifang Lakeland Safety Products Co., Ltd. – Plant #1 Xiao Shi Village AnQui City, Shandong Province PRC 262100	106,000	Owned(1)	N/A	Manufacturing Administration Engineering

Weifang Lakeland Safety Products Co., Ltd. – Plant #2 Xiao Shi Village AnQui City, Shandong Province PRC 262100	215,355	$226,000	11/27/12	Manufacturing Administration

Qing Dao Lakeland Protective Products Co., Ltd Yinghai Industrial Park Jiaozhou, Shandong Province PRC 266318	121,675	Owned(1)	N/A	Manufacturing Administration Warehousing

Meiyang Protective Products Co., Ltd. Xiao Shi Village AnQui City, Shandong Province PRC 262100	11,296	$8,400	12/31/11	Manufacturing

Lakeland Industries, Inc. Woven Products Division 2401 SW Parkway St. Joseph, MO 64503	44,000	$96,000	7/31/12	Manufacturing Administration Warehousing

Lakeland Mexico Carretera a Santa Rita Calle Tomas Urbina #1 Jerez de Garcia, Salinas, Zacatecas Mexico	43,000	$132,000	3/31/13 with option to renew	Manufacturing Administration Warehousing

Lakeland Protective Real Estate 59 Bury Court Brantford, ON N3S 0A9 Canada	22,092	Owned	N/A	Sales Administration Warehousing

Address	Estimated Square Feet	Annual Rent	Lease Expiration	Principal Activity

Lakeland Industries, Inc. Headquarters 701-7 Koehler Avenue Ronkonkoma, NY 11779	6,250	Owned	N/A	Administration Studio Sales

Lakeland Industries, Inc. 202 Pride Lane Decatur, AL 35603	91,788	Owned	N/A	Manufacturing Administration Engineering Warehousing

Lakeland Industries, Inc. 3420 Valley Ave. Decatur, AL 35603	49,500	Owned	N/A	Warehousing Administration

Lakeland Industries, Inc. 201 Pride Lane, SW Decatur, AL 35603	2,400	$18,900 (Harvey Pride, Jr. – officer related party)	3/31/11	Sales Administration

Lakeland Industries, Inc. 3428 Pride Lane Decatur, AL 35603	7,000	$21,000	08/08/10	Warehouse

Lakeland Industries Europe Ltd. Wallingfen Park 236 Main Road Newport, East Yorkshire HU15 2RH U United Kingdom	4,550	Approximately $57,000 (varies with exchange rates)	1/31/11	Warehouse Sales

Lakeland Industries, Inc. 1100 Park Road Blandon, PA 19510	12,000	$40,200 (Leased from D. Gallen an employee)	Month to month	Warehouse

Lakeland Industries, Inc. 31 South Sterley Street Shillington, PA 19607	18,520	$62,700 (Leased from M. Gallen an employee)	7/31/10	Manufacturing Warehouse, Sales Administration

Lakeland Industries, Inc. 312 Hendle Street Shillington, PA 19607	1,760	$5,280	Month to month	Warehouse

Lakeland Glove and Safety Apparel Private, Ltd. Plots 81, 50 and 24 Noida Special Economic Zone New Delhi, India	47,408	Owned (2)	N/A	Manufacturing Warehouse

Address	Estimated Square Feet	Annual Rent	Lease Expiration	Principal Activity

Lakeland Industries Inc., Agencia En Chile Los Algarrobos nº 2228 Comuna de Santiago Código Postal 8361401 Santiago, Chile	542	$17,208	03/01/11	Warehouse Sales

Qualytextil, S.A. Rua do Luxemburgo, 260, Lotes 82/83, Condomicion Industrial Presidente Vargas, Pirajá Salvador, Bahia 41230-130 Brazil	25,209	Owned	N/A	Manufacturing Administration Engineering Warehousing

Qualytextil, S.A. Curtume Street, 708 Warehouse 10 Lapa de Baixo, Sao Paulo, Brazil	13,530	$124,699	10/31/13	Distribution Center Administration

Qualytextil, S.A. Rui Barbosa Street, 2237 - Store 09 Imbetiba, Macaè, Rio de Janeiro, Brazil	1,259	$17,766	03/01/11	Store

Lakeland (Hong Kong) Trading Co., Ltd. Unit 503 5/fl Silvercord Tower 2 30 Canton Road, Tsimshatsui, HK	N/A	N/A	N/A	Sales

Lakeland (Beijing) Safety Products Co., Ltd. Unit C412, Building C, Yeqing Plaza No. 9 Wangjing Beilu, Chaoyang District Beijing 100102 PRC	1,150	$17,988	06/30/2011	Sales

Art Prom, LLC Varashilova street 5/1, Ust-Kamnogorsk, Kazakhstan, 070002	54	$1,040	09/01/2010	Office

Lakeland Argentina, SRL Centro Industrial y Commercial Florida Oeste, Avda. Gral. Roca #4250 Pciade Buenos Aires, Argentina	8,826	$35,765	08/18/2012	Office

(1)
We own the buildings in which we conduct the majority of our manufacturing operations in China and lease the land underlying the buildings from the Chinese government.  We have 36 years and 41 years remaining under the leases with respect to the AnQui City and Jiaozhou facilities, respectively.

(2)	The annual total lease for the underlying land on plots 24, 81 and 50 in India amounts to approximately $10,000 on a land lease expiring October 9, 2011.

Our facilities in Decatur, Alabama; Jerez, Mexico; AnQui, China; Jiaozhou, China; St. Joseph, Missouri; Shillington, Pennsylvania; New Delhi, India; and Salvador, Brazil contain equipment used for the design, development and manufacture and sale of our products.  Our operations in Brantford, Canada; Newport, United Kingdom; Rio de Janiero and Sao Paulo, Brazil; Beijing, China; Santiago, Chile; Tsimshatsui, Hong Kong; Moscow, Russia; and Ust-Kamenogorsk, Kazakhstan are primarily sales and warehousing operations receiving goods for resale from our manufacturing facilities around the world. We had $4.22 million, $4.79 million and $4.22 million of gross long-lived fixed assets located in China and $0.00 million, $0.02 million and $0.02 of long-lived assets located in Mexico and $0.00 million, $1.56 million and $2.46 million of long-lived assets located in Brazil as of January 31, 2008, 2009 and 2010, respectively.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to litigation arising in the ordinary course of our business. We are not currently a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the Nasdaq Global Market under the symbol “LAKE.” The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported by the Nasdaq National Market.

	Price Range of Common Stock
	High	Low
Fiscal 2011
First Quarter (through April 14, 2010)	$9.86	$7.69

Fiscal 2010
First Quarter	$8.66	$5.03
Second Quarter	8.73	7.10
Third Quarter	9.17	7.32
Fourth Quarter	8.50	6.62

Fiscal 2009
First Quarter	$13.38	$9.62
Second Quarter	13.62	11.60
Third Quarter	14.00	8.38
Fourth Quarter	11.25	5.90

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

On April 14, 2010, the last reported sale price of our common stock on the Nasdaq National Market was $9.47 per share. As of April 14, 2010, there were approximately 69 record holders of shares of our common stock.

Dividend Policy

In the past, we have declared dividends in stock to our stockholders. We paid a 10% dividend in additional shares of our common stock to holders of record on July 31, 2002, on July 31, 2003, on April 30, 2005 and on August 1, 2006.  We may pay stock dividends in future years at the discretion of our board of directors.

 We have never paid any cash dividends on our common stock, and we currently intend to retain any future earnings for use in our business. The payment and rate of future cash or stock dividends, if any, or stock repurchase programs are subject to the discretion of our board of directors and will depend upon our earnings, financial condition, capital or contractual restrictions under our credit facilities and other factors.

Equity Compensation Plans

The following table sets forth certain information regarding Lakeland’s equity compensation plans as of January 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price per share of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1))
Equity Compensation plans approved by security holders
Restricted stock grants-employees	167,371	$0	66,214
Restricted stock grants-directors	63,184	$0	12,496
Matching award program	2,558	$0	58,459
Bonus in stock program-employees	23,311	$0	37,343
Retainer in stock program-directors	0	$0	20,704
Total Restricted Stock Plans	256,424	$0	195,216

(1) At maximum levels

ITEM 6.   SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for our fiscal years 2006, 2007, 2008, 2009 and 2010 have been derived from our audited consolidated financial statements. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K.

	Year Ended January 31,
	2006	2007	2008	2009	2010
	(in thousands, except share and per share data)
Income Statement Data:
Net sales	$98,740	$100,171	$95,740	$102,268	$94,141
Costs of goods sold	74,818	75,895	73,383	74,299	68,735
Gross profit	23,922	24,276	22,357	27,969	25,406

Operating expenses:
Selling and shipping	8,301	9,473	9,291	10,931	10,480
General and administrative	6,119	8,081	8,082	10,766	12,468
Total operating expenses	14,420	17,554	17,373	21,697	22,948
Operating profit	9,502	6,722	4,984	6,272	2,458

Other income (expense):
Interest expense	(167)	(356)	(330)	(828)	(1,111)
Interest income	49	20	66	125	(3)
Gain on pension plan liquidation	—	353	—	—	—
Other income	384	191	145	494	92
Total other income (expense)	266	208	(119)	(209)	(1,022)
Income before income taxes	9,768	6,930	4,865	6,063	1,436

Income tax expenses	3,439	1,826	1,574	1,514	406

Net income	$6,329	$5,104	$3,291	$4,549	$1,030
Net income per common share (basic)(1)	$1.15	$0.92	$0.60	$0.84	$0.19
Net income per common share (diluted)(1)	$1.15	$0.92	$0.59	$0.83	$0.19
Weighted average common shares outstanding(1)
Basic	5,518,751	5,520,881	5,522,751	5,435,829	5,426,784
Diluted	5,524,076	5,527,618	5,542,245	5,475,104	5,458,472

Balance Sheet Data (at period end):
Current assets	$63,719	$62,114	$70,269	$78,363	$64,827
Total assets	72,464	74,198	84,623	101,615	90,020
Current liabilities	3,839	4,326	4,997	7,452	15,921
Long-term liabilities	7,829	3,813	10,753	25,852	1,675
Stockholders’ equity	60,796	66,059	68,873	68,311	72,424

(1) Adjusted for periods prior to August 1, 2006 to reflect our 10% stock dividends to stockholders of record as of July 31, 2002, July 31, 2003, April 30, 2005 and August 1, 2006.

Repurchase of Securities
We repurchased our Common Stock during our fiscal years ending January 31, 2009 and 2010. The Company initiated a stock repurchase program on February 21, 2008 and has repurchased 125,322 shares as of April 14, 2010.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the global industrial protective clothing markets. Our products are sold by our in-house sales force and independent sales representatives to a network of over 1,000 North American safety and mill supply distributors and end users and distributors internationally. These distributors in turn supply end user industrial customers such as integrated oil, utilities, chemical/petrochemical, automobile, steel, glass, construction, smelting, janitorial, pharmaceutical and high technology electronics manufacturers, as well as international hospitals and laboratories. In addition, we supply federal, state and local governmental agencies and departments domestically and internationally such as municipal fire and police departments, airport crash rescue units, the military, the Department of Homeland Security and the Centers for Disease Control and state and privately owned utilities and integrated oil companies. Our net sales attributable to customers outside the United States were $13.0 million, $25.6 million and $32.6 in fiscal 2008, fiscal 2009 and fiscal 2010, respectively.

Our North American sales of Tyvek declined approximately 25% for the year ended January 31, 2010, which continue a long term declining trend for the last four years. The Company has partially replaced these sales with increased sales of Hi-Visibility clothing domestically and increased international sales of our products particularly our fire protective apparel. We are experiencing competitive pricing pressure in the marketplace for Tyvek protective clothing, coupled with a 26% decline in this segment in the USA in FY10 as a result of the weak U.S. economy.  The disposables segment showed a 4.5% decline in gross margins, caused by the loss in volume combined with higher priced raw materials and an extremely competitive pricing environment, partially offset by labor cutbacks.

We have operated manufacturing facilities in Mexico since 1995, in China since 1996, in India since 2007 and in Brazil since May 2008. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. We have completed the moving of production of our reusable woven garments and gloves to these facilities and completed this process by the second quarter of fiscal 2010. As a result, we have seen cost improvements for these particular product lines as well. In FY08, the Company decided to restructure its manufacturing operations in Mexico, by closing its previous facilities in Celaya and opening new facilities in Jerez.  The Company’s actual costs to close, move and start up aggregated approximately $500,000 pretax.  This restructuring allowed for lower occupancy and labor costs and a more efficient production configuration for FY09 and FY10.

Our R&D expenses are projected to increase once again in fiscal 2011 to $425,000, an increase of $66,000 over 2010.  Primary drivers for this increase are certification cost for the redesign of some of our core products to reduce manufacturing costs and increase end user appeal; continued development in our chemical protective garments; and rationalization of product design globally to increase our supply flexibility.  In addition, we continue to pursue a robust list of longer term development projects targeted at replacing existing technologies currently in our product offering

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and disclosure of contingent assets and liabilities. We base estimates on our past experience and on various other assumptions that we believe to be reasonable under the circumstances, and we periodically evaluate these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. We derive our sales primarily from our limited use/disposable protective clothing and secondarily from our sales of heat protective apparel, high-end chemical protective suits, fire fighting, gloves and arm guards and reusable woven garments. Sales are recognized when goods are shipped to our customers at which time title and the risk of loss passes. Sales are reduced for sales returns and allowances. Payment terms are generally net 30 days for United States sales and net 90 days for international sales.

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

Valuation of Goodwill and Other Intangible Assets. Goodwill and indefinite lived, intangible assets are tested for impairment at least annually; however, these tests may be performed more frequently when events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill impairment is evaluated utilizing a two-step process as required by U.S. GAAP.  Factors that the Company considers important that could identify a potential impairment include: significant under performance relative to expected historical or projected future operating results; significant changes in the overall business strategy; and significant negative industry or economic trends. The Company measures any potential impairment based market quotes, if available or on a projected discounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results.

On August 1, 2005, the Company purchased Mifflin Valley, Inc, a Pennsylvania manufacturer.  This acquisition resulted in the recording of $.9 million in goodwill as of January 31, 2006.  Management has determined there is no impairment of this goodwill at January 31, 2010, 2009 and 2008.

In May 2008, the Company acquired Qualytextil, S.A., a Brazilian manufacturer. An evaluation of this acquisition was made as of January 31, 2009, which resulted in the recording of $4.2 million of goodwill. Management has determined there is no impairment of this goodwill at January 31, 2010. See Notes 1 and 4 for further discussion of goodwill.

Intangible assets consist primarily of trademarks, tradenames and customer contracts. Trademarks and tradenames are not amortized because they have indefinite lives. Customer contracts are amortized over their estimated useful lives of 39 months remaining at January 31, 2010.

Impairment of Long-lived Assets. The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.

Self-Insured Liabilities. We have a self-insurance program for certain employee health benefits. The cost of such benefits is recognized as expense based on claims filed in each reporting period and an estimate of claims incurred but not reported during such period. Our estimate of claims incurred but not reported is based upon historical trends. If more claims are made than were estimated or if the costs of actual claims increases beyond what was anticipated, reserves recorded may not be sufficient, and additional accruals may be required in future periods. We maintain separate insurance to cover the excess liability over set single claim amounts and aggregate annual claim amounts.

Results of Operations
The following table sets forth our historical results of operations for the years ended January 31, 2008, 2009 and 2010 as a percentage of our net sales.

	Year Ended January 31,
	2008	2009	2010
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	76.6%	72.7%	73.0%
Gross profit	23.4%	27.3%	27.0%

Operating expenses	18.2%	21.2%	24.4%
Operating profit	5.2%	6.1%	2.6%

Interest expense and other income, net	0.1%	.2%	1.1%
Income tax expense	1.7%	1.5%	0.4%
Net income	3.4%	4.4%	1.1%

Significant Balance Sheet fluctuation January 31, 2010 as compared to January 31, 2009
Balance Sheet Accounts.  The increase in cash and cash equivalents of $2.3 million is primarily the result of normal fluctuations in cash management. The decrease in borrowings of $14.9 million under the revolving credit agreement is principally due to the decrease in inventories of $18.5 million.

Year ended January 31, 2010 compared to the year ended January 31, 2009

	For the Year Ended January 31,		For the Three Months Ended January 31,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	27.0%	27.3%	30.2%	26.8%
Operating expenses	24.4%	21.2%	24.7%	24.2%
Operating profit	2.6%	6.1%	5.5%	2.6%
Income before tax	1.5%	5.9%	5.2%	3.9%
Net income	1.1%	4.4%	4.5%	3.0%

4th Quarter Operations FY10. 4th Quarter FY10 operations reflected disposables division year-end reversal of rebates accrued earlier in the year due to many customers not meeting their year-end targets for rebates. In Q4 FY10, Qualytextil in Brazil achieved a 53.0% margin resulting from a larger bid contract.

Net Sales.  Net sales decreased $8.1 million, or 7.9%, to $94.1 million for the year ended January 31, 2010 compared to $102.3 million for the year ended January 31, 2009. The net decrease was comprised mainly of a $12.9 million decrease in U.S. disposables sales, or 22.2%, a $1.0 million decrease in US glove sales, or 32.3%, a $1.0 million decrease in U.S. chemical sales, or 12.5%, a $1.8 million decrease in U.S. reflective sales, or 33.0%, and a $0.6 million decrease in US wovens sales, or 11.7%. This decrease in U.S. sales was partially offset by significant increases in foreign sales, including $13.2 sales of Qualytextil, SA in Brazil, compared with sales of $8.4 million which was included in FY09 for the nine months following the acquisition, sales growth of $1.6 million in China, domestic, Asia Pacific Rim and other external sales, steady sales in Canada and Europe and $0.9 million growth in Chile sales.

Gross Profit. Gross profit decreased $2.6 million, or 9.2%, to $25.4 million for the year ended January 31, 2010 from $28.0 million for the year ended January 31, 2009.  Gross profit as a percentage of net sales decreased to 27% for the year ended January 31, 2010 from 27.3% for the year ended January 31, 2009. The major factors driving the changes in gross margins were:

•
Disposables gross margin declined by 4.5 percentage points in FY10 compared with FY09. This decline was mainly due to higher priced raw materials and an extreme competitive pricing environment coupled with lower volume, partially offset by labor cutbacks. Disposables margins in Q4 FY10 were increased by a year-end reversal of rebates accrued earlier in the year, due to many customers not meeting their year-end targets for rebates.

•
Brazil gross margin was 45.7% for FY10 this year compared with 51.4% last year. Several dynamics were at play. There were several large sales which had bid requirements for complete fire ensembles including boots and/or helmets. This required Qualytextil to obtain these items from vendors. There were several issues with these vendors causing Qualytextil to use different vendors under delivery pressure, resulting in higher costs. Qualytextil is presently negotiating with a boot vendor and also a helmet vendor to obtain more reliable delivery and pricing and has begun maintaining a stock of these items on hand in inventory to avoid such problems in the future. Much of Qualytextil’s fabric used as raw materials is imported from vendors in the U.S. which caused unfavorable costs earlier in the year resulting from exchange rate differences. Since then the exchange rates have changed to strengthen the Brazilian real which should favorably impact the cost and margins in the future. Further, the margins obtained in FY2009 were exceptional, partially due to a very weak U.S. dollar and may not be achieved in the near future. In normal conditions, in the future, the Qualytextil margins will be expected to be between 42% and 46%. In Q4 FY10, Qualytextil achieved a 53.0% margin resulting from a larger bid contract.

•	Glove division reduction in volume coupled with inventory write-offs resulting in a gross loss of $0.1 million.
•	Continued gross losses of $0.6 million from India in FY10.
•	Reflective margins were lower than the prior year mainly due to lower volume.
•	Canada gross margin increased by 16.1 percentage points primarily from more favorable exchange rates and local competitive pricing climate.
•	UK and Europe margins increased by 8.2 percentage points primarily from exchange rate differentials.
•	Chile margins increased by 8.7 percentage points primarily from higher volume and several larger sales orders.

 Operating Expenses.  Operating expenses increased $1.3 million, or 5.8%, to $22.9 million for the year ended January 31, 2010 from $21.7 million for the year ended January 31, 2009.  As a percentage of net sales, operating expenses increased to 24.4% for the year ended January 31, 2010 from 21.2% for the year ended January 31, 2009. This increase as a percent of sales is largely due to Brazil operations, which runs at a higher margin with higher operating expense.  Excluding Qualytextil, operating expenses decreased $1.6 million for the year ended January 31, 2010 compared with the year ended January 31, 2009. The decrease in operating expenses, excluding Brazil, in the year ended January 31, 2010 as compared to the year ended January 31, 2009 included:

•	$(0.7)	million - sales commissions declined, mainly resulting from lower volume.
•	(0.6)	million - freight out declined, mainly resulting from lower volume and lower prevailing carrier rates.
•	(0.6)
million - officers salaries declined, reflecting the retirement of Ray Smith to become a non-employee director and Chairman of the Board and also reflecting an 8% across the board reduction in total officer compensation.

•	(0.5)	million – reduction in foreign exchange costs resulting from the Company’s hedging program and more favorable rates.
•	(0.3)	million - shareholder expenses declined, reflecting the proxy fight in the prior year.
•	(0.3)	million – consulting fees were reduced, resulting from using interns and revising Sarbanes Oxley procedures.
•	(0.2)	million reduction in employee benefits, mainly resulting from the suspension of the employer match for the 401-K plan.
•	0.1	million increase in property tax, largely resulting from the Canadian warehouse.

•	0.1	million increased depreciation largely resulting from the Canadian warehouse.
•	0.2	million increased bank fees resulting from higher volume of sales paid by credit cards instead of customer checks
•	0.5
million – professional fees increased resulting from analysis of tax issues and an IRS audit. The Company has changed independent auditing firms in the expectation that such professional fees will be reduced in the future.

•	0.7
million – in increased operating costs in China were the result of the large increase in direct international sales made by China, which are now allocated to SG&A costs, previously allocated to cost of goods sold.

Qualytextil, Brazil operating expenses increased $2.8 million for the year ended January 31, 2010 compared with the year ended January 31, 2009. Major factors in this increase are as follows:

•	$1.1	million – Brazil operating expenses in Q1 of this year. Brazil operations were not included in Q1 last year, as it was acquired effective May 1, 2008.
•	1.0
million – start-up expenses in connection with Qualytextil gearing up to sell Lakeland branded products. This includes hiring 20 sales and logistical support staff, printing of catalogs, lease of two new distribution centers and increased travel expense.

•	0.3	million – in additional employee benefits and payroll taxes resulting from hiring as employees certain people who had been performing services on an out-sourcing basis.
•	0.2	million additional freight out costs mainly resulting from higher volume.
•	0.2	million in additional commissions resulting from higher volume and higher rates paid on some larger bids.

Operating Profit.  Operating profit decreased by $3.8 million, or 60.8%, to $2.5 million from $6.3 million for the prior year. Operating income as a percentage of net sales decreased to 2.6% for the year ended January 31, 2010 from 6.1% for the year ended January 31, 2009 primarily due to the Brazil acquisition, partially offset by increased operating expenses and lower U.S. volumes as discussed above.

Interest Expense.  Interest expense increased by $0.3 million for the year ended January 31, 2010 compared to the year ended January 31, 2009 because of increased borrowings due to the Qualytextil acquisition and higher inventory levels, partially offset by interest rate decreases.

Other Income - Net.  Other income, net decreased $0.4 million principally as a result of non-recurring credits in the prior year resulting from net funds recovered from a Chinese manager’s fraud and from a change in accounting estimate relating to certain Chinese cash and accruals recorded in 2004 and prior.

Income Tax Expense.  Income tax expenses consist of federal, state and foreign income taxes. Income tax expense decreased $1.1 million, or 73.2%, to $0.4 million for the year ended January 31, 2010 from $1.5 million for the year ended January 31, 2009.  Our effective tax rate was 28.3% and 25.0% for the years ended January 31, 2010 and 2009, respectively.  Our effective tax rate varied from the federal statutory rate of 34% due primarily to a $350,000 allowance against deferred taxes resulting from the India restructuring recorded in Q1, losses in India with no tax benefit, tax benefit in Brazil resulting from government incentive and goodwill write-offs and credits to prior years taxes in the U.S. and Canada not previously recorded.

Net Income.  Net income decreased $3.5 million, or 77.4%, to $1.0 million for the year ended January 31, 2010 from $4.5 million for the year ended January 31, 2009. The decrease in net income was primarily a result of a decrease in sales in the U.S. and an extremely low pricing environment in disposables, margin reduction and cost buildup in Brazil, a $350,000 allowance against deferred taxes resulting from the India restructuring and the reclassification from other comprehensive loss of $297,000 resulting from the buyout of the interest rate swap, offset by management’s cost reduction program.

Year ended January 31, 2009 compared to the year ended January 31, 2008
	For the Year Ended January 31,		For the Three Months Ended January 31,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	27.3%	23.4%	26.8%	24.7%
Operating expenses	21.2%	18.1%	24.2%	17.8%
Operating profit	6.1%	5.2%	2.6%	6.9%
Income before tax	5.9%	5.1%	3.9%	6.6%
Net income	4.4%	3.4%	3.0%	4.0%

Net Sales.  Net sales increased $6.5 million, or 6.8%, to $102.3 million for the year ended January 31, 2009 compared to $95.7 million for the year ended January 31, 2008. The net increase was comprised mainly of $8.4 million in sales generated by our Qualytextil, S.A. facility which was included in FY09 for the nine months following the acquisition, sales growth of $3.0 million in China, domestic, Asia Pacific Rim and other external sales, $0.6 million in Europe, $2.5 million in increased reflective sales in the U.S., $0.1 million increased sales of chemical protection clothing in the U.S., $0.5 million increase in Chile and $0.4 million increase in India. These growth areas were offset by decreases in sales of $7.7 million in U.S. disposables, $0.3 million in U.S/ gloves, $1.0 million in U.S. wovens and $0.3 million in Canada.

Gross Profit. Gross profit increased $5.6 million, or 25.1%, to $28.0 million for the year ended January 31, 2009 from $22.4 million for the year ended January 31, 2008.  Gross profit as a percentage of net sales increased to 27.3% for the year ended January 31, 2009 from 23.4% for the year ended January 31, 2008, primarily due to the inclusion of Qualytextil, S.A. sales in 2009 which operated at a 51.4% margin for the nine months in FY09 in which Brazil operations were included and in the prior year, a sales rebate program to meet competitive conditions resulting in a reduction in sales and higher Tyvek fabric costs. Such higher Tyvek costs resulted from Tyvek purchased earlier with no rebate, charged to costs of goods sold for the months of April, May and into early June 2007 resulting in higher costs. Start-up expenses included in gross profit related to the new foreign subsidiaries of approximately $.6 million which were partially offset by ongoing cost reduction programs in component and service-purchasing, shifting production from the U.S. to China and Mexico, completion of the plant restructuring in Mexico, rework expenses on a chemical suit contract and reduced volumes in lower margins in the U.S. fire gear and gloves.

Operating Expenses.  Operating expenses increased $4.3 million, or 24.9%, to $21.7 million for the year ended January 31, 2009 from $17.4 million for the year ended January 31, 2008.  As a percentage of net sales, operating expenses increased to 21.2% for the year ended January 31, 2009 from 18.1% for the year ended January 31, 2008.  The $4.3 million increase in operating expenses in the year ended January 31, 2009 compared to the year ended January 31, 2008 was principally due to (decreases) or increases in:
•	$2.9	million – operating costs in the acquired Brazilian operations not in previous year.
•	0.4	million – in additional freight out costs, excluding Brazil, resulting from higher rates prevailing in most of FY09, due to higher fuel surcharges.
•	0.4	Million – in additional sales salaries, commissions and administrative salaries resulting from expanded sales staff.
•	0.3	million – in additional costs resulting from the proxy contest earlier in FY09.
•	0.2	million – in additional international travel expenses and sales meetings that tracked international sales growth.
•	0.1	million – in additional advertising and printing costs.
•	0.1	million – in additional equity compensation resulting from additional grants charged to expense over the vesting period of the Company’s Restricted Stock Program.
•	0.1	million – in additional currency fluctuation costs.
•	0.1	million – in additional computer expenses.
•	0.1	million – in other taxes – mainly property taxes on the Canada warehouse opened in December 2007.
•	(0.1)	million – in reduced medical insurance costs resulting from favorable experience.
•	(0.3)	million – reduction in professional fees and consulting expenses mainly resulting from an expenditure in the previous fiscal year in India to set up the proper production processes.

Operating Profit.  Operating profit increased by $1.3 million, or 25.9%, to $6.3 million, from $5.0 million for the prior year. Operating income as a percentage of net sales increased to 6.1% for the year ended January 31, 2009 from 5.2% for the year ended January 31, 2008 primarily due to the Brazil acquisition, partially offset by increased operating expenses and lower volumes as discussed above.

Interest Expense.  Interest expense increased by $0.5 million for the year ended January 31, 2009 compared to the year ended January 31, 2008 because of increased borrowings due to the Qualytextil acquisition partially offset by interest rate decreases.

Other Income - Net.  Other income, net increased $0.35 million principally as a result of  non-recurring credits resulting  from net funds recovered from a Chinese manager’s fraud and from a change in accounting estimate relating to certain Chinese cash and accruals recorded in 2004 and prior.

Income Tax Expense.  Income tax expenses consist of federal, state and foreign income taxes. Income tax expense decreased $0.06 million, or 3.8%, to $1.51 million for the year ended January 31, 2009 from $1.57 million for the year ended January 31, 2008.  Our effective tax rate was 25% and 32.3% for the years ended January 31, 2009 and 2008, respectively.  Our effective tax rate varied from the federal statutory rate of 34% due primarily to lower foreign tax rates, principally in China and Brazil.

Net Income.  Net income increased $1.3 million, or 38.2%, to $4.5 million for the year ended January 31, 2009 from $3.3 million for the year ended January 31, 2008. The increase in net income was the result of the Brazil acquisition, partially offset by an increase in expenses related to the new foreign facilities in India, Chile, Japan and a decrease in profit by the domestic operations.

Liquidity and Capital Resources

Management measures our liquidity on the basis of our ability to meet short-term and long-term operational funding needs and fund additional investments, including acquisitions.  Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures and access to bank lines of credit and our ability to attract long-term capital under satisfactory terms.

Internal cash generation, together with currently available cash and investment and an ability to access credit lines if needed are expected to be sufficient to fund operations, capital expenditures and any increase in working capital that we would need to accommodate a higher level of business activity.  We are actively seeking to expand by acquisitions as well as through organic growth of our business.  While a significant acquisition may require additional borrowings, equity financing or both, we believe that we would be able to obtain financing on acceptable terms based, among other things, on our earnings performance and current financial position.

Cash Flows

As of January 31, 2010 we had cash and cash equivalents of $5.1 million and working capital of $48.9 million, an increase of $2.3 million and a decrease of $22.0 million, respectively, from January 31, 2009. Our primary sources of funds for conducting our business activities have been from cash flow provided by operations and borrowings under our credit facilities described below. We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

Net cash provided by operating activities of $18.7 million for the year ended January 31, 2010 was due primarily to net income of $1.0 million and a decrease in inventories of $18.3 million. Net cash provided by operations for the year ended January 31, 2009 of $1.2 million was primarily due to net income of $4.5 million offset by an increase in inventories of $5.7 million.

Net cash used in investing activities of $1.2 million and $16.2 million in the years ended January 31, 2010 and 2009, respectively, was due to the acquisition of Qualytextil in 2009 and purchases and improvements to property and equipment in 2009 and 2010. Net cash used in and provided by financing activities in the years ended January 31, 2010 and 2009 was primarily attributable to an increased borrowing under our credit facilities primarily to fund the Qualytextil acquisition in FY09 and primarily by repayment of borrowings as a result of decreased inventory levels in FY10, respectively.

Credit Facilities

We currently have one credit facility:

•	A one year, $23.5 million revolving credit facility, of which we had borrowings outstanding as of January 31, 2010 amounting to $9.5 million

Our $23.5 million revolving credit facility expires on January 14, 2011.  Borrowings under this revolving credit facility bear interest at the London Interbank Offering Rate (LIBOR) plus 175 basis points and were 1.98% at January 31, 2010. As of January 31, 2010, we had $14.0 million of borrowing availability under this revolving credit facility.

Our credit facility requires that we comply with specified financial covenants relating to interest coverage, debt coverage, minimum consolidated net worth and earnings before interest, taxes, depreciation and amortization. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our credit facilities. As of January 31, 2010, we were in compliance with all covenants contained in our credit facilities.

We believe that our current cash position of $5.1 million, our cash flow from operations, along with borrowing availability under our $23.5 million revolving credit facility, will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

Capital Expenditures

Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment and leasehold improvement, as well as payments related to the expansion of our facilities in Brazil. In FY10, we expanded the current plant facility in Brazil. In FY09, we added machinery and equipment in our newly rented Weifang, China facility. Our facilities in China are not encumbered by commercial bank mortgages and, thus, Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. We expect our capital expenditures to be approximately $1.5 million to purchase our capital equipment which primarily consists of computer equipment and apparel manufacturing equipment.

Contractual Obligations

We had no off-balance sheet arrangements at January 31, 2010. As shown below, at January 31, 2010, our contractual cash obligations totaled approximately $12.1 million, including lease renewals entered into subsequent to January 31, 2010.

	Payments Due by Period
		Less than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Canada facility loan	$1,677,019	$93,601	$280,803	$187,202	$1,115,413
*Operating leases	881,946	130,220	495,027	256,699	—
Other liabilities	—	—	—	—	—
Revolving credit facility	9,518,000	9,518,000	—	—	—
Total	$12,076,965	$9,741,821	$775,830	$443,901	$1,115,413
*NOTE: We renewed the Mexico lease and rent for the next 3 years at 10% more than the past.

Contingent Commitment

Pursuant to the Share Purchase Agreement relating to the Company’s purchase of Qualytextil, S.A. in May 2008, there is a provision dealing with a Supplementary Purchase Price, based on a multiple of Qualytextil’s EBITDA in 2010. See further description in Note 4 herein.

Seasonality

Our operations have historically been seasonal, with higher sales generally occurring in February, March, April and May when scheduled maintenance occurs on nuclear, coal, oil and gas fired utilities, chemical, petrochemical and smelting facilities and other heavy industrial manufacturing plants, primarily due to moderate spring temperatures. Sales decline during the warmer summer and vacation months and generally increase from Labor Day through February with slight declines during holidays. As a result of this seasonality in our sales, we have historically experienced a corresponding seasonality in our working capital, specifically inventories, with peak inventories occurring between December and May coinciding with lead times required to accommodate the spring maintenance schedules. We believe that by sustaining higher levels of inventory, we gain a competitive advantage in the marketplace. Certain of our large customers seek sole sourcing to avoid sourcing their requirements from multiple vendors whose prices, delivery times and quality standards differ.

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

Recent Accounting Developments

In June 2009, the FASB issued a new accounting standard which revises the accounting for VIEs by introducing a new consolidation model. This new standard changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate VIEs. The new model identifies two primary characteristics of a controlling financial interest: (1) the power to direct significant activities of the VIE, and (2) the obligation to absorb losses of and/or provide rights to receive benefits from the VIE that are potentially significant to the VIE. In February 2010, the FASB finalized an Accounting Standards Update ("ASU") which defers the requirements of this standard for certain interests in investment funds and certain similar entities. The adoption of this new standard on January 1, 2010 is not expected to have a material impact on the Company's financial position or results of operations, as substantially all of the entities in which it holds variable interests are anticipated to qualify for the scope deferral under the ASU.

In June 2009, the FASB issued amended guidance on accounting for transfers of financial assets. The amendments were issued to improve the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial statements, and a transferor's continuing involvement, if any, in transferred financial assets. The amendments eliminate the concept of qualifying special purpose entities from GAAP. These entities will now be evaluated for consolidation in accordance with the applicable consolidation criteria. The amendments are effective for reporting periods beginning on or after November 15, 2009. The adoption of the amended guidance is not expected to affect the Company's financial condition, results of operations or cash flows.

In January 2010, the FASB issued a new accounting standard that provides amended disclosure requirements related to fair value measurements. This standard is effective for financial statements issued for reporting periods beginning after December 15, 2009 for certain disclosures and for reporting periods beginning after December 15, 2010 for other disclosures. Since these amended principles require only additional disclosures concerning fair value measurements, adoption will not affect the Company's financial condition, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to changes in foreign currency exchange rates as a result of our purchases and sales in other countries. To manage the volatility relating to foreign currency exchange rates, we seek to limit, to the extent possible, our non-U.S. dollar denominated purchases and sales.

In connection with our operations in China, we purchase a significant amount of products from outside of the United States. However, our purchases in China are primarily made in Chinese Yuan, the value of which had been largely pegged to the U.S. dollar for the last decade.  However, the Chinese Yuan has recently been decoupled from the U.S. Dollar and allowed to float by the Chinese government and, therefore, we will be exposed to additional foreign exchange rate risk on our Chinese raw material and component purchases.

Our primary risk from foreign currency exchange rate changes is presently related to non-U.S. dollar denominated sales in Brazil, Canada, Europe and, to a smaller extent, in other South American countries. Our sales to customers in Brazil are denominated in Brazilian Reals, in Canada in Canadian dollars and in Europe in Euros and British pounds.  If the value of the U.S. dollar increases relative to the Canadian dollar, the Real, the Pound or the Euro, then our net sales could decrease as our products would be more expensive to these international customers because of changes in rate of exchange. Our sales in China are denominated in the Chinese Yuan; however, our sales there were not affected this last year due to a steady exchange rate between the Chinese RMB and the USD. We manage the foreign currency risk through the use of rolling 90 day forward contracts against the Canadian dollar and Chilean Peso. We do not hedge other currencies at this time. A 10% decrease in the value of the U.S. dollar relative to foreign currencies would increase the landed costs of our products into the U.S. but would make our selling price for international sales more attractive with respect to foreign currencies.  As non-U.S. dollar denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results.

Interest Rate Risk
We are exposed to interest rate risk with respect to our credit facilities, which have variable interest rates based upon the London Interbank Offered Rate. At January 31, 2010, we had $9.5 million in borrowings outstanding under this credit facility. If the interest rate applicable to this variable rate debt rose 1.0% in the year ended January 31, 2010, our interest expense would have increased by a negligible effect.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Consolidated Financial Statements:
Page No.
Reports of Independent Registered Public Accounting Firms	41-42
Consolidated Balance Sheets - January 31, 2010 and 2009	43
Consolidated Statements of Income for the years ended January 31, 2010, 2009 and 2008	44
Consolidated Statements of Stockholders' Equity for the years ended January 31, 2010, 2009 and 2008	45
Consolidated Statements of Cash Flows for the years ended January 31, 2010, 2009 and 2008	46
Notes to Consolidated Financial Statements	47-67
Schedule II – Valuation and Qualifying Accounts	68

All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lakeland Industries, Inc. and Subsidiaries
Ronkonkoma, New York

We have audited the accompanying consolidated balance sheet of Lakeland Industries, Inc. and Subsidiaries as of January 31, 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. Our audit also included the 2010 information included in the financial statement schedule listed in Item 15 (a)(2).  Lakeland Industries, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Industries, Inc. and Subsidiaries as of January 31, 2010, and the results of its operations and its cash flows the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Warren, Averett, Kimbrough and Marino, LLC

Birmingham, Alabama
April 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Lakeland Industries, Inc. and Subsidiaries
Ronkonkoma, New York

We have audited the accompanying consolidated balance sheet of Lakeland Industries, Inc. and Subsidiaries as of January 31, 2009 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended January 31, 2009. We have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K for the two years ended January 31, 2009. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Industries, Inc. and Subsidiaries as of January 31, 2009, and the results of their operations and their cash flows for each of the two years ended January 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York
April 14, 2009

Lakeland Industries, Inc.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS
January 31, 2010 and 2009
	2010	2009
Assets
Current assets
Cash and cash equivalents	$5,093,380	$2,755,441
Accounts receivable, net of allowance for doubtful accounts of approximately $200,200 and $104,500 at January 31, 2010 and 2009, respectively	15,809,010	13,353,430
Inventories, net of reserves of approximately $868,000 and $657,000 at January 31, 2010 and 2009, respectively	38,575,890	57,074,028
Deferred income taxes	1,261,250	2,578,232
Prepaid income tax	1,731,628	531,467
Other current assets	2,355,506	2,070,825
Total current assets	64,826,664	78,363,423
Property and equipment, net	13,742,454	13,736,326
Intangibles and other assets, net	5,622,120	4,405,833
Goodwill	5,829,143	5,109,136
Total assets	$90,020,381	$101,614,718

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,882,730	$3,853,890
Accrued compensation and benefits	1,288,796	3,069,409
Other accrued expenses	1,138,303	434,809
Borrowings under revolving credit facility	9,517,567	—
Current maturity of long-term debt	93,601	94,000
Total current liabilities	15,920,997	7,452,108
Borrowings under revolving credit facility	—	24,408,466
Construction loan payable net of current maturity	1,583,419	1,368,406
Other liabilities	92,176	74,611
Total liabilities	17,596,592	33,303,591

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $.01 par; 1,500,000 shares authorized; none issued	—	—
Common stock, $.01 par; 10,000,000 shares authorized; 5,564,732 and 5,523,288 shares issued and outstanding at January 31, 2010 and 2009, respectively	55,647	55,233
Less treasury stock, at cost; 125,322 shares at January 31, 2010 and 107,317 shares at January 31, 2009	(1,353,247)	(1,255,459)
Additional paid-in capital	49,622,632	49,511,896
Retained earnings	25,221,050	24,191,258
Other comprehensive loss	(1,122,293)	(4,191,801)
Total stockholders' equity	72,423,789	68,311,127
Total liabilities and stockholders' equity	$90,020,381	$101,614,718

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc.
and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended January 31, 2010, 2009 and 2008

	2010	2009	2008

Net sales	$94,140,819	$102,268,125	$95,740,068
Cost of goods sold	68,735,076	74,298,935	73,382,713
Gross profit	25,405,743	27,969,190	22,357,355
Operating expenses
Selling and shipping	10,480,099	10,931,285	9,291,263
General and administrative	12,468,137	10,765,595	8,082,618

Total operating expenses	22,948,236	21,696,880	17,373,881
Operating profit	2,457,507	6,272,310	4,983,474
Other income (expense)
Interest expense	(1,111,456)	(827,725)	(330,268)
Interest income	(2,614)	124,634	66,722
Other income – net	92,216	494,084	144,870
Total other income (expense)	(1,021,854)	(209,007)	(118,676)
Income before income taxes	1,435,653	6,063,303	4,864,798
Income tax expense	405,861	1,513,835	1,573,936

Net income	$1,029,792	$4,549,468	$3,290,862
Net income per common share
Basic	$0.19	$0.84	$0.60
Diluted	$0.19	$0.83	$0.59
Weighted average common shares outstanding
Basic	5,426,784	5,435,829	5,522,751
Diluted	5,458,472	5,475,104	5,542,245

Net income	$1,029,792	$4,549,468	$3,290,862
Translation adjustments:
Canada Real Estate	76,899	(55,152)	(36,073)
Qualytextil, S.A. Brazil	2,475,387	(3,473,196)	—
Lakeland Industries Europe, Inc.	(110,238)	—	—
Lakeland (Beijing) Safety Products Co., Ltd.	80	—	—
Interest rate swap	627,380	(627,380)	—

Total	3,069,508	(4,155,728)	(36,073)
Total comprehensive income	$4,099,300	$393,740	$3,254,789

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the years ended January 31, 2010, 2009 and 2008

	Common Stock		Treasury Stock		Additional paid-in	Retained	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total

Balance, January 31, 2007	5,521,824	$55,218	—	$—	$48,972,025	$17,031,928	$—	$66,059,171

Net income	—	—	—	—	—	3,290,862	—	3,290,862
Effect of adoption of FIN 48	—	—	—	—	—	(419,000)	—	(419,000)
Effect of adoption of SAB No.108	—	—	—	—	—	(262,000)	—	(262,000)
Exercise of stock option	1,464	15	—	—	6,675	—	—	6,690
Other comprehensive loss	—	—	—	—	—	—	—	—
Translation adjustments regarding Canadian Real Estate	—	—	—	—	—	—	(36,073)	(36,073)
Stock based compensation	—	—	—	—	233,261	—	—	233,261
Balance, January 31, 2008	5,523,288	55,233	—	—	49,211,961	19,641,790	(36,073)	68,872,911

Net income	—	—	—	—	—	4,549,468	—	4,549,468
Stock repurchase program	—	—	(107,317)	(1,255,459)	—	—	—	(1,255,459)
Other comprehensive loss	—	—	—	—	—	—	—	—
Translation adjustments	—	—	—	—	—	—	—	—
Canadian Real Estate	—	—	—	—	—	—	(55,152)	(55,152)
Qualytextil, S.A., Brazil	—	—	—	—	—	—	(3,473,196)	(3,473,196)
Interest rate swap	—	—	—	—	—	—	(627,380)	(627,380)
Stock based compensation	—	—	—	—	—	—	—	—
Issuance of director stock options	—	—	—	—	31,544	—	—	31,544
Restricted stock plan	—	—	—	—	268,391	—	—	268,391
Balance, January 31, 2009	5,523,288	55,233	(107,317)	(1,255,459)	49,511,896	24,191,258	(4,191,801)	68,311,127

Net income	—	—	—	—	—	1,029,792	—	1,029,792
Stock repurchase program	—	—	(18,005)	(97,788)	—	—	—	(97,788)
Other comprehensive loss	—	—	—	—	—	—	—	—
Translation adjustments	—	—	—	—	—	—	—	—
Canada	—	—	—	—	—	—	76,899	76,899
Qualytextil, S.A., Brazil	—	—	—	—	—	—	2,475,387	2,475,387
UK	—	—	—	—	—	—	(110,238)	(110,238)
China	—	—	—	—	—	—	80	80
Interest rate swap	—	—	—	—	—	—	627,380	627,380
Stock based compensation
Issuance of director stock options	—	—	—	—	47,068	—	—	47,068
Restricted stock plan	—	—	—	—	169,640	—	—	169,640
Director options granted at fair market value	—	—	—	—	—	—	—	—
Director stock options exercised	3,267	33	—	—	23,529	—	—	23,562
Shares issued from Restricted Stock Plan	38,177	381	—	—	—	—	—	381
Return of shares in lieu of payroll tax withholding	—	—	—	—	(111,000)	—	—	(111,000)
Cash paid in lieu of issuing shares	—	—	—	—	(18,501)	—	—	(18,501)
Balance, January 31, 2010	5,564,732	$55,647	(125,322)	$(1,353,247)	$49,622,632	$25,221,050	$(1,122,293)	$72,423,789

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended January 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities
Net income	$1,029,792	$4,549,468	$3,290,862
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for inventory obsolescence	211,601	49,785	300,626
Provision for doubtful accounts	96,074	59,135	(58,000)
Deferred income taxes	1,316,981	(608,519)	(641,575)
Depreciation and amortization	1,744,113	1,633,846	1,186,840
Stock based and restricted stock compensation	198,588	299,935	233,261
(Increase) decrease in operating assets:
Accounts receivable	(2,551,654)	2,763,878	(89,400)
Inventories	18,286,537	(5,698,718)	(7,723,060)
Prepaid income taxes and other current assets	(1,731,628)	—	1,110,310
Other assets	692,476	(422,309)	(305,961)
Increase (decrease) in operating liabilities
Accounts payable	28,840	(1,418,602)	257,357
Accrued expenses and other liabilities	(644,011)	3,372	319,538
Net cash provided by (used in) operating activities	18,677,709	1,211,271	(2,119,202)
Cash flows from investing activities
Acquisition of Qualytextil, S.A.	—	(13,780,205)	—
Purchases of property and equipment	(1,192,251)	(2,371,914)	(3,427,458)
Net cash used in investing activities	(1,192,251)	(16,152,119)	(3,427,458)
Cash flows from financing activities
Net borrowings (payments) under credit agreement	(14,890,899)	2,192,999	5,085,000
Purchases of stock under Stock Repurchase program	(97,788)	(1,255,459)	—
Borrowing to fund Qualytextil acquisition	—	13,344,466	—
Other liabilities	17,566	74,611	—
Net proceeds (repayment) construction loan	(88,993)	(88,000)	1,976,085
Proceeds from exercise of stock options	23,562	—	6,690
Shares returned in lieu of taxes under Restricted Stock Program	(110,967)	—	—
Net cash provided by (used in) financing activities	(15,147,519)	14,268,617	7,067,775
Net (decrease) increase in cash and cash equivalents	2,337,939	(672,231)	1,521,115
Cash and cash equivalents at beginning of year	2,755,441	3,427,672	1,906,557
Cash and cash equivalents at end of year	$5,093,380	$2,755,441	$3,427,672

See Note 1 for Supplemental Cash Flow information.

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010, 2009 and 2008

 1.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Lakeland Industries, Inc. and Subsidiaries (the “Company”), a Delaware corporation, organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing market.  The principal market for the Company’s products is in the United States. No customer accounted for more than 10% of net sales during the fiscal years ended January 31, 2010, 2009 and 2008.

Basis of Presentation

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) released the Accounting Standards Codification (“ASC”). The ASC became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”) and is effective for all interim and annual periods ending after September 15, 2009. All existing accounting standards documents were superseded, and any other literature not included in the ASC is considered non-authoritative. The adoption of the ASC did not have any impact on the Company’s financial condition, results of operations and cash flows, as the ASC did not change existing U.S. GAAP. The adoption of the ASC changes the approach of referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. Accordingly, references to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements in the Company’s Notes to Consolidated Financial Statements are now presented as references to the relevant topic in the ASC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laidlaw, Adams & Peck, Inc. and Subsidiary-Weifang Meiyang Protective Products Co. Ltd., (a Chinese corporation), Lakeland Protective Wear, Inc. and Lakeland Protective Real Estate (Canadian corporations), Weifang Lakeland Safety Products Co., Ltd. and Qingdao Lakeland Protective Products Co., Ltd. (Chinese corporations), Lakeland Industries Europe Ltd. (a British corporation), Lakeland Industries Inc. Agencia en Chile, (a Chilean Limited Liability Company), Lakeland Japan, Inc. (a Japanese corporation), Lakeland India Private, Ltd. and Lakeland Gloves and Safety Apparel Private Limited (Indian corporations), Industrias Lakeland S.A. de C.V. (a Mexican corporation) and  Qualytextil, S.A. (a Brazilian corporation), RussIndProtection, Ltd. (a Russian corporation), Art Prom, LLC, (a Kazakhstan corporation), Lakeland (Beijing) Safety Products, Co., Ltd (a Beijing corporation), Lakeland (Hong Kong) Trading Co., Ltd. (a Hong Kong corporation) and Lakeland Argentina, SRL (an Argentina corporation)   All significant intercompany accounts and transactions have been eliminated. On February 23, 2007, Lakeland Gloves and Safety Apparel Private Limited was formed to hold the assets of the Company’s recently purchased Indian business. On March 27, 2007, Industrias Lakeland de S.A. de C.V. was formed to operate the new facilities in Jerez, Mexico. In May 2008, Lakeland do Brasil, S.A., a Brazilian corporation, was formed as a subsidiary of Lakeland Industries, Inc., which then purchased 100% of the common stock of Qualytextil, S.A., a Brazilian corporation. In November 2008, Lakeland do Brasil was merged into Qualytextil.

Revenue Recognition

The Company derives its sales primarily from its limited use/disposable protective clothing and secondarily from its sales of  high-end chemical protective suits, fire fighting and heat protective apparel, gloves and arm guards and reusable woven garments. Sales are recognized when goods are shipped at which time title and the risk of loss passes to the customer, collectability is reasonably assured and pricing is fixed. Substantially all product sales are sold FOB shipping point, or with respect to non-U.S. customers, an equivalent basis. Sales are reduced for sales returns and allowances. Payment terms are generally net 30 days for United States sales and net 90 days for international sales. Sales are stated net of VAT, GST or sales taxes which maybe be billed, depending on jurisdiction.

Substantially all the Company’s sales are made through distributors. There are no significant differences across product lines or customers in different geographical areas in the manner in which the Company’s sales are made.

Rebates are offered to a limited number of our distributors who participate in a rebate program. Rebates are predicated on total sales volume growth over the previous year. The Company accrues for any such anticipated rebates on a pro-rata basis throughout the year.

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010, 2009 and 2008

1. (continued)

Our sales are generally final; however, requests for return of goods can be made and must be received within 90 days from invoice date. No returns will be accepted without a written authorization. Return products may be subject to a restocking charge and must be shipped freight prepaid. Any special made-to-order items are not returnable. Customer returns have historically been insignificant.

Customer pricing is subject to change on a 30-day notice; exceptions based on meeting competitors pricing are considered on a case-by-case basis.

Domestic and international sales are as follows:

	Fiscal Years Ended January 31,
	2010		2009		2008
Domestic	$61,504,000	65.3%	$76,695,000	75.0%	$82,773,000	86.5%
International	32,637,000	34.7%	25,573,000	25.0%	12,967,000	13.5%
Total	$94,141,000	100.0%	$102,268,000	100.0%	$95,740,000	100.0%

Inventories

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in first-out basis) or market. Provision is made for slow-moving, obsolete or unusable inventory.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, on a straight-line basis. Leasehold improvements and leasehold costs are amortized over the term of the lease or service lives of the improvements, whichever is shorter. The costs of additions and improvements which substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the account, and the gain or loss on disposition is reflected in operating income.

Goodwill and intangible assets

Goodwill and indefinite lived, intangible assets are tested for impairment at least annually; however, these tests may be performed more frequently when events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill impairment is evaluated utilizing a two-step process as required by U.S. GAAP.  Factors that the Company considers important that could identify a potential impairment include: significant under performance relative to expected historical or projected future operating results; significant changes in the overall business strategy; and significant negative industry or economic trends. The Company measures any potential impairment based on market quotes, if available, or on a projected discounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results.

On August 1, 2005, the Company purchased Mifflin Valley, Inc, a Pennsylvania manufacturer.  This acquisition resulted in the recording of $.9 million in goodwill as of January 31, 2006.  Management has determined there is no impairment of this goodwill at January 31, 2010, 2009 and 2008.

In May 2008, the Company acquired Qualytextil, S.A., a Brazilian manufacturer. An evaluation of this acquisition was made as of January 31, 2009, which resulted in the recording of $4.2 million of goodwill. Management has determined there is no impairment of this goodwill at January 31, 2010. See Note 4 for further discussion of goodwill.

Intangible assets consist primarily of trademarks, tradenames and customer contracts. Trademarks and tradenames are not amortized because they have indefinite lives. Customer contracts are amortized over their estimated useful lives of 39 months remaining at January 31, 2010.

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010, 2009 and 2008

1. (continued)

Impairment of Long-lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.

Self-Insured Liabilities

The Company has a self-insurance program for certain employee health benefits. The cost of such benefits is recognized as expense based on claims filed in each reporting period and an estimate of claims incurred but not reported during such period is accrued. This estimate is based upon historical trends and amounted to $132,000 for each of the years ended January 31, 2010, 2009 and 2008. The Company maintains separate insurance to cover the excess liability over set single claim amounts and aggregate annual claim amounts.

Stock-Based Compensation

The Company accounts for share based compensation in accordance with the guidance issued by the FASB, which requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements.  In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views regarding the interaction between U.S. GAAP and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

Shipping and Handling Costs

For larger orders, except in its Fyrepel product line, the Company absorbs the cost of shipping and handling.  For those customers who are billed the cost of shipping and handling fees, such amounts are included in net sales.  Shipping and handling costs associated with outbound freight are included in selling and shipping expenses and aggregated approximately $2.6 million, $3.0 million and $2.5 million in the fiscal years ended January 31, 2010, 2009 and 2008, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and included in general and administrative expenses.  Research and development expenses aggregated approximately $305,000, $321,000 and $359,000 in the fiscal years ended January 31, 2010, 2009 and 2008, respectively, and was primarily due to certification of products in 2009.

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

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010, 2009 and 2008

1. (continued)

Uncertain Tax Positions

The Company adopted the guidance for uncertainty in income taxes effective February 1, 2007. This guidance prescribes recognition thresholds that must be met before a tax benefit is recognized in the financial statements and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under this guidance, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recorded the cumulative effect of applying this guidance as a $419,000 decrease to the opening balance of retained earnings as of February 1, 2007, $207,000.

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share are based on the weighted average number of common and common stock equivalents. The average common stock equivalents for the years ended January 31, 2010, 2009 and 2008 were 31,688, 39,275 and 19,494, respectively, representing the dilutive effect of stock options and restricted stock awards. The diluted earnings per share calculation takes into account the shares that may be issued upon exercise of stock options, reduced by shares that may be repurchased with the funds received from the exercise, based on the average price during the fiscal year.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs (income) amounted to $50,000, $32,000 and $(76,000) in the fiscal years ended January 31, 2010, 2009 and 2008, respectively, net of co-op advertising allowance received from a supplier.  These reimbursements include some costs which are classified in categories other than advertising, such as payroll.

Statement of Cash Flows

The Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds. The market value of the cash equivalents approximates cost. Foreign denominated cash and cash equivalents were approximately $5.1 million and $2.7 million at January 31, 2010 and 2009, respectively.

Supplemental cash flow information for the years ended January 31 is as follows:

	2010	2009	2008
Interest paid	$1,111,456	$827,725	$330,268
Income taxes paid	$625,204	$3,216,000	$699,456

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010, 2009 and 2008

1. (continued)

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

Our major foreign financial depositories are Bank of America, China Construction Bank, China Agricultural Bank, HSBC in China; HSBC in India and UK; TD Bank Canada; Trust Bank in Canada; and Banco do Brasil, S.A. and Banco Itaú S.A. in Brasil. We monitor our financial depositories by their credit rating.

Foreign Operations and Foreign Currency Translation

The Company maintains manufacturing operations in Mexico, India, Brazil and the People’s Republic of China and can access independent contractors in Mexico and China. It also maintains sales and distribution entities located in India, Canada, the U.K., Chile, China, Argentina, Russia, Kazakhstan and Brazil. The Company is vulnerable to currency risks in these countries. The functional currency of foreign subsidiaries is the U.S. dollar, except for the Brazilian operation, UK, new trading companies in China, and the Canadian Real Estate subsidiary.

Pursuant to U.S. GAAP, assets and liabilities of the Company’s foreign operations with functional currencies, other than the U.S. dollar, are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity.

The monetary assets and liabilities of the Company’s foreign operations with the U.S. dollar as the functional currency are translated into U.S. dollars at current exchange rates, while non-monetary items are translated at historical rates. Revenues and expenses are generally translated at average exchange rates for the year. Transaction gains and (losses) that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and aggregated gains of  approximately $324,000, $149,000 and $72,000 for the fiscal years ended January 31, 2010, 2009 and 2008, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The most significant estimates include the allowance for doubtful accounts and inventory allowances.  It is reasonably possible that events could occur during the upcoming year that could change such estimates.

Fair Value of Financial Instruments

The Company’s principal financial instrument consists of its outstanding revolving credit facility and term loan. The Company believes that the carrying amount of such debt approximates the fair value as the variable interest rates approximate the current prevailing interest rate.

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010, 2009 and 2008

1. (continued)

Recent Accounting Developments

  In June 2009, the FASB issued a new accounting standard which revises the accounting for VIEs by introducing a new consolidation model. This new standard changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate VIEs. The new model identifies two primary characteristics of a controlling financial interest: (1) the power to direct significant activities of the VIE, and (2) the obligation to absorb losses of and/or provide rights to receive benefits from the VIE that are potentially significant to the VIE. In February 2010, the FASB finalized an Accounting Standards Update ("ASU") which defers the requirements of this standard for certain interests in investment funds and certain similar entities. The adoption of this new standard on January 1, 2010 is not expected to have a material impact on the Company's financial position or results of operations.

  In June 2009, the FASB issued amended guidance on accounting for transfers of financial assets. The amendments were issued to improve the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial statements, and a transferor's continuing involvement, if any, in transferred financial assets. The amendments eliminate the concept of qualifying special purpose entities from GAAP. These entities will now be evaluated for consolidation in accordance with the applicable consolidation criteria. The amendments are effective for reporting periods beginning on or after November 15, 2009. The adoption of the amended guidance is not expected to affect the Company's financial condition, results of operations or cash flows.

  In January 2010, the FASB issued a new accounting standard that provides amended disclosure requirements related to fair value measurements. This standard is effective for financial statements issued for reporting periods beginning after December 15, 2009 for certain disclosures and for reporting periods beginning after December 15, 2010 for other disclosures. Since these amended principles require only additional disclosures concerning fair value measurements, adoption will not affect the Company's financial condition, results of operations or cash flows.

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010, 2009 and 2008

1. (continued)

Comprehensive Income (Loss)

 Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. This includes translation adjustments for foreign subsidiaries where the functional currency is other than the U.S. dollar. No tax benefit or expense has been attributed to any of these items.

2.  INVENTORIES, NET

Inventories consist of the following at January 31:

	2010	2009

Raw materials	$18,727,993	$26,343,875
Work-in-process	2,444,693	2,444,160
Finished goods	17,403,204	28,285,993
	$38,575,890	$57,074,028

3.  PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at January 31:

	Useful life in years	2010	2009
Machinery and equipment	3 – 10	$9,020,453	$8,488,655
Furniture and fixtures	3 – 10	494,464	389,746
Leasehold improvements	Lease term	1,731,669	1,189,312
Land and building (China)	20	2,412,115	2,412,115
Land, building and equipment (India)	7 - 39	4,129,205	4,010,237
Land and building (Canada)	30	2,277,397	1,985,951
Land and buildings (USA)	39	3,655,764	3,654,008
Land and building (Brazil)	5	662,157	535,971
		24,383,224	22,665,995
Less accumulated depreciation and amortization		(10,640,770)	(8,929,669)
		$13,742,454	$13,736,326

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010, 2009 and 2008

3. (continued)

Depreciation and amortization expense for fiscal 2010, 2009 and 2008 amounted to $1,744,113, $1,633,846 and $1,186,840, respectively. Amortization of intangibles is included in these amounts and is not material. Net fixed assets in China were approximately $2.4 million and $2.5 million at January 31, 2010 and 2009, respectively. Net fixed assets in India were approximately $3.2 million and $3.5 million at January 31, 2010 and 2009, respectively. Net fixed assets in Canada were approximately $2.3 million and $2.1 million at January 31, 2010 and 2009, respectively. Net fixed assets in Brazil were approximately $1.8 million and $1.1 million at January 31, 2010 and 2009, respectively.

In November 2006, the Company purchased the Industrial Glove assets of RFB Latex, Ltd. (RFB) of New Delhi, India for a purchase price of approximately $3.4 million, subject to reconciliation of operations over the prior year audit.  Such assets consist of long term land leases, buildings and equipment.  This purchase price is in addition to the cumulative outlay of approximately $1.5 million through November 15, 2006 which consists of the cost of the purchase option, inventory, receivables, operating losses to date and working capital. Such additional amount has been charged to expense in 2007. The Company is in the process of, subject to Indian law, liquidating its existing subsidiary and setting up a new subsidiary which will consummate the purchase transaction. The Company has purchased the assets in question directly and has hired a new Chief Operating Officer to manage and control the Indian operations. Management has begun shipping gloves to the USA in December 2008.

4.  BUSINESS COMBINATIONS – Acquisition of Qualytextil, S.A. and Increased Revolving Credit Line

On May 13, 2008, Lakeland Industries, Inc. completed the acquisition of 100% of all outstanding stock of Qualytextil, S.A., a corporation organized under the laws of Brazil, pursuant to a stock purchase agreement. Qualytextil is a supplier of protective fire apparel in Brazil.

The acquisition was financed through Lakeland’s revolving credit facility. Further, to accommodate the Qualytextil acquisition, Wachovia Bank, N.A. in 2008 increased the Revolving Line of Credit from $25,000,000 to $30,000,000 and reworked several covenants to allow for the acquisition.

The Purchase Price was based upon a multiple of seven times the 2007 EBITDA of Qualytextil, some of which was used to repay outstanding debts at closing. The 2007 EBITDA was $R3,118,000 ($1.9 million), and the total amount paid at closing, including the repayment of such outstanding debts, was $R21,826,000 (approximately $13.3 million).

In connection with the closing of such acquisition, a total of $R6.3 million ($3.9 million) was used to repay outstanding debts of Qualytextil, $R7.8 million ($4.7 million) was retained in the various escrow funds as described and the balance of $R7.7 million ($4.7 million) was paid to the Sellers at closing.

There is a provision for a Supplementary Purchase Price - Subject to Qualytextil’s EBITDA in 2010 being equal to or greater than $R4,449,200 ($2.7 million). The Purchaser shall then pay to the Sellers the difference between six (6) times Qualytextil’s EBITDA in 2010 and seven (7) times the 2007 EBITDA ($R21,826,000.00) ($13.3 million), less any unpaid disclosed or undisclosed contingencies (other than Outstanding Debts) from preclosing which exceeds $R100,000.00 ($.06 million) ("Supplementary Purchase Price"). The Supplementary Purchase Price in no event shall be greater than $R27,750,000.00 ($16.8 million) additional over the initial Purchase Price, subject to certain restrictions. (USD amounts are based on the exchange rate at the date of the transaction-$R1.645 = 1 USD).

All sellers also have executed employment contracts with terms expiring December 31, 2011 which contain a non-compete provision extending seven years from termination of employment.  The Company evaluated the non-compete provision in the employment agreements and concluded the resulting intangible asset, to be insignificant to the consolidated financial statements.

The Company has evaluated the fair value of the assets purchased, including intangible assets, and has assigned the following values to intangible assets of $R870,000 ($372,894) to the value of the Qualytextil contract with a significant customer, to be amortized over the remaining 54 months of the contract, and $R7,044,896 ($3,019,543) to tradenames, which has an indefinite life and is, therefore, not amortized. There is no significant purchased research and development cost involved.

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010, 2009 and 2008
4. (continued)

The operations of Qualytextil, S.A. have been included in the Lakeland consolidated results commencing May 1, 2008.  A condensed balance sheet at the acquisition date follows:

Current assets	($000 USD)

Cash and equivalents	$34
Accounts receivable	1,199
Inventory	3,309
Other current assets	210
Total current assets	4,752
Deferred tax asset	222
Fixed assets	1,249
Intangible (trademarks, tradenames)	186
Other non-current assets	606
Total assets	$7,015

Current Liabilities
Loans	$3,093
Trade payables and other current liabilities	3,477
Total current liabilities	6,570

Other non-current liabilities	86
Net assets acquired	359
$7,015
Total cost of acquisition of Qualytextil, SA	$13,780
Less net assets acquired	(359)
Less debt repayment at closing	(3,890)
Less additional values to reflect appraisal, assigned to (in USD)
Trademarks	(3,020)
Customer contract	(373)
Goodwill at closing	6,138
Foreign currency translation	1,900
Goodwill at January 31, 2009 arising from Qualytextil, SA	$4,238
Effect of foreign exchange in FY10	720
Goodwill at January 31, 2010 arising from Qualytextil, S.A.	$4,958

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010, 2009 and 2008
4. (continued)

Lakeland results on a pro-forma basis with Qualytextil, S.A. results included as if acquired at beginning of each year shown are as follows:

	Fiscal 2009	Fiscal 2008
Sales	$104,233	$104,258
Net income	4,815	3,942
EPS	$0.89	$0.71

For Brazilian tax purposes, the Company is deducting goodwill over a five-year period which commenced with the merger of its holding company into the operating company in Brazil, which took place in November 2008.

5.  INTANGIBLE AND OTHER ASSETS, NET

Intangible and other assets consist of:

	2010	2009
Trademarks and tradenames, resulting from
Qualytextil, S.A. acquisition, per appraisal	$3,972,157	$3,191,891
Appraised value of customer contracts acquired in Qualytextil, S.A. acquisition, amortized over estimates remaining life of 39 months from January 31, 2010, net of accumulated amortization of $110,454 at 2010 and $20,716 at 2009	335,148	352,178
Bank fees net of accumulated amortization of $0 at 2010 and $483,275 at 2009	71,761	83,550
Deferred taxes non-current	705,102	519,211
Security deposits	522,465	231,318
Other	15,487	27,685
	$5,622,120	$4,405,833

Amortization expense for the next five years is as follows:

Bank fees:  $55,700 for 2010 and $27,850 for 2011.

Customer contracts:  $82,865 per year for 2010 through 2014, subject to exchange rate fluctuations.

The increase in trademarks and tradenames from 2009 to 2010 of $780,266 is the result of foreign exchange differences.

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010, 2009 and 2008

6.  LONG-TERM DEBT

Revolving Credit Facility

In January 2010, the Company entered into a new one-year $23.5 million revolving credit facility with TD Bank, N.A. At January 31, 2010 the amount outstanding under this facility was $9.5 million. The credit facility contains financial covenants, including, but not limited to, fixed charge ratio, funded debt to EBIDTA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at January 31, 2010.

In July 2005, as amended, the Company entered into a $30 million five-year revolving credit facility with Wachovia Bank, N.A.  At January 31, 2009, the balance outstanding under this revolving credit facility amounted to $24.4 million. The credit facility was collateralized by substantially all of the assets of the Company.  The credit facility contained financial covenants, including, but not limited to, fixed charge ratio, funded debt to EBIDTA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at January 31, 2009. This revolving credit facility was terminated when the Company entered into the revolving credit facility with TD Bank, N.A. in January 2010.

The maximum amounts borrowed under the credit facilities during the fiscal years ended January 31, 2010, 2009 and 2008 were $23,500,000, $28,300,000 and $9,900,000, respectively, and the weighted average interest rates during the periods were 3.41%, 3.06% and 5.51%, respectively.

7.  STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

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

Restricted Stock Plan and Performance Equity Plan (“2006 Equity Incentive Plan”) and the (“2009 Equity Incentive Plan”)

On June 21, 2006, the shareholders of the Company approved a restricted stock plan (The “2006 Equity Incentive Plan”).  A total of 253,000 shares of restricted stock were authorized under this plan. On June 17, 2009, the shareholders of the Company authorized 253,000 shares under the restricted stock plan (The “2009 Equity Incentive Plan”).  Under the restricted stock plan, eligible employees and directors are awarded performance-based restricted shares of the Company common stock.  The amount recorded as expense for the performance-based grants of restricted stock are based upon an estimate made at the end of each reporting period as to the most probable outcome of this plan at the end of the three-year performance period. (e.g., baseline, maximum or zero).  In addition to the grants with vesting based solely on performance, certain awards pursuant to the plan have a time-based vesting requirement, under which awards vest from two to three years after grant issuance, subject to continuous employment and certain other conditions.  Restricted stock has no voting rights until fully vested and issued, and the underlying shares are not considered to be issued and outstanding until vested.

Under the 2009 Equity Incentive Plan, the Company has granted up to a maximum of 230,555 restricted stock awards as of January 31, 2010. All of these restricted stock awards are non-vested at January 31, 2010 (165,725 shares at “baseline”) and have a weighted average grant date fair value of $8.00. Under the 2006 Equity Incentive Plan, there are also outstanding as of January 31, 2010 unvested grants of 2,558 shares under the stock purchase match program and 23,311 shares under the bonus in stock program. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010, 2009 and 2008

7. (continued)

As of January 31, 2010, unrecognized stock-based compensation expense related to restricted stock awards totaled $1,883,794, consisting of $43,730 remaining under the 2006 Equity Incentive Plan and $1,844,438 under the 2009 Equity Incentive Plan, before income taxes, based on the maximum performance award level, less what has been charged to expense on a cumulative basis through January 31, 2010, which was set at zero.  Such unrecognized stock-based compensation expense related to restricted stock awards totaled $1,325,800 at the baseline performance level. The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years.  The board has estimated its current performance level to be at the zero level, and expenses have been recorded accordingly.  The performance based awards are not considered stock equivalents for EPS purposes.

The Company recognized total stock-based compensation costs of $198,228, $299,935 and $233,261 of which $151,160, $268,391 and $223,261 results from the 2006 Equity Incentive Plan and $47,068, $31,544 and $0 results from the Directors’ Plan for the years ended January 31, 2010, 2009 and 2008, respectively. These amounts are reflected in selling, general and administrative expenses. The total income tax benefit recognized for stock-based compensation arrangements was $54,418, $107,977 and $83,974 for the years ended January 31, 2010, 2009 and 2008, respectively.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended January 31, 2010 and 2009:  expected volatility of 87%; risk-free interest rate of 3.6%; expected dividend yield of 0.0%; and expected life of six years. All stock-based option awards were fully vested at January 31, 2010, 2009 and 2008. During fiscal 2010, 5000 option shares were granted to a new director in April 2009 and 3,000 option shares (1,000 each) were granted to three directors in June 2009. During fiscal 2009, 3,000 option shares were granted to three directors (1,000 each) in June 2008.  No options were granted in fiscal 2008.

Additional information with respect to the Directors’ Plan for the fiscal year ended January 31, 2010 is summarized as follows:

	Directors’ Plan
	Number of shares	Weighted average exercise price	Weighted average remaining term (years)	Aggregate Intrinsic Value
Shares under option
Outstanding at beginning of year	20,567	$13.42	2.27
Granted during FY10	8,000	6.88		$11,200
Cancelled during FY10	(1,000)	13.10
Exercised during FY10	(3,267)	7.22
Outstanding and exercisable at end of year	24,300	$12.11	2.34	$11,200
Weighted-average fair value per share of options granted during:
FY10		$5.88
FY09		$10.51
FY08		N/A

Reserved for future issuance:
Directors’ Plan	6,000

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010, 2009 and 2008

8.  INCOME TAXES

The provision for income taxes is based on the following pretax income:

	2010	2009	2008
Domestic	$(1,208,641)	$2,826,365	$3,642,522
Foreign	2,644,294	3,236,938	1,222,276
Total	$1,435,653	$6,063,303	$4,864,798

The provision for income taxes is summarized as follows:

	2010	2009	2008
Current
Federal	$(1,228,449)	$1,063,383	$1,680,298
State	(130,339)	154,558	174,369
Foreign	447,668	904,413	343,864
	(911,120)	2,122,354	2,198,531
Deferred	1,316,981	(608,519)	(624,595)
	$405,861	$1,513,835	$1,573,936

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

	2010	2009	2008

Statutory rate	34.0%	34.0%	34.0%
State income taxes, net of Federal tax benefit	(6.0)%	1.7%	2.4%
Permanent differences	—	—	(0.7)%
FIN48 adjustment	—	(3.4)%	—
Foreign tax rate differential	(17.0)%	(6.2)%	(5.4)%
India tax credit valuation allowance	16.2%	—	—
Restricted stock fair market value at vesting per tax compared with grant date per books	6.2%	—	—
Various tax credits	(4.7)%	—	—
Other	(0.4)%	(1.1)%	2.0%
Effective rate	28.3%	25.0%	32.3%

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010, 2009 and 2008
8. (continued)

The tax effects of temporary differences which give rise to deferred tax assets at January 31, 2010, 2009 and 2008 are summarized as follows:

	2010	2009	2008
Deferred tax assets
Inventories	$902,809	$1,204,998	$1,120,426
Accounts receivable	9,718	37,810	17,100
Accrued compensation and other	236,233	293,516	66,742
Depreciation	26,935	22,304	35,666
Stock based compensation	85,555	262,502	130,000
Losses in India prior to restructuring	—	757,102	599,779
Deferred tax assets	$1,261,250	$2,578,232	$1,969,713

Tax Audit

Effective February 1, 2007, the Company adopted the new guidance issued by the Financial Accounting Standards Board (“FASB”) dealing with accounting for uncertainty in income taxes. This guidance prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under guidance, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recorded the cumulative effect of applying this guidance as a $419,000 debit to the opening balance retained earnings as of February 1, 2007, the date of adoption.

The following table summarized the activity related to our gross unrecognized tax benefits from February 1, 2007 to January 31, 2009 (in $000):

Accrued as of January 31, 2008	$439
Less taxes refundable from1/04 per Company position written off in FY08 as part of adjustment to reflect this guidance	(162)

Balance as of January 31, 2008	$277
Payments made to settle the liability	(70)
Reduction in tax expense in FY09 to reflect settlement with IRS	(207)
Uncertain tax liability at January 31, 2009	$0

There was no activity in this account and the uncertain tax liability at January 31, 2010 was $0.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense.

The Company is subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions and a number of foreign jurisdictions.   The Company’s federal income tax returns for the fiscal years ended January 31, 2003, 2004, 2005 and 2007 have been audited by the Internal Revenue Service (“IRS”).

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010, 2009 and 2008
8. (continued)

On July 23, 2008, the Company reached a settlement with the IRS regarding its examination of the Company’s federal  income tax returns for taxable years ended January 31, 2003, 2004 and 2005.

The Company agreed with the IRS to settle the audit for the amount of $91,000, which includes interest of $24,000. The impact of this settlement results in an additional state tax liability of $12,000, which includes interest of $3,000.  The settlement also resulted in the Company recording a deferred tax asset of $28,000.  Accordingly, the Company reported a reduction in income tax expense of $207,000 for this transaction in its second quarter report for July 31, 2008. An audit of the fiscal year ended January 2007 has been completed by the IRS. The Company has received a final “No Change Letter” from the IRS for FY07.

Our three major foreign tax jurisdictions are China, Canada and Brazil. According to China tax regulatory framework, there is no statute of limitation on fraud or any criminal activities to deceive tax authorities. However, the general practice is going back five years, and general practice for records maintenance is 15 years.  Our China subsidiaries were audited during the tax year 2007 for the tax years 2006, 2005 and 2004. Those audits are associated with ordinary course of business. China tax authorities did not perform tax audits associated with ordinary course of business during tax years 2008 and 2009 or during the current year as of current filing date.   China tax authorities performed a fraud audit, but the scope was limited to the fraud activities found in late FY09. This audit covered tax years from 2003 through 2008. We have reached a settlement with the Chinese Government in January 2009. China tax authorities have performed limited reviews on all China subsidiaries as of tax years 2008 and 2009, with no significant issues noted. As a result, we can reasonably conclude that we do not anticipate any foreseeable future liabilities.

Lakeland Protective Wear, Inc., our Canadian subsidiary, follows Canada tax regulatory framework recording its tax expense and tax deferred assets or liabilities. The Company has never been audited by the Canada tax authority. As of this statement filing date, we believe the Company’s tax situation is reasonably stated, and we do not anticipate future tax liability.

Qualytextil, S.A. has never been audited under Brazilian Federal tax authorities but, by law in Brazil, they are allowed to audit the five most recent years. We do not anticipate significant tax liability upon any future tax audits in Brazil.

Effective in the year ended January 31, 2010, management changed its estimates for the deferred tax asset to be realized upon the final restructuring of its Indian operations. Accordingly, management has recorded an allowance of $407,102 against the ultimate realization of the remaining $407,102 included in Deferred Income Taxes on the accompanying balance sheet, to yield a net value of zero for this item.

9.  BENEFIT PLANS

Defined Contribution Plan

Pursuant to the terms of the Company’s 401(k) plan, substantially all U.S. employees over 21 years of age with a minimum period of service are eligible to participate.  The 401(k) plan is administered by the Company and provides for voluntary employee contributions ranging from 1% to 15% of the employee’s compensation. The Company made discretionary contributions of $107,153, $238,207 and $216,283 in the years ended January 31, 2010, 2009 and 2008, respectively. During FY10, the Company suspended the company match.

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010, 2009 and 2008

10.  MAJOR SUPPLIER

The Company purchased approximately 11.3%, 46.4% and 62.0% of its raw materials from one supplier under licensing agreements for the years ended January 31, 2010, 2009 and 2008, respectively. We expect the nature of the relationship to change to buying finished goods from DuPont as opposed to raw material and becoming a master distributor. Required similar raw materials could be purchased from other sources although the Company’s competitive position in the marketplace could be affected.

11.  COMMITMENTS AND CONTINGENCIES

Employment Contracts

The Company has employment contracts with seven principal officers expiring through January 31, 2012.  Pursuant to such contracts, the Company is committed to aggregate annual base remuneration of $720,000 and $355,000 for the fiscal years ended January 31, 2011 and 2012, respectively.

Three of such contracts provide for bonuses based on reported EPS for the fiscal year 2010. There were no such bonuses for FY10.

The Company has employment contracts with the four principal sellers of Qualytextil, S.A. who have remained with Qualytextil, S.A. as managers. All four contracts expire December 31, 2011 and call for aggregate base compensation of approximately $R1.1 million (USD $0.6 million).

Leases

On March 1, 1999, the Company entered into a one-year (renewable for four additional one- year terms) lease agreement with Harvey Pride, Jr., an officer of the Company, for a 2,400 sq. ft. customer service office for $18,000 annually located next to the existing Decatur, Alabama facility mentioned above.  This lease was renewed on April 1, 2009 through March 31, 2011 with a 5% yearly increase in rental rate.

The Company believes that all rents paid to Harvey Pride, Jr. by the Company are comparable to what would be charged by an unrelated party, as three different rent fairness appraisals were performed in 1999, 2002 and 2004.  The total rent paid to Harvey Pride, Jr. by the Company for use of the customer service office for each of the years ended January 31, 2010, 2009 and 2008 amounted to $18,900, $18,000 and $18,000, respectively.

In the fiscal year ended January 31, 2009, Qualytextil, S.A., in connection with the expansion needed to accommodate the importation and sales of Lakeland branded products in Brazil, has signed several leases for additional warehousing, corporate and sales space in Salvador, Rio de Janiero and Sao Paulo, aggregating approximately 16,000 square feet at an aggregate annual rental of approximately $157,000, with expiration dates ranging from March 2011 to October 2013.

In July 2005, as part of the acquisition of Mifflin Valley Inc. (merged into Lakeland Industries, Inc. on September 1, 2006) the Company entered into a five-year lease with Michael Gallen (an employee) to lease an 18,520 sq. ft. manufacturing facility in Shillington, PA for $55,560 annually or a per square foot rental of $3.00 with an annual increase of 3.5%.  This amount was obtained prior to the acquisition from an independent appraisal of the fair market rental value per square foot.  In addition, the Company, commencing January 1, 2006, is renting 12,000 sq. ft. of warehouse space in a second location in Pennsylvania from this employee, on a month-by-month basis, for the monthly amount of $3,350 or $3.35 per square foot annually.  Mifflin Valley utilizes the services of Gallen Insurance (an affiliate of Michael & Donna Gallen) to provide certain insurance in Pennsylvania.  Such payments for insurance aggregated of approximately $45,000, $40,000 and $34,000 in fiscal 2010, 2009 and 2008, respectively.

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010, 2009 and 2008

11. (continued)

Total rental costs under all operating leases are summarized as follows:

	Gross rental	Rentals paid to related parties
Year ended January 31,
2010	$633,769	$127,080
2009	$550,513	$117,855
2008	$566,845	$167,904

Minimum annual rental commitments for the remaining term of the Company’s non-cancelable operating leases relating to manufacturing facilities, office space and equipment rentals at January 31, 2010, including lease renewals subsequent to year end, are summarized as follows:

Year ending January 31,

2011	$597,298
2012	454,973
2013	382,062
2014	129,015

Real Estate Purchases

Canadian Building:

In June 2006, the Company entered into an agreement to construct a distribution facility in Brantford, Ontario at a fixed cost of approximately $2,400,000. In order to finance the acquisition, the Company has arranged a term loan in the amount of $2,000,000 (Canadian) bearing interest at the Business Development Bank of Canada’s floating base rate minus 1.25% (currently equal to 6.75%) and is repayable in 240 monthly principal installments of $8,350 (Canadian) plus interest. The Company has drawn down the full amount of this loan and has included $33,899 (Canadian) as capitalized interest reflected in the asset cost. Such building was completed, and the Company took occupancy in December 2007. The term loan is collateralized by the land and buildings in Brantford, Ontario, as well as certain personal property of our Canadian subsidiaries. In addition, $700,000 (Canadian) of the term loan is guaranteed by the parent Company.

A five-year commitment schedule for this is as follows:

Year ended January 31, 2010 Canadian
2011	$93,601
2012	93,601
2013	93,601
2014	93,601
2015	93,601

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010, 2009 and 2008

11. (continued)

Litigation

The Company is involved in various litigation arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows.

Canadian Customs Audit

In August 2009, Canadian customs authorities commenced a NAFTA verification audit. Management believes this audit will be closed without incident.

Related Party-Outside Contractor

The Company leased its facility in Mexico from Louis Gomez Guzman (an employee in Mexico until December 2005), pursuant to a lease which expired July 31, 2007 at an annual rental of $121,224.  Mr. Guzman was acting as a contractor for our Mexican facility both before and following his employment with the Company.  His company, Intermack, enabled our Mexican facility to increase or decrease production as required without the Company needing to expand its facility.  During fiscal 2010, 2009 and 2008, Lakeland de Mexico paid Intermack $0, $0 and $518,968, respectively, for services relating to contract production.

Earthquake in Chile – Subsequent Event

In late February 2010, there were very severe earthquakes in Chile. All of our employees are safe. There was little damage to our inventory although our leased warehouse has structural damage which the landlord is repairing. Although there is a disruption in the sales, including problems with local communications and transportation, management believes there will not be a material negative impact on its operations as a result of the earthquakes and the aftermath.

12.  DERIVATIVE INSTRUMENTS AND FOREIGN CURRENCY EXPOSURE

The Company has foreign currency exposure, principally through sales in Canada, Brazil and the UK, and production in Mexico and China. Management has commenced a hedging program to partially offset this risk by purchasing forward contracts to sell the Canadian Dollar and Chilean Peso.  Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. Management has decided not to hedge its long position in the Chinese Yuan or the Brazilian Real.

The Company accounts for its foreign exchange derivative instruments under guidance issued by the FASB addressing accounting for derivative instruments and hedging activities. This guidance requires recognition of all derivatives as either assets or liabilities at fair value and may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments.

Interest Rate Risk Management

We are exposed to interest rate risk from debt. We had hedged against the risk of changes in the interest rate associated with our variable rate revolving credit (see Note 6) by entering into a variable-to-fixed interest rate swap agreement, designated as fair value hedges, with a total notional amount of $18 million as of January 31, 2009. We assumed no hedge ineffectiveness as each interest rate swap meets the short-cut method requirements under U.S. GAAP for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swaps were offset by changes in the fair value of the debt. Both were reported in interest and other income and, net gain or loss is recognized in earnings. This was bought out in January 2010.

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010, 2009 and 2008

12. (continued)

The fair values of all derivatives recorded on the consolidated balance sheet are as follows:

	January 31, 2010	January 31, 2009
Unrealized gains:
Foreign currency exchange contracts	—	—
Unrealized (losses):
Foreign currency exchange contracts	—	—
Interest rate swaps	—	$(627,380)

There were no derivatives outstanding as of January 31, 2010.

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010, 2009 and 2008

13.  MANUFACTURING SEGMENT DATA

The Company manages its operations by evaluating its geographic locations. The Company’s North American operations include its facilities in Decatur, Alabama (primarily disposables, chemical suit and glove production), Celaya, Mexico (primarily disposables, chemical suit and glove production) and St. Joseph, Missouri (primarily woven products).  The Company also maintains contract manufacturing facilities in China (primarily disposable and chemical suit production). The Company’s China facilities, Jerez, Mexico and Salvador, Brazil facilities produce the majority of the Company’s products. The accounting policies of these operating entities are the same as those described in Note 1. The Company evaluates the performance of these entities based on operating profit, which is defined as income before income taxes and other income and expenses. The Company has a small sales force in Canada and Europe who distribute products shipped from the United States and China. The table below represents information about reported manufacturing segments for the years noted therein:

	2010	2009	2008

Net Sales:
North America and other foreign	$75,274,796	$92,408,341	$97,922,742
China	19,473,004	22,182,628	14,823,755
India	824,083	489,755	132,350
Brazil	13,173,777	8,383,726	—
Less inter-segment sales	(14,604,841)	(21,196,325)	(17,138,779)
Consolidated sales	$94,140,819	$102,268,125	$95,740,068

Operating Profit:

North America and other foreign	$21,288	$2,890,601	$3,262,062
China	2,578,057	3,071,886	2,082,988
India	(852,335)	(845,791)	(624,042)
Brazil	298,374	1,469,542	—
Less intersegment profit	412,123	(313,928)	262,466
Consolidated operating profit	$2,457,507	$6,272,310	$4,983,474

Identifiable Assets:
North America and other foreign	$53,233,159	$70,302,861	$76,306,269
China	14,133,006	13,270,793	9,904,174
India	3,875,781	4,351,075	(1,587,590)
Brazil	18,778,435	13,689,989	—
Consolidated assets	$90,020,381	$101,614,718	$84,622,853

Depreciation:
North America and other foreign	$790,555	$830,314	$665,182
China	320,999	286,773	352,009
India	420,141	365,262	169,649
Brazil	167,580	134,612	—
Consolidated depreciation	$1,699,275	$1,616,961	$1,186,840

Lakeland Industries, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010, 2009 and 2008

14.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS (In thousands, except for per share amounts):

	1/31/10	10/31/09	7/31/09	4/30/09
Net sales	$24,831	$22,285	$23,049	$23,976
Cost of sales	17,329	16,629	16,812	17,965
Gross profit	7,502	5,656	6,237	6,011
Net income	$1,115	$(190)	$8	$97
Basic and diluted income per common
Share
Basic	$0.20	$(0.03)	$0.00	$0.02
Diluted	$0.20	$(0.03)	$0.00	$0.02

	1/31/09	10/31/08	7/31/08	4/30/08
Net sales	$22,263	$25,160	$27,565	$27,280
Cost of sales	16,304	17,989	19,404	20,602
Gross profit	$5,959	$7,171	$8,161	$6,678
Net income	$659	$1,373	$1,625	$893
Basic and diluted income per common share*:
Share
Basic	$0.12	$0.25	$0.30	$0.16
Diluted	$0.12	$0.25	$0.30	$0.16

15.  FRAUD INVOLVING CHINA PLANT MANAGER

In October 2008, a senior manager in charge of one of the Company’s plants in China was terminated. He has been charged by Chinese authorities with selling non-woven fabric waste from garment production over the last eight years and personally keeping the proceeds. Such proceeds amount to approximately RMB4,000,000 (approximately USD $580,000) which the Company has recovered. Such proceeds allegedly originated periodically over the last eight years and were not significant in any one year. The Company has completed negotiations with Chinese government agencies regarding income tax, fine and interest at $81,000 and $169,000, respectively. The Company is still negotiating with customs authorities and has reserved $163,000 as custom duties and fines. A net pretax total of $247,000 is reported as other income, and $81,000 is reported as income tax expense in association with this matter for the fiscal year ended January 31, 2009.

Further, the Company had been searching for an additional building to expand its China operations. In May 2008, this senior manager steered the Company into purchasing a building only five miles from our existing plants in AnQui City. The Company agreed to purchase this building for RMB4.2 million (approximately USD $614,000). This senior manager was an undisclosed owner of this building. Further, a forged land lease was also issued. The Company has unwound this transaction and has received the return in full of the RMB4.2 million it paid in Q3 for this building. The Company also negotiated a four-year lease for this property, which will be reflected as prepaid rent for the RMB1.5 million spent by the Company for improvements.

16.  OTHER INCOME

In 2003 and 2004, one of the Company’s China subsidiaries reserved RMB1,399,000 (USD $204,000) out of which RMB901,000 (USD $132,000) was reserved for workers social benefits, and RMB498,000 (USD $72,000) was reserved for potential liabilities. This resulted in cash returned by a previous employee who was terminated in 2004. Upon inquiries with the local government agencies, we concluded that we are no longer liable for these items. As a result, we reported the equivalent of RMB1,399,000 (USD $204,000) as other income for the year ended January 31, 2009.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at Beginning of period	Charge to costs and expenses	Charged to other accounts	Additions / Deductions	Balance at end of period
Year ended January 31, 2010
Allowance for doubtful accounts (a)	$104,500			$95,700	$200,200

Allowance for slow moving inventory	657,000			$211,000	$868,000

Year ended January 31, 2009
Allowance for doubtful accounts (a)	$45,000			$59,500	$104,500

Allowance for slow moving inventory	$607,000			$50,000	$657,000

Year ended January 31, 2008
Allowance for doubtful accounts (a)	$103,000			$(58,000)	$45,000

Allowance for slow moving inventory	$306,000			$301,000	$607,000

(a) Deducted from accounts receivable

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2010. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2010 to ensure them that information relating to the Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our Chief Executive Officer and Chief Financial Officer have concluded that we do not have a material weakness over financial reporting as of January 31, 2010.

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2010. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2010.

In response to the fraud in China (as fully explained in Note 15 to the consolidated financial statements) and the material weakness identified at October 31, 2008, we have initiated a China Internal Control Committee. Such Committee reviews, examines and evaluates China operating activities, and plans, designs and implements internal control procedures and policies. The Committee reports to the Chief Financial Officer. In particular, the Committee focuses on:  strengthening controls over waste/scrap sales, upgrading local accounting manager authority and responsibility, and creating new banking and inventory controls.

We believe the above remediation steps have provided us with the infrastructure and processes necessary to accurately prepare our financial statements on a quarterly basis.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Previous Material Weaknesses - In its report at April 30, 2008, management had previously identified a material weakness in its period-end financial reporting process relating to employee withholding for medical insurance. The employee withholding for medical insurance was not offset against the expenses as a result of human error and was not identified on review due to the favorable claim experience resulting in lowered expenses. This control deficiency resulted in an adjustment to our April 30, 2008 financial statements and could have resulted in an overstatement of  cost of sales and operating expenses that would have resulted in an understatement of net earnings in the amount of $127,000 in the interim financial statements if not detected and prevented.

In response to the material weakness identified at April 30, 2008, we have initiated additional review procedures to reduce the likelihood of future human error on the assets and liabilities trial balance amounts. Management believes that the remediation relating to the weakness relating to the Chinese subsidiaries is now completely in effect.

Management had also previously identified two material weaknesses at January 31, 2008, in its period-end financial reporting process relating to the elimination of intercompany profit in inventories and the inadequate review of inventory cutoff procedures and financial statement reconciliations from one of our China subsidiaries.  The material weakness which related to the elimination of intercompany profit in inventories resulted from properly designed controls that did not operate as intended due to human error. The material weakness that resulted in the inventory cut-off error was as a result of the improper reconciliation of the conversion of one of our China subsidiaries’ financial statements from Chinese GAAP to U.S. GAAP. We engaged a CPA firm in China to assist management in this conversion, and the Chinese CPA firm’s review as well as management’s final review did not properly identify the error in the reconciliation. These control deficiencies resulted in audit adjustments to our January 31, 2008 financial statements and could have resulted in a misstatement to cost of sales that would have resulted in a material misstatement to the annual and interim financial statements if not detected and prevented.

Remediation - In response to the material weaknesses identified at January 31, 2008, we continue the process of initiating additional review procedures to reduce the likelihood of future human error and are transitioning to internal accounting staff with greater knowledge of U.S. GAAP to improve the accuracy of the financial reporting of our Chinese subsidiary.  We have automated key elements of the calculation of intercompany profits in inventories and formalized the review process of the data needed to calculate this amount. With the implementation of this corrective action, we believe that the previously identified material weakness relating to intercompany profit elimination has been remediated as of the first quarter of the fiscal year 2009.

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

Since the company now qualifies as a smaller reporting company, there is no longer an attestation requirement for management’s assessment of internal control, by the Company’s independent auditors.

Changes in Internal Control over Financial Reporting

Lakeland Industries, Inc.’s management, with the participation of Lakeland Industries, Inc.’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the fourth quarter of fiscal 2010.  Based on that evaluation, management concluded that there have not been changes in Lakeland Industries, Inc.’s internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of the names and ages of all of our directors and executive officers, indicating all positions and offices they hold with us as of April 10, 2010. Our directors hold office for a three-year term and until their successors have been elected and qualified. Our executive officers hold offices for one year or until their successors are elected by our board of directors.

Name	Age	Position
Raymond J. Smith	71	Chairman of the Board of Directors
Christopher J. Ryan	58	Chief Executive Officer, President, Secretary, General Counsel and Director
Gary Pokrassa	62	Chief Financial Officer
Gregory D. Willis	53	Executive Vice President
Harvey Pride, Jr.	63	Senior Vice President - Manufacturing
Paul C. Smith	43	Vice President
Gregory D. Pontes	49	Vice President - Manufacturing
Charles D. Roberson	49	Vice President – International Sales
Phillip L. Willingham	52	Vice President - MIS
John J. Collins	67	Director
Eric O. Hallman	66	Director
A. John Kreft	59	Director
Stephen M. Bachelder	59	Director
Duane W. Albro	63	Director

Raymond J. Smith, one of our co-founders of Lakeland, has been Chairman of our Board of Directors since our incorporation in 1982 and was President from 1982 to November 30, 2003.  Prior to starting Lakeland, Mr. Smith was first the National Sales Manager then the President of Abandaco, Inc. from 1966 to 1982, and a Sales Executive at International Paper from 1961 to 1966. Mr. Smith received his B.A. from Georgetown University in 1960. Mr. Smith has served as a director since 1982, and his term as a director will expire at our annual meeting of stockholders in 2010 and is up for re-election.

Christopher J. Ryan has served as our Chief Executive Officer and President of Lakeland since February 1, 2004, Secretary since April 1991, General Counsel since February 2000 and a director since May 1986.  Mr. Ryan was our Executive Vice President - Finance from May 1986 until becoming our President on February 1, 2004, and his term as director will expire at our annual meeting of stockholders in 2011. Mr. Ryan also worked as a Corporate Finance Partner at Furman Selz Mager Dietz & Birney, Senior Vice President. Corporate Finance at Laidlaw Adams & Peck, Inc., Managing-Corporate Finance Director of Brean Murray Foster Securities, Inc and Senior Vice President-Corporate Finance of Rodman & Renshaw, between 1983-1991, respectively. Mr. Ryan served as a Director of Lessing, Inc. from 1995-2008, a privately held restaurant chain based in New York. Mr. Ryan received his BA from Stanford University, his MBA from Columbia Business School and his J.D from Vanderbilt Law School. Mr. Ryan is a member of the National Association of Corporate Directors (NACD).

Gary Pokrassa is a CPA with 40 years experience in both public and private accounting. Mr. Pokrassa was the CFO for Gristedes Foods, Inc. (AMEX-GRI) from 2000-2003 and Syndata Technologies from 1997-2000. Mr. Pokrassa received a BS in Accounting from New York University and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

Gregory D. Willis has served as our Executive Vice President since May 1, 2005 and has held the position of National Sales Manager for us since November 1991. Prior to joining Lakeland, he held the positions of National Sales Manager and Global Marketing Manager for Kappler Inc. from 1983 to 1991. Mr. Willis received his BBA degree in Business from Faulkner University and is currently a member of International Safety Equipment Association (ISEA) and National Fire Protection Agency (NFPA).

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

Gregory D. Pontes has served as Vice President of Manufacturing since September of 2006. He served as the Operations Manager from 2003-2006 and worked as Lakeland’s Senior Engineer from 1994-2003. Prior to joining Lakeland, Mr. Pontes worked at Kappler Inc. as their Project/Cost Engineer from 1989-1994.

Charles D. Roberson has served as Vice President – International Sales since March 2009.  Mr. Roberson joined Lakeland in 2004 as Technical Marketing Manager and later served as International Sales Manager.  Prior to joining Lakeland Mr. Roberson was employed by Precision Fabrics Group, Inc. as a Market Manager from 1995-2001 and as a Nonwovens Manufacturing Manager from 1991-1995.  He began his career as a manufacturing manager for Burlington Industries, Inc. in its Menswear Division from 1985-1991.

Phillip L. Willingham has served as Vice President of MIS since January of 2009. He served as our IT Manager from 2000-2008. Prior to joining Lakeland, Mr. Willingham worked at the Chrysler Corporation as a Systems Analyst from 1986-2000.

John J. Collins, Jr. was Executive Vice President of Chapdelaine GSI, a government securities firm, from 1977 to January 1987. He was Senior Vice President of Liberty Brokerage, a government securities firm, between January 1987 and November 1998. Presently, Mr. Collins is self-employed, managing a direct investment portfolio of small business enterprises for his own accounts. Mr. Collins has served as one of our directors since 1986, and his term as a director will expire at our annual meeting of stockholders in June 2012.

Eric O. Hallman was President of Naess Hallman Inc., a ship brokering firm, from 1974 to 1991. Mr. Hallman was also affiliated between 1991 and 1992 with Finanshuset (U.S.A.), Inc., a ship brokering and international financial services and consulting concern, and was an officer of Sylvan Lawrence, a real estate development company, between 1992 and 1998. Between 1998 and 2000, Mr. Hallman was President of PREMCO, a real estate management company, and currently is Comptroller of the law firm Murphy, Bartol & O’Brien, LLP. Mr. Hallman has served as one of our directors since our incorporation in 1982, and his term as a director will expire at our annual meeting of stockholders in June 2012.

A. John Kreft has been President of Kreft Interests, a Houston based private investment firm, since 2001. Between 1998 and 2001, he was CEO of Baker Kreft Securities, LLC, a NASD broker-dealer. From 1996 to 1998, he was a co-founder and manager of TriCap Partners, a Houston based venture capital firm. From 1994 to 1996, he was employed as a director at Alex Brown and Sons. He also held senior positions at CS First Boston, including employment as a managing director from 1989 to 1994. Mr. Kreft received his MBA from the Wharton School of Business in 1975. Mr. Kreft has served as a director since November 17, 2004, and his term as a director will expire at our annual meeting of stockholders in June 2011.

Stephen M. Bachelder was with Swiftview, Inc., a Portland, Oregon based software company, from 1999-2007 and President from 2002-2007. Swiftview, Inc. was sold to a private equity firm in October 2006. Mr. Bachelder is currently working on plans for a new venture. From 1991 to 1999, Mr. Bachelder ran a consulting firm advising technology companies in the Pacific Northwest. Mr. Bachelder was the president and owner of an apparel company, Bachelder Imports, from 1982 to 1991 and worked in executive positions for Giant Foods, Inc. and Pepsico, Inc. between 1976 and 1982. Mr. Bachelder is a 1976 Graduate of the Harvard Business School.  Mr. Bachelder has served as a director since 2004, and his term as a director will expire at our annual meeting of stockholders in June 2012.

Duane W. Albro currently serves as President and Chief Executive Officer of Warwick Valley Telephone Co. Through his early career, he served in executive and operational management capacities of increasing responsibility in the telecommunications industry for companies including New York Telephone, NYNEX and Bell Atlantic. He has also served in senior executive positions in the wireless cell phone refurbishing industry at Refinish LP; in the cable TV industry at Cablevision Systems Corp; and in the competitive telecommunications industry at Net2000 Communications.  He has been an active advocate for the use of technology in education having served on a White House Advisory Council on Technology in Education and provided testimony to Congress on the benefits of technology used in education. He has also served on the boards of several recognized universities and foundations, has participated in various philanthropic endeavors and economic development initiatives. He is a member of American Mensa Society and holds an MBA degree from New York Institute of Technology. Mr. Albro has served as a director since April 2009 and his term as a director will expire at our Annual Meeting of Stockholders in 2010.

Committees of the Board

Our board of directors has a designated Audit Committee that reviews the scope and results of the audit and other services performed by our independent accountants. The Audit Committee is comprised solely of independent directors and consists of Messrs. Kreft, Hallman and Collins, chaired by Mr. Kreft. The board of directors has also designated a Compensation Committee that establishes objectives for our senior executive officers, sets the compensation of directors, executive officers and our other employees and is charged with the administration of our employee benefit plans. The Compensation Committee is comprised solely of independent directors and consists of Messrs. Albro, Bachelder and Collins, chaired by Mr. Albro. There is also a Nominating Committee comprised solely of independent directors that consists of Messrs. Bachelder, Albro and Kreft, chaired by Mr. Bachelder.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information under the caption "Voting Securities and Stock Ownership of Officers, Directors and Principal Stockholders" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Leases

On March 1, 1999, we entered into a one-year (renewable for four additional one-year terms) lease agreement with Harvey Pride, Jr., our Vice President – Manufacturing, for a 2,400 sq. ft. customer service office located next to our existing Decatur, Alabama facility. We paid an annual rent of $18,000 for this facility under the lease agreement in fiscal 2004 through 2008. This lease was renewed on April 1, 2008 at the same rental rate of $18,000 for FY09 with 5% increments for FY10 and FY11.

In July 2005, as part of the acquisition of Mifflin Valley Inc. (merged into Lakeland Industries, Inc. on September 1, 2006), the Company entered into a five-year lease with Michael Gallen (an employee) to lease an 18,520 sq. ft. manufacturing facility in Shillington, PA for $55,560 annually or a per square foot rental of $3.00 with an annual increase of 3.5%.  This amount was obtained prior to the acquisition from an independent appraisal of the fair market rental value per square foot.  In addition, the Company, commencing January 1, 2006, is renting 12,000 sq. ft. of warehouse space in a second location in Pennsylvania from this employee, on a month-by-month basis, for the monthly amount of $3,350 or $3.35 per square foot annually.  Mifflin Valley utilizes the services of Gallen Insurance (an affiliate of Michael and Donna Gallen) to provide certain insurance in Pennsylvania.  Such payments for insurance aggregated  approximately $5,500, $4,000 and $6,000 in fiscal 2010, 2009 and 2008, respectively.

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

2. Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts (See page 68 of this report)

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits:

Exhibit	Description
3.1	Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended, (Incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 8-K, dated April 15, 2008)

3.2	Bylaws of Lakeland Industries Inc., as amended (Incorporated by reference to Exhibit 3.2 of Lakeland Industries, Inc.’s Form 8-K, dated April 15, 2008)

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

10.6
Lease Agreement, dated April 1, 2008, amendment to the original lease Agreement, dated March 1, 2004, between Harvey Pride, Jr., as lessor, and Lakeland Industries, Inc., as lessee for the property at 201 Pride Lane, Decatur, Al. (Incorporated by reference to Exhibit 10.6 of Lakeland Industries, Inc. Form 10-K for fiscal year ended January 31, 2009 filed April 15, 2009

10.9
Employment Agreement, dated May 1, 2009, between Lakeland Industries, Inc. and Paul C. Smith (Incorporated by reference to Exhibit 10.9 of Lakeland Industries, Inc. Form 10-K for fiscal year ended January 31, 2009 filed April 15, 2009)

10.10
Employment Agreement, dated January 31, 2010, between Lakeland Industries, Inc. and Gary Pokrassa, CPA.  (Incorporated by reference to exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed January 15, 2010)

10.11	Employment Agreement, dated April 16, 2007, between Lakeland Industries Inc. and Gregory D. Willis (filed herein)

10.12
Asset Purchase Agreement, dated July, 2005, between Lakeland Industries, Inc. and Mifflin Valley, Inc. and Lease Agreement and Employment Contract between Lakeland Industries, Inc., and Michael Gallen (Incorporated by reference to exhibit 10.15, 10.16, and 10.17 of Lakeland Industries, Inc.’s Quarterly Report on Form 10-Q filed September 7, 2005)

10.13	Lease Agreement, dated January 1, 2010, between Carlos Tornquist Bertrand, as lessor, and Lakeland Industries, Inc., as lessee for Lakeland Chile (filed herein)

10.14
Lease Agreement, dated 2006, between Michael Robert Kendall, June Jarvis and Barnett Waddingham Trustees Limited, as lessor, and Lakeland Industries, Inc., as lessee (Incorporated by reference to exhibit 10.22 of Lakeland Industries, Inc.’s 10-K for the year ended January 31, 2007)

10.15
Modification letter dated January 15, 2010 modifying the original Lease Agreement, dated November 10, 2008, between Mifflin Management, as Landlord, and Lakeland Industries, Inc., as Tenant, for the property at 312 Hendel Street, Shillington, PA (filed herein)

10.16
Employment Agreement, dated December 1, 2008, between Lakeland Industries, Inc. and Phillip Willingham (Incorporated by reference to Exhibit 10.16 of Lakeland Industries, Inc. Form 10-K for fiscal year ended January 31, 2009 filed April 15, 2009)

10.17	Lease Agreement dated September 1, 2009 between LIK 5 Ballow LLC, as lessor, and Lakeland Industries, Inc., as lessee for Art Prom, LLC in Kazakhstan (filed herein)

10.18
Lease Agreement Extension letter dated December 23, 2009, extending the original lease dated February 5, 2007, between Gotham Enterprises & Affiliates, LLC, as lesssor, and Lakeland Industries, Inc., as lessee for Industrias Lakeland S.A. de C.V in Mexico. (filed herein)

10.19	Lease Agreement, dated August 19, 2009, between Acrilicos Palopoli S.A, as lessor and Lakeland Argentina, SRL, as lessee (filed herein)

10.20	Lease Agreement, dated June 2, 2009, between Beijing Yeshi Enterprise Group Co., Ltd, as lessor, and Lakeland (Beijing) Safety Products Limited, as lessee. (filed herein)

14.1
Amendment dated February 13, 2009 to the Lakeland Industries, Inc. Code of Ethics (Incorporated by reference to Exhibit 14.1 of Lakeland Industries, Inc. Form 10-K for fiscal year ended January 31, 2009 filed April 15, 2009)

21.1
Subsidiaries of Lakeland Industries, Inc. (wholly-owned):

Lakeland Protective Wear, Inc.
Lakeland Protective Real Estate
Industrias Lakeland S.A. de C.V.
Laidlaw, Adams & Peck, Inc. and Subsidiary (Meiyang Protective Products Co., Ltd.)
Weifang Lakeland Safety Products Co., Ltd.
Qing Dao Lakeland Protective Products Co., Ltd.
Lakeland Industries Europe Ltd.
Lakeland Glove and Safety Apparel Private Ltd.
Lakeland Industries, Inc. Agencia en Chile
Lakeland Japan, Inc.
Qualytextil, S.A.
Lakeland Argentina, SRL
Art Prom, LLC
Lakeland (Beijing) Safety Products, Co., Ltd.
Lakeland (Hong Kong) Trading Co., Ltd.

23.1	Consent of Warren, Averett, Kimbrough & Marino, LLC, Independent Registered Public Accounting Firm

23.2	Consent of Holtz, Rubenstein, Reminick LLP, Independent Registered Public Accounting Firm

31.1	Certification of Christopher J. Ryan, Chief Executive Officer, President, Secretary and General Counsel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Gary Pokrassa, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Dated:    April 16, 2010
LAKELAND INDUSTRIES, INC.

By:	/ s / Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer
and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Raymond J. Smith	Chairman of the Board	April 16, 2010
Raymond J. Smith

/s/ Christopher J. Ryan	Chief Executive Officer, President,	April 16, 2010
Christopher J. Ryan	General Counsel, Secretary and Director

/s/ Gary Pokrassa	Chief Financial Officer	April 16, 2010
Gary Pokrassa

/s/ Eric O. Hallman	Director	April 16, 2010
Eric O. Hallman

/s/ John J. Collins, Jr	Director	April 16, 2010
John J. Collins, Jr.

/s/ John Kreft	Director	April 16, 2010
John Kreft

/s/ Stephen M. Bachelder	Director	April 16, 2010
Stephen M. Bachelder

/s/ Duane W. Albro	Director	April 16, 2010
Duane W. Albro