Form 10-Q
period 2010-04-30
LAKELAND INDUSTRIES INC
filed 2010-06-14
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

 (Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 11, 2010
Common Stock, $0.01 par value per share	5,439,410

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	April 30, 2010	January 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,689,704	$5,093,380
Accounts receivable, net of allowance for doubtful accounts of $163,800 at April 30, 2010 and $200,200 at January 31, 2010	17,277,861	15,809,010
Inventories, net of reserves of $860,000 at April 30, 2010 and $868,000 at January 31, 2010	33,696,757	38,575,890
Deferred income taxes	1,261,250	1,261,250
Prepaid income and VAT tax	2,771,679	1,731,628
Escrow receivable	549,887	—
Other current assets	2,966,648	2,355,506
Total current assets	64,213,786	64,826,664

Property and equipment, net	13,665,254	13,742,454
Deferred tax asset, noncurrent	1,916,961	—
Intangibles and other assets, net	6,121,225	5,622,120
Goodwill	6,153,572	5,829,143
Total assets	$92,070,798	$90,020,381
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,218,164	$3,882,730
Accrued compensation and benefits	1,574,817	1,288,796
Other accrued expenses	971,456	1,138,303
Current VAT taxes payable	1,909,254	—
Borrowings under revolving credit facility	4,953,394	9,517,567
Current maturity of long-term debt	98,661	93,601
Total current liabilities	14,725,746	15,920,997
Construction loan payable, net of current maturity	1,644,348	1,583,419
VAT taxes payable long-term	3,270,110	—
Other liabilities	99,856	92,176
Total liabilities	19,740,060	17,596,592

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock $.01 par; authorized 10,000,000 shares;
issued and outstanding 5,564,732 shares at April 30, 2010 and January 31, 2010	55,647	55,647
Less treasury stock, at cost, 125,322 shares at April 30, 2010 and January 31, 2010	(1,353,247)	(1,353,247)
Additional paid-in capital	49,640,420	49,622,632
Retained earnings	23,875,118	25,221,050
Other comprehensive income (loss)	112,800	(1,122,293)
Total stockholders' equity	72,330,738	72,423,789
Total liabilities and stockholders’ equity	$92,070,798	$90,020,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED April 30,
	2010	2009
Net sales	$25,362,718	$23,975,894
Cost of goods sold	18,958,838	17,965,456
Gross profit	6,403,880	6,010,438
Operating expenses	6,113,510	5,331,933
Operating profit	290,370	678,505
VAT tax charge - Brazil from prior periods	(1,583,247)	—
Interest and other income, net	12,774	40,116
Interest expense	(86,029)	(193,480)
Income (loss) before income tax	(1,366,132)	525,141
Provision (benefit) for income taxes	(20,200)	427,822
Net income (loss)	$(1,345,932)	$97,319
Net income (loss) per common share:
Basic	$(0.25)	$0.02
Diluted	$(0.25)	$0.02
Weighted average common shares outstanding:
Basic	5,439,410	5,406,291
Diluted	5,465,594	5,468,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
Three months ended April 30, 2010

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balance January 31, 2010	5,564,732	$55,647	(125,322)	$(1,353,247)	$49,622,632	$25,221,050	$(1,122,293)	$72,423,789
Net loss	—	—	—	—	—	(1,345,932)	—	(1,345,932)
Other Comprehensive Income	—	—	—	—	—	—	1,235,093	1,235,093
Stock-Based Compensation:
Restricted Stock	—	—	—	—	17,788	—	—	17,788
Balance April 30, 2010	5,564,732	$55,647	(125,322)	$(1,353,247)	$49,640,420	$23,875,118	$112,800	$72,330,738
Total Comprehensive Income:
Net loss								$(1,345,932)
Foreign Exchange translation adjustments
Qualytextil, SA, Brazil							$1,192,013
Canada Real Estate							3,193
UK							13,644
China							18
Canada operating							26,225	1,235,093
Total Comprehensive Loss								$(110,839)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	April 30,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$(1,345,932)	$97,319
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	17,788	80,680
Provision for doubtful accounts	(36,458)	(65,600)
Provision for inventory obsolescence	(8,157)	126,215
Depreciation and amortization	501,047	405,408
Deferred income tax	—	350,000
Brazil VAT tax expense	1,583,247	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,432,393)	(1,670,292)
Decrease in inventories	4,887,290	4,709,221
Decrease in other assets	216,352	164,029
Increase in accounts payable, accrued expenses and other liabilities	891,678	959,547
Net cash provided by operating activities	5,274,462	5,156,527

Cash Flows from Investing Activities:
Purchases of property and equipment	(94,455)	(557,311)
Net cash used in investing activities	(94,455)	(557,311)

Cash Flows from Financing Activities:
Purchases of stock under stock repurchase program	—	(97,788)
Payments under loan agreements	(4,583,683)	(3,317,057)
Net cash used by financing activities	(4,583,683)	(3,414,845)

Net increase in cash	596,324	1,184,371
Cash and cash equivalents at beginning of period	5,093,380	2,755,441
Cash and cash equivalents at end of period	$5,689,704	$3,939,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business
Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is the United States. No customer accounted for more than 10% of net sales during the three month periods ended April 30, 2010 and 2009, respectively.

2.	Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2010.

The results of operations for the three-month period ended April 30, 2010 is not necessarily indicative of the results to be expected for the full year.

3.	Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

4.	Inventories:
Inventories consist of the following:

	April 30,	January 31,
	2010	2010
Raw materials	$17,699,248	$18,727,993
Work-in-process	3,124,467	2,444,693
Finished Goods	12,873,042	17,403,204
	$33,696,757	$38,575,890

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in-first-out basis) or market.

5.	Earnings Per Share:
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

The following table sets forth the computation of basic and diluted earnings per share at April 30, 2010 and 2009.

	Three Months Ended
	April 30,
	2010	2009
Numerator
Net Income (loss)	$(1,345,932)	$97,319
Denominator
Denominator for basic earnings per share	5,439,410	5,406,291
(Weighted-average shares which reflect 125,322 and 116,997 weighted average common shares in the treasury as a result of the stock repurchase program for 2010 and 2009, respectively)
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	26,184	62,325
Denominator for diluted earnings per share	5,465,594	5,468,616
(adjusted weighted average shares)
Basic earnings (loss) per share	$(0.25)	$0.02
Diluted earnings (loss) per share	$(0.25)	$0.02

6.	Revolving Credit Facility
At April 30, 2010, the balance outstanding under our one year revolving credit facility amounted to $4,953,394. In January 2010, the Company entered into a new one-year $23.5 million revolving credit facility with TD Bank, N.A. The credit facility contains financial covenants, including, but not limited to, fixed charge ratio, funded debt to EBIDTA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at April 30, 2010, except for minimum EBITDA which the Bank has waived. The weighted average interest rate for the three month period ended April 30, 2010, was 1.98%.

7.	Major Supplier
We purchased 2.2% of our raw materials from one supplier during the three-month period ended April 30, 2010. In the past, we purchased approximately 75% of our raw material from this suppler. We carried higher inventory levels throughout FY10 and limited our material purchases in Q1 of FY11. We expect this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; however, our competitive position in the marketplace could be adversely affected.

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

The following table represents our stock options granted, exercised, and forfeited during the first quarter of fiscal 2011.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2010	24,300	$12.11	2.34 years	$11,200
Outstanding at April 30, 2010	24,300	$12.11	2.09 years	$13,250
Exercisable at April 30, 2010	24,300	$12.11	2.09 years	$15,830

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

Under the 2009 Equity Incentive Plan, the Company has granted up to a maximum of 230,555 restricted stock awards as of April 30, 2010. All of these restricted stock awards are non-vested at April 30, 2010 (165,725 shares at “baseline”) and have a weighted average grant date fair value of $8.00. Under the 2006 Equity Incentive Plan, there are also outstanding as of April 30, 2010 unvested grants of 2,558 shares under the stock purchase match program and 23,311 shares under the bonus in stock program. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of April 30, 2010, unrecognized stock-based compensation expense related to restricted stock awards totaled $1,870,380, consisting of $25,942 remaining under the 2006 Equity Incentive Plan and $1,844,438 under the 2009 Equity Incentive Plan, before income taxes, based on the maximum performance award level, less what has been charged to expense on a cumulative basis through April 30, 2010, which was set at zero.  Such unrecognized stock-based compensation expense related to restricted stock awards totaled $1,325,800 at the baseline performance level. The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years.  The board has estimated its current performance level to be at the zero level, and expenses have been recorded accordingly.  The performance based awards are not considered stock equivalents for EPS purposes.

Stock-Based Compensation

The Company recognized total stock-based compensation costs of $17,788 and $80,680 for the three months ended April 30, 2010 and 2009, respectively, of which $17,788 and $76,183 results from the 2006 Equity Incentive Plan for the three months ended April 30, 2010 and 2009, respectively, and $0 and $4,497, respectively, from the Director Option Plan.  These amounts are reflected in selling, general and administrative expenses.  The total income tax benefit recognized for stock-based compensation arrangements was $6,403 and $29,045 for the three months ended April 30, 2010 and 2009, respectively.

9.      Manufacturing Segment Data

Domestic and international sales are as follows in millions of dollars:

	Three Months Ended
	April 30,
	2010		2009
Domestic	$15.5	60.9%	$17.2	71.8%
International	9.9	39.1%	6.8	28.2%
Total	$25.4	100%	$24.0	100%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Decatur, Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products), Celaya, Mexico (primarily disposable, glove and chemical suit production) St. Joseph, Missouri and Shillington, Pennsylvania (primarily woven products production). We also maintain three manufacturing facilities in China (primarily disposable and chemical suit production) and a glove manufacturing facility in New Delhi, India. Our China facilities and our Decatur, Alabama facility produce the majority of the Company’s products. The accounting policies of these operating entities are the same as those described in Note 1 to our  Annual Report on Form 10-K for the year ended January 31, 2010. We evaluate the performance of these entities based on operating profit which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in Canada, Europe, Chile and China which sell and distribute products shipped from the United States, Mexico or China. The table below represents information about reported manufacturing segments for the three-month periods noted therein:

Three Months Ended April 30, (in millions of dollars)	2010	2009
Net Sales:
North America and other foreign	$20.5	$20.6
Brazil	2.9	2.6
China	6.4	4.6
India	0.5	0.2
Less inter-segment sales	(4.9)	(4.0)
Consolidated sales	$25.4	$24.0
Operating Profit:
North America and other foreign	$(0.4)	$0.2
Brazil	0.1	0.1
China	0.7	0.8
India	(0.2)	(0.4)
Less inter-segment profit	0.1	——
Consolidated profit	$0.3	$0.7
Identifiable Assets (at Balance Sheet date):
North America and other foreign	$46.8	$69.7
Brazil	21.2	15.0
China	15.6	14.1
India	4.9	0.6
Consolidated assets	$88.5	$99.4
Depreciation and Amortization Expense:
North America and other foreign	$0.2	$0.2
Brazil	0.1	0.05
China	0.1	0.1
India	0.1	0.05
Consolidated depreciation expense	$0.5	$0.4

10.	Income Tax Audit / Change in Accounting Estimate

The company adheres to the guidance issued by the Financial Accounting Standards Board (“FASB”) dealing with accounting for uncertainty in income taxes. This guidance prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under guidance, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold.

There was no activity in our unrecognized tax benefits and the uncertain income tax liability at April 30, 2010 was $0.

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

11.	Related Party Transactions

In July 2005, as part of the acquisition of Mifflin Valley, Inc. (merged into Lakeland Industries, Inc. on September 1, 2006) the Company entered into a five-year lease with Michael Gallen (an employee) to lease an 18,520 sq. ft. manufacturing facility in Shillington, PA for $55,560 annually or a per square foot rental of $3.00 with an annual increase of 3.5%.  This amount was obtained prior to the acquisition from an independent appraisal of the fair market rental value per square foot.  In addition, the Company, commencing January 1, 2006, is renting 12,000 sq. ft. of warehouse space in a second location in Pennsylvania from this employee, on a month-by-month basis, for the monthly amount of $3,350 or $3.35 per square foot annually.  Mifflin Valley utilizes the services of Gallen Insurance (an affiliate of Michael & Donna Gallen) to provide certain insurance in Pennsylvania.

On March 1, 1999, the Company entered into a one-year (renewable for four additional one- year terms) lease agreement with Harvey Pride, Jr., a former officer of the Company, for a 2,400 sq. ft. customer service office for $18,000 annually located next to the existing Decatur, Alabama facility mentioned above.  This lease was renewed on April 1, 2009 through March 31, 2011 with a 5% yearly increase in rental rate.

The Company believes that all rents paid to Harvey Pride, Jr. by the Company are comparable to what would be charged by an unrelated party, as three different rent fairness appraisals were performed in 1999, 2002 and 2004.

12.	Derivative Instruments and Foreign Currency Exposure

The Company has foreign currency exposure, principally through sales in Canada, Brazil, China and the UK, and production in Mexico and China. Management has commenced a hedging program to partially offset this risk by purchasing forward contracts to sell the Canadian Dollar and Chilean Peso and subsequent to April 30, 2010, the Euro.  Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. Management has decided not to hedge its long position in the Chinese Yuan or the Brazilian Real.

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

13.	VAT Tax Issue in Brazil

Asserted Claims

From 2004 to April 2009, Qualytextil, S.A. (“QT”) imported its raw materials through the port of Recife (in the state of Pernambuco, neighboring the state of Bahia where the QT plant is located). QT paid an import broker in Recife the proper taxes and then trucked the goods to Salvador, Bahia, Brazil. QT obtained a legal opinion at the time and relied on this in good faith.

In October 2009, QT received an audit notice from Bahia claiming the taxes paid to Recife/Pernambuco should have been paid to Bahia in the amount of R$4.8 million and assessed fines and interest of an additional R$5.9 million for a total of R$10.7 million. (approximately US$2.6 million, $3.2 million and $5.8 million, respectively)

Previously, our attorney had advised us that it was likely we would prevail; however, in the current reporting period there has been an adverse ruling in the Supreme Court.

Bahia has announced an amnesty for this tax whereby if the taxes claimed are paid by the end of the month of May 2010, the interest and penalties will be forgiven. According to fiscal regulation of Brazil, this amnesty payment will be partially recouped as credits against future taxes due. Since these taxes have already been paid (but to the other state), Bahia will allow this amnesty payment to be recouped as credits against future taxes due to the extent they would equal the taxes already paid to the other state.

Of these claims, our attorney informs us that R$1.0 million (US$0.5 million) will be successfully defended based on lapse of statute of limitations and R$0.3 million (US$0.2 million) based on state auditor misunderstanding. A small amount of R$0.2 million (US$0.1 million) will be paid by amnesty – defended by another attorney. This amount is already included in the total amnesty program (R$3.5 million) (US$1.9 million).

The total taxes paid into the amnesty program on May 31st was R$3.5 million.

Amounts from Pre-acquisition Period; Escrow

The asserted tax claims of R$4.8 million (R$10.7 million with penalty and interest) all relate to imports during the period 2004-2006, prior to the QT acquisition by Lakeland in May 2008. At the closing, there were several escrow funds established to protect Lakeland from contingencies such as discussed herein. The available escrow funds have a current balance totaling R$2.8 million (US$1.5 million). One seller has release his escrow with a balance of R$1.0 million (US$0.55 million). Lakeland will file a claim against the remaining funds in escrow at the appropriate time.

a.	Future Accounting for Funds

Following payment into the amnesty program, the taxes will be partially recouped via credits against future taxes due. There is expected to be the following costs:

		(R$ millions)	(US$ millions )

1)	Loss of “desenvolve”(a)	$1.5	$0.8
2)	Interest costs	0.4	0.2
3)	Legal fees	0.5	0.3
	TOTAL	$2.4	$1.3

These costs will be assessed against the credits and should serve to recoup these costs or lost incentives back to QT Lakeland from the escrow, but are considered opportunity costs or future costs and have not been charged to expense currently.

Additional Exposure – Unasserted Claims

There is additional exposure for the periods: 2007-2009 in the amount of R$6.0 million (US$3.3 million). Of this amount, R$3.9 million (US$2.1 million) relates to the 2007/2008 period.

Notice of audit for the 2007/2008 period has just been received by QT. The Company intends to wait for audit results and then defend and wait for the next amnesty period. Company counsel advises the Company that in his opinion the next amnesty will come before the end of the judicial process. There has been a long history in Bahia of the state declaring such amnesty periods every 2 to 3 years going back 25 years. The litigation process begins as an administrative proceeding, two instances, and after a period of time must be switched to a formal court judicial proceeding. At the commencement of the formal court proceedings, the Company will have to remit a “judicial deposit” covering the exposure from 2007/2008 in taxes of approximately R$3.9 million (US$2.1 million) plus assessed fines and interest bringing the judicial deposit needed to approximately R$7.3 million (US$4.1 million). Estimated time period to Judicial Court deposit is 1.5 – 2 years. This does not necessarily have to be all cash. The Court will accept a pledge of the real estate (approximately R$3 million) (US$1.6 million) and management believes it will be able to obtain a bank guaranty from Brazilian banks for up to R$5 million (US$2.7 million) for a relatively nominal fee of approximately 3% to 4% per year. Notice for audit for 2009 has not been received, and the Company intends to follow the same process related to that year.

(a) “Desenvolve” is an incentive remaining from Brazil’s hyperinflationary days about 10 years ago. It is based on the net ICMS (VAT) tax payable. (QT pays ICMS to suppliers on raw materials, bills and collects ICMS from customers, takes credit for ICMS paid to suppliers and remits the difference. The net amount payable is payable 30% immediately and 70% for up to 5 years. The “desenvolve” is an incentive to pay the 70% quickly, like a cash discount. If the full amount is paid immediately, there is an 80% discount of the 70% (or 56% of the total).

At the next amnesty period:

•
If before judicial process – still administration proceeding – the Company would pay just the taxes with no penalty or interest. This would then be recouped via credits against future taxes on future imports. As before, the Company would lose desenvolve and interest.

•
If after judicial process commences – the amount of the judicial deposit previously remitted would be reclassified to the taxes at issue and the excess submitted to cover fines and interest would be refunded to QT. As above, the taxes would be recouped via credits against future taxes on future imports, but losing desenvolve and interest.

•
The desenvolve is scheduled to expire on February 2013 and will be partially phased out starting February 2011. Based on the anticipated timing of the next amnesty, there may be little amounts of lost desenvolve since it would largely expire on its own terms in any case.

Cash Commitments

As a result of the process described above, the company expects to make the following payments:

Date	Description	R$ Amount	US$ Amount
May 31, 2010	Payment into amnesty program	$3.5 million(1)	$1.9 million
November 2011	Judicial deposit	7.3 million(2)	4.1 million
November 2012	Convert Judicial deposit into amnesty program	6.0 million(3)	3.3 million
November 2012	Refund from excess judicial deposit	$(1.3) million	$(0.8) million
(1)Projected to be repaid in full via credits against future imports, by March 2011.
(2)Judicial deposit does not have to be all cash. Management believes Brazilian banks will provide several million Reals as a guaranty for the fee of 3%-4% per year.
(3)Projected to be repaid in full via credits against future imports, by September 2014.

There is a R$2.9 million (US$1.6 million) charge to expense as a result of this issue, determined as follows:

P & L Treatment

	Millions
	R$	US$
Total to be paid not available for credit:
Asserted claims	1.4	0.8
Unasserted claims	2.5	1.3
	3.9	2.1
Escrow funds released	(1.0)	(0.5)
Charge to expense	2.9	1.6
Escrow funds available:
Total escrow funds	2.8	1.6
Escrow released in May	(1.0)	(0.5)
Remaining funds in escrow	1.9	1.1

There is an additional exposure for 2007-2009 in the amount of approximately $3.3 million. Lakeland intends to apply for amnesty and make any necessary payments upon the forthcoming amnesty periods imposed by the local Brazilian authorities. Of this $3.3 million exposure, $1.9 million is eligible for future credit. The $1.4 million balance is subject to indemnification from the Seller and the Company intends to pursue this claim.

Possible Recourse Actions

The Company’s counsel is reviewing potential actions against sellers under indemnification proceedings including possible claims on post acquisition exposure resulting from misrepresentations.

The Company is also evaluating potential action for recourse against other parties involved in the original transactions.

When the Company receives the remaining funds from escrow, this will be recorded as a gain at such time. Any further indemnifications from the sellers and potential other parties will also be recorded as a gain at such time as received.

The Company also plans to assert indemnification rights under its Share Purchase Agreement with the sellers and has other legal avenues for recoupment of these monies against both the Sellers and negligent third parties. Such recoupment, if successful, will be reported as profits over future periods when and if collected.

Balance Sheet Treatment

In accordance with GAAP, the Company has reflected the above items on its balance sheet as follows:

		(R$ millions)	US$ millions

Current assets	Prepaid taxes	$2.1	$1.1

Current assets	Escrow receivable	1.0	0.5

Current liabilities	Taxes due	3.5	1.9

Non-current assets	Deferred taxes	3.5	1.9

Long-term Liabilities	Taxes payable	$6.0	$3.3

14.	Subsequent Events

License Agreement with DuPont

Effective May 17, 2010, a trademark License Agreement was signed which will change the commercial relationship between E.I. du Pont de Nemours and Company (“DuPont”) and Lakeland with regard to the sale of Tyvek® and Tychem®.

Historically, Lakeland pursuant to a Trademark License Agreement with DuPont utilized DuPont trademark logos to market DuPont Tyvek® and Tychem® fabrics made into garments by Lakeland. Lakeland bought its Tyvek® and Tychem® fabrics from DuPont directly and processed these fabrics into protective garments. Pursuant to new contracts with DuPont, Lakeland will no longer buy fabrics from DuPont to make garments, but has agreed to buy instead finished garments directly from DuPont and market and sell DuPont garments as a wholesale distributor.

Nonetheless, in certain instances where Lakeland makes customized garments, not made by DuPont, DuPont will continue to sell Tyvek® and Tychem® fabrics to Lakeland. These new agreements are transition agreements until Lakeland sells the remainder of its Tyvek® and Tychem® raw material and finished goods inventories, estimated to be by this fiscal year end. Thereafter, DuPont and Lakeland intend to sign a multi-year agreement which would be similar to the above arrangement with potential modifications between the parties based upon experience during this interim period.

Stock-out Conditions and Backlog

The Company has been working to reduce or eliminate its inventory of Tyvek® and Tychem® in anticipation of the above referenced License Agreement. In May 2010, the Company has experienced significant “stock-out” conditions until newly ordered finished goods arrive from DuPont. As a result, the Company’s backlog for domestic disposables has increased to $7.0 million as of May 31, 2010.

Brazil Management and Share Purchase Agreement

On May 19, 2010, the president and V.P. of Operations (the “two terminated sellers”) of Qualytextil, S.A. (“QT”), Lakeland’s Brazil subsidiary were terminated for cause as a result of numerous documented breaches of their Management Agreements (“MA”) with QT and misrepresentations in their Share Purchase Agreement (“SPA”) with Lakeland. As a result of these breaches and misrepresentations, Lakeland will take the position that it is not obligated to pay their share or 65% of any Supplemental Purchase Price (“SPP”) due in 2011 pursuant to the SPA. These two sellers’ shares constitute 35% and 30%, respectively, of the SPP totals, if any, which may be due under the SPA. The CFO of QT has been promoted to President of QT. He holds the remaining 35% of the SPA and SPP totals.

Lakeland and the two terminated sellers are presently attempting to negotiate a settlement. If no settlement is reached within 30 days the SPA provides for arbitration to settle disputes, and Lakeland intends to assert further damages in such arbitration proceeding. Lakeland expects a charge of at least US$200,000 in Q2 for the legal and professional fees incurred in this matter.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following summary together with the more detailed business information and consolidated financial statements and related notes that appeared in our Form 10-K and Annual Report and in the documents that were incorporated by reference into our Form 10-K for the year ended January 31, 2010.  This Form 10-Q may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995.  This information involves risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.

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

We have operated manufacturing facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. We continue to move production of our reusable woven garments and gloves to these facilities and expect to continue this process through fiscal 2011. As a result, we expect to see continuing profit margin improvements for these product lines over time.

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

Substantially all the Company’s sales outside Brazil are made through distributors. There are no significant differences across product lines or customers in different geographical areas in the manner in which the Company’s sales are made.

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

Significant Balance Sheet Fluctuation April 30, 2010 as compared to January 31, 2010
Cash increased by $0.6 million as borrowings under the revolving credit facility decreased by $4.6 million at April 30, 2010. Accounts receivable increased by $1.5 million as sales for the three months ended April 30, 2010 increased by 2.1% from the three months ended January 31, 2010. Inventory decreased by $4.9 million, including a decrease in intercompany profit elimination of $0.1 million resulting from a decrease of $4.5 million in finished goods inventory. Accounts payable increased by $1.3 million mainly due to larger payables in Brazil. Other current assets increased by $0.6 million, mainly due to prepaid insurance policies with policy years the same as the Company’s fiscal year, VAT and other taxes refundable in Europe and China.

As a result of the VAT tax issue in Brazil as disclosed herein, as of April 30, 2010 we have recorded additional current assets for prepaid taxes $1.1 million, escrow receivable of $0.5 million and current liabilities-VAT taxes payable for US$1.9 million, and non-current deferred taxes asset and long-term liability-VAT tax payable for US$3.3 million.

At April 30, 2010 the Company had an outstanding loan balance of $5.0 million under its facility with TD Bank, N.A. compared with $9.5 million at January 2010.  Total stockholder’s equity decreased $0.1 million principally due to the net loss for the period of $(1.3) million and the changes in foreign exchange translations in other comprehensive income of $1.2 million.

Three months ended April 30, 2010 as compared to the three months ended April 30, 2009
Net Sales. Net sales increased $1.4 million, or 5.8% to $25.4 million for the three months ended April 30, 2010, from $24.0 million for the three months ended April 30, 2009.  The net increase was due to an increase of $3.1 million in foreign sales, offset by a $1.7 million decrease in domestic sales. External sales from China increased by $1.2 million, or 63.6% driven by sales to the new Australian distributor. Canadian sales increased by $0.5 million, or 37.6%, UK sales increased by $0.4 million or 51.5%, Chile sales increased by $0.1 million, or 19%. US domestic sales of disposables decreased by $1.1 million, chemical suit sales decreased by $0.4 million, wovens increased by $0.1 million, reflective sales decreased by $0.3 million and glove sales increased by $0.2 million. Sales in Brazil increased $0.3 million, an increase of 10.4%.

Gross Profit. Gross profit increased $0.4 million or 6.5% to $6.4 million for the three months ended April 30, 2010, from $6.0 million for the three months ended April 30, 2009. Gross profit as a percentage of net sales increased to 25.2% for the three months ended April 30, 2010, from 25.1% for the three months ended April 30, 2009. Major factors driving the changes in gross margins were:

☐
Disposables gross margin declined by 3.5 percentage points in Q1 this year compared with Q1 last year. This decline was mainly due to higher priced raw materials and a very competitive pricing environment coupled with lower volume.

☐	Brazil’s gross margin was 49.4% in Q1 this year compared with 46.6% in Q1 last year. This increase was largely due to the volume provided by a larger bid contract this year.
☐	Continued gross losses of $0.1 million from India in Q1 FY11.
☐	Chemical division gross margin declined 5.7 percentage points resulting from lower volume and sales mix
☐	Canada gross margin increased 6.7 percentage points due to higher volume and favorable exchange rates.

Operating Expenses. Operating expenses increased $0.8 million, or 14.7% to $6.1 million for the three months ended April 30, 2010, from $5.3 million for the three months ended April 30, 2009.  As a percentage of sales, operating expenses increased to 24.1% for the three months ended April 30, 2010 from 22.2% for the three months ended April 30, 2009.  The $0.8 million increase in operating expenses in the three months ended April 30, 2010 as compared to the three months ended April 30, 2009 were comprised of:

☐	($0.1) million in reduced officer salaries resulting from cost cut-backs, along with related reduction in payroll taxes and employee benefits.
☐	($0.1) million reduction in professional and consulting fees resulting from cost cut backs.
☐	($0.1) million reduction in equity compensation resulting from the 2009 restricted stock plan treated at the zero performance level for the time being.
☐	$0.1 million in increased sales commissions resulting from higher volume.
☐           $0.1 million miscellaneous increases.
☐	$0.1 million increase in the self insured medical insurance program resulting from unfavorable experience in the current year.
☐	$0.1 million in inventory contributions made to the Chilean earthquake relief effort.
☐
$0.1 million increase in Delaware Franchise Taxes. This is a result of the increase in total assets in prior years resulting from prior inventory buildup and the Brazil acquisition. It is anticipated the cost for this tax will be greatly reduced going forward.

☐	$0.2 million increase in foreign exchange costs resulting from unhedged losses against the Euro in China.
☐
$0.2 million in increased operating costs in China were the result of the large increase in direct international sales made by China, are now allocated to SG&A costs, previously allocated to cost of goods sold.

☐	$0.2 million of increased operating expenses in Brazil mainly resulting from increased sales personnel and support staff.

Operating profit. Operating profit decreased 57% to $0.3 million for the three months ended April 30, 2010 from $0.7 million for the three months ended April 30, 2009.  Operating margins were 1.1% for the three months ended April 30, 2010 compared to 2.8% for the three months ended April 30, 2009.

Interest Expenses.  Interest expenses decreased by $0.1 million for the three months ended April 30, 2010 as compared to the three months ended April 30, 2009 due to lower borrowing levels outstanding.

Income Tax Expense.  Income tax expenses consist of federal, state, and foreign income taxes.  Income tax expenses decreased $0.4 million, or 105%, to $0.0 million for the three months April 30, 2010 from $0.4 million for the three months ended April 30, 2009.  Our effective tax rates were not meaningful for Q1FY11 and 81.5% for the three months ended April 30, 2009. Our effective tax rate for Q1FY10 was affected by a $350,000 allowance against deferred taxes resulting from the India restructuring, losses in India and UK with no tax benefit, tax benefits in Brazil resulting from government incentives and goodwill write-offs, and credits to prior year’s taxes in the US not previously recorded. Our effective tax rate for Q1 FY11 was due to goodwill write-offs in Brazil and tax benefits from India resulting from “check the box” in the U.S, and the $1.6 million charge for VAT tax expense in Brazil.

 Net Income (loss).  Net income decreased to a loss of $1.3 million for the three months ended April 30, 2010 from $0.1 million for the three months ended April 30, 2009. The increase in net income primarily resulted from the $1.6 million charge for VAT tax expense to Brazil. Excluding the Brazilian VAT tax expense, the Company would have reported net income of $0.2 million in the first quarter of fiscal 2011, a 143% increase as compared to the same period in fiscal 2009. The improved profitability before VAT tax expense reflects an increase in sales, reduction in gross margins in disposables, a $350,000 allowance against deferred taxes in the prior year resulting from the India restructuring.

Liquidity and Capital Resources
Cash Flows. As of April 30, 2010, we had cash and cash equivalents of $5.7 million and working capital of $49.5 million. Cash and cash equivalents increased $0.6 million and working capital increased $0.6 million from January 31, 2010. Our primary sources of funds for conducting our business activities have been cash flow provided by operations and borrowings under our credit facilities described below.  We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

Net cash provided by operating activities of $2.0 million for the three months ended April 30, 2010 was due primarily to net loss from operations of $(1.3) million, and a decrease in inventories of $4.9 million, offset by an increase in accounts receivable of $1.4 million and an increase in deferred tax asset of $3.0 million. Net cash used in investing activities of $0.1 million in the three months ended April 30, 2010, was due to purchases of property and equipment.

We currently have one credit facility, a $23.5 million revolving credit, of which $5.0 million of borrowings were outstanding as of April 30, 2010.  Our credit facility requires that we comply with specified financial covenants relating to fixed charge ratio, funded debt to EBIDTA coverage, and inventory and accounts receivable collateral coverage ratios.  These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business.  Default under our credit facility would allow the lender to declare all amounts outstanding to be immediately due and payable.  Our lender has a security interest in substantially all of our assets to secure the debt under our credit facility.  As of April 30, 2010, we were in compliance with all covenants contained in our credit facility, except for minimum EBITDA which the bank has waived.

We believe that our current cash position of $5.7 million, our cash flow from operations along with borrowing availability under our $23.5 million revolving credit facility will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

Capital Expenditures. Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment, and leasehold improvements. Our facilities in China are not encumbered by commercial bank mortgages and thus Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. Our capital expenditures are expected to be approximately $1.5 million for plant expansion in Brazil and capital equipment, primarily computer equipment and apparel manufacturing equipment in fiscal 2011.

Foreign Currency Exposure.  The Company has foreign currency exposure, principally through its investment in Brazil, sales in China, Canada and the UK and production in Mexico and China.  Management has commenced a hedging program to offset this risk by purchasing forward contracts to sell the Canadian Dollar, Chilean Peso, Euro and Great Britain Pound.  Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the company.  Management has decided not to hedge its long position in the Chinese Yuan or Brazilian Real.

Health Care Reform.  During March 2010, a comprehensive health care reform legislation was signed into law in the U.S. under the Patient Protection and Affordable Care Act, as amended  by the Health Care and Education Reconciliation Act of 2010 (the “Acts”).  Included among the major provisions of the law is a change in tax treatment of the federal drug subsidy paid with respect to Medicare-eligible retirees.  This change did not have a significant impact because the Company operates its principal drug plan for Medicare-eligible retirees as secondary to Medicare and manages Medicare Part D reimbursement through a third party administrator.  The effect of the Acts on the company’s other long-term employee benefit obligation and cost depends on finalization of related regulatory requirements.  The Company will continue to monitor and assess the effect of the Acts as the regulatory requirements are finalized.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

Item 4.	Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of the our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30, 2010. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2010 for the reasons discussed below, to ensure them that information relating to the Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our Chief Executive Officer and Chief Financial Officer have concluded that we no longer have a material weakness over our China operations and financial reporting as of April 30, 2010.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2010.

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

Changes in Internal Control over Financial Reporting

Lakeland Industries, Inc.’s management, with the participation of Lakeland Industries, Inc.’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the first quarter of fiscal 2011.  Based on that evaluation, management concluded that there have not been changes in Lakeland Industries, Inc.’s internal control over financial reporting during the first quarter of  2011 that have materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1, 2, 3, and 5 are not applicable

Item 6.             Exhibits:

Exhibits:
10.21
Transition Wholesaler Distribution Agreement between Lakeland Industries, Inc. and E.I. du Pont de Nemours and company dated May 17, 2010. (a portion of this exhibit has been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission)

10.22
Sales Agreement between Lakeland Industries, Inc. and E.I. du Pont de Nemours and Company dated May 17, 2010. (a portion of this exhibit has been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission)

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

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: June 14, 2010	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President,
Secretary and General Counsel
(Principal Executive Officer and Authorized Signatory)

Date: June 14, 2010	/s/Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)