Form 10-Q
period 2010-07-31
LAKELAND INDUSTRIES INC
filed 2010-09-14
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number:  0-15535

LAKELAND INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware.	13-3115216
(State of incorporation)	(IRS Employer Identification Number)

701 Koehler Avenue, Suite 7, Ronkonkoma, New York	11779
(Address of principal executive offices)	(Zip Code)
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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act. (Check one.):

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
Yes☐   No ☒

As of July 31, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $38,911,451 based on the closing price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 13, 2010

Common Stock, $0.01 par value per share	5,441,215 shares

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

The forward-looking statements in this 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us.  These statements are not statements of fact.  Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements.  Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	Our ability to obtain fabrics and components from suppliers and manufacturers at competitive prices or prices that vary from quarter to quarter;
•	Risks associated with our international manufacturing and start-up sales operations;
•	Potential fluctuations in foreign currency exchange rates;
•	Our ability to respond to rapid technological change;
•	Our ability to identify and complete acquisitions or future expansion;
•	Our ability to manage our growth;
•	Our ability to recruit and retain skilled employees, including our senior management;
•	Our ability to accurately estimate customer demand;
•	Competition from other companies, including some with greater resources;
•	Risks associated with sales to foreign buyers;
•	Restrictions on our financial and operating flexibility as a result of covenants in our credit facilities;
•	Our ability to obtain additional funding to expand or operate our business as planned;
•	The impact of a decline in federal funding for preparations for terrorist incidents;
•	The impact of potential product liability claims;
•	Liabilities under environmental laws and regulations;
•	Fluctuations in the price of our common stock;
•	Variations in our quarterly results of operations;
•	The cost of compliance with the Sarbanes-Oxley Act of 2002 and rules and regulations relating to corporate governance and public disclosure;
•	The significant influence of our directors and executive officer on our company and on matters subject to a vote of our stockholders;
•	The limited liquidity of our common stock;
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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	July 31, 2010	January 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,607,517	$5,093,380
Accounts receivable, net of allowance for doubtful accounts of $158,200at July 31, 2010 and $200,200 at January 31, 2010	16,318,767	15,809,010
Inventories, net of reserves of $808,000 at July 31, 2010 and $868,000at January 31, 2010	33,559,980	38,575,890
Deferred income taxes	1,473,387	1,261,250
Prepaid income and VAT tax	3,361,534	1,731,628
Other current assets	1,507,271	2,355,506
Total current assets	62,828,456	64,826,664
Property and equipment, net	13,572,050	13,742,454
Intangibles and other assets, net	7,893,850	5,622,120
Goodwill	6,089,720	5,829,143
Total assets	$90,384,076	$90,020,381
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,664,501	$3,882,730
Accrued compensation and benefits	1,546,134	1,288,796
Other accrued expenses	644,133	1,138,303
Borrowings under revolving credit facility	2,961,596	9,517,567
Other short-term borrowing	589,312	—
Current maturity of long-term debt	97,442	93,601
Total current liabilities	12,503,118	15,920,997
Construction loan payable, net of current maturity	1,599,679	1,583,419
VAT taxes payable long term	3,308,964	—
Other liabilities	98,345	92,176
Total liabilities	17,510,106	17,596,592
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock $.01 par; authorized 10,000,000 shares; issued and outstanding 5,566,537 and 5,564,732 shares at July 31, 2010 and January 31, 2010, respectively	55,665	55,647
Less treasury stock, at cost, 125,322 shares at July 31, 2010 and January 31, 2010	(1,353,247)	(1,353,247)
Additional paid-in capital	50,098,557	49,622,632
Retained earnings	24,447,550	25,221,050
Other comprehensive loss	(374,555)	(1,122,293)
Total stockholders' equity	72,873,970	72,423,789
Total liabilities and stockholders’ equity	$90,384,076	$90,020,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	July 31,		July 31,
	2010	2009	2010	2009

Net sales	$24,551,397	$23,048,759	$49,914,115	$47,024,654
Cost of goods sold	16,279,703	16,811,889	35,238,541	34,777,346
Gross profit	8,271,694	6,236,870	14,675,574	12,247,308
Operating expenses	7,431,288	6,023,378	13,544,798	11,355,311
Operating profit	840,406	213,492	1,130,776	891,997
VAT tax charge Brazil	—	—	(1,583,247)	—
Interest and other income, net	22,229	14,138	35,003	54,252
Interest expense	92,244	226,770	178,273	420,249
Income (loss) before income taxes	770,391	860	(595,741)	526,000
Provision (benefit) for income taxes	197,959	(7,007)	177,759	420,814
Net income (loss)	$572,432	$7,867	$(773,500)	$105,186
Net income (loss) per common share:
Basic	$0.11	$0.00	$(0.14)	$0.02
Diluted	$0.10	$0.00	$(0.14)	$0.02
Weighted average common shares outstanding:
Basic	5,440,411	5,415,391	5,439,921	5,410,938
Diluted	5,533,196	5,436,309	5,526,626	5,452,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
  Six months ended July 31, 2010

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance January 31, 2010	5,564,732	$55,647	(125,322)	$(1,353,247)	$49,622,632	$25,221,050	$(1,122,293)	$72,423,789
Net loss	—	—	—	—	—	(773,500)	—	(773,500)
Other Comprehensive Income	—	—	—	—	—	—	747,738	747,738

Stock-Based Compensation:	—	—	—	—
Restricted Stock	—	—	—	—	487,777	—	—	487,777
Shares issued from Restricted Stock Plan	1,805	18	—	—	(18)	—	—	—
Return of shares in lieu of payroll tax withholding	—	—	—	—	(11,834)	—	—	(11,834)
Balance July 31, 2010	5,566,537	$55,665	(125,322)	$(1,353,247)	$50,098,557	$24,447,550	$(374,555)	$72,873,970
Total Comprehensive Income:
Net loss								$(773,500)
Foreign Exchange Translation Adjustments:
Qualytextil, SA, Brazil							$828,810
Canada Real Estate							2,556
UK							(108,510)
China							4,972
Canada operating							19,910	747,738
Total Comprehensive loss								$(25,762)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	July 31,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$(773,500)	$105,186
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	487,777	138,649
Provision for doubtful accounts	(41,970)	(73,333)
Provision for inventory obsolescence	(59,998)	198,486
Depreciation and amortization	1,008,059	820,735
Deferred income tax	(212,137)	698,689
Changes in operating assets and liabilities:
Increase in accounts receivable	(467,787)	(1,297,434)
Decrease in inventories	5,075,908	7,686,688
Increase in other assets	(3,938,216)	(2,401,822)
Increase in accounts payable, accrued expenses and other liabilities	3,624,370	3,027,601
Net cash provided by operating activities	4,702,506	8,903,445
Cash Flows from Investing Activities:
Purchases of property and equipment	(490,042)	(681,405)
Net cash used in investing activities	(490,041)	(681,405)
Cash Flows from Financing Activities:
Purchases of stock under stock repurchase program	—	(97,787)
Director options granted at fair market value	—	47,068
Proceeds from exercise of director stock options	—	23,562
Net payments under loan agreements	(6,007,291)	(6,456,271)
Increase in VAT taxes payable long term	3,308,964	—
Net cash used by financing activities	(2,698,327)	(6,483,428)
Net increase in cash	1,514,137	1,738,612
Cash and cash equivalents at beginning of period	5,093,380	2,755,441
Cash and cash equivalents at end of period	$6,607,517	$4,494,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Business
Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is the United States. No customer accounted for more than 10% of net sales during the six-month periods ended July 31, 2010 and 2009.

2.      Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the condensed consolidated financial information required therein.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2010.

The results of operations for the six-month period ended July 31, 2010 is not necessarily indicative of the results to be expected for the full year.

3.      Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4.      Inventories
Inventories consist of the following:
	July 31, 2010	January 31, 2010

Raw materials	$16,611,292	$18,727,993
Work-in-process	3,369,557	2,444,693
Finished goods	13,579,131	17,403,204
	$33,559,980	$38,575,890

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

The following table sets forth the computation of basic and diluted earnings per share at July 31, 2010 and 2009.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Numerator
Net Income (Loss)	$572,432	$7,867	$(773,500)	$105,186
Denominator
Denominator for basic earnings per share (Weighted-average shares which reflect 125,322 weighted average common shares in the treasury as a result of the stock repurchase program for the quarter ended July 31, 2010 and 2009, and 125,322 and 121,159 for the six months ended July 31, 2010 and 2009, respectively)	5,440,411	5,415,391	5,439,921	5,410,938
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	92,785	20,918	86,705	36,482
Denominator for diluted earnings per share (adjusted weighted average shares)	5,533,196	5,436,309	5,526,626	5,452,560
Basic earnings (loss) per share	$0.11	$0.00	$(0.14)	$0.02
Diluted earnings (loss) per share	$0.10	$0.00	$(0.14)	$0.02

6.      Revolving Credit Facility
At July 31, 2010, the balance outstanding under our one-year revolving credit facility amounted to $3.0 million. In January 2010, the Company entered into a new one-year $23.5 million revolving credit facility with TD Bank, N.A. The credit facility contains financial covenants, including, but not limited to, fixed charge ratio, funded debt to EBIDTA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at July 31, 2010, except for minimum EBITDA which the bank has waived. The weighted average interest rate for the six-month period ended July 31, 2010 was 1.95%.

7.      Major Supplier
We purchased 9% of our raw materials from one supplier during the six-month period ended July 31, 2010. In the past, we purchased approximately 75% of our raw material from this suppler. We carried higher inventory levels throughout FY10 and limited our material purchases in Q1 of FY11. We expect this relationship to continue for the foreseeable future. If required, similar raw materials could be purchased from other sources; however, our competitive position in the marketplace could be adversely affected.

8.      Employee Stock Compensation
The Company’s Director’s Plan permits the grant of share options and shares to its Directors for up to 60,000 shares of common stock as stock compensation.  All stock options under this Plan are granted at the fair market value of the common stock at the grant date.  This date is fixed only once a year upon a Board Member’s re-election to the Board at the Annual Shareholders’ meeting which is the third Wednesday in June pursuant to the Director’s Plan and our Company By-Laws.  Directors’ stock options vest ratably over a six-month period and generally expire six years from the grant date.

The following table represents our stock options granted, exercised and forfeited during the first six months of fiscal 2011.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2010	24,300	$12.11	2.34 years	$11,200
Outstanding at July 31, 2010	24,300	$12.11	2.22 years	$17,030
Exercisable at July 31, 2010	24,300	$12.11	2.22 years	$17,030

Restricted Stock Plan and Performance Equity Plan

On June 21, 2006, the shareholders of the Company approved a restricted stock plan (the “2006 Equity Incentive Plan”).  A total of 253,000 shares of restricted stock were authorized under this plan. On June 17, 2009, the shareholders of the Company authorized 253,000 shares under the restricted stock plan (the “2009 Equity Incentive Plan”).  Under the restricted stock plan, eligible employees and directors are awarded performance-based restricted shares of the Company common stock.  The amount recorded as expense for the performance-based grants of restricted stock are based upon an estimate made at the end of each reporting period as to the most probable outcome of this plan at the end of the three-year performance period (e.g., baseline, maximum or zero).  In addition to the grants with vesting based solely on performance, certain awards pursuant to the plan have a time-based vesting requirement, under which awards vest from two to three years after grant issuance, subject to continuous employment and certain other conditions.  Restricted stock has no voting rights until fully vested and issued, and the underlying shares are not considered to be issued and outstanding until vested.

Under the 2009 Equity Incentive Plan, the Company has granted up to a maximum of 213,061 restricted stock awards as of July 31, 2010. All of these restricted stock awards are non vested at July 31, 2010 (152,849 shares at “baseline”) and have a weighted average grant date fair value of $8.00. Under the 2006 Equity Incentive Plan, there are also outstanding as of July 31, 2010 unvested grants of 1,866 shares under the stock purchase match program and 19,223 shares under the bonus in stock program. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of July 31, 2010, unrecognized stock based compensation expense related to restricted stock awards totaled $1,257,841, consisting of $9,987 remaining under the 2006 Equity Incentive Plan and $1,247,854 under the 2009 Equity Incentive Plan, before income taxes, based on the maximum performance award level, less what has been charged to expense on a cumulative basis through July 31, 2010, which has been set at baseline.  The cost of these non vested awards is expected to be recognized over a weighted-average period of three years.  The board has estimated its current performance level to be at the baseline level, and expenses have been recorded accordingly.  The performance based awards are not considered stock equivalents for EPS purposes.

Stock-Based Compensation

The Company recognized total stock based compensation costs of $487,777 and $138,649 for the six months ended July 31, 2010 and 2009, respectively, of which $30,523 and $113,966 results from the 2006 Equity Incentive Plan and $457,254 and $0 result from the 2009 Equity Incentive Plan for the six months ended July 31, 2010 and 2009, respectively, and $0 and $24,683, respectively, from the Director Option Plan.  These amounts are reflected in selling, general and administrative expenses.  The total income tax benefit recognized for stock based compensation arrangements was $175,600 and $49,913 for the six months ended July 31, 2010 and 2009, respectively.

Effective July 31, 2010, the Company’s Board of Directors elected to change the expected performance level to baseline for the Company’s 2009 Equity Incentive Plan. This resulted in a cumulative charge of $457,000 ($292,000 net of taxes) or $0.05 per share.

9.      Manufacturing Segment Data

Domestic and international sales are as follows in millions of dollars:

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2010		2009		2010		2009
Domestic	$13.9	56.5%	$14.4	62.5%	$29.3	58.7%	$31.6	67.2%
International	10.7	43.5%	8.6	37.5%	20.6	41.3%	15.4	32.8%
Total	$24.6	100.0%	$23.0	100.0%	$49.9	100.0%	$47.0	100.0%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Decatur, Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products), Celaya, Mexico (primarily disposable, glove and chemical suit production) and St. Joseph, Missouri and Sinking Springs, Pennsylvania (primarily woven products production). We also maintain manufacturing facilities in China (primarily disposable and chemical suit production) and a glove manufacturing facility in New Delhi, India. We have a manufacturing facility in Salvador, Bahia, Brazil. Our China facilities and our Decatur, Alabama facility produce the majority of the Company’s products. The accounting policies of these operating entities are the same as those described in Note 1 to our  Annual Report on Form 10-K for the year ended January 31, 2010. We evaluate the performance of these entities based on operating profit which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in Canada, Europe, Chile and China which sell and distribute products shipped from the United States, Mexico or China and a sales force in Brazil. The table below represents information about reported manufacturing segments for the six-month periods noted therein:

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2010	2009	2010	2009
Net Sales:
North America and other foreign	$18.4	$18.5	$38.9	$39.2
Brazil	2.9	3.2	5.9	5.8
China	8.6	4.8	15.0	9.4
India	0.4	0.2	0.9	0.3
Less intersegment sales	(5.7)	(3.7)	(10.8)	(7.7)
Consolidated sales	$24.6	$23.0	$49.9	$47.0
Operating Profit:
North America and other foreign	$.37	$(.15)	$.01	$.04
Brazil	(.20)	(.16)	(.15)	(.07)
China	1.2	.70	1.9	1.47
India	(.17)	(.25)	(.37)	(1.49)
Less inter-segment profit	(.36)	.07	(.29)	.94
Consolidated operating profit	$0.84	$.21	$1.1	$.89
Identifiable Assets (at Balance Sheet date):
North America and other foreign	—	—	$46.9	$66.5
Brazil	—	—	21.3	18.5
China	—	—	17.4	14.0
India	—	—	4.8	0.7
Consolidated assets	—	—	$90.4	$99.7
Depreciation and Amortization Expense:
North America and other foreign	$.22	$.21	$.44	$.41
Brazil	.09	.03	.17	.05
China	.09	.08	.17	.16
India	.11	.10	.22	.20
Consolidated depreciation expense	$.51	$.42	$1.0	$.82

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

There was no activity in our unrecognized tax benefits, and the uncertain income tax liability at July 31, 2010 was $0.

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

Qualytextil, S.A. has never been audited under Brazilian Federal tax authorities but, by law in Brazil, they are allowed to audit the five most recent years. We do not anticipate significant tax liability upon any future income tax audits in Brazil.

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

11.   Related Party Transactions

In July 2005, as part of the acquisition of Mifflin Valley, Inc. (merged into Lakeland Industries, Inc. on September 1, 2006) the Company entered into a five-year lease with Michael Gallen (an employee) to lease an 18,520 sq. ft. manufacturing facility in Shillington, Pennsylvania for $55,560 annually or a per square foot rental of $3.00 with an annual increase of 3.5%.  This amount was obtained prior to the acquisition from an independent appraisal of the fair market rental value per square foot.  This lease expired July 31, 2010 and has not been renewed. The Company’s operations have been moved to a nearby space. In addition, the Company, commencing January 1, 2006, is renting 12,000 sq. ft. of warehouse space in a second location in Pennsylvania from this employee, on a month-by-month basis, for the monthly amount of $3,350 or $3.35 per square foot annually.  Mifflin Valley, Inc. utilizes the services of Gallen Insurance (an affiliate of Michael and Donna Gallen) to provide certain insurance in Pennsylvania.

On March 1, 1999, the Company entered into a one-year (renewable for four additional one-year terms) lease agreement with Harvey Pride, Jr., a former officer of the Company, for a 2,400 sq. ft. customer service office for $18,000 annually located next to the existing Decatur, Alabama facility mentioned above.  This lease was renewed on April 1, 2009 through March 31, 2011 with a 5% yearly increase in rental rate.

The Company believes that all rents paid to Harvey Pride, Jr. by the Company are comparable to what would be charged by an unrelated party, as six different rent fairness appraisals were performed in 1999, 2002 and 2004. In June 2010, the Company purchased this facility from Mr. Pride for $250,000, based on an independent appraisal.

12. Derivative Instruments and Foreign Currency Exposure

The Company has foreign currency exposure, principally through sales in Canada, Brazil, China and the UK, and production in Mexico and China. Management has commenced a hedging program to partially offset this risk by purchasing forward contracts to sell the Canadian Dollar, Chilean Peso and the Euro.  Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. Management has decided not to hedge its long position in the Chinese Yuan or the Brazilian Real.

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

13. VAT Tax Issue in Brazil

Asserted Claims

From early in 2004 to April 2009, Lakeland Brasil, S.A. (“Qualytextil”, “QT”) imported its raw materials through the port of Recife (in the state of Pernambuco, neighboring the state of Bahia where the QT plant is located). QT paid an import broker in Recife the proper taxes and then trucked the goods to Salvador, Bahia, Brazil. QT obtained a legal opinion at the time and relied on this in good faith.

In October 2009, QT received an audit notice from Bahia claiming the taxes paid to Recife/Pernambuco should have been paid to Bahia in the amount of R$4.8 million and assessed fines and interest of an additional R$5.9 million for a total of R$10.7 million (approximately US$2.6 million, $3.2 million and $5.8 million, respectively)

Previously, our attorney had advised us that it was likely we would prevail; however, there has been a recent adverse ruling in the Supreme Court.

“Bahia has announced an amnesty for this tax whereby if the taxes claimed are paid by the end of the month of May 2010, the interest and penalties will be forgiven. According to fiscal regulation of Brazil, this amnesty payment will be partially recouped as credits against future taxes due. Since the amounts were paid as tax on import of goods, Bahia will allow this amnesty payment to be recouped as credits against future taxes due.”

Of these claims, our attorney informs us that R$1.0 million (US$0.5 million) will be successfully defended based on lapse of statute of limitations and R$0.3 million (US$0.2 million) based on state auditor misunderstanding. A small amount of R$0.2 million (US$0.1 million) will be paid by amnesty defended by another attorney. This amount is already included in the total amnesty program (R$3.5 million) (US$1.9 million).

The total taxes paid into the amnesty program on May 31st was R$3.5 million.

Amounts from Preacquisition Period; Escrow

The asserted tax claims of R$4.8 million (R$10.7 million with penalty and interest) all relate to imports during the period 2004-2006, prior to the QT acquisition by the Company in May 2008. At the closing, there were several escrow funds established to protect Lakeland from contingencies such as discussed herein. The available escrow funds have a current balance totaling R$2.8 million (US$1.5 million). One seller has released his escrow with a balance of R$1.0 million (US$0.55 million). Lakeland will file a claim against the remaining funds in escrow at the appropriate time.

Future Accounting for Funds

Following payment into the amnesty program, the taxes will be partially recouped via credits against future taxes due. There is expected to be the following costs:

		(R$ millions)	(US$ millions )

1)	Loss of “desenvolve”(a)	$1.5	$0.8
2)	Interest costs	0.4	0.2
3)	Legal fees	0.5	0.3
	TOTAL	$2.4	$1.3

These costs will be assessed against the credits and should serve to recoup these costs or lost incentives back to QT Lakeland from the escrow but are considered opportunity costs or future costs and have not been charged to expense currently.

Additional Exposure Unasserted Claims

There is additional exposure for the periods: 2007-2009 in the amount of R$6.0 million (US$3.3 million). Of this amount, R$3.9 million (US$2.1 million) relates to the 2007/2008 period.

Notice of audit for the 2007/2008 period has just been received by QT. The Company intends to wait for audit results and then defend and wait for the next amnesty period. Company counsel advises the Company that in his opinion the next amnesty will come before the end of the judicial process. There has been a long history in Bahia of the state declaring such amnesty periods every two to three years going back 25 years. The litigation process begins as an administrative proceeding, two instances, and after a period of time must be switched to a formal court judicial proceeding. At the commencement of the formal court proceedings, the Company will have to remit a “judicial deposit” covering the exposure from 2007/2008 in taxes of approximately R$3.9 million (US$2.1 million) plus assessed fines and interest bringing the judicial deposit needed to approximately R$7.3 million (US$4.1 million). Estimated time period to Judicial Court deposit is 1.5-2 years. This does not necessarily have to be all cash. The Court will accept a pledge of the real estate (approximately R$3 million) (US$1.6 million), and management believes it will be able to obtain a bank guaranty from Brazilian banks for up to R$5 million (US$2.7 million) for a relatively nominal fee of approximately 3% to 4% per year. Notice for audit for 2009 has not been received, and the Company intends to follow the same process related to that year.

(a) “Desenvolve” is an incentive remaining from Brazil’s hyperinflationary days about 10 years ago. It is based on the net ICMS (VAT) tax payable. (QT pays ICMS to suppliers on raw materials, bills and collects ICMS from customers, takes credit for ICMS paid to suppliers and remits the difference. The net amount payable is payable 30% immediately and 70% for up to five years. The “desenvolve” is an incentive to pay the 70% quickly, like a cash discount. If the full amount is paid immediately, there is an 80% discount of the 70% (or 56% of the total).

At the next amnesty period:

•
If before judicial process-still administration proceeding - the Company would pay just the taxes with no penalty or interest. This would then be recouped via credits against future taxes on future imports. As before, the Company would lose desenvolve and interest.

•
If after judicial process commences-the amount of the judicial deposit previously remitted would be reclassified to the taxes at issue, and the excess submitted to cover fines and interest would be refunded to QT. As above, the taxes would be recouped via credits against future taxes on future imports but losing desenvolve and interest.

•
The desenvolve is scheduled to expire on February 2013 and will be partially phased out starting February 2011. Based on the anticipated timing of the next amnesty, there may be little amounts of lost desenvolve since it would largely expire on its own terms in any case.

Cash Commitments

As a result of the process described above, the Company expects to make or has made the following payments:

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

Statement of Operations Treatment

There is a R$2.9 million (US$1.6 million) charge to expense as a result of this issue, determined as follows:

	Millions
	R$	US$
Total to be paid not available for credit:
Asserted claims	$1.4	$0.8
Unasserted claims	2.5	1.3
	3.9	2.1
Escrow funds released	(1.0)	(0.5)
Charge to expense	2.9	1.6
Escrow funds available:
Total escrow funds	2.8	1.6
Escrow released in May	(1.0)	(0.5)
Remaining funds in escrow	1.8	1.1

There is an additional exposure for 2007-2009 in the amount of approximately $3.3 million. Lakeland intends to apply for amnesty and make any necessary payments upon the forthcoming amnesty periods imposed by the local Brazilian authorities. Of this $3.3 million exposure, $1.9 million is eligible for future credit. The $1.4 million balance is subject to indemnification from the Seller, and the Company intends to pursue this claim.

Possible Recourse Actions

The Company’s counsel is reviewing potential actions against sellers under indemnification proceedings, including possible claims on post acquisition exposure resulting from misrepresentations.

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

Balance Sheet Treatment

In accordance with GAAP, the Company has reflected the above items on its balance sheet as follows:

		(R$ millions)	US$ millions
Current assets	Prepaid taxes	$2.1	$1.1
Noncurrent assets	Deferred taxes	3.5	1.9
Long term liabilities	Taxes payable	$6.0	$3.3

14. License Agreement with DuPont

Effective May 17, 2010, a trademark License Agreement was signed which will change the commercial relationship between E.I. du Pont de Nemours and Company (“DuPont”) and Lakeland with regard to the sale of Tyvek® and Tychem®.

Historically, pursuant to a Trademark License Agreement with DuPont, Lakeland utilized DuPont trademark logos to market DuPont Tyvek® and Tychem® fabrics made into garments by Lakeland. Lakeland bought its Tyvek® and Tychem® fabrics from DuPont directly and processed these fabrics into protective garments. Pursuant to new contracts with DuPont, Lakeland will no longer buy fabrics from DuPont to make garments but has agreed to buy instead finished garments directly from DuPont and market and sell DuPont garments as a wholesale distributor.

Nonetheless, in certain instances where Lakeland makes customized garments not made by DuPont, DuPont will continue to sell Tyvek® and Tychem® fabrics to Lakeland. These new agreements are transition agreements until Lakeland sells the remainder of its Tyvek® and Tychem® raw material and finished goods inventories, estimated to be by this fiscal year end. Thereafter, DuPont and Lakeland intend to sign a multi-year agreement which would be similar to the above arrangement with potential modifications between the parties based upon experience during this interim period.

15. Stock-out Conditions and Backlog

The Company has been working to reduce or eliminate its inventory of Tyvek® and Tychem® in anticipation of the above-referenced License Agreement. Throughout the quarter ended July 31, 2010 and subsequent thereto, the Company has experienced significant “stock-out” conditions until newly ordered finished goods arrive from DuPont. As a result, the Company’s backlog for domestic disposables is $7.2 million as of July 31, 2010.

16. Brazil Management and Share Purchase Agreement

On May 19, 2010, the president and V.P. of Operations (the “two terminated sellers”) of Qualytextil, S.A. (“QT”), Lakeland’s Brazil subsidiary, were terminated for cause as a result of numerous documented breaches of their Management Agreements (“MA”) with QT and misrepresentations in their Share Purchase Agreement (“SPA”) with Lakeland. As a result of these breaches and misrepresentations, Lakeland has taken the position that it is not obligated to pay their share or 65% of any Supplemental Purchase Price (“SPP”) due in 2011 pursuant to the SPA. These two sellers’ shares constitute 35% and 30%, respectively, of the SPP totals, if any, which may be due under the SPA. The CFO of QT has been promoted to President of QT. He holds the remaining 35% of the SPA and SPP totals.

Lakeland and the two terminated sellers are presently attempting to negotiate a settlement. If no settlement is reached within 30 days, the SPA provides for arbitration to settle disputes, and Lakeland intends to assert further damages in such arbitration proceeding. There has been a charge of US$175,000 in Q2 for the legal and professional fees incurred in this matter.

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

Overview
We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing market. Our products are sold by our in-house customer service group, our regional sales managers and independent sales representatives to a network of over 1,000 safety and mill supply distributors. These distributors in turn supply end user industrial customers, such as integrated oil, chemical/petrochemical, utilities, automobile, steel, glass, construction, smelting, munition plants, janitorial, pharmaceutical, mortuaries and high technology electronics manufacturers, as well as scientific and medical laboratories. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control.

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

Customer pricing is subject to change on a 30-day notice; exceptions based on meeting competitors’ pricing are considered on a case-by-case basis.

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

Valuation of Goodwill and Other Intangible Assets. Goodwill and indefinite lived intangible assets are tested for impairment at least annually; however, these tests may be performed more frequently when events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill impairment is evaluated utilizing a two-step process as required by U.S. GAAP.  Factors that the Company considers important that could identify a potential impairment include: significant underperformance relative to expected historical or projected future operating results; significant changes in the overall business strategy; and significant negative industry or economic trends. The Company measures any potential impairment based market quotes, if available or on a projected discounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results.

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

Self-Insured Liabilities. We have a self-insurance program for certain employee health benefits. The cost of such benefits is recognized as expense based on claims filed in each reporting period and an estimate of claims incurred but not reported during such period. Our estimate of claims incurred but not reported is based upon historical trends. If more claims are made than were estimated or if the costs of actual claims increases, beyond what was anticipated, reserves recorded may not be sufficient, and additional accruals may be required in future periods. We maintain separate insurance to cover the excess liability over set single claim amounts and aggregate annual claim amounts.

Significant Balance Sheet Fluctuation July 31, 2010 As Compared to January 31, 2010
Cash increased by $1.5 million as borrowings under the revolving credit facility decreased by $6.6 million at July 31, 2010. Accounts receivable increased by $0.5 million.  Accounts payable increased by $2.8 million mainly due to local vendors in China as we source domestically in China, accruals of sales rebates, larger payables in Brazil and resumption of purchases from DuPont.

As a result of the VAT tax issue in Brazil as disclosed herein, as of July 31, 2010 we have recorded additional current assets for prepaid taxes of $1.1 million and noncurrent deferred taxes asset and long-term liability-VAT tax payable of US$3.3 million.

At July 31, 2010, the Company had an outstanding loan balance of $3.0 million under its facility with TD Bank, N.A. compared with $9.5 million at January 2010.  Total stockholders’ equity increased $0.5 million principally due to the net loss for the period of $(0.8) million offset by the changes in foreign exchange translations in other comprehensive income of $0.7 million and the equity compensation of $0.5 million.

Three months Ended July 31, 2010 As Compared to the Three Months Ended July 31, 2009
Net Sales. Net sales increased $1.5 million, or 6.5%, to $24.6 million for the three months ended July 31, 2010, from $23.0 million for the three months ended July 31, 2009.  The net increase was due to an increase of $2.1 million in foreign sales, offset by a $0.6 million decrease in domestic sales. External sales from China increased by $2.2 million, or 98%, driven by sales to the new Australian distributor and domestic sales in China. Canadian sales increased by $0.2 million, or 12.4%, UK sales increased by $0.2 million, or 16.7%, Chile sales decreased by $0.6 million, or 68%, in part resulting from the earthquake. US domestic sales of disposables were flat, chemical suit sales decreased by $0.5 million, wovens decreased by $0.4 million, reflective sales were flat and glove sales increased by $0.7 million. Sales in Brazil were down 7.6% mainly from lack of large bid sales in Q2 this year.

Gross Profit. Gross profit increased $2.0 million, or 32.6%, to $8.3 million for the three months ended July 31, 2010, from $6.2 million for the three months ended July 31, 2009. Gross profit as a percentage of net sales increased to 33.7% for the three months ended July 31, 2010, from 27.1% for the three months ended July 31, 2009. Major factors driving the changes in gross margins were:

☐
Disposables gross margin increased by $1.5 million this year compared with last year. This increase was mainly due to higher margins in Q2 resulting from the industry wide shortages prevailing and price increases.

☐	Brazil’s gross margin was 46.8% this year compared with 40.6% last year. This increase was largely due to the sales mix.
☐	Continued gross losses of $0.1 million from India in Q2 FY11.
☐	Chemical division gross margin increased 1.1 percentage points resulting from sales mix
☐	Canada gross margin increased 6.9 percentage points due to higher volume and favorable exchange rates.

Operating Expenses. Operating expenses increased $1.4 million, or 23%, to $7.4 million for the three months ended July 31, 2010, from $6.0 million for the three months ended July 31, 2009.  As a percentage of sales, operating expenses increased to 30.3% for the three months ended July 31, 2010 from 26.1% for the three months ended July 31, 2009.  The $1.4 million increase in operating expenses in the three months ended July 31, 2010 as compared to the three months ended July 31, 2009 was comprised of:

☐	$0.5 million increase in equity compensation resulting from the 2009 restricted stock plan treated at the baseline performance level and the resulting cumulative charge.
☐	$0.2 million increase in professional fees resulting from the terminations in Brazil.
☐	$0.2 million increase in freight out shipping costs, in part due to higher volume and in part due to use of air freight in some cases resulting from stock-out conditions.
☐	$0.2 million increase in administrative payroll mainly resulting from severance pay from terminations in Canada and the U.S.
☐
$0.2 million in increased operating costs in China were the result of the large increase in direct international sales made by China, are now allocated to SG&A costs, previously allocated to cost of goods sold.

☐	$0.1 million in increased sales commissions resulting from higher volume.
☐	$0.1 million increase in sales salaries resulting from increased sales personnel in Argentina, China and the wovens division.

Operating profit. Operating profit increased 293.6% to $0.8 million for the three months ended July 31, 2010 from $0.2 million for the three months ended July 31, 2009.  Operating margins were 3.4% for the three months ended July 31, 2010 compared to 0.9% for the three months ended July 31, 2009.

Interest Expenses.  Interest expenses decreased by $0.1 million for the three months ended July 31, 2010 as compared to the three months ended July 31, 2009 due to lower borrowing levels outstanding and lower rates.

Income Tax Expense.  Income tax expenses consist of federal, state and foreign income taxes.  Income tax expenses increased $0.2 million, to $0.2 million for the three months ended July 31, 2010 from $0.0 million for the three months ended July 31, 2009.  Our effective tax rates were not meaningful for Q2 FY10 due to the near breakeven profit and 25.8% for the three months ended July 31, 2010. Our effective tax rate for Q2 FY11 was due to goodwill write-offs in Brazil and tax benefits from India resulting from “check the box” in the U.S.

 Net Income.  Net income increased $0.6 to $0.6 million for the three months ended July 31, 2010 from $0.0 million for the three months ended July 31, 2009. The increase in net income primarily resulted from higher margins resulting from the stock-out conditions prevailing in Q2 FY11, offset by charges to net income of $0.3 million for the cumulative change in Restricted Stock performance level ($0.05 per share), $0.2 million for legal fees in Brazil resulting from the terminations ($0.03 per share), $0.2 million for severance costs in Canada ($0.03 per share). Excluding these charges, the Company would have reported net income of $1.3 million in the second quarter of fiscal 2011 ($0.21 per share).

Six Months Ended July 31, 2010 As Compared to the Six Months Ended July 31, 2009
Net Sales. Net sales increased $2.9 million, or 6.1%, to $49.9 million for the six months ended July 31, 2010, from $47.0 million for the six months ended July 31, 2009.  The net increase was due to an increase of $5.2 million in foreign sales, offset by a $2.3 million decrease in domestic sales. External sales from China increased by $3.3 million, or 83%, driven by sales to the new Australian distributor and domestic sales in China. Canadian sales increased by $0.7 million, or 24%, UK sales increased by $0.6 million, or 33%, Chile sales decreased by $0.5 million, or 46%, in part resulting from the earthquake. US domestic sales of disposables decreased by $1.0 million, chemical suit sales decreased by $0.8 million, wovens decreased by $0.3 million, reflective sales decreased by $0.3 million and glove sales increased by $0.9 million. Sales in Brazil were flat.

Gross Profit. Gross profit increased $2.4 million or, 19.8%, to $14.7 million for the six months ended July 31, 2010, from $12.2 million for the six months ended July 31, 2009. Gross profit as a percentage of net sales increased to 29.4% for the six months ended July 31, 2010 from 26.0% for the six months ended July 31, 2009. Major factors driving the changes in gross margins were:

☐
Disposables gross margin increased by 4.7 percentage points this year compared with last year. This increase was mainly due to higher margins in Q2 resulting from the industry wide shortages prevailing, partially offset by higher priced raw materials and a very competitive pricing environment coupled with lower volume in Q1.

☐	Brazil’s gross margin was 48.1% this year compared with 43.3% last year. This increase was largely due to the volume provided by a larger bid contract this year.
☐	Continued gross losses of $0.2 million from India in FY11.
☐	Chemical division gross margin declined 2.3 percentage points resulting from lower volume and sales mix
☐	Canada gross margin increased 6.8 percentage points due to higher volume and favorable exchange rates.

Operating Expenses. Operating expenses increased $2.2 million, or 19.3%, to $13.5 million for the six months ended July 31, 2010, from $11.4 million for the six months ended July 31, 2009.  As a percentage of sales, operating expenses increased to 27.1% for the six months ended July 31, 2010 from 24.1% for the six months ended July 31, 2009.  The $2.2 million increase in operating expenses in the six months ended July 31, 2010 as compared to the six months ended July 31, 2009 were comprised of:

☐	$0.5 million increase in equity compensation resulting from the 2009 restricted stock plan treated at the baseline performance level and the resulting cumulative charge.
☐
$0.4 million in increased operating costs in China were the result of the large increase in direct international sales made by China, are now allocated to SG&A costs, previously allocated to cost of goods sold.

☐	$0.4 million increase in administrative payroll mainly resulting from $0.3 million severance pay from terminations in Canada and the U.S.
☐	$0.3 million increase in foreign exchange costs resulting from unhedged losses against the Euro in China. The Company has since commenced a hedging program for the Euro.
☐	$0.3 million increase in freight out shipping costs, in part due to higher volume and in part due to use of air freight in some cases resulting from stock-out conditions.
☐	$0.2 million increase in professional fees resulting from the terminations in Brazil.
☐	$0.2 million increase in sales salaries resulting from increased sales personnel in Argentina, China and the wovens division.
☐	$0.1 million in increased sales commissions resulting from higher volume.
☐	$(0.1) million miscellaneous decreases.

Operating Profit. Operating profit increased 27% to $1.1 million for the six months ended July 31, 2010 from $0.9 million for the six months ended July 31, 2009.  Operating margins were 2.3% for the six months ended July 31, 2010 compared to 1.9% for the six months ended July 31, 2009.

Interest Expenses.  Interest expenses decreased by $0.2 million for the six months ended July 31, 2010 as compared to the six months ended July 31, 2009 due to lower borrowing levels outstanding and lower rates.

Income Tax Expense.  Income tax expenses consist of federal, state and foreign income taxes.  Income tax expenses decreased $0.2 million, or 58%, to $0.2 million for the six months July 31, 2010 from $0.4 million for the six months ended July 31, 2009.  Our effective tax rates were not meaningful for this year and 80% for the six months ended July 31, 2009. Our effective tax rate for Q1FY10 was affected by a $350,000 allowance against deferred taxes resulting from the India restructuring, losses in India and UK with no tax benefit, tax benefits in Brazil resulting from government incentives and goodwill write-offs and credits to prior year’s taxes in the US not previously recorded. Our effective tax rate for six months FY11 was due to goodwill write-offs in Brazil and tax benefits from India resulting from “check the box” in the U.S and the $1.6 million charge for VAT tax expense in Brazil.

 Net Income (Loss).  Net income decreased $0.9 to a loss of $0.8 million for the six months ended July 31, 2010 from a profit of $0.1 million for the six months ended July 31, 2009. The decrease in net income primarily resulted from the $1.6 million charge for VAT tax expense in Brazil. Excluding the Brazilian VAT tax expense, the Company would have reported net income of $0.8 million in the six months ended July 31, 2010, a 771% increase as compared to the same period in fiscal 2010. The improved profitability before VAT tax expense reflects an increase in sales, reduction in gross margins in disposables, a $350,000 allowance against deferred taxes in the prior year resulting from the India restructuring.

Liquidity and Capital Resources
Cash Flows. As of July 31, 2010, we had cash and cash equivalents of $6.6 million and working capital of $50.3 million. Cash and cash equivalents increased $1.5 million, and working capital increased $1.4 million from January 31, 2010. Our primary sources of funds for conducting our business activities have been cash flow provided by operations and borrowings under our credit facilities described below.  We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

Net cash provided by operating activities of $4.7 million for the six months ended July 31, 2010 was due primarily to net loss from operations of $(0.8) million and a decrease in inventories of $5.1 million, offset by an increase in accounts receivable of $(0.5) million and an increase in deferred tax asset of $(0.2) million, an increase in other assets of ($3.9) million, largely resulting from the Brazil VAT tax issues, offset by an increase in payables of $3.6 million. The increase in payables results mainly from local vendors in China as we source domestically in China, the resumption of purchases from DuPont, accruals of sales rebates and overall increases in Brazil. Net cash used in investing activities of $0.5 million in the six months ended July 31, 2010 was due to purchases of property and equipment.

We currently have one credit facility, a $23.5 million revolving credit, of which $3.0 million of borrowings were outstanding as of July 31, 2010.  Our credit facility requires that we comply with specified financial covenants relating to fixed charge ratio, funded debt to EBIDTA coverage and inventory and accounts receivable collateral coverage ratios.  These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business.  Default under our credit facility would allow the lender to declare all amounts outstanding to be immediately due and payable.  Our lender has a security interest in substantially all of our assets to secure the debt under our credit facility.  As of July 31, 2010, we were in compliance with all covenants contained in our credit facility, except for minimum EBITDA which the bank has waived.

We believe that our current cash position of $6.6 million, our cash flow from operations, along with borrowing availability under our $23.5 million revolving credit facility, will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

Capital Expenditures. Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment and leasehold improvements. Our facilities in China are not encumbered by commercial bank mortgages and, thus, Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. Our capital expenditures are expected to be approximately $1.5 million for plant expansion in Brazil and capital equipment, primarily computer equipment and apparel manufacturing equipment in fiscal 2011.

Foreign Currency Exposure.  The Company has foreign currency exposure, principally through its investment in Brazil, sales in China, Canada and the UK and production in Mexico and China.  Management has commenced a hedging program to offset this risk by purchasing forward contracts to sell the Canadian Dollar, Chilean Peso and Euro.  Such contracts are largely timed to expire with the last day of the fiscal quarter with a new contract purchased on the first day of the following quarter to match the operating cycle of the Company.  Management has decided not to hedge its long position in the Chinese Yuan or Brazilian Real.

Health Care Reform.  During March 2010, a comprehensive health care reform legislation was signed into law in the U.S. under the Patient Protection and Affordable Care Act, as amended  by the Health Care and Education Reconciliation Act of 2010 (the “Acts”).  Included among the major provisions of the law is a change in tax treatment of the federal drug subsidy paid with respect to Medicare-eligible retirees.  This change did not have a significant impact because the Company operates its principal drug plan for Medicare-eligible retirees as secondary to Medicare and manages Medicare Part D reimbursement through a third-party administrator.  The effect of the Acts on the Company’s other long-term employee benefit obligation and cost depends on finalization of related regulatory requirements.  The Company will continue to monitor and assess the effect of the Acts as the regulatory requirements are finalized.

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

Item 4.               Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2010. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2010 for the reasons discussed below, to ensure them that information relating to the Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2010. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of July 31, 2010.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Since the Company now qualifies as a smaller reporting company, there is no longer an attestation requirement for management’s assessment of internal control by the Company’s independent auditors.

Changes in Internal Control over Financial Reporting

Lakeland Industries, Inc.’s management, with the participation of Lakeland Industries, Inc.’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the second quarter of fiscal 2011.  Based on that evaluation, management concluded that there have not been changes in Lakeland Industries, Inc.’s internal control over financial reporting during the second quarter of 2011 that have materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting.

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

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: September 14, 2010	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President,
Secretary and General Counsel
(Principal Executive Officer and Authorized Signatory)

Date: September 14, 2010	/s/ Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)