Form 10-Q
period 2010-10-31
LAKELAND INDUSTRIES INC
filed 2010-12-13
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

 (Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act. Check one.

Large accelerated filer ☐	Accelerated filer ☐

Nonaccelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

Yes☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 10, 2010

Common Stock, $0.01 par value per share	5,442,868 shares

LAKELAND INDUSTRIES, INC.
AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

LAKELAND INDUSTRIES, INC.
AND SUBSIDIARIES

PART I                 FINANCIAL INFORMATION

Item 1. Financial Statements

Introduction

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This 10-Q may contain certain forward-looking statements.  When used in this 10-Q or in any other presentation, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “project” and similar expressions, are intended to identify forward-looking statements.  They also include statements containing a projection of sales, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

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
•
The other factors referenced in this 10-Q, including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	October 31, 2010	January 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,455,108	$5,093,380
Accounts receivable, net of allowance for doubtful accounts of $193,700
at October 31, 2010 and $200,200 at January 31, 2010	17,394,927	15,809,010
Inventories, net of reserves of $1,129,000 at October 31, 2010 and $868,000
at January 31, 2010	38,780,448	38,575,890
Deferred income taxes	1,473,387	1,261,250
Prepaid income and VAT tax	2,681,499	1,731,628
Other current assets	1,336,698	2,355,506
Total current assets	67,122,067	64,826,664
Property and equipment, net	13,781,616	13,742,454
Intangibles and other assets, net	8,068,674	5,622,120
Goodwill	6,225,962	5,829,143
Total assets	$95,198,319	$90,020,381
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,377,045	$3,882,730
Accrued compensation and benefits	1,739,669	1,288,796
Other accrued expenses	899,228	1,138,303
Borrowings under revolving credit facility	—	9,517,567
Current maturity of long-term debt	98,226	93,601
Total current liabilities	10,114,168	15,920,997
Borrowings under revolving credit facility	5,859,344	—
Construction loan payable, net of current maturity	1,587,982	1,583,419
Other liabilities	101,569	92,176
VAT taxes payable long-term	3,309,218	—
Total liabilities	20,972,281	17,596,592
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $.01 par; authorized 1,500,000 shares
(none issued)	—	—
Common stock, $.01 par; authorized 10,000,000 shares, issued and outstanding 5,567,652 and 5,564,732 shares at October 31, 2010 and January 31, 2010, respectively	55,677	55,647
Less treasury stock, at cost, 125,322 shares at October 31, 2010 and January 31, 2010	(1,353,247)	(1,353,247)
Additional paid-in capital	50,202,520	49,622,632
Retained earnings	25,096,402	25,221,050
Other comprehensive income (loss)	224,686	(1,122,293)
Total stockholders' equity	74,226,038	72,423,789
Total liabilities and stockholders’ equity	$95,198,319	$90,020,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	October 31,		October 31,
	2010	2009	2010	2009

Net sales	$26,293,150	$22,285,254	$76,207,265	$69,309,908
Cost of goods sold	19,105,978	16,629,456	54,344,519	51,406,802
Gross profit	7,187,172	5,655,798	21,862,746	17,903,106
Operating expenses	6,360,823	5,468,067	19,905,621	16,823,378
Operating profit	826,349	187,731	1,957,125	1,079,728
VAT tax charge Brazil	—	—	(1,583,247)	—
Interest and other income, net	15,602	6,260	50,605	60,512
Interest expense	(77,362)	(571,537)	(255,635)	(991,786)
Income (loss) before income taxes	764,589	(377,546)	168,848	148,454
Provision (benefit) for income taxes	115,737	(187,377)	293,496	233,437
Net income (loss)	$648,852	$(190,169)	$(124,648)	$(84,983)
Net income (loss) per common share:
Basic	$.12	$(.03)	$(.02)	$(.02)
Diluted	$.12	$(.03)	$(.02)	$(.02)
Weighted average common shares outstanding:
Basic	5,440,520	5,438,400	5,440,396	5,420,244
Diluted	5,546,389	5,458,777	5,513,939	5,440,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
Nine months ended October 31, 2010

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance January 31, 2010	5,564,732	$55,647	(125,322)	$(1,353,247)	$49,622,632	$25,221,050	$(1,122,293)	$72,423,789
Net loss	—	—	—	—	—	(124,648)	—	(124,648)
Other Comprehensive Income	—	—	—	—	—	—	1,346,979	1,346,979

Stock-Based Compensation:
Restricted Stock	—	—	—	—	591,751	—	—	591,751
Shares issued from Restricted Stock Plan	2,920	30	—	—	(30)	—	—	—
Return of shares in lieu of payroll tax withholding	—	—	—	—	(11,833)	—	—	(11,833)
Balance October 31, 2010	5,567,652	$55,677	(125,322)	$(1,353,247)	$50,202,520	$25,096,402	$224,686	$74,226,038
Total Comprehensive Income:
Net loss								$(124,648)
Foreign Exchange Translation Adjustments:
Qualytextil, SA, Brazil							$1,333,788
Canada Real Estate							2,892
UK							(73,660)
China							59,990
Canada operating							23,969	1,346,979
Total Comprehensive income								$1,222,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	October 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(124,648)	$(84,983)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	591,751	177,092
Provision for doubtful accounts	(6,509)	(72,658)
Provision for inventory obsolescence	260,614	121,023
Depreciation and amortization	1,478,761	1,265,310
Deferred income tax	3,097,081	712,443
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,579,408)	(2,789,603)
(Increase) decrease in inventories	(465,172)	12,839,967
Increase in other assets	(2,719,667)	(1,722,989)
Increase in accounts payable, accrued expenses and other liabilities	4,785,544	2,555,350
Net cash provided by operating activities	5,318,347	13,000,952
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,235,789)	(1,068,006)
Net cash used in investing activities	(1,235,789)	(1,068,006)
Cash Flows from Financing Activities:
Purchases of stock under stock repurchase program	—	(97,788)
Director options granted at fair market value	—	47,068
Proceeds from exercise of director stock options	—	23,562
Shares issued under Restricted Stock Program	—	133,733
Net payments under loan agreements	(3,720,830)	(9,948,019)
Increase in VAT taxes payable long term	—	—
Net cash (used in) financing activities	(3,720,830)	(9,841,444)
Net increase in cash	361,728	2,091,502
Cash and cash equivalents at beginning of period	5,093,380	2,755,441
Cash and cash equivalents at end of period	$5,455,108	$4,846,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Business
Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation, organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is the United States. No customer accounted for more than 10% of net sales during the nine-month periods ended October 31, 2010 and 2009.

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

The results of operations for the nine-month period ended October 31, 2010 is not necessarily indicative of the results to be expected for the full year.

3.      Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4.      Inventories
Inventories consist of the following:
	October 31, 2010	January 31, 2010

Raw materials	$16,588,388	$18,727,993
Work-in-process	3,171,773	2,444,693
Finished goods	19,020,287	17,403,204
	$38,780,448	$38,575,890

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

The following table sets forth the computation of basic and diluted earnings per share at October 31, 2010 and 2009.
	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Numerator
Net Income (Loss)	$648,852	$(190,169)	$(124,648)	$(84,983)
Denominator
Denominator for basic earnings per share
(Weighted-average shares which reflect 125,322 weighted average common shares in the treasury as a result of the stock repurchase program for the quarter ended October 31, 2010 and 2009, and 125,322 and 122,547 for the nine months ended October 31, 2010 and 2009, respectively)	5,440,520	5,438,400	5,440,396	5,420,244
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	105,869	20,377	73,543	20,240

Denominator for diluted earnings per share	5,546,389	5,458,777	5,513,939	5,440,484
(adjusted weighted average shares)
Basic earnings (loss) per share	$0.12	$(0.03)	$(0.02)	$(0.02)
Diluted earnings (loss) per share	$0.12	$(0.03)	$(0.02)	$(0.02)

6.      Revolving Credit Facility and Subsequent Event
At October 31, 2010, the balance outstanding under our one-year revolving credit facility amounted to    $5.9 million. In January 2010, the Company entered into a new one-year $23.5 million revolving credit facility with TD Bank, N.A. The credit facility contains financial covenants, including, but not limited to, fixed charge ratio, funded debt to EBIDTA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at October 31, 2010. The weighted average interest rate for the nine-month period ended October 31, 2010 was 1.90%.

On November 30, 2010, TD Bank, N.A. agreed to extend the maturity date to January 14, 2013, and raised the limit on stock buybacks to $2 million. No other terms have changed. Accordingly, the borrowing outstanding at October 31, 2010 has been reclassified as a long-term liability.

7.      Major Supplier
We did not purchase more than 10% of our raw materials from any one supplier during the nine-month period ended October 31, 2010. In the past, we purchased approximately 75% of our raw material from one supplier. We carried higher inventory levels throughout FY10 and limited our material purchases through Q2 of FY11. We now purchase mainly finished goods from this supplier. We expect this relationship to continue on this new basis for the foreseeable future. If required, similar raw materials could be purchased from other sources; however, our competitive position in the marketplace could be adversely affected.

8.      Employee Stock Compensation
The Company’s Director’s Plan permits the grant of share options and shares to its Directors for up to 60,000 shares of common stock as stock compensation.  All stock options under this Plan are granted at the fair market value of the common stock at the grant date.  This date is fixed only once a year upon a Board Member’s re-election to the Board at the Annual Shareholders’ meeting, which is the third Wednesday in June pursuant to the Director’s Plan and our Company By-Laws.  Director’s stock options vest ratably over a six-month period and generally expire six years from the grant date.

The following table represents our stock options granted, exercised and forfeited during the first nine months of fiscal 2011.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2010	24,300	$12.11	2.34 years	$11,200
Outstanding at October 31, 2010	24,300	$12.11	1.59 years	$21,990
Exercisable at October 31, 2010	24,300	$12.11	1.59 years	$21,990

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

Under the 2009 Equity Incentive Plan, the Company has granted up to a maximum of 215,321 restricted stock awards as of October 31, 2010. All of these restricted stock awards are nonvested at October 31, 2010 (156,253 shares at “baseline”) and have a weighted average grant date fair value of $8.02. Under the 2006 Equity Incentive Plan, there are also outstanding as of October 31, 2010 unvested grants of 2,558 shares under the stock purchase match program and 16,479 shares under the bonus in stock program. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of October 31, 2010, unrecognized stock based compensation expense related to restricted stock awards totaled $1,161,514, consisting of $10,894 remaining under the 2006 Equity Incentive Plan and $1,150,620 under the 2009 Equity Incentive Plan, before income taxes, based on the maximum performance award level, less what has been charged to expense on a cumulative basis through October 31, 2010, which has been set at baseline.  The cost of these nonvested awards is expected to be recognized over a weighted-average period of three years.  The board has estimated its current performance level to be at the baseline level, and expenses have been recorded accordingly.  The performance based awards are not considered stock equivalents for EPS purposes.

Stock-Based Compensation

The Company recognized total stock based compensation costs of $591,751 and $177,092 for the nine months ended October 31, 2010 and 2009, respectively, of which $43,257 and $133,372 result from the 2006 Equity Incentive Plan and $548,494 and $0 result from the 2009 Equity Incentive Plan for the nine months ended October 31, 2010 and 2009, respectively, and $0 and $43,720, respectively, from the Director Option Plan.  These amounts are reflected in selling, general and administrative expenses.  The total income tax benefit recognized for stock based compensation arrangements was $213,031 and $63,753 for the nine months ended October 31, 2010 and 2009, respectively.

Effective July 31, 2010, the Company’s Board of Directors elected to change the expected performance level to baseline for the Company’s 2009 Equity Incentive Plan. This resulted in a cumulative charge of $457,000 ($292,000 net of taxes) or $0.05 per share in Q2.

9.      Manufacturing Segment Data

Domestic and international sales are as follows in millions of dollars:

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2010		2009		2010		2009
Domestic	$16.5	63%	$13.6	61%	$45.8	60%	$45.3	65%
International	9.8	37%	8.7	39%	30.4	40%	24.0	35%
Total	$26.3	100%	$22.3	100%	$76.2	100%	$69.3	100%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Decatur, Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products), Celaya, Mexico (primarily disposable, glove and chemical suit production) and St. Joseph, Missouri and Sinking Springs, Pennsylvania (primarily woven products production). We also maintain manufacturing facilities in China (primarily disposable and chemical suit production) and a glove manufacturing facility in New Delhi, India. We have a manufacturing facility in Salvador, Bahia, Brazil. Our China facilities, along with facilities in Mexico, Brazil, India and our Decatur, Alabama facility, produce the majority of the Company’s products. The accounting policies of these operating entities are the same as those described in Note 1 to our  Annual Report on Form 10-K for the year ended January 31, 2010. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in U.S., Brazil, Canada, Europe, Chile, Argentina, India, China and Russia, which sell and distribute products shipped from the U.S., Brazil, Mexico, China or India. The table below represents information about reported manufacturing segments for the nine-month periods noted therein:

	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, (in millions of dollars)

	2010	2009	2010	2009
Net Sales:
North America and other foreign	$20.16	$17.66	$59.09	$56.79
Brazil	3.11	3.38	8.96	9.21
China	9.12	4.55	24.10	13.95
India	.61	.20	1.51	.55
Less intersegment sales	(6.71)	(3.50)	(17.45)	(11.19)
Consolidated sales	$26.29	$22.29	$76.21	$69.31
Operating Profit:
North America and other foreign	$.15	$(.20)	$.16	$(.16)
Brazil	.08	(.12)	(.07)	(.18)
China	1.37	.55	3.25	2.0
India	(.07)	(.22)	(.44)	(.68)
Less intersegment profit	(.70)	.18	(.94)	.1
Consolidated operating profit	$.83	$.19	$1.96	$1.08
Identifiable Assets (at Balance Sheet date):
North America and other foreign	—	—	$49.68	$57.57
Brazil	—	—	22.75	19.98
China	—	—	18.14	14.47
India	—	—	4.63	3.95
Consolidated assets	—	—	$95.20	$95.97
Depreciation and Amortization Expense:
North America and other foreign	$.22	$.20	$.66	$.61
Brazil	.08	.05	.25	.10
China	.06	.08	.24	.24
India	.11	.11	.33	.31
Consolidated depreciation expense	$.47	$.44	$1.48	$1.26

10.  Income Tax Audit/Change in Accounting Estimate

The Company adheres to the guidance issued by the Financial Accounting Standards Board (“FASB”) dealing with accounting for uncertainty in income taxes. This guidance prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under guidance, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recognizes the tax benefit from an uncertain tax position only if it’s more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

There was no activity in our unrecognized tax benefits, and the uncertain income tax liability at October 31, 2010 was $0.

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

Lakeland Protective Wear, Inc., our Canadian subsidiary, follows Canada tax regulatory framework recording its tax expense and tax deferred assets or liabilities. The Company has not been audited in the last five years by the Canada tax authority. As of this statement filing date, we believe the Company’s tax position is reasonably stated, and we do not anticipate future tax liability.

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

11. Related Party Transactions

In October 2005, as part of the acquisition of Mifflin Valley, Inc. (merged into Lakeland Industries, Inc. on September 1, 2006), the Company entered into a five-year lease with Michael Gallen (a former employee) to lease an 18,520 sq. ft. manufacturing facility in Shillington, Pennsylvania for $55,560 annually or a per square foot rental of $3.00 with an annual increase of 3.5%.  This amount was obtained prior to the acquisition from an independent appraisal of the fair market rental value per square foot.  This lease expired July 31, 2010 and has not been renewed. The Company’s operations have been moved to a nearby space owned by a third-party lessor. In addition, the Company, commencing January 1, 2006, is renting 12,000 sq. ft. of warehouse space in a second location in Pennsylvania from this former employee, on a month-by-month basis, for the monthly amount of $3,350 or $3.35 per square foot annually. This lease also was terminated, and all operations moved to the new facility mentioned above.  Mifflin Valley, Inc. utilizes the services of Gallen Insurance (an affiliate of Michael and Donna Gallen) to provide certain insurance in Pennsylvania.

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

In October 2009, QT received an audit notice from Bahia claiming the taxes paid to Recife/Pernambuco should have been paid to Bahia in the amount of R$4.8 million and assessed fines and interest of an additional R$5.9 million for a total of R$10.7 million (approximately US$2.6 million, $3.2 million and $5.8 million, respectively).

Previously, our attorney had advised us that it was likely we would prevail; however, there has been a recent adverse ruling in the Supreme Court of Brazil.

“Bahia has announced an amnesty for this tax whereby the taxes claimed were paid by the end of the month of May 2010, the interest and penalties were forgiven. According to fiscal regulation of Brazil, this amnesty payment will be partially recouped as credits against future taxes due. Since the amounts were paid as tax on the import of goods, Bahia will allow this amnesty payment to be recouped as credits against future taxes due.”

Of these claims, our attorney informs us that R$1.0 million (US$0.5 million) will be successfully defended based on lapse of statute of limitations and R$0.3 million (US$0.2 million) based on state auditor misunderstanding. A small amount of R$0.2 million (US$0.1 million) was paid by amnesty defended by another attorney. This amount is already included in the total amnesty program (R$3.5 million)         (US$1.9 million).

The total taxes paid into the amnesty program on May 31st was R$3.5 million.

Amounts from Preacquisition Period; Escrow

The asserted tax claims of R$4.8 million (R$10.7 million with penalty and interest) all relate to imports during the period 2004-2006, prior to the QT acquisition by the Company in May 2008. At the closing, there were several escrow funds established to protect Lakeland from contingencies as discussed herein. The available escrow funds have a current balance totaling R$2.8 million (US$1.5 million). One seller has released his escrow with a balance of R$1.0 million (US$0.55 million). Lakeland Industries, Inc. (Lakeland) has filed a claim against the remaining funds in escrow.

Future Accounting for Funds

Following payment into the amnesty program, the taxes will be partially recouped via credits against future taxes due. There is expected to be the following costs:

	(R$ millions)	(US$ millions )
1) Loss of “desenvolve”(a)	$1.5	$0.8
2) Interest costs	0.4	0.2
3) Legal fees	0.5	0.3
TOTAL	$2.4	$1.3

These costs will be assessed against the credits and should serve to recoup these costs or lost incentives back to QT Lakeland Industries, Inc. from the escrow but are considered opportunity costs or future costs and have not been charged to expense currently.

New VAT Claim for 2007/2009 Period

There is additional exposure for the periods:  2007-2009 in the amount of R$6.0 million (US$3.3 million). Of this amount, R$3.9 million (US$2.1 million) relates to the 2007/2008 period.

An audit for the 2007/2008 period has just been completed by the State of Bahia. In October 2010, the Company received a claim from the State of Bahia for taxes of R$6.2 million and fines and penalties of R$4.9 million, for a total of R$11.1 million, which had been expected per above. The Company intends to defend and wait for the next amnesty period.  Of these claims, our attorney informs us that R$0.48 million will be successfully defended based on state auditor misunderstanding.

 Company counsel advises the Company that in his opinion the next amnesty will come before the end of the judicial process. There has been a long history in Bahia of the state declaring such amnesty periods every two to three years going back 25 years. The litigation process begins as two separate administrative proceedings and, after a period of time, must be switched to a formal court judicial proceeding. At the commencement of the formal court proceedings, the Company will have to remit a “judicial deposit” covering the exposure from 2007/2008 in taxes of approximately R$3.9 million (US$2.1 million) plus assessed fines and interest bringing the judicial deposit needed to approximately R$7.3 million (US$4.1 million). Estimated time period to Judicial Court deposit is 1.5-2 years. This does not necessarily have to be all cash. The Court will accept a pledge of the real estate (approximately R$3 million) (US$1.6 million), and management believes it will be able to obtain a bank guaranty from Brazilian banks for up to R$5 million (US$2.7 million) for a relatively nominal fee of approximately 3% to 4% per year. Notice for audit for 2009 has not been received, and the Company intends to follow the same process related to that year.

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

At the next amnesty period:

•
If before judicial process - still administration proceeding - the Company would pay just the taxes with no penalty or interest. This would then be recouped via credits against future taxes on future imports. As before, the Company would lose desenvolve and interest.

•
If after judicial process commences - the amount of the judicial deposit previously remitted would be reclassified to the taxes at issue, and the excess submitted to cover fines and interest would be refunded to QT. As above, the taxes would be recouped via credits against future taxes on future imports but losing desenvolve and interest.

•
The desenvolve is scheduled to expire on February 2013 and will be partially phased out starting February 2011. Based on the anticipated timing of the next amnesty, there may be little amounts of lost desenvolve since it would largely expire on its own terms in any case.

Cash Commitments

As a result of the process described above, the Company expects to make or has made the following payments:

Date	Description	R$ Amount	US$ Amount
May 31, 2010	Payment into amnesty program	$3.5 million(1)	$1.9 million
November 2011	Judicial deposit	$10.2 million(2)	$5.5 million
November 2012	Convert Judicial deposit into amnesty program	$5.8 million(3)	$3.2 million
November 2012	Refund from excess judicial deposit	$(4.4) million	$(2.4) million
(1)Projected to be repaid in full via credits against future imports, by March 2011.
(2)Judicial deposit does not have to be all cash. Management believes Brazilian banks will provide several million Reals as a guaranty for the fee of 3%-4% per year.
(3)Projected to be repaid in full via credits against future imports, by September 2014.

Statement of Operations Treatment

There is a R$2.9 million (US$1.6 million) charge to expense as a result of this issue, determined as follows:

	Millions
	R$	US$
Total to be paid not available for credit:
Asserted claims	$1.4	$0.8
Unasserted claims	2.5	1.3
	3.9	2.1
Escrow funds released	(1.0)	(0.5)
Charge to expense	$2.9	$1.6
Escrow funds available:

Total escrow funds	$2.8	$1.6
Escrow released in May	(1.0)	(0.5)
Remaining funds in escrow	$1.8	$1.1

This new claim for 2007-2009 is in the amount of approximately $3.3 million. Lakeland intends to apply for amnesty and make any necessary payments upon the forthcoming amnesty periods imposed by the local Brazilian authorities. Of this $3.3 million exposure, $1.9 million is eligible for future credit. The              $1.3 million balance is subject to indemnification from the Seller, and the Company intends to pursue this claim, and $0.1 million our attorney informs us this is a mistake made by the state auditor which he believes will be successfully defended.

Possible Recourse Actions

The Company’s counsel has reviewed potential actions against sellers under indemnification proceedings, including possible claims on postacquisition exposure resulting from misrepresentations, and has begun arbitration proceedings against two of the selling shareholders.

The Company is also evaluating potential action for recourse against other parties involved in the original transactions.

When the Company receives the remaining funds from escrow, this will be recorded as a gain at such time. Any further indemnifications from the sellers and potential other parties will also be recorded as a gain at such time as received.

The Company has also asserted indemnification rights under its Share Purchase Agreement with the sellers and has other legal avenues for recoupment of these monies against both the Sellers and will in the future against negligent third parties. Such recoupment, if successful, will be reported as profits over future periods when and if collected.

Balance Sheet Treatment

In accordance with GAAP, the Company has reflected the above items on its balance sheet as follows:

		(R$ millions)	US$ millions
Current assets	Prepaid taxes	$2.1	$1.1
Noncurrent assets	Deferred taxes	$3.5	$1.9
Long-term liabilities	Taxes payable	$6.0	$3.3

14.	License Agreement with DuPont

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

Nonetheless, in certain instances where Lakeland makes customized garments not made by DuPont, DuPont will continue to sell Tyvek® and Tychem® fabrics to Lakeland. These new agreements are transition agreements until Lakeland sells the remainder of its Tyvek® and Tychem® raw material and finished goods inventories, estimated to be by this fiscal year-end. Thereafter, DuPont and Lakeland intend to sign a multi-year agreement which would be similar to the above arrangement with potential modifications between the parties based upon experience during this interim period.

15.	Stock-out Conditions, Backlog and Deferred Profits

The Company has been working to reduce or eliminate its inventory of Tyvek® and Tychem® in anticipation of the above-referenced License Agreement. Throughout much of the period ended October 31, 2010, the Company has experienced significant “stock-out” conditions until newly ordered finished goods arrive from DuPont. The Company’s backlog for domestic disposables is down to $3.4 million as of  October 31, 2010. The Company has always followed the practice of eliminating (deferring) any manufacturing profits on items sold to affiliated companies and still held in inventory. This amount has previously fluctuated within a range which has not been material. For the quarter ended October 31, 2010, due to the unusually high production levels in China due to the aforementioned backlog, a pretax profit amount of $694,074 ($0.10EPS) has been deferred since it is still in consolidated inventory. This profit will be recognized when the items are sold to third-parties.

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

Lakeland and the two terminated sellers unsuccessfully attempted to negotiate a settlement. The SPA provides for arbitration to settle disputes, and Lakeland has asserted further damages in such arbitration proceeding. There has been a charge of US$175,000 in Q2 and $50,000 in Q3 for the legal and professional fees incurred in this matter. Lakeland filed a formal request for arbitration on October 29, 2010. All future legal fees are contingency based upon the successful judgments by the Arbitration Panel.

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

Self-Insured Liabilities. We have a self-insurance program for certain employee health benefits. The cost of such benefits is recognized as expense based on claims filed in each reporting period and an estimate of claims incurred but not reported during such period. Our estimate of claims incurred but not reported is based upon historical trends. If more claims are made than were estimated or if the costs of actual claims increase beyond what was anticipated, reserves recorded may not be sufficient, and additional accruals may be required in future periods. We maintain separate insurance to cover the excess liability over set single claim amounts and aggregate annual claim amounts.

 Significant Balance Sheet Fluctuation October 31, 2010 As Compared to January 31, 2010
Cash increased by $0.4 million as borrowings under the revolving credit facility decreased by $3.7 million at October 31, 2010. Accounts receivable increased by $1.6 million.  Accounts payable increased by           $3.5 million mainly due to local vendors in China as we source domestically in China, accruals of sales rebates, larger payables in Brazil and resumption of purchases from DuPont.

As a result of the VAT tax issue in Brazil as disclosed herein, as of October 31, 2010, we have recorded additional current assets for prepaid taxes of US$1.1 million and noncurrent deferred taxes asset and long-term liability-VAT tax payable of US$3.3 million.

At October 31, 2010, the Company had an outstanding loan balance of $5.9 million under its facility with TD Bank, N.A. compared with $9.5 million at January 2010 which has been reclassified as a long-term liability at October 31, 2010. Total stockholders’ equity increased $1.8 million principally due to the net loss for the period of $(0.1) million offset by the changes in foreign exchange translations in other comprehensive income of $1.3 million and the equity compensation of $0.6 million.

Three Months Ended October 31, 2010 As Compared to the Three Months Ended October 31, 2009
Net Sales. Net sales increased $4.0 million, or 18%, to $26.3 million for the three months ended October 31, 2010, from $22.3 million for the three months ended October 31, 2009.  The net increase was due to an increase of $1.2 million in foreign sales, and $2.8 million in domestic sales. External sales from China increased by $2.3 million, or 129%, driven by sales to the new Australian distributor and domestic sales in China. Canadian sales increased by $0.1 million, or 9.9%, UK sales decreased by 2%, Chile sales decreased by $0.1 million, or 17%, in part resulting from the earthquake but, additionally, Argentina sales were subtracted from Chile as the Argentina sales and operations became a new subsidiary. U.S. domestic sales of disposables were up $1.4 million, chemical suit sales increased by $0.1 million, wovens increased by      $0.5 million, reflective sales were up $0.3 million and glove sales were flat. Sales in Brazil were down 8% mainly from lack of large bid sales in Q3 this year.

Gross Profit. Gross profit increased $1.5 million, or 27.1%, to $7.2 million for the three months ended October 31, 2010, from $5.7 million for the three months ended October 31, 2009. Gross profit as a percentage of net sales increased to 27.3% for the three months ended October 31, 2010, from 25.4% for the three months ended October 31, 2009. Major factors driving the changes in gross margins were:

☐
Disposables gross margin increased by $1.1 million this year compared with last year. This increase was mainly due to higher margins in Q3 resulting from lower fabric costs, the industry wide shortages prevailing and price increases.

☐	Brazil’s gross margin was 41.7% this year compared with 41.1% last year. This increase was largely due to the sales mix.
☐	Breakeven at the gross level from India in Q3 FY11.
☐	Chemical division gross margin increased 5.3 percentage points resulting from sales mix.
☐	Canada gross margin increased 4.8 percentage points due to higher volume and favorable exchange rates.
☐
Elimination of intercompany profit in inventory (deferral) reduced the Q3 gross profit by             $0.7 million $(.10 EPS) due to the unusually high production in China in Q3, which is mostly in transit at October 31 or included in inventory. This profit will be recognized when sold to third parties.

Operating Expenses. Operating expenses increased $0.9 million, or 16.3%, to $6.4 million for the three months ended October 31, 2010, from $5.5 million for the three months ended October 31, 2009.  As a percentage of sales, operating expenses decreased to 24.2% for the three months ended October 31, 2010 from 24.5% for the three months ended October 31, 2009.  The $0.9 million increase in operating expenses in the three months ended October 31, 2010 as compared to the three months ended October 31, 2009 was comprised of:

☐	$0.2 million increase in sales salaries resulting from increased sales personnel in Argentina, China and the U.S. wovens division.
☐	$0.2 million miscellaneous increases.
☐	$0.2 million increase in professional fees resulting from the terminations in Brazil and international tax planning.
☐
$0.2 million increase in freight out shipping costs, in part due to higher volume and the need for multiple shipments to fulfill one order as stock arrived in part due to use of air freight in some cases resulting from stock-out conditions.

☐	$0.1 million in increased sales commissions resulting from higher volume.
☐	$0.1 million increase in equity compensation resulting from the 2009 restricted stock plan treated at the baseline performance level.
☐
$0.1 million in increased operating costs in China were the result of the large increase in direct international sales made by China, now allocated to SG&A costs, previously allocated to cost of goods sold.

☐	$(0.2) million decrease in administrative payroll mainly resulting from earlier terminations in Canada and the U.S.

Operating Profit. Operating profit increased 340% to $0.8 million for the three months ended October 31, 2010 from $0.20 million for the three months ended October 31, 2009.  Operating margins were 3.1% for the three months ended October 31, 2010 compared to 0.8% for the three months ended October 31, 2009.

Interest Expenses.  Interest expenses decreased by $0.5 million for the three months ended October 31, 2010 as compared to the three months ended October 31, 2009 due to lower borrowing levels outstanding and lower rates, and the buyout of the interest rate swap in Q3 last year.

Income Tax Expense.  Income tax expenses consist of federal, state and foreign income taxes.  Income tax expenses increased $0.3 million, to $0.1 million for the three months ended October 31, 2010 from       $(0.2) million for the three months ended October 31, 2009.  Our effective tax rates were 15.1% for Q3 FY11 and 49.6% for the three months ended October 31, 2009, mainly resulting from losses in India in the prior year with no tax benefit. Our effective tax rate for Q3 FY11 was due to goodwill write-offs in Brazil and tax benefits from India resulting from  a “check the box” tax status in the U.S.

 Net Income.  Net income increased $0.8 to $0.6 million for the three months ended October 31, 2010 from $(0.2) million for the three months ended October 31, 2009. The increase in net income primarily resulted from higher volumes and higher margins resulting from relief from the stock-out conditions prevailing in Q2 FY11, offset by the elimination (deferral) of intercompany profits of $.10 EPS due to unusually high production in China mostly in transit as of October 31, 2010. This profit will be recognized when the product is sold to third parties.

Nine Months Ended October 31, 2010 As Compared to the Nine Months Ended October 31, 2009
Net Sales. Net sales increased $6.9 million, or 9.9%, to $76.2 million for the nine months ended October 31, 2010, from $69.3 million for the nine months ended October 31, 2009. The net increase was due to an increase of $6.4 million in foreign sales and an increase of $0.5 million in domestic sales. External sales from China increased by $5.6 million, or 80%, driven by sales to the new Australian distributor and domestic sales in China. Canadian sales increased by $0.8 million, or 19.6%, UK sales increased by $0.6 million, or 18.8%, Chile sales decreased by $0.6 million, or 38%, in part resulting from the earthquake, but Argentina sales were subtracted from Chile as the Argentina sales and operations became a new subsidiary, U.S, domestic sales of disposables increased by $0.3 million, chemical suit sales decreased by $0.8 million, wovens increased by $0.2 million, reflective sales were flat and glove sales increased by $0.9 million. Sales in Brazil were flat.

Gross Profit. Gross profit increased $4.0 million, or 22.1%, to $21.9 million for the nine months ended October 31, 2010, from $17.9 million for the nine months ended October 31, 2009. Gross profit as a percentage of net sales increased to 28.7% for the nine months ended October 31, 2010 from 25.8% for the nine months ended October 31, 2009. Major factors driving the changes in gross margins were:

☐
Disposables gross margin increased by 5.4 percentage points this year compared with last year. This increase was mainly due to higher margins in Q3 resulting from the lower fabric prices industry wide shortages prevailing.

☐	Brazil’s gross margin was 45.9% this year compared with 42.5% last year. This increase was largely due to the volume provided by a larger bid contract earlier this year.
☐	Continued gross losses of $0.2 million from India in FY11, although India managed to reach breakeven gross margins for Q3.
☐	Chemical division gross margin increased 0.2 percentage points resulting from lower volume and sales mix prevailing earlier in the year and more favorable conditions and mix in Q3.
☐	Canada gross margin increased 6.1 percentage points due to higher volume and favorable exchange rates.

Operating Expenses. Operating expenses increased $3.1 million, or 18.3%, to $19.9 million for the nine months ended October 31, 2010, from $16.8 million for the nine months ended October 31, 2009.  As a percentage of sales, operating expenses increased to 26.1% for the nine months ended October 31, 2010 from 24.3% for the nine months ended October 31, 2009.  The $3.1 million increase in operating expenses in the nine months ended October 31, 2010 as compared to the nine months ended October 31, 2009 was comprised of:

☐
$0.5 million in increased operating costs in China were the result of the large increase in direct international sales made by China, now allocated to SG&A costs, while previously allocated to cost of goods sold.

☐	$0.5 million increase in freight out shipping costs, due to higher volume and to stock-out conditions, and the need for multiple shipments to fulfill one order as stock arrived late from DuPont.
☐	$0.4 million increase in equity compensation resulting from the 2009 restricted stock plan treated at the baseline performance level and the resulting cumulative charge.

☐	$0.3 million increase in foreign exchange costs resulting from unhedged losses against the Euro in China. The Company has since commenced a hedging program for the Euro.
☐	$0.3 million increase in professional fees resulting from the terminations, commencement of arbitration in Brazil and international tax planning.
☐
$0.2 million increase in administrative payroll mainly resulting from $0.4 million severance pay from terminations in Canada and the U.S., offset by $0.2 million resulting in lower payroll costs for the partial year.

☐	$0.2 million increase in sales salaries resulting from increased sales personnel in Argentina, China and the U.S. wovens division.
☐	$0.2 million in increased sales commissions resulting from higher volume.
☐	$0.2 million miscellaneous increases.
☐	$0.1 million increase in advertising resulting in lower Co-op advertising rebates received from suppliers.
☐	$0.1 million increase in donations resulting from donations of inventory to Chile’s earthquake relief effort.
☐	$0.1 million increase in one-time increases in Delaware Franchise Taxes.

Operating Profit. Operating profit increased $0.9 million to $2.0 million for the nine months ended October 31, 2010 from $1.1 million for the nine months ended October 31, 2009.  Operating margins were 2.6% for the nine months ended October 31, 2010 compared to 1.6% for the nine months ended October 31, 2009.

Interest Expenses.  Interest expenses decreased by $0.7 million for the nine months ended October 31, 2010 as compared to the nine months ended October 31, 2009 due to lower borrowing levels outstanding and lower rates and the buyout of the interest rate swap in Q3 last year.

Income Tax Expense.  Income tax expenses consist of federal, state and foreign income taxes.  Income tax expenses increased $0.1 million to $0.3 million for the nine months ended October 31, 2010 from $0.2 million for the nine months ended October 31, 2009.  Our effective tax rates were not meaningful for this year or last year. Our effective tax rate for Q1FY10 was affected by a $350,000 allowance against deferred taxes resulting from the India restructuring, losses in India and UK with no tax benefit, tax benefits in Brazil resulting from government incentives and goodwill write-offs and credits to prior year’s taxes in the U.S. not previously recorded. Our effective tax rate for nine months FY11 was due to goodwill write-offs in Brazil and tax benefits from India resulting from a “check the box” tax status in the U.S and the $1.6 million charge for VAT tax expense in Brazil.

Net Income (Loss).  Net income decreased to a loss of $0.1 million for the nine months ended October 31, 2010 from a loss of $0.1 million for the nine months ended October 31, 2009. The decrease in net income primarily resulted from the $1.6 million charge for VAT tax expense in Brazil. Excluding the Brazilian VAT tax expense, the Company would have reported net income of $1.4 million in the nine months ended October 31, 2010, as compared to a loss of $0.1 million to the same period in fiscal 2010. The improved profitability before VAT tax expense reflects an increase in sales, increases in gross margins in disposables and a $350,000 allowance against deferred taxes in the prior year resulting from the India restructuring.

Liquidity and Capital Resources
Cash Flows. As of October 31, 2010, we had cash and cash equivalents of $5.5 million and working capital of $57.0 million. Cash and cash equivalents increased $0.4 million, and working capital increased $8.1 million from January 31, 2010. Our primary sources of funds for conducting our business activities have been cash flow provided by operations and borrowings under our credit facilities described below.  We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

Net cash provided by operating activities of $5.3 million for the nine months ended October 31, 2010 was due primarily to net loss from operations of $(0.1) million, an increase in inventories of $.5 million, an increase in accounts receivable of $1.6 million, and a decrease in deferred tax liability of $3.1 million and an increase in other assets of $(2.7) million, largely resulting from the Brazil VAT tax issues, offset by an increase in payables of $4.8 million. The increase in payables results mainly from local vendors in China as we source domestically in China, the resumption of purchases from DuPont, accruals of sales rebates and overall increases in Brazil. Net cash used in investing activities of $1.2 million in the nine months ended October 31, 2010 was due to purchases of property and equipment and plant expansion in Brazil and the building purchase in Decatur.

We currently have one credit facility, a $23.5 million revolving credit, of which $5.9 million of borrowings were outstanding as of October 31, 2010.  Our credit facility requires that we comply with specified financial covenants relating to fixed charge ratio, funded debt to EBIDTA coverage and inventory and accounts receivable collateral coverage ratios.  These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business.  Default under our credit facility would allow the lender to declare all amounts outstanding to be immediately due and payable.  Our lender has a security interest in substantially all of our assets to secure the debt under our credit facility.  As of October 31, 2010, we were in compliance with all covenants contained in our credit facility.

We believe that our current cash position of $5.5 million and our cash flow from operations, along with borrowing availability under our $23.5 million revolving credit facility, will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next       12 months.

Capital Expenditures. Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment and leasehold improvements. Our facilities in China are not encumbered by commercial bank mortgages and, thus, Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. Our capital expenditures are expected to be approximately $1.5 million for plant expansion in Brazil and capital equipment, primarily computer equipment and apparel manufacturing equipment in fiscal 2012.

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

Item 4. Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2010. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2010 for the reasons discussed below, to ensure them that information relating to the Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of October 31, 2010.

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

Changes in Internal Control over Financial Reporting

Lakeland Industries, Inc.’s management, with the participation of Lakeland Industries, Inc.’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the third quarter of fiscal 2011.  Based on that evaluation, management concluded that there have not been changes in Lakeland Industries, Inc.’s internal control over financial reporting during the third quarter of 2011 that have materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting.

PART II           OTHER INFORMATION

Items 1, 2, 3, and 5 are not applicable.

Item 6.  Exhibits

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

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: December 13, 2010	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President,
Secretary and General Counsel
(Principal Executive Officer and Authorized Signatory)

Date: December 13, 2010	/s/ Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)