Form 10-K
period 2011-01-31
LAKELAND INDUSTRIES INC
filed 2011-04-07
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2011
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
Yes ☒    No☐
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act)
Yes ☐   No ☒
As of July 31, 2010, the aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant was $38,911,451 based on the closing price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 5, 2011
Common Stock, $0.01 par value per share	5,217,577

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Stockholders for the Fiscal Year Ended January 31, 2011 (Annual Report)	Parts [I, II and IV]

Portions of the proxy statement for the annual meeting of stockholders to be held on June 15, 2011 are incorporated by reference into Part III.

LAKELAND INDUSTRIES, INC.

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

ITEM 1.  BUSINESS
Overview

We manufacture and sell internationally and domestically a comprehensive line of safety garments and accessories for the industrial protective clothing market. Our products are sold by our in-house customer service group, our regional sales managers and independent sales representatives to a network of over 1,000 safety and mill supply distributors in the United States. These distributors in turn supply end user industrial customers, such as integrated oil, chemical/petrochemical, utilities, automobile, steel, glass, construction, smelting, munition plants, janitorial, pharmaceutical, mortuaries and high technology electronics manufacturers, as well as scientific and medical laboratories. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. However, internationally sales are to a mixture of end users directly and industrial distributors depending on the particular country market. Sales are made to some 30 foreign countries, but our sales are primarily in Brazil, China, European Community, Canada, Southeast Asia, Australia, Chile and Argentina. In FY11, we had net sales of $101.2 million. Our net sales attributable to customers outside the United States were $41.0 million and $32.6 million for FY11 and FY10, respectively.

Our major product categories and their applications are described below:

Limited Use/Disposable Protective Clothing.   We manufacture a complete line of limited use/disposable protective garments offered in coveralls, lab coats, shirts, pants, hoods, aprons, sleeves and smocks. These garments are made from several nonwoven fabrics, primarily our premium lines of Tyvek® and TyChem® (both DuPont manufactured fabrics) and also our proprietary fabrics Micromax®, Micromax NS, HBF, SafeGard® SMS, Pyrolon XT®, Plus 2, RyTex®, Zonegard and ChemMax® 1 and 2 are manufactured pursuant to customer orders. These garments provide protection from low-risk contaminants or irritants, such as chemicals, pesticides, fertilizers, paint, grease and dust, and from limited exposure to hazardous waste and toxic chemicals, including acids, asbestos, lead and hydro-carbons (or PCBs) that pose health risks after exposure for long periods of time. Additional applications include protection from viruses and bacteria, such as AIDS, streptococcus, SARS and hepatitis, at international hospitals, clinics and emergency rescue sites and use in clean room environments to prevent human contamination in the manufacturing processes. This is our largest product line.

High-End Chemical Protective Suits.   We manufacture heavy duty chemical suits made from premium TyChem® SL, TK, BR and F, which are DuPont fabrics and our Pyrolon® CRFR and ChemMax® 3, 4 and Interceptor product lines. These suits are worn by individuals on hazardous material teams to provide protection from powerful, highly concentrated and hazardous or potentially lethal chemical and biological toxins, such as toxic wastes at Super Fund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as sarin gas, anthrax or ricin), and hazardous chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities. These suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. Homeland Security measures and government funding of personal protective equipment for first responders to terrorist threats or attack have since September 11, 2001, resulted in increased demand for our high-end chemical suits, and we believe a reasonable demand for these suits will continue in the future as annual state and local Bioterrorism grants are spent.

Fire Fighting and Heat Protective Apparel.   We manufacture both domestically and internationally an extensive line of fire fighting and heat protective apparel for use by fire fighters and other individuals that work in extreme heat environments. Our fire fighting apparel is sold to local municipalities and industrial fire fighting teams. Our heat protective aluminized fire suits are manufactured from Nomex®, a fire and heat resistant material, and Kevlar®, a cut and heat resistant, high-strength, lightweight, flexible and durable fibers  produced by DuPont and woven by Tencate, Springs and other fabric manufacturers. This apparel is also used for maintenance of extreme high temperature equipment, such as coke ovens, kilns, glass furnaces, refinery installations and smelting plants, as well as for military and airport crash and rescue teams.

Reusable Woven Garments. We manufacture a line of reusable and washable woven garments that complement our fire fighting and heat protective apparel offerings and provide alternatives to our limited use/disposable protective clothing lines. Product lines include electrostatic dissipative apparel used in the pharmaceutical and automotive industries for control of static electricity in the manufacturing process, clean room apparel to prevent human contamination in the manufacturing processes, and flame resistant Nomex® and fire resistant (“FR”) cotton coveralls used in chemical and petroleum plants and for wild land fire fighting, and extrication suits for police and ambulance workers.

High Visibility Clothing. We manufacture a line of high visibility clothing. This line includes flame retardant and reflective garments for the Fire Industry, Nomex clothing for utilities and high visibility reflective outer wear for industrial uniforms and the State Department of Transportation.

Glove and Sleeves.   We manufacture gloves and arm guards from Kevlar® and Spectra® cut resistant fibers made by DuPont, Honeywell and similar yarns made by other manufacturers,  respectively, as well as engineered composite yarns of our Microgard antimicrobial yarns for food service markets. These gloves are used primarily in the automotive, glass, metal fabrication and food service industries to protect the wearer’s hands and arms from lacerations and heat without sacrificing manual dexterity or comfort. We also manufacture nitrile and other dipped gloves in India which are sold internationally.

We maintain manufacturing facilities in Decatur, Alabama; Jerez, Mexico; Salvador Bahia, Brazil; AnQui City, China; Jiaozhou, China; New Delhi, India; Sinking Spring, Pennsylvania and St. Joseph, Missouri, where our products are designed, manufactured and sold. We also have relationships with sewing subcontractors in Mexico, Argentina, Brazil and China, which we can utilize for unexpected production surges. Our China, Mexico and India facilities allow us to take advantage of favorable labor and component costs, thereby increasing our profit margins on products manufactured in these facilities. Our China and Mexico facilities are designed for the manufacture of primarily limited use/disposable protective clothing as well as our high-end chemical protective suits. However, they have recently installed capabilities to manufacture all our products except chemically resistant dipped gloves, which are made solely in our India facility. We should significantly improve our profit margins in these product lines by shifting production to our international facilities, and we continue to expand our international manufacturing capabilities to include our gloves and reusable woven and fire protective apparel product lines.

Industry Overview

The industrial work clothing market includes our limited use/disposable protective or safety clothing, our high-end chemical protective suits, our fire fighting and heat protective apparel, gloves and our reusable woven garments.

The industrial protective safety clothing market in the United States has evolved over the past 40 years as a result of governmental regulations and requirements and commercial product development. In 1970, Congress enacted the Occupational Safety and Health Act, or OSHA, which requires employers to supply protective clothing in certain work environments.  Almost two million workers in the U.S. are subject to OSHA standards today. Certain states have also enacted worker safety laws that further supplement OSHA standards and requirements.

The advent of OSHA coincided with DuPont’s development of Tyvek® which, for the first time, allowed for the economical production of lightweight, disposable protective clothing. The attraction of disposable garments grew in the late 1970s as a result of increases in labor and material costs of producing cloth garments and the promulgation of federal, state and local safety regulations. Also, foreign countries are beginning to adopt and imitate OSHA regulations, American (ANSI) and European (CE) standards. Thus, these developing international markets are growing much more rapidly than the U.S. markets where these regulations and standards have been in effect for over 40 years.

Additionally, in response to the terrorist attacks that took place on September 11, 2001, in the U.S., the federal government has provided for additional protective equipment funding through programs that are part of the Homeland Security initiative.

Since 2001, federal and state purchasing of industrial protective clothing and federal grants to fire departments have increased demand for industrial protective clothing to protect first responders against actual or threatened terrorist incidents. Specific events such as the anthrax letters incidents in 2001, the 2002 U.S. Winter Olympics, the SARS epidemic in 2003, the ricin letter incidents in 2004, the spread of Avian Flu and Hurricane Katrina in 2006 have also resulted in increased peak demand for our products. In FY10, FY11 and FY12, the Department of Homeland Security (DHS) budgeted more than two billion dollars a year to six various grant programs that allow states and cities to fund response capabilities through planning, organization, equipment (including the chemical protective suits we sell) and training and exercise activities. In FY12, these include the “State Homeland Security Grant Program”($1,000,000,000), “Operation Stonegarden” ($50,000,000),  “Citizen Corps” ($13,000,000), “Emergency Mgmt Performance Grants” ($350,000,000), “Assistance to Firefighter Grants”($250,000,000) and “SAFER (Staffing for Adequate Fire and Emergency Response)  Grants” ($420,000,000). In addition to these, the Department of Homeland Security plans to spend $72,841,000 on Chemical Stockpile Emergency Preparedness Program (CSEPP) and $2, 439,000 on Chemical Defense Program (CDP) in FY 2012.

International and Domestic Standards

Standards development, within both the U.S. and global markets, continues to challenge manufacturers as the pace of change and adoption of new standards increase. Complex and changing international standards play to Lakeland’s strengths when compared to smaller manufacturers.

Globally, standards for lower levels of protection are also changing rapidly.  In 1996, the European Committee for Standardization (CEN) adopted a group of standards that collectively comprised the only standards available for chemical protective clothing for general industry.  Because these standards established performance requirements for a wide range of chemical protective clothing, these standards have been adopted by many countries and multinational corporations outside of the European Union (EU) as minimum requirements.  This is especially true in the Asian and Pacific markets where compliance with occupational health and safety standards is being driven by World Trade Organization (WTO) membership. In addition to CEN, ASTM International and the National Fire Protection Association (NFPA) are increasing the numbers of ‘Memorandums of Understanding” (MOUs) they have in place with foreign countries as they vie for relevance on the international stage.  Developing nations that want WTO membership must establish worker safety laws as the USA did in 1970 with its OSHA laws. This movement is driving demand for our products internationally, particularly in fast GDP growth countries such as China, Brazil, India and Russia.

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

With the recent publication of ANSI/ISEA 103 this year, there are now three standards that apply to chemical protective clothing for industrial applications globally.  There are a number of reasons why none of the three will ever achieve global dominance even among countries that aggressively seek to comply with WTO agreements on Technical Barriers to Trade (TBT).  This situation favors protective clothing suppliers that manufacture their own garments as they are in the best position to optimize the long certification times and expenses for manufacturing.  With manufacturing in multiple countries around the world and a uniquely consolidated international sales force, Lakeland Industries is well positioned to take advantage of this development in international standards.

Industry Consolidation

The industrial protective clothing industry in the U.S. remains highly fragmented and consists of a large number of small, closely-held family businesses. DuPont, Lakeland and Kimberly Clark are the dominant disposable industrial protective apparel manufacturers. Current economic conditions have brought a lull in consolidation activities at both the manufacturing and distribution levels.  Lakeland anticipates that this will be a temporary respite as stronger manufacturers and distributors will be in a better position to acquire smaller, heavily leveraged companies as the market begins to recover.   Smaller, financially distressed companies that cannot attract buyers will likely go out of business leaving their customers to the remaining companies.  In either case, the end result equates to continued consolidation.

As these safety distributors consolidate and grow, we believe they are looking to reduce the number of safety manufacturing vendors they deal with and support, while at the same time shifting the burden of end user selling to the manufacturer. This creates a significant capital availability issue for small safety manufacturers as end user selling is more expensive, per sales dollar, than selling to safety distributors. As a result, the manufacturing sector in this industry is also seeing follow-on consolidation. DuPont has acquired Marmac Manufacturing, Inc., Kappler, Inc., Cellucup, Melco, Mfg. and Regal Manufacturing since 1998 while, in the related safety product industries, Norcross Safety Products L.L.C. (Norcross) acquired Morning Pride, Ranger-Servus, Salisbury, North and Pro Warrington, and Christian Dalloz has acquired Bacou, USA which itself acquired Uvex Safety, Inc., Survivair, Howard Leight, Perfect Fit, Biosystems, Fenzy, Titmus, Optrel, OxBridge and Delta Protection. In spring of 2008, Honeywell then acquired Norcross and, in a separate transaction, 3M acquired Aaero Corporation. In 2010, 3M acquired Daily’s in the UK and in 2011 also acquired a portion of DuPont’s nonwoven operations, and further in 2010 Honeywell acquired Sperian, a multinational safety products company which was listed on the Paris Exchange.

We believe a larger industrial protective clothing manufacturer has competitive advantages over a smaller competitor including:

•	economies of scale when selling to end users, either through the use of a direct sales force or independent representation groups;

•	broader product offerings that facilitate cross-selling and bundling opportunities;

•	the ability to employ dedicated protective apparel training and selling teams;

•	the ability to offer volume and growth incentives to safety distributors; and

•	access to international sales.

We believe we have a substantial opportunity to pursue acquisitions in the industrial protective clothing industry, particularly because many smaller manufacturers share customers with us.

Business Strategy
Key elements of our strategy include:

•
Increase International Sales Opportunities. We intend to aggressively increase our penetration of the international markets for our product lines. Starting in FY07 and through FY08, we opened sales offices in Beijing, Shanghai, Chongqing, Guangzhou and Weifang, China; Santiago, Chile and Buenos Aires, Argentina and in FY11, we opened sales offices in Russia, India and Kazakhstan. Additionally sales in our older United Kingdom operation were flat in FY2010 but increased 24.9% in 2011 and 18% in 2009, 34.6% in FY08 and 46.6% in 2007. We expect our newer operations in Chile, China and India to ramp up sales on a similar basis to our UK operations.  We also acquired Qualytextil, a Brazilian manufacturer with FY08 sales of $10.0 million and revenue growth of $8.4 million for the nine months in FY09 in which we owned Qualytextil and a growth in the full year of FY10 of 18% (38.4% in Q4) and 2.4% in 2011. This strategy is driven by the fact that many Asian and South American countries have adopted legislation similar to the 1970 U.S. Occupational Health and Safety Act (OSHA) in order to facilitate their entry into the World Trade Organization (WTO) which has as a requisite for entry worker safety laws (like OSHA), social security, environmental and tax laws similar to that of the USA and Europe. These new worker safety laws have driven the demand for our products in these rapidly growing economies. The sales in Brazil in Q2 and Q3 of this year had no large bid sales, while Q4 this year and Q4 last year each had large bid sales.  A better measure of sales growth in Brazil would be Q4 this year which increased 14.2% over Q4 last year and 45.8% over Q3 this year.

•
Acquisitions. We believe that the protective clothing market is fragmented and presents the opportunity to acquire businesses that offer comparable products or specialty products that we do not offer. We intend to consider acquisitions that afford us economies of scale, enhanced opportunity for cross-selling, expanded product offerings and an increased market presence. We acquired a facility in New Delhi, India in November 2006 where we are producing Nitrile gloves.  We also acquired Mifflin Valley, Inc., a manufacturer of high visibility protective clothing in August 2005. We closed on our acquisition of Qualytextil, a Brazilian manufacturer of fire protective clothing in, May 2008. We continue to entertain other opportunities but with an eye to increase earnings.

•
Introduction of New Products. We continue our history of product development and innovation by introducing new proprietary products across all our product lines. Our innovations have included Micromax® disposable protective clothing line, our ChemMax® line of chemical protective clothing, our Despro® patented glove design, Microgard antimicrobial products for food service and our engineered composite glove products for high cut and abrasion protection, our Thermbar™ glove and sleeve products for heat protection, Grapolator™ sleeve lines for hand and arm cut protection and our Thermbar™ Mock Twist glove for hand and arm heat protection. We own 16 patents on fabrics and production machinery and have  two additional patents in application. We will continue to dedicate resources to research and development.

•
Decrease Manufacturing Expenses by Moving Production to International Facilities. We have additional opportunities to take advantage of our low cost production capabilities in China, India, Mexico and Brazil. Beginning in 1995, we successfully moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to facilities in Mexico and China. Beginning January 1, 2005, pursuant to the United States World Trade Organization Treaty with China and the North American Free Trade Agreement (“NAFTA”), the reduction in quota requirements and tariffs imposed by the U.S. and Canada on textiles goods, such as our reusable woven garments, have made it more cost effective to move production for some of these product lines to our assembly facilities in China and Mexico. We completed this process in FY08. As a result, we expect to see profit margin improvements for these product lines, which will allow us to compete more effectively as quota restrictions on China were removed as of January 1, 2009, and tariffs lowered.  Additionally,

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

•
Increase Sales to the First Responder Market. Our high-end chemical protective suits meet all of the regulatory standards and requirements and are particularly well qualified to provide protection to first responders to chemical or biological attacks. For example, our products have been used for response to recent threats such as the 2001 anthrax letters, the 2003 SARS epidemic, the 2004 ricin letters and the 2006 Avian Flu. A portion of appropriations for the Fire Act of 2002 and the Bio Terrorism Act of 2002 with continuing funding through 2011 are available for purchase of products for first responders that we manufacture, and we continue to aggressively target the Homeland Security market.

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

•
India.  In November 2006, we purchased three facilities comprising 47,408 square feet in New Delhi, India where we are producing nitrile gloves which are sold both domestically in India and internationally.  We have continued to enter the North American and European markets in calendar 2010 with a newly designed line of gloves, after a complete redesign and rebuild of the India machinery and equipment during FY08 and FY09.

•
Brazil. In May 2008, we acquired Qualytextil, S.A., a Brazilian manufacturer of fire protective clothing which opens up the tariff protected Mercosur markets of Brazil, Argentina, Uruguay, Paraguay and soon, by membership, Venezuela, for not only Qualytextil’s fire protective products, but also many of the products we make in the USA, China and Mexico.

•
International Sales Offices.  We have sales offices around the world to service various major markets, a greatly expanded Toronto, Canada facility that went on line in January 2008 for the Canadian market, an expanded Newport, United Kingdom office for the European Community that will go on line in late 2011 and new sales offices in Beijing, Weifang, Guangzhou, Chongqing and Shanghai, China covering China, Australia and Southeast Asia, and our recent additions in Santiago, Chile and Jerez, Mexico for the South American market. The Brazil acquisition in May 2008 provided the infrastructure for our strategy for South America. In FY10, we opened a sales office in Buenos Aires, Argentina as a spin off from our Chile operations.

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

•
Manufacturing Flexibility. By locating labor-intensive manufacturing processes, such as sewing in Brazil, Mexico, China and India, and by utilizing sewing subcontractors, we have the ability to increase production without substantial additional capital expenditures. Our manufacturing systems allow us flexibility for unexpected production surges and alternative capacity in the event any of our independent contractors become unavailable.

•
Experienced Management Team. We have an experienced management team. Our executive officers, other than the CFO, average greater than 20 years of experience in the industrial protective clothing market. The knowledge, relationships and reputation of our management team helps us maintain and build our customer base.

Products

The following table summarizes our principal product lines, the raw materials used to manufacture them, their applications and end markets:

Product Line	Raw Material	Protection Against	End Market
Limited use/disposable protective clothing
•     Tyvek® and laminates of Polyethylene, Spunlaced Polyester, SMS, Polypropylene, and Company Micromax®, Micromax NS®, Micromax M3P and HBF, ChemMax 1, ChemMax 2, Pyrolon®, and numerous other non-woven fabrics

•     Contaminants, irritants, metals, chemicals, fertilizers, pesticides, acids, asbestos, PCBs, lead, dioxin and many other hazardous chemicals
•     Viruses and bacteria (AIDS, streptococcus, SARS and hepatitis)
• Integrated oil • Chemical industries • Public utilities • Automotive and pharmaceutical industries • Government (terrorist response) • Laboratories • Janitorial

High-end chemical protective suits	• TyChem®QC • TyChem® SL • TyChem® TK • TyChem® F • TyChem® BR • ChemMax® 3 and 4 • Interceptor® • Pyrolon® CRFR • Other Lakeland patented co-polymer laminates	• Chemical spills • Toxic chemicals used in many varied manufacturing processes • Terrorist attacks, biological and chemical warfare (sarin, anthrax and ricin)	• Integrated oil, chemical and nuclear industries • Hazardous material teams • Fire departments (hazmat) • Government (first responders)

Fire fighting and heat protective apparel	• Nomex® • Aluminized Nomex® • Aluminized PBI/ Kevlar® • PBI Matrix and Gemini • Millenia XT® • Basofil® • Advance • Advance Ultra	• Fire, burns and excessive heat	• Municipal, corporate and volunteer fire departments • Wildland fire fighting • Hot equipment maintenance personnel and industrial fire departments • Oil well fires • Airport crash rescue

Glove and Sleeve
•     Kevlar® yarns
•     Kevlar® wrapped steel core yarns
•     Spectra® yarns
•     High Performance Polyethylene yarns (HPPE)
•     Composite engineered yarns
•     Nitrile, latex, natural rubber, neoprene, polyurethane compounds and mixtures thereof
		• Cuts, lacerations, heat, hazardous chemicals and dermatological irritants	• Integrated oil • Automotive, glass and metal fabrication industries • Chemical plants • Food processing • Electronic industries

Product Line	Raw Material	Protection Against	End Market
Reusable woven garments	• Staticsorb carbon thread with polyester • Cotton polyester blends • Cotton • Polyester • Tencate® FR cottons • Nomex®/FR Aramids • Nylon • Indura® Ultrasoft/FR cotton • Stedfast “BB” •	• Protects manufactured products from human contamination or static electrical charge • Bacteria, viruses and blood borne pathogens • Protection from flash fires	• General industrial applications • Household uses • Clean room environments • Emergency medical ambulance services • Chemical and oil refining • Medical and laboratory facilities

High Visibility Clothing
•     Reflective vests, jackets, coats, jumpsuits with reflective trim, “T”shirts, sweatshirts, raingear and 70E vest
•     Polyester mesh
•     Solid polyester
•     FR polyester mesh
•     FR solid polyester
•     Modacrylic
•     Modacrylic antistatic
▪     FR cotton
▪     Nomex
▪     FR trims

		• Lack of visibility • Heat, flame, sparks • Arc flash • Static buildup, explosive atmospheres • Fire, heat explosions	• Highway • Construction • Maintenance • Transportation • Airports • Police • Fire, EMS • Electric, coal and gas utilities • Extrication • Confined space rescue

Limited Use/Disposable Protective Clothing

We manufacture a complete line of limited use/disposable protective garments, including coveralls, laboratory coats, shirts, pants, hoods, aprons, sleeves, arm guards, caps and smocks. Limited use garments can also be coated or laminated to increase splash protection against harmful inorganic acids, bases and other hazardous liquid and dry chemicals. Limited use garments are made from several nonwoven fabrics, including our premium lines of Tyvek® and TyChem® QC (both DuPont fabrics which are the standard or benchmark from which all other fabrics are measured) and our own trademarked fabrics, such as Pyrolon® Plus 2, XT, Micromax®, Micromax NS, Safegard® “76”, Zonegard®, RyTex® ChemMax® 1 and 2, and TomTex®, which are made of spunlaced polyester, polypropylene and nano-polyethylene filaments, laminates, micropourous films and derivatives. We incorporate many seaming, heat sealing and taping techniques depending on the level of protection needed in the end use application.

Typical users of these garments include integrated oil/petrochemical refineries, chemical plants and related installations, automotive manufacturers, pharmaceutical companies, construction companies, coal, gas and oil power generation utilities and telephone utility companies, laboratories, mortuaries and governmental entities. Numerous smaller industries use these garments for specific safety applications unique to their businesses.  Additional applications include protection from viruses and bacteria, such as AIDS, streptococcus, SARS and hepatitis, at international hospitals, clinics and emergency rescue sites and use in clean room environments to prevent human contamination in the manufacturing processes.

Our limited use/disposable protective clothing products range in unit price from $.05 for shoe covers to approximately $15.00 for a TyChem® QC laminated hood and booted coverall. Our largest selling item, a standard white Tyvek® coverall, sells for approximately $2.50 to $3.75 per garment. By comparison, similar reusable cloth coveralls range in price from $40.00 to $90.00, exclusive of laundering, maintenance and shrinkage expenses.

We warehouse and sell our limited use/disposable garments primarily at our Decatur, Alabama and China manufacturing facilities and secondarily from warehouses in Toronto, Canada; Sao Paulo, Brazil; Hull, United Kingdom; Buenos Aires, Argentina; Santiago, Chile; Moscow, Russia; St. Joseph, Missouri; Las Vegas, Nevada and Sinking Spring, Pennsylvania. The fabric is cut and sewn into required patterns at our four Chinese and one Mexican plant and shipped to all our sales points around the world. Our assembly facilities in China and Mexico cut, sew and package the finished garments and return them primarily to our Decatur, Alabama plant, normally within one to ten weeks, for immediate shipment to our North American customers.

In FY11, there is no independent sewing contractor that accounts for more that 5% of our production of the limited use disposable garments. We believe that we can obtain adequate alternative production capacity should any of our independent contractors become unavailable.

High-End Chemical Protective Suits

We sell heavy-duty chemical suits made by DuPont, from DuPont’s premium and best in class TyChem®, SL, F, BR and TK fabrics and manufacture and sell protective apparel from our proprietary CRFR, ChemMax® 3, 4, Interceptor and other fabrics. These suits are worn by individuals on hazardous material teams and within general industry to provide protection from powerful, highly concentrated and hazardous or potentially lethal chemical and biological toxins, such as toxic wastes at Super Fund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as sarin, anthrax or ricin and mustard gas) and chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities. Our line of chemical suits range in cost from $14 per coverall to $1,192. The chemical suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. We have also introduced two garments approved by the National Fire Protection Agency (NFPA) for varying levels of protection:

•
TyChem® TK a multilayer film laminated to a durable nonwoven substrate. This garment offers the broadest temperature range for limited use garments of -94°F to 194°F. This garment is an encapsulating design and is available in National Fire Protection Agency 1991-2005 revision certified versions and meets the requirements of the flash fire option.

•
ChemMax® 3 a multilayer film laminated to a durable spunbonded substrate. This is a nonencapsulating garment and meets the requirements of NFPA 1992, 2005 Revision. In addition to NFPA certified ensembles, we also manufacture garments from our proprietary ChemMax® 1, ChemMax® 2 and ChemMax® 3 fabrics that are compliant with CE types 2, 3 and 4 for the international markets.

We manufacture chemical protective clothing at our facilities in Decatur, Alabama, Mexico and China. Using fabrics such as TyChem® SL, TyChem® TK, TyChem F, TyChem® BR, ChemMax® 1, ChemMax® 2,  ChemMax® 3,  ChemMax® 4 and Interceptor, we design, cut, glue and/or sew the materials to meet customer purchase orders.

We derive a percentage of our sales from the Department for Homeland Security. The federal government, through the Fire Act of 2002, began appropriating money as grants in 2003 to fire departments in the United States and its territories to fund the purchase of, among other things, personal protective equipment, including our fire fighting and heat protective apparel and high-end chemical protective suits. An additional $750 million was appropriated for 2004, $650 million for 2005, $648 million for 2006, $547 million for 2007, $560 million for 2008, $500 million for 2009, $780 million for 2010, $194.485 million for 2011 COPPS (Critical Operations Protection & Processing Support) and $610 million for 2012. The Bio Terrorism Preparedness and Response Act of 2002 included appropriations of $3.643 billion for Bioterrorism Preparedness and $1.641 billion for Bioterrorism Hospital Preparedness between 2002 and 2011.  Hospital Preparedness ($426 million for FY 2010) is where we expect to see future garment sales.

Fire Fighting and Heat Protective Apparel

We manufacture an extensive line of products to protect individuals who work in high heat environments. Our heat protective aluminized fire suit product lines include the following:

•	Kiln entry suit to protect kiln maintenance workers from extreme heat.
•	Proximity suits to give protection in high heat areas where exposure to hot liquids, steam or hot vapors is possible.
•	Approach suits to protect personnel engaged in maintenance, repair and operational tasks where temperatures do not exceed 200°F ambient, with a radiant heat exposure up to 2,000°F.

We manufacture fire fighter protective apparel for domestic and foreign fire departments. We developed the popular 32-inch coat high back bib style (Battalion) bunker gear. Crash rescue continues to be a major market for us, as we were one of the first manufacturers to supply military and civilian markets with airport fire fighting protection.

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

The products range in price from approximately $35.00 for a standard certified pant to $375.00 for a certified arc protective suit. Approximately 75% will be manufactured in our China facilities. Approximately 20% will be manufactured in our Mexico facilities, and approximately 5% will be manufactured in our St. Joseph, Missouri facility. The St. Joseph facility will also be utilized as a finishing location for garments that need to be altered.

Gloves and Sleeve Products

We manufacture and sell specially designed glove and sleeve protective products made from Kevlar®, a cut and heat resistant material produced by DuPont, Spectra®, a cut resistant fiber made by Allied Signal/Honeywell and our proprietary patented engineered yarns. We are one of only nine companies licensed in North America to sell 100% Kevlar® gloves, which are high strength, lightweight, flexible and durable. Kevlar® gloves offer a better overall level of protection and lower worker injury rates, and are more cost effective than traditional leather, canvas or coated work gloves. Kevlar® gloves, which can withstand temperatures of up to 400°F and are cut resistant enough to allow workers to safely handle sharp or jagged unfinished sheet metal, are used primarily in the automotive, glass and metal fabrication industries. Our higher end string knit gloves range in price from $37 to $240 for a dozen pair.

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

In FY11, we continued to combine the Indian made chemically resistant line of gloves in other lines to further broaden our new product offerings on a global basis. Further, this chemically resistant line of gloves fits well with our chemically resistant line of disposable and higher end chemical protective line of apparel, as many of the users of these suits also use these same gloves. To further enhance the hand protection product offering in FY11, a relationship began with a Chinese manufacturer of knit gloves with polymer (Nitrile, natural rubber, polyurethane) coatings. These new products further enhance Lakeland’s product offering in a segment of the market that is increasing quickly.

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

Additionally, we are currently working on a new line of FR and Non-FR garments that will be utilized in the Police/SWAT and Emergency Medical Technician areas.

Our product lines include the following:

•	Electrostatic dissipative apparel used primarily in the pharmaceutical and automotive industries.
•	Clean room apparel used in semiconductor manufacturing and pharmaceutical manufacturing to protect against human contamination.
•	Flame resistant Nomex®/FR Cotton coveralls/pants/jackets used in chemical and petroleum plants and for wildland firefighting.
•	Cotton and Polycotton coveralls, lab coats, pants and shirts.

Our reusable woven garments range in price from $30 to $150 per garment.  We manufacture and sell woven cloth garments at our facilities in China, Mexico and St. Joseph, Missouri. We are continuing to relocate highly repetitive sewing processes for our high volume, standard product lines, such as woven protective coveralls, and fire retardant coveralls to our facilities in China and Mexico where lower fabric and labor costs allow increased profit margins.

High Visibility Clothing

Lakeland Reflective manufactures and markets a comprehensive group of reflective apparel meeting the American National Standards Institute (ANSI) requirements as designated under standards 107-2004 and 207-2006. The line includes vests, T-shirts, sweatshirts, jackets, coats, raingear, jumpsuits, hats and gloves.

Fabrics available, including solid and mesh fluorescent, polyester, both standard and fire retardant (FR) treated, Modacrylic materials which meet ASTM 1560 Test method for standard 70 Electric Arc Protection, are part of our offering.  We recently introduced a breathable Modacrylic fabric. This fabric should have great appeal in states where very hot weather affects utility workers working outside during spring and summer (heat prostration).

In FY10, we released a new series of High Contrast Bomber Jackets, with a polyester shell that is waterproof, breathable and has a fire retardant (“FR”) treated fabric.  This product is intended to provide visibility to the Public Safety sector.  Public Safety as a market consists of Firemen, Police and Emergency Medical Services.  Such personnel also contend with hazards, such as hot objects and sparks.  Hence, the addition of the FR treatment makes this garment desirable in such working environments.

With the onset of Federal Legislation, 23CFR634, effective November 2008, all contractors and other groups, working on any highway which benefits from Federal Funds, will be required to wear class 2 or class 3 vests.  This legislation has greatly expanded the market for economically priced vests, which we manufacture in China.

Our domestic vest production occurs at Sinking Spring, Pennsylvania.  Much of the manufacturing at this facility is focused on custom vest requirements.  Many corporations and agencies, such as State Departments of Transportation, develop custom specifications which they feel are more efficient in meeting their specific needs versus an off-the-shelf product.  We also can import a significant amount of product from China to meet the demand for items in high volume commodity markets.

In addition to ANSI Reflective items, Lakeland Hi-Visibility manufactures Nomex and FR cotton garments which have reflective trim as a part of their design criteria. These garments typically are used in rescue operations, such as those encountered with a vehicular crash.  Garments in this group are not as price sensitive as those in the reflective categories.  Consequently they are made in our Sinking Spring, Pennsylvania facility where we can react to customized needs and offer quicker customer response.  Garments in this group can range in price from $200.00-$350.00.

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

Marketing and Sales

Domestically, we employ an in-house sales force of eight people and utilize 42 independent sales representatives. These employees and representatives call on over 1,200 safety and mill supply distributors nationwide and internationally in order to promote and provide product information for and sell our products. Distributors buy our products for resale and typically maintain inventory at the local level in order to assure quick response times and the ability to service their customers properly. Our sales employees and independent representatives have consistent communication with end users and decision makers at the distribution level, thereby allowing us valuable feedback on market perception of our products, as well as information about new developments in our industry. In FY11, there is no independent sewing contractor that accounts for more that 5% of our production of the limited use disposable garments. We believe that we can obtain adequate alternative production capacity should any of our independent contractors become unavailable.

We seek to maximize the efficiency of our established distribution network through direct promotion of our products at the end user level. We advertise primarily through trade publications, and our promotional activities include sales catalogs, mailings to end users, a nationwide publicity program and our Internet web site. We exhibit at both regional and national trade shows, such as the National Safety Congress and the American Society of Safety Engineers and A & A show in Dusseldorf, Germany. Internationally, we have added 11 “in-house” sales personnel bringing our international sales force to 47 salespeople (exclusive of managers and support personnel).  In the last year, sales personnel have been added in China, Europe, India, Russia and Brazil.  Expansion of our international sales force will continue in FY 2012 in our most promising markets as sales revenues increase to support the additional salaries. We also anticipate the addition of sales support personnel, technical sales and customer service in the coming year as sales volumes increase beyond the ability of existing sales staff to provide effective customer support.

Research and Development

We continue to evaluate and engineer new or innovative products. In the past five years, we have acquired or introduced 139 new products, the more prominent of which are the Micromax® line of disposable protective clothing; multiple new configured lines of fire retardant work coveralls and fire turn-out gear in Brazil, China and the USA; approximately 40 new lines of Hi-Visibility products; a SARS protective medical gown for Chinese hospital personnel; the Despro®, Grapolator™ and Microgard® antimicrobial cut protective glove and sleeve lines for food service; our patented Thermbar™ Mock Twist that provides heat protection for temperatures up to 600°F; 20 new lines of gloves and our new ChemMax® 1, 2, 3, 4, Interceptor and other fabrics for protection against intermediate chemical threats. We own 16 patents on various fabrics, patterns and production machinery. We plan to continue investing in research and development to improve protective apparel fabrics and the manufacturing equipment used to make apparel. Specifically, we plan to continue to develop new specially knit and coated gloves, woven gowns for industrial and laboratory uses, fire retardant cotton fabrics and protective nonwoven fabrics. During FY11 and FY10, we spent approximately $225,000 and $305,000, respectively, on research and development.

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

Suppliers and Materials

Our largest supplier is DuPont, from whom we purchase Tyvek®, TyChem®, Kevlar® and Nomex indirectly through weaving mills under North American trademark licensing agreements. Commencing in 1995, anticipating the expiration of certain patents on its proprietary materials, DuPont offered certain customers of these materials the opportunity to enter into one or two year trademark licensing agreements. In FY11, we purchased approximately 32.3% of the dollar value of our materials from DuPont, and Tyvek® constituted approximately 22.0% of our cost of goods sold and 30.9% of the dollar value of our raw material purchases.  Our Tyvek/TyChem/Kevlar® trademark licenses with DuPont have been in place since 1995 and the Nomex license since 2011. Prior to 1995, we bought Tyvek® and Kevlar from DuPont under informal branding agreements for 13 years.

We do not have long-term, formal trademark use agreements with any other suppliers of nonwoven fabric raw materials used by us in the production of our limited use/disposable protective clothing product lines. Materials such as polypropylene, polyethylene, polyvinyl chloride, spun laced polyester, melt blown polypropylene and their derivatives and laminates are available from 30 or more major mills. Flame retardant fabrics are also available from a number of both domestic and international mills. The accessories used in the production of our disposable garments, such as thread, boxes, snaps and elastics, are obtained from unaffiliated suppliers. We have not experienced difficulty in obtaining our requirements for these commodity component items.

We have not experienced difficulty in obtaining materials, including cotton, polyester and nylon, used in the production of reusable nonwovens and commodity gloves.  We obtain Spectra® yarn used in our super cut-resistant Dextra Guard gloves from Honeywell. We obtain Kevlar®, used in the production of our specialty safety gloves, from independent mills that purchase the fiber from DuPont.

Materials used in our fire and heat protective suits include glass fabric, aluminized glass, Nomex®, aluminized Nomex®, Kevlar®, aluminized Kevlar®, polybenzimidazole, as well as combinations utilizing neoprene coatings. Traditional chemical protective suits are made of Viton®, butyl rubber and polyvinyl chloride, all of which are available from multiple sources.  Advanced chemical protective suits are made from TyChem® SL, TK and BR fabrics, which we obtain from DuPont, and our own patented fabrics. We have not experienced difficulty obtaining any of these materials. Material, such as Nitrile Butadiene Rubber, Neoprene, Natural Rubber and Latex, used at our new India facilities are available from multiple sources.

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

Competition

Our business is highly competitive due to large competitors who have monopolistic positions in the fabrics that are standards in the industry in disposable and high end chemical suits. We believe that the barriers to entry in the reusable garments and gloves are relatively low. We face competition in some of our other product markets from large established companies that have greater financial, research and development, sales and technical resources. Where larger competitors, such as DuPont, Kimberly Clark, Ansell Edmont and Honeywell, offer products that are directly competitive with our products, particularly as part of an established line of products, there can be no assurance that we can successfully compete for sales and customers. Larger competitors outside of our Disposable and Chemical Suit Lines also may be able to benefit from economies of scale and technological innovation and may introduce new products that compete with our products.

Seasonality

Our operations have historically been seasonal, with higher sales generally occurring in February, March, April and May when scheduled maintenance on nuclear, coal, oil and gas fired utilities, chemical, petrochemical and smelting facilities, and other heavy industrial manufacturing plants occurs, primarily due to moderate spring temperatures and low energy demands. Sales decline during the warmer summer vacation months and gradually increase from Labor Day through February with slight declines during holidays such as Christmas. As a result of this seasonality in our sales, we have historically experienced a corresponding seasonality in our working capital, specifically inventories, with peak inventories occurring between December and May coinciding with lead times required to accommodate the spring maintenance schedules. We believe that by sustaining higher levels of inventory, we gain a competitive advantage in the marketplace. Certain of our large customers seek sole sourcing to avoid sourcing their requirements from multiple vendors whose prices, delivery times and quality standards differ.

In recent years, due to increased demand by first responders for our chemical suits and fire gear, our historical seasonal pattern has shifted. Governmental disbursements are dependent upon budgetary processes and grant administration processes that do not follow our traditional seasonal sales patterns. Due to the size and timing of these governmental orders, our net sales, results of operations, working capital requirements and cash flows can vary between different reporting periods. As a result, we expect to experience increased variability in net sales, net income, working capital requirements and cash flows on a quarterly basis. With our acquisition of the Brazilian facility and our exclusive supply agreement with Wesfarmers in Australia, this seasonality may decrease as the South America Mercosur markets and Australian, New Zealand and South African markets experience their high season during our slower summer months and their low season during our winter months, as they are below the equator with opposite seasons.

Patents and Trademarks

We own 16 patents and have two patents in the application and approval process with the U.S. Patent and Trademark Office. We own 28 Trademarks and have eight Trademarks in the application and approval process. Intellectual property rights that apply to our various products include patents, trade secrets, trademarks and to a lesser extent copyrights. We maintain an active program to protect our technology by ensuring respect for our intellectual property rights.

Employees

As of March 31, 2011, we had approximately 2,000 full time employees, 1,840, or 92%, of who were employed in our international facilities and 160, or 8%, of who were employed in our domestic facilities. An aggregate of 1,200 of our employees are members of unions. We are not currently a party to any collective bargaining agreements. We believe our employee relations to be excellent.  We presently have no contracts with these unions.

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

Although we have not in the past had any material costs or damages associated with environmental claims or compliance, and we do not currently anticipate any such costs or damages, we cannot assure you that we will not incur material costs or damages in the future as a result of the discovery of new facts or conditions, acquisition of new properties, the release of hazardous substances, a change in interpretation of existing environmental laws or the adoption of new environmental laws.

Available Information

We make available free of charge through our Internet website, www.lakeland.com  Investor Relations, all SEC filings, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed in accordance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our filings are also available to the public over the internet at the SEC’s website at http://www.sec.gov.  In addition, we provide paper copies of our SEC filings free of charge upon request.  Please contact the Corporate Secretary of the company at 631-981-9700 or by mail at our corporate address Lakeland Industries, Inc., 701-7 Koehler Avenue, Ronkonkoma, NY 11779.

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

Our business is dependent to a significant degree upon close relationships with vendors and our ability to purchase DuPont’s finished goods or other raw materials at competitive prices.  The loss of key vendor support, particularly support by DuPont for its Tyvek® and Tychem® products, could have a material adverse effect on our business, financial condition, results of operations and cash flows.  We do not have multi-year supply contracts with DuPont or any of our other finished goods or fabric suppliers.  In addition, DuPont also uses Tyvek® and TyChem® in its own products which compete directly with some of our products.  As a result, there can be no assurance that we will be able to acquire Tyvek®, TyChem® and other raw materials and components at competitive prices or on competitive terms in the future.  Such a change in our relationship with DuPont would adversely affect us financially. For example, certain materials that are high profile and in high demand may be allocated by vendors to their customers based upon the vendors’ internal criteria, which are beyond our control, in times of shortage.

In FY11, we purchased approximately 32.3% of the dollar value of our raw materials from DuPont, and Tyvek® constituted approximately 22.0% of our cost of goods sold.  Between 2006-2008 there were shortages in DuPont Nomex fabrics due to substantial military demand for the fabric in Iraq and Afghanistan. This reduced allocation limited our ability to meet demand for Nomex® products during those years.  Also, there can be no assurance that an adequate supply of Tyvek® or TyChem® will be available in the future.  Any shortage could adversely affect our ability to manufacture our products and, thus, reduce our net sales.

Other than DuPont’s Tyvek®, TyChem®, Kevlar® and Nomex® fabrics, all of which we have bought either directly or indirectly from DuPont since 1986, we generally use standard fabrics and components in our products.  We rely on nonaffiliated suppliers and manufacturers for the supply of these fabrics and components that are incorporated in our products.  If such suppliers or manufacturers experience financial, operational, manufacturing capacity or quality assurance difficulties, or if there is a disruption in our relationships, we will be required to locate alternative sources of supply.  We cannot assure you that we will be able to locate such alternative sources.  In addition, we do not have any long-term contracts with any of our suppliers for any of these components. Our inability to obtain sufficient quantities of these components, if and as required in the future, may result in:

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

Because most of our products are manufactured at our facilities located in China, Brazil, India and Mexico, our operations are subject to risk inherent in doing business internationally.  Such risks include the adverse effects on operations from war, international terrorism, civil disturbances, political instability, governmental activities and deprivation of contract and property rights.  In particular, since 1978, the Chinese government has been reforming its economic and political systems, and we expect this to continue.  Although we believe that these reforms have had a positive effect on the economic development of China and have improved our ability to successfully operate our facilities in China, we cannot assure you that these reforms will continue or that the Chinese government will not take actions that impair our operations or assets in China. In addition, periods of international unrest may impede our ability to manufacture goods in other countries, such as Mexico presently or India, and could have a material adverse effect on our business and results of operations.

Our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates.

Most of our assembly arrangements with our foreign-based subsidiaries or third-party suppliers require payment to be made in U.S. dollars.  These payments aggregated $26.0 million in FY11.  Any decrease in the value of the U.S. dollar in relation to foreign currencies could increase the cost of the services provided to us upon contract expirations or supply renegotiations.  There can be no assurance that we will be able to increase product prices to offset any such cost increases, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We are also exposed to foreign currency exchange rate risks as a result of our sales in foreign countries.  Our net sales to customers in South America, Canada, Asia and EEC were $40.1 million USD, in FY11. Our sales in these countries are usually denominated in the local currency.  If the value of the U.S. dollar increases relative to these local currencies, and we are unable to raise our prices proportionally, then our profit margins could decrease because of the exchange rate change.  Although our labor, some fabric and component costs in China are denominated in the Chinese Yuan, this currency has historically been largely pegged to the U.S. dollar, which has minimized our foreign currency exchange rate risk in China.  Recently, however, the Chinese Yuan has been allowed to float against the U.S. dollar and, therefore, we may be exposed to additional foreign currency exchange rate risk.  This risk will also increase as we continue to increase our sales in other foreign countries.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk.”

Rapid technological change could negatively affect sales of our products and our performance.

The rapid development of fabric technology continually affects our apparel applications and may directly impact the performance of our products.  For example, microporous film-based products have eroded the market share of Tyvek® in certain low end applications.  We cannot assure you that we will successfully maintain or improve the effectiveness of our existing products, nor can we assure you that we will successfully identify new opportunities or continue to have the needed financial resources to develop new fabric or apparel manufacturing techniques in a timely or cost-effective manner. In addition, products manufactured by others may render our products obsolete or noncompetitive.  If any of these events occur, our business, prospects, financial condition and operating results will be materially and adversely affected.

Acquisitions or future expansion could be unsuccessful.

We acquired Mifflin Valley, Inc., a Pennsylvania company, on August 1, 2005, and a portion of the assets of RFB Latex, an Indian company, in November 2006, and Qualytextil, S.A. in May 2008, which currently market high visibility clothing, chemically resistant gloves and fire protective clothing, respectively.  These three new lines should accelerate our growth in the personal protective equipment market.  These acquisitions involve various risks, including: difficulties in integrating these companies’ operations, technologies and products, the risk of diverting management’s attention from normal daily operations of the business; potential difficulties in completing projects associated with in-process research and development; risks of entering markets in which we have limited experience and where competitors in such markets have stronger market positions; initial dependence on unfamiliar supply chains; and insufficient revenues to offset increased expenses associated with these acquisitions.

In the future, we may seek to acquire additional selected safety products lines or safety-related businesses which will complement our existing products. Our ability to acquire these businesses is dependent upon many factors, including our management’s relationship with the owners of these businesses, many of which are small and closely held by individual stockholders.  In addition, we will be competing for acquisition and expansion opportunities with other companies, many of which have greater name recognition, marketing support and financial resources than us, which may result in fewer acquisition opportunities for us, as well as higher acquisition prices.  There can be no assurance that we will be able to identify, pursue or acquire any targeted business and, if acquired, there can be no assurance that we will be able to profitably manage additional businesses or successfully integrate acquired business into our company without substantial costs, delays and other operational or financial problems.

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

Our performance is substantially dependent on the continued services and performance of our senior management and certain other key personnel, including Christopher J. Ryan, our chief executive officer, president, general counsel and secretary, and Gary Pokrassa, our chief financial officer, who has over 40 years of financial and accounting experience. Our executive officers, other than CFO, have an average tenure with us of 11 years and an average of 20 years of experience in our industry.  The loss of services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations.  In addition, any future expansion of our business will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing, customer service and manufacturing personnel, and our inability to do so could have a material adverse effect on our business, financial condition and results of operations.

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

Three of our competitors, DuPont, Honeywell and Kimberly Clark, have substantially greater financial, marketing and sales resources than we do.  In addition, we believe that the barriers to entry in the reusable garments and gloves markets are relatively low.  We cannot assure you that our present competitors or competitors that choose to enter the marketplace in the future will not exert significant competitive pressures.  Such competition could have a material adverse effect on our net sales and results of operations.  For further discussion of the competition we face in our business, see “Business-Competition.”

Some of our sales are to foreign buyers, which exposes us to additional risks.

We derived approximately 40.5% of our net sales from customers located in foreign countries in FY11.  We intend to increase the amount of foreign sales we make in the future.  The additional risks of foreign sales include:

•	Potential adverse fluctuations in foreign currency exchange rates;

•	Higher credit risks;

•	Restrictive trade policies of foreign governments;

•	Currency nullification and weak banking institutions;

•	Changing economic conditions in local markets;

•	Political and economic instability in foreign markets; and

•	Changes in leadership of foreign governments.

Some or all of these risks may negatively impact our results of operations and financial condition.

Covenants in our credit facilities may restrict our financial and operating flexibility.

We currently have one credit facility:
•	A $23.5 million revolving credit facility which commenced January 2010, of which we had $11.6 million of borrowings outstanding as of January 31, 2011, expiring January 2013.

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

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from sales of equity or by borrowing money, to fund acquisitions for the future growth and development of our business or to fund our operations and inventory, particularly in the event of a market downturn.  Although we have the ability until January 14, 2012, to borrow additional sums under our $23.5 million revolving credit facility, this facility contains a borrowing base provision and financial covenants that may limit the amount we can borrow thereunder or from other sources.  We may not be able to replace or renew this credit facility upon its expiration on terms that are as favorable to us or at all.  In addition, a number of factors could affect our ability to access debt or equity financing, including;

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

A significant reduction in government funding for preparations for terrorist incidents could adversely affect our net sales.

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

As of January 31, 2011, our directors and executive officers beneficially owned approximately 21.22% of the outstanding shares of our common stock.  As a result of their ownership of common stock and their positions in our Company, our directors and executive officers are able to exert significant influence on our Company and on matters submitted to a vote by our stockholders.  In particular, as of January 31, 2011, Raymond J. Smith, our former chairman of the board who retired in February 2011, and Christopher J. Ryan, our chief executive officer, president, general counsel and secretary and a director, beneficially owned approximately 9.4% and 7.9% of our common stock, respectively.  The ownership interests of our directors and executive officers, including Messrs. Smith and Ryan, could have the effect of delaying or preventing a change of control of our Company that may be favored by our stockholders generally.

Provisions in our restated certificate of incorporation and by-laws and Delaware law could make a merger, tender offer or proxy contest difficult.

Our restated certificate of incorporation contains classified board provisions, authorized preferred stock that could be utilized to implement various “poison pill” defenses and a stockholder authorized, but as yet unused, Employee Stock Ownership Plan, all of which may have the effect of discouraging a takeover of Lakeland which is not approved by our board of directors.  Further, we are subject to the antitakeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the prescribed manner.  For a description of these provisions, see “Description of Capital Stock-Anti Takeover Provisions.”

If we fail to maintain proper and effective internal controls or are unable to remediate a material weakness in our internal controls, our ability to produce accurate and timely financial statements could be impaired, and investors’ views of us could be harmed.

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

Based upon an evaluation performed as of January 31, 2011, and throughout FY11, we have not identified any material weaknesses in our internal controls.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our owned and leased facilities are suitable for the operations we conduct in each of them. Each manufacturing facility is well maintained and capable of supporting higher levels of production. The table below sets forth certain information about our principal facilities.

Address	Estimated Square Feet	Annual Rent	Lease Expiration	Principal Activity

Lakeland Industries, Inc. Headquarters 701-7 Koehler Avenue Ronkonkoma, NY 11779	6,250	Owned	N/A	Administration Studio Sales

Lakeland Industries, Inc. 202 Pride Lane Decatur, AL 35603	91,788	Owned	N/A	Manufacturing Administration Engineering Warehousing

Lakeland Industries, Inc. 3420 Valley Ave. Decatur, AL 35603	49,500	Owned	N/A	Warehousing Administration

Lakeland Industries, Inc. 201 Pride Lane, SW Decatur, AL 35603	5,940	Owned	N/A	Sales Administration

Lakeland Protective Real Estate 59 Bury Court Brantford, ON N3S 0A9 Canada	22,092	Owned	N/A	Sales Administration Warehousing

Address	Estimated Square Feet	Annual Rent	Lease Expiration	Principal Activity

Weifang Lakeland Safety Products Co., Ltd. Plant #1 Xiao Shi Village AnQui City, Shandong Province PRC 262100	86,111	Owned(1)	N/A	Manufacturing Administration Engineering

Qing Dao Lakeland Protective Products Co., Ltd Yinghai Industrial Park Jiaozhou, Shandong Province PRC 266318	122,429	Owned(1)	N/A	Manufacturing Administration Warehousing

Lakeland Brazil, S.A. Rua do Luxemburgo, 260, Lotes 82/83, Condomicion Industrial Presidente Vargas, Pirajá Salvador, Bahia 41230-130 Brazil	25,209	Owned	N/A	Manufacturing Administration Engineering Warehousing

Lakeland Glove and Safety Apparel Private, Ltd. Plots 81, 50 and 24 Noida Special Economic Zone New Delhi, India	33,831	Owned (2)	N/A	Manufacturing Warehouse

Lakeland Industries, Inc. 1701 4th Avenue, SE Decatur, AL 35603	21,000	$24,000	06/31/11 6 month review	Warehouse Sales

Lakeland Industries, Inc. Woven Products Division 2401 SW Parkway St. Joseph, MO 64503	44,000	$96,000	07/31/12	Manufacturing Administration Warehousing

Lakeland Industries, Inc. 5 Dutch Court Sinking Spring, PA 19608	21,025	$86,202	10/14/13	Manufacturing Warehouse Sales

Lakeland Mexico Carretera a Santa Rita Calle Tomas Urbina #1 Jerez de Garcia, Salinas, Zacatecas Mexico	43,000	$132,000	03/31/13	Manufacturing Administration Warehousing

Lakeland Industries Europe Ltd. Unit 9/10 Park 2 Main Road Newport, East Yorkshire HU15 2RP United Kingdom	10,000	Approximately $81,000 (varies with exchange rates)		Warehouse Sales

Address	Estimated Square Feet	Annual Rent	Lease Expiration	Principal Activity

Weifang Lakeland Safety Products Co., Ltd. Plant #2 Xiao Shi Village AnQui City, Shandong Province PRC 262100	64,583	$80,000	08/01/12	Manufacturing Administration

Weifang Meiyang Protective Products Co., Ltd. Xiao Shi Village AnQui City, Shandong Province PRC 262100	11,296	$8,400	12/31/11	Manufacturing

Lakeland (Beijing) Safety Products Co., Ltd. Unit C412, Building C, Yeqing Plaza No. 9 Wangjing Beilu, Chaoyang District Beijing 100102 PRC	1,152	$17,988	06/30/11	Sales

Lakeland Brazil, S.A. Curtume Street, 708 Warehouse 10 Lapa de Baixo, Sao Paulo, Brazil	13,530	$124,699	10/31/13	Distribution Center Administration

Lakeland Brazil, S.A. Rui Barbosa Street, 2237-Store 09 Imbetiba, Macae, Rio de Janeiro, Brazil	1,259	$17,766	03/01/12	Store

Lakeland Glove and Safety Apparel Private, Ltd. Plot B-42, Sector 2 Noida, District-Gautam Budh Nagar India	2,100	$13,200	01/31/12	Sales

Lakeland Industries Inc., Agencia En Chile Los Algarrobos nº 2228 Comuna de Santiago Código Postal 8361401 Santiago, Chile	542	$18,768	03/01/12	Warehouse Sales

Art Prom, LLC Varashilova street 5/1, Ust-Kamnogorsk, Kazakhstan, 070002	54	$1,068	09/01/12	Office

Lakeland Argentina, SRL Centro Industrial y Commercial Florida Oeste, Avda. Gral. Roca #4250 Pciade Buenos Aires, Argentina	2,690	$34,500	08/18/12	Office

Lakeland (Hong Kong) Trading Co., Ltd. Unit 503 5/fl Silvercord Tower 2 30 Canton Road, Tsimshatsui, HK	N/A	N/A	N/A	Sales

(1)
We own the buildings in which we conduct the majority of our manufacturing operations in China and lease the land underlying the buildings from the Chinese government.  We have 35 years and 40 years remaining under the leases with respect to the AnQui City and Jiaozhou facilities, respectively.

(2)	The annual total leases for the underlying land on plots 24, 81 and 50 in India amounts to approximately $10,000 on the land leases expiring in 2024.

Our facilities in Decatur, Alabama; Jerez, Mexico; AnQui, China; Jiaozhou, China; St. Joseph, Missouri; Sinking Spring, Pennsylvania; New Delhi, India; and Salvador, Brazil contain equipment used for the design, development and manufacture and sale of our products.  Our operations in Brantford, Canada; Newport, United Kingdom; Rio de Janiero and Sao Paulo, Brazil; Beijing, China; Santiago, Chile; Tsimshatsui, Hong Kong; Moscow, Russia; and Ust-Kamenogorsk, Kazakhstan are primarily sales and warehousing operations receiving goods for resale from our manufacturing facilities around the world. We had $2.4 million and $2.4 million of net long-lived fixed assets located in China, $3.2 million and $2.8 million of net long-lived assets located in India and $1.8 million and $2.2 million of net long-lived assets located in Brazil as of January 31,  2010 and 2011, respectively.

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

	Price Range of Common Stock
	High	Low
Fiscal 2012
First Quarter (through April 5, 2011)	$9.40	$7.93

Fiscal 2011
First Quarter	$10.48	$7.65
Second Quarter	11.80	8.80
Third Quarter	10.40	8.72
Fourth Quarter	9.99	8.24

Fiscal 2010
First Quarter	$8.66	$5.03
Second Quarter	8.73	7.10
Third Quarter	9.17	7.32
Fourth Quarter	8.50	6.62

Holders

Holders of our Common Stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders.  No cumulative voting with respect to the election of directors is permitted by our Articles of Incorporation.  The Common Stock is not entitled to preemptive rights and is not subject to conversion or redemption.  Upon our liquidation, dissolution or winding-up, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding stock that may be issued in the future having prior rights on such distributions and payment of other claims of creditors.  Each share of Common Stock outstanding as of the date of this Annual Report is validly issued, fully paid and nonassessable.

On April 5, 2011, the last reported sale price of our common stock on the Nasdaq National Market was $8.98 per share. As of April 5, 2011, there were approximately 69 record holders of shares of our common stock.

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

Equity Compensation Plans

The following table sets forth certain information regarding Lakeland’s equity compensation plans as of January 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price per share of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)
Equity Compensation plans approved by security holders
Restricted stock grants - employees	137,123	$0	96,462
Restricted stock grants - directors	63,184	$0	12,496
Matching award program	2,338	$0	56,959
Bonus in stock program - employees	19,479	$0	35,175
Retainer in stock program - directors	0	$0	20,704
Total Restricted Stock Plans	222,124	$0	221,796

(1) At maximum levels

ITEM 6.   SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for our FY’s 2011, 2010, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K.

	Year Ended January 31,
	2011	2010	2009	2008	2007
	(in thousands, except share and per share data)
Income Statement Data:
Net sales	$101,236	$94,141	$102,268	$95,740	$100,171
Costs of goods sold	71,468	68,735	74,299	73,383	75,895
Gross profit	29,768	25,406	27,969	22,357	24,276

Operating expenses:
Selling and shipping	11,855	10,480	10,931	9,291	9,473
General and administrative	14,459	12,468	10,766	8,082	8,081
Total operating expenses(2)	26,314	22,948	21,697	17,373	17,554
Operating profit	3,454	2,458	6,272	4,984	6,722

Other income (expense):
Interest expense	(338)	(1,111)	(828)	(330)	(356)
Interest income	71	(3)	125	66	20
Gain on pension plan liquidation	—	—	—	—	353
Other income (expense)	(1,561)	92	494	145	191
Total other income (expense)	(1,828)	(1,022)	(209)	(119)	208
Income before income taxes	1,626	1,436	6,063	4,865	6,930

Income tax expenses	654	406	1,514	1,574	1,826

Net income	$972	$1,030	$4,549	$3,291	$5,104
Net income per common share (basic)(1)	$0.18	$0.19	$0.84	$0.60	$0.92
Net income per common share (diluted)(1)	$0.18	$0.19	$0.83	$0.59	$0.92
Weighted average common shares outstanding(1)
Basic	5,440,364	5,426,784	5,435,829	5,522,751	5,520,881
Diluted	5,520,541	5,458,472	5,475,104	5,542,245	5,527,618

Balance Sheet Data (at period end):
Current assets	$73,743	$64,827	$78,363	$70,269	$62,114
Total assets	101,376	90,020	101,615	84,623	74,198
Current liabilities	10,718	15,921	7,452	4,997	4,326
Long-term liabilities	16,491	1,675	25,852	10,753	3,813
Stockholders’ equity	74,167	72,424	68,311	68,873	66,059

(1) Adjusted for periods prior to August 1, 2006, to reflect our 10% stock dividends to stockholders of record as of July 31, 2002, July 31, 2003, April 30, 2005 and August 1, 2006.

(2) Most of the increase in operating expenses is due to the Brazil acquisition, which operates at a higher margin and higher operating cost.

Repurchase of Securities
We repurchased our Common Stock during FYE09, FYE10 andFYE11. The Company initiated a stock repurchase program on February 21, 2008, and has repurchased 125,322 shares as of April 14, 2010. The Company initiated a second stock repurchase program on December 7, 2010, and has repurchased 231,119 shares as of February 9, 2011.

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

Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the global industrial protective clothing markets. Our products are sold by our in-house sales force and independent sales representatives to a network of over 1,000 North American safety and mill supply distributors and end users and distributors internationally. These distributors in turn supply end user industrial customers, such as integrated oil, utilities, chemical/petrochemical, automobile, steel, glass, construction, smelting, janitorial, pharmaceutical and high technology electronics manufacturers, as well as international hospitals and laboratories. In addition, we supply federal, state and local governmental agencies and departments domestically and internationally, such as municipal fire and police departments, airport crash rescue units, the military, the Department of Homeland Security and the Centers for Disease Control and state and privately owned utilities and integrated oil companies. Our net sales attributable to customers outside the United States were $41.0 million and $32.6 million in FY11 and FY10, respectively.

Our American sales of disposables, mainly Tyvek, declined approximately 3.5% for the year ended January 31, 2011, which continue a long-term declining trend for the last five years. The Company has partially replaced these sales with increased sales of Hi-Visibility clothing domestically and increased international sales of our products, particularly our fire protective apparel. We are experiencing competitive pricing pressure in the marketplace for Tyvek protective clothing. The disposables segment showed a 4.4% increase in gross margins, mainly as a result of changes in the product mix.

We have operated manufacturing facilities in Mexico since 1995, in China since 1996, in India since 2007 and in Brazil since May 2008. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. We have completed the moving of production of our reusable woven garments and gloves to these facilities and completed this process by the second quarter of FY10. As a result, we have seen cost improvements for these particular product lines as well. In FY08, the Company decided to restructure its manufacturing operations in Mexico by closing its previous facilities in Celaya and opening new facilities in Jerez.  The Company’s actual costs to close, move and start up aggregated approximately $500,000 pretax.  This restructuring allowed for lower occupancy and labor costs and a more efficient production configuration for FY09 and thereafter.

Our R&D expenses are projected to increase in FY12 to $320,000, an increase of $95,000 over FY11. Constituent expenses for R&D will be the expansion of existing product lines into new markets requiring either ISO and/or CE certifications and development of product line extensions based on new materials and new garment construction techniques that will improve end user protection and make our products more cost competitive. In addition, we continue to pursue a robust list of longer term development projects targeted at replacing existing technologies currently in our product offering.

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

Revenue Recognition. We derive our sales primarily from our limited use/disposable protective clothing and secondarily from our sales of heat protective apparel, high-end chemical protective suits, fire fighting, reusable woven garments and gloves and arm guards. Sales are recognized when goods are shipped to our customers at which time title and the risk of loss passes. Sales are reduced for sales returns and allowances. Payment terms are generally net 30 days for United States sales and net 90 days for international sales.

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

Uncertain Tax Positions: The Company adopted the guidance for uncertainty in income taxes effective February 1, 2007. This guidance prescribes recognition thresholds that must be met before a tax benefit is recognized in the financial statements and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under this guidance, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recorded the cumulative effect of applying this guidance as a $419,000 decrease to the opening balance of retained earnings as of February 1, 2007, $207,000.

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

On August 1, 2005, the Company purchased Mifflin Valley, Inc., a Pennsylvania manufacturer.  This acquisition resulted in the recording of $.9 million in goodwill as of January 31, 2006.  Management has determined there is no impairment of this goodwill at January 31, 2011.

In May 2008, the Company acquired Qualytextil, S.A., a Brazilian manufacturer. An evaluation of this acquisition was made as of January 31, 2009, which resulted in the recording of $4.2 million of goodwill. A formal appraisal was performed by a professional appraisal firm as of January 2011. Based on this appraisal, management has determined there is no impairment of this goodwill at January 31, 2011. See Notes 1 and 4 for further discussion of goodwill.

Intangible assets consist primarily of trademarks, tradenames and customer contracts. Trademarks and tradenames are not amortized because they have indefinite lives. Customer contracts are amortized over their estimated useful lives of 26 months remaining at January 31, 2011.

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

Results of Operations
The following table sets forth our historical results of operations for the years ended January 31, 2010 and 2011, as a percentage of our net sales.

	Year Ended January 31,
	2010	2011
Net sales	100.0%	100.0%
Cost of goods sold	73.0%	70.6%
Gross profit	27.0%	29.4%
Operating expenses	24.4%	26.0%
Operating profit	2.6%	3.4%
Interest expense and other income, net	1.1%	1.8%
Income tax expense	0.4%	0.6%
Net income	1.1%	1.0%

Significant Balance Sheet Fluctuation January 31, 2011, as Compared to January 31, 2010
Balance Sheet Accounts.  The increase in cash and cash equivalents of $1.0 million is primarily the result of normal fluctuations in cash management. The increase in borrowings of $2.0 million under the revolving credit agreement is principally due to the increase in inventories of $7.3 million.

Year ended January 31, 2011 compared to the year ended January 31, 2010

	For the Year Ended January 31,		For the Three Months Ended January 31,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	29.4%	27.0%	31.6%	30.2%
Operating expenses	26.0%	24.4%	25.6%	24.7%
Operating profit	3.4%	2.6%	6.0%	5.5%
Income before tax	1.6%	1.5%	5.8%	5.2%
Net income	1.0%	1.1%	4.4%	4.5%

Net Sales.  Net sales increased $7.1 million, or 7.5%, to $101.2 million for the year ended January 31, 2011 compared to $94.1 million for the year ended January 31, 2010. The net increase was mainly due to an $8.3 million increase in foreign sales, partially offset by a $1.2 million decrease in domestic sales. The net decrease in the U.S. was comprised mainly of a decrease in U.S. disposables sales. This decrease in U.S. sales was more than offset by significant increases in foreign sales, including $0.3 million increase in sales of Qualytextil, SA in Brazil, or 2.4%, sales growth of $5.0 million in China, domestic, Asia Pacific Rim and other external sales, or 54.5%, a $1.5 million increase in Canadian sales, or 29.9%, a $1.0 million increase in European sales, or 24.9%, and $0.2 million growth in combined Chile and Argentina sales. The sales in Brazil in Q2 and Q3 of this year had no large bid sales, while Q4 this year and Q4 last year each had large bid sales.  A better measure of sales growth in Brazil would be Q4 this year increased 14.2% over Q4 last year and 45.8% over Q3 this year sequentially. In Q4FY11, operations reflected disposables division year-end reversal of rebates accrued earlier in the year due to many customers not meeting their year-end targets for rebates.

Gross Profit. Gross profit increased $4.4 million, or 17.2%, to $29.8 million for the year ended January 31, 2011, from $25.4 million for the year ended January 31, 2010.  Gross profit as a percentage of net sales increased to 29.4% for the year ended January 31, 201,1 from 27% for the year ended January 31, 2010. The major factors driving the changes in gross margins were:

•	Changes in the mix of foreign vs. domestic. Foreign sales tend to have much higher margins than U.S. sales.

•
Disposables gross margin increased by 4.4 percentage points in FY11 compared with FY10. This increase was mainly due to changes in the product mix moving toward higher margin Lakeland branded products. Disposables margins in Q4 FY11 were increased by a year-end reversal of rebates accrued earlier in the year, due to many customers not meeting their year-end targets for rebates.

•	Brazil gross margin was 45.9% for FY11 this year compared with 45.7% last year.

•	Glove division improvement in volume resulting in a gross profit of $0.5 million.

•	Continued gross losses of $0.3 million from India in FY11.

•	Reflective margins were lower than the prior year mainly due to writeoffs taken for overstocks of a discontinued style.

•	Canada gross margin increased by 5.9 percentage points primarily from more favorable exchange rates and local competitive pricing climate.

•	UK and Europe margins decreased by 2.3 percentage points primarily from exchange rate differentials.

 Operating Expenses.  Operating expenses increased $3.4 million, or 14.7%, to $26.3 million for the year ended January 31, 2011, from $22.9 million for the year ended January 31, 2010.  As a percentage of net sales, operating expenses increased to 26.0% for the year ended January 31, 2011, from 24.4% for the year ended January 31, 2010. The increase in operating expenses in the year ended January 31, 2011, as compared to the year ended January 31, 2010, included:

•	$0.5	million-while there was only a modest cost in the current year, there was an increase in foreign exchange costs resulting from large gains in the prior year not recurring.
•	0.5
million-increase in equity compensation resulting from the cumulative change in the performance level designated by the board of directors, which in turn resulted in a cumulative change for the 2009 Restricted Stock Plan.

•	0.5
million-increased sales salaries, partially resulting from severance pay for terminations and the hiring of additional sales personnel for the wovens division in the U.S. and personnel in the U.K., Latin America and China.

•	0.4
million-increased operating costs in China were the result of the large increase in direct international sales made by China, which are now allocated to SG&A costs, previously allocated to cost of goods sold.

•	0.4	million-freight out increased, mainly resulting from higher volume and use of air freight and more frequent partial shipments resulting from stock-out conditions prevailing during much of FY11.
•	0.3	million-sales commissions increased, mainly resulting from higher volume and revised commission rates.
•	0.2	million-professional fees increased resulting from the management terminations in Brazil.
•	0.2	million-increased advertising costs resulting from reductions in co-op advertising allowances received.
•	0.2	million-increase in amortization mainly as a result of banking fees.
•	0.2	million miscellaneous increases.
•	0.1	million increase in medical insurance resulting from higher costs prevailing and several employees with serious illnesses.
•	0.1	million increase in payroll taxes.
•	0.1	million increase in miscellaneous taxes.
•	(0.1)	million reduction in bad debt expenses.
•	(0.1)	million reduction in bank charges.
•	(0.1)	million reduction in R&D expenses.

Operating Profit.  Operating profit increased by $1.0 million, or 40.5%, to $3.5 million from $2.5 million for the prior year. Operating income as a percentage of net sales increased to 3.4% for the year ended January 31, 2011, from 2.6% for the year ended January 31, 2010, primarily due to reduced operating losses in India and increased operating income in the U.S. from disposables.

Interest Expense.  Interest expense decreased by $0.8 million for the year ended January 31, 2011, compared to the year ended January 31, 2010, because of reduced borrowings and lower inventory levels, previously throughout most of FY11 and interest rate decreases. Also, the previous year included the higher costs resulting from the interest rate swap.

Other Income - Net.  Other expenses resulted mainly from the $1.6 million retro charge from VAT taxes in Brazil.

Income Tax Expense.  Income tax expenses consist of federal, state and foreign income taxes. Income tax expense increased $0.3 million, or 61%, to $0.7 million for the year ended January 31, 2011, from $0.4 million for the year ended January 31, 2010.  Our effective tax rate was 40.2% and 28.3% for the years ended January 31, 2011 and 2010, respectively.  Our effective tax rate varied from the federal statutory rate of 35% due primarily to the $1.6 million VAT tax charge in Brazil, which did not get a tax benefit.

Net Income.  Net income decreased $0.1 million, or 5.6%, to $1.0 million for the year ended January 31, 2011, from $1.0 million for the year ended January 31, 2010. The decrease in net income was primarily a result of the $1.6 million VAT tax charge in Brazil.

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

Internal cash generation, together with currently available cash and an ability to access credit lines if needed are expected to be sufficient to fund operations, capital expenditures and any increase in working capital that we would need to accommodate a higher level of business activity.  We are actively seeking to expand by acquisitions as well as through organic growth of our business.  While a significant acquisition may require additional borrowings, equity financing or both, we believe that we would be able to obtain financing on acceptable terms based, among other things, on our earnings performance and current financial position.

Cash Flows

As of January 31, 2011, we had cash and cash equivalents of $6.1 million and working capital of $62.2 million, an increase of $1.0 million and $13.3 million, respectively, from January 31, 2010. Our primary sources of funds for conducting our business activities have been from cash flow provided by operations and borrowings under our credit facilities described below. We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

Net cash used in operating activities of $0.8 million for the year ended January 31, 2011, was due primarily to net income of $1.0 million and an increase in inventories of $8.0 million. Net cash provided by operations for the year ended January 31, 2010, of $18.7 million was primarily due to net income of $1.0 million and a decrease in inventories of $18.3 million.

Net cash used in investing activities of $1.7 million and $1.2 million in the years ended January 31, 2011 and 2010, respectively, was due to the purchases and improvements to property and equipment in both years. Net cash used in and provided by financing activities in the years ended January 31, 2011 and 2010, was primarily attributable to repayment of borrowings as a result of decreased inventory levels in FY10 and the repurchase of stock pursuant to the Stock Repurchase Program.

Credit Facilities

We currently have one credit facility-a $23.5 million revolving credit facility, of which we had borrowings outstanding as of January 31, 2011, amounting to $11.5 million, expiring in January 2013.

Borrowings under this revolving credit facility bear interest at the London Interbank Offering Rate (LIBOR) plus 145 basis points and were 1.71% at January 31, 2011. As of January 31, 2011, we had $12.0 million of borrowing availability under this revolving credit facility.

Our credit facility requires that we comply with specified financial covenants relating to interest coverage, debt coverage, minimum consolidated net worth and earnings before interest, taxes, depreciation and amortization. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our credit facilities. As of January 31, 2011, we were in compliance with all covenants contained in our credit facilities.

We believe that our current cash position of $6.1 million, our cash flow from operations, along with borrowing availability under our $23.5 million revolving credit facility, will be sufficient to meet our currently anticipated operating, capital   expenditures and debt service requirements for at least the next 12 months.

Capital Expenditures

Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment and leasehold improvement, as well as payments related to the expansion of our facilities in Brazil. In FY10 and FY11, we expanded the current plant facility in Brazil. In FY09, we added machinery and equipment in our newly rented Weifang, China facility. Our facilities in China are not encumbered by commercial bank mortgages and, thus, Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. We expect our capital expenditures to be approximately $1.5 million to purchase our capital equipment, which primarily consists of computer equipment and apparel manufacturing    equipment, and an additional $0.7 million to purchase land in Brazil for future expansion.

Contractual Obligations

We had no off-balance sheet arrangements at January 31, 2011. As shown below, at January 31, 2011, our contractual cash obligations totaled approximately $14.1 million, including lease renewals entered into subsequent to January 31, 2011.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Canada facility loan	$1,692,511	$100,050	$200,100	$200,100	$1,192,261
Operating leases	922,050	51,456	813,594	57,000	0
Other liabilities	—	—	—	—	—
Revolving credit facility	11,485,698	0	11,485,698	0	0
Total	$14,100,259	$151,506	$12,499,392	$257,100	$1,192,261

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

Recent Accounting Developments

In June 2009, the FASB issued a new accounting standard which revises the accounting for VIEs by introducing a new consolidation model. This new standard changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate VIEs. The new model identifies two primary characteristics of a controlling financial interest: (1) the power to direct significant activities of the VIE and (2) the obligation to absorb losses of and/or provide rights to receive benefits from the VIE that are potentially significant to the VIE. In February 2010, the FASB finalized an Accounting Standards Update ("ASU") which defers the requirements of this standard for certain interests in investment funds and certain similar entities. The adoption of this new standard on January 1, 2010, is not expected to have a material impact on the Company's financial position or results of operations, as substantially all of the entities in which it holds variable interests are anticipated to qualify for the scope deferral under the ASU.

In June 2009, the FASB issued amended guidance on accounting for transfers of financial assets. The amendments were issued to improve the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial statements and a transferor's continuing involvement, if any, in transferred financial assets. The amendments eliminate the concept of qualifying special purpose entities from GAAP. These entities will now be evaluated for consolidation in accordance with the applicable consolidation criteria. The amendments are effective for reporting periods beginning on or after November 15, 2009. The adoption of the amended guidance is not expected to affect the Company's financial condition, results of operations or cash flows.

In January 2010, the FASB issued a new accounting standard that provides amended disclosure requirements related to fair value measurements. This standard is effective for financial statements issued for reporting periods beginning after December 15, 2009 for certain disclosures and for reporting periods beginning after December 15, 2010, for other disclosures. Since these amended principles require only additional disclosures concerning fair value measurements, adoption will not affect the Company's financial condition, results of operations or cash flows.

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

Our primary risk from foreign currency exchange rate changes is presently related to non-U.S. dollar denominated sales in Brazil, Canada, Europe and, to a smaller extent, in other South American countries. Our sales to customers in Brazil are denominated in Brazilian Reals, in Canada in Canadian dollars and in Europe in Euros and British pounds.  If the value of the U.S. dollar increases relative to the Canadian dollar, the Real, the Pound or the Euro, then our net sales could decrease as our products would be more expensive to these international customers because of changes in rate of exchange. Our sales in China are denominated in the Chinese Yuan; however, our sales there were not affected this last year due to a steady exchange rate between the Chinese RMB, Euro, British Pound and the USD.  We did experience some losses between the Chinese Yuan and the Euro, but we have since stepped up our hedging program to include this risk. We manage the foreign currency risk through the use of rolling 90-day forward contracts against the Canadian dollar and Chilean Peso. We do not hedge other currencies at this time. A 10% decrease in the value of the U.S. dollar relative to foreign currencies would increase the landed costs of our products into the U.S. but would make our selling price for international sales more attractive with respect to foreign currencies.  As non-U.S. dollar denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results.

Interest Rate Risk
We are exposed to interest rate risk with respect to our credit facilities, which have variable interest rates based upon the London Interbank Offered Rate. At January 31, 2011, we had $11.5 million in borrowings outstanding under this credit facility. If the interest rate applicable to this variable rate debt rose 1.0% in the year ended January 31, 2011, our interest expense would have increased by a negligible effect.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Consolidated Financial Statements:
Page No.
Reports of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets - January 31, 2011 and 2010	40
Consolidated Statements of Income for the Years Ended January 31, 2011 and 2010	41
Consolidated Statements of Stockholders' Equity for the Years Ended January 31, 2011 and 2010	42
Consolidated Statements of Cash Flows for the Years Ended January 31, 2011 and 2010	43
Notes to Consolidated Financial Statements	44-63
Schedule II-Valuation and Qualifying Accounts	64

All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lakeland Industries, Inc. and Subsidiaries
Ronkonkoma, New York

We have audited the accompanying consolidated balance sheets of Lakeland Industries, Inc. and Subsidiaries as of January 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. Our audit also included the 2011 information included in the financial statement schedule listed in Item 15 (a)(2).  Lakeland Industries, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Industries, Inc. and Subsidiaries as of January 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Warren, Averett, Kimbrough and Marino, LLC

Birmingham, Alabama
April 7, 2011

Lakeland Industries, Inc.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS
January 31, 2011 and 2010

	2011	2010
Assets
Current assets
Cash and cash equivalents	$6,074,505	$5,093,380
Accounts receivable, net of allowance for doubtful accounts of approximately $210,100 and $200,200 at January 31, 2011 and 2010, respectively	14,477,442	15,809,010
Inventories, net of reserves of approximately $1,495,000 and $868,000 at January 31, 2011 and 2010, respectively	45,917,775	38,575,890
Deferred income taxes	2,296,941	1,261,250
Prepaid income tax	1,814,691	1,731,628
Other current assets	2,338,585	2,355,506
Total current assets	72,919,939	64,826,664
Property and equipment, net	13,901,389	13,742,454
Intangibles and other assets, net	8,256,904	5,622,120
Goodwill	6,297,751	5,829,143
Total assets	$101,375,983	$90,020,381

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,503,935	$3,882,730
Accrued compensation and benefits	1,411,599	1,288,796
Other accrued expenses	2,701,918	1,138,303
Borrowings under revolving credit facility	—	9,517,567
Current maturity of long-term debt	100,050	93,601
Total current liabilities	10,717,502	15,920,997
Borrowings under revolving credit facility	11,485,698	—
Construction loan payable, net of current maturity	1,592,461	1,583,419
VAT taxes payable long-term	3,309,811	—
Other liabilities	103,270	92,176

Total liabilities	27,208,742	17,596,592
Commitments and Contingencies
Stockholders’ equity
Preferred stock, $.01 par; 1,500,000 shares authorized; none issued	—	—
Common stock, $.01 par; 10,000,000 shares authorized; 5,568,744 and 5,564,732 shares issued and outstanding at January 31, 2011 and 2010, respectively	55,687	55,647
Less treasury stock, at cost; 314,441 shares at January 31, 2011 and 125,322 shares at January 31, 2010	(3,012,920)	(1,353,247)
Additional paid-in capital	50,279,613	49,622,632
Retained earnings	26,193,049	25,221,050
Other comprehensive gain (loss)	651,812	(1,122,293)
Total stockholders' equity	74,167,241	72,423,789
Total liabilities and stockholders' equity	$101,375,983	$90,020,381

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc.
and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended January 31, 2011 and 2010

	2011	2010

Net sales	$101,236,325	$94,140,819
Cost of goods sold	71,467,972	68,735,076
Gross profit	29,768,353	25,405,743
Operating expenses
Selling and shipping	11,855,816	10,480,099
General and administrative	14,458,572	12,468,137

Total operating expenses	26,314,388	22,948,236
Operating profit	3,453,965	2,457,507
Other income (expense)
Interest expense	(338,042)	(1,111,456)
Interest income	70,897	(2,614)
VAT tax charge-Brazil	(1,583,247)	—
Other income	22,268	92,216
Total other income (expense)	(1,828,124)	(1,021,854)
Income before income taxes	1,625,841	1,435,653
Income tax expense	653,842	405,861

Net income	$971,999	$1,029,792
Net income per common share
Basic	$0.18	$0.19
Diluted	$0.18	$0.19
Weighted average common shares outstanding
Basic	5,440,364	5,426,784
Diluted	5,520,541	5,458,472

Net income	$971,999	$1,029,792
Translation adjustments:
Canada	37,297	76,899
Brazil	1,606,447	2,475,387
Europe	31,062	(110,238)
China	88,163	80
Russia	11,136
Interest rate swap	—	627,380

	1,774,105	3,069,508
Total comprehensive income	$2,746,104	$4,099,300

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended January 31, 2011 and 2010

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total

Balance, January 31, 2009	5,523,288	$55,233	(107,317)	$(1,255,459)	$49,511,896	$24,191,258	$(4,191,801)	$68,311,127

Net income	—	—	—	—	—	1,029,792	—	1,029,792
Stock repurchase program	—	—	(18,005)	(97,788)	—	—	—	(97,788)
Other comprehensive loss -	—	—	—	—	—	—	—	—
Translation adjustments	—	—	—	—	—	—	—	—
Canada	—	—	—	—	—	—	76,899	76,899
Qualytextil, S.A., Brazil	—	—	—	—	—	—	2,475,387	2,475,387
UK	—	—	—	—	—	—	(110,238)	(110,238)
China	—	—	—	—	—	—	80	80
Interest rate swap	—	—	—	—	—	—	627,380	627,380
Stock based compensation
Issuance of director stock options	—	—	—	—	47,068	—	—	47,068
Restricted stock plan	—	—	—	—	169,640	—	—	169,640
Director options granted at fair market value	—	—	—	—	—	—	—	—
Director stock options exercised	3,267	33	—	—	23,529	—	—	23,562
Shares issued from restricted stock plan	38,177	381	—	—	—	—	—	381
Return of shares in lieu of payroll tax withholding	—	—	—	—	(111,000)	—	—	(111,000)
Cash paid in lieu of issuing shares	—	—	—	—	(18,501)	—	—	(18,501)
Balance, January 31, 2010	5,564,732	55,647	(125,322)	(1,353,247)	49,622,632	25,221,050	(1,122,293)	72,423,789

Net income	—	—	—	—	—	971,999	—	971,999
Stock repurchase program	—	—	(189,119)	(1,659,673)	—	—	—	(1,659,673)
Other comprehensive loss -	—	—	—	—	—	—	—	—
Translation adjustments	—	—	—	—	—	—	—	—
Canada	—	—	—	—	—	—	37,297	37,297
Qualytextil, S.A., Brazil	—	—	—	—	—	—	1,606,447	1,606,447
UK	—	—	—	—	—	—	31,062	31,062
China	—	—	—	—	—	—	88,163	88,163
Russia	—	—	—	—	—	—	11,136	11,136
Interest rate swap	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	676,304	—	—	676,304
Restricted stock plan	—	—	—	—	—	—	—	—
Shares issued from restricted stock plan	4,012	40	—	—	(40)	—	—	—
Return of shares in lieu of payroll tax withholding	—	—	—	—	(19,283)	—	—	(19,283)
Balance, January 31, 2011	5,568,744	$55,687	(314,441)	$(3,012,920)	$50,279,613	$26,193,049	$651,812	$74,167,241

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended January 31, 2011 and 2010

	2011	2010
Cash flows from operating activities
Net income	$971,999	$1,029,792
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for inventory obsolescence	626,614	211,601
Provision for doubtful accounts	9,891	96,074
Deferred income taxes	(1,035,691)	1,316,981
Depreciation and amortization	1,976,596	1,744,113
Stock based and restricted stock compensation	676,304	198,588

(Increase) decrease in operating assets:
Accounts receivable	1,321,677	(2,551,654)
Inventories	(7,968,499)	18,286,537
Prepaid income taxes and other current assets	(83,063)	(1,731,628)
Other assets	(1,640,264)	692,476
Increase (decrease) in operating liabilities
Accounts payable	2,621,205	28,840
Accrued expenses and other liabilities	1,686,418	(644,011)
Net cash provided by (used in) operating activities	(836,813)	18,677,709
Cash flows from investing activities
Acquisition of Qualytextil, S.A.	—	—
Purchases of property and equipment	(1,698,500)	(1,192,251)
Net cash used in investing activities	(1,698,500)	(1,192,251)
Cash flows from financing activities
Net borrowings (payments) under credit agreement	1,968,131	(14,890,899)
VAT taxes payable	3,309,811	—
Purchases of stock under stock repurchase program	(1,659,673)	(97,788)
Borrowing to fund Qualytextil acquisition	—	—
Other liabilities	11,054	17,566
Net proceeds (repayment) construction loan	(93,601)	(88,993)
Proceeds from exercise of stock options	—	23,562
Shares returned in lieu of taxes under restricted stock program	(19,284)	(110,967)
Net cash provided by (used in) financing activities	3,516,438	(15,147,519)
Net (decrease) increase in cash and cash equivalents	981,125	2,337,939
Cash and cash equivalents at beginning of year	5,093,380	2,755,441
Cash and cash equivalents at end of year	$6,074,505	$5,093,380

See Note 1 for Supplemental Cash Flow information.

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc
And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011 and 2010

1.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Lakeland Industries, Inc. and Subsidiaries (the “Company”), a Delaware corporation organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing market.  The principal market for the Company’s products is in the United States. No customer accounted for more than 10% of net sales during FYE11 or FYE10.

Basis of Presentation

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) released the Accounting Standards Codification (“ASC”). The ASC became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”) and is effective for all interim and annual periods ending after September 15, 2009. All existing accounting standards documents were superseded, and any other literature not included in the ASC is considered nonauthoritative. The adoption of the ASC did not have any impact on the Company’s financial condition, results of operations and cash flows, as the ASC did not change existing U.S. GAAP. The adoption of the ASC changes the approach of referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. Accordingly, references to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements in the Company’s Notes to Consolidated Financial Statements are now presented as references to the relevant topic in the ASC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Laidlaw, Adams & Peck, Inc. (Delaware corporation) and its subsidiary Weifang Meiyang Protective Products Co. Ltd. (a Chinese corporation), Weifang Lakeland Safety Products Co., Ltd. and Qingdao Lakeland Protective Products Co., Ltd. (Chinese corporations), Lakeland Protective Wear, Inc. and Lakeland Protective Real Estate (Canadian corporations), Lakeland Industries Europe Ltd. (a British corporation), Lakeland Industries Inc. Agencia en Chile (a Chilean Limited Liability Company), Lakeland India Private, Ltd. and Lakeland Gloves and Safety Apparel Private Limited (Indian corporations), Industrias Lakeland S.A. de C.V. (a Mexican corporation),  Lakeland Brazil, S.A. (a Brazilian corporation), RussIndProtection, Ltd. (a Russian corporation), Art Prom, LLC, (a Kazakhstan  corporation), Lakeland (Beijing) Safety Products, Co., Ltd (a China corporation), Lakeland (Hong Kong) Trading Co., Ltd. (a Hong Kong corporation) and Lakeland Argentina, SRL (an Argentina corporation).  All significant intercompany accounts and transactions have been eliminated. In May 2008, Lakeland do Brasil, S.A., a Brazilian corporation, was formed as a subsidiary of Lakeland Industries, Inc., which then purchased 100% of the common stock of Qualytextil, S.A., a Brazilian corporation. In November 2008, Lakeland do Brasil was merged into Qualytextil and, in May 2009, the name was changed to Lakeland Brazil, S.A.

Revenue Recognition

The Company derives its sales primarily from its limited use/disposable protective clothing and secondarily from its sales of  high-end chemical protective suits, fire fighting and heat protective apparel, gloves and arm guards and reusable woven garments. Sales are recognized when goods are shipped at which time title and the risk of loss passes to the customer, collectability is reasonably assured and pricing is fixed or determinable. Substantially all product sales are sold FOB shipping point or, with respect to non-U.S. customers, an equivalent basis. Sales are reduced for sales returns and allowances. Payment terms are generally net 30 days for United States sales and net 90 days for international sales. Sales are stated net of VAT, GST or sales taxes which may be billed depending on jurisdiction.

A substantial portion of all the Company’s sales are made through distributors. There are few significant differences across product lines or customers in different geographical areas in the manner in which the Company’s sales are made.

Rebates are offered to a limited number of our distributors in the U.S. who participate in a rebate program. Rebates are predicated on total sales volume growth over the previous year. The Company accrues for any such anticipated rebates throughout the year. Our sales are generally final; however, requests for return of goods can be made and must be received within 90 days from invoice date. No returns will be accepted without a written authorization. Return products may be subject to a restocking charge and must be shipped freight prepaid. Any special made-to-order items are not returnable. Customer returns have historically been insignificant.

Lakeland Industries, Inc
And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011 and 2010

1. (continued)

Customer pricing is subject to change on a 30-day notice; exceptions based on meeting competitors pricing are considered on a case-by-case basis.

Domestic and international sales are as follows:

	Fiscal Years Ended January 31,
	2011		2010
Domestic	$60,281,000	59.5%	$61,504,000	65.3%
International	40,955,000	40.5%	32,637,000	34.7%
Total	$101,236,000	100.0%	$94,141,000	100.0%

Inventories

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in first-out basis) or market. Provision is made for slow-moving, obsolete or unusable inventory.

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis. Leasehold improvements and leasehold costs are amortized over the term of the lease or service lives of the improvements, whichever is shorter. The costs of additions and improvements which substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the account, and the gain or loss on disposition is reflected in operating income.

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

On August 1, 2005, the Company purchased Mifflin Valley, Inc., a Pennsylvania manufacturer.  This acquisition resulted in the recording of $0.9 million in goodwill as of January 31, 2006.  Management has determined there is no impairment of this goodwill at January 31, 2011.

In May 2008, the Company acquired Qualytextil, S.A., a Brazilian manufacturer. An evaluation of this acquisition was made as of January 31, 2009, which resulted in the recording of $4.2 million of goodwill.  A similar evaluation was obtained in  February 2011 from a professional appraisal firm, and management has determined there is no impairment of this goodwill at January 31, 2011. See Note 4 for further discussion of goodwill.

Lakeland Industries, Inc
And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011 and 2010

1. (continued)

Intangible assets consist primarily of trademarks, tradenames and customer contracts. Trademarks and tradenames are not amortized because they have indefinite lives. Customer contracts are amortized over their estimated useful lives of 26 months remaining at January 31, 2011.

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

Self-Insured Liabilities

The Company has a self-insurance program for certain employee health benefits. The cost of such benefits is recognized as expense based on claims filed in each reporting period and an estimate of claims incurred but not reported during such period is accrued. This estimate is based upon historical trends and amounted to $120,000 for each of the years ended January 31, 2011 and 2010. The Company maintains separate insurance to cover the excess liability over set single claim amounts and aggregate annual claim amounts.

Stock-Based Compensation

The Company accounts for share based compensation in accordance with the guidance issued by the FASB, which requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements.  In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission (“SEC”), which provides the Staff’s views regarding the interaction between U.S. GAAP and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

Shipping and Handling Costs

For larger orders, except in its Fyrepel product line, the Company absorbs the cost of shipping and handling.  For those customers who are billed the cost of shipping and handling fees, such amounts are included in net sales.  Shipping and handling costs associated with outbound freight are included in selling and shipping expenses and aggregated approximately $3.0 million and $2.6 million in FYE11 and FYE10, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and included in general and administrative expenses.  Research and development expenses aggregated approximately $225,000 and $305,000 in the FYE11 and FYE10, respectively.

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

Lakeland Industries, Inc
And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011 and 2010

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

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share are based on the weighted average number of common and common stock equivalents. The average common stock equivalents for the years ended January 31, 2011 and 2010, were 80,177 and 31,688, respectively, representing the dilutive effect of stock options and restricted stock awards. The diluted earnings per share calculation takes into account the shares that may be issued upon exercise of stock options, reduced by shares that may be repurchased with the funds received from the exercise, based on the average price during the fiscal year.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs amounted to $233,000 and $50,000 in FYE11 and FYE10, respectively, net of co-op advertising allowance received from a supplier.  These reimbursements include some costs which are classified in categories other than advertising, such as payroll.

Statement of Cash Flows

The Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds. The market value of the cash equivalents approximates cost. Foreign denominated cash and cash equivalents were approximately $6.1 million and $5.1 million at January 31, 2011 and 2010, respectively.

Supplemental cash flow information for the years ended January 31 is as follows:

	2011	2010
Interest paid	$338,042	$1,111,456
Income taxes paid	$344,923	$625,204

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

Lakeland Industries, Inc
And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011 and 2010

1. (continued)

Our major foreign financial depositories are Bank of America, China Construction Bank, China Agricultural Bank, China Commercial and Industrial Bank, HSBC: HSBC in India, Argentina and UK; TD Bank Canada; Trust Bank in Canada; Banco do Brasil, S.A. and Banco Itaú S.A. in Brasil; and Banco Credito Inversione in Chile. We monitor our financial depositories by their credit rating.

Foreign Operations and Foreign Currency Translation

The Company maintains manufacturing operations in Mexico, India, Brazil and the People’s Republic of China and can access independent contractors in Mexico, Brazil, Argentina and China. It also maintains sales and distribution entities located in India, Canada, the U.K., Chile, China, Argentina, Russia, Kazakhstan, Mexico and Brazil. The Company is vulnerable to currency risks in these countries. The functional currency of foreign subsidiaries is the U.S. dollar, except for the Brazilian operation, UK, new trading companies in China and the Canadian Real Estate subsidiary.

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

The monetary assets and liabilities of the Company’s foreign operations with the U.S. dollar as the functional currency are translated into U.S. dollars at current exchange rates, while nonmonetary items are translated at historical rates. Revenues and expenses are generally translated at average exchange rates for the year. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and aggregated losses or gains of  approximately $(218,000) and $324,000 for FYE11 and FYE10, respectively.

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

Recent Accounting Developments

  In June 2009, the FASB issued a new accounting standard which revises the accounting for Variable Interest Entities (“VIEs”) by introducing a new consolidation model. This new standard changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate VIEs. The new model identifies two primary characteristics of a controlling financial interest: (1) the power to direct significant activities of the VIE and (2) the obligation to absorb losses of and/or provide rights to receive benefits from the VIE that are potentially significant to the VIE. The adoption of this new standard on February 1, 2010, is not expected to have a material impact on the Company's financial position or results of operations.

  In June 2009, the FASB issued amended guidance on accounting for transfers of financial assets. The amendments were issued to improve the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial statements and a transferor's continuing involvement, if any, in transferred financial assets. The amendments eliminate the concept of qualifying special purpose entities from GAAP. These entities will now be evaluated for consolidation in accordance with the applicable consolidation criteria. The amendments are effective for reporting periods beginning on or after November 15, 2009. The adoption of the amended guidance is not expected to affect the Company's financial condition, results of operations or cash flows.

Lakeland Industries, Inc
And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011 and 2010
1. (continued)

  In January 2010, the FASB issued a new accounting standard that provides amended disclosure requirements related to fair value measurements. This standard is effective for financial statements issued for reporting periods beginning after December 15, 2009, for certain disclosures and for reporting periods beginning after December 15, 2010, for other disclosures. Since these amended principles require only additional disclosures concerning fair value measurements, adoption will not affect the Company's financial condition, results of operations or cash flows.

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

2.  INVENTORIES, NET

Inventories consist of the following at January 31:

	2011	2010

Raw materials	$17,963,902	$18,727,993
Work-in-process	3,233,882	2,444,693
Finished goods	24,719,991	17,403,204
	$45,917,775	$38,575,890

3.  PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at January 31:

	Useful life in years	2011	2010
Machinery and equipment	10	$9,967,020	$9,020,453
Furniture and fixtures	10	566,714	494,464
Leasehold improvements	Lease term	1,510,666	1,731,669
Land and building (China)	20	2,412,115	2,412,115
Land, building and equipment (India)	7-39	4,208,513	4,129,205
Land and building (Canada)	30	2,434,302	2,277,397
Land and buildings (USA)	39	3,908,238	3,655,764
Land and building (Brazil)	5	1,179,010	662,157
		26,186,578	24,383,224
Less accumulated depreciation and amortization		(12,285,189)	(10,640,770)
		$13,901,389	$13,742,454

Lakeland Industries, Inc
And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011 and 2010

3. (continued)

Depreciation and amortization expense for FY11 and FY10 amounted to $1,976,596 and $1,744,113, respectively. Amortization of intangibles is included in these amounts and is not material. Net fixed assets in China were approximately $2.4 million and $2.4 million at January 31, 2011 and 2010, respectively. Net fixed assets in India were approximately $2.8 million and $3.2 million at January 31, 2011 and 2010, respectively. Net fixed assets in Canada were approximately $2.3 million and $2.3 million at January 31, 2011 and 2010, respectively. Net fixed assets in Brazil were approximately $2.2 million and $1.8 million at January 31, 2011 and 2010, respectively.

4.  BUSINESS COMBINATIONS-Acquisition of Qualytextil, S.A. and Increased Revolving Credit Line

On May 13, 2008, Lakeland Industries, Inc. completed the acquisition of 100% of all outstanding stock of Qualytextil, S.A., a corporation organized under the laws of Brazil, pursuant to a stock purchase agreement. Qualytextil is a supplier of protective fire apparel in Brazil.

The acquisition was financed through Lakeland’s revolving credit facility. Further, to accommodate the Qualytextil acquisition, Wachovia Bank, N.A., in 2008, increased the Revolving Line of Credit from $25,000,000 to $30,000,000 and reworked several covenants to allow for the acquisition.

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

There was a provision for a Supplementary Purchase Price - Subject to Qualytextil’s EBITDA in 2010 being equal to or greater than $R4,449,200 ($2.7 million). The Purchaser shall then pay to the Sellers the difference between six times Qualytextil’s EBITDA in 2010 and seven times the 2007 EBITDA ($R21,826,000.00) ($13.3 million), less any unpaid disclosed or undisclosed contingencies (other than Outstanding Debts) from preclosing which exceeds $R100,000.00 ($.06 million) ("Supplementary Purchase Price"). The Supplementary Purchase Price in no event shall be greater than $R27,750,000.00 ($16.8 million) additional over the initial Purchase Price, subject to certain restrictions. (USD amounts are based on the exchange rate at the date of the transaction-$R1.645 = 1 USD.)

The EBITDA for 2010 pursuant to the Stock Purchase Agreement has been determined to be $R(1.8) million which includes the VAT tax charge in part. Accordingly, management has determined there is no Supplementary Purchase Price due the sellers.

All sellers also have executed employment contracts with terms expiring December 31, 2011, which contain a noncompete provision extending seven years from termination of employment.  The Company evaluated the noncompete provision in the employment agreements and concluded the resulting intangible asset to be insignificant to the consolidated financial statements.

On May 19, 2010, the President and V.P. of Operations (the “two terminated sellers”) of Qualytextil, S.A. (“QT”), Lakeland’s Brazil subsidiary, were terminated for cause as a result of numerous documented breaches of their Management Agreements (“MA”) with QT and misrepresentations in their Share Purchase Agreement (“SPA”) with Lakeland. As a result of these breaches and misrepresentations, Lakeland has taken the position that it is not obligated to pay their share or 65% of any Supplemental Purchase Price (“SPP”) due in 2011 pursuant to the SPA, even if there were an amount due. These two sellers’ shares constitute 35% and 30%, respectively, of the SPP totals, if any, which would have been due under the SPA. The CFO of QT has been promoted to President of QT. He holds the remaining 35% of the SPA and SPP totals.

Lakeland Industries, Inc
And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011 and 2010

4. (continued)

Lakeland and the two terminated sellers unsuccessfully attempted to negotiate a settlement. The SPA provides for arbitration to settle disputes, and Lakeland has asserted further damages in such arbitration proceeding. There has been a charge of   US$175,000 in Q2 and $50,000 in Q3 for the legal and professional fees incurred in this matter. Lakeland filed a formal request for arbitration on October 29, 2010. Future legal fees are contingent based upon the successful judgments by the Arbitration Panel.

The Company has evaluated the fair value of the assets purchased, including intangible assets, and has assigned the following values to intangible assets of $R870,000 ($372,894) to the value of the Qualytextil contract with a significant customer to be amortized over the remaining 54 months of the contract  at May 2008 and $R7,044,896 ($3,019,543) to tradenames, which has an indefinite life and is, therefore, not amortized. With the effect of foreign exchange, this amount is now $4.4 million as of January 31, 2011. There is no significant purchased research and development cost involved.

The operations of Qualytextil, S.A. have been included in the Lakeland consolidated results commencing May 1, 2008.  A condensed balance sheet at the acquisition date follows:

For Brazilian tax purposes, the Company is deducting goodwill over a five-year period which commenced with the merger of its holding company into the operating company in Brazil, which took place in November 2008.

5.  INTANGIBLE AND OTHER ASSETS, NET

Intangible and other assets consist of:

	2011	2010
Trademarks and tradenames, resulting from
Qualytextil, S.A. acquisition, per appraisal	$4,450,221	$3,972,157
Appraised value of customer contracts acquired in Qualytextil, S.A. acquisition, amortized over estimated remaining life of 26 months from January 31, 2011, net of accumulated amortization of $220,816 at 2011 and $110,454 at 2010	250,778	335,148
Bank fees net of accumulated amortization of $0 at 2011 and $0 at 2010	64,651	71,761
Deferred taxes noncurrent mainly consisting of VAT taxes in Brazil	2,773,847	705,102
Security deposits	717,407	522,465
Other	—	15,487
	$8,256,904	$5,622,120

Amortization expense for the next five years is as follows:

Bank fees:  $32,325 for 2011 and $32,326 for 2012.

Amortization is scheduled for approximately USD $116,000 for 2012 and 2013 and USD $19,000 for  2014, subject to exchange rate fluctuations.

The increase in trademarks and tradenames from 2010 to 2011 of $478,064 is the result of foreign exchange differences.

Lakeland Industries, Inc
And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011 and 2010

6.  LONG-TERM DEBT

Revolving Credit Facility

In January 2010, the Company entered into a new one-year $23.5 million revolving credit facility with TD Bank, N.A. At January 31, 2011, the amount outstanding under this facility was $11.5 million. In January 2011, TD Bank agreed to a two-year extension to expire January 2013. The credit facility contains financial covenants including, but not limited to, fixed charge ratio, funded debt to EBIDTA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at January 31, 2011.

The maximum amounts borrowed under the credit facilities during FYE11 and FYE10 were $12,257,000 and $25,300,000, respectively, and the weighted average interest rates during the periods were 1.82% and 3.41%, respectively.

7.  STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

The Non-employee Directors’ Option Plan (the “Directors’ Plan”) provides for an automatic one-time grant of options to purchase 5,000 shares of common stock to each nonemployee director elected or appointed to the Board of Directors. Under the Directors’ Plan, 60,000 shares of common stock have been authorized for issuance. Options are granted at not less than fair market value, become exercisable commencing six months from the date of grant and expire six years from the date of grant. In addition, all nonemployee directors re-elected to the Company’s Board of Directors at any annual meeting of the stockholders will automatically be granted additional options to purchase 1,000 shares of common stock on each of such dates.

Restricted Stock Plan and Performance Equity Plan (“2006 Equity Incentive Plan”) and the “2009 Equity Incentive Plan”

On June 21, 2006, the stockholders of the Company approved a restricted stock plan (the “2006 Equity Incentive Plan”).  A total of 253,000 shares of restricted stock were authorized under this plan. On June 17, 2009, the stockholders of the Company authorized 253,000 shares under the restricted stock plan (the “2009 Equity Incentive Plan”).  Under the restricted stock plan, eligible employees and directors are awarded performance-based restricted shares of the Company common stock.  The amount recorded as expense for the performance-based grants of restricted stock are based upon an estimate made at the end of each reporting period as to the most probable outcome of this plan at the end of the three-year performance period. (e.g., baseline, maximum or zero).  In addition to the grants with vesting based solely on performance, certain awards pursuant to the plan have a time-based vesting requirement, under which awards vest from two to three years after grant issuance, subject to continuous employment and certain other conditions.  Restricted stock has no voting rights until fully vested and issued, and the underlying shares are not considered to be issued and outstanding until vested.

Under the 2009 Equity Incentive Plan, the Company has granted up to a maximum of 204,807 restricted stock awards as of January 31, 2011. All of these restricted stock awards are nonvested at January 31, 2011 (147,826 shares at “baseline”), and have a weighted average grant date fair value of $8.00. Under the 2006 Equity Incentive Plan, there are also outstanding as of January 31, 2011, unvested grants of 838 shares under the stock purchase match program and 16,479 shares under the bonus in stock program. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of January 31, 2011, unrecognized stock-based compensation expense related to restricted stock awards totaled $1,048,285, consisting of $4,029 remaining under the 2006 Equity Incentive Plan and $1,044,256 under the 2009 Equity Incentive Plan, before income taxes, based on the maximum performance award level, less what has been charged to expense on a cumulative basis through January 31, 2011, which has been set at baseline. Such unrecognized stock-based compensation expense related to restricted stock awards totaled $588,406 at the baseline performance level. The cost of these nonvested awards is expected to be recognized over a weighted-average period of three years.  The board has estimated its current performance level to be at the zero level, and expenses have been recorded accordingly.  The performance based awards are not considered stock equivalents for EPS purposes.

Lakeland Industries, Inc
And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011 and 2010

7. (continued)

The Company recognized total stock-based compensation costs of $676,304 and $198,228 of which $626,181 and $0 results from the 2009 Equity Incentive Plan, $50,123 and $151,160 results from the 2006 Equity Incentive Plan and $0 and $47,068 results from the Directors’ Plan for the years ended January 31, 2011 and 2010, respectively. These amounts are reflected in selling, general and administrative expenses. The total income tax benefit recognized for stock-based compensation arrangements was $243,469 and $54,418 for the years ended January 31, 2011 and 2010, respectively.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the year ended January 31, 2010: expected volatility of 87%; risk-free interest rate of 3.6%; expected dividend yield of 0.0%; and expected life of six years. All stock-based option awards were fully vested at January 31, 2011 and 2010. During FY10, 5,000 option shares were granted to a new director in April 2009, and 3,000 option shares (1,000 each) were granted to three directors in June 2009. No options were granted in FY11.

Additional information with respect to the Directors’ Plan for FYE11 is summarized as follows:

	Directors’ Plan
	Number of shares	Weighted average exercise price	Weighted average remaining term (years)	Aggregate Intrinsic Value
Shares under option
Outstanding at beginning of year	24,300	$12.11	2.34
Granted during FY11	0	0		0
Cancelled during FY11	(12,100)	15.23
Exercised during FY11	0	0
Outstanding and exercisable at end of year	12,200	$9.02	3.61	$17,030
Weighted-average fair value per share of options granted during:
FY11		N/A
FY10		$5.88
Reserved for future issuance:
Directors’ Plan	31,300

Lakeland Industries, Inc
And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011 and 2010

8.  INCOME TAXES

The provision for income taxes is based on the following pretax income:

	2011	2010
Domestic	$480,392	$(1,208,641)
Foreign	1,145,449	2,644,294
Total	$1,625,841	$1,435,653

The provision for income taxes is summarized as follows:

	2011	2010
Current
Federal	$727,722	$(1,228,449)
State	36,887	(130,339)
Foreign	924,925	447,668
	1,689,534	(911,120)
Deferred	(1,035,692)	1,316,981
	$653,842	$405,861

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

	2011	2010

Statutory rate	34.0%	34.0%
State income taxes, net of Federal tax benefit	1.5%	(6.0)%
Permanent differences	2.0%	—
FIN48 adjustment	—	—
VAT tax charge with no tax benefit	33.1%	—
Foreign tax rate differential	*(34.9)%	(17.0)%
India tax credit valuation allowance	—	16.2%
Restricted stock fair market value at vesting per tax compared with grant date per books	—	6.2%
Various tax credits	—	(4.7)%
Other	4.5%	(0.4)%
Effective rate	40.2%	28.3%

* The foreign rate differential is very high due to losses in India, Chile and Argentina treated as pass through entities for U.S. tax purposes, the VAT tax charge in Brazil and the elimination of intercompany profit in inventory, all of which serve to reduce the consolidated pretax income. The actual foreign tax rate differential on just the profitable foreign operations pretax income is approximately 13%.

Lakeland Industries, Inc
And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011 and 2010

8. (continued)

The tax effects of temporary differences which give rise to deferred tax assets at January 31, 2011 and 2010 are summarized as follows:

	2011	2010
Deferred tax assets:
Inventories	$1,295,484	$902,809
Accounts receivable	27,022	9,718
Accrued compensation and other	267,377	236,233
Depreciation	133,853	26,935
Stock based compensation	320,543	85,555
Foreign tax credit carryforward	124,543	—
State and local carryforwards	128,119	—
Deferred tax assets	$2,296,941	$1,261,250

Tax Audit

Effective February 1, 2007, the Company adopted the new guidance issued by the Financial Accounting Standards Board (“FASB”) dealing with accounting for uncertainty in income taxes. This guidance prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under guidance, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold.

There was no activity during FY10 or FY11, and the uncertain tax liability at January 31, 2011, was $0.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense.

The Company is subject to U.S. federal income tax, as well as income tax in multiple U.S. state and local jurisdictions and a number of foreign jurisdictions.   The Company’s federal income tax returns for FYE03, FYE04, FYE05 and FYE07 have been audited by the Internal Revenue Service (“IRS”).

An audit of the FYE07 has been completed by the IRS. The Company has received a final “No Change Letter” from the IRS for FY07. The Company has received notice from the IRS that it will shortly commence an audit for the FY09 tax return.

Our three major foreign tax jurisdictions are China, Canada and Brazil. According to China tax regulatory framework, there is no statute of limitation on fraud or any criminal activities to deceive tax authorities. However, the general practice is going back five years, and general practice for records maintenance is 15 years.  Our China subsidiaries were audited during the tax year 2007 for the tax years 2006, 2005 and 2004. Those audits were conducted in the ordinary course of business. China tax authorities did not perform tax audits in the ordinary course of business during tax years 2008, 2009, 2010 or during the current year as of current filing date. China tax authorities performed a fraud audit, but the scope was limited to the fraud activities found in late FY09. This audit covered tax years from 2003 through 2008. We have reached a settlement with the Chinese Government in January 2009. China tax authorities have performed limited reviews on all China subsidiaries as of tax years 2008, 2009 and 2010 with no significant issues noted. We believe our tax positions are reasonably stated, and we do not anticipate any future tax liability from FY2011 or earlier operations.

Lakeland Industries, Inc
And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011 and 2010

8. (continued)

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

Effective in the year ended January 31, 2010, management changed its estimates for the deferred tax asset to be realized upon the final restructuring of its Indian operations. Accordingly, management has recorded an allowance of $407,102 against the ultimate realization of the remaining $407,102 included in Deferred Income Taxes on the accompanying balance sheet to yield a net value of zero for this item.

9.  BENEFIT PLANS

Defined Contribution Plan

Pursuant to the terms of the Company’s 401(k) plan, substantially all U.S. employees over 21 years of age with a minimum period of service are eligible to participate.  The 401(k) plan is administered by the Company and provides for voluntary employee contributions ranging from 1% to 15% of the employee’s compensation. The Company made discretionary contributions of $0 and $107,153 in the years ended January 31, 2011 and 2010, respectively. During FY10, the Company suspended the company match.

10. VAT Tax Issue in Brazil

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

Bahia has announced an amnesty for this tax whereby the taxes claimed were paid by the end of the month of May 2010, the interest and penalties were forgiven. According to fiscal regulation of Brazil, this amnesty payment will be partially recouped as credits against future taxes due. Since the amounts were paid as tax on the import of goods, Bahia will allow this amnesty payment to be recouped as credits against future taxes due.

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

The total taxes paid into the amnesty program on May 31st was R$3.5 million (US$1.9 million).

Lakeland Industries, Inc
And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011 and 2010

10. (continued)

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

New VAT Claim for 2007/2009 Period

There is additional exposure for the periods 2007-2009 in the amount of R$6.0 million (US$3.3 million). Of this amount, R$3.9 million (US$2.1 million) relates to the 2007-2008 period.

An audit for the 2007-2008 period has recently been completed by the State of Bahia. In October 2010, the Company received a claim from the State of Bahia for taxes of R$6.2 million (US$3.6 million) and fines and penalties of R$4.9 million (US$2.9 million), for a total of R$11.1 million (US$6.5 million), which had been expected per above. The Company intends to defend and wait for the next amnesty period.  Of these claims, our attorney informs us that R$0.48 million (US$0.3 million) will be successfully defended based on state auditor misunderstanding.

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

Lakeland Industries, Inc
And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011 and 2010

10. (continued)

Company counsel advises the Company that in his opinion the next amnesty will come before the end of the judicial process. There has been a long history in Bahia of the state declaring such amnesty periods every two to three years going back 25 years. The litigation process begins as two separate administrative proceedings and, after a period of time, must be switched to a formal court judicial proceeding. At the commencement of the formal court proceedings, the Company will have to remit a “judicial deposit” covering the exposure from 2007-2008 in taxes of approximately R$3.9 million (US$2.1 million) plus assessed fines and interest bringing the judicial deposit needed to approximately R$7.3 million (US$4.1 million). Estimated time period to Judicial Court deposit is 1.5-2 years. This does not necessarily have to be all cash. The Court will accept a pledge of the real estate (approximately R$3 million) (US$1.6 million), and management believes it will be able to obtain a bank guaranty from Brazilian banks for up to R$5 million (US$2.7 million) for a relatively nominal fee of approximately 3% to 4% per year. Notice for audit for 2009 has not been received, and the Company intends to follow the same process related to that year.
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

Statement of Operations Treatment

There is a R$2.9 million (US$1.6 million) charge to expense as a result of this issue determined as follows:

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

Possible Recourse Actions
The Company’s counsel has reviewed potential actions against sellers under indemnification proceedings, including possible claims on post acquisition exposure resulting from misrepresentations, and has begun arbitration proceedings against two of the selling stockholders. The Company is also evaluating potential action for recourse against other parties involved in the original transactions.

Lakeland Industries, Inc
And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011 and 2010

10. (continued)

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

Balance Sheet Treatment

In accordance with GAAP, the Company has reflected the above items on its balance sheet as follows:

		(R$ millions)		US$ millions

Current assets	Prepaid taxes	$0.6	(a)	$0.4

Noncurrent assets	VAT taxes payable	$3.5		$1.9

Long-term liabilities	Taxes payable	$6.0		$3.3

(a) Originally recorded at $R2.1 million and USD $1.1 million when paid into amnesty in May 2010. Balances remaining and included on January 31, 2011 balance sheet are $R0.6 million and USD $0.4. The reduction represents credits offset against current VAT taxes due for current purchases.

11.  MAJOR SUPPLIER

The Company purchased approximately 30.9% and 11.3%  of its raw materials from one supplier under licensing agreements for the years ended January 31, 2011 and 2010, respectively. The nature of the relationship has changed to buying finished goods from DuPont as opposed to raw material and becoming a master distributor. Required similar raw materials could be purchased from other sources although the Company’s competitive position in the marketplace could be affected.

12.  COMMITMENTS AND CONTINGENCIES

Employment Contracts

The Company has employment contracts with four principal officers expiring through January 31, 2016.  Pursuant to such contracts, the Company is committed to aggregate annual base remuneration of $876,000, $530,000, $400,000, $400,000 and $117,000 for FYE12, FYE13, FYE14, FYE15 and FYE16, respectively.

Two of such contracts provide for bonuses based on reported EPS for FY11. The Company had employment contracts with the four principal sellers of Qualytextil, S.A. who had remained with Qualytextil, S.A. as managers, but three have been terminated. The one agreement remaining has an annual compensation of $R500,000 (USD $294,000) which will be renewed as of  July 1, 2011.

Leases

In FYE09, Qualytextil, S.A., in connection with the expansion needed to accommodate the importation and sales of Lakeland branded products in Brazil, has signed several leases for additional warehousing, corporate and sales space in Rio de Janiero and Sao Paulo, aggregating approximately 14,800 square feet at an aggregate annual rental of approximately $142,000, with expiration dates ranging from March 2012 to October 2013.

Lakeland Industries, Inc
And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011 and 2010

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

On March 1, 1999, the Company entered into a one-year (renewable for four additional one-year terms) lease agreement with Harvey Pride, Jr., a former officer of the Company, for a 2,400 sq. ft. customer service office for $18,000 annually located next to the existing Decatur, Alabama facility mentioned above.  This lease was renewed on April 1, 2009 through March 31, 2011, with a 5% yearly increase in rental rate. In June 2010, the Company purchased this facility from Mr. Pride for $250,000, based on an independent appraisal.

Total rental costs under all operating leases are summarized as follows:

	Gross rental	Rentals paid to related parties
Year ended January 31,
2011	$640,127	$63,540
2010	$633,769	$127,080

Minimum annual rental commitments for the remaining term of the Company’s noncancelable operating leases relating to manufacturing facilities, office space and equipment rentals at January 31, 2011, including lease renewals subsequent to year end, are summarized as follows:

Year ending January 31,

2012	$717,420
2013	601,436
2014	237,981
2015	114,000

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

Lakeland Industries, Inc
And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011 and 2010

12. (continued)

A five-year commitment schedule for this is as follows:

Year ended January 31,	Canadian	USD
2012	$100,200	$100,050
2013	100,200	100,050
2014	100,200	100,050
2015	100,200	100,050
2016	100,200	100,050
and thereafter	1,194,050	1,192,261

Litigation

The Company is involved in various litigation arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows.

13.  DERIVATIVE INSTRUMENTS AND FOREIGN CURRENCY EXPOSURE

The Company has foreign currency exposure, principally through sales in Canada, Brazil, Asia and the UK, and production in Brazil, Mexico and China. Management has commenced a hedging program to partially offset this risk by purchasing forward contracts to sell the Canadian Dollar, Euro, British Pound and Chilean Peso.  Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. Management has decided not to hedge its long position in the Chinese Yuan or the Brazilian Real.

The Company accounts for its foreign exchange derivative instruments under guidance issued by the FASB addressing accounting for derivative instruments and hedging activities. This guidance requires recognition of all derivatives as either assets or liabilities at fair value and may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments. There were no derivatives outstanding as of January 31, 2011 and 2010.

Lakeland Industries, Inc
And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011 and 2010

14.  MANUFACTURING SEGMENT DATA

The Company manages its operations by evaluating its geographic locations. The Company’s North American operations include its facilities in Decatur, Alabama (primarily disposables, chemical suit and glove production), Jerez, Mexico (primarily disposables, chemical suit and glove production), St. Joseph, Missouri (primarily woven products) and Sinking Spring, Pennsylvania (primarily hi-visibility products).  The Company also maintains contract manufacturing facilities in China (primarily disposable and chemical suit production). The Company’s China facilities, Jerez, Mexico and Salvador, Brazil facilities produce the majority of the Company’s products. The accounting policies of these operating entities are the same as those described in Note 1. The Company evaluates the performance of these entities based on operating profit, which is defined as income before income taxes and other income and expenses. The Company has a small sales force in Canada and Europe who distribute products shipped from the United States and China. The table below represents information about reported manufacturing segments for the years noted therein:

	2011	2010

Net Sales:
North America and other foreign	$77,404,649	$75,274,796
China	32,772,369	19,473,004
India	1,718,665	824,083
Brazil	13,495,006	13,173,777
Less intersegment sales	(24,154,364)	(14,604,841)
Consolidated sales	$101,236,325	$94,140,819

Operating Profit:
North America and other foreign	$415,434	$21,288
China	4,218,791	2,578,057
India	(662,081)	(852,335)
Brazil	351,787	298,374
Less intersegment profit	(869,966)	412,123
Consolidated operating profit	$3,453,965	$2,457,507

Identifiable Assets:
North America and other foreign	$54,390,868	$53,233,159
China	18,917,133	14,133,006
India	4,470,389	3,875,781
Brazil	23,597,593	18,778,435
Consolidated assets	$101,375,983	$90,020,381

Depreciation:
North America and other foreign	$724,553	$790,555
China	309,508	320,999
India	440,297	420,141
Brazil	239,044	167,580
Consolidated depreciation	$1,713,402	$1,699,275

Lakeland Industries, Inc
And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011 and 2010

15.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS (In thousands, except for per share amounts):

	1/31/11	10/31/10	7/31/10	4/30/10
Net sales	$25,029	$26,293	$24,551	$25,363
Cost of sales	17,123	19,106	16,281	18,958
Gross profit	7,906	7,187	8,270	6,405
Net income (loss)	$1,096	$649	$572	$(1,346)
Basic and diluted income per common
Share
Basic	$0.20	$0.12	$0.11	$(0.25)
Diluted	$0.20	$0.12	$0.10	$(0.25)

	1/31/10	10/31/09	7/31/09	4/30/09
Net sales	$24,831	$22,285	$23,049	$23,976
Cost of sales	17,329	16,629	16,812	17,965
Gross profit	7,502	5,656	6,237	6,011
Net income	$1,115	$(190)	$8	$97
Basic and diluted income per common
Share
Basic	$0.20	$(0.03)	$0.00	$0.02
Diluted	$0.20	$(0.03)	$0.00	$0.02

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at Beginning of period	Charge to costs and expenses	Charged to other accounts	Additions / Deductions	Balance at end of period
Year ended January 31, 2011
Allowance for doubtful accounts (a)	$200,200			$9,900	$210,100

Allowance for slow moving inventory	$868,000			$627,000	$1,495,000

Year ended January 31, 2010
Allowance for doubtful accounts (a)	$104,500			$95,700	$200,200

Allowance for slow moving inventory	$657,000			$211,000	$868,000

(a) Deducted from accounts receivable

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2011. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2011, to ensure them that information relating to the Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our Chief Executive Officer and Chief Financial Officer have concluded that we do not have a material weakness over financial reporting as of January 31, 2011.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2011. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2011.

Since the Company now qualifies as a smaller reporting company, there is no longer an attestation requirement for management’s assessment of internal control by the Company’s independent auditors.

Changes in Internal Control over Financial Reporting

Lakeland Industries, Inc.’s management, with the participation of Lakeland Industries, Inc.’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the fourth quarter of FY11.  Based on that evaluation, management concluded that there have not been changes in Lakeland Industries, Inc.’s internal control over financial reporting during the fourth quarter of FY11 that have materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION - None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of the names and ages of all of our directors and executive officers, indicating all positions and offices they hold with us as of April 4, 2011. Our directors hold office for a three-year term and until their successors have been elected and qualified. Our executive officers hold offices for one year or until their successors are elected by our board of directors.

Name	Age	Position
Stephen M. Bachelder	59	Chairman of the Board of Directors
Christopher J. Ryan	58	Chief Executive Officer, President, Secretary and Director
Gary Pokrassa	63	Chief Financial Officer
Paul C. Smith	43	Vice President
Gregory D. Pontes	49	Vice President-Manufacturing
Charles D. Roberson	49	Vice President-International Sales
John J. Collins	67	Director
Eric O. Hallman	66	Director
A. John Kreft	60	Director
Duane W. Albro	63	Director
Thomas McAteer	58	Director

Stephen M. Bachelder was with Swiftview, Inc., a Portland, Oregon based software company, from 1999-2007 and President from 2002-2007. Swiftview, Inc. was sold to a private equity firm in October 2006. From 1991 to 1999, Mr. Bachelder advised technology companies in the Pacific Northwest. Mr. Bachelder was the president and owner of an apparel company, Bachelder Imports, from 1982 to 1991 and worked in executive positions for Giant Foods, Inc. and Pepsico, Inc. between 1976 and 1982. Mr. Bachelder is a 1976 Graduate of the Harvard Business School.  Mr. Bachelder has served as a director since 2004, and his term as a director will expire at our annual meeting of stockholders in June 2012.

Christopher J. Ryan has served as our Chief Executive Officer and President of Lakeland since February 1, 2004, Secretary since April 1991, General Counsel since February 2000 and a director since May 1986.  Mr. Ryan was our Executive Vice President - Finance from May 1986 until becoming our President on February 1, 2004, and his term as director will expire at our annual meeting of stockholders in 2011. Mr. Ryan also worked as a Corporate Finance Partner at Furman Selz Mager Dietz & Birney, Senior Vice President. Corporate Finance at Laidlaw Adams & Peck, Inc., Managing Corporate Finance Director of Brean Murray Foster Securities, Inc. and Senior Vice President Corporate Finance of Rodman & Renshaw, between 1983-1991, respectively. Mr. Ryan served as a Director of Lessing, Inc. from 1995-2008, a privately held restaurant chain based in New York. Mr. Ryan received his BA from Stanford University, his MBA from Columbia Business School and his J.D. from Vanderbilt Law School. Mr. Ryan is a member of the National Association of Corporate Directors (NACD).

Gary Pokrassa is a CPA with over 40 years experience in both public and private accounting.  Mr. Pokrassa was the CFO for Gristedes Foods, Inc. (AMEX-GRI) from 2000-2003 and Syndata Technologies from 1997-2000.  Mr. Pokrassa received a BS in Accounting from New York University and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

Paul C. Smith, has served as Vice President since February 1, 2004. Prior to that, Mr. Smith was our Northeast Regional Sales Manager since September 1998. From April 1994 until September 1998, Mr. Smith was a sales representative for the Metropolitan Merchandising and Sales Co.

Gregory D. Pontes has served as Vice President of Manufacturing since September 2006. He served as the Operations Manager from 2003-2006 and worked as Lakeland’s Senior Engineer from 1994-2003. Prior to joining Lakeland, Mr. Pontes worked at Kappler Inc. as their Project/Cost Engineer from 1989-1994.

Charles D. Roberson has served as Vice President-International Sales since March 2009.  Mr. Roberson joined Lakeland in 2004 as Technical Marketing Manager and later served as International Sales Manager.  Prior to joining Lakeland, Mr. Roberson was employed by Precision Fabrics Group, Inc. as a Market Manager from 1995-2001 and as a Nonwovens Manufacturing Manager from 1991-1995.  He began his career as a manufacturing manager for Burlington Industries, Inc. in its Menswear Division from 1985-1991.

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

Duane W. Albro currently serves as President and Chief Executive Officer of Warwick Valley Telephone Co. Through his early career, he served in executive and operational management capacities of increasing responsibility in the telecommunications industry for companies including New York Telephone, NYNEX and Bell Atlantic. He has also served in senior executive positions in the wireless cell phone refurbishing industry at Refinish LP; in the cable TV industry at Cablevision Systems Corp. and in the competitive telecommunications industry at Net2000 Communications.  He has been an active advocate for the use of technology in education having served on a White House Advisory Council on Technology in Education and provided testimony to Congress on the benefits of technology used in education. He has also served on the boards of several recognized universities and foundations, has participated in various philanthropic endeavors and economic development initiatives. He is a member of American Mensa Society and holds an MBA degree from New York Institute of Technology. Mr. Albro has served as a director since April 2009, and his term as a director will expire at our annual meeting of stockholders in 2013.

Thomas McAteer currently serves as a Senior Vice President and Regional Market Head for Aetna Better Health, Aetna’s Medicaid Division.  He is responsible for the East Region, and he has led an expansion that has seen growth of over 200% over the past three years. Prior to joining Schaller Anderson, Mr. McAteer served as the President and CEO of Vytra Health Plans.   In a 13-year career at Vytra, Mr. McAteer played an executive leadership role in growing Vytra from annual revenues of $70 million in 1993 to over $375 million in 2005.  In 2001, Mr. McAteer facilitated the sale of Vytra to HIP Health Plans and thereafter assumed the additional responsibilities of Executive Vice President for Brand Leadership, as well as joining the Executive Committee of the enterprise. Before joining Vytra, Mr. McAteer served as the Chief Deputy County Executive in Suffolk County, New York and prior to that as the Director of Human Resources for the Metropolitan Transportation Authority.

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

Compensation of Directors

Each nonemployee director receives a fee of $6,250 (committee chairmen receive an additional $500) per quarter plus per-meeting fees of $1,500 for in-person attendance or $500 for telephone attendance. Nonemployee directors are reimbursed for their reasonable expenses incurred in connection with attendance at or participation in such meetings. In addition, under our 1995 Director Plan, each nonemployee director who becomes a director is granted an option to purchase 5,000 shares of our common stock. Messrs. Kreft and Bachelder each received an option to purchase 5,000 shares of our common stock upon appointment to our Board of Directors in November 2004, Mr. Albro in April 2007 and Mr. McAteer in March 2011.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Leases

In October 2005, as part of the acquisition of Mifflin Valley, Inc. (merged into Lakeland Industries, Inc. on September 1, 2006), the Company entered into a five-year lease with Michael Gallen (a former employee) to lease an 18,520 sq. ft. manufacturing facility in Shillington, Pennsylvania for $55,560 annually or a per square foot rental of $3.00 with an annual increase of 3.5%.  This amount was obtained prior to the acquisition from an independent appraisal of the fair market rental value per square foot.  This lease expired July 31, 2010, and has not been renewed. The Company’s operations have been moved to a nearby space owned by a third-party lessor. In addition, the Company, commencing January 1, 2006, was renting 12,000 sq. ft. of warehouse space in a second location in Pennsylvania from this former employee, on a month-by-month basis, for the monthly amount of $3,350 or $3.35 per square foot annually. This lease also was terminated, and all operations moved to the new facility mentioned above.  Mifflin Valley, Inc. utilized the services of Gallen Insurance (an affiliate of Michael and Donna Gallen) to provide certain insurance in Pennsylvania.

On March 1, 1999, the Company entered into a one-year (renewable for four additional one-year terms) lease agreement with Harvey Pride, Jr., a former officer of the Company, for a 2,400 sq. ft. customer service office for $18,000 annually located next to the existing Decatur, Alabama facility mentioned above.  This lease was renewed on April 1, 2009 through March 31, 2011, with a 5% yearly increase in rental rate. In June 2010, the Company purchased this facility from Mr. Pride for $250,000, based on an independent appraisal.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

See the information under the caption “Report of the Audit Committee” in the Company’s Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:
1.	Consolidated Financial Statements (see Page 39 of this report which includes an index to the consolidated financial statements)

2. Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts (See page 64 of this report)

All other schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits:

Exhibit	Description

3.1	Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 8-K, filed April 15, 2008)

3.2	Bylaws of Lakeland Industries Inc., as amended (incorporated by reference to Exhibit 3.2 of Lakeland Industries, Inc.’s Form 8-K, filed April 15, 2008)

10.1
Amendment dated February 1, 2007, to the original lease Agreement, dated August 1, 2001, between Southwest Parkway, Inc., as lessor, and Lakeland Industries, Inc., as lessee  (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 10-K for FYE08, filed April 14, 2008)

10.2	Lakeland Industries, Inc. Stock Option Plan (incorporated by reference to Exhibit 10(n) of Lakeland’s Registration Statement on Form S-18 (File No. 33-7512 NY))

10.3
Employment Agreement, dated April 16, 2010, between Lakeland Industries, Inc. and Christopher J. Ryan (incorporated by reference to Exhibit 10.5 of Lakeland Industries, Inc. Form 10-K for FYE10, filed, April 16, 2010)

10.4
Employment Agreement, dated May 1, 2009, between Lakeland Industries, Inc. and Paul C. Smith (incorporated by reference to Exhibit 10.9 of Lakeland Industries, Inc. Form 10-K for FYE09 filed April 15, 2009)

10.5
Employment Agreement, dated January 31, 2010, between Lakeland Industries, Inc. and Gary Pokrassa,(incorporated by reference to Exhibit 10.10 of Lakeland Industries, Inc. Form 8-K filed January 15, 2010)

10.6
Asset Purchase Agreement, dated July 2005, between Lakeland Industries, Inc. and Mifflin Valley, Inc. and Lease Agreement and Employment Contract between Lakeland Industries, Inc. and Michael Gallen (incorporated by reference to Exhibit 10.15, 10.16 and 10.17 of Lakeland Industries, Inc.’s Quarterly Report on Form 10-Q filed September 7, 2005)

10.7
Lease Agreement, dated January 1, 2010, between Carlos Tornquist Bertrand, as lessor, and Lakeland Industries, Inc., as lessee for Lakeland Chile (incorporated by reference to Exhibit 10.13 of Lakeland Industries, Inc. Form 10-K for FYE10, filed April 16, 2010)

10.8
Lease Agreement, dated 2006, between Michael Robert Kendall, June Jarvis and Barnett Waddingham Trustees Limited, as lessor, and Lakeland Industries, Inc., as lessee (incorporated by reference to Exhibit 10.22 of Lakeland Industries, Inc.’s 10-K for the year ended January 31, 2007)

10.9
Modification letter dated January 15, 2010 modifying the original Lease Agreement, dated       November 10, 2008, between Mifflin Management, as Landlord, and Lakeland Industries, Inc., as Tenant, for the property at 312 Hendel Street, Shillington, PA (incorporated by reference to Exhibit 10.15 of Lakeland Industries, Inc. Form 10-K for FYE10, filed April 16, 2010)

10.10
Lease Agreement dated September 1, 2009, between LIK 5 Ballow LLC, as lessor, and Lakeland Industries, Inc., as lessee for Art Prom, LLC in Kazakhstan (incorporated by reference to Exhibit 10.17 of Lakeland Industries, Inc. Form 10-K for FYE10, filed April 16, 2010)

10.11
Lease Agreement Extension letter dated December 23, 2009, extending the original lease dated  February 5, 2007, between Gotham Enterprises & Affiliates, LLC, as lesssor, and Lakeland Industries, Inc., as lessee for Industrias Lakeland S.A. de C.V in Mexico (incorporated by reference to Exhibit 10.18 of Lakeland Industries, Inc. Form 10-K for FYE10, filed April 16, 2010)

10.12
Lease Agreement, dated August 19, 2009, between Acrilicos Palopoli S.A, as lessor, and Lakeland Argentina, SRL, as lessee (incorporated by reference to Exhibit 10.19 of Lakeland Industries, Inc. Form 10-K for FYE10, filed April 16, 2010)

10.13
Lease Agreement, dated June 2, 2009, between Beijing Yeshi Enterprise Group Co., Ltd, as lessor, and Lakeland (Beijing) Safety Products Limited, as lessee (incorporated by reference to Exhibit 10.20 of Lakeland Industries, Inc. Form 10-K for FYE10, filed April 16, 2010)

10.14	Lease Agreement, dated October 14, 2010, between South Heidelberg Partners, LP, as lessor, and Lakeland Industries, Inc., as lessee for Lakeland High Visibility Clothing in Pennsylvania (filed herein)

10.15	Lease Agreement, dated December 28, 2010, between Land Services, LLC, as lessor, and Lakeland Industries, Inc., as lessee for Lakeland Industries, Inc. (filed herein)

10.16	Settlement Statement, dated June 30, 2010, between Harvey Pride, Jr. and Lakeland Industries, Inc. for the property location 201 Pride Lane, Decatur, Alabama (filed herein)

10.17	Management Agreement, effective July 1, 2011, between Lakeland Industries, Inc. and Miguel Antonio dos Guimarães Bastos (filed herein)

10.18	Wholesaler Agreement between E. I. du Pont de Nemours and Lakeland Industries, Inc. dated January 31, 2011 (filed herein)

14.1	Amendment dated February 13, 2009, to the Lakeland Industries, Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 of Lakeland Industries, Inc. Form 10-K for FYE09 filed April 15, 2009)

21.1
Subsidiaries of Lakeland Industries, Inc. (wholly-owned):

Lakeland Protective Wear, Inc.
Lakeland Protective Real Estate
Industrias Lakeland S.A. de C.V.
Laidlaw, Adams & Peck, Inc. and Subsidiary (Weifang Meiyang Protective Products Co., Ltd.)
Weifang Lakeland Safety Products Co., Ltd.
QingDao Lakeland Protective Products Co., Ltd.
Lakeland Industries Europe Ltd.
Lakeland Glove and Safety Apparel Private Ltd.
Lakeland Industries, Inc. Agencia en Chile
Lakeland Brazil, S.A.
Lakeland Argentina, SRL
Art Prom, LLC
RussIndProtection, Ltd.
Lakeland (Beijing) Safety Products, Co., Ltd.
Lakeland (Hong Kong) Trading Co., Ltd.

23.1	Consent of Warren, Averett, Kimbrough & Marino, LLC, Independent Registered Public Accounting Firm

31.1	Certification of Christopher J. Ryan, Chief Executive Officer, President and Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Gary Pokrassa, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Christopher J. Ryan, Chief Executive Officer, President and Secretary, pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Gary Pokrassa, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________SIGNATURES_________________

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	April 7, 2011
LAKELAND INDUSTRIES, INC.

By:	/ s / Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Stephen M. Bachelder	Chairman of the Board	April 7, 2011
Stephen M. Bachelder

/s/ Christopher J. Ryan	Chief Executive Officer, President,	April 7, 2011
Christopher J. Ryan	Secretary and Director

/s/ Gary Pokrassa	Chief Financial Officer	April 7, 2011
Gary Pokrassa

/s/ Eric O. Hallman	Director	April 7, 2011
Eric O. Hallman

/s/ John J. Collins, Jr.	Director	April 7, 2011
John J. Collins, Jr.

/s/ John Kreft	Director	April 7, 2011
John Kreft

/s/ Duane W. Albro	Director	April 7, 2011
Duane W. Albro

/s/ Thomas McAteer	Director	April 7, 2011
Thomas McAteer