Form 10-Q
period 2011-04-30
LAKELAND INDUSTRIES INC
filed 2011-06-08
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

 (Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Nonaccelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).Yes☐   No ☒

As of July 31, 2010, the aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant was $38,991,451 based on the closing price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to  Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 6, 2011
Common Stock, $0.01 par value per share	5,224,881

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

The forward-looking statements in this 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us.  These statements are not statements of historical fact.  Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements.  Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	Our ability to obtain fabrics and components from suppliers and manufacturers at competitive prices or prices that vary from quarter to quarter;
•	Risks associated with our international manufacturing and start-up sales operations;
•	Potential fluctuations in foreign currency exchange rates;
•	Our ability to respond to rapid technological change;
•	Our ability to identify and complete acquisitions or future expansion;
•	Our ability to manage our growth;
•	Our ability to recruit and retain skilled employees, including our senior management;
•	Our ability to accurately estimate customer demand;
•	Competition from other companies, including some with greater resources;
•	Risks associated with sales to foreign buyers;
•	Restrictions on our financial and operating flexibility as a result of covenants in our credit facilities;
•	Our ability to obtain additional funding to expand or operate our business as planned;
•	The impact of a decline in federal funding for preparations for terrorist incidents;
•	The impact of potential product liability claims;
•	Liabilities under environmental laws and regulations;
•	Fluctuations in the price of our common stock;
•	Variations in our quarterly results of operations;
•	The cost of compliance with the Sarbanes-Oxley Act of 2002 and rules and regulations relating to corporate governance and public disclosure;
•	The significant influence of our directors and executive officer on our company and on matters subject to a vote of our stockholders;
•	The limited liquidity of our common stock;
•	The other factors referenced in this 10-Q, including, without limitation, the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2011	January 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,139,245	$6,074,505
Accounts receivable, net of allowance for doubtful accounts of $219,700 at April 30, 2011, and $210,100 at January 31, 2011	16,362,555	14,477,442
Inventories, net of reserves of $1,379,000 at April 30, 2011, and $1,495,000 at January 31, 2011	50,173,979	45,917,775
Deferred income taxes	2,296,942	2,296,941
Prepaid income and VAT tax	1,944,618	1,814,691
Other current assets	1,941,633	2,338,585
Total current assets	78,858,972	72,919,939

Property and equipment, net	14,234,450	13,901,389
Intangibles and other assets, net	8,838,240	8,256,904
Goodwill	6,575,292	6,297,751
Total assets	$108,506,954	$101,375,983
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,594,019	$6,503,935
Accrued compensation and benefits	1,532,674	1,411,599
Other accrued expenses	1,467,050	2,701,918
Current maturity of long-term debt	105,898	100,050
Total current liabilities	10,699,641	10,717,502
Borrowings under revolving credit facility	16,104,822	11,485,698
Construction loan payable, net of current maturity	1,659,057	1,592,461
VAT taxes payable long-term	3,311,710	3,309,811
Other liabilities	109,840	103,270
Total liabilities	31,885,070	27,208,742

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $.01 par; authorized 10,000,000 shares, issued and outstanding 5,581,322 shares at April 30, 2011, and 5,568,744 at January 31, 2011	55,813	55,687
Less treasury stock, at cost, 356,441 shares at April 30, 2011, and 314,441 shares at January 31, 2011	(3,352,291)	(3,012,920)
Additional paid-in capital	50,512,821	50,279,613
Retained earnings	27,356,440	26,193,049
Other comprehensive income	2,049,101	651,812
Total stockholders' equity	76,621,884	74,167,241
Total liabilities and stockholders’ equity	$108,506,954	$101,375,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	April 30,
	2011	2010
Net sales	$25,752,856	$25,362,718
Cost of goods sold	17,686,574	18,958,838
Gross profit	8,066,282	6,403,880
Operating expenses	6,514,640	6,113,510
Operating profit	1,551,642	290,370
VAT tax charge - Brazil	—	(1,583,247)
Interest and other income, net	49,477	12,774
Interest expense	118,381	86,029
Income (loss) before income taxes	1,482,738	(1,366,132)
Provision (benefit) for income taxes	319,347	(20,200)
Net income (loss)	$1,163,391	$(1,345,932)
Net income (loss) per common share:
Basic	$0.22	$(0.25)
Diluted	$0.22	$(0.25)
Weighted average common shares outstanding:
Basic	5,222,639	5,439,410
Diluted	5,334,165	5,465,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
  Three months ended April 30, 2011

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, January 31, 2011	5,568,744	$55,687	(314,441)	$(3,012,920)	$50,279,613	$26,193,049	$651,812	$74,167,241
Net income	—	—	—	—	—	1,163,391	—	1,163,391
Other Comprehensive Income	—	—	—	—	—	—	1,397,289	1,397,289
Stock-Based Compensation:
Grant of Director Stock Options	—	—	—	—	18,548	—	—	18,548
Restricted Stock issued at par	12,578	126	—	—	(126)	—	—	—
Restricted Stock Plan:
2006 Plan	—	—	—	—	3,486	—	—	3,486
2009 Plan	—	—	—	—	211,300	—	—	211,300
Stock Buy-back Program	—	—	(42,000)	(339,371)	—	—	—	(339,371)
Balance April 30, 2011	5,581,322	$55,813	(356,441)	$(3,352,291)	$50,512,821	$27,356,440	$2,049,101	$76,621,884

Total Comprehensive Income:
Net income	—	—	—	—	—	—	—	$1,163,391
Cash flow hedge in China	—	—	—	—	—	—	—	(67,353)
Foreign Exchange translation adjustments:
Qualytextil, SA, Brazil	—	—	—	—	—	—	$1,121,086	—
Canada	—	—	—	—	—	—	32,218	—
UK	—	—	—	—	—	—	160,724	—
China	—	—	—	—	—	—	138,663	—
Russia/Kazakhstan	—	—	—	—	—	—	11,951	1,464,642
Total Other Comprehensive Income	—	—	—	—	—	—		$1,397,289
Total Comprehensive Income	—	—	—	—	—	—		$2,560,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	April 30,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$1,163,391	$(1,345,932)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	220,969	17,788
Provision for doubtful accounts	9,600	(36,458)
Provision for inventory obsolescence	(116,000)	(8,157)
Depreciation and amortization	532,524	501,047
Brazil VAT tax expense	—	1,583,247
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,894,713)	(1,432,393)
(Increase) decrease in inventories	(4,140,204)	4,887,290
Decrease in other assets	615,816	216,352
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(23,710)	891,678
Net cash (used in) provided by operating activities	(3,632,327)	5,274,462

Cash Flows from Investing Activities:
Purchases of property and equipment	(578,508)	(94,455)
Net cash used in investing activities	(578,508)	(94,455)

Cash Flows from Financing Activities:
Other	14,264	—
Purchases of stock under stock repurchase program	(339,371)	—
Borrowings (payments) under loan agreements	4,600,682	(4,583,683)
Net cash provided by (used in) financing activities	4,275,575	(4,583,683)

Net increase in cash	64,740	596,324
Cash and cash equivalents at beginning of period	6,074,505	5,093,380
Cash and cash equivalents at end of period	$6,139,245	$5,689,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Business
Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is the United States. No customer accounted for more than 10% of net sales during the three-month periods ended April 30, 2011 and 2010, respectively.

2.      Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the consolidated financial information required therein.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2011.

The results of operations for the three-month period ended April 30, 2011, is not necessarily indicative of the results to be expected for the full year.

3.      Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4.      Inventories:
Inventories consist of the following:
	April 30,	January 31,
	2011	2011
Raw materials	$20,761,132	$17,963,902
Work-in-process	3,564,190	3,233,882
Finished goods	25,848,657	24,719,991
	$50,173,979	$45,917,775

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

The following table sets forth the computation of basic and diluted earnings per share at April 30, 2011 and 2010.

	Three Months Ended
	April 30,
	2011	2010
Numerator
Net income (loss)	$1,163,391	$(1,345,932)
Denominator
Denominator for basic earnings per share	$5,222,639	$5,439,410
(Weighted-average shares which reflect 352,194 and 125,322 weighted average common shares in the treasury as a result of the stock repurchase program for 2011 and 2010, respectively)
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	111,526	26,184
Denominator for diluted earnings per share	$5,334,165	$5,465,594
(adjusted weighted average shares)
Basic earnings (loss) per share	$0.22	$(0.25)
Diluted earnings (loss) per share	$0.22	$(0.25)

6.      Revolving Credit Facility
At April 30, 2011, the balance outstanding under our two-year revolving credit facility amounted to     $16.1 million. In January 2010, the Company entered into a new one-year $23.5 million revolving credit facility with TD Bank, N.A. In January 2011, TD Bank, N.A. agreed to a two-year extension to expire January 2013. The credit facility contains financial covenants including, but not limited to, fixed charge ratio, funded debt to EBIDTA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at April 30, 2011.

7.      Major Supplier
We purchased less than 10% of our raw materials from any one supplier during the three-month period ended April 30, 2011. In the past, we purchased approximately 75% of our raw material from DuPont. The nature of the relationship has changed to buying finished goods from DuPont as opposed to raw material and becoming a master distributor. Required similar raw materials could be purchased from other sources although the Company’s competitive position in the marketplace could be affected.

8.      Employee Stock Compensation
The Company’s Director’s Plan permits the grant of share options and shares to its Directors for up to 60,000 shares of common stock as stock compensation.  All stock options under this Plan are granted at the fair market value of the common stock at the grant date.  This date is fixed only once a year upon a Board Member’s re-election to the Board at the Annual Stockholders’ meeting, which is the third Wednesday in June pursuant to the Director’s Plan and our Company By-Laws.  Directors’ stock options vest ratably over a six-month period and generally expire 6 years from the grant date.

The following table represents our stock options granted, exercised and forfeited during the first quarter of fiscal 2012.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2011	12,200	$9.02	3.61 years	$17,030
Outstanding at April 30, 2011	17,200	$8.81	4.08 years	$13,270
Exercisable at April 30, 2011	12,200	$9.02	3.20 years	$14,570

Restricted Stock Plan and Performance Equity Plan

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

Under the 2009 Equity Incentive Plan, the Company has granted up to a maximum of 230,984 restricted stock awards as of April 30, 2011. All of these restricted stock awards are nonvested at April 30, 2011 (171,916 shares at “baseline”), and have a weighted average grant date fair value of $8.00. Under the 2006 Equity Incentive Plan, there are also outstanding as of April 30, 2011, unvested grants of 838 shares under the stock purchase match program. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of April 30, 2011, unrecognized stock-based compensation expense related to restricted stock awards totaled $1,025,591, consisting of $543 remaining under the 2006 Equity Incentive Plan and $1,025,048 under the 2009 Equity Incentive Plan, before income taxes, based on the maximum performance award level, less what has been charged to expense on a cumulative basis through April 30, 2011, which was set at baseline. Such unrecognized stock-based compensation expense related to restricted stock awards totaled $552,500 at the baseline performance level. The cost of these nonvested awards is expected to be recognized over a weighted-average period of three years.  The board has estimated its current performance level to be at the baseline level, and expenses have been recorded accordingly. The performance based awards are not considered stock equivalents for Earnings Per Share (“EPS”) calculation purposes.

Stock-Based Compensation

The Company recognized total stock-based compensation costs of $220,968 and $17,788 for the three months ended April 30, 2011 and 2010, respectively, of which $3,486 and $17,788 results from the 2006 Equity Incentive Plan for the three months ended April 30, 2011 and 2010, respectively, $211,300 and $0, respectively, from the 2009 Equity Incentive Plan and $6,182 and $0, respectively, from the Director Option Plan.  These amounts are reflected in selling, general and administrative expenses.  The total income tax benefit recognized for stock-based compensation arrangements was $80,653 and $6,403 for the three months ended April 30, 2011 and 2010, respectively.

9.      Manufacturing Segment Data

Domestic and international sales are as follows in millions of dollars:

	Three Months Ended
	April 30,
	2011		2010
Domestic	$14.7	57.1%	$15.6	61.6%
International	11.1	42.9%	9.8	38.4%
Total	$25.8	100%	$25.4	100%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Decatur, Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products), Celaya, Mexico (primarily disposable, glove and chemical suit production) and St. Joseph, Missouri and Sinking Spring, Pennsylvania (primarily woven products production). We also maintain three manufacturing facilities in China (primarily disposable and chemical suit production) and a glove manufacturing facility in New Delhi, India. Our China facilities and our Decatur, Alabama facility produce the majority of the Company’s products. The accounting policies of these operating entities are the same as those described in Note 1 to our Annual Report on Form 10-K for the year ended January 31, 2011. We evaluate the performance of these entities based on operating profit which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in Canada, Europe, Chile and China which sell and distribute products shipped from the United States, Mexico or China. The table below represents information about reported manufacturing segments for the three-month periods noted therein:

Three Months Ended April 30,
(in millions of dollars)	2011	2010
Net Sales:
North America and other foreign	$20.2	$20.5
Brazil	4.1	2.9
China	6.6	6.4
India	0.2	0.5
Less intersegment sales	(5.3)	(4.9)
Consolidated sales	$25.8	$25.4
Operating Profit:
North America and other foreign	$0.6	$(0.4)
Brazil	0.1	0.1
China	0.7	0.7
India	(0.2)	(0.2)
Less intersegment profit	0.4	0.1
Consolidated profit	$1.6	$0.3
Identifiable Assets (at Balance Sheet date):
North America and other foreign	$56.3	$50.4
Brazil	27.0	21.2
China	20.5	15.6
India	4.7	4.9
Consolidated assets	$108.5	$92.1
Depreciation and Amortization Expense:
North America and other foreign	$0.2	$0.2
Brazil	0.1	0.1
China	0.1	0.1
India	0.1	0.1
Consolidated depreciation expense	$0.5	$0.5

10.  Income Tax Audit/Change in Accounting Estimate

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

There was no activity during FY11 or FY12, and the uncertain tax liability at April 30, 2011, was $0.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense.

The Company is subject to US federal income tax, as well as income tax in multiple US state and local jurisdictions and a number of foreign jurisdictions. The Company’s federal income tax returns for FY03, FY04, FY05 and FY07 have been audited by the Internal Revenue Service (“IRS”).

An audit of the FY07 has been completed by the IRS. The Company has received a final “No Change Letter” from the IRS for FY07. The Company has received notice from the IRS that it will shortly commence an audit for the FY09 tax return.

Our three major foreign tax jurisdictions are China, Canada and Brazil. According to China tax regulatory framework, there is no statute of limitation on fraud or any criminal activities to deceive tax authorities. However, the general practice is going back five years, and general practice for records maintenance is 15 years.  Our China subsidiaries were audited during the tax year 2007 for the tax years 2006, 2005 and 2004. Those audits were conducted in the ordinary course of business. China tax authorities did not perform tax audits in the ordinary course of business during tax years 2008, 2009, 2010 or during the current year as of current filing date. China tax authorities performed a fraud audit, but the scope was limited to the fraud activities found in late FY09. This audit covered tax years from 2003 through 2008. We have reached a settlement with the Chinese Government in January 2009. China tax authorities have performed limited reviews on all China subsidiaries as of tax years 2008, 2009 and 2010 with no significant issues noted. We believe our tax positions are reasonably stated, and we do not anticipate any future tax liability from FY2012 or earlier operations.

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

11.  Related Party Transactions
None.

12. Derivative Instruments and Foreign Currency Exposure

The Company has foreign currency exposure, principally through sales in Canada, Brazil, China, Argentina, Chile and the UK, and production in Brazil, Mexico and China. Management has commenced a hedging program to partially offset this risk by purchasing forward contracts to sell the Canadian Dollar, the Chilean Peso, the Euro, the Great Britain Pound and the Argentina Peso other than the cash flow hedge discussed below. Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. Management has decided not to hedge its long position in the Chinese Yuan or the Brazilian Real.

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

We limit these risks by following established risk management policies and procedures by utilizing derivative financial instruments. Currently, we have two types of derivatives to manage the risk of foreign currency fluctuations. We enter into forward contracts with financial institutions to manage our currency exposure related to net or certain assets and liabilities denominated in foreign currencies, and those forward contracts are generally settled quarterly. Gain and loss on forward contracts are including current earnings. We also enter cash flow hedge contracts with financial institutions to manage our currency exposure on future cash payments denominated in foreign currencies. The effective portion of gain or loss on cash flow hedge is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The equivalent in USD of notional amounts that we designated as fair value hedge for Q1FY12 and Q1FY11 are $2,871,547 and $1,161,609, respectively, and gain (loss) is $(186,230) and $(54,969), respectively. Our outstanding equivalent in USD of notional amount in cash flow hedge as of Q1FY12 is $2,131,622, gain (loss) reported in other comprehensive income is $(67,354), and there is no gain (loss) reported in current earnings during Q1FY12. We expect some gain (loss) will be reflected in next reporting quarter. The cash flow hedge is designed to hedge the payments made in Euros to our China subsidiaries.

13. VAT Tax Issue in Brazil

From early in 2004 to April 2009, Lakeland Brasil, S.A. (“Qualytextil,” “QT”) imported its raw materials through the port of Recife (in the state of Pernambuco, neighboring the state of Bahia where the QT plant is located). QT paid an import broker in Recife the proper taxes and then trucked the goods to Salvador, Bahia, Brazil. QT obtained a legal opinion at the time and relied on this in good faith.

In October 2009, QT received an audit notice from Bahia claiming the taxes paid to Recife/Pernambuco should have been paid to Bahia in the amount of R$4.8 million and assessed fines and interest of an additional R$5.9 million for a total of R$10.7 million (approximately US$2.6 million, $3.2 million and $5.8 million, respectively).

Bahia had announced an amnesty for this tax whereby the taxes claimed were paid by the end of the month of May 2010, and the interest and penalties were forgiven. According to fiscal regulation of Brazil, this amnesty payment has been partially recouped as credits against future taxes due. Since the amounts were paid as tax on the import of goods, Bahia has allowed this amnesty payment to be recouped as credits against future taxes due.

Of these claims, our attorney informs us that R$1.0 million (US$0.5 million) will be successfully defended based on a lapse of statute of limitations and R$0.3 million (US$0.2 million) based on state auditor misunderstanding. A small amount of R$0.2 million (US$0.1 million) was paid by amnesty defended by another attorney. This amount is already included in the total amnesty program (R$3.5 million) (US$1.9 million).

The total taxes paid into the amnesty program on May 31st were R$3.5 million (US$1.9 million).

Amounts from Preacquisition Period; Escrow
The asserted tax claims of R$4.8 million (R$10.7 million with penalty and interest) (US$2.9 million and $6.5 million, respectively) all relate to imports during the period 2004-2006, prior to the QT acquisition by the Company in May 2008. At the closing, there were several escrow funds established to protect Lakeland from contingencies as discussed herein. The available escrow funds have a current balance totaling R$2.8 million (US$1.7 million). One seller has released his escrow with a balance of R$1.0 million (US$0.6 million). Lakeland Industries, Inc. (Lakeland) has filed a claim against the remaining funds in escrow.

Future Accounting for Funds
Following payment into the amnesty program, the taxes will be partially recouped via credits against future taxes due. There is expected to be the following costs:
	(R$ millions)	(US$ millions )
1) Loss of “desenvolve” (a)	$1.5	$0.9
2) Interest costs	0.4	0.2
3) Legal fees	0.5	0.3
TOTAL	$2.4	$1.4

These costs will be assessed against the credits and should serve to recoup these costs or lost incentives back to QT Lakeland Industries, Inc. from the escrow but are considered opportunity costs or future costs and have not been charged to expense currently.

New VAT Claim for 2007/2009 Period
There is additional exposure for the periods 2007-2009 in the amount of R$6.0 million (US$3.3 million). Of this amount, R$3.9 million (US$2.4 million) relates to the 2007-2008 period.

An audit for the 2007-2008 period has been completed by the State of Bahia. In October 2010, the Company received a claim from the State of Bahia for taxes of R$6.2 million (US$3.8 million) and fines and penalties of R$4.9 million (US$3.0 million), for a total of R$11.1 million (US$6.7 million), which had been expected per above. The Company intends to defend and wait for the next amnesty period.  Of these claims, our attorney informs us that R$0.48 million (US$0.3 million) will be successfully defended based on state auditor misunderstanding.

Company counsel advises the Company that in his opinion the next amnesty will come before the end of the judicial process. There has been a long history in Bahia of the state declaring such amnesty periods every two to three years going back 25 years. The litigation process begins as two separate administrative proceedings and, after a period of time, must be switched to a formal court judicial proceeding. At the commencement of the formal court proceedings, the Company will have to remit a “judicial deposit” covering the exposure from 2007-2008 in taxes of approximately R$3.9 million (US$2.4 million) plus assessed fines and interest bringing the judicial deposit needed to approximately R$7.3 million (US$4.4 million). Estimated time period to Judicial Court deposit is 1.5-2 years. This does not necessarily have to be all cash. The Court will accept a pledge of the real estate (approximately R$3 million) (US$1.8 million), and management believes it will be able to obtain a bank guaranty from Brazilian banks for up to R$5 million (US$3.0 million) for a relatively nominal fee of approximately 3% to 4% per year. Notice for audit for 2009 has not been received, and the Company intends to follow the same process related to that year.

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

•
If after judicial process commences - the amount of the judicial deposit previously remitted would be reclassified to the taxes at issue, and the excess submitted to cover fines and interest would be refunded to QT. As above, the taxes would be recouped via credits against future taxes on future imports but we would lose desenvolve and interest.

•
The desenvolve is scheduled to expire on February 2013 and will be partially phased out starting February 2011. Based on the anticipated timing of the next amnesty, there may be little amounts of lost desenvolve since it would largely expire on its own terms in any case.

Statement of Operations Treatment

There is a R$2.9 million (US$1.6 million) charge to expense as a result of this issue determined as follows (based on exchange rates in effect at the time):

	Millions
	R$	US$
Total to be paid not available for: credit:
Asserted claims	$1.4	$0.8
Unasserted claims	2.5	1.3
	3.9	2.1
Escrow funds released	(1.0)	(0.5)
Charge to expense	$2.9	$1.6
Escrow funds available:
Total escrow funds	$2.8	$1.6
Escrow released in May	(1.0)	(0.5)
Remaining funds in escrow	$1.8	$1.1

This new claim for 2007-2009 is in the amount of approximately $3.3 million. Lakeland intends to apply for amnesty and make any necessary payments upon the forthcoming amnesty periods imposed by the local Brazilian authorities. Of this $3.3 million exposure, $1.9 million is eligible for future credit. The $1.3 million balance is subject to indemnification from the Seller, and the Company is in the process of pursuing this claim through an arbitration proceeding in progress. Also, there is $0.1 million our attorney informs us this is a mistake made by the state auditor which he believes will be successfully defended.

Possible Recourse Actions
The Company’s counsel has reviewed potential actions against sellers under indemnification proceedings, including possible claims on postacquisition exposure resulting from misrepresentations and has begun arbitration proceedings against two of the selling stockholders. The Company is also evaluating potential action for recourse against other parties involved in the original transactions.

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

Balance Sheet Treatment

The Company has reflected the above items on its balance sheet as follows:

		(R$ millions)		US$ millions
Current assets	Prepaid taxes	$0.6	(a)	$0.4
Noncurrent assets	VAT taxes payable	$3.5		$2.1
Long-term liabilities	Taxes payable	$6.0		$3.2
(a) Originally recorded at $R2.1 million and USD $1.1 million when paid into amnesty in May 2010. Balances remaining and included on April 30, 2011, balance sheet are $0.5 million and USD $0.33 million. The reduction represents credits offset against current VAT taxes due for current purchases.

14. License Agreement with DuPont

Effective May 17, 2010, a trademark License Agreement was signed which changed the commercial relationship between E.I. du Pont de Nemours and Company (“DuPont”) and Lakeland with regard to the sale of Tyvek® and Tychem®.

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

Nonetheless, in certain instances where Lakeland makes customized garments not made by DuPont, DuPont will continue to sell Tyvek® and Tychem® fabrics to Lakeland. These new agreements are transition agreements until Lakeland sells the remainder of its Tyvek® and Tychem® raw material and finished goods inventories, estimated to be by this fiscal year end. Thereafter, DuPont and Lakeland intend to sign a multiyear agreement, which would be similar to the above arrangement with potential modifications between the parties based upon experience during this interim period.

15. Brazil Management and Share Purchase Agreement

On May 19, 2010, the president and V.P. of Operations (the “two terminated sellers”) of Qualytextil, S.A. (“QT”), Lakeland’s Brazil subsidiary, were terminated for cause as a result of numerous documented breaches of their Management Agreements (“MA”) with QT and misrepresentations in their Share Purchase Agreement (“SPA”) with Lakeland. As a result of these breaches and misrepresentations, Lakeland will take the position that it is not obligated to pay their share or 65% of any Supplemental Purchase Price (“SPP”) due in 2011 pursuant to the SPA. These two sellers’ shares constitute 35% and 30%, respectively, of the SPP totals, if any, which may be due under the SPA. The former Chief Financial Officer of QT has been promoted to President of QT. He holds the remaining 35% of the SPA and SPP totals.

Lakeland and the two terminated sellers unsuccessfully attempted to negotiate a settlement. The claim is now in arbitration. Lakeland has asserted further damages in such arbitration proceeding as more fully discussed in Note 13. The legal and professional fees incurred in this matter are contingency based.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following summary together with the more detailed business information and consolidated financial statements and related notes that appeared in our Form 10-K and Annual Report and in the documents that were incorporated by reference into our Form 10-K for the year ended January 31, 2011. This Form 10-Q may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements.

Overview
We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing market. Our products are sold by our in-house customer service group, our regional sales managers and independent sales representatives to a network of over 1,200 North American safety and mill supply distributors. These distributors in turn supply end user industrial customers, such as integrated oil, chemical/petrochemical, utilities, automobile, steel, glass, construction, smelting, munition plants, janitorial, pharmaceutical, mortuaries and high technology electronics manufacturers, as well as scientific and medical laboratories. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control.

We have operated manufacturing facilities in Mexico since 1995, in China since 1996, in India since 2007 and in Brazil since 2008. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. We have completed the moving of production of our reusable woven garments and gloves to these facilities and completed this process by the second quarter of FY10. As a result, we have seen cost improvements for these particular product lines as well. As a result, we expect to see continuing profit margin improvements for these product lines over time.

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

Revenue Recognition. The Company derives its sales primarily from its limited use/disposable protective clothing and secondarily from its sales of high-end chemical protective suits, fire fighting and heat protective apparel, gloves and arm guards and reusable woven garments. Sales are recognized when goods are shipped, at which time title and the risk of loss passes to the customer. Sales are reduced for sales returns and allowances. Payment terms are generally net 30 days for United States sales and net 90 days for international sales.

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

Valuation of Goodwill and Other Intangible Assets. Goodwill and indefinite lived, intangible assets are tested for impairment at least annually; however, these tests may be performed more frequently when events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill impairment is evaluated utilizing a two-step process as required by US GAAP.  Factors that the Company considers important that could identify a potential impairment include: significant underperformance relative to expected historical or projected future operating results; significant changes in the overall business strategy; and significant negative industry or economic trends. The Company measures any potential impairment- based market quotes, if available, on a projected discounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results.

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

Significant Balance Sheet Fluctuation April 30, 2011, As Compared to January 31, 2011
Cash increased by $0.1 million as borrowings under the revolving credit facility increased by $4.6 million at April 30, 2011. Accounts receivable increased by $1.9 million as sales for the three months ended April 30, 2011, increased by 3% from the three months ended January 31, 2011. Inventory increased by   $4.3 million, including a decrease in intercompany profit elimination of $0.3 million or $0.06 per share. $2.3 million of this increase was in Brazil, of which $0.5 million resulted from exchange rate differences and $1.8 million resulted from increased raw material orders in anticipation of larger orders later in the year. Other assets decreased by $1.4 million, mainly due to VAT and other taxes refundable in Europe and China and the use of prepaid VAT tax credits resulting from last year’s payment to the amnesty program in Brazil.

As a result of the VAT tax issue in Brazil as disclosed herein, as of April 30, 2011, we have recorded additional current assets for prepaid taxes of $0.5 million and noncurrent deferred taxes asset and long-term liability VAT tax payable of USD$3.2 million.

At April 30, 2011, the Company had an outstanding loan balance of $16.1 million under its facility with TD Bank, N.A. compared with $11.5 million at January 2011.  Total stockholders’ equity increased $2.5 million principally due to the net income for the period of $1.2 million and the changes in foreign exchange translations in other comprehensive income of $1.4 million.

Three months ended April 30, 2011, As Compared to the Three Months Ended April 30, 2010
Net Sales. Net sales increased $0.4 million, or 1.5% to $25.8 million for the three months ended April 30, 2011, from $25.4 million for the three months ended April 30, 2010.  The net increase was due to an increase of $1.4 million in foreign sales, offset by a $0.9 million decrease in domestic sales. External sales from China were flat with the year ago period. This is due in large part to a decline in direct container shipments to the US, resulting from high stock levels at larger customers in the US after the Gulf oil spill. Domestic sales in China and to the Asia Pacific Rim remain strong. UK sales increased by $0.6 million, or 48.7%. Chile sales increased by 13%. US domestic sales of disposables decreased by $1.9 million, but chemical suit sales increased by $0.1 million, wovens increased by $0.4 million, reflective sales increased by $0.1 million and glove sales increased by $0.1 million. Sales in Brazil increased by $1.1 million, an increase of 39.3%.

Gross Profit. Gross profit increased $1.7 million, or 26%, to $8.1 million for the three months ended April 30, 2011, from $6.4 million for the three months ended April 30, 2010. Gross profit as a percentage of net sales increased to 31.3% for the three months ended April 30, 2011, from 25.2% for the three months ended April 30, 2010. Major factors driving the changes in gross margins were:

•	Disposables gross margins increased $0.5 million over last year resulting from a better mix and price increases
•	Chemical division margin increased 13.2 percentage points over last year resulting from sales mix
•	Canada gross margin increased 3.7 percentage points over last year due to sales mix and favorable exchange rates
•	Wovens division margins increased 16.0 percentage points due to better volume and mix
•	Reflective division margins increased 6.6 percentage points over last year reflecting better mix
•	Brazil’s gross margins were 39.3% this year compared with 49.4% last year. Last year included a large contract with higher margins
•	India lost $0.2 million at the gross level compared with a loss of $0.1 million last year. Lack of sales volume continues to be an issue

Operating Expenses. Operating expenses increased $0.4 million, or 6.6%, to $6.5 million for the three months ended April 30, 2011, from $6.1 million for the three months ended April 30, 2010.  As a percentage of sales, operating expenses increased to 25.3% for the three months ended April 30, 2011, from 24.1% for the three months ended April 30, 2010.  The $0.4 million increase in operating expenses in the three months ended April 30, 2011, as compared to the three months ended April 30, 2010, was comprised of:
$0.2	million increased equity compensation resulting from prior year classified at zero performance level and current year elections for bonuses in stock
$0.1	million increase in professional and consulting fees, mainly in Brazil
$0.1	million miscellaneous increases
$0.1	million increase in payroll taxes, mainly in Brazil
$0.1	million increase in R & D expenses resulting from worldwide product development
$0.1	million increase in officer salaries, resulting from cessation of 8% voluntary reductions and the addition of a new sales officer
$0.1	million increase in freight out resulting from higher volume, mostly in Brazil, which runs higher freight costs
$(0.2)	million reduction in currency fluctuation expense resulting from a swing from a 0.1 charge last year to a 0.1 gain this year
$(0.2)	million reduction in commission costs resulting from restructuring the sales staff

Operating profit. Operating profit increased 434% to $1.6 million for the three months ended April 30, 2011, from $0.3 million for the three months ended April 30, 2010. Operating margins were 6.0% for the three months ended April 30, 2011, compared to 1.1% for the three months ended April 30, 2010.

Interest Expenses.  Interest expenses increased slightly for the three months ended April 30, 2011, as compared to the three months ended April 30, 2010, due to higher borrowing levels outstanding, offset by lower rates.

Income Tax Expense.  Income tax expenses consist of federal, state and foreign income taxes.  Income tax expenses increased $0.3 million to $0.3 million for the three months ended April 30, 2011, from $0.0 million for the three months ended April 30, 2010. Our effective tax rates were 21.5% for Q1FY12 and not meaningful for Q1FY11. Our effective tax rate for Q1FY11 was due to goodwill write-offs in Brazil and tax benefits from India resulting from “check the box” in the US and the $1.6 million charge for VAT tax expense in Brazil.

 Net Income (Loss).  Net income increased $2.5 million to an income of $1.2 million for the three months ended April 30, 2011, from a loss of $1.3 million for the three months ended April 30, 2010. The increase in net income primarily resulted from the $1.6 million charge for VAT tax expense in Brazil in the prior year and stronger volume and margins in the current year.

Liquidity and Capital Resources
Cash Flows. As of April 30, 2011, we had cash and cash equivalents of $6.1 million and working capital of $68.2 million. Cash and cash equivalents increased $0.1 million, and working capital increased $6.0 million from January 31, 2011. Our primary sources of funds for conducting our business activities have been cash flow provided by operations and borrowings under our credit facilities described below.  We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

Net cash used in operating activities of $3.6 million for the three months ended April 30, 2011, was due primarily to net income from operations of $1.2 million, offset by an increase in inventories of $4.1 million and an increase in accounts receivable of $1.9 million. Net cash used in investing activities of $0.6 million in the three months ended April 30, 2011, was due to purchases of property and equipment and expansion in Brazil.

We currently have one credit facility, a $23.5 million revolving credit, of which $16.1 million of borrowings were outstanding as of April 30, 2011.  Our credit facility requires that we comply with specified financial covenants relating to fixed charge ratio, funded debt to EBIDTA coverage and inventory and accounts receivable collateral coverage ratios.  These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business.  Default under our credit facility would allow the lender to declare all amounts outstanding to be immediately due and payable.  Our lender has a security interest in substantially all of our assets to secure the debt under our credit facility.  As of April 30, 2011, we were in compliance with all covenants contained in our credit facility.

We believe that our current cash position of $6.1 million, our cash flow from operations, along with borrowing availability under our $23.5 million revolving credit facility, will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

Capital Expenditures. Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment and leasehold improvements. Our facilities in China are not encumbered by commercial bank mortgages and, thus, Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. We expect our capital expenditures to be approximately $1.5 million to purchase our capital equipment which primarily consists of computer equipment and apparel manufacturing equipment, and an additional $0.7 million to purchase land in Brazil for future expansion. We are also considering further capital expansion in Mexico and Argentina, which could be approximately $3.0 million. We are currently negotiating with our bank to provide additional financing for this.

Foreign Currency Exposure.  The Company has foreign currency exposure, principally through its investment in Brazil, sales in China, Canada and the UK and production in Mexico and China.  Management has commenced a hedging program to offset this risk by purchasing forward contracts to sell the Canadian Dollar, Chilean Peso, Euro and Great Britain Pound.  Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company.  Management has decided not to hedge its long position in the Chinese Yuan or Brazilian Real. We have begun in Q1 a cash flow hedging program in China hedging Euros against the Chinese Yuan relating to production from China sold to the UK.

Health Care Reform.  During March 2010, a comprehensive health care reform legislation was signed into law in the US under the Patient Protection and Affordable Care Act, as amended  by the Health Care and Education Reconciliation Act of 2010 (the “Acts”).  Included among the major provisions of the law is a change in tax treatment of the federal drug subsidy paid with respect to Medicare-eligible retirees.  This change did not have a significant impact because the Company operates its principal drug plan for Medicare-eligible retirees as secondary to Medicare and manages Medicare Part D reimbursement through a third- party administrator.  The effect of the Acts on the Company’s other long-term employee benefit obligation and cost depends on finalization of related regulatory requirements.  The Company will continue to monitor and assess the effect of the Acts as the regulatory requirements are finalized.

Item 3.                              Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

Item 4.                              Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of the our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30, 2011. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2011, for the reasons discussed below, to ensure them that information relating to the Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our Chief Executive Officer and Chief Financial Officer have concluded that we no longer have a material weakness over our China operations and financial reporting as of April 30, 2011.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2011. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2011.

Since the Company now qualifies as a smaller reporting company, there is no longer an attestation requirement for management’s assessment of internal control by the Company’s independent auditors.

Changes in Internal Control over Financial Reporting

Lakeland Industries, Inc.’s management, with the participation of Lakeland Industries, Inc.’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the first quarter of fiscal 2012.  Based on that evaluation, management concluded that there have not been changes in Lakeland Industries, Inc.’s internal control over financial reporting during the first quarter of 2011 that have materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1. 2. 3. and 5. are not applicable.

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

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: June 8, 2011	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President and Secretary
(Principal Executive Officer and Authorized Signatory)

Date: June 8, 2011	/s/Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)