Form 10-Q
period 2011-07-31
LAKELAND INDUSTRIES INC
filed 2011-09-08
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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
Yes ☐   No ☒

As of July 31, 2011, the aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant was $33,836,435 based on the closing price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 6, 2011
Common Stock, $0.01 par value per share	5,225,237

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2011	January 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,660,525	$6,074,505
Accounts receivable, net of allowance for doubtful accounts of $312,900 at July 31, 2011, and $210,100 at January 31, 2011	16,700,175	14,477,442
Inventories, net of reserves of $1,386,000 at July 31, 2011, and $1,495,000 at January 31, 2011	50,580,548	45,917,775
Deferred income taxes	2,274,830	2,296,941
Prepaid income and VAT tax	1,476,339	1,814,691
Other current assets	2,166,486	2,338,585
Total current assets	79,858,903	72,919,939

Property and equipment, net	14,490,120	13,901,389
Intangibles and other assets, net	9,053,403	8,256,904
Goodwill	6,625,974	6,297,751
Total assets	$110,028,400	$101,375,983
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,675,508	$6,503,935
Accrued compensation and benefits	1,939,763	1,411,599
Other accrued expenses	1,331,463	2,701,918
Current maturity of long-term debt	504,658	100,050
Total current liabilities	10,451,392	10,717,502
Borrowings under revolving credit facility	16,081,015	11,485,698
Long-term debt, net of current maturity	2,713,484	1,592,461
VAT taxes payable long-term	3,314,445	3,309,811
Other liabilities	111,039	103,270
Total liabilities	32,671,375	27,208,742

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $.01 par; authorized 10,000,000 shares, Issued, 5,581,678 and 5,568,744; outstanding, 5,225,237 and 5,254,303 at July 31, 2011 and January 31, 2011, respectively	55,817	55,687
Treasury stock, at cost, 356,441 shares at July 31, 2011, and 314,441 shares at January 31, 2011	(3,352,291)	(3,012,920)
Additional paid-in capital	50,600,027	50,279,613
Retained earnings	27,940,238	26,193,049
Accumulated other comprehensive income	2,113,234	651,812
Total stockholders' equity	77,357,025	74,167,241
Total liabilities and stockholders’ equity	$110,028,400	$101,375,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	July 31,		July 31,
	2011	2010	2011	2010
Net sales	$26,182,215	$24,551,397	$51,935,071	$49,914,115
Cost of goods sold	18,355,124	16,279,703	36,041,697	35,238,541
Gross profit	7,827,091	8,271,694	15,893,374	14,675,574
Operating expenses	7,053,178	7,431,288	13,567,818	13,544,798
Operating profit	773,913	840,406	2,325,556	1,130,776
VAT tax charge - Brazil	—	—	—	(1,583,247)
Interest and other income, net	19,447	22,229	68,923	35,003
Interest expense	140,251	92,244	258,632	178,273
Income (loss) before income taxes	653,109	770,391	2,135,847	(595,741)
Provision for income taxes	69,311	197,959	388,658	177,759
Net income (loss)	$583,798	$572,432	$1,747,189	$(773,500)
Net income (loss) per common share:
Basic	$0.11	$0.11	$0.33	$(0.14)
Diluted	$0.11	$0.10	$0.33	$(0.14)
Weighted average common shares outstanding:
Basic	5,225,020	5,440,411	5,223,890	5,439,921
Diluted	5,345,728	5,533,196	5,340,978	5,526,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
Three and Six months ended July 31, 2011

	Three Months Ended		Six Months Ended
	July 31		July 31
	2011	2010	2011	2010
Net income (Loss)	$583,798	$572,432	$1,747,189	$(773,500)
Other Comprehensive Income (Loss):
Cash flow hedge in China	(67,354)	—	(8,098)	—
Foreign Exchange translation adjustments:
Lakeland Brazil, S.A.	104,813	(363,203)	$1,225,899	828,810
Canada	(6,839)	(6,953)	25,379	22,466
United Kingdom	(55,066)	(122,154)	105,659	(108,510)
China	90,459	4,955	102,512	4,973
Russia/Kazakhstan	(1,880)	—	10,071	—
Total Other Comprehensive Income (Loss)	64,133	(487,355)	1,461,422	747,739
Total Comprehensive Income (Loss)	$647,931	$85,077	$3,208,611	$(25,761)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
Six months ended July 31, 2011

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, January 31, 2011	5,568,744	$55,687	(314,441)	$(3,012,920)	$50,279,613	$26,193,049	$651,812	$74,167,241
Net income	—	—	—	—	—	1,747,189	—	1,747,189
Other Comprehensive Income	—	—	—	—	—	—	1,461,422	1,461,422
Stock-Based Compensation:
Grant of Director Stock Options	—	—	—	—	18,548	—	—	18,548
Restricted Stock issued at par	12,934	130	—	—	(130)	—	—	—
Restricted Stock Plan:
2006 Plan	—	—	—	—	4,029	—	—	4,029
2009 Plan	—	—	—	—	348,397	—	—	348,397
Shares retuned to Company in lieu of payroll taxes	—	—	—	—	(50,430)	—	—	(50,430)
Stock Buy-back Program	—	—	(42,000)	(339,371)	—	—	—	(339,371)
Balance July 31, 2011	5,581,678	$55,817	(356,441)	$(3,352,291)	$50,600,027	$27,940,238	$2,113,234	$77,357,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	July 31,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$1,747,189	$(773,500)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	367,882	487,777
Provision for doubtful accounts	102,800	(41,970)
Provision for inventory obsolescence	(109,000)	(59,998)
Depreciation and amortization	1,052,077	1,008,059
Change in deferred tax asset	22,111	(212,137)
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,325,533)	(467,787)
(Increase) decrease in inventories	(4,553,773)	5,075,908
Decrease (increase) decrease in other assets	745,666	(3,938,216)
(Increase) decrease in accounts payable, accrued expenses and other liabilities	(670,718)	3,624,370
Net cash (used in) provided by operating activities	(3,621,299)	4,702,506

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,458,951)	(490,042)
Net cash used in investing activities	(1,458,951)	(490,042)

Cash Flows from Financing Activities:
Other	(38,026)	—
Net borrowings (payments) under loan agreements	6,043,667	(6,007,291)
Increase in VAT taxes payable long-term	—	3,308,964
Stock purchases under buyback program	(339,371)	—
Net cash provided by (used in) financing activities	5,666,270	(2,698,327)

Net increase in cash	586,020	1,514,137
Cash and cash equivalents at beginning of period	6,074,505	5,093,380
Cash and cash equivalents at end of period	$6,660,525	$6,607,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business
Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is the United States. No customer accounted for more than 10% of net sales during the six-month periods ended July 31, 2011 and 2010.

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

The results of operations for the six-month period ended July 31, 2011, is not necessarily indicative of the results to be expected for the full year.

3.	Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4.	Inventories:
Inventories consist of the following:
	July 31,	January 31,
	2011	2011
Raw materials	$22,828,951	$17,963,902
Work-in-process	2,873,121	3,233,882
Finished goods	24,878,476	24,719,991
	$50,580,548	$45,917,775

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or market.

5.	Earnings Per Share:
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

The following table sets forth the computation of basic and diluted earnings per share at July 31, 2011 and 2010.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
Numerator
Net income (loss)	$583,798	$572,432	$1,747,189	$(773,500)
Denominator
Denominator for basic earnings per share
(Weighted-average shares which reflect 356,441 and 354,364 and 125,322 and 125,322 weighted average common shares in the treasury as a result of the stock repurchase program for the three months and six months in each of 2011 and 2010, respectively	5,225,020	5,440,411	5,223,890	5,439,921
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	120,708	92,785	117,088	86,705
Denominator for diluted earnings per share	5,345,728	5,533,196	5,340,978	5,526,626
(adjusted weighted average shares)
Basic earnings (loss) per share	$0.11	$0.11	$0.33	$(0.14)
Diluted earnings (loss) per share	$0.11	$0.10	$0.33	$(0.14)

6.	Revolving Credit Facility
At July 31, 2011, the balance outstanding under our revolving credit facility amounted to $16.1 million. In January 2010, the Company entered into a new one-year $23.5 million revolving credit facility with TD Bank, N.A. In January 2011, TD Bank, N.A. agreed to a two-year extension to expire January 2013. In June 2011, TD Bank, N.A. agreed to extend the term to June 2014 and add a $6.5 term loan facility to be used to fund capital expansion in Brazil, Mexico and Argentina, as well as the ability to refinance existing debt in Canada. Borrowings under this $6.5 million term would be in the form of a 5-year term loan.

As of July 31, 2011, there was $1.5 million outstanding under this term loan facility, which is being used to fund Capital projects in Brazil. The credit facility contains financial covenants including, but not limited to, fixed charge ratio, funded debt to EBIDTA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at July 31, 2011. The current interest rate on this term loan at July 31, 2011 was 2.44% and principal was due $25,000 monthly.

7.	Major Supplier
Purchases from DuPont (See Note 14) and Southern Mills each accounted for 16.8% of total purchases for the six-month period ended July 31, 2011 and 8.9% and 8.0% for the six-month period ended July 31, 2010.

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

The following table represents our stock options granted, exercised and forfeited during the six months ended July 31, 2011.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2011	12,200	$9.02	3.61 years	$17,030
Outstanding at July 31, 2011	17,200	$8.81	3.83 years	$14,570
Exercisable at July 31, 2011	12,200	$9.02	2.95 years	$13,270

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

Under the 2009 Equity Incentive Plan, the Company has granted up to a maximum of 236,458 restricted stock awards as of July 31, 2011. All of these restricted stock awards are nonvested at July 31, 2011 (177,390 shares at “baseline”), and have a weighted average grant date fair value of $7.54. Under the 2006 Equity Incentive Plan, there are also outstanding as of July 31, 2011, unvested grants of 338 shares under the stock purchase match program. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of July 31, 2011, unrecognized stock-based compensation expense related to restricted stock awards totaled $933,764, consisting of $437 remaining under the 2006 Equity Incentive Plan and $933,327 under the 2009 Equity Incentive Plan, before income taxes, based on the maximum performance award level, less what has been charged to expense on a cumulative basis through July 31, 2011, which was set at baseline. Such unrecognized stock-based compensation expense related to restricted stock awards totaled $460,780 at the baseline performance level. The cost of these nonvested awards is expected to be recognized over a weighted-average period of three years. The board has estimated its current performance level to be at the baseline level, and expenses have been recorded accordingly. The performance based awards are not considered stock equivalents for Earnings Per Share (“EPS”) calculation purposes.

Stock-Based Compensation

The Company recognized total stock-based compensation costs of $367,882 and $487,777 for the six months ended July 31, 2011 and 2010, respectively, of which $4,029 and $30,523 results from the 2006 Equity Incentive Plan for the six months ended July 31, 2011 and 2010, respectively, $348,397 and $457,254, respectively, from the 2009 Equity Incentive Plan and $15,457 and $0, respectively, from the Director Option Plan. These amounts are reflected in selling, general and administrative expenses.  The total income tax benefit recognized for stock-based compensation arrangements was $134,276 and $175,600 for the six months ended July 31, 2011 and 2010, respectively.

9.	Manufacturing Segment Data

Domestic and international sales are as follows in millions of dollars:

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2011		2010		2011		2010
Domestic	$13.6	51.7%	$14.2	58.0%	$28.2	54.4%	$29.9	59.8%
International	12.6	48.3%	10.3	42.0%	23.7	45.6%	20.0	40.2%
Total	$26.2	100%	$24.5	100.0%	$51.9	100%	$49.9	100.0%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Decatur, Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products), Celaya, Mexico (primarily disposable, glove and chemical suit production) and St. Joseph, Missouri and Sinking Spring, Pennsylvania (primarily woven products production). We also maintain three manufacturing facilities in China (primarily disposable and chemical suit production) and a glove manufacturing facility in New Delhi, India. Our China facilities and our Decatur, Alabama facility produce the majority of the Company’s products. The accounting policies of these operating entities are the same as those described in Note 1 to our Annual Report on Form 10-K for the year ended January 31, 2011. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in Canada, Europe, Chile and China, which sell and distribute products shipped from the United States, Mexico or China. The table below represents information about reported manufacturing segments for the three-month and six-month periods noted therein:

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2011	2010	2011	2010
Net Sales:
North America and other foreign	$20.20	$18.42	$40.48	$38.91
Brazil	4.03	2.95	8.08	5.86
China	8.25	8.57	14.81	14.98
India	0.35	0.41	0.52	0.90
Less intersegment sales	(6.65)	(5.80)	(11.95)	(10.74)
Consolidated sales	$26.18	$24.55	$51.94	$49.91
Operating Profit:
North America and other foreign	$(0.04)	$0.37	$0.55	$0.01
Brazil	(0.08)	(0.20)	0.06	(0.15)
China	0.81	1.21	1.46	1.88
India	(0.08)	(0.17)	(0.32)	(0.37)
Less intersegment profit	0.17	(0.37)	0.57	(0.24)
Consolidated profit	$0.78	$0.84	$2.32	$1.13
Identifiable Assets (at Balance Sheet date):
North America and other foreign	$—	$—	$53.84	$46.89
Brazil	—	—	29.65	21.31
China	—	—	21.85	17.39
India	—	—	4.69	4.79
Consolidated assets	$—	$—	$110.03	$90.38
Depreciation and Amortization Expense:
North America and other foreign	$0.20	$0.22	$0.42	$0.44
Brazil	0.13	0.09	0.24	0.17
China	0.08	0.09	0.16	0.17
India	0.11	0.11	0.23	0.22
Consolidated depreciation expense	$0.52	$0.51	$1.05	$1.00

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

There was no activity during FY11 or FY12, and the uncertain tax liability at July 31, 2011, was $0. The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense.

The Company is subject to US federal income tax, as well as income tax in multiple US state and local jurisdictions and a number of foreign jurisdictions. The Company’s federal income tax returns for FY03, FY04, FY05 and FY07 have been audited by the Internal Revenue Service (“IRS”). The Company has received a final “No Change Letter” from the IRS for FY07 dated August 20, 2009. The Company has received notice from the IRS on March 21, 2011 that it will shortly commence an audit for the FY09 tax return.

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

Lakeland Protective Wear, Inc., our Canadian subsidiary, follows Canada tax regulatory framework recording its tax expense and tax deferred assets or liabilities. As of this statement filing date, we believe the Company’s tax situation is reasonably stated, and we do not anticipate future tax liability. Lakeland Brazil, S.A. has never been audited under Brazilian Federal tax authorities but, by law in Brazil, they are allowed to audit the five most recent years. Lakeland Brazil, S.A. has received a notice from the Brazil Federal tax authorities on August 4, 2011 that the November 2008 merger of the holding company and the operating company will be reviewed. We do not anticipate significant tax liability upon any future tax audits in Brazil.

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

We limit these risks by following established risk management policies and procedures by utilizing derivative financial instruments. Currently, we have two types of derivatives to manage the risk of foreign currency fluctuations. We enter into forward contracts with financial institutions to manage our currency exposure related to net or certain assets and liabilities denominated in foreign currencies, and those forward contracts are generally settled quarterly. Gain and loss on forward contracts are including current earnings. We also enter cash flow hedge contracts with financial institutions to manage our currency exposure on future cash payments denominated in foreign currencies. The effective portion of gain or loss on cash flow hedge is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. Our hedge positions are summarized below:

	Three Months Ended July		Three Months Ended April
Fair Value Hedges	2011	2010	2011	2010

Notional amounts in USD	$3,634,759	$2,624,344	$2,871,547	$1,161,609
Gain (loss)	$13,996	$(24,891)	$(186,230)	$(54,969)

Cash Flow Hedge	As of July 31, 2011		As of April 30, 2011
Outstanding notional amount in USD	$1,800,375	—	$2,131,622	—
Gain (loss) reported in other comprehensive income	$(8,098)	—	$(67,354)	—
Gain (loss) reported in Current earnings	$2,149	—	—	—

The cash flow hedge is designed to hedge the payments made in Euros to our China subsidiaries. As of July 31, 2011, there were no open fair value hedge contracts and $8,089 has been recorded as a liability to account for the value of cash flow hedge.

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

In October 2009, QT received an audit notice from Bahia claiming the taxes paid to Recife/Pernambuco should have been paid to Bahia in the amount of R$4.8 million and assessed fines and interest of an additional R$5.9 million for a total of R$10.7 million (approximately US$2.9 million, $3.7 million and $6.7 million, respectively).

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

Of these claims, our attorney informs us that R$1.0 (US$0.6) million will be successfully defended based on a lapse of statute of limitations and R$0.3 (US$0.2) million based on state auditor misunderstanding. A small amount of R$0.2 million (US$0.1 million) was paid by amnesty defended by another attorney. This amount is already included in the total amnesty program (R$3.5 million) (US$2.2 million).

The total taxes paid into the amnesty program on May 31st were R$3.5 (US$2.2) million.

Amounts from Preacquisition Period; Escrow
The initially asserted tax claims of R$4.8 million (R$10.7 million with penalty and interest) (US$3.0 million and $6.7 million, respectively) all relate to imports during the period 2004-2006, prior to the QT acquisition by the Company in May 2008. At the closing, there were several escrow funds established to protect Lakeland Industries, Inc. (Lakeland) from contingencies as discussed herein. The remaining funds in escrow have a total current balance of R$2.1 (US$1.3) million. One seller has released his escrow with a balance of R$1.0 (US$0.6) million. Lakeland has filed a claim against the remaining funds in escrow.

Future Accounting for Funds
Following payment into the amnesty program, the taxes will be or have already been partially recouped via credits against future taxes due. The Company does not expect any further charges to expense other than interest and legal fees as described below:

	(R$ millions)	(US$ millions )
1) Interest costs	0.4	0.2
2) Legal fees	0.5	0.3
TOTAL	$0.9	$0.5

These costs will be assessed or already have been assessed against the credits and should serve to recoup these costs or lost incentives back to QT Lakeland Industries, Inc. from the escrow but are considered opportunity costs or future costs and have not been charged to expense currently.

Additional VAT Claim for 2007/2009 Period

An audit for the 2007-2009 period has been completed by the State of Bahia. In October 2010, the Company received a claim from the State of Bahia for taxes of R$6.2 (US$3.9) million and fines and penalties of R$4.9 (US$3.1) million, for a total of R$11.1 (US$6.9) million, which had been expected per above. The Company intends to defend and wait for the next amnesty period.  Of these claims, our attorney informs us that R$0.48 (US$0.3) million will be successfully defended based on state auditor misunderstanding.

Company counsel advises the Company that in his opinion the next amnesty will come before the end of the judicial process. There has been a long history in Bahia of the state declaring such amnesty periods every two to three years going back 25 years. The litigation process begins as two separate administrative proceedings and, after a period of time, must be switched to a formal court judicial proceeding. If the next amnesty does not arrive prior to the commencement of the formal court proceedings, the Company will have to remit a “judicial deposit” covering the exposure from 2007-2009 in taxes of approximately R$6.2 (US$3.9) million plus assessed fines and interest bringing the judicial deposit needed to approximately R$11.1 (US$6.9) million. The initial estimated time period to Judicial Court deposit was 1.5-2 years. This does not necessarily have to be all cash. The Court will accept a pledge of real estate (approximately R$4.2 (US$2.6 million)).

Summary of Cash Flow Requirements: (R$ millions and US$ millions)

Claim period/description	Taxes		Fines and Penalties		Maximum Judicial deposit

2004-2006 not paid into amnesty and being defended. Management does not plan to pay this into amnesty	R$	1.3	R$	1.8	R$	3.1	US$	1.9

2007-2009 claim by State of Bahia (1)	R$	6.2	R$	4.9	R$	11.1	US$	6.9

TOTAL	R$	7.5	R$	6.7	R$	14.2	US$	8.8

(1) Our attorney informs us that based on the slow progress so far in the administrative proceedings for the 2007-2009 claim, that he believes it is now more likely than not that the next amnesty will arrive prior to the need to pay the R$11.1 judicial deposit. Therefore, the most likely cash flow outlook in management’s opinion is as follows:

R$3.1 (US$1.9) million 2004-2006 Judicial deposit	Q4 FY12
R$6.2 (US$3.9) million 2007-2009 claim into amnesty	Q4 FY12 to Q2 FY13

Further, management believes it will be able to satisfy the R$3.1 (US$1.9) million judicial deposit by pledging real estate owned rather than paying cash.

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

Statement of Operations Treatment
There is a R$2.9 million (US$1.6 million) charge to expense in Q1FY11 as a result of this issue determined as follows (based on exchange rates in effect at the time):

	Millions
	R$	US$
Total to be paid not available for:
Asserted claims	$1.4	$0.8
Unasserted claims	2.5	1.3
	3.9	2.1
Escrow funds released	(1.0)	(0.5)
Charge to expense in Q1FY11	$2.9	$1.6
Escrow funds available:
Total escrow funds	$2.8	$1.6
Escrow released in May	(1.0)	(0.5)
Remaining funds in escrow as of May 31, 2010	$1.8	$1.1
There has been an additional R$0.3 million (US$0.2 million) additional interest earned through August 2011.

The claim for the 2007-2009 is in the amount of approximately R$6.2 (US$3.9) million. Lakeland intends to apply for amnesty and make any necessary payments upon the forthcoming amnesty periods imposed by the local Brazilian authorities. Of this R$6.2 (US$3.9) million exposure, R$3.4 (US$2.1) million is eligible for future credit. The R$3.5 (US$2.2) million balance is subject to indemnification from the Seller, and the Company is in the process of pursuing this claim through an arbitration proceeding in progress. Also, there is $0.1 million our attorney informs us is a mistake made by the state auditor, which he believes will be successfully defended.

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

Balance Sheet Treatment

The Company has reflected the above items on its July 31, 2011, balance sheet as follows:

		(R$ millions)		US$ millions
Current assets	Prepaid taxes	$0.2	(a)	$0.1
Noncurrent assets	VAT taxes payable	$3.5		$2.2
Long-term liabilities	Taxes payable	$6.0		$3.8

(a)
Originally recorded at $R2.1 million and US$1.1 million when paid into amnesty in May 2010. Balances remaining and included on July 31, 2011, balance sheet are R$0.2 million and US$0.1 million. The reduction represents credits offset against current VAT taxes due for current purchases.

14. Termination of License Agreement with DuPont

The Company received notice dated July 12, 2011, from E.I. DuPont de Nemours and Company (“DuPont”) stating that DuPont is terminating the DuPont Wholesaler Agreement dated January 1, 2011. DuPont will fulfill orders for purchases of finished garments containing Tychem® and Tyvek® through September 10, 2011.

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

Lakeland and the two terminated sellers unsuccessfully attempted to negotiate a settlement. The claim is now in arbitration. Lakeland has asserted further damages in such arbitration proceeding as more fully discussed in Note 13. The legal and professional fees incurred in this matter have been renegotiated and US$35,000 has been reflected in other expenses in Q2. The total fee is now fixed at US$144,000.

16. Recent Accounting Pronouncements

In June 2011, the FASB issued amendments to the presentation of comprehensive income which become effective for interim and annual periods beginning after December 15, 2011. The amendments eliminate the current reporting option of displaying components of other comprehensive income within the statement of changes in stockholders’ equity. Under the new guidance, the Company will be required to present either a single continuous statement of comprehensive income or an income statement immediately followed by a statement of comprehensive income. Also, both presentation methods require that reclassification adjustments from other comprehensive income to net income be shown on the face of the financial statements.

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

We have operated manufacturing facilities in Mexico since 1995, in China since 1996, in India since 2007 and in Brazil since 2008. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. We completed the moving of production of our reusable woven garments and gloves to these facilities in FY10. As a result, we have seen cost improvements for these particular product lines as well, and as a result, we expect to see continuing profit margin improvements for these product lines over time.

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

Revenue Recognition. The Company derives its sales primarily from its limited use/disposable protective clothing and secondarily from its sales of high-end chemical protective suits, firefighting and heat protective apparel, gloves and arm guards and reusable woven garments. Sales are recognized when goods are shipped, at which time title and the risk of loss pass to the customer. Sales are reduced for sales returns and allowances. Payment terms are generally net 30 days for United States sales and net 90 days for international sales.

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

Valuation of Goodwill and Other Intangible Assets. Goodwill and indefinite lived, intangible assets are tested for impairment at least annually; however, these tests may be performed more frequently when events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill impairment is evaluated utilizing a two-step process as required by US GAAP. Factors that the Company considers important that could identify a potential impairment include: significant underperformance relative to expected historical or projected future operating results; significant changes in the overall business strategy; and significant negative industry or economic trends. The Company measures any potential impairment on a projected discounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results.

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

Significant Balance Sheet Fluctuation July 31, 2011, As Compared to January 31, 2011
Cash increased by $0.6 million as borrowings under the revolving credit facility increased by $4.6 million at July 31, 2011. Borrowings under the new term loan facility increased by $1.5 million. Accounts receivable increased by $2.2 million as sales for the three months ended July 31, 2011, increased by 5% from the three months ended January 31, 2011.

Inventory increased by $4.7 million, mainly reflecting a buildup in Brazil in anticipation of large bid contracts and exchange rate differences, and an increase in China reflecting the need to source the raw materials locally. Prepaid taxes and other assets decreased by $0.7 million, mainly due to VAT and other taxes refundable in Europe and China and the use of prepaid VAT tax credits resulting from last year’s payment to the amnesty program in Brazil.

As a result of the VAT tax issue in Brazil as disclosed herein, as of July 31, 2011, we have recorded additional noncurrent assets for deferred VAT taxes of $2.2 million and long-term liability VAT tax payable of US$3.8 million, originally recorded in Q1 FY11.

At July 31, 2011, the Company had an outstanding loan balance of $16.1 million under its facility with TD Bank, N.A. compared with $11.5 million at January 2011 and borrowings of $1.5 million on its new term note. Total stockholders’ equity increased $3.2 million principally due to the net income for the period of $1.7 million and the changes in foreign exchange translations in other comprehensive income of $1.5 million.

Three months ended July 31, 2011, As Compared to the Three Months Ended July 31, 2010
Net Sales. Net sales increased $1.6 million, or 6.6%, to $26.2 million for the three months ended July 31, 2011, from $24.6 million for the three months ended July 31, 2010. The net increase was due to an increase of $2.3 million in foreign sales, offset by a $(0.7) million decrease in domestic sales. External sales from China were flat with the year ago period. This is due in large part to a decline in direct container shipments to the US, resulting from high stock levels at larger customers in the US after the Gulf oil spill. Domestic sales in China and to the Asia Pacific Rim remain strong. UK sales increased by $0.3 million, or 22%. Chile and Argentina sales increased by 154%. US domestic sales of disposables decreased by $1.7 million, but chemical suit sales increased by $0.2 million, wovens increased by $0.7 million, reflective sales increased by $0.7 million, Canada sales increased $0.4 million and glove sales decreased by $0.3 million. Sales in Brazil increased by $1.1 million, an increase of 36.7%.

Gross Profit. Gross profit decreased $0.4 million, or 5.4%, to $7.8 million for the three months ended     July 31, 2011, from $8.3 million for the three months ended July 31, 2010. Gross profit as a percentage of net sales decreased to 29.9% for the three months ended July 31, 2011, from 33.7% for the three months ended July 31, 2010. Major factors driving the changes in gross margins were:

•
Disposables gross margins decreased $2.0 million over last year resulting from a combination of significantly lower margins on finished products purchased from DuPont, lower overall volume and severance charges of  $0.2 million, or $0.03 per share, resulting from a reduction in force.

•	Chemical division margin decreased 1.7 percentage points over last year resulting from sales mix.
•	Canada gross margin increased 5 percentage points over last year due to sales mix and favorable exchange rates.
•	Wovens division margins increased 2 percentage points due to better volume and mix.
•	Reflective division margins increased 6 percentage points over last year reflecting better mix and higher volume.
•	Brazil’s gross margins were 42.4% this year compared with 46.8% last year. Last year included a large contract with higher margins.
•	India had a breakeven at the gross level compared with a loss of $0.1 million last year. Lack of sales volume continues to be an issue.

Operating Expenses. Operating expenses decreased $0.4 million, or 5.1%, to $7.1 million for the three months ended July 31, 2011, from $7.4 million for the three months ended July 31, 2010. As a percentage of sales, operating expenses decreased to 26.9% for the three months ended July 31, 2011, from 30.3% for the three months ended July 31, 2010. The $0.4 million decrease in operating expenses in the three months ended July 31, 2011, as compared to the three months ended July 31, 2010, was comprised of:

$(0.3)	million decreased equity compensation resulting from prior year cumulative change in performance level
$(0.3)	million decrease in professional and consulting fees, mainly in Brazil, as a result of last year’s terminations of management personnel and significant tax work in prior year
$(0.1)	million reduction in freight out expense mainly as a reflection of the stock out conditions in the US in Q2 of last year causing insufficient delivery schedules
$0.1	million increase in R & D expenses resulting from worldwide product development
$0.1	million increase in bad debt expense resulting from one large account in Chile
$0.1	million increase in rent expense mainly as a result of a new leased facility in the UK

Operating Profit. Operating profit decreased 7.9% to $0.8 million for the three months ended July 31, 2011, from $0.8 million for the three months ended July 31, 2010. Operating margins were 3.0% for the three months ended July 31, 2011, compared to 3.4% for the three months ended July 31, 2010.

Interest Expenses.  Interest expenses increased slightly for the three months ended July 31, 2011, as compared to the three months ended July 31, 2010, due to higher borrowing levels outstanding.

Income Tax Expense.  Income tax expenses consist of federal, state and foreign income taxes.  Income tax expenses decreased $0.1 million to $0.1 million for the three months ended July 31, 2011, from $0.2 million for the three months ended July 31, 2010. Our effective tax rates were 10.6% for Q2FY12 and 25.7% for Q2FY11. Our effective tax rate for Q2FY12 was due to goodwill amortization in Brazil and tax in the US.

Net Income (Loss).  Net income was flat at an income of $0.6 million for both the three months ended July 31, 2011 and for the three months ended July 31, 2010.

Six Months Ended July 31, 2011 As Compared to the Six Months Ended July 31, 2010
Net Sales. Net sales increased $2.0 million, or 4.0%, to $51.9 million for the six months ended July 31, 2011, from $49.9 million for the six months ended July 31, 2010. The net increase was due to an increase of $3.6 million in foreign sales, offset by a $1.6 million decrease in domestic sales. External sales from China were flat with the year ago period, in large part due to a decline in direct container shipments to the US resulting from high stock levels at larger customers in the US after the Gulf oil spill. Canadian sales increased by $0.4 million, UK sales increased by $0.9 million, and Chile and Argentina sales increased by $0.5 million combined. US domestic sales of disposables decreased by $3.5 million, chemical suit sales increased by $0.3 million, wovens increased by $1.1 million, reflective sales increased by $0.8 million and glove sales decreased by $0.1 million. Sales in Brazil were up $2.2 million.

Gross Profit. Gross profit increased $1.2 million, or 8.3%, to $15.9 million for the six months ended July 31, 2011, from $14.7 million for the six months ended July 31, 2010. Gross profit as a percentage of net sales increased to 30.6% for the six months ended July 31, 2011, from 29.4% for the six months ended     July 31, 2010. Major factors driving the changes in gross margins were:

▪
Disposables gross margin decreased by 3.4 percentage points this year resulting from a combination of significantly lower margins on finished products purchased from DuPont, lower overall volume and severance charges resulting from a reduction in force.

▪	Brazil’s gross margin was 40.8% this year compared with 48.1% last year. This decrease was largely due to a larger bid contract last year.
▪	Continued gross losses of $0.2 million from India in FY12.
▪	Chemical division gross margin increased 5.7 percentage points resulting from higher volume and improved sales mix.
▪	Canada gross margin increased 4.4 percentage points due to higher volume and favorable exchange rates.

Operating Expenses. Operating expenses increased $0.0 million, or 0.2%, to $13.6 million for the six months ended July 31, 2011, from $13.5 million for the six months ended July 31, 2010. As a percentage of sales, operating expenses decreased to 26.1% for the six months ended July 31, 2011, from 27.1% for the six months ended July 31, 2010. The $0.1 million increase in operating expenses in the six months ended July 31, 2011, as compared to the six months ended July 31, 2010, were comprised of:

▪	$(0.1) million decrease in equity compensation resulting from the 2009 restricted stock plan treated at the baseline performance level and the resulting cumulative charge in the previous year.
▪
$(0.2) million decrease in foreign exchange costs resulting from losses against the Euro in China last year. The Company has since commenced a hedging program for the Euro, resulting in gain in the current year.

▪	$(0.2) million decrease in professional fees resulting from the terminations in Brazil in May 2010 and tax work done in the previous year.
▪	$0.1 million increase in rent resulting from a new facility in the UK.
▪	$0.1 million increase in bad debts resulting from a write-off in Chile.
▪	$0.1 million increase in R&D expense relating to new product development.
▪	$0.2 million miscellaneous increases.

Operating Profit. Operating profit increased 106% to $2.3 million for the six months ended July 31, 2011, from $1.1 million for the six months ended July 31, 2010.  Operating margins were 4.5% for the six months ended July 31, 2011, compared to 2.3% for the six months ended July 31, 2010.

Interest Expenses.  Interest expenses increased by $0.1 million for the six months ended July 31, 2011, as compared to the six months ended July 31, 2010, due to higher borrowing levels outstanding.

Income Tax Expense.  Income tax expenses consist of federal, state and foreign income taxes.  Income tax expenses increased $0.2 million, or 119%, to $0.4 million for the six months July 31, 2011 from $0.2 million for the six months ended July 31, 2010. Our effective tax rates were 18.2% for this year and not meaningful for the six months ended July 31, 2010. Our effective tax rate for Q2FY12 was affected by tax benefits in Brazil resulting from government incentives and goodwill amortization. Our effective tax rate for six months FY11 was impacted by goodwill write-offs in Brazil and tax benefits from India resulting from “check the box” in the US and the $1.6 million charge for VAT tax expense in Brazil.

Net Income (Loss).  Net income increased $2.5 to $1.7 million for the six months ended July 31, 2011, from a loss of $0.8 million for the six months ended July 31, 2010. The increase in net income primarily resulted from the $1.6 million charge for VAT tax expense in Brazil in the prior year. Excluding the Brazilian VAT tax expense, the Company would have reported net income of $0.8 million in the six months ended July 31, 2010. The improved profitability before VAT tax expense reflects an increase in sales, reduction in gross margins in disposables and Brazil and lower operating expenses as a percent of sales.

Liquidity and Capital Resources
Cash Flows. As of July 31, 2011, we had cash and cash equivalents of $6.7 million and working capital of $69.4 million. Cash and cash equivalents increased $0.6 million, and working capital increased $7.2 million from January 31, 2011. Our primary sources of funds for conducting our business activities have been cash flow provided by operations and borrowings under our credit facilities described below. We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

Net cash used in operating activities of $3.6 million for the six months ended July 31, 2011, was due primarily to net income from operations of $1.7 million, offset by an increase in inventories of $4.6 million and an increase in accounts receivable of $2.3 million. Net cash used in investing activities of $1.5 million in the six months ended July 31, 2011, was mainly due to purchases of property and equipment and expansion in Brazil.

We currently have one revolving credit facility, a $23.5 million revolving credit, of which $16.1 million of borrowings were outstanding as of July 31, 2011, and one term loan facility of $6.5 million, of which $1.5 million was outstanding at July 31, 2011. Our credit facility requires that we comply with specified financial covenants relating to fixed charge ratio, funded debt to EBIDTA coverage and inventory and accounts receivable collateral coverage ratios. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facility would allow the lender to declare all amounts outstanding to be immediately due and payable. Our lender has a security interest in substantially all of our assets to secure the debt under our credit facility. As of July 31, 2011, we were in compliance with all covenants contained in our credit facility.

We believe that our current cash position of $6.7 million, our cash flow from operations, along with borrowing availability under our $23.5 million revolving credit facility, and $6.5 million term loan facility will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

Capital Expenditures. Our capital expenditures principally relate to purchases of building and equipment in Brazil, manufacturing equipment, computer equipment and leasehold improvements. Our facilities in China are not encumbered by commercial bank mortgages and, thus, Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. We expect our additional capital expenditures for the remainder of FY12 to be approximately $2.0 million, which consists largely of the purchase and expansion of the existing property in Mexico, currently leased, and the continued expansion in Brazil.

Foreign Currency Exposure.  The Company has foreign currency exposure, principally through its investment in Brazil, sales in China, Canada and the UK, operations in Argentina and Chile, and production in Mexico and China. Management has commenced a hedging program to offset this risk by purchasing forward contracts to sell the Canadian Dollar, Chilean Peso, Euro, Argentine Peso and Great Britain Pound.  Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter to match the operating cycle of the Company.  Management has decided not to hedge its long position in the Chinese Yuan or Brazilian Real. We have begun in Q1 a cash flow hedging program in China hedging Euros against the Chinese Yuan relating to production from China sold to the UK.

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

Item 4.                       Controls and Procedures

We conducted an evaluation under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2011. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2011, for the reasons discussed below, to ensure them that information relating to the Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2011. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of July 31, 2011.

Since the Company now qualifies as a smaller reporting company, there is no longer an attestation requirement for management’s assessment of internal control by the Company’s independent auditors.

Changes in Internal Control over Financial Reporting

Lakeland Industries, Inc.’s management, with the participation of Lakeland Industries, Inc.’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the second quarter of fiscal 2012. Based on that evaluation, management concluded that there have not been changes in Lakeland Industries, Inc.’s internal control over financial reporting during the second quarter of 2011 that have materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting.

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

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: September 8, 2011	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President and Secretary
(Principal Executive Officer and Authorized Signatory)

Date: September 8, 2011	/s/Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)