Form 10-Q/A
period 2011-07-31
LAKELAND INDUSTRIES INC
filed 2011-09-19
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 6, 2011
Common Stock, $0.01 par value per share	5,225,237

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Stockholders for the Fiscal Year	Parts [I, II and IV]
Ended January 31, 2011 (Annual Report)

Portions of the proxy statement for the annual meeting of stockholders to be held on June 15, 2011 are incorporated by reference into Part III.

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10–Q/A to our Quarterly Report on Form 10–Q for the period ended July 31, 2011 originally filed with the Securities and Exchange Commission  (the “SEC”) on September 8, 2011 (the “Form 10–Q”), is to furnish Exhibit 101 to the Form 10–Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I of the Form 10-Q, in accordance with Rule  405 (a)(2)(ii) of Regulation S-T.

No other changes have been made to the Form 10–Q. This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way, disclosures made in the original Form 10–Q.  Accordingly, this amendment should be read in conjunction with the original Form 10-Q filing, as well as  our other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, subsequent to the original filing of the Form 10-Q.

Pursuant to Rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.  Exhibits

Exhibit	Description

*3.1	Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 8-K, filed April 15, 2008)

*3.2	Bylaws of Lakeland Industries Inc., as amended (incorporated by reference to Exhibit 3.2 of Lakeland Industries, Inc.’s Form 8-K, filed April 15, 2008)

*10.1
Amendment dated February 1, 2007, to the original lease Agreement, dated August 1, 2001, between Southwest Parkway, Inc., as lessor, and Lakeland Industries, Inc., as lessee  (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 10-K for FYE08, filed April 14, 2008)

*10.2	Lakeland Industries, Inc. Stock Option Plan (incorporated by reference to Exhibit 10(n) of Lakeland’s Registration Statement on Form S-18 (File No. 33-7512 NY))

*10.3
Employment Agreement, dated April 16, 2010, between Lakeland Industries, Inc. and Christopher J. Ryan (incorporated by reference to Exhibit 10.5 of Lakeland Industries, Inc. Form 10-K for FYE10, filed, April 16, 2010)

*10.4
Employment Agreement, dated May 1, 2009, between Lakeland Industries, Inc. and Paul C. Smith (incorporated by reference to Exhibit 10.9 of Lakeland Industries, Inc. Form 10-K for FYE09 filed April 15, 2009)

*10.5
Employment Agreement, dated January 31, 2010, between Lakeland Industries, Inc. and Gary Pokrassa,(incorporated by reference to Exhibit 10.10 of Lakeland Industries, Inc. Form 8-K filed       January 15, 2010)

*10.6
Asset Purchase Agreement, dated July 2005, between Lakeland Industries, Inc. and Mifflin Valley, Inc. and Lease Agreement and Employment Contract between Lakeland Industries, Inc. and Michael Gallen (incorporated by reference to Exhibit 10.15, 10.16 and 10.17 of Lakeland Industries, Inc.’s Quarterly Report on Form 10-Q filed September 7, 2005)

*10.7
Lease Agreement, dated January 1, 2010, between Carlos Tornquist Bertrand, as lessor, and Lakeland Industries, Inc., as lessee for Lakeland Chile (incorporated by reference to Exhibit 10.13 of Lakeland Industries, Inc. Form 10-K for FYE10, filed April 16, 2010)

*10.8
Lease Agreement, dated 2006, between Michael Robert Kendall, June Jarvis and Barnett Waddingham Trustees Limited, as lessor, and Lakeland Industries, Inc., as lessee (incorporated by reference to Exhibit 10.22 of Lakeland Industries, Inc.’s 10-K for the year ended January 31, 2007)

*10.9
Modification letter dated January 15, 2010 modifying the original Lease Agreement, dated       November 10, 2008, between Mifflin Management, as Landlord, and Lakeland Industries, Inc., as Tenant, for the property at 312 Hendel Street, Shillington, PA (incorporated by reference to Exhibit 10.15 of Lakeland Industries, Inc. Form 10-K for FYE10, filed April 16, 2010)

*10.10
Lease Agreement dated September 1, 2009, between LIK 5 Ballow LLC, as lessor, and Lakeland Industries, Inc., as lessee for Art Prom, LLC in Kazakhstan (incorporated by reference to Exhibit 10.17 of Lakeland Industries, Inc. Form 10-K for FYE10, filed April 16, 2010)

*10.11
Lease Agreement Extension letter dated December 23, 2009, extending the original lease dated  February 5, 2007, between Gotham Enterprises & Affiliates, LLC, as lesssor, and Lakeland Industries, Inc., as lessee for Industrias Lakeland S.A. de C.V in Mexico (incorporated by reference to Exhibit 10.18 of Lakeland Industries, Inc. Form 10-K for FYE10, filed April 16, 2010)

*10.12
Lease Agreement, dated August 19, 2009, between Acrilicos Palopoli S.A, as lessor, and Lakeland Argentina, SRL, as lessee (incorporated by reference to Exhibit 10.19 of Lakeland Industries, Inc. Form 10-K for FYE10, filed April 16, 2010)

*10.13
Lease Agreement, dated June 2, 2009, between Beijing Yeshi Enterprise Group Co., Ltd, as lessor, and Lakeland (Beijing) Safety Products Limited, as lessee (incorporated by reference to Exhibit 10.20 of Lakeland Industries, Inc. Form 10-K for FYE10, filed April 16, 2010)

*10.14	Lease Agreement, dated October 14, 2010, between South Heidelberg Partners, LP, as lessor, and Lakeland Industries, Inc., as lessee for Lakeland High Visibility Clothing in Pennsylvania (filed herein)

*10.15	Lease Agreement, dated December 28, 2010, between Land Services, LLC, as lessor, and Lakeland Industries, Inc., as lessee for Lakeland Industries, Inc. (filed herein)

*10.16	Settlement Statement, dated June 30, 2010, between Harvey Pride, Jr. and Lakeland Industries, Inc. for the property location 201 Pride Lane, Decatur, Alabama (filed herein)

*10.17	Management Agreement, effective July 1, 2011, between Lakeland Industries, Inc. and Miguel Antonio dos Guimarães Bastos (filed herein)

*10.18	Wholesaler Agreement between E. I. du Pont de Nemours and Lakeland Industries, Inc. dated January 31, 2011 (filed herein)

*14.1	Amendment dated February 13, 2009, to the Lakeland Industries, Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 of Lakeland Industries, Inc. Form 10-K for FYE09 filed April 15, 2009)

*21.1
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
QingDao Lakeland Protective Products Co., Ltd.
Lakeland Industries Europe Ltd.
Lakeland Glove and Safety Apparel Private Ltd.
Lakeland Industries, Inc. Agencia en Chile
Lakeland Brazil, S.A.
Lakeland Argentina, SRL
Art Prom, LLC
RussIndProtection, Ltd.
Lakeland (Beijing) Safety Products, Co., Ltd.
Lakeland (Hong Kong) Trading Co., Ltd.

*23.1	Consent of Warren, Averett, Kimbrough & Marino, LLC, Independent Registered Public Accounting Firm

*31.1	Certification of Christopher J. Ryan, Chief Executive Officer, President and Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Gary Pokrassa, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1
Certification of Christopher J. Ryan, Chief Executive Officer, President and Secretary, pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Gary Pokrassa, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously Filed

_________________SIGNATURES_________________

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     September 19, 2011
LAKELAND INDUSTRIES, INC.

By:	/ s / Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Stephen M. Bachelder	Chairman of the Board	September 19, 2011
Stephen M. Bachelder

/s/ Christopher J. Ryan	Chief Executive Officer, President,	September 19, 2011
Christopher J. Ryan	Secretary and Director

/s/ Gary Pokrassa	Chief Financial Officer	September 19, 2011
Gary Pokrassa

/s/ Eric O. Hallman	Director	September 19, 2011
Eric O. Hallman

/s/ John J. Collins, Jr.	Director	September 19, 2011
John J. Collins, Jr.

/s/ John Kreft	Director	September 19, 2011
John Kreft

/s/ Duane W. Albro	Director	September 19, 2011
Duane W. Albro

/s/ Thomas McAteer	Director	September 19, 2011
Thomas McAteer