Form 10-K/A
period 2011-01-31
LAKELAND INDUSTRIES INC
filed 2011-12-07
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(AMENDMENT 1)
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
Common Stock $0.01 Par Value
(Title of Class)
Name of Exchange on which registered - NASDAQ
Securities registered pursuant to Section 12(g) of the Act:
Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Nonaccelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act)
Yes☐   No ☒

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

LAKELAND INDUSTRIES, INC.

AMENDMENT NO. 1 TO FORM 10-K
For the Fiscal Year Ended January 31, 2011

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (“Amendment No. 1”) is being filed to amend the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011, previously filed on April 7, 2011 (the “Original Filing”).

Amendment No. 1 is being filed solely for the purpose of including Exhibit 23.1 “Consent of Warren, Averett, Kimbrough & Marino, LLP” which was inadvertently omitted from Part IV, Item 15 of the Original Filing. No other changes have been made to the Original Filing and this amendment does not reflect events that have occurred subsequent to the Original Filing date.

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description

23.1	Consent of Warren, Averett, Kimbrough & Marino, LLP
31.1	Certification of Christopher J. Ryan, Chief Executive Officer, President and Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Gary Pokrassa, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Christopher J. Ryan, Chief Executive Officer, President and Secretary, pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Gary Pokrassa, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND INDUSTRIES, INC.

Date: December 7, 2011	By:	/s/ Christopher J. Ryan
Name: Christopher J. Ryan
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Stephen M. Bachelder	Chairman of the Board	December 7, 2011
Stephen M. Bachelder

/s/ Christopher J. Ryan	Chief Executive Officer, President,	December 7, 2011
Christopher J. Ryan	Secretary and Director

/s/ Gary Pokrassa	Chief Financial Officer	December 7, 2011
Gary Pokrassa

/s/ Eric O. Hallman	Director	December 7, 2011
Eric O. Hallman

/s/ John J. Collins, Jr.	Director	December 7, 2011
John J. Collins, Jr.

/s/ John Kreft	Director	December 7, 2011
John Kreft

/s/ Duane W. Albro	Director	December 7, 2011
Duane W. Albro

/s/ Thomas McAteer	Director	December 7, 2011
Thomas McAteer