Form 10-Q
period 2011-10-31
LAKELAND INDUSTRIES INC
filed 2011-12-07
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

 (Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act. Check one.

Large accelerated filer ☐	Accelerated filer ☐

Nonaccelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
Yes☐   No ☒

As of July 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $38,911,451 based on the closing price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 6, 2011
Common Stock, $0.01 par value per share	5,225,237 shares

LAKELAND INDUSTRIES, INC.
AND SUBSIDIARIES

FORM 10-Q
The following information of the Registrant and its subsidiaries is submitted herewith:
		Page

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Introduction	3

	Condensed Consolidated Statements of Operations
	Three Months and Nine Months Ended October 31, 2011 and 2010	5

	Condensed Consolidated Statements of Comprehensive Income
	Three Months and Nine Months Ended October 31, 2011and 2010	6

	Condensed Consolidated Balance Sheets
	October 31, 2011 and January 31, 2011	7

	Condensed Consolidated Statement of Stockholders' Equity
	Nine Months Ended October 31, 2011	8

	Condensed Consolidated Statement of Cash Flows
	Nine Months Ended October 31, 2011 and 2010	9

Notes to Condensed Consolidated Financial Statements		10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

PART II - OTHER INFORMATION:

Item 6.	Exhibits	33

Signature Pages		33

LAKELAND INDUSTRIES, INC.
AND SUBSIDIARIES

PART I           FINANCIAL INFORMATION

Item 1. Financial Statements

Introduction

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This 10-Q may contain certain forward-looking statements.  When used in this Form 10-Q or in any other presentation, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “project” and similar expressions, are intended to identify forward-looking statements.  They also include statements containing a projection of sales, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

The forward-looking statements in this Form 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us.  These statements are not statements of fact.  Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements.  Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	Our ability to obtain fabrics and components from suppliers and manufacturers at competitive prices or prices that vary from quarter to quarter;
•	Risks associated with our international manufacturing and start-up sales operations;
•	Potential fluctuations in foreign currency exchange rates;
•	Our ability to respond to rapid technological change;
•	Our ability to identify and complete acquisitions or future expansion;
•	Our ability to manage our growth;
•	Our ability to recruit and retain skilled employees, including our senior management;
•	Our ability to accurately estimate customer demand;
•	Competition from other companies, including some with greater resources;
•	Risks associated with sales to foreign buyers;
•	Restrictions on our financial and operating flexibility as a result of covenants in our credit facilities;
•	Our ability to obtain additional funding to expand or operate our business as planned;
•	The impact of potential product liability claims;
•	Liabilities under environmental laws and regulations;
•	Fluctuations in the price of our common stock;
•	Variations in our quarterly results of operations;
•	The cost of compliance with the Sarbanes-Oxley Act of 2002 and rules and regulations relating to corporate governance and public disclosure;
•	The significant influence of our directors and executive officers on our company and on matters subject to a vote of our stockholders;
•	The impact of a decline in federal funding for preparations for terrorist incidents;
•	The limited liquidity of our common stock;
•
The other factors referenced in this Form 10-Q, including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The factors described under “Risk Factors” disclosed in our fiscal 2011 Form 10-K.

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations.  Furthermore, forward-looking statements speak only as of the date they are made.  We undertake no obligation to publicly update or revise any forward-looking statements after the date of this Form 10-Q, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur.  We qualify any and all of our forward-looking statements entirely by these cautionary factors.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
Three months and Nine months ended October 31, 2011 and 2010

	THREE MONTHS ENDED		NINE MONTHS ENDED
	October 31,		October 31,
	2011	2010	2011	2010

Net sales	$24,744,033	$25,680,587	$76,162,356	$74,693,511
Cost of goods sold	17,330,988	18,494,839	52,688,619	52,649,619
Gross profit	7,413,045	7,185,748	23,473,737	22,043,892
Operating expenses	7,184,167	6,280,544	20,594,448	19,642,005
Operating profit	228,878	905,204	2,879,289	2,401,887
VAT tax charge Brazil	—	—	—	(1,583,247)
Interest and other income, net	(12,328)	15,602	53,302	49,867
Interest expense	(161,914)	(77,362)	(425,471)	(255,635)
Income from continuing operations before income taxes	54,636	843,444	2,507,120	612,872
Provision (benefit) for income taxes	(90,998)	144,125	411,650	453,345
Income from continuing operations	145,634	699,319	2,095,470	159,527
Discontinued operations:
Loss from operations of discontinued India glove manufacturing facility (including loss on disposal of $880,694 in 2011)	(1,128,390)	(78,855)	(1,445,026)	(444,024)
Income tax benefit	(406,120)	(28,388)	(520,210)	(159,849)
Loss on discontinued operations	(722,270)	(50,467)	(924,816)	(284,175)
Net income (loss)	$(576,636)	$648,852	$1,170,654	$(124,648)
Earnings (loss) per share-basic
Income from continuing operations	$0.03	$0.13	$0.40	$0.03
Discontinued operations	$(0.13)	$(0.01)	$(0.18)	$(0.05)
Net income (loss)	$(0.11)	$0.12	$0.22	$(0.02)
Earnings (loss) per share - Diluted
Income from continuing operations	$0.03	$0.13	$0.39	$0.03
Discontinued operations	$(0.13)	$(0.01)	$(0.17)	$(0.05)
Net income (loss)	$(0.11)	$0.12	$0.22	$(0.02)
Weighted average common shares outstanding:
Basic	5,225,020	5,440,520	5,224,371	5,440,396
Diluted	5,356,835	5,546,389	5,348,172	5,513,939
Numbers may not add due to rounding.
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
Three and Nine months ended October 31, 2011 and 2010

	Three Months Ended		Nine Months Ended
	October 31		October 31
	2011	2010	2011	2010
Net income (loss)	$(576,636)	$648,852	$1,170,654	$(124,648)
Other comprehensive income (loss):
Cash flow hedge in China	40,698	—	108,375	—
Foreign currency translation adjustments:
Lakeland Brazil, S.A.	(1,904,804)	504,978	(678,905)	1,333,788
Canada	(25,641)	4,396	(263)	26,861
United Kingdom	(94,165)	34,850	11,494	(73,660)
China	19,908	55,018	46,645	59,991
Russia/Kazakhstan	(36,022)	—	(25,950)	—
Other comprehensive income (loss)	(2,000,026)	599,242	(538,604)	1,346,980
Comprehensive income (loss)	$(2,576,662)	$1,248,094	$632.050	$1,222,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
October 31, 2011 and January 31, 2011

	October 31, 2011	January 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,946,651	$5,953,069
Accounts receivable, net of allowance for doubtful accounts of $222,300 at October 31, 2011 and $210,100 at January 31, 2011	15,242,845	14,377,188
Inventories, net of reserves of $1,458,000 at October 31, 2011 and $1,495,000 at January 31, 2011	47,312,694	45,295,295
Deferred income taxes	2,262,174	2,296,941
Assets of discontinued operation in India	2,980,841	3,669,601
Prepaid income and VAT tax	1,225,235	1,814,691
Other current assets	1,832,480	2,318,214
Total current assets	76,802,920	75,724,999
Property and equipment, net	13,588,861	11,096,329
Intangibles and other assets, net	8,739,949	8,256,904
Goodwill	6,258,740	6,297,751
Total assets	$105,390,470	$101,375,983
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,389,716	$6,474,468
Accrued compensation and benefits	1,934,763	1,411,599
Other accrued expenses	730,529	2,697,445
Liabilities of discontinued operation in India	366,207	33,940
Current maturity of long-term debt and short-term borrowing	1,455,508	100,050
Total current liabilities	9,876,723	10,717,502
Borrowings under revolving credit facility	12,705,632	11,485,698
Other long-term debt	4,483,941	1,592,461
Other liabilities	102,345	103,270
VAT taxes payable long-term	3,312,846	3,309,811
Total liabilities	30,481,487	27,208,742
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $.01 par; authorized 10,000,000 shares, issued, 5,581,678 and 5,568,744; outstanding, 5,225,237 and 5,254,303 at October 31, 2011 and January 31, 2011, respectively	55,817	55,687
Treasury stock, at cost, 356,441 shares at October 31, 2011 and 314,441 shares at January 31, 2011	(3,352,291)	(3,012,920)
Additional paid-in capital	50,728,547	50,279,613
Retained earnings	27,363,703	26,193,049
Other comprehensive income	113,207	651,812
Total stockholders' equity	74,908,983	74,167,241
Total liabilities and stockholders’ equity	$105,390,470	$101,375,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
  Nine months ended October 31, 2011

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, January 31, 2011	5,568,744	$55,687	(314,441)	$(3,012,920)	$50,279,613	$26,193,049	$651,812	$74,167,241
Net income	—	—	—	—	—	1,170,654	—	1,170,654
Other comprehensive income (loss)	—	—	—	—	—	—	(538,605)	(538,605)
Stock-based compensation:
Grant of director stock options	—	—	—	—	18,548	—	—	18,548
Restricted Stock issued at par	12,934	130	—	—	(130)	—	—	—
Restricted Stock Plan:
2006 Plan	—	—	—	—	4,253	—	—	4,253
2009 Plan	—	—	—	—	476,692	—	—	476,692
Shares returned to Company in lieu of payroll taxes	—	—	—	—	(50,429)	—	—	(50,429)
Stock Buy-back Program	—	—	(42,000)	(339,371)	—	—	—	(339,371)
Balance October 31, 2011	5,581,678	$55,817	(356,441)	$(3,352,291)	$50,728,547	$27,363,703	$113,207	$74,908,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
Nine months ended October 31, 2011 and 2010

	NINE MONTHS ENDED
	October 31,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$1,170,654	$(124,648)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	499,493	591,751
Provision for doubtful accounts	—	(6,509)
Provision for inventory obsolescence	(37,000)	260,614
Depreciation and amortization	1,207,135	1,478,761
Deferred income tax	28,786	3,169,278
Loss on disposal of discontinued operations	880,694	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,030,161)	(1,220,955)
(Increase) decrease in inventories	(2,158,394)	44,913
(Increase) decrease in other assets	597,111	(2,719,667)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(2,545,306)	3,968,722
Net cash provided by (used in) operating activities	(1,386,988)	5,442,260

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,593,674)	(1,235,789)
Net cash used in investing activities	(3,593,674)	(1,235,789)

Cash Flows from Financing Activities:
Purchases of stock under stock repurchase program	(339,371)	—
Net (payments) borrowings under loan agreements	5,460,961	(3,720,830)
Cash paid for taxes in lieu of shares issued under restricted stock program	(50,429)	—
Net cash provided by (used in) financing activities	5,071,161	(3,720,830)
Effect of exchange rate changes on cash	(96,917)	(123,913)
Net increase (decrease) in cash and cash equivalents	(6,418)	361,728
Cash and cash equivalents at beginning of period	5,953,069	5,093,380
Cash and cash equivalents at end of period	$5,946,651	$5,455,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business
Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is the United States. No customer accounted for more than 10% of net sales during the nine-month periods ended October 31, 2011 and 2010.

2.	Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the condensed consolidated financial information required therein.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2011.

The results of operations for the three-month and nine-month periods ended October 31, 2011, are not necessarily indicative of the results to be expected for the full year.

3.	Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4.	Inventories
Inventories consist of the following:
	October 31, 2011	January 31, 2011

Raw materials	$21,844,777	$17,830,675
Work-in-process	2,026,618	2,796,825
Finished goods	23,441,299	24,667,795
	$47,312,694	$45,295,295

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or market.

5.	Earnings Per Share
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

The following table sets forth the computation of basic and diluted earnings per share for “Income for continuing operations” at October 31, 2011 and 2010 as follows:
	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Numerator
Net income from continuing operations	$145,634	$699,319	$2,095,470	$159,527
Denominator
Denominator for basic earnings per share
(weighted-average shares which reflect 356,441 and 355,041 and 125,322 and 125,322 shares in the treasury as a result of the stock repurchase program for the three months and nine months in each of 2011 and 2010, respectively	5,225,020	5,440,520	5,224,371	5,440,396
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	131,815	105,869	123,801	73,543
Denominator for diluted earnings per share (adjusted weighted average shares)	5,356,835	5,546,389	5,348,172	5,513,939
Basic earnings per share from continuing operations	$0.03	$0.13	$0.40	$(0.03)
Diluted earnings per share from continuing operations	$0.03	$0.13	$0.39	$(0.03)

6.	Revolving Credit Facility
At October 31, 2011, the balance outstanding under our revolving credit facility amounted to $12.7 million. In January 2010, the Company entered into a new one-year $23.5 million revolving credit facility with TD Bank, N.A. In January 2011, TD Bank, N.A. agreed to a two-year extension to expire January 2013. In June 2011, TD Bank, N.A. agreed to extend the term to June 2014 and add a $6.5 term loan facility to be used to fund capital expansion in Brazil, Mexico and Argentina, as well as the ability to refinance existing debt in Canada. Borrowings under this $6.5 million term loan facility are in the form of a five-year term loan.

As of October 31, 2011, there was $3.7 million outstanding under this term loan facility, which is being used to fund capital projects in Brazil and Mexico. The credit facility contains financial covenants including, but not limited to, fixed charge ratio, funded debt to EBIDTA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at October 31, 2011. The current interest rate on this term loan at October 31, 2011, was 2.47%, and principal was due $63,333 monthly.

7.	Major Supplier
Purchases from DuPont (see Note 13) and Southern Mills accounted for 16.3% and 17.5% of total purchases for the nine-month period ended October 31, 2011, and 25.7% and 6.8% of total purchases for the nine-month period ended October 31, 2010.

8.	Employee Stock Compensation
The Company’s Director’s Plan permits the grant of share options and shares to its Directors for up to 60,000 shares of common stock as stock compensation.  All stock options under this Plan are granted at the fair market value of the common stock at the grant date.  This date is fixed only once a year upon a Board member’s re-election to the Board at the Annual Shareholders’ meeting. Director’s stock options vest ratably over a six-month period and generally expire six years from the grant date.

There are two general equity plans, the 2006 and 2009 equity plans, and a nonemployee director option plan. Each of the 2006 and 2009 plans has the identical structure and each plan includes all of the components described below:

Nature and terms
Restricted Stock Plan - employees
Long-term incentive compensation-three-year plan.  Employees are granted potential share awards at the beginning of the three-year cycle at baseline and maximum amounts.  The level of award and final vesting is based on the Board of Director’s opinion as to the performance of the Company and management in the entire three year cycle.  All vesting is three-year “cliff” vesting - there is no partial vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period.

Restricted Stock Plan – Directors
Long-term incentive compensation-three-year plan.  Directors are granted potential share awards at the beginning of the three-year cycle at baseline and maximum amounts.  The level of award and final vesting is based on the Board of Director’s opinion as to the performance of the Company and management in the entire three-year cycle.  All vesting is three-year “cliff” vesting-there is no partial vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period.

Matching award program
All participating employees are eligible to receive one share of restricted stock awarded for each two shares of Lakeland stock purchased on the open market.  Such restricted shares are subject to three-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period.

Bonus in stock program - employees
All participating employees are eligible to elect to receive any cash bonus in shares of restricted stock.  Such restricted shares are subject to two-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the two-year period. Since the employee is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the grant date stock price.

Director fee in stock program
All directors are eligible to elect to receive any director fees in shares of restricted stock.  Such restricted shares are subject to two- year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the two-year period.  Since the director is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the grant date stock price.

Non-employee director stock option plan
The plan provides for an automatic one-time grant of options to purchase 5,000 shares of common stock to each nonemployee director newly elected or appointed. Options are granted at not less than fair market value, become exercisable commencing six months from the date of grant and expire six years from the date of grant. In addition, all nonemployee directors re-elected to the Company’s Board of Directors at any annual meeting of the stockholders will automatically be granted additional options to purchase 1,000 shares of common stock on that date.

The following table represents our stock options granted, exercised and forfeited during the nine months ended October 31, 2011.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2011	12,200	$9.02	3.61 years	$17,030
Granted during the nine-months ended October 31, 2011	5,000	$8.28	6.00 years	$0
Outstanding at October 31, 2011	17,200	$7.26	3.58 years	$8,000
Exercisable at October 31, 2011	17,200	$7.26	3.58 years	$8,000

There were no exercises or forfeitures during the nine-months ended October 31, 2011.

Restricted Stock Plan and Performance Equity Plan

On June 21, 2006, the stockholders of the Company approved a restricted stock plan (the “2006 Equity Incentive Plan”).  A total of 253,000 shares of restricted stock were authorized under this plan. On June 17, 2009, the stockholders of the Company authorized 253,000 shares under a new restricted stock plan (the “2009 Equity Incentive Plan”). Under the restricted stock plans, eligible employees and directors are awarded performance-based restricted shares of the Company common stock. The amount recorded as expense for the performance-based grants of restricted stock are based upon an estimate made at the end of each reporting period as to the most probable outcome of this plan at the end of the three-year performance period. (e.g., baseline, maximum or zero). In addition to the grants with vesting based solely on performance, certain awards pursuant to the plan have a time-based vesting requirement, under which awards vest from two to three years after grant issuance, subject to continuous employment and certain other conditions.  Restricted stock has no voting rights until fully vested and issued, and the underlying shares are not considered to be issued and outstanding until vested.

Under the 2009 Equity Incentive Plan, the Company has granted up to a maximum of 241,744 restricted stock awards as of October 31, 2011. All of these restricted stock awards are nonvested at October 31, 2011 (182,675 shares at “baseline”), and have a weighted average grant date fair value of $7.45. Under the 2006 Equity Incentive Plan, there are also outstanding as of October 31, 2011, unvested grants of 338 shares under the stock purchase match program. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of October 31, 2011, unrecognized stock-based compensation expense related to restricted stock awards totaled $830,855, consisting of $212 remaining under the 2006 Equity Incentive Plan and $830,643 under the 2009 Equity Incentive Plan, before income taxes, based on the maximum performance award level, less what has been charged to expense on a cumulative basis through October 31, 2011, which was set at baseline. Such unrecognized stock-based compensation expense related to restricted stock awards totaled $358,095 at the baseline performance level. The cost of these nonvested awards is expected to be recognized over a weighted-average period of three years. The Board has estimated its current performance level to be at the baseline level, and expenses have been recorded accordingly. The performance based awards are not considered stock equivalents for earnings per share (“EPS”) calculation purposes.

Stock-Based Compensation

The Company recognized total stock-based compensation costs of $499,493 and $591,751 for the nine months ended October 31, 2011 and 2010, respectively, of which $4,253 and $43,257 result from the 2006 Equity Incentive Plan and $476,692 and $548,494 result from the 2009 Equity Incentive Plan for the nine months ended October 31, 2011 and 2010, respectively, and $18,548 and $0, respectively, from the Director Option Plan. These amounts are reflected in selling, general and administrative expenses.  The total income tax benefit recognized for stock-based compensation arrangements was $179,817 and $213,031 for the nine months ended October 31, 2011 and 2010, respectively.

Total Restricted Shares	Outstanding unvested grants at maximum at beginning of FY12	Granted during FY12 through October 31, 2011	Becoming Vested during FY12 through October 31, 2011	Forfeited during FY12 through October 31, 2011	Outstanding unvested grants at maximum at October 31, 2011

Restricted stock grants - employees	137,123	8,014	-	-	145,137
Restricted stock grants - directors	63,184	4,686	-	(4,686)	63,184
Matching award program	3,058	3,000	(2,220)	-	3,838
Bonus in stock - employees	19,479	22,801	(16,479)	-	25,801
Retainer in stock - directors	-	4,122	-	-	4,122
Total restricted stock plan	222,844	42,623	(18,699)	(4,686)	242,082

Shares under 2009 plan	Outstanding unvested grants at maximum at beginning of FY12	Granted during FY12 through October 31, 2011	Becoming Vested during FY12 through October 31, 2011	Forfeited during FY12 through October 31, 2011	Outstanding unvested grants at maximum at October 31, 2011

Restricted stock grants - employees	137,123	8,014	-	-	145,137
Restricted stock grants - directors	63,184	4,686	-	(4,686)	63,184
Matching award program	500	3,000	-	-	3,500
Bonus in stock - employees	3,000	22,801	-	-	25,801
Retainer in stock - directors	-	4,122	-	-	4,122
Total restricted stock plan	203,807	42,623	-	(4,686)	241,744

Shares under 2006 Plan	Outstanding unvested grants at maximum at beginning of FY12	Granted during FY12 through October 31, 2011	Becoming Vested during FY12 through October 31, 2011	Forfeited during FY12 through October 31, 2011	Outstanding unvested grants at maximum at October 31, 2011

Restricted stock grants - employees	-	-	-	-	-
Restricted stock grants - directors	-	-	-	-	-
Matching award program	2,558	-	(2,220)	-	338
Bonus in stock - employees	16,479	-	(16,479)	-	-
Retainer in stock - directors	-	-	-	-	-
Total restricted stock plan	19,037	-	(18,699)	-	338

Weighted average grant date fair value

Shares under 2009 Equity Incentive Plan	Outstanding unvested grants at maximum at beginning of FY12	Granted during FY12 through October 31, 2011	Becoming Vested during FY12 through October 31, 2011	Forfeited during FY12 through October 31, 2011	Outstanding unvested grants at maximum at October 31, 2011

Restricted stock grants - employees	$8.00	$8.00	$-	$-	$8.00
Restricted stock grants - directors	$8.00	$8.00	$-	$8.00	$8.00
Matching award program	$9.03	$7.99	$-	$-	$8.14
Bonus in stock - employees	$9.31	$8.39	$-	$-	$8.50
Retainer in stock - directors	$-	$8.17	$-	$-	$8.17

Shares under 2006 Equity Incentive Plan	Outstanding unvested grants at maximum at beginning of FY12	Granted during FY12 through October 31, 2011	Becoming Vested during FY12 through October 31, 2011	Forfeited during FY12 through October 31, 2011	Outstanding unvested grants at maximum at October 31, 2011

Restricted stock grants - employees	$-	$-	$-	$-	$-
Restricted stock grants - directors	$-	$-	$-	$-	$-
Matching award program	$10.56	$-	$10.95	$-	$7.98
Bonus in stock - employees	$5.63	$-	$5.63	$-	$-
Retainer in stock - directors	$-	$-	$-	$-	$-

Overall weighted average per share - all plans
Restricted stock grants - employees	$8.00				$8.00
Restricted stock grants - directors	$8.00				$8.00
Matching award program	$10.31				$8.14
Bonus in stock - employees	$6.20				$8.50
Retainer in stock - directors	$-				$8.17
Total restricted stock plan

9.	Manufacturing Segment Data

Domestic and international sales are as follows in millions of dollars:

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2011		2010		2011		2010
Domestic	$12.7	51%	$16.2	63%	$41.0	53%	$45.8	61%
International	12.0	49%	9.5	37%	35.2	47%	28.9	39%
Total	$24.7	100%	$25.7	100%	$76.2	100%	$74.7	100%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Decatur, Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products), Jerez, Mexico (primarily disposable, glove and chemical suit production) and St. Joseph, Missouri and Sinking Spring, Pennsylvania (primarily woven products production). We also maintain three manufacturing companies in China (primarily disposable and chemical suit production), a wovens manufacturing facility in Brazil and a glove manufacturing facility in New Delhi, India (about to be closed). Our China and Brazil facilities produce the majority of the Company’s revenues. The accounting policies of these operating entities are the same as those described in Note 1 to our Annual Report on Form 10-K for the year ended January 31, 2011. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in Canada, Europe, Latin America and China, which sell and distribute products shipped from the United States, Mexico, Brazil or China. The table below represents information about reported manufacturing segments for the three-month and nine-month periods noted therein:

	Three Months Ended October 31 (in millions of dollars)		Nine Months Ended October 31 (in millions of dollars)
	2011	2010	2011	2010
Net Sales from Continuing Operations:
USA	$13.61	$16.44	$44.36	$47.52
Other foreign	4.37	3.72	14.09	11.56
China	6.54	9.12	21.35	24.10
Brazil	4.87	3.11	12.96	8.96
Less intersegment sales	(4.65)	(6.71)	(16.60)	(17.45)
Consolidated sales	$24.74	$25.68	$76.16	$74.69
External Sales from Continuing Operations:
USA	$12.88	$16.10	$41.36	$45.83
Other foreign	3.65	2.65	11.85	8.71
China	3.34	3.82	9.99	11.19
Brazil	4.87	3.11	12.96	8.96
Consolidated external sales	$24.74	$25.68	$76.16	$74.69
Intersegment Sales from Continuing Operations:
USA	$0.73	$0.34	$3.0	$1.69
Other foreign	0.72	1.07	2.24	2.85
China	3.20	5.30	11.36	12.91
Brazil	0.00	0.00	0.00	0.00
Consolidated intersegment sales	$4.65	$6.71	$16.60	$17.45
Operating Profit from Continuing Operations:
USA	$(0.60)	$.24	$(0.45)	$0.21
Other foreign	0.09	(0.09)	0.49	(0.05)
China	0.46	1.37	1.94	3.25
Brazil	0.11	0.08	0.17	(0.07)
Less intersegment profit	0.17	(.70)	0.73	(0.94)
Consolidated operating profit	$0.23	$.90	$2.88	$2.40
Depreciation and Amortization Expense from Continuing Operations:
USA	$0.16	$0.18	$0.51	$0.57
Other foreign	0.04	0.04	0.11	0.09
China	0.08	0.06	0.24	0.24
Brazil	0.10	0.08	0.35	0.25
Consolidated depreciation and amortization expense	$0.38	$0.36	$1.21	$1.15
Interest Expense from Continuing Operations:
USA	$0.11	$0.03	$0.27	$0.09
Other foreign	0.06	0.05	0.18	0.15
China	0.00	0.00	0.00	0.00
Brazil	0.08	0.04	0.18	0.16
Less intersegment	(0.09)	(0.05)	(0.21)	(0.14)
Consolidated interest expense	$0.16	$0.07	$0.42	$0.26
Income Tax Expense from Continuing Operations:
USA	$(0.28)	$0.09	$(0.29)	$0.16
Other foreign	0.05	(0.37)	0.19	(0.29)
China	0.18	0.31	0.56	0.78
Brazil	(0.06)	0.37	(0.20)	0.16
Less intersegment	0.02	(0.26)	0.15	(0.36)
Consolidated income tax expense	$(0.09)	$0.14	$0.41	$0.45
Total Assets (at Balance Sheet Date):
USA	—	—	$37.43	$36.78
Other foreign	—	—	14.75	12.90
China	—	—	22.32	18.14
India	—	—	3.73	4.63
Brazil	—	—	27.16	22.75
Consolidated assets	—	—	$105.39	$95.20
Long-lived Assets (at Balance Sheet Date)
USA	—	—	$5.33	$4.14
Other foreign	—	—	0.03	1.40
China	—	—	2.49	2.29
India	—	—	2.49	2.89
Brazil	—	—	3.25	3.06
Consolidated long-lived assets	—	—	$13.59	$13.78

10.	Income Tax Audit/Change in Accounting Estimate

The Company establishes a liability for tax return positions in which there is uncertainty as to whether or not the position will ultimately be sustained. Amounts for uncertain tax positions are adjusted in quarters when new information becomes available or when positions are effectively settled. The Company recognizes interest expense and penalties related to these unrecognized tax benefits within income tax expense.

The Company is subject to US federal income tax, as well as income tax in multiple US state and local jurisdictions and a number of foreign jurisdictions. The Company’s federal income tax returns for the fiscal years ended January 31, 2003, 2004, 2005 and 2007 have been audited by the Internal Revenue Service (“IRS”). The Company has received a final “No Change Letter” from the IRS for FY07 dated August 20, 2009. The Company has received notice from the IRS on March 21, 2011, that it will shortly commence an audit for the FY09 tax return.

Our three major foreign tax jurisdictions are China, Canada and Brazil. According to China tax regulatory framework, there is no statute of limitations on fraud or any criminal activities to deceive tax authorities. However, the general practice is going back five years, and general practice for records maintenance is 15 years. Our China subsidiaries were audited during the tax year 2007 for the tax years 2006, 2005 and 2004. Those audits were conducted in the ordinary course of business. China tax authorities did not perform tax audits in the ordinary course of business during tax years 2008, 2009, 2010 or during the current year as of current filing date. China tax authorities performed a fraud audit, but the scope was limited to the fraud activities found in late FY09 as discussed more fully in Note 15 to the Company’s Form 10-K for the year ended January 31, 2010. This audit covered tax years from 2003 through 2008. We have reached a settlement with the Chinese Government in January 2009. China tax authorities have performed limited reviews on all China subsidiaries as of tax years 2008, 2009 and 2010 with no significant issues noted. We believe our tax positions are reasonably stated, and we do not anticipate any future tax liability from FY12 or earlier operations.

Lakeland Protective Wear, Inc., our Canadian subsidiary, follows Canada tax regulatory framework recording its tax expense and tax deferred assets or liabilities. As of this statement filing date, we believe the Company’s tax situation is reasonably stated, and we do not anticipate future tax liability.

The Company’s Brazilian subsidiary  is currently under a tax audit, which raised some issues regarding the tax impact related to the merger held in 2008 and the resulting goodwill resulting from the structure which was set up at the company's Brazilian counsel's suggestion. The Company has not received any formal communication from the authorities. Since there is no formal claim received, and there may not be such a claim in any case, management and counsel are at this time and are unable to determine the likely outcome of any such potential claim and whether it is probable, possible or remote that any significant liability might be incurred. However, this structure is relatively common in acquisitions of Brazilian operations made by non-Brazilian companies. In general, acquisitions with this structure have survived challenge by the taxing authorities in Brazil. The cumulative amount of tax benefits recognized on the company’s books through October 31, 2011, resulting from the tax deduction of the goodwill amortization is USD$730,000.

11.	Derivative Instruments and Foreign Currency Exposure

The Company has foreign currency exposure, principally through sales in Canada, Brazil, China, Argentina, Chile and the UK, and production in Brazil, Mexico and China. Management has commenced a derivative instrument program to partially offset this risk by purchasing forward contracts to sell the Canadian Dollar, the Chilean Peso, the Euro, the Great Britain Pound and the Argentina Peso other than the cash flow hedge discussed below. Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. Management has decided not to hedge its long position in the Chinese Yuan or the Brazilian Real. We designated the forward contracts as derivatives not designated as hedging instruments with loss and gain recognized in the current earnings. In the three-months ended October 31, 2011, the Company sustained a loss on foreign exchange in Brazil of $340,000 or $(0.05) per share included in net income from continuing operations. In the three months ended October 31, 2010, the Company recorded a gain on foreign exchange in Brazil of $161,000 or $0.03 per share included in net income from continuing operations.

The Company accounts for its foreign exchange derivative instruments by recognizing all derivatives as either assets or liabilities at fair value, which may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments.

Currently, we have two types of derivatives to manage the risk of foreign currency fluctuations. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contracts derivatives not designated as hedging instruments are generally settled quarterly. Gain and loss on forward contracts are including current earnings. We also enter cash flow hedge contracts with financial institutions to manage our currency exposure on future cash payments denominated in foreign currencies. The effective portion of gain or loss on cash flow hedge is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. Our hedge positions are summarized below:

Fair Value of Derivative Instruments

Derivatives not designated as hedging instruments

Foreign Exchange Forward Contracts

	Three Months Ended		Nine Months Ended
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010
Notional Value in USD	$3,444,100	$2,836,935	$9,950,406	$6,622,888

Gain and loss reported in current operating income (expense)	$41,307	$(118,147)	$(130,927)	$(198,007)

There is no outstanding balance from foreign exchange forward contracts as of October 31, 2011 or October 31, 2010

Derivatives designated as hedging instruments

Asset Derivative from Foreign Currency Cash Flow Hedge

	As of October 31, 2011	Reported in balance sheet

Notional value in USD	$9,539,425
Gain and loss reported in equity as other comprehensive income	$87,615	Other assets

Effect of Derivative on Income Statement from Foreign Currency Cash Flow Hedge

	Nine Months Ended October 31, 2011	Three Months Ended October 31, 2011

Gain reclassed from other comprehensive income into current earnings during three months ended October 31, 2011 reported in operating income	$30,243	$—

The cash flow hedge is designed to hedge the payments made in Euros and USD to our China subsidiaries. As of October 31, 2011, there were no open fair value hedge contracts, and $87,614 has been recorded as other asset to account for the value of cash flow hedge. There was no cash flow hedge in fiscal 2011.

12. VAT Tax Issue in Brazil

Asserted Claims
VAT tax in Brazil is both at the federal and state level, but the larger amount is at the state level. We commenced operations in Brazil in May 2008 through an acquisition of Lakeland Brasil, S.A. (“Qualytextil”, “QT”). At the time of the acquisition, and going back to 2004, the acquired company used a port facility in a neighboring state, rather than its own, in order to take advantage of incentives, in the form of a discounted VAT tax, to use such neighboring port facility. We continued this practice until April 2009. The practice was stopped largely for economic reasons, resulting from additional trucking costs and longer lead time.  The Bahia state auditors (state of domicile for the Lakeland operations in Brazil) initially reviewed the period from 2004-2006 and filed a claim for unpaid VAT taxes in October 2009. The claim asserted that the state VAT taxes are owed to the state of domicile of the ultimate importer/user and disregarded the fact that the VAT taxes had already been paid to the neighboring state.

In October 2009, QT received an audit notice from Bahia claiming the taxes paid to Recife/Pernambuco should have been paid to Bahia in the amount of R$4.8 million and assessed fines and interest of an additional R$5.6 million for a total of R$10.4 million (approximately US$3.0 million, $3.5 million and $6.5 million, respectively).

Bahia had announced an amnesty for this tax whereby the taxes claimed were paid by QT by the end of the month of May 2010, and the interest and penalties were forgiven. According to fiscal regulation of Brazil, this amnesty payment has since been partially recouped as credits against future taxes due.

Set forth below are the total amounts of potential tax liability from both the first and second claims, the amount of payments already made into amnesty or scheduled for future payment, which are not eligible for future credit (essentially the discount allowed as an incentive by the neighboring state), less the amount of VAT taxes actually paid which are available as a credit and the amounts of the escrow released by one of the three sellers of the Brazilian company acquired by the Company. The foregoing forms the basis for the USD $1.6 million charge to expense recorded by Lakeland in the first quarter of fiscal 2011.

	<——————-BRL——————->			<——————-USD —————->
Foreign exchange rate				1.82	1.82	1.82
	Total Paid Or To Be Paid Into Government Under Amnesty Program	Total Not Available For Credit1	Available For Credit2	Total Paid Or To Be Paid Into Government Under Amnesty Program	Total Not Available For Credit¹	Available For Credit2
Original claim 2004-2006	3,474,843	1,419,572	2,055,270	1,909,254	779,985	1,129,269
Second claim
Pre-acquisition 2007-April 2008	2,371,196	981,185	1,390,011	1,302,855	539,112	763,743
Post-acquisition May 2008-April 2009	3,580,403	1,481,546	2,098,857	1,967,255	814,037	1,153,218

Totals	9,426,442	3,882,303	5,544,139	5,179,364	2,133,134	3,046,230

Escrow released from one seller released escrow	1,000,795	1,000,795	-	549,887	549,887	-

Charged to expense at April 30, 2010	-	2,881,508	-	-	1,583,246	-

¹ Essentially represents the discount originally offered as incentive by neighboring state.
2 The amount allowed as credit against future payments represents the VAT taxes actually previously paid to the neighboring state.

Of these claims, our attorney informs us that R$1.0 (US$0.6) million will be successfully defended based on a lapse of statute of limitations and R$0.3 (US$0.2) million based on state auditor misunderstanding. No accrual has been made for these items.

The total taxes paid into the amnesty program on May 31, 2010 were R$3.5 (US$2.2) million.

Amounts from Preacquisition Period; Escrow
The initially asserted tax claims of R$4.8 million (R$10.4 million with penalty and interest) (US$3.0 million and $6.5 million, respectively) all relate to imports during the period 2004-2006, prior to the QT acquisition by the Company in May 2008. At the closing, there were several escrow funds established to protect the Company from contingencies as discussed herein. One seller has released, to the Company, his escrow with a balance of R$1.0 (US$0.6) million as an indemnification payment for this claim. Lakeland has filed a claim against the remaining funds in escrow. The remaining funds in escrow have a total current balance of R$2.1 (US$1.3) million.

An audit for the 2007-2009 period has been completed by the State of Bahia. In October 2010, the Company received a claim for 2007-2009 from the State of Bahia for taxes of R$6.2 (US$3.9) million and fines and penalties of R$4.9 (US$3.1) million, for a total of R$11.1 (US$6.9) million, which had been expected per above. The Company intends to defend and wait for the next amnesty period.  Of these claims, our attorney informs us that R$0.4 (US$0.3) million will be successfully defended based on state auditor misunderstanding.

Lakeland intends to apply for amnesty and make any necessary payments upon the forthcoming amnesty periods imposed by the local Brazilian authorities. Of this R$6.2 (US$3.9) million exposure, R$3.4 (US$2.1) million is eligible for future credit. The R$2.8 (US$1.7) million balance is subject to indemnification from the Seller of QT to the Company, and the Company is in the process of pursuing this claim through an arbitration proceeding in progress. Also, there is $0.1 million our attorney informs us is a mistake made by the state auditor, which he believes will be successfully defended.

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

Future Accounting for Funds
Following payment into the amnesty program, the taxes were since recouped via credits against future taxes due. The Company does not expect any further charges to expense other than as described below:

In addition to the direct cost of the additional tax liability accrued per above, there are several additional costs which will be future costs. There will be interest costs on the cash paid during the period from the payment to the state and the credit to be subsequently used, which has been and will be charged to expense as incurred. There will be legal fees to defend and resolve this legal matter before the state, which will be charged to expense as incurred. Further, there will be a loss of an incentive known as “desenvolve”3 as a result of using the credit rather than cash payments for the future VAT taxes. The “desenvolve” has already been reflected in the operating results subsequent to May 2010 through August 2011 when the initial credit was exhausted and the Company resumed normal monthly cash payments for VAT taxes. This has been reflected as a reduction in the gross margin in the ensuing period through August 2011. This is not a cost but a lost discount.

3 A definition of this term is given on page 57 of the January 31, 2011, Form 10-K.

Summary of Cash Flow Requirements: (R$ millions and US$ millions)

Claim period/description	Taxes		Fines and penalties		Maximum judicial deposit

2004-2006 not paid into amnesty and being defended. Management does not plan to pay this into amnesty	R$	1.3	R$	1.9	R$	3.2	US$	1.9

2007-2009 claim by State of Bahia (1)	R$	6.2	R$	5.7	R$	11.9	US$	7.0

TOTAL	R$	7.5	R$	7.6	R$	15.1	US$	8.8

(1)  Our attorney informs us that based on the slow progress so far in the administrative proceedings for the 2007-2009 claim, that believes it is now more likely than not that the next amnesty will arrive prior to the need to pay the R$11.1 judicial deposit. Therefore, the most likely cash flow outlook in management’s opinion is as follows:

R$3.1 (US$1.9) million 2004-2006 Judicial deposit	Quarter One Fiscal year 2013
R$6.2 (US$3.9) million 2007-2009 claim into amnesty	Quarter One Fiscal year 2013 to Quarter Three Fiscal year 2013

Further, management believes it will be able to satisfy the R$3.1 (US$1.9) million judicial deposit by pledging real estate owned rather than paying cash.

At the next amnesty period:
•
If before judicial process - still administration proceeding - the Company would pay just the taxes with no penalty or interest. This would then be recouped via credits against future taxes on future imports. As before, the Company would lose desenvolve3 and interest.

•
If after judicial process commences - the amount of the judicial deposit previously remitted would be reclassified to the taxes at issue, and the excess submitted to cover fines and interest would be refunded to QT. As above, the taxes would be recouped via credits against future taxes on future imports, but we would lose desenvolve3 and interest.

•
The desenvolve3 is scheduled to expire on February 2013 and will be partially phased out starting February 2011. Based on the anticipated timing of the next amnesty, there may be little amounts of lost desenvolve3 since it would largely expire on its own terms in any case.

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

Balance Sheet Treatment

The Company has reflected the above items on its October 31, 2011, balance sheet as follows:
		(R$ millions)	US$ millions
Noncurrent assets	VAT taxes eligible for future credit	$3.5	$2.2
Long-term liabilities	Taxes payable	$6.0	$3.3

13. Termination of License Agreement with DuPont

The Company received notice dated July 12, 2011, from E.I. DuPont de Nemours and Company (“DuPont”) stating that DuPont has terminated the DuPont Wholesaler Agreement dated January 1, 2011. DuPont has fulfilled orders for purchases of finished garments containing Tychem® and Tyvek® through September 10, 2011.

14. Brazil Management and Share Purchase Agreement

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

Lakeland and the two terminated sellers unsuccessfully attempted to negotiate a settlement. The claim is now in arbitration. Lakeland has asserted further damages in such arbitration proceeding as more fully discussed in Note 13. The matter is currently being arbitrated with a decision expected in March 2012. Should the terminations be determined by the Arbiters not to be for cause, there could be a payment up to approximately $10.3 million USD payable to the two terminated individuals, or $5.5 million to one and $4.8 million to the other.  These payments reflect contractual provisions that entitle these individuals to maximum earn-out payments should they be terminated without cause. Based on the actual results of calendar 2010 as contractually specified, no supplemental purchase price has been earned. Management believes it has strong evidence to support its case that the terminations were properly for cause and believes it is probable that there will be no liability to the Company. As such, no accrual has been made. However, as with most judicial proceedings, there is a reasonable possibility that a loss may be incurred.  The current balance in the escrow fund is approximately $1.3 million USD which, if released by the arbitration panel to the Company, will represent a gain contingency, net of legal fees and other related costs.

The legal and arbitration fees are being charged to expense as incurred.

15. Goodwill

The changes in the carrying amount of goodwill during fiscal year 2012 are summarized in the following:

	USA	Brazil	Total
Balance as of January 31, 2011	$871,296	$5,426,455	$6,297,751
During fiscal year 2012 through October 31, 2011
Effect of foreign currency translation	-	(39,011)	(39,011)
Balance as of October 31, 2011	$871,296	$5,387,444	$6,258,740

  16. Recent Accounting Pronouncements

In June 2011, the FASB issued amendments to the presentation of comprehensive income, which become effective for interim and annual periods beginning after December 15, 2011. The amendments eliminate the current reporting option of displaying components of other comprehensive income within the statement of changes in stockholders’ equity. Under the new guidance, the Company will be required to present either a single continuous statement of comprehensive income or an income statement immediately followed by a statement of comprehensive income. Also, both presentation methods require that reclassification adjustments from other comprehensive income to net income be shown on the face of the financial statements.

  17. Discontinued Operations in India

On December 5, 2011, the Company decided to discontinue operations in its India glove manufacturing facility and put the assets and business up for sale. The Company decided to sell this division primarily because it has incurred significant operating losses since inception, and the Company has been unsuccessful in developing sufficient sales to reach at least break even. The Company is attempting to sell the operations as an ongoing operation but, if unsuccessful, is preparing for a shutdown of operations by January 2012.

Prior year financial statements for the three and nine months ended October 31, 2010, have been restated to present the operations of the India glove manufacturing subsidiary as a discontinued operation.

In conjunction with the discontinuance of operations, the Company recognized a pretax loss on disposal of $880,694, consisting of $585,000 in inventory write-downs, $145,494 in shutdown expenses and $150,000 in operations in Q4 until shutdown. The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations in India” and Liabilities of discontinued operations in India;” respectively, in the accompanying Balance Sheets at October 31, 2011 and January 31, 2011, and consist of the following:

	October 31, 2011	January 31, 2011
Cash	$193,110	$121,436
Accounts receivable	70,606	100,254
Inventory	190,013	622,480
Other current asset	36,084	20,371
Property/equipment	2,491,028	2,805,060
Total assets of discontinued operations	2,980,841	3,669,601
Liabilities of discontinued operations
Accounts payable	46,290	29,467
Other liabilities	319,917	4,473
Total liabilities of discontinued operations	366,207	33,940

Net assets of discontinued operations	$2,614,634	$3,635,661

The following table illustrates the reporting of the discontinued operations reclassified on the face of the Statements of Operations for the three and nine months ended October 31, 2011 and 2010:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Net sales	$225,307	$612,563	$742,055	$1,513,754
Cost of goods sold	372,691	611,139	1,056,757	1,694,900
Gross profit	(147,384)	1,424	(314,702)	(181,146)
Operating expense	100,312	80,278	249,630	262,878
Operating profit	(247,696)	(78,855)	(564,332)	(444,024)
Shutdown expense accrual	880,694	—	880,694	—
Loss from discontinued operations before income taxes	(1,128,390)	(78,855)	(1,445,026)	(444,024)
Benefit from income taxes from discontinued operations	406,120	28,388	520,210	159,849
Net loss from discontinued operations	(722,270)	(50,467)	(924,816)	(284,648)
Details of shut down expense:
Inventory write down	$585,000
Cost associated with shut down	145,694
Operating expense accrual	150,000
	$880,694

The above amounts presented for the previous fiscal year have been reclassified to conform to the current presentation.

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

We have operated manufacturing facilities in Mexico since 1995, in China since 1996, in India since 2007 and in Brazil since 2008. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. We completed the moving of production of our reusable woven garments and gloves to these facilities in fiscal 2010. As a result, we have seen cost improvements for these particular product lines as well and, as a result, we expect to see continuing profit margin improvements for these product lines over time.

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

Lakeland offers a growth rebate to certain distributors each year on a calendar - year basis. Sales are tracked on a monthly basis, and accruals are based on sales growth over the prior year. The growth rebate accrual is booked on a monthly basis as a reduction to revenue and an increase to liabilities if the accrual is increased and the reverse if the trend goes in the opposite direction over the prior year in a given month. Based on volume and products purchased, distributors can earn anywhere from 1% to 4% rebates in the form of either a quarterly or annual credit to their account, depending on the specific agreement. In estimating the accrual needed, management tracks sales growth over the prior year.

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

Allowance for Doubtful Accounts.  Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company recognizes losses when information available before the financial statements are issued or available to be issued indicates that it is probable that an asset has been impaired based on criteria noted above at the date of the financial statements, and the amount of the loss can be reasonably estimated. Management considers the following factors when determining the collectability of specific customer accounts:

Customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

The functional currency for the Brazil operation is the Brazil Real; the United Kingdom, the Euro; the trading company in China, the RenminBi; the Canada Real Estate, the Canadian dollar; and the Russia operation, the Russian Ruble.

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

Loss Contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been or is probable of being incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Significant Balance Sheet Fluctuation October 31, 2011, As Compared to January 31, 2011

Cash decreased by $6,418 as borrowings under the revolving credit facility increased by $1.2 million at October 31, 2011. Borrowings under the new term loan facility increased by $3.7 million. Increased borrowing was utilized primarily to fund capital expenditures in Mexico and Brazil. Accounts receivable increased by $0.9 million mainly resulting from an increase in sales in Brazil in the month of October.

Inventory increased by $2.2 million, mainly reflecting a buildup in Brazil in anticipation of large bid contracts and exchange rate differences and an increase in China reflecting the need to source the raw materials locally. Prepaid taxes and other assets decreased by $0.6 million, mainly due to VAT and other taxes refundable in Europe and China and the use of prepaid VAT tax credits resulting from last year’s payment to the amnesty program in Brazil.

At October 31, 2011, the Company had an outstanding loan balance of $12.7 million under its facility with TD Bank, N.A. compared with $11.5 million at January 2011 and borrowings of $3.7 million on its new term note. Total stockholders’ equity increased $0.7 million principally due to the net income for the period of $1.2 million and the changes in foreign exchange translations in other comprehensive income of $(0.5) million.

Three Months Ended October 31, 2011 As Compared to the Three Months Ended October 31, 2010

Net Sales. Net sales from continuing operations decreased $1.0 million, or 3.6%, to $24.7 million for the nine months ended October 31, 2011, from $25.7 million for the nine months ended October 31, 2010. The net decrease was due to a decrease of $3.6 million in domestic sales, offset by an increase of $2.6 million in foreign sales. External sales from China were slightly lower than the year ago period. This is due in large part to a decline in direct container shipments to the US, resulting from high stock levels at larger customers in the US after the Gulf oil spill. Domestic sales in China and to the Asia Pacific Rim remain strong. UK sales increased by $0.3 million, or 22.6%. Chile and Argentina sales increased by 58%. US domestic sales of disposables decreased by $4.1 million, mainly resulting from the loss of volume in Tyvek products, but chemical suit sales were flat, wovens decreased by $0.4 million, reflective sales increased by $0.3 million, Canada sales increased $0.1 million and glove sales increased by $0.5 million. Sales in Brazil increased by $0.5 million, an increase of 56.8%.

Gross Profit. Gross profit from continuing operations increased $0.2 million, or 3.2%, to $7.4 million for the three months ended October 31, 2011, from $7.2 million for the three months ended October 31, 2010. Gross profit as a percentage of net sales increased to 30.0% for the three months ended October 31, 2011, from 28.0% for the three months ended October 31, 2010. Major factors driving the changes in gross margins were:

☐
Disposables gross margin decreased by $1.4 million this year compared with last year. This decrease was mainly due to lower volume and lower margins in quarter three this year resulting from the sale in the current year of finished goods purchased from DuPont at a much lower margin than in the prior year.

☐	Brazil’s gross margin was 44.9% this year compared with 41.7% last year. This increase was largely due to the sales mix.
☐	Chemical division gross margin increased six percentage points resulting from sales mix.
☐	Canada gross margin increased 1.4 percentage points due to higher volume and favorable exchange rates.
☐	UK gross margin increased by 12.7 percentage points over the prior year due to more favorable market conditions and higher volume.
☐	Reflective division margin increased by 20.6 percentage points due to higher volume and sales mix.
☐	Chile and Argentina gross margin increased by approximately 10 percentage points due to higher volume and sales mix.

Operating Expenses. Operating expenses from continuing operations increased $0.9 million, or 14.4%, to $7.2 million for the three months ended October 31, 2011, from $6.3 million for the three months ended October 31, 2010.  As a percentage of sales, operating expenses increased to 29.0% for the three months ended October 31, 2011, from 24.5% for the three months ended October 31, 2010.  The $0.9 million increase in operating expenses in the three months ended October 31, 2011, as compared to the three months ended October 31, 2010, was comprised of:

☐	$(0.2) million decrease in freight out shipping costs, due to lower volume.
☐
$0.1 million in increased operating costs in China were the result of the large increase in direct international sales made by China, now allocated to SG&A costs, previously allocated to cost of goods sold.

☐	$0.1 million in increased expenses for trade shows over Q3 last year.
☐
$0.3 million increase in administrative and office payroll, mainly resulting from Brazil as follows:  a promotion to the national sales manager, who was converted to salary and off commission, several sales hires and a government mandated 6.8% increase for staff salaries, and a new contract for the President of the Brazilian operation.

☐
$0.6 million increase in currency fluctuation loss resulting from a $0.4 million charge this year mainly resulting from Brazil where we do not hedge, compared to a gain of $0.2 million in the previous year.

Operating Profit. Operating profit from continuing operations decreased to $0.2 million for the three months ended October 31, 2011 from $0.9 million for the three months ended October 31, 2010. Operating margins were 0.9% for the three months ended October 31, 2011, compared to 3.5% for the three months ended October 31, 2010. Operating Profit was impacted by a drop in intersegment sales and indirect container shipments to the US from China.

Interest Expense.  Interest expenses increased by $0.1 million for the three months ended October 31, 2011, as compared to the three months ended October 31, 2010, due to higher borrowing levels outstanding, including the new term loans, and higher rates.
Income Tax Expense.  Income tax expenses consist of federal, state and foreign income taxes.  Income tax expenses from continuing operations decreased $0.2 million, to $(0.1) million for the three months ended October 31, 2011, from $0.1 million for the three months ended October 31, 2010.  Our effective tax rates were not meaningful for quarter three fiscal 2012 and 17.0% for the three months ended October 31, 2010. Our effective tax rate for quarter three fiscal 2012 was due to near consolidated breakeven taxable income and goodwill write-offs in Brazil.

Net Income from continuing Operations.  Net income from continuing operations decreased to $0.1 million in the three months ended October 31, 2011 from $0.7 million in the three months ended October 31, 2010, mainly due to the decreased volume and margins from disposables sales and the foreign exchange losses in Brazil.

Net Income.  Net income decreased $1.2 million to a loss of $0.6 million for the three months ended October 31, 2011, from a profit of $0.6 million for the three months ended October 31, 2010. The decrease in net income primarily resulted from the discontinuance of India and foreign exchange losses in Brazil, along with lower disposables sales and gross margins.

Nine Months Ended October 31, 2011, As Compared to the Nine Months Ended October 31, 2010
Net Sales. Net sales from continuing operations increased $1.5 million, or 2.0%, to $76.2 million for the nine months ended October 31, 2011, from $74.7 million for the nine months ended October 31, 2010. The net increase was due to an increase of $6.3 million in foreign sales, offset by a decrease of $4.8 million in domestic sales. External sales from China decreased by $1.1 million, reflecting lower direct container shipments into the USA, offset by sales to the new Australian distributor and domestic sales in China. Canadian sales increased by $0.5 million, or 10.2%, UK sales increased by $1.1 million, or 31.5%, Chile sales increased by $0.4 million, or 43.4%, Argentina sales increased by $0.2 million, or 34%, US domestic sales of disposables decreased by $7.7 million, mainly due to loss of Tyvek sales, chemical suit sales increased by $0.3 million, wovens decreased by $1.1 million, reflective sales increased by $1.1 million, or 37.4%, and glove sales increased by $0.3 million. Sales in Brazil were up by $4.0 million or 44.5%.

Gross Profit. Gross profit from continuing operations increased $1.4 million, or 6.4%, to $23.5 million for the nine months ended October 31, 2011, from $22.0 million for the nine months ended October 31, 2010. Gross profit as a percentage of net sales increased to 30.8% for the nine months ended October 31, 2011, from 29.5% for the nine months ended October 31, 2010. Major factors driving the changes in gross margins were:

☐
Disposables gross margin decreased by 4.2 percentage points this year compared with last year, resulting from lower volume and the sales in the current year of finished goods purchased from DuPont at a much lower margin than in the prior year, when we manufactured these items ourselves.

☐	Brazil’s gross margin was 42.3% this year compared with 45.9% last year. This decrease was largely due to a larger bid contract in the previous year.
☐	Chemical division gross margin increased 1.5 percentage points, resulting from higher volume and more favorable conditions and mix in quarter three.
☐	Canada gross margin increased 3.4 percentage points due to higher volume and favorable exchange rates.
☐	Reflective division margin increased by 11.0 percentage points due to higher volume and sales mix.
☐	Argentina and Chile gross margins increased due to higher volume and sales mix.

Operating Expenses. Operating expenses from continuing operations increased $1.0 million, or 4.8%, to $20.6 million for the nine months ended October 31, 2011, from $19.6 million for the nine months ended October 31, 2010.  As a percentage of sales, operating expenses increased to 27% for the nine months ended October 31, 2011, from 26.3% for the nine months ended October 31, 2010.  The $1.0 million increase in operating expenses in the nine months ended October 31, 2011, as compared to the nine months ended October 31, 2010, was comprised of:
☐	$(0.3) million in decreased sales commissions resulting from restructured rates.
☐
$(0.2) million decrease in freight out shipping costs due to higher volume offset by prior year stock-out conditions and the need for multiple shipments to fulfill one order as stock arrived late from DuPont.

☐	$(0.2) million decrease in professional and consulting fees, resulting from international tax planning in the prior year and the terminations in Brazil in the prior year.
☐	$(0.2) million reduction in bank charges and payroll preparation fees, resulting from reduced acceptance of credit card payment from customers and new payroll provider.
☐	$(0.1) million decrease in equity compensation, resulting from the 2009 restricted stock plan treated at the baseline performance level and the resulting cumulative charge in the previous year.
☐	$0.1 million increase in miscellaneous expenses.
☐	$0.1 million increase in bad debt expense, resulting from on large account in Chile.

☐	$0.2 million increase in sales salaries, resulting from increased sales personnel in Argentina, China and the US wovens division.
☐	$0.2 million in increased trade show expenses.
☐	$0.2 million in increased officer salaries, mainly resulting from a new national sales manager and other changes.
☐	$0.2 million increased rent expense mainly as a result of a new leased facility in the UK.
☐	$0.2 million in increased R & D expenses, resulting from worldwide product development.
☐
$0.4 million increase in administrative payroll, mainly resulting from Brazil as follows:  a promotion to the national sales manager, who was converted to salary and off commission, several sales hires and a government mandated 6.8% increase for staff salaries, and a new contract for the President of the Brazilian operation. .

☐	$0.4 million increase in foreign exchange costs, resulting from unhedged losses against the Brazilian Real compared with a gain in the prior year.

Operating Profit. Operating profit from continuing operations increased $0.5 million to $2.9 million for the nine months ended October 31, 2011, from $2.4 million for the nine months ended October 31, 2010.  Operating margins were 3.8% for the nine months ended October 31, 2011, compared to 3.2% for the nine months ended October 31, 2010. Operating Profit was impacted by a drop in intersegment sales and indirect container shipments to the US from China.

Interest Expenses.  Interest expenses from continuing operations increased by $0.2 million for the nine months ended October 31, 2011, as compared to the nine months ended October 31, 2010, due to higher borrowing levels outstanding and higher rates.

Income Tax Expense from Continuing Operations. Income tax expenses from continuing operations consist of federal, state and foreign income taxes. Income tax expenses were $0.4 million for the nine months ended October 31, 2011, and $0.5 million for the nine months ended October 31, 2010.  Our effective tax rates were 16.4% for this year and not meaningful for the nine months ended October 31, 2010. Our effective tax rate for the current year was affected by tax benefits in Brazil, resulting from government incentives and goodwill amortization. Our effective tax rate for the nine months fiscal 2011 was impacted by goodwill write-offs in Brazil and the $1.6 million charge for VAT tax expense in Brazil with no tax benefit recorded.

 Net Income from Continuing Operations.  Net Income from continuing operations increased $1.9 million to $2.1 million for the nine months ended October 31, 2011 from $0.2 million for the nine months ended October 31, 2010. The increase in net income primarily resulted from the $1.6 million charge for VAT tax expense in Brazil in the prior year. The improved profitability before VAT tax expense reflects the increase in gross margins overall and Brazil and the foreign exchange losses incurred this year.

Net Income (Loss).  Net Income increased $1.3 million to $1.2 million for the nine months ended October 31, 2011, from a loss of $0.1 million for the nine months ended October 31, 2010. This is mainly due to the $1.6 million charge in Brazil for VAT taxes in the prior year and the $0.9 million loss on disposal of Indian operations in the current year.

Liquidity and Capital Resources
Cash Flows. As of October 31, 2011, we had cash and cash equivalents of $5.9 million and working capital of $66.9 million. Cash and cash equivalents were unchanged, and working capital increased $1.9 million from January 31, 2011. Our primary sources of funds for conducting our business activities have been cash flow provided by operations and borrowings under our credit facilities described below. We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, for capital expenditures.

Net cash used in operating activities of $1.4 million for the nine months ended October 31, 2011, was due primarily to net income from operations of $1.2 million, offset by an increase in inventories of $2.2 million and an increase in accounts receivable of $1.0 million. Net cash used in investing activities of $3.6 million in the nine months ended October 31, 2011, was mainly due to purchases of property and equipment and expansion in Brazil and Mexico.

We currently have one revolving credit facility, a $23.5 million revolving credit, of which $12.7 million of borrowings were outstanding as of October 31, 2011, and one term loan facility of $6.5 million, of which $3.7 million was outstanding at October 31, 2011. Our credit facility requires that we comply with specified financial covenants relating to fixed charge ratio, funded debt to EBIDTA coverage and inventory and accounts receivable collateral coverage ratios. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facility would allow the lender to declare all amounts outstanding to be immediately due and payable. Our lender has a security interest in substantially all of our assets to secure the debt under our credit facility. As of October 31, 2011, we were in compliance with all covenants contained in our credit facility.

We believe that our current cash position of $5.9 million, our cash flow from operations, along with borrowing availability under our $23.5 million revolving credit facility, and $6.5 million term loan facility will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

Capital Expenditures. Our capital expenditures principally relate to purchases of building and equipment in Brazil, manufacturing equipment, computer equipment and leasehold improvements. Our facilities in China are not encumbered by commercial bank mortgages and, thus, Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. There are no further specific plans for material capital expenditures in the fiscal year 2013.

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

Item 4. Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2011. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2011.

Changes in Internal Control over Financial Reporting

There has been no changes in Lakeland Industries, Inc.’s internal control over financial reporting that occurred during Lakeland’s third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting.

PART II   OTHER INFORMATION

Items 1, 2, 3 and 5 are not applicable.

Item 6.  Exhibits

Exhibits:

3.1	Amended and Restated By-laws (filed herewith)

3.2	Certificate of Incorporation (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________SIGNATURES_________________

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: December 7, 2011	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President,
Secretary and General Counsel

Date: December 7, 2011	/s/Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Financial Officer)