Form 10-K
period 2012-01-31
LAKELAND INDUSTRIES INC
filed 2012-04-18
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 16, 2012
Common Stock, $0.01 par value per share	5,225,478

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Security Exchange Act of 1934, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14).

LAKELAND INDUSTRIES, INC.

This Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports and other periodic reports and filings of the Company filed with the Securities and Exchange Commission. All statements, other than statements of historical facts, which address the Company’s expectations of sources of capital or which express the Company’s expectation for the future with respect to financial performance or operating strategies, can be identified as forward-looking statements. As a result, there can be no assurance that the Company’s future results will not be materially different from those described herein as “believed,” “anticipated,” “estimated” or “expected,” “may,” “will” or “should” or other similar words which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statement is based.

PART I

Lakeland Industries, Inc. (the “Company” or “Lakeland,” “we,” “our,” or “us”) was incorporated in the State of Delaware in 1986. Our executive offices are located at 701 Koehler Avenue, Suite 7, Ronkonkoma, New York 11779, and our telephone number is (631) 981-9700. Our web site is located at www.lakeland.com. Information contained on our web site is not part of this report.

ITEM 1. BUSINESS

Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing market. Our products are sold by our in-house customer service group, our regional sales managers and independent sales representatives to a network of over 1,200 North American safety and mill supply distributors. These distributors in turn supply end user industrial customers, such as integrated oil, chemical/petrochemical, utilities, automobile, steel, glass, construction, smelting, munition plants, janitorial, pharmaceutical, mortuaries and high technology electronics manufacturers, as well as scientific and medical laboratories. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. However, internationally sales are to a mixture of end users directly and industrial distributors depending on the particular country market. Sales are made to some 30 foreign countries, but are primarily in Brazil, China, European Community, Canada, Southeast Asia, Australia, Chile and Argentina. In FY12, we had net sales from continuing operations of $96.3 million and $99.5 million in FY11. For purposes of this Form 10-K, FY refers to a fiscal year ended January 31; for example, FY12 refers to the fiscal year ended January 31, 2012.

We have operated manufacturing facilities in Mexico since 1995, in China since 1996, in India since 2007 (being sold) and in Brazil since 2008. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. We completed the moving of production of our reusable woven garments and gloves to these facilities in fiscal 2010. As a result, we have seen cost improvements for these particular product lines as well and, as a result, we expect to see continuing profit margin improvements for these product lines over time, although our U.S. margins declined in FY12 initially due to the change in the DuPont relationship whereby we resold finished product purchased from DuPont and in Q4 due to the cessation of the DuPont relationship as described herein and additional rebates and reserves taken.

Our major product categories and their applications are described below:

Limited Use/Disposable Protective Clothing. We manufacture a complete line of limited use/disposable protective garments offered in coveralls, lab coats, shirts, pants, hoods, aprons, sleeves and smocks. These garments are made from several nonwoven fabrics, such as Micromax®, Micromax NS, HBF®, SafeGard® SMS®, Pyrolon XT®, Plus 2®, RyTex®, Zonegard® and ChemMax® 1 and 2. These garments provide protection from low-risk contaminants or irritants, such as chemicals, pesticides, fertilizers, paint, grease and dust, and from limited exposure to hazardous waste and toxic chemicals, including acids, asbestos, lead and hydro-carbons (or PCBs) that pose health risks after exposure for long periods of time. Additional applications include protection from viruses and bacteria, such as AIDS, streptococcus, SARS and hepatitis, at international hospitals, clinics and emergency rescue sites and use in clean room environments to prevent human contamination in the manufacturing processes. This is our largest product line and we expect margins to ultimately increase due to the cessation of the DuPont relationships.

High-End Chemical Protective Suits. We manufacture heavy duty chemical suits made from our Pyrolon® CRFR and ChemMax® 3, 4 and Interceptor product lines. These suits are worn by individuals on hazardous material teams to provide protection from powerful, highly concentrated and hazardous or potentially lethal chemical and biological toxins, such as toxic wastes at Super Fund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as sarin gas, anthrax or ricin), and hazardous chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities. These suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. Homeland Security measures and government funding of personal protective equipment for first responders to terrorist threats or attack have since September 11, 2001 resulted in increased demand for our high-end chemical suits, and we believe a reasonable demand for these suits will continue in the future as annual state and local Bioterrorism grants are spent.

Fire Fighting and Heat Protective Apparel. We manufacture both domestically and internationally an extensive line of firefighting and heat protective apparel for use by fire fighters and other individuals that work in extreme heat environments. Our firefighting apparel is sold to local municipalities and industrial firefighting teams. Our heat protective aluminized fire suits are manufactured from Nomex®, a fire and heat resistant material, and Kevlar®, a cut and heat resistant, high-strength, lightweight, flexible and durable fiber produced by DuPont and woven by Tencate, Springs and other fabric manufacturers. This apparel is also used for maintenance of extreme high temperature equipment, such as coke ovens, kilns, glass furnaces, refinery installations and smelting plants, as well as for military and airport crash and rescue teams.

Reusable Woven Garments. We manufacture a line of reusable and washable woven garments that complement our firefighting and heat protective apparel offerings and provide alternatives to our limited use/disposable protective clothing lines. Product lines include electrostatic dissipative apparel used in the pharmaceutical and automotive industries for control of static electricity in the manufacturing process, clean room apparel to prevent human contamination in the manufacturing processes, and flame resistant Nomex® and fire resistant (FR) cotton coveralls used in chemical and petroleum plants and for wild land firefighting, and extrication suits for police and ambulance workers.

High Visibility Clothing. We manufacture a line of high visibility clothing. This line includes flame retardant and reflective garments for the Fire Industry, Nomex clothing for utilities and high visibility reflective outer wear for industrial uniforms and State Departments of Transportation.

Glove and Sleeves. We manufacture gloves and arm guards from Kevlar® and Spectra® cut resistant fibers made by DuPont, Honeywell and similar yarns made by other manufacturers, respectively, as well as engineered composite yarns and our Microgard antimicrobial yarns for food service markets. These gloves are used primarily in the automotive, glass, metal fabrication and food service industries to protect the wearer’s hands and arms from lacerations and heat without sacrificing manual dexterity or comfort.

We maintain manufacturing facilities in Decatur, Alabama; Jerez, Mexico; Salvador Bahia, Brazil; AnQui City, China; Jiaozhou, China; Sinking Spring, Pennsylvania and St. Joseph, Missouri, where our products are designed, manufactured and sold. We also have relationships with sewing subcontractors in Mexico, Argentina, Brazil and China, which we can utilize for unexpected production surges. Our international facilities allow us to take advantage of favorable labor and component costs, thereby increasing our profit margins on products manufactured in these facilities. These facilities also allow us to sell in those domestic markets, thereby avoid high import tariffs in countries like China and Brazil. The Company decided to discontinue operations in its India glove manufacturing facility and put the assets and business up for sale. The Company decided to sell this division primarily because it has incurred significant operating losses since inception, and the Company has been unsuccessful in developing sufficient sales to reach at least break even. The Company had attempted to sell the operations as an ongoing operation but shut down its operations in December 2011.

Industry Overview

The industrial work clothing market includes our limited use/disposable protective or safety clothing, our high-end chemical protective suits, our firefighting and heat protective apparel, gloves and our reusable woven garments.

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

The advent of OSHA coincided with the development of light disposable fabrics, such as SMS and Polypropylene which, for the first time, allowed for the economical production of lightweight, disposable protective clothing. The attraction of disposable garments grew in the late 1970s as a result of increases in labor and material costs of producing cloth garments and the promulgation of federal, state and local safety regulations. Also, in order to comply with WTO entry requirements, foreign countries are beginning to adopt and imitate OSHA regulations, American National Standards Institute (ANSI) and Committee European de Normalization (CE) standards. Thus, these developing international markets are growing much more rapidly than the U.S. markets where these regulations and standards have been in effect for over 40 years.

Additionally, in response to the terrorist attacks that took place on September 11, 2001, in the U.S., the federal government has provided for additional protective equipment funding through programs that are part of the Homeland Security initiative.

Since 2001, federal and state purchasing of industrial protective clothing and federal grants to fire departments have increased demand for industrial protective clothing to protect first responders against actual or threatened terrorist incidents. Specific events, such as the anthrax letters incidents in 2001, the 2002 U.S. Winter Olympics, the SARS epidemic in 2003, the ricin letter incidents in 2004 and the spread of Avian Flu and Hurricane Katrina in 2006 and the British Petroleum oil spill in 2010, have also resulted in increased peak demand for our products. In FY10, FY11 and FY12, the Department of Homeland Security (DHS) budgeted more than two billion dollars a year to six various grant programs that allow states and cities to fund response capabilities through planning, organization, equipment (including the chemical protective suits we sell) and training and exercise activities. In FY12, these included the “State Homeland Security Grant Program”($526,000,000), “Operation Stonegarden” ($54,000,000), “Citizen Corps” ($19,000,000), “Emergency Management Performance Grants” ($329,000,000), “Assistance to Firefighter Grants” ($240,000,000) and “SAFER (Staffing for Adequate Fire and Emergency Response)  Grants” ($165,000,000). In addition to these, the Department of Homeland Security plans to spend $111,000,000 on Chemical Stockpile Emergency Preparedness Program (CSEPP) and $13,000,000 on Chemical Defense Program (CDP) in FY 2012.

International and Domestic Standards

Standards development, within both the U.S. and global markets, continues to challenge manufacturers as the pace of change and adoption of new standards increase. Complex and changing international standards play to Lakeland’s strengths when compared to smaller manufacturers.

Globally, standards for lower levels of protection are also changing rapidly. In 1996, the European Committee for Standardization (CEN) adopted a group of standards that collectively comprised the only standards available for chemical protective clothing for general industry. Because these standards established performance requirements for a wide range of chemical protective clothing, these standards have been adopted by many countries and multinational corporations outside of the European Union (EU) as minimum requirements. This is especially true in the Asian and Pacific markets where compliance with occupational health and safety standards is being driven by World Trade Organization (WTO) membership. In addition to CEN, ASTM International and the National Fire Protection Association (NFPA) are increasing the numbers of “Memorandums of Understanding” (MOUs) they have in place with foreign countries as they vie for relevance on the international stage. Developing nations that want WTO membership must establish worker safety laws as the USA did in 1970 with its OSHA laws. This movement is driving demand for our products internationally, particularly in fast GDP growth countries, such as China, Brazil, India and Russia.

A number of developing nations are now becoming active in their own standards development based on existing international standards.  However, the primary goal of their standards writing activity is not focused on worker protection (that is provided for by the use of international standards), rather they are attempting to establish their own certification criteria that will protect their domestic markets or favor specific regional suppliers. This presents a new challenge in that now not only are we faced with multiple test methods and standards, but we have the potential for multiple certification processes.  While this adds to product development and sales expenses, the additional cost is only incremental. The real challenge is in navigating the certification process itself. Lakeland, by virtue of its international manufacturing and sales operations, is in a unique position to capitalize on this new dynamic.

With the 2010 publication of ANSI/ISEA (International Safety Equipment Association) 103, there are now three standards that apply to chemical protective clothing for industrial applications globally. There are a number of reasons why we believe that none of the three will ever achieve global dominance even among countries that aggressively seek to comply with WTO agreements on Technical Barriers to Trade (TBT). This situation favors protective clothing suppliers that manufacture their own garments as they are in the best position to optimize the long certification times and expenses for manufacturing. With manufacturing in multiple countries around the world and a uniquely consolidated international sales force, Lakeland is well positioned to take advantage of this development in international standards.

Industry Consolidation

The industrial protective clothing industry in the U.S. remains highly fragmented and consists of a large number of small, closely-held family businesses. DuPont, Lakeland and Kimberly Clark are the dominant disposable industrial protective apparel manufacturers.

As our customers, being large safety or mill supply distributors, consolidate and grow, we believe they are looking to reduce the number of safety manufacturing vendors they deal with and support, while at the same time shifting the burden of end user selling to the manufacturer. This creates a significant capital availability issue for small safety manufacturers as end user selling is more expensive, per sales dollar, than selling to safety distributors. As a result, the manufacturing sector in this industry is also seeing follow-on consolidation. DuPont has acquired Marmac Manufacturing, Inc., Kappler, Inc., Cellucup, Melco Mfg. and Regal Manufacturing, since 1998 while, in the related safety product industries, Norcross Safety Products L.L.C. (Norcross) acquired Morning Pride, Ranger-Servus, Salisbury, North and Pro Warrington, and Christian Dalloz has acquired Bacou, USA which itself acquired Uvex Safety, Inc., Survivair, Howard Leight, Perfect Fit, Biosystems, Fenzy, Titmus, Optrel, OxBridge and Delta Protection. In spring of 2008, Honeywell acquired Norcross and, in a separate transaction, 3M acquired Aaero Corporation. In 2010, 3M acquired Daily’s in the UK and in 2011 also acquired a portion of DuPont’s nonwoven operations, Kimberly Clark acquired Safeskin and in 2009 acquired Jackson Products, Inc. and further in 2010 Honeywell acquired Sperian, a multinational safety products company which was listed on the Paris Exchange.

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

We believe in the future we will have a substantial opportunity to pursue acquisitions in the industrial protective clothing industry, particularly because many smaller manufacturers share customers with us.

Business Strategy

Key elements of our strategy include:

•	Increase International Sales Opportunities. We intend to aggressively increase our penetration of the international markets for our product lines. Starting in FY07 and through FY08, we opened sales offices in Beijing, Shanghai, Chongqing, Guangzhou and Weifang, China; Santiago, Chile and Buenos Aires, Argentina and in FY11, we opened sales offices in Russia, India and Kazakhstan. Additionally sales in our older United Kingdom operation increased 27.6% in FY12 and 24.9% in FY11. We expect our newer operations in South America, Russia and Kazakhstan to ramp up sales on a similar basis to our UK operations. We also acquired Qualytextil, a Brazilian manufacturer with FY08 sales of $10.0 million and revenue growth of $8.4 million for the nine months in FY09 in which we owned Qualytextil and a growth in the full year of FY10 of 18%, 2.4% in 2011 and 16.3% in 2012. This strategy is driven by the fact that many Asian and South American countries have adopted legislation similar to the 1970 U.S. Occupational Health and Safety Act (OSHA) in order to facilitate their entry into the World Trade Organization (WTO) which has as a requisite for entry worker safety laws (like OSHA), social security, environmental and tax laws similar to that of the USA and Europe. These new worker safety laws have driven the demand for our products in these rapidly growing economies. The sales in Brazil in the fourth quarter of this year had no large bid sales; the fourth quarter last year had large bid sales. These bid sales greatly increase the volume which increases the margin. Our operating costs in Brazil are largely fixed.

•	Improve Marketing in Existing Markets. We believe significant growth opportunities are available to us through the better positioning, marketing and enhanced cross-selling of our reusable woven protective clothing, glove and arm guards and high-end chemical suit product lines, along with our limited use/disposable lines as a bundled offering. This allows our customers one stop shopping using combined freight shipments.

•	Emphasize Customer Service. We continue to offer a high level of customer service to distinguish our products and to create customer loyalty. We offer well-trained and experienced sales and support personnel, on-time delivery and accommodation of custom and rush orders. We also seek to advertise our Lakeland branded tradenames and trademarks.

•	Introduction of New Products. We continue our history of product development and innovation by introducing new proprietary products across all our product lines. Our innovations have included Micromax® disposable protective clothing line, our ChemMax® line of chemical protective clothing, our Despro® patented glove design, Microgard antimicrobial products for food service and our engineered composite glove products for high cut and abrasion protection, our Thermbar™ glove and sleeve products for heat protection, Grapolator™ sleeve lines for hand and arm cut protection and our Thermbar™ Mock Twist glove for hand and arm heat protection. We own 18 patents on fabrics and production machinery and have one additional patent in application. We will continue to dedicate resources to research and development.

•	Decrease Manufacturing Expenses by Moving Production to International Facilities. We have additional opportunities to take advantage of our low cost production capabilities in China, Mexico and Brazil. Beginning in 1995, we successfully moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to facilities in Mexico and China. Beginning January 1, 2005, pursuant to the United States World Trade Organization Treaty with China and the 1995 North American Free Trade Agreement (NAFTA), the reduction in quota requirements and tariffs imposed by the U.S. and Canada on textiles goods, such as our reusable woven garments, have made it more cost effective to move production for some of these product lines to our assembly facilities in China and Mexico. We completed this process in FY08. Additionally,

•	We continue to press our raw material and component suppliers for price reductions and better payment terms.
•	We are sourcing more raw materials and components from our China based operations as opposed to sourcing in Europe and North America.
•	We are re-engineering many products so as to reduce the amount of raw materials used and reduce the direct labor in such products.
•	We are in the process of closing our facility in St. Joseph, MO and moving the production partly into our Decatur, AL facility, but mostly into our newly expanded facility in Jerez, Mexico. This move is expected to result in a significant net overhead reduction commencing in our second quarter of fiscal 2013.

•	Increase Sales to the First Responder Market. Our high-end chemical protective suits meet all of the regulatory standards and requirements and are particularly well-qualified to provide protection to first responders to chemical or biological attacks. For example, our products have been used for response to threats arising over the past several years, such as the 2001 anthrax letters, the 2003 SARS epidemic, the 2004 ricin letters, 2006 Avian Flu and the 2010 Gulf oil spill,. A portion of appropriations for the Fire Act of 2002 and the Bio Terrorism Act of 2002, with continuing funding through 2012, are available to first responders for purchase of products that we manufacture, and we continue to aggressively target the Homeland Security market.

•	Acquisitions. We believe that the protective clothing market is fragmented and presents the opportunity to acquire businesses that offer comparable products or specialty products that we do not offer. We intend to consider acquisitions that afford us economies of scale, enhanced opportunity for cross-selling, expanded product offerings and an increased market presence. Towards that goal, we acquired Mifflin Valley, Inc., a manufacturer of high visibility protective clothing in August 2005. We closed on our acquisition of Qualytextil, a Brazilian manufacturer of fire protective clothing, in May 2008. We continue to entertain other opportunities with an eye to increasing earnings.

Our Competitive Strengths

Our competitive strengths include:

•	Industry Reputation. We devote significant resources to creating customer loyalty by accommodating custom and rush orders and focusing on on-time delivery. Additionally, our ISO 9001 and 9002 certified facilities manufacture high-quality products. As a result of these factors, we believe that we have an excellent reputation in the industry.

•	International Manufacturing Capabilities. We have operated our own manufacturing facilities in Mexico since 1995 and in China since 1996. Our four facilities in China total 454,000 sq. ft. of manufacturing, warehousing and administrative space while our facility in Mexico totals 74,000 sq. ft. of manufacturing, warehousing and administrative space. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permits us to purchase certain raw materials at a lower cost than are available domestically.

•	Brazil. In May 2008, we acquired Qualytextil, S.A., a Brazilian manufacturer of fire protective clothing, which opens up the tariff protected Mercosur markets of Brazil, Argentina, Uruguay, Paraguay and soon, by membership, Venezuela, for Qualytextil’s fire protective products but also provides us outlets for many of the products we make in the USA, China and Mexico.

•	International Sales Offices. We have sales offices around the world to service various major markets, a greatly expanded Toronto, Canada facility that went on line in January 2008 for the Canadian market, an expanded Newport, United Kingdom office for the European Community that went on line in late 2011 and recently opened sales offices in Beijing, Weifang, Guangzhou, Chongqing and Shanghai, China covering China, Australia and Southeast Asia; Santiago, Chile; Buenos Aires, Argentina; and Jerez, Mexico for the South American market. In FY11 we also opened sales offices in Moscow, Russia and Ust-Kamenogorsk, Kazakhstan. The Brazil acquisition in May 2008 provided the infrastructure for our strategy for South America. In FY10, we opened a sales office in Buenos Aires, Argentina.

•	Comprehensive Inventory. We have a large product offering with numerous specifications, such as size, styles and pockets, and maintain a large inventory of each in order to satisfy customer orders in a timely manner. Many of our customers traditionally make purchases of industrial protective gear with expectations of immediate delivery. We believe our ability to provide timely service for these customers enhances our reputation in the industry and positions us strongly for repeat business, particularly in our limited use/disposable protective clothing lines.

•	Manufacturing Flexibility. By locating labor-intensive manufacturing processes, such as sewing in Brazil, Mexico and China, and by utilizing sewing subcontractors, we have the ability to increase production without substantial additional capital expenditures. Our manufacturing systems allow us flexibility for unexpected production surges and alternative capacity in the event any of our independent contractors become unavailable.

•	Experienced Management Team. We have an experienced management team. Many of our officers average greater than 20 years of experience in the industrial protective clothing market. The knowledge, relationships and reputation of our management team helps us maintain and build our customer base.

Products

The following table summarizes our principal product lines, the raw materials used to manufacture them, their applications and end markets:

Product Line	Raw Material	Protection Against	End Market
Limited use/disposable protective clothing	• Laminates of Polyethylene, Spunlaced Polyester, SMS, Polypropylene, and Company Micromax®, Micromax NS, Micromax M3P and HBF, ChemMax® 1, ChemMax® 2, Pyrolon®, and numerous other non-woven fabrics

•     Contaminants, irritants, metals, chemicals, fertilizers, pesticides, acids, asbestos, PCBs, lead, dioxin and many other hazardous chemicals

•     Viruses and bacteria (AIDS, streptococcus, SARS, Bird flu and hepatitis)

• Integrated oil • Chemical industries • Public utilities • Automotive and pharmaceutical industries • Government (terrorist response) • Laboratories • Janitorial
High-end chemical protective suits	• ChemMax® 3 and 4 • Interceptor® • Pyrolon® CRFR • Other Lakeland patented co-polymer laminates	• Chemical spills • Toxic chemicals used in many varied manufacturing processes • Terrorist attacks, biological and chemical warfare (sarin, anthrax and ricin)	• Integrated oil, chemical and nuclear industries • Hazardous material teams • Fire departments (hazmat) • Government (first responders)
Firefighting and heat protective apparel	• Nomex® • Aluminized Nomex® • Aluminized PBI/ Kevlar® • PBI Matrix and Gemini • Millenia XT® • Basofil® • Advance • Advance Ultra • Fyrban	• Fire, burns and excessive heat	• Municipal, corporate and volunteer fire departments • Wild land fire fighting • Hot equipment maintenance personnel and industrial fire departments • Oil well fires • Airport crash rescue
Reusable woven garments	• Staticsorb carbon thread with polyester • Cotton polyester blends • Cotton • Polyester • Tencate® FR cottons • Nomex®/FR Aramids • Nylon • Indura® Ultrasoft/FR cotton • Stedfast “BB”	• Protects manufactured products from human contamination or static electrical charge • Bacteria, viruses and blood borne pathogens • Protection from flash fires	• General industrial applications • Household uses • Clean room environments • Emergency medical ambulance services • Chemical and oil refining • Medical and laboratory facilities
High Visibility Clothing	• Polyester mesh • Solid polyester • FR polyester mesh • FR solid polyester • Modacrylic • Modacrylic antistatic • FR cotton • Nomex • FR trims	• Lack of visibility • Heat, flame, sparks • Arc flash • Static buildup, explosive atmospheres • Fire, heat explosions	• Highway • Construction • Maintenance • Transportation • Airports • Police • Fire, EMS • Electric, coal and gas utilities • Extrication • Confined space rescue

Product Line	Raw Material	Protection Against	End Market
Glove and Sleeves

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

Limited Use/Disposable Protective Clothing

We manufacture a complete line of limited use/disposable protective garments, including coveralls, laboratory coats, shirts, pants, hoods, aprons, sleeves, arm guards, caps and smocks. Limited use garments can also be coated or laminated to increase splash protection against harmful inorganic acids, bases and other hazardous liquid and dry chemicals. Limited use garments are made from several nonwoven fabrics, including our premium lines, our own trademarked fabrics, such as Pyrolon® Plus 2, XT, Micromax®, Micromax NS, Safegard® “76”, Zonegard®, RyTex® ChemMax® 1 and 2, and TomTex®, which are made of spunlaced polyester, polypropylene, laminates, micropourous films and derivatives. We incorporate many seaming, heat sealing and taping techniques depending on the level of protection needed in the end use application.

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

Our limited use/disposable protective clothing products range in unit price from $.16 for shoe covers to approximately $15.00 for a ChemMax® 1 laminated hood and booted coverall. Our largest selling item, a standard white MicroMax NS ANSI standard or CE standard coverall, sells for approximately $2.00 to $3.75 per garment. By comparison, similar reusable cloth coveralls range in price from $35.00 to $90.00, exclusive of laundering, maintenance and shrinkage expenses.

We warehouse and sell our limited use/disposable garments primarily at our Decatur, Alabama, and China manufacturing facilities and secondarily from warehouses in Hull, United Kingdom; Sao Paulo, Brazil; Toronto, Canada; Buenos Aires, Argentina; Santiago, Chile; Moscow, Russia; Ust-Kamenogorsk, Kazakhstan; Las Vegas, Nevada and Sinking Spring, Pennsylvania. The fabric is cut and sewn into required patterns at our four Chinese and one Mexican plant and shipped to all our sales points around the world. Our assembly facilities in China and Mexico cut, sew and package the finished garments and return them primarily to our Decatur, Alabama plant, normally within 1 to 10 weeks, for immediate shipment to our North American customers.

In FY12, there was no independent sewing contractor that accounts for more than 5% of our production of the limited use disposable garments. We believe that we can obtain adequate alternative production capacity should any of our independent contractors become unavailable.

High-End Chemical Protective Suits

We manufacture and sell heavy duty protective chemical suits and protective apparel from our proprietary CRFR, ChemMax® 3, 4, Interceptor and other fabrics. These suits are worn by individuals on hazardous material teams and within general industry to provide protection from powerful, highly concentrated and hazardous or potentially lethal chemical and biological toxins, such as toxic wastes at Super Fund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as sarin, anthrax or ricin and mustard gas) and chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities. Our line of chemical suits range in cost from about $15-$1,300 per coverall. The chemical suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. We have also introduced two garments approved by the National Fire Protection Agency (NFPA) for varying levels of protection:

•	Interceptor®, two multilayer films laminated on either side of durable nonwoven substrate. This garment provides a broad spectrum chemical barrier to gases, vapors, and liquids. This garment is of an encapsulating design and is available in NFPA 1991 with flash fire for escape option and CE Type 1 certified configurations.
•	ChemMax® 4 is a multilayer barrier film laminated to a durable nonwoven substrate. This garment is a broad spectrum chemical barrier, but its greatest advantage is that the material is strong enough to hold an airtight zipper and to withstand reuse. As a result, it provides a low cost option for encapsulating garments and is durable enough for multiple reuse provided the garment is not exposed to chemical hazards. It is available in CE type 4 and 3 certified garments.

The addition of Interceptor and ChemMax® 4 to our product line provides Lakeland with, we believe, the most complete and cost-effective line of chemical protective garments available on the market today. Garments are certified to NFPA standards where applicable and versions of all of these garments are CE certified.

We manufacture chemical protective clothing at our facilities in Decatur, Alabama, Mexico and China. Using fabrics, such as ChemMax® 1, ChemMax® 2, ChemMax® 3, ChemMax® 4 and Interceptor, we design, cut, glue and/or sew the materials to meet customer purchase orders.

We derive a percentage of our sales from the Department for Homeland Security. The federal government, through the Fire Act of 2002, began appropriating money as grants in 2003 to fire departments in the United States and its territories to fund the purchase of, among other things, personal protective equipment, including our firefighting and heat protective apparel and high-end chemical protective suits. An additional $750 million was appropriated for 2004, $650 million for 2005, $648 million for 2006, $547 million for 2007, $560 million for 2008, $500 million for 2009, $780 million for 2010, $190 million for 2011 and $610 million for 2012. The Bio Terrorism Preparedness and Response Act of 2002 included appropriations of approximately $3.643 billion for Bioterrorism Preparedness and approximately $1.641 billion for Bioterrorism Hospital Preparedness between 2002 and 2012.

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

We manufacture fire fighter protective apparel for domestic and foreign fire departments. We developed the popular 32-inch coat high back bib style (Battalion) bunker gear. Crash rescue continues to be a major market for us, as we were one of the first manufacturers to supply military and civilian markets with airport firefighting protection.

Our fire suits range in price from about $800 for standard fire department turn out gear to $2,000 for certain fire proximity suits and heat protective apparel. Approximately 7% of our heat protective clothing is currently manufactured at our facility in St. Joseph, Missouri, 15% in our China facilities and the remaining 78% in our Brazil facility. In April 2012, the St. Joseph, Missouri facility was closed with production moved to our Alabama and Mexico facilities. Our Fyrepel® brand of firefighting apparel continues to benefit from ongoing research and development investment, as we seek to address the ergonomic needs of stressful occupations. Additionally, we have introduced a new NFPA certified line of our OSX turnout gear manufactured in China. Orders continue to increase as it complements our US product offering.

In order to enhance our sales, complement our existing woven products line and broaden our product offering, we have initiated a completely new product line that will be branded Fyrban. The Fyrban product offering will enable us to sell more to the fire service, as well as open the doors regarding woven clothing in the electrical and industrial markets. The products that we are introducing for the fire service are as follows:

•	Fire service station wear in multiple protective fabrics
•	Fire service extrication suits in FR cotton
•	Additional wild land firefighting apparel in multiple fabrics

The products that we are introducing for the electrical and industrial markets are as follows:

•	Flame resistant arc/flash protective suits in FR cotton
•	Flame resistant shirts and pants in multiple protective fabrics
•	Flame resistant jackets in FR cotton

The products range in price from approximately $35.00 for a standard certified pant to $400.00 for a certified arc protective suit. Approximately 75% are being manufactured in our China facilities. Approximately 20% are being manufactured in our Mexico facilities, and approximately 5% are being manufactured in our Decatur, Alabama facility. The Decatur facility will also be utilized as a finishing location for garments that need to be altered.

Gloves and Sleeve Products

We manufacture and sell specially designed glove and sleeve protective products made from Kevlar®, a cut and heat resistant fiber produced by DuPont, Spectra®, a cut resistant fiber made by Honeywell and our proprietary patented engineered yarns. We are one of only nine companies licensed in North America to sell 100% Kevlar® gloves, which are high strength, lightweight, flexible and durable. Kevlar® gloves offer a better overall level of protection and lower worker injury rates, and are more cost effective than traditional leather, canvas or coated work gloves. Kevlar® gloves, which can withstand temperatures of up to 400°F and are cut resistant enough to allow workers to safely handle sharp or jagged unfinished sheet metal, are used primarily in the automotive, glass and metal fabrication industries. Our higher end string knit gloves range in price from about $40 to $170 for a dozen pair.

We manufacture these string knit gloves primarily at our Mexican facility. We completed our shift of knitted glove production to Mexico in FY08 allowing for lower production and labor costs. Foreign production will allow lower fabric and labor costs.

We have received patents for our DesPro and Des ProPlus products on manufacturing processes that provide greater cut and abrasion hand protection to the areas of a glove where it wears out prematurely in various applications. For example, the areas of the thumb crotch and index fingers are made heavier than the balance of the glove, providing increased wear protection and longer glove life, reducing overall glove costs. This proprietary manufacturing process allows us to produce our gloves more economically and provide a greater value to our end user.

In FY12, we continued to combine the chemically resistant line of gloves in other lines to further broaden our new product offerings on a global basis. Further, this chemically resistant line of gloves fits well with our chemically resistant line of disposable and higher end chemical protective line of apparel, as many of the users of these suits also use these same gloves. To further enhance the hand protection product offering in FY11, a relationship began with a Chinese manufacturer of knit gloves with polymer (Nitrile, natural rubber, polyurethane) coatings. These new products further enhance Lakeland’s product offering in a segment of the market that is increasing quickly.

Reusable Woven Garments

We manufacture and market a line of reusable and washable woven garments that complement our firefighting and heat protective apparel offerings and provide alternatives to our limited use/disposable protective clothing lines and give us access to the much larger woven industrial and health care-related markets. Cloth reusable garments are favored by customers for certain uses or applications because of familiarity with and acceptance of these fabrics and woven cloth’s heavier weight, durability, longevity and comfort. These products allow us to supply and satisfy a wider range of safety and customer needs.

Additionally, we are currently working on a new line of FR (fire retardant) and non-FR garments that will be utilized in the Police/SWAT and Emergency Medical Technician areas.

Our product lines include the following:

•	Electrostatic dissipative apparel used primarily in the pharmaceutical and automotive industries.
•	Clean room apparel used in semiconductor manufacturing and pharmaceutical manufacturing to protect against human contamination.
•	Flame resistant Nomex®/FR Cotton coveralls/pants/jackets used in chemical and petroleum plants and for wild land firefighting.
•	Cotton and Polycotton coveralls, lab coats, pants and shirts.

Our reusable woven garments range in price from $30 to $200 per garment. We manufacture and sell woven cloth garments at our facilities in China, Mexico and Decatur, Alabama. We are continuing to relocate highly repetitive sewing processes for our high volume, standard product lines, such as woven protective coveralls, and fire retardant coveralls to our facilities in China and Mexico where lower fabric and labor costs allow increased profit margins.

High Visibility Clothing

Lakeland Reflective manufactures and markets a comprehensive line of reflective apparel meeting the American National Standards Institute (ANSI) requirements as designated under standards 107-2004 and 207-2006. The line includes vests, T-shirts, sweatshirts, jackets, coats, raingear, jumpsuits, hats and gloves.

Fabrics available, including solid and mesh fluorescent, polyester, both standard and FR treated, Modacrylic materials which meet ASTM 1560 Test method for standard 70 Electric Arc Protection, are part of our offering. We recently introduced a breathable Modacrylic fabric. This fabric should have great appeal in states where very hot weather affects utility workers working outside during spring and summer (heat prostration).

In FY10, we released a new series of High Contrast Bomber Jackets, with a polyester shell that is waterproof, breathable and has a FR treated fabric. This product is intended to provide visibility to the Public Safety sector. Public Safety as a market consists of Firemen, Police and Emergency Medical Services. Such personnel also contend with hazards, such as hot objects and sparks. Hence, the addition of the FR treatment makes this garment desirable in such working environments.

With the onset of Federal Legislation, 23CFR634, effective November 2008, all contractors and other groups, working on any highway which benefits from Federal Funds, have been required to wear class 2 or class 3 vests. This legislation has greatly expanded the market for economically priced vests, which we manufacture in China.

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

In addition to ANSI Reflective items, Lakeland Hi-Visibility manufactures Nomex and FR cotton garments which have reflective trim as a part of their design criteria. These garments typically are used in rescue operations, such as those encountered with a vehicular crash. Garments in this group are not as price sensitive as those in the reflective categories. Consequently they are made in our Sinking Spring, Pennsylvania facility where we can react to customized needs and offer quicker customer response. Garments in this group can range in price from $200-$350.

Quality

Our Alabama, Pennsylvania, Brazil, Mexico and four China manufacturing facilities are ISO 9001 or 9002 certified. ISO standards are internationally recognized quality manufacturing standards established by the International Organization for Standardization based in Geneva, Switzerland. To obtain our ISO registration, our factories were independently audited to test our compliance with the applicable standards. In order to maintain registration, our factories receive regular announced inspections by an independent certification organization. While ISO certification is advantageous in retaining CE certification of products, we believe that the ISO 9001and ISO 9002 certifications makes us more competitive in the marketplace, as customers increasingly recognize the standard as an indication of product quality.

As we are increasingly sourcing fabrics internationally, we have installed a quality control laboratory at our Weifang, China facility. This laboratory is critical for insuring that our incoming raw materials meet our quality requirements, and we continue to add new capabilities to this facility to further guarantee product quality and to aid in new product development.

Marketing and Sales

Domestically, we have been increasing the size of our employee field sales force in order to better support customers and our enhanced marketing. No one customer accounts for more than 5% of sales. We further leverage our in-house sales team with 42 independent sales representatives. These employees and representatives call on over 1,200 industrial safety and fire service distributors nationwide to promote and sell our products. Distributors buy our products for resale and typically maintain inventory at the local level in order to assure quick response times and the ability to serve their customers properly. Our sales employees and independent representatives have consistent communication with end users and decision makers at the distribution level, thereby allowing us valuable feedback on market perception of our products, as well as information about new developments in our industry.

As a key competitive and marketing advantage, we manufacture nearly all the garments we sell in our own factories for better control of costs, quality and delivery. Our competitors rely largely on contractors, which is a major selling point in our favor- customers are more comfortable dealing with the actual manufacturer.

We seek to maximize the efficiency of our established distribution network through direct promotion of our products at the end user level. We advertise primarily through trade publications, and our promotional activities include sales brochures, emails, and our web site. We exhibit at both regional and national trade shows, such as the National Safety Congress, the American Society of Safety Engineers, China Import and Export Fair, COS+H and the A + A show in Dusseldorf, Germany.

Internationally, aggregate sales growth continues to meet expectations when currency exchange rates are factored in.  Product line expansion to higher value products is progressing in all global markets and is contributing to increased brand recognition, sales growth and profitability. We believe that future international growth is still sustainable in the coming year, based on our current estimates of market penetration, the introduction of higher value products and the opportunity to open new markets in which we do not yet have a presence. In the coming year, we anticipate opening sales operations in 4 to 6 countries where we currently do not have representation.

Lakeland has salespeople in 15 countries outside of the U.S., and product sales in more than 40 countries. Internationally, our sustainable market advantages continue to be our knowledge of global standards, the diversity of our product offering and the fact that we manufacture our own products. This provides our customers with product selection, quality, delivery and customer service that we believe is unmatched in the market place.

Research and Development

We continue to evaluate and engineer new or innovative products. In the past five years, we have acquired or introduced 139 new products, the more prominent of which are the Micromax® line of disposable protective clothing; multiple new configured lines of fire retardant work coveralls and fire turn-out gear in Brazil, China and the USA; approximately 40 new lines of Hi-Visibility products; a SARS protective medical gown for Chinese hospital personnel; the Despro®, Grapolator™ and Microgard® antimicrobial cut protective glove and sleeve lines for food service; our patented Thermbar™ Mock Twist that provides heat protection for temperatures up to 600°F; 20 new lines of gloves and our new ChemMax® 1, 2, 3, 4, Interceptor and other fabrics for protection against intermediate chemical threats. We own 18 patents on various fabrics, patterns and production machinery.

We plan to continue investing in research and development to improve protective apparel fabrics and the manufacturing equipment used to make apparel. Specifically, we plan to continue to develop new specially knit and coated gloves, woven gowns for industrial and laboratory uses, fire retardant cotton fabrics and protective nonwoven fabrics. During FY12 and FY11, we spent approximately $430,000 and $225,000, respectively, on research and development.

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

Suppliers and Materials

Our largest supplier in FY12 was DuPont, from whom we purchased Tyvek® and TyChem® finished garments and continue to purchase Kevlar® and Nomex indirectly through weaving mills under North American trademark licensing agreements. Commencing in 1995, anticipating the expiration of certain patents on its proprietary materials, DuPont offered certain customers of these materials the opportunity to enter into one-or two-year trademark licensing agreements. In FY12, we purchased approximately 13.9% of the dollar value of our materials from DuPont, and Tyvek® constituted approximately 7.9% of our cost of goods sold and 3.8% of the dollar value of our raw material purchases. Our Tyvek/TyChem/Kevlar® trademark licenses with DuPont had been in place since 1995 and the Nomex license since 2011. Prior to 1995, we bought Tyvek® and Kevlar from DuPont under informal branding agreements for 13 years. The Tyvek/Tychem License Agreement was terminated by DuPont in July 2011, which termination became effective in September 2011. The termination of the Tyvek/Tychem License Agreement had an adverse impact on our third and fourth quarter’s revenues and earnings and is expected to adversely impact at least the first two quarters of FY13. We believe we can recoup the operating margins from these sales over the coming eight quarters. Since DuPont began engaging in a price squeeze on our Tyvek/Tychem products in 2005, we were forced by these actions to introduce alternative products which we believe qualitatively and quantitatively outperform and outnumber DuPont’s product entries. These alternative product lines produce a greater gross margin than the DuPont products, so it will take less revenue to earn the same returns as we had on the DuPont lines. While we are optimistic as to the viability of our strategy, there can be no assurance of its success.

We do not have long-term, formal trademark use agreements with any other suppliers of nonwoven fabric raw materials used by us in the production of our limited use/disposable protective clothing product lines. Materials, such as polypropylene, polyethylene, polyvinyl chloride, spun laced polyester, melt blown polypropylene and their derivatives and laminates, are available from 30 or more major mills. Flame retardant fabrics are also available from a number of both domestic and international mills. The accessories used in the production of our disposable garments, such as thread, boxes, snaps and elastics, are obtained from unaffiliated suppliers. We have not experienced difficulty in obtaining our requirements for these commodity component items.

We have not experienced difficulty in obtaining materials, including cotton, polyester and nylon, used in the production of reusable nonwovens and commodity gloves. We obtain Honeywell Spectra® yarn used in our super cut-resistant Dextra Guard gloves and Kevlar®, used in the production of our specialty safety gloves, from independent mills that purchase the fibers from DuPont.

Materials used in our fire and heat protective suits include glass fabric, aluminized glass, Nomex®, aluminized Nomex®, Kevlar®, aluminized Kevlar®, polybenzimidazole, as well as combinations utilizing neoprene coatings. Traditional chemical protective suits are made of Viton®, butyl rubber and polyvinyl chloride, all of which are available from multiple sources. Advanced chemical protective suits are made from our proprietory ChemMax® 1, 2, 3, 4 and Interceptor®. We have not experienced difficulty obtaining any of these materials.

Internal Audit

We have a domestic internal audit group and an internal auditor in China, consisting of a manager and outside consultants who have direct access to the audit committee of our board of directors. The team’s primary function is to insure our internal control system is functioning properly. Additionally, the team is used from time to time to perform operational audits to determine areas of business improvements. Working in close cooperation with the audit committee, senior management and the external auditors, the internal audit function supports management to ensure that we are in compliance with all aspects of the Sarbanes-Oxley Act.

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

Seasonality

Our operations have historically been seasonal, with higher sales generally occurring in February, March, April and May when scheduled maintenance on nuclear, coal, oil and gas fired utilities, chemical, petrochemical and smelting facilities, and other heavy industrial manufacturing plants occurs, primarily due to moderate spring temperatures and low energy demands. Sales decline during the warmer summer vacation months and gradually increase from Labor Day through February with slight declines during holidays, such as Christmas. As a result of this seasonality in our sales, we have historically experienced a corresponding seasonality in our working capital, specifically inventories, with peak inventories occurring between December and May, coinciding with lead times required to accommodate the spring maintenance schedules. We believe that by sustaining higher levels of inventory, we gain a competitive advantage in the marketplace. Certain of our large customers seek sole sourcing to avoid sourcing their requirements from multiple vendors whose prices, delivery times and quality standards differ.

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

Patents and Trademarks

We own 18 patents and have one patent in the application and approval process with the U.S. Patent and Trademark Office. We own 29 Trademarks and have six Trademarks in the application and approval process. Intellectual property rights that apply to our various products include patents, trade secrets, trademarks and to a lesser extent copyrights. We maintain an active program to protect our technology by ensuring respect for our intellectual property rights.

Employees

As of March 31, 2012, we had 1,912 full-time employees, 1,748, or 91%, of who were employed in our international facilities, and 164, or 9%, of who were employed in our domestic facilities. An aggregate of 1,200 of our employees are members of unions. We are not currently a party to any collective bargaining agreements or any other contracts with these unions. We believe our employee relations to be excellent.

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

Executive Officers of the Registrant

The following is a list of the names and ages of all of our executive officers and one significant employee, indicating all positions and offices they hold with us as of April 16, 2012.

Name	Age	Position
Christopher J. Ryan	60	Chief Executive Officer, President, Secretary and Director
Gary Pokrassa	64	Chief Financial Officer
Paul C. Smith	44	Vice President
Gregory D. Pontes	50	Vice President-Manufacturing
Charles D. Roberson	50	Vice President-International Sales
Stephen M. Bachelder	60	National Sales Manager and Chairman of the Board of Directors

Christopher J. Ryan has served as our Chief Executive Officer and President since February 1, 2004, Secretary since April 1991, General Counsel from February 2000 to December 2011 and a director since May 1986. Mr. Ryan was our Executive Vice President - Finance from May 1986 until becoming our President on February 1, 2004. Mr. Ryan also worked as a Corporate Finance Partner at Furman Selz Mager Dietz & Birney, Senior Vice President, Corporate Finance at Laidlaw Adams & Peck, Inc., Managing Corporate Finance Director of Brean Murray Foster Securities, Inc. and Senior Vice President Corporate Finance of Rodman & Renshaw, between 1983-1991, respectively. Mr. Ryan served as a Director of Lessing, Inc. from 1995-2008, a privately held restaurant chain based in New York. Mr. Ryan received his BA from Stanford University, his MBA from Columbia Business School and his J.D. from Vanderbilt Law School. Mr. Ryan is a member of the National Association of Corporate Directors (NACD).

Gary Pokrassa has served as our Chief Financial Officer since November 2004. He is a CPA with over 40 years’ experience in both public and private accounting. Mr. Pokrassa was the CFO for Gristedes Foods, Inc. (AMEX-GRI) from 2000-2003 and Syndata Technologies from 1997-2000. Mr. Pokrassa received a BS in Accounting from New York University and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

Paul C. Smith has served as our Vice President since February 1, 2004. Prior to that, Mr. Smith was our Northeast Regional Sales Manager since September 1998. From April 1994 until September 1998, Mr. Smith was a sales representative for the Metropolitan Merchandising and Sales Co.

Gregory D. Pontes has served as our Vice President of Manufacturing since September 2006. He served as our Operations Manager from 2003-2006 and worked as Lakeland’s Senior Engineer from 1994-2003. Prior to joining Lakeland, Mr. Pontes worked at Kappler Inc. as their Project/Cost Engineer from 1989-1994.

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

Stephen M. Bachelder has served as our National Sales Manager since March 2011 and has been a member of our board of directors since 2004, including as Chairman of the Board since March 2011. Mr. Bachelder was with Swiftview, Inc., a Portland, Oregon based software company, from 1999-2007 and President from 2002-2007. Swiftview, Inc. was sold to a private equity firm in October 2006. From 1991 to 1999, Mr. Bachelder advised technology companies in the Pacific Northwest. Mr. Bachelder was the president and owner of an apparel company, Bachelder Imports, from 1982 to 1991, and worked in executive positions for Giant Foods, Inc. and Pepsico, Inc. between 1976 and 1982. Mr. Bachelder is a graduate of the Harvard Business School.

Item 1A. Risk Factors

RISK FACTORS

You should carefully consider the following risks before investing in our common stock. These are not the only risks that we may face. If any of the events referred to below actually occurs, our business, financial condition, liquidity and results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should also refer to the other information in this Form 10-K and in the documents we incorporate by reference into this Form 10-K, including our consolidated financial statements and the related notes.

We have suffered losses for each of the last two quarters of the fiscal year ended January 31, 2012 and for the full fiscal year.

For the third and fourth quarters of fiscal 2012 and for the full fiscal year, we incurred net losses of $576,000, $1,548,000 and $377,000, respectively. Such losses primarily arose from the consequences of the termination or our Tyvek and Tychem supply agreement with DuPont and the write-down from the recent decision to discontinue our India glove manufacturing facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detail on these matters. There can be no assurance that we will revert back to profitability.

The termination of our supply agreement with DuPont adversely affected our recent results of operations and will continue to do so for at least the immediate future.

By notice given to us in July 2011, E.I. DuPont de Nemours and Company (“DuPont”) terminated, effective September 10, 2011, the agreement by virtue of which DuPont supplied to us garments made from their proprietary Tyvek and Tychem fabrics. Products containing these fabrics constituted 59.2%, 50.0% and 40.0% of our revenues in fiscal 2012, 2011 and 2010, respectively. As a consequence, our results of operations for the third and fourth quarters of the fiscal 2012 were adversely affected. Since 2005, we have been introducing alternative fabrics to Tyvek and Tychem. These fabrics are available to us from other textile mills and we believe that they do everything and, in some instances more, than Tyvek and Tychem materials do in the way of protection and comfort. Our strategy is to switch customers out of Tyvek and Tychem fabrics into our existing alternative products, which alternative products offer better margins that the DuPont-related product lines. We do not expect to know the full extent of the impact of our strategy until at least summer 2012. The impact will be determined by how many customers switch over to our proprietary product lines from the DuPont-related product lines and when the switching will occur. Accordingly, we expect that our results of operations in the first half of fiscal 2013 to be adversely affected by this situation and there is no assurance that the adverse effect will not extend to a significantly longer period of time or that it will not be permanent.

Current litigation may result in a judgment against the Company.

Current litigation and arbitration in Brazil, with sellers of our Brazilian subsidiary, could result in a judgment against the Company in amounts that are not completely determinable, but could be greater than $10.3 million. (See Note 4 to the financial statements.) Further cash flow contingencies relating to the VAT tax case in Brazil are described in Note 10 to the financial statements.

Our results of operations may vary widely from quarter to quarter.

Our quarterly results of operations have varied and are expected to continue to vary in the future. These fluctuations may be caused by many factors, including:

•	Currency volatility;
•	Our expansion of international operations;
•	Competitive pricing pressures;
•	Seasonal buying patterns resulting from the cyclical nature of the business of some of our customers;
•	The size and timing of individual sales;
•	Changes in the mix of products and services sold;
•	The timing of introductions and enhancements of products by us or our competitors;
•	Market acceptance of new products;
•	Technological changes in fabrics or production equipment used to make our products;
•	Changes in the mix of domestic and international sales;
•	Personnel changes; and
•	General industry and economic conditions.

These variations could negatively impact our stock price.

Our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates.

Most of our assembly arrangements with our foreign-based subsidiaries or third-party suppliers require payment to be made in U.S. dollars. These payments aggregated $14.5 million in FY12. Any decrease in the value of the U.S. dollar in relation to foreign currencies could increase the cost of the services provided to us upon contract expirations or supply renegotiations. There can be no assurance that we will be able to increase product prices to offset any such cost increases, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We are also exposed to foreign currency exchange rate risks as a result of our sales in foreign countries. Our net sales to customers in South America, Canada, Asia and EEC were $45.8 million USD, in FY12. Our sales in these countries are usually denominated in the local currency. If the value of the U.S. dollar increases relative to these local currencies, and we are unable to raise our prices proportionally, then our profit margins could decrease because of the exchange rate change. Although our labor, some fabric and component costs in China are denominated in the Chinese Yuan, this currency has historically been largely pegged to the U.S. dollar, which has minimized our foreign currency exchange rate risk in China. Recently, however, the Chinese Yuan has been allowed to float against the U.S. dollar and, therefore, we may be exposed to additional foreign currency exchange rate risk. We do not hedge the Brazilian Real as it costs approximately 9% a year to do so and management has deemed this not to be cost effective. This risk will also increase as we continue to increase our sales in other foreign countries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk.”

Acquisitions or future expansion could be unsuccessful.

We acquired Mifflin Valley, Inc., a Pennsylvania company, on August 1, 2005 and Qualytextil, S.A. in May 2008, which currently market high visibility clothing and fire protective clothing. These two new lines should accelerate our growth in the personal protective equipment market. These acquisitions involve various risks, including: difficulties in integrating these companies’ operations, technologies and products; the risk of diverting management’s attention from normal daily operations of the business: potential difficulties in completing projects associated with in-process research and development: risks of entering markets in which we have limited experience and where competitors in such markets have stronger market positions: initial dependence on unfamiliar supply chains; and insufficient revenues to offset increased expenses associated with these acquisitions.

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

Because most of our products are manufactured at our facilities located in China, Brazil and Mexico, our operations are subject to risk inherent in doing business internationally. Such risks include the adverse effects on operations from war, international terrorism, civil disturbances, political instability, governmental activities and deprivation of contract and property rights. In particular, since 1978, the Chinese government has been reforming its economic and political systems, and we expect this to continue. Although we believe that these reforms have had a positive effect on the economic development of China and have improved our ability to successfully operate our facilities in China, we cannot assure you that these reforms will continue or that the Chinese government will not take actions that impair our operations or assets in China. In addition, periods of international unrest may impede our ability to manufacture goods in other countries, such as Mexico presently, and could have a material adverse effect on our business and results of operations.

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

Our sales are generally made on the basis of individual purchase orders, which may later be modified or canceled by the customer, rather than long-term commitments. We have historically been required to place firm orders for fabrics and components with our suppliers prior to receiving an order for our products, based on our forecasts of customer demands. Our sales process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates, causing excess inventory to accrue or a lack of manufacturing capacity when needed. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect or at all. As a result, we would have excess inventory, which would negatively impact our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would lose sales opportunities, lose market share and damage our customer relationships. On occasion, we have been unable to adequately respond to delivery dates required by our customers because of the lead time needed for us to obtain required materials or to send fabrics to our assembly facilities in China, Brazil and Mexico.

If we are unable to manage our expansion, our business could be adversely affected.

Our number of manufacturing and other facilities and number of employees have expanded substantially in recent years, especially in foreign jurisdictions. To manage our growth properly, we have been and will be required to expend significant management and financial resources. There can be no assurance that our systems, procedures and controls will be adequate to support our operations as they expand. There can also be no assurance that our management will be able to manage our expansion and operate a larger organization efficiently or profitably. To the extent that we are unable to manage growth efficiently and effectively or are unable to attract and retain additional qualified management personnel, our business, financial condition and results of operations could be materially and adversely affected.

We must recruit and retain skilled employees, including our senior management, to succeed in our business.

Our performance is substantially dependent on the continued services and performance of our senior management and certain other key personnel, including Christopher J. Ryan, our chief executive officer, president and secretary, and Gary Pokrassa, our chief financial officer. The loss of services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations. In addition, any future expansion of our business will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing, customer service and manufacturing personnel, and our inability to do so could have a material adverse effect on our business, financial condition and results of operations.

We rely on a limited number of suppliers and manufacturers for specific fabrics and we may not be able to obtain substitute suppliers and manufacturers on terms that are as favorable, or at all, if our supplies are interrupted.

Our business is dependent to a significant degree upon close relationships with vendors and our ability to purchase raw materials at competitive prices. The loss of key vendor support could have a material adverse effect on our business, financial condition, results of operations and cash flows. We do not have multiyear supply contracts with any of our other finished goods or fabric suppliers. There can be no assurance that we will be able to acquire raw materials and components at competitive prices or on competitive terms in the future.

In FY11, we purchased approximately 32.3% of the dollar value of our raw materials from DuPont, and Tyvek® constituted approximately 22.0% of our cost of goods sold. Between 2006-2008, there were shortages in DuPont Nomex fabrics due to substantial military demand for the fabric in Iraq and Afghanistan. As previously indicated, our supply agreement with DuPont in respect of Tyvek® and Tychem® was terminated in fiscal 2012. This reduced allocation limited our ability to meet demand for Nomex® products during those years. Also, there can be no assurance that an adequate supply of fabrics in general will be available in the future. Any shortage could adversely affect our ability to manufacture our products and, thus, reduce our net sales.

Other than our previous purchases of Tyvek® and TyChem® from DuPont, and current purchases of Kevlar® and Nomex® fabrics, all of which we have bought either directly or indirectly from DuPont since 1986, we generally use standard fabrics and components in our products. We rely on nonaffiliated suppliers and manufacturers for the supply of these fabrics and components that are incorporated in our products. If such suppliers or manufacturers experience financial, operational, manufacturing capacity or quality assurance difficulties, or if there is a disruption in our relationships, we will be required to locate alternative sources of supply. We cannot assure you that we will be able to locate such alternative sources. In addition, we do not have any long-term contracts with any of our suppliers for any of these components. Our inability to obtain sufficient quantities of these components, if and as required in the future, may result in:

•	Interruptions and delays in manufacturing and resulting cancellations of orders for our products;
•	Increases in fabrics or component prices that we may not be able to pass on to our customers; and
•	Our holding more inventory than normal because we cannot finish assembling our products until we have all of the components

We deal in countries where corruption is an obstacle.

We must comply with American laws such as the Foreign Corrupt Practices Act (FCPA) and Sarbanes-Oxley, and also with recently passed anti-corruption legislation in the UK. Some of our competitors and customers in foreign jurisdictions view bribery as a normal part of business. As a result, we believe that we lose sales orders by not engaging in such practices.

We face competition from other companies, three of which have substantially greater resources than we do.

Three of our competitors, DuPont, Honeywell and Kimberly Clark, have substantially greater financial, marketing and sales resources than we do. In addition, we believe that the barriers to entry in the disposable and reusable garments and gloves markets are relatively low. We cannot assure you that our present competitors or competitors that choose to enter the marketplace in the future will not exert significant competitive pressures. Such competition could have a material adverse effect on our net sales and results of operations. For further discussion of the competition we face in our business, see “Business-Competition.”

Some of our sales are to foreign buyers, which exposes us to additional risks.

We derived approximately 47.5% of our net sales from customers located in foreign countries in FY12. We intend to increase the amount of foreign sales we make in the future. The additional risks of foreign sales include:

•	Potential adverse fluctuations in foreign currency exchange rates;

•	Higher credit risks;
•	Restrictive trade policies of foreign governments;
•	Currency hyperinflation and weak banking institutions;
•	Changing economic conditions in local markets;
•	Political and economic instability in foreign markets; and
•	Changes in leadership of foreign governments.

Some or all of these risks may negatively impact our results of operations and financial condition.

Covenants in our credit facilities may restrict our financial and operating flexibility.

We currently have one credit facility: $23.5 million revolving credit facility which commenced January 2010, of which we had $11.5 million of borrowings outstanding as of January 31, 2012, expiring June 2014. Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to interest coverage, debt coverage, minimum consolidated net worth and earnings before interest, taxes, depreciation and amortization. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot assure you that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our current credit facilities, and it is likely that our future lenders will have security interests in our assets. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business.

In April 2012, as a result of the recent losses which caused the Company to be in breach several covenants, TD Bank, N.A. amended several features described more fully in Note 6 to the financial statements included in this Form 10-K. Based on the amended features, the Company was no longer in breach and had approximately $1.7 million available at January 31, 2012.

We may need additional funds, and if we are unable to obtain these funds, we may not be able to expand or operate our business as planned.

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from sales of equity or by borrowing money, to fund acquisitions for the future growth and development of our business or to fund our operations and inventory, particularly in the event of a market downturn. Although we have the ability until June 2014 to borrow additional sums under our $23.5 million revolving credit facility, this facility contains a borrowing base provision and financial covenants that may limit the amount we can borrow thereunder or from other sources as amended in April 2012 (see Note 6 to financial statements included in this Form 10-K). We may not be able to replace or renew this credit facility upon its expiration on terms that are as favorable to us or at all. In addition, a number of factors could affect our ability to access debt or equity financing, including;

•	Our financial condition, strength and credit rating;
•	The financial markets’ confidence in our management team and financial reporting;
•	General economic conditions and the conditions in the homeland security sector; and
•	Capital markets conditions.

Even if available, additional financing could be costly or have adverse consequences. If additional funds are raised through the incurrence of debt, we will incur increased debt servicing costs and may become subject to additional restrictive financial and other covenants. We can give no assurance as to the terms or availability of additional capital. If we are not successful in obtaining sufficient capital, it could reduce our net sales and adversely impact our earning capability and financial position, and we may not be able to expand or operate our business as planned.

A significant reduction in government funding for preparations for terrorist incidents could adversely affect our net sales.

As a general matter, a significant portion of our sales growth to our distributors is dependent upon resale by those distributors to customers that are funded in large part by federal, state and local government funding. Specifically, depending on the year, approximately 20% of our high-end chemical suit sales are dependent on government funding. Congress passed the 2001 Assistance to Firefighters Grant Program and the Bioterrorism Preparedness and Response Act of 2002. Both of these Acts provide for funding to fire and police departments and medical and emergency personnel to respond to terrorist incidents. Appropriations for these Acts by the federal government could be reduced or eliminated altogether. Any such reduction or elimination of federal funding, or any reductions in state or local funding, could cause sales of our products purchased by fire and police departments and medical and emergency personnel to decline.

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

As of January 31, 2012, our directors and executive officers beneficially owned approximately 10.5% of the outstanding shares of our common stock. As a result of their ownership of common stock and their positions in our Company, our directors and executive officers are able to exert significant influence on our Company and on matters submitted to a vote by our stockholders. In particular, as of January 31, 2012, Christopher J. Ryan, our chief executive officer, president and secretary and a director, beneficially owned or votes approximately 8.6% of our common stock. The ownership interests of our directors and executive officers, including Mr. Ryan, could have the effect of delaying or preventing a change of control of our Company that may be favored by our stockholders generally.

Provisions in our restated certificate of incorporation and by-laws and Delaware law could make a merger, tender offer or proxy contest difficult.

Our restated certificate of incorporation contains classified board provisions, authorized preferred stock that could be utilized to implement various “poison pill” defenses and a stockholder authorized, but as yet unused, Employee Stock Ownership Plan (ESOP), all of which may have the effect of discouraging a takeover of Lakeland, which is not approved by our board of directors. Further, we are subject to the antitakeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the prescribed manner.

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

Based upon an evaluation performed as of January 31, 2012, and throughout FY12, we have not identified any material weaknesses in our internal controls.

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our owned and leased facilities are suitable for the operations we conduct in each of them. Each manufacturing facility is well maintained and capable of supporting higher levels of production. The table below sets forth certain information about our principal facilities.

Address	Annual Rent	Lease Expiration	Principal Activity

Lakeland Industries, Inc. (Headquarters) 701-7 Koehler Avenue Ronkonkoma, NY 11779	Owned	N/A	Administration Sales Studio

Lakeland Industries, Inc. 202 Pride Lane–3420 Valley Avenue-201 Pride Lane SW Decatur, AL 35603	Owned	N/A	Manufacturing Administration Engineering Warehouse Sales

Lakeland Protective Real Estate 59 Bury Court Brantford, ON N3S 0A9 - Canada	Owned	N/A	Sales Warehouse

Weifang Lakeland Safety Products Co., Ltd. Plant #1 Xiao Shi Village AnQui City, Shandong Province, PRC 262100	Owned(1)	N/A	Manufacturing Administration Engineering

Qingdao Lakeland Protective Products Co., Ltd Yinghai Industrial Park Jiaozhou, Shandong Province PRC 266318	Owned(1)	N/A	Manufacturing Administration Warehouse

Lakeland Brazil, S.A. Rua do Luxemburgo, 260, Lotes 82/83, Condomicion Industrial Presidente Vargas Piraja, Salvador, Bahia Brazil 41230-130	Owned	N/A	Manufacturing Administration Engineering Warehouse

Lakeland Glove and Safety Apparel Private, Ltd. Plots 81, 50 and 24 Noida Special Economic Zone New Delhi, India	Owned (2)	N/A	Manufacturing Warehouse

Lakeland Mexico Carretera a Santa Rita, Calle Tomas Urbina #1 Jerez de Garcia, Salinas, Zacatecas, Mexico	Owned(3)	N/A	Manufacturing Administration Warehouse

Address	Annual Rent	Lease Expiration	Principal Activity

Lakeland Brazil, S.A. Porto Rico Street, Lots 16/17/18 Granjas Rurais, Salvador Brazil	Owned	N/A	Land for future expansion

Lakeland Industries, Inc. 1701 4th Avenue, SE Decatur, AL 35603	$24,000	Month to month	Warehouse Sales

Lakeland Industries, Inc. Woven Products Division 2401 SW Parkway St. Joseph, MO 64503	$96,000	Month to month (2012 relocating to AL and MX)	Manufacturing Administration Warehouse

Lakeland Industries, Inc. 5 Dutch Court Sinking Spring, PA 19608	$86,202	10/14/2013	Manufacturing Warehouse Sales

Lakeland Industries Europe Ltd. Unit 9/10 Park 2, Main Road Newport, East Yorkshire HU15 2RP United Kingdom	Approximately $66,000 (varies with exchange rates)	March 2023 (with 8-year review period, from 4/2011	Warehouse Sales

Weifang Lakeland Safety Products Co., Ltd. Plant #2 Xiao Shi Village, AnQui City Shangdong Province PRC 262100	$80,000	11/27/2012	Manufacturing Administration

Weifang Meiyang Protective Products Co., Ltd. Xiao Shi Village, AnQui City Shandong Province, PRC 262100	$9,507	12/31/2016	Manufacturing

Lakeland (Beijing) Safety Products Co., Ltd. Unit C412, Building C, Yeqing Plaza No. 9 Wangjing Beilu, Chaoyang District Beijing 100102 PRC	$36,549	6/30/2012	Sales

Lakeland (Beijing) Safety Products Co., Ltd., Shanghai Office Unit 412, Bldg 2, No. 88 Darwin Road Zhangjiang Hi-tech Park, Pudong, Shanghai 201203	$14,400	10/15/2012	Sales office

Lakeland Brazil, S.A. Curtume Street, 708 Warehouse 10 Lapa de Baixo, Sao Paulo, Brazil	$191,530	10/31/2013	Distribution Center Sales Office

Address	Annual Rent	Lease Expiration	Principal Activity

Lakeland Brazil, S.A. Rui Barbosa Street, 2237-Store 09 Imbetiba, Macae, Rio de Janeiro, Brazil	$33,233	1/2/2014	Store

Lakeland Brazil, S.A. Maria Zumba Street, 192 Piraja Granjas Rurais, Salvador, Brazil	$16,365	11/9/2012	Warehouse

Lakeland Industries Inc., Agencia En Chile Los Algarrobos nº 2228, Comuna de Santiago Código Postal 8361401, Santiago, Chile	$18,768	3/1/2012(4)	Sales

Lakeland Argentina, SRL Centro Industrial y Comercial Florida Oeste, Avda. Gral. Roca #4250 Pciade Buenos Aires, Argentina	$44,865	8/18/2012	Office Warehouse Manufacturing

Art Prom, LLC Varashilova Street 5/1, Ust-Kamnogorsk, Kazakhstan, 070002	$1,068	9/1/2012	Office

RussIndProtection, Ltd. 201, vlad. 4B, str.1, 38km, MKAD Moscow, Russia 117574	$10,495	12/31/2012	Sales

Lakeland Glove and Safety Apparel Private, Ltd. Plot B-42, Sector 2 Noida, District-Gautam Budh Nagar, India	$12,100	12/31/2012	Sales

 (1) We own the buildings in which we conduct the majority of our manufacturing operations in China and lease the land underlying the buildings from the Chinese government. We have 34 years and 39 years remaining under the leases with respect to the AnQui City and Jiaozhou facilities, respectively.

(2) The annual total leases for the underlying land on plots 24, 81 and 50 in India amount to approximately $10,000 on the land leases expiring in 2024.

(3) Facility in Mexico purchased from landlord in FY12 and expanded.

(4) We are currently looking for an alternative site.

Our facilities in Decatur, Alabama; Jerez, Mexico; AnQui, China; Jiaozhou, China; Sinking Spring, Pennsylvania; New Delhi, India; and Salvador, Brazil contain equipment used for the design, development and manufacture and sale of our products. Our operations in Brantford, Canada; Newport, United Kingdom; Rio de Janiero and Sao Paulo, Brazil; Beijing, China; Santiago, Chile; Tsimshatsui, Hong Kong; Moscow, Russia; and Ust-Kamenogorsk, Kazakhstan are primarily sales and warehousing operations receiving goods for resale from our manufacturing facilities around the world. We had $2.8 million and $2.4 million of net long-lived fixed assets located in China, $1.5 million and $2.4 million of net long-lived assets located in India and $2.2 million and $3.1 million of net long-lived assets located in Brazil as of January 31, 2011 and 2012, respectively. In the third quarter of FY12 management decided to shut down manufacturing operations in India and sell the assets. This has been reflected as discontinued operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to litigation arising in the ordinary course of our business. Other than the pending arbitration in Brazil relating to the claims of certain sellers of Qualytextil to us as described in Note 4 to the financial statements and the proceedings related to the VAT tax issue described in Note 10 to the financial statements, we are not currently a party to any litigation or other legal proceedings that we believe could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows.

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

	Price Range of Common Stock
	High	Low
Fiscal 2012
First Quarter	$9.26	$8.00
Second Quarter	8.81	7.86
Third Quarter	8.50	7.23
Fourth Quarter	9.70	6.65

Fiscal 2011
First Quarter	$10.48	$7.65
Second Quarter	11.80	8.80
Third Quarter	10.40	8.72
Fourth Quarter	9.99	8.24

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

Dividend Policy

In the past, we have declared dividends in stock to our stockholders. We paid a 10% dividend in additional shares of our common stock to holders of record on July 31, 2002, on July 31, 2003, on April 30, 2005 and on August 1, 2006. We may pay stock dividends in future years at the discretion of our board of directors. In addition, the payment of cash dividends is restricted by the terms of our loan agreement with TD Bank.

We have never paid any cash dividends on our common stock, and we currently intend to retain any future earnings for use in our business. The payment and rate of future cash or stock dividends, if any, or stock repurchase programs are subject to the discretion of our board of directors and will depend upon our earnings, financial condition, capital or contractual restrictions under our credit facilities and other factors. In addition, the payment of cash dividends is restricted by the terms of our loan agreement with TD Bank.

ITEM 6. Selected Financial Data

The following selected consolidated financial data as of and for our FYE 2012, 2011, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K.

	As restated for discontinued operations, Year Ended January 31,
	(in thousands, except share and per share data)
	2008	2009	2010	2011	2012
Income Statement Data:
Net sales from continuing operations	$95,608	$101,778	$93,317	$99,518	$96,327
Costs of goods sold from continuing operations	72,975	73,179	67,358	69,429	67,541
Gross profit from continuing operations	22,633	28,599	25,959	30,089	28,786
Operating expenses from continuing operations:
Selling and shipping	9,269	10,905	10,415	11,775	11,980
General and administrative *	7,755	10,577	12,234	14,198	15,368
Total operating expenses from continuing operations	17,024	21,482	22,649	25,973	27,348
Operating profit from continuing operations	5,608	7,118	3,310	4,116	1,438
Other income (expense):
Interest expense	(330)	(828)	(1,111)	(338)	(679)
Interest income	66	125	(3)	71	197
Other income (expense)	145	494	92	(1,562)	(117)
Total other income (expense)	(119)	(209)	(1,022)	(1,829)	(599)
Income from continuing operations before income taxes	5,489	6,909	2,288	2,287	839
Income tax expenses (benefits)	1,799	1,818	406	892	(254)
Net income from continuing operations	3,690	5,091	1,882	1,395	1,093
Loss from discontinued operations net of tax	(399)	(541)	(852)	(423)	(1,470)
Net income (loss)	$3,291	$4,549	$1,030	$972	$(377)

Earnings (loss) per share - basic
Income from continuing operations	$0.67	$0.94	$0.35	$0.26	$0.21
Discontinued operations	$(0.07)	$(0.10)	$(0.16)	$(0.08)	$(0.28)
Net income (loss)	$0.60	$0.84	$0.19	$0.18	$(0.07)
Earnings (loss) per share - diluted
Income from continuing operations	$0.67	$0.93	$0.34	$0.25	$0.20
Discontinued operations	$(0.07)	$(0.10)	$(0.16)	$(0.07)	$(0.27)
Net income (loss)	$0.59	$0.83	$0.19	$0.18	$(0.07)

	As restated for discontinued operations, Year Ended January 31, (in thousands, except share and per share data)
	2008	2009	2010	2011	2012
Weighted average common shares outstanding
Basic	5,522,751	5,435,829	5,426,784	5,440,364	5,224,552
Diluted	5,542,245	5,475,104	5,458,472	5,520,541	5,356,114
Balance Sheet Data (at period end):
Current assets	$70,269	$78,363	$64,827	$75,725	$73,708
Total assets	84,623	101,615	90,020	101,376	102,405
Current liabilities	4,997	7,452	15,921	10,718	9,453
Long-term liabilities	10,753	25,852	1,675	16,491	19,685
Stockholders’ equity	68,873	68,311	72,424	74,167	73,267

* General and Administrative cost increases are mainly a result of our acquisition of the Brazil operation in May 2008. There were no Brazil operations reflected in the FY08 results and FY09 only reflected three quarters of operations. Brazil runs a much higher gross margin with higher operating costs. Further, we do not hedge against foreign exchange (FX) movements in the Brazilian currency. In FY11 we had an FX gain and in FY12 a FX loss in Brazil.

Repurchase of Securities

We repurchased our Common Stock during FYE09, FYE10, FYE11 and FYE12. The Company initiated a stock repurchase program on February 21, 2008, and has repurchased 125,322 shares as of April 14, 2010. The Company initiated a second stock repurchase program on December 7, 2010, and has repurchased 231,119 shares through February 9, 2011.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

You should read the following summary together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this Form 10-K and in the documents that we incorporate by reference into this Form 10-K. This document may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements.

Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the global industrial protective clothing markets. Our products are sold by our in-house sales force and independent sales representatives to a network of over 1,200 North American safety and mill supply distributors and end users and distributors internationally. These distributors in turn supply end user industrial customers, such as integrated oil, utilities, chemical/petrochemical, automobile, steel, glass, construction, smelting, janitorial, pharmaceutical and high technology electronics manufacturers, as well as international hospitals and laboratories. In addition, we supply federal, state and local governmental agencies and departments domestically and internationally, such as municipal fire and police departments, airport crash rescue units, the military, the Department of Homeland Security and the Centers for Disease Control and state and privately owned utilities and integrated oil companies. Our net sales from continuing operations attributable to customers outside the United States were $46.1 million and $40.0 million in FY12 and FY11, respectively.

Our American sales of disposables, which had been mainly DuPont Tyvek, a non-woven fabric, declined approximately 28.6% for the year ended January 31, 2012, which continue a long-term declining trend for the last five years. The Company has partially replaced these sales with increased sales of Hi-Visibility clothing domestically and increased international sales of our products, particularly our fire protective apparel. This decline is a result of at first aggressive pricing from DuPont on Tyvek garments and then the loss of the Tyvek license in July 2011. In 2011, DuPont ceased selling us Tyvek fabric, but rather sold us finished Tyvek garments. Thereafter, the disposables segment showed a 4.6% decrease in gross margins, mainly as a result of changes in the product mix, resulting from reselling finished Tyvek garments purchased from DuPont. Between 2006-2010, DuPont increased our prices of Tyvek fabric while engaging in aggressive pricing and rebates to customers designed to encourage them to leave Lakeland and go to DuPont, the only other source of Tyvek in North America. In 2010, DuPont stopped selling us Tyvek fabrics and in July 2011 notified us that as of September 2011 they would stop selling us finished goods with no explanation.

We have operated manufacturing facilities in Mexico since 1995, in China since 1996, in India since 2007 (now discontinued) and in Brazil since May 2008. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. We have completed the moving of production of our reusable woven garments and gloves to these facilities and completed this process by the second quarter of FY10. As a result, we have seen cost improvements for these particular product lines as well.

Our R&D expenses are projected to increase in FY13 to approximately $510,000, an increase of $80,000 over FY12. The increase in R&D expenses will go in large part toward continuation of existing certifications; development of new products; product certifications necessary to enter markets that we do not currently participate in; and expansion of existing product lines into new markets around the world.

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

Revenue Recognition. The Company derives its sales primarily from its limited use/disposable protective clothing and secondarily from its sales of high-end chemical protective suits, firefighting and heat protective apparel, gloves and arm guards and reusable woven garments. Sales are recognized when goods are shipped, at which time title and the risk of loss pass to the customer. Some sales in Brazil may be sold on terms with F.O.B. destination, which are recognized when received by the customer. Sales are reduced for sales returns and allowances. Payment terms are generally net 30 days for United States sales and net 90 days for international sales.

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

Customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Past due balances over 90 days and other less creditworthy accounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

Uncertain Tax Positions. The Company adopted the guidance for uncertainty in income taxes effective February 1, 2007. This guidance prescribes recognition thresholds that must be met before a tax benefit is recognized in the financial statements and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under this guidance, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold.

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

Foreign Currency Risks. The functional currency for the Brazil operation is the Brazil Real; the United Kingdom, the Euro; the trading company in China, the RenminBi; the Canada Real Estate, the Canadian dollar; and the Russia operation, the Russian Ruble and Kazakhstan Tenge. All other operations have the U.S. dollar as its functional currency.

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

Results of Operations

The following table sets forth our historical results of continuing operations for the years ended January 31, 2010, 2011 and 2012, as a percentage of our net sales from continuing operations.

	Year Ended January 31,
	2010	2011	2012
Net sales from continuing operations	100.00%	100.00%	100.00%
Cost of goods sold from continuing operations	72.18%	69.77%	70.12%
Gross profit from continuing operations	27.82%	30.23%	29.88%
Operating expenses from continuing operations	24.27%	26.10%	28.39%
Operating profit from continuing operations	3.55%	4.13%	1.49%
Interest expense, VAT tax charge and other income, net	(1.10)%	(1.84)%	(0.62)%
Income tax expense (benefit) from continuing operations	0.44%	0.90%	(0.26)%
Net income from continuing operations	2.01%	1.40%	1.13%

Significant Balance Sheet Fluctuation January 31, 2012, as Compared to January 31, 2011

Balance Sheet Accounts. The decrease in cash and cash equivalents of $0.2 million is primarily the result of normal fluctuations in cash management. The increase in borrowings of $5.0 million under the term loan agreement and in Brazil is principally due to the funding of the capital expansion in Brazil and Mexico and an increase in inventories in Brazil. Trade payables decreased in FY12 due to our Brazilian subsidiary paying down its trade payables to a lower level than the prior year. Also, current liabilities in FY11 reflected a stock buyback in the amount of $1.6 million, which was traded on January 31, 2011 but not settled until February 2011.

Year ended January 31, 2012, compared to the year ended January 31, 2011

	For the Year		For the Three Months
	Ended January 31,		Ended January 31,
	2012	2011	2012	2011
Net sales from continuing operations	100.00%	100.00%	100.00%	100.00%
Gross profit from continuing operations	29.88%	30.23%	26.35%	32.41%
Operating expenses from continuing operations	28.39%	26.10%	33.49%	25.50%
Operating profit (loss) from continuing operations	1.49%	4.13%	(7.15%)	6.91%
Income (loss) before tax from continuing operations	0.87%	2.30%	(8.27%)	7.42%
Net income (loss) from continuing operations	1.13%	1.40%	(5.00%)	4.42%

Net Sales*. Net sales from continuing operations decreased $3.2 million, or 3.2%, to $96.3 million for the year ended January 31, 2012, compared to $99.5 million for the year ended January 31, 2011. The net decrease was mainly due to a $9.0 million decrease in domestic sales, partially offset by a $5.8 million increase in foreign sales. The net decrease in the U.S. was comprised mainly of a decrease in U.S. disposables sales, resulting from the loss of the Tyvek license from DuPont. This decrease in U.S. sales was offset by significant increases in foreign sales, including $2.2 million increase in sales of Qualytextil, SA in Brazil, a $1.4 million increase in European sales, or 27.6%, and $1.0 million growth in combined Chile and Argentina sales. External sales from China were flat for the full year but were up 32.2% in the fourth quarter FY12 over the fourth quarter FY11.

*For purposes of the Management’s Discussion, the reference to “Q” shall mean “Quarter”. Thus “Q2” means the second quarter of the applicable fiscal year.

The sales in Brazil in Q2, Q3 and Q4 of this year had no large bid sales, while Q4 last year had large bid sales. In Q4FY11, operations reflected disposables division year-end reversal of rebates accrued earlier in the year due to many customers not meeting their year-end targets for rebates. In Q4FY12, disposables issued a new rebate program which impacted operations in Q4 by approximately $0.1 million.

Gross Profit. Gross profit from continuing operations decreased $1.3 million, or 4.3%, to $28.8 million for the year ended January 31, 2012, from $30.1 million for the year ended January 31, 2011. Gross profit as a percentage of net sales decreased to 29.88% for the year ended January 31, 2012 from 30.23% for the year ended January 31, 2011. The major factors driving the changes in gross margins were:

•	Changes in the mix of foreign vs. domestic. Foreign sales tend to have much higher margins than U.S. sales.
•	Disposables gross margin decreased by 4.6 percentage points in FY12 compared with FY11. This decrease was mainly due to changes in the product mix with significant reductions in the margins in FY12 resulting from the resales of DuPont products purchased as finished goods from DuPont at a much lower margin than sales of DuPont products in the prior year largely manufactured by Lakeland, partially offset by sales of higher margin Lakeland branded products. Disposables margins in Q4 FY12 were decreased by a revised rebate program in Q4FY12.
•	Brazil gross margin was 42.8% for this year compared with 45.9% last year, resulting from higher margin large bid contracts in the previous year.
•	Reflective margins were higher than the prior year mainly due to higher volume in the current year largely resulting from a contract with a large utility.
•	Canada gross margin increased by 2.1 percentage points primarily from more favorable exchange rates and local competitive pricing climate.
•	UK and Europe margins increased by 1.2 percentage points primarily from exchange rate differentials.
•	Argentina margins increased by 10.9 percentage points largely from higher volume.

Operating Expenses. Operating expenses from continuing operations increased $1.3 million, or 5.3%, to $27.3 million for the year ended January 31, 2012, from $26.0 million for the year ended January 31, 2011. As a percentage of net sales, operating expenses increased to 28.3% for the year ended January 31, 2012, from 26.10% for the year ended January 31, 2011. The increase in operating expenses in the year ended January 31, 2012, as compared to the year ended January 31, 2011, included:

•	$0.6	million in increased foreign exchange costs, mainly in Brazil where we had $0.3 million in foreign exchange losses in the current year compared with gains of $0.2 million in the prior year.
•	0.4	million increase in sales travel and trade shows expenses, mainly in Canada, Russia, the UK and Argentina.
•	0.3	million increase in administrative payroll, resulting from a $0.6 million increase in Brazil, offset by a $0.2 million reduction in Canada from severance pay in the prior year and other reductions.
•	0.3	million increase in U.S. sales salaries due to hiring additional sales people in the U.S.
•	0.2	million increase in rent, mainly due to new facilities in the UK and sales and warehousing space in Brazil.
•	0.2	million increase in R&D expenses, resulting from product development.
•	0.1	million increase in bad debt expenses resulting from one account in Chile.
•	(0.1)	million decrease in equity compensation resulting from the cumulative change in the performance level designated by the board of directors, which in turn resulted in a cumulative change for the 2009 Restricted Stock Plan in the prior year.
•	(0.1)	million decrease in medical insurance resulting from several employees with serious illnesses in the prior year.
•	(0.2)	million freight out decreased, mainly resulting from higher volume and use of air freight and more frequent partial shipments resulting from stock-out conditions prevailing during much of FY11.
•	(0.2)	million reduction in bank charges, mainly from fewer credit card payments from customers.
•	(0.2)	million in professional fees decreased resulting from the prior year management terminations in Brazil.

Operating Profit. Operating profit from continuing operations decreased by $2.7 million, or 65%, to $1.4 million from $4.1 million for the prior year. Operating profit as a percentage of net sales decreased to 1.5% for the year ended January 31, 2012, from 4.1% for the year ended January 31, 2011, primarily due to sharply lower volumes and margins in disposables in the U.S. due to the termination of the Company’s Tyvek and Tychem supply agreement by DuPont, and weak volume in Brazil, mainly due to lack of large bid contracts in Q4.

Interest Expense. Interest expense increased by $0.3 million for the year ended January 31, 2012, compared to the year ended January 31, 2011, because of term loan borrowing in 2012 to fund capital expansion in Brazil and Mexico and also borrowing in Brazil at higher rates prevailing in Brazil.

Other Income - Net. The decrease in other expenses resulted mainly from the $1.6 million charge in 2011 from VAT taxes in Brazil in the prior year.

Income Tax Expense. Income tax expenses from continuing operations consist of federal, state and foreign income taxes. Income tax expense decreased $1.2 million to $(0.3) million for the year ended January 31, 2012, from $0.9 million for the year ended January 31, 2011. Our effective tax rate was meaningless for the years ended January 31, 2012 and 2011. Our effective tax rate varied from the federal statutory rate of 34% due primarily to the $1.6 million VAT tax charge in Brazil, which did not get a tax benefit and goodwill write-off in Brazil in the prior year. Our income taxes in the current year were benefited by losses in the U.S. and a “check-the-box” U.S. tax benefit from the losses in India at a higher rate than most of the foreign income, a “work opportunity credit” in the U.S. and goodwill write-offs in Brazil.

Net Income. Net income from continuing operations decreased $0.3 million, or 22.0%, to $1.1 million for the year ended January 31, 2012, from $1.4 million for the year ended January 31, 2011. The decrease in net income was primarily a result of reduced operating profit from the U.S. disposables division offset by the $1.6 million VAT tax charge in Brazil in the prior year and various tax credits in the current year.

Fourth Quarter Results

Continuing Operations

In the fourth quarter of FY12, the Company sustained a net loss from continuing operations of $1,008,000. This was due to several factors:

•	A $223,000 charge for shut down of our plant in Missouri
•	$68,000 startup costs for the new sales office in Mexico
•	Loss of $200,000 on foreign exchange in Brazil. As we have disclosed, we do not hedge in Brazil. We had foreign exchange gains in all of FY11 and for the first half of FY12
•	$100,000 reserves for final disposition of inventory of Tyvek®
•	Low volume in disposables for Q4 reflecting a drop of 49% of sales from Q4 last year representing loss in volume of approximately $4.7 million caused in large part due to the termination of our Tyvek® and Tychem® supply agreement with DuPont
•	Brazil sales in Q4 had no large bids and were down 39% from Q4 last year. We have received several large bid purchase orders for Q1 into Q3 of FY13, so the sales in Brazil are expected to be strong in FY13
•	Due to the low volume in Q4, some of our China plants had low volume of orders and accepted orders at a loss to keep the plants busy
•	We instituted a revised rebate program in Q4 for our disposables customers in the US resulting in an $84,000 additional expense before taxes.

Discontinued Operations

In Q4 FY12, the Company commenced its efforts to market its property in India. Based on the preliminary results, the Company decided it was prudent to take a further markdown of $540,000 net of taxes on its assets to reflect market value.

Liquidity and Capital Resources

Cash Flows

As of January 31, 2012, we had cash and cash equivalents of $5.7 million and working capital of $64.4 million, a decrease of $0.2 million and $0.6 million, respectively, from January 31, 2011. Our primary sources of funds for conducting our business activities have been from cash flow provided by (used in) operations and borrowings under our credit facilities described below. We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

Net cash used in continuing operating activities of $0.0 million for the year ended January 31, 2012, was due primarily to net loss of $0.4 million, a decrease in receivables of $1.4 million and decreased payables of $1.8 million. Net cash used in operations for the year ended January 31, 2011 of $1.0 million was primarily due to net income of $1.0 million and an increase in inventories of $7.4 million, but we paid down our payables by approximately $4.3 million and our accruals by $1.8 million.

Credit Facilities

Net cash used in investing activities of $4.9 million and $1.7 million in the years ended January 31, 2012 and 2011, respectively, was due to the purchases and improvements to property and equipment in both years and in fiscal 2012 mainly due to capital expansions in Brazil and Mexico. Net cash provided by financing activities in the years ended January 31, 2012 and 2011 was primarily new borrowings under the term loan facility in FY12 to fund the Brazilian and Mexican expansions, borrowings in Brazil, and cash used in investing resulted from the repurchase of stock pursuant to the Stock Repurchase Program.

We currently have one revolving credit facility: a $23.5 million revolving credit facility, of which we had borrowings outstanding as of January 31, 2012 amounting to $11.5 million, expiring in June 2014, and a $6.5 million term loan facility expiring June 2014, of which we had $3.5 million outstanding as of January 31, 2012.

Borrowings under the revolving credit facility bear interest at the London Interbank Offering Rate (LIBOR) plus 200 basis points and were 2.55% at January 31, 2012. Our credit facility requires that we comply with specified financial covenants relating to interest coverage, debt coverage, minimum consolidated net worth and earnings before interest, taxes, depreciation and amortization. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our credit facilities. As of January 31, 2012, we were in compliance with all covenants contained in our credit facilities, as amended in April 2012 (see Note 6 to the financial statements). As amended, we had $1.7 million of availability under this facility as of January 31, 2012.

We expect to be borrowing up to $1 million additional in Brazil to handle working capital needs. We believe that our current cash position of $5.7 million, our cash flow from operations, along with borrowing availability under our $23.5 million revolving credit facility and borrowing in Brazil, will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

Capital Expenditures

Our capital expenditures principally relate to purchases of building and equipment in Brazil and Mexico, manufacturing equipment, computer equipment and leasehold improvements. We anticipate FY13 capital expenditures to be approximately $1.0 million for plant expansion in China to be funded out of current cash in China and approximately $1 million elsewhere. Our facilities in China are not encumbered by commercial bank mortgages and, thus, Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. There are no further specific plans for material capital expenditures in the fiscal year 2013.

Contractual Obligations

We had no off-balance sheet arrangements at January 31, 2012. As shown below, at January 31, 2012, our contractual cash obligations totaled approximately $19.8 million, including lease renewals entered into subsequent to January 31, 2012.

	Payments Due by Period
	Total	One year or less	2 Years	3 Years	4 Years	5 Years	After 5 years

Canada facility loan	$1,598,846	$100,451	$100,451	$100,451	$100,451	$100,451	$1,096,591
Term loans-TD Bank	3,535,000	760,000	760,000	2,015,000	—	—	—
New term loan	3,000,000	200,000	2,800,000	—	—	—	—
Borrowings in Brazil	1,579,095	1,037,808	541,287	—	—	—	—
Operating leases	1,532,168	591,545	350,321	84,978	82,243	77,909	345,172
Other liabilities	99,367	—	99,367	—	—	—	—
Revolving credit facility	8,457,807	—	8,457,807	—	—	—	—
Total	$19,802,283	$2,689,804	$13,109,233	$2,200,429	$182,694	$178,360	$1,441,763

The TD facility is reflected as amended in April 2012 (See Note 6 to the financial statements included in this Form 10-K)

Contingent Commitment

Pursuant to the Share Purchase Agreement relating to the Company’s purchase of Qualytextil, S.A. in May 2008, there is a provision dealing with a Supplementary Purchase Price, based on a multiple of Qualytextil’s EBITDA in 2010, which is currently in arbitration in Brazil. See further description in Note 4 to the financial statements included in this Form 10-K.

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

Recent Accounting Developments

The Company considers the applicability and impact of all accounting standards updates (ASU’s). ASU’s not listed below were determined to either not be applicable or to have a minimal impact on the consolidated financial statements.

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company chose to early adopt this guidance. In December 2011, the FASB issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The Company chose to defer the implementation of this guidance. When implemented, this will only affect the presentation of reclassifications out of accumulated other comprehensive income.

In September 2011, the FASB issued revised guidance related to the annual evaluation of goodwill for impairment. The new guidance permits companies to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than the carrying basis. If the results of that assessment do not indicate that there is a greater than fifty percent probability that the fair value is less than the carrying basis, no further calculations related to goodwill impairment are required until the next annual evaluation or unless events and circumstances indicate it is more likely than not that the carrying value of the reporting unit is greater than the fair value. As permitted by the FASB, management elected to implement the provisions related to this ASU as of January 31, 2012.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to changes in foreign currency exchange rates as a result of our purchases and sales in other countries. To manage the volatility relating to foreign currency exchange rates, we seek to limit, to the extent possible, our non-U.S. dollar denominated purchases and sales.

In connection with our operations in China, we purchase a significant amount of products from outside of the United States. However, our purchases in China are primarily made in Chinese Yuan, the value of which had been largely pegged to the U.S. dollar for the last decade. However, the Chinese Yuan has been decoupled from the U.S. Dollar and allowed to float by the Chinese government and, therefore, we have been exposed to additional foreign exchange rate risk on our Chinese raw material and component purchases.

Our primary risk from foreign currency exchange rate changes is presently related to non-U.S. dollar denominated sales in Brazil, Canada and Europe and, to a smaller extent, in other South American countries and dollar-denominated payables in Brazil. Our sales to customers in Brazil are denominated in Brazilian Reals, in Canada in Canadian dollars and in Europe in Euros and British pounds. If the value of the U.S. dollar increases relative to the Canadian dollar, the Real, the Pound or the Euro, then our net sales could decrease as our products would be more expensive to these international customers because of changes in rate of exchange. The largest supplier of raw materials to Brazil is an American company, and these payables are denominated in U.S. dollars. If the Brazilian Real weakened against the U.S. dollar, it would make our costs higher and trigger a loss on foreign exchange on the payables. Our sales in China are denominated in the Chinese Yuan; however, our sales there were not affected this last year due to a steady exchange rate between the Chinese RMB, Euro, British Pound and the USD. We did experience some losses between the Chinese Yuan and the Euro, but we have since stepped up our hedging program to include this risk. We manage the foreign currency risk through the use of rolling 90-day forward contracts against the Canadian dollar and Chilean Peso and through longer term cash flow hedges in China against the USD and Euro. We do not hedge other currencies at this time. As non-U.S. dollar denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results.

Interest Rate Risk

We are exposed to interest rate risk with respect to our credit facilities, which have variable interest rates based upon the London Interbank Offered Rate. At January 31, 2012, we had $11.5 million in borrowings outstanding under this credit facility. If the interest rate applicable to this variable rate debt rose 1.0% in the year ended January 31, 2012, our interest expense would have increased by approximately $0.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Consolidated Financial Statements:
Page No.
Report of Independent Registered Public Accounting Firm	38
Consolidated Statements of Operations for the years ended January 31, 2012 and 2011	39
Consolidated Statements of Comprehensive Income for the years ended January 31, 2012 and 2011	40
Consolidated Balance Sheets January 31, 2012 and 2011	41
Consolidated Statements of Stockholders' Equity for the years ended January 31, 2012 and 2011	42
Consolidated Statements of Cash Flows for the years ended January 31, 2012 and 2011	43
Notes to Consolidated Financial Statements	44-70

All schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lakeland Industries, Inc. and Subsidiaries

Ronkonkoma, New York

We have audited the accompanying consolidated balance sheets of Lakeland Industries, Inc. and Subsidiaries as of January 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended. Lakeland Industries, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Industries, Inc. and Subsidiaries as of January 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Warren Averett, LLC

Birmingham, Alabama

April 18, 2012

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended January 31, 2012 and 2011

	Years Ended
	January 31,
	2012	2011
Net sales from continuing operations	$96,326,989	$99,517,660
Cost of goods sold from continuing operations	67,541,191	69,428,545
Gross profit from continuing operations	28,785,798	30,089,115
Operating expenses from continuing operations
Selling and shipping from continuing operations	11,979,682	11,774,583
General and administrative from continuing operations	15,368,549	14,198,487
Total operating expense from continuing operations	27,348,231	25,973,070
Operating profit	1,437,567	4,116,046
VAT tax charge Brazil	——	(1,583,247)
Interest and other income, net	80,374	92,427
Interest expense	(679,086)	(338,041)
Total other income (expense) from continuing operations	(598,712)	(1,828,861)
Income from continuing operations before income taxes	838,855	2,287,185
Provision (benefit) for income taxes from continuing operations	(254,319)	891,926
Income from continuing operations	1,093,174	1,395,259
Discontinued operations:
Loss from operations of discontinued India glove manufacturing facility (including loss on disposal of $1,734,000 in 2012 and $0 for 2011)	(2,314,959)	(661,344)
Income tax benefit	(844,960)	(238,084)
Loss on discontinued operations	(1,469,999)	(423,260)
Net income (loss)	$(376,825)	$971,999
Earnings (loss) per share - Basic
Income from continuing operations	$0.21	$0.26
Discontinued operations	$(0.28)	$(0.08)
Net income (loss)	$(0.07)	$0.18
Earnings per share - Diluted
Income from continuing operations	$0.20	$0.25
Discontinued operations	$(0.27)	$(0.07)
Net income (loss)	$(0.07)	$0.18
Weighted average common shares outstanding:
Basic	5,224,552	5,440,364
Diluted	5,356,114	5,520,541

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended January 31, 2012 and 2011

	Years Ended
	January 31
	2012	2011
Net income (loss)	$(376,825)	$971,999
Other comprehensive income (loss):
Cash flow hedge in China	68,095	——
Foreign currency translation adjustments:
Lakeland Brazil, S.A.	(646,325)	1,606,447
Canada	2,104	37,297
United Kingdom	(108,246)	31,062
China	60,589	88,163
Russia/Kazakhstan	(53,518)	11,136
Other comprehensive income (loss)	(677,301)	1,774,105
Comprehensive income (loss)	$(1,054,126)	$2,746,104

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

January 31, 2012 and 2011

	January 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$5,711,038	$5,953,069
Accounts receivable, net of allowance for doubtful accounts of approximately $270,200 and $210,100 at January 31, 2012 and 2011, respectively	12,576,362	14,377,188
Inventories, net of reserves of approximately $1,601,131 and $1,495,000 at January 31, 2012 and 2011, respectively	45,668,355	45,295,295
Deferred income taxes	3,987,671	2,296,941
Assets of discontinued operation in India	1,998,570	3,669,601
Prepaid income tax	1,772,806	1,814,691
Other current assets	1,993,151	2,318,214
Total current assets	73,707,953	75,724,999
Property and equipment, net	13,914,826	11,096,329
Prepaid VAT and other taxes, noncurrent	2,791,107	2,773,847
Security deposits	1,330,679	717,407
Intangibles	4,527,335	4,765,650
Goodwill	6,132,954	6,297,751
Total assets	$102,404,854	$101,375,983
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,600,437	$6,474,468
Accrued compensation and benefits	1,304,818	1,411,599
Other accrued expenses	1,584,894	2,697,445
Liabilities of discontinued operation in India	64,780	33,940
Current maturity of long-term debt	1,898,259	100,050
Total current liabilities	9,453,188	10,717,502
Borrowings under revolving credit facility	11,457,807	11,485,698
Other long-term debt	4,814,682	1,592,461
Other liabilities-accrued legal fees in Brazil	99,367	103,270
VAT taxes payable long-term	3,312,953	3,309,811
Total liabilities	29,137,997	27,208,742
Commitments and Contingencies
Stockholders’ equity
Preferred stock, $.01 par; authorized 1,500,000 shares (none issued)	——	——
Common stock, $.01 par; authorized 10,000,000 shares,issued, 5,581,919 and 5,568,744; outstanding, 5,225,478 and 5,254,303 at January 31, 2012 and 2011, respectively	55,819	55,687
Treasury stock, at cost; 356,441 shares at January 31, 2012 and 314,441 shares at January 31, 2011	(3,352,291)	(3,012,920)
Additional paid-in capital	50,772,594	50,279,613
Retained earnings	25,816,224	26,193,049
Accumulated other comprehensive gain (loss)	(25,489)	651,812
Total stockholders' equity	73,266,857	74,167,241
Total liabilities and stockholders' equity	$102,404,854	$101,375,983

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended January 31, 2012 and 2011

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Total

Balance, January 31, 2010	5,564,732	$55,647	(125,322)	$(1,353,247)	$49,622,632	$25,221,050	$(1,122,293)	$72,423,789

Net income	——	——	——	——	——	971,999	——	971,999
Stock repurchase program	——	——	(189,119)	(1,659,673)	——	——	——	(1,659,673)
Other comprehensive income -	——	——	——	——	——	——	1,774,105	1,774,105
Stock based compensation:
Restricted stock plan:
2006 Plan	——	——	——	——	50,123	——	——	50,123
2009 Plan	——	——	——	——	626,181	——	——	626,181
Shares issued from restricted stock plan	4,012	40	——	——	(40)	——	——	——
Return of shares in lieu of payroll tax withholding	——	——	——	——	(19,283)	——	——	(19,283)
Balance, January 31, 2011	5,568,744	$55,687	(314,441)	$(3,012,920)	$50,279,613	$26,193,049	$651,812	$74,167,241

Net loss	——	——	——	——	——	(376,825)	——	(376,825)
Other comprehensive loss	——	——	——	——	——	——	(677,301)	(677,301)
Stock based compensation:
Grant of director stock options	——	——	——	——	22,280	——	——	22,280
Restricted stock issued at par	13,175	132	——	——	(132)	——	——	——
Restricted Stock Plan:
2006 Plan	——	——	——	——	4,465	——	——	4,465
2009 Plan	——	——	——	——	516,797	——	——	516,797
Return of shares in lieu of payroll tax withholding	——	——	——	——	(50,429)	——	——	(50,429)
Stock repurchase program	——	——	(42,000)	(339,371)	——	——	——	(339,371)
Balance, January 31, 2012	5,581,919	$55,819	(356,441)	$(3,352,291)	$50,772,594	$25,816,224	$(25,489)	$73,266,857

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended January 31,
		As restated
	2012	2011
Cash flows from operating activities
Net income (loss)	$(376,825)	$971,999
Adjustments to reconcile net income (loss) to net cash used in operating activities
Provision for inventory obsolescence	106,015	626,614
Provision for doubtful accounts	59,900	9,891
Deferred income taxes	(1,101,360)	(947,916)
Depreciation and amortization	1,939,469	1,976,596
Stock based and restricted stock compensation	543,542	676,304
(Increase) decrease in operating assets
Accounts receivable	1,319,147	1,920,023
Inventories	(967,017)	(7,365,537)
Prepaid income taxes and other current assets	59,045	47,747
Other assets	(223,808)	(1,640,264)
Decrease in assets of discontinued operations	1,671,031	——
Increase (decrease) in operating liabilities
Accounts payable	(1,874,031)	2,105,183
Accrued expenses and other liabilities	(1,190,407)	592,260
Increase in liabilities of discontinued operations	30,840	——
Net cash used in operating activities	(4,459)	(1,027,100)
Cash flows from investing activities
Purchases of property and equipment	(4,871,932)	(1,698,500)
Net cash used in investing activities	(4,871,932)	(1,698,500)
Cash flows from financing activities
Net borrowings (payments) under credit agreement	(27,891)	1,968,131
Proceeds from term loans	3,800,000	——
Repayments of term loans	(265,000)	——
Canada loan repayments	(93,664)	(93,601)
Proceeds of borrowings in Brazil	1,777,762	——
Repayments of Brazil debt	(184,268)	——
VAT taxes payable	3,142	3,309,811
Purchases of stock under stock repurchase program	(339,371)	(1,659,673)
Other liabilities	(3,902)	11,053
Shares returned in lieu of taxes under restricted stock program-cash paid	(50,429)	(19,283)
Net cash provided by financing activities	4,616,379	3,516,438
Effect of exchange rate changes on cash	17,981	190,287
Net (decrease) increase in cash and cash equivalents	(242,031)	981,125
Cash and cash equivalents at beginning of year	5,953,069	5,093,380
Less cash in India at January 31, 2011	——	(121,436)
Cash and cash equivalents at end of year as restated	$5,711,038	$5,953,069

The accompanying notes are an integral part of these consolidated financial statements.

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Lakeland Industries, Inc. and Subsidiaries (the “Lakeland” or “Company”), a Delaware corporation organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing market. The principal market for the Company’s products is in the United States. No customer accounted for more than 10% of net sales during FYE12 or FYE11. For purposes of these financial statements, FYE refers to a fiscal year ended January 31; thus, for FYE12, refers to the fiscal year ended January 31, 2012.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The following is a description of the Company’s significant accounting policies.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

The Company derives its sales primarily from its limited use/disposable protective clothing and secondarily from its sales of high-end chemical protective suits, firefighting and heat protective apparel, gloves and arm guards and reusable woven garments. Sales are recognized when goods are shipped, at which time title and the risk of loss pass to the customer. Some sales in Brazil may be sold on terms with F.O.B. destination, which are recognized when received by the customer. Sales are reduced for sales returns and allowances. Payment terms are generally net 30 days for United States sales and net 90 days for international sales.

Substantially all the Company’s sales outside Brazil are made through distributors. There are no significant differences across product lines or customers in different geographical areas in the manner in which the Company’s sales are made.

Lakeland offers a growth rebate to certain distributors each year on a calendar-year basis. Sales are tracked on a monthly basis, and accruals are based on sales growth over the prior year. The growth rebate accrual is adjusted on a monthly basis as a reduction (increase) to revenue and an increase (reduction) to the accrual is based on monthly sales trends as compared with prior year. Based on volume and products purchased, distributors can earn anywhere from 1% to 4% rebates in the form of either a quarterly or annual credit to their account, depending on the specific agreement. In estimating the accrual needed, management tracks sales growth over the prior year.

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

Goodwill and Intangible Assets

Goodwill and indefinite lived intangible assets are evaluated for impairment at least annually; however, this evaluation may be performed more frequently when events or changes in circumstances indicate the carrying amount may not be recoverable. Factors that the Company considers important that could identify a potential impairment include: significant changes in the overall business strategy and significant negative industry or economic trends. Management assesses whether it is more likely than not that goodwill is impaired and, if necessary, compares the current value of the entity acquired to the carrying value. Fair value is generally determined by management either based on estimating future discounted cash flows for the reporting unit or by estimating a sales price for the reporting unit based on a multiple of earnings. These estimates require the Company’s management to make projections that can differ materially from actual results.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The Company measures any potential impairment on a projected undiscounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results.

The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.

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

Stock-Based Compensation

The Company records the cost of stock-based compensation plans based on the fair value of the award on the grant date. For awards that contain a vesting provision, the cost is recognized over the requisite service period (generally the vesting period of the equity award). For awards based on services already rendered, the cost is recognized immediately.

Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company recognizes losses when information available before the financial statements are issued or are available to be issued indicates that it is probable that an asset has been impaired based on criteria noted above at the date of the financial statements, and the amount of the loss can be reasonably estimated. Management considers the following factors when determining the collectability of specific customer accounts:

Customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Past due balances over 90 days and other less creditworthy accounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Shipping and Handling Costs

For larger orders, except in its Fyrepel product line, the Company absorbs the cost of shipping and handling. For those customers who are billed the cost of shipping and handling fees, such amounts are included in net sales. Shipping and handling costs associated with outbound freight are included in selling and shipping expenses and aggregated approximately $2.8 and $3.0 million in FYE12 and FYE11, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and included in general and administrative expenses. Research and development expenses aggregated approximately $428,000 and $225,000 in the FYE12 and FYE11, respectively.

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

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold.

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share are based on the weighted average number of common and common stock equivalents. The average common stock equivalents for the years ended January 31, 2012 and 2011 were 131,562 and 80,177, respectively, representing the dilutive effect of stock options and restricted stock awards. The diluted earnings per share calculation takes into account the shares that may be issued upon exercise of stock options, reduced by shares that may be repurchased with the funds received from the exercise, based on the average price during the fiscal year.

The following table sets forth the computation of basic and diluted earnings per share for “Income for continuing operations” at January 31, 2012 and 2011, as follows:

	Years Ended
	January 31,
	2012	2011
Numerator
Net income from continuing operations	$1,093,174	$1,395,257
Denominator

Denominator for basic earnings per share
(weighted-average shares which reflect 355,405 and 126,107 shares in the treasury as a result of the stock repurchase program for the years ended January 31, 2012 and 2011, respectively)	5,224,552	5,440,364
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	131,562	80,177
Denominator for diluted earnings per share (adjusted weighted average shares)	5,356,114	5,520,541
Basic earnings per share from continuing operations	$0.21	$0.26
Diluted earnings per share from continuing operations	$0.20	$0.25

Advertising Costs

Advertising costs are expensed as incurred. Advertising and co-op costs amounted to $310,000 and $274,000 in FYE12 and FYE11, respectively, net of co-op advertising allowance received from a supplier. These reimbursements include some costs which are classified in categories other than advertising, such as payroll.

Statement of Cash Flows

The Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds. The market value of the cash equivalents approximates cost. Foreign denominated cash and cash equivalents were approximately $5.4 million and $6.1 million at January 31, 2012 and 2011, respectively.

Supplemental cash flow information for the years ended January 31 is as follows:

	2012	2011

Interest paid	$679,086	$338,041
Income taxes paid	$1,128,478	$344,923

For FY12, income taxes paid net of refunds was $(92,029).

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

Our major foreign financial depositories are Bank of America, China Construction Bank, China Agricultural Bank, China Commercial and Industrial Bank, HSBC; HSBC in India, Argentina and UK; TD Bank Canada; Banco do Brasil, S.A. and Banco Itaú S.A. in Brasil; Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia and JSC Bank Centercredit in Kazakhstan. We monitor our financial depositories by their credit rating.

Foreign Operations and Foreign Currency Translation

The Company maintains manufacturing operations in Mexico, Brazil, Argentina and the People’s Republic of China and can access independent contractors in Mexico, Brazil, Argentina and China. It also maintains sales and distribution entities located in India, Canada, the U.K., Chile, China, Argentina, Russia, Kazakhstan, Mexico and Brazil. The Company is vulnerable to currency risks in these countries. The functional currency of foreign subsidiaries is the U.S. dollar, except for the Brazilian operation (Brazil Real), UK operation (Euro), new trading companies in China (RenminBi), Russia (Russian Ruble), Kazakhstan (Tenge) and the Canadian Real Estate (Canadian dollar) subsidiary.

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

The monetary assets and liabilities of the Company’s foreign operations with the U.S. dollar as the functional currency are translated into U.S. dollars at current exchange rates, while nonmonetary items are translated at historical rates. Revenues and expenses are generally translated at average exchange rates for the year. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and aggregated losses or (gains) of approximately $521,000 and $(218,000) for FYE12 and FYE11, respectively.

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

Fair Value of Financial Instruments

The Company’s principal financial instruments are its outstanding revolving credit facility and term loans. The Company believes that the carrying amount of such debt approximates the fair value as the variable interest rates approximate the current prevailing interest rate.

Recent Accounting Developments

The Company considers the applicability and impact of all accounting standards updates (ASU’s). Recent ASU’s not listed below were determined to either not be applicable or to have a minimal impact on the consolidated financial statements.

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company chose to early adopt this guidance. In December 2011, the FASB issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The Company chose to defer the implementation of this guidance. When implemented, this will only affect the presentation of reclassifications out of accumulated other comprehensive income.

In September 2011, the FASB issued revised guidance related to the annual evaluation of goodwill for impairment. The new guidance permits companies to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than the carrying basis. If the results of that assessment do not indicate that there is a greater than fifty percent probability that the fair value is less than the carrying basis, no further calculations related to goodwill impairment are required until the next annual evaluation or unless events and circumstances indicate it is more likely than not that the carrying value of the reporting unit is greater than the fair value. As permitted by the FASB, management elected to implement the provisions related to this ASU as of January 31, 2012.

2. INVENTORIES, NET

Inventories consist of the following at January 31:

	2012	2011

Raw materials	$21,213,423	$17,830,675
Work-in-process	1,790,510	2,796,825
Finished goods	22,664,422	24,667,795
	$45,668,355	$45,295,295

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at January 31:

	Useful life in years	2012	2011
Machinery and equipment	3-10	$11,071,514	$9,967,020
Furniture and fixtures	3-10	670,150	566,714
Leasehold improvements	Lease term	1,725,746	1,510,666
Land and building (China)	20	2,412,115	2,412,115
Land and building (Canada)	30	2,444,063	2,434,302
Land and buildings (USA)	39	5,798,986	3,950,969
Land and building (Brazil)	5	1,872,982	1,179,010
		25,995,556	22,020,796
Less accumulated depreciation and amortization		(12,080,730)	(10,924,467)
		$13,914,826	$11,096,329

Depreciation and amortization expense for FY12 and FY11 amounted to $1,939,469 and $1,976,596, respectively. Amortization of intangibles is included in these amounts and is not material. Net fixed assets in China were approximately $2.4 million at January 31, 2012 and 2011. Net fixed assets in India of $1.5 million and $2.8 million at January 31, 2012 and 2011, respectively were included in assets of discontinued operations in India on the consolidated balance sheets. Net fixed assets in Canada were approximately $2.3 million at January 31, 2012 and 2011. Net fixed assets in Brazil were approximately $3.1 million and $2.2 million at January 31, 2012 and 2011, respectively.

4. BUSINESS COMBINATIONS-Acquisition of Qualytextil, S.A.

On May 13, 2008, Lakeland completed the acquisition of 100% of all outstanding stock of Qualytextil, S.A., a corporation organized under the laws of Brazil (“Qualytextil” or “QT”), pursuant to a stock purchase agreement. Qualytextil is a supplier of protective fire apparel in Brazil.

The acquisition was financed through Lakeland’s revolving credit facility. Further, to accommodate the Qualytextil acquisition, Wachovia Bank, N.A., in 2008, increased the Revolving Line of Credit available to the Company from $25,000,000 to $30,000,000 and reworked several covenants to allow for the acquisition.

The Purchase Price was based upon a multiple of seven times the 2007 EBITDA (i.e. Earnings Before Interest, Taxes, Depreciation and Amortization) of Qualytextil, some of which was used to repay outstanding debts at closing. The 2007 EBITDA was $R3,118,000 ($1.9 million), and the total amount paid at closing, including the repayment of such outstanding debts, was $R21,826,000 (approximately $13.3 million).

In connection with the closing of such acquisition, a total of $R6.3 million ($3.9 million) was used to repay outstanding debts of Qualytextil, $R7.8 million ($4.7 million) was retained in the various escrow funds as described and the balance of $R7.7 million ($4.7 million) was paid to the sellers at closing.

There was a provision for a Supplementary Purchase Price (“SPP”) payment-subject to Qualytextil’s EBITDA in 2010 being equal to or greater than $R4,449,200 ($2.7 million). The Company agreed to pay to the sellers as the SPP, the difference between six times Qualytextil’s EBITDA in 2010 and seven times the 2007 EBITDA ($R21,826,000) ($13.3 million), less any unpaid disclosed or undisclosed contingencies (other than outstanding debts) from preclosing, which exceeds $R100,000 ($0.06 million). The SPP in no event shall be greater than $R27,750,000 ($16.8 million) additional over the initial Purchase Price, subject to certain restrictions. (USD amounts are based on the exchange rate at the date of the transaction-$R1.645=1 USD.)

The EBITDA for 2010 pursuant to the Stock Purchase Agreement has been determined to be $R(1.8 million)(about $1.0 million) which includes the VAT tax charge in part. Accordingly, management has determined there is no SPP due the sellers.

All sellers also executed employment contracts with terms which expired December 31, 2011, which contained a noncompete provision extending seven years from termination of employment. The Company evaluated the noncompete provision in the employment agreements and concluded the resulting intangible asset to be insignificant to the consolidated financial statements.

On May 19, 2010, the President and V.P. of Operations (the “two terminated sellers”) of Qualytextil were terminated for cause as a result of numerous documented breaches of their Management Agreements (“MA”) with QT and misrepresentations in their Share Purchase Agreement (“SPA”) with Lakeland. As a result of these breaches and misrepresentations, Lakeland has taken the position that it is not obligated to pay their share or 65% of any SPP due in 2011 pursuant to the SPA. These two sellers’ shares constitute rights to 35% and 30%, respectively, of the SPP totals, if any, which might have been due under the SPA. The former Chief Financial Officer of QT has been promoted to President of QT. He holds the rights to the remaining 35% of the SPP totals.

Lakeland and the two terminated sellers unsuccessfully attempted to negotiate a settlement. The claim is now in arbitration. Lakeland has asserted further damages in such arbitration proceeding as more fully discussed in Note 10, with a decision scheduled for May 17, 2012. Should the terminations be determined by the Arbiters not to be for cause, there could be a payment up to approximately $10.3 million USD payable to the two terminated individuals, or $5.5 million to one and $4.8 million to the other, at the current exchange rates.  These payments reflect contractual provisions that entitle these individuals to maximum SPP payments should they be terminated without cause. Based on the actual results of calendar 2010 as contractually specified, no SPP has been earned. Management believes it has strong evidence to support its case that the terminations were properly for cause and believes it is probable that there will be no such liability to the Company. As such, no accrual has been made. However, as with most judicial proceedings, there is a reasonable possibility that a loss may be incurred. There is an escrow fund available as more fully described in Note 10. The current balance in the escrow fund is approximately $1.3 million USD which, if released by the arbitration panel to the Company, will represent a gain contingency, net of legal fees and other related costs.

The legal and arbitration fees are being charged to expense as incurred.

The Company has evaluated the fair value of the assets purchased, including intangible assets, and has assigned the following values to intangible assets of $R0.9 million ($0.4 million) to the value of the Qualytextil contract with a significant customer to be amortized over the remaining 54 months of the contract at May 2008 and $R7.4 million ($4.3 million) to tradenames, which have an indefinite life and are, therefore, not amortized. There is no significant purchased research and development cost involved.

5. GOODWILL, INTANGIBLE AND OTHER ASSETS, NET

Intangible assets consist of:

	2012	2011
Trademarks and tradenames, resulting from
Qualytextil acquisition, per appraisal	$4,282,100	$4,450,221
Appraised value of customer contracts acquired in Qualytextil acquisition, amortized over estimated remaining life of 14 months from January 31, 2012, net of accumulated amortization of $224,667 at 2012 and $220,816 at 2011	148,228	250,778
Bank fees net of accumulated amortization of $92,104 at 2012 and $142,639 at 2011	97,007	64,651
	$4,527,335	$4,765,650

Amortization expense included in general and administrative expense was $212,260 and $263,195 for FY12 and FY11, respectively.

Amortization expense for the next five years is as follows:

Bank fees: $32,326 for 2012 and $38,803 for 2013

Total amortization for intangibles and other assets is scheduled for approximately USD $116,000 for 2012 and 2013 and USD $19,000 for 2014, subject to exchange rate fluctuations.

The changes in the carrying amount of trademarks and tradenames during the fiscal years 2011 and 2012 are summarized in the following table:

	Balance Beginning of Year	Changes Resulting from Foreign Exchange Differences	Balance End of Year
Year ended January 31, 2011	$3,972,157	$478,064	$4,450,221
Year ended January 31, 2012	$4,450,221	$(168,121)	$4,282,100

Goodwill:

On August 1, 2005, the Company purchased Mifflin Valley, Inc., a Pennsylvania manufacturer. This acquisition resulted in the recording of $0.9 million in goodwill as of January 31, 2006. Management has determined this did not meet “more likely than not” threshold for impairment at January 31, 2012. This goodwill is included in the U.S.A. segment for reporting purposes.

In May 2008, the Company acquired Qualytextil, a Brazilian manufacturer, as discussed in Note 4. In connection with the acquisition, the Company recorded $4.2 million of goodwill. Management has determined this did not meet “more likely than not” threshold for impairment at January 31, 2012. This goodwill is included in the Brazil segment for reporting purposes.

The changes in the carrying value of goodwill during the fiscal years 2012 and 2011 are summarized in the following table:

	U.S.A.	Brazil	Total
Balance as of January 31, 2010	$871,296	$4,957,847	$5,829,143
During fiscal year 2011:
Effect of foreign currency translation	$——	$468,608	$468,608
Balance as of January 31, 2011	$871,296	$5,426,455	$6,297,751
During fiscal year 2012:
Effect of foreign currency translation	$——	$(164,797)	$(164,797)
Balance as of January 31, 2012	$871,296	$5,261,658	$6,132,954

For Brazilian tax purposes, the Company is deducting goodwill over a five-year period which commenced with the merger of its holding company into the operating company in Brazil, which took place in November 2008.

6. LONG-TERM DEBT AND SUBSEQUENT EVENT

Revolving Credit Facility

In January 2010, the Company entered into a one-year $23.5 million revolving credit facility with TD Bank, N.A. In January 2011, TD Bank, N.A. agreed to a two-year extension to expire January 2013 and in June 2011, TD Bank, N.A. agreed to extend the term to June 2014 and add a $6.5 million term loan facility to be used to fund capital expansion in Brazil, Mexico and Argentina, as well as the ability to refinance existing debt in Canada. Borrowings under this $6.5 million term loan facility are in the form of a five-year term loan.

•	As a result of the losses sustained in the third and fourth quarters of FY12, the Company was in breach of several covenants of its bank loan. In April 2012, TD Bank, N.A., to allow the Company to be in covenant compliance, agreed to Amendment No. 4 which does the following:

•	Reclassified $3.0 million of the outstanding balance on the revolving credit into a term loan, principal payable $25,000 monthly from May 2012 to June 2013, monthly payments of $37,500 thereafter through maturity of June 30, 2014. Interest will be at LIBOR plus 2.75%.

•	Interest rate pricing on the revolving credit balance at LIBOR plus 2.50% so long as the funded debt/EBITDA ratio is greater than 3.0.

•	Unrecorded mortgages on the Company’s domestic owned real-estate.

•	Imposed a borrowing base sublimit based on a formula applied to eligible inventory and receivables.

•	Modified the required asset coverage ratio such that the Company must have eligible receivables and inventory totaling not less than 1.25 times its total debt outstanding under the TD Bank facility, including term loans.

•	Modified the funded debt to EBITDA ratios previously required for each quarter in 2012, reverting back to 3.50 at January 2013.

•	Modified the minimum EBITDA of $3.5 million at January 2012, ramping up to $5.5 million at January 2013 (exclusions allowed for certain costs relating to India and a plant shutdown).
•	Modified the fixed charge coverage ratio to not be less than 1.00 to 1.00 at January 31, 2012, omitted for the first two quarters and increasing to 1.20 at January 31, 2013.

As of January 31, 2012 the Company was no longer in breach and had available borrowing of approximately $1.7 million under the amended facility.

The maximum amounts borrowed under the revolving credit facility during FY12 and FY11 were $18.4 million and $12.3 million, respectively and the weighted average interest rates during the periods were 1.96% and 1.82% respectively. The maximum amount borrowed under the term loans was $3.8 million in FY12 with a weighted average interest ratio of 2.5%

The credit facility contains financial covenants including, but not limited to, fixed charge ratio, funded debt to EBITDA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was in compliance at January 31, 2012, as amended in April 2012. The current interest rate on this term loan at January 31, 2012 was 2.55% and principal and interest was due $63,333 monthly.

Borrowings in Brazil in FY12

•	Short-term borrowing of $R777,923 (USD$447,314) at January 31, 2012 due in equal monthly installments (USD$49,701) through October 2012 at an interest rate of 1.47% monthly.
•	Long-term borrowing of $R1,968,281 (USD$1,131,781) due in equal monthly installments (USD$49,208) through December 2013 at an interest rate of 1.80% monthly.

Five-year Debt Payout Schedule

This table reflects the TD Bank loans as amended subsequent to January 31, 2012.

		1 Year or
	Total	less	2 Years	3 Years	4 Years	5 Years	After 5 Years

Canada facility loan	$1,598,846	$100,451	$100,451	$100,451	$100,451	$100,451	$1,096,591
Term loans-TD Bank	$3,535,000	$760,000	$760,000	2,015,000	—	—	—
Borrowings in Brazil	$1,579,095	$1,037,808	$541,287	—	—	—	—
New term loan as amended	$3,000,000	$200,000	$375,000	2,425,000	—	—	—
Revised revolving credit facility	$8,457,807	—	—	8,457,807	—	—	—
Total	$18,170,748	$2,098,259	$1,776,738	$12,998,258	$100,454	$100,454	$1,096,591

Canadian Building:

In June 2006, a subsidiary of the Company entered into an agreement to construct a distribution facility in Brantford, Ontario at a fixed cost of approximately $2,400,000. In order to finance the acquisition, the Company has arranged a term loan in the amount of $2,000,000 (Canadian) bearing interest at the Business Development Bank of Canada’s floating base rate minus 1.25% (currently equal to 6.75%) and is repayable in 240 monthly principal installments of $8,350 (Canadian) plus interest. The subsidiary has drawn down the full amount of this loan and has included $33,899 (Canadian) as capitalized interest reflected in the asset cost. Such building was completed, and the Company took occupancy in December 2007. The term loan is collateralized by the land and buildings in Brantford, Ontario, as well as certain personal property of our Canadian subsidiaries. In addition, $700,000 (Canadian) of the term loan is guaranteed by the Company.

A five-year commitment schedule for this is as follows:

Year ended January 31,	Canadian	USD
2013	$100,200	$100,051
2014	100,200	100,051
2015	100,200	100,051
2016	100,200	100,051
2017	100,200	100,051
and thereafter	1,194,050	1,096,592

7. STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

The Company has three main share-based payment plans: The Non-Employee Directors Option Plan (the “Directors Plan”) and two Restricted Stock Plans (the “2006 Equity Plan” and the “2009 Equity Plan”). Both the 2006 and 2009 Equity Plans have the identical structure. The below table summarizes the main provisions of each of these plans:

Nature and terms
Nonemployee Director Stock Option Plan	The plan provides for an automatic one-time grant of options to purchase 5,000 shares of common stock to each nonemployee director newly elected or appointed. Options are granted at not less than fair market value, become exercisable commencing six months from the date of grant and expire six years from the date of grant. In addition, all nonemployee directors re-elected to the Company’s Board of Directors at any annual meeting of the stockholders will automatically be granted additional options to purchase 1,000 shares of common stock on that date.
Restricted Stock Plan- employees	Long-term incentive compensation-three-year plan. Employees are granted potential share awards at the beginning of the three-year cycle at baseline and maximum amounts. The level of award and final vesting is based on the Board of Director’s opinion as to the performance of the Company and management in the entire three-year cycle. All vesting is three-year “cliff” vesting - there is no partial vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period.
Restricted Stock Plan- Directors	Long-term incentive compensation-three-year plan. Directors are granted potential share awards at the beginning of the three-year cycle at baseline and maximum amounts. The level of award and final vesting is based on the Board of Director’s opinion as to the performance of the Company and management in the entire three-year cycle. All vesting is three-year “cliff” vesting - there is no partial vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period.
53

Matching award program	All participating employees are eligible to receive one share of restricted stock awarded for each two shares of Lakeland stock purchased on the open market. Such restricted shares are subject to three-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period.
Bonus in stock program - employees	All participating employees are eligible to elect to receive any cash bonus in shares of restricted stock. Such restricted shares are subject to two year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the two-year period. Since the employee is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the grant date stock price.
Director fee in stock program	All directors are eligible to elect to receive any director fees in shares of restricted stock. Such restricted shares are subject to two- year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the two-year period. Since the director is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the grant date stock price.

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

The following table represents our stock options granted, exercised and forfeited during the year ended January 31, 2012.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2011	12,200	$9.02	3.61 years	$17,030
Granted during the year ended January 31, 2012	6,000	$8.27	6.00 years	$0
Outstanding at January 31, 2012	18,200	$7.31	3.38 years	$10,230
Exercisable at January 31, 2012	18,200	$7.31	3.38 years	$10,230
Reserved for future issuance:
Directors’ Plan	31,300

There were no exercises or forfeitures during the year ended January 31, 2012.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the year ended January 31, 2012: expected volatility of 87%; risk-free interest rate of 3.6%; expected dividend yield of 0.0%; and expected life of six years. All stock-based option awards were fully vested at January 31, 2012 and 2011.

The 2006 Equity Plan and the 2009 Equity Plan

On June 21, 2006, the stockholders of the Company approved a restricted stock plan (the “2006 Equity Plan”). A total of 253,000 shares of restricted stock were authorized under this plan. On June 17, 2009, the stockholders of the Company authorized 253,000 shares under a new restricted stock plan (the “2009 Equity Plan”). Under these restricted stock plans, eligible employees and directors are awarded performance-based restricted shares of the Company common stock. The amount recorded as expense for the performance-based grants of restricted stock are based upon an estimate made at the end of each reporting period as to the most probable outcome of this plan at the end of the three-year performance period (e.g., baseline, maximum or zero). In addition to the grants with vesting based solely on performance, certain awards pursuant to the plan have a time-based vesting requirement, under which awards vest from two to three years after grant issuance, subject to continuous employment and certain other conditions. Restricted stock has voting rights until fully vested and issued, and the underlying shares are not considered to be issued and outstanding until vested.

All grants under the 2006 plan have either been vested and issued or expired. There are no remaining unvested or ungranted shares available under the 2006 plan as of January 31, 2012.

Under the 2009 Equity Plan, the Company has granted up to a maximum of 227,593 restricted stock awards as of January 31, 2012. All of these restricted stock awards are nonvested at January 31, 2012 (172,573 shares at “baseline”), and have a weighted average grant date fair value of $8.07. Under the 2006 Equity Plan, there are zero shares outstanding as of January 31, 2012. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of January 31, 2012, unrecognized stock-based compensation expense related to restricted stock awards totaled $680,873, all under the 2009 Equity Plan, before income taxes, based on the maximum performance award level, less what has been charged to expense on a cumulative basis through January 31, 2012, which was set at baseline. Such unrecognized stock-based compensation expense related to restricted stock awards totaled $240,709 at the baseline performance level. The cost of these nonvested awards is expected to be recognized over a weighted-average period of three years. The Board has estimated its current performance level to be at the baseline level, and expenses have been recorded accordingly. The performance based awards are not considered stock equivalents for earnings per share (“EPS”) calculation purposes.

Stock-Based Compensation

The Company recognized total stock-based compensation costs of $543,542 and $676,304 for the years ended January 31, 2012 and 2011, respectively, of which $4,465 and $50,123 result from the 2006 Equity Plan and $516,797 and $626,181 result from the 2009 Equity Plan for the years ended January 31, 2012 and 2011, respectively, and $18,548 and $0, respectively, from the Director Option Plan. These amounts are reflected in selling, general and administrative expenses. The total income tax benefit recognized for stock-based compensation arrangements was $197,030 and $243,469 for the years ended January 31, 2012 and 2011, respectively.

Total Restricted Shares	Outstanding unvested grants at maximum at beginning of FY12	Granted during FY12	Becoming Vested during FY12	Forfeited during FY12	Outstanding unvested grants at maximum at end of FY12
Restricted stock grants- employees	137,123	8,014	——	15,601	129,536
Restricted stock grants- directors	63,184	4,686	——	4,686	63,184
Matching award program	3,058	3,000	2,558	——	3,500
Bonus in stock - employees	19,479	22,801	16,479	——	25,801
Retainer in stock - directors	——	5,572	——	——	5,572
Total restricted stock plan	222,844	44,073	19,037	20,287	227,593

Shares under 2009 Equity Plan	Outstanding unvested grants at maximum at beginning of FY12	Granted during FY12	Becoming Vested during FY12	Forfeited during FY12	Outstanding unvested grants at maximum at end of FY12
Restricted stock grants- employees	137,123	8,014	——	15,601	129,536
Restricted stock grants- directors	63,184	4,686	——	4,686	63,184
Matching award program	500	3,000	——	——	3,500
Bonus in stock - employees	3,000	22,801	——	——	25,801
Retainer in stock - directors	——	5,572	——	——	5,572

Total restricted stock plan	203,807	44,073	——	20,287	227,593

Shares under 2006 Equity Plan	Outstanding unvested grants at maximum at beginning of FY12	Granted during FY12	Becoming Vested during FY12	Forfeited during FY12	Outstanding unvested grants at maximum at end of FY12
Restricted stock grants- employees	——	——	——	——	——
Restricted stock grants- directors	——	——	——	——	——
Matching award program	2,558	——	2,558	——	——
Bonus in stock - employees	16,479	——	16,479	——	——
Retainer in stock - directors	——	——	——	——	——
Total restricted stock plan	19,037	——	19,037	——	——

Weighted average grant date fair value

Shares under 2009 Equity Plan	Outstanding unvested grants at maximum at beginning of FY12	Granted during FY12	Becoming Vested during FY12	Forfeited during FY12	Outstanding unvested grants at maximum at end of FY12

Restricted stock grants- employees	$8.00	$8.00	$——	$——	$8.00
Restricted stock grants- directors	$8.00	$8.00	$——	$——	$8.00
Matching award program	$9.03	$7.99	$——	$——	$8.14
Bonus in stock - employees	$9.31	$8.39	$——	$——	$8.50
Retainer in stock - directors	$——	$8.49	$——	$——	$8.49

Shares under 2006 Equity Plan	Outstanding unvested grants at maximum at beginning of FY12	Granted during FY12	Becoming Vested during FY12	Forfeited during FY12	Outstanding unvested grants at maximum at end of FY12

Restricted stock grants- employees	$——	$——	$——	$——	$——
Restricted stock grants- directors	$——		$——	$——	$——
Matching award program	$10.56	$——	$10.56	$——	$——
Bonus in stock - employees	$5.63	$——	$5.63	$——	$——
Retainer in stock - directors	$——	$——	$——	$——	$——

Overall weighted average per share - all plans	Outstanding unvested grants at maximum at beginning of FY12	Granted during FY12	Becoming Vested during FY12	Forfeited during FY12	Outstanding unvested grants at maximum at end of FY12
Restricted stock grants- employees	$8.00	$——	$——	$——	$8.00
Restricted stock grants- directors	$8.00	$——	$——	$——	$8.00
Matching award program	$10.31	$7.99	$——	$——	$8.14
Bonus in stock - employees	$6.20	$8.39	$5.63	$——	$8.50
Retainer in stock - directors	$——	$——	$——	$——	$——
Total restricted stock plan	$7.87	$8.26	$6.29	$——	$8.07

Restricted Stock Plan 2009 Equity Plan	Shares authorized 2009 plan	Re-allocated by BOD	Shares authorized under 2009 Plan as re- allocated by BOD	Outstanding unvested grants at maximum at end of FY12	Shares remaining available for future issuance
Restricted stock grants- employees	132,000	——	132,000	129,536	2,464
Restricted stock grants- directors	44,000	20,000	64,000	63,184	816
Matching award program	33,000	(20,000)	13,000	3,500	9,500
Bonus in stock - employees	33,000	——	33,000	25,801	7,199
Retainer in stock - directors	11,000	——	11,000	5,572	5,428
Total restricted stock plan	253,000	——	253,000	227,593	25,407

8. INCOME TAXES

The provision for income taxes is based on the following pretax income (loss):

	FY 12			FY 1
Domestic and Foreign Pretax Income (Loss)	Total	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations

Domestic	$(1,810,731)	$(1,810,731)	$——	$480,392	$480,392	$——
Foreign	334,627	2,649,586	(2,314,959)	1,145,449	1,806,793	(661,344)

Total	$(1,476,104)	$838,855	$(2,314,959)	$1,625,841	$2,287,185	$(661,344)

	FY 12			FY 11
Income Tax Expense (Benefit)	Total	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations

Current:
Federal	$(304,615)	$(304,615)	$——	$727,722	$727,722	$——
State and other taxes	——	——	——	36,887	36,887	——
Foreign	198,221	198,221	——	924,925	1,163,009	(238,084)

Deferred	(992,885)	(147,925)	(844,960)	(1,035,692)	(1,035,692)	——

Total	$(1,099,279)	$(254,319)	$(844,960)	$653,842	$891,926	$(238,084)

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

	2012	2011

Statutory rate	34.0%	34.0%
State income taxes, net of Federal tax benefit	2.5%	1.5%
Permanent differences	(2.8)%	2.0%
VAT tax charge with no tax benefit	0.0	33.1%
Foreign tax rate differential*	37.8%	(34.9)%
Various tax credits	3.0%	——
Other	——	4.5%
Effective rate	74.5%	40.2%

* The foreign rate differential is very high due to losses in India, Chile and Argentina treated as pass through entities for U.S. tax purposes, the VAT tax charge in Brazil and the elimination of intercompany profit in inventory, all of which serve to reduce the consolidated pretax income.

The tax effects of temporary differences which give rise to deferred tax assets at January 31, 2012 and 2011, are summarized as follows:

	2012	2011
Deferred tax assets:
Inventories	$959,971	$1,295,484
U.S. tax loss carry-forwards, including work opportunity credit	569,376	0
Accounts receivable and accrued rebates	81,922	27,022
Accrued compensation and other	176,323	267,377
India inventory reserves–U.S. deduction	514,712	(0)
Equity based compensation	447,220	320,543
Foreign tax credit carry-forward	156,741	124,543
State and local carry-forwards	126,161	128,119
Depreciation and other	246,246	133,853
Brazil carryforward resulting from goodwill write-offs	709,000	——

Net deferred tax asset	$3,987,671	$2,296,941

Tax Audit

Income Tax Audit/Change in Accounting Estimate

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

Our three major foreign tax jurisdictions are China, Canada and Brazil. According to China tax regulatory framework, there is no statute of limitations on fraud or any criminal activities to deceive tax authorities. However, the general practice is going back five years, and general practice for records maintenance is 15 years. Our China subsidiaries were audited during the tax year 2007 for the tax years 2006, 2005 and 2004. Those audits were conducted in the ordinary course of business. China tax authorities did not perform tax audits in the ordinary course of business during tax years 2008, 2009, 2010, 2011 or during the current year as of current filing date. China tax authorities performed a fraud audit, but the scope was limited to the fraud activities found in late FY09 as discussed more fully in Note 15 to the Company’s Form 10-K for the year ended January 31, 2010. This audit covered tax years from 2003 through 2008. We reached a settlement with the Chinese Government in January 2009. China tax authorities have performed limited reviews on all China subsidiaries as of tax years 2008, 2009, 2010 and 2011 with no significant issues noted. We believe our tax positions are reasonably stated as of January 31, 2012.

Lakeland Protective Wear, Inc., our Canadian subsidiary, follows Canada tax regulatory framework recording its tax expense and tax deferred assets or liabilities. As of this statement filing date, we believe the Company’s tax situation is reasonably stated, and we do not anticipate future tax liability for fiscal year ended January 31, 2012 or prior years.

The Company’s Brazilian subsidiary is currently under a tax audit, which raised some issues regarding the tax impact related to the merger held in 2008 and the resulting goodwill resulting from the structure which was set up at the Company's Brazilian counsel's suggestion. The Company has not received any formal communication from the authorities. There is no formal claim received, and there may not be such a claim in any case. However, this structure is relatively common in acquisitions of Brazilian operations made by non-Brazilian companies. In general, acquisitions with this structure have survived challenge by the taxing authorities in Brazil. The cumulative amount of tax benefits recognized on the Company’s books through January 31, 2012, resulting from the tax deduction of the goodwill amortization is approximately USD$790,000. This results from the goodwill on the Brazilian books which, for Brazilian tax purposes, is eligible for tax write-off over a five year period dating from November 2008.

9. BENEFIT PLANS

Defined Contribution Plan

Pursuant to the terms of the Company’s 401(k) plan, substantially all U.S. employees over 21 years of age with a minimum period of service are eligible to participate. The 401(k) plan is administered by the Company and provides for voluntary employee contributions ranging from 1% to 15% of the employee’s compensation. During FY10, the Company suspended the company match, which has not been reinstated as of January 31, 2012.

10. VAT TAX ISSUE IN BRAZIL

Asserted Claims

VAT tax in Brazil is at the state level. We commenced operations in Brazil in May 2008 through an acquisition of Qualytextil. At the time of the acquisition, and going back to 2004, the acquired company used a port facility in a neighboring state (Recife Pernambuco), rather than its own, in order to take advantage of incentives, in the form of a discounted VAT tax, to use such neighboring port facility. We continued this practice until April 2009. The practice was stopped largely for economic reasons, resulting from additional trucking costs and longer lead time. The Bahia state auditors (state of domicile for the Lakeland operations in Brazil) initially reviewed the period from 2004-2006 and filed a claim for unpaid VAT taxes in October 2009. The claim asserted that the state VAT taxes are owed to the state of domicile of the ultimate importer/user and disregarded the fact that the VAT taxes had already been paid to the neighboring state.

In October 2009, QT received an audit notice from Bahia claiming the taxes paid to Recife/Pernambuco should have been paid to Bahia in the amount of R$4.8 million and assessed fines and interest of an additional R$5.6 million for a total of R$10.4 million (approximately US$3.0 million, $3.5 million and $6.5 million, respectively).

Bahia had announced an amnesty for this tax whereby the taxes claimed were paid by QT by the end of the month of May 2010, and the interest and penalties were forgiven. According to fiscal regulation of Brazil, $R2.1 million (USD$1.1 million) of this amnesty payment has since been recouped as credits against future taxes due.

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

An audit for the 2007-2009 period has been completed by the State of Bahia. In October 2010, the Company received a claim for 2007-2009 from the State of Bahia for taxes of R$6.2 (US$3.9) million and fines and penalties of R$4.9 (US$3.1) million, for a total of R$11.1 (US$6.9) million, which had been expected per above. The Company intends to defend and wait for the next amnesty period.  Of these claims, our attorney informs us that R$0.4 (US$0.3) million in respect of fines and penalties will be successfully defended based on state auditor misunderstanding.

Lakeland intends to apply for amnesty and make any necessary payments upon the forthcoming amnesty periods imposed by the local Brazilian authorities. Of this R$6.2 (US$3.9) million exposure, R$3.4 (US$2.1) million is eligible for future credit. The R$2.8 (US$1.7) million balances in respect of fines and penalties is subject to indemnification from the Seller of QT to the Company, and the Company is in the process of pursuing this claim through an arbitration proceeding in progress. Also, included in the $0.3 million referenced above, there is $0.1 million our attorney informs us is a mistake made by the state auditor, which he believes will be successfully defended.

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

	BRL (millions)			USD (millions)
Foreign exchange rate				1.82	1.82	1.82
	Total Paid Or To Be Paid Into Government Under Amnesty Program	Total Not Available For Credit[1]	Available For Credit[2]	Total Paid Or To Be Paid Into Government Under Amnesty Program	Total Not Available For Credit¹	Available For Credit[2]
Original claim 2004-2006	3.5	1.4	2.1	1.9	0.8	1.1
Second claim
Preacquisition 2007-April 2008	2.4	1.0	1.4	1.3	0.5	0.8
Postacquisition May 2008-April 2009	3.3	1.4	1.9	1.8	0.8	1.0

Totals	9.2	3.8	5.4	5.0	2.1	2.9

Escrow released from one seller	1.0	1.0	-	0.5	0.5	-
Charged to expense at April 30, 2010	-	2.8	-	-	1.6	-

¹ Essentially represents the discount originally offered as incentive by the neighboring state.

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

In addition to the direct cost of the additional tax liability accrued per above, there are several additional costs which will be future costs. There will be interest costs on the cash paid during the period from the payment to the state and the credit to be subsequently used which has been and will be charged to expense as incurred. There will be legal fees to defend and resolve this legal matter before the state, which will be charged to expense as incurred. Further, there will be a loss of an incentive known as “desenvolve”3 as a result of using the credit rather than cash payments for the future VAT taxes. The “desenvolve” has already been reflected in the operating results subsequent to May 2010 through August 2011 when the initial credit was exhausted and the Company resumed normal monthly cash payments for VAT taxes. This has been reflected as a reduction in the gross margin in the ensuing period through August 2011. This is not a cost but a lost discount.

[3] “Desenvolve” is an incentive remaining from Brazil’s hyperinflationary days about 10 years ago. It is based on the net ICMS (VAT) tax payable. (QT pays ICMS to suppliers on raw materials, bills and collects ICMS from customers, takes credit for ICMS paid to suppliers and remits the difference. The net amount payable is payable 30% immediately and 70% for up to five years. The “desenvolve” is an incentive to pay the 70% quickly, like a cash discount. If the full amount is paid immediately, there is an 80% discount of the 70% (or 56% of the total).

Summary of Cash Flow Requirements: (R$ millions and US$ millions)

Claim period/description	Taxes		Fines and penalties		Maximum judicial deposit

2004-2006 not paid into amnesty and being defended. Management does not plan to pay this into amnesty	R$	1.3	R$	1.9	R$	3.2	US$	1.9

2007-2009 claim by State of Bahia (1)	R$	6.2	R$	5.7	R$	11.9	US$	7.0

TOTAL	R$	7.5	R$	7.6	R$	15.1	US$	8.9

(1)  Our attorney informs us that based on the slow progress so far in the administrative proceedings for the 2007-2009 claim, they believe it is now more likely than not that the next amnesty will arrive prior to the need to pay the R$11.9 judicial deposit. Therefore, the most likely cash flow outlook in management’s opinion is as follows:

R$3.2 (US$1.9) million 2004-2006 judicial deposit	Quarter Two Fiscal year 2013
R$6.2 (US$3.9) million 2007-2009 claim into amnesty	Quarter Three Fiscal year 2013 to Quarter Four Fiscal year 2013

Further, management believes it will be able to satisfy the R$3.2 (US$1.9) million judicial deposit by pledging real estate owned rather than paying cash.

At the next amnesty period:

•          If before judicial process - still administration proceeding - the Company would pay just the taxes with no penalty or interest. This would then be recouped via credits against future taxes on future imports. As before, the Company would lose desenvolve and interest.

•          If after judicial process commences - the amount of the judicial deposit previously remitted would be reclassified to the taxes at issue, and the excess submitted to cover fines and interest would be refunded to QT. As above, the taxes would be recouped via credits against future taxes on future imports, but we would lose desenvolve and interest.

•          The desenvolve is scheduled to expire on February 2013 and is being partially phased out starting February 2011. Based on the anticipated timing of the next amnesty, there may be little amounts of lost desenvolve since it would largely expire on its own terms in any case.

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

In the event that the Company receives the remaining funds from escrow, this will be recorded as a gain at such time. Any further indemnifications from the sellers and potential other parties will also be recorded as a gain at such time as received.

The Company has also asserted indemnification rights under its Share Purchase Agreement with the sellers and has other legal avenues for recoupment of these monies against both the sellers and will in the future against negligent third parties. Such recoupment, if successful, will be reported as profits over future periods when and if collected.

Balance Sheet Treatment

The Company has reflected the above items on its January 31, 2012, balance sheet as follows:

		(R$ millions)	US$ millions
Noncurrent assets	VAT taxes eligible for future credit	3.5	1.9
Long-term liabilities	Taxes payable	6.0	3.2

11. DISCONTINUED OPERATIONS IN INDIA

The Company decided to discontinue operations in its India glove manufacturing facility and put the assets and business up for sale. The Company decided to sell this division primarily because it has incurred significant operating losses since inception, and the Company has been unsuccessful in developing sufficient sales to reach at least break even. The Company is attempting to sell the operations as an ongoing operation but shut down its operations in December 2011.

Prior year financial statements as of and for the year ended January 31, 2012, have been restated to present the operations of the India glove manufacturing subsidiary as a discontinued operation.

In conjunction with the discontinuance of operations, the Company recognized a pretax loss on disposal of $1.7 million, primarily consisting of $0.9 million in fixed asset write-downs, $0.4 million in inventory write-downs and $0.1 million in professional fees relating to the sale and $0.3 million in shutdown expenses. The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations in India” and “Liabilities of discontinued operations in India,” respectively, in the accompanying Balance Sheets at January 31, 2012 and January 31, 2011, and consist of the following:

	January 31, 2012	January 31, 2011
Cash	$230,502	$121,436
Accounts receivable	6,772	100,254
Inventory	200,000	622,480
Other current asset	27,262	20,371
Property/equipment	1,534,034	2,805,060
Total assets of discontinued operations	1,998,570	3,669,601
Liabilities of discontinued operations:
Accounts payable	5,715	29,467
Other liabilities	59,065	4,473
Total liabilities of discontinued operations	64,780	33,940

Net assets of discontinued operations	$1,933,790	$3,635,661

The following table illustrates the reporting of the discontinued operations reclassified on the face of the Statements of Operations for the years ended January 31, 2012 and 2011 ($000):

	Years Ended January 31,
	2012	2011
Net sales	$912	$1,718
Cost of goods sold	1,236	2,039
Gross loss	(324)	(321)
Operating expense	257	341
Operating loss	(581)	(662)
Loss on shutdown	(1,734)	—
Loss from discontinued operations before income taxes	(2,315)	(662)
Benefit from income taxes from discontinued operations	(845)	(238)
Net loss from discontinued operations	$(1,470)	$(424)

12. MAJOR SUPPLIER

Purchases from DuPont ((License terminated in July 2011, as described herein) and Southern Mills accounted for 13.9% and 15.3% of total purchases for the year ended January 31, 2012, respectively, and 30.9% and 16.6%  of total purchases for the year ended January 31, 2011, respectively.

13. COMMITMENTS AND CONTINGENCIES

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

We must comply with American laws such as the Foreign Corrupt Practices Act (FCPA) and Sarbanes-Oxley, and also with recently passed anti-corruption legislation in the UK. Some of our competitors and customers in foreign jurisdictions view bribery as a normal part of business. As a result, we believe that we lose sales orders by not engaging in such practices.

Employment Contracts

The Company has employment contracts with three principal officers expiring through January 31, 2016. Pursuant to such contracts, the Company is committed to aggregate annual base remuneration of $765,000, $765,000, $718,000 and $342,000 for FYE13, FYE14, FYE15 and FYE16, respectively. Two of such contracts provide for bonuses based on reported EPS for FY13.

The Company had employment contracts with the four principal sellers of Qualytextil who had remained with Qualytextil as managers, but three have been terminated. The one agreement remaining has an annual compensation of $R500,000 (USD$294,000) which has been renewed as of July 1, 2011 and expires December 31, 2015.

Leases

In FYE09, Qualytextil, in connection with the expansion needed to accommodate the importation and sales of Lakeland branded products in Brazil, signed several leases for additional warehousing, corporate and sales space in Rio de Janiero and Sao Paulo, aggregating approximately 14,800 square feet at an aggregate annual rental of approximately $142,000, with expiration dates ranging from March 2012 to October 2013.

In October 2005, as part of the acquisition of Mifflin Valley, Inc. (merged into the Company on September 1, 2006), the Company entered into a five-year lease with Michael Gallen (a former employee) to lease an 18,520 sq. ft. manufacturing facility in Shillington, Pennsylvania for $55,560 annually or a per square foot rental of $3.00 with an annual increase of 3.5%. This amount was obtained prior to the acquisition from an independent appraisal of the fair market rental value per square foot. This lease expired July 31, 2010, and has not been renewed. The Company’s operations have been moved to a nearby space owned by a third-party lessor. In addition, the Company, commencing January 1, 2006, rented 12,000 sq. ft. of warehouse space in a second location in Pennsylvania from this former employee, on a month-by-month basis, for the monthly amount of $3,350 or $3.35 per square foot annually. This lease also was terminated, and all operations moved to the new facility mentioned above. On March 1, 1999, the Company entered into a one-year (renewable for four additional one-year terms) lease agreement with Harvey Pride, Jr., a former officer of the Company, for a 2,400 sq. ft. customer service office for $18,000 annually located next to the existing Decatur, Alabama facility mentioned above. This lease was renewed on April 1, 2009 through March 31, 2011, with a 5% yearly increase in rental rate. In June 2010, the Company purchased this facility from Mr. Pride for $250,000, based on an independent appraisal.

Total rental costs under all operating leases are summarized as follows:

	Gross rental	Rentals paid to related parties
Year ended January 31,
2012	$749,645	$0
2011	$640,127	$63,540

Minimum annual rental commitments for the remaining term of the Company’s noncancelable operating leases relating to manufacturing facilities, office space and equipment rentals at January 31, 2012, including lease renewals subsequent to year end, are summarized as follows:

Year ending January 31,

2013	$591,545
2014	350,321
2015	84,978
2016	82,243
2017	77,909
and thereafter	345,172

Canadian Borrowings

Litigation

The Company is involved in various litigation, in addition to those described in Notes 4 and 10 of the financial statements, arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows.

14. Derivative Instruments and Foreign Currency Exposure

The Company has foreign currency exposure, principally through sales in Canada, Brazil, China, Argentina, Chile and the EEC, and production in Brazil, Mexico and China. Management has commenced a derivative instrument program to partially offset this risk by purchasing forward contracts to sell the Canadian Dollar, the Chilean Peso, the Euro, the Great Britain Pound and the Argentina Peso other than the cash flow hedge discussed below. Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. Management has decided not to hedge its long position in the Chinese Yuan or the Brazilian Real. We designated the forward contracts as derivatives not designated as hedging instruments with loss and gain recognized in the current earnings. In the year ended January 31, 2012, the Company sustained a loss on foreign exchange in Brazil of $304,000 or $0.05 per share included in net income from continuing operations. In the year ended January 31, 2011, the Company recorded a gain on foreign exchange in Brazil of $224,000 or $0.04 per share included in net income from continuing operations.

The Company accounts for its foreign exchange derivative instruments by recognizing all derivatives as either assets or liabilities at fair value, which may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments.

Currently, we have two types of derivatives to manage the risk of foreign currency fluctuations. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contract derivatives, not designated as hedging instruments, are generally settled quarterly. Gain and loss on those forward contracts are included in current earnings. We also enter cash flow hedge contracts with financial institutions to manage our currency exposure on future cash payments denominated in foreign currencies. The effective portion of gain or loss on cash flow hedge is reported as a component of other comprehensive income. Our hedge positions are summarized below:

Fair Value of Derivative Instruments

Derivatives not designated as hedging instruments
Foreign Exchange Forward Contracts
	Years Ended
	January 31, 2012	January 31, 2011
Notional Value in USD	$12,730,191	$9,159,417
Gain and loss reported in current operating income (expense)	$(230,110)	$(243,475)

There is no outstanding balance from foreign exchange forward contracts as of January 31, 2012 or January 31, 2011.

Derivatives designated as hedging instruments
Asset Derivative from Foreign Currency Cash Flow Hedge
	As of January 31, 2012	Reported in balance sheet
Notional value in USD	$6,904,150
Gain and loss reported in equity as other comprehensive income	$123,313	Other assets

Effect of Derivative on Income Statement from Foreign Currency Cash Flow Hedge

Years Ended January 31, 2012
Gain reclassed from other comprehensive income into current earnings during three months ended January 31, 2012, reported in operating income	$123,313

The cash flow hedge is designed to hedge the payments made in Euros and USD to our China subsidiaries. As of January 31, 2012, $123,313 has been recorded as other asset to account for the value of cash flow hedge. There was no cash flow hedge in fiscal 2011.

15. MANUFACTURING SEGMENT DATA

Domestic and international sales are as follows in millions of dollars:

	Fiscal Years Ended January 31,
	2012		2011
Domestic	$50,560,779	52.5%	$59,518,022	59.8%
International	45,766,210	47.5%	39,999,638	40.2%
Total	$96,326,989	100.0%	$99,517,660	100.0%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Decatur, Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products), Jerez, Mexico (primarily disposable, glove and chemical suit production), St. Joseph, Missouri (about to be closed with most production being moved to Mexico and distribution to Alabama) and Sinking Spring, Pennsylvania (primarily woven products production). We also maintain three manufacturing companies in China (primarily disposable and chemical suit production) and a wovens manufacturing facility in Brazil. Our China and Brazil facilities produce the majority of the Company’s revenues. The accounting policies of these operating entities are the same as those described in Note 1. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in Canada, Europe, Latin America, India, Russia, Kazakhstan and China, which sell and distribute products shipped from the United States, Mexico, Brazil or China. The table below represents information about reported manufacturing segments for the years noted therein:

	Year Ended January 31 (in millions of dollars)
	2012	2011
Net Sales from Continuing Operations:
USA	$54,316,247	$61,442,908
Other foreign	18,602,448	15,960,860
China	30,014,395	32,772,369
Brazil	15,702,011	13,495,886
Less intersegment sales	(22,308,112)	(24,154,363)
Consolidated sales	$96,326,989	$99,517,660
External Sales from Continuing Operations:
USA	$50,560,779	$59,518,022
Other foreign	16,493,057	13,936,380
China	13,571,142	12,585,661
Brazil	15,702,011	13,477,597
Consolidated external sales	$96,326,989	$99,517,660
Intersegment Sales from Continuing Operations:
USA	$(3,755,467)	$(1,924,886)
Other foreign	(2,109,392)	(2,024,480)
China	(16,443,253)	(20,186,708)
Brazil	—	(18,289)
Consolidated intersegment sales	$(22,308,112)	$(24,154,363)
Operating Profit from Continuing Operations:
USA	$(1,799,398)	$407,126
Other foreign	540,140	8,308
China	2,530,488	4,218,794
Brazil	(484,749)	351,787
Less intersegment profit	651,086	(869,969)
Consolidated operating profit	$1,437,567	$4,116,046

	Year Ended January 31 (in millions of dollars)
	2012	2011
Interest Expense from Continuing Operations:
USA	$371,023	$138,803
Other foreign	223,737	204,831
China	—	—
Brazil	394,881	186,534
Less intersegment	(310,555)	(192,127)
Consolidated interest expense	$679,086	$338,041
Income Tax Expense from Continuing Operations:
USA	$(468,105)	$292,897
Other foreign	125,944	180,696
China	683,262	1,008,866
Brazil	(399,244)	(264,637)
Less intersegment	(196,176)	(325,896)
Consolidated income tax expense from continuing operations	$(254,319)	$891,926
Depreciation and Amortization Expense:
USA	$773,490	$864,410
Other foreign	27,144	12,865
China	323,474	309,508
India-D&A of discontinued operations	341,254	441,296
Brazil	474,107	348,517
Consolidated depreciation and amortization expense	$1,939,469	$1,976,596
Total Assets (at Balance Sheet Date):
USA	$34,455,436	$40,587,475
Other foreign	15,450,738	14,604,181
China	22,451,411	18,917,133
India-assets of discontinued operations	1,998,570	3,669,601
Brazil	28,048,699	23,597,593
Consolidated assets	$102,404,854	$101,375,983
Long-lived Assets (at Balance Sheet Date)
USA	$5,313,983	$4,168,605
Other foreign	3,009,025	2,445,539
China	2,445,047	2,364,944
India	—	—
Brazil	3,146,771	2,117,241
Consolidated long-lived assets	$13,914,826	$11,096,329
Goodwill
USA	$871,296	$871,296
Other foreign	—	—
China	—	—
India	—	—
Brazil	5,261,658	5,426,455
Consolidated goodwill	$6,132,954	$6,297,751

16. UNAUDITED QUARTERLY RESULTS OF OPERATIONS (In thousands, except for per share amounts):

	as restated for discontinued operations
	1/31/2011	10/31/2010	7/31/2010	4/30/2010
Net sales from continuing operations	$24,824	$25,680	$24,140	$24,873
Gross profit from continuing operations	$8,046	$7,186	$8,347	$6,511

(Loss) earnings from continuing operations	$1,235	$700	$685	$(1,225)
(Loss) earnings from discontinued operations	$(139)	$(51)	$(113)	$(121)
Net income (loss)	$1,096	$649	$572	$(1,346)
Basic net earnings (loss) per share:
Continuing operations	$0.23	$0.13	$0.13	$(0.23)
Discontinued operations	$(0.03)	$(0.01)	$(0.02)	$(0.02)
Total	$0.20	$0.12	$0.11	$(0.25)
Diluted net earnings (loss) per share:
Continuing operations	$0.22	$0.13	$0.12	$0.22)
Discontinued operations	$(0.03)	$(0.01)	$(0.02)	$(0.02)
Total	$0.20	$0.12	$0.10	$(0.25)

	1/31/2012	10/31/2011	7/31/2011	4/30/2011
Net sales from continuing operations	$20,165	$24,744	$25,833	$25,585
Gross profit from continuing operations	$5,313	$7,413	$7,798	$8,262
(Loss) earnings from continuing operations	$(1,008)	$146	$635	$1,320
(Loss) earnings from discontinued operations	$(540)	$(722)	$(51)	$(157)
Net income (loss)	$(1,548)	$(576)	$584	$1,163
Basic net earnings (loss) per share:
Continuing operations	$(0.19)	$0.03	$0.12	$0.25
Discontinued operations	$(0.10)	$(0.14)	$(0.01)	$(0.03)
Total	$(0.30)	$(0.11)	$0.11	$0.22
Diluted net earnings (loss) per share:
Continuing operations	$(0.19)	$0.03	$0.12	$0.25
Discontinued operations	$(0.10)	$(0.13)	$(0.01)	$(0.03)
Total	$(0.29)	$(0.11)	$0.11	$0.22

Numbers may not add due to rounding

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2012. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2012.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2012. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2012.

Since the Company now qualifies as a smaller reporting company, there is no longer an attestation requirement for management’s assessment of internal control by the Company’s independent auditors.

Changes in Internal Control over Financial Reporting

There have been no changes in Lakeland Industries, Inc.’s internal control over financial reporting that occurred during Lakeland’s fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION - None

PART III

The information required by Part III: Item 10, Directors, and Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2012, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2012. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2012.

Equity Compensation Plans

The following sets forth information relating to Lakeland’s equity compensation plans as of April 18, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price per share of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation plans approved by security holders
Restricted stock grants - employees	129,536	$0	2,464
Restricted stock grants - directors	63,184	$0	816
Matching award program	3,500	$0	9,500
Bonus in stock program - employees	25,801	$0	7,199
Retainer in stock program - directors	5,572	$0	5,428
Total Restricted Stock Plans	227,593	$0	25,407
Equity compensation plans not approved by security holders
Non-employee Directors’ Option Plan (2)	18,200	$7.31	31,300
Total	245,793		56,707

(1) At maximum levels

(2) A description of the Non-employee Directors’ Option Plan is contained in note 7 to the financial statements.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Exhibits:

Exhibit	Description
3.1	Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended (incorporated by reference to Exhibit 3.2 of Lakeland Industries, Inc.’s Form 10-Q filed December 7, 2011)

3.2	Bylaws of Lakeland Industries Inc., as amended (incorporated by reference as Exhibit 3.1 of Lakeland Industries, Inc.’s Form 10-Q filed December 7, 2011)

4.1	2006 Incentive Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc. Registration Statement on Form S-8 filed July 26, 2007)

4.2	2009 Incentive Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc. Registration Statement on Form S-8 filed September 8, 2011)

Exhibit	Description

10.1	Amendment, dated February 1, 2007, to the original lease Agreement, dated August 1, 2001, between Southwest Parkway, Inc., as lessor, and Lakeland Industries, Inc., as lessee (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2007 filed April 14, 2008)

10.2	Employment Agreement, dated April 16, 2010, between Lakeland Industries, Inc. and Christopher J. Ryan (incorporated by reference to Exhibit 10.5 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2010 filed April 16, 2010)

10.3	Employment Agreement, dated January 24, 2012, between Lakeland Industries, Inc. and Gary Pokrassa (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed January 24, 2012)

10.4	Lease Agreement, dated January 1, 2010, between Carlos Tornquist Bertrand, as lessor, and Lakeland Industries, Inc., as lessee for Lakeland Chile (incorporated by reference to Exhibit 10.13 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2010)

10.5	Lease Agreement, dated 2006, between Michael Robert Kendall, June Jarvis and Barnett Waddingham Trustees Limited, as lessor, and Lakeland Industries, Inc., as lessee (incorporated by reference to Exhibit 10.22 of Lakeland Industries, Inc.’s 10-K for the fiscal year ended January 31, 2007)

10.6	Modification letter dated January 15, 2010 modifying the original lease agreement, dated November 10, 2008, between Mifflin Management, as landlord and Lakeland Industries, Inc., as tenant (incorporated by reference to Exhibit 10.15 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2010)

10.7	Lease Agreement dated September 1, 2009, between LIK 5 Ballow LLC, as lessor, and Lakeland Industries, Inc., (incorporated by reference to Exhibit 10.17 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2010)

10.8	Lease Agreement extension letter dated December 23, 2009, extending the original lease dated February 5, 2007, between Gotham Enterprises & Affiliates, LLC, as lessor, and Lakeland Industries, Inc., as lessee for Industrias Lakeland S.A. de C.V. in Mexico (incorporated by reference to Exhibit 10.18 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2010)

10.9	Lease Agreement, dated August 19, 2009, between Acrilicos Palopoli S.A, as lessor, and Lakeland Argentina, SRL, as lessee (incorporated by reference to Exhibit 10.19 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2010)

10.10	Lease Agreement, dated June 2, 2009, between Beijing Yeshi Enterprise Group Co., Ltd, as lessor, and Lakeland (Beijing) Safety Products Limited, as lessee (incorporated by reference to Exhibit 10.20 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2010)

10.11	Lease Agreement, dated October 14, 2010, between South Heidelberg Partners, LP, as lessor, and Lakeland Industries, Inc., as lessee for Lakeland High Visibility Clothing in Pennsylvania (incorporated by reference to Exhibit 10.14 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2011)

10.12	Lease Agreement, dated December 28, 2010, between Land Services, LLC, as lessor, and Lakeland Industries, Inc., as lessee for Lakeland Industries, Inc. (incorporated by reference to Exhibit 10.15 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2011)

Exhibit	Description

10.13	Settlement Statement, dated June 30, 2010, between Harvey Pride, Jr. and Lakeland Industries, Inc. for the property location 201 Pride Lane, Decatur, Alabama (incorporated by reference to Exhibit 10.16 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2011)

10.14	Management Agreement, effective July 1, 2011, between Lakeland Industries, Inc. and Miguel Antonio dos Guimarães Bastos (incorporated by reference to Exhibit 10.17 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2011)

10.15	Wholesaler Agreement between E. I. du Pont de Nemours and Lakeland Industries, Inc. dated January 31, 2011 (incorporated by reference to Exhibit 10.18 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2011)

10.16	Bank loan between TD Bank and Lakeland Industries, Inc. (incorporated by reference to Exhibit 99.2 of Lakeland Industries, Inc. Form 8-K filed January 15, 2010)

10.17	Amendment No. 1 to TD Bank loan (filed herein)

10.18	Amendment No. 2 to TD Bank loan (incorporated by reference to Exhibit 99.1 of Lakeland Industries, Inc. Form 8-K filed December 1, 2010)

10.19	Amendment No. 3 to TD Bank loan (incorporated by reference to Exhibit 99.2 of Lakeland Industries, Inc. Form 8-K filed June 29, 2011)

10.20	Amendment No. 4 to TD Bank loan (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed April 13, 2012)

10.21	Loan agreement between Lakeland Industries, Inc. and Bank Itau (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc. Form 8-K filed April 13, 2012)

10.22	Loan agreement between Lakeland Industries, Inc. and Bank Itau (incorporated by reference to Exhibit 10.3 of Lakeland Industries, Inc. Form 8-K filed April 13, 2012)

14.1	Amendment to the Lakeland Industries, Inc. Code of Ethics, dated February 6, 2012 (filed herein)

21.1	Subsidiaries of Lakeland Industries, Inc. (wholly owned):

Lakeland Protective Wear, Inc.
Lakeland Protective Real Estate
Laidlaw, Adams & Peck, Inc. and Subsidiary (Weifang Meiyang Protective Products Co., Ltd.)
Weifang Lakeland Safety Products Co., Ltd.
QingDao Lakeland Protective Products Co., Ltd.
Lakeland Brazil, S.A.
Lakeland Glove and Safety Apparel Private Ltd.
Industrias Lakeland S.A. de C.V.
Lakeland Industries Europe Ltd.
Weifang Meiyang Protective Products Co., Ltd
Lakeland (Beijing) Safety Products, Co., Ltd.
Lakeland Industries, Inc. Agencia en Chile
Lakeland Argentina, SRL
Art Prom, LLC
RussIndProtection, Ltd.
Lakeland (Hong Kong) Trading Co., Ltd.

Exhibit	Description

23.1	Consent of Warren Averett, LLC, Independent Registered Public Accounting Firm

31.1	Certification of Christopher J. Ryan, Chief Executive Officer, President and Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Gary Pokrassa, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Christopher J. Ryan, Chief Executive Officer, President and Secretary, pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Gary Pokrassa, Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________SIGNATURES_________________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    April 18, 2012

LAKELAND INDUSTRIES, INC.

By:	/ s / Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Stephen M. Bachelder	Chairman of the Board	April 18, 2012
Stephen M. Bachelder

/s/ Christopher J. Ryan	Chief Executive Officer, President,	April 18, 2012
Christopher J. Ryan	Secretary and Director

/s/ Gary Pokrassa	Chief Financial Officer	April 18, 2012
Gary Pokrassa

/s/ Eric O. Hallman	Director	April 18, 2012
Eric O. Hallman

/s/ John J. Collins, Jr.	Director	April 18, 2012
John J. Collins, Jr.

/s/ John Kreft	Director	April 18, 2012
John Kreft

/s/ Duane W. Albro	Director	April 18, 2012
Duane W. Albro

/s/ Thomas McAteer	Director	April 18, 2012
Thomas McAteer

