Form 10-Q
period 2012-04-30
LAKELAND INDUSTRIES INC
filed 2012-06-14
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 12, 2012

Common Stock, $0.01 par value per share	5,225,478 shares

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:

		Page
Item 1.	Financial Statements:

	Introduction	3

	Condensed Consolidated Statements of Operations
	Three Months Ended April 30, 2012 and 2011	5

	Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended April 30, 2012 and 2011	6

	Condensed Consolidated Balance Sheets
	April 30, 2012 and January 31, 2012	7

	Condensed Consolidated Statement of Stockholders' Equity
	Three Months Ended April 30, 2012	8

	Condensed Consolidated Statement of Cash Flows
	Three Months Ended April 30, 2012 and 2011	9

Notes to Condensed Consolidated Financial Statements		10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
	of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	30

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	31

Item 3.	Defaults Upon Senior Securities	32

Item 6.	Exhibits	32

Signature Pages		32

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

Introduction

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain certain forward-looking statements. When used in this Form 10-Q or in any other presentation, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “project” and similar expressions, are intended to identify forward-looking statements. They also include statements containing a projection of sales, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

The forward-looking statements in this Form 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	The effect of the recent approximate $10 million adverse Brazilian arbitration award;
•	Our ability to obtain fabrics and components from suppliers and manufacturers at competitive prices or prices that vary from quarter to quarter;
•	Risks associated with our international manufacturing and start-up sales operations;
•	Potential fluctuations in foreign currency exchange rates;
•	Our ability to respond to rapid technological change;
•	Our ability to identify and complete acquisitions or future expansion;
•	Our ability to manage our growth;
•	Our ability to recruit and retain skilled employees, including our senior management;
•	Our ability to accurately estimate customer demand;
•	Competition from other companies, including some with greater resources;
•	Risks associated with sales to foreign buyers;
•	Restrictions on our financial and operating flexibility as a result of covenants in our credit facilities;
•	Our ability to obtain additional funding to expand or operate our business as planned;
•	The impact of potential product liability claims;
•	Liabilities under environmental laws and regulations;
•	Fluctuations in the price of our common stock;
•	Variations in our quarterly results of operations;
•	The cost of compliance with the Sarbanes-Oxley Act of 2002 and rules and regulations relating to corporate governance and public disclosure;
•	The significant influence of our directors and executive officers on our Company and on matters subject to a vote of our stockholders;
•	The impact of a decline in federal funding for preparations for terrorist incidents;
•	The limited liquidity of our common stock;
•	The other factors referenced in this Form 10-Q, including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2012 Form 10-K.

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

Three months ended April 30, 2012 and 2011

	THREE MONTHS ENDED
	April 30,
	2012	2011
Net sales from continuing operations	$23,980,711	$25,584,829
Cost of goods sold from continuing operations	16,669,351	17,322,690
Gross profit from continuing operations	7,311,360	8,262,139
Operating expenses from continuing operations	7,286,423	6,685,703
Operating profit from continuing operations	24,937	1,576,436
Foreign Exchange charge gain (loss) Brazil	(315,787)	220,767
Arbitration judgment in Brazil	(10,000,000)	—
Other income, net	59,374	49,477
Interest expense	(236,392)	(118,381)
(Loss) income from continuing operations before income taxes	(10,467,868)	1,728,299
Provision (benefit) for income taxes	(346,402)	407,749
(Loss) income from continuing operations	(10,121,466)	1,320,550
Discontinued operations:
Loss from operations of discontinued India glove manufacturing facility	—	(245,561)
Income tax benefit	—	(88,402)
Loss on discontinued operations	—	(157,159)
Net Income (loss)	$(10,121,466)	$1,163,391
Earnings (loss) per share - Basic
(Loss) income from continuing operations	$(1.94)	$0.25
Discontinued operations	—	$(0.03)
Net income (loss)	$(1.94)	$0.22
Earnings (loss) per share - Diluted
(Loss) income from continuing operations	$(1.94)	$0.25
Discontinued operations	—	$(0.03)
(Loss) net income	$(1.94)	$0.22
Weighted average common shares outstanding:
Basic	5,225,478	5,222,639
Diluted	5,225,478	5,334,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three months ended April 30, 2012 and 2011

	Three Months Ended
	April 30,
	2012	2011
Net income (loss)	$(10,121,466)	$1,163,391
Other comprehensive income (loss):
Cash flow hedge in China	(103,770)	55,981
Foreign currency translation adjustments:
Lakeland Brazil, S.A.	(1,815,272)	1,121,086
Canada	5,533	32,218
United Kingdom	21,855	160,724
China	9,605	15,328
Russia/Kazakhstan	(8,869)	11,952
Other comprehensive income (loss)	(1,890,918)	1,397,289
Comprehensive income (loss)	$(12,012,384)	$2,560,680

 The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

April 30, 2012 and January 31, 2012

	April 30, 2012	January 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,695,004	$5,711,038
Accounts receivable, net of allowance for doubtful accounts of $274,600
at April 30, 2012 and $270,200 at January 31, 2012	16,188,680	12,576,362
Inventories, net of reserves of $1,736,000 at April 30, 2012 and $1,601,000 at January 31, 2012	42,318,674	45,668,355
Deferred income taxes	4,322,710	3,987,671
Assets of discontinued operation in India	2,003,649	1,998,570
Prepaid income and VAT tax	2,125,897	1,772,806
Other current assets	2,046,753	1,993,151
Total current assets	73,701,367	73,707,953
Property and equipment, net	13,824,167	13,914,826
Prepaid VAT and other taxes, noncurrent	2,480,035	2,791,107
Security deposits	1,470,641	1,330,679
Intangibles and other assets, net	4,226,385	4,527,335
Goodwill	5,794,154	6,132,954
Total assets	$101,496,749	$102,404,854
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,002,025	$4,600,437
Accrued compensation and benefits	1,897,472	1,304,818
Other accrued expenses	1,579,568	1,584,894
Arbitration Award in Brazil	10,000,000	—
Liabilities of discontinued operation in India	43,340	64,780
Current maturity of long-term debt and short-term borrowing	8,592,891	1,898,259
Borrowings under revolving credit facility	6,742,303	—
Total current liabilities	34,857,599	9,453,188
Borrowings under revolving credit facility	—	11,457,807
Other long-term debt	1,850,868	4,814,682
Other liabilities-accrued legal fees in Brazil	89,767	99,367
VAT taxes payable long-term	3,312,651	3,312,953
Total liabilities	40,110,885	29,137,997
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $.01 par; authorized 1,500,000 shares
(none issued)	—	—
Common stock, $.01 par; authorized 10,000,000 shares, issued, 5,581,919; outstanding, 5,225,478 at January 31, 2012 and April 30, 2012,	55,819	55,819
Treasury stock, at cost, 356,441 shares at April 30, 2012 and at January 31, 2012	(3,352,291)	(3,352,291)
Additional paid-in capital	50,903,985	50,772,594
Retained earnings	15,694,758	25,816,224
Accumulated other comprehensive loss	(1,916,407)	(25,489)
Total stockholders' equity	61,385,864	73,266,857
Total liabilities and stockholders’ equity	$101,496,749	$102,404,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

Three months ended April 30, 2012

							Accumulated
					Additional		Other
					Paid-in	Retained	Comprehensive
	Common Stock		Treasury Stock		Capital	Earnings	Income	Total
	Shares	Amount	Shares	Amount
Balance, January 31, 2012	5,581,919	$55,819	(356,441)	$(3,352,291)	$50,772,594	$25,816,224	$(25,489)	$73,266,857
Net loss	—	—	—	—	—	(10,121,466)	—	(10,121,466)
Other comprehensive income (loss)	—	—	—	—	—	—	(1,890,918)	(1,890,918)
Stock-based compensation:
Restricted Stock Plan 2009	—	—	—	—	131,391	—	—	131,391
Balance April 30, 2012	5,581,919	$55,819	(356,441)	$(3,352,291)	$50,903,985	$15,694,758	$(1,916,407)	$61,385,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three months ended April 30, 2012 and 2011

	For the Three Months Ended April 30,
		As restated
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(10,121,466)	$1,163,391
Adjustments to reconcile net income (loss) to net cash used in operating activities
Arbitration award in Brazil	10,000,000	—
Provision for inventory obsolescence	135,000	(116,000)
Provision for doubtful accounts	5,000	9,600
Deferred income taxes	(462,191)	—
Depreciation and amortization	374,889	418,813
Stock based and restricted stock compensation	131,391	220,969
(Increase) decrease in operating assets
Accounts receivable	(3,967,092)	(1,894,713)
Inventories	2,382,174	(4,140,204)
Prepaid income taxes and other current assets	(647,500)	(129,927)
Other assets	(31,855)	645,518
Assets of discontinued operations	(5,079)	—
Increase (decrease) in operating liabilities
Accounts payable	1,833,037	1,090,083
Accrued expenses and other liabilities	727,890	(1,113,793)
Liabilities of discontinued operations	(21,440)	—
Net cash provided by (used in) operating activities	332,758	(3,846,263)
Cash flows from investing activities
Purchases of property and equipment	(364,185)	(578,508)
Net cash used in investing activities	(364,185)	(578,508)
Cash flows from financing activities
Net borrowings (payments) under credit agreement, net of reclassification to term loans	(1,715,504)	4,619,124
Repayments of term loans	(190,000)	—
Canada loan repayments	(125,012)	(25,012)
Proceeds of borrowings in Brazil	1,029,194	—
Purchases of stock under stock repurchase program	—	(339,371)
Other liabilities	(9,601)	6,570
Shares returned in lieu of taxes under restricted stock program-cash paid	—	12,365
Deferred taxes – long-term	(302)	1,899
Net cash provided by (used in) financing activities	(1,011,225)	4,275,575
Effect of exchange rate changes on cash	26,618	100,225
Net (decrease) increase in cash and cash equivalents	(1,016,034)	48,971
Cash and cash equivalents at beginning of year	5,711,038	6,074,505
Cash and cash equivalents at end of year	$4,695,004	$6,025,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

Certain reclassifications of prior period data have been made to conform to current period classification.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business

Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is the United States. No customer accounted for more than 10% of net sales during the three-month periods ended April 30, 2012 and 2011. One customer in Brazil accounted for 17.2% of the accounts receivable at April 30, 2012.

2.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the condensed consolidated financial information required therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2012.

The results of operations for the three-month period ended April 30, 2012, are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of prior period data have been made to conform to current period classification.

3.	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4.	Inventories

Inventories consist of the following:

	April 30, 2012	January 31, 2012

Raw materials	$19,100,595	$21,213,423
Work-in-process	1,879,908	1,790,510
Finished goods	21,338,171	22,664,422
	$42,318,674	$45,668,355

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or market.

5.	Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share are based on the weighted average number of common and common stock equivalents. The diluted earnings per share calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from their exercise, based on the average price during the period.

The following table sets forth the computation of basic and diluted earnings (loss) per share at April 30, 2012 and 2011.

	Three Months Ended
	April 30,
	2012	2011
Numerator
Net income (loss) from continuing operations	$(10,121,466)	$1,320,550
Denominator
Denominator for basic earnings per share
(weighted-average shares which reflect 356,441 and 352,194 shares in the treasury as a result of the stock repurchase program for the three months 2012 and 2011, respectively	5,225,478	5,222,639
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	—	111,526
Denominator for diluted earnings (loss) per share (adjusted weighted average shares)	5,225,478	5,334,165
Basic earnings (loss) per share from continuing operations	$(1.94)	$0.25
Diluted earnings (loss) per share from continuing operations	$(1.94)	$0.24

6.	Long-Term Debt and Subsequent Event

Revolving Credit Facility

At April 30, 2012, the balance outstanding under our revolving credit facility amounted to $6.7 million. In January 2010, the Company entered into a one-year $23.5 million revolving credit facility with TD Bank, N.A. In January 2011, TD Bank, N.A. agreed to a two-year extension to expire January 2013 and in June 2011, TD Bank, N.A. agreed to extend the term to June 2014 and add a $6.5 million term loan facility to be used to fund capital expansion in Brazil, Mexico and Argentina, as well as the ability to refinance existing debt in Canada. In April 2012, TD Bank, N.A. agreed to add a $3.0 million term loan facility to be used to refinance a portion of the revolver. Borrowings under this $9.5 million term loan facility are in the form of a five-year term loan, with maturity June 2014. As a result of the Arbitration Award issued against the Company in May 2012 (see Note 14), and other issues, one or more events of default have occurred under the TD Bank revolving credit facility and term loan facility including an event of default for failure to comply with the minimum EBITDA covenant, which would allow TD Bank, at its option, to accelerate the loan. As such this debt has been reclassified as a current liability. While TD Bank has not waived the events of default, we are in discussions with TD Bank about resolution of these matters, and we continue to otherwise operate within the terms of the credit agreement while we work out a resolution. However, no assurances can be given that we will be able to work out a satisfactory arrangement with TD Bank. The Company has engaged Raymond James & Associates, Inc. to assist the Board of Directors in its evaluation of a broad range of financial and strategic alternatives for the Company.

7.	Major Supplier

We purchased 10.2% of our raw materials from one supplier during the three-month period ended April 30, 2012.

8.	Employee Stock Compensation

There is one general equity plan, the 2009 equity plan, and a nonemployee director option plan under which shares may currently be granted. The 2009 plan has the structure and includes all of the components described below:

Nature and terms
Restricted Stock Plan - employees	Long-term incentive compensation-three-year plan. Employees are granted potential share awards at the beginning of the three-year cycle at baseline and maximum amounts. The level of award and final vesting is based on the Board of Director’s opinion as to the performance of the Company and management in the entire three year cycle. All vesting is three-year “cliff” vesting - there is no partial vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period.
Restricted Stock Plan – Directors	Long-term incentive compensation-three-year plan. Directors are granted potential share awards at the beginning of the three-year cycle at baseline and maximum amounts. The level of award and final vesting is based on the Board of Director’s opinion as to the performance of the Company and management in the entire three-year cycle. All vesting is three-year “cliff” vesting-there is no partial vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period.
Matching award program	All participating employees are eligible to receive one share of restricted stock awarded for each two shares of Lakeland stock purchased on the open market. Such restricted shares are subject to three-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period.
Bonus in stock program - employees	All participating employees are eligible to elect to receive any cash bonus in shares of restricted stock. Such restricted shares are subject to two-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the two-year period. Since the employee is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the grant date stock price.
Director fee in stock program	All directors are eligible to elect to receive any director fees in shares of restricted stock. Such restricted shares are subject to two- year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the two-year period. Since the director is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the grant date stock price.
Non-employee director stock option plan	The plan provides for an automatic one-time grant of options to purchase 5,000 shares of common stock to each nonemployee director newly elected or appointed. Options are granted at not less than fair market value, become exercisable commencing six months from the date of grant and expire six years from the date of grant. In addition, all nonemployee directors re-elected to the Company’s Board of Directors at any annual meeting of the stockholders will automatically be granted additional options to purchase 1,000 shares of common stock on that date.

The following table represents our stock options granted, exercised and forfeited during the first quarter ended April 30, 2012.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2012	18,200	$7.31	3.38 years	$10,230
Granted during the three months ended April 30, 2012	0	0	0	0
Outstanding at April 30, 2012	18,200	$7.31	3.14 years	$39,260
Exercisable at April 30, 2012	18,200	$7.31	3.14 years	$39,260
Reserved for future issuance:

Directors’ Plan	31,300

There were no exercises or forfeitures during the three-months ended April 30, 2012.

Restricted Stock Plan and Performance Equity Plan

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

Under the 2009 Equity Incentive Plan, the Company has granted up to a maximum of 228,709 restricted stock awards as of April 30, 2012. All of these restricted stock awards are nonvested at April 30, 2012 (173,689 shares at “baseline”), and have a weighted average grant date fair value of $8.08. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of April 30, 2012, unrecognized stock-based compensation expense related to restricted stock awards totaled $562,623, all under the 2009 Equity Incentive Plan, before income taxes, based on the maximum performance award level, less what has been charged to expense on a cumulative basis through April 30, 2012, which was set at baseline. Such unrecognized stock-based compensation expense related to restricted stock awards totaled $122,460 at the baseline performance level. The cost of these nonvested awards is expected to be recognized over a weighted-average period of three years. The Board has estimated its current performance level to be at the baseline level, and expenses have been recorded accordingly. The performance based awards are not considered stock equivalents for earnings per share (“EPS”) calculation purposes.

The Board of Directors has adopted a 2012 Stock Incentive Plan which is scheduled for stockholder vote at the Company’s upcoming Annual Meeting of Stockholders to be held on June 20, 2012.

Stock-Based Compensation

The Company recognized total stock-based compensation costs of $131,391 and $220,968 for the three-months ended April 30, 2012 and 2011, respectively, of which $0 and $3,486 result from the 2006 Equity Plan and $122,641 and $211,300 result from the 2009 Equity Plan for the three-months ended April 30, 2012 and 2011, respectively, and $8,750 and $6,182, respectively, from the Director Option Plan. These amounts are reflected in selling, general and administrative expenses. The total income tax benefit recognized for stock-based compensation arrangements was $47,301 and $80,653 for the three-months ended April 30, 2012 and 2011, respectively.

Shares under 2009 Plan	Outstanding unvested grants at maximum at beginning of FY13	Granted during FY13 through April 30, 2012	Becoming Vested during FY13 through April 30, 2012	Forfeited during FY13 through April 30, 2012	Outstanding unvested grants at maximum at April 30, 2013

Restricted stock grants - employees	129,536	—	—	—	129,536
Restricted stock grants - directors	63,184	—	—	—	63,184

Matching award program	3,500	—	—	—	3,500

Bonus in stock - employees	25,801	—	—	—	25,801

Retainer in stock - directors	5,572	1,116	—	—	6,688

Total restricted stock plan	227,593	1,116	—	—	228,709

Weighted average grant date fair value	$8.07	$10.45			$8.08

9.	Manufacturing Segment Data

Domestic and international sales are as follows in millions of dollars:

	Three Months Ended April 30,
	2012		2011
Domestic	$9.8	40.8%	$14.7	57.5%
International	14.2	59.2%	10.9	42.5%
Total	$24.0	100%	$25.6	100%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Decatur, Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products), Jerez, Mexico (primarily disposable, glove and chemical suit production), St. Joseph, Missouri (closed in April 2012 with most production being moved to Mexico and distribution to Alabama) and Sinking Spring, Pennsylvania (primarily woven products production). We also maintain three manufacturing companies in China (primarily disposable and chemical suit production) and a wovens manufacturing facility in Brazil. Our China and Brazil facilities produce the majority of the Company’s revenues. The accounting policies of these operating entities are the same as those described in Note 1. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in Canada, Europe, Latin America, India, Russia, Kazakhstan and China, which sell and distribute products shipped from the United States, Mexico, Brazil or China. The table below represents information about reported manufacturing segments for the periods noted therein:

	Three Months Ended April 30 (in millions of dollars)
	2012	2011
Net Sales from Continuing Operations:
USA	$10,594,143	$15,554,582
Other foreign	5,523,213	4,719,015
China	8,161,860	6,558,963
Brazil	5,190,760	4,055,732
Less intersegment sales	(5,489,265)	(5,305,463)
Consolidated sales	$23,980,711	$25,584,829
External Sales from Continuing Operations:
USA	$9,772,960	$14,700,787
Other foreign	5,056,186	4,211,232
China	3,960,805	2,617,078
Brazil	5,190,760	4,055,732
Consolidated external sales	$23,980,711	$25,584,829
Intersegment Sales from Continuing Operations:
USA	$821,183	$855,795
Other foreign	467,027	507,783
China	4,201,055	3,941,885
Brazil	—	—
Consolidated intersegment sales	$5,489,265	$5,305,463
Operating Profit (loss) from Continuing Operations:
USA	$(1,465,671)	$376,619
Other foreign	229,395	207,665
China	832,235	673,387
Brazil	374,550	(78,451)
Less intersegment profit	54,428	397,216
Consolidated operating profit	$24,937	$1,576,436
Depreciation and Amortization Expense from Continuing Operations:
USA	$139,121	$189,883
Other foreign	49,810	33,968
China	87,160	76,906
Brazil	98,798	118,056
Consolidated depreciation and amortization expense	$374,889	$418,813
Interest Expense from Continuing Operations:
USA	$100,021	$74,103
Other foreign	52,323	58,292
China	—	—
Brazil	233,952	42,773
Less intersegment	(149,904)	(56,787)
Consolidated interest expense	$236,392	$118,381
Income Tax Expense (benefits) from Continuing Operations:
USA	$(503,390)	$74,286
Other foreign	59,668	212,296
China	154,570	152,354
Brazil	(86,855)	(47,456)
Less intersegment	29,605	16,269
Consolidated income tax expense	$(346,402)	$407,749
Total Assets (at Balance Sheet Date):
USA	$32,842,326	$35,110,376
Other foreign	16,345,505	13,124,767
China	23,994,917	22,451,411
India assets of discontinued operations	266,048	3,669,601
Brazil	28,047,953	28,048,699
Consolidated assets	$101,496,749	$102,404,854
Long-lived Assets (at Balance Sheet Date)
USA	$5,260,097	$4,016,538
Other foreign	3,288,374	1,514,022
China	2,398,299	2,418,998
India	—	—
Brazil	2,877,397	3,146,771
Consolidated long-lived assets	$13,824,167	$11,096,329

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

There was no activity during FY12 or FY13, and the uncertain tax liability at April 30, 2012, was $0. The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense.

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

Our three major foreign tax jurisdictions are China, Canada and Brazil. According to China tax regulatory framework, there is no statute of limitation on fraud or any criminal activities to deceive tax authorities. However, the general practice is going back five years, and general practice for records maintenance is 15 years. China tax authorities have performed limited reviews on all China subsidiaries as of tax years 2008, 2009, 2010 and 2011 with no significant issues noted. We believe our tax positions are reasonably stated.

Lakeland Protective Wear, Inc., our Canadian subsidiary, follows Canada tax regulatory framework recording its tax expense and tax deferred assets or liabilities. As of this statement filing date, we believe the Company’s tax situation is reasonably stated, and we do not anticipate future tax liability.

The Company’s Brazilian subsidiary is currently under a tax audit, which raised some issues regarding the tax impact related to the merger held in 2008 and the resulting goodwill resulting from the structure which was set up at the Company's Brazilian counsel's suggestion. The Company has not received any formal communication from the authorities. There is no formal claim received, and there may not be such a claim in any case. However, this structure is relatively common in acquisitions of Brazilian operations made by non-Brazilian companies. In general, acquisitions with this structure have survived challenge by the taxing authorities in Brazil. The cumulative amount of tax benefits recognized on the Company’s books through April 30, 2012, resulting from the tax deduction of the goodwill amortization is approximately USD$850,000. This results from the goodwill on the Brazilian books which, for Brazilian tax purposes, is eligible for tax write-off over a five year period dating from November 2008.

11. Derivative Instruments and Foreign Currency Exposure

The Company has foreign currency exposure, principally through sales in Canada, Brazil, China, Argentina, Chile and the UK, and production in Brazil, Mexico and China. Management has commenced a derivative instrument program to partially offset this risk by purchasing forward contracts to sell the Canadian Dollar, the Chilean Peso, the Euro, the Great Britain Pound and the Argentina Peso other than the cash flow hedge discussed below. Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. Management has decided not to hedge its long position in the Chinese Yuan or the Brazilian Real. We designated the forward contracts as nonhedging instruments with loss and gain recognized in the current earnings. In the three-months ended April 30, 2012, the Company sustained a loss on foreign exchange in Brazil of $(315,787) or $(0.05) per share included in net income from continuing operations. In the three months ended April 30, 2011, the Company recorded a gain on foreign exchange in Brazil of $220,767 or $0.04 per share included in net income from continuing operations.

The Company accounts for its foreign exchange derivative instruments as either assets or liabilities at fair value, which may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments.

Currently, we have two types of derivatives to manage the risk of foreign currency fluctuations. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contracts derivatives not designated as hedging instruments are generally settled quarterly. Gain and loss on forward contracts are included in current earnings. We also enter cash flow hedge contracts with financial institutions to manage our currency exposure on future cash payments denominated in foreign currencies. The effective portion of gain or loss on cash flow hedge is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. Our hedge positions are summarized below:

Fair Value of Derivative Instruments

Derivatives not designated as hedging instruments

Foreign Exchange Forward Contracts

	Three Months Ended
	April 30, 2012	April 30, 2011
Notional Value in USD	$2,503,770	$2,871,547
Gain and loss reported in current operating income (expense)	$(57,261)	$(186,230)

There is no outstanding balance from foreign exchange forward contracts as of April 30, 2012 or April 30, 2011

Derivatives designated as hedging instruments

Asset Derivative from Foreign Currency Cash Flow Hedge

	As of April 30, 2012	As of January 31, 2012

Notional value in USD	$8,700,000	$6,904,150
Gain and loss reported in equity as other comprehensive income	$19,544	$123,313

Effect of Derivative on Income Statement from Foreign Currency Cash Flow Hedge

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2012

Gain reclassed from other comprehensive income into current earnings during three months ended April 30, 2012 reported in operating income	$22,329	$—

The cash flow hedge is designed to hedge the payments made in USD and Euro to our China subsidiaries. $19,544 and $123,313 have been recorded as other assets in the balance sheet for FY13 and FY12 ended April 30, respectively.

12. VAT Tax Issue in Brazil

Asserted Claims

VAT tax in Brazil is at the state level. We commenced operations in Brazil in May 2008 through an acquisition of Qualytextil (“QT”). At the time of the acquisition, and going back to 2004, the acquired company used a port facility in a neighboring state (Recife Pernambuco), rather than its own, in order to take advantage of incentives, in the form of a discounted VAT tax, to use such neighboring port facility. We continued this practice until April 2009. The practice was stopped largely for economic reasons, resulting from additional trucking costs and longer lead time. The Bahia state auditors (state of domicile for the Lakeland operations in Brazil) initially reviewed the period from 2004-2006 and filed a claim for unpaid VAT taxes in October 2009. The claim asserted that the state VAT taxes are owed to the state of domicile of the ultimate importer/user and disregarded the fact that the VAT taxes had already been paid to the neighboring state.

In October 2009, QT received an audit notice from Bahia claiming the taxes paid to Recife/Pernambuco should have been paid to Bahia in the amount of R$4.8 million and assessed fines and interest of an additional R$5.6 million for a total of R$10.4 million (approximately US$3.0 million, $3.5 million and $6.5 million, respectively).

Bahia had announced an amnesty for this tax whereby the taxes claimed were paid by QT by the end of the month of May 2010, and the interest and penalties were forgiven. According to fiscal regulation of Brazil, $R2.1 million (US$1.1 million) of this amnesty payment has since been recouped as credits against future taxes due.

Set forth below are the total amounts of potential tax liability from both the first and second claims, the amount of payments already made into amnesty or scheduled for future payment, which are not eligible for future credit (essentially the discount allowed as an incentive by the neighboring state), less the amount of VAT taxes actually paid which are available as a credit and the amounts of the escrow released by one of the three sellers of the Brazilian company acquired by the Company. The foregoing forms the basis for the US $1.6 million charge to expense recorded by Lakeland in the first quarter of fiscal 2011.

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

Amounts from Preacquisition Period; Escrow

The initially asserted tax claims of R$4.8 million (R$10.4 million with penalty and interest) (US$3.0 million and $6.5 million, respectively) all relate to imports during the period 2004-2006, prior to the QT acquisition by the Company in May 2008. At the closing, there were several escrow funds established to protect the Company from contingencies as discussed herein. One seller has released, to the Company, his escrow with a balance of R$1.0 (US$0.6) million as an indemnification payment for this claim. Lakeland has filed a claim against the remaining funds in escrow. The remaining funds in escrow have a total current balance of R$2.1 (US$1.3) million. The pending arbitration decision will tentatively release 10% to the sellers (see Note 14).

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

Lakeland intends to apply for amnesty and make any necessary payments upon the forthcoming amnesty periods imposed by the local Brazilian authorities. Of this R$6.2 (US$3.9) million exposure, R$3.4 (US$2.1) million is eligible for future credit. The R$2.8 (US$1.7) million balances in respect of fines and penalties is subject to indemnification from the Seller of QT to the Company, and the Company has pursued this claim through an arbitration proceeding which is in progress, but pending a decision. Also, included in the $0.3 million referenced above, there is $0.1 million our attorney informs us is a mistake made by the state auditor, which he believes will be successfully defended.

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

(1)  Our attorney informs us that based on the slow progress so far in the administrative proceedings for the 2007-2009 claim, they believe it is now more likely than not that the next amnesty will arrive prior to the need to pay the R$11.1 judicial deposit. Therefore, the most likely cash flow outlook in management’s opinion is as follows:

R$3.1 (US$1.9) million 2004-2006 Judicial deposit	Quarter Three Fiscal year 2013 (around Sept/2012)
R$6.2 (US$3.9) million 2007-2009 claim into amnesty	From Quarter Three Fiscal year 2013 to Quarter Four Fiscal Year 2013

Further, management believes it will be able to satisfy the R$3.1 (US$1.9) million judicial deposits by pledging real estate owned rather than paying cash.

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

Possible Recourse Actions

The Company’s counsel has reviewed potential actions against sellers under indemnification proceedings, including possible claims on postacquisition exposure resulting from misrepresentations. The results of the arbitration proceedings against two of the selling stockholders are described in Note 14. The award referred to in Note 14 left 90% of the funds in escrow. The Company is also evaluating potential action for recourse against other parties involved in the original transactions.

In the event that the Company receives the remaining funds from escrow, this will be recorded as a gain at such time. Any further indemnifications from the sellers and potential other parties will also be recorded as a gain at such time as received.

The Company may still assert indemnification rights under its Share Purchase Agreement with the sellers and may have other legal avenues for recoupment of these monies against both the sellers and will in the future against negligent third parties. Such recoupment, if successful, will be reported as profits over future periods when and if collected.

Balance Sheet Treatment

The Company has reflected the above items on its April 30, 2012, balance sheet as follows:

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

14. Brazil Management and Share Purchase Agreement – Arbitration and subsequent event

Lakeland Industries, Inc. and its wholly-owned subsidiary, Lakeland Brasil S.A. (“Lakeland Brasil” and together with Lakeland Industries, Inc., the “Company”) are parties to an arbitration proceeding in Brazil involving the Company and two former officers (the “former officers”) of Lakeland Brasil.  On May 8, 2012, the Company received notice of an arbitral award in favor of the former officers as described below.  On May 12, 2012, the Company filed a request for clarification of the award that may result in a modification of the award. The award will not be final until the motion for clarification is decided, after which the Company may still file a lawsuit to set aside the award in a State Civil Court in Brazil.  The filing of the motion for clarification will stay enforcement of the award.  Given the difficulty in modifying or setting aside arbitration awards, there can be no assurance that the Company will be successful in achieving any significant modifications to the arbitration award or to have it set aside.

The arbitration proceeding arose out of the acquisition by the Company in 2008 of Qualytextil, S.A., a company of which the former officers were owners.  In connection with the acquisition, the Company entered into management agreements with the former officers and agreed to pay the former officers a supplemental purchase price payment (“SPP”), calculated based upon the 2010 EBITDA of the acquired company, subject to a cap (the “Maximum SPP”). Based upon actual results for 2010 as contractually specified, the Company determined that no SPP would be payable.  Contractual provisions further provided for the former officers to be paid the Maximum SPP in the event that either of them were terminated by the Company without cause even if a SPP would not otherwise be payable. In May 2010, the Company terminated the former officers for cause.

In the arbitration proceeding, the former officers sought a determination that they were terminated by the Company without cause and, therefore, entitled to be paid their portion of the Maximum SPP and the monthly remuneration that they would have been paid from the date of termination through the end of their contractual employment period on December 31, 2011. On May 8, 2012, the Company received the arbitration decision which accepted the former officers’ requests to declare that their employments were terminated without cause and determined that, among other things, the non-compete clauses of each of the stock purchase agreement and management agreements were null and non-applicable. The Company was ordered to pay to the former officers damages representing their portion of the Maximum SPP in the aggregate amount of R$18,037,500 (approximately US$9 million at current exchange rates) and monthly remuneration from the date of termination through December 31, 2011, which the Company estimates at an aggregate amount of R$1,150,000 (US$580,000). The arbitration panel further ordered that the Company pay the former officers approximately R$450,000 (US$226,000) from an escrow account established in connection with the acquisition and the Company is responsible for payment of 85% of the costs and arbitrators’ fees associated with the arbitration.

The Company estimates it is probable this decision will be upheld and has therefore accrued $10,000,000 to the account for the judgment ($1.91 per share). As a result, an event of default has occurred under the Company’s loan and security agreement with TD Bank (the “Loan Agreement”), for failure to comply with the financial covenants under the Loan Agreement and TD Bank, at its option, may accelerate the loan. There is currently approximately $14,789,000 outstanding under the Loan Agreement. In addition, depending upon future events, the Company may be required to write-off goodwill associated with its Brazilian operations.

The Company strongly believes that the arbitration decision is inconsistent with the underlying facts.  The Company has worked with, and relied upon the advice of, leading law firms in Brazil since the acquisition in 2008, including with respect to the preparation and negotiation of the management agreements and the non-compete clauses contained therein, the determination that certain actions of the former officers constituted cause allowing for their termination of employment, and its determination to institute an arbitration proceeding against the former officers. The Company is continuing to work with counsel to determine and evaluate its options, in addition to those as described above.

The Company further believes that its available resources, together with additional outside funding through debt or equity financings or asset sales, will enable it to satisfy any potential award adverse to the Company and continue its operations on a viable basis.

The legal and arbitration fees are being charged to expense as incurred.

15. Goodwill

The changes in the carrying amount of goodwill during fiscal year 2012 are summarized in the following:

	USA	Brazil	Total
Balance as of January 31, 2012	$871,296	$5,261,658	$6,132,954
During fiscal year 2013 through April 30, 2012
Effect of foreign currency translation	-	(338,800)	(338,800)
Balance as of April 30, 2012	$871,296	$4,922,858	$5,794,154

16. Recent Accounting Pronouncements

In June 2011, the FASB issued amendments to the presentation of comprehensive income, which became effective for interim and annual periods beginning after December 15, 2011. The amendments eliminated the current previous reporting option of displaying components of other comprehensive income within the statement of changes in stockholders’ equity. Under the new guidance, the Company will be required to present either a single continuous statement of comprehensive income or an income statement immediately followed by a statement of comprehensive income. In addition, the amendment requires the reclassification adjustments from other comprehensive income to net income be shown on the face of the financial statements, however the FASB has postponed the implementation regarding the reclassification indefinitely.

17. Discontinued Operations in India

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

Prior year financial statements for the three months ended October 31, 2010, have been restated to present the operations of the India glove manufacturing subsidiary as a discontinued operation.

In conjunction with the discontinuance of operations in FY12, the Company recognized a pretax loss on disposal of $1.7 million, primarily consisting of $0.9 million in fixed asset write-downs, $0.4 million in inventory write-downs and $0.1 million in professional fees relating to the sale and $0.3 million in shutdown expenses. The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations in India” and “Liabilities of discontinued operations in India,” respectively, in the accompanying Balance Sheets at April 30, 2012 and January 31, 2012, and consist of the following:

	April 30, 2012	January 31, 2012
Cash	$233,312	$230,502
Accounts receivable	—	6,772
Inventory	217,037	200,000
Other current asset	23,368	27,262
Property and equipment	1,529,933	1,534,034
Total assets of discontinued operations	2,003,649	1,998,570
Liabilities of discontinued operations:
Accounts payable	2,892	5,715
Other liabilities	40,448	59,065
Total liabilities of discontinued operations	43,340	64,780

Net assets of discontinued operations	$1,960,309	$1,933,790

The following table illustrates the reporting of the discontinued operations reclassified on the face of the Statements of Operations for the three months ended April 30, 2012 and 2011:

	Three Months Ended April 30,
	2012	2011
Net sales	—	$168,027
Cost of goods sold	—	363,884
Gross profit (loss)	—	(195,857)
Operating expense	—	44,780
Operating loss	—	(240,637)
Shutdown expense accrual	—	(4,924)
Loss from discontinued operations before income taxes	—	(245,561)
Benefit from income taxes from discontinued operations	—	(88,402)
Net loss from discontinued operations		$(157,159)

The above amounts presented for the previous fiscal year have been reclassified to conform to the current presentation.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and disclosure of contingent assets and liabilities. We base estimates on our past experience and on various other assumptions that we believe to be reasonable under the circumstances, and we periodically evaluate these estimates.

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

Uncertain Tax Positions. The Company adopted the guidance for uncertainly in income taxes effective February 1, 2007. This guidance prescribes recognition thresholds that must be met before a tax benefit is recognized in the financial statements and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under this guidance, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold.

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

Foreign Currency Risks. The functional currency for the Brazil operation is the Brazil Real; the United Kingdom, The Euro, the trading company in China, the RenminBi; the Canada Real Estate, the Canadian dollar, and the Russia operation, the Russian Ruble and Kazakhstan Tenge. All other operations have the U.S. dollar as its functional currency.

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

 Significant Balance Sheet Fluctuation April 30, 2012, As Compared to January 31, 2012

Cash decreased by $1.0 million as borrowings under the revolving credit facility decreased by $4.7 million at April 30, 2012, partially offset by a new term loan of $3.0 million. Accounts receivables increased $3.6 million, primarily due to the increase of sales in the three months ended April 30, 2012 in Brazil of $2.4 million or 89% from the three months ended January 31, 2012. Inventory decreased by $3.3 million, including the $2.9 million of which decrease was in the U.S. with $1.1 million reduction in our disposables and $0.7 in chemical, as we changed our inventory mix to Lakeland branded products only. Our wovens division inventory decreased $0.7 million as a planned reduction as we physically moved this division from Missouri to Alabama. Other expenses increased $10.0 million due to the recording of the arbitration award in Brazil discussed in Note 14.

At April 30, 2012, the Company had an outstanding loan balance of $6.7 million under its revolving facility with TD Bank, N.A. compared with $11.5 million at January 2012 after reflecting a new $3 million term loan. Total stockholders’ equity decreased $11.9 million principally due to the arbitration award in Brazil and changes in foreign exchange translations in other comprehensive income of $1.9 million.

Three months ended April 30, 2012, As Compared to the Three Months Ended April 30, 2011

Net Sales. Net sales from continuing operations decreased $1.6 million, or 6.2%, to $24.0 million for the three months ended April 30, 2012, from $25.6 million for the three months ended April 30, 2011. The net decrease was due to a $5.0 million decrease in domestic sales, as a result of the DuPont license termination, partially offset by an increase of $3.4 million in foreign sales. Domestic sales in China and to the Asia Pacific Rim remain strong. UK sales increased by $0.5 million, or 28%. Chile and Argentina combined sales increased by 86%. US domestic sales of disposables decreased by $4.8 million and glove sales increased by $0.3 million. Sales in Brazil increased by $1.1 million, an increase of 28%, as a result of several large bid orders shipped in the first quarter this year.

Gross Profit. Gross profit from continuing operations decreased $0.9 million, or 11.5%, to $7.3 million for the three months ended April 30, 2012, from $8.3 million for the three months ended April 30, 2011. Gross profit as a percentage of net sales decreased to 30.5% for the three months ended April 30, 2012, from 32.3% for the three months ended April 30, 2011. Major factors driving the changes in gross margins were:

•	Wovens gross margin decreased by 27 percentage points in FY13 compared with FY12. This decrease was mainly due to inventory write-downs resulting from the closing of the Missouri plant disruptions, inefficiencies and a shortage following the move
•	Brazil gross margin was 44.1% for this year compared with 39.3% last year resulting from higher volume from large bid orders and the reinstatement of an incentive from the Bahia state government.
•	Reflective margins were lower than the prior year mainly due to higher volume in the prior year largely resulting from a contract with a large utility.
•	Changes in the mix of foreign vs. domestic. Foreign sales tend to have much higher margins than U.S. sales.
•	Lower margins in Chemical sales reflecting different sales mix

Operating Expenses. Operating expenses from continuing operations increased $0.6 million, or 9.0%, to $7.3 million for the three months ended April 30, 2012, from $6.7 million for the three months ended April 30, 2011. As a percentage of sales, operating expenses increased to 30.4% for the three months ended April 30, 2012 from 26.1% for the three months ended April 30, 2011. The $0.6 million increase in operating expenses in the three months ended April 30, 2012, as compared to the three months ended April 30, 2011, was comprised of:

$0.5	million increase in sales commission mainly resulting from large bid contracts in Brazil
$0.3	million increase in sales salaries, sales travel and trade shows resulting from new hires in the US
$(0.1)	million decrease in medical benefits resulting from better experience in our self-insured plan
$(0.1)	million decrease in administration payroll salaries resulting from staff reductions

Operating profit. Operating profit from continuing operations decreased $1.6 million for the three months ended April 30, 2012, from $1.6 million for the three months ended April 30, 2011. Operating margins were breakeven for the three months ended April 30, 2012, compared to 6.2% for the three months ended April 30, 2011.

Interest Expenses. Interest expenses from continuing operations increased by $0.1 million for the three months ended April 30, 2012, as compared to the three months ended April 30, 2011, due to higher borrowing levels outstanding, and by higher rates prevailing in Brazil.

Income Tax Expense. Income tax expenses from continuing operations consist of federal, state and foreign income taxes. Income tax benefits increased $0.7 million to $0.3 million for the three months ended April 30, 2012, from an expense of $0.4 million for the three months ended April 30, 2011. Our effective tax rates were (3.3%) for Q1FY13 and 23.2% for Q1FY12. Our effective tax rate for Q1FY12 was due to goodwill write-offs in Brazil and tax benefits from India resulting from “check the box” in the US. For Q1FY13, our effective tax rate varied from the 34% federal statutory rate primarily due to the $10,000,000 Arbitral award in Brazil with no tax benefit, goodwill write-offs in Brazil and tax benefits from US losses at a rate higher than profits mainly in China were taxed.

 Net Income (Loss). Net income from continuing operations decreased $11.5 million to a loss of $(10.1) million for the three months ended April 30, 2012, from a profit of $1.3 million for the three months ended April 30, 2011. The decrease in net income primarily resulted from the $10,000,000 Arbitral Award in Brazil and loss in volume in the US resulting from the DuPont termination.

Liquidity and Capital Resources

Cash Flows. As of April 30, 2012, we had cash and cash equivalents of $4.7 million and working capital of $38.8 million. Cash and cash equivalents decreased $1.0 million, and working capital decreased $25.5 million from January 31, 2012, mainly resulting from reclassifying all TD Bank debt as current and the arbitration accrual. Our primary sources of funds for conducting our business activities have been cash flow provided by operations and borrowings under our credit facilities described below. We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures.

Net cash provided by operating activities of $0.3 million for the three months ended April 30, 2012, was due primarily to net loss from operations of $10.2 million, offset by a provision in inventories of $3.3 million and an increase in accounts receivable of $3.6 million, and a liability of $10 million for the Brazil Arbitration award. Net cash used in investing activities of $0.4 million in the three months ended April 30, 2012, was due to the completion of the expansion in Mexico.

We currently have one revolving credit facility with TD Bank of which $6.7 million of borrowings were outstanding as of April 30, 2012. Our revolving credit and term loan facility with TD Bank (the “loan facility”) require~~s~~ that we comply with specified financial covenants relating to fixed charge ratio, funded debt to EBIDTA coverage and inventory and accounts receivable collateral coverage ratios. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business.  Default under our loan facility would allow TD Bank to declare all amounts outstanding to be immediately due and payable. Our lender has a security interest in substantially all of our assets to secure the debt under our loan facility. As reflected in our financial statements for the period ended April 30, 2012, we were in default with covenants contained in our loan facility resulting from the Arbitration award in Brazil. While we are in discussions with TD Bank about resolution of these matters, we continue to otherwise operate within the terms of the credit agreement while we work out a resolution. However, no assurances can be given that we will be able to work out a satisfactory arrangement with TD Bank. The Company has engaged Raymond James & Associates, Inc. to assist the Board of Directors in its evaluation of a broad range of financial and strategic alternatives for the Company.

We believe that we have available resources, including $4.7 million in cash and additional cash flows from operations, together with additional outside funding through debt or equity financings or asset sales, which will enable us to satisfy the $10 million arbitration award and enable us to meet out currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

Capital Expenditures. Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment and leasehold improvements. Our facilities in China are not encumbered by commercial bank mortgages and, thus, Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. We expect our capital expenditures for the remainder of FY13 to be approximately $1.0 million to purchase our capital equipment which primarily consists of computer equipment and apparel manufacturing equipment.

Foreign Currency Exposure. The Company has foreign currency exposure, principally through its investment in Brazil, sales in China, Canada and the UK and production in Mexico and China. Management has commenced a hedging program to offset this risk by purchasing forward contracts to sell the Canadian Dollar, Chilean Peso, Euro and Great Britain Pound. Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. Management has decided not to hedge its long position in the Chinese Yuan or Brazilian Real. We have begun in Q1 FY12 a cash flow hedging program in China hedging Euros against the Chinese Yuan relating to production from China sold to the UK and in Q3 FY12, we started to hedge USD against China Yuan for USD sales from China.

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

There have been no significant changes in market risk from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Item 4.	Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30, 2012. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2012.

Changes in Internal Control over Financial Reporting

There has been no changes in Lakeland Industries, Inc.’s internal control over financial reporting that occurred during Lakeland’s first quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and its wholly-owned subsidiary, Lakeland Brasil S.A. (“Lakeland Brasil” and together with Lakeland Industries, Inc., the “Company”) are parties to an arbitration proceeding in Brazil involving the Company and two former officers (the “former officers”) of Lakeland Brasil.  On May 8, 2012, the Company received notice of an arbitral award in favor of the former officers. Subsequently, on May 14, 2012 the Company filed a request for clarification of the award that may result in a modification of the award. The award will not be final until the motion for clarification is decided, after which the Company may still file a lawsuit to set aside the award in a State Civil Court in Brazil.  The filing of the motion for clarification will stay enforcement of the award.  Given the difficulty in modifying or setting aside arbitration awards, there can be no assurance that the Company will be successful in achieving any significant modifications to the arbitration award or to have it set aside.

The arbitration proceeding arose out of the acquisition by the Company in 2008 of Qualytextil, S.A., a company of which the former officers were owners.  In connection with the acquisition, the Company entered into management agreements with the former officers and agreed to pay the former officers a supplemental purchase price payment (“SPP”), calculated based upon the 2010 EBITDA of the acquired company, subject to a cap (the “Maximum SPP”). Based upon actual results for 2010 as contractually specified, the Company determined that no SPP would be payable.  Contractual provisions further provided for the former officers to be paid the Maximum SPP in the event that either of them were terminated by the Company without cause even if a SPP would not otherwise be payable. In May 2010, the Company terminated the former officers for cause.

In the arbitration proceeding, the former officers sought a determination that they were terminated by the Company without cause and, therefore, entitled to be paid their portion of the Maximum SPP and the monthly remuneration that they would have been paid from the date of termination through the end of their contractual employment period on December 31, 2011. On May 8, 2012, the Company received the arbitration decision which accepted the former officers’ requests to declare that their employments were terminated without cause and determined that, among other things, the non-compete clauses of each of the stock purchase agreement and management agreements were null and non-applicable. The Company was ordered to pay to the former officers damages representing their portion of the Maximum SPP in the aggregate amount of R$18,037,500 (approximately US$9 million at current exchange rates) and monthly remuneration from the date of termination through December 31, 2011, which the Company estimates at an aggregate amount of R$1,150,000 (US$580,000). The arbitration panel further ordered that the Company pay the former officers approximately R$450,000 (US$226,000) from an escrow account established in connection with the acquisition and the Company is responsible for payment of 85% of the costs and arbitrators’ fees associated with the arbitration.

The Company strongly believes that the arbitration decision is inconsistent with the underlying facts.  The Company has worked with, and relied upon the advice of, leading law firms in Brazil since the acquisition in 2008, including with respect to the preparation and negotiation of the management agreements and the non-compete clauses contained therein, the determination that certain actions of the former officers constituted cause allowing for their termination of employment, and its determination to institute an arbitration proceeding against the former officers. The Company is continuing to work with counsel to determine and evaluate its options, in addition to those as described above.

Item 1A.	Risk Factors.

The following risk factor supplements the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2012:

If the Company is not successful in setting aside the arbitration decision against it in Brazil, the Company’s financial condition and results of operations would be materially impaired and its loan with TD Bank may become accelerated.

As further described under Part II, Item 1 “Legal Proceedings,” the Company and its wholly-owned subsidiary, Lakeland Brasil S.A. (“Lakeland Brasil” and together with Lakeland Industries, Inc., the “Company”) are parties to an arbitration proceeding in Brazil involving the Company and two former officers (the “former officers”) of Lakeland Brasil.  On May 8, 2012, the Company received notice of a substantial arbitral award in favor of the former officers and on May 14, 2012 the Company filed a request for clarification of the award that may result in a modification of the award.  The award will not be final until the motion for clarification is decided, after which the Company may still file a lawsuit to set aside the award in a State Civil Court in Brazil. The filing of the motion for clarification will stay enforcement of the award.

Although the Company strongly believes that the arbitration decision is inconsistent with the underlying facts, given the difficulty in modifying or setting aside arbitration awards, there can be no assurance that the Company will be successful in achieving any significant modifications to the arbitration award or to have it set aside. The Company does believe that its available resources, together with additional outside funding through debt or equity financings or asset sales, will enable it to satisfy any potential award adverse to the Company and continue its operations on a viable basis, however, no assurances can be given in this regard.

The Company estimates it is probable the arbitration award will be upheld and has therefore accrued $10,000,000 to the account for the judgment ($1.91 per share). As a result, one or more events of default have occurred under the Company’s loan and security agreement with TD Bank (the “Loan Agreement”) for failure to comply with the financial covenants under the Loan Agreement which would allow TD Bank, at its option, to accelerate the loan. There is currently approximately $14,789,000 outstanding under the Loan Agreement. While TD Bank has not waived the events of default, we are in discussions with TD Bank about resolution of these matters, and we continue to otherwise operate within the terms of the credit agreement while we work out a resolution. However, no assurances can be given that we will be able to work out a satisfactory arrangement with TD Bank. The Company has engaged Raymond James & Associates, Inc. to assist the Board of Directors in its evaluation of a broad range of financial and strategic alternatives for the Company.

Item 3.	Defaults Upon Senior Securities.

As a result of the arbitration, an event of default has occurred and is continuing under the Company’s Loan Agreement with TD Bank for failure of the Company to comply with the financial covenants under its Loan Agreement, as discussed above under the risk factor entitled “If the Company is not successful in setting aside the arbitration decision against it in Brazil, the Company’s financial condition and results of operations would be materially impaired and its loan with TD Bank may become accelerated.” TD Bank may, at its option, accelerate the loan. There is currently approximately $14,789,000 outstanding under the Loan Agreement. All scheduled payments of principal and interest under the Loan Agreement have been made.

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

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: June 14, 2012	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President and Secretary
(Principal Executive Officer and Authorized Signatory)

Date: June 14, 2012	/s/Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)

