Form 10-Q
period 2012-07-31
LAKELAND INDUSTRIES INC
filed 2012-09-13
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Nonaccelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 11, 2012
Common Stock, $0.01 par value per share	5,329,861 shares

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

		Page

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Introduction	3

	Condensed Consolidated Statements of Operations
	Three and Six Months Ended July 31, 2012 and 2011	5

	Condensed Consolidated Statements of Comprehensive Income
	Three and Six Months Ended July 31, 2012 and 2011	6

	Condensed Consolidated Balance Sheets
	July 31, 2012 and January 31, 2012	7

	Condensed Consolidated Statement of Stockholders' Equity
	Six Months Ended July 31, 2012	8

	Condensed Consolidated Statement of Cash Flows
	Six Months Ended July 31, 2012 and 2011	9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	34

Item 3.	Defaults Upon Senior Securities	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

Signature Pages		36

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

The forward-looking statements in this Form 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	The effect of the recent settlement of the Brazilian arbitration proceeding pursuant to which we are required to pay out approximately $8.5 million over six years;
•	Risks associated with our failure to be in compliance with certain covenants in our loan agreement with TD Bank;
•	Our ability to obtain fabrics and components from suppliers and manufacturers at competitive prices or prices that vary from quarter to quarter;
•	Risks associated with our international manufacturing and start-up sales operations;
•	Potential fluctuations in foreign currency exchange rates;
•	Our ability to respond to rapid technological change;
•	Our ability to identify and complete acquisitions or future expansion;
•	Our ability to manage our growth;
•	Our ability to recruit and retain skilled employees, including our senior management;
•	Our ability to accurately estimate customer demand;
•	Competition from other companies, including some with greater resources;
•	Risks associated with sales to foreign buyers;
•	Restrictions on our financial and operating flexibility as a result of covenants in our credit facilities;
•	Our ability to obtain additional funding to expand or operate our business as planned;
•	The impact of potential product liability claims;
•	Liabilities under environmental laws and regulations;
•	Fluctuations in the price of our common stock;
•	Variations in our quarterly results of operations;
•	The cost of compliance with the Sarbanes-Oxley Act of 2002 and rules and regulations relating to corporate governance and public disclosure;
•	The significant influence of our directors and executive officers on our Company and on matters subject to a vote of our stockholders;
•	The impact of a decline in federal funding for preparations for terrorist incidents;
•	The limited liquidity of our common stock;
•	The other factors referenced in this Form 10-Q, including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2012 Form 10-K, as modified in this Form 10-Q.

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

Three and six months ended July 31, 2012 and 2011

	THREE MONTHS ENDED		SIX MONTHS ENDED
	July 31,		July 31,
	2012	2011	2012	2011
Net sales from continuing operations	$23,499,324	$25,833,494	$47,480,035	$51,418,322
Cost of goods sold from continuing operations	16,368,100	18,034,941	33,037,451	35,357,630
Gross profit from continuing operations	7,131,224	7,798,553	14,442,584	16,060,692
Operating expenses from continuing operations	6,979,251	6,973,430	14,265,673	13,659,132
Operating profit from continuing operations	151,973	825,123	176,911	2,401,560
Foreign Exchange charge gain (loss) Brazil	(375,741)	28,083	(691,528)	248,850
Arbitration judgment in Brazil	2,126,153	—	(7,873,847)	—
Other income (loss), net	(26,385)	19,447	32,989	68,923
Interest expense	(259,453)	(140,251)	(495,846)	(258,632)
Income (loss) from continuing operations before income taxes	1,616,547	732,402	(8,851,321)	2,460,701
Provision (benefit) for income taxes	(27,283)	97,856	(373,684)	505,606
Income (loss) from continuing operations	1,643,830	634,546	(8,477,637)	1,955,095
Discontinued operations:
Loss from operations of discontinued India glove manufacturing facility	—	(79,293)	—	(324,854)
Provision (benefit) for income taxes	—	(28,545)	—	(116,948)
Loss on discontinued operations	—	(50,748)	—	(207,906)
Net Income (loss)	$1,643,830	$583,798	$(8,477,637)	$1,747,189
Earnings (loss) per share - Basic
Income (loss) from continuing operations	0.31	$0.12	$(1.62)	$0.37
Discontinued operations	—	$(.01)	—	$(.04)
Net income (loss)	0.31	$0.11	$(1.62)	$0.33
Earnings (loss) per share - Diluted
Income (loss) from continuing operations	$0.30	$0.12	$(1.62)	$0.37
Discontinued operations	—	$(.01)	—	$(.04)
Income (loss) net income	$0.30	$0.11	$(1.62)	$0.33
Weighted average common shares outstanding:
Basic	5,271,997	5,225,020	5,235,957	5,223,890
Diluted	5,441,167	5,345,728	5,235,957	5,340,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three and six months ended July 31, 2012 and 2011

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
Net income (loss)	$1,643,830	$583,798	$(8,477,637)	$1,747,189
Other comprehensive income (loss):
Cash flow hedge in China	(127,094)	11,695	(230,866)	67,676
Foreign currency translation adjustments:
Lakeland Brazil, S.A.	$(1,613,795)	$104,813	$(3,429,066)	$1,225,899
Canada	(8,938)	(6,839)	(3,405)	25,379
United Kingdom	(150,809)	(55,066)	(128,954)	105,659
China	(31,688)	11,410	(22,082)	26,738
Russia/Kazakhstan	(51,179)	(1,880)	(60,048)	10,071
Other comprehensive income (loss)	(1,983,503)	64,133	(3,874,421)	1,461,422
Comprehensive income (loss)	$(339,673)	$647,931	$(12,352,058)	$3,208,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

July 31, 2012 (unaudited) and January 31, 2012

	July 31, 2012	January 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$6,462,363	$5,711,038
Accounts receivable, net of allowance for doubtful accounts of $271,000 at July 31, 2012 and $270,200 at January 31, 2012	14,365,294	12,576,362
Inventories, net of reserves of $1,823,000 at July 31, 2012 and $1,601,000 at January 31, 2012	43,019,214	45,668,355
Deferred income taxes	4,671,481	3,987,671
Assets of discontinued operation in India	1,922,505	1,998,570
Prepaid income and VAT tax	1,998,251	1,772,806
Other current assets	1,938,651	1,993,151
Total current assets	74,377,759	73,707,953
Property and equipment, net	13,792,540	13,914,826
Prepaid VAT and other taxes, noncurrent	2,428,492	2,791,107
Security deposits	1,414,620	1,330,679
Intangibles and other assets, net	3,867,965	4,527,335
Goodwill	5,496,557	6,132,954
Total assets	$101,377,933	$102,404,854
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,203,955	$4,600,437
Accrued compensation and benefits	1,567,562	1,304,818
Other accrued expenses	1,997,122	1,584,894
Liabilities of discontinued operation in India	32,480	64,780
Current maturity of long-term debt	99,881	860,451
Current maturity of arbitration settlement	1,760,346	—
Short-term borrowing	1,383,289	1,037,808
Term loans to TD Bank	6,080,000	—
Borrowings under revolving credit facility	9,058,882	—
Total current liabilities	30,183,517	9,453,188
Accrued Arbitration Award in Brazil (net of current maturities)	5,257,133	—
Borrowings under revolving credit facility	—	11,457,807
Other long-term debt	1,568,323	4,814,682
Other liabilities-accrued legal fees in Brazil	84,301	99,367
VAT taxes payable long-term	3,322,826	3,312,953
Total liabilities	40,416,100	29,137,997
Stockholders' equity:
Preferred stock, $.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $.01 par; authorized 10,000,000 shares, issued, 5,686,302 and 5,581,919, outstanding, 5,329,861 and 5,225,478 at July 31, 2012 and January 31, 2012, respectively	56,863	55,819
Treasury stock, at cost, 356,441 shares at July 31, 2012 and at January 31, 2012	(3,352,291)	(3,352,291)
Additional paid-in capital	50,818,584	50,772,594
Retained earnings	17,338,587	25,816,224
Accumulated other comprehensive loss	(3,899,910)	(25,489)
Total stockholders' equity	60,961,833	73,266,857
Total liabilities and stockholders’ equity	$101,377,933	$102,404,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

Certain reclassifications of prior period data have been made to conform to current period classifications.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

Six months ended July 31, 2012

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance, January 31, 2012	5,581,919	$55,819	(356,441)	$(3,352,291)	$50,772,594	$25,816,224	$(25,489)	$73,266,857
Net loss	—	—	—	—	—	(8,477,637)	—	(8,477,637)
Other comprehensive loss	—	—	—	—	—	—	(3,874,421)	(3,874,421)
Stock-based compensation:
Grant of director stock options	—	—	—	—	24,630	—	—	24,630
Restricted stock issued at par	104,383	1,044	—	—	(1,044)	—	—	—
Return of shares in lieu of payroll tax withholding	—	—	—	—	(129,844)	—	—	(129,844)
Restricted Stock Plan:
2009 Plan	—	—	—	—	100,129	—	—	100,129
2012 Plan	—	—	—	—	52,119	—	—	52,119
Balance July 31, 2012	5,686,302	$56,863	(356,441)	$(3,352,291)	$50,818,584	$17,338,587	$(3,899,910)	$60,961,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Six months ended July 31, 2012 and 2011

	For the Six Months Ended July 31,
		As restated
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(8,477,637)	$1,747,189
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Arbitration award in Brazil	7,017,479	—
Provision for inventory obsolescence	222,000	(109,000)
Provision for doubtful accounts	1,000	102,800
Deferred income taxes	(927,766)	84,348
Depreciation and amortization	746,556	824,525
Stock based and restricted stock compensation	176,878	367,882
(Increase) decrease in operating assets
Accounts receivable	(2,419,650)	(2,016,917)
Inventories	665,891	(3,882,318)
Prepaid income taxes and other current assets	(505,120)	338,352
Other assets	(1,899)	(112,379)
Assets of discontinued operations	76,065	—
Increase (decrease) in operating liabilities
Accounts payable	4,613,763	(457,279)
Accrued expenses and other liabilities	900,099	(957,705)
Liabilities of discontinued operations	(32,300)	—
Net cash provided by (used in) operating activities	2,055,359	(4,070,502)
Cash flows from investing activities
Purchases of property and equipment	(1,074,199)	(1,126,926)
Net cash used in investing activities	(1,074,199)	(1,126,926)
Cash flows from financing activities
Net borrowings under credit agreement, net of reclassification to term loans	146,075	4,595,317
Proceeds from term loans	—	1,500,000
Canada loan repayments	(150,100)	(51,650)
Purchases of stock under stock repurchase program	—	(339,371)
Other liabilities	(15,067)	7,769
Shares returned in lieu of taxes under restricted stock program-cash paid	(129,844)	(50,429)
VAT taxes payable	9,873	4,634
Net cash provided by (used in) financing activities	(139,063)	5,666,270
Effect of exchange rate changes on cash	(90,772)	117,178
Net increase in cash and cash equivalents	751,325	586,020
Cash and cash equivalents at beginning of period	5,711,038	6,074,505
Cash and cash equivalents at end of period	$6,462,363	$6,660,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

Certain reclassifications of prior period data have been made to conform to current period classification.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business

Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is in the United States. No customer accounted for more than 10% of net sales during the six-month periods ended July 31, 2012 and 2011.

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

The results of operations for the three and six-month periods ended July 31, 2012 are not necessarily indicative of the results to be expected for the full year.

In this Form 10-Q, “FY” means fiscal year; thus, for example, FY13 refers to the fiscal year ending January 31, 2013.

3.	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4.	Inventories:

Inventories consist of the following:

	July 31,	January 31,
	2012	2012
Raw materials	$18,335,643	$21,213,423
Work-in-process	2,659,855	1,790,510
Finished goods	22,023,716	22,664,422
	$43,019,214	$45,668,355

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or market.

5.	Earnings Per Share:

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

The following table sets forth the computation of basic and diluted earnings per share at July 31, 2012 and 2011.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
Numerator
Net income (loss)	$1,643,830	$634,546	$(8,477,637)	$1,955,095
Denominator
Denominator for basic earnings per share
(Weighted-average shares which reflect 356,441 and 354,364 and 125,322 and 125,322 weighted average common shares in the treasury as a result of the stock repurchase program for the three months and six months in each of 2012 and 2011, respectively	5,271,997	5,225,020	5,235,957	5,223,890
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	169,170	120,708	—	117,088
Denominator for diluted earnings per share	5,441,167	5,345,728	5,235,957	5,340,978
(adjusted weighted average shares)
Basic earnings (loss) per share	$0.31	$0.11	$(1.62)	$0.37
Diluted earnings (loss) per share	$0.30	$0.12	$(1.62)	$0.37

6.	Revolving Credit Facility

At July 31, 2012, the total balance outstanding under our revolving credit facility amounted to $9.1 million. In January 2010, the Company entered into a one-year $23.5 million revolving credit facility with TD Bank, N.A. In January 2011, TD Bank, N.A. agreed to a two-year extension to expire January 2013 and in June 2011, TD Bank, N.A. agreed to extend the term to June 2014 and add a $6.5 million term loan facility to be used to fund capital expansion in Brazil, Mexico and Argentina, as well as the ability to refinance existing debt in Canada. In April 2012, TD Bank, N.A. agreed to add a $3.0 million term loan facility to be used to refinance a portion of the revolver. Borrowings under this $9.5 million term loan facility are in the form of a five-year term loan, with maturity June 2014. As a result of the arbitration award issued against the Company in May 2012 (see Note 14) and the subsequent entry into a Settlement Agreement in respect thereof, as well as due to the recent operating results of the Company mentioned below, one or more events of default have occurred under the TD Bank revolving credit facility and term loan facility including an event of default for failure to comply with the minimum EBITDA covenant, which would allow TD Bank, at its option, to accelerate the loan. As such, this debt has been reclassified as a current liability. While TD Bank has not waived the events of default, we are in discussions with TD Bank about resolution of these matters, and we continue to otherwise operate within the terms of the credit agreement while we work out a resolution. However, no assurances can be given that we will be able to work out a satisfactory arrangement with TD Bank. The Company has engaged Raymond James & Associates, Inc. to assist the Board of Directors in its evaluation of a broad range of financial and strategic alternatives for the Company.

7.	Major Supplier

We purchased 11.9% of our cost of goods sold from one supplier during the six-month period ended July 31, 2012. We did not purchase in excess of 10% of our cost of goods sold from any other supplier

8.	Employee Stock Compensation

Shares of our common stock may currently be awarded under our 2012 stock incentive plan and a nonemployee director option plan. Upon the approval of the 2012 plan by stockholders of the Company in June 2012, the ability to make grants under the 2009 restricted stock plan was terminated. The 2012 plan has the structure and includes all of the components described below:

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

Equity Incentive Plans

On June 17, 2009, the stockholders of the Company authorized the issuance of 253,000 shares under a restricted stock plan (the “2009 Equity Incentive Plan”). Under the 2009 Equity Incentive Plan, eligible employees and directors were eligible to be awarded performance-based restricted shares of the company common stock. The amount recorded as expense for the performance-based grants of restricted stock are based upon an estimate made at the end of each reporting period as to the most probable outcome of this plan at the end of the three-year performance period (e.g., baseline, maximum or zero). In addition to the grants with vesting based solely on performance, certain awards pursuant to the plan have a time-based vesting requirement, under which awards vest from two to three years after grant issuance, subject to continuous employment and certain other conditions. Restricted stock has no voting rights until fully vested and issued, and the underlying shares are not considered to be issued and outstanding until vested.

Under the 2009 Equity Incentive Plan, the Company has issued 104,989 fully vested shares as of July 31, 2012. The Company has granted up to a maximum of 35,989 restricted stock awards as of July 31, 2012. All of these restricted stock awards are nonvested at July 31, 2012 and have a weighted average grant date fair value of $8.36. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

On June 20, 2012, the stockholders of the Company authorized 310,000 shares under the Company’s 2012 Stock Incentive Plan the (“2012 Equity Incentive Plan”). Under the 2012 Incentive Plan, eligible employees and directors may be awarded restricted stock, restricted stock units, performance shares, performance units and other share-based awards. The amount recorded as expense for the performance-based grants of restricted stock are based upon an estimate made at the end of each reporting period as to the most probable outcome of this plan at the end of the three-year performance period (e.g., baseline, maximum or zero). In addition to the grants with vesting based solely on performance, certain awards pursuant to the plan have a time-based vesting requirement, under which awards vest from two to three years after grant issuance, subject to continuous employment and certain other conditions. Restricted stock has no voting rights until fully vested and issued, and the underlying shares are not considered to be issued and outstanding until vested.

Under the 2012 Equity Incentive Plan, the Company has granted 216,172 restricted stock awards as of July 31, 2012, assuming all maximum awards are achieved. All of these restricted stock awards are nonvested at July 31, 2012 (154,672 shares at “baseline”), and have a weighted average grant date fair value of $6.44. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of July 31, 2012, unrecognized stock-based compensation expense related to restricted stock awards totaled $72,708 pursuant to the 2009 Equity Incentive Plan and $1,337,239 pursuant to the 2012 Equity Incentive Plan, before income taxes, based on the maximum performance award level, less what has been charged to expense on a cumulative basis through July 31, 2012, which was set at baseline. Such unrecognized stock-based compensation expense related to restricted stock awards totaled $72,708 for the 2009 Equity Incentive Plan and $941,179 for the 2012 Equity Incentive Plan at the baseline performance level. The cost of these nonvested awards is expected to be recognized over a weighted-average period of three years. The Board has estimated its current performance level to be at the baseline level, and expenses have been recorded accordingly. The performance based awards are not considered stock equivalents for earnings per share (“EPS”) calculation purposes.

The following table represents our stock options granted, exercised and forfeited during the six months ended July 31, 2012.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 31, 2012	18,200	$7.31	3.38 years	$10,230
Granted during the six months ended July 31, 2012	10,000	$6.44	5.89 years	$12,600
Outstanding at July 31, 2012	26,000	$7.51	4.33 years	$20,050
Exercisable at July 31, 2012	26,000	$7.51	4.33 years	$20,050
Reserved for future issuance:
Directors’ Plan	21,300

There were no exercises or forfeitures during the six-months ended July 31, 2012.

Stock-Based Compensation

The Company recognized total stock-based compensation costs of $176,878 and $367,882 for the six-months ended July 31, 2012 and 2011, respectively, of which $0 and $4,029 result from the 2006 Equity Plan, $100,129 and $330,397 result from the 2009 Equity Incentive Plan, $52,119 and $0 result from the 2012 Equity Incentive Plan and $24,630 and $33,456, from the Directors Option Plan, for the six-months ended July 31, 2012 and 2011, respectively. These amounts are reflected in selling, general and administrative expenses. The total income tax benefit recognized for stock-based compensation arrangements was $64,560 and $134,277 for the six-months ended July 31, 2012 and 2011, respectively.

Shares under 2009 Plan	Outstanding unvested grants at maximum at beginning of FY13	Granted during FY13 through July 31, 2012	Becoming Vested during FY13 through July 31, 2012	Forfeited during FY13 through July 31, 2012	Outstanding unvested grants at maximum at July 31, 2013

Restricted stock grants - employees	129,536	—	79,313	50,223	—
Restricted stock grants - directors	63,184	—	45,232	17,952	—
Matching award program	3,500	—	—	—	3,500
Bonus in stock - employees	25,801	—	—	—	25,801
Retainer in stock - directors	5,572	1,116	—	—	6,688
Total restricted stock plan	227,593	1,116	124,545	68,175	35,989

Weighted average grant date fair value	$8.07	$10.45	$8.00	$8.00	$8.36

Shares under 2012 Plan	Outstanding unvested grants at maximum at beginning of FY13	Granted during FY13 through July 31, 2012	Becoming Vested during FY13 through July 31, 2012	Forfeited during FY13 through July 31, 2012	Outstanding unvested grants at maximum at July 31, 2013

Restricted stock grants - employees	—	164,500	—	—	164,500
Restricted stock grants - directors	—	49,500	—	—	49,500
Matching award program	—	—	—	—	—
Bonus in stock – employees	—	—	—	—	—
Retainer in stock – directors	—	2,172	—	—	2,172

Weighted average grant date fair value	—	$6.44	—	—	$6.44

9.	Manufacturing Segment Data

Domestic and international sales from continuing operations are as follows:

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2012		2011		2012		2011
Domestic	$9,088,224	38.7%	$13,543,528	52.4%	$18,861,184	39.7%	$28,244,316	54.9%
International	14,411,100	61.3%	12,289,966	47.6%	28,618,851	60.3%	23,174,006	45.1%
Total	$23,499,324	100.0%	$25,833,494	100.0%	$47,480,035	100.0%	$51,418,322	100.0%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Decatur, Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products), Celaya, Mexico (primarily disposable, glove and chemical suit production) and Sinking Spring, Pennsylvania (primarily woven products production). We also maintain three manufacturing facilities in China (primarily disposable and chemical suit production). Our China facilities and our Decatur, Alabama facility produce the majority of the Company’s products. The accounting policies of these operating entities are the same as those described in Note 1 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2012. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in Canada, Europe, Chile and China, which sell and distribute products shipped from the United States, Mexico or China. The table below represents information about reported manufacturing segments for the three-month and six-month periods noted therein:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Net Sales from Continuing Operations:
USA	$9,985,821	$15,196,314	$20,579,964	$30,752,896
Other foreign	5,983,909	5,009,038	11,507,122	9,728,051
China	10,103,401	8,248,211	18,265,261	14,807,174
Brazil	4,698,670	4,027,675	9,889,430	8,083,407
Less intersegment	(7,272,477)	(6,647,744)	(12,761,742)	(11,953,206)
Consolidated	$23,499,324	$25,833,494	$47,480,035	$51,418,322
External Sales from Continuing Operations:
USA	$9,088,224	$13,543,528	$18,861,184	$28,244,316
Other foreign	5,426,378	4,456,834	10,482,564	8,668,064
China	4,289,766	3,805,457	8,250,571	6,422,535
Brazil	4,694,956	4,027,675	9,885,716	8,083,407
Consolidated	$23,499,324	$25,833,494	$47,480,035	$51,418,322
Intersegment Sales from Continuing Operations:
USA	$897,597	$1,652,786	$1,718,780	$2,508,581
Other foreign	557,531	552,204	1,024,558	1,059,986
China	5,813,635	4,442,754	10,014,690	8,384,639
Brazil	3,714	—	3,714	—
Consolidated	$7,272,477	$6,647,744	$12,761,742	$11,953,206
Operating Profit (Loss) from Continuing Operations:
USA	$(787,508)	$(229,293)	$(2,253,179)	$147,326
Other foreign	207,151	192,201	436,547	399,867
China	310,743	800,517	1,142,978	1,473,904
Brazil	(243,260)	(109,820)	131,290	(188,274)
Less intersegment	664,847	171,518	719,275	568,737
Consolidated	$151,973	$825,123	$176,911	$2,401,560
Depreciation and Amortization Expense from Continuing Operations:
USA	$151,868	$163,231	$290,989	$353,114
Other foreign	54,425	36,463	104,237	70,433
China	84,808	80,625	171,968	157,530
Brazil	80,565	125,392	179,362	243,448
Consolidated	$371,666	$405,711	$746,556	$824,525
Interest Expense from Continuing Operations:
USA	$145,544	$87,599	$245,566	$161,702
Other foreign	51,214	57,611	103,537	115,904
China	—	—	—	—
Brazil	281,418	53,894	515,370	96,667
Less intersegment	(218,723)	(58,853)	(368,627)	(115,641)
Consolidated	$259,453	$140,251	$495,846	$258,632
Income Tax Expense (Benefit) from Continuing Operations:
USA	$(241,936)	$(94,055)	$(745,327)	$(19,769)
Other foreign	62,953	47,082	122,621	259,379
China	211,151	228,269	365,721	380,623
Brazil	(194,413)	(90,989)	(281,268)	(138,445)
Less intersegment	134,962	7,549	164,569	23,818
Consolidated	$(27,283)	$97,856	$(373,684)	$505,606
Total Assets (at Balance Sheet Date):
USA	—	—	$31,851,220	$41,027,491
Other foreign	—	—	17,266,496	15,503,646
China	—	—	24,960,350	21,845,949
India assets of discontinued operations	—	—	1,922,505	1,998,570
Brazil	—	—	25,377,362	29,652,744
Consolidated	—	—	$101,377,933	$110,028,400
Long-lived Assets (at Balance Sheet Date)
USA	—	—	$5,185,067	$3,960,687
Other foreign	—	—	3,241,461	2,611,349
China	—	—	2,735,270	2,492,448
Brazil	—	—	2,630,742	2,830,649
India	—	—	—	—
Consolidated	—	—	$13,792,540	$11,895,133

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

There was no activity during FY12 or FY13, and the uncertain tax liability at July 31, 2012, was $0. The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense.

The Company is subject to USA federal income tax, as well as income tax in multiple USA state and local jurisdictions and a number of foreign jurisdictions. The Company’s federal income tax returns for through FY07 have been audited by the Internal Revenue Service (“IRS”). The FY07 audit has been completed by the IRS and the Company has received a final “No Change Letter”. The Company has received notice from the IRS that it will shortly commence an audit for the FY09 tax return.

Our three major foreign tax jurisdictions are China, Canada and Brazil. According to China tax regulatory framework, there is no statute of limitation on fraud or any criminal activities to deceive tax authorities. However, the general practice is going back five years, and general practice for records maintenance is 15 years. China tax authorities have performed limited reviews on all China subsidiaries as of tax years 2008, 2009, 2010 and 2011 with no significant issues noted. As of this statement filing date, we believe our tax positions are reasonably stated.

Lakeland Protective Wear, Inc., our Canadian subsidiary, follows Canada tax regulatory framework recording its tax expense and tax deferred assets or liabilities. As of this statement filing date, we believe the Company’s tax situation is reasonably stated, and we do not anticipate future tax liability.

The Company’s Brazilian subsidiary is under a tax audit, which raised some issues regarding the tax impact related to the merger held in 2008 and the resulting goodwill resulting from the structure which was set up at the Company's Brazilian counsel's suggestion. The Company has received a formal claim from the authorities in the amount of USD$1.1 million ($R2.3 million) (mostly fines and penalty). The Company has filed a lawsuit in order to cancel this claim. We are still in first administrative level, in case of loss we can appeal for other administrative level. Management believes it is possible that we will have success in our defense at the administrative level. In case we go to Judicial Level, management believes the chance of loss is remote.

The structure of our 2008 acquisition is relatively common in acquisitions of Brazilian operations made by non-Brazilian companies. In general, acquisitions with this structure have survived challenge by the taxing authorities in Brazil. The cumulative amount of tax benefits recognized on the Company’s books through July 31, 2012, resulting from the tax deduction of the goodwill amortization is approximately USD$808,000. This results from the goodwill on the Brazilian books which, for Brazilian tax purposes, is eligible for tax write-off over a five year period dating from November 2008.

11.	Derivative Instruments and Foreign Currency Exposure

The Company has foreign currency exposure, principally through sales in Canada, Brazil, China, Argentina, Chile and the UK, and production in Brazil, Mexico and China. Management has commenced a derivative instrument program to partially offset this risk by purchasing forward contracts to sell the Canadian Dollar, the Chilean Peso, the Euro, the Great Britain Pound and the Argentina Peso other than the cash flow hedge discussed below. Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. Management has decided not to hedge its long position in the Chinese Yuan. Management previously had not hedged the Brazilian Real, but commenced doing so in May 2012. We designated the forward contracts as nonhedging instruments with loss and gain recognized in the current earnings. In the three and six-months ended July 31, 2012, the Company sustained a pre-tax loss on foreign exchange in Brazil of $(375,741) or $(0.07) per share and $(691,528) or $(0.13) per share, respectively included in pre-tax income from continuing operations. In the three and six months ended July 31, 2011, the Company recorded a gain on foreign exchange in Brazil of $28,083 or $0.005 per share and $248,850 or $0.05 per share, respectively included in pre-tax income from continuing operations.

The Company accounts for its foreign exchange derivative instruments as either assets or liabilities at fair value, which may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments.

Currently, we have two types of derivatives to manage the risk of foreign currency fluctuations. We enter into forward contracts with financial institutions to manage our currency exposure related to certain assets and liabilities denominated in foreign currencies. Those forward contracts derivatives not designated as hedging instruments are generally settled quarterly or monthly. Gain and loss on forward contracts are included in current earnings. We also enter cash flow hedge contracts with financial institutions to manage our currency exposure on future cash payments denominated in foreign currencies. The effective portion of gain or loss on cash flow hedge is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. Our hedge positions are summarized below:

Derivatives not designated as hedging instruments (in thousands)

Foreign Exchange Forward Contracts

	Three Months Ended		Six Months Ended
	July 31, 2012	July 31, 2011	April 30, 2012	April 30, 2011
Notional Value in USD	$22,822	$3,635	$25,326	$6,506
Gain and loss reported in current operating income (expense)	$2	$14	$(56)	$(172)

The above fluctuations among the periods are mainly from our new program started in May 2012 on Brazilian currency hedge. Total outstanding balances on the above derivatives are $6,681,960 and $0 for the periods ended July 31, 2012 and 2011, respectively.

Derivatives designated as hedging instruments (in thousands)

Asset Derivative from Foreign Currency Cash Flow Hedge

	As of July 31, 2012	As of January 31, 2012
Notional value in USD	$8,719	$6,904
Gain and (loss) reported in equity as other comprehensive income	$(108)	$123
Reported in Balance Sheet	Other payables	Other assets

Effect of Derivative on Income Statement from Foreign Currency Cash Flow Hedge

	Six Months Ended July 31, 2012	Six Months Ended July 31, 2011
Gain reclassed from other comprehensive income into current earnings during six months ended July 31, 2012 reported in operating income	$10	$32

The cash flow hedge is designed to hedge the payments made in Euros and USA dollars to our China subsidiaries. Fair value of $107,552 and $123,313 were recorded as other liability and other assets as of July 31, 2012 and 2011, respectively.

12. VAT Tax Issue in Brazil

Asserted Claims

VAT tax in Brazil is at the state level. We commenced operations in Brazil in May 2008 through an acquisition of Qualytextil, S.A. (“QT”). At the time of the acquisition, and going back to 2004, the acquired company used a port facility in a neighboring state (Recife-Pernambuco), rather than its own, in order to take advantage of incentives, in the form of a discounted VAT tax, to use such neighboring port facility. We continued this practice until April 2009. The practice was stopped largely for economic reasons, resulting from additional trucking costs and longer lead time. The Bahia state auditors (state of domicile for the Lakeland operations in Brazil) initially reviewed the period from 2004-2006 and filed a claim for unpaid VAT taxes in October 2009. The claim asserted that the state VAT taxes are owed to the state of domicile of the ultimate importer/user and disregarded the fact that the VAT taxes had already been paid to the neighboring state.

The audit notice claimed that the taxes paid to Recife-Pernambuco should have been paid to Bahia in the amount of R$4.8 million and assessed fines and interest of an additional R$5.6 million for a total of R$10.4 million (approximately US$3.0 million, $3.5 million and $6.5 million, respectively).

Bahia had announced an amnesty for this tax whereby R$3.5 million (US$1.9 million) of the taxes claimed were paid by QT by the end of the month of May 2010, and the interest and penalties related thereto were forgiven. According to fiscal regulation of Brazil, $R2.1 million (US$1.1 million) of this amnesty payment has since been recouped as credits against future taxes due.

An audit for the 2007-2009 period has been completed by the State of Bahia. In October 2010, the Company received a claim for 2007-2009 from the State of Bahia for taxes of R$6.2 (US$3.1) million and fines and penalties of R$6.1 (US$3.0) million, for a total of R$12.3 (US$6.2) million, which had been expected per above. The Company intends to defend and wait for the next amnesty period.  Of these claims, our attorney informs us that R$0.4 (US$0.2) million in respect of fines and penalties will be successfully defended based on state auditor misunderstanding.

Lakeland intends to apply for amnesty and make any necessary payments upon the forthcoming, anticipated amnesty periods imposed by the local Brazilian authorities. Of this R$6.2 (US$3.1) million exposure, R$3.4 (US$1.7) million is eligible for future credit.

Company Brazilian counsel advises the Company that in its opinion the next amnesty will come before the end of the judicial process. There has been a long history in Bahia of the state declaring such amnesty periods every two to three years going back 25 years. The litigation process begins as two separate administrative proceedings and, after a period of time, must be switched to a formal court judicial proceeding. If the next amnesty does not arrive prior to the commencement of the formal court proceedings, the Company will have to remit a “judicial deposit” covering the exposure from 2007-2009 in taxes of approximately R$6.2 (US$3.1) million plus assessed fines and interest bringing the judicial deposit needed to approximately R$12.3 (US$6.2) million. The initial estimated time period to Judicial Court deposit was 1.5-2 years.

Set forth below are the total amounts of potential tax liability from both the first and second claims, the amount of payments already made into amnesty or scheduled for future payment, which are not eligible for future credit (essentially the discount allowed as an incentive by the neighboring state), less the amount of VAT taxes actually paid which are available as a credit and the amounts of the escrow released by one of the three sellers of the Brazilian company acquired by the Company. The foregoing forms the basis for the US$1.6 million charge to expense recorded by Lakeland in the first quarter of fiscal 2011.

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

3 “Desenvolve” is an incentive remaining from Brazil’s hyperinflationary days about 10 years ago. It is based on the net ICMS (VAT) tax payable. (QT pays ICMS to suppliers on raw materials, bills and collects ICMS from customers, takes credit for ICMS paid to suppliers and remits the difference. The net amount payable is payable 30% immediately and 70% for up to five years. The “desenvolve” is an incentive to pay the 70% quickly, like a cash discount. If the full amount is paid immediately, there is an 80% discount of the 70% (or 56% of the total).

Summary of Cash Flow Requirements: (R$ millions and US$ millions)

Claim period/description	Taxes	Fines and penalties	Maximum judicial deposit

2004-2006 not paid into amnesty and being defended. Management does not plan to pay this into amnesty	R$1.3	R$1.9	R$3.2	US$1.6

2007-2009 claim by State of Bahia (1)	R$6.2	R$6.1	R$12.3	US$6.2

TOTAL	R$7.5	R$8.0	R$15.5	US$7.8

(1)  Our attorney informs us that based on the slow progress so far in the administrative proceedings for the 2007-2009 claim, they believe it is now more likely than not that the next amnesty will arrive prior to the need to pay the R$12.3 judicial deposit. Therefore, the most likely cash flow outlook in management’s opinion is as follows:

R$3.1 (US$1.6) million 2004-2006 Judicial deposit          Quarter Three Fiscal year 2013 (around Sept, 2012)

R$6.2 (US$3.1) million 2007-2009 claim into amnesty     From Quarter Three Fiscal year 2013 to Quarter Four Fiscal Year 2013

Further, management has been able to satisfy the R$3.1 (US$1.6) million judicial deposits by pledging real estate owned rather than paying cash.

At the next amnesty period:

•	If before judicial process - still administration proceeding - the Company would pay only the taxes with no penalty or interest. This would then be recouped via credits against future taxes on future imports. As before, the Company would lose desenvolve and interest.
•	If after judicial process commences - the amount of the judicial deposit previously remitted would be reclassified to the taxes at issue, and the excess submitted to cover fines and interest would be refunded to QT. As above, the taxes would be recouped via credits against future taxes on future imports, but we would lose desenvolve and interest.
•	The desenvolve is scheduled to expire on February 2013 and will be partially phased out starting February 2011. Based on the anticipated timing of the next amnesty, there may be little amounts of lost desenvolve since it would largely expire on its own terms in any case.

Balance Sheet Treatment

The Company has reflected the above items on its July 31, 2012, balance sheet as follows:

		(R$ millions)	US$ millions
Noncurrent assets	VAT taxes eligible for future credit	3.4	1.7
Long-term liabilities	Taxes payable	6.2	3.0

13. Termination of License Agreement with DuPont

The Company received notice, dated July 12, 2011, from E.I. DuPont de Nemours and Company (“DuPont”) stating that DuPont is terminating the DuPont Wholesaler Agreement dated January 1, 2011. DuPont has fulfilled orders for purchases of finished garments containing Tychem® and Tyvek® through September 10, 2011.

14. Brazil Management and Share Purchase Agreement-Arbitration and Subsequent Event

Lakeland Industries, Inc. and its wholly-owned subsidiary, Lakeland Brasil S.A. (“Lakeland Brasil” and together with Lakeland Industries, Inc., the “Company”) were parties to an arbitration proceeding in Brazil involving the Company and two former officers (the “former officers”) of Lakeland Brasil.  On May 8, 2012, the Company received notice of an arbitral award in favor of the former officers as described below.  On May 12, 2012, the Company filed a request for clarification seeking a modification of the award or to have it set aside. However, no such relief was awarded to the Company.

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

In the arbitration proceeding, the former officers sought a determination that they were terminated by the Company without cause and, therefore, entitled to be paid their portion of the Maximum SPP and the monthly remuneration that they would have been paid from the date of termination through the end of their contractual employment period on December 31, 2011. On May 8, 2012, the Company received the arbitration decision which accepted the former officers’ requests to declare that their employments were terminated without cause and determined that, among other things, the non-compete clauses of each of the stock purchase agreement and management agreements were null and non-applicable. The Company was ordered to pay to the former officers damages representing their portion of the Maximum SPP in the aggregate amount of R$18,037,500 (approximately US$9 million at current exchange rates) and monthly remuneration from the date of termination through December 31, 2011, which the Company estimates at an aggregate amount of R$1,150,000 (US$580,000). The arbitration panel further ordered that the Company pay the former officers approximately R$450,000 (US$226,000) from an escrow account established in connection with the acquisition and the Company is responsible for payment of 85% of the costs and arbitrators’ fees associated with the arbitration. The arbitration award, with all taxes, expenses, interest and applicable adjustments to date amounts to R$25,148,252 (approximately US$ 12,575,000) as adjusted for inflation, plus interest and penalties.

On September 11, 2012, the Company and the former officers entered into a settlement agreement (the “Settlement Agreement”) which fully and finally resolves all alleged outstanding claims against the Company arising from the arbitration proceeding. Pursuant to the Settlement Agreement, the Company agreed to pay to the former officers an aggregate of approximately US $8.5 million (the “Settlement Amount”) over a period of six (6) years. The Settlement Amount is payable in combined Brazilian Real and United States dollars as follows: (i) R$3 million (approximately US $1.5 million) was paid on the effective date of the Settlement Agreement, of which amount (A) R$2.294 million (approximately US $1.15 million) in cash was released from the escrow account established in connection with the Qualytextil, S.A. acquisition, and (B) R$706,000 (approximately US $350,000) was paid directly by the Company; (ii) R$2 million (approximately US $1.0 million) is payable on or before December 31, 2012; and (iii) the balance of $6.0 million of the Settlement Amount will be made in United States dollars consisting of 24 consecutive quarterly installments of US $250,000 beginning on March 31, 2013. In the event the Company fails to pay the remainder of the Settlement Amount in accordance with terms of the Settlement Agreement, the former officers will be entitled to seek payment by the Company of R$25,148,252.47 (approximately US $12,575,000) as adjusted for inflation, plus interest and penalties, less prior payments, which represents the original arbitral award inclusive of all taxes, expenses, interest and applicable adjustments.

In addition, pursuant to the Settlement Agreement, as additional security for payment of the Settlement Amount, Lakeland Brasil agreed to grant the former officers a second mortgage interest on certain of its property in Brazil, which mortgage is expressly behind the lien securing the payment of tax debts to a state within Brazil related to certain notices of tax assessment on such property (see Note 12). Lakeland also agreed to become a co-obligor, in lieu of a guarantor, for payment of the Settlement Amount.

Previously, the Company recorded a current liability of US $10,000,000 in respect of the arbitration proceeding. The Company has recorded a revised settlement liability at net present value of $7.0 million, by applying a risk-free interest rate of 1.58% to discount the non-interest bearing payment schedule. Together with estimated total fees for the settlement of $856,000, the total cost for the settlement is now estimated at $7.9 million and a $2.1 million reduction in the $10 million charge taken at the first quarter of FY13 has been recorded.

As a result of the Settlement Agreement, one or more events of default are continuing under the Company’s loan and security agreement (the “Loan Agreement”) with TD Bank, N.A. (“TD Bank”) and TD Bank may, at its option, accelerate the loan. There is currently approximately $15.1 million outstanding under the Loan Agreement. While TD Bank has orally indicated that it would not object to the Company’s payment of the portion of the Settlement Amount due upon execution of the Settlement Agreement, it has not expressly waived the events of default under the Loan Agreement. The Company continues to be in discussions with TD Bank about resolution of these matters and is continuing to otherwise operate within the terms of the Loan Agreement, however, no assurance can be given that the Company will work out a satisfactory arrangement with TD Bank or that TD Bank will not accelerate the loan.

The Company continues to strongly believe that the Brazilian arbitration decision is inconsistent with the underlying facts. However, the Company entered into the Settlement Agreement to eliminate the uncertainty, burden, risk, expense and distraction of further arbitration or litigation

The Company further believes that its available resources, together with additional outside funding through debt or equity financings or asset sales, will enable it to make timely payment of the Settlement Amount and continue its operations on a viable basis. There can, however, be no assurance that such outside funding will ultimately be obtained. The Company is continuing to work with Raymond James & Associates, Inc. in its evaluation of a broad range of financial and strategic alternatives for the Company.

The legal and arbitration fees are being charged to expense as incurred.

15. Goodwill

The changes in the carrying amount of goodwill during fiscal year 2012 are summarized in the following:

	USA	Brazil	Total
Balance as of January 31, 2012	$871,297	$5,261,657	$6,132,954
During fiscal year 2013 through July 31, 2012
Effect of foreign currency translation	-	(636,397)	(636,397)
Balance as of July 31, 2012	$871,297	$4,625,260	$5,496,557

16. Recent Accounting Pronouncements

In June 2011, the FASB issued amendments to the presentation of comprehensive income, which became effective for interim and annual periods beginning after December 15, 2011. The amendments eliminated the previous reporting option of displaying components of other comprehensive income within the statement of changes in stockholders’ equity. Under the new guidance, the Company will be required to present either a single continuous statement of comprehensive income or an income statement immediately followed by a statement of comprehensive income. In addition, the amendment requires the reclassification adjustments from other comprehensive income to net income be shown on the face of the financial statements, however the FASB has postponed the implementation regarding the reclassification indefinitely..

17. Discontinued Operations in India

The Company decided to discontinue operations in its India glove manufacturing facility and put the assets and business up for sale. The Company decided to sell this division primarily because it has incurred significant operating losses since inception, and the Company has been unsuccessful in developing sufficient sales to reach at least break even. The Company was attempting to sell the operations as an ongoing operation but shut down its operations in December 2011.

Prior year financial statements for the three and six months ended July 31, 2011, have been restated to present the operations of the India glove manufacturing subsidiary as a discontinued operation.

In conjunction with the discontinuance of operations in FY12, the Company recognized a pretax loss on disposal of $1.7 million, primarily consisting of $0.9 million in fixed asset write-downs, $0.4 million in inventory write-downs and $0.1 million in professional fees relating to the sale and $0.3 million in shutdown expenses. The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations in India” and “Liabilities of discontinued operations in India,” respectively, in the accompanying Balance Sheets at July 31, 2012 and January 31, 2012, and consist of the following:

	July 31, 2012	January 31, 2012
Cash	$159,152	$230,502
Accounts receivable	665	6,772
Inventory	214,409	200,000
Other current asset	22,724	27,262
Property and equipment	1,525,555	1,534,034
Total assets of discontinued operations	1,922,505	1,998,570
Liabilities of discontinued operations:
Accounts payable	10,063	5,715
Other liabilities	22,417	59,065
Total liabilities of discontinued operations	32,480	64,780

Net assets of discontinued operations	$1,890,025	$1,933,790

The following table illustrates the reporting of the discontinued operations reclassified on the face of the Statements of Operations for the six months ended July 31, 2012 and 2011:

	Six Months Ended July 31,
	2012	2011
Net sales	—	$516,748
Cost of goods sold	—	684,067
Gross profit (loss)	—	(167,319)
Operating expense	—	(157,535)
Operating loss	—	(324,854)
Shutdown expense accrual	—
Loss from discontinued operations before income taxes	—	(324,854)
Benefit from income taxes from discontinued operations	—	116,948
Net loss from discontinued operations	—	$(207,906)

The above amounts presented for the previous fiscal year have been reclassified to conform to the current presentation.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. See Part I, Item 1.

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

We have operated manufacturing facilities in Mexico since 1995, in China since 1996 and in Brazil since 2008. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than are available domestically. As we have increasingly moved production of our products to our facilities in China, Mexico and Brazil (other than issues with the Navy contract as discussed herein), we have seen improvements in the profit margins for these products except for cost increases early in the second quarter of FY13 for which transfer pricing has been adjusted effective in the third quarter of FY13.

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

Significant Balance Sheet Fluctuation July 31, 2012, As Compared to January 31, 2012

Cash increased by $0.8 million as TD borrowings increased by $0.8 million at July 31, 2012, with all TD borrowings including $6.1 million in term loans now classified as current. Accounts receivables increased $1.8 million, primarily due to the increase of sales in the six months ended July 31, 2012 in Brazil of $1.8 million or 22.3% from the six months ended January 31, 2012, primarily resulting from our Brazilian Navy contract. Inventory decreased by $2.6 million, including the $1.6 million of which decrease was in the U.S., with $0.8 million in chemical, as we changed our inventory mix to Lakeland branded products only. Our wovens division inventory decreased $1.0 million as a planned reduction as we physically moved this division from Missouri to Alabama. Accounts payables increased $3.6 million due primarily to the $1.7 million increase in China payables as more materials are sourced and purchased in China and in Brazil in respect of raw material for the Navy Contract, all of which are paid on a more prolonged schedule than the average payable. As a result of the Settlement Agreement in Brazil, the balance sheet now reflects a total accrual of $7.9 million, with $5.3 million in non-current with $1.8 million current maturity and $0.6 million in accrued fees at July 31, 2012.

At July 31, 2012, the Company had an outstanding loan balance of $9.1 million under its revolving facility with TD Bank, N.A. compared with $11.5 million at January 31, 2012. The term loan balance at July 31, 2012 was $6.1 million. Total stockholders’ equity decreased $12.3 million principally due to the arbitration award in Brazil and changes in foreign exchange translations in other comprehensive income of $3.9 million.

Three months ended July 31, 2012, As Compared to the Three Months Ended July 31, 2011

Net Sales. Net sales decreased $2.3 million, or 9%, to $23.5 million for the three months ended July 31, 2012, from $25.8 million for the three months ended July 31, 2011. The net decrease was due to a $4.5 million decrease in domestic sales offset in part by a $1.8 million increase in foreign sales. USA domestic sales of disposables decreased by $3.9 million, chemical suit sales decreased by $0.2 million, wovens decreased by $0.1 million and reflective sales decreased by $0.5 million. The decrease in domestic sales was mainly due to the loss of the DuPont product sales as a result of the termination of the DuPont supply contract in July 2011, and partially due to a shortage in stock situation that management believes has been resolved (but may have continuing impact resulting from lost customers), and also to operating inefficiencies resulting from the move from St. Joseph, MO to Decatur, AL and Mexico which resulted in additional lost sales. The sales team continues to make progress in converting customers from Tyvek, previously supplied DuPont product, to Lakeland branded products. Currently, the decreased sales due to the loss of the DuPont contract have not been offset by such sales of Lakeland branded products; however, the sales achieved from Lakeland branded products have greater gross profit margins than the DuPont Tyvek products, lessening the impact of the revenue reduction. While the Company’s sales of Lakeland branded products show strong gains over the Lakeland branded product sales from the same period in the prior year, it will take time to rebuild the lost sales volume, for which there can be no assurance. Domestic sales in China and to the Asia Pacific Rim remain strong. UK sales increased by $1.0 million, or 69%. Chile and Argentina sales increased by 37%, Beijing sales increased by $0.4 million or 35% and sales in Brazil increased by $0.7 million or 16.7%. The increase in foreign sales is primarily due to increases in sales of high end chemical suits, fire retardant garments, and completion of some large contracts.

Gross Profit. Gross profit decreased $0.7 million, or 8.6%, to $7.1 million for the three months ended July 31, 2012, from $7.8 million for the three months ended July 31, 2011. Gross profit as a percentage of net sales was flat at 30% for the three months ended July 31, 2012, from 30.2% for the three months ended July 31, 2011. Major factors driving the changes in gross margins were:

*	Disposables margins increased 6.8 percentage points in the second quarter of FY13 over the second quarter of FY12, resulting mainly from changed sales mix of nearly all Lakeland branded products this year, while last year had more than 50% sales of DuPont products at a lower margin. This year’s margin was lower than it otherwise would be as a result of lower volume and an increase in inventory reserves against Tyvek items remaining.
*	China manufacturing gross margin at our Weifang plant decreased 10 percentage points over last year due to a 12% labor cost increase and the negative impact to margins from sales to our UK operations in Euros.
*	China margins in our Beijing Trading Company increased 2.8 percentage points, based on continued strong operations.
*	Brazil margin decreased by 14.3 percentage points in the second quarter of FY13 from the second quarter of FY12 entirely due to issues with the Brazilian Navy contract. This contract was to supply coveralls to the Brazilian Navy made from Fire-Resistant cotton for a total value of approximately USD$5 million. The Brazilian currency weakened significantly in May 2012, thereby greatly increasing the material cost purchased from a USA supplier. Further, due to the length of time elapsed since the bid was submitted; there were increases in the material invoiced cost, along with a need to change certain components at a higher cost.
*	Wovens gross margin increased by approximately 10 percentage points in the second quarter of FY13 over the second quarter of FY12 mainly reflecting unusually low margins in the prior year. The current period would have been even higher, but was impacted by continuing inefficiencies resulting from its facility move in April 2012.

Operating Expenses. Operating expenses were flat at $7 million for the three months ended July 31, 2012 and July 31, 2011. As a percentage of sales, operating expenses increased to 29.7% for the three months ended July 31, 2012 from 27.0% for the three months ended July 31, 2011.

$ 0.3	million increase in sales salaries, resulting partly from paying in cash foreign participants in the Restricted Stock Plan, with the balance of the increase resulting from additional sales personnel in Argentina, China and Alabama.
$ 0.1	million increase in professional fees, due to additional legal matters relating to various compliance issues and also several personnel terminations.
$(0.1)	million decreased equity compensation resulting from a reversal of expenses relating to foreign participants, who were compensated in cash in their local countries.
$(0.1)	million decrease in freight out, mainly from lower volume in disposables in the USA.
$(0.2)	million decrease in administration payroll, mainly from reductions in Brazil.

Operating Profit. Operating profit decreased 81.6% to $0.2 million for the three months ended July 31, 2012, from $0.8 million for the three months ended July 31, 2011. Operating margins were 0.6% for the three months ended July 31, 2012, compared to 3.2% for the three months ended July 31, 2011.

Arbitration Judgment in Brazil. As a result of the settlement of the Brazilian arbitration matter in September 2012 a positive adjustment of $2.1 million was recorded in the second quarter of FY13.

Interest Expenses. Interest expenses increased $0.1 million to $0.3 million for the three months ended July 31, 2012, from $0.1 million for the three months ended July 31, 2011, due to higher borrowing levels outstanding.

Income Tax Expense. Income tax expenses consist of federal, state and foreign income taxes. Income tax expenses decreased $0.1 million to $0.0 million for the three months ended July 31, 2012, from $0.1 million for the three months ended July 31, 2011. Our effective tax rates were 1.7% for the second quarter of FY13 and 13.4% for the second quarter of FY12. Our effective tax rate for both periods varied from the 34% federal statutory rate primarily due to goodwill amortization in Brazil and tax loss benefits in the USA at higher rates than China profits were taxed, certain losses in China which are carried forward and the arbitration settlement.

Net Income (Loss). Net income increased by $1.1 million to $1.6 million for the three months ended July 31, 2012, from $0.6 million for the three months ended July 31, 2011, reflecting the $2.1 million adjustment due to the arbitration settlement in September 2012. Without this adjustment, net loss would have been $0.5 million, or $(0.09) per share.

Six months ended July 31, 2012, As Compared to the Six Months Ended July 31, 2011

Net Sales. Net sales from continuing operations decreased $3.9 million, or 7.7%, to $47.5 million for the six months ended July 31, 2012, from $51.4 million for the six months ended July 31, 2011. The net decrease was due to a $9.4 million decrease in domestic sales, offset in part by a $5.4 million increase in foreign sales. USA domestic sales of disposables decreased by $1.2 million, as wovens increased by $0.4 million, and glove sales increased by $0.3 million. The decrease in disposable sales is due primarily to the loss of the DuPont Tyvek sales, to a shortage in stock situation that management believes has been resolved (but may have continuing impact resulting from lost customers), and also to operating inefficiencies resulting from the move from St. Joseph, MO to Decatur, AL and Mexico which resulted in additional lost sales, and a decline in direct container shipments to the USA resulting from high stock levels from larger customers in the USA after the Gulf oil spill in the prior year. External sales from China were up $4.5 million from the year ago period. In addition, domestic sales in China and to the Asia Pacific Rim remain strong recording a $1.0 million increase for the six months ended July 31, 2012. UK sales increased by $1.5 million, or 45.7%, and Chile and Argentina sales increased by 0.6%. Sales in Brazil increased by $1.8 million or 22.3%. The increase in foreign sales is primarily due to introduction of new products and new marketing material targeting specific markets.

Gross Profit. Gross profit from continuing operations decreased $1.6 million, or 10%, to $14.4 million for the six months ended July 31, 2012, from $16.0 million for the six months ended July 31, 2011. Gross profit as a percentage of net sales decreased to 30.4% for the six months ended July 31, 2012, from 31.2% for the six months ended July 31, 2011. Major factors driving the changes in gross margins were:

*	Disposables gross margins increased 5.1 percentage points in the second quarter of FY13 over in the second quarter of FY12, resulting mainly from changed sales mix of nearly all Lakeland branded products this year, while last year had more than 50% sales derived from lower margin DuPont products. This year’s margin was lower than it otherwise would have been mainly as a result of lower volume.
*	China manufacturing gross margins at our Weifang plant decreased by 10 percentage points over last year due to a 12% labor cost increase in April 2012 and the negative impact to margins from sales to our UK operations in Euros.
*	China margins in our Beijing Trading Company increased 3.3 percentage points based on continued strong operations.
*	Brazil margins decreased by 4.3 percentage points in the second quarter of FY13 from the second quarter of FY12 entirely due to issues with the Brazilian Navy contract. The Brazilian currency weakened significantly in May, thereby greatly increasing its material cost purchased from a USA supplier. Further, due to the length of time elapsed since the bid was submitted in respect of the Navy contract, there were increases in the material cost, along with a need to change certain components at a higher cost.
*	Wovens gross margins decreased by approximately 8.5 percentage points in the six months ended July 2012 over the prior year as a result of the facility closure in the first quarter of FY13, partially offset by improvements in the second quarter of FY13.
*	Chemical gross margins decreased by 13.6 percentage points resulting from different sales mix, with improvements in the second quarter of FY13 over the first quarter of FY13.
*	Gloves gross margins improved by 5.6 percentage points resulting from improved mix.

Operating Expenses. Operating expenses from continuing operations increased $0.6 million, or 4%, to $14.3 million for the six months ended July 31, 2012, from $13.7 million for the six months ended July 31, 2011. As a percentage of sales, operating expenses increased to 30% for the six months ended July 31, 2012, from 27% for the six months ended July 31, 2011. The $0.6 million increase in operating expenses in the six months ended July 31, 2012, as compared to the six months ended July 31, 2011, was comprised of:

$ 0.6	million increase in sales commissions mainly resulting from large bid contracts in Brazil.
$ 0.5	million increase in sales salaries resulting from new hires in the USA and cash payments for foreign participants in the Restricted Stock Plan.
$ 0.2	million increase in selling, general and administrative costs reallocated back to China to reflect growth in domestic China sales increases SGA and decreases cost of goods sold.
$ 0.1	million increase in currency fluctuation expense mainly from the Euro depreciation into sales made from our China plants to our U.K. operation.
$(0.1)	million miscellaneous decreases.
$(0.2)	million reduction in equity compensation mainly resulting from foreign participants being paid in cash in their local countries.
$(0.2)	million reduction in freight out resulting from lower volume in disposables in the USA.
$(0.3)	million decrease in administration payroll mainly resulting from staff reductions in the USA and cutbacks in Brazil.

Operating Profit. Operating profit from continuing operations decreased to $0.2 million for the six months ended July 31, 2012 from $2.4 million for the six months ended July 31, 2011. Operating margins were 0.4% for the six months ended July 31, 2012, compared to 4.7% for the six months ended July 31, 2011.

Arbitration Judgment in Brazil. As a result of the decision of the arbitration matter and the subsequent settlement thereof, the Company took a $7.9 million charge, inclusive of expenses, for the six months ended July 31, 2012.

Interest Expenses. Interest expenses from continuing operations increased by $0.2 million for the six months ended July 31, 2012, as compared to the six months ended July 31, 2011, due to higher borrowing levels outstanding.

Income Tax Expense. Income tax expenses from continuing operations consist of federal, state and foreign income taxes. There was an income tax benefit of $0.4 million for the six months ended July 31, 2012, as compared to an expense of $0.5 million for the six months ended July 31, 2011. Our effective tax rates were 38.2% for the second quarter of FY13 (excluding the settlement charge for which there was not tax benefit recorded) and 20.5% for the second quarter of FY12. Our effective tax rate for the second quarter of FY13 varied from the 34% federal statutory rate primarily due to goodwill amortization in Brazil and tax benefits from operating losses in the USA at higher rates than China profits were taxed along (resulting in a lower overall net rate) with certain losses in China which are carried forward with no tax benefit recorded.

Income (Loss). Loss from continuing operations was $8.5 million for the six months ended July 31, 2012 and income from continuing operations was $2.0 million for the six months ended July 31, 2011. Without the $7.9 million charge in respect of the Brazilian arbitration and settlement, the loss from continuing operations would have been $(0.6) million.

Liquidity and Capital Resources

Cash Flows. As of July 31, 2012, we had cash and cash equivalents of $6.5 million and working capital of $44.2 million. Cash and cash equivalents increased $0.8 million, and working capital decreased $20.1 million from January 31, 2012, mainly resulting from reclassifying all TD Bank debt as current and the arbitration accrual. Our primary sources of funds for conducting our business activities have been cash flow provided by operations and borrowings under our credit facilities described below. We require liquidity and working capital primarily to fund operating losses while we transition to Lakeland branded product sales in the USA and, to a lesser extent, for capital expenditures.

Net cash provided by operating activities of $2.1 million for the six months ended July 31, 2012 was due primarily to a $4.6 million increase in accounts payable mainly in China as they source directly from local suppliers and in Brazil as part of the Navy contract, partially offset by a $0.4 million increase in accounts receivable mainly resulting from the Brazilian Navy contract.

We currently have one revolving credit facility with TD Bank of which $9.1 million of borrowings were outstanding as of July 31, 2012. In April 2012, TD Bank, N.A. agreed to provide a $3.0 million term loan facility, in addition to the existing $6.5 million term loan facility, to be used to refinance a portion of the revolver. Borrowings under this $9.5 million term loan facility are in the form of a five-year term loan, with maturity June 2014. Our revolving credit and term loan facility with TD Bank (the “loan facility”) require~~s~~ that we comply with specified financial covenants relating to fixed charge ratio, funded debt to EBIDTA coverage and inventory and accounts receivable collateral coverage ratios. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business.  Default under our loan facility would allow TD Bank to declare all amounts outstanding to be immediately due and payable. Our lender has a security interest in substantially all of our assets to secure the debt under our loan facility. We are currently in default with covenants contained in our loan facility resulting from the Arbitration award in Brazil (and subsequent Settlement Agreement) and financial covenants. While we are in discussions with TD Bank about resolution of these matters, we continue to otherwise operate within the terms of the credit agreement while we work out a resolution.

We believe that we have available resources, together with additional outside funding through debt or equity financings or asset sales, which will enable us to satisfy the payments required under the Settlement Agreement and enable us to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months. While we are in discussions with TD Bank about resolution of the matters discussed in the prior paragraph, no assurances can be given that we will be able to work out a satisfactory arrangement with TD Bank. In addition, the Company has engaged Raymond James & Associates, Inc. to assist the Board of Directors in its evaluation of a broad range of financial and strategic alternatives for the Company. There can be no assurance that we will successfully commensurate a fund-raising transaction that will enable us to make payments in accordance with the Settlement Agreement or otherwise satisfy our future cash flow needs.

Capital Expenditures. Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment and leasehold improvements. Our facilities in China are not encumbered by commercial bank mortgages and, thus, Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. We expect our capital expenditures for the remainder of FY13 to be approximately $0.5million to purchase our capital equipment which primarily consists of computer equipment and apparel manufacturing equipment and approximately $0.6 million for the facility expansion in China.

Foreign Currency Exposure. The Company has foreign currency exposure, principally through its investment in Brazil, sales in China, Canada and the UK and production in Mexico and China. Management has in place a hedging program to offset this risk by purchasing forward contracts to sell the Canadian Dollar, Chilean Peso, Euro and Great Britain Pound. Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. Management has decided not to hedge its long position in the Chinese Yuan and previously the Brazilian Real. In May 2012 we began a limited program to hedge the Brazilian Real on very short term forward contracts.

Health Care Reform. During March 2010, a comprehensive health care reform legislation was signed into law in the USA under the Patient Protection and Affordable Care Act, as amended  by the Health Care and Education Reconciliation Act of 2010 (the “Acts”).  Included among the major provisions of the law is a change in tax treatment of the federal drug subsidy paid with respect to Medicare-eligible retirees.  This change did not have a significant impact because the Company operates its principal drug plan for Medicare-eligible retirees as secondary to Medicare and manages Medicare Part D reimbursement through a third- party administrator.  The effect of the Acts on the Company’s other long-term employee benefit obligation and cost depends on finalization of related regulatory requirements.  The Company will continue to monitor and assess the effect of the Acts as the regulatory requirements are finalized.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Item 4.          Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2012. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in Lakeland Industries, Inc.’s internal control over financial reporting that occurred during Lakeland’s second quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings.

The Company and its wholly-owned subsidiary, Lakeland Brasil S.A. (“Lakeland Brasil” and together with Lakeland Industries, Inc., the “Company”) were parties to an arbitration proceeding in Brazil involving the Company and two former officers (the “former officers”) of Lakeland Brasil.  On May 8, 2012, the Company received notice of an arbitral award in favor of the former officers.  Subsequently, on May 14, 2012, the Company filed a request for clarification seeking a modification of the award or to have it set aside. However, no such relief was awarded to the Company.

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

In the arbitration proceeding, the former officers sought a determination that they were terminated by the Company without cause and, therefore, entitled to be paid their portion of the Maximum SPP and the monthly remuneration that they would have been paid from the date of termination through the end of their contractual employment period on December 31, 2011. On May 8, 2012, the Company received the arbitration decision which accepted the former officers’ requests to declare that their employments were terminated without cause and determined that, among other things, the non-compete clauses of each of the stock purchase agreement and management agreements were null and non-applicable. The Company was ordered to pay to the former officers damages representing their portion of the Maximum SPP in the aggregate amount of R$18,037,500 (approximately US$9 million at current exchange rates) and monthly remuneration from the date of termination through December 31, 2011, which the Company estimates at an aggregate amount of R$1,150,000 (US$580,000). The arbitration panel further ordered that the Company pay the former officers approximately R$450,000 (US$226,000) from an escrow account established in connection with the acquisition and the Company is responsible for payment of 85% of the costs and arbitrators’ fees associated with the arbitration. The arbitration award, with all taxes, expenses, interest and applicable adjustments to date amounts to R$25,148,252 (approximately US$12,575,000) as adjusted for inflation, plus interest and penalties.

On September 11, 2012, the Company and the former officers entered into a settlement agreement (the “Settlement Agreement”) which fully and finally resolves all alleged outstanding claims against the Company arising from the arbitration proceeding. Pursuant to the Settlement Agreement, the Company agreed to pay to the former officers an aggregate of approximately US $8.5 million (the “Settlement Amount”) over a period of six (6) years. The Settlement Amount is payable in combined Brazilian Real and United States dollars as follows: (i) R$3 million (approximately US$1.5 million) was paid on the effective date of the Settlement Agreement, of which amount (A) R$2.294 million (approximately US$1.15 million) in cash was released from the escrow account established in connection with the Qualytextil, S.A. acquisition, and (B) R$706,000 (approximately US$350,000) was paid directly by the Company; (ii) R$2 million (approximately US$1.0 million) is payable on or before December 31, 2012; and (iii) the balance of $6.0 million of the Settlement Amount will be made in United States dollars consisting of 24 consecutive quarterly installments of US$250,000 beginning on March 31, 2013. [In the event the Company fails to pay the remainder of the Settlement Amount in accordance with terms of the Settlement Agreement, the former officers will be entitled to seek payment by the Company of R$25,148,252.47 (approximately US$12,575,000) as adjusted for inflation, plus interest and penalties, less prior payments, which represents the original arbitral award inclusive of all taxes, expenses, interest and applicable adjustments.]

In addition, pursuant to the Settlement Agreement, as additional security for payment of the Settlement Amount, Lakeland Brasil agreed to grant the former officers a second mortgage interest on certain of its property in Brazil, which mortgage is expressly behind the lien securing the payment of tax debts to a state within Brazil related to certain notices of tax assessment on such property. Lakeland also agreed to become a co-obligor, in lieu of a guarantor, for payment of the Settlement Amount.

The Company continues to strongly believe that the Brazilian arbitration decision is inconsistent with the underlying facts. However, the Company entered into the Settlement Agreement to eliminate the uncertainty, burden, risk, expense and distraction of further arbitration or litigation.

Item 1A.       Risk Factors.

The following risk factor supplements the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2012:

As a result of the Company’s recent settlement of its arbitration proceeding in Brazil, the Company will be required to obtain additional capital, for which there can be no assurance, and its loan with TD Bank may become accelerated. In the event that the Company is unable to obtain the requisite capital or in the event the TD Bank loan is accelerated, the Company’s financial condition and results of operations would be materially impaired.

As further described under Part II, Item 1 “Legal Proceedings,” the Company, on September 11, 2012, entered into a Settlement Agreement with two former officers of its Brazilian subsidiary, Lakeland Brasil, pursuant to which the Company agreed to pay to the former officers an aggregate of approximately US$8.5 million (the “Settlement Amount”) over a period of six (6) years, of which approximately US$1,500,000 was paid upon execution of the Settlement Agreement. [In the event the Company fails to pay the remainder of the Settlement Amount in accordance with terms of the Settlement Agreement, the former officers will be entitled to seek payment by the Company of R$25,148,252.47 (approximately US$12,575,000) as adjusted for inflation, plus interest and penalties, less prior payments, which represents the original arbitral award inclusive of all taxes, expenses, interest and applicable adjustments.]

The Company believes that its available resources, together with additional outside funding through debt or equity financings or asset sales, will enable it to make timely payment of the Settlement Amount and continue its operations on a viable basis. There can, however, be no assurance that such outside funding will ultimately be obtained. The Company is continuing to work with Raymond James & Associates, Inc. in its evaluation of a broad range of financial and strategic alternatives for the Company. In addition, even if the Company were to pay such amounts, there nonetheless could be a material adverse effect on its liquidity and thereby materially adversely affect operations.

In addition, as a result of the Settlement Agreement, one or more events of default are continuing under the Company’s Loan Agreement with TD Bank and TD Bank may, at its option, accelerate the loan. There is approximately $15.1 million as of July 31, 2012 outstanding under the Loan Agreement. While TD Bank has orally indicated that it would not object to the Company’s payment of the portion of the Settlement Amount due upon execution of the Settlement Agreement, it has not expressly waived the events of default under the Loan Agreement. The Company continues to be in discussions with TD Bank about resolution of these matters and is continuing to otherwise operate within the terms of the Loan Agreement, however, no assurance can be given that the Company will work out a satisfactory arrangement with TD Bank or that TD Bank will not accelerate the loan.

Item 3.          Defaults Upon Senior Securities.

As a result of the arbitration proceeding and the Settlement Agreement and the recent operating results of the Company, an event of default has occurred and is continuing under the Company’s Loan Agreement with TD Bank for failure of the Company to comply with the financial covenants, including minimum EBITDA requirements, under its Loan Agreement, as discussed above in Item 1A of Part II. TD Bank may, at its option, accelerate the loan. There is currently approximately $15,139,000 outstanding under the Loan Agreement. All scheduled payments of principal and interest under the Loan Agreement have been made.

Item 5.          Other Information:

We hereby incorporate by reference the information relating to the Settlement Agreement contained in Note 14, “Brazil Management and Share Purchase Agreement - Arbitration and Subsequent Event” of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this quarterly report.

Item 6.          Exhibits:

Exhibits:
10.1	Settlement Agreement
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Definitions Document*
101.DEF	XBRL Taxonomy Extension Labels Document*
101.LAB	XBRL Taxonomy Extension Labels Document*
101.PRE	XBRL Taxonomy Extension Presentations Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

_________________SIGNATURES_________________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: September 13, 2012	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President and Secretary
(Principal Executive Officer and Authorized Signatory)

Date: September 13, 2012	/s/Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)

