Form 10-Q/A
period 2012-07-31
LAKELAND INDUSTRIES INC
filed 2012-10-03
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                              Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act. Check one.

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

EXPLANATORY NOTE

Lakeland Industries, Inc. (the “Registrant”) filed its Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 (the “Form 10-Q”) on September 13, 2012. The Registrant is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) solely to (i) restate the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to correct a typographical error in the third sentence under “Net Sales” for the “Six Months ended July 31, 2012, as Compared to the Six Months ended July 31, 2011” and (ii) furnish its Interactive Data Files as Exhibit 101. The corrected sentence now reads “USA domestic sales of disposables decreased by $8.8 million, as wovens increased by $0.4 million, and glove sales increased by $0.3 million.” The Registrant elected to take advantage of the 30-day grace period for filing its first XBRL documents with detail tagging requirements, as permitted by Rule 405 of Regulation S-T.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Investors should continue to rely on the originally filed version of the Form 10-Q, other than with respect to the corrected sentence as set forth above. No other changes have been made to the Form 10-Q other than those described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or, except as described above, modify or update any disclosures made in the Form 10-Q.

PART I	FINANCIAL INFORMATION

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

Six months ended July 31, 2012, As Compared to the Six Months Ended July 31, 2011

Net Sales. Net sales from continuing operations decreased $3.9 million, or 7.7%, to $47.5 million for the six months ended July 31, 2012, from $51.4 million for the six months ended July 31, 2011. The net decrease was due to a $9.4 million decrease in domestic sales, offset in part by a $5.4 million increase in foreign sales. USA domestic sales of disposables decreased by $8.8 million, as wovens increased by $0.4 million, and glove sales increased by $0.3 million. The decrease in disposable sales is due primarily to the loss of the DuPont Tyvek sales, to a shortage in stock situation that management believes has been resolved (but may have continuing impact resulting from lost customers), and also to operating inefficiencies resulting from the move from St. Joseph, MO to Decatur, AL and Mexico which resulted in additional lost sales, and a decline in direct container shipments to the USA resulting from high stock levels from larger customers in the USA after the Gulf oil spill in the prior year. External sales from China were up $4.5 million from the year ago period. In addition, domestic sales in China and to the Asia Pacific Rim remain strong recording a $1.0 million increase for the six months ended July 31, 2012. UK sales increased by $1.5 million, or 45.7%, and Chile and Argentina sales increased by 0.6%. Sales in Brazil increased by $1.8 million or 22.3%. The increase in foreign sales is primarily due to introduction of new products and new marketing material targeting specific markets.

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

PART II	OTHER INFORMATION

Item 6.	Exhibits:

Exhibits:

10.1	Settlement Agreement

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Definitions Document

101.DEF**	XBRL Taxonomy Extension Labels Document

101.LAB**	XBRL Taxonomy Extension Labels Document

101.PRE**	XBRL Taxonomy Extension Presentations Document

* Filed herewith

** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: October 3, 2012	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President and Secretary
(Principal Executive Officer and Authorized Signatory)

Date: October 3, 2012	/s/Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)