Form 10-Q
period 2012-10-31
LAKELAND INDUSTRIES INC
filed 2012-12-13
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Nonaccelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 11, 2012
Common Stock, $0.01 par value per share	5,332,159 shares

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:

		Page
Item 1.	Financial Statements:

	Introduction	3

	Condensed Consolidated Statements of Operations
	Three and Nine Months Ended October 31, 2012 and 2011	5

	Condensed Consolidated Statements of Comprehensive Income
	Three and Nine Months Ended October 31, 2012 and 2011	6

	Condensed Consolidated Balance Sheets
	October 31, 2012 and January 31, 2012	7

	Condensed Consolidated Statement of Stockholders' Equity
	Nine Months Ended October 31, 2012	8

	Condensed Consolidated Statements of Cash Flows
	Nine Months Ended October 31, 2012 and 2011	9

Notes to Condensed Consolidated Financial Statements		10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33

PART II - OTHER INFORMATION:

Item 6.	Exhibits	33

Signature Pages		35

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION

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

The forward-looking statements in this Form 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	The effect of the recent settlement of the Brazilian arbitration proceeding pursuant to which we are required to pay out approximately $8.5 million over six years, including $1,000,000 by December 31, 2012;
•	Risks associated with our recent failure to be in compliance with certain covenants in our loan agreement with TD Bank and the risks associated with maintaining compliance with such covenants as recently amended;
•	Our ability to pay or refinance the revolving credit portion ($9.6 million as of October 31, 2012) of our loan with TD Bank which is due June 30, 2013;
•	Our loss from continuing operations, before income taxes, for the three months and nine months ended October 31, 2012;
•	The results of an updated year-end review of the market value of its assets of discontinued operations in India;
•	The results of an updated year-end review of the carrying value of goodwill and other intangible assets relating to its operation in Brazil;
•	Our ability to replace the sales lost by virtue of the termination of our supply agreement with DuPont in July 2011 with sales of Lakeland branded products;
•	Our ability to obtain fabrics and components from suppliers and manufacturers at competitive prices or prices that vary from quarter to quarter;
•	Risks associated with our international manufacturing and sales operations;
•	Potential fluctuations in foreign currency exchange rates;
•	Our ability to respond to rapid technological change;
•	Our ability to identify and complete acquisitions or future expansion;
•	Our ability to manage our growth;
•	Our ability to recruit and retain skilled employees, including our senior management;
•	Our ability to accurately estimate customer demand;
•	Competition from other companies, including some with greater resources;
•	Risks associated with sales to foreign buyers;
•	Restrictions on our financial and operating flexibility as a result of covenants in our credit facilities;
•	Our ability to obtain additional funding to expand or operate our business as planned;
•	The impact of potential product liability claims;
•	Liabilities under environmental laws and regulations;
•	Fluctuations in the price of our common stock;
•	Variations in our quarterly results of operations;

•	The cost of compliance with the Sarbanes-Oxley Act of 2002 and rules and regulations relating to corporate governance and public disclosure;
•	The significant influence of our directors and executive officers on our Company and on matters subject to a vote of our stockholders;
•	The impact of a decline in federal funding for preparations for terrorist incidents;
•	The limited liquidity of our common stock;
•	The other factors referenced in this Form 10-Q, including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2012 Form 10-K, as modified in the Form 10-Q for the quarters ended April 30, 2012 and July 31, 2012.

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

Three and nine months ended October 31, 2012 and 2011

	THREE MONTHS ENDED		NINE MONTHS ENDED
	October 31,		October 31,
	2012	2011	2012	2011
Net sales from continuing operations	$24,238,573	$24,744,033	$71,718,608	$76,162,356
Cost of goods sold from continuing operations	16,951,519	17,330,988	49,988,970	52,688,619
Gross profit from continuing operations	7,287,054	7,413,045	21,729,638	23,473,737
Operating expenses from continuing operations	7,019,656	6,840,364	21,285,329	20,499,495
Operating profit from continuing operations	267,398	572,681	444,309	2,974,242
Foreign Exchange charge gain (loss) Brazil	(61,791)	(343,803)	(840,319)	(94,953)
Arbitration judgment in Brazil	—	—	(7,873,847)	—
Other income (loss), net	51,972	(12,328)	171,961	53,302
Interest expense	(270,273)	(161,914)	(766,119)	(425,471)
Income (loss) from continuing operations before income taxes	(12,694)	54,636	(8,864,015)	2,507,120
Provision (benefit) for income taxes	(295,340)	(90,998)	(669,024)	411,650
Income (loss) from continuing operations	282,646	145,634	(8,194,991)	2,095,470
Discontinued operations:
Loss from operations of discontinued India glove manufacturing facility	—	(1,128,390)	—	(1,445,026)
Benefit for income taxes	—	(406,120)	—	(520,210)
Loss on discontinued operations	—	(722,270)	—	(924,816)
Net Income (loss)	$282,646	$(576,636)	($8,194,991)	$1,170,654
Earnings (loss) per share - Basic
Income (loss) from continuing operations	$0.05	$0.03	$(1.55)	$0.40
Discontinued operations	—	$(0.14)	—	$(0.18)
Net income (loss)	$0.05	$(0.11)	$(1.55)	$0.22
Earnings (loss) per share - Diluted
Income (loss) from continuing operations	$0.05	$0.03	$(1.55)	$0.39
Discontinued operations	—	$(0.14)	—	$(0.17)
Net Income (loss)	$0.05	$(0.11)	$(1.55)	$0.22
Weighted average common shares outstanding:
Basic	5,330,286	5,225,020	5,276,288	5,224,371
Diluted	5,367,243	5,356,835	5,276,288	5,348,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

Certain reclassifications of prior period data have been made to conform to current period classifications.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three and nine months ended October 31, 2012 and 2011

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Net income (loss)	$282,646	$(576,636)	$(8,194,991)	$1,170,654
Other comprehensive income (loss):
Cash flow hedge in China	119,150	40,698	(111,715)	108,375
Foreign currency translation adjustments:
Lakeland Brazil, S.A.	$446,945	(1,904,804)	$(2,982,122)	$(678,905)
Canada	2,037	(25,641)	(1,367)	(263)
United Kingdom	54,826	(94,165)	(74,128)	11,494
China	44,066	19,908	21,984	46,645
Russia/Kazakhstan	8,895	(36,022)	(51,154)	(25,950)
Other comprehensive income (loss)	675,919	(2,000,026)	(3,198,502)	(538,604)
Comprehensive income (loss)	$958,565	$(2,576,662)	$(11,393,493)	$632.050

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

October 31, 2012 (unaudited) and January 31, 2012

	October 31, 2012	January 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$5,551,735	$5,711,038
Accounts receivable, net of allowance for doubtful accounts of $239,600 at October 31, 2012 and $270,200 at January 31, 2012	15,597,842	12,576,362
Inventories, net of reserves of $1,901,000 at October 31, 2012 and $1,601,000 at January 31, 2012	41,237,295	45,668,355
Deferred income taxes	4,959,813	3,987,671
Assets of discontinued operation in India	1,990,063	1,998,570
Prepaid income and VAT tax	2,244,369	1,772,806
Other current assets	1,986,041	1,993,151
Total current assets	73,567,158	73,707,953
Property and equipment, net	14,139,625	13,914,826
Prepaid VAT and other taxes, noncurrent	2,432,526	2,791,107
Security deposits	1,381,259	1,330,679
Intangibles and other assets, net	3,931,311	4,527,335
Goodwill	5,529,163	6,132,954
Total assets	$100,981,042	$102,404,854
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,360,507	$4,600,437
Accrued compensation and benefits	1,738,756	1,304,818
Other accrued expenses	1,828,659	1,584,894
Liabilities of discontinued operation in India	19,651	64,780
Current maturity of long-term debt	100,240	860,451
Current maturity of arbitration settlement	1,760,346	—
Short-term borrowing	887,517	1,037,808
Term loans to TD Bank	5,815,000	—
Borrowings under revolving credit facility	9,558,882	—
Total current liabilities	29,069,558	9,453,188
Accrued Arbitration Award in Brazil (net of current maturities)	4,906,761	—
Borrowings under revolving credit facility	—	11,457,807
Other long-term debt	1,502,144	4,814,682
Other liabilities-accrued legal fees in Brazil	83,810	99,367
VAT taxes payable long-term	3,322,993	3,312,953
Total liabilities	38,885,266	29,137,997
Stockholders' equity:
Preferred stock, $.01 par; authorized 1,500,000 shares (none issued)		—
Common stock, $.01 par; authorized 10,000,000 shares, issued, 5,688,600 and 5,581,919 outstanding, 5,332,159 and 5,225,478 at October 31, 2012 and January 31, 2012	56,886	55,819
Treasury stock, at cost, 356,441 shares at October 31, 2012 and 356,441 at January 31, 2012	(3,352,291)	(3,352,291)
Additional paid-in capital	50,993,939	50,772,594
Retained earnings	17,621,233	25,816,224
Accumulated other comprehensive loss	(3,223,991)	(25,489)
Total stockholders' equity	62,095,776	73,266,857
Total liabilities and stockholders’ equity	$100,981,042	$102,404,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

Certain reclassifications of prior period data have been made to conform to current period classifications.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

Nine months ended October 31, 2012

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total

Balance, January 31, 2012	5,581,919	$55,819	(356,441)	$(3,352,291)	$50,772,594	$25,816,224	$(25,489)	$73,266,857
Net loss	—	—	—	—	—	(8,194,991)	—	(8,194,991)
Other comprehensive loss	—	—	—	—	—	—	(3,198,502)	(3,198,502)
Stock-based compensation:
Grant of director stock options	—	—	—	—	24,630	—	—	24,630
Restricted stock issued at par	106,681	1,067	—	—	(1,067)	—	—	—
Return of shares in lieu of payroll tax withholding	—	—	—	—	(131,223)	—	—	(131,223)
Restricted Stock Plan:
2009 Plan	—	—	—	—	124,342	—	—	124,342
2012 Plan	—	—	—	—	204,663	—	—	204,663
Balance October 31, 2012	5,688,600	$56,886	(356,441)	$(3,352,291)	$50,993,939	$17,621,233	$(3,223,991)	$62,095,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine months ended October 31, 2012 and 2011

	For the Nine Months Ended October 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(8,194,991)	$1,170,654
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Arbitration award in Brazil	7,873,847	—
Provision for inventory obsolescence	300,000	(37,000)
Provision for doubtful accounts	(30,000)	—
Deferred income taxes	(1,209,562)	28,786
Depreciation and amortization	1,128,784	1,207,135
Stock based and restricted stock compensation	353,635	499,493
(Increase) decrease in operating assets:
Accounts receivable	(3,416,523)	(1,030,161)
Inventories	2,591,044	(2,158,394)
Prepaid income taxes and other current assets	(760,075)	(1,095,559)
Other assets	(370,858)	1,692,670
Assets of discontinued operations	8,507	688,760
Increase (decrease) in operating liabilities:
Accounts payable	3,482,073	(1,114,219)
Accrued expenses and other liabilities	408,254	(1,431,087)
Liabilities of discontinued operations	(45,129)	332,267
Arbitration settlement payments	(503,539)	—
Net cash provided by (used in) operating activities	1,615,467	(1,246,655)
Cash flows from investing activities:
Purchases of property and equipment	(1,291,197)	(3,734,007)
Net cash used in investing activities	(1,291,197)	(3,734,007)
Cash flows from financing activities:
Net borrowings (repayments) under credit agreement, net of reclassification to term loans	(1,898,925)	1,219,934
Proceeds from term loans net of repayments	2,280,000	3,725,000
Canada loan repayments	(175,150)	(73,420)
Brazil borrowings (repayments)	(542,489)	587,337
Purchases of stock under stock repurchase program	—	(339,371)
Other liabilities	(15,558)	(925)
Shares returned in lieu of taxes under restricted stock program-cash paid	(131,223)	(50,429)
VAT taxes payable	10,040	3,035
Net cash provided by (used in) financing activities	(473,305)	5,071,161
Effect of exchange rate changes on cash	(10,268)	(96,917)
Net decrease in cash and cash equivalents	(159,303)	(6,418)
Cash and cash equivalents at beginning of period	5,711,038	5,953,069
Cash and cash equivalents at end of period	$5,551,735	$5,946,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

Certain reclassifications of prior period data have been made to conform to current period classifications.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business

Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is in the United States. No customer accounted for more than 10% of net sales during the nine-month periods ended October 31, 2012 and 2011.

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

The results of operations for the three and nine-month periods ended October 31, 2012 are not necessarily indicative of the results to be expected for the full year.

In this Form 10-Q, “FY” means fiscal year; thus, for example, FY13 refers to the fiscal year ending January 31, 2013.

3.	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4.	Inventories:

Inventories consist of the following:

	October 31,	January 31,
	2012	2012
Raw materials	$17,333,438	$21,213,423
Work-in-process	1,773,586	1,790,510
Finished goods	22,130,271	22,664,422
	$41,237,295	$45,668,355

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or market.

5.	Earnings Per Share:

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

The following table sets forth the computation of basic and diluted earnings per share based upon income (loss) from continuing operations at October 31, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Numerator
Net income (loss) from continuing operations	$282,646	$145,634	$(8,194,991)	$2,095,470
Denominator
Denominator for basic earnings per share
(Weighted-average shares which reflect 356,441 and 356,441 and 356,441 and 356,441 weighted average common shares in the treasury as a result of the stock repurchase program for the three months and nine months in each of 2012 and 2011, respectively	5,330,286	5,225,020	5,276,288	5,224,371
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	36,957	131,815	0	123,801
Denominator for diluted earnings per share	5,367,243	5,356,835	5,276,288	5,348,172
(adjusted weighted average shares)
Basic earnings (loss) per share	$0.05	$0.03	$(1.55)	$0.40
Diluted earnings (loss) per share	$0.05	$0.03	$(1.55)	$0.39

6.	Revolving Credit Facility

At October 31, 2012, the total balance outstanding under our revolving credit facility amounted to $9.6 million. In January 2010, the Company entered into a one-year $23.5 million revolving credit facility (as amended from time to time, the “Loan Agreement”) with TD Bank, N.A. (“TD Bank”). In January 2011, TD Bank agreed to a two-year extension to expire January 2013 and in June 2011, TD Bank agreed to extend the term to June 2014 and add a $6.5 million term loan facility to be used to fund capital expansion in Brazil, Mexico and Argentina, as well as the ability to refinance existing debt in Canada. In April 2012, TD Bank agreed to add a $3.0 million term loan facility to be used to refinance a portion of the revolver. Borrowings under this $9.5 million term loan facility are in the form of a five-year term loan, with maturity June 2014. As a result of the arbitration award issued against the Company in May 2012 (see Note 14) and the subsequent entry into a Settlement Agreement in respect thereof, as well as due to the recent operating results of the Company mentioned below, one or more events of default have occurred under the TD Bank revolving credit facility and term loan facility including an event of default for failure to comply with the minimum EBITDA covenant, which would have allowed TD Bank, at its option, to accelerate the loan.

On October 17, 2012 the Company entered into an Amendment No. 5 and Waiver (the “Amendment”) to the Loan Agreement. Under the Amendment, TD Bank has agreed to waive the Company’s non-compliance with the consolidated leverage ratio requirements and consolidated EBITDA requirements of the Loan Agreement, in each case, for the fiscal quarters ended April 30, 2012 and July 31, 2012. TD Bank has also agreed, with respect to standards for the October 31, 2012 quarter compliance standards, not to test or has revised these and one other financial covenant. As a result of the waivers, the Company is currently in compliance with the Loan Agreement.

Pursuant to the Amendment, TD Bank has reduced the Company’s revolving line of credit from the aggregate principal amount of $30,000,000 to $17,500,000 and increased the maximum interest rate payable on the revolving credit balance from LIBOR plus 2.50% to LIBOR plus 3.50%. There is currently approximately $15,400,000 of outstanding borrowings under the Loan Agreement. The maturity date of amounts outstanding under the revolving credit facility was changed from June 30, 2014 to June 30, 2013. The Loan Agreement requires payment of certain access fees for all unused portions of the total borrowing capacity provided to the Company.

The Company has engaged Raymond James & Associates, Inc. to assist the Board of Directors in its evaluation of a broad range of financial and strategic alternatives for the Company.

7.	Major Supplier

We did not purchase in excess of 10% of our cost of goods sold from any one supplier during the nine-month period ended October 31, 2012.

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

Under the 2009 Equity Incentive Plan, the Company has issued 104,989 fully vested shares as of October 31, 2012. The Company has granted up to a maximum of 35,989 restricted stock awards as of October 31, 2012. All of these restricted stock awards are nonvested at October 31, 2012 and have a weighted average grant date fair value of $8.36. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

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

Under the 2012 Equity Incentive Plan, the Company has granted 222,621 restricted stock awards as of October 31, 2012, assuming all maximum awards are achieved. All of these restricted stock awards are nonvested at October 31, 2012 (161,121 shares at “baseline”), and have a weighted average grant date fair value of $6.43. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of October 31, 2012, unrecognized stock-based compensation expense related to restricted stock awards totaled $51,437 pursuant to the 2009 Equity Incentive Plan and $1,261,762 pursuant to the 2012 Equity Incentive Plan, before income taxes, based on the maximum performance award level, less what has been charged to expense on a cumulative basis through October 31, 2012, which was set at baseline. Such unrecognized stock-based compensation expense related to restricted stock awards totaled $51,437 for the 2009 Equity Incentive Plan and $865,702 for the 2012 Equity Incentive Plan at the baseline performance level. The cost of these nonvested awards is expected to be recognized over a weighted-average period of three years. The Board has estimated its current performance level to be at the baseline level, and expenses have been recorded accordingly. The performance based awards are not considered stock equivalents for earnings per share (“EPS”) calculation purposes.

The following table represents our stock options granted, exercised and forfeited during the nine-months ended October 31, 2012.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 31, 2012	18,200	$7.31	3.38 years	$10,230
Granted during the nine months ended October 31, 2012	10,000	$6.44	5.66 years	$100
Forfeited during the nine months ended October 31, 2012	4,200	$10.67	—	—
Outstanding at October 31, 2012	24,000	$7.47	4.20 years	$1,300
Exercisable at October 31, 2012	24,000	$7.47	4.20 years	$1,300
Reserved for future issuance:
Directors’ Plan	21,300

There were no exercises during the nine-months ended October 31, 2012.

Stock-Based Compensation

The Company recognized total stock-based compensation costs of $349,530 and $499,493 for the nine-months ended October 31, 2012 and 2011, respectively, of which $0 and $4,253 result from the 2006 Equity Plan, $124,342 and $476,692 result from the 2009 Equity Incentive Plan, $204,663 and $0 result from the 2012 Equity Incentive Plan and $20,525 and $18,548, from the Directors Option Plan, for the nine-months ended October 31, 2012 and 2011, respectively. These amounts are reflected in selling, general and administrative expenses. The total income tax benefit recognized for stock-based compensation arrangements was $127,578 and $182,315 for the nine-months ended October 31, 2012 and 2011, respectively.

Shares under 2009 Plan	Outstanding unvested grants at maximum at beginning of FY13	Granted during FY13 through October 31, 2012	Becoming Vested during FY13 through October 31, 2012	Forfeited during FY13 through October 31, 2012	Outstanding unvested grants at maximum at October 31, 2012

Restricted stock grants - employees	129,536	—	79,313	50,223	—
Restricted stock grants - directors	63,184	—	45,232	17,952	—
Matching award program	3,500	—	—	—	3,500
Bonus in stock - employees	25,801	3,289	3,000	—	26,090
Retainer in stock - directors	5,572	1,116	—	—	6,688
Total restricted stock plan	227,593	4,405	127,545	68,175	36,278

Weighted average grant date fair value	$8.04	$8.82	$8.03	$8.00	$8.27

Shares under 2012 Plan	Outstanding unvested grants at maximum at beginning of FY13	Granted during FY13 through October 31, 2012	Becoming Vested during FY13 through October 31, 2012	Forfeited during FY13 through October 31, 2012	Outstanding unvested grants at maximum at October 31, 2013

Restricted stock grants - employees	—	164,500	—	—	164,500
Restricted stock grants - directors	—	49,500	—	—	49,500
Matching award program	—	—	—	—	—
Bonus in stock – employees	—	4,331	—	—	4,331
Retainer in stock – directors	—	4,290	—	—	4,290
Total restricted stock plan	—	222,621	—	—	222,621

Weighted average grant date fair value	—	$6.43	—	—	$6.43

9.	Manufacturing Segment Data

Domestic and international sales from continuing operations are as follows:

	Three Months Ended October 31, (in millions of dollars)				Nine Months Ended October 31, (in millions of dollars)
	2012		2011		2012		2011
Domestic	$9.8	41%	$12.7	51%	$28.7	40%	$41.0	53%
International	14.4	59%	12.0	49%	43.0	60%	35.2	47%
Total	$24.2	100%	$24.7	100%	$71.7	100%	$76.2	100%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Decatur, Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products), Jerez, Mexico (primarily disposable, glove and chemical suit production) and Sinking Spring, Pennsylvania (primarily woven products production). We also maintain three manufacturing facilities in China (primarily disposable and chemical suit production). Our China facilities, the Jerez Mexico, Salvador Brazil and our Decatur, Alabama facility produce the majority of the Company’s products. The accounting policies of these operating entities are the same as those described in Note 1 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2012. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in Canada, Europe, Chile and China, which sell and distribute products shipped from the United States, Mexico or China. The table below represents information about reported manufacturing segments for the three-month and nine-month periods noted therein:

	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, (in millions of dollars)
	2012	2011	2012	2011
Net Sales from Continuing Operations:
USA	$10.72	$13.61	$31.30	$44.36
Other foreign	6.67	4.37	18.18	14.09
China	9.53	6.54	27.80	21.35
Brazil	4.29	4.87	14.17	12.96
Less intersegment	(6.97)	(4.65)	(19.73)	(16.60)
Consolidated	$24.24	$24.74	$71.72	$76.16
External Sales from Continuing Operations:
USA	$9.83	$12.74	$28.69	$41.00
Other foreign	5.92	3.90	16.41	12.54
China	4.20	3.23	12.45	9.66
Brazil	4.29	4.87	14.17	12.96
Consolidated	$24.24	$24.74	$71.72	$76.16
Intersegment Sales from Continuing Operations:
USA	$0.89	$0.87	$2.61	$3.36
Other foreign	0.75	0.47	1.77	1.55
China	5.33	3.31	15.35	11.69
Brazil	0.00	0.00	0.00	0.00
Consolidated	$6.97	$4.65	$19.73	$16.60
Operating Profit (Loss) from Continuing Operations:
USA	$(0.85)	$(0.61)	$(3.11)	$(0.46)
Other foreign	0.43	0.09	0.87	0.49
China	1.01	0.46	2.16	1.94
Brazil	(0.37)	0.46	(0.25)	0.27
Less intersegment	0.05	0.17	0.77	0.73
Consolidated	$0.27	$0.57	$0.44	$2.97
Depreciation and Amortization Expense from Continuing Operations:
USA	$0.15	$0.16	$0.44	$0.51
Other foreign	0.05	0.04	0.16	0.11
China	0.09	0.08	0.26	0.24
Brazil	0.09	0.10	0.27	0.35
Consolidated	$0.38	$0.38	$1.13	$1.21
Interest Expense from Continuing Operations:
USA	$0.17	$0.11	$0.41	$0.27
Other foreign	0.05	0.06	0.15	0.18
China	0.00	0.00	0.00	0.00
Brazil	0.24	0.08	0.76	0.18
Less intersegment	(0.19)	(0.09)	(0.55)	(0.21)
Consolidated	$0.27	$0.16	$0.77	$0.42
Income Tax Expense (Benefit) from Continuing Operations:
USA	$(0.32)	$(0.27)	$(1.06)	$(0.29)
Other foreign	0.02	0.45	0.14	0.70
China	0.03	0.18	0.40	0.56
Brazil	(0.14)	(0.06)	(0.43)	(0.20)
Less intersegment	0.11	(0.39)	0.28	(0.36)
Consolidated	$(0.30)	$(0.09)	$(0.67)	$0.41
Total Assets (at Balance Sheet Date):
USA			$29.64	$37.43
Other foreign			17.69	14.75
China			26.49	22.32
India assets of discontinued operations			2.67	3.73
Brazil			24.49	27.16
Consolidated			$100.98	$105.39
Long-lived Assets (at Balance Sheet Date)
USA			$5.02	$5.33
Other foreign			1.70	0.03
China			3.02	2.49
Brazil			2.88	2.49
India			1.52	3.25
Consolidated			$14.14	$13.59

10. Income Tax Audit/Change in Accounting Estimate

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

There was no activity during FY12 or FY13, and the uncertain tax liability at October 31, 2012, was $0. The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense.

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

Our three major foreign tax jurisdictions are China, Canada and Brazil. According to China tax regulatory framework, there is no statute of limitation on fraud or any criminal activities to deceive tax authorities. However, the general practice for taxing authorities is to go back five years, and general practice for records maintenance is 15 years. China tax authorities have performed limited reviews on all China subsidiaries as of tax years 2008, 2009, 2010 and 2011 with no significant issues noted. As of this statement filing date, we believe our tax positions are reasonably stated.

Lakeland Protective Wear, Inc., our Canadian subsidiary, follows Canada tax regulatory framework recording its tax expense and deferred tax assets or liabilities. As of this statement filing date, we believe the Company’s tax situation is reasonably stated, and we do not anticipate future tax liability.

The Company’s Brazilian subsidiary is under a tax audit, which raised some issues regarding the tax impact related to the merger in 2008 and the goodwill resulting from the structure which was set up at the Company's Brazilian counsel's advice. The Company has received a formal claim from the authorities in the amount of USD$1.1 million ($R2.3 million) (mostly fines and penalty). The Company has filed a lawsuit in order to cancel this claim. We are still in first administrative level, in case of loss we can appeal another administrative level. Management believes it is possible that we will have success in our defense at the administrative level. In the event we go to judicial level, management believes the chance of loss is remote.

The structure of our 2008 acquisition is relatively common in acquisitions of Brazilian operations made by non-Brazilian companies. In general, acquisitions with this structure have survived challenge by the taxing authorities in Brazil. The cumulative amount of tax benefits recognized on the Company’s books through October 31, 2012, resulting from the tax deduction of the goodwill amortization is approximately USD$870,000. This results from the goodwill on the Brazilian books which, for Brazilian tax purposes, is eligible for tax write-off over a five year period dating from November 2008.

11. Derivative Instruments and Foreign Currency Exposure

The Company has foreign currency exposure, principally through sales in Canada, Brazil, China, Argentina, Chile and the UK, and production in Brazil, Mexico and China. Management has commenced a derivative instrument program to partially offset this risk by purchasing forward contracts to sell the Canadian Dollar, the Chilean Peso, the Euro, the Great Britain Pound and the Argentina Peso. Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. Management has decided not to hedge its long position in the Chinese Yuan. Management previously had not hedged the Brazilian Real, but commenced doing so in May 2012. We designated the forward contracts as nonhedging instruments with loss and gain recognized in the current earnings. In the three and nine-months ended October 31, 2012, the Company sustained a pre-tax gain on foreign exchange in Brazil of $61,791or $0.01 per share and a pre-tax loss of  ($840,319) or ($0.13 per share, respectively included in pre-tax income from continuing operations. In the three and nine months ended October 31, 2011, the Company recorded a loss on foreign exchange in Brazil of ($343,803) or ($0.05) per share and ($94,953) or ($0.01) per share, respectively included in pre-tax income from continuing operations.

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

Derivatives not designated as hedging instruments (in thousands)

Foreign Exchange Forward Contracts

	Three Months Ended		Nine Months Ended
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Notional Value in USD	$11,175	$3,444	$36,501	$9,950
Gain and loss reported in current operating income (expense)	$205	$41	$261	$(130)

Derivatives designated as hedging instruments (in thousands)

Asset Derivative from Foreign Currency Cash Flow Hedge

	As of October 31, 2012	As of January 31, 2012
Notional value in USD	$6,777	$6,904
Gain and (loss) reported in equity as other comprehensive income	$11	$123
Reported in Balance Sheet	Other payables	Other assets

Effect of Derivative on Income Statement from Foreign Currency Cash Flow Hedge

	Nine Months Ended October 31, 2012	Nine Months Ended October 31, 2011
Gain reclassed from other comprehensive income into current earnings during nine months ended October 31, 2012 reported in operating income	$33	$30

The cash flow hedge is designed to hedge the payments made in Euros and USA dollars to our China subsidiaries. Fair value of $10,775 and $87,614 were both recorded as other assets as of October 31, 2012 and 2011.

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

An audit for the 2007-2009 period has been completed by the State of Bahia. In October 2010, the Company received a claim for 2007-2009 from the State of Bahia for taxes of R$6.2 (US$3.1) million and fines and penalties of R$6.1 (US$3.0) million, for a total of R$12.3 (US$6.2) million, which had been expected per above. The Company intends to defend and wait for the next amnesty period.  Of these claims, our attorney informs us that R$0.4 (US$0.2) million in respect of fines and penalties will likely be successfully defended based on state auditor misunderstanding.

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
[2] The amount allowed as credit against future payments represents the VAT taxes actually previously paid to the neighboring state.

Of these claims, our attorney informs us that R$1.0 (US$0.6) million will be successfully defended based on a lapse of statute of limitations and R$0.3 (US$0.2) million based on state auditor misunderstanding. No accrual has been made for these items.

The total taxes paid into the amnesty program on May 31, 2010 were R$3.5 (US$2.2) million.

Future Accounting for Funds

Following payment into the amnesty program, a portion of the taxes were since recouped via credits against future taxes due. The Company does not expect any further charges to expense other than as described below:

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

Summary of Cash Flow Requirements: (R$ millions and US$ millions)

Claim period/description	Taxes		Fines and penalties		Maximum judicial deposit

2004-2006 not paid into amnesty and being defended. Management does not plan to pay this into amnesty	R$	1.3	R$	1.9	R$	3.2	US$	1.6

2007-2009 claim by State of Bahia (1)	R$	6.2	R$	6.1	R$	12.3	US$	6.2

TOTAL	R$	7.5	R$	8.0	R$	15.5	US$	7.8

(1)  Our attorney informs us that based on the slow progress so far in the administrative proceedings for the 2007-2009 claim, they believe it is now more likely than not that the next amnesty will arrive prior to the need to pay the R$12.3 judicial deposit. Therefore, the most likely cash flow outlook in management’s opinion is as follows:

R$3.1 (US$1.6) million 2004-2006 Judicial deposit	Management has been able to satisfy the remaining balance of R$3.1 (US$1.6) million judicial deposits by pledging real estate owned rather than paying cash

R$6.2 (US$3.1) million 2007-2009 claim into amnesty	From Quarter One Fiscal year 2014 to Quarter Two Fiscal year 2014

At the next amnesty period:

•	If before judicial process - still administration proceeding - the Company would pay only the taxes with no penalty or interest. This would then be recouped via credits against future taxes on future imports. As before, the Company would lose desenvolve and interest.
•	If after judicial process commences - the amount of the judicial deposit previously remitted would be reclassified to the taxes at issue, and the excess submitted to cover fines and interest would be refunded to QT. As above, the taxes would be recouped via credits against future taxes on future imports, but we would lose desenvolve and interest.
•	The desenvolve is scheduled to expire on February 2013 and has been partially phased out starting February 2011. Based on the anticipated timing of the next amnesty, there may be little amounts of lost desenvolve since it would largely expire on its own terms in any case.

Balance Sheet Treatment

The Company has reflected the above items on its October 31, 2012, balance sheet as follows:

		(R$ millions)	US$ millions
Noncurrent assets	VAT taxes eligible for future credit	4.0	1.9
Long-term liabilities	Taxes payable	6.2	3.2

13. Termination of License Agreement with DuPont

The Company received notice, dated July 12, 2011, from E.I. DuPont de Nemours and Company (“DuPont”) stating that DuPont was terminating the DuPont Wholesaler Agreement dated January 1, 2011. DuPont fulfilled orders for purchases of finished garments containing Tychem® and Tyvek® through September 10, 2011.

While products made from DuPont-branded fabrics have long been an important part of Lakeland’s product mix, in recent years we have been successfully growing our own branded product lines. This was according to a prudent strategy to reduce excessive reliance upon any one supplier.

We have also aggressively globalized our business over the last decade to take advantage of the fast growth in emerging markets/BRIC countries, and we are achieving positive results in Canada and Europe.  As a result, we are in a position where the loss of DuPont-supplied fabrics will have a smaller impact on our overall business and profit than it would have a few years ago.

These DuPont-branded garments, which were sold with the DuPont brand and marketed under restrictive agreements with DuPont, delivered a gross margin in the previous fiscal year significantly lower than the margin on the balance of all products marketed and sold by the Company worldwide which carry the Lakeland brand, so the impact of the decline on the bottom line is less significant than on the top line.

With the dissolution of the agreement with DuPont, we will for the first time have removed the obstacles that prevented us from fully and adequately addressing the US market, such as licensing restrictions that prevented aggressive advertising and promotion of Company-branded disposable products.  We have earlier this year launched our broad scale marketing of Lakeland branded products in the US.

Supporting these product introductions is the re-organization and increase in the size of the US sales force and other marketing and product strategies that had already begun just prior to the termination of the agreement with DuPont.  The fact that Lakeland uniquely among its competitors does not rely upon contract manufacturers — and thus has more control over quality — is highly valued by its customers, who also prefer to deal directly with the manufacturer.

14. Brazil Management and Share Purchase Agreement-Arbitration

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

In the arbitration proceeding, the former officers sought a determination that they were terminated by the Company without cause and, therefore, entitled to be paid their portion of the Maximum SPP and the monthly remuneration that they would have been paid from the date of termination through the end of their contractual employment period on December 31, 2011. On May 8, 2012, the Company received the arbitration decision which accepted the former officers’ requests to declare that their employments were terminated without cause and determined that, among other things, the non-compete clauses of each of the stock purchase agreement and management agreements were null and non-applicable despite having been drafted by one of the top law firms in Brazil and reviewed by a second top law firm. The Company was ordered to pay to the former officers damages representing their portion of the Maximum SPP in the aggregate amount of R$18,037,500 (approximately US$9 million at current exchange rates) and monthly remuneration from the date of termination through December 31, 2011, which the Company estimates at an aggregate amount of R$1,150,000 (US$580,000). The arbitration panel further ordered that the Company pay the former officers approximately R$450,000 (US$226,000) from an escrow account established in connection with the acquisition and the Company is responsible for payment of 85% of the costs and arbitrators’ fees associated with the arbitration. The arbitration award, with all taxes, expenses, interest and applicable adjustments to date amounts to R$25,148,252 (approximately US$ 12,575,000) as adjusted for inflation, plus interest and penalties.

On September 11, 2012, the Company and the former officers entered into a settlement agreement (the “Settlement Agreement”) which fully and finally resolved all alleged outstanding claims against the Company arising from the arbitration proceeding. Pursuant to the Settlement Agreement, the Company agreed to pay to the former officers an aggregate of approximately US $8.5 million (the “Settlement Amount”) over a period of six (6) years. The Settlement Amount is payable in combined Brazilian Real and United States dollars as follows: (i) R$3 million (approximately US $1.5 million) was paid on the effective date of the Settlement Agreement, of which amount (A) R$2.294 million (approximately US $1.15 million) in cash was released from the escrow account established in connection with the Qualytextil, S.A. acquisition, and (B) R$706,000 (approximately US $350,000) was paid directly by the Company; (ii) R$2 million (approximately US $1.0 million) is payable on or before December 31, 2012; and (iii) the balance of $6.0 million of the Settlement Amount will be made in United States dollars consisting of 24 consecutive quarterly installments of US $250,000 beginning on March 31, 2013. In the event the Company fails to pay the remainder of the Settlement Amount in accordance with terms of the Settlement Agreement, the former officers will be entitled to seek payment by the Company of R$25,148,252.47 (approximately US $12,575,000) as adjusted for inflation, plus interest and penalties, less prior payments, which represents the original arbitral award inclusive of all taxes, expenses, interest and applicable adjustments.

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

The Company has recorded a settlement liability at net present value of $7.0 million, by applying a risk-free interest rate of 1.58% to discount the non-interest bearing payment schedule. Together with estimated total fees for the settlement of $856,000, the total cost for the settlement is estimated at $7.9 million.

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

The legal and arbitration fees are being charged to expense as incurred.

15. Goodwill

The changes in the carrying amount of goodwill during fiscal year 2012 are summarized in the following:

	USA	Brazil	Total
Balance as of January 31, 2012	$871,297	$5,261,657	$6,132,954
During fiscal year 2013 through October 31, 2012
Effect of foreign currency translation	-	(603,791)	(603,791)
Balance as of October 31, 2012	$871,297	$4,657,866	$5,529,163

16. Recent Accounting Pronouncements

In June 2011, the FASB issued amendments to the presentation of comprehensive income, which became effective for interim and annual periods beginning after December 15, 2011. The amendments eliminated the previous reporting option of displaying components of other comprehensive income within the statement of changes in stockholders’ equity. Under the new guidance, the Company is required to present either a single continuous statement of comprehensive income or an income statement immediately followed by a statement of comprehensive income. In addition, the amendment requires the reclassification adjustments from other comprehensive income to net income be shown on the face of the financial statements; however the FASB has postponed the implementation regarding the reclassification indefinitely.

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

Prior year financial statements for the three and nine months ended October 31, 2011 have been restated to present the operations of the India glove manufacturing subsidiary as a discontinued operation.

In conjunction with the discontinuance of operations in FY12, the Company recognized a pretax loss on disposal of $1.4 million, primarily consisting of $0.9 million in fixed asset write-downs, $0.4 million in inventory write-downs and $0.1 million in professional fees relating to the sale and $0.3 million in shutdown expenses. The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations in India” and “Liabilities of discontinued operations in India,” respectively, in the accompanying Balance Sheets at October 31, 2012 and January 31, 2012, and consist of the following:

	October 31, 2012	January 31, 2012
Cash	$219,949	$230,502
Accounts receivable	16,494	6,772
Inventory	220,603	200,000
Other current asset	11,246	27,262
Property and equipment	1,521,771	1,534,034
Total assets of discontinued operations	1,990,063	1,998,570
Liabilities of discontinued operations:
Accounts payable	14,668	5,715
Other liabilities	4,983	59,065
Total liabilities of discontinued operations	19,651	64,780

Net assets of discontinued operations	$1,970,412	$1,933,790

The following table illustrates the reporting of the discontinued operations reclassified on the face of the Statements of Operations for the nine months ended October 31, 2012 and 2011:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Net sales	—	$225,307	—	$742,055
Cost of goods sold	—	372,691	—	1,056,757
Gross profit	—	(147,384)	—	(314,702)
Operating expense	—	100,312	—	249,630
Operating profit (loss)	—	(247,696)	—	(564,332)
Shutdown expense accrual	—	880,694	—	880,694
Loss from discontinued operations before income taxes	—	(1,128,390)	—	(1,445,026)
Benefit from income taxes from discontinued operations	—	406,120	—	520,210
Net loss from discontinued operations	—	(722,270)	—	(924,816)

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

We have operated manufacturing facilities in Mexico since 1995, in China since 1996 and in Brazil since 2008. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than are available domestically. As we have increasingly moved production of our products to our facilities in China, Mexico and Brazil, we have seen improvements in the profit margins for these products (other than issues with the Brazilian Navy contract as discussed herein) and for cost increases early in the second quarter of FY13 for which transfer pricing has been adjusted effective in the third quarter of FY13.

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

Lakeland offers a growth rebate to certain distributors each year on a calendar-year basis. Sales are tracked on a monthly basis, and accruals are based on sales growth over the prior year. The growth rebate accrual is booked on a monthly basis as a reduction to revenue and an increase to liabilities if the accrual is increased and the reverse if the trend goes in the opposite direction over the prior year in a given month. Based on volume and products purchased, distributors can earn anywhere from 1% to 6% rebates in the form of either a quarterly or annual credit to their account, depending on the specific agreement. In estimating the accrual needed, management tracks sales growth over the prior year.

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

Uncertain Tax Positions. The Company only recognizes or continues to recognize tax positions that meet a “more likely than not” threshold. This guidance prescribes recognition thresholds that must be met before a tax benefit is recognized in the financial statements and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under this guidance, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold.

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

Valuation of Goodwill and Other Intangible Assets. Goodwill represents the excess of purchase price over the fair value of the net assets acquired. The Company does not amortize goodwill but does assess the recoverability of goodwill each year, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. The fair value of the Company’s identified reporting units were estimated using the present value of expected future discounted cash flows.

The Company amortizes the cost of other intangible assets over their estimated useful lives, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested each year for impairment, or more often if indicators warrant. There were no impairment charges related to goodwill or other intangible assets for fiscal year 2013 and 2012.

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

Significant Balance Sheet Fluctuation October 31, 2012, As Compared to January 31, 2012

The Company maintains operations in many countries, each of which require working capital. There are restrictions on movements of cash other than trade payables and potential tax liabilities if profits are repatriated. Accordingly, a substantial portion of the Company’s cash is not readily available to pay corporate obligations from the United States, including the payments due pursuant to the Settlement Agreement (described herein and in Note 14). Cash decreased by $0.2 million as borrowings from TD Bank decreased by $1.9 million at October 31, 2012, with all TD borrowings including $5.8 million in term loans now classified as current. Accounts receivables increased $3.0 million, primarily due to the increase of sales in the nine months ended October 31, 2012 in Brazil of $14.2 million or 21.7% from the nine months ended January 31, 2012, primarily resulting from our Brazilian Navy contract. Inventory decreased by $4.4 million, including the $2.6 million of which decrease was in the U.S., with $0.7 million in chemical, as we changed our inventory mix to Lakeland branded products only. Our wovens division inventory decreased $1.4 million as a planned reduction as we physically moved this division from Missouri to Alabama. Accounts payables increased $2.8 million due primarily to the $1.2 million increase in China payables as more materials are sourced and purchased in China and in Brazil in respect of raw material for the Navy Contract, all of which are paid on a more prolonged schedule than the average payable. As a result of the Settlement Agreement in Brazil, the balance sheet now reflects a total accrual of $6.7 million, with $4.9 million in non-current with $1.8 million current maturity and $0.7 million in accrued fees at October 31, 2012.

At October 31, 2012, the Company had an outstanding loan balance of $9.6 million under its revolving facility with TD Bank compared with $11.5 million at January 31, 2012. The term loan balance at October 31, 2012 was $5.8 million. Total stockholders’ equity decreased $11.2 million principally due to the arbitration award and subsequent Settlement Agreement in Brazil and changes in foreign exchange translations in other comprehensive income of $3.2 million.

Three months ended October 31, 2012, As Compared to the Three Months Ended October 31, 2011

Net Sales. Net sales from continuing operations decreased $0.5 million, or 2%, to $24.2 million for the three months ended October 31, 2012, from $24.7 million for the three months ended October 31, 2011. The net decrease was due to a $2.9 million decrease in domestic sales offset in part by a $2.4 million increase in foreign sales. USA domestic sales of disposables decreased by $3.1 million, chemical suit sales decreased by $0.5 million, gloves decreased by $0.2 million, as reflective sales increased by $0.5 million, wovens sales increased by $0.1 million and fire product related sales increased by $0.3 million. The decrease in domestic sales was mainly due to the loss of the DuPont product sales as a result of the termination of the DuPont supply contract in July 2011, and partially due to a shortage in stock situation that management believes has been resolved (but may have continuing impact resulting from lost customers), and also to operating inefficiencies resulting from the move from St. Joseph, Missouri to Decatur, Alabama and Mexico which resulted in additional lost sales. The sales team continues to make progress in converting customers from Tyvek, previously supplied DuPont product, to Lakeland branded products. Currently, the decreased sales due to the loss of the DuPont contract have not been offset by such sales of Lakeland branded products; however, the sales achieved from Lakeland branded products have greater gross profit margins than the DuPont Tyvek products, lessening the impact of the revenue reduction. While the Company’s sales of Lakeland branded products show strong gains over the Lakeland branded product sales from the same period in the prior year, there can be no assurance that the lost sales volume can be rebuilt. Domestic sales in China and to the Asia Pacific Rim remain strong. UK sales increased by $1.2 million, or 83.4%. Chile and Argentina sales increased by 91%, Beijing sales increased by $0.4 million or 33.5% and Mexico sales increased by $0.2 million or 39.9%.

Gross Profit. Gross profit decreased $0.1 million, or 1.7%, to $7.3 million for the three months ended October 31, 2012, from $7.4 million for the three months ended October 31, 2011. Gross profit as a percentage of net sales was flat at 30.1% for the three months ended October 31, 2012, from 30% for the three months ended October 31, 2011. Factors driving the changes in gross margins were:

*	Disposables margins increased 4.3 percentage points in the third quarter of FY13 over the third quarter of FY12, resulting mainly from changed sales mix of nearly all Lakeland branded products this year, while last year had more than 50% sales of DuPont products at a lower margin. This year’s margin was lower than it otherwise would be as a result of lower volume and an increase in inventory reserves against Tyvek items remaining.
*	China manufacturing gross margin at our Qingdao plant increased 10.7 percentage points over last year due to low volume in the previous year forcing us to accept orders from customers not in our normal product range at lower margins in order to keep our plant busy during a slow time.
*	Brazil margin decreased by 17.8 percentage points in the third quarter of FY13 from the third quarter of FY12 due to issues with the Brazilian Navy contract. This contract was to supply coveralls to the Brazilian Navy made from Fire-Resistant cotton for a total value of approximately USD $5.0 million. The Brazilian currency weakened significantly in May 2012, thereby greatly increasing the material cost purchased from a USA supplier. Further, due to the length of time elapsed since the bid was submitted there were increases in the material invoiced cost, along with a need to change certain components at a higher cost. There were also similar issues with several utility contracts.
*	Chile gross margin increased by approximately 18 percentage points in the second quarter of FY13 over the second quarter of FY12 due to a very strong quarter.
*	Gloves gross margins improved by 8.9 percentage points resulting from improved mix.

Operating Expenses. Operating expenses increased by $0.2 million to $7.0 million for the three months ended October 31, 2012, from $6.8 million for the three months ended October 31, 2011. As a percentage of sales, operating expenses were flat at 28% for the three months ended October 31, 2012 and the three months ended October 31, 2011. Factors affecting operating expenses included:

$0.2	million increase in sales salaries resulting from additional sales personnel in China and the USA.
$0.1	million increase in bad debts primarily resulting from one large account in Chile
$0.1	million miscellaneous increases
$0.1	million increase in professional fees due to additional legal matters relating to various banking compliance issues and accrual for several payroll terminations
$(0.1)	million decrease in freight out, mainly from lower volume in disposables in the USA
$(0.2)	million decrease in payroll administration salaries due to reductions in Brazil

Operating Profit. Operating profit decreased 53.3% to $0.3 million for the three months ended October 31, 2012, from $0.6 million for the three months ended October 31, 2011. Operating margins were 1.1% for the three months ended October 31, 2012, compared to 2.3% for the three months ended October 31, 2011, due to lower gross profit and higher operating expenses as described above.

Interest Expenses. Interest expenses increased $0.1 million to $0.3 million for the three months ended October 31, 2012, from $0.2 million for the three months ended October 31, 2011, due to higher borrowing levels outstanding and higher interest rates in the current year.

Income Tax Expense. Income tax expenses consist of federal, state and foreign income taxes. There was an income tax benefit of $0.3 million for the three months ended October 31, 2012, as compared to an income tax benefit of $0.1 million for the three months ended October 31, 2011. Our effective tax rates were not meaningful for either the third quarter FY13 or the third quarter FY12. Our effective tax rate for both periods varied from the 34% federal statutory rate primarily due to goodwill amortization in Brazil and tax loss benefits in the USA at higher rates than China profits were taxed, certain losses in China which are carried forward and the arbitration settlement.

Net Income (Loss). Net income increased by $0.9 million to $0.3 million for the three months ended October 31, 2012, from ($0.6) million for the three months ended October 31, 2011, reflecting the large foreign exchange charge in Brazil in the prior quarter, the charge for discontinued operations in the prior quarter and the larger income tax credit this quarter.

For the quarter ended October 31, 2011, there was a net $722,270 charge for loss from discontinued operations in relation to the discontinued India glove manufacturing facility; there was no such charge in the more recent quarter.

Nine months ended October 31, 2012, As Compared to the Nine Months Ended October 31, 2011

Net Sales. Net sales from continuing operations decreased $4.5 million, or 5.8%, to $71.7 million for the nine months ended October 31, 2012, from $76.2 million for the nine months ended October 31, 2011. The net decrease was due to a $12.3 million decrease in domestic sales, offset in part by a $7.8 million increase in foreign sales. USA domestic sales of disposables decreased by $11.9 million, chemical suite sales decreased by $0.5 million, as wovens increased by $0.5 million, and glove sales increased by $0.1 million. The decrease in domestic sales is due primarily to the loss of the DuPont Tyvek sales, to a shortage in stock situation that management believes has been resolved (but may have continuing impact resulting from lost customers), and also to operating inefficiencies resulting from the move from St. Joseph, MO to Decatur, AL and Mexico which resulted in additional lost sales. External sales from China were up $4.5 million from the year ago period. In addition, domestic sales in China and to the Asia Pacific Rim remain strong recording a $1.5 million increase for the nine months ended October 31, 2012. UK sales increased by $2.7 million, or 57.2%, and Chile and Argentina sales increased by 67.4%. Sales in Brazil increased by $1.2 million or 9.4%. The increase in foreign sales is primarily due to introduction of new products and new marketing material targeting specific markets.

Gross Profit. Gross profit from continuing operations decreased $1.8 million, or 7.4%, to $21.7 million for the nine months ended October 31, 2012, from $23.5 million for the nine months ended October 31, 2011. Gross profit as a percentage of net sales decreased to 30.3% for the nine months ended October 31, 2012, from 30.8% for the nine months ended October 31, 2011. Factors driving the changes in gross margins were:

*	Disposables gross margins increased 4.7 percentage points over last year, resulting mainly from changed sales mix of nearly all Lakeland branded products this year, while last year had more than 50% sales derived from lower margin DuPont products. This year’s margin was lower than it otherwise would have been mainly as a result of lower volume.
*	China manufacturing gross margins at our Weifang plant decreased by approximately 5 percentage points over last year due to a 12% labor cost increase in April 2012 and the negative impact to margins from sales to our UK operations in Euros earlier in the year when the Euro was weaker.
*	China margins in our Qingdao plant increased 5.4 percentage points based on continued strong operations and strong internal demand resulting in higher volume.
*	Brazil margins decreased by 8.7 percentage points in the nine months in FY13 from the nine months in FY12 primarily due to issues with the Brazilian Navy contract. The Brazilian currency weakened significantly in May, thereby greatly increasing its material the cost of material purchased from a USA supplier. Further, due to the length of time elapsed since the bid was submitted in respect of the Navy contract, there were increases in the material cost, along with a need to change certain components at a higher cost. There were also similar issues with several utility contracts.
*	Wovens gross margins decreased by approximately 3.6 percentage points in the nine months ended October 2012 over the prior year as a result of the facility closure in the first quarter of FY13, partially offset by improvements in the third quarter of FY13.
*	Chemical gross margins decreased by 8.2 percentage points resulting from a different sales mix, with improvements in the third quarter of FY13 over the second quarter of FY13.
*	Gloves gross margins improved by 6.6 percentage points resulting from improved mix.

Operating Expenses. Operating expenses from continuing operations increased $0.8 million, or 3.8%, to $21.3 million for the nine months ended October 31, 2012, from $20.5 million for the nine months ended October 31, 2011. As a percentage of sales, operating expenses increased to 29.7 % for the nine months ended October 31, 2012, from 26.9% for the nine months ended October 31, 2011. The $0.8 million increase in operating expenses in the nine months ended October 31, 2012, as compared to the nine months ended October 31, 2011, was comprised of:

$0.7	million increase in sales salaries resulting from new hires in China and the USA
$0.6	million increase in sales commissions mainly resulting from large bid contracts in Brazil
$0.2	million increase in professional fees primarily due to additional legal matters relating to various banking compliance issues and several payroll terminations

$0.1	million increase in employee benefits primarily due to unemployment compensation insurance premiums resulting from reductions in force
$0.1	million increase in entertainment and auto expense due to increased sales staff in the USA
$0.1	million increase in computer expense primarily due to USA hardware upgrades
$0.1	million increase in bad debt due to one account in Chile
$(0.2)	million reduction in equity compensation mainly resulting from differences in the new 2012 plan compared with the previous plan
$(0.2)	million decrease in currency fluctuation due to major weakness in the Euro in the prior year
$(0.3)	million reduction in freight out resulting from lower volume in disposables in the USA.
$(0.4)	million decrease in payroll administrative expense due to reductions in Brazil and the USA

Operating Profit. Operating profit from continuing operations decreased to $0.4 million for the nine months ended October 31, 2012 from $3.0 million for the nine months ended October 31, 2011. Operating margins were 0.6% for the nine months ended October 31, 2012, compared to 3.9% for the nine months ended October 31, 2011.

Arbitration Judgment in Brazil. As a result of the decision of the arbitration matter and the subsequent settlement thereof, the Company recorded a $7.9 million charge, inclusive of expenses, for the nine months ended October 31, 2012.

Interest Expenses. Interest expenses from continuing operations increased by $0.3 million for the nine months ended October 31, 2012, as compared to the nine months ended October 31, 2011, due to higher borrowing levels outstanding.

Income Tax Expense. Income tax expenses from continuing operations consist of federal, state and foreign income taxes. There was an income tax benefit of $0.3 million for the nine months ended October 31, 2012, as compared to an expense of $0.1 million for the nine months ended October 31, 2011. Our effective tax rates were not meaningful for either the first nine months of FY13or the first nine months of FY12. Our effective tax rate for the third quarter of FY13 varied from the 34% federal statutory rate primarily due to goodwill amortization in Brazil and tax benefits from operating losses in the USA at higher rates than China profits were taxed along (resulting in a lower overall net rate) with certain losses in China which are carried forward with no tax benefit recorded.

Net Income (Loss). Loss from continuing operations was $(8.2) million for the nine months ended October 31, 2012 and income from continuing operations was $2.1 million for the nine months ended October 31, 2011. Without the $7.9 million charge in respect of the Brazilian arbitration and settlement, the loss from continuing operations would have been $0.3 million for the more recent period.

For the nine months ended October 31, 2011, there was a net $924,816 charge for loss from discontinued operations in relation to the discontinued India glove manufacturing facility; there was no such charge in the more recent quarter.

Liquidity and Capital Resources

Cash Flows. As of October 31, 2012, we had cash and cash equivalents of $5.6 million and working capital of $44.5 million. Cash and cash equivalents decreased $0.1 million, and working capital decreased $19.8 million from January 31, 2012, mainly resulting from reclassifying all TD Bank debt as current and the arbitration accrual. Our primary sources of funds for conducting our business activities have been cash flow provided by operations and borrowings under our credit facilities described below. We require liquidity and working capital primarily to fund operating losses while we transition to Lakeland branded product sales in the USA and, to a lesser extent, for capital expenditures.

Net cash provided by operating activities of $1.6 million for the nine months ended October 31, 2012 was due primarily to a $2.8 million increase in accounts payable mainly in China as they source directly from local suppliers and in Brazil as part of the Brazilian Navy contract, partially offset by a $3.0 million increase in accounts receivable.

On October 17, 2012, the Company entered into an Amendment No. 5 and Waiver (the “Amendment”) to the Loan and Security Agreement, dated January 14, 2010 (as amended from time to time, the “Loan Agreement”), with TD Bank. The Amendment was required as a result of the Company’s entry into a settlement agreement in August 2012 with former officers of its Brazilian subsidiary, as disclosed in Note 14 to the financial statements included herein and the Company’s recent operating results, which collectively caused certain events of default under the Loan Agreement, allowing for TD Bank, at its option, to accelerate the loan. Under the Amendment, TD Bank has agreed to waive the Company’s non-compliance with the consolidated leverage ratio requirements and consolidated EBITDA requirements of the Loan Agreement, in each case, for the fiscal quarters ended April 30, 2012 and July 31, 2012. TD Bank has also agreed, with respect to the October 31, 2012 quarter compliance standards, not to test or has revised these and one other financial covenant. Pursuant to the Amendment, TD Bank has reduced the Company’s revolving line of credit from the aggregate principal amount of $30,000,000 to $17,500,000 and has increased the maximum rate of interest payable on the revolving credit balance from LIBOR plus 2.5% to LIBOR plus 3.5%. In addition, the maturity date of amounts outstanding under the revolving credit facility was changed from June 30, 2014 to June 30, 2013. As a result of the waivers, the Company is currently in compliance with the Loan Agreement.

Pursuant to the Amendment, TD Bank has reduced the Company’s revolving line of credit from the aggregate principal amount of $30,000,000 to $17,500,000 and increased the maximum interest rate payable on the revolving credit balance from LIBOR plus 2.50% to LIBOR plus 3.50%. There is currently approximately $15,400,000 of outstanding borrowings under the Loan Agreement. The maturity date of amounts outstanding under the revolving credit facility was changed from June 30, 2014 to June 30, 2013. The Loan Agreement requires payment of certain access fees for all unused portions of the total borrowing capacity provided to the Company.

We believe that we have available resources, together with additional outside funding through debt or equity financings or asset sales, to enable us to satisfy the payments required under the Settlement Agreement and enable us to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months. While we are in discussions with TD Bank and others about obtaining financing beyond June 2013, no assurances can be given that we will be able to work out a satisfactory arrangement with TD Bank or find new lenders. In addition, the Company has engaged Raymond James & Associates, Inc. to assist the Board of Directors in its evaluation of a broad range of financial and strategic alternatives for the Company. There can be no assurance that we will successfully consummate a fund-raising transaction that will enable us to make payments in accordance with the Settlement Agreement or otherwise satisfy our future cash flow needs.

The Company presently has sufficient availability on its revolving credit to fund its payment under the settlement agreement of $1.0 million due December 31, 2012. Furthermore, the Company is building cash reserves in addition to the availability on its revolver to fund this payment.

Capital Expenditures. Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment and leasehold improvements. Our facilities in China are not encumbered by commercial bank mortgages and, thus, Chinese commercial mortgage loans may be available with respect to these real estate assets if we need additional liquidity. We expect our capital expenditures for the remainder of FY13 to be insignificant.

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

Item 4.                      Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2012. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in Lakeland Industries, Inc.’s internal control over financial reporting that occurred during Lakeland’s third quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, Lakeland Industries, Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits:

10.1	Lakeland Industries, Inc. 2012 Stock Incentive Plan (incorporated by reference to Registrant’s Registration Statement on Forms S-8 filed September 13, 2012).

10.2	Amendment No. 5 and Waiver, dated October 17, 2012, to Loan and Security Agreement with TD Bank, N.A. (incorporated by reference to Registrant’s Current Report on Form 8-K filed October 17, 2012).

10.3	Second amended and restated Revolving Credit Note, dated October 17, 2012 (incorporated by reference to Registrant’s Current Report on Form 8-K filed October 17, 2012).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Definitions Document*

101.DEF	XBRL Taxonomy Extension Labels Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentations Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

_________________SIGNATURES_________________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: December 13, 2012	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President and Secretary (Principal Executive Officer and Authorized Signatory)

Date: December 13, 2012	/s/Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer (Principal Accounting Officer and Authorized Signatory)

