Form 10-K
period 2013-01-31
LAKELAND INDUSTRIES INC
filed 2013-05-21
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

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

Yes ☐   No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act)

Yes☐   No ☒

As of July 31, 2012, the aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant was $31,302,417 based on the closing price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2013
Common Stock, $0.01 par value per share	5,353,176

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Security Exchange Act of 1934, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14).

LAKELAND INDUSTRIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

		Page
PART 1:
Cautionary Statement Regarding Forward-Looking Information
Item 1	Business	3
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	23
Item 3.	Legal Proceedings	25
Item 4.	Mining Safety Disclosures	25
PART II:
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6.	Selected Financial Data	26
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 8.	Financial Statements and Supplementary Data	40
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	78
Item 9A.	Controls and Procedures	78
Item 9B.	Other Information	79
PART III:
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	79
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services
PART IV:
Item 15.	Exhibits and Financial Statement Schedules	80
	Certification under Exchange Act Rules 13a-14(b) and 15d-14(b)

ii

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

PART I

Lakeland Industries, Inc. (the “Company” or “Lakeland,” “we,” “our,” or “us”) was incorporated in the State of Delaware in 1986. Our executive office is located at 701 Koehler Avenue, Suite 7, Ronkonkoma, New York 11779, and our telephone number is (631) 981-9700. Our website is located at www.lakeland.com. Information contained on our website is not part of this report.

ITEM 1. BUSINESS

Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing market. Our products are sold by our in-house customer service group, our regional sales managers and independent sales representatives to a network of over 1,200 North American safety and mill supply distributors. These distributors in turn supply end user industrial customers, such as integrated oil, chemical/petrochemical, utilities, automobile, steel, glass, construction, smelting, munition plants, janitorial, pharmaceutical, mortuaries and high technology electronics manufacturers, as well as scientific and medical laboratories. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. However, internationally sales are to a mixture of end users directly and industrial distributors depending on the particular country market. Sales are made to more than 40 foreign countries, but are primarily in Brazil, China, European Community, Canada, Southeast Asia, Australia, Chile and Argentina. In FY13, we had net sales from continuing operations of $95.1 million and $96.3 million in FY12. For purposes of this Form 10-K, FY refers to a fiscal year ended January 31; for example, FY13 refers to the fiscal year ended January 31, 2013.

FY13 was a challenging year for management. The Company lost an officer contract dispute where we had substantial documentary evidence that the officer in question had breached his employment contract with Lakeland. Nonetheless, a Brazilian Arbitration Panel awarded this officer a $12.5 million judgment against Lakeland. According to our local counsel, arbitration decisions in Brazil are very difficult to successfully appeal. Subsequently, Lakeland successfully negotiated the judgment down to $8.5 million of which $6.0 million was payable over six years with no interest. As of April 1, 2013, the remaining liability associated with this arbitration judgment is $5.75 million and is payable at $250,000 a quarter over the next 5 ¾ years, with no interest. In addition, the Brazilian government devalued its currency by 10% in 2012 which greatly reduced our margins in Brazil on imported fabrics.

Declining sales in FY13 led to quarterly losses in Brazil, which led to the necessity of writing off all goodwill, certain intangibles, and deferred tax assets of Brazil. These factors led to a default on the TD Bank loan, which in turn created substantial doubt about our ability to continue as a going concern. Thus, we engaged with new lenders and considered other options, such as the sale of the company, the sale of assets which has occurred, and a refinance of the TD Bank loan. In May 2013, the Company accepted a commitment letter from a bank for a Senior Credit Facility subject to certain terms and conditions and is currently working towards closing this financing. However, no assurance can be given that this transaction or any other transaction will be consummated. We will continue pursuing all options to maximize stockholder value.

As a result of the default under the TD Bank loan, and the risk that such loan could be called as immediately due and payable, we were unable to conclude that we would have the capital to continue our operations through January 31, 2014. Successful completion of the proposed new financing, in management’s opinion, would relieve this condition.

We have operated manufacturing facilities in Mexico since 1995, in China since 1996, in India since 2007 (being sold) and in Brazil since 2008 (being restructured). Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have experienced improvements in the profit margins for these products. We completed the moving of production of our reusable woven garments and gloves to these facilities in fiscal 2010. As a result, we have experienced cost improvements for these particular product lines.

We are exposed to changes in foreign currency exchange rates as a result of our purchases and sales in other countries. To manage the volatility relating to foreign currency exchange rates, we seek to limit, to the extent possible, our non-US dollar denominated purchases and sales.

In connection with our operations in China, we purchase a significant amount of products from outside of the United States. However, our purchases in China are primarily made in Chinese Yuan, the value of which had been largely pegged to the US dollar for the last decade. However, the Chinese Yuan has been decoupled from the US Dollar and allowed to float by the Chinese government and, therefore, we have been exposed to additional foreign exchange rate risk on our Chinese raw material and component purchases.

Our primary risk from foreign currency exchange rate changes is presently related to non-US dollar denominated sales in Brazil, Canada and Europe and, to a smaller extent, in other South American countries and dollar-denominated payables in Brazil. Our sales to customers in Brazil are denominated in Brazilian Reals, in Canada in Canadian dollars and in Europe in Euros and British pounds. If the value of the US dollar increases relative to the Canadian dollar, the Real, the Pound or the Euro, then our net sales could decrease as our products would be more expensive to these international customers because of changes in rate of exchange. The largest supplier of raw materials to Brazil is an American company, and these payables are denominated in US dollars. If the Brazilian Real weakened against the US dollar, it would make our costs higher and trigger a loss on foreign exchange on the payables. Our sales from China are denominated in the Chinese Yuan, US dollar and Euros;. We did experience some losses between the Chinese Yuan, the Euro and US dollars in FY12, but we have since stepped up our hedging program to include this risk. We manage the foreign currency risk through the use of rolling 90-day forward contracts against the Canadian dollar and Euros and through longer term cash flow hedges in China against the USD and Euro. We also do limited short-term hedging of the Brazilian Real. We do not hedge other currencies at this time. As non-US dollar denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results. The only significant unhedged foreign exchange exposure we have is the Brazilian Real. Other unhedged currency exposure is not significant.  If the Brazilian exchange rates varied either way by +/- 10% it could cause a gain/loss to P&L of $212,000.

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

High-End Chemical Protective Suits. We manufacture heavy duty chemical suits made from our Pyrolon® CRFR and ChemMax® 3, 4 and Interceptor product lines. These suits are worn by individuals on hazardous material teams to provide protection from powerful, highly concentrated and hazardous or potentially lethal chemical and biological toxins, such as toxic wastes at Super Fund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as sarin gas, anthrax or ricin), and hazardous chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities. These suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. Homeland Security measures and government funding of personal protective equipment for first responders to terrorist threats or attack we believe will result in increased demand for our high-end chemical suits, and we believe a reasonable demand for these suits will continue in the future as annual state and local Bioterrorism grants are spent.

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

Reusable Woven Garments. We manufacture a line of reusable and washable woven garments that complement our firefighting and heat protective apparel offerings and provide alternatives to our limited use/disposable protective clothing lines. Product lines include electrostatic dissipative apparel used in the pharmaceutical and automotive industries for control of static electricity in the manufacturing process, clean room apparel to prevent human contamination in the manufacturing processes, flame resistant Nomex® and fire resistant (FR) cotton coveralls used in chemical and petroleum plants and for wildland firefighting, and extrication suits for police and ambulance workers.

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

We maintain manufacturing facilities in Alabama, Mexico, Brazil, China and Pennsylvania, where our products are designed, manufactured and sold. We also have relationships with sewing subcontractors in Mexico, Argentina, Brazil and China, which we can utilize for unexpected production requirement. Our international facilities allow us to take advantage of favorable labor and component costs, thereby increasing our profit margins on products manufactured in these facilities. These facilities also allow us to sell in those domestic markets, thereby avoiding high import tariffs in countries like Argentina, Brazil and China. The Company decided to discontinue operations in its India glove manufacturing facility and put the assets and business up for sale during FY12. The Company decided to sell this division primarily because it has incurred significant operating losses since inception, and the Company has been unsuccessful in developing sufficient sales to reach at least break even.

Industry Overview

The industrial work clothing market includes our limited use/disposable protective or safety clothing, our high-end chemical protective suits, our firefighting and heat protective apparel, gloves and our reusable woven garments.

The industrial protective safety clothing market in the United States has evolved over the past 40 years as a result of governmental regulations and requirements and commercial product development. In 1970, Congress enacted the Occupational Safety and Health Act, or OSHA, which requires employers to supply protective clothing in certain work environments. Almost two million workers in the US are subject to OSHA standards today. Certain states have also enacted worker safety laws that further supplement OSHA standards and requirements.

The advent of OSHA coincided with the development of light disposable fabrics, such as SMS (a three layered non-woven) and Polypropylene which, for the first time, allowed for the economical production of lightweight, disposable protective clothing. The attraction of disposable garments grew in the late 1970s as a result of increases in labor and material costs of producing cloth garments and the promulgation of federal, state and local safety regulations. Also, in order to comply with World Trade Organization (WTO) entry requirements, foreign countries are beginning to adopt and imitate OSHA regulations, American National Standards Institute (ANSI) and Committee European de Normalization (CE) standards. Thus, these developing international markets are growing much more rapidly than the US markets where these regulations and standards have been in effect for over 40 years.

Additionally, in response to the terrorist attacks that took place on September 11, 2001, in the US, the federal government has provided for additional protective equipment funding through programs that are part of the Homeland Security initiative.

Since 2001, federal and state purchasing of industrial protective clothing and federal grants to fire departments have increased demand for industrial protective clothing to protect first responders against actual or threatened terrorist incidents. Specific events, such as British Petroleum oil spill in 2010, the tornado storms of 2011 and Super Storm Sandy in 2012, have also resulted in increased peak demand for our products.

International and Domestic Standards

Standards development, within both the US and global markets, continues to challenge manufacturers as the pace of change and adoption of new standards increase. Complex and changing international standards play to Lakeland’s strengths when compared to smaller manufacturers.

Globally, standards for lower levels of protection are also changing rapidly. In 1996, the European Committee for Standardization (CEN) adopted a group of standards that collectively comprised the only standards available for chemical protective clothing for general industry. Because these standards established performance requirements for a wide range of chemical protective clothing, these standards have been adopted by many countries and multinational corporations outside of the European Union (EU) as minimum requirements. This is especially true in the Asian and Pacific markets where compliance with occupational health and safety standards is being driven by WTO membership. In addition to CEN, ASTM International and the National Fire Protection Association (NFPA) are increasing the numbers of “Memorandums of Understanding” (MOUs) they have in place with foreign countries as they vie for relevance on the international stage. Developing nations that want WTO membership must establish worker safety laws as the USA did in 1970 with its OSHA laws. This trend is driving demand for our products internationally, particularly in fast GDP growth countries, such as China, Brazil, India and Russia.

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

Business Strategy

Key elements of our strategy include:

•	Increase International Sales Opportunities. In the past, we aggressively increased our penetration of the international markets for our product lines. Starting in FY07 and through FY08, we opened sales offices in Beijing, Shanghai, Chongqing, Guangzhou and Weifang, China; Santiago, Chile and Buenos Aires, Argentina and in FY11, we opened sales offices in Russia, India and Kazakhstan. Additionally, sales in our older United Kingdom operation increased 49.3% in FY13 and 27.6% in FY12. We expect our newer operations in South America, Russia and Kazakhstan to ramp up sales on a similar basis to our UK operations. We acquired Qualytextil, a Brazilian manufacturer, in FY08 and in 2013 experienced challenges related to the arbitration settlement and goodwill write down in FY13. While the challenges in Brazil have required much of our focus this year, we continue to believe in this strategy of aggressively penetrating international markets, driven by the fact that many countries have adopted legislation similar to the 1970 US OSHA in order to facilitate their entry into the WTO which has, as a requisite for entry, worker safety laws (like OSHA), social security, environmental and tax laws similar to that of the USA and Europe. These new worker safety laws have driven the demand for our products in these rapidly growing economies.

•	Improve Marketing in Existing Markets. We believe significant growth opportunities are available to us through the better positioning, marketing and enhanced cross-selling of our reusable woven protective clothing, glove and arm guards and high-end chemical suit product lines, along with our limited use/disposable lines as a bundled offering. This allows our customers one stop shopping using combined freight shipments.

•	Continued Emphasized Customer Service. We continue to offer a high level of customer service to distinguish our products and to create customer loyalty. We offer well-trained and experienced sales and support personnel, on-time delivery and accommodation of custom and rush orders. We also seek to advertise our Lakeland branded trade names and trademarks.

•	Introduce New Products. We continue our history of product development and innovation by introducing new proprietary products across all our product lines. Our innovations have included Micromax® disposable protective clothing line, our ChemMax® line of chemical protective clothing, our Despro® patented glove design, Microgard antimicrobial products for food service, our engineered composite glove products for high cut and abrasion protection, our Thermbar™ glove and sleeve products for heat protection, Grapolator™ sleeve lines for hand and arm cut protection and our Thermbar™ Mock Twist glove for hand and arm heat protection. We own 18 patents on fabrics and production machinery and have two foreign applications in process.

•	In keeping with our US operation’s strategic focus on the Energy sector- where we see the greatest growth potential for our products- most new products introduced in FY13 were developed in response to needs in the various key areas of the sector.

•	The big story in the US (and Canada) is the rejuvenation of domestic oil and gas production due to the recent technological breakthroughs of “Fracking” and directional drilling that make possible extraction from shale formations deep underground.

•	The resulting spike in exploration and production has already greatly increased demand for the Fire Resistant (FR) clothing that must be worn by workers, and the demand is expected to grow for at least the next decade. The Bakken Shale formation in North Dakota, for example, has seen approximately 8000 wells drilled since the new technologies were perfected, and the number is projected to reach as many as 50,000 over the next 20 years. Accordingly, the development of new and improved FR clothing items, along with higher performance fabrics, is a top priority, and will be for the foreseeable future.

•	During FY13, we introduced insulated versions of FR work clothing, including coveralls, jackets and overalls expressly designed for regions with frigid winter conditions. We also introduced lighter weight FR fabrics for the formations in Texas and other hot climates. We also expanded our line of Chemical suits with new jackets, coveralls and overalls made from a heavier weight of Pyrolon, our proprietary fabric that protects against both chemical and fire hazards, for better protection in oil fields and refineries. We anticipate that in FY14 will see the introduction of many more new items targeted to this critical industry.

•	To serve other parts of the energy sector, our Disposables division introduced a heavier weight SMS fabric for the nuclear services industry, and our Glove division a new Kevlar glove coated with latex for use in manufacturing wind turbine blades.

•	The other significant driver of energy-related demand growth is in the utility industry, both electric and gas, for our Reflective clothing division. Already a steadily growing area for Lakeland due to enhanced visibility regulations for utility workers, a new emphasis on fabrics that protect against arc flash and ignition of gases due to static charges, provides a further avenue for growth.

•	Accordingly, we introduced new reflective coveralls, overalls, vests, shirts and rainwear that are both FR and arc flash-rated. We also introduced new reflective vests and jackets that are not FR, but designed for use by road and transportation workers, such as utility, railroad and road construction crews, as well as emergency workers.

•	At the end of FY13 our Fire division introduced our all-new line of turnout gear designed to meet the new NFPA 2012/13 standards. We believe that the many design innovations of these new suits will garner notice and positive results for the division.

•	Decrease Manufacturing Expenses by Moving Production to International Facilities. We have additional opportunities to take advantage of our low cost production capabilities in China, Mexico and Brazil. Beginning in 1995, we successfully moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to facilities in Mexico and China. Beginning January 1, 2005, pursuant to the United States World Trade Organization Treaty with China and the 1995 North American Free Trade Agreement (NAFTA), the reduction in quota requirements and tariffs imposed by the US and Canada on textiles goods, such as our reusable woven garments, have made it more cost effective to move production for some of these product lines to our assembly facilities in China and Mexico. Additionally,

•	We continue to press our raw material and component suppliers for price reductions and better payment terms.
•	We are sourcing more raw materials and components from our China based operations as opposed to sourcing from Europe and North America.
•	We are re-engineering many products to reduce the amount of raw materials used and reduce the direct labor required.
•	In FY13 we relocated the operations in our facility in Missouri and moved the production into our Alabama facility and to our newly expanded facility in Mexico. This move is expected to result in a significant net overhead reduction commencing in FY14.
•	Subsequent to year end FY13, the Company's plant in Qingdao China was closed and is in process of being sold. All production was relocated from this plant to other Lakeland facilities.

Our Competitive Strengths

Our competitive strengths include:

•	Industry Reputation. We devote significant resources to creating customer loyalty by accommodating custom and rush orders and focusing on on-time delivery. Additionally, our ISO 9001 and 9002 certified facilities manufacture high-quality products. As a result of these factors, we believe that we have an excellent reputation in the industry.

•	International Manufacturing Capabilities. We have operated our own manufacturing facilities in Mexico since 1995 and in China since 1996. Our facilities in China in FY13 totaled 437,916 sq. ft. of manufacturing, warehousing and administrative space and our facility in Mexico totaled 74,000 sq. ft. of manufacturing, warehousing and administrative space. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the US and permits us to purchase certain raw materials at a lower cost than are available domestically.

•	International Sales Offices. We have sales offices around the world to service various major markets, a greatly expanded Toronto, Canada facility that went on line in January 2008 for the Canadian market, an expanded Newport, United Kingdom office for the European Community that went on line in late 2011 and opened sales offices in Beijing, Weifang, Guangzhou, Chongqing and Shanghai, China covering China, Australia and Southeast Asia; Santiago, Chile; Buenos Aires, Argentina; and Jerez, Mexico for the South American market. In FY11 we also opened sales offices in Moscow, Russia and Ust-Kamenogorsk, Kazakhstan. In FY10, we opened a sales office in Buenos Aires, Argentina. Subsequent to year end the company's plant in Qingdao China was closed and is in process of being sold. All production was relocated from this plant to other Lakeland facilities

•	Comprehensive Inventory. We have a large product offering with numerous specifications, such as size, styles and pockets, and maintain a large inventory of each in order to satisfy customer orders in a timely manner. Many of our customers traditionally make purchases of industrial protective gear with expectations of immediate delivery. We believe our ability to provide timely service for these customers enhances our reputation in the industry and positions us strongly for repeat business, particularly in our limited use/disposable protective clothing lines.

•	Manufacturing Flexibility. By locating labor-intensive manufacturing processes, such as sewing, in Brazil, Mexico and China, and by utilizing sewing subcontractors, we have the ability to increase production without substantial additional capital expenditures. Our manufacturing systems allow us flexibility for unexpected production surges and alternative capacity in the event any of our independent contractors become unavailable.

Products

The following table summarizes our principal product lines, the raw materials used to manufacture them, their applications and end markets:

Product Line	Raw Material	Protection Against	End Market
Limited use/disposable protective clothing	• Laminates of Polyethylene, Spunlaced Polyester, SMS, Polypropylene, and Company Micromax®, Micromax NS, Micromax M3P and HBF, ChemMax® 1, ChemMax® 2, Pyrolon®, and numerous other non-woven fabrics

•     Contaminants, irritants, metals, chemicals, fertilizers, pesticides, acids, asbestos, PCBs, lead, dioxin and many other hazardous chemicals

•     Viruses and bacteria (AIDS, streptococcus, SARS, Bird flu and hepatitis)

• Integrated oil • Chemical industries • Public utilities • Automotive and pharmaceutical industries • Government (terrorist response) • Laboratories • Janitorial

High-end chemical protective suits	• ChemMax® 3 and 4 • Interceptor® • Pyrolon® CRFR • Other Lakeland patented co-polymer laminates	• Chemical spills • Toxic chemicals used in many varied manufacturing processes • Terrorist attacks, biological and chemical warfare (sarin, anthrax and ricin)	• Integrated oil, chemical and nuclear industries • Hazardous material teams • Fire departments (hazmat) • Government (first responders)

Firefighting and heat protective apparel	• Nomex® • Aluminized Nomex® • Aluminized PBI/ Kevlar® • PBI Matrix and Gemini • Millenia XT® • Basofil® • Advance • Advance Ultra • Fyrban	• Fire, burns and excessive heat	• Municipal, corporate and volunteer fire departments • Wild land fire fighting • Hot equipment maintenance personnel and industrial fire departments • Oil well fires • Airport crash rescue

Reusable woven garments	• Staticsorb carbon thread with polyester • Cotton polyester blends • Cotton • Polyester • Tencate® FR cottons • Nomex®/FR Aramids • Nylon • Indura® Ultrasoft/FR cotton • Stedfast “BB”	• Protects manufactured products from human contamination or static electrical charge • Bacteria, viruses and blood borne pathogens • Protection from flash fires	• General industrial applications • Household uses • Clean room environments • Emergency medical ambulance services • Chemical and oil refining • Medical and laboratory facilities

Product Line	Raw Material	Protection Against	End Market

High Visibility Clothing	• Polyester mesh • Solid polyester • FR polyester mesh • FR solid polyester • Modacrylic • Modacrylic antistatic • FR cotton • Nomex • FR trim	• Lack of visibility • Heat, flame, sparks • Arc flash • Static buildup, explosive atmospheres • Fire, heat explosions	• Highway • Construction • Maintenance • Transportation • Airports • Police • Fire, EMS • Electric, coal and gas utilities • Extrication • Confined space rescue

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

Our limited use/disposable protective clothing products range in unit price from $0.19 for shoe covers to approximately $15.00 for a ChemMax® 1 laminated hood and booted coverall. Our largest selling item, a standard white Micromax NS ANSI standard or CE standard coverall, sells for approximately $2.00 to $3.75 per garment. By comparison, similar reusable cloth coveralls range in price from $35.00 to $90.00, exclusive of laundering, maintenance and shrinkage expenses.

We warehouse and sell our limited use/disposable garments primarily at our Alabama and China manufacturing facilities and secondarily from warehouses in Hull, United Kingdom; Sao Paulo, Brazil; Toronto, Canada; Buenos Aires, Argentina; Santiago, Chile; Moscow, Russia; Ust-Kamenogorsk, Kazakhstan; Las Vegas, Nevada and Sinking Spring, Pennsylvania. The fabric is cut and sewn into required patterns at our four Chinese and one Mexican plant and shipped to all our sales points around the world. Our assembly facilities in China and Mexico cut, sew and package the finished garments and return them primarily to our Alabama plant, normally within 1 to 10 weeks, for immediate shipment to our North American customers.

In FY13, there was no independent sewing contractor that accounts for more than 5% of our production of the limited use disposable garments. We believe that we can obtain adequate alternative production capacity should any of our independent contractors become unavailable.

High-End Chemical Protective Suits

We manufacture and sell heavy duty protective chemical suits and protective apparel from our proprietary CRFR, ChemMax® 3, 4, Interceptor and other fabrics. These suits are worn by individuals on hazardous material teams and within general industry to provide protection from powerful, highly concentrated and hazardous or potentially lethal chemical and biological toxins, such as toxic wastes at Superfund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as sarin, anthrax or ricin and mustard gas) and chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities. Our line of chemical suits range in cost from about $113-$1,300 per coverall. The chemical suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. We have also introduced two garments approved by the National Fire Protection Agency (NFPA) for varying levels of protection:

•	Interceptor®, two multilayer films laminated on either side of durable nonwoven substrate. This garment provides a broad spectrum chemical barrier to gases, vapors and liquids. This garment is of an encapsulating design and is available in NFPA 1991 with flash fire for escape option and CE Type 1 certified configurations.
•	ChemMax® 4 is a multilayer barrier film laminated to a durable nonwoven substrate. This garment is a broad spectrum chemical barrier, but its greatest advantage is that the material is strong enough to hold an airtight zipper and to withstand reuse. As a result, it provides a low cost option for encapsulating garments and is durable enough for multiple reuse provided the garment is not exposed to chemical hazards. It is available in CE type 4 and 3 certified garments.

The addition of Interceptor and ChemMax® 4 to our product line provides Lakeland with, we believe, the most complete and cost-effective line of chemical protective garments available on the market today. Garments are certified to NFPA standards where applicable and versions of all of these garments are CE certified.

We manufacture chemical protective clothing at our facilities in Alabama, Mexico and China. Using fabrics, such as ChemMax® 1, ChemMax® 2, ChemMax® 3, ChemMax® 4 and Interceptor, we design, cut, glue and/or sew the materials to meet customer purchase orders.

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

We manufacture fire suits at our facilities in China, Mexico, Alabama and Brazil. Our fire suits range in price from about $800 for standard fire department turnout gear to $2,000 for certain fire proximity suits and heat protective apparel. Our Fyrepel® brand of firefighting apparel continues to benefit from ongoing research and development investment, as we seek to address the ergonomic needs of stressful occupations. Additionally, we have introduced a new NFPA certified line of our OSX turnout gear manufactured in China. Orders continue to increase as it complements our US product offering.

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

These products range in price from approximately $35.00 for a standard certified pant to $400.00 for a certified arc protective suit. The Alabama facility will also be utilized as a finishing location for garments that need to be altered.

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

Our reusable woven garments range in price from $30 to $200 per garment. We manufacture woven cloth garments at our facilities in China, Mexico and Alabama. We are continuing to relocate highly repetitive sewing processes for our high volume, standard product lines, such as woven protective coveralls and fire retardant coveralls to our facilities in China and Mexico where lower fabric and labor costs allow increased profit margins.

High Visibility Clothing

Lakeland Reflective manufactures and markets a comprehensive line of reflective apparel meeting the American National Standards Institute (ANSI) requirements as designated under standards 107-2004 and 207-2006. The line includes vests, T-shirts, sweatshirts, jackets, coats, raingear, jumpsuits, hats and gloves.

Fabrics available, including solid and mesh fluorescent, polyester, both standard and FR treated, Modacrylic materials which meet ASTM 1560 Test method for standard 70 Electric Arc Protection, are part of our offering. We recently introduced a breathable Modacrylic fabric. We believe this fabric should have strong appeal in states where very hot weather affects utility workers working outside during spring and summer (heat prostration).

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

Our domestic vest production occurs at Pennsylvania. Much of the manufacturing at this facility is focused on custom vest requirements. Many corporations and agencies, such as State Departments of Transportation, develop custom specifications which they feel are more efficient in meeting their specific needs versus an off-the-shelf product. We also can import a significant amount of product from China to meet the demand for items in high volume commodity markets.

In addition to ANSI Reflective items, Lakeland Hi-Visibility manufactures Nomex and FR cotton garments which have reflective trim as a part of their design criteria. These garments typically are used in rescue operations, such as those encountered with a vehicular crash. Garments in this group are not as price sensitive as those in the reflective categories. Consequently they are made in our Pennsylvania facility where we can react to customized needs and offer quicker customer response. Garments in this group can range in price from $200-$350.

Gloves and Sleeves

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

Since 2008, we manufacture these string knit gloves primarily at our Mexican facility allowing for lower production and labor costs. Foreign production will allow lower fabric and labor costs.

We have received patents for our Despro® and Despro® Plus products on manufacturing processes that provide greater cut and abrasion hand protection to the areas of a glove where it wears out prematurely in various applications. For example, the areas of the thumb crotch and index fingers are made heavier than the balance of the glove, providing increased wear protection and longer glove life, reducing overall glove costs. This proprietary manufacturing process allows us, we believe, to produce our gloves more economically and provide a greater value to our end user.

Quality

All of our manufacturing facilities are ISO 9001 or 9002 certified. ISO standards are internationally recognized quality manufacturing standards established by the International Organization for Standardization based in Geneva, Switzerland. To obtain our ISO registration, our factories were independently audited to test our compliance with the applicable standards. In order to maintain registration, our factories receive regular announced inspections by an independent certification organization. While ISO certification is advantageous in retaining CE certification of products, we believe that the ISO 9001 and ISO 9002 certifications make us more competitive in the marketplace, as customers increasingly recognize the standard as an indication of product quality.

As we are increasingly sourcing fabrics internationally, we have installed a quality control laboratory at our China facility. This laboratory is critical for insuring that our incoming raw materials meet our quality requirements, and we continue to add new capabilities to this facility to further guarantee product quality and to aid in new product development.

Marketing and Sales

Domestically, we employ an employee field sales force in order to better support customers and our enhanced marketing. We further leverage our in-house sales team with 42 independent sales representatives. These employees and representatives call on over 1,200 industrial safety and fire service distributors nationwide to promote and sell our products. Distributors buy our products for resale and typically maintain inventory at the local level in order to assure quick response times and the ability to serve their customers properly. Our sales employees and independent representatives have consistent communication with end users and decision makers at the distribution level, thereby allowing us valuable feedback on market perception of our products, as well as information about new developments in our industry.

As a key competitive and marketing advantage, we manufacture nearly all the garments we sell in our own factories for better control of costs, quality and delivery. Our competitors rely largely on contractors, which is a major selling point in our favor- customers are more comfortable dealing with the actual manufacturer.

We seek to maximize the efficiency of our established distribution network through direct promotion of our products at the end user level. We advertise primarily through trade publications, and our promotional activities include sales brochures, emails and our website. We exhibit at both regional and national trade shows, such as the National Safety Congress, the American Society of Safety Engineers, China Import and Export Fair, COS+H and the A + A show in Dusseldorf, Germany.

Internationally, aggregate sales growth continues to meet expectations even when currency exchange rates are factored in.  Product line expansion to higher value products is progressing in all global markets and is contributing to increased brand recognition, sales growth and profitability. We believe that future international growth is still sustainable in the coming year, based on our current estimates of market penetration, the introduction of higher value products and the opportunity to open new markets in which we do not yet have a presence.

We derive a percentage of our sales from the Department for Homeland Security. The federal government, through the Fire Act of 2002, began appropriating money as grants in 2003 to fire departments in the United States and its territories to fund the purchase of, among other things, personal protective equipment, including our firefighting and heat protective apparel and high-end chemical protective suits. In 2011, funds in the amount of $190 million were appropriated, $610 million were appropriated in 2012 and $365 million is expected in appropriations for 2013. The Bio Terrorism Preparedness and Response Act of 2002 originally included appropriations of approximately $3.6 billion for Bioterrorism Preparedness. In this program approximately $254 million of that amount is budgeted for Bioterrorism Hospital Preparedness and approximately $641 million in state, local preparedness and response in 2013.

Lakeland has salespeople in 17 countries outside of the US, and product sales in more than 40 countries. Internationally, our sustainable market advantages continue to be our knowledge of global standards, the diversity of our product offering and the fact that we manufacture our own products. This provides our customers with product selection, quality, delivery and customer service that we believe is unmatched in the market place. In FY13, one customer accounted for 7% of sales.

Research and Development

We continue to evaluate and engineer new or innovative products. In the past five years, we have acquired or introduced 121 new products, the more prominent of which are the Micromax® line of disposable protective clothing; multiple new configured lines of fire retardant work coveralls and fire turnout gear in Brazil, China and the USA; approximately 40 new lines of Hi-Visibility products; a SARS protective medical gown for Chinese hospital personnel; the Despro®, Grapolator™ and Microgard® antimicrobial cut protective glove and sleeve lines for food service; our patented Thermbar™ Mock Twist that provides heat protection for temperatures up to 600°F; 20 new lines of gloves and our new ChemMax® 1, 2, 3, 4, Interceptor and other fabrics for protection against intermediate chemical threats. We own 18 patents on various fabrics, patterns and production machinery.

We plan to continue investing in research and development to improve protective apparel fabrics and the manufacturing equipment used to make apparel. Specifically, we plan to continue to develop new specially knit and coated gloves, woven gowns for industrial and laboratory uses, fire retardant cotton fabrics and protective nonwoven fabrics. During FY13 and FY12, we spent approximately $240,000 and $430,000, respectively, on research and development.

To insure that our development activities are properly directed, we are active participants in standards writing. We are represented on a number of relevant ASTM International and the International Safety Equipment Association (ISEA) committees and participate in NFPA standards writing meetings. Internationally, we participate in the US Technical Advisory Group (TAG) to ISO through the ASTM and monitor CEN activities through our European offices.

Suppliers and Materials

Our largest supplier in FY13 was Southern Mills, from whom we purchased 11.7% of our total purchases. In FY12, our largest supplier was DuPont, from whom we purchased 13.9% of our total purchases.

We do not have long-term, formal trademark use agreements with any other suppliers of nonwoven fabric raw materials used by us in the production of our limited use/disposable protective clothing product lines. Materials, such as polypropylene, polyethylene, polyvinyl chloride, spun laced polyester, melt blown polypropylene and their derivatives and laminates, are available from 30 or more major mills. FR fabrics are also available from a number of both domestic and international mills. The accessories used in the production of our disposable garments, such as thread, boxes, snaps and elastics, are obtained from unaffiliated suppliers. We have not experienced difficulty in obtaining our requirements for these commodity component items.

We have not experienced difficulty in obtaining materials, including cotton, polyester and nylon, used in the production of reusable nonwovens and commodity gloves. We obtain Honeywell Spectra® yarn, used in our super cut-resistant Dextra Guard gloves and Kevlar®, used in the production of our specialty safety gloves, from independent mills that purchase the fibers from DuPont.

Materials used in our fire and heat protective suits include glass fabric, aluminized glass, Nomex®, aluminized Nomex®, Kevlar®, aluminized Kevlar®, polybenzimidazole, as well as combinations utilizing neoprene coatings. Traditional chemical protective suits are made of Viton®, butyl rubber and polyvinyl chloride, all of which are available from multiple sources. Advanced chemical protective suits are made from our proprietary ChemMax® 1, 2, 3, 4 and Interceptor®. We have not experienced difficulty obtaining any of these materials.

Internal Audit

We have an internal audit group located in Alabama and China consisting of a manager and an auditor who have direct access to the audit committee of our board of directors. The team’s primary function is to insure our internal control system is functioning properly. Additionally, the team is used from time to time to perform operational audits to determine areas of business improvements. Working in close cooperation with the audit committee, senior management and the external auditors, the internal audit function supports management to ensure that we are in compliance with all aspects of the Sarbanes-Oxley Act.

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

Seasonality

Our operations have historically been moderately seasonal, with higher sales generally occurring in March, April and May when scheduled maintenance on nuclear, coal, oil and gas fired utilities, chemical, petrochemical and smelting facilities, and other heavy industrial manufacturing plants occurs, primarily due to moderate spring temperatures and low energy demands. Sales decline during the warmer summer vacation months and gradually increase from Labor Day through February with slight declines during holidays, such as Christmas. As a result of this seasonality in our sales, we have historically experienced a corresponding seasonality in our working capital, specifically inventories, with peak inventories occurring between December and May, coinciding with lead times required to accommodate the spring maintenance schedules. We believe that by sustaining higher levels of inventory, we gain a competitive advantage in the marketplace. Certain of our large customers seek sole sourcing to avoid sourcing their requirements from multiple vendors whose prices, delivery times and quality standards differ.

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

Patents and Trademarks

We own 18 patents and have one patent in the application and approval process with the US Patent and Trademark Office. We own 29 Trademarks and have six Trademarks in the application and approval process. Intellectual property rights that apply to our various products include patents, trade secrets, trademarks and to a lesser extent copyrights. We maintain an active program to protect our technology by ensuring respect for our intellectual property rights.

Employees

As of January 31, 2013, we had 1,652 full-time employees, 1,513, or 92%, of whom were employed in our international facilities, and 139, or 8%, of whom were employed in our domestic facilities. An aggregate of 1,300 of our employees are members of unions. We are not currently a party to any collective bargaining agreements or any other contracts with these unions. We believe our employee relations to be excellent.

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

Although we have not in the past had any material costs or damages associated with environmental claims or compliance, and we do not currently anticipate any such costs or damages, we cannot guarantee that we will not incur material costs or damages in the future as a result of the discovery of new facts or conditions, acquisition of new properties, the release of hazardous substances, a change in interpretation of existing environmental laws or the adoption of new environmental laws.

Executive Officers of the Registrant

The following is a list of the names and ages of all of our executive officers indicating all positions and offices they hold with us as of May 17, 2013.

Name	Age	Position
Christopher J. Ryan	61	Chief Executive Officer, President, Secretary and Director
Gary Pokrassa	65	Chief Financial Officer
Stephen M. Bachelder	62	Chief Operating Officer
Charles D. Roberson	51	Vice President-International Sales

Christopher J. Ryan has served as our Chief Executive Officer and President since February 1, 2004, Secretary since April 1991, General Counsel from February 2000 to December 2011 and a director since May 1986. Mr. Ryan was our Executive Vice President - Finance from May 1986 until becoming our President on February 1, 2004. Mr. Ryan also worked as a Corporate Finance Partner at Furman Selz Mager Dietz & Birney, Senior Vice President, Corporate Finance at Laidlaw Adams & Peck, Inc., Managing Corporate Finance Director of Brean Murray Foster Securities, Inc. and Senior Vice President Corporate Finance of Rodman & Renshaw, between 1983-1991. Mr. Ryan served as a Director of Lessing, Inc. from 1995-2008, a privately held restaurant chain based in New York. Mr. Ryan received his BA from Stanford University, his MBA from Columbia Business School and his J.D. from Vanderbilt Law School. Mr. Ryan is a member of the National Association of Corporate Directors (NACD).

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

Stephen M. Bachelder been a director since November 2004, and served as Chairman of the Board of Directors from February 2011 until November 2012, when he was named Chief Operating Officer, his current position. From March 2011 until November 2012 he served as National Sales Manager of the Company.  His current term as a director will expire at our Annual Meeting of Stockholders in June 2015.  Mr. Bachelder was an executive and President of Swiftview, Inc., a Portland, Oregon based software company, from 1999-2007.  Swiftview, Inc. was sold to a private equity firm in October 2006.  From 1991 to 1999 Mr. Bachelder ran a consulting firm advising technology companies in the Pacific Northwest.  Mr. Bachelder was the president and owner of an apparel company, Bachelder Imports, from 1982 to 1991 and worked in executive positions for Giant Foods, Inc. and Pepsico, Inc. between 1976 and 1982.  Mr. Bachelder is a 1976 Graduate of the Harvard Business School.

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

If we are unable to continue as a going concern, our securities will have little or no value.

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the years ended January 31, 2013 and 2012 contains a going concern explanatory paragraph in which such firm expressed substantial doubt about our ability to continue as a going concern.

We have sustained substantial operating losses since in FY13 and we are in default with our lender, TD Bank. During the year ended January 31, 2013, we had a net loss of $(26.3) million. These factors raise substantial doubt about our ability to continue as a going concern. Brazil incurred operating losses of $1.4 million for the fourth quarter and $1.6 million for the full FY13.

We expect to continue to incur substantial additional operating losses from our Brazilian operations for at least the first half of FY14. Unless we are able to establish a new credit facility, we believe that our current cash position of $6.7 million, our cash flow from operations and, borrowing in Brazil and the United Kingdom, may not be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months. Management engaged Raymond James to explore strategic options. In May 2013, the Company accepted a commitment letter from a bank for a Senior Credit Facility subject to certain terms and conditions and is currently working towards closing this financing. However, no assurance can be given that this transaction or any other transaction will be consummated.

There is a risk if we are not successful in the current refinancing transaction.

If the Company cannot consummate the financing deal with the bank presently underway, there are several options available to the Company. There are several other lending proposals with acceptable terms received by the Company. Alternatively the Company could be sold. A further risk is that TD Bank would not accept either alternative. TD Bank has the right to call the entire outstanding balance on the TD credit facility.

Covenants in our credit facilities may restrict our financial and operating flexibility and we are currently in default on this facility.

We currently have one credit facility: $23.5 million revolving credit facility which commenced January 2010, of which we had $15.1 million of borrowings outstanding as of January 31, 2013, expiring June 2013. Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to interest coverage, debt coverage, minimum consolidated net worth and earnings before interest, taxes, depreciation and amortization. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our current credit facilities, and it is likely that our future lenders will have security interests in our assets. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business. We are currently in default of our current loan facility. While Lakeland has signed a commitment letter with another bank as discussed in Note 6 to the Financial Statements, there is no assurance that Lakeland can successfully refinance.

We may need additional funds, and if we are unable to obtain these funds, we may not be able to expand or operate our business as planned.

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from sales of equity or by borrowing money, to fund acquisitions for the future growth and development of our business or to fund our operations and inventory, particularly in the event of a market downturn. In May 2013, the Company accepted a commitment letter from a bank for a Senior Credit Facility subject to certain terms and conditions and is currently working towards closing this financing. However, no assurance can be given that this transaction or any other transaction will be consummated.

We incurred a significant loss in the fourth quarter and for the full fiscal year in FY13 and there can be no assurance that such losses will not continue.

For the fourth quarter of FY13 and for the full fiscal year, we incurred net losses of approximately $18.0 million and $26.3million, respectively. Such losses primarily arose from (a) the write-down in Brazil of goodwill and intangible assets, (b) the arbitration settlement in Brazil and (c) the termination of our supply agreement with DuPont de Nemours. More specifically, in the fourth quarter of FY14, we recorded an impairment charge of $10.0 million. FY13 also reflected a charge of $7.9 million in respect of the adverse arbitration judgment in Brazil suffered during the year and a valuation allowance for deferred tax assets of $4.5 million. In addition, for FY13, we had an operating loss from continuing operations of $1.0 million, as compared to an operating profit from continuing operations of $1.7 million in FY12. There can be no assurance that we will revert back to profitability.

We are required to make, in the near future, substantial cash payments in respect of the settlement agreement.

Cash payments are required relating to the settlement agreement resulting from the arbitration award in Brazil significant and further described in Note 4 to the Financial Statements. As of April 1, 2013, the remaining liability associated with the settlement agreement is $5.75 million and is payable $250,000 a quarter over the next 5 ¾ years, with no interest. Default on this obligation will have serious negative consequences.

We are subject to risk as a result of our international manufacturing operations.

Because most of our products are manufactured at our facilities located in China, Brazil and Mexico, our operations are subject to risk inherent in doing business internationally. Such risks include the adverse effects on operations from corruption, war, international terrorism, civil disturbances, political instability, governmental activities, deprivation of contract and property rights and currency valuation changes.

Brazil, in particular, operates in an extremely difficult climate and has had several significant issues resulting in the arbitration loss and impairment charges discussed in Note 4 and Note 5 to the Financial Statement, respectively.

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

By notice given to us in July 2011, E.I. DuPont de Nemours and Company (“DuPont”) terminated, effective September 10, 2011, the agreement by virtue of which DuPont supplied to us garments made from their proprietary Tyvek and Tychem fabrics. Products containing these fabrics constituted 50% and 59% of our North American revenues in FY12 and FY11, respectively. As a consequence, our results of operations in FY13 were adversely affected. Since 2005, we have been introducing alternative fabrics to Tyvek and Tychem. These fabrics are available to us from other textile mills and we believe that they do everything and, in some instances, more than Tyvek and Tychem materials do in the way of protection and comfort. Our strategy is to switch customers out of Tyvek and Tychem fabrics into our existing alternative products, which offer better margins than the DuPont-related product lines. The impact of our strategy will be determined by how many customers switch over to our proprietary product lines from the DuPont-related product lines and when the switching will occur. There can be no assurance that the adverse effect will not extend to a significantly longer period of time or that it will not be permanent.

If such financing does not close, there is no assurance that we will be able to replace or renew the current credit facility, which is currently in default, on terms that are favorable to us or at all. In addition, a number of factors could affect our ability to access debt or equity financing, including:

•	Our financial condition, strength and credit rating;
•	The financial markets’ confidence in our management team and financial reporting;
•	General economic conditions and the conditions in the homeland security sector; and
•	Capital markets conditions.

Even if available, additional financing will be more costly than our current facility and may have adverse consequences. If additional funds are raised through the incurrence of debt, we will incur increased debt servicing costs and may become subject to additional restrictive financial and other covenants. We can give no assurance as to the terms or availability of additional capital. If we are not successful in obtaining sufficient capital, it could reduce our net sales and materially adversely impact our earning capability and financial position.

Our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates.

Most of our assembly arrangements with our foreign-based subsidiaries or third-party suppliers require payment to be made in US dollars. Any decrease in the value of the US dollar in relation to foreign currencies could increase the cost of the services provided to us upon contract expirations or supply renegotiations. There can be no assurance that we will be able to increase product prices to offset any such cost increases, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We are also exposed to foreign currency exchange rate risks as a result of our sales in foreign countries. Our net sales to customers in South America, Canada, Asia and EEC were $44 million USD, in FY13. Our sales in these countries are usually denominated in the local currency. If the value of the US dollar increases relative to these local currencies, and we are unable to raise our prices proportionally, then our profit margins could decrease because of the exchange rate change. Although our labor, some fabric and component costs in China are denominated in the Chinese Yuan, this currency has historically been largely pegged to the US dollar, which has minimized our foreign currency exchange rate risk in China. Recently, however, the Chinese Yuan has been allowed to float against the US dollar and, therefore, we may be exposed to additional foreign currency exchange rate risk. We do not fully hedge the Brazilian Real as it costs approximately 9% a year to do so and management has deemed this not to be cost effective. This risk will also increase in the event that as we continue to increase our sales in other foreign countries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk.”

Our results of operations may vary widely from quarter to quarter.

Our quarterly results of operations have varied and are expected to continue to vary in the future. These fluctuations may be caused by many factors, including:

•	The size and timing of individual sales in Brazil;
•	Currency volatility;
•	Our expansion of international operations;
•	Competitive pricing pressures;
•	Seasonal buying patterns resulting from the cyclical nature of the business of some of our customers;
•	Changes in the mix of products and services sold;
•	The timing of introductions and enhancements of products by us or our competitors;
•	Market acceptance of new products;
•	Technological changes in fabrics or production equipment used to make our products;

•	Changes in the mix of domestic and international sales;
•	Personnel changes; and
•	General industry and economic conditions.

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

Our operations are substantially dependent upon key personnel.

Our performance is substantially dependent on the continued services and performance of our senior management and certain other key personnel, including Christopher J. Ryan, our Chief Executive Officer, president and secretary, Gary Pokrassa, our Chief Financial Officer, and Stephen Bachelder, our Chief Operating Officer. The loss of services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations. In addition, any future expansion of our business will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing, customer service and manufacturing personnel, and our inability to do so could have a material adverse effect on our business, financial condition and results of operations.

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

Other than our previous purchases of Tyvek® and TyChem® from DuPont, and current purchases of Kevlar® and Nomex® fabrics, all of which we have bought either directly or indirectly from DuPont since 1986, we generally use standard fabrics and components in our products. We rely on nonaffiliated suppliers and manufacturers for the supply of these fabrics and components that are incorporated in our products. If such suppliers or manufacturers experience financial, operational, manufacturing capacity or quality assurance difficulties, or if there is a disruption in our relationships, we will be required to locate alternative sources of supply. We cannot assure you that we will be able to locate such alternative sources. In addition, we do not have any long-term contracts with any of our suppliers for any of these components. Our inability to obtain sufficient quantities of these components, if and as required in the future, may result in:

•	Interruptions and delays in manufacturing and resulting cancellations of orders for our products;
•	Increases in fabrics or component prices that we may not be able to pass on to our customers; and
•	Our holding more inventory than normal because we cannot finish assembling our products until we have all of the components.

We deal in countries where corruption is an obstacle.

We must comply with American laws such as the Foreign Corrupt Practices Act (FCPA) and Sarbanes-Oxley, and also with recently passed anti-corruption legislation in the U K. Some of our competitors and customers in foreign jurisdictions may not adhere to such legislation. As a result, we believe that we lose sales orders due to our strict adherence to such regulations.

We face competition from other companies, a number of which have substantially greater resources than we do.

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

We derived approximately 57.2% of our net sales from customers located in foreign countries in FY13. We intend to increase the amount of foreign sales we make in the future. The additional risks of foreign sales include:

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

Our US operations, including our manufacturing facilities, are subject to federal, state and local environmental laws and regulations relating to the discharge, storage, treatment, handling, disposal and remediation of certain materials, substances and wastes. Any violation of any of those laws and regulations could cause us to incur substantial liability to the Environmental Protection Agency, the state environmental agencies in any affected state or to any individuals affected by any such violation. Any such liability could have a material adverse effect on our financial condition and results of operations.

The market price of our common stock may fluctuate widely.

The market price of our common stock could be subject to significant fluctuations in response to quarter-to-quarter variations in our operating results, announcements of new products or services by us or our competitors and other events or factors. For example, a shortfall in net sales or net income, or an increase in losses, from levels expected by securities analysts, could have an immediate and significant adverse effect on the market price and volume fluctuations that have particularly affected the market prices of many micro and small capitalization companies and that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

Our directors and executive officers have the ability to exert significant influence on our Company and on matters subject to a vote of our stockholders.

As of January 31, 2013, our directors and executive officers beneficially owned or could vote approximately 10.25% of the outstanding shares of our common stock. As a result of their ownership of common stock and their positions in our Company, our directors and executive officers are able to exert significant influence on our Company and on matters submitted to a vote by our stockholders. In particular, as of January 31, 2013, Christopher J. Ryan, our chief executive officer, president and secretary and a director, beneficially owned or votes approximately 8.76% of our common stock. The ownership interests of our directors and executive officers, including Mr. Ryan, could have the effect of delaying or preventing a change of control of our Company that may be favored by our stockholders generally.

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

Based upon an evaluation performed as of January 31, 2013 and throughout FY13, we have identified a material weakness surrounding our internal control over international financial reporting and review. In response to the material weakness management is restructuring its international financial review process and believes these changes will remediate the issue. Further, this weakness did not result in any significant adjustment to the financial statements.

Acquisitions could be unsuccessful.

In the future, subject to capital constraints, we may seek to acquire selected safety products lines or safety-related businesses which will complement our existing products. Our ability to acquire these businesses is dependent upon many factors, including our management’s relationship with the owners of these businesses, many of which are small and closely held by individual stockholders. In addition, we will be competing for acquisition and expansion opportunities with other companies, many of which have greater name recognition, marketing support and financial resources than us, which may result in fewer acquisition opportunities for us, as well as higher acquisition prices. There can be no assurance that we will be able to identify, pursue or acquire any targeted business and, if acquired, there can be no assurance that we will be able to profitably manage additional businesses or successfully integrate acquired business into our company without substantial costs, delays and other operational or financial problems.

If we proceed with additional acquisitions for cash, we may use a substantial portion of our available line of credit (if available) in order to consummate any such acquisition. We may also seek to finance any such acquisition through debt or equity financings, and there can be no assurance that such financings will be available on acceptable terms or at all. If consideration for an acquisition consists of equity securities, our stockholders could be diluted. If we borrow funds in order to finance an acquisition, we may not be able to obtain such funds on terms that are favorable to us. In addition, such indebtedness may limit our ability to operate our business as we currently intend because of restrictions placed on us under the terms of the indebtedness and because we may be required to dedicate a substantial portion of our cash flow to payments on the debt instead of to our operations, which may place us at a competitive disadvantage.

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

Address	Annual Rent	Lease Expiration	Principal Activity

Lakeland Industries, Inc. (Headquarters) 701-7 Koehler Avenue Ronkonkoma, NY 11779	Owned	N/A	Administration Sales

Lakeland Industries, Inc. 202 Pride Lane; and 3420 Valley Avenue; and 201 Pride Lane SW Decatur, AL 35603	Owned	N/A	Administration Manufacturing Warehouse Sales

Lakeland Protective Real Estate 59 Bury Court Brantford, ON N3S 0A9 – Canada	Owned	N/A	Sales Warehouse

Weifang Lakeland Safety Products Co., Ltd. Plant #1 Xiao Shi Village AnQui City, Shandong Province, PRC 262100	Owned(1)	N/A	Administration Manufacturing Warehouse Sales

Qingdao Lakeland Protective Products Co., Ltd Yinghai Industrial Park Jiaozhou, Shandong Province PRC 266318	Owned(1)	N/A	Administration Manufacturing Warehouse Sales

Lakeland Brazil, S.A. Rua do Luxemburgo, 260, Lotes 82/83, Condomicion Industrial Presidente Vargas Piraja, Salvador, Bahia Brazil 41230-130	Owned	N/A	Administration Manufacturing Warehouse Sales

Lakeland Glove and Safety Apparel Private, Ltd. Plots 81, 50 and 24 Noida Special Economic Zone New Delhi, India	Owned(2)	N/A	Warehouse Sales

Lakeland Mexico Carretera a Santa Rita, Calle Tomas Urbina #1 Jerez de Garcia, Salinas, Zacatecas, Mexico	Owned(3)	N/A	Administration Manufacturing Warehouse Sales

Lakeland Brazil, S.A. Porto Rico Street, Lots 16/17/18 Granjas Rurais, Salvador Brazil	Owned	N/A	Land for future expansion

Address	Annual Rent	Lease Expiration	Principal Activity

Lakeland Industries, Inc. 1701 4th Avenue, SE Decatur, AL 35603	$24,000	Month to month	Warehouse

Lakeland Industries, Inc. 5 Dutch Court Sinking Spring, PA 19608	$91,000	1/31/2014	Administration Manufacturing Warehouse Sales

Lakeland Industries Europe Ltd. Unit 9/10 Park 2, Main Road Newport, East Yorkshire HU15 2RP United Kingdom	Approximately $66,000 (varies with exchange rates)	March 2023 (with 8-year review period, from 4/2011	Warehouse Sales

Weifang Meiyang Protective Products Co., Ltd. Xiao Shi Village, AnQui City Shandong Province, PRC 262100	$11,000	12/31/2016	Manufacturing Warehouse

Lakeland (Beijing) Safety Products Co., Ltd. Unit 502, Building B, Sinolight Plaza No. 4 Wangjing Qiyang Road, Chaoyang District Beijing 100102 PRC	$39,000	5/30/2015	Warehouse

Lakeland (Beijing) Safety Products Co., Ltd. Unit C412, Building C, Yeging Plaza No. 9 Wangiing Beilu, Chaoyang District Beijing 100102 PRC	$18,800	5/30/2015	Sales

Lakeland Shanghai Unit 412, Building 2, No.88 Darwin Road, Zhangjiang Hi-Tech Park, Pudong, Shanghai 201203, P.R.China	$22,500	10/15/2014	Sales

Lakeland Brazil, S.A. Curtume Street, 708 Warehouse 10 Lapa de Baixo, Sao Paulo, Brazil	$186,000	10/31/2013	Warehouse Sales

Lakeland Brazil, S.A. Maria Zumba Street, 192 Piraja Granjas Rurais, Salvador, Brazil	$12,000	6/1/2013	Warehouse

Lakeland Industries Inc., Agencia En Chile Los Algarrobos nº 2228, Comuna de Santiago Código Postal 8361401, Santiago, Chile	$41,500	6/18/2014	Administration Warehouse Sales

Lakeland Argentina, SRL Centro Industrial y Comercial Florida Oeste, Avda. Gral. Roca #4250 Pciade, Buenos Aires, Argentina	$45,000	8/18/2013	Administration Manufacturing* Warehouse Sales

Art Prom, LLC Varashilova Street 5/1, Ust-Kamnogorsk, Kazakhstan, 070002	$1,100	9/1/2013	Manufacturing* Warehouse Sales

Address	Annual Rent	Lease Expiration	Principal Activity

RussIndProtection, Ltd. 201, vlad. 4B, str.1, 38km, MKAD Moscow, Russia 117574	$10,500	12/31/2013	Warehouse Sales

Lakeland Glove and Safety Apparel Private, Ltd. Plot B-42, Sector 2 Noida, District-Gautam Budh Nagar, India	$10,500	1/31/2014	Sales

(1) We own the buildings in which we conduct the majority of our manufacturing operations in China and lease the land underlying the buildings from the Chinese government. We have 33 years and 38 years remaining under the leases with respect to the AnQui City and Jiaozhou facilities, respectively.

(2) The annual total leases for the underlying land on plots 24, 81 and 50 in India amount to approximately $10,000 on the land leases expiring in 2024.

(3) Facility in Mexico purchased from landlord in FY12 and expanded.

* A small amount of manufacturing is done locally, but most sales are made in other Lakeland facilities.

Our facilities in Alabama, Mexico, China, Pennsylvania, Argentina and Brazil contain equipment used for the design, development and manufacture and sale of our products. Our operations in Canada, United Kingdom, Brazil, Chile, Hong Kong, Russia, India and Kazakhstan are primarily sales and warehousing operations receiving goods for resale from our manufacturing facilities around the world. We had $3.5 million and $3.3 million of net property and equipment located in in the US and China, $2.0 million and $.1 million of property and equipment located in India and Mexico and $2.2 million and $2.8 million of net property and equipment located in Brazil as of January 31, 2012 and 2013, respectively. In the third quarter of FY12 management decided to shut down manufacturing operations in India and sell the assets. This has been reflected as discontinued operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to litigation arising in the ordinary course of our business. Other than the proceedings related to the VAT tax issue described in Note 10 to the financial statements, we are not currently a party to any litigation or other legal proceedings that we believe could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4. MINING SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the Nasdaq Global Market under the symbol “LAKE.” The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported by the Nasdaq National Market.

	Price Range of Common Stock
	High	Low
Fiscal 2013
First Quarter	$11.00	$9.60
Second Quarter	10.69	6.44
Third Quarter	7.14	5.75
Fourth Quarter	6.25	4.90

Fiscal 2012
First Quarter	$9.26	$8.00
Second Quarter	8.81	7.86
Third Quarter	8.50	7.23
Fourth Quarter	9.70	6.65

Holders

Holders of our Common Stock, approximately 58, are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders. No cumulative voting with respect to the election of directors is permitted by our Articles of Incorporation. The Common Stock is not entitled to preemptive rights and is not subject to conversion or redemption. Upon our liquidation, dissolution or winding-up, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding stock that may be issued in the future having prior rights on such distributions and payment of other claims of creditors. Each share of Common Stock outstanding as of the date of this Annual Report is validly issued, fully paid and nonassessable.

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

We have never paid any cash dividends on our common stock, and we currently intend to retain any future earnings for use in our business. The payment and rate of future cash or stock dividends, if any, or stock repurchase programs are subject to the discretion of our board of directors and will depend upon our earnings, financial condition, capital or contractual restrictions under our credit facilities and other factors. In addition, the payment of cash dividends is restricted by the terms of our loan agreement with TD Bank

ITEM 6. Selected Financial Data

The following selected consolidated financial data as of and for our FYE 2013, 2012, 2011, 2010 and 2009 has been derived from our audited consolidated financial statements. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K.

	Summary of Operations As restated for discontinued operations, Year Ended January 31,
	(in thousands, except share and per share data)
	2009	2010	2011	2012	2013
Income Statement Data:
Net sales from continuing operations	$101,778	$93,317	$99,518	$96,327	$95,117
Operating profit (loss) from continuing operations	7,117	3,310	4,116	1,742	(1,030)
Foreign Exchange Charge Brazil	—	—	—	(304)	(741)
Arbitration judgment in Brazil	—	—	—	—	(7,874)
Goodwill impairment-Brazil	—	—	—	—	(9,954)
Income (loss) from continuing operations before income taxes	6,909	2,288	2,287	839	(20,731)
Income tax provision	1,818	406	892	(254)	5,036
Net income (loss) from continuing operations	5,091	1,882	1,395	1,093	(25,767)
Loss from discontinued operations net of tax	(541)	(852)	(423)	(1,470)	(522)

26

	2009	2010	2011	2012	2013
Net income (loss)	$4,550	$1,030	$972	$(377)	$(26,289)
Earnings (loss) per share - basic
Income (loss) from continuing operations	$0.94	$0.35	$0.26	$0.21	$(4.87)
Earnings (loss) per share - diluted
Income from continuing operations	$0.93	$0.35	$0.25	$0.20	$(4.87)
Weighted average common shares outstanding
Basic	5,435,829	5,426,784	5,440,364	5,224,552	5,290,332
Diluted	5,475,104	5,458,472	5,520,541	5,356,114	5,290,332
Balance Sheet Data:
Current assets	$78,363	$64,827	$75,725	$73,708	$63,872
Total assets	101,615	90,020	101,376	102,405	83,318
Current liabilities	7,452	15,921	10,718	9,453	27,902
Long-term liabilities	25,852	1,675	16,491	19,685	9,425
Stockholders’ equity	68,311	72,424	74,167	73,267	45,991

* FY09 only reflected three quarters of Brazilian operations. Brazil ran a much higher gross margin with higher operating costs. Further, we do not hedge against foreign exchange (FX) movements in the Brazilian currency. In FY11 we had an FX gain and in FY12 and FY13 a FX loss in Brazil.

Repurchase of Securities

We repurchased our Common Stock during FY09, FY10, FY11 and FY12. The Company initiated a stock repurchase program on February 21, 2008, and has repurchased 125,322 shares as of April 14, 2010. The Company initiated a second stock repurchase program on December 7, 2010, and has repurchased 231,119 shares through February 9, 2011. There were no further stock repurchases.

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

Overview

FY13 was a challenging year for management. The Company lost an officer contract dispute where we had substantial documentary evidence that the officer in question had breached his employment contract with Lakeland. Nonetheless, a Brazilian Arbitration Panel awarded this officer a $12.5 million judgment against Lakeland. According to our local counsel, arbitration decisions in Brazil are very difficult to successfully appeal. Subsequently, Lakeland successfully negotiated the judgment down to $8.5 million of which $6.0 million was payable over six years with no interest. As of April 1, 2013, the remaining liability associated with this arbitration judgment is $5.75 million and is payable at $250,000 a quarter over the next 5 ¾ years, with no interest. In addition, the Brazilian government devalued its currency by 10% in 2012 which greatly reduced our margins in Brazil on imported fabrics.

Declining sales in FY13 led to quarterly losses in Brazil, which led to the necessity of writing off all goodwill, certain intangibles, and deferred tax assets of Brazil. These factors led to a default on the TD Bank loan, which in turn created substantial doubt about our ability to continue as a going concern. Thus, we engaged with new lenders and considered other options, such as the sale of the Company, the sale of assets which has occurred, and a refinance of the TD Bank loan. In May 2013, the Company accepted a commitment letter from a bank for a Senior Credit Facility subject to certain terms and conditions and is currently working towards closing this financing. However, no assurance can be given that this transaction or any other transaction will be consummated. We will continue pursuing all options to maximize stockholder value.

As a result of the default under the TD Bank loan, and the risk that such loan could be called as immediately due and payable, we were unable to conclude that we would have the capital to continue our operations through January 31, 2014. Successful completion of the proposed new financing, in management’s opinion, would relieve this condition.

We manufacture and sell a comprehensive line of safety garments and accessories for the global industrial protective clothing markets. Our products are sold by our in-house sales force and independent sales representatives to a network of over 1,200 North American safety and mill supply distributors and end users and distributors internationally. These distributors in turn supply end user industrial customers, such as integrated oil, utilities, chemical/petrochemical, automobile, steel, glass, construction, smelting, janitorial, pharmaceutical and high technology electronics manufacturers. In addition, we supply federal, state and local governmental agencies and departments domestically and internationally, such as municipal fire and police departments, airport crash rescue units, the military, the Department of Homeland Security and the Centers for Disease Control and state and privately owned utilities and integrated oil companies.

We have operated -facilities in Mexico since 1995, in China since 1996, in India since 2007 (now discontinued) and in Brazil since May 2008. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. We have completed the process of moving of production of our reusable woven garments and gloves to these facilities by the second quarter of FY10. Our net sales from continuing operations attributable to customers outside the United States were $54.4 million and $45.8 million in FY13 and FY12, respectively.

We anticipate R&D expenses remaining flat at $240,000 in FY14 compared to FY13. This is due largely to expenses for a development project that we incurred in FY13 coupled with the anticipated elimination of several projects as a part of our product rationalization process, which is ongoing.

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

Going Concern. Our consolidated financial statements have been prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained substantial operating losses since in FY13 and we are in default with our lender, TD Bank. During the year ended January 31, 2013, we had a net loss of $(26.3) million. These factors raise substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from our Brazilian operations for at least the first half of FY14. Unless we are able to have in place a new credit facility, we believe that our current cash position of $6.7 million, our cash flow from operations and, borrowing in Brazil and the United Kingdom, may not be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months. To this end, in May 2013, the Company accepted a commitment letter from a bank for a Senior Credit Facility subject to certain terms and conditions and is currently working towards closing this financing. However, no assurance can be given that this transaction or any other transaction will be consummated.

If management is unable to successfully implement its cost reduction strategies or to complete any other financing, that would impact our ability to continue as a going concern.

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

Inventories. Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is written down for slow-moving, obsolete or unusable inventory.

In the year ended January 31, 2013, the Company changed its estimate used in calculating slow moving inventory in the US. Previously, the Company reserved for any item in excess of 5 years stock on hand based on annualized sales levels. The Company has determined that based on its needs to service customers, up to a two year supply may be needed. Therefore, the Company now writes down anything in excess of a two year supply. The change in estimate resulted in an additional write down of $288,000 at January 31, 2013. Most foreign operations consider inventory obsolete or slow-moving when more than one year supply exists.

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

Uncertain Tax Positions. In the event the Company determines that it may not be able to realize all or part of our deferred tax assets in the future, or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to income in the period of such determination. The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold.

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

Foreign Currency Risks. The functional currency for the Brazil operation is the Brazil Real; the United Kingdom, the Euro; the trading company in China, the RenminBi; the Canada Real Estate, the Canadian dollar; and the Russia operation, the Russian Ruble and Kazakhstan Tenge. All other operations have the US dollar as its functional currency.

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

Results of Operations

The following table sets forth our historical results of continuing operations for the years ended January 31, 2011, 2012 and 2013, as a percentage of our net sales from continuing operations.

	Year Ended January 31,
	2012	2013
Net sales from continuing operations	100.00%	100.00%
Cost of goods sold from continuing operations	70.12%	71.27%
Gross profit from continuing operations	29.88%	28.73%
Operating expenses from continuing operations	28.07%	29.81%
Operating profit (loss) from continuing operations	1.81%	(1.08)%
Interest expense, VAT tax charge, settlement of arbitration award and other income, net	(0.94)%	(20.71)%
Income tax expense (benefit) from continuing operations	(0.26)%	5.29%
Net income (loss) from continuing operations	1.13%	(27.09)%

Significant Balance Sheet Fluctuation January 31, 2013, as Compared to January 31, 2012

Balance Sheet Accounts. The increase in cash and cash equivalents of $1.0 million is primarily the result of normal fluctuations in cash management. Inventories decreased $6.4 million primarily due to sell off of remaining Tyvek inventory by January 31, 2013, overall inventory reduction program and the sale of inventory in Brazil built up for the Navy contract. The decrease in intangibles and goodwill of $9.3 million is due to the write down of these assets in Brazil. The decrease of $4.5 million in the current deferred tax assets is due to the creation of a valuation allowance for such accounts. The borrowing in Brazil was used for working capital. The increase in cash and cash equivalents of $1.0 million is primarily the result of careful cash management to enable Brazilian arbitration settlement payments through cash generated by current assets and liabilities, inventory and payables management. Trade payables increased in FY13 due to increased purchases of materials in China, Argentina and Chile with longer payment terms and cash management in the US.

Year Ended January 31, 2013, Compared to the Year Ended January 31, 2012

	For the Year		For the Three Months
	Ended January 31, Audited		Ended January 31, Unaudited
	2013	2012	2013	2012
Net sales from continuing operations	100.00%	100.00%	100.00%	100.00%
Gross profit from continuing operations	28.73%	29.88%	23.92%	26.35%
Operating expenses from continuing operations	29.81%	28.07%	30.22%	32.45%
Operating profit (loss) from continuing operations	(1.08)%	1.81%	(6.30)%	(6.11)%
Income (loss) before tax from continuing operations	(21.80)%	0.87%	(50.72)%	(8.27)%
Net income (loss) from continuing operations	(27.09)%	1.13%	(75.10)%	(5.00)%

Net Sales*. Net sales from continuing operations decreased $1.2 million, or 1.3%, to $95.1 million for the year ended January 31, 2013, compared to $96.3 million for the year ended January 31, 2012. The net decrease was mainly due to a $9.8 million decrease in domestic sales, partially offset by a $8.6 million increase in foreign sales. The net decrease in the US was comprised mainly of a decrease in US disposables sales, resulting from the loss of the Tyvek license from DuPont. This decrease in US sales was offset by significant increases in foreign sales, including a $1.2 million increase in sales by Qualytextil, SA in Brazil, a $3.2 million increase in European sales and a $1.8 million growth in combined Chile and Argentina sales. External sales from China were flat for the fourth quarter FY13 but were up for the full year 15.7%. Sales in Brazil have decreased in Q4FY13and we expect next fiscal year’s sales to be lower in Brazil.

Net sales from continuing operations in Q4 FY13 increased by $3.2 million, or 16.0%, to $23.4 million from Q4 of FY12. This increase was due to an increase in foreign sales, from $10.6 million in Q4 FY12 to $11.3 million in Q4 FY13 Of these amounts, sales in Brazil were $2.7 million and $2.7 million for Q4 of FY12 and FY13, respectively.

*For purposes of the Management’s Discussion, the reference to “Q” shall mean “Quarter.” Thus “Q2” means the second quarter of the applicable fiscal year.

Gross Profit. Gross profit from continuing operations decreased $1.5 million, or 5.1%, to $27.3 million for the year ended January 31, 2013, from $28.8 million for the year ended January 31, 2012. Gross profit as a percentage of net sales decreased to 28.7% for the year ended January 31, 2013, from 29.9% for the year ended January 31, 2012. The major factors driving the changes in gross margins were:

~~•~~	Disposables gross margin increased by 4.0 percentage points in FY13 compared with FY12. This increase was mainly due to changes in the sales mix to primarily Lakeland branded products this year, while last year had more than 50% of North American disposable sales were sales of DuPont products at a lower margin. This year’s margin was lower than it otherwise would be as a result of lower volume and an increase in inventory reserves against Tyvek items remaining.
•	Brazil gross margin was 31.1% for this year compared with 42.8% last year, primarily due to issues with a contract with the Brazilian Navy. The Brazilian currency weakened significantly earlier in the year, thereby greatly increasing the cost of material purchased from a USA supplier. Further, due to the length of time elapsed since the bid was submitted in respect of the Navy contract, there were increases in the material cost, along with a need to change certain components at a higher cost. There were also similar issues with several utility contracts.
•	Glove margins increased 5.0 percentage points primarily from improved product mix.
•	Chemical margins were decreased by 8.5 percentage points due to different sales mix.
•	Canada gross margin decreased by 1.9 percentage point primarily due to discounting remaining Tyvek inventory.
•	UK margins decreased by 1.5 percentage points primarily from higher volume from larger sales at lower margins.
~~•~~	Argentina margins decreased by 9.2 percentage points due to lack of capital.
~~•~~	Chile margins increased by 8.1 percentage points as a result of stronger sales mix.

Operating Expenses. Operating expenses from continuing operations increased $1.3 million, or 4.9%, to $28.3 million for the year ended January 31, 2013, from $27.0 million for the year ended January 31, 2012. As a percentage of net sales, operating expenses increased to 29.8% for the year ended January 31, 2013, from 28.1% for the year ended January 31, 2012. The increase in operating expenses in the year ended January 31, 2013, as compared to the year ended January 31, 2012, included:

•	$0.7	million increase in sales salaries due to the hiring of additional sales people to support growth in the US, Asia, and South America.
•	$0.6	million increase in commissions, of which 0.5 million was in Brazil, relating to higher commissions on large bid contracts delivered in Q1-Q3 of FY13.
•	$0.1	million increase in sales administrative salaries due to increase in customer service capacity in Alabama.
•	$0.1	million increase in insurance due to increased claims experience.
•	$0.1	million increase in employee benefits due to increase in unemployment expense.
•	$0.1	million increase in bad debt resulting from one large account in Chile.
•	$0.2	million increase in professional fees as a result of the issues in Brazil.
•	(0.1)	million decrease in administrative salaries, which includes a $0.6 million accrual for the contract termination of the President of the Brazilian subsidiary offset against $(0.7) million reduction in administrative salaries in Brazil, throughout the year, which is the result of our efforts to reduce costs. 10 employees in administration and sales were terminated in Brazil in FY13. A new law was passed in Brazil resulting in lower payroll taxes, officers in Brazil took a 10% payroll cut for two quarters, and the depreciated currency resulted in lower payroll expense in Brazil.
•	$(0.2)	million decrease in research and development due to large R&D expenses in FY12.
•	$(0.3)	million in decreased freight out expense due to more consolidated shipping and better management oversight.

Operating Profit/(Loss). Operating profit/(loss) from continuing operations decreased by $2.7 million to $(1.0) million from $1.7 million for the prior year. Operating profit as a percentage of net sales decreased (1.1)% for the year ended January 31, 2013, from 1.8% for the year ended January 31, 2012, primarily due to sharply lower volume in disposables in the US due to the termination of the Company’s Tyvek and Tychem supply agreement by DuPont, a $0.6 million charge for contract termination of the President of the Brazilian subsidiary, issues in Brazil with the Navy and other contracts caused by a currency devaluation earlier in the year and weak volume in Brazil, mainly due to lack of large bid contracts in Q4 of FY13. Without Brazil’s FY13 operating loss of $1.6 million, the Company would have had operating income of $0.6 million.

Interest Expense. Interest expense increased by $0.2 million for the year ended January 31, 2013, compared to the year ended January 31, 2012, because of term loan borrowing in 2012 to fund capital expansion in Brazil and Mexico outstanding throughout FY13 and also borrowing in Brazil at higher rates prevailing in Brazil and the US. Further, the Company paid higher interest rates on its TD facility in FY13 as a result of several amendments during FY13.

Other Expenses - Net. The increase in other expenses resulted mainly from the $10.0 million write down of goodwill in Brazil and the $7.9 million arbitration settlement, with two of the former owners of the Company’s subsidiary in Brazil.

Income Tax Expense. Income tax expenses from continuing operations consist of federal, state and foreign income taxes. Income tax expense increased $5.3 million to $5.0 million for the year ended January 31, 2013, from $(0.3) million for the year ended January 31, 2012. Our effective tax rate was meaningless for the fiscal years ended January 31, 2013 and 2012. Our effective tax rate varied from the federal statutory rate of 34% due primarily to the $7.9 million arbitration settlement in Brazil, which did not get a tax benefit, $10.0 million goodwill write-off in Brazil and the establishment of a $4.5 million valuation allowance for deferred tax assets. Our income taxes in the current year were benefited by losses in the US and a “check-the-box” US tax benefit from the losses in India at a higher rate than most of the foreign income. Further, there was a $4.5 million valuation allowance charged to tax expense this year relating to the deferred tax asset.

Net Income/(Loss). Net income/(loss) from continuing operations decreased $26.9 million to a loss of $(25.8) million for the year ended January 31, 2013, from $1.1 million for the year ended January 31, 2012. The decrease in net income was primarily a result of arbitration settlement and goodwill impairment charge in Brazil (see Notes 4 and 5 for full discussion).

Fourth Quarter Results

Continuing Operations

The sales in Brazil in Q4 of FY13 and FY12 had no large bid sales and were approximately the same as prior year. The increase in sales in other foreign jurisdictions is primarily due to the introduction of new products and new marketing material targeting specific markets.

Factors effecting 4QFY13 results included:

•	A goodwill impairment charge of $10.0 million in Brazil.
•	$0.6 million separation accrual in Brazil for a departing executive.
•	A loss of $0.2 million on foreign exchange in Brazil.
•	A valuation allowance for deferred tax in the amount of $4.5 million.
•	We continue to see price increases in our Chinese manufacturing operations with labor source availability a concern.
•	As a result of general elections in the fourth quarter, the public tenders were very weak in Brazil across all markets throughout the quarter resulting in weaker sales.
•	In Q4 we began initiatives to "right size" the Brazilian operation. This initiative is expected to be complete in Q1 FY14. About 70% of the severance and labor reductions costs were recognized in November and January of Q4.
•	Lakeland Europe and Lakeland China both experienced strong Q4 sales closing FY13 with record sales for each division.

Discontinued Operations

In Q4FY12, the Company commenced its efforts to market its property in India. Based on the difficulty in marketing this property in Q4FY13, the Company determined carrying value exceeded projected undiscounted cash flows and recorded a loss of $800,000 to reduce carrying value to future value.

Liquidity and Capital Resources

Cash Flows

As of January 31, 2013, we had cash and cash equivalents of $6.7 million and working capital of $36.0 million, an increase of $1.0 million and a decrease of $28.3 million, respectively, from January 31, 2012. We have operations in many foreign jurisdictions which may place restrictions on repatriation of cash to the US. We are planning various strategies to mitigate this issue. Our primary sources of funds for conducting our business activities have been from cash flow provided by (used in) operations and borrowings under our credit facilities described below. Much of our cash is overseas and not readily available. We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures. The decrease in working capital was primarily due to the reclassification of the TD Bank loan outstanding balances from long-term in FY12 to current liabilities in FY13.

Net cash provided by continuing operating activities of $2.2 million for the year ended January 31, 2013, was due primarily to net loss of $26.3 million, offset by noncash charges of $7.9 million for the arbitration award less $1.8 million payments and fees, noncash $10.0 million goodwill impairment charge in Brazil and $3.8 million valuation allowance for deferred tax noncash charge, an increase in receivables of $1.5 million, a decrease in inventory of $4.6 million and increased payables of $1.8 million. Net cash used in continuing operating activities of $0.0 million for the year ended January 31, 2012, was due primarily to a net loss of $0.4 million, an increase in receivables of $1.3 million and decreased payables of $1.9 million.

Net cash used in investing activities of $1.4 million and $4.9 million in the years ended January 31, 2013 and 2012, respectively, was due to the purchases and improvements to property and equipment in both years, in fiscal 2013 mainly in China and Mexico, and in fiscal 2012 mainly due to capital expansions in Brazil and Mexico. Net cash used in financing activities in the years ended January 31, 2013 and 2012 was primarily new borrowings under the term loan facility to fund the Brazilian and Mexican expansions, payments of $1.9 million, pursuant to the Brazil Settlement Agreement and borrowings in Brazil.

Credit Facility

As of January 31, 2013 we had one credit facility: a $17.5 million credit facility with TD Bank, expiring in June 2013, including a Revolver and Term Loans, of which we had borrowing outstanding under the revolver as of January 31, 2013 amounting to $9.6 million, expiring in June 2013 and a term loan facility of which we had $5.5 million outstanding as of January 31, 2013.

As a result of the arbitration award issued against the Company in May 2012 and the subsequent entry into a Settlement Agreement (the “Brazilian Settlement Agreement”) in respect thereof, as well as due to the recent operating results of the Company mentioned below, one or more events of default have occurred during the year under the TD Bank revolving credit facility and term loan facility, including an event of default for failure to comply with the minimum EBITDA covenant, which allow TD Bank, at its option, to accelerate the loan.

Borrowings under the revolving credit facility bear interest at the London Interbank Offering Rate (LIBOR) plus 200 basis points and were 3.7% at January 31, 2013. Our TD Bank credit facility requires that we comply with specified financial covenants relating to interest coverage, debt coverage, minimum consolidated net worth and earnings before interest, taxes, depreciation and amortization. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities allows the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our credit facilities. On May 15, 2013, the Company accepted a commitment letter from a bank for a Senior Credit Facility subject to certain terms and conditions and is currently working towards closing this financing. However, no assurance can be given that this transaction or any other transaction will be consummated.

Unless we are able to have in place a new credit facility, we believe that our current cash position of $6.7 million, our cash flow from operations and, borrowing in Brazil and the United Kingdom, may not be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

Capital Expenditures

Our capital expenditures principally relate to purchases of building and equipment in Brazil and Mexico, manufacturing equipment, computer equipment and leasehold improvements. We anticipate FY14 capital expenditures to be approximately $1.0 million. Our facilities in China are not encumbered by commercial bank mortgages and, thus, Chinese commercial mortgage loans or the sale of a facility may be available with respect to these real estate assets if we need additional liquidity. There are no further specific plans for material capital expenditures in the fiscal year 2014.

During FY13the AnQui City, China Weifang Lakeland factory expanded its operations substantially to accommodate the movement of the work in a leased facility, whose lease had expires. By bringing the two factories together, economies of scale were achieved.

Contractual Obligations

We had no off-balance sheet arrangements at January 31, 2013. As shown below, at January 31, 2013, our contractual cash obligations totaled approximately $19.8 million, including lease renewals entered into subsequent to January 31, 2013.

	Payments Due by Period
	Total	One Year or Less	2 Years	3 Years	4 Years	5 Years	After 5 Years

Canada facility loan	$1,398,566	$100,481	$100,481	$100,481	$100,481	$100,481	$896,161
Term loans - TD Bank	5,550,000	5,550,000	—	—	—	—	—
Borrowings in Brazil	1,578,779	1,578,779	—	—	—	—	—
Operating leases	1,261,530	499,169	175,568	109,125	76,168	66,000	335,500
Other liabilities	83,809	83,809	—	—	—	—	—
Revolving credit facility	9,558,882	9,558,882	—	—	—	—	—
Brazil Arbitration Settlement	5,710,691	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000	710,691
Total	$25,142,257	$18,371,120	$1,276,049	$1,209,606	$1,176,649	$1,166,481	$1,942,352

The TD facility is reflected as amended in October 2012 (See Note 6 to the financial statements included in this Form 10-K )

Recent Accounting Developments

The Company considers the applicability and impact of all accounting standards updates (ASUs). ASUs not listed below were determined to either not be applicable or to have a minimal impact on the consolidated financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

• Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

• Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill.

Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.

The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

The FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles- Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%.

ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

The FASB has issued its U.S. GAAP Financial Reporting Taxonomy Implementation Guide - Subsequent Events. The guide is the first in a series of XBRL Implementation Guides, which are designed to help Taxonomy users understand how certain disclosures are structured within the Taxonomy. The purpose of the Implementation Guide is to demonstrate the modeling for disclosures required about events occurring subsequent to the end of a public company’s reporting period. The modeling has been completed using the elements in the Taxonomy. The examples are not intended to encompass all of the potential modeling configurations or to dictate the appearance and structure of a company’s XBRL documents. In addition to the Implementation Guide, the FASB also issued Definition Components & Structure, the first style guide of the FASB U.S. GAAP Financial Reporting Taxonomy Style Guide Series. Also available on the FASB website, the style guides provide additional insight into design criteria and are offered as a reference for users of the Taxonomy.

The U.S. GAAP Financial Reporting Taxonomy is a list of computer-readable tags in XBRL that allows companies to tag precisely the thousands of pieces of financial data that are included in typical long-form financial statements and related footnote disclosures. The tags allow computers to automatically search for, assemble, and process data so it can be readily accessed and analyzed by investors, analysts, journalists, and regulators. In early 2010, the Financial Accounting Foundation assumed maintenance responsibilities for the Taxonomy, and, along with the FASB, assembled a team of technical staff dedicated to updating the Taxonomy for changes in U.S. GAAP, identifying best practices in Taxonomy extensions, and technical enhancements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to changes in foreign currency exchange rates as a result of our purchases and sales in other countries. To manage the volatility relating to foreign currency exchange rates, we seek to limit, to the extent possible, our non-US dollar denominated purchases and sales.

In connection with our operations in China, we purchase a significant amount of products from outside of the United States. However, our purchases in China are primarily made in Chinese Yuan, the value of which had been largely pegged to the US dollar for the last decade. However, the Chinese Yuan has been decoupled from the US Dollar and allowed to float by the Chinese government and, therefore, we have been exposed to additional foreign exchange rate risk on our Chinese raw material and component purchases.

Our primary risk from foreign currency exchange rate changes is presently related to non-US dollar denominated sales in Brazil, Canada and Europe and, to a smaller extent, in other South American countries and dollar-denominated payables in Brazil. Our sales to customers in Brazil are denominated in Brazilian Reals, in Canada in Canadian dollars and in Europe in Euros and British pounds. If the value of the US dollar increases relative to the Canadian dollar, the Real, the Pound or the Euro, then our net sales could decrease as our products would be more expensive to these international customers because of changes in rate of exchange. The largest supplier of raw materials to Brazil is an American company, and these payables are denominated in US dollars. If the Brazilian Real weakened against the US dollar, it would make our costs higher and trigger a loss on foreign exchange on the payables. Our sales from China are denominated in the Chinese Yuan, US dollar and Euros;. We did experience some losses between the Chinese Yuan, the Euro and US dollars in FY12, but we have since stepped up our hedging program to include this risk. We manage the foreign currency risk through the use of rolling 90-day forward contracts against the Canadian dollar and Euros and through longer term cash flow hedges in China against the USD and Euro. We also do limited short-term hedging of the Brazilian Real. We do not hedge other currencies at this time. As non-US dollar denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results. The only significant unhedged foreign exchange exposure we have is the Brazilian Real. Other unhedged currency exposure is not significant.  If the Brazilian exchange rates varied either way by +/- 10% it could cause a gain/loss to P&L of $212,000.

Interest Rate Risk

We are exposed to interest rate risk with respect to our credit facilities, which have variable interest rates based upon the London Interbank Offered Rate. At January 31, 2013, we had $15.1 million in borrowings outstanding under this credit facility. If the interest rate applicable to this variable rate debt rose 1.0% in the year ended January 31, 2013, our interest expense would have increased by approximately $0.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Consolidated Financial Statements:
Page No.
Report of Independent Registered Public Accounting Firm	41
Consolidated Statements of Operations for the Years Ended January 31, 2013 and 2012	42
Consolidated Statements of Comprehensive Loss for the Years Ended January 31, 2013 and 2012	43
Consolidated Balance Sheets for January 31, 2013 and 2012	44
Consolidated Statements of Stockholders' Equity for the Years Ended January 31, 2013 and 2012	45
Consolidated Statements of Cash Flows for the Years Ended January 31, 2013 and 2012	46
Notes to Consolidated Financial Statements	47-77

All schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lakeland Industries, Inc. and Subsidiaries

Ronkonkoma, New York

We have audited the accompanying consolidated balance sheets of Lakeland Industries, Inc. and Subsidiaries (the Company) as of January 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the two-year period ended January 31, 2013. Lakeland’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. For the year ended January 31, 2013, we did not audit the financial statements of Lakeland Brazil, S.A., a wholly-owned subsidiary, which statements reflect total assets and revenues constituting 19% and 18%, respectively, of the related consolidated totals in 2013. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in Lakeland Brazil, S.A., is based solely on the report of other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2013 and 2012, and the consolidated results of its operations and its cash flow for each of the years in the two-year period ended January 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in default on certain covenants of its loan agreements at January 31, 2013. The lenders have not waived these events of default and may demand repayment at any time. Management is currently trying to secure replacement financing but does not have new financing available at the date of this report. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Warren Averett, LLC

Birmingham, Alabama

May 21, 2013

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended January 31, 2013 and 2012

	Years Ended
	January 31,
	2013	2012
Net sales from continuing operations	$95,117,539	$96,326,989
Cost of goods sold from continuing operations	67,790,106	67,541,191
Gross profit from continuing operations	27,327,433	28,785,798
Operating expenses from continuing operations
Selling and shipping	13,148,365	11,979,682
General and administrative	15,209,236	15,063,923
Total operating expense from continuing operations	28,357,601	27,043,605
Operating profit (loss) from continuing operations	(1,030,168)	1,742,193
Foreign Exchange loss Brazil	(741,052)	(304,626)
Arbitration judgment in Brazil	(7,873,847)	—
Goodwill and other intangible impairment in Brazil	(9,953,725)	—
Other income (loss)	(81,791)	80,374
Additional VAT tax charge in Brazil	(137,169)	—
Interest expense	(913,446)	(679,086)
Income (loss) from continuing operations before income taxes	(20,731,198)	838,855
Provision (benefit) for income taxes on continuing operations	5,035,764	(254,319)
Income (loss) from continuing operations	(25,766,962)	1,093,174
Discontinued operations:
Loss from operations of discontinued India glove manufacturing facility (including loss on disposal of $800,000 in assets in 2013 and $1,734,000 in 2012)	(800,000)	(2,314,959)
Benefit from income taxes	(278,293)	(844,960)
Loss on discontinued operations	(521,707)	(1,469,999)
Net loss	$(26,288,669)	$(376,825)
Basic earnings per share:
Income (loss) from continuing operations	$(4.87)	$0.21
Discontinued operations	(0.10)	(0.28)
Basic loss per share	(4.97)	(0.07)
Diluted earnings per share:
Income (loss) from continuing operations	$(4.87)	$0.20
Discontinued operations	(0.10)	(0.27)
Diluted loss per share	(4.97)	(0.07)
Weighted average common shares outstanding:
Basic	5,290,332	5,224,552
Diluted	5,290,332	5,356,114

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended January 31, 2013 and 2012

	Years Ended
	January 31
	2013	2012
Net loss	$(26,288,669)	$(376,825)
Other comprehensive loss:
Cash flow hedge in China	(84,800)	68,095
Foreign currency translation adjustments:
Lakeland Brazil, S.A.	(2,921,629)	(646,325)
Canada	224	2,104
United Kingdom	(7,726)	(108,246)
China	33,445	60,589
Russia/Kazakhstan	(20,561)	(53,518)
Brazil goodwill and intangible write-off reclassification	1,812,421	—
Other comprehensive loss	(1,188,626)	(677,301)
Comprehensive loss	$(27,477,295)	$(1,054,126)

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

January 31, 2013 and 2012

	January 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$6,736,962	$5,711,038
Accounts receivable, net of allowance for doubtful accounts of $342,000 and $270,200 at January 31, 2013 and 2012, respectively	13,782,908	12,576,362
Inventories	39,270,675	45,668,355
Deferred income taxes	—	3,987,671
Assets of discontinued operations in India	813,182	1,998,570
Prepaid income tax	1,564,834	1,772,806
Other current assets	1,703,322	1,993,151
Total current assets	63,871,883	73,707,953

Property and equipment, net	14,089,987	13,914,826
Prepaid VAT and other taxes, noncurrent	2,461,386	2,791,107
Security deposits	1,546,250	1,330,679
Intangibles and other assets, net	477,200	4,527,335
Goodwill	871,297	6,132,954
Total assets	$83,318,003	$102,404,854
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,704,001	$4,600,437
Accrued compensation and benefits	975,758	1,304,818
Other accrued expenses	2,409,454	1,584,894
Liabilities of discontinued operations in India	25,041	64,780
Current maturity of long-term debt	100,481	1,898,259
Current maturity of arbitration settlement	1,000,000	—
Short-term borrowing	1,578,779	—
Term loans to TD Bank	5,550,000	—
Borrowings under revolving credit facility	9,558,882	—
Total current liabilities	27,902,396	9,453,188

Accrued arbitration award in Brazil (net of current maturities)	4,710,691	—
Borrowings under revolving credit facility	—	11,457,807
Other long-term debt	1,298,085	4,814,682
Other liabilities - accrued legal fees in Brazil	86,911	99,367
VAT taxes payable long-term	3,328,820	3,312,953
Total liabilities	37,326,903	29,137,997

Stockholders’ equity
Preferred stock, $.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $.01 par; authorized 10,000,000 shares, issued 5,688,600 and 5,581,919; outstanding, 5,332,159 and 5,225,478 at January 31, 2013 and 2012, respectively	56,886	55,819
Treasury stock, at cost; 356,441 shares at January 31, 2013 and January 31, 2012	(3,352,291)	(3,352,291)
Additional paid-in capital	50,973,065	50,772,594
Retained earnings (deficit)	(472,445)	25,816,224
Accumulated other comprehensive loss	(1,214,115)	(25,489)
Total stockholders' equity	45,991,100	73,266,857
Total liabilities and stockholders' equity	$83,318,003	$102,404,854

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended January 31, 2013 and 2012

	Common Stock		Treasury Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	(deficit)	Income (loss)	Total

Balance, January 31, 2011	5,568,744	$55,687	(314,441)	$(3,012,920)	$50,279,613	$26,193,049	$651,812	$74,167,241

Net loss	—	—	—	—	—	(376,825)	—	(376,825)
Other comprehensive loss	—	—	—	—	—	—	(677,301)	(677,301)
Stock based compensation:
Grant of director stock options	—	—	—	—	22,280	—	—	22,280
Restricted stock issued at par	13,175	132	—	—	(132)	—	—	—
Restricted Stock Plan:
2006 Plan	—	—	—	—	4,465	—	—	4,465
2009 Plan	—	—	—	—	516,797	—	—	516,797
Return of shares in lieu of payroll tax withholding	—	—	—	—	(50,429)	—	—	(50,429)
Stock repurchase program	—	—	(42,000)	(339,371)	—	—	—	(339,371)
Balance, January 31, 2012	5,581,919	55,819	(356,441)	(3,352,291)	50,772,594	25,816,224	(25,489)	$73,266,857

Net loss	—	—	—	—	—	(26,288,669)	—	(26,288,669)
Other comprehensive loss	—	—	—	—	—	—	(1,188,626)	(1,188,626)
Stock based compensation:
Grant of director stock options	—	—	—	—	24,630	—	—	24,630
Restricted stock issued at par	106,681	1,067	—	—	(1,067)	—	—	—
Restricted Stock Plan:
2009 Plan	—	—	—	—	144,617	—	—	144,617
2012 Plan	—	—	—	—	163,514	—	—	163,514
Return of shares in lieu of payroll tax withholding	—	—	—	—	(131,223)	—	—	(131,223)
Stock repurchase program	—	—	—	—	—	—	—	—
Balance, January 31, 2013	5,688,600	56,886	(356,441)	(3,352,291)	50,973,065	(472,445)	(1,214,115)	45,991,100

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended January 31, 2013 and 2012

	2013	2012
Cash flows from operating activities
Net loss	$(26,288,669)	$(376,825)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Arbitration award in Brazil	7,873,847	—
Less payments against arbitration settlement	(1,898,403)	—
Provision for inventory obsolescence	551,498	106,015
Goodwill impairment charge	9,953,725	—
Provision for doubtful accounts	72,000	59,900
Additional write-off/India assets held for sale	800,000	—
Deferred income taxes	3,805,844	(1,101,360)
Depreciation and amortization	1,550,865	1,939,469
Stock based and restricted stock compensation	332,761	543,542
(Increase) decrease in operating assets:
Accounts receivable	(1,536,668)	1,319,147
Inventories	4,598,594	(967,017)
Prepaid income taxes and other current assets	226,689	59,045
Other assets	(231,356)	(223,808)
Decrease in assets of discontinued operations	—	1,671,031
Increase (decrease) in operating liabilities:
Accounts payable	1,826,916	(1,874,031)
Accrued compensation and benefits	(329,060)	(106,780)
Accrued expenses and other liabilities	918,529	(1,083,627)
Liabilities of discontinued operation	(39,739)	30,840
Net cash provided by (used in) operating activities	2,187,373	(4,459)
Cash flows from investing activities:
Purchases of property and equipment	(1,384,539)	(4,871,932)
Net cash used in investing activities	(1,384,539)	(4,871,932)
Cash flows from financing activities
Net borrowings (repayments) under credit agreement	(1,898,925)	(27,891)
Proceeds from term loans	3,000,000	3,800,000
Repayments of term loans	(985,000)	(265,000)
Canada loan repayments	(200,200)	(93,664)
Proceeds of borrowings in Brazil	3,862,710	1,777,762
Repayments of Brazil debt	(3,680,906)	(184,268)
VAT taxes payable	—	3,142
Purchases of stock under stock repurchase program	—	(339,371)
Other liabilities	3,410	(3,902)
Shares returned in lieu of taxes under restricted stock program	(131,223)	(50,429)
Net cash provided by (used in) financing activities	(30,134)	4,616,379
Effect of exchange rate changes on cash	22,723	17,981
Cash reclassified from assets held-for-sale	230,501	—
Net increase (decrease) in cash and cash equivalents	1,025,924	(242,031)

Cash and cash equivalents at beginning of year	5,711,038	5,953,069
Cash and cash equivalents at end of year as restated	$6,736,962	$5,711,038

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Lakeland Industries, Inc. and Subsidiaries (“Lakeland” or the “Company”), a Delaware corporation organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing market. The principal market for the Company’s products is in the United States. No customer accounted for more than 10% of net sales during FY13 or FY12. For purposes of these financial statements, FY refers to a fiscal year ended January 31; thus, FY13 refers to the fiscal year ended January 31, 2013.

Going Concern

Our consolidated financial statements have been prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained substantial operating losses since FY13 and we are in default with our lender, TD Bank. During the year ended January 31, 2013, we had a net loss of $(26.3) million. These factors raise substantial doubt about our ability to continue as a going concern.

 We expect to continue to incur substantial additional operating losses from our Brazilian operations for at least the first half of FY14. Unless we are able to have in place a new credit facility, we believe that our current cash position of $6.7 million, our cash flow from operations and, borrowing in Brazil and the United Kingdom, may not be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months. To this end, on May 15, 2013, the Company accepted a commitment letter from a bank for a Senior Credit Facility subject to certain terms and conditions and is currently working towards closing this financing. However, no assurance can be given that this transaction or any other transaction will be consummated.

If management is unable to successfully implement its cost reduction strategies or to complete any other financing, that would impact our ability to continue as a going concern.

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

Lakeland offers a growth rebate to certain distributors each year on a calendar-year basis. Sales are tracked on a monthly basis, and accruals are based on sales growth over the prior year. The growth rebate accrual is adjusted either up or down on a monthly basis as a reduction (increase) to revenue and an increase (reduction) to the accrual based on monthly sales trends as compared with prior year. Based on volume and products purchased, distributors can earn anywhere from 1% to 6% rebates in the form of either a quarterly or annual credit to their account, depending on the specific agreement. In estimating the accrual needed, management tracks sales growth over the prior year.

Our sales are generally final; however, requests for return of goods can be made and must be received within 90 days from invoice date. No returns will be accepted without a written authorization. Return products may be subject to a restocking charge and must be shipped freight prepaid. Any special made-to-order items are not returnable. Customer returns have historically been insignificant.

Customer pricing is subject to change on a 30-day notice; exceptions based on meeting competitors’ pricing are considered on a case-by-case basis. Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

For larger orders, except in its Lakeland Fire product line, the Company absorbs the cost of shipping and handling. For those customers who are billed the cost of shipping and handling fees, such amounts are included in net sales. Shipping and handling costs associated with outbound freight are included in selling and shipping expenses and aggregated approximately $2.5 and $2.8 million in FY13 and FY12, respectively.

Inventories

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or market. Provision is made for slow-moving, obsolete or unusable inventory.

In the year ended January 31, 2013 the Company changed its estimate used in calculating slow moving inventory in the US. Previously, the Company wrote down any item in excess of five years stock on hand based on annualized sales levels. The Company has determined that based on its needs to service customers, up to a two year supply may be needed. Therefore, anything in excess of a two year supply is now written down to its estimated net realizable value and the results of operations for FY13 include a corresponding change of $288,000.

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

Goodwill and Intangible Assets

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill and indefinite lived intangible assets are evaluated for impairment at least annually; however, this evaluation may be performed more frequently when events or changes in circumstances indicate the carrying amount may not be recoverable. Factors that the Company considers important that could identify a potential impairment include: significant changes in the overall business strategy and significant negative industry or economic trends. Management assesses whether it is more likely than not that goodwill is impaired and, if necessary, compares the current value of the entity acquired to the carrying value. Fair value is generally determined by management either based on estimating future discounted cash flows for the reporting unit or by estimating a sales price for the reporting unit based on a multiple of earnings. These estimates require the Company’s management to make projections that can differ materially from actual results.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

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

Research and Development Costs

Research and development costs are expensed as incurred and included in general and administrative expenses. Research and development expenses aggregated approximately $242,000 and $428,000 in the FY13 and FY12, respectively.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

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

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share are based on the weighted average number of common and common stock equivalents. The average common stock equivalents for the years ended January 31, 2013 and 2012, were 0 and 131,562, respectively, representing the dilutive effect of stock options and restricted stock awards. The diluted earnings per share calculation takes into account the shares that may be issued upon exercise of stock options, reduced by shares that may be repurchased with the funds received from the exercise, based on the average price during the fiscal year.

The following table sets forth the computation of basic and diluted earnings per share for “income for continuing operations” at January 31, 2013 and 2012, as follows:

	Years Ended
	January 31,
	2013	2012
Numerator
Income (loss) from continuing operations	$(25,766,962)	$1,093,174
Denominator
Denominator for basic earnings per share (weighted-average shares which reflect 356,441 and 355,405 shares in the treasury as a result of the stock repurchase program for the years ended January 31, 2013 and 2012, respectively)	5,290,332	5,224,552
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	0	131,562
Denominator for diluted earnings (loss) per share (adjusted weighted average shares)	5,290,332	5,356,114
Basic earnings (loss) per share from continuing operations	$(4.87)	$0.21
Diluted earnings (loss) per share from continuing operations	$(4.87)	$0.20

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

Advertising Costs

Advertising costs are expensed as incurred. Advertising and co-op costs amounted to $263,000 and $310,000 in FY13 and FY12, respectively, net of co-op advertising allowance received from a supplier. These reimbursements include some costs which are classified in categories other than advertising, such as payroll.

Statement of Cash Flows

The Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds. The market value of the cash equivalents approximates cost. Foreign denominated cash and cash equivalents were approximately $4.5 million and $5.2 million at January 31, 2013 and 2012, respectively.

Supplemental cash flow information for the years ended January 31 is as follows:

	2013	2012
Interest paid	$913,446	$679,086
Income taxes paid	$469,209	$1,128,478

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

Our foreign financial depositories are Bank of America, China Construction Bank, China Agricultural Bank, China Commercial and Industrial Bank, HSBC; HSBC in India, Argentina and UK; TD Bank Canada; Banco do Brasil, S.A. and Banco Itaú S.A. in Brasil; Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia and JSC Bank Centercredit in Kazakhstan. We monitor our financial depositories by their credit rating.

Foreign Operations and Foreign Currency Translation

The Company maintains manufacturing operations in Mexico, Brazil, Argentina and the People’s Republic of China and can access independent contractors in Mexico, Brazil, Argentina and China. It also maintains sales and distribution entities located in India, Canada, the U.K., Chile, China, Argentina, Russia, Kazakhstan, Mexico and Brazil. The Company is vulnerable to currency risks in these countries. The functional currency of foreign subsidiaries is the US dollar, except for the Brazilian operation (Brazil Real), UK operation (Euro), trading companies in China (RenminBi), Russia (Russian Ruble), Kazakhstan (Tenge) and the Canadian Real Estate (Canadian dollar) subsidiary.

Pursuant to US GAAP, assets and liabilities of the Company’s foreign operations with functional currencies, other than the US dollar, are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity.

The monetary assets and liabilities of the Company’s foreign operations with the US dollar as the functional currency are translated into US dollars at current exchange rates, while nonmonetary items are translated at historical rates. Revenues and expenses are generally translated at average exchange rates for the year. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and aggregated losses or (gains) of approximately $390,000 and $521,000 for FY13 and FY12, respectively, outside Brazil.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

Comprehensive Loss

Comprehensive loss refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income or loss but are excluded from net income or loss as these amounts are recorded directly as an adjustment to stockholders' equity. This includes translation adjustments for foreign subsidiaries where the functional currency is other than the US dollar. No tax benefit or expense has been attributed to any of these items. Amounts have been reclassified into the statement of operations as appropriate based on impairment charges.

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

Fair Value of Financial Instruments

The Company’s principal financial instruments are its outstanding revolving credit facility and term loans and its cash flow hedges in China. The Company believes that the carrying amount of such debt approximates the fair value as the variable interest rates approximate the current prevailing interest rate, or the prevailing foreign exchange rates in the case of the cash flow hedges.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

2. INVENTORIES, NET

Inventories consist of the following at January 31:

	2013	2012

Raw materials	$21,096,015	$21,213,423
Work-in-process	1,812,788	1,790,510
Finished goods	16,361,872	22,664,422
	$39,270,675	$45,668,355

As described in Note 1, the Company wrote down slow-moving inventory. Such change resulted in a corresponding change of $288,000.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at January 31:

	Useful Life in Years	2013	2012
Machinery and equipment	3-10	$10,993,470	$10,958,054
Furniture and fixtures	3-10	669,511	670,150
Leasehold improvements	Lease term	1,896,338	1,725,746
Land and building (China)	20-30	2,412,115	2,412,115
Land and building (Canada)	30	2,444,798	2,444,063
Land and buildings (USA)	30	6,017,082	5,798,986
Land and building (Brazil)	5	1,638,236	1,872,982
		26,071,550	25,882,096
Less accumulated depreciation		(12,971,202)	(12,080,730)
Construction-in-progress		989,639	113,460
		$14,089,987	$13,914,826

Depreciation expense for FY13 and FY12 amounted to $1,315,037 and $1,727,209, respectively.

4. BRAZIL MANAGEMENT AND SHARE PURCHASE AGREEMENT-ARBITRATION

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

The arbitration proceeding arose out of the acquisition by the Company in 2008 of Qualytextil, S.A., a company of which the former officers were owners. In connection with the acquisition, the Company entered into management agreements with the former officers and agreed to pay the former officers a supplemental purchase price payment (“SPP”), calculated based upon the 2010 EBITDA of the acquired company, subject to a cap (the “Maximum SPP”).  Based upon actual results for 2010 as contractually specified, the Company determined that no SPP would be payable.  Contractual provisions further provided for the former officers to be paid the Maximum SPP in the event that either of them were terminated by the Company without cause even if an SPP would not otherwise be payable. In May 2010, the Company terminated the former officers for cause.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

In the arbitration proceeding, the former officers sought a determination that they were terminated by the Company without cause and, therefore, entitled to be paid their portion of the Maximum SPP and the monthly remuneration that they would have been paid from the date of termination through the end of their contractual employment period on December 31, 2011. On May 8, 2012, the Company received the arbitration decision which accepted the former officers’ requests to declare that their employments were terminated without cause and determined that, among other things, the noncompete clauses of each of the stock purchase agreement and management agreements were null and nonapplicable despite having been drafted by one of the top law firms in Brazil and reviewed by a second top law firm. The Company was ordered to pay to the former officers damages representing their portion of the Maximum SPP in the aggregate amount of R$18,037,500 (approximately US$9 million at current exchange rates) and monthly remuneration from the date of termination through December 31, 2011, which the Company estimates at an aggregate amount of R$1,150,000 (US$580,000). The arbitration panel further ordered that the Company pay the former officers approximately R$450,000 (US$226,000) from an escrow account established in connection with the acquisition, and the Company is responsible for payment of 85% of the costs and arbitrators’ fees associated with the arbitration. The arbitration award, with all taxes, expenses, interest and applicable adjustments to date, amounts to R$25,148,252 (approximately US$ 12,575,000) as adjusted for inflation, plus interest and penalties.

On September 11, 2012, the Company and the former officers entered into a settlement agreement (the “Settlement Agreement”) which fully and finally resolved all alleged outstanding claims against the Company arising from the arbitration proceeding. Pursuant to the Settlement Agreement, the Company agreed to pay to the former officers an aggregate of approximately US$8.5 million (the “Settlement Amount”) over a period of six (6) years. The Settlement Amount is payable in combined Brazilian Real and United States dollars as follows: (i) R$3 million (approximately US$1.5 million) was paid on the effective date of the Settlement Agreement, of which amount (A) R$2.294 million (approximately US$1.15 million) in cash was released from the escrow account established in connection with the Qualytextil, S.A. acquisition and (B) R$706,000 (approximately US$350,000) was paid directly by the Company; (ii) R$2 million (approximately US$1.0 million) was paid in December 2012; and (iii) the balance of $6.0 million of the Settlement Amount will be made in United States dollars consisting of 24 consecutive quarterly installments of US $250,000 beginning on March 31, 2013. In the event the Company fails to pay the remainder of the Settlement Amount in accordance with terms of the Settlement Agreement, the former officers will be entitled to seek payment by the Company of R$25,148,252.47 (approximately US$12,575,000) as adjusted for inflation, plus interest and penalties, less prior payments, which represents the original arbitral award inclusive of all taxes, expenses, interest and applicable adjustments. The Company is current with all obligations pursuant to this Settlement Agreement.

In addition, pursuant to the Settlement Agreement, as additional security for payment of the Settlement Amount, Lakeland Brasil agreed to grant the former officers a second mortgage interest on certain of its property in Brazil, which mortgage is expressly behind the lien securing the payment of tax debts to a state within Brazil related to certain notices of tax assessment on such property. The Company also agreed to become a co-obligor, in lieu of a guarantor, for payment of the Settlement Amount.

The Company, upon reaching the Settlement Agreement, has recorded a settlement liability at net present value of $7.0 million, by applying a risk-free interest rate of 1.58% to discount the noninterest-bearing payment schedule. Together with estimated total fees for the settlement of $856,000, the total cost for the settlement is estimated at $8.0 million. The Settlement liability is $5.7 million as of January 31, 2013, as reflected on the accompanying balance sheet.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

The Company further believes that its available resources, together with additional outside funding through debt or equity financings or asset sales, will enable it to make timely payment of the Settlement Amount and continue its operations on a viable basis. There can, however, be no assurance that such outside funding will ultimately be obtained (see Note 6). The Company is continuing to work with Raymond James & Associates, Inc. in its evaluation of a broad range of financial and strategic alternatives for the Company.

The legal and arbitration fees are being charged to expense as incurred.

5. GOODWILL, INTANGIBLE AND OTHER ASSETS, NET AND GOODWILL IMPAIRMENT

Intangible assets consist of the following at January 31, 2013:

	2013	2012
Trademarks and tradenames, resulting from Qualytextil acquisition, per appraisal	$312,238	$4,282,100
Appraised value of customer contracts acquired in Qualytextil acquisition, amortized over estimated remaining life of 2 months from January 31, 2013, net of accumulated amortization of $349,095 at January 31, 2013, and $224,667 at January 31, 2012	31,779	148,228

Bank fees net of accumulated amortization of $92,104 at 2012 and $142,639 at 2011	133,183	97,007
	$477,200	$4,527,335

Amortization expense included in general and administrative expense was $235,828 and $212,260 for FY13 and FY12, respectively.

Amortization expense for the next five years is as follows: Bank fees: $133,183 for 2014, $0 for 2015 through 2018.

Total amortization for intangibles and other assets is scheduled for approximately USD$19,000 for FY13 and USD$458,200 for FY14, subject to exchange rate fluctuations.

However, there will be substantial new transaction costs incurred upon the closing of the potential transaction (see Note 6 in the Financial Statements) which will result in a substantial amortization for FY14.

The changes in the carrying amount of trademarks and trade names during the fiscal years 2012 and 2013 are summarized in the following table:

	Balance Beginning of Year	Changes Resulting from Foreign Exchange Differences	Changes from Impairment Charges	Balance End of Year

Year ended January 31, 2012	$4,450,221	$(168,121)	$0	$4,282,100
Year ended January 31, 2013	$4,282,100	$(615,614)	$(3,354,248)	$312,238

Goodwill

On August 1, 2005, the Company purchased Mifflin Valley, Inc., a Pennsylvania manufacturer. This acquisition resulted in the recording of $0.9 million in goodwill as of January 31, 2006. Management has determined this did not meet “more likely than not” threshold for impairment at January 31, 2012. This goodwill is included in the US segment for reporting purposes.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

In May 2008, the Company acquired Qualytextil, a Brazilian manufacturer, as discussed in Note 4. In connection with the acquisition, the Company recorded $5.7 million of goodwill. In view of the recent operating losses incurred by Lakeland Brazil, Management determined that the carrying amount of the goodwill related to our Brazil subsidiary (“Lakeland Brasil”) exceeded its fair value, which was estimated based on the present value of expected future cash inflows. Accordingly, the Company has recorded an impairment charge at year-end against the Goodwill and Intangible assets relating to its Brazil subsidiary of $9.8 million in fiscal year 2013 made up of goodwill of $4.0 million, intangibles of $3.4 million and reclassification from other comprehensive income of $1.8 million.

The changes in the carrying value of goodwill during the fiscal years 2013 and 2012 are summarized in the following table:

	USA	Brazil	Total
Balance as of January 31, 2011	$871,296	$5,426,455	$6,297,751
During fiscal year 2012:
Effect of foreign currency translation	—	(164,797)	(164,797)
Balance as of January 31, 2012	871,296	5,261,658	6,132,954
During fiscal year 2013:
Effect of foreign currency translation	—	(526,073)	(526,073)
Rounding	1	—	1
Goodwill impairment charge	—	(4,735,585)	(4,735,585)
Balance as of January 31, 2013	$871,297	$—	$871,297

For Brazilian tax purposes, the Company is deducting goodwill over a five-year period which commenced with the merger of its holding company into the operating company in Brazil, which took place in November 2008.

6. LONG-TERM DEBT AND SUBSEQUENT EVENT

Revolving Credit Facility

At January 31, 2013, the total balance outstanding under our revolving credit facility amounted to $9.6 million. In January 2010, the Company entered into a one-year $23.5 million revolving credit facility (as amended from time to time, the “Loan Agreement”) with TD Bank, N.A. (“TD Bank”). In January 2011, TD Bank agreed to a two-year extension to expire January 2013 in June 2011, TD Bank agreed to extend the term to June 2014 and add a $6.5 million term loan facility to be used to fund capital expansion in Brazil, Mexico and Argentina, as well as the ability to refinance existing debt in Canada. In April 2012, TD Bank agreed to add a $3.0 million term loan facility to be used to refinance a portion of the revolver. Borrowings under this $6.5 million term loan facility are in the form of a five-year term loan, with maturity in June 2013. As a result of the arbitration award issued against the Company in May 2012 and the subsequent entry into a Settlement Agreement in respect thereof, as well as due to the recent operating results of the Company mentioned below, one or more events of default have occurred during the year under the TD Bank revolving credit facility and term loan facility, including an event of default for failure to comply with the minimum EBITDA covenant, which would have allowed TD Bank, at its option, to accelerate the loan.

On October 17, 2012, the Company entered into an Amendment No. 5 and Waiver (the “Amendment”) to the Loan Agreement. Under the Amendment, TD Bank has agreed to waive the Company’s noncompliance with the consolidated leverage ratio requirements and consolidated EBITDA requirements of the Loan Agreement, in each case, for the fiscal quarters ended April 30, 2012 and July 31, 2012. TD Bank has also agreed, with respect to standards for the October 31, 2012 quarter compliance standards, not to test or has revised these and one other financial covenant.

Pursuant to the Amendment, TD Bank has reduced the Company’s revolving line of credit from the aggregate principal amount of $30,000,000 to $17,500,000 and increased the maximum interest rate payable on the revolving credit balance from LIBOR plus 2.50% to LIBOR plus 3.50%. There is currently approximately $9.6 million of outstanding borrowings under the Loan Agreement. The maturity date of amounts outstanding under the revolving credit facility was changed from June 30, 2014 to June 30, 2013. The Loan Agreement requires payment of certain access fees for all unused portions of the total borrowing capacity provided to the Company.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

The maximum amounts borrowed under the revolving credit facility during FY13 and FY12 were $12.9 million and $18.4 million, respectively, and the weighted average interest rates during the periods were 2.87% and 1.96%, respectively. The maximum amount borrowed under the term loans was $6.3 million in FY13 with a weighted average interest ratio of 2.89%.

The credit facility contains financial covenants including, but not limited to, fixed charge ratio, funded debt to EBITDA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was not in compliance at January 31, 2013, as amended in October 2012. The current interest rate on this term loan at January 31, 2013, was 2.9%, and principal and interest of $131,470 was due monthly.

The operating losses from Brazil and impairment charge resulted in the Company’s being in default with its TD Bank facility. In June 2012, the Company has engaged Raymond James & Associates, Inc. to assist management and the Board of Directors in its evaluation of a broad range of financial and strategic alternatives for the Company.

Subsequent Event

On May 15, 2013, the Company accepted a commitment letter from a bank for a Senior Credit Facility subject to execution of documentation, final due diligence, obtaining by the Company of a minimum of $3.5 million of junior debt under terms satisfactory to lender, and an inter creditor agreement. There can be no assurance that the Company will be able to close on such financing.

Borrowings in Brazil in FY13

•	Short-term borrowing of $R1,109,040 (USD$500,256) at January 31, 2013, due in equal monthly installments $R100,822 (USD$50,708) through October 2013 at an interest rate of 1.35% monthly. The accrued interest as of January 31, 2013, is $R15,475 (USD$7,708).
•	Long-term borrowing of $2,000,000 (USD$1,005,884) due in equal monthly installments $R166,667 (USD$83,827) through February 2014 at an interest rate of 1.09% monthly. The accrued interest as of January 31, 2013, is $R14,573 (USD$7,258).

Five-year Debt Payout Schedule

This table reflects the TD Bank loans as amended. This reflects the liabilities as of January 31, 2013 and does not reflect any subsequent event

	Total	1 Year or less	2 Years	3 Years	4 Years	5 Years	After 5 Years

Canada facility loan	$1,398,566	$100,481	$100,481	$100,481	$100,481	$100,481	$896,161
Term loans - TD Bank	5,550,000	5,550,000	—	—	—	—	—
Borrowings in Brazil	1,578,779	1,578,779	—	—	—	—	—
Revolving credit facility	9,558,882	9,558,882	—	—	—	—	—
Total	$18,086,227	$16,789,142	$100,481	$100,481	$100,481	$100,481	$896,161

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

Canadian Borrowings

In June 2006, a subsidiary of the Company entered into an agreement to construct a distribution facility in Brantford, Ontario at a fixed cost of approximately $2,400,000. In order to finance the acquisition, the Company has arranged a term loan in the amount of $2,000,000 (Canadian) bearing interest at the Business Development Bank of Canada’s floating base rate minus 1.25% (equal to 3.75% at January 31, 2013) and is repayable in 240 monthly principal installments of $8,350 (Canadian) plus interest. The subsidiary has drawn down the full amount of this loan and has included $33,899 (Canadian) as capitalized interest reflected in the asset cost. Such building was completed, and the Company took occupancy in December 2007. The term loan is collateralized by the land and buildings in Brantford, Ontario, as well as certain personal property of our Canadian subsidiaries. In addition, $700,000 (Canadian) of the term loan is guaranteed by the Company.

Sale of Real Estate in China

In April 2013, the Company executed a contract for the sale of real estate located in Qingdao, China. The sale was structured as a sale of a subsidiary’s stock after transferring out all non-real estate assets to other Lakeland entities. The proceeds of the sale to the Company will be approximately $1.1 million, expected to be received in June 2013. All production from this facility is being transferred to other Lakeland manufacturing facilities. There are no product lines which will be dropped as a result of this plant closing. Accordingly, the operations of this plant are not being treated as a discontinued operation.

Sale of India Property

The Company has entered into a Memorandum of Understanding (“MOU”) in April 2013 for the sale of Plot 24, the largest of three plots held for sale by the Company. The sale price is approximately $500,000 US dollars. Due to time-consuming Indian governmental approvals needed, the Company does not expect to collect the cash until late in 2013.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

7. STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

The Company has three main share-based payment plans: The Nonemployee Directors Option Plan (the “Directors Plan”) and two Restricted Stock Plans (the “2009 Equity Plan” and the “2012 Equity Plan”). Both the 2009 and 2012 Equity Plans have an identical structure. The below table summarizes the main provisions of each of these plans:

Nature and terms
Nonemployee Director Stock Option Plan	The plan provides for an automatic one-time grant of options to purchase 5,000 shares of common stock to each nonemployee director newly elected or appointed. Options are granted at not less than fair market value, become exercisable commencing six months from the date of grant and expire six years from the date of grant. In addition, all nonemployee directors re-elected to the Company’s Board of Directors at any annual meeting of the stockholders will automatically be granted additional options to purchase 1,000 shares of common stock on that date. Such plan expired at December 31, 2012, as to any new awards. Existing options will expire based on individual award dates.
Restricted Stock Plan - employees	Long-term incentive compensation three-year plan. Employees are granted potential share awards at the beginning of the three-year cycle at baseline and maximum amounts. The level of award and final vesting is based on the Board of Director’s opinion as to the performance of the Company and management in the entire three-year cycle. All vesting is three-year “cliff” vesting - there is no partial vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period.
Restricted Stock Plan - Directors	Long-term incentive compensation-three-year plan. Directors are granted potential share awards at the beginning of the three-year cycle at baseline and maximum amounts. The level of award and final vesting is based on the Board of Director’s opinion as to the performance of the Company and management in the entire three-year cycle. All vesting is three-year “cliff” vesting - there is no partial vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period.
Matching award program	All participating employees are eligible to receive one share of restricted stock awarded for each two shares of Lakeland stock purchased on the open market. Such restricted shares are subject to three-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period.
Bonus in stock program - employees	All participating employees are eligible to elect to receive any cash bonus in shares of restricted stock. Such restricted shares are subject to two-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the two-year period. Since the employee is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the grant date stock price. The Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer of the Company have all elected to take 30% of their cash compensation in restricted stock pursuant to this program, commencing in October 2012.
Director fee in stock program	All directors are eligible to elect to receive any director fees in shares of restricted stock. Such restricted shares are subject to two- year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the two-year period. Since the director is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the grant date stock price.

The Nonemployee Directors’ Option Plan (the “Directors’ Plan”) provides for an automatic one-time grant of options to purchase 5,000 shares of common stock to each nonemployee director elected or appointed to the Board of Directors. Under the Directors’ Plan, 60,000 shares of common stock have been authorized for issuance. Options are granted at not less than fair market value, become exercisable commencing six months from the date of grant and expire six years from the date of grant. In addition, all nonemployee directors re-elected to the Company’s Board of Directors at any annual meeting of the stockholders will automatically be granted additional options to purchase 1,000 shares of common stock on each of such dates.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

The following table represents our stock options granted, exercised and forfeited during the fiscal year ended January 31, 2013.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2012	18,200	$7.31	3.38 years	$10,230
Granted during the year ended January 31, 2013	10,000	$6.44	5.39 years	$100
Forfeited during the year ended January 31, 2013	(4,200)	$10.67	—	—
Outstanding at January 31, 2013	24,000	$7.47	3.95 years	$1,300
Exercisable at January 31, 2013	24,000	$7.47	3.95 years	$1,300
Reserved for future issuance	0
Directors’ Plan (expired on December 31, 2012)

There were no exercises during the year ended January 31, 2013.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the year ended January 31, 2013: expected volatility of 44%; risk-free interest rate of 2.65%; expected dividend yield of 0.0%; and expected life of six years. All stock-based option awards were fully vested at January 31, 2013 and 2012.

The 2009 Equity Plan and the 2012 Equity Plan

On June 17, 2009, the stockholders of the Company approved a restricted stock plan (the “2009 Equity Plan”). A total of 253,000 shares of restricted stock were authorized under this plan. On June 20, 2012, the stockholders of the Company authorized 310,000 shares under a new restricted stock plan (the “2012 Equity Plan”). Under these restricted stock plans, eligible employees and directors are awarded performance-based restricted shares of the Company common stock. The amount recorded as expense for the performance-based grants of restricted stock are based upon an estimate made at the end of each reporting period as to the most probable outcome of this plan at the end of the three-year performance period (e.g., baseline, maximum or zero). In addition to the grants with vesting based solely on performance, certain awards pursuant to the plan have a time-based vesting requirement, under which awards vest from two to three years after grant issuance, subject to continuous employment and certain other conditions. Restricted stock has voting rights, and the underlying shares are not considered to be issued and outstanding until vested.

Under the 2009 Equity Incentive Plan, the Company has issued 152,582 fully vested shares as of January 31, 2013. The Company has granted up to a maximum of 36,278 restricted stock awards remaining unvested as of January 31, 2013. All of these restricted stock awards are nonvested at January 31, 2013, and have a weighted average grant date fair value of $8.57. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

Under the 2012 Equity Incentive Plan, the Company has granted 242,118 restricted stock awards as of January 31, 2013, assuming all maximum awards are achieved. All of these restricted stock awards are nonvested at January 31, 2013 (180,618 shares at “baseline”), and have a weighted average grant date fair value of $6.44. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

As of January 31, 2013, unrecognized stock-based compensation expense related to restricted stock awards totaled $33,004 pursuant to the 2009 Equity Incentive Plan and $1,486,361 pursuant to the 2012 Equity Incentive Plan, before income taxes, based on the maximum performance award level, less what has been charged to expense on a cumulative basis through October 31, 2012, which was set to zero. Such unrecognized stock-based compensation expense related to restricted stock awards totaled $33,004 for the 2009 Equity Incentive Plan and $1,007,788 for the 2012 Equity Incentive Plan at the baseline performance level. The cost of these nonvested awards is expected to be recognized over a weighted-average period of three years. The Board has estimated its current performance level to be at zero, and expenses have been recorded accordingly. The performance based awards are not considered stock equivalents for earnings per share (“EPS”) calculation purposes.

Stock-Based Compensation

The Company recognized total stock-based compensation costs of $332,761 and $543,542 for the years ended January 31, 2013 and 2012, respectively, of which $0 and $4,465 result from the 2006 Equity Plan, $144,617 and $516,797 result from the 2009 Equity Plan and $163,514 and $0 result from the 2012 Equity Plan for the years ended January 31, 2013 and 2012, respectively, and $24,630 and $22,280, respectively, from the Director Option Plan. These amounts are reflected in selling, general and administrative expenses. The total income tax benefit recognized for stock-based compensation arrangements was $119,795 and $197,030 for the years ended January 31, 2013 and 2012, respectively.

Restricted Stock Plan 2012 Equity Plan	Shares Authorized Under 2012 Plan as revised	Outstanding Unvested Grants at Maximum at End of FY13	Shares Remaining Available for Future Issuance
Restricted stock grants - employees	173,000	164,500	8,500
Restricted stock grants - directors	50,000	49,500	500
Matching award program	9,000	—	9,000
Bonus in stock - employees	40,000	21,517	18,483
Retainer in stock - directors	38,000	6,601	31,399
Total restricted stock plan	310,000	242,118	67,882

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

Total Restricted Shares	Outstanding Unvested Grants at Maximum at Beginning of FY13	Granted during FY13	Becoming Vested during FY13	Forfeited during FY13	Outstanding Unvested Grants at Maximum at End of FY13
Restricted stock grants - employees	129,536	164,500	79,313	50,223	164,500
Restricted stock grants - directors	63,184	49,500	45,232	17,952	49,500
Matching award program	3,500	—	—	—	3,500
Bonus in stock - employees	25,801	24,806	3,000	—	47,607
Retainer in stock - directors	5,572	7,717	—	—	13,289
Total restricted stock plan	227,593	246,523	127,545	68,175	278,396

Shares under 2012 Equity Plan	Outstanding Unvested Grants at Maximum at Beginning of FY13	Granted during FY13	Becoming Vested during FY13	Forfeited during FY13	Outstanding unvested grants at maximum at end of FY13
Restricted stock grants – employees	—	164,500	—	—	164,500
Restricted stock grants - directors	—	49,500	—	—	49,500
Matching award program	—	—	—	—	—
Bonus in stock - employees	—	21,517	—	—	21,517
Retainer in stock - directors	—	6,601	—	—	6,601
Total restricted stock plan	—	242,118	—	—	242,118

Shares under 2009 Equity Plan	Outstanding Unvested Grants at Maximum at Beginning of FY13	Granted during FY13	Becoming Vested during FY13	Forfeited during FY13	Outstanding unvested grants at maximum at end of FY13
Restricted stock grants - employees	129,536	—	79,313	50,223	—
Restricted stock grants - directors	63,184	—	45,232	17,952	—
Matching award program	3,500	—	—	—	3,500
Bonus in stock - employees	25,801	3,289	3,000	—	26,090
Retainer in stock - directors	5,572	1,116	—	—	6,688
Total restricted stock plan	227,593	4,405	127,545	68,175	36,278

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

Overall weighted average per share - all plans	Outstanding Unvested Grants at Maximum at Beginning of FY13	Granted during FY13	Becoming Vested during FY13	Forfeited during FY13	Outstanding unvested grants at maximum at end of FY13
Restricted stock grants – employees	$8.00	$6.44	$8.00	$8.00	$6.44
Restricted stock grants - directors	8.00	6.44	8.00	8.00	6.44
Matching award program	8.14	—	—	—	8.14
Bonus in stock - employees	8.50	5.55	9.31	—	6.91
Retainer in stock - directors	8.49	6.65	—	—	7.42
Total restricted stock plan	$8.07	$6.36	$8.03	$8.00	$6.59

Shares under 2012 Equity Plan	Outstanding Unvested Grants at Maximum at Beginning of FY13	Granted during FY13	Becoming Vested during FY13	Forfeited during FY13	Outstanding unvested grants at maximum at end of FY13
Restricted stock grants – employees	$—	$6.44	$—	$—	$6.44
Restricted stock grants - directors	—	6.44	—	—	6.44
Matching award program	—	—	—	—	—
Bonus in stock - employees	—	5.41	—	—	5.41
Retainer in stock - directors	—	6.01	—	—	6.01
Total restricted stock plan	$—	$6.34	$—	$—	$6.34

Shares under 2009 Equity Plan	Outstanding Unvested Grants at Maximum at Beginning of FY13	Granted during FY13	Becoming Vested during FY13	Forfeited during FY13	Outstanding unvested grants at maximum at end of FY13
Restricted stock grants - employees	$8.00	$—	$8.00	$8.00	$8.00
Restricted stock grants - directors	8.00	—	8.00	8.00	8.00
Matching award program	8.14	—	—	—	8.14
Bonus in stock - employees	8.50	6.44	9.31	—	8.15
Retainer in stock - directors	8.49	10.45	—	—	8.82
Total restricted stock plan	$8.07	$7.46	$8.03	$8.00	$8.27

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

8. INCOME TAXES

The provision for income taxes is based on the following pretax income (loss):

	FY 13			FY 12
Domestic and Foreign Pretax Income (Loss)	Total	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations
Domestic	$(11,394,955)	$(11,394,955)	$—	$(1,810,731)	$(1,810,731)	$—
Foreign	(10,136,243)	$(9,336,243)	$(800,000)	$334,627	$2,649,586	$(2,314,959)

Total	$(21,531,198)	$(20,731,198)	$(800,000)	$(1,476,104)	$838,855	$(2,314,959)

Income Tax Expense (Benefit)	Total	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations

Current:
Federal	$—	$—	$—	$(304,615)	$(304,615)	$—
State and other taxes	(130,213)	$(130,213)	—	—	—	—
Foreign	688,836	$688,836	—	$198,221	$198,221	—

Deferred:				$(992,885)	$(147,925)	$(844,960)
Domestic	$(1,269,245)	$(990,952)	$(278,293)
Valuation Allowance-Deferred Tax Asset	4,544,431	4,544,431	—
Foreign	923,663	923,663	—
Total	$4,757,451	$5,035,764	$(278,293)	$(1,099,279)	$(254,319)	$(844,960)

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

	2013	2012
Statutory rate	34.0%	34.0%
State income taxes, net of Federal tax benefit	2.5%	2.5%
Goodwill impairment charge	(46.23)%	—
Arbitration settlement charge	(12.43)%	—
Permanent differences	(12.90)%	(2.8)%
Foreign tax rate differential*	32.38%	37.8%
Various tax credits	—	3.0%
Valuation Allowance-deferred tax asset	(21.11)%	—
Other	1.66%	—
Effective rate	(22.13)%	74.5%

* The foreign rate differential is very high due to losses in India, Chile and Argentina treated as pass through entities for US tax purposes, the VAT tax charge in Brazil and the elimination of intercompany profit in inventory, all of which serve to reduce the consolidated pretax income.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

The tax effects of temporary differences which give rise to deferred tax assets at January 31, 2013 and 2012, are summarized as follows:

	2013	2012
Deferred tax assets:
Inventories	$812,054	$959,971
US tax loss carry-forwards, including work opportunity credit	1,520,142	569,376
Accounts receivable and accrued rebates	94,877	81,922
Accrued compensation and other	184,214	176,322
India inventory reserves - US deduction	963,524	514,712
Equity based compensation	218,942	447,220
Foreign tax credit carry-forward	407,092	156,741
State and local carry-forwards	96,810	126,161
Depreciation and other	246,776	246,246
Brazil carryforward resulting from goodwill write-offs	—	709,000

Deferred tax asset	4,544,431	3,987,671
Less Valuation Allowance	(4,544,431)	—
Net deferred tax asset	$0	$3,987,671

Valuation Allowance

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that it would be able to realize deferred income tax assets in the future in excess of net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. The valuation allowance $4,544,431 at January 31, 2013 ($0 in 2012)

Tax Audit

Income Tax Audit/Change in Accounting Estimate

The Company is subject to US federal income tax, as well as income tax in multiple US state and local jurisdictions and a number of foreign jurisdictions. The Company’s federal income tax returns for the fiscal years ended January 31, 2003, 2004, 2005 and 2007, have been audited by the Internal Revenue Service (“IRS”). The Company has received a final “No Change Letter” from the IRS for FY07 dated August 20, 2009. The Company has received notice from the IRS on March 21, 2011, that it will shortly commence an audit for the FY09 tax return. There have been no further communications from the IRS since.

Our three major foreign tax jurisdictions are China, Canada and Brazil. China tax authorities performed a fraud audit, but the scope was limited to the fraud activities found in late FY09 as discussed more fully in Note 15 to the Company’s Form 10-K for the year ended January 31, 2010. This audit covered tax years from 2003 through 2008. We reached a settlement with the Chinese Government in January 2009. China tax authorities have performed limited reviews on all China subsidiaries as of tax years 2008, 2009, 2010, and 2011 and 2012 with no significant issues noted. We believe our tax positions are reasonably stated as of January 31, 2013. On May 9, 2013, one of our China operations was notified by local tax authority that they could conduct an audit on transfer pricing. After preliminary communication with the tax authority, we believe the additional tax liability will be no more than RMB100,000 or USD16,000. At the same time, China tax authority also questioned about the retained earning amount for not being repatriated to corporate and the delayed payment in trade payable from corporate the sisters companies, especially from US parent to China. Additionally, China tax authority also questioned if there is any tax avoidance motive in the investment of USD500,000 to our Argentina subsidiary. We do not believe there will be any material tax consequences from the latter two inquiries.

Lakeland Protective Wear, Inc., our Canadian subsidiary, follows Canada tax regulatory framework recording its tax expense and tax deferred assets or liabilities. As of this statement filing date, we believe the Company’s tax situation is reasonably stated, and we do not anticipate future tax liability for fiscal year ended January 31, 2013, or prior years.

The Company’s Brazilian subsidiary is currently under a tax audit, which raised some issues regarding the tax impact related to the merger held in 2008 and the resulting goodwill resulting from the structure which was set up by the Company's Brazilian counsel's suggestion. The Company has not received any formal communication from the authorities.

There is no formal claim received, and there may not be such a claim in any case. However, this structure is relatively common in acquisitions of Brazilian operations made by non-Brazilian companies. In general, acquisitions with this structure have survived challenge by the taxing authorities in Brazil. The cumulative amount of tax benefits recognized on the Company’s books through January 31, 2013, resulting from the tax deduction of the goodwill amortization is approximately USD$0, net of the deferred tax valuation reserve. This results from the goodwill on the Brazilian books which, for Brazilian tax purposes, is eligible for tax write-off over a five year period dating from November 2008.

9. BENEFIT PLANS

Defined Contribution Plan

Pursuant to the terms of the Company’s 401(k) plan, substantially all US employees over 21 years of age with a minimum period of service are eligible to participate. The 401(k) plan is administered by the Company and provides for voluntary employee contributions ranging from 1% to 15% of the employee’s compensation. During FY10, the Company suspended the Company match, which has not been reinstated as of January 31, 2013.

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

Bahia had announced an amnesty for this tax whereby R$3.5 million (US$1.9 million) of the taxes claimed were paid by QT by the end of the month of May 2010, and the interest and penalties related thereto were forgiven. According to fiscal regulation of Brazil, R$2.1 million (US$1.1 million) of this amnesty payment has since been recouped as credits against future taxes due.

An audit for the 2007-2009 period has been completed by the State of Bahia. In October 2010, the Company received a claim for 2007-2009 from the State of Bahia for taxes of R$6.2 (US$3.1) million and fines and penalties of R$4.9 (US$2.4) million, for a total of R$11.1 (US$5.5) million, which had been expected per above. The Company intends to defend and wait for the next amnesty period.  Of these claims, our attorney informs us that R$0.9 (US$0.5) million in respect of fines and penalties will likely be successfully defended based on state auditor misunderstanding.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

Lakeland intends to apply for amnesty and make any necessary payments upon the forthcoming, anticipated amnesty periods imposed by the local Brazilian authorities. Of this R$6.2 (US$3.2) million exposure, R$3.4 (US$1.9) million is eligible for future credit. This future credit amount represents the USD value at the exchange rate prevailing in 2010 when recorded.

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

Of these claims, our attorney informs us that R$1.0 (US$0.6) million will be successfully defended based on a lapse of statute of limitations and R$0.3 (US$0.2) million based on state auditor misunderstanding. No accrual has been made for these items.

The total taxes paid into the amnesty program on May 31, 2010, were R$3.5 (US$2.2) million.

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

R$3.1 (US$1.6) million 2004-2006 Judicial deposit          Management has pledged a first lien on its plant and equipment in Brazil as a judicial deposit in lieu of cash.

R$6.2 (US$3.1) million 2007-2009 claim into amnesty     From Quarter Three Fiscal year 2014 to Quarter Four Fiscal year 2014

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

At the next amnesty period:

•	If before judicial process - still administration proceeding - the Company would pay only the taxes with no penalty or interest. This would then be recouped via credits against future taxes on future imports. As before, the Company would lose desenvolve and interest.

•	If after judicial process commences - the amount of the judicial deposit previously remitted would be reclassified to the taxes at issue, and the excess submitted to cover fines and interest would be refunded to QT. As above, the taxes would be recouped via credits against future taxes on future imports, but we would lose desenvolve and interest.

•	The desenvolve is scheduled to expire on February 2013 and has been partially phased out starting February 2011. Based on the anticipated timing of the next amnesty, there may be small amounts of desenvolve lost since it would largely expire on its own terms in any case.

Balance Sheet Treatment

The Company has reflected the above items on its January 31, 2013, balance sheet as follows:

		R$ millions	US$ millions(1)
Noncurrent assets	VAT taxes eligible for future credit	3.4	1.9
Long-term liabilities	Taxes payable	6.2	3.1

(1) At exchange rate prevailing in 2010 when recorded.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

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

In conjunction with the discontinuance of operations, the Company, in the year ended January 31, 2012, recognized a pretax loss on shutdown and sale of assets of $1.7 million, primarily consisting of $1.0 million in fixed asset write-downs and $0.1 million in inventory write-downs. In the year ended January 31, 2013, the Company took a further write-down of fixed assets in the amount of $0.8 million. The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations in India” and “Liabilities of discontinued operations in India,” respectively, in the accompanying Balance Sheets at January 31, 2013 and January 31, 2012, and consist of the following:

	January 31, 2013	January 31, 2012
Cash	$—	$230,502
Accounts receivable	—	6,772
Inventory	85,170	200,000
Other current asset	10,024	27,262
Property/equipment	717,988	1,534,034
Total assets of discontinued operations	813,182	1,998,570
Liabilities of discontinued operations:
Accounts payable	2,759	5,715
Other liabilities	22,282	59,065
Total liabilities of discontinued operations	25,041	64,780

Net assets of discontinued operations	$788,141	$1,933,790

The following table illustrates the reporting of the discontinued operations included in the Statements of Operations for the years ended January 31, 2013 and 2012:

	Years Ended January 31,
	2013	2012
Net sales	$—	$912
Cost of goods sold	—	1,236
Gross loss	—	(324)
Operating expense	—	257
Operating loss	—	(581)
Loss on shutdown and sale assets	(800)	(1,734)
Loss from discontinued operations before income taxes	(800)	(2,315)
Benefit from income taxes from discontinued operations	(278)	(845)
Net loss from discontinued operations	$(522)	$(1,470)

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

12. MAJOR SUPPLIER

Our largest supplier in FY13 was Southern Mills, from whom we purchased 11.7% of our total purchases. In FY12, our largest supplier was DuPont, from whom we purchased 13.9% of our total purchases.

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

We must comply with American laws such as the Foreign Corrupt Practices Act (FCPA) and Sarbanes-Oxley, and also with anti-corruption legislation in the UK.

Employment Contracts

The Company has employment contracts with three principal officers expiring through January 31, 2016. Pursuant to such contracts, the Company is committed to aggregate annual base remuneration of $765,000, $765,000, $718,000 and $342,000 for FY13, FY14, FY15 and FY16, respectively. Three of such employees voluntarily took an 8% reduction in pay along with a 30% reduction to be paid in restricted shares rather than cash. Two of such contracts provide for bonuses based on reported earnings per share for FY14 compared with targets set by the Board. Such bonuses were not earned in FY13.

In March 2013, the Company reached a Termination Agreement with Mr. Miguel Bastos, President of Lakeland’s Brazilian subsidiary. Such Agreement will become effective 120 days from signing, unless earlier as determined by the Company. This is a part of both the Company’s efforts to reduce costs and the Company’s efforts to improve sales.

Mr. Bastos will join a Brazilian organization working with Lakeland to strengthen our sales efforts. The Termination Agreement calls for an aggregate maximum payout of R$1.1 million (approximately US$550,000), to be paid out over a period of approximately two years. Mr. Bastos will continue to receive his normal salary for six months and then will receive 3% of Lakeland Brazil’s sales, which Mr. Bastos will be supporting and generating from an independent company, until he reaches a total payout equal to the aggregate R$1.1 million. This Termination Agreement pays Mr. Bastos approximately half of the amount which would have been paid out for the remaining years of Mr. Bastos’s employment contract, which had run through December 31, 2015. Such termination amount has been accrued as of January 31, 2013.

This entity is not expected to generate any sales commissions or any other payments from the Company in the first half of FY14. Such entity will be evaluated for potential variable interest entity (VIE) status if and when it becomes significant.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

Leases

In FY09, Qualytextil, in connection with the expansion needed to accommodate the importation and sales of Lakeland branded products in Brazil, signed several leases for additional warehousing, corporate and sales space in Rio de Janiero and Sao Paulo, aggregating approximately 14,800 square feet at an aggregate annual rental of approximately $142,000, with expiration dates ranging from March 2012 to October 2013.

Total rental costs under all operating leases are summarized as follows:

	Gross rental	Rentals paid to related parties
Year ended January 31,
2013	$559,485	$0
2012	$749,645	$63,540

Minimum annual rental commitments for the remaining term of the Company’s noncancelable operating leases relating to manufacturing facilities, office space and equipment rentals at January 31, 2013, including lease renewals subsequent to year end, are summarized as follows:

Year ending January 31,

2014	$499,169
2015	175,568
2016	109,125
2017	76,168
2018	66,000
and thereafter	335,500

Litigation

The Company is involved in various litigation proceedings, in addition to those described in Notes 4 and 10 of the financial statements, arising during the normal course of business which, though in the opinion of the management of the Company, will not have a material effect on the Company’s financial position and results of operations or cash flows however, there can be no assurance as to the ultimate outcome of these matters.

14. Derivative Instruments and Foreign Currency Exposure

The Company is exposed to foreign currency risk. Management has commenced a derivative instrument program to partially offset this risk by purchasing forward contracts to sell the Canadian Dollar, the Chilean Peso, the Euro, the Great Britain Pound and Brazil Real other than the cash flow hedge discussed below. Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. We designated the forward contracts as derivatives but not as hedging instruments, with loss and gain recognized in current earnings. In the year ended January 31, 2013, the Company recorded a loss on foreign exchange in Brazil of $741,052 or $0.14 per share included in income from continuing operations. In the year ended January 31, 2012, the Company sustained a loss on foreign exchange in Brazil of $304,626 or $0.05 per share included in income from continuing operations.

The Company accounts for its foreign exchange derivative instruments by recognizing all derivatives as either assets or liabilities at fair value, which may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

Currently, we have two types of derivatives to manage the risk of foreign currency fluctuations. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contract derivatives, not designated as hedging instruments, are generally settled quarterly. Gain and loss on those forward contracts are included in current earnings. We also enter cash flow hedge contracts with financial institutions to manage our currency exposure on future cash payments denominated in foreign currencies. The effective portion of gain or loss on cash flow hedge is reported as a component of accumulated other comprehensive income. Our hedge positions are summarized below:

Derivatives not designated as hedging instruments Foreign Exchange Forward Contracts

	Three Months Ended		Years Ended
	January 31,		January 31,
	2013	2012	2013	2012
Notional Value in USD	$5,526,710	$2779,785	$42,027,715	$12,730,191
Loss reported in current operating expenses	$(171,956)	$(99,183)	$(432,989)	$(230,110)

Derivatives designated as hedging instruments
	As of January 31, 2013	As of January 31, 2012
Notional value in USD	$6,944,040	$6,904,150

Gain and loss reported in equity as accumulated Other Comprehensive Income	$38,513	$123,313

Effect of derivative on Income Statement from Foreign currency cash flow hedge
Gain (loss) reclassed from Other Comprehensive Income into current earning during:

	Three Months Ended		Years Ended
	January 31,		January 31,
	2013	2012	2013	2012
Reported in operating income (loss)	$(8,618)	$75,882	$24,374	$106,125

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

15. MANUFACTURING SEGMENT DATA

Domestic and international sales from continuing operations are as follows in millions of dollars:

	Fiscal Years Ended January 31, ($ millions)
	2013		2012
Domestic	$40.76	42.85%	$50.56	52.49%
International	54.36	57.15%	45.77	47.51%
Total	$95.12	100.00%	$96.33	100.00%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products), Mexico (primarily disposable, glove and chemical suit production), and Pennsylvania (primarily woven products production). We also maintain three manufacturing companies in China (primarily disposable and chemical suit production) and a wovens manufacturing facility in Brazil. Our China and Brazil facilities produce the majority of the Company’s revenues. The accounting policies of these operating entities are the same as those described in Note 1. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in Canada, Europe, Latin America, India, Russia, Kazakhstan and China, which sell and distribute products shipped from the United States, Mexico, Brazil or China. The table below represents information about reported manufacturing segments for the years noted therein:

	Year Ended January 31
	2013 (in millions)	2012 (in millions)
Net Sales from Continuing Operations:
USA	$43.88	$54.32
Other foreign	21.14	16.73
Mexico	2.38	1.88
China	37.80	30.01
Brazil	16.86	15.70
Less intersegment sales	(26.94)	(22.31)
Consolidated sales	$95.12	$96.33
External Sales from Continuing Operations:
USA	$40.76	$50.56
Other foreign	20.58	16.32
Mexico	0.73	0.18
China	16.19	13.57
Brazil	16.86	15.70
Consolidated external sales	$95.12	$96.33
Intersegment Sales from Continuing Operations:
USA	$(3.12)	$(3.76)
Other foreign	(0.56)	(.41)
Mexico	(1.65)	(1.70)
China	(21.61)	(16.44)
Brazil	—	—
Consolidated intersegment sales	$(26.94)	$(22.31)

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

	Year Ended January 31
	2013 (in millions)	2012 (in millions)
Operating Profit (Loss) from Continuing Operations:
USA	$(3.55)	$(1.80)
Other foreign	0.71	0.69
Mexico	(0.04)	(0.15)
China	2.88	2.53
Brazil	(1.61)	(0.18)
Less intersegment profit	0.58	0.65
Consolidated operating profit (loss)	$(1.03)	$1.74
Interest Expense from Continuing Operations:
USA	$0.49	$0.37
Other foreign	0.14	0.22
Mexico	0.05	—
China	—	—
Brazil	0.97	0.40
Less intersegment	(0.74)	(0.31)
Consolidated interest expense	$0.91	$0.68
Income Tax Expense (Benefit) from Continuing Operations:
USA	$3.26	$(0.47)
Other foreign	0.12	0.20
Mexico	0.01	(0.07)
China	0.56	0.68
Brazil	0.91	(0.40)
Less intersegment	0.18	(0.19)
Consolidated income tax expense from continuing operations	$5.04	$(0.25)
Depreciation and Amortization Expense:
USA	$0.65	$0.66
Other foreign	0.17	0.14
Mexico	0.04	0.01
China	0.33	0.32
India - D&A of discontinued operations	—	0.34
Brazil	0.36	0.47
Consolidated depreciation and amortization expense	$1.55	$1.94
Total Assets (at Balance Sheet Date):
USA	$24.14	$34.49
Other foreign	13.19	12.13
Mexico	3.58	3.26
China	26.66	22.50
India - assets of discontinued operations	1.61	2.00
Brazil	14.14	28.02
Consolidated assets	$83.32	$102.40
Property and Equipment (at Balance Sheet Date):
USA	$3.47	$3.93
Other foreign	2.38	2.48
Mexico	2.21	1.91
China	3.28	2.45
India	—	—
Brazil	2.75	3.14
Consolidated long-lived assets	$14.09	$13.91

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

	Year Ended January 31
	2013	2012
Goodwill:	(in millions)	(in millions)
USA	$0.87	$0.87
Other foreign	—	—
Mexico	—	—
China	—	—
India	—	—
Brazil	—	5.26
Consolidated goodwill	$0.87	$6.13

16. UNAUDITED QUARTERLY RESULTS OF OPERATIONS (In thousands, except for per share amounts):

	as restated for discontinued operations
	1/31/2012	10/31/2011	7/31/2011	4/30/2011
Net sales from continuing operations	$20,165	$24,744	$25,833	$25,585
Gross profit from continuing operations	$5,313	$7,413	$7,798	$8,262
(Loss) earnings from continuing operations	$(1,008)	$146	$635	$1320
(Loss) earnings from discontinued operations	$(540)	$(722)	$(51)	$(157)
Net income (loss)	$(1,548)	$(576)	$584	$1,163
Basic net earnings (loss) per share:
Continuing operations	$(0.19)	$0.03	$0.12	$0.25
Discontinued operations	$(0.10)	$(0.14)	$(0.01)	$(0.03)
Total	$(0.30)	$(0.11)	$0.11	$0.22
Diluted net earnings (loss) per share:
Continuing operations	$(0.19)	$0.03	$0.12	$0.25
Discontinued operations	$(0.10)	$(0.13)	$(0.01)	$(0.03)
Total	$(0.29)	$(0.11)	$0.11	$0.22

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

	1/31/2013	10/31/2012	7/31/2012	4/30/2012
Net sales from continuing operations	$23,399	$24,239	$23,499	$23,981
Gross profit from continuing operations	$5,598	$7,287	$7,131	$7,311
(Loss) earnings from continuing operations	$(17,572)	$283	$1,644	$(10,121)
(Loss) earnings from discontinued operations	$(522)	—	—	—
Net income (loss)	$(18,094)	$283	$1,644	$(10,121)
Basic net earnings (loss) per share:
Continuing operations	$(3.30)	$0.05	$0.31	$(1.94)
Discontinued operations	$(0.10)	—	—	—
Total	$(3.40)	$0.05	$0.31	$(1.94)
Diluted net earnings (loss) per share:
Continuing operations	$(2.30)	$0.05	$0.30	$(1.94)
Discontinued operations	$(0.10)	—	—	—
Total	$(3.40)	$0.05	$0.30	$(1.94)

Numbers may not add due to rounding

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2013.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2013. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon an evaluation performed as of January 31, 2013 and throughout FY13, we have identified a material weakness surrounding our internal control over international financial reporting and review. In response to the material weakness management is restructuring its international financial review process and believes these changes will remediate the issue. Further, this weakness did not result in any significant adjustment to the financial statements.

Since the Company now qualifies as a smaller reporting company, there is no longer an attestation requirement for management’s assessment of internal control by the Company’s independent auditors.

Changes in Internal Control over Financial Reporting

There have been no changes in Lakeland Industries, Inc.'s internal control over financial reporting that occurred during Lakeland's fourth quarter 2013, other than the material weakness described above, that has materially affected, or is reasonably likely to materiality affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in July 2013, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2013. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2013.

Equity Compensation Plans

The following sets forth information relating to Lakeland’s equity compensation plans as of May 17, 2013:

2012 Equity Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price per share of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation plans approved by security holders
Restricted stock grants - employees	164,500	$6.44	8,500
Restricted stock grants - directors	49,500	$6.44	500
Matching award program	—	—	9,000
Bonus in stock program - employees	39,833	$4.80	167
Retainer in stock program - directors	9,708	$5.36	28,292
Total Restricted Stock Plans	263,541	$6.15	46,459
Equity compensation plans not approved by security holders
Nonemployee Directors’ Option Plan(2)	24,000	$7.47	21,300
Total	287,541		67,759

(1)	At maximum levels
(2)	A description of the Nonemployee Directors’ Option Plan is contained in Note 7 to the financial statements

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	(1) Financial Statements-Covered by Report of Independent Registered Public Accounting Firm
(A)	Consolidated Statements of Operations for the years ended January 31, 2013 and 2012
(B)	Consolidated Statements of Comprehensive Income for the years ended January 31, 2013 and 2012
(C)	Consolidated Balance Sheets at January 31, 2013 and 2012
(D)	Consolidated Statements of Stockholder’s Equity for the years ended January 31, 2013 and 2012
(E)	Consolidated Statements of Cash Flows for the years ended January 31, 2013 and 2012
(F)	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedule – Covered by Report of Independent Registered Public Accounting Firm. All schedules are omitted because they are not applicable, not required or the required information is included in a consolidated financial statement or notes hereto.
(3)	Exhibits – See (b) below

b.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended (incorporated by reference to Exhibit 3.2 of Lakeland Industries, Inc.’s Form 10-Q filed December 7, 2011).

3.2	Bylaws of Lakeland Industries Inc., as amended (incorporated by reference as Exhibit 3.1 of Lakeland Industries, Inc.’s Form 10-Q filed December 7, 2011).

4.1	2006 Incentive Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc. Registration Statement on Form S-8 filed July 26, 2007).

4.2	2009 Incentive Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc. Registration Statement on Form S-8 filed September 8, 2011).

4.3	2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc. Registration Statement on Form S-8 filed September 13, 2012).

10.1	Employment Agreement, dated April 16, 2010, between Lakeland Industries, Inc. and Christopher J. Ryan (incorporated by reference to Exhibit 10.5 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2010 filed April 16, 2010).

10.2	Employment Agreement, dated January 24, 2012, between Lakeland Industries, Inc. and Gary Pokrassa (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed January 24, 2012).

10.3	Lease Agreement, dated 2006, between Michael Robert Kendall, June Jarvis and Barnett Waddingham Trustees Limited, as lessor, and Lakeland Industries, Inc., as lessee (incorporated by reference to Exhibit 10.22 of Lakeland Industries, Inc.’s Form 10-K for the fiscal year ended January 31, 2007).

10.4	Lease Agreement, dated October 14, 2010, between South Heidelberg Partners, LP, as lessor, and Lakeland Industries, Inc., as lessee for Lakeland High Visibility Clothing in Pennsylvania (incorporated by reference to Exhibit 10.14 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2011).

Exhibit No.	Description

10.5	Lease Agreement, dated December 28, 2010, between Land Services, LLC, as lessor, and Lakeland Industries, Inc., as lessee (incorporated by reference to Exhibit 10.15 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2011).

10.6	Settlement Statement, dated June 30, 2010, between Harvey Pride, Jr. and Lakeland Industries, Inc. for the property location 201 Pride Lane, Decatur, Alabama (incorporated by reference to Exhibit 10.16 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2011).

10.7	Bank loan between TD Bank and Lakeland Industries, Inc. (incorporated by reference to Exhibit 99.2 of Lakeland Industries, Inc. Form 8-K filed January 15, 2010).

10.8	Amendment No. 1 to TD Bank loan (incorporated by reference to Exhibit 10.17 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2012) .

10.9	Amendment No. 2 to TD Bank loan (incorporated by reference to Exhibit 99.1 of Lakeland Industries, Inc. Form 8-K filed December 1, 2010).

10.10	Amendment No. 3 to TD Bank loan (incorporated by reference to Exhibit 99.2 of Lakeland Industries, Inc. Form 8-K filed June 29, 2011).

10.11	Amendment No. 4 to TD Bank loan (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed April 13, 2012).

10.12	Loan agreement between Lakeland Industries, Inc. and Bank Itau (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc. Form 8-K filed April 13, 2012).

10.13	Loan agreement between Lakeland Industries, Inc. and Bank Itau (incorporated by reference to Exhibit 10.3 of Lakeland Industries, Inc. Form 8-K filed April 13, 2012).

10.14	Agreement, dated April 25, 2012, between Lakeland Industries, Inc. and Bank Itau (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed April 25, 2012).

10.15	Summary of Exhibit 10.23 in English (incorporated by reference to Exhibit 10.2 to Lakeland Industries, Inc. Form 8-K filed April 25, 2012).

10.16	Lakeland Industries, Inc. Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed June 29, 2012).

10.17	Settlement Agreement between Lakeland and Elder Marcos Vieira da Conceição and Márcia Cristina Vieira daConceição Antunes (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 10-Q filed July 31, 2012).

10.18	Amendment No. 5 and Waiver, dated October 17, 2012, to Loan and Security Agreement between Lakeland Industries, Inc. and TD Bank, N.A. (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed October 17, 2012).

10.19	Second Amended and Restated Revolving Credit Note, dated October 17, 2012, between Lakeland Industries, Inc. and TD Bank, N.A. (incorporated by reference to Exhibit 10.2 to Lakeland Industries, Inc. Form 8-K filed October 17, 2012).

10.20	Agreement, dated January 11, 2013, between Lakeland Industries, Inc. and Bank Itau (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed January 15, 2013).

10.21	Summary of Exhibit 10.29 in English (incorporated by reference to Exhibit 10.2 to Lakeland Industries, Inc. Form 8-K filed January 15, 2013).

10.22	Amendment for the Purchase of Debts, dated January 29, 2013 (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed February 20, 2013).

Exhibit No.	Description

10.19	Fixed Charge on Non-vesting Debts and Floating Charge, dated January 29, 2013 (incorporated by reference to Exhibit 10.2 to Lakeland Industries, Inc. Form 8-K filed February 20, 2013).

10.20	Standard Terms & Conditions (incorporated by reference to Exhibit 10.3 to Lakeland Industries, Inc. Form 8-K filed February 20, 2013).

10.21	Termination Agreement, dated March 14, 2013, among Lakeland Brasil S.A., Lakeland Industries, Inc. and Miguel Bastos (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed March 15, 2013).

14.1	Amendment to the Lakeland Industries, Inc. Code of Ethics, dated February 6, 2012 (incorporated by reference to Exhibit 14.1 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2012).

2.1	Subsidiaries of Lakeland Industries, Inc. (wholly owned) and jurisdictions of incorporation:

Lakeland Protective Wear, Inc.	Ontario
Lakeland Protective Real Estate	Ontario
Laidlaw, Adams & Peck, Inc. and Subsidiary	Delaware
(Weifang Meiyang Protective Products Co., Ltd.)
Weifang Lakeland Safety Products Co., Ltd.	An Qiu City, Shandong
QingDao Lakeland Protective Products Co., Ltd.	Jiaozhou, Shandong
Lakeland Brazil, S.A.	Salvador, Brazil
Lakeland Glove and Safety Apparel Private Ltd.	New Delhi
Lakeland Industries Europe Ltd.	Cardiff, UK
Weifang Meiyang Protective Products Co., Ltd	An Qiu City, Shandong
Lakeland (Beijing) Safety Products, Co., Ltd.	Beijing, China
Lakeland Shanghai	Shanghai, China
Lakeland Industries, Inc. Agencia en Chile	Santiago, Chile
Lakeland Argentina, SRL	Buenos Aires, Argentina
Art Prom, LLC	Ust-Kamenogorsk, Kazakhstan
RussIndProtection, Ltd.	Moscow, Russia
Lakeland (Hong Kong) Trading Co., Ltd.	Hong Kong

23.1*	Consent of Warren Averett, LLC, Independent Registered Public Accounting Firm

31.1*	Certification of Christopher J. Ryan, Chief Executive Officer, President and Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Gary Pokrassa, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Christopher J. Ryan, Chief Executive Officer, President and Secretary, pursuant to Section 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Gary Pokrassa, Chief Financial Officer, pursuant to Section 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculations Document

101.DEF**	XBRL Taxonomy Extension Definitions Document

101.LAB**	XBRL Taxonomy Extension Labels Document

101.PRE**	XBRL Taxonomy Extension Presentations Document

*	Filed herewith

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2013

LAKELAND INDUSTRIES, INC.

By:	/ s / Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Duane W. Albro	Chairman of the Board	May 21, 2013
Duane W. Albro

/s/ Christopher J. Ryan	Chief Executive Officer, President,	May 21, 2013
Christopher J. Ryan	Secretary and Director

/s/ Gary Pokrassa	Chief Financial Officer	May 21, 2013
Gary Pokrassa

/s/ Stephen M. Bachelder	Chief Operating Officer	May 21, 2013
Stephen M. Bachelder

/s/ A. John Kreft	Director	May 21, 2013
A. John Kreft.

/s/ Thomas McAteer	Director	May 21, 2013
Thomas McAteer

/s/ Douglas B. Benedict	Director	May 21, 2013
Douglas B. Benedict

/s/ James M. Jenkins	Director	May 21, 2013
James M. Jenkins

