Form 10-Q
period 2013-04-30
LAKELAND INDUSTRIES INC
filed 2013-06-13
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Nonaccelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 11, 2013
Common Stock, $0.01 par value per share	5,353,716 shares

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

		Page

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Introduction	3

	Condensed Consolidated Statements of Operations
	Three Months Ended April 30, 2013 and 2012	5

	Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended April 30, 2013 and 2012	6

	Condensed Consolidated Balance Sheets
	April 30, 2013 and January 31, 2013	7

	Condensed Consolidated Statement of Stockholders' Equity
	Three Months Ended April 30, 2013	8

	Condensed Consolidated Statement of Cash Flows
	Three Months Ended April 30, 2013 and 2012	9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	33

Item 6.	Exhibits	33

Signature Pages		34

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION

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

The forward-looking statements in this Form 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	Our independent auditors report in respect of our recent year-end financial statements contain a going concern explanatory paragraph; if we are unable to continue as a going concern, our securities will have little or no value.
•	If we are not successful in the current refinancing transaction, we may not be able to continue to finance our operations.
•	Covenants in our credit facilities may restrict our financial and operating flexibility, and we are currently in default on this facility.
•	We may need additional funds and, if we are unable to obtain these funds, we may not be able to expand or operate our business as planned.
•	We incurred a significant loss in the fourth quarter and for the full fiscal year in FY13, and there can be no assurance that such losses will not continue.
•	We are required to make substantial quarterly cash payments over six years in respect of the settlement agreement.
•	We are subject to risk as a result of our international manufacturing operations.
•	The termination of our supply agreement with DuPont adversely affected our recent results of operations and will continue to do so for at least the immediate future.
•	Our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates.
•	Our results of operations may vary widely from quarter to quarter.
•	Rapid technological change could negatively affect sales of our products and our performance.
•	Because we do not have long-term commitments from many of our customers, we must estimate customer demand, and errors in our estimates could negatively impact our inventory levels and net sales.
•	Our operations are substantially dependent upon key personnel.
•	We rely on a limited number of suppliers and manufacturers for specific fabrics, and we may not be able to obtain substitute suppliers and manufacturers on terms that are as favorable, or at all, if our supplies are interrupted.
•	We deal in countries where corruption is an obstacle.
•	We face competition from other companies, a number of which have substantially greater resources than we do.
•	Some of our sales are to foreign buyers, which exposes us to additional risks.

•	A significant reduction in government funding for preparations for terrorist incidents could adversely affect our net sales.
•	We may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims.
•	Environmental laws and regulations may subject us to significant liabilities.
•	The market price of our common stock may fluctuate widely.
•	Our directors and executive officers have the ability to exert significant influence on our Company and on matters subject to a vote of our stockholders.
•	Provisions in our restated certificate of incorporation and by-laws and Delaware law could make a merger, tender offer or proxy contest difficult.
•	If we fail to maintain proper and effective internal controls or are unable to remediate a material weakness in our internal controls, our ability to produce accurate and timely financial statements could be impaired, and investors’ views of us could be harmed.
•	Acquisitions could be unsuccessful.
•	Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and results of operations.
•	The other factors referenced in this Form 10-Q, including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2013 Form 10-K.

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

Three months ended April 30, 2013 and 2012

	THREE MONTHS ENDED
	April 30,
	2013	2012
Net sales	$21,736,990	$23,980,711
Cost of goods sold	15,657,374	16,669,351
Gross profit	6,079,616	7,311,360
Operating expenses	6,316,247	7,286,423
Operating profit	(236,631)	24,937
Foreign exchange loss Brazil	(27,142)	(315,787)
Arbitration judgment in Brazil	—	(10,000,000)
Other expense and other income, net	(128,579)	59,374
Interest expense	(273,435)	(236,392)
Loss before income taxes	(665,787)	(10,467,868)
Provision (benefit) for income taxes	178,693	(346,402)
Net loss	$(844,480)	$(10,121,466)
Net loss per common share
Basic	$(0.16)	$(1.94)
Diluted	$(0.16)	$(1.94)
Weighted average common shares outstanding:
Basic	5,337,205	5,225,478
Diluted	5,337,205	5,225,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three months ended April 30, 2013 and 2012

	Three Months Ended
	April 30,
	2013	2012
Net loss	$(844,480)	$(10,121,466)
Other comprehensive income (loss):
Cash flow hedge in China	50,572	(103,770)
Foreign currency translation adjustments:
Lakeland Brazil, S.A.	93,868	(1,815,272)
Canada	(8,060)	5,533
United Kingdom	(38,339)	21,855
China	21,306	9,605
Russia/Kazakhstan	(23,795)	(8,869)
Other comprehensive income (loss)	95,552	(1,890,918)
Comprehensive loss	$(748,928)	$(12,012,384)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

April 30, 2013 and January 31, 2013

	April 30, 2013	January 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,003,741	$6,736,962
Accounts receivable, net of allowance for doubtful accounts of $371,900 and $342,100 at April 30, 2013 and January 31, 2013, respectively	14,126,722	13,782,908
Inventories	39,090,976	39,270,675
Assets of discontinued operations in India	744,520	813,182
Prepaid income tax	1,626,900	1,564,834
Other current assets	2,052,990	1,703,322
Total current assets	64,645,849	63,871,883
Property and equipment, net	13,967,724	14,089,987
Prepaid VAT and other taxes, noncurrent	2,458,346	2,461,386
Security deposits	1,121,033	1,546,250
Intangibles and other assets, net	517,690	477,200
Goodwill	871,297	871,297
Total assets	$83,581,939	$83,318,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,459,923	$6,704,001
Accrued compensation and benefits	1,240,001	975,758
Other accrued expenses	2,710,073	2,409,454
Liabilities of discontinued operations in India	—	25,041
Current maturity of long-term debt	99,464	100,481
Current maturity of arbitration settlement	1,000,000	1,000,000
Short-term borrowing	1,793,633	1,578,779
Term loans to TD Bank	5,285,000	5,550,000
Borrowings under revolving credit facility	9,558,882	9,558,882
Total current liabilities	29,146,976	27,902,396
Accrued arbitration award in Brazil (net of current maturities)	4,460,691	4,710,691
Other long-term debt	1,260,075	1,298,085
Other liabilities - accrued legal fees in Brazil	86,911	86,911
VAT taxes payable long term	3,328,291	3,328,820
Total liabilities	38,282,944	37,326,903
Stockholders’ equity:
Preferred stock, $.01 par; authorized 1,500,000 shares - (none issued)	—	—
Common stock, $.01 par; authorized 10,000,000 shares, issued 5,698,580 and 5,688,600; outstanding 5,342,139 and 5,332,159 at April 30, 2013 and January 31, 2013, respectively	56,986	56,886
Treasury stock, at cost; 356,441 shares at April 30, 2013 and January 31, 2013, respectively	(3,352,291)	(3,352,291)
Additional paid-in capital	51,029,787	50,973,065
Retained earnings deficit	(1,316,924)	(472,445)
Accumulated other comprehensive loss	(1,118,563)	(1,214,115)
Total stockholders' equity	45,298,995	45,991,100
Total liabilities and stockholders' equity	$83,581,939	$83,318,003

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

Three months ended April 30, 2013

	Common Stock		Treasury Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance, January 31, 2013	5,688,600	$56,886	(356,441)	$(3,352,291)	$50,973,065	$(472,444)	$(1,214,115)	$45,991,101

Net loss	—	—	—	—	—	(844,480)	—	(844,480)
Other comprehensive income (loss)	—	—	—	—	—	—	95,552	95,552
Stock-based compensation:
Restricted stock issued at par	9,980	100	—	—	(100)	—	—	—

Restricted stock plan	—	—	—	—	74,831	—	—	74,831
Return of shares in lieu of payroll tax withholding	—	—	—	—	(18,009)	—	—	(18,009)
Balance April 30, 2013	5,698,580	$56,986	(356,441)	$(3,352,291)	$51,029,787	$(1,316,924)	$(1,118,563)	$45,298,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three months ended April 30, 2013 and 2012

	For the Three Months Ended April 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(844,480)	$(10,121,466)
Adjustments to reconcile net loss to net cash provided by operating activities
Provision for inventory obsolescence	21,610	135,000
Provision for doubtful accounts	29,927	5,000
Deferred income taxes	—	(462,191)
Depreciation and amortization	434,436	374,889
Stock based and restricted stock compensation	74,831	131,391
(Increase) decrease in operating assets
Accounts receivable	(440,714)	(3,967,092)
Inventories	48,947	2,382,174
Prepaid income taxes and other current assets	(413,024)	(647,500)
Other assets	422,865	(31,855)
Assets of discontinued operations	68,662	(5,079)
Increase (decrease) in operating liabilities
Accounts payable	991,094	1,833,037
Accrued expenses and other liabilities	578,971	727,890
Arbitration award in Brazil	(250,000)	10,000,000
Liabilities of discontinued operations	(25,041)	(21,440)
Net cash provided by operating activities	698,084	332,758
Cash flows from investing activities:
Purchases of property and equipment	(353,214)	(364,185)
Net cash used in investing activities	(353,214)	(364,185)
Cash flows from financing activities:
Net borrowings (payments) under credit agreement, net of reclassification to term loans	—	(1,715,504)
Repayments of term loans	(265,000)	(190,000)
Canada loan repayments	(39,027)	(125,012)
Proceeds of borrowings in Brazil	253,551	1,029,194
Repayments of Brazil debt	(282,052)	—
UK borrowings	280,567	—
Other liabilities	—	(9,601)
Shares returned in lieu of taxes under restricted stock program cash paid	(18,009)	—
Deferred taxes long term	(529)	(302)
Net cash used in financing activities:	(70,499)	(1,011,225)
Effect of exchange rate changes on cash	(7,592)	26,618
Net increase (decrease) in cash and cash equivalents	266,779	(1,016,034)
Cash and cash equivalents at beginning of year	6,736,962	5,711,038
Cash and cash equivalents at end of year	$7,003,741	$4,695,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

Certain reclassifications of prior period data have been made to conform to current period classification.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business

Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is the United States. No customer accounted for more than 10% of net sales during the three-month periods ended April 30, 2013 and 2012.

2.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the condensed consolidated financial information required therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended January 31, 2013.

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

We expect to continue to incur substantial additional operating losses from our Brazilian operations for at least the first half of FY14. Unless we are able to have in place a new credit facility, we believe that our current cash position of $7.0 million, our cash flow from operations and, borrowing in Brazil and the United Kingdom, may not be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months. To this end, on May 15, 2013, the Company accepted a commitment letter from a bank for a Senior Credit Facility subject to certain terms and conditions and is currently working towards closing this financing. However, no assurance can be given that this transaction or any other transaction will be consummated.

If management is unable to successfully implement its cost reduction strategies or to complete any other financing, that would impact our ability to continue as a going concern.

The results of operations for the three-month period ended April 30, 2013, are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of prior period data have been made to conform to current period classification.

In this Form 10-Q, “FY” means fiscal year; thus, for example, FY14 refers to the fiscal year ending January 31, 2014.

3.	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4.	Inventories

Inventories consist of the following:

	April 30, 2013	January 31, 2013

Raw materials	$17,048,059	$16,361,872
Work-in-process	1,709,825	1,812,788
Finished goods	20,333,092	21,096,015
	$39,090,976	$39,270,675

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or market.

5.	Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share are based on the weighted average number of common and common stock equivalents. The diluted earnings per share calculation take into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from their exercise, based on the average price during the period.

The following table sets forth the computation of basic and diluted earnings (loss) per share at April 30, 2013 and 2012.

	Three Months Ended
	April 30,
	2013	2012
Numerator
Net loss from continuing operations	$(844,480)	$(10,121,466)
Denominator
Denominator for basic earnings per share
(weighted-average shares which reflect 356,441 shares in the treasury as a result of the stock repurchase program for the three months ended April 30, 2013 and 2012, respectively)	5,337,205	5,225,478
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	—	—
Denominator for diluted loss per share (adjusted weighted average shares)	5,337,205	5,225,478
Basic loss per share from continuing operations	$(0.16)	$(1.94)
Diluted loss per share from continuing operations	$(0.16)	$(1.94)

6.	Long-Term Debt and Subsequent Event

Revolving Credit Facility

At April 30, 2013, the balance outstanding under our revolving credit facility amounted to $9.6 million. In January 2010, the Company entered into a one-year $23.5 million revolving credit facility (as amended from time to time, the “Loan Agreement”) with TD Bank, N.A. (“TD Bank”). In January 2011, TD Bank agreed to a two-year extension to expire January 2013. In June 2011, TD Bank agreed to extend the term to June 2014 and add a $6.5 million term loan facility to be used to fund capital expansion in Brazil, Mexico and Argentina, as well as the ability to refinance existing debt in Canada. In April 2012, TD Bank agreed to add a $3.0 million term loan facility to be used to refinance a portion of the revolver. Borrowings under this $6.5 million term loan facility are in the form of a five-year term loan, with maturity in June 2013. As a result of the arbitration award issued against the Company in May 2012 and the subsequent entry into a Settlement Agreement in respect thereof, as well as due to the recent operating results of the Company mentioned below, one or more events of default have occurred during the fiscal year ended January 31, 2013 under the TD Bank revolving credit facility and term loan facility, including an event of default for failure to comply with the minimum EBITDA covenant, which allows TD Bank, at its option, to accelerate the loan.

On October 17, 2012, the Company entered into an Amendment No. 5 and Waiver (the “Amendment”) to the Loan Agreement. Under the Amendment, TD Bank has agreed to waive the Company’s noncompliance with the consolidated leverage ratio requirements and consolidated EBITDA requirements of the Loan Agreement, in each case, for the fiscal quarters ended April 30, 2012 and July 31, 2012. TD Bank has also agreed, with respect to standards for the October 31, 2012, quarter compliance standards, not to test or has revised these and one other financial covenant.

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

The maximum amounts borrowed under the revolving credit facility during the three months ended April 30, 2013, was $9.6 million, and the weighted average interest rate during that period was 3.70%.

The credit facility, as amended October 2012, contains financial covenants including, but not limited to, fixed charge ratio, funded debt to EBITDA ratio, inventory and accounts receivable collateral coverage ratio, with respect to which the Company was not in compliance at January 31, 2013 or April 30, 2013. The current interest rate on this term loan at April 30, 2013, was 2.96%, and principal and interest of $131,470 was due monthly.

The operating losses from Brazil and impairment charge resulted in the Company’s being in default with its TD Bank facility. In June 2012, the Company engaged Raymond James & Associates, Inc. to assist management and the Board of Directors in its evaluation of a broad range of financial and strategic alternatives for the Company.

On May 15, 2013, the Company accepted a commitment letter from a bank for a Senior Credit Facility subject to execution of documentation, final due diligence, obtaining by the Company of a minimum of $3.5 million of junior debt under terms satisfactory to lender, and an intercreditor agreement. There can be no assurance that the Company will be able to close on such financing.

7.	Major Supplier

We purchased no more than 5% of our raw materials from one supplier during the three-month period ended April 30, 2013.

8.	Employee Stock Compensation

The Company has three main share-based payment plans: The Nonemployee Directors Option Plan (the “Directors Plan”) and two Restricted Stock Plans (the “2009 Equity Plan” and the “2012 Equity Plan”). Both the 2009 and 2012 Equity Plans have an identical structure. The below table summarizes the main provisions of each of these plans:

Nature and terms

Nonemployee Director Stock Option Plan	The plan provides for an automatic one-time grant of options to purchase 5,000 shares of common stock to each nonemployee director newly elected or appointed. Options are granted at not less than fair market value, become exercisable commencing six months from the date of grant and expire six years from the date of grant. In addition, all nonemployee directors re-elected to the Company’s Board of Directors at any annual meeting of the stockholders will automatically be granted additional options to purchase 1,000 shares of common stock on that date. Such plan expired at December 31, 2012, as to any new awards. Existing options will expire based on individual award dates.

Restricted Stock Plan – employees	Long-term incentive compensation three-year plan. Employees are granted potential share awards at the beginning of the three-year cycle at baseline and maximum amounts. The level of award and final vesting is based on the Board of Director’s opinion as to the performance of the Company and management in the entire three-year cycle. All vesting is three-year “cliff” vesting - there is no early vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period.

Restricted Stock Plan – directors	Long-term incentive compensation three-year plan. Directors are granted potential share awards at the beginning of the three-year cycle at baseline and maximum amounts. The level of award and final vesting is based on the Board of Director’s opinion as to the performance of the Company and management in the entire three-year cycle. All vesting is three-year “cliff” vesting - there is no early vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period.

Matching award program	All participating employees are eligible to receive one share of restricted stock awarded for each two shares of Lakeland stock purchased on the open market. Such restricted shares are subject to three-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period.

Compensation in stock in lieu of cash program - employees	All participating employees are eligible to elect to receive any cash bonus in shares of restricted stock. Such restricted shares are subject to two-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the two-year period. Since the employee is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the grant date stock price. The Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer of the Company have all elected to take 30% of their cash compensation in restricted stock pursuant to this program, commencing in October 2012.

Director fee in stock program	All directors are eligible to elect to receive any director fees in shares of restricted stock. Such restricted shares are subject to two-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the two-year period. Since the director is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the grant date stock price.

The following table represents our stock options granted, exercised and forfeited during the three months ended April 30, 2013.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2013	24,000	$7.47	3.95 years	$1,300
Granted during the three months ended April 30, 2013	—	—	—	—
Outstanding at April 30, 2013	24,000	$7.47	3.70 years	—
Exercisable at April 30, 2013	24,000	$7.47	3.70 years	—
Reserved for future issuance:
Directors’ Plan (expired on December 31, 2012)	—

There were no exercises or forfeitures during the three-months ended April 30, 2013.

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

Under the 2009 Equity Incentive Plan, the Company has issued 162,495 fully vested shares as of April 30, 2013. The Company has granted up to a maximum of 20,365 restricted stock awards remaining unvested as of April 30, 2013. All of these restricted stock awards are nonvested at April 30, 2013, and have a weighted average grant date fair value of $8.06. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

Under the 2012 Equity Incentive Plan, the Company has granted 263,541 restricted stock awards as of April 30, 2013, assuming all maximum awards are achieved. All of these restricted stock awards are nonvested at April 30, 2013 (202,041 shares at “baseline”), and have a weighted average grant date fair value of $6.15. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of April 30, 2013, unrecognized stock-based compensation expense related to restricted stock awards totaled $16,502 pursuant to the 2009 Equity Incentive Plan and $1,422,981 pursuant to the 2012 Equity Incentive Plan, before income taxes, based on the maximum performance award level, less what has been charged to expense on a cumulative basis through April 30, 2013, which was set to zero. Such unrecognized stock-based compensation expense related to restricted stock awards totaled $16,502 for the 2009 Equity Incentive Plan and $1,026,921 for the 2012 Equity Incentive Plan at the baseline performance level. The cost of these nonvested awards is expected to be recognized over a weighted-average period of three years. The Board has estimated its current performance level to be at zero, and expenses have been recorded accordingly. The performance-based awards are not considered stock equivalents for earnings per share (“EPS”) calculation purposes.

Stock-Based Compensation

The Company recognized total stock-based compensation costs of $74,831 and $131,391 for the years ended April 30, 2013 and 2012, respectively, of which $0 and $131,391 result from the 2009 Equity Plan and $74,831 and $0 result from the 2012 Equity Plan for the years ended April 30, 2013 and 2012, respectively, and $0 and $0, respectively, from the Director Option Plan. These amounts are reflected in selling, general and administrative expenses. The total income tax benefit recognized for stock-based compensation arrangements was $26,939 and $47,300 for the years ended April 30, 2013 and 2012, respectively.

Shares under 2012 Equity Plan	Outstanding unvested grants at maximum(a) at beginning of FY14	Granted during FY14 through April 30, 2013	Vested during FY14 through April 30, 2013	Forfeited during FY14 through April 30, 2013	Outstanding unvested grants at maximum(a) at April 30, 2013

Restricted stock grants - employees	164,500	—	—	—	164,500
Restricted stock grants - directors	49,500	—	—	—	49,500
Matching award program	—	—	—	—	—
Compensation in stock in lieu of cash - employees	21,517	18,316	—	—	39,833
Retainer in stock - directors	6,601	3,107	—	—	9,708
Total restricted stock plan	242,118	21,423	—	—	263,541

Weighted average grant date fair value	$6.34	$4.06	—	—	$6.15

Shares under 2009 Equity Plan	Outstanding unvested grants at maximum(a) at beginning of FY14	Granted during FY14 through April 30, 2013	Vested during FY14 through April 30, 2013	Forfeited during FY14 through April 30, 2013	Outstanding unvested grants at maximum(a) at April 30, 2013
Restricted stock grants –employees	—	—	—	—	—
Restricted stock grants – directors	—	—	—	—	—
Matching award program	3,500	—	—	—	3,500
Compensation in stock in lieu of cash - employees	26,090	—	14,494	—	11,596
Retainer in stock - directors	6,688	—	1,419	—	5,269
Total restricted stock plan	36,278	—	15,913	—	20,365

Weighted average grant date fair value	$8.27	—	$8.54	—	$8.06

(a)	The Board has estimated the current performance level at zero and expenses have been recorded accordingly.

9.	Manufacturing Segment Data

Domestic and international sales are as follows in millions of dollars:

	Three Months Ended April 30, (in $ millions)
	2013		2012
Domestic	$11.86	54.56%	$9.77	40.75%
International	9.88	45.44%	14.21	59.25%
Total	$21.74	100.00%	$23.98	100.00%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Alabama (primarily the distribution to customers of the bulk of our products and manufacturing of our chemical suit, glove and fire protective products), Mexico (primarily disposable, glove, chemical suit and woven production) and Pennsylvania (primarily production of high visibility products). We also maintain three manufacturing companies in China (primarily disposable and chemical suit production) and a wovens manufacturing facility in Brazil. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in Canada, Europe, Latin America, India, Russia, Kazakhstan and China, which sell and distribute products shipped from the United States, Mexico, Brazil or China. The table below represents information about reported manufacturing segments for the years noted therein:

	Three Months Ended April 30 (in millions of dollars)
	2013	2012
Net Sales:
USA	$12.83	$10.59
Other foreign	5.86	5.02
Mexico	0.62	0.51
China	8.93	8.16
Brazil	1.78	5.19
Less intersegment sales	(8.28)	(5.49)
Consolidated sales	$21.74	$23.98
External Sales:
USA	$11.86	$9.77
Other foreign	5.31	4.96
Mexico	0.18	0.10
China	2.61	3.96
Brazil	1.78	5.19
Consolidated external sales	$21.74	$23.98
Intersegment Sales:
USA	$0.97	$0.82
Other foreign	0.55	0.06
Mexico	0.44	0.41
China	6.32	4.20
Brazil	—	—
Consolidated intersegment sales	$8.28	$5.49
Operating Profit (Loss):
USA	$0.29	$(1.47)
Other foreign	0.18	0.28
Mexico	(0.10)	(0.05)
China	0.39	0.83
Brazil	(0.93)	0.38
Less intersegment profit	(0.07)	0.05
Consolidated operating profit (loss)	$(0.24)	$0.02
Depreciation and Amortization Expense:
USA	$0.19	$0.14
Other foreign	0.05	0.05
Mexico	0.01	—
China	0.07	0.09
Brazil	0.11	0.10
Consolidated depreciation and amortization expense	$0.43	$0.38
Interest Expense:
USA	$0.13	$0.10
Other foreign	0.04	0.04
Mexico	0.01	0.01
China	—	—
Brazil	0.25	0.24
Less intersegment	(0.15)	(0.15)
Consolidated interest expense	$0.28	$0.24
Income Tax Expense (Benefits):
USA	$0.06	$(0.50)
Other foreign	0.07	0.05
Mexico	—	0.01
China	0.15	0.15
Brazil	—	(0.09)
Less intersegment	(0.10)	0.03
Consolidated income tax expense (benefit)	$0.18	$(0.35)
Total Assets (at Balance Sheet Date):
USA	$24.80	$31.64
Other foreign	14.16	12.60
Mexico	3.47	3.46
China	27.66	24.03
India assets of discontinued operations	0.74	2.00
Brazil	12.75	27.77
Consolidated assets	$83.58	$101.50
Long-Lived Assets (at Balance Sheet Date)
USA	$3.40	$3.86
Other foreign	2.36	2.47
Mexico	2.17	2.22
China	3.42	2.40
India	—	—
Brazil	2.62	2.87
Consolidated long-lived assets	$13.97	$13.82

10.  Income Tax Audit/Change in Accounting Estimate

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

Our three major foreign tax jurisdictions are China, Canada and Brazil. China tax authorities performed a fraud audit, but the scope was limited to the fraud activities found in late FY09 as discussed more fully in Note 14 to the Company’s Form 10-K for the year ended January 31, 2010. This audit covered tax years from 2003 through 2008. We reached a settlement with the Chinese Government in January 2009. China tax authorities have performed limited reviews on all China subsidiaries as of tax years 2008, 2009, 2010, 2011 and 2012 with no significant issues noted. We believe our tax positions are reasonably stated as of January 31, 2013. On May 9, 2013, one of our China operations was notified by local tax authority that they could conduct an audit on transfer pricing. After preliminary communication with the tax authority, we believe the additional tax liability will be no more than RMB100,000 or USD$16,000. At the same time, China tax authority also questioned about the retained earning amount for not being repatriated to corporate and the delayed payment in trade payable from corporate to the sister companies, especially from US parent to our Chinese subsidiary. Additionally, China tax authority also questioned if there is any tax avoidance motive in the investment by Weifang Lakeland Safety Products Co., Ltd. of USD$500,000 to our Argentina subsidiary. We do not believe there will be any material tax consequences from the latter two inquiries.

Lakeland Protective Wear, Inc., our Canadian subsidiary, follows Canada tax regulatory framework recording its tax expense and tax deferred assets or liabilities. As of this statement filing date, we believe the Company’s tax situation is reasonably stated, and we do not anticipate future tax liability.

The Company’s Brazilian subsidiary is currently under a tax audit, which raised some issues regarding the tax impact related to the merger held in 2008 and the resulting goodwill resulting from the structure which was set up at the Company's Brazilian counsel's suggestion. The Company has not received any formal communication from the authorities. There is no formal claim received, and there may not be such a claim in any case. However, this structure is relatively common in acquisitions of Brazilian operations made by non-Brazilian companies. In general, acquisitions with this structure have survived challenge by the taxing authorities in Brazil. The cumulative amount of tax benefits recognized on the Company’s books through April 30, 2013, resulting from the tax deduction of the goodwill amortization is approximately USD$0, net of the deferred tax valuation reserve. This results from the goodwill on the Brazilian books which, for Brazilian tax purposes, is eligible for tax write-off over a five-year period dating from November 2008.

11. Derivative Instruments and Foreign Currency Exposure

The Company is exposed to foreign currency risk. Management has commenced a derivative instrument program to partially offset this risk by purchasing forward contracts to sell the Canadian Dollar, the Chilean Peso, the Euro, the Great Britain Pound and Brazil Real other than the cash flow hedge discussed below. Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. We designated the forward contracts as derivatives but not as hedging instruments, with loss and gain recognized in current earnings. In the three-months ended April 30, 2013, the Company sustained a loss on foreign exchange in Brazil of $27,142 or $(0.01) per share included in net income from continuing operations. In the three months ended April 30, 2012, the Company recorded a loss on foreign exchange in Brazil of $315,787 or $(0.06) per share included in net income from continuing operations.

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

Fair Value of Derivative Instruments

Derivatives not designated as hedging instruments

Foreign Exchange Forward Contracts

	Three Months Ended
	April 30, 2013	April 30, 2012
Notional Value in USD	$4,587,136	$2,503,770
Gain and loss reported in current operating income (expense)	29,879	(57,261)

There is no outstanding balance from foreign exchange forward contracts as of April 30, 2013 or April 30, 2012.

Derivatives designated as hedging instruments

Asset Derivative from Foreign Currency Cash Flow Hedge

	As of April 30, 2013	As of January 31, 2013

Notional value in USD	$3,135,120	$6,944,040
Gain reported in equity as other comprehensive income	88,261	38,513

Effect of Derivative on Income Statement from Foreign Currency Cash Flow Hedge

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012

Gain reclassed from other comprehensive income into current earnings during three months ended April 30, 2013, reported in operating income	$75,668	$22,329

The cash flow hedge is designed to hedge the payments made in USD and Euro to our China subsidiaries.  Other assets have been recorded as $92,011 and $19,544 in the balance sheet for Q1 FY14 vs. FYE2013, respectively.

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

Summary of Cash Flow Requirements: (R$ millions and US$ millions)

Claim period/description	Taxes		Fines and penalties		Maximum judicial deposit

2004-2006 not paid into amnesty and being defended. Management does not plan to pay this into amnesty.	R$	1.3	R$	1.9	R$	3.2	US$	1.6

2007-2009 claim by State of Bahia (1)	R$	6.2	R$	6.1	R$	12.3	US$	6.2

TOTAL	R$	7.5	R$	8.0	R$	15.5	US$	7.8

(1)  Our attorney informs us that based on the slow progress so far in the administrative proceedings for the 2007-2009 claim, they believe it is now more likely than not that the next amnesty will arrive prior to the need to pay the R$12.3 judicial deposit. Therefore, the most likely cash flow outlook in management’s opinion is as follows:

R$3.1 (US$1.6) million 2004-2006 Judicial deposit	Management has pledged a first lien on its plant and equipment in Brazil as a judicial deposit in lieu of cash.
R$6.2 (US$3.1) million 2007-2009 claim into amnesty	From Quarter Three Fiscal Year 2014 to Quarter Four Fiscal Year 2014.

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

At the next amnesty period:

•	If before judicial process - still administration proceeding - the Company would pay only the taxes with no penalty or interest. This would then be recouped via credits against future taxes on future imports.
•	If after judicial process commences - the amount of the judicial deposit previously remitted would be reclassified to the taxes at issue, and the excess submitted to cover fines and interest would be refunded to Lakeland Brasil, S.A. As above, the taxes would be recouped via credits against future taxes on future imports.

Balance Sheet Treatment

The Company has reflected the above items on its January 31, 2013, balance sheet as follows:

		R$ millions	US$ millions(1)
Noncurrent assets	VAT taxes eligible for future credit	3.4	1.9
Long-term liabilities	Taxes payable	6.2	3.1

(1) At exchange rate prevailing in 2010 when recorded.

13. Brazil Management and Share Purchase Agreement-Arbitration Award and Settlement Agreement

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

In the arbitration proceeding, the former officers sought a determination that they were terminated by the Company without cause and, therefore, entitled to be paid their portion of the Maximum SPP and the monthly remuneration that they would have been paid from the date of termination through the end of their contractual employment period on December 31, 2011. On May 8, 2012, the Company received the arbitration decision which accepted the former officers’ requests to declare that their employments were terminated without cause and determined that, among other things, the noncompete clauses of each of the stock purchase agreement and management agreements were null and nonapplicable despite having been drafted by one of the top law firms in Brazil and reviewed by a second top law firm. The Company was ordered to pay to the former officers damages representing their portion of the Maximum SPP in the aggregate amount of R$18,037,500 (approximately US$9 million at current exchange rates) and monthly remuneration from the date of termination through December 31, 2011, which the Company estimates at an aggregate amount of R$1,150,000 (US$580,000). The arbitration panel further ordered that the Company pay the former officers approximately R$450,000 (US$226,000) from an escrow account established in connection with the acquisition, and the Company is responsible for payment of 85% of the costs and arbitrators’ fees associated with the arbitration. The arbitration award, with all taxes, expenses, interest and applicable adjustments to date, amounts to R$25,148,252 (approximately US$12,575,000) as adjusted for inflation, plus interest and penalties.

On September 11, 2012, the Company and the former officers entered into a settlement agreement (the “Settlement Agreement”) which fully and finally resolved all alleged outstanding claims against the Company arising from the arbitration proceeding. Pursuant to the Settlement Agreement, the Company agreed to pay to the former officers an aggregate of approximately US$8.5 million (the “Settlement Amount”) over a period of six (6) years. The Settlement Amount is payable in combined Brazilian Real and United States dollars as follows: (i) R$3 million (approximately US$1.5 million) was paid on the effective date of the Settlement Agreement, of which amount (A) R$2.294 million (approximately US$1.15 million) in cash was released from the escrow account established in connection with the Qualytextil, S.A. acquisition and (B) R$706,000 (approximately US$350,000) was paid directly by the Company; (ii) R$2 million (approximately US$1.0 million) was paid in December 2012; and (iii) the balance of $6.0 million of the Settlement Amount will be made in United States dollars consisting of 24 consecutive quarterly installments of US$250,000 beginning on March 31, 2013. In the event the Company fails to pay the remainder of the Settlement Amount in accordance with terms of the Settlement Agreement, the former officers will be entitled to seek payment by the Company of R$25,148,252 (approximately US$12,575,000) as adjusted for inflation, plus interest and penalties, less prior payments, which represents the original arbitral award inclusive of all taxes, expenses, interest and applicable adjustments. The Company is current with all obligations pursuant to this Settlement Agreement.

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

The Company, upon reaching the Settlement Agreement, has recorded a settlement liability at net present value of $7.0 million, by applying a risk-free interest rate of 1.58% to discount the noninterest-bearing payment schedule. Together with estimated total fees for the settlement of $856,000, the total cost for the settlement is estimated at $8.0 million. The Settlement liability is $5.5 million as of April 30, 2013, as reflected on the accompanying balance sheet.

The Company further believes that its available resources, together with additional outside funding through debt or equity financings or asset sales, will enable it to make timely payment of the Settlement Amount and continue its operations on a viable basis. There can, however, be no assurance that such outside funding will ultimately be obtained (see Note 6).

The legal and arbitration fees are being charged to expense as incurred.

14. Goodwill

The changes in the carrying amount of goodwill during fiscal year 2014 are summarized in the following:

	USA	Brazil	Total
Balance as of January 31, 2013	$871,297	—	$871,297
During fiscal year 2014 through April 30, 2013
Effect of foreign currency translation	—	—	—
Balance as of April 30, 2013	$871,297	—	$871,297

15. Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (ASUs). ASUs not listed below were determined to either not be applicable or to have a minimal impact on the consolidated financial statements.

The Financial Accounting Standards Board (FASB) has issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

The FASB has issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill.

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

The FASB has issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%.

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

The U.S. GAAP Financial Reporting Taxonomy is a list of computer-readable tags in XBRL that allows companies to tag precisely the thousands of pieces of financial data that are included in typical long-form financial statements and related footnote disclosures. The tags allow computers to automatically search for, assemble and process data so it can be readily accessed and analyzed by investors, analysts, journalists and regulators. In early 2010, the Financial Accounting Foundation assumed maintenance responsibilities for the Taxonomy and, along with the FASB, assembled a team of technical staff dedicated to updating the Taxonomy for changes in U.S. GAAP, identifying best practices in Taxonomy extensions and technical enhancements.

16. Discontinued Operations in India

The Company decided to discontinue operations in its India glove manufacturing facility and put the assets and business up for sale. The Company decided to sell this division primarily because it has incurred significant operating losses since inception, and the Company has been unsuccessful in developing sufficient sales to reach at least break even. The Company attempted to sell the operations as an ongoing operation but shut down its operations in December 2011. Total assets of discontinued operations were reduced $69,000 in the quarter primarily as a result of inventory write-downs.

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

	April 30, 2013	January 31, 2013
Inventory	$29,449	$85,170
Other current asset	—	10,024
Property and equipment	715,071	717,988
Total assets of discontinued operations	744,520	813,182
Liabilities of discontinued operations:
Accounts payable	—	2,759
Other liabilities	—	22,282
Total liabilities of discontinued operations	—	25,041

Net assets of discontinued operations	$744,520	$788,141

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

We have operated-facilities in Mexico since 1995, in China since 1996, in India since 2007 (now discontinued) and in Brazil since May 2008. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. Our net sales from continuing operations attributable to customers outside the United States were $9.9 million and $14.2 million in April 30, 2013 and April 30, 2012, respectively.

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

Going Concern. Our consolidated financial statements have been prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained substantial operating losses since in FY13 and have continued in Q1 FY14, and we are in default with our lender, TD Bank. During the year ended January 31, 2013, we had a net loss of $(26.3) million. These factors raise substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from our Brazilian operations for at least the first half of FY14. Unless we are able to have in place a new credit facility, we believe that our current cash position of $7.0 million, our cash flow from operations and borrowing in Brazil and the United Kingdom, may not be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months. To this end, in May 2013, the Company accepted a commitment letter from a bank for a Senior Credit Facility subject to certain terms and conditions and is currently working towards closing this financing. However, no assurance can be given that this transaction or any other transaction will be consummated.

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

In the year ended January 31, 2013, the Company changed its estimate used in calculating slow-moving inventory in the US. Previously, the Company wrote-down the inventory value for any item in excess of 5 years stock on hand based on annualized sales levels. The Company has determined that based on its needs to service customers, up to a two-year supply may be needed. Therefore, the Company now writes down anything in excess of a two-year supply. Most foreign operations consider inventory obsolete or slow-moving when more than one-year supply exists.

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

Significant Balance Sheet Fluctuation April 30, 2013, As Compared to January 31, 2013

Cash increased by $0.3 million and borrowings under the revolving credit facility remained at $9.6 million at April 30, 2013. Accounts receivables increased $0.3 million, primarily due to the increase of sales in the three months ended April 30, 2013, in Canada of $0.5 million, in the UK of $0.3 million and in Russia of $0.5 million from the three months ended January 31, 2013. Inventory decreased by $0.2 million primarily in the UK and Canada. Other current assets increased $0.3 million due to prepaid expenses in China and in the UK for costs related to the financing in the UK.

Three Months Ended April 30, 2013, As Compared to the Three Months Ended April 30, 2012

Net Sales. Net sales decreased $2.2 million, or 9.4%, to $21.7 million for the three months ended April 30, 2013, from $24.0 million for the three months ended April 30, 2012. The net decrease was due to a $4.3 million decrease in foreign sales, primarily in Brazil, partially offset by an increase of $2.1 million in domestic sales. Domestic sales in China and to the Asia Pacific Rim increased by $0.5 million, or 23.1%. Canada sales decreased by $0.2 million, or 10.4%. Argentina sales decreased by $0.4 million or 52.1%. Russia and Kazakhstan sales combined increased by $0.4 million, or 325.8%. US domestic sales of disposables increased by $1.0 million, chemical sales increased by $0.5 million and reflective sales increased by $0.5 million. Sales in Brazil decreased by $3.4 million, a decrease of 65.6%, as a result of several large bid orders shipped in the first quarter last year and a generally poor sales level in Brazil. There can be no assurance that sales in Brazil will improve. Sales for Lakeland worldwide, excluding Brazil, increased $1.2 million, or 6.3%, over the  first quarter of last year.

Gross Profit. Gross profit decreased $1.2 million, or 16.8%, to $6.1 million for the three months ended April 30, 2013, from $7.3 million for the three months ended April 30, 2012. Gross profit as a percentage of net sales decreased to 28.0% for the three months ended April 30, 2013, from 30.5% for the three months ended April 30, 2012. Major factors driving the changes in gross margins were:

•	Wovens gross margin increased by 25 percentage points in FY14 compared with FY13. This increase was mainly due to the FY13 inventory write-downs resulting from the closure of the Missouri plant, disruptions, inefficiencies and a shortage following the move
•	Disposables gross margin increased by 5.8 percentage points due to higher volume resulting from conversion of customers to Lakeland branded products with a higher gross, a price increase and adjustments in transfer pricing
•	Brazil gross margin was 16.7% for this year compared with 44.1% last year resulting from several large bid contracts at a high margin last year and heavy discounting in this year to promote sales
•	Argentina gross margin decreased by 25 percentage points mainly due to poor volume resulting from lack of working capital
•	Higher margins in chemical sales were reflected as a result of higher volume and a different sales mix
•	China gross margins decreased 6.6 percentage points primarily due to the accrual of shutdown costs in our Qingdao facility

Operating Expenses. Operating expenses decreased $1.0 million, or 13.3%, to $6.3 million for the three months ended April 30, 2013, from $7.3 million for the three months ended April 30, 2012. As a percentage of sales, operating expenses decreased to 29.1% for the three months ended April 30, 2013, from 30.4% for the three months ended April 30, 2012. The $1.0 million decrease in operating expenses in the three months ended April 30, 2013, as compared to the three months ended April 30, 2012, was comprised of:

$(0.5)	million decrease in sales commission mainly resulting from two large bid contracts in Brazil last year which resulted in high commissions
$(0.1)	million decrease in officer salaries resulting from officers voluntary reduction in cash compensation
$(0.1)	million reduction in currency fluctuation
$(0.1)	million reduction in research and development expense as Lakeland branding efforts were accelerated in FY13
$(0.1)	million decrease in payroll administration due to staff reductions
$(0.1)	million decrease to payroll tax as a result of staff reductions

Operating Profit. Operating profit decreased $0.3 million for the three months ended April 30, 2013, from $0.02 million for the three months ended April 30, 2012. Operating margins were breakeven for the three months ended April 30, 2013, and the three months ended April 30, 2012.

Interest Expense. Interest expenses increased by $0.04 million for the three months ended April 30, 2013, as compared to the three months ended April 30, 2012, due to higher rates prevailing in Brazil, in the US and the UK.

Income Tax Expense. Income tax expenses consist of federal, state and foreign income taxes. Income tax expenses increased $0.5 million to $0.2 million for the three months ended April 30, 2013, from a benefit of $0.3 million for the three months ended April 30, 2012. Our effective tax rates were not meaningful due to the loss carryforwards.

Net Income (Loss). Net income increased $9.3 million to a loss of $0.8 million for the three months ended April 30, 2013, from a loss of $10.1 million for the three months ended April 30, 2012. The decrease to the net loss primarily resulted from the $10,000,000 Arbitral Award in Brazil in FY13.

Liquidity and Capital Resources

Cash Flows. As of April 30, 2013, we had cash and cash equivalents of $7.0 million and working capital of $35.5 million. Cash and cash equivalents increased $0.3 million, and working capital decreased $0.5 million from January 31, 2013.

Net cash provided by operating activities of $0.7 million for the three months ended April 30, 2013, was due primarily to net loss from operations of $0.8 million, offset by a provision in inventories of $0.2 million and an increase in accounts receivable of $0.3 million, and increased accounts payable of $0.8 million. Net cash used in investing activities of $0.4 million in the three months ended April 30, 2013, was due to the completion of the expansion in China.

We currently have one credit facility: $23.5 million revolving credit facility which commenced January 2010, of which we had $14.7 million of borrowings outstanding as of April 30, 2013, expiring on June 30, 2013. Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to interest coverage, debt coverage, minimum consolidated net worth and earnings before interest, taxes, depreciation and amortization. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our current credit facilities, and it is likely that our future lenders will have security interests in our assets. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business. We are currently in default of our current loan facility. While Lakeland has signed a commitment letter with another bank as discussed in Note 6 to the Financial Statements, there is no assurance that Lakeland can successfully refinance.

Capital Expenditures. Our capital expenditures principally relate to purchases of building and equipment in Brazil and Mexico, manufacturing equipment, computer equipment and leasehold improvements. We anticipate FY14 capital expenditures to be approximately $0.7 million. Our facilities in China are not encumbered by commercial bank mortgages and, thus, Chinese commercial mortgage loans or the sale of a facility may be available with respect to these real estate assets if we need additional liquidity. There are no further specific plans for material capital expenditures in the FY14.

During FY13 the AnQui City, China Weifang Lakeland factory expanded its operations substantially to accommodate the movement of the work in a leased facility, whose lease had expired. By bringing the two factories together, economies of scale were achieved.

Foreign Currency Exposure. The Company has foreign currency exposure, principally through its investment in Brazil, sales in China, Canada and the UK and production in Mexico and China. Management has undertaken a hedging program to offset this risk by purchasing forward contracts to sell the Canadian Dollar, Chilean Peso, Euro and Great Britain Pound. Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. Management has decided not to hedge its long position in the Chinese Yuan or Brazilian Real; however, as described in Note 11, the Company does engage in cash flow hedges between the CNY and the USD and EUR.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Item 4.	Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2013.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2013. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon an evaluation performed as of April 30, 2013 and throughout FY13, we have identified a material weakness surrounding our internal control over international financial reporting and review. In response to the material weakness management is restructuring its international financial review process and believes these changes will remediate the issue. Further, this weakness did not result in any significant adjustment to the financial statements.

Changes in Internal Control over Financial Reporting

There have been no changes in Lakeland Industries, Inc.'s internal control over financial reporting that occurred during Lakeland's first quarter of fiscal 2014, other than the material weakness described above, that has materially affected, or is reasonably likely to materiality affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Items 2, 3, 4, and 5 are not applicable

Item 1.	Legal Proceedings.

From time to time, we are a party to litigation arising in the ordinary course of our business. Other than the proceedings related to the VAT tax issue described in Note 12 to the financial statements, we are not currently a party to any litigation or other legal proceedings that we believe could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows.

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

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: June 13, 2013	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President and Secretary
(Principal Executive Officer and Authorized Signatory)

Date: June 13, 2013	/s/Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)

