Form 10-K/A
period 2013-01-31
LAKELAND INDUSTRIES INC
filed 2013-07-16
CIK 798081

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

Yes  ☒  ☐  No  ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed pursuant to Regulation 14A of the Security Exchange Act of 1934, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14).

LAKELAND INDUSTRIES, INC.

AMENDMENT NO. 1 TO FORM 10-K

For the Fiscal Year Ended January 31, 2013

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed to amend the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013, previously filed with the Securities and Exchange Commission on May 21, 2013 (the “Original Filing”).

This Amendment is being filed to update and modify the Original Filing for a subsequent event related to the Company’s new financing arrangement that combined a $15 million senior credit facility with AloStar Bank of Commerce and a $3.5 million subordinated term loan, together with a warrant for common stock, with LKL Investments, LLC. In pertinent part, the risk factor section was amended to include additional risk factors related to the Company’s loan transactions and the risk factors were also placed in their correct order as certain of the risk factors were inadvertently misplaced throughout the Risk Factor section of the Original Filing. Also, as a result of the proceeds received by the Company in the financing transactions, the going concern qualification contained in the auditor’s opinion and in the Notes to the Financial Statements of the Original Filing were revised to reflect the Company’s renewed ability to continue as a going concern for at least the next twelve months from February 1, 2013. For a detailed description of the financings, see “Note 6 – Long-Term Debt and Subsequent Event” of the Notes to the Financial Statements that are included in Part II, Item 8 of this Amendment. This Amendment also amends certain portions “Business” and “Management’s Discussion and Analysis of Financial Condition and Result Of Operations” and includes currently dated certifications from the Company’s principal executive officer and principal financial officer.

Except as stated in this Explanatory Note, no other information contained in the Original Filing is being amended, updated or otherwise revised. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

ii

LAKELAND INDUSTRIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

		Page
PART 1:
Cautionary Statement Regarding Forward-Looking Information
Item 1	Business	1
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	23
Item 2.	Properties	24
Item 3.	Legal Proceedings	26
Item 4.	Mining Safety Disclosures	26
PART II:
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	Selected Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	40
Item 8.	Financial Statements and Supplementary Data	41
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	82
Item 9A.	Controls and Procedures	82
Item 9B.	Other Information	82
PART III:
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	83
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services
PART IV:
Item 15.	Exhibits and Financial Statement Schedules	84
	Certification under Exchange Act Rules 13a-14(b) and 15d-14(b)	88-91

iii

This Amendment to the Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports and other periodic reports and filings of the Company filed with the Securities and Exchange Commission. All statements, other than statements of historical facts, which address the Company’s expectations of sources of capital or which express the Company’s expectation for the future with respect to financial performance or operating strategies, can be identified as forward-looking statements. As a result, there can be no assurance that the Company’s future results will not be materially different from those described herein as “believed,” “anticipated,” “estimated” or “expected,” “may,” “will” or “should” or other similar words which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statement is based.

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

Declining sales in FY13 led to quarterly losses in Brazil, which led to the necessity of writing off all goodwill, certain intangibles, and deferred tax assets of Brazil. These factors led to a default on the TD Bank loan, which in turn created substantial doubt about our ability to continue as a going concern. Thus, we engaged with new lenders and considered other options, such as the sale of the company, the sale of assets which has occurred, and a refinance of the TD Bank loan. In May 2013, the Company accepted a commitment letter from a bank for a Senior Credit Facility subject to certain terms and conditions. On June 28, 2013 the Company consummated this transaction as described in Note 6 to the financial statements that are included herein.

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

Business Strategy

Key elements of our strategy include:

•	Increase International Sales Opportunities. In the past, we aggressively increased our penetration of the international markets for our product lines. Starting in FY07 and through FY08, we opened sales offices in Beijing, Shanghai, Chongqing, Guangzhou and Weifang, China; Santiago, Chile and Buenos Aires, Argentina and in FY11, we opened sales offices in Russia, India and Kazakhstan. Additionally, sales in our older United Kingdom operation increased 49.3% in FY13 and 27.6% in FY12. We expect our newer operations in South America, Russia and Kazakhstan to ramp up sales on a similar basis to our UK operations. We acquired Qualytextil, a Brazilian manufacturer, in FY08 and in 2013 experienced challenges related to the arbitration settlement and goodwill and other intangibles write down in FY13. While the challenges in Brazil have required much of our focus this year, we continue to believe in this strategy of aggressively penetrating international markets, driven by the fact that many countries have adopted legislation similar to the 1970 US OSHA in order to facilitate their entry into the WTO which has, as a requisite for entry, worker safety laws (like OSHA), social security, environmental and tax laws similar to that of the USA and Europe. These new worker safety laws have driven the demand for our products in these rapidly growing economies.

•	Improve Marketing in Existing Markets. We believe significant growth opportunities are available to us through the better positioning, marketing and enhanced cross-selling of our reusable woven protective clothing, glove and arm guards and high-end chemical suit product lines, along with our limited use/disposable lines as a bundled offering. This allows our customers one stop shopping using combined freight shipments.

•	Continued Emphasized Customer Service. We continue to offer a high level of customer service to distinguish our products and to create customer loyalty. We offer well-trained and experienced sales and support personnel, on-time delivery and accommodation of custom and rush orders. We also seek to advertise our Lakeland branded trade names and trademarks.

•	Introduce New Products. We continue our history of product development and innovation by introducing new proprietary products across all our product lines. Our innovations have included Micromax® disposable protective clothing line, our ChemMax® line of chemical protective clothing, our Despro® patented glove design, Microgard antimicrobial products for food service, our engineered composite glove products for high cut and abrasion protection, our Thermbar™ glove and sleeve products for heat protection, Grapolator™ sleeve lines for hand and arm cut protection and our Thermbar™ Mock Twist glove for hand and arm heat protection. We own 18 patents on fabrics and production machinery and have two foreign applications in process.

•	In keeping with our US operation’s strategic focus on the Energy sector- where we see the greatest growth potential for our products- most new products introduced in FY13 were developed in response to needs in the various key areas of the sector.

•	The big story in the US (and Canada) is the rejuvenation of domestic oil and gas production due to the recent technological breakthroughs of “Fracking” and directional drilling that make possible extraction from shale formations deep underground.

•	The resulting spike in exploration and production has already greatly increased demand for the Fire Resistant (FR) clothing that must be worn by workers, and the demand is expected to grow for at least the next decade. The Bakken Shale formation in North Dakota, for example, has seen approximately 8000 wells drilled since the new technologies were perfected, and the number is projected to reach as many as 50,000 over the next 20 years. Accordingly, the development of new and improved FR clothing items, along with higher performance fabrics, is a top priority, and will be for the foreseeable future.

•	During FY13, we introduced insulated versions of FR work clothing, including coveralls, jackets and overalls expressly designed for regions with frigid winter conditions. We also introduced lighter weight FR fabrics for the formations in Texas and other hot climates. We also expanded our line of Chemical suits with new jackets, coveralls and overalls made from a heavier weight of Pyrolon, our proprietary fabric that protects against both chemical and fire hazards, for better protection in oil fields and refineries. We anticipate that in FY14 will see the introduction of many more new items targeted to this critical industry.

•	To serve other parts of the energy sector, our Disposables division introduced a heavier weight SMS fabric for the nuclear services industry, and our Glove division a new Kevlar glove coated with latex for use in manufacturing wind turbine blades.

•	The other significant driver of energy-related demand growth is in the utility industry, both electric and gas, for our Reflective clothing division. Already a steadily growing area for Lakeland due to enhanced visibility regulations for utility workers, a new emphasis on fabrics that protect against arc flash and ignition of gases due to static charges, provides a further avenue for growth.

•	Accordingly, we introduced new reflective coveralls, overalls, vests, shirts and rainwear that are both FR and arc flash-rated. We also introduced new reflective vests and jackets that are not FR, but designed for use by road and transportation workers, such as utility, railroad and road construction crews, as well as emergency workers.

•	At the end of FY13 our Fire division introduced our all-new line of turnout gear designed to meet the new NFPA 2012/13 standards. We believe that the many design innovations of these new suits will garner notice and positive results for the division.

•	Decrease Manufacturing Expenses by Moving Production to International Facilities. We have additional opportunities to take advantage of our low cost production capabilities in China, Mexico and Brazil. Beginning in 1995, we successfully moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to facilities in Mexico and China. Beginning January 1, 2005, pursuant to the United States World Trade Organization Treaty with China and the 1995 North American Free Trade Agreement (NAFTA), the reduction in quota requirements and tariffs imposed by the US and Canada on textile goods, such as our reusable woven garments, have made it more cost effective to move production for some of these product lines to our assembly facilities in China and Mexico. Additionally,

•	We continue to press our raw material and component suppliers for price reductions and better payment terms.
•	We are sourcing more raw materials and components from our China based operations as opposed to sourcing from Europe and North America.
•	We are re-engineering many products to reduce the amount of raw materials used and reduce the direct labor required.
•	In FY13 we relocated the operations in our facility in Missouri and moved the production into our Alabama facility and to our newly expanded facility in Mexico. This move is expected to result in a significant net overhead reduction commencing in FY14.
•	Subsequent to year end FY13, the Company's plant in Qingdao China was closed and has been sold. All production was relocated from this plant to other Lakeland facilities.

Our Competitive Strengths

Our competitive strengths include:

•	Industry Reputation. We devote significant resources to creating customer loyalty by accommodating custom and rush orders and focusing on on-time delivery. Additionally, our ISO 9001 and 9002 certified facilities manufacture high-quality products. As a result of these factors, we believe that we have an excellent reputation in the industry.

•	International Manufacturing Capabilities. We have operated our own manufacturing facilities in Mexico since 1995 and in China since 1996. Our facilities in China in FY13 totaled 437,916 sq. ft. of manufacturing, warehousing and administrative space and our facility in Mexico totaled 74,000 sq. ft. of manufacturing, warehousing and administrative space. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the US and permits us to purchase certain raw materials at a lower cost than are available domestically.

•	International Sales Offices. We have sales offices around the world to service various major markets, a greatly expanded Toronto, Canada facility that went on line in January 2008 for the Canadian market, an expanded Newport, United Kingdom office for the European Community that went on line in late 2011 and opened sales offices in Beijing, Weifang, Guangzhou, Chongqing and Shanghai, China covering China, Australia and Southeast Asia; Santiago, Chile; Buenos Aires, Argentina; and Jerez, Mexico for the South American market. In FY11 we also opened sales offices in Moscow, Russia and Ust-Kamenogorsk, Kazakhstan. In FY10, we opened a sales office in Buenos Aires, Argentina. Subsequent to year end the company's plant in Qingdao China was closed and has been sold. All production was relocated from this plant to other Lakeland facilities

•	Comprehensive Inventory. We have a large product offering with numerous specifications, such as size, styles and pockets, and maintain a large inventory of each in order to satisfy customer orders in a timely manner. Many of our customers traditionally make purchases of industrial protective gear with expectations of immediate delivery. We believe our ability to provide timely service for these customers enhances our reputation in the industry and positions us strongly for repeat business, particularly in our limited use/disposable protective clothing lines.

•	Manufacturing Flexibility. By locating labor-intensive manufacturing processes, such as sewing, in Brazil, Mexico and China, and by utilizing sewing subcontractors, we have the ability to increase production without substantial additional capital expenditures. Our manufacturing systems allow us flexibility for unexpected production surges and alternative capacity in the event any of our independent contractors become unavailable.

Products

The following table summarizes our principal product lines, the raw materials used to manufacture them, their applications and end markets:

Product Line	Raw Material	Protection Against	End Market
Limited use/disposable protective clothing	• Laminates of Polyethylene, Spunlaced Polyester, SMS, Polypropylene, and Company Micromax®, Micromax NS, Micromax M3P and HBF, ChemMax® 1, ChemMax® 2, Pyrolon®, and numerous other non-woven fabrics

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

Covenants in our credit facilities may restrict our financial and operating flexibility.

Following the refinancing on June 28, 2013, we currently have a $15 million revolving credit facility, expiring June 2016. Our new credit facility requires, among others, and any future credit facilities may also require that we comply with specified financial covenants relating to fixed charge coverage, minimum consolidated earnings before interest, taxes, depreciation and amortization, and maximum capital expenditures, as more fully described in Note 6 to the financial statements herein. As part of our refinancing on June 28, 2013, we also consummated a $3.5 million subordinated debt loan, the agreement for which establishes similar financial covenants. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our current credit facilities, and it is likely that our future lenders will have security interests in our assets. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business.

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

A number of factors could affect our ability to access future debt or equity financing, including:

•	Our financial condition, strength and credit rating;
•	The financial markets’ confidence in our management team and financial reporting;
•	General economic conditions and the conditions in the homeland security sector; and
•	Capital markets conditions.

Even if available, additional financing may be more costly than our current facility and may have adverse consequences. If additional funds are raised through the incurrence of debt, we will incur increased debt servicing costs and may become subject to additional restrictive financial and other covenants. We can give no assurance as to the terms or availability of additional capital. Although management believes it currently has sufficient capital following the new financing, if we do need additional capital in the future and are unsuccessful, it could reduce our net sales and materially adversely impact our earning capability and financial position.

We incurred a significant loss in the fourth quarter and for the full fiscal year in FY13 and there can be no assurance that such losses will not continue.

For the fourth quarter of FY13 and for the full fiscal year, we incurred net losses of approximately $18.0 million and $26.3million, respectively. Such losses primarily arose from (a) the write-down in Brazil of goodwill and other intangibles (b) the arbitration settlement in Brazil and (c) the termination of our supply agreement with DuPont de Nemours. More specifically, in the fourth quarter of FY14, we recorded an impairment charge of $10.0 million. FY13 also reflected a charge of $7.9 million in respect of the adverse arbitration judgment in Brazil suffered during the year and a valuation allowance for deferred tax assets of $4.5 million. In addition, for FY13, we had an operating loss from continuing operations of $1.0 million, as compared to an operating profit from continuing operations of $1.7 million in FY12. We expect to continue to incur substantial additional operating losses from our Brazilian operations for at least the first half of FY14. There can be no assurance that we will revert back to profitability

We are required to make, in the near future, substantial cash payments in respect of the settlement agreement.

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

	Summary of Operations As restated for discontinued operations, Year Ended January 31,
	(in thousands, except share and per share data)
	2009	2010	2011	2012	2013
Income Statement Data:
Net sales from continuing operations	$101,778	$93,317	$99,518	$96,327	$95,117
Operating profit (loss) from continuing operations	7,117	3,310	4,116	1,742	(1,030)
Foreign Exchange Charge Brazil	—	—	—	(304)	(741)
Arbitration judgment in Brazil	—	—	—	—	(7,874)
Goodwill and other intangibles impairment-Brazil	—	—	—	—	(9,954)
Income (loss) from continuing operations before income taxes	6,909	2,288	2,287	839	(20,731)
Income tax provision	1,818	406	892	(254)	5,036
Net income (loss) from continuing operations	5,091	1,882	1,395	1,093	(25,767)
Loss from discontinued operations net of tax	(541)	(852)	(423)	(1,470)	(522)
Earnings (loss) per share - basic
Income (loss) from continuing operations	$0.94	$0.35	$0.26	$0.21	$(4.87)
Earnings (loss) per share - diluted
Income from continuing operations	$0.93	$0.35	$0.25	$0.20	$(4.87)
Weighted average common shares outstanding
Basic	5,435,829	5,426,784	5,440,364	5,224,552	5,290,332
Diluted	5,475,104	5,458,472	5,520,541	5,356,114	5,290,332
Balance Sheet Data:
Current assets	$78,363	$64,827	$75,725	$73,708	$63,872
Total assets	101,615	90,020	101,376	102,405	83,318
Current liabilities	7,452	15,921	10,718	9,453	27,902
Long-term liabilities	25,852	1,675	16,491	19,685	9,425
Stockholders’ equity	68,311	72,424	74,167	73,267	45,991

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

Declining sales in FY13 led to quarterly losses in Brazil, which led to the necessity of writing off all goodwill, certain intangibles, and deferred tax assets of Brazil. These factors led to a default on the TD Bank loan, which in turn created substantial doubt about our ability to continue as a going concern. Thus, we engaged with new lenders and considered other options, such as the sale of the Company, the sale of assets which has occurred, and a refinance of the TD Bank loan. In May 2013, the Company accepted a commitment letter from a bank for a Senior Credit Facility subject to certain terms and conditions and on June 28, 2013 closed this financing as more fully described in Note 6 to the financial statements herein. We will continue pursuing all options to maximize stockholder value.

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

Going Concern. Our consolidated financial statements have been prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained substantial operating losses since in FY13 and we were in default with our lender, TD Bank. During the year ended January 31, 2013, we had a net loss of $(26.3) million. These factors raised substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from our Brazilian operations for at least the first half of FY14. As a result of our new credit facility and subordinated debt financing consummated on June 28, 2013, as more fully described in Note 6 to the financial statements herein, we believe that our cash position of $6.7 million as of January 31, 2013, our cash flow from operations and, borrowing in Brazil and the United Kingdom, will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

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

Valuation of Goodwill and Other Intangible Assets. Goodwill and indefinite lived, intangible assets are tested for impairment at least annually; however, these tests may be performed more frequently when events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill and other intangibles impairment is evaluated utilizing a two-step process as required by US GAAP. Factors that the Company considers important that could identify a potential impairment include: significant underperformance relative to expected historical or projected future operating results; significant changes in the overall business strategy; and significant negative industry or economic trends. The Company measures any potential impairment on a projected discounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results.

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

Gross Profit. Gross profit from continuing operations decreased $1.5 million, or 5.1%, to $27.3 million for the year ended January 31, 2013, from $28.8 million for the year ended January 31, 2012. Gross profit as a percentage of net sales decreased to 28.7% for the year ended January 31, 2013, from 29.9% for the year ended January 31, 2012. The major factors driving the changes in gross margins were:

~~•~~	Disposables gross margin increased by 4.0 percentage points in FY13 compared with FY12. This increase was mainly due to changes in the sales mix to primarily Lakeland branded products this year, while last year had more than 50% of North American disposable sales were sales of DuPont products at a lower margin. This year’s margin was lower than it otherwise would be as a result of lower volume and an further wrote down the inventory value for Tyvek items remaining.
•	Brazil gross margin was 31.1% for this year compared with 42.8% last year, primarily due to issues with a contract with the Brazilian Navy. The Brazilian currency weakened significantly earlier in the year, thereby greatly increasing the cost of material purchased from a USA supplier. Further, due to the length of time elapsed since the bid was submitted in respect of the Navy contract, there were increases in the material cost, along with a need to change certain components at a higher cost. There were also similar issues with several utility contracts.
•	Glove margins increased 5.0 percentage points primarily from improved product mix.
•	Chemical margins were decreased by 8.5 percentage points due to different sales mix.
•	Canada gross margin decreased by 1.9 percentage point primarily due to discounting remaining Tyvek inventory.
•	UK margins decreased by 1.5 percentage points primarily from higher volume from larger sales at lower margins.
~~•~~	Argentina margins decreased by 9.2 percentage points due to lack of capital.
~~•~~	Chile margins increased by 8.1 percentage points as a result of stronger sales mix.

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

Other Expenses - Net. The increase in other expenses resulted mainly from the $10.0 million write down of goodwill and other intangibles in Brazil and the $7.9 million arbitration settlement, with two of the former owners of the Company’s subsidiary in Brazil.

Income Tax Expense. Income tax expenses from continuing operations consist of federal, state and foreign income taxes. Income tax expense increased $5.3 million to $5.0 million for the year ended January 31, 2013, from $(0.3) million for the year ended January 31, 2012. Our effective tax rate was meaningless for the fiscal years ended January 31, 2013 and 2012. Our effective tax rate varied from the federal statutory rate of 34% due primarily to the $7.9 million arbitration settlement in Brazil, which did not get a tax benefit, $10.0 million goodwill and other intangibles write-off in Brazil and the establishment of a $4.5 million valuation allowance for deferred tax assets. Our income taxes in the current year were benefited by losses in the US and a “check-the-box” US tax benefit from the losses in India at a higher rate than most of the foreign income. Further, there was a $4.5 million valuation allowance charged to tax expense this year relating to the deferred tax asset.

Net Income/(Loss). Net income/(loss) from continuing operations decreased $26.9 million to a loss of $(25.8) million for the year ended January 31, 2013, from $1.1 million for the year ended January 31, 2012. The decrease in net income was primarily a result of arbitration settlement and goodwill and other intangibles impairment charge in Brazil (see Notes 4 and 5 for full discussion).

Fourth Quarter Results

Continuing Operations. The sales in Brazil in Q4 of FY13 and FY12 had no large bid sales and were approximately the same as prior year. The increase in sales in other foreign jurisdictions is primarily due to the introduction of new products and new marketing material targeting specific markets.

Factors effecting 4QFY13 results included:

•	A goodwill and other intangibles impairment charge of $10.0 million in Brazil.
•	$0.6 million separation accrual in Brazil for a departing executive.
•	A loss of $0.2 million on foreign exchange in Brazil.
•	A valuation allowance for deferred tax in the amount of $4.5 million.
•	We continue to see price increases in our Chinese manufacturing operations with labor source availability a concern.
•	As a result of general elections in the fourth quarter, the public tenders were very weak in Brazil across all markets throughout the quarter resulting in weaker sales.
•	In Q4 we began initiatives to "right size" the Brazilian operation. This initiative is expected to be complete in Q1 FY14. About 70% of the severance and labor reductions costs were recognized in November and January of Q4.
•	Lakeland Europe and Lakeland China both experienced strong Q4 sales closing FY13 with record sales for each division.

Discontinued Operations. In Q4FY12, the Company commenced its efforts to market its property in India. Based on the difficulty in marketing this property in Q4FY13, the Company determined carrying value exceeded projected undiscounted cash flows and recorded a loss of $800,000 to reduce carrying value to future value.

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

Net cash provided by continuing operating activities of $2.2 million for the year ended January 31, 2013, was due primarily to net loss of $26.3 million, offset by noncash charges of $7.9 million for the arbitration award, less $1.8 million payments and fees, noncash $10.0 million goodwill and other intangibles impairment charge in Brazil and $3.8 million valuation allowance for deferred tax noncash charge, an increase in receivables of $1.5 million, a decrease in inventory of $4.6 million and increased payables of $1.8 million. Net cash used in continuing operating activities of $0.0 million for the year ended January 31, 2012, was due primarily to a net loss of $0.4 million, an increase in receivables of $1.3 million and decreased payables of $1.9 million.

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

Borrowings under the TD Bank revolving credit facility bore interest at the London Interbank Offering Rate (LIBOR) plus 350 basis points and were 3.7% at January 31, 2013. Our TD Bank credit facility required that we comply with specified financial covenants relating to interest coverage, debt coverage, minimum consolidated net worth and earnings before interest, taxes, depreciation and amortization. Default under our credit facilities allows the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our credit facilities. In May 2013, the Company accepted a commitment letter from a bank for a Senior Credit Facility subject to certain terms and conditions. On June 28, 2013 the Company consummated this transaction as described in Note 6 herein to the financial statements.

As a result of our new credit facility and subordinated debt financing consummated on June 28, 2013, as more fully described in Note 6 to the financial statements herein, we believe that our cash position of $6.7 million as of January 31, 2013, our cash flow from operations and borrowing in Brazil and the United Kingdom, will be sufficient to meet our currently anticipated operating, capital expenditures and debt service requirements for at least the next 12 months.

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

	Payments Due by Period
		One Year					After 5
	Total	or Less	2 Years	3 Years	4 Years	5 Years	Years

Canada facility loan	$1,398,566	$100,481	$100,481	$100,481	$100,481	$100,481	$896,161
Term loans - TD Bank	5,550,000	5,550,000	—	—	—	—	—
Borrowings in Brazil	1,578,779	1,578,779	—	—	—	—	—
Operating leases	1,261,530	499,169	175,568	109,125	76,168	66,000	335,500
Other liabilities	83,809	83,809	—	—	—	—	—
Revolving credit facility	9,558,882	9,558,882	—	—	—	—	—
Brazil Arbitration Settlement	5,710,691	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000	710,691

Total	$25,142,257	$18,371,120	$1,276,049	$1,209,606	$1,176,649	$1,166,481	$1,942,352

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Consolidated Financial Statements:
Page No.
Report of Independent Registered Public Accounting Firm	42
Consolidated Statements of Operations for the Years Ended January 31, 2013 and 2012	43
Consolidated Statements of Comprehensive Loss for the Years Ended January 31, 2013 and 2012	44
Consolidated Balance Sheets for January 31, 2013 and 2012	45
Consolidated Statements of Stockholders' Equity for the Years Ended January 31, 2013 and 2012	46
Consolidated Statements of Cash Flows for the Years Ended January 31, 2013 and 2012	47
Notes to Consolidated Financial Statements	48-81

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

/s/ Warren Averett, LLC

Birmingham, Alabama

May 21, 2013

(except for Notes 1 and 6, as to which the date is July 15, 2013)

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended January 31, 2013 and 2012

	Years Ended
	January 31,
	2013	2012
Net sales from continuing operations	$95,117,539	$96,326,989
Cost of goods sold from continuing operations	67,790,106	67,541,191
Gross profit from continuing operations	27,327,433	28,785,798
Operating expenses from continuing operations
Selling and shipping	13,148,365	11,979,682
General and administrative	15,209,236	15,063,923
Total operating expense from continuing operations	28,357,601	27,043,605
Operating profit (loss) from continuing operations	(1,030,168)	1,742,193
Foreign Exchange loss Brazil	(741,052)	(304,626)
Arbitration judgment in Brazil	(7,873,847)	—
Goodwill and other intangibles impairment in Brazil	(9,953,725)	—
Other income (loss)	(81,791)	80,374
Additional VAT tax charge in Brazil	(137,169)	—
Interest expense	(913,446)	(679,086)
Income (loss) from continuing operations before income taxes	(20,731,198)	838,855
Provision (benefit) for income taxes on continuing operations	5,035,764	(254,319)
Income (loss) from continuing operations	(25,766,962)	1,093,174
Discontinued operations:
Loss from operations of discontinued India glove manufacturing facility (including loss on disposal of $800,000 in assets in 2013 and $1,734,000 in 2012)	(800,000)	(2,314,959)
Benefit from income taxes	(278,293)	(844,960)
Loss on discontinued operations	(521,707)	(1,469,999)
Net loss	$(26,288,669)	$(376,825)
Basic earnings per share:
Income (loss) from continuing operations	$(4.87)	$0.21
Discontinued operations	(0.10)	(0.28)
Basic loss per share	(4.97)	(0.07)
Diluted earnings per share:
Income (loss) from continuing operations	$(4.87)	$0.20
Discontinued operations	(0.10)	(0.27)
Diluted loss per share	(4.97)	(0.07)
Weighted average common shares outstanding:
Basic	5,290,332	5,224,552
Diluted	5,290,332	5,356,114

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended January 31, 2013 and 2012

	Years Ended
	January 31
	2013	2012
Net loss	$(26,288,669)	$(376,825)
Other comprehensive loss:
Cash flow hedge in China	(84,800)	68,095
Foreign currency translation adjustments:
Lakeland Brazil, S.A.	(2,921,629)	(646,325)
Canada	224	2,104
United Kingdom	(7,726)	(108,246)
China	33,445	60,589
Russia/Kazakhstan	(20,561)	(53,518)
Brazil goodwill and other intangibles write-off reclassification	1,812,421	—
Other comprehensive loss	(1,188,626)	(677,301)
Comprehensive loss	$(27,477,295)	$(1,054,126)

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

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended January 31, 2013 and 2012

	Common Stock		Treasury Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	(deficit)	Income (loss)	Total

Balance, January 31, 2011	5,568,744	$55,687	(314,441)	$(3,012,920)	$50,279,613	$26,193,049	$651,812	$74,167,241

Net loss	—	—	—	—	—	(376,825)	—	(376,825)
Other comprehensive loss	—	—	—	—	—	—	(677,301)	(677,301)
Stock based compensation:
Grant of director stock options	—	—	—	—	22,280	—	—	22,280
Restricted stock issued at par	13,175	132	—	—	(132)	—	—	—
Restricted Stock Plan:
2006 Plan	—	—	—	—	4,465	—	—	4,465
2009 Plan	—	—	—	—	516,797	—	—	516,797
Return of shares in lieu of payroll tax withholding	—	—	—	—	(50,429)	—	—	(50,429)
Stock repurchase program	—	—	(42,000)	(339,371)	—	—	—	(339,371)
Balance, January 31, 2012	5,581,919	$55,819	(356,441)	$(3,352,291)	$50,772,594	$25,816,224	$(25,489)	$73,266,857

Net loss	—	—	—	—	—	(26,288,669)	—	(26,288,669)
Other comprehensive loss	—	—	—	—	—	—	(1,188,626)	(1,188,626)
Stock based compensation:
Grant of director stock options	—	—	—	—	24,630	—	—	24,630
Restricted stock issued at par	106,681	1,067	—	—	(1,067)	—	—	—
Restricted Stock Plan:
2009 Plan	—	—	—	—	144,617	—	—	144,617
2012 Plan	—	—	—	—	163,514	—	—	163,514
Return of shares in lieu of payroll tax withholding	—	—	—	—	(131,223)	—	—	(131,223)
Stock repurchase program	—	—	—	—	—	—	—	—
Balance, January 31, 2013	5,688,600	$56,886	(356,441)	$(3,352,291)	$50,973,065	$(472,445)	$(1,214,115)	$45,991,100

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended January 31, 2013 and 2012

	2013	2012
Cash flows from operating activities
Net loss	$(26,288,669)	$(376,825)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Arbitration award in Brazil	7,873,847	—
Less payments against arbitration settlement	(1,898,403)	—
Provision for inventory obsolescence	551,498	106,015
Goodwill and other intangibles impairment charge	9,953,725	—
Provision for doubtful accounts	72,000	59,900
Additional write-off/India assets held for sale	800,000	—
Deferred income taxes	3,805,844	(1,101,360)
Depreciation and amortization	1,550,865	1,939,469
Stock based and restricted stock compensation	332,761	543,542
(Increase) decrease in operating assets:
Accounts receivable	(1,536,668)	1,319,147
Inventories	4,598,594	(967,017)
Prepaid income taxes and other current assets	226,689	59,045
Other assets	(231,356)	(223,808)
Decrease in assets of discontinued operations	—	1,671,031
Increase (decrease) in operating liabilities:
Accounts payable	1,826,916	(1,874,031)
Accrued compensation and benefits	(329,060)	(106,780)
Accrued expenses and other liabilities	918,529	(1,083,627)
Liabilities of discontinued operation	(39,739)	30,840
Net cash provided by (used in) operating activities	2,187,373	(4,459)
Cash flows from investing activities:
Purchases of property and equipment	(1,384,539)	(4,871,932)
Net cash used in investing activities	(1,384,539)	(4,871,932)
Cash flows from financing activities
Net borrowings (repayments) under credit agreement	(1,898,925)	(27,891)
Proceeds from term loans	3,000,000	3,800,000
Repayments of term loans	(985,000)	(265,000)
Canada loan repayments	(200,200)	(93,664)
Proceeds of borrowings in Brazil	3,862,710	1,777,762
Repayments of Brazil debt	(3,680,906)	(184,268)
VAT taxes payable	—	3,142
Purchases of stock under stock repurchase program	—	(339,371)
Other liabilities	3,410	(3,902)
Shares returned in lieu of taxes under restricted stock program	(131,223)	(50,429)
Net cash provided by (used in) financing activities	(30,134)	4,616,379
Effect of exchange rate changes on cash	22,723	17,981
Cash reclassified from assets held-for-sale	230,501	—
Net increase (decrease) in cash and cash equivalents	1,025,924	(242,031)

Cash and cash equivalents at beginning of year	5,711,038	5,953,069
Cash and cash equivalents at end of year as restated	$6,736,962	$5,711,038

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

The changes in the carrying value of goodwill during the fiscal years 2013 and 2012 are summarized in the following table:

	USA	Brazil	Total
Balance as of January 31, 2011	$871,296	$5,426,455	$6,297,751
During fiscal year 2012:
Effect of foreign currency translation	—	(164,797)	(164,797)
Balance as of January 31, 2012	871,296	5,261,658	6,132,954
During fiscal year 2013:
Effect of foreign currency translation	—	(526,073)	(526,073)
Rounding	1	—	1
Goodwill and other intangibles impairment charge	—	(4,735,585)	(4,735,585)
Balance as of January 31, 2013	$871,297	$—	$871,297

For Brazilian tax purposes, the Company is deducting over a five-year period which commenced with the merger of its holding company into the operating company in Brazil, which took place in November 2008.

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

On June 28, 2013, Lakeland Industries, Inc. (the “Company”) and its wholly-owned subsidiary, Lakeland Protective Wear Inc. (collectively with the Company, the “Borrowers”), entered into a Loan and Security Agreement (the “Senior Loan Agreement”) with AloStar Business Credit, a division of AloStar Bank of Commerce, a state banking institution formed under Alabama law (the “Senior Lender”). The Senior Loan Agreement provides the Borrowers with a three year $15 million revolving line of credit, at a variable interest rate based on LIBOR, with a first priority lien on substantially all of the United States and Canada assets of the Company, except for the Canadian warehouse.

On June 28, 2013, the Borrowers also entered into a Loan and Security Agreement (the “Subordinated Loan Agreement”) with LKL Investments, LLC, an affiliate of Arenal Capital, a private equity fund (the “Junior Lender”). The Subordinated Loan Agreement provides for a $3.5 million term loan to be made to the Borrowers and a second priority lien on substantially all of the assets of the Company in the United States and Canada, except for the Canadian warehouse and except for a first lien on the Company’s Mexican facility. Pursuant to the Subordinated Loan Agreement, among other things, Borrowers issued to the Junior Lender a five year term loan promissory note (the “Note”). At the election of the Junior Lender, interest under the Note may be paid in cash, by payment in kind (PIK) in additional notes or payable in shares of common stock, par value $.01 per share (“Common Stock”), of the Company (the “Interest Shares”). If shares of Common Stock are used to make interest payments on the Note, the number of Interest Shares will be based upon 100% of an average of the then current market value of the Common Stock, subject to the limitations set forth in the Subordinated Loan Agreement. The Junior Lender also, in connection with this transaction, received a common stock purchase warrant (the “Warrant”) to purchase up to 566,015 shares of Common Stock (subject to adjustment), representing beneficial ownership of approximately 9.58% of the outstanding Common Stock of the Company, as of the closing of the transactions contemplated by the Subordinated Loan Agreement. The Company’s receipt of gross proceeds of $3.5 million in subordinated debt financing was a condition precedent set by Senior Lender, of which this transaction satisfies.

The proceeds from such financings have been used to fully repay the Company’s former financing facility with TD Bank, N.A. in the amount of approximately US$13.7 million. Also repaid upon closing of the financings was the warehouse loan in Canada with a balance of Cdn$1,362,000 Canadian dollars (approximately US $1,320,000), payable to Business Development Bank of Canada. The Company believes that the conditions that were reported in its Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended January 31, 2013 resulting in doubts about the Company’s ability to continue as a going concern have now been resolved as a result of the closing of the financing and the repayment of such debt as described herein.

The following is a summary of the material terms of the financings:

$15 million Senior Credit Facility

•	Borrowers are both Lakeland Industries, Inc. and its Canadian operating subsidiary Lakeland Protective Wear Inc. (the “Borrowers”).
•	Borrowing pursuant to a revolving credit facility subject to a borrowing base calculated as the sum of:
o	85% of eligible accounts receivable as defined
o	The lesser of 60% of eligible inventory as defined or 85% of net orderly liquidation value of inventory
o	In transit inventory in bound to the US up to a cap of $1,000,000, subject to a satisfactory appraisal of Alabama real estate
o	Receivables and inventory held by the Canadian operating subsidiary to be included, up to a cap of $2 million of availability
o	Amount available at closing was approximately $12.3 million
•	Collateral will be
o	A perfected first security lien on all of the Borrowers United States and Canadian assets, other than its Mexican plant
o	Pledge of 65% of Lakeland US stock in all foreign subsidiaries other than Canada subsidiary with 100% pledge of stock of its Canadian subsidiaries
•	Collection
o	All customers of Borrowers must remit to a lockbox controlled by Senior Lender or into a blocked account with all collection proceeds applied against the outstanding loan balance
•	Maturity
o	An initial term of three years from the Closing Date
o	Prepayment penalties of 3%, if prepaid prior to the first anniversary of Closing Date; 2% if prior to the second anniversary and 1% if prior to the third anniversary of the Closing Date
•	Interest Rate
o	Rate equal to LIBOR rate plus 525 basis points
o	Floor of 6.25%
o	Initial rate of 6.25%
•	Fees: Borrowers shall pay to the Lender the following fees:
o	Origination fee of $225,000
o	0.50% per annum on unused portion of commitment
o	A monthly, non-refundable collateral monitoring fee in the amount of $3,000 per month
o	All legal and other out of pocket costs
•	Financial Covenants
o	Borrowers covenant that, from the closing date until the commitment termination date and full payment of the obligations to Senior Lender, Lakeland Industries, Inc. (the parent company), together with its subsidiaries on a consolidated basis, excluding its Brazilian subsidiary, shall comply with the following additional covenants:
•	Fixed Charge Coverage Ratio. At the end of each fiscal quarter of Borrowers, commencing with the fiscal quarter ending July 31, 2013, Borrowers shall maintain a Fixed Charge Coverage Ratio of not less than 1.1 to 1.00 for the four quarter period then ending.
•	Minimum Quarterly Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Borrowers shall achieve, on a rolling basis as defined herein and excluding the operations of the Borrower’s Brazilian subsidiary, EBITDA of not less than the following as of the end of each quarter as follows:
o	July 31, 2013 for the two quarters then ended, $2.1 million;
o	October 31, 2013 for the three quarters then ended, $3.15 million,
o	January 31, 2014 for the four quarters then ended, and thereafter, $4.1 million
•	Capital Expenditures. Borrowers shall not during any Fiscal Year make Capital Expenditures in an amount exceeding $1 million in the aggregate.
•	Conditions to Closing:

o	Borrower must have obtained a $3.5 million subordinated debt (which was satisfied by the closing under the Subordinated Loan Agreement)
o	Borrower must have had minimum of $2.0 million excess availability at closing
•	Other Covenants
o	Standard financial reporting requirements as defined
o	Limitation on amounts that can be advanced to or on behalf of Brazil limited to $200,000 for fiscal year ended January 2014 and nothing thereafter
o	Limitation on total net investment in foreign subsidiaries of a maximum of $1.0 million per annum

$3.5 million Subordinated Debt Financing

•	Subordinated Loan Agreement
o	Maturity date: June 28, 2018
o	Interest at 12.0% per annum through and including December 27, 2016, increased to 16% per annum on December 28, 2016 and 20% per annum on December 28, 2017. Until the first anniversary of the Closing, all interest shall either be paid in kind (PIK) or paid in shares of common stock of Lakeland, valued at 100% of the then market value
o	Warrant to purchase 566,015 shares of Common Stock (subject to adjustment), exercisable at $0.01 per share
o	Warrant is subject to customary anti-dilution adjustment provisions, including for issuances of Common Stock or Common Stock equivalents at a price less than $5.00 per share, computed on a weighted average basis, subject to a hard cap limitation of 1,068,506 shares on total number of shares to be issued from a combination of warrants, interest shares and anti-dilution adjustments. The Company is allowed to issue up to 500,000 shares without triggering this provision, to allow for restricted shares and other new compensatory issuances.
o	Warrant exercise period is five years from the closing date
o	Registration Rights: the Company commits to filing with the Securities and Exchange Commission a registration statement covering the shares issuable in connection with the subordinated loan transaction within 90 days of the closing date and to have it effective no later than 180 days from the closing date
o	Investor Rights: Junior lender will have the right to designate one board member or a board observer, subject to certain conditions
o	Subject to Senior Lender Subordination Agreement, the subordinated loan, may be repaid in increments of $500,000 with Senior Lender approval, on or after June 28, 2014
o	Early Termination Fees; Applicable Termination Percentage:
•	(a) Upon early repayment of the Term Loan, Borrowers shall be obligated to pay, in addition to all of the other Obligations then outstanding, an amount equal to the product obtained by multiplying $3,500,000 by the applicable percentage set forth below:
•	5.00% if the effective date of termination occurs on or before June 28, 2014
•	3.00% if the effective date of termination occurs after June 28, 2014 but on or before June 28 2015; or
•	1.00% if the effective date of termination occurs after June 28, 2015 but on or before June 28, 2016
•	Upon acceleration of the loan following a Change of Control, Borrowers shall be obligated to pay, an additional fee equal to $35,000
o	Financial covenants setback 10% from those in the Senior Loan Agreement
o	Second priority lien on substantially all of the assets of the Company in the United States and Canada, except a first lien on Mexican facility

Management intends to obtain a valuation of the Warrant and will include this in the Company’s next Quarterly Report on Form 10-Q.

Borrowings in Brazil in FY13

•	Short-term borrowing of $R1,109,040 (USD$500,256) at January 31, 2013, due in equal monthly installments $R100,822 (USD$50,708) through October 2013 at an interest rate of 1.35% monthly. The accrued interest as of January 31, 2013, is $R15,475 (USD$7,708).
•	Long-term borrowing of $2,000,000 (USD$1,005,884) due in equal monthly installments $R166,667 (USD$83,827) through February 2014 at an interest rate of 1.09% monthly. The accrued interest as of January 31, 2013, is $R14,573 (USD$7,258).

Borrowings in Brazil subsequent to year end

•	On April 19, 2013 the Company borrowed R$560,000 (approximately USD$280 thousand) for working capital.

Borrowings in UK – subsequent event

•	On February 20 the Company and its UK subsidiary completed an agreement to obtain accounts receivable financing with HSBC Bank in the UK in the amount £1,000,000 (approximately USD $1,500,000 at current exchange rates), more fully described in the Company’s Form 8-K which was filed on February 20, 2013.

Five-year Debt Payout Schedule

This table reflects the TD Bank loans as amended. This reflects the liabilities as of January 31, 2013 and does not reflect any subsequent event

	Total	1 Year or less	2 Years	3 Years	4 Years	5 Years	After 5 Years

Canada facility loan	$1,398,566	$100,481	$100,481	$100,481	$100,481	$100,481	$896,161
Term loans - TD Bank	5,550,000	5,550,000	—	—	—	—	—
Borrowings in Brazil	1,578,779	1,578,779	—	—	—	—	—
Revolving credit facility	9,558,882	9,558,882	—	—	—	—	—
Total	$18,086,227	$16,789,142	$100,481	$100,481	$100,481	$100,481	$896,161

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

Canadian Borrowings

In June 2006, a subsidiary of the Company entered into an agreement to construct a distribution facility in Brantford, Ontario at a fixed cost of approximately $2,400,000. In order to finance the acquisition, the Company has arranged a term loan in the amount of $2,000,000 (Canadian) bearing interest at the Business Development Bank of Canada’s floating base rate minus 1.25% (equal to 3.75% at January 31, 2013) and is repayable in 240 monthly principal installments of $8,350 (Canadian) plus interest. The subsidiary has drawn down the full amount of this loan and has included $33,899 (Canadian) as capitalized interest reflected in the asset cost. Such building was completed, and the Company took occupancy in December 2007. The term loan is collateralized by the land and buildings in Brantford, Ontario, as well as certain personal property of our Canadian subsidiaries. In addition, $700,000 (Canadian) of the term loan is guaranteed by the Company. This loan was repaid on June 28, 2013 as part of the overall financing completed by the Company.

Sale of Real Estate in China

In April 2013, the Company executed a contract for the sale of real estate located in Qingdao, China. The sale was structured as a sale of a subsidiary’s stock after transferring out all non-real estate assets to other Lakeland entities. The proceeds of the sale to the Company were approximately $1.1 million, which was received in June 2013. All production from this facility has been transferred to other Lakeland manufacturing facilities. There are no product lines which were dropped as a result of this plant closing. Accordingly, the operations of this plant are not being treated as a discontinued operation.

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

8. INCOME TAXES

The provision for income taxes is based on the following pretax income (loss):

	FY 13			FY 12
Domestic and Foreign Pretax Income (Loss)	Total	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations
Domestic	$(11,394,955)	$(11,394,955)	$—	$(1,810,731)	$(1,810,731)	$—
Foreign	(10,136,243)	$(9,336,243)	$(800,000)	$334,627	$2,649,586	$(2,314,959)

Total	$(21,531,198)	$(20,731,198)	$(800,000)	$(1,476,104)	$838,855	$(2,314,959)

Income Tax Expense (Benefit)	Total	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations

Current:
Federal	$—	$—	$—	$(304,615)	$(304,615)	$—
State and other taxes	(130,213)	$(130,213)	—	—	—	—
Foreign	688,836	$688,836	—	$198,221	$198,221	—

Deferred:				$(992,885)	$(147,925)	$(844,960)
Domestic	$(1,269,245)	$(990,952)	$(278,293)
Valuation Allowance-Deferred Tax Asset	4,544,431	4,544,431	—
Foreign	923,663	923,663	—
Total	$4,757,451	$5,035,764	$(278,293)	$(1,099,279)	$(254,319)	$(844,960)

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

	2013	2012
Statutory rate	34.0%	34.0%
State income taxes, net of Federal tax benefit	2.5%	2.5%
Goodwill and other intangibles impairment charge	(46.23)%	—
Arbitration settlement charge	(12.43)%	—
Permanent differences	(12.90)%	(2.8)%
Foreign tax rate differential*	32.38%	37.8%
Various tax credits	—	3.0%
Valuation Allowance-deferred tax asset	(21.11)%	—
Other	1.66%	—
Effective rate	(22.13)%	74.5%

* The foreign rate differential is very high due to losses in India, Chile and Argentina treated as pass through entities for US tax purposes, the VAT tax charge in Brazil and the elimination of intercompany profit in inventory, all of which serve to reduce the consolidated pretax income.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

The tax effects of temporary differences which give rise to deferred tax assets at January 31, 2013 and 2012, are summarized as follows:

	2013	2012
Deferred tax assets:
Inventories	$812,054	$959,971
US tax loss carry-forwards, including work opportunity credit	1,520,142	569,376
Accounts receivable and accrued rebates	94,877	81,922
Accrued compensation and other	184,214	176,322
India inventory reserves - US deduction	963,524	514,712
Equity based compensation	218,942	447,220
Foreign tax credit carry-forward	407,092	156,741
State and local carry-forwards	96,810	126,161
Depreciation and other	246,776	246,247
Brazil carryforward resulting from goodwill write-offs	—	709,000

Deferred tax asset	4,544,431	3,987,672
Less Valuation Allowance	(4,544,431)	—
Net deferred tax asset	$0	$3,987,672

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013 and 2012

	Year Ended January 31
Goodwill:	2013 (in millions)	2012 (in millions)
USA	$0.87	$0.87
Other foreign	—	—
Mexico	—	—
China	—	—
India	—	—
Brazil	—	5.26
Consolidated goodwill	$0.87	$6.13

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

(2) A description of the Nonemployee Directors’ Option Plan is contained in Note 7 to the financial statements

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	(1) Financial Statements-Covered by Report of Independent Registered Public Accounting Firm

(A)	Consolidated Statements of Operations for the years ended January 31, 2013 and 2012

(B)	Consolidated Statements of Comprehensive Income for the years ended January 31, 2013 and 2012

(C)	Consolidated Balance Sheets at January 31, 2013 and 2012

(D)	Consolidated Statements of Stockholder’s Equity for the years ended January 31, 2013 and 2012

(E)	Consolidated Statements of Cash Flows for the years ended January 31, 2013 and 2012

(F)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule – Covered by Report of Independent Registered Public Accounting Firm. All schedules are omitted because they are not applicable, not required or the required information is included in a consolidated financial statement or notes hereto.

(3)	Exhibits – See (b) below

b.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended (incorporated by reference to Exhibit 3.2 of Lakeland Industries, Inc.’s Form 10-Q filed December 7, 2011).

3.2	Bylaws of Lakeland Industries Inc., as amended (incorporated by reference as Exhibit 3.1 of Lakeland Industries, Inc.’s Form 10-Q filed December 7, 2011).

4.1	2006 Incentive Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc. Registration Statement on Form S-8 filed July 26, 2007).

4.2	2009 Incentive Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc. Registration Statement on Form S-8 filed September 8, 2011).

4.3	2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc. Registration Statement on Form S-8 filed September 13, 2012).

10.1	Employment Agreement, dated April 16, 2010, between Lakeland Industries, Inc. and Christopher J. Ryan (incorporated by reference to Exhibit 10.5 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2010 filed April 16, 2010).

10.2	Employment Agreement, dated January 24, 2012, between Lakeland Industries, Inc. and Gary Pokrassa (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed January 24, 2012).

10.3	Lease Agreement, dated 2006, between Michael Robert Kendall, June Jarvis and Barnett Waddingham Trustees Limited, as lessor, and Lakeland Industries, Inc., as lessee (incorporated by reference to Exhibit 10.22 of Lakeland Industries, Inc.’s Form 10-K for the fiscal year ended January 31, 2007).

10.4	Lease Agreement, dated October 14, 2010, between South Heidelberg Partners, LP, as lessor, and Lakeland Industries, Inc., as lessee for Lakeland High Visibility Clothing in Pennsylvania (incorporated by reference to Exhibit 10.14 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2011).

Exhibit No.	Description

10.5	Lease Agreement, dated December 28, 2010, between Land Services, LLC, as lessor, and Lakeland Industries, Inc., as lessee (incorporated by reference to Exhibit 10.15 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2011).

10.6	Settlement Statement, dated June 30, 2010, between Harvey Pride, Jr. and Lakeland Industries, Inc. for the property location 201 Pride Lane, Decatur, Alabama (incorporated by reference to Exhibit 10.16 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2011).

10.7	Bank loan between TD Bank and Lakeland Industries, Inc. (incorporated by reference to Exhibit 99.2 of Lakeland Industries, Inc. Form 8-K filed January 15, 2010).

10.8	Amendment No. 1 to TD Bank loan (incorporated by reference to Exhibit 10.17 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2012) .

10.9	Amendment No. 2 to TD Bank loan (incorporated by reference to Exhibit 99.1 of Lakeland Industries, Inc. Form 8-K filed December 1, 2010).

10.10	Amendment No. 3 to TD Bank loan (incorporated by reference to Exhibit 99.2 of Lakeland Industries, Inc. Form 8-K filed June 29, 2011).

10.11	Amendment No. 4 to TD Bank loan (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed April 13, 2012).

10.12	Loan agreement between Lakeland Industries, Inc. and Bank Itau (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc. Form 8-K filed April 13, 2012).

10.13	Loan agreement between Lakeland Industries, Inc. and Bank Itau (incorporated by reference to Exhibit 10.3 of Lakeland Industries, Inc. Form 8-K filed April 13, 2012).

10.14	Agreement, dated April 25, 2012, between Lakeland Industries, Inc. and Bank Itau (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed April 25, 2012).

10.15	Summary of Exhibit 10.14 in English (incorporated by reference to Exhibit 10.2 to Lakeland Industries, Inc. Form 8-K filed April 25, 2012).

10.16	Lakeland Industries, Inc. Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed June 29, 2012).

10.17	Settlement Agreement between Lakeland and Elder Marcos Vieira da Conceição and Márcia Cristina Vieira daConceição Antunes (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 10-Q filed July 31, 2012).

10.18	Amendment No. 5 and Waiver, dated October 17, 2012, to Loan and Security Agreement between Lakeland Industries, Inc. and TD Bank, N.A. (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed October 17, 2012).

10.19	Second Amended and Restated Revolving Credit Note, dated October 17, 2012, between Lakeland Industries, Inc. and TD Bank, N.A. (incorporated by reference to Exhibit 10.2 to Lakeland Industries, Inc. Form 8-K filed October 17, 2012).

10.20	Agreement, dated January 11, 2013, between Lakeland Industries, Inc. and Bank Itau (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed January 15, 2013).

10.21	Summary of Exhibit 10.29 in English (incorporated by reference to Exhibit 10.2 to Lakeland Industries, Inc. Form 8-K filed January 15, 2013).

10.22	Amendment for the Purchase of Debts, dated January 29, 2013 (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed February 20, 2013).

Exhibit No.	Description

10.23	Fixed Charge on Non-vesting Debts and Floating Charge, dated January 29, 2013 (incorporated by reference to Exhibit 10.2 to Lakeland Industries, Inc. Form 8-K filed February 20, 2013).

10.24	Standard Terms & Conditions (incorporated by reference to Exhibit 10.3 to Lakeland Industries, Inc. Form 8-K filed February 20, 2013).

10.25	Termination Agreement, dated March 14, 2013, among Lakeland Brasil S.A., Lakeland Industries, Inc. and Miguel Bastos (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed March 15, 2013).

14.1	Amendment to the Lakeland Industries, Inc. Code of Ethics, dated February 6, 2012 (incorporated by reference to Exhibit 14.1 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2012).

2.1	Subsidiaries of Lakeland Industries, Inc. (wholly owned) and jurisdictions of incorporation:

Lakeland Protective Wear, Inc.	Ontario
Lakeland Protective Real Estate	Ontario
Laidlaw, Adams & Peck, Inc. and Subsidiary	Delaware
(Weifang Meiyang Protective Products Co., Ltd.)
Weifang Lakeland Safety Products Co., Ltd.	An Qiu City, Shandong
QingDao Lakeland Protective Products Co., Ltd.	Jiaozhou, Shandong
Lakeland Brazil, S.A.	Salvador, Brazil
Lakeland Glove and Safety Apparel Private Ltd.	New Delhi
Lakeland Industries Europe Ltd.	Cardiff, UK
Weifang Meiyang Protective Products Co., Ltd	An Qiu City, Shandong
Lakeland (Beijing) Safety Products, Co., Ltd.	Beijing, China
Lakeland Industries, Inc. Agencia en Chile	Santiago, Chile
Lakeland Argentina, SRL	Buenos Aires, Argentina
Art Prom, LLC	Ust-Kamenogorsk, Kazakhstan
RussIndProtection, Ltd.	Moscow, Russia
Lakeland (Hong Kong) Trading Co., Ltd.	Hong Kong

23.1*	Consent of Warren Averett, LLC, Independent Registered Public Accounting Firm

31.1*	Certification of Christopher J. Ryan, Chief Executive Officer, President and Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Gary Pokrassa, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Christopher J. Ryan, Chief Executive Officer, President and Secretary, pursuant to Section 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Gary Pokrassa, Chief Financial Officer, pursuant to Section 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculations Document

101.DEF**	XBRL Taxonomy Extension Definitions Document

101.LAB**	XBRL Taxonomy Extension Labels Document

101.PRE**	XBRL Taxonomy Extension Presentations Document

*	Filed herewith

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 15, 2013

LAKELAND INDUSTRIES, INC.

By:	/ s / Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer and President

