Form 10-Q
period 2013-07-31
LAKELAND INDUSTRIES INC
filed 2013-09-12
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 31, 2013

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

(631) 981-9700

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐
Nonaccelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 10, 2013
Common Stock, $0.01 par value per share	5,352,511 shares

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

The forward-looking statements in this Form 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	Covenants in our credit facilities may restrict our financial and operating flexibility.
•	We may need additional funds and, if we are unable to obtain these funds, we may not be able to expand or operate our business as planned.
—	We incurred significant losses in FY13, and there can be no assurance that such losses will not continue.
•	We are required to make substantial quarterly cash payments over six years in respect of the settlement agreement, as described in Note 13 herein.
•	We are subject to risk as a result of our international manufacturing operations.
•	Our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates.
•	Our results of operations may vary widely from quarter to quarter.
•	Rapid technological change could negatively affect sales of our products and our performance.
•	Because we do not have long-term commitments from many of our customers, we must estimate customer demand, and errors in our estimates could negatively impact our inventory levels and net sales.
•	Our operations are substantially dependent upon key personnel.
•	We rely on a limited number of suppliers and manufacturers for specific fabrics, and we may not be able to obtain substitute suppliers and manufacturers on terms that are as favorable, or at all, if our supplies are interrupted.
•	We deal in countries where corruption is an obstacle. Particularly in Brazil, in the industry in which we operate, corruption is an obstacle.
•	We face competition from other companies, a number of which have substantially greater resources than we do.
•	Some of our sales are to foreign buyers, which exposes us to additional risks.
•	A significant reduction in government funding for preparations for terrorist incidents could adversely affect our net sales.
•	We may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims.
•	Environmental laws and regulations may subject us to significant liabilities.
•	The market price of our common stock may fluctuate widely.
•	Our directors and executive officers have the ability to exert significant influence on our Company and on matters subject to a vote of our stockholders.

•	Provisions in our restated certificate of incorporation and by-laws and Delaware law could make a merger, tender offer or proxy contest difficult.
•	If we fail to maintain proper and effective internal controls or are unable to remediate a material weakness in our internal controls, our ability to produce accurate and timely financial statements could be impaired, and investors’ views of us could be harmed.
•	Acquisitions could be unsuccessful.
•	Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and results of operations.
•	The other factors referenced in this Form 10-Q, including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2013 Form 10-K.

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

Three and Six months ended July 31, 2013 and 2012

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
Net sales	$24,639,006	$23,499,324	$46,375,996	$47,480,035
Cost of goods sold	17,176,817	16,368,100	32,834,191	33,037,451
Gross profit	7,462,189	7,131,224	13,541,805	14,442,584
Operating expenses	6,165,451	6,979,251	12,481,698	14,265,673
Operating profit	1,296,738	151,973	1,060,107	176,911
Foreign Exchange loss Brazil	(360,269)	(375,741)	(387,411)	(691,528)
Arbitration judgment in Brazil	—	2,126,153	—	(7,873,847)
Other expense and income (loss), net	91,528	(26,385)	(36,592)	32,989
Interest expense	(467,293)	(259,453)	(741,187)	(495,846)
Income (loss) before income taxes	560,704	1,616,547	(105,083)	(8,851,321)
Benefit for income taxes	3,610,695	27,283	3,432,002	373,684
Net Income (loss)	$4,171,399	$1,643,830	$3,326,919	$(8,477,637)
Net Income (loss) per common share
Basic	$0.75	$0.31	$0.61	$(1.62)
Diluted	$0.74	$0.30	$0.60	$(1.62)
Weighted average common shares outstanding:
Basic	5,559,573	5,271,997	5,445,348	5,235,957
Diluted	5,668,236	5,441,167	5,519,073	5,235,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three and Six months ended July 31, 2013 and 2012

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
Net income (loss)	$4,171,399	$1,643,830	$3,326,919	$(8,477,637)
Other comprehensive income (loss):
Cash flow hedge in China	(84,364)	(127,094)	(33,792)	(230,866)
Foreign currency translation adjustments:
Lakeland Brazil, S.A.	$(895,528)	$(1,613,795)	$(801,660)	$(3,429,066)
Canada	(21,929)	(8,938)	(29,989)	(3,405)
United Kingdom	(144,303)	(150,809)	(182,643)	(128,954)
China	24,154	(31,688)	45,460	(22,082)
Russia/Kazakhstan	(39,590)	(51,179)	(63,384)	(60,048)
Other comprehensive loss	(1,161,560)	(1,983,503)	(1,066,008)	(3,874,421)

Comprehensive income (loss)	$3,009,839	$(339,673)	$2,260,911	$(12,352,058)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

July 31, 2013 and January 31, 2013

	July 31, 2013	January 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,834,326	$6,736,962
Accounts receivable, net of allowance for doubtful accounts of $303,700 and $342,100 at July 31, 2013 and January 31, 2013, respectively	13,643,821	13,782,908
Inventories	40,418,360	39,270,675
Deferred income tax	3,861,392	—
Assets of discontinued operations in India	205,468	813,182
Prepaid income tax	1,483,775	1,564,834
Other current assets	1,973,091	1,703,322
Total current assets	67,420,233	63,871,883
Property and equipment, net	12,460,482	14,089,987
Prepaid VAT and other taxes, noncurrent	2,401,496	2,461,386
Security deposits	1,189,013	1,546,250
Other assets, net (mainly prepaid bank fees)	1,663,015	477,200
Goodwill	871,297	871,297
Total assets	$86,005,536	$83,318,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,262,735	$6,704,001
Accrued compensation and benefits	990,755	975,758
Other accrued expenses	2,420,987	2,409,453
Liabilities of discontinued operations in India	—	25,041
Current maturity of long-term debt	—	100,481
Current maturity of arbitration settlement	1,000,000	1,000,000
Short-term borrowing	2,340,141	1,578,779
Term loans to TD Bank	—	5,550,000
Borrowings under revolving credit facility	10,403,179	9,558,882
Total current liabilities	26,417,797	27,902,395
Accrued arbitration award in Brazil (net of current maturities)	4,258,691	4,710,691
Canadian warehouse loan, net of current maturities	—	1,298,085
Subordinated debt, net of OID	1,301,850	—
Other liabilities - accrued legal fees in Brazil	75,742	86,911
VAT taxes payable long term	3,331,250	3,328,820
Total liabilities	35,385,330	37,326,902
Stockholders’ equity:
Preferred stock, $.01 par; authorized 1,500,000 shares - (none issued)	—	—
Common stock, $.01 par; authorized 10,000,000 shares, issued 5,707,422 and 5,688,600; outstanding 5,350,981 and 5,332,159 at July 31, 2013 and January 31, 2013, respectively	57,074	56,886
Treasury stock, at cost; 356,441 shares at July 31, 2013 and January 31, 2013	(3,352,291)	(3,352,291)
Additional paid-in capital	53,341,071	50,973,065
Retained earnings (deficit)	2,854,475	(472,444)
Accumulated other comprehensive loss	(2,280,123)	(1,214,115)
Total stockholders’ equity	50,620,206	45,991,101
Total liabilities and stockholders’ equity	$86,005,536	$83,318,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

Six months ended July 31, 2013

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount

Balance, January 31, 2013	5,688,600	$56,886	(356,441)	$(3,352,291)	$50,973,065	$(472,444)	$(1,214,115)	$45,991,101
Net income	—	—	—	—	—	3,326,919	—	3,326,919
Other comprehensive (loss)	—	—	—	—	—	—	(1,066,008)	(1,066,008)
Stock-based compensation:
Restricted stock issued at par	18,822	188	—	—	(188)	—	—	—

Restricted stock plan	—	—	—	—	158,788	—	—	158,788
Warrant issued to subordinated debt lender-valuation treated as Original Issue Discount (OID) (566,015 shares)	—	—	—	—	2,235,406	—	—	2,235,406

Legal Fees associated with Warrant	—	—	—	—	(5,000)	—	—	(5,000)
Return of shares in lieu of payroll tax withholding	—	—	—	—	(21,000)	—	—	(21,000)

Balance July 31, 2013	5,707,422	$57,074	(356,441)	$(3,352,291)	$53,341,071	$2,854,475	$(2,280,123)	$50,620,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Six months ended July 31, 2013 and 2012

	For the Six Months Ended July 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$3,326,919	$(8,477,637)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Provision for inventory obsolescence	321,438	222,000
Provision for doubtful accounts	(38,347)	1,000
Deferred income taxes	(3,919,734)	(927,766)
Deferred taxes long term	2,430	—
Depreciation and amortization	777,214	746,556
Interest expense resulting from amortization of warrant OID	37,256	—
Stock based and restricted stock compensation	158,788	176,878
(Increase) decrease in operating assets
Accounts receivable	15,436	(2,419,650)
Inventories	(2,581,688)	665,891
Prepaid income taxes and other current assets	(409,972)	(505,120)
Other assets-mainly prepaid fees from financing transaction	(849,576)	(1,899)
Cash received from sale of discontinued operations	428,827	—
Assets of discontinued operations	178,887	76,065
Increase (decrease) in operating liabilities
Accounts payable	3,104,391	4,613,763
Accrued expenses and other liabilities	282,574	900,099
Arbitration award in Brazil, net of imputed interest	(452,000)	7,017,479
Liabilities of discontinued operations	(25,041)	(32,300)
Net cash provided by (used in) operating activities	357,802	2,055,359
Cash flows from investing activities:
Proceeds from sales of Qingdao net of cost of shutdown	1,003,589	—
Purchases of property and equipment	(573,878)	(1,074,199)
Net cash provided by (used in) investing activities	429,711	(1,074,199)
Cash flows from financing activities:
Net borrowings under credit agreement (revolver)	10,403,179	146,075
TD Bank repayments	(15,108,882)	—
Canada loan repayments	(1,398,566)	(150,100)
Subordinated debt financing including warrant valuation	3,500,000	—
Legal fees associated with the warrant OID	(5,000)	—
Borrowings in Brazil	244,584	—
Repayments in Brazil	(472,883)	—
UK borrowings	1,229,657	—
Other liabilities	(11,167)	(15,067)
Shares returned in lieu of taxes under restricted stock program	(21,000)	(129,844)
VAT taxes payable	—	9,873
Net cash used in financing activities	(1,640,080)	(139,063)
Effect of exchange rate changes on cash	(50,069)	(90,772)
Net increase (decrease) in cash and cash equivalents	(902,636)	751,325
Cash and cash equivalents at beginning of year	6,736,962	5,711,038
Cash and cash equivalents at end of year	$5,834,326	$6,642,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

Certain reclassifications of prior period data have been made to conform to current period classification.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business

Lakeland Industries, Inc. and Subsidiaries (the “Company”), a Delaware corporation organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is the United States. No customer accounted for more than 10% of net sales during the six-month periods ended July 31, 2013 and 2012.

2.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the condensed consolidated financial information required therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K and Form 10-K/A filed with the Securities and Exchange Commission for the fiscal year ended January 31, 2013.

Our consolidated financial statements have been prepared using the accrual method of accounting in accordance with GAAP.

Certain reclassifications of prior period data have been made to conform to current period classification.

The results of operations for the three and six-month periods ended July 31, 2013, are not necessarily indicative of the results to be expected for the full year.

In this Form 10-Q, “FY” means fiscal year; thus, for example, FY14 refers to the fiscal year ending January 31, 2014.

3.	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4.	Inventories

Inventories consist of the following:

	July 31, 2013	January 31, 2013

Raw materials	$17,516,428	$16,361,872
Work-in-process	2,252,192	1,812,788
Finished goods	20,649,740	21,096,015
	$40,418,360	$39,270,675

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or market.

5.	Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings (loss) per share at July 31, 2013 and 2012.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
Numerator
Net profit (loss) from continuing operations	$4,171,399	$1,643,830	$3,326,919	$(8,477,637)
Denominator
Denominator for basic earnings (loss) per share
Weighted-average shares outstanding before common share equivalents	5,352,034	5,271,997	5,341,578	5,235,957
Weighted average common equivalent shares resulting from the warrant issued June 28, 2013 to the subordinated debt lender LKL Investments LLC	207,539	0	103,769	0
Total weighted average, including common equivalent shares	5,559,573	5,271,997	5,445,348	5,235,957

Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	108,663	169,170	73,725	—
Denominator for diluted earnings (loss) per share (adjusted weighted average shares)	5,668,236	5,441,167	5,519,073	5,235,957
Basic earnings ( loss) per share from continuing operations	$0.75	$0.31	$0.61	$(1.62)
Diluted earnings (loss) per share from continuing operations	$0.74	$0.30	$0.60	$(1.62)

6.	Long-Term Debt

On June 28, 2013, the Company and its wholly-owned subsidiary, Lakeland Protective Wear Inc. (collectively with the Company, the “Borrowers”), entered into a Loan and Security Agreement (the “Senior Loan Agreement”) with AloStar Business Credit, a division of AloStar Bank of Commerce, a state banking institution formed under Alabama law (the “Senior Lender”). The Senior Loan Agreement provides the Borrowers with a three year $15 million revolving line of credit, at a variable interest rate based on LIBOR, with a first priority lien on substantially all of the United States and Canada assets of the Company, except for the Canadian warehouse.

On June 28, 2013, the Borrowers also entered into a Loan and Security Agreement (the “Subordinated Loan Agreement”) with LKL Investments, LLC, an affiliate of Arenal Capital, a private equity fund (the “Junior Lender”). The Subordinated Loan Agreement provides for a $3.5 million term loan to be made to the Borrowers and a second priority lien on substantially all of the assets of the Company in the United States and Canada, except for the Canadian warehouse and except for a first lien on the Company’s Mexican facility. Pursuant to the Subordinated Loan Agreement, among other things, Borrowers issued to the Junior Lender a five year term loan promissory note (the “Note”). At the election of the Junior Lender, interest under the Note may be paid in cash, by payment in kind (PIK) in additional notes or payable in shares of common stock, par value $.01 per share (“Common Stock”), of the Company (the “Interest Shares”). If shares of Common Stock are used to make interest payments on the Note, the number of Interest Shares will be based upon 100% of an average of the then current market value of the Common Stock, subject to the limitations set forth in the Subordinated Loan Agreement. The Junior Lender also, in connection with this transaction, received a common stock purchase warrant (the “Warrant”) to purchase up to 566,015 shares of Common Stock (subject to adjustment), representing beneficial ownership of approximately 9.58% of the outstanding Common Stock of the Company, as of the closing of the transactions contemplated by the Subordinated Loan Agreement. The Company’s receipt of gross proceeds of $3.5 million in subordinated debt financing was a condition precedent set by Senior Lender, of which this transaction satisfied.

The proceeds from such financings have been used to fully repay the Company’s former financing facility with TD Bank, N.A. in the amount of approximately US $13.7 million. Also repaid upon closing of the financings was the warehouse loan in Canada with a balance of CDN $1,362,000 Canadian dollars (approximately US $1,320,000), payable to Business Development Bank of Canada.

The following is a summary of the material terms of the financings:

$15 million Senior Credit Facility

•	Borrowers are both Lakeland Industries, Inc. and its Canadian operating subsidiary Lakeland Protective Wear Inc.
•	Borrowing pursuant to a revolving credit facility subject to a borrowing base calculated as the sum of:
o	85% of eligible accounts receivable as defined
o	The lesser of 60% of eligible inventory as defined or 85% of net orderly liquidation value of inventory
o	In transit inventory in bound to the US up to a cap of $1,000,000, subject to a satisfactory appraisal of Alabama real estate, which was received and resolved in August 2013.
o	Receivables and inventory held by the Canadian operating subsidiary to be included, up to a cap of $2 million of availability
o	Amount available at closing was approximately $12.3 million
•	Collateral
o	A perfected first security lien on all of the Borrowers United States and Canadian assets, other than its Mexican plant and the Canadian warehouse
o	Pledge of 65% of Lakeland US stock in all foreign subsidiaries other than 100% pledge of stock of its Canadian subsidiaries
•	Collection
o	All customers of Borrowers must remit to a lockbox controlled by Senior Lender or into a blocked account with all collection proceeds applied against the outstanding loan balance
•	Maturity
o	An initial term of three years from June 28, 2013 (the “Closing Date”)
o	Prepayment penalties of 3%, if prepaid prior to the first anniversary of Closing Date; 2% if prior to the second anniversary and 1% if prior to the third anniversary of the Closing Date
•	Interest Rate
o	Rate equal to LIBOR rate plus 525 basis points
o	Initial rate and rate at July 31, 2013 of 6.25%
o	Floor rate of 6.25%
•	Fees: Borrowers shall pay to the Lender the following fees:
o	Origination fee of $225,000, paid on the Closing Date and being amortized over the term of loan and is included in other assets in the accompanying balance sheet
o	0.50% per annum on unused portion of commitment
o	A non-refundable collateral monitoring fee in the amount of $3,000 per month
o	All legal and other out of pocket costs
•	Financial Covenants
o	Borrowers covenanted that, from the closing date until the commitment termination date and full payment of the obligations to Senior Lender, Lakeland Industries, Inc. (the parent company), together with its subsidiaries on a consolidated basis, excluding its Brazilian subsidiary, shall comply with the following additional covenants:
•	Fixed Charge Coverage Ratio. At the end of each fiscal quarter of Borrowers, commencing with the fiscal quarter ending July 31, 2013, Borrowers shall maintain a Fixed Charge Coverage Ratio of not less than 1.1 to 1.00 for the four quarter period then ending.
•	Minimum Quarterly Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Borrowers shall achieve, on a rolling basis excluding the operations of the Borrower’s Brazilian subsidiary, EBITDA of not less than the following as of the end of each quarter as follows:
o	July 31, 2013 for the two quarters then ended, $2.1 million;
o	October 31, 2013 for the three quarters then ended, $3.15 million,
o	January 31, 2014 for the four quarters then ended, and thereafter, $4.1 million
•	Capital Expenditures. Borrowers shall not during any fiscal year make capital expenditures in an amount exceeding $1 million in the aggregate

•	The Company is in compliance with all loan covenants of the Senior Debt at July 31, 2013.
•	Other Covenants
o	Standard financial reporting requirements as defined
o	Limitation on amounts that can be advanced to or on behalf of Brazilian operations, limited to $200,000 for fiscal year ended January 2014 and nothing thereafter
o	Limitation on total net investment in foreign subsidiaries of a maximum of $1.0 million per annum

$3.5 million Subordinated Debt Financing

•	Subordinated Loan Agreement
o	Maturity date: June 28, 2018
o	Interest at 12.0% per annum through and including December 27, 2016, increased to 16% per annum on December 28, 2016 and 20% per annum on December 28, 2017. Until the first anniversary of the Closing, all interest shall either be paid in kind (PIK) or paid in shares of common stock of Lakeland, valued at 100% of the then market value, at the election of the Junior Lender
o	All loan costs associated with the Subordinated Debt are included with the deferred debt costs from the Senior Loan and are being amortized over the life of the Senior Loan
o	Warrant to purchase 566,015 shares of Common Stock (subject to adjustment), exercisable at $0.01 per share
o	Warrant is subject to customary anti-dilution adjustment provisions, including for issuances of Common Stock or Common Stock equivalents at a price less than $5.00 per share, computed on a weighted average basis, subject to a hard cap limitation of 1,068,506 shares on total number of shares to be issued from a combination of warrants, interest shares and price-protection anti-dilution adjustments. The Company is allowed to issue up to 500,000 shares without triggering this provision, to allow for restricted shares and other new compensatory issuances.
o	Warrant exercise period is five years from the Closing Date
o	Registration Rights: the Company commits to filing with the Securities and Exchange Commission a registration statement covering the shares issuable in connection with the subordinated loan transaction within 90 days of the Closing Date and to have it effective no later than 180 days from the Closing Date, which requirement has been complied with
o	Investor Rights: Junior lender will have the right to designate one board member or a board observer, subject to certain conditions. As of September 12, 2013, the Junior lender has not exercised this right
o	Subject to Senior Lender Subordination Agreement, the subordinated loan, may be repaid in increments of $500,000 with Senior Lender approval, on or after June 28, 2014
o	Early Termination Fees; Applicable Termination Percentage:
•	(a) Upon early repayment of the Term Loan, Borrowers shall be obligated to pay, in addition to all of the other Obligations then outstanding, an amount equal to the product obtained by multiplying $3,500,000 by the applicable percentage set forth below:
•	5.00% if the effective date of termination occurs on or before June 28, 2014
•	3.00% if the effective date of termination occurs after June 28, 2014 but on or before June 28 2015; or
•	1.00% if the effective date of termination occurs after June 28, 2015 but on or before June 28, 2016
•	Upon acceleration of the loan following a Change of Control, Borrowers shall be obligated to pay an additional fee equal to $35,000
o	Financial covenants setback 10% from those in the Senior Loan Agreement
o	Second priority lien on substantially all of the assets of the Company in the United States and Canada, except a first lien on Mexican facility
o	The Company is in compliance with all covenants of the Subordinated Debt at July 31, 2013.

Management has valued the Warrant at $2,235,406. This has been treated as Original Issue Discount (OID) and is being amortized as additional interest over the five-year term of the related subordinated debt. The effective rate of return to the Junior Lender is computed by deducting the warrant valuation OID from the $3.5 million principal leaving a valuation for the debt at closing of $1,264,594. Including the 12% coupon and the amortization of the OID gives an effective per annum rate on just the debt of approximately 47%, assuming the warrant is broken out separately. However, Management views this to be one blended loan or transaction along with the Senior Debt of up to $15 million at 6.25%, since the subordinated debt was an absolutely required condition of closing made by the Senior Lender.

Amounts outstanding as of July 31, 2013 under the Senior Lender Facility were $10.4 million and under the Junior Lender Facility, $3.5 million net of amortized original issue discount of $2.2 million for a net value of $1.3 million on the balance sheet.

Borrowings in Brazil and Subsequent Event

On April 19, 2013 the Company borrowed R$560,000 (approximately US$240,000) for working capital at an annual interest rate of 18.16%. On September 5, 2013, the Company borrowed R$354,000 (approximately US$150,000) for working capital at an interest rate of 1,80% per month. The total bank loans in Brazil outstanding at July 31, 2013 were the equivalent of US$1.1 million and are included in short term borrowings on the balance sheet.

Borrowings in UK

On February 20, 2013 the Company and its UK subsidiary completed an agreement to obtain accounts receivable financing with HSBC Bank in the UK in the amount £1,000,000 (approximately US$1,500,000 at current exchange rates), more fully described in the Company’s Form 8-K which was filed on February 20, 2013. The balance outstanding under this facility at July 31, 2013 was the equivalent of US$1.2 million and is included in short term borrowings on the balance sheet. The interest rate repayment rate is 3.46% and the term is for a minimum period of one year renewable.

Subsequent Event: China Loan

On August 12, 2013, the Company’s China subsidiary borrowed approximately US$0.8 million, as more fully described in the Company’s Form 8-K which was filed on August 16, 2013.

7.	Major Supplier

We purchased no more than 10% of our raw materials from any one supplier during the six-month period ended July 31, 2013.

8.	Employee Stock Compensation

The Company has three main share-based payment plans: The Nonemployee Directors Option Plan (the “Directors Plan”) and two Restricted Stock Plans (the “2009 Equity Plan” and the “2012 Equity Plan”). Both the 2009 and 2012 Equity Plans have an identical structure. The below table summarizes the main provisions of each of these plans:

Nature and terms

Nonemployee Director Stock Option Plan	The plan provides for an automatic one-time grant of options to purchase 5,000 shares of common stock to each nonemployee director newly elected or appointed. Options are granted at not less than fair market value, become exercisable commencing six months from the date of grant and expire six years from the date of grant. In addition, all nonemployee directors re-elected to the Company’s Board of Directors at any annual meeting of the stockholders will automatically be granted additional options to purchase 1,000 shares of common stock on that date. Such plan expired at December 31, 2012, as to any new awards. Existing options will expire based on individual award dates.

Restricted Stock Plan – employees	Long-term incentive compensation three-year plan. Employees are granted potential share awards at the beginning of the three-year cycle at baseline and maximum amounts. The level of award and final vesting is based on the Board of Director’s opinion as to the performance of the Company and management in the entire three-year cycle. All vesting is three-year “cliff” vesting - there is no early vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period.

Restricted Stock Plan – directors	Long-term incentive compensation three-year plan. Directors are granted potential share awards at the beginning of the three-year cycle at baseline and maximum amounts. The level of award and final vesting is based on the Board of Director’s opinion as to the performance of the Company and management in the entire three-year cycle. All vesting is three-year “cliff” vesting - there is no early vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period.

Matching award program	All participating employees are eligible to receive one share of restricted stock awarded for each two shares of Lakeland stock purchased on the open market. Such restricted shares are subject to three-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period.

Compensation in stock in lieu of cash program - employees	All participating employees are eligible to elect to receive any cash bonus in shares of restricted stock. Such restricted shares are subject to two-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the two-year period. Since the employee is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the grant date stock price. The Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer of the Company have all elected to take 30% of their cash compensation in restricted stock pursuant to this program, commencing in October 2012.

Director fee in stock program	All directors are eligible to elect to receive any director fees in shares of restricted stock. Such restricted shares are subject to two-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the two-year period. Since the director is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the grant date stock price.

The following table represents our stock options granted, exercised and forfeited during the six months ended July 31, 2013.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2013	24,000	$7.47	3.95 years	$1,300
Granted during the six months ended July 31, 2013	—	—	—	—
Outstanding at July 31, 2013	24,000	$7.47	3.45 years	—
Exercisable at July 31, 2013	24,000	$7.47	3.45 years	—
Reserved for future issuance:

Directors’ Plan (expired on December 31, 2012)	—

There were no exercises or forfeitures during the six months ended July 31, 2013.

Restricted Stock Plan and Performance Equity Plan

On June 17, 2009, the stockholders of the Company approved the 2009 Equity Plan. A total of 253,000 shares of restricted stock were authorized under this plan. On June 20, 2012, the stockholders of the Company authorized 310,000 shares under the 2012 Equity Plan. Under these restricted stock plans, eligible employees and directors are awarded performance-based restricted shares of the Company common stock. The amount recorded as expense for the performance-based grants of restricted stock are based upon an estimate made at the end of each reporting period as to the most probable outcome of this plan at the end of the three-year performance period (e.g., baseline, maximum or zero). In addition to the grants with vesting based solely on performance, certain awards pursuant to the plan have a time-based vesting requirement, under which awards vest from two to three years after grant issuance, subject to continuous employment and certain other conditions. Restricted stock has voting rights, and the underlying shares are not considered to be issued and outstanding until vested.

Under the 2009 Equity Incentive Plan, the Company has issued 172,008 fully vested shares as of July 31, 2013. The Company has granted up to a maximum of 14,141 restricted stock awards remaining unvested as of July 31, 2013. All of these restricted stock awards are nonvested at July 31, 2013, and have a weighted average grant date fair value of $7.90. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

Under the 2012 Equity Plan, the Company has granted 281,154 restricted stock awards as of July 31, 2013, assuming all maximum awards are achieved. All of these restricted stock awards are nonvested at July 31, 2013 (219,654 shares at “baseline”), and have a weighted average grant date fair value of $6.03. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of July 31, 2013, unrecognized stock-based compensation expense related to restricted stock awards totaled $6,805 pursuant to the 2009 Equity Incentive Plan and $1,431,841 pursuant to the 2012 Equity Incentive Plan, before income taxes, based on the maximum performance award level, less what has been charged to expense on a cumulative basis through July 31, 2013, which was set to zero. Such unrecognized stock-based compensation expense related to restricted stock awards totaled $6,805 for the 2009 Equity Incentive Plan and $1,035,781 for the 2012 Equity Incentive Plan at the baseline performance level. The cost of these nonvested awards is expected to be recognized over a weighted-average period of three years. The Board has estimated its current performance level to be at zero, and expenses have been recorded accordingly. The performance-based awards are not considered stock equivalents for earnings per share (“EPS”) calculation purposes.

Stock-Based Compensation

The Company recognized total stock-based compensation costs of $158,788 and $176,878 for the three and six-months ended July 31, 2013 and 2012, respectively, of which $10,790 and $100,129 result from the 2009 Equity Plan and $147,998 and $52,119 result from the 2012 Equity Plan for the years ended July 31, 2013 and 2012, respectively, and $0 and $24,630, respectively, from the Director Option Plan. These amounts are reflected in selling, general and administrative expenses. The total income tax benefit recognized for stock-based compensation arrangements was $57,164 and $64,560 for the years ended July 31, 2013 and 2012, respectively.

Shares under 2012 Equity Plan	Outstanding unvested grants at maximum(a) at beginning of FY14	Granted during FY14 through July 31, 2013	Vested during FY14 through July 31, 2013	Forfeited during FY14 through July 31, 2013	Outstanding unvested grants at maximum(a) at July 31, 2013
Restricted stock grants – employees	164,500	—	—	—	164,500
Restricted stock grants – directors	49,500	—	—	—	49,500
Matching award program	—	—	—	—	—
Compensation in stock in lieu of cash - employees	21,517	33,672	—	—	55,189
Retainer in stock - directors	6,601	5,364	—	—	11,965
Total restricted stock plan	242,118	39,036	—	—	281,154

Weighted average grant date fair value	$6.34	$4.14	—	—	$6.03

Shares under 2009 Equity Plan	Outstanding unvested grants at maximum(a) at beginning of FY14	Granted during FY14 through July 31, 2013	Vested during FY14 through July 31, 2013	Forfeited during FY14 through July 31, 2013	Outstanding unvested grants at maximum(a) at July 31, 2013
Restricted stock grants -employees	—	—	—	—	—
Restricted stock grants - directors	—	—	—	—	—
Matching award program	3,500	—	500	—	3,000
Compensation in stock in lieu of cash - employees	26,090	—	18,801	—	7,289
Retainer in stock - directors	6,688	—	2,836	—	3,852
Total restricted stock plan	36,278	—	22,137	—	14,141

Weighted average grant date fair value	$8.27	—	$8.51	—	$7.90

(a)	The Board has estimated the current performance level at zero and expenses have been recorded accordingly.

9.	Manufacturing Segment Data

Domestic and international sales are as follows in millions of dollars:

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2013		2012		2013		2012
Domestic	$12.32	50.0%	$9.09	38.7%	$24.19	52.1%	$18.86	39.7%
International	12.32	50.0%	14.41	61.3%	22.19	47.9%	28.62	60.3%
Total	$24.64	100.0%	$23.50	100.0%	$46.38	100.0%	$47.48	100.0%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Alabama (primarily the distribution to customers of the bulk of our products and manufacturing of our chemical suit and fire protective products), Mexico (primarily disposable, glove, chemical suit and woven production) and Pennsylvania (primarily production of high visibility products). We also maintain two manufacturing companies in China (primarily disposable, chemical and woven suit production) and a wovens manufacturing facility in Brazil. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in Canada, Europe, Latin America, India, Russia, Kazakhstan and China, which sell and distribute products shipped from the United States, Mexico, Brazil or China. The table below represents information about reported manufacturing segments for the years noted therein:

	Three Months Ended July 31 (in millions of dollars)		Six Months Ended July 31 (in millions of dollars)
	2013	2012	2013	2012
Net Sales:
USA	$13.47	$9.99	$26.29	$20.58
Other foreign	6.32	5.43	12.18	10.43
Mexico	0.83	0.56	1.46	1.07
China	12.43	10.10	21.36	18.27
Brazil	1.70	4.69	3.48	9.89
Less intersegment sales	(10.11)	(7.27)	(18.39)	(12.76)
Consolidated sales	$24.64	$23.50	$46.38	$47.48
External Sales:
USA	$12.32	$9.09	$24.19	$18.86
Other foreign	5.58	5.26	10.88	10.21
Mexico	0.33	0.17	0.51	0.27
China	4.78	4.29	7.39	8.25
Brazil	1.63	4.69	3.41	9.89
Consolidated external sales	$24.64	$23.50	$46.38	$47.48
Intersegment Sales:
USA	$1.15	$0.90	$2.10	$1.72
Other foreign	0.74	0.17	1.30	0.22
Mexico	0.50	0.39	0.95	0.80
China	7.65	5.81	13.97	10.02
Brazil	0.07	—	0.07	—
Consolidated intersegment sales	$10.11	$7.27	$18.39	$12.76
Operating Profit (Loss):
USA	$0.48	$(0.79)	$0.77	$(2.25)
Other foreign	0.31	0.22	0.50	0.51
Mexico	0.03	(0.01)	(0.08)	(0.07)
China	1.21	0.31	1.60	1.14
Brazil	(0.88)	(0.24)	(1.81)	0.13
Less intersegment profit	0.15	0.66	0.08	0.72
Consolidated operating profit	$1.30	$0.15	$1.06	$0.18

	Three Months Ended July 31 (in millions of dollars)		Six Months Ended July 31 (in millions of dollars)
	2013	2012	2013	2012
Depreciation and Amortization Expense:
USA	$0.16	$0.15	$0.35	$0.29
Other foreign	0.04	0.05	0.08	0.09
Mexico	0.01	0.01	0.03	0.02
China	0.05	0.08	0.13	0.17
Brazil	0.08	0.08	0.19	0.18
Consolidated depreciation and amortization expense	$0.34	$0.37	$0.78	$0.75
Interest Expense:
USA	$0.28	$0.15	$0.41	$0.25
Other foreign	0.06	0.04	0.08	0.08
Mexico	0.02	0.01	0.04	0.02
China	—	—	—	—
Brazil	0.28	0.28	0.53	0.52
Less intersegment	(0.17)	(0.22)	(0.32)	(0.37)
Consolidated interest expense	$0.47	$0.26	$0.74	$0.50
Income Tax Expense (Benefits):
USA	$(3.92)	$(0.24)	$(3.86)	$(0.75)
Other foreign	0.08	0.06	0.15	0.12
Mexico	0.01	—	0.01	0.01
China	0.33	0.21	0.48	0.37
Brazil	—	(0.19)	—	(0.28)
Less intersegment	(0.11)	0.13	(0.21)	0.16
Consolidated income tax benefit	$(3.61)	$(0.03)	$(3.43)	$(0.37)
Total Assets (at Balance Sheet Date):
USA	—	—	$29.48	$32.40
Other foreign	—	—	15.74	13.24
Mexico	—	—	3.46	3.48
China	—	—	26.10	24.96
India assets of discontinued operations	—	—	0.74	1.92
Brazil	—	—	10.00	25.38
Consolidated assets	—	—	$85.52	$101.38
Long-Lived Assets (at Balance Sheet Date)
USA	—	—	$3.35	$3.78
Other foreign	—	—	2.29	2.42
Mexico	—	—	2.16	2.22
China	—	—	2.48	2.74
India	—	—	—	—
Brazil	—	—	2.18	2.63
Consolidated long-lived assets	—	—	$12.46	$13.79

10.	Income Taxs

Income Tax Audits

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

Our three major foreign tax jurisdictions are China, Canada and Brazil. China tax authorities performed a fraud audit, but the scope was limited to the fraud activities found in late FY09 as discussed more fully in Note 14 to the Company’s Form 10-K for the year ended January 31, 2010. This audit covered tax years from 2003 through 2008. We reached a settlement with the Chinese Government in January 2009. China tax authorities have performed limited reviews on all China subsidiaries as of tax years 2008, 2009, 2010, 2011 and 2012 with no significant issues noted. We believe our tax positions are reasonably stated as of January 31, 2013. On May 9, 2013, one of our China operations was notified by local tax authority that they would conduct an audit on transfer pricing. After preliminary communication with the tax authority, we believe the additional tax liability will be no more than US$16,000 or RMB100,000. At the same time, the China tax authority also had questions about why the retained earnings amount was not being repatriated to corporate and why the payments in trade payables from corporate to the sister companies were delayed, especially from US parent to our Chinese subsidiary. Additionally, the China tax authority questioned if there is any tax avoidance motive in the investment by Weifang Lakeland Safety Products Co., Ltd. of US$500,000 to our Argentina subsidiary. We do not believe there will be any material tax consequences from the latter two inquiries.

Lakeland Protective Wear, Inc., our Canadian subsidiary, follows Canada tax regulatory framework recording its tax expense and tax deferred assets or liabilities. As of this statement filing date, we believe the Company’s tax situation is reasonably stated, and we do not anticipate future tax liability.

The Company’s Brazilian subsidiary is currently under a tax audit, which raised some issues regarding the tax impact related to the merger held in 2008 and the resulting goodwill resulting from the structure which was set up at the Company’s Brazilian counsel’s suggestion. The Company has not received any formal communication from the authorities. There is no formal claim received, and there may not be such a claim in any case. However, this structure is relatively common in acquisitions of Brazilian operations made by non-Brazilian companies. In general, acquisitions with this structure have survived challenge by the taxing authorities in Brazil. The cumulative amount of tax benefits recognized on the Company’s books through July 31, 2013, resulting from the tax deduction of the goodwill amortization is approximately US$0, net of the deferred tax valuation reserve. This results from the goodwill on the Brazilian books which, for Brazilian tax purposes, is eligible for tax write-off over a five-year period dating from November 2008.

Change in Accounting Estimate/Valuation Allowance

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. The valuation allowance was $4.5 million at January 31, 2013 and zero at July 31, 2013. Management has determined that as a result of improved operations in the US and the dividends received from asset sales along with other taxable effects of the recent financing, that it is now more likely than not that the deferred tax asset will be realized in the future and therefore the valuation allowance of $4,544,431 has been reversed. The amount favorably affected our (benefit) for income taxes, resulting in a very favorable effect on net income for the three and six months ended July 31, 2013.

Unusual Tax Charges

As a result of the sale of its Qingdao plant, the Company received taxable dividends in the US which result in an accrual of a US deferred tax liability of $422,321. Because of our tax loss carryforwards there is no immediate current tax liability for these taxes. Further, as a result of the financing completed in June 2013, the Company incurred US taxable income from its Canadian operations which resulted in a US deferred tax liability of $100,000. Again, because of our tax loss carryforwards, no current tax liability is necessary.

11.	Derivative Instruments and Foreign Currency Exposure

The Company is exposed to foreign currency risk. Management previously had a derivative instrument program to partially offset this risk by purchasing forward contracts to sell the Canadian Dollar, the Chilean Peso, the Euro, the Great Britain Pound and Brazil Real other than the cash flow hedge discussed below. However, as a result of the financing situation with its former lender, TD Bank, the Company’s corporate hedging program has been temporarily suspended. Subsequent to the quarter end, the Company has established a foreign exchange facility with Wells Fargo Bank, N.A. The Company has continued its currency hedging in China and Brazil. Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. We designated the forward contracts as derivatives but not as hedging instruments, with loss and gain recognized in current earnings. In the three ended July 31, 2013, the Company sustained a loss on foreign exchange in Brazil of $360,269 or $(0.06) per share included in net income. In the six months ended July 31, 2013, the Company recorded a loss on foreign exchange in Brazil of $387,411 or $(0.07) per share included in net income.

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

Fair Value of Derivative Instruments

Derivatives not designated as hedging instruments

Foreign Exchange Forward Contracts

	Three Months Ended		Six Months Ended
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
Notional Value in USD	$1,000,000	$22,822,770	$5,587,136	$25,325,540
Gain and loss reported in current operating income (expense)	$92,818	$1,647	$122,697	$(55,614)

There is no outstanding balance from foreign exchange forward contracts as of July 31, 2013 or July 31, 2012.

Derivatives designated as hedging instruments

Asset Derivative from Foreign Currency Cash Flow Hedge

	As of July 31, 2013	As of January 31, 2013

Notional value in USD	$300,000	$6,944,040
Gain reported in equity as other comprehensive income	4,722	38,513

Effect of Derivative on Income Statement from Foreign Currency Cash Flow Hedge

	Six Months Ended July 31, 2013	Six Months Ended July 31, 2012
Gain reclassed from other comprehensive income into current earnings during three months ended July 31, 2013, reported in operating income	$160,032	$32,485

The cash flow hedge is designed to hedge the payments made in USD and Euro to our China subsidiaries.  Other assets have been recorded as $92,011 and $19,544 in the balance sheet for Q2 FY14 vs. FY13, respectively.

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

An audit for the 2007-2009 period has been completed by the State of Bahia. In October 2010, the Company received a claim for 2007-2009 from the State of Bahia for taxes of R$6.2 (US$2.8) million and fines and penalties currently amounting to R$6.4 (US$2.8) million, for a total of R$12.6 (US$5.6) million, which had been expected per above. Of these claims, our attorney informs us that R$0.9 (US$0.4) million will likely be successfully defended based on state auditor misunderstanding. The Company intends to defend and wait for the amnesty period following the next such period. Our expectation is this would occur approximately in late FY16 through FY17.

Lakeland intends to apply for amnesty and make any necessary payments upon the forthcoming, anticipated amnesty periods imposed by the local Brazilian authorities. Of this R$6.2 (US$2.8) million exposure, R$3.4 (US$1.9) million is eligible for future credit. This future credit amount represents the USD value at the exchange rate prevailing in 2010 when recorded.

The Company’s Brazilian counsel advises the Company that in its opinion the next amnesty will come before the end of the judicial process. There has been a long history in Bahia of the state declaring such amnesty periods every two to three years going back 25 years. The litigation process begins as two separate administrative proceedings and, after a period of time, must be switched to a formal court judicial proceeding. If the next amnesty does not arrive prior to the commencement of the formal court proceedings, the Company will have to remit a “judicial deposit” covering the exposure from 2007-2009 in taxes of approximately R$6.2 (US$2.8) million plus assessed fines and interest bringing the judicial deposit needed to approximately R$12.5 (US$5.6) million. The time period when such conversion to formal Judicial proceeding is currently estimated as from October 2013 through February 2014. The Company has changed its strategy regarding the VAT tax as a result of the current cash flow needs in Brazil. At such time when the switch to the formal judicial proceeding occurs, the Company intends to negotiate a guarantee with the court whereby the Company would either pledge its inventory as collateral for the judicial deposit or alternately would agree to deposit into an escrow account with the court system a monthly judicial deposit of a negotiated percentage of its future sales. The Company believes it is probable it would be able to negotiate such an arrangement. The Company would then be able to avail itself of a later amnesty as per above. Any amounts paid into the escrow would be available at such time to be applied to the amnesty payment. The Company believes it is more likely than not that it will have the cash from operations or the borrowing capacity at such time to fund such amnesty payment but no assurances can be given.

Until such an arrangement is completed, the claim would result in an immediate loss of the Company’s Certificate CND (Certificate of Non-existance of tax debt) which would then result in the Company’s disqualification from participating in public tender bids. Further, any receivables outstanding at such time from billings resulting from public tenders would not be paid by the customer so long as the Certificate CND is not in effect. Such arrangement would result in a judicial tax claim filed against the Company for 20% greater than the total claim, or approximately $R15.0 million or US$6.7 million. The Company estimates it would take approximately 4 to 5 months for this arrangement process to be complete. At the conclusion of such process the Certificate CND would be reinstated and the Company could again participate in public tender bids and collect any such outstanding receivables. The loss of such certificate in the Company’s opinion should not cause any material loss of sales to industrial customers.

Once this arrangement is completed, the formal judicial process could take from 5 to 10 years. The Company believes there is a strong likelihood that another amnesty would be offered by the state prior to such completion.

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

	BRL (millions)			USD (millions)
Foreign exchange rate				1.82	1.82	1.82

	Total Paid Or To Be Paid Into Government Under Amnesty Program	Total Not Available For Credit[1]	Available For Credit[2]	Total Paid Or To Be Paid Into Government Under Amnesty Program	Total Not Available For Credit¹	Available For Credit[2]
Original claim 2004-2006	3.5	1.4	2.1	1.9	0.8	1.1
Second claim
Preacquisition 2007-April 2008	2.4	1.0	1.4	1.3	0.5	0.8
Postacquisition May 2008-April 2009	3.3	1.4	1.9	1.8	0.8	1.0

Totals	9.2	3.8	5.4	5.0	2.1	2.9

Escrow released from one seller	1.0	1.0	-	0.5	0.5	-
Charged to expense at July 31, 2010	-	2.8	-	-	1.6	-

[1]	Essentially represents the discount originally offered as incentive by the neighboring state.
[2]	The amount allowed as credit against future payments represents the VAT taxes actually previously paid to the neighboring state.

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

(1)  Our attorney informs us that based on the slow progress so far in the administrative proceedings for the 2007-2009 claim, they believe it is now more likely than not that the next amnesty will arrive prior to the need to pay the R$12.3 judicial deposit. However, as per above, the Company intends to negotiate a settlement with the court system. Therefore, the most likely cash flow outlook in management’s opinion is as follows:

R$3.1 (US$1.6) million 2004-2006 Judicial deposit	Management has pledged a first lien on its plant and equipment in Brazil as a judicial deposit in lieu of cash.

R$6.2 (US$3.1) million 2007-2009 Settlement to be negotiated	From Quarter Three Fiscal Year 2014 to Quarter Four Fiscal Year 2014

At the next amnesty period:

•	If before judicial process - still administration proceeding - the Company would pay only the taxes with no penalty or interest. A portion of this would then be recouped via credits against future taxes on future imports.
•	If after judicial process commences - the amount of the judicial deposit previously remitted would be reclassified to the taxes at issue, and the excess submitted to cover fines and interest would be refunded to Lakeland Brasil, S.A. As above, a portion of the taxes would be recouped via credits against future taxes on future imports.

Balance Sheet Treatment

The Company has reflected the above items on its January 31, 2013 and July 31, 2013 balance sheet as follows:

		R$ millions	US$ millions(1)
Noncurrent assets	VAT taxes eligible for future credit	3.4	1.9
Long-term liabilities	Taxes payable	6.2	3.1

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

In the arbitration proceeding, the former officers sought a determination that they were terminated by the Company without cause and, therefore, entitled to be paid their portion of the Maximum SPP and the monthly remuneration that they would have been paid from the date of termination through the end of their contractual employment period on December 31, 2011. On May 8, 2012, the Company received the arbitration decision which accepted the former officers’ requests to declare that their employments were terminated without cause and determined that, among other things, the noncompete clauses of each of the stock purchase agreement and management agreements were null and nonapplicable despite having been drafted by one of the top law firms in Brazil and reviewed by a second top law firm. The Company was ordered to pay to the former officers damages representing their portion of the Maximum SPP in the aggregate amount of R$18,037,500 (approximately US$9 million at current exchange rates) and monthly remuneration from the date of termination through December 31, 2011, which the Company estimates at an aggregate amount of R$1,150,000 (US$580,000). The arbitration panel further ordered that the Company pay the former officers approximately R$450,000 (US$226,000) from an escrow account established in connection with the acquisition, and the Company is responsible for payment of 85% of the costs and arbitrators’ fees associated with the arbitration. The arbitration award, with all taxes, expenses, interest and applicable adjustments to date, amounted to R$25,148,252 (approximately US$12,575,000) as adjusted for inflation, plus interest and penalties.

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

The Company, upon reaching the Settlement Agreement, has recorded a settlement liability at net present value of $7.0 million, by applying a risk-free interest rate of 1.58% to discount the noninterest-bearing payment schedule. Together with estimated total fees for the settlement of $856,000, the total cost for the settlement is estimated at $7.9 million. The Settlement liability is $5.5 million as of July 31, 2013, as reflected on the accompanying balance sheet, net of imputed interest of $241,000.

The Company further believes that its available resources, together with additional outside funding through debt or equity financings or asset sales, will enable it to make timely payment of the Settlement Amount and continue its operations on a viable basis. There can, however, be no assurance that such outside funding will ultimately be obtained (see Note 6).

The legal and arbitration fees are being charged to expense as incurred.

14. Goodwill

The changes in the carrying amount of goodwill during fiscal year 2014 are summarized in the following:

	US	Total
Balance as of January 31, 2013	$871,297	$871,297
During fiscal year 2014 through July 31, 2013
Effect of foreign currency translation	—	—
Balance as of July 31, 2013	$871,297	$871,297

15. Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (ASUs). No recent accounting pronouncement will have a material impact on the financial statements.

16. Discontinued Operations in India

In 2011 the Company decided to discontinue operations in its India glove manufacturing facility and put the assets and business up for sale. The Company decided to sell this division primarily because it has incurred significant operating losses since inception, and the Company has been unsuccessful in developing sufficient sales to reach at least break even. The Company attempted to sell the operations as an ongoing operation but shut down its operations in December 2011. Total assets of discontinued operations were reduced $0.6 in the quarter primarily as a result of sales of inventory and one of the three plots of real estate owned, as described in Note 17.

In conjunction with the discontinuance of operations, the Company, in the year ended January 31, 2012, recognized a pretax loss on shutdown and sale of assets of $1.7 million, primarily consisting of $1.0 million in fixed asset write-downs and $0.1 million in inventory write-downs. In the year ended January 31, 2013, the Company took a further write-down of fixed assets in the amount of $0.8 million. The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations in India” and “Liabilities of discontinued operations in India,” respectively, in the accompanying Balance Sheets at January 31, 2013 and January 31, 2012.

17. Asset Sales

Sale of Real Estate in China

In April 2013, the Company executed a contract for the sale of real estate located in Qingdao, China, which was completed on June 30, 2013. The sale was structured as a sale of a subsidiary’s stock after transferring out all non-real estate assets to other Lakeland entities. The net proceeds of the sale to the Company were approximately $1.0 million, received in June 2013. All production from this facility has been transferred to other Lakeland manufacturing facilities. There are no product lines which will be dropped as a result of this plant relocation. Accordingly, the operations of this plant are not being treated as a discontinued operation. This sale resulted in no significant gain or loss for financial statement purposes. However, as a result of this sale there were dividends paid to the US parent company of approximately US$1.7 million, which results in taxable income in the US, generating a tax charge of $422,321 for the financial statements. However, as a result of its loss carry forwards for US tax purposes, no cash tax liability has been incurred.

Sale of India Property

The Company has entered into a Memorandum of Understanding (“MOU”) in March 28, 2013 for the sale of Plot 24, the largest of three plots held for sale by the Company, which closed on July 29th 2013. The sale price is INR 25,000,000 (approximately US$415,000), which is less than previously anticipated due to foreign exchange deterioration in the Indian Rupee. The Company collected this cash on July 29, 2013.

	Remaining Assets Held for Sale as of
	July 31, 2013	January 31, 2013
Inventory	$0	$85,170
Other current asset	—	10,024
Property and equipment	205,468	717,988
Total assets of discontinued operations	205,468	813,182
Liabilities of discontinued operations:
Accounts payable	—	2,759
Other liabilities	—	22,282
Total liabilities of discontinued operations	—	25,041

Net assets of discontinued operations	$205,468	$788,141

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

We have operated-facilities in Mexico since 1995, in China since 1996, in India since 2007 (now discontinued) and in Brazil since May 2008. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. Our net sales attributable to customers outside the United States were $12.3 million and $14.4 million for the three months ended July 31, 2013 and July 31, 2012, respectively.

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

Significant Balance Sheet Fluctuation July 31, 2013, As Compared to January 31, 2013

Cash decreased by $.9 million and borrowings under the revolving credit facility increased to $10.4 million at July 31, 2013, but term loans of $5.5 million were repaid and additional junior indebtedness of $3.5 million was incurred. Accounts receivables decreased $0.1 million and inventory increased by $1.1 million primarily in the US and China. Other current assets increased $0.3 million, primarily due to prepayments to material suppliers in China and Argentina. Assets of discontinued operations decreased $0.6 million with the sale of Plot 24 in India (discussed in more detail in Note 17). Accounts payables increased $2.6 million mainly in China due to extended payment terms negotiated with raw materials suppliers.

Three months ended July 31, 2013, As Compared to the Three Months Ended July 31, 2012

Net Sales. Net sales increased $1.1 million, or 4.8%, to $24.6 million for the three months ended July 31, 2013, from $23.5 million for the three months ended July 31, 2012. China sales increased $2.3 million or 23.0% primarily due to increased orders from our customers in Japan and Korea and completion of a large apparel contract for China. UK sales increased by $0.8 million, or 34.4%. Latin America sales decreased by $0.2 million or 13.7%. Russia and Kazakhstan sales combined increased by $0.1 million, or 75.9%. As a result of continuing efforts to market the Lakeland brand and including China direct ship to US customers of $1.5 million, US domestic sales of disposables increased by $1.9 million, chemical sales decreased by $0.1 million, fire protection sales increased $0.4 million, wovens sales increased $0.2 million and reflective sales increased by $0.9 million, for an overall sales gain in the U.S. of $3.3 million, or 35.6%. Sales in Brazil decreased by $3.0 million, a decrease of 63.8%, as a result of several large bid orders shipped in the second quarter last year and a generally poor sales level in Brazil. There can be no assurance that sales in Brazil will improve. Sales for Lakeland worldwide, excluding Brazil, increased $4.2 million, or 22.0%, over the second quarter of last year.

Gross Profit. Gross profit increased $0.4 million, or 4.5%, to $7.5 million for the three months ended July 31, 2013, from $7.1 million for the three months ended July 31, 2012. Gross profit as a percentage of net sales was flat at 30.3% for the three months ended July 31, 2013, from 30.4% for the three months ended July 31, 2012. Major factors driving the changes in gross margins were:

•	Disposables gross margin increased by 6.8 percentage points due to higher volume resulting from conversion of customers to Lakeland branded product with a higher gross, a price increase and adjustments in transfer pricing.

•	Brazil gross margin was 6.9 percentage points for this year compared with 28.1% last year resulting from several large bid contracts at a high margin last year, and heavy discounting in this year to promote sales.
•	Argentina gross margin decreased by 6.7 percentage points mainly due to poor volume resulting from lack of working capital.
•	Higher margins in chemical sales were reflected as a result of a different sales mix.
•	China gross margins increased 0.4 percentage points primarily due to the accrual of shutdown cost in our Qingdao facility offset by an increase in higher margin domestic China and Asia Pacific sales.
•	UK margins were up by 4.3 percentage points reflecting higher volume and improved sales mix.
•	Gloves margin decreased by 16.6 percentage points, mainly resulting from an increase in inventory reserves for Nitrosal gloves.

Operating Expenses. Operating expenses decreased $0.8 million, or 11.7%, to $6.2 million for the three months ended July 31, 2013 from $7.0 million for the three months ended July 31, 2012. Operating expenses as a percentage of net sales was 25.1% for the three months ended July 31, 2013 down from 29.7% for the three months ended July 31, 2012.

$(0.1)	million decrease in sales and sales administrative salaries primarily due to reductions in Brazil
$(0.1)	million decrease in officer salaries as officers voluntarily received one third of compensation in the form of stock
$(0.2)	million decrease in commissions primarily in Brazil as a result of reduced volume
$(0.2)	million reduction to bad debt expense primarily in Argentina due to one bad customer account written off in FY 13
$(0.2)	million decrease in payroll administrative salaries due to reductions in Brazil

Operating Profit. Operating profit increased 753.3% to $1.3 million for the three months ended July 31, 2013, from $0.2 million for the three months ended July 31, 2012. Operating margins were 5.3% for the three months ended July 31, 2013, compared to 0.6% for the three months ended July 31, 2012.

Interest Expenses. Interest expenses increased $0.2 million to $0.5 million for the three months ended July 31, 2013, from $0.3 million for the three months ended July 31, 2012, due to higher rates prevailing in Brazil, US, and UK.

Income Tax Expense.  Income tax expenses consist of federal, state and foreign income taxes. Income tax expenses decreased $3.6 million to a benefit of $3.6 million for the three months ended July 31, 2013, from $0.0 million for the three months ended July 31, 2012. The main components of the income tax benefit in the current quarter were the reversal of the deferred tax asset valuation allowance of $4.5 million, offset by a US tax of $0.4 million on dividends resulting from the sale of the Qingdao plant in China, as described more fully in Note 10, and $0.1 million resulting from Canadian taxable income created in the US from the financing completed in June 2013. Our effective tax rates fluctuated significantly due to the loss carryforwards and large unusual items.

Net Income (Loss).  Net income increased by $2.6 million to $4.2 million for the three months ended July 31, 2013, from $1.6 million for the three months ended July 31, 2012. The increase is mainly due to reversal of the FY13 deferred income tax write down, as more fully described in Note 10, and the improvements in operating results. The three months ended July 31, 2012 were positively affected due to the $2.1 million adjustment due to the settlement of the Brazilian arbitration at an amount less the amount awarded.

Six Months Ended July 31, 2013, As Compared to the Six Months Ended July 31, 2012

Net Sales. Net sales decreased $1.1 million, or 2.4%, to $46.4 million for the six months ended July 31, 2013, from $47.5 million for the six months ended July 31, 2012. The net decrease was due to a $6.4 million decrease in foreign sales including a $5.2 million decrease in Brazil partially offset by an increase of $5.7 million in domestic sales. Domestic sales in China and to the Asia Pacific Rim increased by $4.7 million or 50.4% excluding direct ships to the USA included in prior year sales of $3.6 million. UK sales increased by $1.1 million, or 23.7%. Latin America sales decreased by $0.5 million or 33.5%. Russia and Kazakhstan sales combined increased by $0.8 million, or 253.2%. Domestic sales of disposables increased by $2.9 million, chemical sales increased by $0.3 million, fires sales increased $0.5 million, wovens sales increased $0.4 million and reflective sales increased by $1.4 million. Sales in Brazil decreased by $6.4 million, a decrease of 64.8%, as a result of several large bid orders shipped in the second quarter last year and a generally poor sales level in Brazil. There can be no assurance that sales in Brazil will improve. Sales for Lakeland worldwide, excluding Brazil, increased $5.3 million, or 14.1%, over the six months of last year.

Gross Profit. Gross profit decreased $0.9 million, or 6.2%, to $13.5 million for the six months ended July 31, 2013, from $14.4 million for the six months ended July 31, 2012. Gross profit as a percentage of net sales decreased to 29.2% for the six months ended July 31, 2013, from 30.4% for the six months ended July 31, 2012. Major factors driving the changes in gross margins were:

•	Wovens gross margin increased 13 percentage points in FY14 compared with FY13. This increase was mainly due to the FY13 inventory write-downs resulting from the closure of the Missouri plant, disruptions, inefficiencies and a shortage following the move.
•	Disposables gross margin increased by 6.2 percentage points due to higher volume resulting from conversion of customers to Lakeland branded products with a higher gross, a price increase and adjustments in transfer pricing.
•	Chemical gross margins increased 9 percentage points in FY14 compared with FY13. This increase is primarily due to the conversion of customers to Lakeland brand products with higher gross margins and adjustments in transfer pricing.
•	Brazil gross margin was 11.9% for this year compared with 36.5% last year resulting from several large bid contracts at a high margin last year, and heavy discounting in this year to promote sales.
•	Argentina gross margin decreased by 15.1 percentage points mainly due to poor volume resulting from lack of working capital.
•	China gross margins decreased 2.7 percentage points primarily due to the accrual of shutdown cost in our Qingdao facility, offset by an increase in higher margin domestic China and Asia Pacific sales.
•	Gloves margin decreased by 6.6 percentage points mainly resulting from an increase in inventory reserves for Nitrosol gloves.

Operating Expenses. Operating expenses decreased $1.8 million, or 12.5%, to $12.5 million for the six months ended July 31, 2013, from $14.3 million for the six months ended July 31, 2012. As a percentage of sales, operating expenses decreased to 26.9% for the six months ended July 31, 2013, from 30.0% for the six months ended July 31, 2012. The $1.8 million decrease in operating expenses in the six months ended July 31, 2013, as compared to the six months ended July 31, 2012, was comprised of:

$(0.8)	million decrease in sales commission mainly resulting from two large bid contracts in Brazil last year which resulted in high commissions
$(0.3)	million reduction in payroll administrative expense primarily in Brazil as the labor complement is adjusted
$(0.2)	million reduction in officer cash salaries as officers voluntarily received one third of compensation in the form of restricted stock
$(0.1)	million decrease in travel expenses as fewer trade shows were attended in FY14
$(0.1)	million reduction to research and development as compared to FY13
$(0.1)	million reduction to bad debt expense due to expense incurred in Argentina in FY13
$(0.1)	million decrease in equity compensation expense due to FY13 change from baseline to zero on the 2012 Restricted Stock Plan
$(0.1)	million decrease to payroll tax as a result of staff reductions
$(0.1)	million decrease to miscellaneous general and administrative expenses
$0.1	million increase in bank fees related to the new financing in the US

Operating Profit. Operating profit increased 500.8% to $1.1 million for the six months ended July 31, 2013, from $0.2 million for the six months ended July 31, 2012. Operating margins were 2.3% for the six months ended July 31, 2013, compared to 0.4% for the six months ended July 31, 2012.

Interest Expenses. Interest expenses increased $0.2 million to $0.7 million for the six months ended July 31, 2013, from $0.5 million for the six months ended July 31, 2012, due to higher rates prevailing in Brazil, US, and UK.

Income Tax Expense. Income tax expenses consist of federal, state and foreign income taxes. Income tax expenses decreased $3.0 million to a benefit of  $3.6 million for the six months ended July 31, 2013, from a benefit of $ 0.4 million for the six months ended July 31, 2012. The main components of the income tax benefit in the current six month period were the reversal of the deferred tax asset valuation allowance of $4.5 million, offset by a US tax of $0.4 million on dividends resulting from the sale of the Qingdao plant in China, and $0.1 million resulting from Canadian taxable income created in the US from the financing completed in June 2013. Our effective tax rates fluctuated significantly due to the loss carryforwards and large unusual items.

Net Income (Loss). Net income increased $11.8 million to $3.3 million for the six months ended July 31, 2013, from a loss of $8.5 million for the six months ended July 31, 2012. The increase is mainly due to the $10.0 million Arbitral Award in Brazil in FY13, the reversal of the FY13 deferred income tax write down as more fully described in Note 10 and the improvements in operating results.

Liquidity and Capital Resources

Cash Flows. As of July 31, 2013, we had cash and cash equivalents of $5.8 million and working capital of $41.0 million. Cash and cash equivalents decreased $.9 million, as a result of worldwide cash management, and working capital increased $5.0 million from January 31, 2013. International cash management is affected by local requirements and movements of cash across borders can be slowed down.

Net cash provided by operating activities of $0.4 million for the six months ended July 31, 2013, was due primarily to profit from operations of $3.3 million, an increase in accounts payable of $3.1 million and $0.2 million in stock based compensation; offset by the reversal of the deferred tax asset write down of $3.9 million, a $2.6 million increase in inventories with an offset of $0.3 million for inventory obsolescence. Net cash provided by investing activities of $0.4 million in the six months ended July 31, 2013, was due to the completion of the sale of Qingdao and India Plot 24.

We currently have one Senior credit facility: $15.0 million revolving credit facility which commenced June 28, 2013, of which we had $10.4 million of borrowings outstanding as of July 31, 2013, expiring on June 30, 2016 at a current rate of 6.25%. Maximum availability in excess of amount outstanding at July 31, 2013 was $1.1 million. Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to earnings before interest, taxes, depreciation and amortization and others relating to fixed charge coverage ratio and limits on capital expenditures and investments in foreign subsidiaries. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our US and Canadian assets, other than the Canada warehouse and pledges of 65% of the equity of the Company’s foreign subsidiaries, outside Canada. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business. Lakeland has recently closed on new financing as described more fully in Note 6 to the Financial Statements.

Subordinated Debt Financing (Junior Lender). As described more fully in Note 6, the June 28, 2013 financing included Subordinated Debt which contained warrants. The value of the warrants was treated as Original Issue Discount (OID) and will be amortized over the term of the loan. Management views this to be one blended loan or transaction along with the Senior Debt at 6.25%, since the subordinated debt was an absolutely required condition of closing made by the Senior Lender. In management’s view, this financing is at favorable terms considering the distress situation at the time of the closing and the year prior and the alternatives available to the Company. There were several “Unitranche” transactions proposed to the Company with overall cost less favorable than the overall cost of the combined Senior and Junior financing closed June 28, 2013.

Capital Expenditures. Our capital expenditures principally relate to purchases of building and equipment in Brazil and Mexico, manufacturing equipment, computer equipment and leasehold improvements. We anticipate FY14 capital expenditures to be approximately $1.0 million. Our facilities in China have not been encumbered by commercial bank mortgages and, thus, Chinese commercial mortgage loans or the sale of a facility may be available with respect to these real estate assets if we need additional liquidity. Subsequent to July 31, 2013, the Company’s China subsidiary completed a $0.8 million loan. There are no further specific plans for material capital expenditures in FY14.

During FY13 the AnQui City, China Weifang Lakeland factory expanded its operations substantially to accommodate the movement of the work in a leased facility, whose lease had expired. By bringing the two factories together, economies of scale were achieved.

Foreign Currency Exposure. The Company has foreign currency exposure, principally through its investment in Brazil, sales in China, Canada and the UK and production in Mexico and China. Management has undertaken a hedging program to offset this risk by purchasing forward contracts to sell the Canadian Dollar, Chilean Peso, Euro and Great Britain Pound. However, such program was suspended as a result of the credit issues with its former lender. Management has established, in September 2013, a foreign exchange facility with Wells Fargo Bank, N.A. Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. Management has decided not to hedge its long position in the Chinese Yuan or Brazilian Real; however, as described in Note 11, the Company does engage in cash flow hedges between the CNY and the USD and EUR, and partial hedges in Brazil of its USD payables.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Item 4.	Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2013.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2013. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon an evaluation performed as of July 31, 2013 and throughout FY13, we have identified a material weakness surrounding our internal control over international financial reporting and review. In response to the material weakness management is restructuring its international financial review process and believes these changes will remediate the issue. Further, this weakness did not result in any significant adjustment to the financial statements.

Changes in Internal Control over Financial Reporting

There have been no changes in Lakeland Industries, Inc.’s internal control over financial reporting that occurred during Lakeland’s second quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Items 2, 3, 4 and 5 are not applicable

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

Item 6.	Exhibits:

Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definitions Document

101.DEF	XBRL Taxonomy Extension Labels Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentations Document

Note: 24 month limited liability period has expired with this filing. XBRL is now deemed filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: September 12, 2013	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President and Secretary
(Principal Executive Officer and Authorized Signatory)

Date: September 12, 2013	/s/ Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)

