Form 10-Q
period 2013-10-31
LAKELAND INDUSTRIES INC
filed 2013-12-12
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark one)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number:  0-15535

LAKELAND INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3115216
(State of incorporation)	(IRS Employer Identification Number)

701 Koehler Avenue, Suite 7, Ronkonkoma, New York (Address of principal executive offices)	11779 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Nonaccelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 10, 2013
Common Stock, $0.01 par value per share	5,355,286 shares

LAKELAND INDUSTRIES, INC.
AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

		Page
PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Introduction	3

	Condensed Consolidated Statements of Operations
	Three and Nine Months Ended October 31, 2013 and 2012	5

	Condensed Consolidated Statements of Comprehensive Income
	Three and Nine Months Ended October 31, 2013 and 2012	6

	Condensed Consolidated Balance Sheets
	October 31, 2013 and January 31, 2013	7

	Condensed Consolidated Statement of Stockholders' Equity
	Nine Months Ended October 31, 2013	8

	Condensed Consolidated Statement of Cash Flows
	Nine Months Ended October 31, 2013 and 2012	9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	36

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	36

Item 6.	Exhibits	37

Signature Pages		38

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

The forward-looking statements in this Form 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of fact.  Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	Covenants in our credit facilities may restrict our financial and operating flexibility.
•	We may need additional funds and, if we are unable to obtain these funds, we may not be able to expand or operate our business as planned.
•	We incurred significant losses in FY13, and losses in Q1 and Q3 of FY14, and there can be no assurance that such losses will not continue.
•	We are required to make substantial quarterly cash payments through December 31, 2018 in respect of the settlement agreement, as described in Note 13 herein.
•	We are subject to risk as a result of our international manufacturing operations.
•	Our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates.
•	Our results of operations may vary widely from quarter to quarter.
•	Rapid technological change could negatively affect sales of our products, inventory levels and our performance.
•	Because we do not have long-term commitments from many of our customers, we must estimate customer demand, and errors in our estimates could negatively impact our inventory levels and net sales.
•	Our operations are substantially dependent upon key personnel.
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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
Three and Nine months ended October 31, 2013 and 2012

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Net sales	$22,787,344	$24,238,573	$69,163,340	$71,718,608
Cost of goods sold	17,744,932	16,951,519	50,579,123	49,988,970
Gross profit	5,042,412	7,287,054	18,584,217	21,729,638
Operating expenses	6,072,620	7,019,656	18,554,319	21,285,329
Operating profit (loss)	(1,030,208)	267,398	29,898	444,309
Foreign Exchange gain (loss) Brazil	115,764	(61,791)	(271,647)	(840,319)
Arbitration judgment in Brazil	—	—	—	(7,873,847)
Other income, net	57,259	51,972	20,668	171,961
Interest expense	(649,436)	(270,273)	(1,390,623)	(766,119)
Income (loss) before taxes	(1,506,621)	(12,694)	(1,611,704)	(8,864,015)
Income tax expense (benefit)	328,859	(295,340)	(3,103,143)	(669,024)
Net income (loss)	$(1,835,480)	$282,646	$1,491,439	$(8,194,991)
Net income (loss) per common share
Basic	$(0.31)	$0.05	$0.27	$(1.55)
Diluted	$(0.31)	$0.05	$0.26	$(1.55)
Weighted average common shares outstanding:
Basic	5,919,253	5,330,286	5,607,654	5,276,288
Diluted	5,919,253	5,367,243	5,715,151	5,276,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
Three and Nine months ended October 31, 2013 and 2012

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Net income (loss)	$(1,835,480)	$282,646	$1,491,439	$(8,194,991)
Other comprehensive income (loss):
Cash flow hedge in China	(25,286)	119,150	(59,078)	(111,715)
Foreign currency translation adjustments:
Lakeland Brazil, S.A.	$241,417	$446,945	$(560,243)	$(2,982,122)
Canada	(68,356)	2,037	(98,345)	(1,367)
United Kingdom	28,665	54,826	(153,978)	(74,128)
China	(178,526)	44,066	(133,066)	21,984
Russia/Kazakhstan	(10,832)	8,895	(74,216)	(51,154)
Other comprehensive income (loss)	(12,918)	675,919	(1,078,926)	(3,198,502)

Comprehensive income (loss)	$(1,848,398)	$958,565	$412,513	$(11,393,493)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
October 31, 2013 and January 31, 2013

	October 31, 2013	January 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,019,217	$6,736,962
Accounts receivable, net of allowance for doubtful accounts of $244,700 and $342,100 at October 31, 2013 and January 31, 2013, respectively	15,047,307	13,782,908
Inventories	40,440,287	39,270,675
Deferred income tax	4,593,753	—
Assets of discontinued operations in India	19,920	813,182
Prepaid income tax	628,413	1,564,834
Other current assets	2,484,489	1,703,322
Total current assets	68,233,386	63,871,883
Property and equipment, net	12,571,924	14,089,987
Prepaid VAT and other taxes, noncurrent	2,417,197	2,461,386
Security deposits	1,461,437	1,546,250
Other assets, net (mainly prepaid financing fees)	1,782,583	477,200
Goodwill	871,297	871,297
Total assets	$87,337,824	$83,318,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,241,610	$6,704,001
Accrued compensation and benefits	1,299,789	975,758
Other accrued expenses	2,509,583	2,409,453
Liabilities of discontinued operations in India	—	25,041
Current maturity of long-term debt	50,000	100,481
Current maturity of arbitration settlement	1,000,000	1,000,000
Short-term borrowing	2,700,699	7,128,779
Borrowings under revolving credit facility	11,790,905	9,558,882
Total current liabilities	28,592,586	27,902,395
Arbitration award in Brazil (net of current maturities)	4,008,691	4,710,691
Canadian loan	1,011,776	1,298,085
Subordinated debt, net of OID	1,538,621	—
Other liabilities - accrued legal fees in Brazil	78,457	86,911
VAT taxes payable long term	3,330,354	3,328,820
Total liabilities	38,560,485	37,326,902
Stockholders’ equity:
Preferred stock, $.01 par; authorized 1,500,000 shares - (none issued)	—	—
Common stock, $.01 par; authorized 10,000,000 shares, issued 5,711,727 and 5,688,600; outstanding 5,355,286 and 5,332,159 at October 31, 2013 and January 31, 2013, respectively	57,117	56,886
Treasury stock, at cost; 356,441 shares at October 31, 2013 and January 31, 2013	(3,352,291)	(3,352,291)
Additional paid-in capital	53,346,559	50,973,065
Retained earnings (deficit)	1,018,995	(472,444)
Accumulated other comprehensive loss	(2,293,041)	(1,214,115)
Total stockholders' equity	48,777,339	45,991,101
Total liabilities and stockholders' equity	$87,337,824	$83,318,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
Nine months ended October 31, 2013

	Common Stock		Treasury Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total

Balance, January 31, 2013	5,688,600	$56,886	(356,441)	$(3,352,291)	$50,973,065	$(472,444)	$(1,214,115)	$45,991,101

Net income	—	—	—	—	—	1,491,439	—	$1,491,439

Other comprehensive (loss)	—	—	—	—	—	—	(1,078,926)	(1,078,926)
Stock-based compensation:
Restricted stock issued at par	23,127	231	—	—	(231)	—	—	—

Restricted stock plan	—	—	—	—	179,002	—	—	179,002
Warrant issued to subordinated debt lender-valuation treated as Original Issue Discount (OID) (566,015 shares)	—	—	—	—	2,235,406	—	—	2,235,406

Legal fees associated with Warrant	—	—	—	—	(9,000)	—	—	(9,000)
Return of shares in lieu of payroll tax withholding	—	—	—	—	(31,683)	—	—	(31,683)

Balance October 31, 2013	5,711,727	$57,117	(356,441)	$(3,352,291)	$53,346,559	$1,018,995	$(2,293,041)	$48,777,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
Nine months ended October 31, 2013 and 2012

	For the Nine Months Ended October 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$1,491,439	$(8,194,991)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Arbitration award in Brazil	—	7,873,847
Provision for inventory obsolescence	617,890	300,000
Provision for doubtful accounts	(97,327)	(30,000)
Deferred income taxes	(4,635,499)	(1,209,562)
Deferred taxes long-term	1,534	—
Depreciation and amortization	1,226,422	1,128,784
Interest expense resulting from amortization of warrant OID	149,024	—
Stock based and restricted stock compensation	179,002	353,635
(Increase) decrease in operating assets
Accounts receivable	(1,278,455)	(3,416,523)
Inventories	(2,553,057)	2,591,044
Prepaid income taxes and other current assets	936,421	(760,075)
Other assets-mainly prepaid fees from financing transaction	(2,507,068)	(370,858)
Cash received from sale of discontinued operations	428,827	—
Assets of discontinued operations	364,435	8,507
Increase (decrease) in operating liabilities
Accounts payable	2,797,213	3,482,073
Accrued expenses and other liabilities	568,456	408,254
Arbitration award in Brazil, net of imputed interest	(702,000)	(503,539)
Liabilities of discontinued operations	(25,041)	(45,129)
Net cash provided by (used in) operating activities	(3,037,784)	1,615,467
Cash flows from investing activities:
Proceeds from sales of Qingdao net of cost of shutdown	903,662	—
Purchases of property and equipment	(682,227)	(1,291,197)
Net cash provided by (used in) investing activities	221,435	(1,291,197)
Cash flows from financing activities:
Net borrowings under credit agreement (revolver)	11,790,905	(1,898,925)
Proceeds from term loans, net of repayments	—	2,280,000
TD Bank and BDC repayments at closing of new financing	(15,108,882)	—
Canada loan repayments	(1,398,566)	(175,150)
Canada borrowings	1,121,317	—
Subordinated debt financing including warrant valuation	3,500,000	—
Legal fees associated with the warrant OID	(9,000)	—
Borrowings in Brazil	159,462	—
Repayments in Brazil	(606,432)	(542,489)
UK borrowings, net	915,750	—
China borrowings, net	804,922	—
Other liabilities	(8,454)	(15,558)
Shares returned in lieu of taxes under restricted stock program	(31,683)	(131,223)
VAT taxes payable	—	10,040
Net cash provided by (used in) financing activities	1,129,339	(473,305)
Effect of exchange rate changes on cash	(30,735)	(10,268)
Net (decrease) in cash and cash equivalents	(1,717,745)	(159,303)
Cash and cash equivalents at beginning of year	6,736,962	5,711,038
Cash and cash equivalents at end of year	$5,019,217	$5,551,735

The accompanying notes are an integral part of these condensed consolidated financial statements.
Certain reclassifications of prior period data have been made to conform to current period classification.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Business
Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is the United States. No customer accounted for more than 10% of net sales during the nine-month periods ended October 31, 2013 and 2012.

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

The results of operations for the three and nine-month periods ended October 31, 2013, are not necessarily indicative of the results to be expected for the full year.

In this Form 10-Q, (a) “FY” means fiscal year; thus, for example, FY14 refers to the fiscal year ending January 31, 2014 and (b) “Q” refers to quarter; thus, for example, Q3 FY14 refers to the third quarter of the fiscal year ending January 31, 2014.

3.    Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4.    Inventories, Change in Accounting Estimates and Inventory Adjustments
Inventories consist of the following:

	October 31, 2013	January 31, 2013

Raw materials	$17,059,057	$16,361,872
Work-in-process	1,640,632	1,812,788
Finished goods	21,740,598	21,096,015
	$40,440,287	$39,270,675

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or market.

In Q3 FY14, management determined the need for inventory adjustments in the USA and Brazil totaling $1,886,000 as follows:

USA-Change of Estimate
Management has followed the practice of reviewing its overhead rates on a quarterly basis. In order to properly revise overhead rates, a stabilized period of reliable historical data is needed both for sales volume and for the overhead cost pool. Due to the extended loss in volume resulting from the DuPont license termination in July 2011 and the ensuing cost reduction measures taken in the US, management determined better data was now available in Q3 FY14, at which point management revised its overhead rates relating to US inventory. As a result, inventory valuation was reduced by $353,000 overall in the US, primarily related to the disposable division. Such adjustment was only applied to inventory produced or purchased in FY14.

USA-Lower of Cost or Market
There is one discontinued product line in the US that management had been converting to a different style for one customer and reserving the cost of conversion. While this customer continues to purchase these converted styles, during Q3 FY14, management determined that this one customer would not purchase these converted items in sufficient quantity and management will have to sell the remaining stock at a deep discount. Accordingly, an additional inventory write-down of $375,000 was determined to be appropriate.

Brazil-Lower of Cost or Market
In Q3 FY14, it was determined that due to the introduction of a new fabric domestically sourced in Brazil which drove down market pricing, along with significant improvements and elimination of inefficiencies in the production process, adjustments were made to inventory totaling US $810,000.

Brazil-Obsolete
In addition, in the third quarter of fiscal 2014, the Company identified certain inventory in Brazil as obsolete. The inventory became obsolete as a result of the introduction of competing new products into the Brazilian marketplace which rendered the inventory items obsolete. As a result, the inventory was written down to scrap value. Accordingly, during the third quarter of fiscal 2014 the Company recorded a non-cash charge against inventory of US $348,000.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share at October 31, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Numerator
Net profit (loss) from continuing operations	$(1,835,480)	$282,646	$1,491,439	$(8,194,991)
Denominator
Denominator for basic earnings (loss) per share
Weighted-average shares outstanding before common share equivalents	5,353,238	5,330,286	5,345,610	5,276,288
Weighted average common equivalent shares resulting from the warrant issued June 28, 2013 to the subordinated debt lender LKL Investments LLC	566,015	—	262,044	—
Total weighted average, including common equivalent shares	5,919,253	5,330,286	5,607,654	5,276,288

Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	—	36,957	107,497	—
Denominator for diluted earnings (loss) per share (adjusted weighted average shares)	5,919,253	5,367,243	5,715,151	5,276,288
Basic earnings ( loss) per share from continuing operations	$(0.31)	$0.05	$0.27	$(1.55)
Diluted earnings (loss) per share from continuing operations	$(0.31)	$0.05	$0.26	$(1.55)

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

The proceeds from such financings have been used to fully repay the Company’s former financing facility with TD Bank, N.A. in the amount of approximately US $13.7 million. Also repaid upon closing of the financings was the warehouse loan in Canada with a balance of CDN $1,362,000 Canadian dollars (approximately US $1,320,000), payable to Business Development Bank of Canada (“BDC”).

The following is a summary of the material terms of the financings:

$15 million Senior Credit Facility
⋅	Borrowers are both Lakeland Industries, Inc. and its Canadian operating subsidiary Lakeland Protective Wear Inc.
⋅	Borrowing pursuant to a revolving credit facility subject to a borrowing base calculated as the sum of:
o	85% of eligible accounts receivable as defined
o	The lesser of 60% of eligible inventory as defined or 85% of net orderly liquidation value of inventory
o	In transit inventory in bound to the US up to a cap of $1,000,000, subject to a satisfactory appraisal of Alabama real estate, which was received and resolved in August 2013.
o	Receivables and inventory held by the Canadian operating subsidiary to be included, up to a cap of $2 million of availability
o	Amount available at closing was approximately $12.3 million
⋅	Collateral
o	A perfected first security lien on all of the Borrowers United States and Canadian assets, other than its Mexican plant and the Canadian warehouse
o	Pledge of 65% of Lakeland US stock in all foreign subsidiaries other than 100% pledge of stock of its Canadian subsidiaries
⋅	Collection
o	All customers of Borrowers must remit to a lockbox controlled by Senior Lender or into a blocked account with all collection proceeds applied against the outstanding loan balance
⋅	Maturity
o	An initial term of three years from June 28, 2013 (the “Closing Date”)
o	Prepayment penalties of 3%, if prepaid prior to the first anniversary of Closing Date; 2% if prior to the second anniversary and 1% if prior to the third anniversary of the Closing Date
⋅	Interest Rate
o	Rate equal to LIBOR rate plus 525 basis points
o	Initial rate and rate at October 31, 2013 of 6.25%
o	Floor rate of 6.25%
⋅	Fees: Borrowers shall pay to the Lender the following fees:
o	Origination fee of $225,000, paid on the Closing Date and being amortized over the term of loan and is included in other assets in the accompanying balance sheet
o	0.50% per annum on unused portion of commitment
o	A non-refundable collateral monitoring fee in the amount of $3,000 per month
o	All legal and other out of pocket costs
⋅	Financial Covenants
o
Borrowers covenanted that, from the Closing Date until the commitment termination date and full payment of the obligations to Senior Lender, Lakeland Industries, Inc. (the parent company), together with its subsidiaries on a consolidated basis, excluding its Brazilian subsidiary, shall comply with the following additional covenants:

⋅
Fixed Charge Coverage Ratio. At the end of each fiscal quarter of Borrowers, commencing with the fiscal quarter ending July 31, 2013, Borrowers shall maintain a Fixed Charge Coverage Ratio of not less than 1.1 to 1.00 for the four quarter period then ending.

⋅
Minimum Quarterly Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Borrowers shall achieve, on a rolling basis excluding the operations of the Borrower’s Brazilian subsidiary, EBITDA of not less than the following as of the end of each quarter as follows:

o	July 31, 2013 for the two quarters then ended, $2.1 million;
o	October 31, 2013 for the three quarters then ended, $3.15 million,
o	January 31, 2014 for the four quarters then ended, and thereafter, $4.1 million
⋅	Capital Expenditures. Borrowers shall not during any fiscal year make capital expenditures in an amount exceeding $1 million in the aggregate
⋅	The Company is in compliance with all loan covenants of the Senior Debt at October 31, 2013.

⋅	Other Covenants
o	Standard financial reporting requirements as defined
o	Limitation on amounts that can be advanced to or on behalf of Brazilian operations, limited to $200,000 for fiscal year ended January 2014 and nothing thereafter
o	Limitation on total net investment in foreign subsidiaries of a maximum of $1.0 million per annum

$3.5 million Subordinated Debt Financing
⋅	Subordinated Loan Agreement
o	Maturity date: June 28, 2018
o
Interest at 12.0% per annum through and including December 27, 2016, increased to 16% per annum on December 28, 2016 and 20% per annum on December 28, 2017. Until the first anniversary of the Closing Date, all interest shall either be paid in kind (PIK) or paid in shares of common stock of Lakeland, valued at 100% of the then market value, at the election of the Junior Lender

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
o
Registration Rights: the Company commits to filing with the Securities and Exchange Commission a registration statement covering the shares issuable in connection with the subordinated loan transaction within 90 days of the Closing Date and to have it effective no later than 180 days from the Closing Date, which requirement has been complied with

o
Investor Rights: Junior lender will have the right to designate one board member or a board observer, subject to certain conditions. As of December 12, 2013, the Junior lender has not exercised this right

o	Subject to Senior Lender Subordination Agreement, the subordinated loan, may be repaid in increments of $500,000 with Senior Lender approval, on or after June 28, 2014
o	Early Termination Fees; Applicable Termination Percentage:
⋅
(a) Upon early repayment of the Term Loan, Borrowers shall be obligated to pay, in addition to all of the other Obligations then outstanding, an amount equal to the product obtained by multiplying $3,500,000 by the applicable percentage set forth below:

⋅	5.00% if the effective date of termination occurs on or before June 28, 2014
⋅	3.00% if the effective date of termination occurs after June 28, 2014 but on or before June 28 2015; or
⋅	1.00% if the effective date of termination occurs after June 28, 2015 but on or before June 28, 2016
⋅	Upon acceleration of the loan following a Change of Control, Borrowers shall be obligated to pay an additional fee equal to $35,000
o	Financial covenants setback 10% from those in the Senior Loan Agreement
o	Second priority lien on substantially all of the assets of the Company in the United States and Canada, except a first lien on Mexican facility
o	The Company is in compliance with all covenants of the Subordinated Debt at October 31, 2013.

Management has valued the Warrant at $2.2 million. This has been treated as Original Issue Discount (OID) and is being amortized as additional interest over the five-year term of the related subordinated debt. The effective rate of return to the Junior Lender is computed by deducting the warrant valuation OID from the $3.5 million principal leaving a valuation for the debt at closing of $1.3 million. Including the 12% coupon and the amortization of the OID gives an effective per annum rate on just the debt of approximately 47%, assuming the warrant is broken out separately. However, management views this to be one blended loan or transaction along with the Senior Debt of up to $15 million at 6.25%, since the subordinated debt was since the subordinated debt was a required condition of closing made by the Senior Lender.

Amounts outstanding as of October 31, 2013 under the Senior Lender Facility were $11.8 million and under the Junior Lender Facility, $3.5 million net of un-amortized original issue discount of $2.0 million for a net value of $1.5 million included in the subordinated debt on the balance sheet.

Borrowings in Brazil
On April 19, 2013 the Company borrowed approximately US $240,000 (R560,000) for working capital at an annual interest rate of 18.16%. On September 5, 2013, the Company borrowed approximately US $150,000 (R354,000) for working capital at an interest rate of  1.80% per month The total bank loans in Brazil outstanding at October 31, 2013 were the equivalent of US $1.1 million and are included in short term borrowings on the balance sheet.

Borrowings in UK
On February 20, 2013 the Company and its UK subsidiary completed an agreement to obtain accounts receivable financing with HSBC Bank in the UK in the amount £1,000,000 (approximately US $1,500,000 at current exchange rates), more fully described in the Company’s Form 8-K which was filed on February 20, 2013. The balance outstanding under this facility at October 31, 2013 was the equivalent of US $1.2 million and is included in short-term borrowings on the balance sheet. The interest rate repayment rate is 3.46% and the term is for a minimum period of one year renewable on January 31, 2014. The Company is negotiating for renewal and expects the renewal to occur.

China Loan
On August 12, 2013, the Company’s China subsidiary borrowed approximately US $0.8 million at an interest rate of 5.395% for a term of one year as more fully described in the Company’s Form 8-K which was filed on August 16, 2013. The balance under this loan outstanding at October 31, 2013 was $804,922. Such amounts mature August 2014 and is included in short-term borrowings on the balance sheet.

Canada Loan
In September 2013 the Company refinanced its loan with the Development Bank of Canada (BDC) for a principal amount of approximately Canadian and US $ 1.1 million. Such loan is for a term of 240 months at an interest rate of 6.45% with fixed monthly payments of approximately US $7,780 (C$8,169) including principal and interest. It is collateralized by a mortgage on the Company's warehouse in Brantford, Ontario. The amount outstanding at October 31, 2013 is $1,061,776 which is included as $1,011,776 Canadian loan on the accompanying balance sheet, net of current maturities of $50,000

7.     Major Supplier
No supplier accounted for more than 10% of cost of sales during the nine month period ended October 31, 2013.

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

Compensation in stock in lieu of cash program - employees
All participating employees are eligible to elect to receive any cash bonus in shares of restricted stock.  Such restricted shares are subject to two-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the two-year period. Since the employee is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the grant date stock price. The Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer of the Company have all elected to take 30% of their cash compensation in restricted stock pursuant to this program, commencing in October 2012 and ending in July 2013.

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

The following table represents our stock options granted, exercised and forfeited during the nine months ended October 31, 2013.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2013	24,000	$7.47	3.95 years	$1,300
Granted during the nine months ended October 31, 2013	—	—	—	—
Outstanding at October 31, 2013	24,000	$7.47	3.20 years	—
Exercisable at October 31, 2013	24,000	$7.47	3.20 years	—

Reserved for future issuance:
Directors’ Plan (expired on December 31, 2012)	—

There were no exercises or forfeitures during the nine months ended October 31, 2013.

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

Under the 2009 Equity Incentive Plan, the Company has issued 177,293 fully vested shares as of October 31, 2013. The Company has granted up to a maximum of 5,567 restricted stock awards remaining unvested as of October 31, 2013 and have a weighted average grant date fair value of $8.86.  The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

Under the 2012 Equity Plan, the Company has granted 282,275 restricted stock awards as of October 31, 2013, assuming all maximum awards are achieved. All of these restricted stock awards are nonvested at October 31, 2013 (220,774 shares at “baseline”), and have a weighted average grant date fair value of $6.03. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of October 31, 2013, unrecognized stock-based compensation expense related to restricted stock awards totaled $4,807 pursuant to the 2009 Equity Incentive Plan and $1,425,477 pursuant to the 2012 Equity Incentive Plan, before income taxes, based on the maximum performance award level, less what has been charged to expense on a cumulative basis through October 31, 2013, which was set to zero. Such unrecognized stock-based compensation expense related to restricted stock awards totaled $4,807 for the 2009 Equity Incentive Plan and $1,029,417 for the 2012 Equity Incentive Plan at the baseline performance level. The cost of these nonvested awards is expected to be recognized over a weighted-average period of three years. The Board has estimated its current performance level to be at zero, and expenses have been recorded accordingly. The performance-based awards are not considered stock equivalents for earnings per share (“EPS”) calculation purposes.

Stock-Based Compensation

The Company recognized total stock-based compensation costs of $179,002 and $349,530 for the nine-months ended October 31, 2013 and 2012, respectively, of which $13,881 and $124,342 result from the 2009 Equity Plan and $165,121 and $204,663 result from the 2012 Equity Plan for the years ended October 31, 2013 and 2012, respectively, and $0 and $20,525, respectively, from the Director Option Plan. These amounts are reflected in selling, general and administrative expenses. The total income tax benefit recognized for stock-based compensation arrangements was $64,441 and $127,310 for the years ended October 31, 2013 and 2012, respectively.

Shares under 2012 Equity Plan	Outstanding unvested grants at maximum(a) at beginning of FY14	Granted during FY14 through October 31, 2013	Vested during FY14 through October 31, 2013	Forfeited during FY14 through October 31, 2013	Outstanding unvested grants at maximum(a) at October 31, 2013
Restricted stock grants – employees	164,500	—	—	—	164,500
Restricted stock grants – directors	49,500	—	—	—	49,500
Matching award program	—	—	—	—	—
Compensation in stock in lieu of cash - employees	21,517	33,672	—	—	55,189
Retainer in stock - directors	6,601	6,484	—	—	13,085
Total restricted stock plan	242,118	40,156	—	—	282,274

Weighted average grant date fair value	$6.34	$4.17	$—	$—	$6.03

Shares under 2009 Equity Plan	Outstanding unvested grants at maximum(a) at beginning of FY14	Granted during FY14 through October 31, 2013	Vested during FY14 through October 31, 2013	Forfeited during FY14 through October 31, 2013	Outstanding unvested grants at maximum(a) at October 31, 2013
Restricted stock grants -employees	—	—	—	—	—
Restricted stock grants - directors	—	—	—	—	—
Matching award program	3,500	—	500	—	3,000
Compensation in stock in lieu of cash - employees	26,090	—	26,090	—	—
Retainer in stock - directors	6,688	—	4,122	—	2,566
Total restricted stock plan	36,278	—	30,712	—	5,566

Weighted average grant date fair value	$8.27	—	$8.16	—	$8.86

(a)   The Board has estimated the current performance level at zero and expenses have been recorded accordingly.

9.     Manufacturing Segment Data

Domestic and international sales are as follows in millions of dollars:

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2013		2012		2013		2012
Domestic	$11.5	50%	$9.8	41%	$35.7	52%	$28.7	40%
International	11.3	50%	14.4	59%	33.5	48%	43.0	60%
Total	$22.8	100%	$24.2	100%	$69.2	100%	$71.7	100%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Alabama (primarily the distribution to customers of the bulk of our products and manufacturing of our chemical suit and fire protective products), Mexico (primarily disposable, glove, chemical suit and woven production) and Pennsylvania (primarily production of high visibility products). We also maintain two manufacturing companies in China (primarily disposable, chemical and woven suit production), a wovens manufacturing facility in Brazil and a small manufacturing facility in Argentina. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in Canada, Europe, Latin America, India, Russia, Kazakhstan and China, which sell and distribute products shipped from the United States, Mexico, Brazil or China.The table below represents information about reported manufacturing segments for the years noted therein:

	Three Months Ended October 31 (in millions of dollars)		Nine Months Ended October 31 (in millions of dollars)
	2013	2012	2013	2012
Net Sales:
USA	$12.40	$10.58	$37.60	$30.77
Other foreign	5.36	5.99	17.48	16.44
Mexico	0.90	0.69	2.35	1.75
China	11.17	9.53	32.53	27.79
Brazil	1.91	4.28	5.40	14.17
Corporate	0.37	0.14	1.50	0.53
Less intersegment sales	(9.32)	(6.97)	(27.70)	(19.73)
Consolidated sales	$22.79	$24.24	$69.16	$71.72
External Sales:
USA	$11.47	$9.83	$35.65	$28.69
Other foreign	5.14	5.69	16.02	15.91
Mexico	0.38	0.24	0.88	0.50
China	3.90	4.20	11.29	12.45
Brazil	1.90	4.28	5.32	14.17
Consolidated external sales	$22.79	$24.24	$69.16	$71.72
Intersegment Sales:
USA	$0.93	$0.75	$1.95	$2.08
Other foreign	0.21	0.30	1.50	0.53
Mexico	0.52	0.45	1.47	1.25
China	7.27	5.33	21.24	15.34
Brazil	0.02	0.00	0.08	0.00
Corporate	0.37	0.14	1.46	0.53
Consolidated intersegment sales	$9.32	$6.97	$27.70	$19.73
Operating Profit (Loss):
USA	$1.07	$0.40	$4.20	$0.52
Other foreign	0.06	0.42	0.56	0.91
Mexico	0.04	0.01	(0.03)	(0.05)
China	1.06	1.01	2.65	2.15
Brazil	(1.93)	(0.37)	(3.74)	(0.24)
Corporate	(1.25)	(1.25)	(3.61)	(3.62)
Less intersegment profit	(0.08)	0.05	0.00	0.77
Consolidated operating profit	$(1.03)	$0.27	$0.03	$0.44

20

	2013	2012	2013	2012
Depreciation and Amortization Expense:
USA	$0.05	$0.07	$0.16	$0.20
Other foreign	0.04	0.03	0.14	0.13
Mexico	0.01	0.01	0.04	0.03
China	0.08	0.09	0.20	0.26
Brazil	0.09	0.09	0.28	0.27
Corporate	0.19	0.09	0.42	0.24
Less intersegment	(0.01)	0.00	(0.01)	0.00
Consolidated depreciation and amortization expense	$0.45	$0.38	$1.23	$1.13
Interest Expense:
USA	$0.00	$0.00	$0.00	$0.00
Other foreign	0.04	0.04	0.12	0.12
Mexico	0.03	0.01	0.07	0.04
Brazil	0.34	0.24	0.87	0.76
Corporate	0.33	0.17	0.74	0.41
Less intersegment	(0.09)	(0.19)	(0.41)	(0.56)
Consolidated interest expense	$0.65	$0.27	$1.39	$0.77
Income Tax Expense (Benefits):
USA	$0.00	$0.00	$0.00	$0.00
Other foreign	0.17	0.02	0.33	0.13
Mexico	0.00	0.00	0.01	0.01
China	0.25	0.03	0.73	0.40
Brazil	0.00	(0.14)	0.00	(0.43)
Corporate	(0.04)	(0.32)	(3.91)	(1.06)
Less intersegment	(0.05)	0.11	(0.26)	0.28
Consolidated income tax benefit	$0.33	$(0.30)	$(3.10)	$(0.67)

	October 31
	2013	2012
	(in millions of dollars)
	(Unaudited)
Total Assets:
USA	$28.63	$23.66
Other foreign	19.93	13.19
Mexico	3.69	3.59
China	26.16	26.66
India	(1.12)	1.61
Brazil	8.65	14.14
Corporate	1.40	0.47
Consolidated assets	$87.34	$83.32
Long-Lived Assets:
USA	$2.39	$2.55
Other foreign	2.25	2.38
Mexico	2.11	2.21
China	2.63	3.28
India	0.02	—
Brazil	2.21	2.75
Corporate	0.97	0.92
Consolidated long-lived assets	$12.58	$14.09

Beginning in November 2012, all direct shipments from China to US customers are billed from the US.

10.  Income Taxes

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

Our three major foreign tax jurisdictions are China, Canada and Brazil. China tax authorities have performed limited reviews on all China subsidiaries as of tax years 2008, 2009, 2010, 2011 and 2012 with no significant issues noted. We believe our tax positions are reasonably stated as of January 31, 2013. On May 9, 2013, Weifang Lakeland Safety Products Co., Ltd., one of our China operations was notified by local tax authority that they would conduct an audit on transfer pricing. After preliminary communication with the tax authority, we believe the additional tax liability will be no more than US $16,000 or RMB100,000. At the same time, the China tax authority also had questions about why the retained earnings amount was not being repatriated to corporate and why the payments in trade payables from corporate to the sister companies were delayed, especially from US parent to our Chinese subsidiary. Additionally, the China tax authority questioned if there is any tax avoidance motive in the investment by Weifang Lakeland Safety Products Co., Ltd. of US $500,000 to our Argentina subsidiary. We do not believe there will be any material tax consequences from the latter two inquiries.

Lakeland Protective Wear, Inc., our Canadian subsidiary, follows Canada tax regulatory framework recording its tax expense and tax deferred assets or liabilities. As of this statement filing date, we believe the Company’s tax situation is reasonably stated, and we do not anticipate future tax liability.

The Company’s Brazilian subsidiary is currently under a tax audit, which raised some issues regarding the tax impact related to the merger held in 2008 and the resulting goodwill resulting from the structure which was set up at the Company's Brazilian counsel's suggestion. This structure is relatively common in acquisitions of Brazilian operations made by non-Brazilian companies. In general, acquisitions with this structure have survived challenge by the taxing authorities in Brazil. The cumulative amount of tax benefits recognized on the Company’s books through October 31, 2013, resulting from the tax deduction of the goodwill amortization is now zero, net of the deferred tax valuation reserve. This results from the goodwill on the Brazilian books which, for Brazilian tax purposes, is eligible for tax write-off over a five-year period dating from November 2008.

The Company’s Brazilian subsidiary has received notice from the Brazilian tax authorities of a claim totaling approx. US $1.0 million (R2,265,728) consisting of tax of approx. US $127,000 (R280,416) and the remainder in interest and penalty. Management believes it is probable it will ultimately prevail in this claim and as such no provision has been recorded.

Change in Accounting Estimate/Valuation Allowance
We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. The valuation allowance was $4.5 million at January 31, 2013 and zero at October 31, 2013. Management has determined that as a result of improved operations in the US and the dividends received from asset sales along with other taxable effects of the recent financing, that it is now more likely than not that the deferred tax asset will be realized in the future and therefore the valuation allowance of $4,544,431 has been reversed. The amount very favorably affected our (benefit) for income taxes, resulting in the inclusion of this $4.5 million in net income for the three and nine months ended October 31, 2013.

Unusual Tax Charges
As a result of the sale of its Qingdao plant, the Company received taxable dividends in the US which result in an accrual of a US deferred tax liability of $422,321 included on the balance sheet in deferred income tax. Because of our tax loss carry forwards there is no immediate current tax liability for these taxes. Further, as a result of the financing completed in June 2013, the Company incurred US taxable income from its Canadian operations which resulted in a US deferred tax liability of $100,000 included on the balance sheet in deferred income tax. Again, because of our tax loss carry forwards, no current tax liability is necessary.

11.  Derivative Instruments and Foreign Currency Exposure

The Company is exposed to foreign currency risk. Management previously had a derivative instrument program to partially offset this risk by purchasing forward contracts to sell the Canadian Dollar, the Chilean Peso, the Euro, the Great Britain Pound and Brazil Real other than the cash flow hedge discussed below. However, as a result of the financing situation with its former lender, TD Bank, the Company’s corporate hedging program has been temporarily suspended. In the third quarter of FY14, the Company has established a foreign exchange facility with Wells Fargo Bank, N.A. Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. The Company has continued its currency hedging in China. We designated the forward contracts as derivatives but not as hedging instruments, with loss and gain recognized in current earnings. In the three months ended October 31, 2013, the Company sustained a gain on foreign exchange in Brazil of $115,764 or $0.02 per share included in net income. In the nine months ended October 31, 2013, the Company recorded a loss on foreign exchange in Brazil of $(271,647) or $(0.05) per share included in net income.

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

Fair Value of Derivative Instruments

Derivatives not designated as hedging instruments
Foreign Exchange Forward Contracts

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Notional Value in USD	$1,000	$11,175	$6,587	$36,501
Gain and loss reported in current operating income (expense)	$(42)	$205	$81	$261

There is no outstanding balance from foreign exchange forward contracts as of October 31, 2013 or 2012.

Derivatives designated as hedging instruments
Asset Derivative from Foreign Currency Cash Flow Hedge

	As of October 31, 2013	As of January 31, 2013

Notional value in USD	$412,440	$6,944,040
Gain reported in equity as other comprehensive income	(59,078)	38,513

Effect of Derivative on Income Statement from Foreign Currency Cash Flow Hedge

	Nine Months Ended October 31, 2013	Nine Months Ended October 31, 2012
Gain reclassifed from other comprehensive income into current earnings during three months ended October 31, 2013, reported in operating income	$85	$33

The cash flow hedge is designed to hedge the payments made in the Euro to our China subsidiaries. Other assets have been recorded as $92,011 and $19,544 in the balance sheet for Q3 FY14 vs. FY13, respectively.

12.  VAT Tax Issue in Brazil

Please see footnote 10 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2013 for a more detailed discussion.

The Bahia state tax auditors filed several claims for VAT taxes. The claims assert that the state VAT taxes are owed to the state of domicile of the ultimate importer/user and disregarded the fact that the VAT taxes had already been paid to the neighboring state.

The Company has changed its strategy regarding the large VAT tax claim as a result of the current cash flow needs in Brazil. At such time when a switch to a formal judicial proceeding is required, the Company intends to negotiate a guarantee with the court whereby the Company would either pledge its inventory as collateral for the judicial deposit or alternately would agree to deposit into an escrow account with the court system a monthly judicial deposit of a negotiated percentage of its future sales in Brazil. The Company believes it is probable it would be able to negotiate such an arrangement. The Company would then be able to avail itself of a later amnesty. Any amounts paid into the escrow would be available at such time to be applied to the amnesty payment. The Company believes it is more likely than not that it will have the cash from operations or the borrowing capacity at such time to fund such amnesty payment but no assurances can be given.

Such arrangement would result in a judicial tax claim filed against the Company for 20% greater than the total claim, or approximately US $6.7 million (R15.0 million).

Once this arrangement is completed, the formal judicial process could take from 5 to 10 years. The Company believes there is a strong likelihood that another amnesty would be offered by the state prior to such completion.

The Company has accepted amnesty for a smaller claim which will result in 8 monthly payments of about US $19,000 (R42,000) which reflects abatement of 80% of penalty and interest. An accrual of US $153,000 has been charged to expense and included in Other Accrual Expenses on the Balance Sheet as of October 31, 2013.

In December 2013, the company has just learned of a different VAT tax claimed by the State of Sao Paulo for a tax in the amount of approximately US $45,000 and total claim including interest and penalty totaling approximately US $200,000.

Management needs more time to evaluate this claim but intends to defend until the next amnesty if loss is probable and will defend totally if loss is remote. Given the lack of materiality management will make a more definite judgment in the year-end report.

A table summarizing all five different VAT claims and their status is listed below:

Principle	Interest	Penalty	Total	Approximate for Totals	Loss Possibility	Strategy	Collateral
R$	R$	R$	R$	US $

305,897	310,182	181,089	797,168	362,000	Remote	To wait Judicial Process	New Land
573,457	754,401	344,074	1,671,932	760,000	Remote	To wait Judicial Process	Plant
6,209,836	3,142,429	3,511,156	12,863,422	5,847,000	Probable	To wait Judicial Process and offer Judicial Deposit (approx. 3% net sales)	-
402,071	528,891	241,242	1,172,204	533,000	Remote	To wait Judicial Process	New Land
285,009	78,135	171,005	534,149	243,000	Loss Agreed	*Accept State Amnesty (8 installments, approx. BRL 42K)	-
7,776,270	4,814,038	4,448,567	17,038,875	7,745,000		*After State Amnesty Accepted

	PRINCIPAL	INTEREST	PENALTY	TOTAL		State Requirements

	285,009	15,626	34,200	334,835		8 Installments
Total	285,009	15,626	34,200	334,835	152,000

13.  Brazil Management and Share Purchase Agreement-Arbitration Award and Settlement Agreement

Please see footnote 4 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2013 for a more detailed discussion.

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

On September 11, 2012, the Company and the former officers entered into a settlement agreement (the “Settlement Agreement”) which fully and finally resolved all alleged outstanding claims against the Company arising from the arbitration proceeding. Pursuant to the Settlement Agreement, the Company agreed to a payment schedule to the former officers with a balance remaining as of October 31, 2013 of $5.25 million in US dollars consisting of 21 consecutive quarterly installments of US $250,000 ending on December 31, 2018.The Company is current with all obligations pursuant to this Settlement Agreement

In addition, pursuant to the Settlement Agreement, as additional security for payment of the Settlement Amount, Lakeland Brasil agreed to grant the former officers a second mortgage interest on certain of its property in Brazil, which mortgage is expressly behind the lien securing the payment of tax debts to a state within Brazil related to certain notices of tax assessment on such property.  The Company also agreed to become a co-obligor, in lieu of a guarantor, for payment of the Settlement Amount.

14.  Goodwill

There was no change in the carrying amount of goodwill during fiscal year 2014.

15.  Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (ASUs). No recent accounting pronouncement will have a material impact on the financial statements.

16.  Discontinued Operations in India

In 2011 the Company decided to discontinue operations in its India glove manufacturing facility and put the assets and business up for sale. The Company decided to sell this division primarily because it has incurred significant operating losses since inception, and the Company has been unsuccessful in developing sufficient sales to reach at least break even. The Company attempted to sell the operations as an ongoing operation but shut down its operations in December 2011. Total assets of discontinued operations were reduced $0.2 million in the quarter primarily as a result of the sale of one of the three plots of real estate owned, as described in Note 17.

Subsequent to October 31, 2013, management has made plans to convert one of the two remaining plants in India to manufacture a specific line of disposable products using fabric mainly sourced in India. There will be an insignificant investment needed in terms of both capital expenditure and working capital.

17.  Asset Sales

Sale of Real Estate in China

In April 2013, the Company executed a contract for the sale of real estate located in Qingdao, China, which was completed on June 30, 2013. The sale was structured as a sale of a subsidiary’s stock after transferring out all non-real estate assets to other Lakeland entities. The net proceeds of the sale to the Company were approximately $1.0 million, received in June 2013. All production from this facility has been transferred to other Lakeland manufacturing facilities. There are no product lines which will be dropped as a result of this plant relocation. Accordingly, the operations of this plant are not being treated as a discontinued operation. This sale resulted in no significant gain or loss for financial statement purposes. However, as a result of this sale there were dividends paid to the US parent company of approximately US$1.7 million, which results in taxable income in the US, generating a tax charge of $422,321 in Q2 2014 financial statements. However, as a result of its loss carry forwards for US tax purposes, no cash tax liability has been incurred.

Sale of India Property

The Company has entered into a Memorandum of Understanding (“MOU”) in March 28, 2013 for the sale of Plot 24, the largest of three plots held for sale by the Company, which closed on July 29, 2013. The sale price was approximately US $428,000 (INR 25,000,000), which is less than previously anticipated due to foreign exchange deterioration in the Indian Rupee. The Company collected this cash on July 29, 2013.

	Remaining Assets Held for Sale as of
	October 31, 2013	January 31, 2013
Inventory	$—	$85,170
Other current asset	—	10,024
Property and equipment	19,920	717,988
Total assets of discontinued operations	19,920	813,182
Liabilities of discontinued operations:
Accounts payable	—	2,759
Other liabilities	—	22,282
Total liabilities of discontinued operations	—	25,041

Net assets of discontinued operations	$19,920	$788,141

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Form 10-Q may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements.

Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the global industrial protective clothing markets. Our products are sold by our in-house sales force and independent sales representatives to a network of over 1,200 North American safety and mill supply distributors, end-users, and distributors internationally. These distributors in turn supply end user industrial customers, such as integrated oil, utilities, chemical/petrochemical, automobile, steel, glass, construction, smelting, janitorial, pharmaceutical and high technology electronics manufacturers. In addition, we supply federal, state and local governmental agencies and departments domestically and internationally, such as municipal fire and police departments, airport crash rescue units, the military, the Department of Homeland Security and the Centers for Disease Control and state and privately owned utilities and integrated oil companies.

We have operated facilities in Mexico since 1995, in China since 1996, in India since 2007 (glove manufacturing facilities are discontinued) and in Brazil since May 2008. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. Our net sales attributable to customers outside the United States were $11.3 million and $14.4 million for the three months ended October 31, 2013 and October 31, 2012, respectively.

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

In Q3 FY14, management determined the need for inventory adjustments in the USA and Brazil totaling $1,886,000 as follows:

US-Change of Estimate.  Management has followed the practice of reviewing its overhead rates on a quarterly basis. In order to properly revise overhead rates, a stabilized period of reliable historical data is needed both for sales volume and for the overhead cost pool. Due to the extended loss in volume resulting from the DuPont license termination and the ensuing cost reduction measures taken in the US, management determined better data was now available in Q3 FY14, at which point management revised its overhead rates relating to US inventory. As a result, inventory valuation was reduced by $353,000 overall in the US, primarily related to the disposable division. Such adjustment was only applied to current fast turnover inventory.

US-Lower of Cost or Market.  There is one discontinued product line in the US that management had been converting to a different style for one customer and reserving the cost of conversion. While this customer continues to purchase these converted styles, during Q3 FY14, management determined that this one customer would not purchase these converted items in sufficient quantity and management will have to sell the remaining stock at a deep discount. Accordingly, an additional inventory write-down of $375,000 was determined to be appropriate.

Brazil-Lower of Cost or Market.  In Q3 FY14, it was determined that due to the introduction of a new fabric domestically sourced in Brazil which drove down market pricing, along with significant improvements and elimination of inefficiencies in the production process, adjustments were made to inventory totaling US $810,000.

Brazil-Obsolete.  In addition, in the third quarter of fiscal 2013, the Company identified certain inventory in Brazil as obsolete. The inventory became obsolete as a result of the introduction of competing new products into the Brazilian marketplace which rendered the inventory items obsolete. As a result, the inventory was written down to scrap value. Accordingly, during the third quarter of fiscal 2013 the Company recorded a non-cash charge against inventory of US $348,000.

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

Significant Balance Sheet Fluctuation October 31, 2013, As Compared to January 31, 2013

Cash decreased by $1.7 million and borrowings under the revolving credit facility increased by $2.2 million, but term loans of $5.5 million were repaid and additional junior indebtedness of $3.5 million was incurred. Accounts receivables increased $1.3 million primarily due to operations in China and increased sales into the external market. Inventory increased by $1.2 million primarily in the US and China reflecting slow sales in Q3 and a seasonal buildup to avoid stock outs in peak times of late December through May in North America. Other current assets increased $0.8 million, primarily due to prepayments to material suppliers in China and Argentina. Assets of discontinued operations decreased $0.8 million with the sale of Plot 24 in India (discussed in more detail in Note 17) and further inventory sales. Accounts payables increased $2.5 million mainly in China due to extended payment terms negotiated with raw materials suppliers.

Three months ended October 31, 2013, As Compared to the Three Months Ended October 31, 2012

Net Sales. Net sales decreased $1.5 million, or 6.0%, to $22.8 million for the three months ended October 31, 2013, from $24.2 million for the three months ended October 31, 2012, mainly due to a decrease in Brazil sales of $2.4 million, a decrease of 55%, as a result of several large bid orders shipped in the third quarter last year and a generally poor sales level in Brazil. There can be no assurance that sales in Brazil will improve. Domestic sales in China and to the Asia Pacific Rim decreased by $0.3 million or 7%, however, excluding direct ships to the US of $2.1 million included in prior year sales now included in US sales in the current year, China external sales increased by $1.8 million. China adjusted sales increased primarily due to increased orders from our customers in Japan and Korea and completion of a large apparel contract for China. UK sales increased by $0.3 million, or 10.9%. Russia and Kazakhstan sales combined decreased by $0.1 million, or 18%. US domestic sales of disposables increased by $1.5 million, mainly due to inclusion of direct ship billing of $2.1 million, chemical sales were flat, fires protection sales increased $0.6 million, wovens sales decreased $0.3 million and reflective sales increased by $0.2 million, for an overall sales gain in the US of $1.6 million, or 16.7%. Sales for Lakeland worldwide, excluding Brazil, increased $1.0 million, or 4.6%, over the third quarter of last year.

Gross Profit. Gross profit decreased $2.3 million, or 31%, to $5.0 million for the three months ended October 31, 2013, from $7.3 million for the three months ended October 31, 2012. Gross profit as a percentage of net sales decreased to 22.1% for the three months ended October 31, 2013, from 30.1% for the three months ended October 31, 2012. Major factors driving the changes in gross margins were:

•
Brazil gross margin was a gross loss of (46.7) percentage points for this year compared with 27.1% last year resulting from several large bid contracts at a high margin last year, and heavy discounting in this year to promote sales, an inventory write-down of $1.2 million as explained above, along with sales of raw material below cost to raise cash for Brazil.

•
Disposables gross margin increased by 3.5 percentage points due to higher volume resulting from conversion of customers to Lakeland branded product with a higher gross, a price increase and adjustments in transfer pricing, partially offset by a $368,000 reduction in inventory valuation due to changes in overhead rates, and a $375,000 addition to reserves for one discontinued product line.

•	Argentina gross margin decreased by 15 percentage points mainly due to poor volume resulting from lack of working capital and government controls over imports.
•	Higher margins in chemical sales were reflective of a different sales mix.
•	UK margins were up by 2.1 percentage points reflecting higher volume and improved sales mix.
•	Gloves margin decreased by 3.4 percentage points, mainly resulting from an increase in inventory reserves for Nitrosal gloves.

Operating Expenses. Operating expenses decreased $0.9 million, or 13.5%, to $6.1 million for the three months ended October 31, 2013 from $7.0 million for the three months ended October 31, 2012. Operating expenses as a percentage of net sales was 26.5% for the three months ended October 31, 2013 down from 29% for the three months ended October 31, 2012. Major factors comprising this decrease were:

$(0.3)	million decrease in commissions primarily in Brazil as a result of reduced volume and no large bid contracts
$(0.3)	million decrease in payroll administrative salaries due to reductions in Brazil
$(0.2)	million decrease in equity compensation reflecting the current estimation of zero performance level
$(0.2)	million decrease in currency fluctuation expense
$0.1	million increase in amortization reflecting the financing completed in Q2

Operating Profit. Operating profit decreased to a loss of $1.0 million for the three months ended October 31, 2013, from a profit of $0.3 million for the three months ended October 31, 2012, mainly as a result of the Brazilian operations. Operating margins were a loss of (4.5)% for the three months ended October 31, 2013, compared to 1.1% for the three months ended October 31, 2012.

Interest Expenses.  Interest expenses increased $0.3 million to $0.6 million for the three months ended October 31, 2013, from $0.3 million for the three months ended October 31, 2012, due to higher rates prevailing in Brazil, US, and UK, mainly resulting from the new financing completed in Q2. Also included in interest expense is a non-cash charge of approximately $138,000 of amortization of OID on the Subordinated Loan.

Income Tax Expense. Income tax expenses consist of federal, state and foreign income taxes. Income tax benefits were flat for the three months ended October 31, 2013, from $0.3 million for the three months ended October 31, 2012.

Net Income (Loss). Net income decreased by $2.1 million to $(1.8) million for the three months ended October 31, 2013, from $0.3 million for the three months ended October 31, 2012, mainly due to the Brazilian losses and $1.2 million of inventory write-downs.

New Strategy in Brazil
During the Quarter ending October 31, 2013, Lakeland terminated the previous management in Brazil and hired a new CEO specializing in turnaround situations. We adopted a new strategy emphasizing industrial and smaller governmental agency orders, de-emphasizing large bid contracts. Accordingly, throughout the current fiscal year, there has been major cost cutting in Brazil to “right size” the operation to appropriate levels for the new lower volume strategy.

Nine Months Ended October 31, 2013, As Compared to the Nine Months Ended October 31, 2012

Net Sales. Net sales decreased $2.5 million, or 3.5%, to $69.2 million for the nine months ended October 31, 2013, from $71.7 million for the nine months ended October 31, 2012. The net decrease was due to a $9.5 million decrease in foreign sales including a $8.8 million decrease in Brazil partially offset by an increase of $7.0 million in domestic sales. Domestic sales in China and to the Asia Pacific Rim decreased by $1.2 million or 10%, however, excluding direct ships to the US of $5.4 million included in prior year sales now included in US sales in the current year, China external sales increased by $4.2 million. UK sales increased by $1.4 million, or 19.1%. Russia and Kazakhstan sales combined increased by $0.7 million, or 91%. Domestic sales of disposables increased by $4.4 million, chemical sales increased by $0.4 million, fires sales increased $1.0 million, wovens sales increased $0.1 million and reflective sales increased by $2.5 million. Sales in Brazil decreased by $8.8 million, a decrease of 61.9%, as a result of several large bid orders shipped in the third quarter last year and a generally poor sales level in Brazil. There can be no assurance that sales in Brazil will improve. Sales for Lakeland worldwide, excluding Brazil, increased $6.3 million, or 10.9%, over the nine months of last year.

Gross Profit. Gross profit decreased $3.1 million, or 14.5%, to $18.6 million for the nine months ended October 31, 2013, from $21.7 million for the nine months ended October 31, 2012. Gross profit as a percentage of net sales decreased to 26.8% for the nine months ended October 31, 2013, from 29.7% for the nine months ended October 31, 2012. Major factors driving the changes in gross margins were:

•
Brazil gross margin was a loss of (8.9)% for this year compared with 33.7% last year resulting from several large bid contracts at a high margin last year, and heavy discounting in this year to promote sales, an inventory write-down of $1.2 million as explained above, and sales of raw material below cost to raise cash for Brazil.

•
Disposables gross margin increased by 5.3 percentage points due to higher volume resulting from conversion of customers to Lakeland branded products with a higher gross, a price increase and adjustments in transfer pricing, partially offset by a $368,000 reduction in inventory valuation due to changes in overhead rates, and a $375,000 addition to reserves for the discontinued product line.

•
Wovens gross margin increased 11.5 percentage points in FY14 compared with FY13. This increase was mainly due to the FY13 inventory write-downs resulting from the closure of the Missouri plant, disruptions, inefficiencies and a shortage following the move.

•
Chemical gross margins increased 7.1 percentage points in FY14 compared with FY13. This increase is primarily due to the conversion of customers to Lakeland brand products with higher gross margins and adjustments in transfer pricing.

•	Argentina gross margin decreased by 13.9 percentage points mainly due to poor volume resulting from lack of working capital and government controls on imports.
•
China gross margins decreased 3.3 percentage points primarily due to the accrual of shutdown costs in our Qingdao facility, offset by an increase in higher margin domestic China and Asia Pacific sales.

•	Gloves margin decreased by 5.4 percentage points mainly resulting from an increase in inventory reserves for Nitrosol gloves.

Operating Expenses. Operating expenses decreased $2.8 million, or 12.9%, to $18.5 million for the nine months ended October 31, 2013, from $21.3 million for the nine months ended October 31, 2012. As a percentage of sales, operating expenses decreased to 26.8% for the nine months ended October 31, 2013, from 29.7% for the nine months ended October 31, 2012. The $2.7 million decrease in operating expenses in the nine months ended October 31, 2013, as compared to the nine months ended October 31, 2012, was comprised of:

$(1.0)	million decrease in sales commission mainly resulting from two large bid contracts in Brazil last year which resulted in high commissions
$(0.7)	million reduction in payroll administrative expense and payroll taxes primarily in Brazil as the labor complement was adjusted and lower Brazilian volume overall
$(0.4)	million reduction in China operating expense reclassified from cost of goods sold, mainly resulting from less operating expense from the sale of the Qingdao operation
$(0.2)	million reduction to bad debt expense due to expense incurred in Argentina in FY13
$(0.2)	million decrease in equity compensation expense due to FY13 change from baseline to zero on the 2012 Restricted Stock Plan
$(0.2)	million decrease to miscellaneous general and administrative expenses
$(0.1)	million reduction in officer cash salaries as officers voluntarily received one third of compensation in the form of restricted stock
$(0.1)	million decrease in travel expenses as fewer trade shows were attended in FY14
$(0.1)	million reduction to research and development as compared to FY13
$(0.1)	million reduction in freight out resulting from sales mix
$0.2	million increase in bank fees and amortization related to the new financing in the US in Q2

Liquidity and Capital Resources

Cash Flows.   As of October 31, 2013, we had cash and cash equivalents of $5.0 million and working capital of $39.6 million. Cash and cash equivalents decreased $1.7 million, as a result of worldwide cash management and the operating losses in Brazil, and working capital increased $3.6 million from January 31, 2013. International cash management is affected by local requirements and movements of cash across borders can be slowed down significantly.

Net cash (used in) operating activities of $(3.0) million for the nine months ended October 31, 2013 was due primarily to profit from operations, an increase in accounts payable of $2.8 million offset by the reversal of the deferred tax asset write down of $4.6 million and a $2.6 million increase in inventories.  Net cash provided by investing activities of $0.2 million in the nine months ended October 31, 2013 was due to the completion of the sale of Qingdao and India Plot 24.

We currently have one Senior credit facility:  $15 million revolving credit facility which commenced June 28, 2013, of which we had $11.8 million of borrowings outstanding as of October 31, 2013, expiring on June 30, 2016 at a current per annum rate of 6.25%. Maximum availability in excess of amount outstanding at October 31, 2013 was $2.3 million. Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to earnings before interest, taxes, depreciation and amortization and others relating to fixed charge coverage ratio and limits on capital expenditures and investments in foreign subsidiaries. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders, including BDC, have a security interest in substantially all of our US and Canadian assets and pledges of 65% of the equity of the Company’s foreign subsidiaries, outside Canada. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business. Lakeland has recently closed on new financing as described more fully in Note 6 to the Financial Statements. Our current availability under our Credit Facility, coupled with our anticipated operating cash and cash management strategy, is sufficient to cover our liquidity needs for the next 12 months.

Subordinated Debt Financing (Junior Lender). As described more fully in Note 6, the June 28, 2013 financing included Subordinated Debt which contained warrants. The value of the warrants was treated as Original Issue Discount (OID) and will be amortized over the term of the loan. Management views this to be one blended loan or transaction along with the Senior Debt at 6.25%, since the subordinated debt was a required condition of closing made by the Senior Lender. In management’s view, this financing is at favorable terms considering Lakeland’s then deteriorating financial conditions at the time of the closing and the year prior as well as the alternatives available to the Company. Lakeland considered several “Unitranche” transactions with overall cost less favorable than the overall cost of the combined Senior and Junior financing closed June 28, 2013.

Capital Expenditures.Our capital expenditures principally relate to purchases of building and equipment in Brazil and Mexico, manufacturing equipment, computer equipment and leasehold improvements. We anticipate FY14 capital expenditures to be approximately $1.0 million. Our facilities in China have not been encumbered by commercial bank mortgages and, thus, Chinese commercial mortgage loans or the sale of a facility may be available with respect to these real estate assets if we need additional liquidity. During the three months ended October 31, 2013, the Company’s China subsidiary completed a $0.8 million loan.

During FY13 the AnQui City, China Weifang Lakeland factory expanded its operations substantially to accommodate the movement of the work in a leased facility, whose lease had expired. By bringing the two factories together, economies of scale were achieved.

Foreign Currency Exposure. The Company has foreign currency exposure, principally through its investment in Brazil, sales in China, Canada and the UK and production in Mexico and China. Management has undertaken a hedging program to offset this risk by purchasing forward contracts to sell the Canadian Dollar, Chilean Peso, Euro and Great Britain Pound. However, such program was suspended as a result of the credit issues with its former lender. Management has established, in September 2013, a foreign exchange facility with Wells Fargo Bank, N.A. Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. Management has decided not to hedge its long position in the Chinese Yuan or Brazilian Real; however, as described in Note 11, the Company does engage in cash flow hedges between the CNY and the EUR.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Item 4.         Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2013. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2013.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2013. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon an evaluation performed as of October 31, 2013 and throughout FY13, we have identified a material weakness surrounding our internal control over international financial reporting and review. In response to the material weakness management is restructuring its international financial review process and believes these changes will remediate the issue. Further, this weakness did not result in any significant adjustment to the financial statements.

Changes in Internal Control over Financial Reporting

There have been the following changes in Lakeland Industries, Inc.'s internal control over financial reporting that occurred during Lakeland's third quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting:

During the three month period ending October 31, 2013, we changed the entire top management team in Brazil. Leaving were the President, Chief Financial Officer and V.P. Sales. On September 16, 2013, we hired a new President who has specialized experience in turnaround situations.

In the US, our International Controller left the Company. We promoted our former Internal Audit Manager to Corporate Controller. All of the duties previously handled by the International Controller were assumed by either the newly promoted Corporate Controller or the V.P. of Finance.

All internal control testing that cannot be conducted by existing personnel will be outsourced. The internal control program will be monitored/tested in a manner consistent with full Sarbanes-Oxley compliance.

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

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: December 12, 2013	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President and Secretary
(Principal Executive Officer and Authorized Signatory)

Date: December 12, 2013	/s/Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)

