Form 10-K
period 2014-01-31
LAKELAND INDUSTRIES INC
filed 2014-04-28
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

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

Common Stock $0.01 Par Value

(Title of Class)

Name of Exchange on which registered – NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.              ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☐
Nonaccelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act)

Yes☐ No ☒

As of July 31, 2013, the aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant was $21,189,363 based on the closing price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2014
Common Stock, $0.01 par value per share	5,357,390 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Security Exchange Act of 1934 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

LAKELAND INDUSTRIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

		Page
PART 1:
Cautionary Statement Regarding Forward-Looking Information
Item 1	Business	1
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	23
Item 3.	Legal Proceedings	25
Item 4.	Mine Safety Disclosures	25
PART II:
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 8.	Financial Statements and Supplementary Data	37
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	79
Item 9A.	Controls and Procedures	79
Item 9B.	Other Information	80
PART III:
Item 10.	Directors, Executive Officers and Corporate Governance	—
Item 11.	Executive Compensation	—
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	81
Item 13.	Certain Relationships and Related Transactions and Director Independence	—
Item 14.	Principal Accountant Fees and Services	—
PART IV:
Item 15.	Exhibits and Financial Statement Schedules	82
	Certification under Exchange Act Rules 13a-14(b) and 15d-14(b)	88-90

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

ITEM 1. BUSINESS

Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the industrial protective clothing market. Our products are sold by our in-house customer service group, our regional sales managers and independent sales representatives to a network of over 1,200 North American safety and mill supply distributors. These distributors in turn supply end user industrial customers, such as integrated oil, chemical/petrochemical, utilities, automobile, steel, glass, construction, smelting, munition plants, janitorial, pharmaceutical, mortuaries and high technology electronics manufacturers, as well as scientific and medical laboratories. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally sales are to a mixture of end users directly and industrial distributors depending on the particular country market. Sales are made to more than 40 foreign countries but are primarily in China, European Economic Community (“EEC”), Brazil, Canada, Chile, Argentina, Australia and Southeast Asia. In FY14, we had net sales from continuing operations of $91.4 million and $95.1 million in FY13. For purposes of this Form 10-K, FY refers to a fiscal year ended January 31; for example, FY14 refers to the fiscal year ended January 31, 2014.

In FY14 we resolved many issues. FY14 started out as a difficult year with the Company in default on its banking agreements and experiencing operating losses, but during FY14 we resolved the default with new financing, which closed on June 28, 2013. Also in FY14, operating profit increased in the US before corporate expenses from $1.11 million in FY13 to $5.22 million in FY14 and increased in China from $2.88 million in FY13 to $3.54 million in FY14. This is largely due to the improvements in sales of Lakeland branded products, recovering from the loss of the DuPont license in July 2011. Our major remaining challenge is to attempt to address and resolve remaining issues in Brazil and return Brazilian operations to profitability sometime during FY15. We have changed local management and strategy, and we believe we should be able to turn around Brazil operations in FY15, but there can be no assurance in this regard.

FY13 was a challenging year for management. The Company lost an officer contract dispute where we had substantial documentary evidence that the officer in question had breached his employment contract with Lakeland. Nonetheless, a Brazilian Arbitration Panel awarded this officer a $12.5 million judgment against Lakeland. According to our local counsel, arbitration decisions in Brazil are very difficult to successfully appeal. Subsequently, Lakeland successfully negotiated the judgment down to $8.5 million of which $6.0 million was payable over six years with no interest. As of January 31, 2014, the remaining liability associated with this arbitration judgment is $5.0 million and is payable at $250,000 a quarter over the next five years, with no interest. In addition, the Brazilian government devalued its currency by 10% in 2012 which greatly reduced our margins in Brazil on imported fabrics.

A key factor in our business model is having the labor intensive sewing operation for our limited use/disposable protective clothing lines to our facilities in Mexico and China. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than is available domestically. As we have increasingly shifted production to our facilities in Mexico and China, we have experienced improvements in the profit margins for these products.

Our major product categories and their applications are described below:

•	Limited Use/Disposable Protective Clothing. We manufacture a complete line of limited use/disposable protective garments offered in coveralls, lab coats, shirts, pants, hoods, aprons, sleeves and smocks. These garments are made from several nonwoven fabrics, such as Micromax®, Micromax NS, HBF®, SafeGard® SMS®, Pyrolon XT®, Plus 2®, RyTex®, Zonegard® and ChemMax® 1 and 2. These garments provide protection from low-risk contaminants or irritants, such as chemicals, pesticides, fertilizers, paint, grease and dust, and from limited exposure to hazardous waste and toxic chemicals, including acids, asbestos, lead and hydro-carbons (or PCBs) that pose health risks after exposure for long periods of time. Additional applications include protection from viruses and bacteria, such as AIDS, streptococcus, SARS and hepatitis, at international hospitals, clinics and emergency rescue sites and use in clean room environments to prevent human contamination in the manufacturing processes.

•	High-End Chemical Protective Suits. We manufacture heavy duty chemical suits made from our Pyrolon® CRFR and ChemMax® 3, 4 and Interceptor product lines. These suits are worn by individuals on hazardous material teams to provide protection from powerful, highly concentrated and hazardous or potentially lethal chemical and biological toxins, such as toxic wastes at Super Fund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as sarin gas, anthrax or ricin), and hazardous chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities. These suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. We believe Homeland Security measures and government funding of personal protective equipment for first responders to terrorist threats or attack which could result in increased demand for our high-end chemical suits, and we believe a reasonable demand for these suits will continue in the future as annual state and local bioterrorism grants are spent.

•	Firefighting and Heat Protective Apparel. We manufacture both domestically and internationally an extensive line of firefighting and heat protective apparel for use by firefighters and other individuals that work in extreme heat environments. Our firefighting apparel is sold to local municipalities and industrial firefighting teams. Our heat protective aluminized fire suits are manufactured from Nomex®, a fire and heat resistant material, and Kevlar®, a cut and heat resistant, high-strength, lightweight, flexible and durable fiber produced by DuPont and woven by Tencate, Springs and other fabric manufacturers. This apparel is also used for maintenance of extreme high temperature equipment, such as coke ovens, kilns, glass furnaces, refinery installations and smelting plants, as well as for military and airport crash and rescue teams.

•	Reusable Woven Garments. We manufacture a line of reusable and washable woven garments that complement our firefighting and heat protective apparel offerings and provide alternatives to our limited use/disposable protective clothing lines. Product lines include electrostatic dissipative apparel used in the pharmaceutical and automotive industries for control of static electricity in the manufacturing process, clean room apparel to prevent human contamination in the manufacturing processes, flame resistant Nomex® and fire resistant (FR) cotton coveralls used in chemical and petroleum plants and for wildland firefighting, and extrication suits for police and ambulance workers.

•	High Visibility Clothing. We manufacture a line of high visibility clothing. This line includes flame retardant and reflective garments for the fire Industry, Nomex clothing for utilities and high visibility reflective outer wear for industrial uniforms and State Departments of Transportation.

•	Glove and Sleeves. We manufacture gloves and arm guards from Kevlar® and Spectra® cut resistant fibers made by DuPont, Honeywell and similar yarns made by other manufacturers, as well as engineered composite yarns and our Microgard antimicrobial yarns for food service markets. These gloves are used primarily in the automotive, glass, metal fabrication and food service industries to protect the wearer’s hands and arms from lacerations and heat without sacrificing manual dexterity or comfort.

We maintain manufacturing facilities in Alabama, Mexico, Brazil, Argentina, China and Pennsylvania (Pennsylvania facility will be closed in FY15 and all production is being moved to Mexico, and the sales and administrative functions will be moved to Alabama), where our products are designed, manufactured and sold. We also have relationships with sewing subcontractors in Mexico, Argentina, Brazil and China, which we can utilize for unexpected production requirement. Our international facilities allow us to take advantage of favorable labor and component costs, thereby increasing our profit margins on products manufactured in these facilities. These facilities also allow us to sell in those domestic markets, thereby avoiding high import tariffs in countries like Argentina, Brazil and China. The Company decided to discontinue operations in its India glove manufacturing facility and put the assets and business up for sale during FY12, which assets were written down to estimated net realizable value in FY 12 with a further write-down in FY13 when the assets proved to be difficult to market. The Company decided to liquidate this division primarily because it incurred significant operating losses since inception, and the division was unsuccessful in developing sufficient sales to reach at least break even.

Industry Overview

The industrial work clothing market includes our limited use/disposable protective or safety clothing, our high-end chemical protective suits, our firefighting and heat protective apparel, gloves and our reusable woven garments.

The industrial protective safety clothing market in the United States has evolved over the past 44 years as a result of governmental regulations and requirements and commercial product development. In 1970, Congress enacted the Occupational Safety and Health Act, or OSHA, which requires employers to supply protective clothing in certain work environments. Almost two million workers in the US are subject to OSHA standards today. Certain states have also enacted worker safety laws that further supplement OSHA standards and requirements.

The advent of OSHA coincided with the development of light disposable fabrics, such as SMS (a three layered nonwoven) and Polypropylene which, for the first time, allowed for the economical production of lightweight, disposable protective clothing. The attraction of disposable garments grew in the late 1970s as a result of increases in labor and material costs of producing cloth garments and the promulgation of federal, state and local safety regulations. Also, in order to comply with World Trade Organization (“WTO”) entry requirements, foreign countries are beginning to adopt and imitate OSHA regulations, American National Standards Institute (“ANSI”) and Committee European de Normalization (“CE”) standards. Thus, these developing international markets are growing much more rapidly than the US markets where these regulations and standards have been in effect for over 44 years.

International and Domestic Standards

Standards development, within both the US and global markets, continues to challenge manufacturers as the pace of change and adoption of new standards increase. Recently this dynamic has been further complicated by the collapse of WTO talks to revise General Agreement on Tariffs and Trade (“GATT”). This is leading to the establishment of new barriers to trade within WTO requirements and an increase in bilateral trade agreements. Complex and changing international standards play to Lakeland’s strengths when compared to most multinationals or smaller manufacturers.

Globally, standards for lower levels of protection are also changing rapidly. In 1996, the European Committee for Standardization (“CEN”) adopted a group of standards that collectively comprised the only standards available for chemical protective clothing for general industry. Because these standards established performance requirements for a wide range of chemical protective clothing, these standards have been adopted by many countries and multinational corporations outside of the European Union (“EU”) as minimum requirements. This is especially true in the Asian and Pacific markets where compliance with occupational health and safety standards is being driven by WTO membership. In addition to CEN, ASTM International and the National Fire Protection Association (“NFPA”) are increasing the numbers of “Memorandums of Understanding” (“MOUs”) they have in place with foreign countries as they vie for relevance on the international stage. Developing nations that want WTO membership must establish worker safety laws as the USA did in 1970 with its OSHA laws. This trend is driving demand for our products internationally, particularly in fast Gross Domestic Product (“GDP”) growth countries, such as China, Chile, Australia and Russia.

A number of developing nations are now becoming active in their own standards development based on existing international standards.  However, the primary goal of their standards writing activity is not focused on worker protection (that is provided for by the use of international standards), rather they are attempting to establish their own certification criteria that will protect their domestic markets or favor specific regional suppliers. This presents a new challenge in that now not only are we faced with multiple test methods and standards, but we have the potential for multiple certification processes. While this adds to product development and sales expenses, the additional cost is only incremental. The real challenge is in navigating the certification process itself. Lakeland, by virtue of its international manufacturing and sales operations, is in a unique position to capitalize on this complex dynamic.

With the 2010 publication of ANSI/ISEA (International Safety Equipment Association) 103, there are now three standards that apply to chemical protective clothing for industrial applications globally and in the coming year, Canada is likely to adopt its own version of ISO 16602 adapted  specifically for their market requirements. There are a number of reasons why we believe that none of these will ever achieve global dominance even among countries that aggressively seek to comply with WTO agreements on Technical Barriers to Trade (TBT). This situation, having to comply with multiple international standards, favors protective clothing suppliers that manufacture their own garments as they are in the best position to minimize the long certification times and expenses for manufacturing. With manufacturing in multiple countries around the world and a uniquely consolidated international sales force, Lakeland is well positioned to take advantage of this development in international standards

Business Strategy

Key elements of our strategy include:

•	Increase International Sales Opportunities. In the past, we aggressively increased our penetration of the international markets for our product lines. Starting in FY07 and through FY08, we opened sales offices in Beijing, Shanghai, Chongqing, Guangzhou and Weifang, China; Santiago, Chile and Buenos Aires, Argentina and in FY11, we opened sales offices in Russia, India and Kazakhstan. We acquired Qualytextil, a Brazilian manufacturer, in FY08, with the intent of penetrating this market. However, in FY13, we experienced challenges arising out of the arbitration settlement. While the challenges in Brazil have again required much of our focus this year, we continue to believe in this strategy of aggressively penetrating international markets, because many countries have adopted legislation similar to the 1970 US OSHA in order to facilitate their entry into the WTO which has, as a requisite for entry, worker safety laws (like OSHA), social security, environmental and tax laws similar to that of the USA and Europe. These new worker safety laws have driven the demand for our products in these rapidly growing economies. In Brazil we have changed strategy to deemphasize large bid contracts and focus on industrial and smaller government sales.

•	Improve Marketing in Existing Markets. We believe significant growth opportunities are available to us through the better positioning, marketing and enhanced cross-selling of our reusable woven protective clothing, glove and arm guards and high-end chemical suit product lines, along with our limited use/disposable lines as a bundled offering. This allows our customers one stop shopping using combined freight shipments.

•	Continued Emphasis on Customer Service. We continue to offer a high level of customer service to distinguish our products and to create customer loyalty. We offer well-trained and experienced sales and support personnel, on-time delivery and accommodation of custom and rush orders. We also seek to advertise our Lakeland branded trade names and trademarks.

•	Introduce New Products; Focus on Energy Sector. We continue our history of product development and innovation by introducing new proprietary products across all our product lines. Our innovations have included Micromax® disposable protective clothing line, our ChemMax® line of chemical protective clothing, our Despro® patented glove design, Microgard antimicrobial products for food service, our engineered composite glove products for high cut and abrasion protection, our Thermbar™ glove and sleeve products for heat protection, Grapolator™ sleeve lines for hand and arm cut protection and our Thermbar™ Mock Twist glove for hand and arm heat protection. We own 13 patents on fabrics and production machinery and have two foreign applications in process.

•	Our US operation’s strategy is focused on the Energy sector, where we continue to see strong growth potential for our products.
•	The driver for the Energy Sector in the US (and Canada) continues to be the growth of domestic oil and gas production from “Fracking” and directional drilling that make possible extraction from shale formations deep underground. The resulting spike in exploration and production has already greatly increased demand for the Fire Resistant (FR) clothing that must be worn by workers, and the demand is expected to grow for at least the next decade. The Bakken Shale formation in North Dakota, for example, has seen approximately 8,000 wells drilled since the new technologies were perfected, and the number is projected to reach as many as 50,000 over the next 20 years. Accordingly, the development of new and improved FR clothing items, along with higher performance fabrics, is a top priority, and will be for the foreseeable future. During FY14, we introduced a number of new FR work garments and plan to introduce more in FY15.

•	The other significant driver of energy-related demand growth is in the utility industry, both electric and gas, for our Reflective clothing division. Already, a steadily growing area for Lakeland, due to enhanced visibility regulations for utility workers, a new emphasis on fabrics that protect against arc flash and ignition of gases due to static charges, provides a further avenue for growth.
•	Accordingly, over the past two years, we introduced new reflective coveralls, overalls, vests, shirts and rainwear that are both FR and arc flash-rated. We also introduced new reflective vests and jackets that are not FR but are designed for use by road and transportation workers, such as utility, railroad and road construction crews, as well as emergency workers.
•	During FY14, our Fire division introduced our all-new line of turnout gear designed to meet the new NFPA 2012/13 standards. We believe that the many design innovations of these new suits will garner notice and positive results for the division.

•	Decrease Manufacturing Expenses by Moving Production to International Facilities. We continued to identify opportunities to take advantage of our low cost production capabilities in China, Mexico and Brazil. Beginning in 1995, we successfully moved the labor-intensive sewing operation for our limited use/disposable protective clothing lines to facilities in Mexico and China. Beginning January 1, 2005, pursuant to the United States World Trade Organization Treaty with China and the 1995 North American Free Trade Agreement (“NAFTA”), the reduction in quota requirements and tariffs imposed by the US and Canada on textile goods, such as our reusable woven garments, have made it more cost effective to move production for some of these product lines to our assembly facilities in China and Mexico. Additionally,

•	We continue to press our raw material and component suppliers for price reductions and better payment terms.
•	We are sourcing more raw materials and components from our China based operations as opposed to sourcing from Europe and North America.
•	We are re-engineering many products to reduce the amount of raw materials used and reduce the direct labor required.
•	In FY13, we relocated the operations in our facility in Missouri and moved the production into our Alabama facility and to our newly expanded facility in Mexico. This move resulted in a significant net overhead reduction in FY14.
•	During FY14, the Company's plant in Qingdao China was closed and sold. All production operations were relocated from this plant to other Lakeland facilities.
•	During Q1 FY15, all production from the Company’s plant in Pennsylvania is being moved to Mexico, and the sales and administrative functions will be moved to Alabama. The Company does not anticipate incurring significant costs for this move.

Our Competitive Strengths

Our competitive strengths include:

•	Industry Reputation. We devote significant resources to creating customer loyalty and brand integrity by accommodating custom and rush orders and focusing on on-time delivery. Additionally, our ISO 9001 and 9002 certified facilities manufacture high-quality products. As a result of these factors, we believe that we have an excellent reputation in the industry.

•	International Manufacturing Capabilities. We have operated our own manufacturing facilities in Mexico since 1995 and in China since 1996. Our facilities in China in FY14 totaled 143,691 sq. ft. of manufacturing, warehousing and administrative space, and our facility in Mexico totaled 74,000 sq. ft. of manufacturing, warehousing and administrative space. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the US and permits us to purchase certain raw materials at a lower cost than are available domestically.

•	International Sales Offices. We have sales offices around the world to service various major markets, including offices in Toronto, Canada; Newport, UK; Beijing, Weifang, Guangzhou, Chongqing and Shanghai, China; Australia; Southeast Asia; Santiago, Chile; Buenos Aires, Argentina; Jerez, Mexico; Moscow, Russia; Ust-Kamenogorsk, Kazakhstan; and Buenos Aires, Argentina. In FY14, the Company's plant in Qingdao China was closed and sold with operations being more efficiently consolidated to our other production facilities.

•	Comprehensive Inventory. We have a large product offering with numerous specifications, such as size, styles and pockets, and maintain a large inventory of each in order to satisfy customer orders in a timely manner. Many of our customers traditionally make purchases of industrial protective gear with expectations of immediate delivery. We believe our ability to provide timely service for these customers enhances our reputation in the industry and positions us strongly for repeat business, particularly in our limited use/disposable protective clothing lines.

•	Manufacturing Flexibility. By locating labor-intensive manufacturing processes, such as sewing, in Brazil, Mexico and China, and by utilizing sewing subcontractors, we have the ability to increase production without substantial additional capital expenditures. Our manufacturing systems allow us flexibility for unexpected production surges and alternative capacity in the event any of our independent contractors become unavailable.

Products

The following table summarizes our principal product lines, the raw materials used to manufacture them, their applications and end markets:

Product Line	Raw Material	Protection Against	End Market
Limited use/disposable protective clothing	• Laminates of Polyethylene, Spunlaced Polyester, SMS, Polypropylene, and Company Micromax®, Micromax NS, Micromax M3P and HBF, ChemMax® 1, ChemMax® 2, Pyrolon®, and numerous other non-woven fabrics

•     Contaminants, irritants, metals, chemicals, fertilizers, pesticides, acids, asbestos, PCBs, lead, dioxin and many other hazardous chemicals

•     Viruses and bacteria (AIDS, streptococcus, SARS, Bird flu and hepatitis)

• Integrated oil • Chemical industries • Public utilities • Automotive and pharmaceutical industries • Government (terrorist response) • Laboratories • Janitorial
High-end chemical protective suits	• ChemMax® 3 and 4 • Interceptor® • Pyrolon® CRFR • Other Lakeland patented co-polymer laminates	• Chemical spills • Toxic chemicals used in many varied manufacturing processes • Terrorist attacks, biological and chemical warfare (sarin, anthrax and ricin)	• Integrated oil, chemical and nuclear industries • Hazardous material teams • Fire departments (hazmat) • Government (first responders)
Firefighting and heat protective apparel	• Nomex® • Aluminized Nomex® • Aluminized PBI/ Kevlar® • PBI Matrix and Gemini • Millenia XT® • Basofil® • Advance • Advance Ultra • Fyrban	• Fire, burns and excessive heat	• Municipal, corporate and volunteer fire departments • Wildland fire fighting • Hot equipment maintenance personnel and industrial fire departments • Oil well fires • Airport crash rescue

Limited Use/Disposable Protective Clothing

Product Line	Raw Material	Protection Against	End Market
Reusable woven garments	• Staticsorb carbon thread with polyester • Cotton polyester blends • Cotton • Polyester • Tencate® FR cottons • Nomex®/FR Aramids • Nylon • Indura® Ultrasoft/FR cotton • Stedfast BB	• Protects manufactured products from human contamination or static electrical charge • Bacteria, viruses and blood borne pathogens • Protection from Flash fires	• General industrial applications • Household uses • Clean room environments • Emergency medical ambulance services • Chemical and oil refining • Medical and laboratory facilities
High Visibility Clothing	• Polyester mesh • Solid polyester • FR polyester mesh • FR solid polyester • Modacrylic • Modacrylic antistatic • FR cotton • Nomex • FR trim	• Lack of visibility • Heat, flame, sparks • Arc flash • Static buildup, explosive atmospheres • Fire, heat explosions	• Highway • Construction • Maintenance • Transportation • Airports • Police • Fire, EMS • Electric, coal and gas utilities • Extrication Confined space rescue
Gloves and Sleeves

•     Kevlar® yarns

•     Kevlar® wrapped steel core yarns

•     Spectra® yarns

•     High Performance Polyethylene yarns (“HPPE”)

•     Composite engineered yarns

•     Nitrile, latex, natural rubber, neoprene, polyurethane compounds and mixtures thereof

		• Cuts, lacerations, heat, hazardous chemicals and dermatological irritants	• Integrated oil • Automotive, glass and metal fabrication industries • Chemical plants • Food processing • Electronic industries

We manufacture a complete line of limited use/disposable protective garments, including coveralls, laboratory coats, shirts, pants, hoods, aprons, sleeves, arm guards, caps and smocks. Limited use garments can also be coated or laminated to increase splash protection against harmful inorganic acids, bases and other hazardous liquid and dry chemicals. Limited use garments are made from several nonwoven fabrics, including our premium lines, our own trademarked fabrics, such as Pyrolon® Plus 2, XT, Micromax®, Micromax NS, Safegard®, Zonegard®, ChemMax® 1 and 2 and TomTex®, which are made of spunlaced polyester, polypropylene, laminates, microporous films and derivatives. We incorporate many seaming, heat sealing and taping techniques depending on the level of protection needed in the end use application.

Typical users of these garments include integrated oil/petrochemical refineries, chemical plants and related installations, automotive manufacturers, pharmaceutical companies, construction companies, coal, gas and oil power generation utilities and telephone utility companies, laboratories, mortuaries and governmental entities. Numerous smaller industries use these garments for specific safety applications unique to their businesses. Additional applications include protection from viruses and bacteria, such as AIDS, streptococcus, SARS and hepatitis, at international hospitals, clinics and emergency rescue sites and use in clean room environments to prevent human contamination in the manufacturing processes. There is no one customer who constituted more than 5% of sales in FY14 and in FY13 one customer accounted for 7% of sales.

Our limited use/disposable protective clothing products range in unit price from $0.19 for shoe covers to approximately $5.00 for a ChemMax® 1 laminated hood and booted coverall. Our largest selling item, a standard white Micromax NS ANSI standard or CE standard coverall, sells for approximately $2.00 to $3.75 per garment. By comparison, similar reusable cloth coveralls range in price from $35.00 to $90.00, exclusive of laundering, maintenance and shrinkage expenses.

We warehouse and sell our limited use/disposable garments primarily at our Alabama and China manufacturing facilities and secondarily from warehouses in Hull, United Kingdom; Sao Paulo, Brazil; Toronto, Canada; Buenos Aires, Argentina; Santiago, Chile; Moscow, Russia; Ust-Kamenogorsk, Kazakhstan; Las Vegas, Nevada; and Sinking Spring, Pennsylvania, (Pennsylvania plant being closed in FY15 and all production is being moved to Mexico, and the sales and administrative functions will be moved to Alabama). The fabric is cut and sewn into required patterns at our two Chinese and one Mexican plant and shipped to all our sales points around the world. Our assembly facilities in China and Mexico cut, sew and package the finished garments and return them primarily to our Alabama plant, normally within 1 to 10 weeks, for immediate shipment to our North American customers.

In FY14, there was no independent sewing contractor that accounts for more than 5% of our production of the limited use disposable garments or any of our other divisions. We believe that we can obtain adequate alternative production capacity should any of our independent contractors become unavailable.

High-End Chemical Protective Suits

We manufacture and sell heavy duty protective chemical suits and protective apparel from our proprietary CRFR, ChemMax® 3, 4, Interceptor and other fabrics. These suits are worn by individuals on hazardous material teams and within general industry to provide protection from powerful, highly concentrated and hazardous or potentially lethal chemical and biological toxins, such as toxic wastes at Superfund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as sarin, anthrax or ricin and mustard gas) and chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities. Our line of chemical protective clothing ranges in cost from about $30-$1,300 per garment. The chemical suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. We have also introduced two garments approved by the National Fire Protection Agency (NFPA) for varying levels of protection:

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

The addition of Interceptor and ChemMax® 4 to our product line provides Lakeland with, we believe, the most complete and cost-effective line of chemical protective garments available on the market today. Garments are certified to NFPA standards where applicable, and versions of all of these garments are CE certified.

We manufacture chemical protective clothing at our facilities in Alabama, Mexico and China. Using fabrics, such as ChemMax® 1, ChemMax® 2, ChemMax® 3, ChemMax® 4 and Interceptor, we design, cut, sew and seal these materials to meet customer purchase orders.

Firefighting and Heat Protective Apparel

We manufacture an extensive line of UL/NFPA-certified structured firefighter protective apparel for domestic and foreign fire departments, available both in standard stock form and custom configurations.

We offer basic firefighter turnout/bunker gear in the Attack (A10) and Battalion (B1) styles. Newly introduced in 2013 are the Battalion (“B2”) style with advanced ergonomic features and the Stealth style, with innovative features new to the fire industry.

We also manufacture each of the above styles in our UL/NFPA-certified Proximity line for Aircraft Rescue Fire Fighting (“ARFF”) with aluminized shells.

We manufacture full lines of Fire service extrication suits in FR cotton, UL/NFPA-certified Wildland firefighting apparel in multiple fabrics and Aluminized Kiln entry/Approach suits to protect industrial workers from extreme heat.

We manufacture fire suits at our facilities in China, Mexico, Alabama and Brazil. Our fire suits range in price from about $800 for standard fire department turnout gear to $2,000 for custom gear. Our Lakeland Fire® brand of firefighting apparel continues to benefit from ongoing research and development investment, as we seek to address the ergonomic needs of stressful occupations.

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

Additionally, we are currently working on a new line of FR woven garments that will be utilized in the expanding Oil and Gas exploration market.

Our product lines include the following:

•	Electrostatic dissipative apparel used by electric and gas utilities.
•	Flame resistant Nomex®/FR and FR Cotton coveralls/pants/jackets used in petrochemical and refining operations.
•	Cotton and Polycotton coveralls, lab coats, pants and shirts.

Our reusable woven garments range in price from $30 to $200 per garment. We manufacture woven cloth garments at our facilities in China and Mexico. We are continuing to relocate highly repetitive sewing processes for our high volume, standard product lines, such as woven protective coveralls and fire retardant coveralls to our facilities in China and Mexico where lower fabric and labor costs allow increased profit margins.

High Visibility Clothing

Lakeland Reflective manufactures and markets a comprehensive line of reflective apparel meeting the American National Standards Institute (ANSI) requirements as designated under standards 107-2010 and 207-2006. The line includes vests, T-shirts, sweatshirts, jackets, coats, raingear, jumpsuits, hats and gloves.

Fabrics available, including solid and mesh fluorescent, polyester, both standard and FR treated, Modacrylic materials, which meet ASTM 1560 Test method for standard 70 Electric Arc Protection, are part of our offering. We recently introduced a breathable Modacrylic fabric. We believe this fabric should have strong appeal in states where very hot weather affects utility workers working outside during spring and summer (heat prostration).

In FY14, we released a new series of High Viz Polyurethane FR/ARC rated rainwear. This ARC rated rainwear is light in weight, soft, flexible and provides a breathable, cooler garment. This product is intended for the Gas and Electrical Utility markets. The Lakeland ARC TECH FR/PU garment exceeds all of the required ASTM ARC and Flash fire ratings for the large Electric and Gas Utility market.

Since 2008, all contractors and others working on any highway which benefits from Federal Funds have been required to wear Class 2 or Class 3 vests. This legislation has greatly expanded the market for economically priced vests, which we manufacture in China.

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

In addition to ANSI Reflective items, Lakeland Hi-Visibility manufactures Nomex and FR cotton garments which have reflective trim as a part of their design criteria. These garments typically are used in rescue operations, such as those encountered with a vehicular crash. Garments in this group are not as price sensitive as those in the reflective categories. Consequently, they are made in our Pennsylvania facility where we can react to customized needs and offer quicker customer response. Garments in this group can range in price from $200-$350.

Gloves and Sleeves

We manufacture and sell specially designed glove and sleeve protective products made from Kevlar®, a cut and heat resistant fiber produced by DuPont, Spectra®, a cut resistant fiber made by Honeywell and our proprietary patented engineered yarns. We are one of only nine companies licensed in North America to sell 100% Kevlar® gloves, which are high strength, lightweight, flexible and durable. Kevlar® gloves offer a better overall level of protection and lower worker injury rate, and are more cost effective than traditional leather, canvas or coated work gloves. Kevlar® gloves, which can withstand temperatures of up to 400°F and are cut resistant enough to allow workers to safely handle sharp or jagged unfinished sheet metal, are used primarily in the automotive, glass and metal fabrication industries. Our higher end string knit gloves range in price from about $40 to $170 for a dozen pair. We manufacture these string knit gloves primarily at our Mexican facility, enabling lower production and labor costs.

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

As we are increasingly sourcing fabrics internationally, we installed a quality control laboratory at our China facility in 2012. This laboratory is critical for insuring that our incoming raw materials meet our quality requirements, and we continue to add new capabilities to this facility to further guarantee product quality and to aid in new product development.

Marketing and Sales

Domestically, we employ an employee field sales force in order to better support customers and our enhanced marketing. We further leverage our in-house sales team with 58 independent sales representatives. These employees and representatives call on over 1,200 industrial safety and fire service distributors nationwide to promote and sell our products. Distributors buy our products for resale and typically maintain inventory at the local level in order to assure quick response times and the ability to serve their customers properly. Our sales employees and independent representatives have consistent communication with end users and decision makers at the distribution level, thereby allowing us valuable feedback on market perception of our products, as well as information about new developments in our industry.

As a key competitive and marketing advantage, we manufacture nearly all the garments we sell in our own factories for better control of costs, quality and delivery. Our competitors rely largely on contractors, which is a major selling point in our favor, as customers are more comfortable dealing with the actual manufacturer.

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

Internationally, outside of Brazil, aggregate sales growth continues to meet expectations even when factoring in currency exchange rates. Product line expansion to higher value products is progressing in all global markets and is contributing to increased brand recognition, sales growth and profitability. We believe that future international growth is still sustainable in the coming year, based on our current estimates of market penetration, the introduction of higher value products and the opportunity to open new markets in which we do not yet have a presence.

Lakeland has salespeople in 18 countries outside of the US and product sales in more than 40 countries. Internationally, our sustainable market advantages continue to be our knowledge of global standards, the diversity of our product offering and the fact that we manufacture our own products. This provides our customers with product selection, quality, delivery and customer service that we believe is unmatched in the market place. There are no customers who accounted for 5% of sales or more in FY14 and in FY13 one customer accounted for 7% of sales.

Research and Development

Over the past year, we focused our research and development activities only on key development activities considered critical to the continuing growth and profitability of the Company. Lakeland currently has five such projects underway. We anticipate rollout for some of these developments in Q4 FY14 or FY15. We own 13 patents on various fabrics, patterns and production machinery.

We plan to continue investing in research and development (“R & D”) to improve protective apparel fabrics and the manufacturing equipment used to make apparel. The ability to engage in R&D for final products, fabrics and manufacturing processes/equipment is a situation unique to Lakeland and, as such, we consider this capability a sustainable competitive advantage in the market. Specifically, we plan to continue to develop new specially knit and coated gloves, woven gowns for industrial and laboratory uses, fire retardant cotton fabrics and protective nonwoven fabrics and the processes to manufacture them. During FY14 and FY13, we spent approximately $123,000 and $242,000, respectively, on research and development.

To insure that our development activities are properly directed, we are active participants in standards writing. We are represented on a number of relevant ASTM International and the International Safety Equipment Association (ISEA) committees and participate in NFPA standards writing meetings. Internationally, we participate in the US Technical Advisory Group (“TAG”) to ISO through the ASTM, monitor CEN activities through our European offices and are members of the Russian Safety Association which is integral in setting norms and standards for the Russian markets.

Suppliers and Materials

Our largest supplier in FY14 and FY13 was Southern Mills, from whom we purchased 12.7% and 11.7%, respectively, of our total purchases.

We do not have long-term, formal trademark use agreements with any other suppliers of nonwoven fabric raw materials used by us in the production of our limited use/disposable protective clothing product lines. Materials, such as polypropylene, polyethylene, polyvinyl chloride, spunlaced polyester, melt blown polypropylene and their derivatives and laminates, are available from 30 or more major mills. FR fabrics are also available from a number of both domestic and international mills. The accessories used in the production of our disposable garments, such as thread, boxes, snaps and elastics, are obtained from unaffiliated suppliers. We have not experienced difficulty in obtaining our requirements for these commodity component items.

We have not experienced difficulty in obtaining materials, including cotton, polyester and nylon, used in the production of reusable nonwovens and commodity gloves. We obtain Honeywell Spectra® yarn, used in our super cut-resistant Dextra Guard gloves, and Kevlar®, used in the production of our specialty safety gloves, from independent mills that purchase the fibers from DuPont.

Materials used in our fire and heat protective suits include glass fabric, aluminized glass, Nomex®, aluminized Nomex®, Kevlar®, aluminized Kevlar® and polybenzimidazole, as well as combinations utilizing neoprene coatings. Traditional chemical protective suits are made of Viton®, butyl rubber and polyvinyl chloride, all of which are available from multiple sources. Advanced chemical protective suits are made from our proprietary ChemMax® 1, 2, 3, 4 and Interceptor®. We have not experienced difficulty obtaining any of these materials.

Competition

Our business is highly competitive due to large competitors who have monopolistic positions in the fabrics that are standards in the industry in disposable and highend chemical suits. We believe that the barriers to entry in the reusable garments and gloves are relatively low. We face competition in some of our other product markets from large established companies that have greater financial, research and development, sales and technical resources. Where larger competitors, such as DuPont, Kimberly Clark, Ansell Edmont and Honeywell, offer products that are directly competitive with our products, particularly as part of an established line of products, there can be no assurance that we can successfully compete for sales and customers. Larger competitors outside of our Disposable and Chemical Suit Lines also may be able to benefit from economies of scale and technological innovation and may introduce new products that compete with our products.

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

Patents and Trademarks

We own 13 patents and have eight patents in the application and approval process with the US Patent and Trademark Office. We own 18 Trademarks and have two Trademarks in the application and approval process. Intellectual property rights that apply to our various products include patents, trade secrets, trademarks and, to a lesser extent, copyrights. We maintain an active program to protect our technology by ensuring respect for our intellectual property rights.

Employees

As of January 31, 2014, we had 1,427 full-time employees, 1,292, or 91%, of whom were employed in our international facilities, and 135, or 9%, of whom were employed in our domestic facilities. An aggregate of 1,100 of our employees are members of unions. We are not currently a party to any collective bargaining agreements or any other contracts with these unions. We believe our employee relations to be excellent.

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

Executive Officers of the Registrant

The following is a list of the names and ages of all of our executive officers indicating all positions and offices they hold with us as of April 28, 2014.

Name	Age	Position
Christopher J. Ryan	62	Chief Executive Officer, President, Secretary and Director
Gary Pokrassa	66	Chief Financial Officer
Stephen M. Bachelder	63	Chief Operating Officer
Charles D. Roberson	51	Vice President International Sales

Christopher J. Ryan has served as our Chief Executive Officer and President since November 2003, Secretary since April 1991, and a director since May 1986. Mr. Ryan was our Executive Vice President - Finance from May 1986 until becoming our President in November 2003. Mr. Ryan also worked as a Corporate Finance Partner at Furman Selz Mager Dietz & Birney, Senior Vice President-Corporate Finance at Laidlaw Adams & Peck, Inc., Managing-Corporate Finance Director of Brean Murray Foster Securities, Inc. and Senior Vice President-Corporate Finance of Rodman & Renshaw, respectively, between 1983-1991. Mr. Ryan has served as a Director of Lessing, Inc., a privately held restaurant chain based in New York, from 1995-2008. Mr. Ryan received his BA from Stanford University, his MBA from Columbia Business School and his J.D. from Vanderbilt Law School. Mr. Ryan’s qualifications to serve on our board include his business and legal education as well as his lengthy experience as a director at our Company and at other companies.

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

Stephen M. Bachelder has served as our Chief Operating Officer since November 2012 and a director since 2004. From February 2011 to November 2012, he served as Chairman of our Board of Directors. From March 2011 until November 2012 he served as our National Sales Manager. Mr. Bachelder was an executive and President of Swiftview, Inc., a Portland, Oregon based software company, from 1999 to 2007. Swiftview, Inc. was sold to a private equity firm in October 2006. From 1991 to 1999 Mr. Bachelder ran a consulting firm advising technology companies in the Pacific Northwest.  Mr. Bachelder was the president and owner of an apparel company, Bachelder Imports, from 1982 to 1991 and worked in executive positions for Giant Foods, Inc. and Pepsico, Inc. between 1976 and 1982.  Mr. Bachelder is a 1976 Graduate of the Harvard Business School. Mr. Bachelder’s qualifications to serve on our Board include his business education and multiple prior executive positions.

Charles D. Roberson has served as our Vice President International Sales since March 2009. Mr. Roberson joined our Company in 2004 as Technical Marketing Manager and later served as International Sales Manager. Prior to joining our Company, Mr. Roberson was employed by Precision Fabrics Group, Inc. as a Market Manager from 1995-2001 and as a Nonwovens Manufacturing Manager from 1991-1995. He began his career as a manufacturing manager for Burlington Industries, Inc. in its Menswear Division from 1985-1991.

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

While as a smaller reporting Company disclosure of risk factors is not required, the Company is voluntarily including such disclosures.

Risks Related to Our Business and Industry and Other Matters

Covenants in our credit facilities may restrict our financial and operating flexibility.

As a result of the refinancing on June 28, 2013, we currently have a $15 million revolving credit facility, expiring June 2016. Our new credit facility requires, among others, and any future credit facilities may also require, that we comply with specified financial covenants relating to fixed charge coverage, minimum consolidated earnings before interest, taxes, depreciation and amortization, and maximum capital expenditures, as more fully described in Note 6 to the financial statements herein. As part of our refinancing on June 28, 2013, we also consummated a $3.5 million subordinated debt loan, the agreement for which establishes similar financial covenants, one of which limits the amount the parent Company can spend on Brazilian operations to $200,000 over the three-year term of the loan. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business, including a limitation on annual investments and advances we can make to foreign subsidiaries. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our current credit facilities, and it is likely that our future lenders will have security interests in our assets. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2014. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon an evaluation performed as of January 31, 2014 and throughout FY14, we have identified several material weaknesses surrounding our internal control over international financial reporting and review as follows:

China

In FY13 the Company determined that there were inadequate controls and procedures in place in China. The Company further determined in Q3 of FY14, partially as a result of the change in management with the International Controller departure in Q2, that the Company’s intended remediation was not adequate. Management devoted considerable time in Q3 and Q4 of FY14 to resolving the accounting issues, and management is confident the financial reporting is correct at January 31, 2014. Management intends to further remediate the internal controls in place in China and to make changes as appropriate during FY15, including changes in financial accounting management personnel. Since the material weakness was identified prior to January 31, 2014, action was taken by management such that it did not result in a misstatement for the year.

Brazil

Management determined in FY14 that we did not have adequate internal controls in place in Brazil which constituted a material weakness. The Company has operated without adequate cash resources in Brazil and our loan agreements in the USA precluded us from sending any more cash to Brazil. As a result, we were not able to invest funds in Brazil on internal controls until the operation could be returned to profitability. In FY14 we completely changed the senior management in Brazil and recruited and hired a new CEO specializing in turnaround situations who started in September 2013 and recruited a new CFO who started in February 2014. It was not possible to address the internal controls in Brazil until late in Q4 FY14 at which time the Company engaged an outside CPA firm in Brazil to review the internal controls and procedures. Their report was just rendered March 29, 2014. The conclusion of the report was that the design of the activity/process controls does not meet the minimum requirements needed for information security controls. In addition, the report indicated that the controls resulted in high exposure in the areas of purchase, accounting closing, sales, financial, production, payroll, and logistics. Since the material weakness was identified prior to January 31, 2014, action was taken by management such that it did not result in a misstatement for the year. The Company is reviewing this report and will remediate any areas needed as soon as practicable.

Failure to Identify Related Party Transaction

The Company failed to identify all payments made to related parties during the year. During the year, it was discovered that the Weifang facility paid approximately $587,000 in fiscal 2014 and $435,000 in fiscal 2013 in payments to a company owned in part by managers of the Company’s main China subsidiary, for certain printing services, which management believes were at arms-length pricing. The appropriate disclosures were not made in the FY14 quarterly filings or in the FY13 financial filings. Since the material weakness was identified by management prior to preparation of the financial statements for the year ended January 31, 2014, it did not result in a misstatement in the 2014 Form 10-K.

Failure of Entity Level Controls

As a result of the multiple material weaknesses identified above regarding financial reporting in international locations, the Company concluded that it does not have sufficient internal controls in place to monitor the internal controls in remote locations. In addition, the Company had not performed a sufficient level of review of the financial information from the foreign subsidiaries to ensure that all general ledger accounts are reconciled and that estimates are properly stated.  Since the material weakness was identified prior to January 31, 2014 and all accounts were properly reconciled and reviewed, it did not result in a misstatement for the year. While the Company believes it has taken the appropriate steps to initiate the remediation of the weaknesses, several of these steps will take time to complete and thus it was unable to complete by January 31, 2014 the remediation of the material weakness from FY13 and others identified in FY14.

Since the Company qualifies as a smaller reporting company, an attestation report of management’s assessment of internal control by our independent auditors is not required.

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

Even if available, additional financing may be more costly than our current facility and may have adverse consequences. If additional funds are raised through the incurrence of debt, we will incur increased debt servicing costs and may become subject to additional restrictive financial and other covenants. We can give no assurance as to the terms or availability of additional capital. Although management believes it currently has sufficient capital following the recent financing, if we do need additional capital in the future and are unsuccessful, it could reduce our net sales and materially adversely impact our earning capability and financial position.

We incurred a significant loss in the fourth quarter of FY13 and for the full fiscal year in FY13 and for FY14, and there can be no assurance that such losses will not continue.

For the fourth quarter of FY13 and for the full fiscal year, we incurred net losses of approximately $18.0 million and $26.3 million, respectively. Such losses primarily arose from (a) the write-down in Brazil of goodwill and other intangibles (b) the arbitration settlement in Brazil and (c) the termination of our supply agreement with DuPont de Nemours. More specifically, in the fourth quarter of FY13, we recorded an impairment charge of $10.0 million. FY13 also reflected a charge of $7.9 million in respect of the adverse arbitration judgment Brazil suffered during the year and a valuation allowance for deferred tax assets of $4.5 million. In addition, for FY13, we had an operating loss from continuing operations of $1.0 million, as compared to an operating profit from continuing operations of $1.7 million in FY12. We expect to continue to incur substantial additional operating losses from our Brazilian operations for at least the first quarter of FY15. In FY14 there was a loss from continuing operations for three quarters and the entire year, mainly resulting from the losses sustained in Brazil. Excluding Brazil and before Corporate, as disclosed in the Note 16 - Manufacturing Segment Data, the Company generated an operating profit in FY14. There can be no assurance that we will revert back to profitability.

We are required to make, over the next five years, substantial cash payments in respect of the settlement agreement.

Substantial cash payments are required relating to the settlement agreement resulting from the arbitration award in Brazil, as described in Note 4 to the Financial Statements. As of January 31, 2014, the remaining liability associated with the settlement agreement is $5.0 million and is payable $250,000 a quarter over the next five years, with no interest. Default on this obligation will have serious negative consequences.

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

The termination of our supply agreement with DuPont adversely affected our FY13 results of operations.

By notice given to us in July 2011, E.I. DuPont de Nemours and Company (“DuPont”) terminated, effective September 10, 2011, the agreement by virtue of which DuPont supplied to us garments made from their proprietary Tyvek and Tychem fabrics. Products containing these fabrics constituted 50% and 59% of our North American revenues in FY12 and FY11, respectively. As a consequence, our results of operations in FY13 were adversely affected. Since 2005, we have been introducing alternative fabrics to Tyvek and Tychem. These fabrics are available to us from other textile mills, and we believe that they do everything and, in some instances, more than Tyvek and Tychem materials do in the way of protection and comfort. Our strategy has been to switch customers out of Tyvek and Tychem fabrics into our existing alternative products, which offer better margins than the DuPont-related product lines. Management believes as of FY14 the Company has fully recovered its gross margins in the US resulting from the loss of these products.

Our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates.

Most of our assembly arrangements with our foreign-based subsidiaries or third-party suppliers require payment to be made in US dollars or Euros. Any decrease in the value of the US dollar or the Euro in relation to foreign currencies could increase the cost of the services provided to us upon contract expirations or supply renegotiations. There can be no assurance that we will be able to increase product prices to offset any such cost increases, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We are also exposed to foreign currency exchange rate risks as a result of our sales in foreign countries. Our net sales to customers in South America, Canada, Asia and EEC were US $42.0 million in FY14. Our sales in these countries are usually denominated in the local currency. If the value of the US dollar increases relative to these local currencies, and we are unable to raise our prices proportionally, then our profit margins could decrease because of the exchange rate change. Although our labor and some fabric and component costs in China are denominated in the Chinese Yuan, this currency has historically been largely pegged to the US dollar, which has minimized our foreign currency exchange rate risk in China. Recently, however, the Chinese Yuan has been allowed to float against the US dollar and, therefore, we may be exposed to additional foreign currency exchange rate risk. We do not hedge the Brazilian Real as it costs approximately 9% a year of the amount hedged , and management has deemed this not to be cost effective. This risk will also increase in the event that we continue to increase our sales in other foreign countries, other than Brazil and there we have a plan to grow our sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk Foreign Currency Risk.”

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

Our primary risk from foreign currency exchange rate changes is presently related to non-US dollar denominated sales in Brazil, Canada and Europe and, to a smaller extent, in other South American countries and dollar-denominated payables in Brazil. Our sales to customers in Brazil are denominated in Brazilian Reals, in Canada in Canadian dollars and in Europe in Euros and British pounds. If the value of the US dollar increases relative to the Canadian dollar, the Real, the Pound or the Euro, then our net sales could decrease as our products would be more expensive to these international customers because of changes in rate of exchange. The largest supplier of raw materials to Brazil is an American company, and these payables are denominated in US dollars. If the Brazilian Real weakened against the US dollar, it would make our costs higher and trigger a loss on foreign exchange on the payables. Our sales from China are denominated in the Chinese Yuan, US dollar and Euros. We did experience some losses between the Chinese Yuan, the Euro and US dollars in FY12, but we have since stepped up our hedging program to include this risk. We manage the foreign currency risk through the use of rolling 90-day forward contracts against the Canadian dollar and Euros and through longer term cash flow hedges in China against the Euro. We do not hedge other currencies at this time. As non-US dollar denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results. The only significant unhedged foreign exchange exposure we have is the Brazilian Real. Other unhedged currency exposure is not significant.

Our results of operations may vary widely from quarter to quarter.

Our quarterly results of operations have varied and are expected to continue to vary in the future. These fluctuations may be caused by many factors, including:

•	The size and timing of individual sales in Brazil;
•	Currency volatility;
•	Our expansion of international operations;
•	Competitive pricing pressures;
•	Seasonal buying patterns resulting from the cyclical nature of the business of some of our customers;
•	Changes in the mix of products and services sold;
•	The timing of introductions and enhancements of products by us or our competitors;
•	Market acceptance of new products;
•	Technological changes in fabrics or production equipment used to make our products;
•	Changes in the mix of domestic and international sales;
p	Personnel changes; and
•	General industry and economic conditions.

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

Our business is dependent to a significant degree upon close relationships with vendors and our ability to purchase raw materials at competitive prices. The loss of key vendor support could have a material adverse effect on our business, financial condition, results of operations and cash flows. We do not have multiyear supply contracts with any of our finished goods or fabric suppliers. There can be no assurance that we will be able to acquire raw materials and components at competitive prices or on competitive terms in the future.

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

We must comply with American laws such as the Foreign Corrupt Practices Act (FCPA) and Sarbanes-Oxley and also with recently passed anticorruption legislation in the U.K. Some of our competitors and customers in foreign jurisdictions may not adhere to such legislation. As a result, we believe that we lose sales orders due to our strict adherence to such regulations.

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

We derived approximately 49% of our net sales from customers located in foreign countries in FY14. We intend to seek to increase the amount of foreign sales we make in the future. The additional risks of foreign sales include:

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

As of January 31, 2014, our directors and executive officers beneficially owned or could vote approximately 10.49% of the outstanding shares of our common stock. As a result of their ownership of common stock and their positions in our Company, our directors and executive officers are able to exert significant influence on our Company and on matters submitted to a vote by our stockholders. In particular, as of January 31, 2014, Christopher J. Ryan, our chief executive officer, president and secretary and a director, beneficially owned or votes approximately 8.95% of our common stock. The ownership interests of our directors and executive officers, including Mr. Ryan, could have the effect of delaying or preventing a change of control of our Company that may be favored by our stockholders generally.

Provisions in our restated certificate of incorporation and by-laws and Delaware law could make a merger, tender offer or proxy contest difficult.

Our restated certificate of incorporation contains classified board provisions, authorized preferred stock that could be utilized to implement various “poison pill” defenses and a stockholder authorized, but as yet unused, Employee Stock Ownership Plan (“ESOP”), all of which may have the effect of discouraging a takeover of Lakeland, which is not approved by our board of directors. Further, we are subject to the antitakeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the prescribed manner.

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

Acquisitions involve a number of special risks in addition to those mentioned above, including the diversion of management’s attention to the assimilation of the operations and personnel of the acquired companies, the potential loss of key employees of acquired companies, potential exposure to unknown liabilities, adverse effects on our reported operating results and the amortization or write-down of acquired intangible assets. We cannot assure you that any acquisition by us will or will not occur, that if an acquisition does occur that it will not materially and adversely affect our results of operations or that any such acquisition will be successful in enhancing our business. To the extent that we are unable to manage growth efficiently and effectively or are unable to attract and retain additional qualified management personnel, our business, financial condition and results of operations could be materially and adversely affected.

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and results of operations.

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology (“IT”) systems to sophisticated and targeted measures known as advanced persistent threats. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

Risks Relating to Our Common Stock

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

Future sales or issuance of our common stock may cause the prevailing market price of our shares to decrease.

In connection with our junior financing transaction, we issued a warrant and a note in a private placement transaction conducted pursuant to Rule 506 of Regulation D promulgated under the Securities Act. If the holder of the warrant and note chooses to exercise its purchase rights under the warrant and/or elects to be paid interest on the note in shares of common stock and, in either such case, decides to sell its shares in the public market under Rule 144 or pursuant to an effective registration statement, the prevailing market price for our common stock may decline.

Our common stock is an equity interest and therefore subordinated to our indebtedness.

Payments of the principal and interest under the notes issued under the loan agreements entered into in connection with our senior and junior financings are secured by first and second priority liens on, and security interests in, substantially all of our and our subsidiaries’ present and after-acquired assets. In the event of our liquidation, dissolution or winding up, our common stock would rank below all debt claims against us. As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon our liquidation, dissolution or winding up until after all of our obligations to our debt holders have been satisfied.

The securities we issued or may be required to issue in the future in connection with our subordinated debt financing may affect the value of our common stock and dilute the holdings of our then existing stockholders.

We may be required to issue up to an aggregate of 1,068,506 shares of our common stock upon the exercise of the warrant, including as a price-protection anti-dilution adjustment, and as interest shares on the note, which could depress our stock price and further dilute the holdings of our then existing stockholders.

We are precluded from paying and do not anticipate paying any dividends to our common stockholders in the near future.

We are prohibited from declaring or paying any dividends to our common stockholders without the prior consent of our senior and junior lenders. Further, we have not paid dividends on our common stock since August 2006 and we do not anticipate, if permitted, paying any dividends in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our owned and leased facilities are suitable for the operations we conduct in each of them. Each manufacturing facility is well maintained and capable of supporting higher levels of production. The table below sets forth certain information about our principal facilities.

Address	Annual Rent	Lease Expiration	Principal Activity

Lakeland Industries, Inc. (Headquarters) 701-7 Koehler Avenue Ronkonkoma, NY 11779	Owned	N/A	Administration Sales

Lakeland Industries, Inc. • 202 Pride Lane; and • 3420 Valley Avenue; and • 201 Pride Lane SW Decatur, AL 35603	Owned	N/A	Administration Manufacturing Warehouse Sales

Lakeland Protective Real Estate 59 Bury Court Brantford, ON N3S 0A9 - Canada	Owned	N/A	Sales Warehouse

Weifang Lakeland Safety Products Co., Ltd. Plant #1 Xiao Shi Village AnQui City, Shandong Province, PRC 262100	Owned(1)	N/A	Administration Manufacturing Warehouse Sales

Lakeland Brazil, S.A. Rua do Luxemburgo, 260, Lotes 82/83, Condomicion Industrial Presidente Vargas Piraja, Salvador, Bahia Brazil 41230-130	Owned	N/A	Administration Manufacturing Warehouse Sales

Lakeland Glove and Safety Apparel Private, Ltd. Plots 50 and 81 Noida Special Economic Zone New Delhi, India	Owned(2)	N/A	Warehouse Sales

Lakeland Mexico Carretera a Santa Rita, Calle Tomas Urbina #1 Jerez de Garcia, Salinas, Zacatecas, Mexico	Owned	N/A	Administration Manufacturing Warehouse Sales

Lakeland Brazil, S.A. Porto Rico Street, Lots 16/17/18 Granjas Rurais, Salvador Brazil	Owned	N/A	Land for future expansion

Address	Annual Rent	Lease Expiration	Principal Activity

Lakeland Industries, Inc. 1701 4th Avenue, SE Decatur, AL 35603	$24,000	Month to month	Warehouse

Lakeland Industries, Inc. 3428 Valley Avenue Decatur, AL 35603	$21,000	Month to month	Warehouse

Lakeland Industries, Inc. 5 Dutch Court Sinking Spring, PA 19608	$80,501	7/31/2014	Administration Manufacturing Warehouse Sales

Lakeland Industries Europe Ltd. Unit 9/10 Park 2, Main Road Newport, East Yorkshire HU15 2RP United Kingdom	Approximately $66,000 (varies with exchange rates)	March 2023 (with 8-year review period, from 4/2011	Warehouse Sales

Weifang Meiyang Protective Products Co., Ltd. Xiao Shi Village, AnQui City Shandong Province, PRC 262100	$11,000	12/31/2016	Manufacturing Warehouse

Weifang Lakeland Safety Products Co., Ltd Nanyuan Road, Anqui City Shandong Province, PRC 262100	$16,400	11/30/2016	Warehouse

Lakeland (Beijing) Safety Products Co., Ltd. Unit 502, Building B, Sinolight Plaza No. 4 Wangjing Qiyang Road, Chaoyang District Beijing 100102 PRC	$39,000	5/30/2015	Warehouse

Lakeland (Beijing) Safety Products Co., Ltd. Unit C412, Building C, Yeging Plaza No. 9 Wangiing Beilu, Chaoyang District Beijing 100102 PRC	$18,800	5/30/2015	Sales

Lakeland Shanghai Unit 412, Building 2, No. 88 Darwin Road, Zhangjiang Hi-Tech Park, Pudong, Shanghai 201203, P.R. China	$22,500	10/15/2014	Sales

Lakeland Brazil, S.A. Curtume Street, 708 Warehouse 10 Lapa de Baixo, Sao Paulo, Brazil	$145,000	10/31/2015	Warehouse Sales

Address	Annual Rent	Lease Expiration	Principal Activity

Lakeland Industries Chile Ltd Roman Spech No. 3298 Comuna De Quinta Normal Santiago, Chile	$67,000	1/31/2015	Administration Warehouse Sales

Lakeland Argentina, SRL Centro Industrial y Comercial Florida Oeste, Avda. Gral. Roca #4250 Pciade, Buenos Aires, Argentina	$45,000	8/18/2014	Administration Manufacturing* Warehouse Sales

Art Prom, LLC Varashilova Street 5/1, Ust-Kamnogorsk, Kazakhstan, 070002	$1,100	9/1/2014	Manufacturing* Warehouse Sales

RussIndProtection, Ltd. 201, vlad. 4B, str.1, 38km, MKAD Moscow, Russia 117574	$10,500	12/31/2014	Warehouse Sales

Lakeland Glove and Safety Apparel Private, Ltd. Plot B-42, Sector 2 Noida, District-Gautam Budh Nagar, India	$10,500	10/1/2014	Sales

(1) We own the buildings in which we conduct the majority of our manufacturing operations in China and lease the land underlying the buildings from the Chinese government. We have 32 years remaining under the leases with respect to the AnQui City facilities.

(2) The annual total leases for the underlying land on plots 50 and 81 in India amount to approximately $5,000, expiring in 2029 and 2024, respectively.

* A small amount of manufacturing is done locally, but most sales are made in other Lakeland facilities.

Our facilities in Alabama, Mexico, China, Pennsylvania, Argentina and Brazil contain equipment used for the design, development, manufacture and sale of our products. Our operations in Canada, United Kingdom, Brazil, Chile, Hong Kong, Russia, India and Kazakhstan are primarily sales and warehousing operations receiving goods for resale from our manufacturing facilities around the world. We had $2.42 million and $2.55 million of net property and equipment located in the US; $2.64 million and $3.28 million in China; $2.09 million and $2.21 million in Mexico and $1.86 million and $2.75 million in Brazil as of January 31, 2014 and 2013, respectively. In the third quarter of FY12, management decided to shut down manufacturing operations in India and sell the assets. This has been reflected as discontinued operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to litigation arising in the ordinary course of our business. Other than the proceedings related to the VAT issue and the Brazilian income tax audit described in Note 10 and Note 8 to the financial statements, we are not currently a party to any litigation or other legal proceedings that we believe could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the Nasdaq Global Market under the symbol “LAKE.” The following table sets forth for the periods indicated the high and low closing sales prices for our common stock as reported by the Nasdaq National Market.

	Price Range of Common Stock
	High	Low
Fiscal 2014
First Quarter	$5.05	$3.54
Second Quarter	5.01	3.48
Third Quarter	5.70	4.07
Fourth Quarter	6.87	4.91

Fiscal 2013
First Quarter	$11.00	$9.60
Second Quarter	10.69	6.44
Third Quarter	7.14	5.75
Fourth Quarter	6.25	4.90

Holders

Holders of our Common Stock, approximately 55 of record, are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders. No cumulative voting with respect to the election of directors is permitted by our Articles of Incorporation. The Common Stock is not entitled to preemptive rights and is not subject to conversion or redemption. Upon our liquidation, dissolution or winding-up, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding stock that may be issued in the future having prior rights on such distributions and payment of other claims of creditors. Each share of Common Stock outstanding as of the date of this Annual Report is validly issued, fully paid and nonassessable.

Dividend Policy

In the past, we have declared dividends in stock to our stockholders. We paid a 10% dividend in additional shares of our common stock to holders of record on July 31, 2002, July 31, 2003, April 30, 2005 and August 1, 2006. We may pay stock dividends in future years at the discretion of our board of directors.

We have never paid any cash dividends on our common stock, and we currently intend to retain any future earnings for use in our business. The payment and rate of future cash or stock dividends, if any, or stock repurchase programs are subject to the discretion of our board of directors and will depend upon our earnings, financial condition, capital or contractual restrictions under our credit facilities and other factors. In addition, the payment of cash dividends is restricted by the terms of our current senior and subordinated loan agreements.

ITEM 6. Selected Financial Data

The following selected consolidated financial data as of and for our FY14, FY13, FY12, FY11 and FY10 has been derived from our audited consolidated financial statements. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K.

While as a smaller reporting Company disclosure of Selected Financial Data is not required, the Company is voluntarily including such disclosures.

	Summary of Operations
	As restated for discontinued operations,
	Year Ended January 31,
	(in thousands, except share and per share data)
	2010	2011	2012	2013	2014
Income Statement Data:
Net sales from continuing operations	$93,317	$99,518	$96,327	$95,117	$91,385
Operating profit (loss) from continuing operations	3,310	4,116	1,742	(1,030)	(359)
Foreign exchange charge Brazil*	—	—	(304)	(741)	(476)
Arbitration judgment in Brazil	—	—	—	(7,874)	—
Goodwill and other intangibles impairment Brazil	—	—	—	(9,954)	—
Income (loss) from continuing operations before income taxes	2,288	2,287	839	(20,731)	(2,971)
Income tax provision	406	892	(254)	5,036	(2,851)
Net income (loss) from continuing operations	1,882	1,395	1,093	(25,767)	(120)
Loss from discontinued operations net of tax	(852)	(423)	(1,470)	(522)	—
Earnings (loss) per share - basic
Income (loss) from continuing operations	$0.35	$0.26	$0.21	$(4.87)	$(0.02)
Earnings (loss) per share - diluted
Income from continuing operations	$0.35	$0.25	$0.20	$(4.87)	$(0.02)
Weighted average common shares outstanding
Basic	5,426,784	5,440,364	5,224,552	5,290,332	5,689,230
Diluted	5,458,472	5,520,541	5,356,114	5,290,332	5,689,230
Balance Sheet Data:
Current assets	$64,827	$75,725	$73,708	$63,872	$65,481
Total assets	90,020	101,376	102,405	83,318	83,750
Current liabilities	15,921	10,718	9,453	27,902	26,949
Long-term liabilities	1,675	16,491	19,685	9,425	9,795
Stockholders’ equity	72,424	74,167	73,267	45,991	47,006

* We do not hedge against foreign exchange (FX) movements in the Brazilian currency. In FY11 we had an FX gain which is included in operating profit for FY11 and in FY12, FY13 and FY14 we had a FX loss in Brazil.

Repurchase of Securities

We repurchased our Common Stock during FY09, FY10, FY11 and FY12. The Company initiated a stock repurchase program on February 21, 2008, and repurchased 125,322 shares as of April 14, 2010. The Company initiated a second stock repurchase program on December 7, 2010, and has repurchased 231,119 shares through February 9, 2011. There were no further stock repurchases.

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

Overview

In FY14, we resolved many issues. FY14 started out as a difficult year with the Company being in default on its banking agreements and experiencing operating losses but, during FY14, we resolved the default with new financing, which closed on June 28, 2013. Also in FY14, operating profit increased in the US before corporate expenses from $1.11 million in FY13 to $5.22 million in FY14 and increased in China from $2.88 million in FY13 to $3.54 million in FY14. This is largely due to the improvements in sales of Lakeland branded products, recovering from the loss of the DuPont license in July 2011. Our major remaining challenge is to attempt to address and resolve remaining issues in Brazil and return Brazilian operations to profitability sometime during FY15. We have changed local management and strategy in Brazil and we believe we should be able to turn around Brazil operations in FY15, but there can be no assurance in this regard.

FY13 was a challenging year for management. The Company lost an officer contract dispute where we had substantial documentary evidence that the officer in question had breached his employment contract with Lakeland. Nonetheless, a Brazilian Arbitration Panel awarded this officer a $12.5 million judgment against Lakeland. According to our local counsel, arbitration decisions in Brazil are very difficult to successfully appeal. Subsequently, Lakeland successfully negotiated the judgment down to $8.5 million of which $6.0 million was payable over six years with no interest. As of January 31, 2014, the remaining liability associated with this arbitration judgment is $5.0 million and is payable at $250,000 a quarter over the next five years, with no interest. In addition, the Brazilian government devalued its currency by 10% in 2012, which greatly reduced our margins in Brazil on imported fabrics.

Declining sales in FY13 led to quarterly losses in Brazil, which led to the necessity of writing off all goodwill, certain intangibles and deferred tax assets of Brazil. These factors led to a default on the TD Bank loan, which in turn created substantial doubt about our ability to continue as a going concern. Thus, we engaged with new lenders and considered other options, such as the sale of the Company, the sale of assets and a refinance of the TD Bank loan. In May 2013, the Company accepted a commitment letter from a bank for a Senior Credit Facility subject to certain terms and conditions and, on June 28, 2013, closed this financing as more fully described in Note 6 to the financial statements herein. We will continue pursuing all options to maximize stockholder value.

We manufacture and sell a comprehensive line of safety garments and accessories for the global industrial protective clothing markets. Our products are sold by our in-house sales force and independent sales representatives to safety and mill supply distributors and end users internationally. These distributors in turn supply end user industrial customers, such as integrated oil, utilities, chemical/petrochemical, automobile, steel, glass, construction, smelting, janitorial, pharmaceutical and high technology electronics manufacturers. In addition, we supply federal, state and local governmental agencies and departments domestically and internationally, such as municipal fire and police departments, airport crash rescue units, the military, the Department of Homeland Security and the Centers for Disease Control and state and privately owned utilities and integrated oil companies.

Management believes that we have turned around the operations worldwide, outside of Brazil. Consolidated operating loss was $(359,000) in FY14 compared with $(1,030,000) in FY13. Excluding Brazil, worldwide operating profits increased to $4.1 million in FY14 compared to $0.7 million in FY13.

We have operated facilities in Mexico since 1995, in China since 1996, in India since 2007 (now discontinued) and in Brazil since May 2008. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. Our net sales from continuing operations attributable to customers outside the United States were $44.7 million and $54.4 million in FY14 and FY13, respectively.

We anticipate R&D expenses to be $200,000 in FY15 compared to $123,000 in FY14, as some of our R&D will involve equipment purchases, as well as material costs. We are gradually returning our R&D efforts to normal levels as business performance permits.

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

Revenue Recognition. The Company derives its sales primarily from its limited use/disposable protective clothing and secondarily from its sales of firefighting and heat protective apparel, high-end chemical protective suits, gloves and arm guards and reusable woven garments. Sales are recognized when goods are shipped, at which time title and the risk of loss pass to the customer. Some sales in Brazil may be sold on terms with F.O.B. destination, which are recognized when received by the customer. Sales are reduced for sales returns and allowances. Payment terms are generally net 30 days for United States sales and net 90 days for international sales.

Inventories. Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is written down for slow-moving, obsolete or unusable inventory.

In the year ended January 31, 2014, the Company implemented a standardized policy for calculating slow-moving inventory outside the US. Previously, the Company wrote-down the inventory value on an individual product analysis basis.

USA and China Lower of Cost or Market and Obsolete. There is one discontinued product line in the US that management had been converting to a different style for one customer and reserving the cost of conversion. While this customer continues to purchase these converted styles, management determined that this one customer would not purchase these converted items in sufficient quantity, and management will have to sell the remaining stock at a deep discount. It was further determined an additional write-down was needed for remaining Tyvek inventory and obsolete raw materials used from other discontinued product lines. Such write-downs totaled approximately $1.3 million. In FY14, management believes it has adequately written down all slow-moving and obsolete inventory to lower of cost or market.

Brazil Lower of Cost or Market and Obsolete. It was determined that due to the introduction of a new fabric domestically sourced in Brazil, which drove down market pricing, along with significant improvements and elimination of inefficiencies in the production process, adjustments were made to inventory in FY14.

In addition, the Company identified certain inventory in Brazil as obsolete. The inventory became obsolete as a result of the introduction of competing new products into the Brazilian marketplace. As a result, the inventory was written down to scrap value. Further, as a result of new Brazilian management completing its review of inventory based on revised strategy and current market conditions, we took a further write-down to reflect slow-moving and obsolete inventory. Such write-downs in Brazil totaled $1,463,000 in FY14. While management does not expect any further significant write-downs of current inventory, specifically in either Brazil or the US or anywhere else we operate, no assurance can be given.

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

Uncertain Tax Positions. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

Valuation of Goodwill and Other Intangible Assets. Goodwill and indefinite lived, intangible assets are tested for impairment at least annually; however, these tests may be performed more frequently when events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill and other intangibles impairment is evaluated utilizing a two-step process as required by US generally accepted accounting principles (“GAAP”). Factors that the Company considers important that could identify a potential impairment include: significant underperformance relative to expected historical or projected future operating results; significant changes in the overall business strategy; and significant negative industry or economic trends. The Company measures any potential impairment on a projected discounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results.

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

Significant Balance Sheet Fluctuation January 31, 2014, as Compared to January 31, 2013

Balance Sheet Accounts. The decrease in cash and cash equivalents of $2.2 million is primarily the result of normal fluctuations in cash management. Inventories increased $0.6 million primarily due to a planned buildup of inventory in the US to avoid stock outs in peak times of late December through May in North America, offset by write-downs of obsolete and slow-moving items and a $4.4 million reduction in Brazil inventory resulting from heavy discounting and sales of raw material to raise cash and write-downs as described herein. The decrease in net property and equipment of $2.0 million is mainly due to the sale of the Company’s plant in Qingdao China and currency fluctuations in Brazil. The increase of $1.0 million in intangibles, prepaid bank fees and other assets, net is largely due to the fees incurred in the Company’s financing which closed in June 2013, which is being amortized over the terms of the loans. Assets of discontinued operations decreased $0.8 million with the sale of Plot 24 in India (discussed in more detail in Note 6) and further inventory sales. Accounts payable increased $1.5 million mainly in China due to extended payment terms negotiated with raw material suppliers. The increase of $4.7 million in the current deferred tax asset is due to the reversal of a valuation allowance for such accounts. The borrowing in Brazil was used for working capital.

Year Ended January 31, 2014, Compared to the Year Ended January 31, 2013

Results of Operations

The following table sets forth our historical results of continuing operations for the years and three-months ended January 31, 2014 and 2013, as a percentage of our net sales from continuing operations.

	For the Year		For the Three Months
	Ended January 31, Audited		Ended January 31, Unaudited
	2014	2013	2014	2013
Net sales from continuing operations	100.00%	100.00%	100.00%	100.00%
Cost of goods sold from continuing operations	72.83%	71.27%	—	—
Gross profit from continuing operations	27.17%	28.73%	28.12%	23.92%
Operating expenses from continuing operations	27.57%	29.81%	29.87%	30.22%
Operating profit (loss) from continuing operations	(0.40)%	(1.08)%	(1.75)%	(6.30)%
Interest expense, VAT tax charge, foreign exchange in Brazil, settlement of arbitration award and other income, net	(2.86)%	(20.71)%	—	—
Income (loss) before tax from continuing operations	(3.25)%	(21.80)%	1.13%	(50.72)%
Income tax expense (benefit) from continuing operations	(3.12)%	5.29%	—	—
Net income (loss) from continuing operations	(0.13)%	(27.09)%	(7.25%)	(75.10)%

Net Sales*. Net sales from continuing operations decreased $3.7 million, or 3.9%, to $91.4 million for the year ended January 31, 2014, compared to $95.1 million for the year ended January 31, 2013. The net decrease was mainly due to a $9.7 million decrease in foreign sales, partially offset by a $6.0 million increase in domestic sales. The net decrease of $9.7 million in foreign sales was mainly due to a $9.6 million decrease in sales in Brazil as a result of several large bid sales in the prior year and a generally poor sales level in Brazil. UK sales increased by $1.8 million, or 18%. US disposable sales increased by $4.2 million but, excluding direct ships, decreased by $1.0 million. Fyrepel sales increased by $1.7 million, or 56%, as a result of new product introductions. Canada sales decreased by $0.3 million, mainly as a result of the weakening Canadian economy and the further loss from DuPont product sales, although Canada sales strengthened in Q4 in spite of the weak currency. Reflective sales were increased by $1.4 million as a result of new product introduction. Kazakhstan and Russia sales increased by $0.9 million as we gain market acceptance in these new markets.

 *For purposes of the Management’s Discussion, the reference to “Q” shall mean “Quarter.” Thus “Q2” means the second quarter of the applicable fiscal year.

Gross Profit. Gross profit from continuing operations decreased $2.5 million, or 9.1%, to $24.8 million for the year ended January 31, 2014, from $27.3 million for the year ended January 31, 2013. Gross profit as a percentage of net sales decreased to 27.2% for the year ended January 31, 2014, from 28.7% for the year ended January 31, 2013. The major factors driving the changes in gross margins were:

~~•~~	Disposables gross margin increased by 7.5 percentage points in FY14 compared with FY13. This increase was mainly due to price increases early in FY14, and other margin improving activities, along with changes in the sales mix to primarily Lakeland branded products this year, with only $0.3 million DuPont products this year, while last year had $1.4 million sales of DuPont products at a lower margin. This year’s margin was lower than it otherwise would be as a result of a $0.2 million further write-down of the inventory value for Tyvek items remaining, a write-down of $0.4 million on a discontinued line of finished goods, a $0.4 million write-down on discontinued raw materials and a $0.4 million reduction in inventory valuation due to changes in overhead rates.
•	Brazil gross margin was (4.1%) for this year compared with 31.2% last year, primarily due to an inventory write-down of $1.2 million due to introduction of new fabric domestically sourced in Brazil, which drove down market pricing, obsolete inventory, heavy discounting to promote sales and sales of raw material below cost to raise cash for Brazil.
•	Glove margins decreased 6.9 percentage points primarily from inventory write-downs of $0.6 million on discontinued product lines.
•	Chemical margins increased by 2.0 percentage points due to different sales mix.
•	Canada gross margin decreased by 3.5 percentage points primarily due to discounting remaining Tyvek inventory and weakness in the Canadian currency in Q4 which impacted margins.
•	UK margins increased by 1.0 percentage point primarily from higher volume and sales mix.
~~•~~	Argentina margins decreased by 7.9 percentage points due to poor volume resulting from lack of working capital and government controls on imports.

Operating Expenses. Operating expenses from continuing operations decreased $3.2 million, or 11.2%, to $25.2 million for the year ended January 31, 2014, from $28.4 million for the year ended January 31, 2013. As a percentage of net sales, operating expenses decreased to 27.6% for the year ended January 31, 2014, from 29.8% for the year ended January 31, 2013. The decrease in operating expenses in the year ended January 31, 2014, as compared to the year ended January 31, 2013, included:

•	$0.2	million increase in bank charges mainly resulting from the financing completed by the Company in June 2013.
•	$0.2	million increase in amortization mainly resulting from the financing completed by the Company in June 2013.
•	$(0.1)	million decrease in equity compensation expense, resulting from the performance level set by the Board at zero, partially offset by increased equity compensation for three senior officers who voluntarily took a 30% reduction in their cash compensation through June 2013, paid in restricted stock.
•	$(0.1)	million reduction in payroll taxes, mainly resulting from the three senior officers voluntarily taking a 30% reduction in cash compensation payable in restricted stock.
•	$(0.2)	million decrease in currency fluctuation expense, mainly resulting from gains in Argentina.
•	($0.4)	million reduction in SGA reclassed from Cost of Goods sold mainly resulting from the sale of the Qingdao plant.
•	$(1.3)	million decrease in commissions, of which $0.9 million was in Brazil, relating to higher commissions on large bid contracts delivered in FY13.
•	$(1.5)	million decrease in administrative salaries, of which $1.4 million was in Brazil, which includes a prior year $0.6 million accrual for the contract termination of the President of the Brazilian subsidiary and $0.8 million reduction in administrative salaries in Brazil, throughout the year, which is the result of our efforts to reduce costs. Ten employees in administration and sales were terminated in Brazil in FY14, and the depreciated currency resulted in lower payroll expense in Brazil.

Operating Profit/(Loss). Operating profit/(loss) from continuing operations increased by $0.7 million to a loss of $0.4 million from a loss of $1.0 million for the prior year. Operating profit as a percentage of net sales increased for the year ended January 31, 2014, from a loss of (1.1)% for the year ended January 31, 2013, to a loss of 0.4% in FY14, primarily due to a $550,000 charge for contract termination of the President of the Brazilian subsidiary in FY13, offset by issues in Brazil mainly due to lack of large bid contracts in FY14. Without Brazil’s operating loss of $4.4 million in FY14, the Company would have had operating income of $4.1 million in FY14. In FY13, Brazil had an operating loss of $(1.6) million. Without Brazil, the Company would have had an operating profit of $0.7 million in FY13. Operating profit, excluding Brazil, therefore, increased from $0.7 million in FY13 to $4.1 million in FY14.

Interest Expense. Interest expense increased by $1.3 million for the year ended January 31, 2014, compared to the year ended January 31, 2013, as a result of the financing closed in June 2013 and additional borrowings in Brazil at the higher rate prevailing in Brazil.

Other Expenses - Net. The decrease in other expenses resulted mainly from the inclusion in FY13 of a $10.0 million write-down of goodwill and other intangibles in Brazil and the $7.9 million arbitration settlement with two of the former owners of the Company’s subsidiary in Brazil.

Income Tax Expense. Income tax expenses from continuing operations consist of federal, state and foreign income taxes. Income tax expense decreased $7.9 million to a net benefit of $(2.9) million for the year ended January 31, 2014, from $5.0 million for the year ended January 31, 2013. In FY13, our effective tax rate varied from the federal statutory rate of 34% due primarily to the $7.9 million arbitration settlement in Brazil and $10.0 million goodwill and other intangibles write-off in Brazil, which did not get a tax benefit in such prior year and, in FY14 by dividends taxable in the US of $1.7 million from the sale of the Qingdao plant and by $0.6 million from the Company’s Canadian subsidiary as a result of the financing closed in June 2013, establishment of a $4.5 million valuation allowance for deferred tax assets in FY13 and the reversal thereof in FY14. Our US taxes were also impacted in FY14 due to nondeductible amortization of the $2.2 million original issue discount resulting from the warrant issued to the subordinated lender.

Net Income/(Loss). Net income/(loss) from continuing operations increased $26.2 million to a loss of $(0.1) million for the year ended January 31, 2014, from a loss of $(26.3) million for the year ended January 31, 2013. The increase in net income was primarily a result of the arbitration settlement and goodwill and other intangibles impairment charge in Brazil in the prior year (see Notes 4 and 5 for full discussion) and improvements in the Company’s operations in the US, UK and China, offset by deterioration in the Brazilian operations.

Fourth Quarter Results

Factors affecting Q4FY14 results included:

•	A loss of $0.2 million on foreign exchange in Brazil.
•	We continue to see price increases in our Chinese manufacturing operations with labor source availability a concern.
•	Lakeland Europe and Lakeland China both experienced strong Q4 sales closing FY14 with record sales for each division.
•	It was determined an additional write-down was needed for remaining Tyvek inventory and obsolete raw materials used from other discontinued product lines based on revised sales forecast. Such write-downs totaled an additional $0.9 million in Q4. In FY14, management believes it has adequately written down all slow-moving and obsolete inventory to lower of cost or market.
•	The new CEO in Brazil started in September 2013 and took an additional inventory reserve of $0.3 million due to revisions in current sales strategy and market conditions.
•	We have hired a new CFO in Brazil who started in Q1; we incurred recruiting fees and additional severance charges of $0.1 million.
•	Gross profit in Q4 FY14 was 28.1% this year vs. 23.9% in Q4 FY13, mainly resulting from the rebound in Lakeland branded products this year and growth in external China sales

Liquidity and Capital Resources

Cash Flows

As of January 31, 2014, we had cash and cash equivalents of $4.6 million and working capital of $38.5 million, a decrease of $2.2 million and an increase of $2.5 million, respectively, from January 31, 2013. We have operations in many foreign jurisdictions which may place restrictions on repatriation of cash to the US. We are planning various strategies to mitigate this issue. Our primary sources of funds for conducting our business activities have been from cash flow provided by (used in) operations and borrowings under our credit facilities described below. Much of our cash is overseas, and international cash management is affected by local requirements. We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures. The decrease in cash and cash equivalents is primarily the result of normal fluctuations in cash management. The $2.5 million increase in working capital was primarily due to the reversal of a $4.5 million valuation allowance for current deferred tax assets offset by net additions to reserves of $1.4 million and an increase in borrowings of $1.7 million primarily due to a seasonal buildup of inventory in the USA to avoid stock outs during the peak sales period.

Net cash used by continuing operating activities of $(3.9) million for the year ended January 31, 2014, was due primarily to a $3.4 million increase in inventory, currency fluctuation in Brazil, the reversal of the valuation allowance for deferred tax assets and a $2.0 million increase in other assets, mainly prepaid fees from financing transaction. These activities were offset by a $2.5 million increase in accounts payable mostly in China due to extended payment terms negotiated with raw material suppliers and a write-down for inventory obsolescence. Net cash provided by continuing operating activities of $1.4 million for the year ended January 31, 2013, was primarily due to a net loss of $26.3 million, offset by noncash charges of $7.9 million for the arbitration award, less $1.8 million payments and fees, noncash $10.0 million goodwill and other intangibles impairment charge in Brazil and $3.8 million valuation allowance for deferred tax noncash charge, an increase in receivables of $1.5 million, a decrease in inventory of $4.6 million and increased payables of $1.8 million.

Net cash used in investing activities of $0.1 million and $0.6 million in the years ended January 31, 2014 and 2013, respectively, was due to sales of one of our China factories and the cost of relocation in fiscal 2014 and the purchases and improvements to property and equipment in fiscal 2013 mainly due to capital expansions in Brazil and Mexico. For both periods the use was purchases of property and equipment, offset in FY14 with proceeds of Qingdao and offset in FY13 with India write-off. Net cash provided by financing activities in the year ended January 31, 2014, was primarily new borrowings in Brazil, the UK and China to fund those operations.

Credit Facility

We currently have one Senior credit facility: $15 million revolving credit facility which commenced June 28, 2013, of which we had $12.4 million of borrowings outstanding as of January 31, 2014, expiring on June 30, 2016, at a current per annum rate of 6.25%. Maximum availability in excess of amount outstanding at January 31, 2014, was $2.6 million. Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to earnings before interest, taxes, depreciation and amortization and others relating to fixed charge coverage ratio and limits on capital expenditures and investments in foreign subsidiaries. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders, including Development Bank of Canada (“BDC”), have a security interest in substantially all of our US and Canadian assets and pledges of 65% of the equity of the Company’s foreign subsidiaries, outside Canada which is 100%. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business. This financing is described more fully in Note 6 to the Financial Statements. We believe that our current availability under our Credit Facility, coupled with our anticipated operating cash and cash management strategy, is sufficient to cover our liquidity needs for the next 12 months.

Subordinated Debt Financing (Junior Lender). As described more fully in Note 6, the June 28, 2013, financing included Subordinated Debt, which contained warrants. The value of the warrants was treated as Original Issue Discount (“OID”) and is being amortized over the term of the loan. Management views this to be one blended loan or transaction along with the Senior Debt at 6.25%, since the subordinated debt was a required condition of closing made by the Senior Lender. In management’s view, this financing is at favorable terms considering Lakeland’s then deteriorating financial conditions at the time of the closing and the year prior, as well as the alternatives available to the Company. Lakeland considered several “Unitranche” transactions with overall cost less favorable than the overall cost of the combined Senior and Junior financing closed June 28, 2013.

Capital Expenditures

Our capital expenditures in FY14 of $828,894 principally relate to additions to building and equipment in China, manufacturing equipment, computer equipment and leasehold improvements. We anticipate FY15 capital expenditures to be approximately $1.0 million. There are no further specific plans for material capital expenditures in the fiscal year 2015.

During FY14, the AnQui City, China Weifang Lakeland factory expanded its operations substantially to accommodate the movement of the work from a leased facility, whose lease had expired. By bringing the two factories together, economies of scale were achieved.

Recent Accounting Developments

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). ASUs not listed below were determined to either not be applicable or to have a minimal impact on the consolidated financial statements.

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under US GAAP. The new amendments will require an organization to:

• Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period.

• Cross-reference to other disclosures currently required under US GAAP for other reclassification items (that are not required under US GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The Company adopted this principle on February 1, 2013.

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

The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company has adopted the effective with FY 14. There was not a material impact on its financial statements

The FASB has issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%.

ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company has adopted the effective with FY 13. There was not a material impact on its financial statements

The FASB has issued its US GAAP Financial Reporting Taxonomy Implementation Guide - Subsequent Events. The guide is the first in a series of XBRL Implementation Guides, which are designed to help Taxonomy users understand how certain disclosures are structured within the Taxonomy. The purpose of the Implementation Guide is to demonstrate the modeling for disclosures required about events occurring subsequent to the end of a public company’s reporting period. The modeling has been completed using the elements in the Taxonomy. The examples are not intended to encompass all of the potential modeling configurations or to dictate the appearance and structure of a company’s XBRL documents. In addition to the Implementation Guide, the FASB also issued Definition Components & Structure, the first style guide of the FASB US GAAP Financial Reporting Taxonomy Style Guide Series. Also available on the FASB website, the style guides provide additional insight into design criteria and are offered as a reference for users of the Taxonomy.

The US GAAP Financial Reporting Taxonomy is a list of computer-readable tags in XBRL that allows companies to tag precisely the thousands of pieces of financial data that are included in typical long-form financial statements and related footnote disclosures. The tags allow computers to automatically search for, assemble and process data so it can be readily accessed and analyzed by investors, analysts, journalists and regulators. In early 2010, the Financial Accounting Foundation assumed maintenance responsibilities for the Taxonomy and, along with the FASB, assembled a team of technical staff dedicated to updating the Taxonomy for changes in US GAAP, identifying best practices in Taxonomy extensions and technical enhancements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

While as a smaller reporting company, disclosure of risk factors is not required, and the Company is voluntarily including such disclosures.

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

Our primary risk from foreign currency exchange rate changes is presently related to non-US dollar denominated sales in Brazil, Canada and Europe and in other South American countries and dollar-denominated payables in Brazil. Our sales to customers in Brazil are denominated in Brazilian Reals, in Canada in Canadian dollars and in Europe in Euros and British pounds. If the value of the US dollar increases relative to the Canadian dollar, the Real, the Pound or the Euro, then our net sales could decrease as our products would be more expensive to these international customers because of changes in rate of exchange. The largest supplier of raw materials to Brazil is an American company, and these payables are denominated in US dollars. If the Brazilian Real weakened against the US dollar, it would make our costs higher and trigger a loss on foreign exchange on the payables. Our sales from China are denominated in the Chinese Yuan, US dollar and Euros. We did experience some losses between the Chinese Yuan, the Euro and US dollar in FY12, but we have since stepped up our hedging program to include this risk. We manage the foreign currency risk through the use of rolling 90-day forward contracts against the Canadian dollar and Euros and through longer term cash flow hedges in China against the Euro. We do not hedge other currencies at this time. As non-US dollar denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results. The only significant unhedged foreign exchange exposure we have is the Brazilian Real. Other unhedged currency exposure is not significant.  If the Brazilian exchange rates varied either way by +/- 10%, it would not be significant so long as prices could be raised to account for more expensive garments.

Interest Rate Risk

We are exposed to interest rate risk with respect to our credit facilities, which have variable interest rates based upon the London Interbank Offered Rate. At January 31, 2014, we had $12.4 million in borrowings outstanding under this credit facility. If the interest rate applicable to this variable rate debt rose 1.0% in the year ended January 31, 2014, our interest expense would not have increased due to the floor of 6.25%. If the effective interest rate rose 1 percentage point over 6.25%, it would increase interest expense by approximately $130,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Consolidated Financial Statements:
Page No.
Report of Independent Registered Public Accounting Firm	38
Consolidated Statements of Operations for the Years Ended January 31, 2014 and 2013	39
Consolidated Statements of Comprehensive Loss for the Years Ended January 31, 2014 and 2013	40
Consolidated Balance Sheets for January 31, 2014 and 2013	41
Consolidated Statements of Stockholders' Equity for the Years Ended January 31, 2014 and 2013	42
Consolidated Statements of Cash Flows for the Years Ended January 31, 2014 and 2013	43
Notes to Consolidated Financial Statements	44-78

All schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lakeland Industries, Inc. and Subsidiaries

Ronkonkoma, New York

We have audited the accompanying consolidated balance sheets of Lakeland Industries, Inc. and Subsidiaries (the Company) as of January 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.  For the year ended January 31, 2014, we did not audit the financial statements of Lakeland Brazil, S.A. and Weifang Lakeland Safety Products Co., Ltd., wholly-owned subsidiaries, which statements reflect total assets and revenues constituting 22% and 14%, respectively, of the related consolidated totals in 2014. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Lakeland Brazil, S.A., and Weifang Lakeland Safety Products Co., Ltd., China, is based solely on the report of other auditors. For the year ended January 31, 2013, we did not audit the financial statements of Lakeland Brazil, S.A., a wholly-owned subsidiary, which statements reflect total assets and revenues constituting 19% and 18%, respectively, of the related consolidated totals in 2013.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in Lakeland Brazil, S.A., is based solely on the report of other auditors.

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

In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2014 and 2013, and the consolidated results of their operations and their cash flow for each of the years in the two-year period ended January 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The other auditor’s report on the 2014 and 2013 financial statements of Lakeland Brazil, S.A. referred to the VAT Tax Issue in Brazil as discussed in Note 10 to the consolidated financial statements.  Our opinion is not modified with respect to that matter.

Birmingham, Alabama

April 28, 2014

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended January 31, 2014 and 2013

	Years Ended
	January 31,
	2014	2013

Net sales from continuing operations	$91,384,695	$95,117,539
Cost of goods sold from continuing operations	66,551,354	67,790,106
Gross profit from continuing operations	24,833,341	27,327,433
Operating expenses from continuing operations
Selling and shipping	11,797,803	13,148,365
General and administrative	13,394,547	15,209,236
Total operating expense from continuing operations	25,192,350	28,357,601
Operating loss from continuing operations	(359,009)	(1,030,168)
Foreign exchange loss in Brazil	(475,865)	(741,052)
Arbitration judgment in Brazil	—	(7,873,847)
Goodwill and other intangibles impairment in Brazil	—	(9,953,725)
Other income (loss)	50,432	(81,791)
Additional VAT tax charge in Brazil	—	(137,169)
Interest expense	(2,186,450)	(913,446)
Loss from continuing operations before income taxes	(2,970,892)	(20,731,198)
Provision (benefit) for income taxes on continuing operations	(2,851,391)	5,035,764
Loss from continuing operations	(119,501)	(25,766,962)
Discontinued operations:
Loss from operations of discontinued India glove manufacturing facility (including loss on disposal of $800,000 in assets in 2013)	—	(800,000)
Benefit from income taxes	—	(278,293)
Loss on discontinued operations	—	(521,707)
Net loss	$(119,501)	$(26,288,669)
Basic loss per share:
Loss from continuing operations	$(0.02)	$(4.87)
Discontinued operations	—	(0.10)
Basic loss per share	$(0.02)	$(4.97)
Diluted loss per share:
Loss from continuing operations	$(0.02)	$(4.87)
Discontinued operations	—	(0.10)
Diluted loss per share	$(0.02)	$(4.97)
Weighted average common shares outstanding:
Basic	5,689,230	5,290,332
Diluted	5,689,230	5,290,332

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended January 31, 2014 and 2013

	Years Ended
	January 31
	2014	2013
Net loss	$(119,501)	$(26,288,669)
Other comprehensive loss:
Cash flow hedge in China	(19,664)	(84,800)
Foreign currency translation adjustments:
Lakeland Brazil, S.A.	(1,094,776)	(2,921,629)
Canada	(91,461)	224
United Kingdom	21,732	(7,726)
China	25,958	33,445
Russia/Kazakhstan	(100,096)	(20,561)
Brazil goodwill and other intangibles write-off reclassification	—	1,812,421
Other comprehensive loss	(1,258,307)	(1,188,626)
Comprehensive loss	$(1,377,808)	$(27,477,295)

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

For the Years Ended January 31, 2014 and 2013

	January 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$4,555,097	$6,736,962
Accounts receivable, net of allowance for doubtful accounts of $588,800 and $342,000 at January 31, 2014 and 2013, respectively	13,795,301	13,782,908
Inventories	39,844,309	39,270,675
Deferred income taxes	4,707,278	—
Assets of discontinued operations in India	—	813,182
Prepaid income tax	470,843	1,564,834
Other current assets	2,108,177	1,703,322
Total current assets	65,481,005	63,871,883
Property and equipment, net	12,069,107	14,089,987
Prepaid VAT and other taxes, noncurrent	2,379,395	2,461,386
Security deposits	1,415,372	1,546,250
Intangibles, prepaid bank fees and other assets, net	1,533,349	477,200
Goodwill	871,297	871,297
Total assets	$83,749,525	$83,318,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,181,026	$6,704,001
Accrued compensation and benefits	1,189,324	975,758
Other accrued expenses	1,554,231	2,409,454
Liabilities of discontinued operations in India	—	25,041
Current maturity of long-term debt	50,000	100,481
Current maturity of arbitration settlement	1,000,000	1,000,000
Short-term borrowing	2,558,545	7,128,779
Borrowings under revolving credit facility	12,415,424	9,558,882
Total current liabilities	26,948,550	27,902,396
Accrued arbitration award in Brazil (net of current maturities)	3,758,691	4,710,691
Long-term portion of Canada and Brazil loans	1,110,634	1,298,085
Subordinated debt, net of OID	1,525,392	—
Other liabilities - accrued legal fees in Brazil	71,223	86,911
VAT taxes payable long term	3,329,275	3,328,820
Total liabilities	36,743,765	37,326,903
Stockholders’ equity
Preferred stock, $.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $.01 par; authorized 10,000,000 shares, issued 5,713,180 and 5,688,600; outstanding 5,356,739 and 5,332,159 at January 31, 2014 and 2013, respectively	57,132	56,886
Treasury stock, at cost; 356,441 shares at January 31, 2014 and January 31, 2013	(3,352,291)	(3,352,291)
Additional paid-in capital	53,365,286	50,973,065
Accumulated deficit	(591,945)	(472,445)
Accumulated other comprehensive loss	(2,472,422)	(1,214,115)
Total stockholders' equity	47,005,760	45,991,100
Total liabilities and stockholders' equity	$83,749,525	$83,318,003

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended January 31, 2014 and 2013

	Common Stock		Treasury Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Loss)	Total

Balance, January 31, 2012	5,581,919	$55,819	(356,441)	$(3,352,291)	$50,772,594	$25,816,224	$(25,489)	$73,266,857

Net loss	—	—	—	—	—	(26,288,669)	—	(26,288,669)
Other comprehensive loss	—	—	—	—	—	—	(1,188,626)	(1,188,626)
Stock-based compensation:
Grant of director stock options	—	—	—	—	24,630	—	—	24,630
Restricted stock issued at par	106,681	1,067	—	—	(1,067)	—	—	—
Restricted Stock Plan:
2009 Plan	—	—	—	—	144,617	—	—	144,617
2012 Plan	—	—	—	—	163,514	—	—	163,514
Return of shares in lieu of payroll tax withholding	—	—	—	—	(131,223)	—	—	(131,223)
Balance, January 31, 2013	5,688,600	$56,886	(356,441)	$(3,352,291)	$50,973,065	$(472,445)	$(1,214,115)	$45,991,100

Net loss	—	—	—	—	—	(119,501)	—	(119,501)
Other comprehensive loss	—	—	—	—	—	—	(1,258,307)	(1,258,307)
Stock-based compensation:
Restricted stock issued at par	24,580	246	—	—	(246)	—	—	—
Restricted Stock Plan:
2009 Plan	—	—	—	—	17,192	—	—	17,192
2012 Plan	—	—	—	—	180,552	—	—	180,552
Warrant issued to subordinated debt lender–valuation treated as Original Issue Discount (“OID”) (566,015 shares)	—	—	—	—	2,235,406	—	—	2,235,406
Legal fees associated with Warrant	—	—	—	—	(9,000)	—	—	(9,000)
Return of shares in lieu of payroll tax withholding	—	—	—	—	(31,683)	—	—	(31,683)
Balance, January 31, 2014	5,713,180	$57,132	(356,441)	$(3,352,291)	$53,365,286	$(591,945)	$(2,472,422)	$47,005,760

Numbers may not add due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended January 31, 2014 and 2013

	Years Ended January 31,
	2014	2013
Cash flows from operating activities
Net loss	$(119,501)	$(26,288,669)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Arbitration award in Brazil	—	7,873,847
Payment of settlement agreement for arbitration award in Brazil, net of imputed interest	(952,000)	(1,898,403)
Provision for inventory obsolescence	2,632,000	551,498
Goodwill and other intangibles impairment charge	—	9,953,725
Provision for doubtful accounts	246,813	72,000
Deferred income taxes	(4,707,278)	3,805,844
Deferred taxes long term	455	—
Depreciation and amortization	1,606,993	1,550,865
Interest expense resulting from amortization of warrant OID	260,792	—
Stock-based and restricted stock compensation	197,744	332,761
(Increase) decrease in operating assets:
Accounts receivable	(528,873)	(1,536,668)
Inventories	(4,595,924)	4,598,594
Prepaid income taxes and other current assets	1,093,993	226,689
Other assets - mainly prepaid fees from financing transaction	(2,034,350)	(231,356)
Cash received from sale of discontinued operations	428,827	—
Assets of discontinued operations	364,434	—
Increase (decrease) in operating liabilities:
Accounts payable	2,601,139	1,826,916
Accrued compensation and benefits	—	(329,060)
Accrued expenses and other liabilities	(351,597)	918,529
Liabilities of discontinued operations	(25,041)	(39,739)
Net cash provided by (used in) operating activities	(3,881,374)	1,387,373
Cash flows from investing activities:
Proceeds from sales of Qingdao, net of cost of shutdown	724,402	—
Additional write-off/India assets held for sale	—	800,000
Purchases of property and equipment	(828,894)	(1,384,539)
Net cash used in investing activities	(104,492)	(584,539)
Cash flows from financing activities
Net borrowings under credit agreement (revolver)	12,415,424	(1,898,925)
Proceeds from term loans, net of repayments	—	3,000,000
Repayments of term loans	—	(985,000)
TD Bank and BDC repayments at closing of new financing	(15,108,882)	—
Borrowings in Canada	1,061,776	—
Canada loan repayments	(1,398,566)	(200,200)
Subordinated debt financing	3,500,000	—
Borrowings in Brazil	1,698,653	3,862,710
Repayments in Brazil	(1,840,091)	(3,680,906)
UK borrowings, net	776,961	—
China borrowings, net	811,669	—
Shares returned in lieu of taxes under restricted stock program	(31,683)	(131,223)
Other liabilities	(24,688)	3,410
Net cash provided by (used in) financing activities	1,860,573	(30,134)
Effect of exchange rate changes on cash	(56,572)	22,723
Cash reclassified from assets held-for-sale	—	230,501
Net increase (decrease) in cash and cash equivalents	(2,181,865)	1,025,924
Cash and cash equivalents at beginning of year	6,736,962	5,711,038
Cash and cash equivalents at end of year	$4,555,097	$6,736,962

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Lakeland Industries, Inc. and Subsidiaries (“Lakeland” or the “Company”), a Delaware corporation organized in April 1986, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing market. The principal market for the Company’s products is in the United States. No customer accounted for more than 10% of net sales during FY14 or FY13. For purposes of these financial statements, FY refers to a fiscal year ended January 31; thus, FY14 refers to the fiscal year ended January 31, 2014.

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

For larger orders, except in its Lakeland Fire product line, the Company absorbs the cost of shipping and handling. For those customers who are billed the cost of shipping and handling fees, such amounts are included in net sales. Shipping and handling costs associated with outbound freight are included in selling and shipping expenses and aggregated approximately $2.4 and $2.5 million in FY14 and FY13, respectively.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

Inventories

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or market. Provision is made for slow-moving, obsolete or unusable inventory.

USA and China-Lower of Cost or Market and Obsolete

There is one discontinued product line in the US that management had been converting to a different style for one customer and reserving the cost of conversion. While this customer continues to purchase these converted styles during FY14, management determined that this one customer would not purchase these converted items in sufficient quantity and management will have to sell the remaining stock at a deep discount. It was further determined an additional write-down was needed for remaining Tyvek inventory and obsolete raw materials used from other discontinued product lines. Such write-downs totaled approximately $1.3 million.

Brazil-Lower of Cost or Market and Obsolete

It was determined that due to the introduction of a new fabric domestically sourced in Brazil which drove down market pricing, along with significant improvements and elimination of inefficiencies in the production process, adjustments were made to inventory in FY14. In addition, the Company identified certain inventory in Brazil as obsolete. The inventory became obsolete as a result of the introduction of competing new products into the Brazilian marketplace which rendered the inventory items obsolete. As a result, the inventory was written down to scrap value. Further, as a result of new Brazilian management completing its review of inventory to reflect new strategy and current market conditions, we took a further write-down to reflect slow moving and obsolete inventory. Such write-downs in Brazil totaled $1,463,000 in FY14.

While management does not expect any further significant write-downs of current inventory, specifically in either Brazil or the US or anywhere else we operate, no assurance can be given.

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

January 31, 2014 and 2013

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

Research and Development Costs

Research and development costs are expensed as incurred and included in general and administrative expenses. Research and development expenses aggregated approximately $123,000 and $242,000 in the FY14 and FY13, respectively.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

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

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share are based on the weighted average number of common and common stock equivalents. The average common stock equivalents for the years ended January 31, 2014 and 2013 were 341,181 and 0, respectively, representing the warrant issued with the subordinated debt financing. The diluted earnings per share calculation takes into account the shares that may be issued upon exercise of stock options, reduced by shares that may be repurchased with the funds received from the exercise, based on the average price during the fiscal year.

The following table sets forth the computation of basic and diluted earnings per share for “income for continuing operations” at January 31, 2014 and 2013, as follows:

	Years Ended
	January 31,
	2014	2013
Numerator
Loss from continuing operations	$(119,501)	$(25,766,962)
Denominator
Denominator for basic earnings per share (weighted-average shares which reflect 356,441 shares in the treasury as a result of the stock repurchase program for the years ended January 31, 2014 and 2013, respectively) and 341,181 and 0 weighted average common equivalents relating to the warrant issued with the subordinated debt financing	5,689,230	5,290,332
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	—	—
Denominator for diluted earnings (loss) per share (adjusted weighted average shares)	5,689,230	5,290,332
Basic loss per share from continuing operations	$(0.02)	$(4.87)
Diluted loss per share from continuing operations	$(0.02)	$(4.87)

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

Advertising Costs

Advertising costs are expensed as incurred, including selling and shipping expenses on the income statement. Advertising and co-op costs amounted to $322,000 and $263,000 in FY14 and FY13, respectively, net of co-op advertising allowance received from a supplier. These reimbursements include some costs which are classified in categories other than advertising, such as payroll.

Statement of Cash Flows

The Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds. The market value of the cash equivalents approximates cost. Foreign denominated cash and cash equivalents were approximately $4.6 million and $4.5 million at January 31, 2014 and 2013, respectively.

Supplemental cash flow information for the years ended January 31 is as follows:

	2014	2013

Interest paid	$1,581,366	$906,307
Income taxes paid	$1,331,279	$469,209
Accumulated amortization of warrant OID included in interest expense	$260,792	$—

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

Our foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco do Brasil, S.A., Banco Itaú S.A., and Mercantil do Brasil, S.A. in Brazil; Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia and JSC Bank Centercredit in Kazakhstan. We monitor our financial depositories by their credit rating.

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

The monetary assets and liabilities of the Company’s foreign operations with the US dollar as the functional currency are translated into US dollars at current exchange rates, while nonmonetary items are translated at historical rates. Revenues and expenses are generally translated at average exchange rates for the year. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and aggregated losses or (gains) of approximately $124,000 and $390,000 for FY14 and FY13, respectively, outside Brazil.

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

2. INVENTORIES, NET

Inventories consist of the following at January 31:

	2014	2013

Raw materials	$16,348,861	$21,096,015
Work-in-process	1,292,741	1,812,788
Finished goods	22,202,707	16,361,872
	$39,844,309	$39,270,675

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at January 31:

	Useful Life in Years	2014	2013
Machinery and equipment	3-10	$10,260,162	$10,993,470
Furniture and fixtures	3-10	636,759	669,511
Leasehold improvements	Lease term	1,294,928	1,896,338
Land and building (China)	20-30	1,917,154	2,412,115
Land and building (Canada)	30	2,201,934	2,444,798
Land and buildings (USA)	30	6,018,838	6,017,082
Land and building (Brazil)	5	1,362,696	1,638,236
		23,692,471	26,071,550
Less accumulated depreciation		(11,735,960)	(12,971,202)
Construction-in-progress		112,596	989,639
		$12,069,107	$14,089,987

Depreciation expense for FY14 and FY13 amounted to $1,197,696 and $1,315,037, respectively.

The estimated cost to complete construction-in-progress at January 31, 2014, is $415,000.

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

On September 11, 2012, the Company and the former officers entered into a settlement agreement (the “Settlement Agreement”) which fully and finally resolved all alleged outstanding claims against the Company arising from the arbitration proceeding. Pursuant to the Settlement Agreement, the Company agreed to a payment schedule to the former officers with a balance remaining as of January 31, 2014, of $5.0 million in US dollars consisting of 20 consecutive quarterly installments of US $250,000 ending on December 31, 2018, net of imputed interest of $241,309 as shown on the balance sheet at $3,758,691, net of current maturity of $1,000,000. The Company is current with all obligations pursuant to this Settlement Agreement.

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

5. INTANGIBLES, PREPAID BANK FEES AND OTHER ASSETS, NET

Intangible assets consist of the following at January 31, 2014:

	2014	2013
Trademarks and tradenames in Brazil and prepaid costs for Certificate of Approval (“CA”) by the ministry of Labor in Brazil, net of accumulated amortization of $98,000 at January 31, 2014, and $0 at January 31, 2013	$335,635	$312,238
Appraised value of customer contracts acquired in Qualytextil acquisition, amortized over estimated remaining life ending April 2013, net of accumulated amortization of $349,095 at January 31, 2013	—	31,779
Bank fees net of accumulated amortization of $267,718 at 2014 and $96,228 at 2013	1,197,714	133,183
	$1,533,349	$477,200

Amortization expense included in general and administrative expense was $409,297 and $235,828 for FY14 and FY13, respectively.

Amortization expense for the next five years is as follows: Bank fees: $451,374 for 2015, $451,374 for 2016, $243,051 for 2017, $33,661 for 2018 and $18,254 for 2019. CA certification in Brazil: $130,840 for 2015, $130,840 for 2016 and $31,378 for 2017.

The changes in the carrying amount of trademarks and trade names during the fiscal years 2014 and 2013 are summarized in the following table:

	Balance Beginning of Year	Changes Resulting from Foreign Exchange Differences	Additions During Year	Changes from Impairment Charges	Balance End of Year

Year ended January 31, 2014	$312,238	$(66,817)	$90,214	$—	$335,635
Year ended January 31, 2013	$4,282,100	$(615,614)	$—	$(3,354,248)	$312,238

Goodwill

On August 1, 2005, the Company purchased Mifflin Valley, Inc., a Pennsylvania manufacturer, the operations of which now comprise the Company’s Reflective division. This acquisition resulted in the recording of $0.9 million in goodwill in FY06. Management has determined this did not meet “more likely than not” threshold for impairment at January 31, 2014. This goodwill is included in the US segment for reporting purposes.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

The changes in the carrying value of goodwill during the fiscal years 2014 and 2013 are summarized in the following table:

	USA	Brazil	Total
Balance as of January 31, 2012	$871,296	$5,261,658	$6,132,954
During fiscal year 2013:
Effect of foreign currency translation	—	(526,073)	(526,073)
Rounding	1	—	1
Goodwill and other intangibles impairment charge	—	(4,735,585)	(4,735,585)
Balance as of January 31, 2013	$871,297	$—	$871,297
During fiscal year 2014:
Effect of foreign currency translation	—	—	—
Goodwill and other intangibles impairment charge	—	—	—
Balance as of January 31, 2014	$871,297	$—	$871,297

For Brazilian tax purposes, the Company is deducting goodwill over a five-year period which commenced with the merger of its holding company into the operating company in Brazil, which took place in November 2008.

6. LONG-TERM DEBT AND SUBSEQUENT EVENT

Revolving Credit Facility

The maximum amounts borrowed under the existing and previous revolving credit facilities during FY14 and FY13 were $13.7 million and $12.9 million, respectively, and the weighted average interest rates during the periods were 5.53% and 2.87%, respectively.

On June 28, 2013, the Company and its wholly-owned subsidiary, Lakeland Protective Wear Inc. (collectively with the Company, the “Borrowers”), entered into a Loan and Security Agreement (the “Senior Loan Agreement”) with AloStar Business Credit, a division of AloStar Bank of Commerce (the “Senior Lender”). The Senior Loan Agreement provides the Borrowers with a three-year $15 million revolving line of credit, at a variable interest rate based on LIBOR, with a first priority lien on substantially all of the United States and Canada assets of the Company, except for the Canadian warehouse.

On June 28, 2013, the Borrowers also entered into a Loan and Security Agreement (the “Subordinated Loan Agreement”) with LKL Investments, LLC, an affiliate of Arenal Capital, a private equity fund (the “Junior Lender”). The Subordinated Loan Agreement provides for a $3.5 million term loan to be made to the Borrowers and a second priority lien on substantially all of the assets of the Company in the United States and Canada, except for the Canadian warehouse and except for a first lien on the Company’s Mexican facility. Pursuant to the Subordinated Loan Agreement, among other things, Borrowers issued to the Junior Lender a five-year term loan promissory note (the “Note”). At the election of the Junior Lender, interest under the Note may be paid in cash, by payment in kind (“PIK”) in additional notes or payable in shares of common stock (“Common Stock”), of the Company (the “Interest Shares”). If shares of Common Stock are used to make interest payments on the Note, the number of Interest Shares will be based upon 100% of an average of the then current market value of the Common Stock, subject to the limitations set forth in the Subordinated Loan Agreement. The Junior Lender also, in connection with this transaction, received a common stock purchase warrant (the “Warrant”) to purchase up to 566,015 shares of Common Stock (subject to adjustment), representing beneficial ownership of approximately 9.58% of the outstanding Common Stock of the Company, as of the closing of the transactions contemplated by the Subordinated Loan Agreement. The Company’s receipt of gross proceeds of $3.5 million (before original issue discount of $2.2 million related to the associated warrant) in subordinated debt financing was a condition precedent set by Senior Lender, of which this transaction satisfied.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

The proceeds from such financings have been used to fully repay the Company’s former financing facility with TD Bank, N.A. in the amount of approximately US $13.7 million. Also repaid upon closing of the financings was the warehouse loan in Canada with a balance of CDN $1,362,000 Canadian dollars (approximately US $1,320,000), payable to Business Development Bank of Canada (“BDC”).

The following is a summary of the material terms of the financings:

$15 million Senior Credit Facility

•	Borrowers are both Lakeland Industries, Inc. and its Canadian operating subsidiary Lakeland Protective Wear Inc.
•	Borrowing pursuant to a revolving credit facility subject to a borrowing base calculated as the sum of:
o	85% of eligible accounts receivable as defined
o	The lesser of 60% of eligible inventory as defined or 85% of net orderly liquidation value of inventory
o	In transit inventory in bound to the US up to a cap of $1,000,000
o	Receivables and inventory held by the Canadian operating subsidiary to be included, up to a cap of $2 million of availability
o	On January 31, 2014, there was $2.6 million available under the senior credit facility
•	Collateral
o	A perfected first security lien on all of the Borrowers United States and Canadian assets, other than its Mexican plant and the Canadian warehouse
o	Pledge of 65% of Lakeland US stock in all foreign subsidiaries other than 100% pledge of stock of its Canadian subsidiaries
•	Collection
o	All customers of Borrowers must remit to a lockbox controlled by Senior Lender or into a blocked account with all collection proceeds applied against the outstanding loan balance
•	Maturity
o	An initial term of three years from June 28, 2013 (the “Closing Date”)
o	Prepayment penalties of 3%, if prepaid prior to the first anniversary of Closing Date; 2% if prior to the second anniversary and 1% if prior to the third anniversary of the Closing Date
•	Interest Rate
o	Rate equal to LIBOR rate plus 525 basis points
o	Initial rate and rate at January 31, 2014 of 6.25%
o	Floor rate of 6.25%
•	Fees: Borrowers shall pay to the Lender the following fees:
o	Origination fee of $225,000, paid on the Closing Date and being amortized over the term of loan and is included in “intangibles, prepaid bank fees and other assets, net” in the accompanying balance sheet
o	0.50% per annum on unused portion of commitment
o	A non-refundable collateral monitoring fee in the amount of $3,000 per month
o	All legal and other out of pocket costs
•	Financial Covenants
o	Borrowers covenanted that, from the Closing Date until the commitment termination date and full payment of the obligations to Senior Lender, Lakeland Industries, Inc. (the parent company), together with its subsidiaries on a consolidated basis, excluding its Brazilian subsidiary, shall comply with the following additional covenants:

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

•	Fixed Charge Coverage Ratio. At the end of each fiscal quarter of Borrowers, commencing with the fiscal quarter ending July 31, 2013, Borrowers shall maintain a Fixed Charge Coverage Ratio of not less than 1.1 to 1.00 for the four quarter period then ending.
•	Minimum Quarterly Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Borrowers shall achieve, on a rolling basis excluding the operations of the Borrower’s Brazilian subsidiary, EBITDA of not less than the following as of the end of each quarter as follows:
o	July 31, 2013 for the two quarters then ended, $2.1 million;
o	October 31, 2013 for the three quarters then ended, $3.15 million,
o	January 31, 2014 for the four quarters then ended, and thereafter, $4.1 million
•	Capital Expenditures. Borrowers shall not during any fiscal year make capital expenditures in an amount exceeding $1 million in the aggregate
•	The Company is in compliance with all loan covenants of the Senior Debt at January 31, 2014.
•	Other Covenants
o	Standard financial reporting requirements as defined
o	Limitation on amounts that can be advanced to or on behalf of Brazilian operations, limited to one aggregate total of $200,000 for the term of the loan
o	Limitation on total net investment in foreign subsidiaries of a maximum of $1.0 million per annum

$3.5 million Subordinated Debt Financing

•	Subordinated Loan Agreement
o	Maturity date: June 28, 2018
o	Interest at 12.0% per annum through and including December 27, 2016, increased to 16% per annum on December 28, 2016 and 20% per annum on December 28, 2017. Until the first anniversary of the Closing Date, all interest shall either be paid in kind (PIK) or paid in shares of common stock of Lakeland, valued at 100% of the then market value, at the election of the Junior Lender. Such accrued PIK interest is included in “other accrued expenses” in the accompanying balance sheet.
o	All loan costs associated with the Subordinated Debt are included with the deferred debt costs from the Senior Loan and are being amortized over the life of the Senior Loan and are included with “intangibles, bank fees and other assets, net” on the balance sheet
o	Warrant to purchase 566,015 shares of Common Stock (subject to adjustment), exercisable at $0.01 per share
o	Warrant is subject to customary anti-dilution adjustment provisions, including for issuances of Common Stock or Common Stock equivalents at a price less than $5.00 per share, computed on a weighted average basis, subject to a hard cap limitation of 1,068,506 shares on total number of shares to be issued from a combination of warrants, interest shares and price-protection anti-dilution adjustments. The Company is allowed to issue up to 500,000 shares without triggering this provision, to allow for restricted shares and other new compensatory issuances.
o	Warrant exercise period is five years from the Closing Date
o	Registration Rights: the Company commits to filing with the Securities and Exchange Commission a registration statement covering the shares issuable in connection with the subordinated loan transaction within 90 days of the Closing Date and to have it effective no later than 180 days from the Closing Date, which requirement has been complied with.
o	Investor Rights: Junior Lender will have the right to designate one board member or a board observer, subject to certain conditions. As of April 28, 2014, the Junior Lender has not exercised this right
o	Subject to Senior Lender Subordination Agreement, the subordinated loan may be repaid in increments of $500,000 with Senior Lender approval on or after June 28, 2014

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

o	Early Termination Fees; Applicable Termination Percentage:
•	(a) Upon early repayment of the Term Loan, Borrowers shall be obligated to pay, in addition to all of the other Obligations then outstanding, an amount equal to the product obtained by multiplying $3,500,000 or the amount of principal repaid by the applicable percentage set forth below:
•	5.00% if the effective date of termination occurs on or before June 28, 2014;
•	3.00% if the effective date of termination occurs after June 28, 2014, but on or before

June 28, 2015; or

•	1.00% if the effective date of termination occurs after June 28, 2015, but on or before

June 28, 2016

•	Upon acceleration of the loan following a Change of Control, Borrowers shall be obligated to pay an additional fee equal to $35,000
o	Financial covenant amounts are 10% less restrictive than those in the Senior Loan Agreement
o	Second priority lien on substantially all of the assets of the Company in the United States and Canada, except a first lien on Mexican facility
o	The Company is in compliance with all covenants of the Subordinated Debt at January 31, 2014.

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

Amounts outstanding as of January 31, 2014, under the Senior Lender Facility were $12.4 million and under the Junior Lender Facility, $3.5 million net of un-amortized original issue discount of $2.0 million for a net value of $1.5 million included in the subordinated debt on the balance sheet.

 Borrowings in Brazil

Brazil Loan Schedule Year Ended January 31, 2014 in USD

Lender	Maturity Date	Balance Beginning	New Loan	Begin Date	Principal Payment	Interest Payment	Balance Ending	Collateral	Foreign Exchange Difference	Monthly Interest Rate	Monthly Payments Including Interest
		US $	US $		US $	US $	US $		US $		US $
Bank Itau	1/6/2014	557,054	-	7/6/2012	(491,209)	38,935	-	Receivables	65,845	1.35%	41,607
Bank Itau	2/12/2014	1,004,571	-	1/11/2013	(820,066)	71,995	75,633	Receivables	108,872	1.09%	75,606
Bank Itau	6/18/2014	-	258,665	4/19/2013	(136,617)	27,781	106,970	Guarantee Officer	15,078	1.40%	22,001
Bank Itau	6/12/2014	-	162,484	6/12/2013	(88,410)	18,348	67,109	Receivables	6,965	1.95%	13,950
Bank Itau	9/18/2015	-	165,437	9/5/2013	(21,405)	12,866	131,403	Receivables	12,629	1.80%	7,762
Bank Itau	9/30/2015	-	109,061	9/19/2013	(13,896)	10,346	87,753	Receivables	7,412	1.98%	5,260
Bank Itau	7/31/2014	-	226,183	12/19/2013	-	8,086	213,442	Customer Contract	12,741	1.53%	31,472
Citibank	8/5/2014	-	161,095	8/6/2013	(61,127)	13,631	90,483	Guarantee Officer	9,485	2.11%	13,742
Mercantil Bank	1/11/2016	-	229,924	12/30/2013	-	3,565	212,731	Guarantee Officer	17,193	1.50%	13,891
Athena Factoring	N/A	-	126,872	12/23/2013	(70,771)	3,957	51,113	Guarantee Officer	4,987	N/A	-
Athena Factoring	N/A	-	122,341	1/17/2014	-	3,659	111,467	Guarantee Officer	10,876	N/A	-
Valecred Factoring	N/A	-	136,591	12/13/2013	(136,590)	3,298	-	Guarantee Officer	-	N/A	-
TOTAL		1,561,625	1,698,653		(1,840,091)	216,467	1,148,104		272,083		225,291

Certain numbers may not add due to rounding

Brazil Loan Schedule Year Ended January 31, 2014 in BRL

Lender	Maturity Date	Balance Beginning	New Loan	Begin Date	Principal Payment	Interest	Balance Ending	Collateral	Monthly Interest Rate	Monthly payments including interest
		BRL	BRL		BRL	BRL	BRL			BRL
Bank Itau	1/6/2014	1,124,515	-	7/6/2012	(1,109,250)	(101,333)	-	Receivables	1.35%	100,950
Bank Itau	2/12/2014	2,042,225	-	1/11/2013	(1,845,996)	(171,872)	183,509	Receivables	1.09%	183,443
Bank Itau	6/18/2014	-	571,805	4/19/2013	(313,058)	(60,618)	259,541	Guarantee Officer	1.40%	53,382
Bank Itau	6/12/2014	-	359,188	6/12/2013	(195,440)	(41,480)	162,827	Receivables	1.95%	33,846
Bank Itau	9/18/2015	-	365,716	9/5/2013	(47,319)	(28,014)	318,824	Receivables	1.80%	18,833
Bank Itau	9/30/2015	-	241,090	9/19/2013	(30,718)	(20,328)	212,915	Receivables	1.98%	12,762
Bank Itau	7/31/2014	-	500,000	12/19/2013	-	-	517,875	Customer Contract	1.53%	76,361
Citibank	8/5/2014	-	356,118	8/6/2013	(135,127)	(31,584)	219,540	Guarantee Officer	2.11%	33,342
Mercantil Bank	1/11/2016	-	508,270	12/30/2013	-	-	516,150	Guarantee Officer	1.50%	33,705
Athena Factoring	N/A	-	280,463	12/23/2013	(156,446)	(8,748)	124,017	Guarantee Officer	N/A	-
Athena Factoring	N/A		270,447	1/17/2014	-	(8,090)	270,447	Guarantee Officer	N/A	-
Valecred Factoring	N/A	-	301,946	12/13/2013	(301,948)	(7,292)	-	Guarantee Officer	N/A	-
TOTAL		3,166,740	3,755,043		(4,135,302)	(479,359)	2,785,644			546,624

Certain numbers may not add due to rounding

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

Borrowings in UK

On February 20, 2013, the Company and its UK subsidiary completed an agreement to obtain accounts receivable financing with HSBC Bank in the UK in the amount £1,000,000 (approximately US $1.3 million at current exchange rates), more fully described in the Company’s Form 8-K, which was filed on February 20, 2013. On December 19, 2013, the Company’s UK subsidiary entered into a one-year extension pursuant to the same terms except that the facility limit was raised from £1.0 million (approximately US $1.6 million) to £1,250,000 (approximately US $2.0 million) and the advance rate was raised from 80% to 85%. The balance outstanding under this facility at January 31, 2014, was the equivalent of US $0.8 million and is included in short-term borrowings on the balance sheet. The interest rate repayment rate is 3.46% per annum and the term is for a minimum period of one-year renewable on December 19, 2014.

China Loan

On August 12, 2013, the Company’s China subsidiary borrowed approximately US $0.8 million at an interest rate of 5.395% per annum for a term of one year as more fully described in the Company’s Form 8-K which was filed on August 16, 2013. The balance under this loan outstanding at January 31, 2014, was $0.8 million. Such amounts mature August 2014 and are included in short-term borrowings on the balance sheet.

Canada Loan

In September 2013 the Company refinanced its loan with the Development Bank of Canada (BDC) for a principal amount of approximately Canadian and US $1.1 million (based on exchange rates at time of closing). Such loan is for a term of 240 months at an interest rate of 6.45% per annum with fixed monthly payments of approximately US $7,386 (C$8,169) including principal and interest. It is collateralized by a mortgage on the Company's warehouse in Brantford, Ontario. The amount outstanding at January 31, 2014, is C$1,093,194 which is included as US $932,235 loan on the accompanying balance sheet, net of current maturities of US $50,000.

Subsequent Event – New Loan Facility in China

On March 27, 2014, Lakeland Industries, Inc.’s (the “Company”) China subsidiary, Weifang Lakeland Safety Products Co., Ltd (“WF”), and Weifang Rural Credit Cooperative Bank (“WRCCB”) completed an agreement to obtain a line of credit for financing in the amount RMB 8,000,000 (approximately USD $1,287,000). The term is due September 27, 2014, with interest at 120% of the benchmark rate supplied by WRCCB (which is currently 5.6%). The effective per annum interest rate is currently 6.72%. The loan will be collateralized by inventory owned by WF. WRCCB has hired a professional firm to supervise WF’s inventory flow, which WF will pay yearly at a rate of RMB 40,000 (approximately US $6,450). As of April 28, 2014 the Company has not yet drawn down on this line of credit, but intends to do so shortly. There are no covenant requirements in this loan.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

Five-year Debt Payout Schedule

This schedule reflects the liabilities as of January 31, 2014, and does not reflect any subsequent event:

	Total	1 Year or less	2 Years	3 Years	4 Years	5 Years	After 5 Years

Borrowings in Weifang, China	$811,669	$811,669	$—	$—	$—	$—	$—
Borrowings in UK	777,171	777,171	—	—	—	—	—
Revolving credit facility	12,415,424	12,415,424	—	—	—	—	—
Subordinated debt financing*	3,500,000	—	—	—	—	3,500,000	—
Borrowings in Canada	982,235	50,000	26,833	28,616	30,517	32,545	813,724
Borrowings in Brazil	1,148,104	969,705	178,399	—	—	—	—
Total	$19,634,603	$15,023,969	$205,232	$28,616	$30,517	$3,532,545	$813,724

*Before original issue discount (OID) at inception of $2.2 million

Sale of Real Estate in China

In April 2013, the Company executed a contract for the sale of real estate located in Qingdao, China, which was completed on June 30, 2013. The sale was structured as a sale of a subsidiary’s stock after transferring out substantially all non-real estate assets to other Lakeland entities. The net proceeds of the sale to the Company were approximately $0.7 million, received in June 2013. All production from this facility has been transferred to other Lakeland manufacturing facilities. There are no product lines which will be dropped as a result of this plant relocation. Accordingly, the operations of this plant are not being treated as a discontinued operation. This sale resulted in a loss of approximately $0.5 million for financial statement purposes. However, as a result of this sale there were dividends paid to the US parent company of approximately US $1.7 million, which results in taxable income in the US, generating a tax charge of $422,321 in Q2 2014 financial statements. However, as a result of its loss carry forwards for US tax purposes, no cash tax liability has been incurred.

Sale of India Property

The Company sold Plot 24, the largest of three plots held for sale by the Company, which closed on July 29, 2013. The sale price was $428,827 (INR 25,000,000), which is less than previously anticipated due to foreign exchange deterioration in the Indian Rupee.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

	Remaining Assets Held for Sale as of
	January 31, 2014	January 31, 2013
Inventory	$—	$85,170
Other current asset	—	10,024
Property and equipment	—	717,988
Total assets of discontinued operations	—	813,182
Liabilities of discontinued operations:
Accounts payable	—	2,759
Other liabilities	—	22,282
Total liabilities of discontinued operations	—	25,041

Net assets of discontinued operations	$—	$788,141

7. STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

The Company has three main share-based payment plans: The Nonemployee Directors’ Option Plan (the “Directors’ Plan”) and two Restricted Stock Plans (the “2009 Equity Plan” and the “2012 Equity Plan”). Both the 2009 and 2012 Equity Plans have an identical structure. The below table summarizes the main provisions of each of these plans:

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
59

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

Bonus in stock program - employees	All participating employees are eligible to elect to receive any cash bonus in shares of restricted stock. Such restricted shares are subject to two-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the two-year period. Since the employee is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the grant date stock price. The Chief Executive Officer, Chief Financial Officer and Chief Operating Officer of the Company all elected to take 30% of their cash compensation in restricted stock pursuant to this program, commencing in October 2012 and ended in June 2013.
Director fee in stock program	All directors are eligible to elect to receive any director fees in shares of restricted stock. Such restricted shares are subject to two-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the two-year period. Since the director is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the grant date stock price.

The Directors’ Plan provides for an automatic one-time grant of options to purchase 5,000 shares of common stock to each nonemployee director elected or appointed to the Board of Directors. Under the Directors’ Plan, 60,000 shares of common stock have been authorized for issuance. Options are granted at not less than fair market value, become exercisable commencing six months from the date of grant and expire six years from the date of grant. In addition, all nonemployee directors re-elected to the Company’s Board of Directors at any annual meeting of the stockholders will automatically be granted additional options to purchase 1,000 shares of common stock on each of such dates.

The following table represents our stock options granted, exercised and forfeited during the fiscal year ended January 31, 2014.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2013	24,000	$7.47	3.95 years	$1,300
Granted during the year ended January 31, 2014	—	—	—	—
Forfeited during the year ended January 31, 2014	—	—	—	—
Outstanding at January 31, 2014	24,000	$7.47	2.95 years	—
Exercisable at January 31, 2014	24,000	$7.47	2.95 years	—
Reserved for future issuance	0
Directors’ Plan (expired on December 31, 2012)

There were no exercises during the year ended January 31, 2014.

All stock-based option awards were fully vested at January 31, 2014 and 2013. There were no new grants during the year ended January 31, 2014, and this plan expired by its terms on December 31, 2012.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

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

Under the 2009 Equity Incentive Plan, the Company has issued 178,743 fully vested shares as of January 31, 2014. The Company has granted up to a maximum of 4,116 restricted stock awards remaining unvested as of January 31, 2014. All of these restricted stock awards are nonvested at January 31, 2014, and have a weighted average grant date fair value of $8.66 per share. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

Under the 2012 Equity Incentive Plan, the Company has granted 272,290 restricted stock awards as of January 31, 2014, assuming all maximum awards are achieved. All of these restricted stock awards are nonvested at January 31, 2014 (214,790 shares at “baseline”), and have a weighted average grant date fair value of $6.00 per share. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of January 31, 2014, unrecognized stock-based compensation expense related to restricted stock awards totaled $20,707 pursuant to the 2009 Equity Incentive Plan and $1,328,912 pursuant to the 2012 Equity Incentive Plan, before income taxes, based on the maximum performance award level, less what has been charged to expense on a cumulative basis through October 31, 2012, which was set to zero. Such unrecognized stock-based compensation expense related to restricted stock awards totaled $20,707 for the 2009 Equity Incentive Plan and $958,612 for the 2012 Equity Incentive Plan at the baseline performance level. The cost of these nonvested awards is expected to be recognized over a weighted-average period of three years. The Board has estimated its current performance level to be at zero, and expenses have been recorded accordingly. The performance based awards are not considered stock equivalents for earnings per share (“EPS”) calculation purposes.

Stock-Based Compensation

The Company recognized total stock-based compensation costs of $197,744 and $332,761 for the years ended January 31, 2014 and 2013, respectively, of which $17,192 and $144,617 result from the 2009 Equity Plan and $180,552 and $163,514 result from the 2012 Equity Plan for the years ended January 31, 2014 and 2013, respectively, and $0 and $24,630, respectively, from the Directors’ Plan. These amounts are reflected in selling, general and administrative expenses. The total income tax benefit recognized for stock-based compensation arrangements was $71,188 and $119,795 for the years ended January 31, 2014 and 2013, respectively.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

Restricted Stock Plan 2012 Equity Plan	Shares Authorized Under 2012 Plan as Revised	Outstanding Unvested Grants at Maximum at End of FY14	Shares Remaining Available for Future Issuance	Reallocation by Board of Directors	Shares Remaining Available for Future Issuance
Restricted stock grants - employees	173,000	150,500	22,500	(20,000)	2,500
Restricted stock grants - directors	50,000	49,500	500	—	500
Matching award program	9,000	3,000	6,000	—	6,000
Bonus in stock - employees	40,000	55,189	(15,189)	20,000	4,811
Retainer in stock - directors	38,000	14,101	23,899	—	23,899
Total restricted stock plan	310,000	272,290	37,710	—	37,710

Total Restricted Shares	Outstanding Unvested Grants at Maximum at Beginning of FY14	Granted during FY14	Becoming Vested during FY14	Forfeited during FY14	Outstanding Unvested Grants at Maximum at End of FY14
Restricted stock grants - employees	164,500	—	—	14,000	150,500
Restricted stock grants - directors	49,500	—	—	—	49,500
Matching award program	3,500	3,000	500	—	6,000
Bonus in stock - employees	47,607	33,672	26,090	—	55,189
Retainer in stock - directors	13,289	7,500	5,572	—	15,217
Total restricted stock plan	278,396	44,172	32,162	14,000	276,406

Shares under 2012 Equity Plan	Outstanding Unvested Grants at Maximum at Beginning of FY14	Granted during FY14	Becoming Vested during FY14	Forfeited during FY14	Outstanding Unvested Grants at Maximum at End of FY14
Restricted stock grants – employees	164,500	—	—	14,000	150,500
Restricted stock grants - directors	49,500	—	—	—	49,500
Matching award program	—	3,000	—	—	3,000
Bonus in stock - employees	21,517	33,672	—	—	55,189
Retainer in stock - directors	6,601	7,500	—	—	14,101
Total restricted stock plan	242,118	44,172	—	14,000	272,290

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

Shares under 2009 Equity Plan	Outstanding Unvested Grants at Maximum at Beginning of FY14	Granted during FY14	Becoming Vested during FY14	Forfeited during FY14	Outstanding Unvested Grants at Maximum at End of FY14
Restricted stock grants - employees	—	—	—	—	—
Restricted stock grants - directors	—	—	—	—	—
Matching award program	3,500	—	500	—	3,000
Bonus in stock - employees	26,090	—	26,090	—	—
Retainer in stock - directors	6,688	—	5,572	—	1,116
Total restricted stock plan	36,278	—	32,162	—	4,116

Overall weighted average per share - all plans	Outstanding Unvested Grants at Maximum at Beginning of FY14	Granted during FY14	Becoming Vested during FY14	Forfeited during FY14	Outstanding Unvested Grants at Maximum at End of FY14
Restricted stock grants – employees	$6.44	$—	$—	$6.44	$6.44
Restricted stock grants - directors	6.44	—	—	—	6.44
Matching award program	8.14	4.97	9.03	—	6.48
Bonus in stock - employees	6.91	4.14	8.15	—	4.63
Retainer in stock - directors	7.42	4.67	8.49	—	5.67
Total restricted stock plan	$6.59	$4.28	$8.22	$6.44	$6.04

Shares under 2012 Equity Plan	Outstanding Unvested Grants at Maximum at Beginning of FY14	Granted during FY14	Becoming Vested during FY14	Forfeited during FY14	Outstanding Unvested Grants at Maximum at End of FY14
Restricted stock grants – employees	$6.44	$—	$—	$6.44	$6.44
Restricted stock grants - directors	6.44	—	—	—	6.44
Matching award program	—	4.97	—	—	4.97
Bonus in stock - employees	5.41	4.14	—	—	4.63
Retainer in stock - directors	6.01	4.67	—	—	5.30
Total restricted stock plan	$6.34	$4.28	$—	$6.44	$6.00

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

Shares under 2009 Equity Plan	Outstanding Unvested Grants at Maximum at Beginning of FY14	Granted during FY14	Becoming Vested during FY14	Forfeited during FY14	Outstanding Unvested Grants at Maximum at End of FY14
Restricted stock grants - employees	$—	$—	$—	$—	$—
Restricted stock grants - directors	—	—	—	—	—
Matching award program	8.14	—	9.03	—	7.99
Bonus in stock - employees	8.15	—	8.15	—	—
Retainer in stock - directors	8.82	—	8.49	—	10.45
Total restricted stock plan	$8.27	$—	$8.22	$—	$8.66

8. INCOME TAXES

The provision for income taxes is based on the following pretax income (loss):

	<————————FY 14————————>			<————————FY 13————————>
Domestic and Foreign Pretax Income (Loss)	Total	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations
Domestic	$1,962,763	$1,962,763	$—	$(11,394,955)	$(11,394,955)	$—
Foreign	(4,933,655)	(4,933,655)	—	(10,136,243)	(9,336,243)	(800,000)

Total	$(2,970,892)	$(2,970,892)	$—	$(21,531,198)	$(20,731,198)	$(800,000)

Income Tax Expense (Benefit)	Total	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations

Current:
Federal	$512,202	$512,202	$—	$—	$—	$—
State and other taxes	39,810	39,810	—	(130,213)	$(130,213)	—
Foreign	1,303,875	1,303,875	—	688,835	$688,835	—

Deferred:
Domestic	$(162,847)	$(162,847)	$—	$(1,269,245)	$(990,952)	$(278,293)
Valuation allowance-deferred tax asset	(4,544,431)	(4,544,431)	—	4,544,431	4,544,431	—
Foreign	—	—	—	923,663	923,663	—
Total	$(2,851,391)	$(2,851,391)	$—	$4,757,451	$5,035,764	$(278,293)

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

	2014	2013
Statutory rate	34.0%	34.0%
State income taxes, net of Federal tax benefit	(0.88)%	2.5%
Goodwill and other intangibles impairment charge	—	(46.23)%
Arbitration settlement charge	—	(12.43)%
Dividend from sale of Qingdao and from Canada relating to financing	(17.33)%	—
Brazil losses with no tax benefit	(69.42)%	—
Permanent differences	(12.44)%	(12.90)%
Foreign tax rate differential*	2.67%	32.38%
Various tax credits	—	—
Valuation allowance-deferred tax asset	159.38%	(21.11)%
Other	—	1.66%
Effective rate	95.98%	(22.13)%

* The foreign rate differential is due to losses in India, Chile and Argentina treated as pass through entities for US tax purposes, the VAT tax charge in Brazil and the elimination of intercompany profit in inventory, all of which serve to reduce the consolidated pretax income.

The tax effects of temporary differences which give rise to deferred tax assets at January 31, 2014 and 2013 are summarized as follows:

	2014	2013
Deferred tax assets:
Inventories	$1,545,663	$812,054
US tax loss carry-forwards, including work opportunity credit*	233,798	1,520,142
Accounts receivable and accrued rebates	125,159	94,877
Accrued compensation and other	183,434	184,214
India reserves - US deduction	613,200	963,524
Equity based compensation	215,872	218,942
Foreign tax credit carry-forward	1,243,519	407,092
State and local carry-forwards	145,528	96,810
Depreciation and other	299,756	246,776
Accrued interest on subordinated debt	101,349	—
Deferred tax asset	4,707,278	4,544,431
Less valuation allowance	—	(4,544,431)
Net deferred tax asset	$4,707,278	$0

*The federal net operating loss (“NOL”) that is left after FY14 will expire after 1/31/2033 (20 years from the generated date of 1/31/2013).  The credits will begin to expire after 1/31/2030 (20 years from the 1st carryover year generated date of 1/31/2010) and will fully expire after 1/31/2033.

The state NOLs will begin to expire after 1/31/2025 and will continue to expire at various periods up until 1/31/2033 when they will be fully expired.  The states have a larger spread because some only carryforward for 15 years and some allow 20 years.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

Valuation Allowance

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that it would not be able to realize deferred income tax assets in the future in excess of net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. The valuation allowance was $0 at January 31, 2014 ($4,544,431 in 2013). As a result of the going concern uncertainty in FY13, the Company recorded a valuation allowance for the full amount of the deferred tax assets. During FY14, the Company successfully refinanced its long term debt and alleviated substantial doubt of a going concern. As such, the Company believes no allowance is necessary in FY14.

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

Our three major foreign tax jurisdictions are China, Canada and Brazil. China tax authorities have performed limited reviews on all China subsidiaries as of tax years 2008, 2009, 2010, 2011 and 2012 with no significant issues noted. We believe our tax positions are reasonably stated as of January 31, 2014. On May 9, 2013, one of our China operations was notified by local tax authority that they could conduct an audit on transfer pricing. After preliminary communication with the tax authority, we believe the additional tax liability will be no more than RMB100,000 or US $16,000. At the same time, China tax authority also questioned the retained earnings balance for not being repatriated to corporate which would result in a 10% withholding tax paid to China, and the delayed payment in trade payable from corporate affiliated companies, especially from US parent to China. Additionally, China tax authority also questioned if there is any tax avoidance motive in the investment of US $500,000 to our Argentina subsidiary. We do not believe there will be any material tax consequences from the latter two inquiries.

Lakeland Protective Wear, Inc., our Canadian subsidiary, follows Canada tax regulatory framework recording its tax expense and tax deferred assets or liabilities. As of this statement filing date, we believe the Company’s tax situation is reasonably stated, and we do not anticipate future tax liability for fiscal year ended January 31, 2014, or prior years.

The Company’s Brazilian subsidiary is currently under a tax audit, which raised some issues regarding the tax impact related to the merger held in 2008 and the resulting goodwill resulting from the structure which was set up by the Company's Brazilian counsel's suggestion. The structure used is relatively common in acquisitions of Brazilian operations made by non-Brazilian companies. In general, acquisitions with this structure have survived challenge by the taxing authorities in Brazil. The cumulative amount of tax benefits recognized on the Company’s books through January 31, 2014, resulting from the tax deduction of the goodwill amortization is approximately US $0, net of the deferred tax valuation reserve. This results from the goodwill on the Brazilian books which, for Brazilian tax purposes, is eligible for tax write-off over a five-year period dating from November 2008.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

Except in Canada, it is our practice and intention to reinvest the earnings of our non-US subsidiaries in their operations. As of January 31, 2014, the Company had not made a provision for US or additional foreign withholding taxes on approximately $18.0 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration ($16.6 million at January 31, 2013). Generally, such amounts become subject to US taxation upon remittance of dividends and under certain other circumstances. If theses earnings were repatriated to the US, the deferred tax liability associated with these temporary differences would be approximately $3.2 million and $2.9 million at January 31, 2014 and 2013, respectively.

9. BENEFIT PLANS

Defined Contribution Plan

Pursuant to the terms of the Company’s 401(k) plan, substantially all US employees over 21 years of age with a minimum period of service are eligible to participate. The 401(k) plan is administered by the Company and provides for voluntary employee contributions ranging from 1% to 15% of the employee’s compensation. There was no Company match in FY13 or FY14.

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

An audit for the 2007-2009 period has been completed by the State of Bahia. In October 2010, the Company received five claims for 2007-2009 from the State of Bahia, the largest of which was for taxes of R$6.2 (US$2.6) million and fines and interest currently at R$6.7 million (US$2.9 million), for a total of R$12.9 (US$5.5) million. The Company intends to defend and wait for the next amnesty period.  Of other claims, our attorney informs us that three claims totaling R$1.3 (US$0.6) million in respect of fines and penalties will likely be successfully defended based on state auditor misunderstanding.

Lakeland intends to apply for amnesty and make any necessary payments upon the forthcoming, anticipated amnesty periods imposed by the local Brazilian authorities. Of this R$6.2 (US$2.6) million claim, R$3.4 (US$1.4) million is eligible for future credit. The future credit amount was recorded at the USD value at the exchange rate prevailing in 2010 when recorded.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

The Company has changed its strategy regarding the large VAT tax claim as a result of the current cash flow needs in Brazil. In February 2014, as had been anticipated, the administrative proceedings have ended and a switch to a formal judicial proceeding became required. The Company is presently attempting to negotiate a guarantee with the administrative level in the Tax department whereby the Company would either pledge its inventory as collateral for the judicial deposit or alternately would agree to deposit into an escrow account with the court system a monthly judicial deposit of a negotiated percentage of its future sales in Brazil. The Company would then be able to avail itself of a later amnesty. Any amounts paid into the escrow would be available at such time to be applied to the amnesty payment. The Company believes it is more likely than not that it will have the cash from operations or the borrowing capacity at such time to fund such amnesty payment but no assurances can be given.

Such arrangement would result in a judicial tax claim filed against the Company for 20% greater than the total claim, or approximately US$6.6 million (R15.4 million). Of this amount, only a portion of any amount paid into future amnesty would be eligible for future credit as discussed elsewhere in this note.

Once this arrangement is completed, the formal judicial process could take from 5 to 10 years. The Company believes there is a strong likelihood that another amnesty would be offered by the state prior to such completion.

The Company has accepted amnesty for a smaller claim (the fifth referenced above) which will result in eight monthly payments of about US $18,000 (R$42,000) which reflects abatement of 80% of penalty and interest. An accrual of US $153,000 has been charged to expense and included in other accrued expenses on the Balance Sheet as of January 31, 2014.

Of three remaining claims, our attorney informs us that R$1.0 (US $0.6) million will be successfully defended based on a lapse of statute of limitations and R$0.3 (US $0.2) million based on state auditor misunderstanding. No accrual has been made for these items.

In December 2013, the company has just learned of a different VAT tax claimed by the State of Sao Paulo for a tax in the amount of approximately US $45,000 and total claim including interest and penalty totaling approximately US $200,000.

Management will continue to monitor the situation and revise its estimates as more information becomes available.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

A table summarizing all five different VAT claims and their status is listed below:

	Principle	Interest & Penalty	Total	Approximate for Totals	Loss Possibility	Strategy	Collateral
	R$	R$	R$	US $
	305,897	491,272	797,168	362,000	Remote	To wait Judicial Process	New Land
	573,457	1,098,475	1,671,932	760,000	Remote	To wait Judicial Process	Plant
	6,209,836	6,653,586	12,863,422	5,847,000	Probable	To wait Judicial Process and offer Judicial Deposit (approx. 3% net sales)	-
	402,071	770,133	1,172,204	533,000	Remote	To wait Judicial Process	New Land
	285,009	249,140	534,149	243,000	Loss Agreed	*Accept State Amnesty (8 installments, approx. BRL 42K)	-
	7,776,270	9,262,605	17,038,875	7,745,000		*After State Amnesty Accepted
	PRINCIPAL	INTEREST	TOTAL		State Requirements
	285,009	15,626	334,835		8 Installments representing accepted amnesty per above
Total	285,009	15,626	334,835	152,000

Numbers may not add due to rounding.

Set forth below are the total amounts of potential tax liability from both the original and larger of the five secondary claims, the amount of payments already made into amnesty or scheduled for future payment, which are not eligible for future credit (essentially the discount allowed as an incentive by the neighboring state), less the amount of VAT taxes actually paid which are available as a credit and the amounts of the escrow released by one of the three sellers of the Brazilian company acquired by the Company. The foregoing forms the basis for the US$1.6 million charge to expense recorded by Lakeland in the first quarter of fiscal 2011.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

	BRL (millions)			US (millions)
Foreign exchange rate (at the time recorded				1.82	1.82	1.82
	Total Paid Or To Be Paid Into Government Under Amnesty Program	Total Not Available For Credit[1]	Available For Credit[2]	Total Paid Or To Be Paid Into Government Under Amnesty Program	Total Not Available For Credit¹	Available For Credit[2]
Original claim 2004-2006	3.5	1.4	2.1	1.9	0.8	1.1
Second claim
Preacquisition 2007-April 2008	2.4	1.0	1.4	1.3	0.5	0.8
Postacquisition May 2008 - April 2009	3.3	1.4	1.9	1.8	0.8	1.0
Totals	9.2	3.8	5.4	5.0	2.1	2.9
Escrow released from one seller	1.0	1.0	-	0.5	0.5	-
Charged to expense at April 30, 2010	-	2.8	-	-	1.6	-

2 The amount allowed as credit against future payments represents the VAT taxes actually previously paid to the neighboring state.

Future Accounting for Funds

Following earlier payment into the amnesty program in 2010 and December 2013, a portion of the taxes were since recouped via credits against future taxes due. The Company does not expect any further charges to expense. Any future payment into amnesty has already been reflected on our books as a liability at January 31, 2014, along with potential future credits.

Balance Sheet Treatment

The Company has reflected the above items on its January 31, 2014, balance sheet as follows:

		R$ millions	US$ millions(1)
Noncurrent assets	VAT taxes eligible for future credit	3.4	1.9
Long-term liabilities	Taxes payable	6.2	3.3

(1) At exchange rate prevailing in 2010 when recorded.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

11. DISCONTINUED OPERATIONS IN INDIA

The Company decided to discontinue operations in its India glove manufacturing facility and put the assets and business up for sale in FY12. The Company decided to sell this division primarily because it has incurred significant operating losses since inception, and the Company has been unsuccessful in developing sufficient sales to reach at least break even. The Company was attempting to sell the operations as an ongoing operation but shut down its operations in December 2011.

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations in India” and “Liabilities of discontinued operations in India,” respectively, in the accompanying Balance Sheets at January 31, 2014 and 2013, and consist of the following:

	January 31,
	2014	2013
	(In thousands)
Cash	$—	$—
Accounts receivable	—	—
Inventory	—	85
Other current asset	—	10
Property/equipment	—	718
Total assets of discontinued operations	—	813
Liabilities of discontinued operations:
Accounts payable	—	3
Other liabilities	—	22
Total liabilities of discontinued operations	—	25

Net assets of discontinued operations	$—	$788

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

The following table illustrates the reporting of the discontinued operations included in the Statements of Operations for the years ended January 31, 2014 and 2013:

	Years Ended January 31,
	2014	2013
	(in 000’s)
Net sales	$—	$—
Cost of goods sold	—	—
Gross loss	—	—
Operating expense	—	—
Operating loss	—	—
Loss on shutdown and sale assets	—	(800)
Loss from discontinued operations before income taxes	—	(800)
Benefit from income taxes from discontinued operations	—	(278)
Net loss from discontinued operations	$—	$(522)

12. MAJOR SUPPLIER

Our largest supplier in FY14 was Southern Mills from whom we purchased 12.7% of our total purchases. In FY13, our largest supplier was Southern Mills, from whom we purchased 11.7% of our total purchases. There were no other vendors over 10% for either FY14 or FY13.

12. RELATED PARTIES AND TRANSACTIONS

During the year, the Company paid approximately $587,000 and $435,000 in FY14 and FY13, respectively, to a company owned in part by managers of the Company for certain printing services, which management believes were at fair market value

14. COMMITMENTS AND CONTINGENCIES

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

Employment Contracts

The Company has employment contracts with four principal officers expiring through January 31, 2017. Pursuant to such contracts, the Company is committed to aggregate annual base remuneration of $1,032,000, $915,000, $370,000 and $290,000 for FY14, FY15, FY16 and FY17, respectively. Three of such employees voluntarily took an 8% reduction in pay along with a 30% reduction to be paid in restricted shares rather than cash, which was terminated in January 2014 and August 2013, respectively. Three of such contracts provide for bonuses based on reported earnings per share for FY15 compared with targets set by the Board. Such bonuses were not earned in FY14.

In March 2013, the Company reached a termination agreement with Mr. Miguel Bastos, President of Lakeland’s Brazilian subsidiary. Such Agreement became effective on August 30, 2013. This is a part of the Company’s efforts to reduce costs. The termination agreement calls for an aggregate maximum payout of R$1.1 million (approximately US$470,000), to be paid out over a period of approximately two years. Mr. Bastos will continue to receive his normal salary for six months and then will receive 3% of Lakeland Brazil’s sales, until he reaches a total payout equal to the aggregate R$1.1 million. This termination agreement pays Mr. Bastos approximately half of the amount which would have been paid out for the remaining years of Mr. Bastos’s employment contract, which had run through December 31, 2015. Such termination amount has been accrued as of January 31, 2014. The balance included in other accrued expenses on the Balance Sheet at January 31, 2014, was $361,367.

Leases

Total rental costs under all operating leases are summarized as follows:

	Gross rental	Rentals paid to related parties
Year ended January 31,
2014	$651,918	$0
2013	$559,485	$0

Minimum annual rental commitments for the remaining term of the Company’s noncancelable operating leases relating to manufacturing facilities, office space and equipment rentals at January 31, 2014, including lease renewals subsequent to year end, are summarized as follows:

Year ending January 31,

2015	516,310
2016	222,311
2017	81,608
2018	66,250
2019	66,250
and thereafter	269,750

Litigation

The Company is involved in various litigation proceedings, in addition to those described in Notes 4 and 10 of the financial statements, arising during the normal course of business which, though in the opinion of the management of the Company, will not have a material effect on the Company’s financial position and results of operations or cash flows, however, there can be no assurance as to the ultimate outcome of these matters.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

15. Derivative Instruments and Foreign Currency Exposure

The Company is exposed to foreign currency risk. Management has commenced a derivative instrument program to partially offset this risk by purchasing forward contracts to sell the Canadian Dollar and the Euro other than the cash flow hedge discussed below. Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. We designated the forward contracts as derivatives but not as hedging instruments, with loss and gain recognized in current earnings. In the year ended January 31, 2014, the Company recorded a loss on foreign exchange in Brazil of $475,865 or $0.08 per share included in income from continuing operations. In the year ended January 31, 2013, the Company recorded a loss on foreign exchange in Brazil of $741,052 or $0.14 per share included in income from continuing operations.

The Company accounts for its foreign exchange derivative instruments by recognizing all derivatives as either assets or liabilities at fair value, which may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments.

We have two types of derivatives to manage the risk of foreign currency fluctuations. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contract derivatives, not designated as hedging instruments, are generally settled quarterly. Gain and loss on those forward contracts are included in current earnings. There were no outstanding forward contracts at January 31, 2014 or 2013.

We enter cash flow hedge contracts with financial institutions to manage our currency exposure on future cash payments denominated in foreign currencies. The effective portion of gain or loss on cash flow hedge is reported as a component of accumulated other comprehensive income. The notional amount of these contracts was $1,633,542 and $3,634,077 at January 31, 2014 and 2013, respectively. The corresponding asset and income recorded in other comprehensive income is immaterial to the consolidated financial statements at January 31, 2014 and 2013.

16. MANUFACTURING SEGMENT DATA

Domestic and international sales from continuing operations are as follows in millions of dollars:

	Fiscal Years Ended January 31, ($ millions)
	2014		2013
Domestic	$46.73	51.14%	$40.76	42.85%
International	44.65	48.86%	54.36	57.15%
Total	$91.38	100.00%	$95.12	100.00%

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

We manage our operations by evaluating each of our geographic locations. Our US operations include our facilities in Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products) and Pennsylvania (primarily woven products production). We also maintain three manufacturing companies China (primarily disposable and chemical suit production), a wovens manufacturing facility in Brazil and a manufacturing facility in Mexico (primarily disposable, glove and chemical suit production). Our China and Brazil facilities produce the majority of the Company’s revenues. The accounting policies of these operating entities are the same as those described in Note 1. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in Canada, Europe, Latin America, India, Russia, Kazakhstan and China, which sell and distribute products shipped from the United States, Mexico, Brazil or China. The table below represents information about reported manufacturing segments for the years noted therein:

	Year Ended January 31
	2014 (in millions)	2013 (in millions)
Net Sales from Continuing Operations:
USA	$50.53	$43.13
Other foreign	23.44	21.13
Mexico	3.17	2.38
China	44.3	37.81
Brazil	7.21	16.86
Corporate	2.02	0.75
Less intersegment sales	(39.29)	(26.94)
Consolidated sales	$91.38	$95.12
External Sales from Continuing Operations:
USA	$46.73	$40.76
Other foreign	21.59	20.58
Mexico	1.26	0.73
China	14.76	16.19
Brazil	7.04	16.86
Corporate	—	—
Consolidated external sales	$91.38	$95.12
Intersegment Sales from Continuing Operations:
USA	$3.80	$2.36
Other foreign	1.85	0.56
Mexico	1.91	1.65
China	29.54	21.62
Brazil	0.17	—
Corporate	2.02	0.75
Consolidated intersegment sales	$39.29	$26.94

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

	Year Ended January 31
	2014 (in millions)	2013 (in millions)
Operating Loss from Continuing Operations:
USA	$5.22	$1.11
Other foreign	0.08	0.71
Mexico	(0.01)	(0.04)
China	3.54	2.88
Brazil	(4.41)	(1.61)
Corporate	(4.80)	(4.66)
Less intersegment profit	0.03	0.58
Consolidated operating loss	$(0.36)	$(1.03)
Interest Expense from Continuing Operations:
USA	$—	$—
Other foreign	0.18	0.14
Mexico	0.09	0.05
China	0.03	—
Brazil	1.08	0.97
Corporate	1.27	0.49
Less intersegment	(0.46)	(0.74)
Consolidated interest expense	$2.19	$0.91
Income Tax Expense (Benefit) from Continuing Operations:
USA	$—	$—
Other foreign	0.37	0.12
Mexico	0.02	0.01
China	0.92	0.56
Brazil	—	0.91
Corporate	(3.87)	3.26
Less intersegment	(0.29)	0.18
Consolidated income tax expense (benefit) from continuing operations	$(2.85)	$5.04
Depreciation and Amortization Expense:
USA	$0.21	$0.27
Other foreign	0.17	0.19
Mexico	0.05	0.04
China	0.25	0.33
India - D&A of discontinued operations	—	—
Brazil	0.35	0.36
Corporate	0.60	0.36
Less intersegment	(0.02)	—
Consolidated depreciation and amortization expense	$1.61	$1.55
Total Assets (at Balance Sheet Date): *
USA	$28.88	$23.66
Other foreign	19.93	13.19
Mexico	3.73	3.59
China	30.11	26.66
India	(1.19)	1.61
Brazil	6.92	14.14
Corporate	(4.63)	0.47
Consolidated assets	$83.75	$83.32

* Negative assets reflect intersegment accounts eliminated in consolidation

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

	Year Ended January 31
	2014 (in millions)	2013 (in millions)
Property and Equipment (at Balance Sheet Date):
USA	$2.42	$2.55
Other foreign	2.14	2.38
Mexico	2.09	2.21
China	2.64	3.28
India	0.01	—
Brazil	1.86	2.75
Corporate	0.91	0.92
Consolidated long-lived assets	$12.07	$14.09
Capital Expenditures:
USA	$0.08	$0.19
Other foreign	0.08	0.07
Mexico	0.01	0.33
China	0.44	0.63
India	—	—
Brazil	0.09	0.08
Corporate	0.13	0.08
Consolidated capital expenditure	$0.83	$1.38
Goodwill:
USA	$0.87	$0.87
Other foreign	—	—
Mexico	—	—
China	—	—
India	—	—
Brazil	—	—
Corporate	—	—
Consolidated goodwill	$0.87	$0.87

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

17. UNAUDITED QUARTERLY RESULTS OF OPERATIONS (In thousands, except for per share amounts):

	1/31/2014	10/31/2013	7/31/2013	4/30/2013
Net sales from continuing operations	$22,222	$22,787	$24,639	$21,737
Gross profit from continuing operations	6,249	5,042	7,462	6,080
(Loss) earnings from continuing operations	(1,611)	(1,835)	4,171	(844)
(Loss) earnings from discontinued operations	—	—	—	—
Net income (loss)	(1,611)	(1,835)	4,171	(844)
Basic net earnings (loss) per share:
Continuing operations	(0.27)	(0.31)	0.75	(0.16)
Discontinued operations	—	—	—	—
Total	(0.27)	(0.31)	0.75	$(0.16)
Diluted net earnings (loss) per share:
Continuing operations	(0.27)	(0.31)	0.74	(0.16)
Discontinued operations	—	—	—	—-
Total	(0.27)	(0.31)	0.74	(0.16)

	1/31/2013	10/31/2012	7/31/2012	4/30/2012
Net sales from continuing operations	$23,399	$24,239	$23,499	$23,981
Gross profit from continuing operations	5,598	7,287	7,131	7,311
(Loss) earnings from continuing operations	(17,572)	283	1,644	(10,121)
(Loss) earnings from discontinued operations	(522)	—	—	—
Net income (loss)	(18,094)	283	1,644	(10,121)
Basic net earnings (loss) per share:
Continuing operations	(3.30)	0.05	0.31	(1.94)
Discontinued operations	(0.10)	—	—	—
Total	(3.40)	0.05	0.31	(1.94)
Diluted net earnings (loss) per share:
Continuing operations	(3.30)	0.05	0.30	(1.94)
Discontinued operations	(0.10)	—	—	—
Total	(3.40)	0.05	0.30	(1.94)

Numbers may not add due to rounding

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2014 based on the material weaknesses described below.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2014. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon an evaluation performed, our management concluded that our internal control over financial reporting was not effective as of January 31, 2014. We have identified the four material weaknesses below:

China

In FY13 the Company determined that there were inadequate controls and procedures in place in China. The Company further determined in Q3 of FY14, partially as a result of the change in management with the International Controller departure in Q2, that the Company’s intended remediation was not adequate. Management devoted considerable time in Q3 and Q4 of FY14 to resolving the accounting issues, and management is confident the financial reporting is correct at January 31, 2014. Management intends to further remediate the internal controls in place in China and to make changes as appropriate during FY15, including changes in financial accounting management personnel.

Brazil

Management determined in FY14 that we did not have adequate internal controls in place in Brazil which constituted a material weakness. The Company has operated without adequate cash resources in Brazil and our loan agreements in the USA precluded us from sending any more cash to Brazil. As a result, we were not able to invest funds in Brazil on internal controls until the operation could be returned to profitability. In FY14 we completely changed the senior management in Brazil and recruited and hired a new CEO specializing in turnaround situations who started in September 2013 and recruited a new CFO who started in February 2014. It was not possible to address the internal controls in Brazil until late in Q4 FY14 at which time the Company engaged an outside CPA firm in Brazil to review the internal controls and procedures. Their report was just rendered March 29, 2014. The conclusion of the report was that the design of the activity/process controls does not meet the minimum requirements needed for information security controls. In addition, the report indicated that the controls resulted in high exposure in the areas of purchase, accounting closing, sales, financial, production, payroll, and logistics. Since the material weakness was identified prior to January 31, 2014, action was taken by management such that it did not result in a misstatement for the year. However, the material weakness in internal controls was not fully remediated before yearend and could result in misstatements impacting all accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Failure to Identify Related Party Transaction

The Company failed to identify all payments made to related parties during the year. During the year, it was discovered that the Weifang facility paid approximately $587,000 in fiscal 2014 and $435,000 in fiscal 2013 in payments to a company owned in part by managers of the Company’s main China subsidiary, for certain printing services, which management believes were at arms-length pricing. The appropriate disclosures were not made in the FY14 quarterly filings or in the FY13 financial filings. Since the material weakness was identified by management prior to preparation of the financial statements for the year ended January 31, 2014, it did not result in a misstatement in the 2014 Form 10-K.

Failure of Entity Level Controls

As a result of the multiple material weaknesses identified above regarding financial reporting in international locations, the Company concluded that it does not have sufficient internal controls in place to monitor the internal controls in remote locations. In addition, the Company had not performed a sufficient level of review of the financial information from the foreign subsidiaries to ensure that all general ledger accounts are reconciled and that estimates are properly stated.  Since the material weakness was identified prior to January 31, 2014 and all accounts were properly reconciled and reviewed, it did not result in a misstatement for the year. While the Company believes it has taken the appropriate steps to initiate the remediation of the weaknesses, several of these steps will take time to complete and thus it was unable to complete by January 31, 2014 the remediation of the material weakness from FY13 and others identified in FY14.

Since the Company qualifies as a smaller reporting company, an attestation report of management’s assessment of internal control by our independent auditors is not required.

Changes in Internal Control over Financial Reporting

There have been the following changes in Lakeland Industries, Inc.'s internal control over financial reporting that occurred during Lakeland's fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting:

During the three month period ending January 31, 2014, we recruited a new CFO in Brazil who will be in charge of implementing the appropriate steps to improve the internal controls in Brazil. We hired an outside CPA firm in Brazil to report on and monitor the internal controls. Also our controller in Argentina went on maternity leave. She has returned to work on April 1, 2014.

All internal control testing that cannot be conducted by existing personnel will be outsourced. The internal control program will be monitored/tested in a manner consistent with full Sarbanes-Oxley compliance.

ITEM 9B. OTHER INFORMATION

None

PART III

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2014, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2014. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2014.

Equity Compensation Plans

The following sets forth information relating to Lakeland’s equity compensation plans as of January 31, 2014:

2012 Equity Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price per share of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders
Restricted stock grants - employees	150,500	$6.44	2,500
Restricted stock grants - directors	49,500	$6.44	500
Matching award program	3,000	$4.97	6,000
Bonus in stock program - employees	55,189	$4.63	4,811
Retainer in stock program - directors	14,101	$5.30	23,899
Total Restricted Stock Plans	272,290	$6.00	37,710
Equity compensation plans not approved by security holders
Nonemployee Directors’ Option Plan(2)	24,000	$7.47	—
Total	296,290		37,710

(1) At maximum levels

(2) A description of the Nonemployee Directors’ Option Plan is contained in Note 7 to the financial statements

(a) After reallocations by Board of Directors

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	(1) Financial Statements - Covered by Report of Independent Registered Public Accounting Firm

(A)	Consolidated Statements of Operations for the years ended January 31, 2014 and 2013

(B)	Consolidated Statements of Comprehensive Income for the years ended January 31, 2014 and 2013

(C)	Consolidated Balance Sheets at January 31, 2014 and 2013

(D)	Consolidated Statements of Stockholder’s Equity for the years ended January 31, 2014 and 2013

(E)	Consolidated Statements of Cash Flows for the years ended January 31, 2014 and 2013

(F)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule – Covered by Report of Independent Registered Public Accounting Firm. All schedules are omitted because they are not applicable, not required or the required information is included in a consolidated financial statement or notes hereto.

(3)	Exhibits – See (b) below

b.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 8-K filed April 14, 2014).

3.2	Bylaws of Lakeland Industries Inc., as amended (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 10-Q filed December 7, 2011).

4.1	2006 Incentive Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc. Registration Statement on Form S-8 filed July 26, 2007).

4.2	2009 Stock Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc. Registration Statement on Form S-8 filed September 8, 2011).

4.3	2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc. Registration Statement on Form S-8 filed September 13, 2012).

4.4	Investor Rights Agreement, dated June 28, 2013, by and between Lakeland Industries, Inc. and LKL Investments, LLC (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc.’s Form 8-K filed July 1, 2013).

4.5	Registration Rights Agreement, dated June 28, 2013, by and between Lakeland Industries, Inc. and LKL Investments, LLC (incorporated by reference to Exhibit 4.2 of Lakeland Industries, Inc.’s Form 8-K filed July 1, 2013).

10.1	Employment Agreement, dated April 16, 2010, between Lakeland Industries, Inc. and Christopher J. Ryan (incorporated by reference to Exhibit 10.5 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2010, filed April 16, 2010).

10.2	Employment Agreement, dated January 24, 2012, between Lakeland Industries, Inc. and Gary Pokrassa (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed January 24, 2012).

10.3	Lease Agreement, dated 2006, between Michael Robert Kendall, June Jarvis and Barnett Waddingham Trustees Limited, as lessor, and Lakeland Industries, Inc., as lessee (incorporated by reference to Exhibit 10.22 of Lakeland Industries, Inc.’s Form 10-K for the fiscal year ended January 31, 2007).

Exhibit No.	Description
10.4	Lease Agreement, dated October 14, 2010, between South Heidelberg Partners, LP, as lessor, and Lakeland Industries, Inc., as lessee for Lakeland High Visibility Clothing in Pennsylvania (incorporated by reference to Exhibit 10.14 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2011).

10.5	Lease Agreement, dated December 28, 2010, between Land Services, LLC, as lessor, and Lakeland Industries, Inc., as lessee (incorporated by reference to Exhibit 10.15 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2011).

10.6	Lakeland Industries, Inc. Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed June 29, 2012).

10.7	Settlement Agreement between Lakeland and Elder Marcos Vieira da Conceição and Márcia Cristina Vieira daConceição Antunes (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 10-Q filed July 31, 2012).

10.8	Agreement, dated January 11, 2013, between Lakeland Industries, Inc. and Bank Itau (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed January 15, 2013).

10.9	Summary of Exhibit 10.8 in English (incorporated by reference to Exhibit 10.2 to Lakeland Industries, Inc. Form 8-K filed January 15, 2013).

10.10	Amendment for the Purchase of Debts, dated January 29, 2013 (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed February 20, 2013).

10.11	Fixed Charge on Non-vesting Debts and Floating Charge, dated January 29, 2013 (incorporated by reference to Exhibit 10.2 to Lakeland Industries, Inc. Form 8-K filed February 20, 2013).

10.12	Standard Terms & Conditions (incorporated by reference to Exhibit 10.3 to Lakeland Industries, Inc. Form 8-K filed February 20, 2013).

10.13	Termination Agreement, dated March 14, 2013, among Lakeland Brasil S.A., Lakeland Industries, Inc. and Miguel Bastos (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed March 15, 2013).

10.14	Loan and Security Agreement, dated June 28, 2013, by and among Lakeland Industries, Inc. and Lakeland Protective Wear Inc., as borrowers, and Alostar Bank of Commerce (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed July 1, 2013).

10.15	Amended and Restated Revolver Note, dated June 28, 2013, issued by Lakeland Industries, Inc. and Lakeland Protective Wear Inc., as borrowers, to Alostar Bank of Commerce (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed July 1, 2013).

10.16	Loan and Security Agreement, dated June 28, 2013, by and among Lakeland Industries, Inc. and Lakeland Protective Wear Inc., as borrowers, and LKL Investments, LLC (incorporated by reference to Exhibit 10.3 of Lakeland Industries, Inc.’s Form 8-K filed July 1, 2013).

10.17	Term Note, dated June 28, 2013, issued by Lakeland Industries, Inc. and Lakeland Protective Wear Inc., as borrowers, to LKL Investments, LLC (incorporated by reference to Exhibit 10.4 of Lakeland Industries, Inc.’s Form 8-K filed July 1, 2013).

10.18	Warrant to Purchase Common Stock, dated as of June 28, 2013, issued by Lakeland Industries, Inc. to LKL Investments, LLC (incorporated by reference to Exhibit 10.5 of Lakeland Industries, Inc.’s Form 8-K filed July 1, 2013).

Exhibit No.	Description
10.19	Letter of Offer, effective as of September 27, 2013, between Lakeland Protective Real Estate Inc. and Business Development Bank of Canada (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed October 1, 2013).

10.20	General Security Agreement, effective as of September 27, 2013, between Lakeland Protective Real Estate Inc. and Business Development Bank of Canada (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed October 1, 2013).

10.21	Agreement for Purchase of Debts, dated December 19, 2013 (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed December 23, 2013).

10.22	Replacement Schedule, dated December 19, 2013 (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed December 23, 2013).

10.23	Loan Agreement dated on December 13, 2013 between Lakeland Industries, Inc. and Bank Itau in Brazil to borrow R$ 500.000 (approximately USD $211,000) for working capital (incorporated by reference to Exhibit 10.3 of Lakeland Industries, Inc.’s Form 8-K filed December 23, 2013).

10.24	Summary of Exhibit 10.23 in English (incorporated by reference to Exhibit 10.4 of Lakeland Industries, Inc.’s Form 8-K filed December 23, 2013).

10.25	Loan Agreement, dated March 27, 2014, between the China subsidiary of Lakeland Industries, Weifang Lakeland Safety Products Inc., Ltd and Weifang Rural Credit Cooperative Bank (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed April 2, 2014).

10.26	Summary of Exhibit 10.25 in English (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc. Form 8-K filed April 2, 2014).

10.27*	Employment Agreement, dated March 1, 2014, between Lakeland Industries, Inc. and Stephen M. Bachelder.

14.1	Amendment to the Lakeland Industries, Inc. Code of Ethics, dated February 6, 2012 (incorporated by reference to Exhibit 14.1 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2012).

21	Subsidiaries of Lakeland Industries, Inc. (wholly owned) and jurisdictions of incorporation:

Lakeland Protective Wear, Inc.	Ontario
Lakeland Protective Real Estate	Ontario
Laidlaw, Adams & Peck, Inc. and Subsidiary	Delaware
(Weifang Meiyang Protective Products Co., Ltd.)
Weifang Lakeland Safety Products Co., Ltd.	An Qiu City, Shandong
Lakeland Brazil, S.A.	Salvador, Brazil
Lakeland Glove and Safety Apparel Private Ltd.	New Delhi
Lakeland Industries Europe Ltd.	Cardiff, UK
Weifang Meiyang Protective Products Co., Ltd	An Qiu City, Shandong
Lakeland (Beijing) Safety Products, Co., Ltd.	Beijing, China
Lakeland Shanghai	Shanghai, China
Lakeland Industries, Inc. Agencia en Chile	Santiago, Chile
Lakeland Argentina, SRL	Buenos Aires, Argentina
Art Prom, LLC	Ust-Kamenogorsk, Kazakhstan
RussIndProtection, Ltd.	Moscow, Russia
Lakeland (Hong Kong) Trading Co., Ltd.	Hong Kong

Exhibit No.	Description
23.1*	Consent of Warren Averett, LLC, Independent Registered Public Accounting Firm

31.1*	Certification of Christopher J. Ryan, Chief Executive Officer, President and Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Gary Pokrassa, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Christopher J. Ryan, Chief Executive Officer, President and Secretary, pursuant to Section 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Gary Pokrassa, Chief Financial Officer, pursuant to Section 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculations Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentations Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2014

LAKELAND INDUSTRIES, INC.

	By:	/ s / Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Duane W. Albro	Chairman of the Board	April 28, 2014
Duane W. Albro

/s/ Christopher J. Ryan	Chief Executive Officer, President,	April 28, 2014
Christopher J. Ryan	Secretary and Director

/s/ Gary Pokrassa	Chief Financial Officer	April 28, 2014
Gary Pokrassa

/s/ Stephen M. Bachelder	Chief Operating Officer	April 28, 2014
Stephen M. Bachelder

/s/ A. John Kreft	Director	April 28, 2014
A. John Kreft

/s/ Thomas McAteer	Director	April 28, 2014
Thomas McAteer

/s/ Douglas B. Benedict	Director	April 28, 2014
Douglas B. Benedict

/s/ James M. Jenkins	Director	April 28, 2014
James M. Jenkins

