Form 10-K/A
period 2014-01-31
LAKELAND INDUSTRIES INC
filed 2014-04-29
CIK 798081

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

Explanatory Note

Lakeland Industries, Inc. (the “Company”), hereby amends Part II, Item 8 of its Annual Report on Form 10-K for the year ended January 31, 2014, as filed with the Securities and Exchange Commission on April 28, 2014 (the “Original Form 10-K”). The Company is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) solely to add the conformed signature of its independent auditors and the header of the opinion, Warren Averett, LLC, to the Independent Auditors Report (the “Report”) relating to the financial statements included in Item 8 of Part II of the Original Form 10-K. The conformed signature and the header of the opinion of Warren Averett, LLC was inadvertently omitted from the electronic version on the Original Form 10-K, although the Company had a manually signed copy of the Report when the Original Form 10-K was filed. In accordance with the rules of the Securities and Exchange Commission, updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act 2002 have been added as Exhibits 31.1 and 31.2 and updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been added as Exhibits 32.1 and 32.2 to this Amendment No. 1. No other modifications or changes have been made to the Original Form 10-K or the Company’s financial statements included therein.

This amendment does not reflect the effect of any events subsequent to the filing of the Original Form 10-K for the year ended January 31, 2014, except for the inclusion of the aforementioned conformed signature.

REPORT OF WARREN AVERETT, LLC, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

/s/ Warren Averett, LLC

Birmingham, Alabama

April 28, 2014

_________________SIGNATURES_________________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2014

LAKELAND INDUSTRIES, INC.

By:	/ s / Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer and President