Form 10-Q
period 2014-04-30
LAKELAND INDUSTRIES INC
filed 2014-06-12
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

Large accelerated filer ☐		Accelerated filer ☐

Nonaccelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).                  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 12, 2014
Common Stock, $0.01 par value per share	5,358,509 shares

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

The forward-looking statements in this Form 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	our ability to make payments on our significant indebtedness and comply with the restrictive covenants therein;
•	covenants in our credit facilities may restrict our financial and operating flexibility;
•	our ability to remediate the material weaknesses in our internal controls identified by the evaluations performed by us as of April 30, 2014 and throughout fiscal 2014;
•	our ability to make timely payment on the arbitration award balance of $4.75 million which is payable in the amount of $250,000 quarterly through December 31, 2018;
•	our ability to obtain additional funds, if necessary;
•	we suffered losses from operations in fiscal 2013 and fiscal 2014 and there can be no assurance that such losses will not continue;
•	we are incurring adverse operating results from our Brazilian operations and we expect such losses in Brazil to continue at least through the first half of fiscal 2015;
•	we are subject to risk as a result of our international manufacturing operations;
•	our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates;
•	rapid technological change could negatively affect sales of our products, inventory levels and our performance;
•	because we do not have long-term commitments from many of our customers, we must estimate customer demand, and errors in our estimates could negatively impact our inventory levels and net sales;
•	our operations are substantially dependent upon key personnel;
•	we rely on a limited number of suppliers and manufacturers for specific fabrics, and we may not be able to obtain substitute suppliers and manufacturers on terms that are as favorable, or at all, if our supplies are interrupted;
•	our inability to protect our intellectual property;
•	we deal in countries where corruption is an obstacle, particularly in Brazil;
•	we face competition from other companies, a number of which have substantially greater resources than we do;
•	some of our sales are to foreign buyers, which exposes us to additional risks;
•	a significant reduction in government funding for preparations for terrorist incidents could adversely affect our net sales;

•	we may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims;
•	our directors and executive officers have the ability to exert significant influence on us and on matters subject to a vote of our stockholders;
•	our failure to realize anticipated benefits from acquisitions, divestitures or restructurings, or the possibility that such acquisitions, divestitures or restructurings could adversely affect us;
•	The other factors referenced in this Form 10-Q, including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2014 Form 10-K.

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

Three months ended April 30, 2014 and 2013

	Three Months Ended
	April 30,
	2014	2013
Net sales	$23,507,228	$21,736,990
Cost of goods sold	16,407,236	15,657,374
Gross profit	7,099,992	6,079,616
Operating expenses	6,517,542	6,316,247
Operating profit (loss)	582,450	(236,631)
Foreign Exchange gain (loss) Brazil	38,636	(27,142)
Other income (loss), net	42,210	(128,579)
Interest expense	(639,958)	(273,435)
Income (loss) before taxes	23,338	(665,787)
Income tax expense	23,402	178,693
Net loss	$(64)	$(844,480)
Net loss per common share:
Basic	$0.00	$(0.16)
Diluted	$0.00	$(0.16)
Weighted average common shares outstanding:
Basic	5,923,224	5,337,205
Diluted	5,923,224	5,337,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three months ended April 30, 2014 and 2013

	Three Months Ended
	April 30,
	2014	2013
Net loss	$(64)	$(844,480)
Other comprehensive income (loss):
Cash flow hedge in China	(81,488)	50,572
Foreign currency translation adjustments:
Lakeland Brazil, S.A.	368,942	93,868
Canada	(18,105)	(8,060)
United Kingdom	(3,064)	(38,339)
China	38,665	21,306
Russia/Kazakhstan	(125,018)	(23,795)
Other comprehensive income	179,932	95,552
Comprehensive income (loss)	$179,868	$(748,928)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

April 30, 2014 and January 31, 2014

	April 30,	January 31,
	2014	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,010,514	$4,555,097
Accounts receivable, net of allowance for doubtful accounts of $598,100 and $588,800 at April 30, 2014 and January 31, 2014, respectively	14,635,538	13,795,301
Inventories	40,370,498	39,844,309
Deferred income taxes	4,835,980	4,707,278
Prepaid income tax	908,635	470,843
Other current assets	2,185,703	2,108,177
Total current assets	69,946,868	65,481,005
Property and equipment, net	12,092,322	12,069,107
Prepaid VAT and other taxes, noncurrent	2,451,929	2,379,395
Security deposits	1,461,411	1,415,372
Intangibles, prepaid bank fees and other assets, net	1,384,272	1,533,349
Goodwill	871,297	871,297
Total assets	$88,208,099	$83,749,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,978,630	$8,181,026
Accrued compensation and benefits	1,532,979	1,189,324
Other accrued expenses	2,368,064	1,554,231
Current maturity of long-term debt	50,000	50,000
Current maturity of arbitration settlement	1,000,000	1,000,000
Short-term borrowing	2,522,509	2,558,545
Borrowings under revolving credit facility	13,497,974	12,415,424
Total current liabilities	30,950,156	26,948,550
Accrued arbitration award in Brazil (net of current maturities)	3,566,904	3,758,691
Long-term portion of Canada and Brazil loans	1,069,888	1,110,634
Subordinated debt, net of OID, including PIK interest	2,005,917	1,525,392
Other liabilities - accrued legal fees in Brazil	77,285	71,223
VAT taxes payable long term	3,327,956	3,329,275
Total liabilities	40,998,106	36,743,765
Stockholders’ equity
Preferred stock, $.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $.01 par; authorized 10,000,000 shares, issued 5,714,950 and 5,713,180; outstanding 5,358,509 and 5,356,739 at April 30, 2014 and January 31, 2014, respectively	57,150	57,132
Treasury stock, at cost; 356,441 shares at April 30, 2014 and January 31, 2014.	(3,352,291)	(3,352,291)
Additional paid-in capital	53,389,633	53,365,286
Accumulated deficit	(592,009)	(591,945)
Accumulated other comprehensive loss	(2,292,490)	(2,472,422)
Total stockholders' equity	47,209,993	47,005,760
Total liabilities and stockholders' equity	$88,208,099	$83,749,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

Three months ended April 30, 2014

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance, January 31, 2014	5,713,180	$57,132	(356,441)	$(3,352,291)	$53,365,286	$(591,945)	$(2,472,422)	$47,005,760
Net loss	—	—	—	—	—	(64)	—	(64)
Other comprehensive income	—	—	—	—	—	—	179,932	179,932
Stock-based compensation:
Restricted stock issued at par	1,770	18	—	—	(18)	—	—	—
Restricted stock plan	—	—	—	—	24,365	—	—	24,365
Balance April 30, 2014	5,714,950	$57,150	(356,441)	$(3,352,291)	$53,389,633	$(592,009)	$(2,292,490)	$47,209,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three months ended April 30, 2014 and 2013

	For the Three Months Ended April 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(64)	$(844,480)
Adjustments to reconcile net loss to net cash provided by operating activities
Provision for inventory obsolescence	(84,473)	21,610
Provision for doubtful accounts	9,327	29,927
Deferred income taxes current	(128,702)	—
Deferred taxes long-term	(1,319)	—
Depreciation and amortization	374,596	434,436
Interest expense resulting from amortization of warrant OID and reclassification of PIK interest	480,525	—
Stock based and restricted stock compensation	24,365	74,831
(Increase) decrease in operating assets
Accounts receivable	(774,023)	(440,714)
Inventories	(132,438)	48,947
Prepaid income taxes and other current assets	(437,792)	(413,024)
Other assets-mainly prepaid fees from financing transaction	(22,137)	422,865
Assets of discontinued operations	—	68,662
Increase (decrease) in operating liabilities
Accounts payable	1,543,375	991,094
Accrued expenses and other liabilities	982,154	578,971
Arbitration award in Brazil	(250,000)	(250,000)
Interest expense resulting from Arbitration Award	58,213	—
Liabilities of discontinued operations	—	(25,041)
Net cash provided by operating activities	1,641,607	698,084
Cash flows from investing activities:
Purchases of property and equipment	(89,820)	(353,214)
Net cash used in investing activities	(89,820)	(353,214)
Cash flows from financing activities:
Net borrowings under credit agreement (revolver)	1,082,550	—
Repayments of term loans	—	(265,000)
Canada loan repayments	(10,462)	(39,027)
Borrowings in Brazil	705,254	253,551
Repayments in Brazil	(821,539)	(282,052)
UK repayments, net	(30,252)	280,567
China repayments, net	(14,397)	—
Other liabilities	6,060	—
Shares returned in lieu of taxes under restricted stock program	—	(18,009)
Deferred taxes long term	—	(529)
Net cash provided by used in financing activities	917,214	(70,499)
Effect of exchange rate changes on cash	(13,583)	(7,592)
Net increase in cash and cash equivalents	2,455,418	266,779
Cash and cash equivalents at beginning of year	4,555,097	6,736,962
Cash and cash equivalents at end of year	$7,010,514	$7,003,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

Certain reclassifications of prior period data have been made to conform to current period classification.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business

Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is the United States. No customer accounted for more than 10% of net sales during the three-month periods ended April 30, 2014 and 2013.

2.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the condensed consolidated financial information required therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K and Form 10-K/A filed with the Securities and Exchange Commission for the fiscal year ended January 31, 2014.

Our consolidated financial statements have been prepared using the accrual method of accounting in accordance with US GAAP.

Certain reclassifications of prior period data have been made to conform to current period classification.

The results of operations for the three-month period ended April 30, 2014, are not necessarily indicative of the results to be expected for the full year.

In this Form 10-Q, (a) “FY” means fiscal year; thus, for example, FY15 refers to the fiscal year ending January 31, 2015 and (b) “Q” refers to quarter; thus, for example, Q1 FY15 refers to the first quarter of the fiscal year ending January 31, 2015 (c) “Balance Sheet” refers to the condensed consolidated balance sheet.

3.	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4.	Inventories

Inventories consist of the following:

	April 30, 2014	January 31, 2014

Raw materials	$16,849,408	$16,348,861
Work-in-process	1,417,790	1,292,740
Finished goods	22,103,300	22,202,708
	$40,370,498	$39,844,309

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or market.

5.	Earnings Per Share

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

The following table sets forth the computation of basic and diluted loss per share at April 30, 2014 and 2013.

	Three Months Ended
	April 30,
	2014	2013
Numerator:
Net loss	$(64)	$(844,480)
Denominator
Denominator for basic loss per share
Weighted-average shares outstanding before common share equivalents	5,357,209	5,337,205
Weighted average common equivalent shares resulting from the warrant issued June 28, 2013 to the subordinated debt lender LKL Investments LLC	566,015	—
Total weighted average, including common equivalent shares	5,923,224	5,337,205
Denominator for diluted loss per share (adjusted weighted average shares)	5,923,224	5,337,205
Basic (loss) per share	$(0.00)	$(0.16)
Diluted (loss) per share	$(0.00)	$(0.16)

Not included in the above are the potential shares issuable for interest on the subordinated debt. As of April 30, 2014, there was accrued $368.755 of PIK interest. At the closing stock price on April 30. 2014 of $7.09 this would represent approximately 52,011 shares. Such shares would be antidilutive and as such are not included.

6.	Long-Term Debt

On June 28, 2013, the Company and its wholly-owned subsidiary, Lakeland Protective Wear Inc. (collectively with the Company, the “Borrowers”), entered into a Loan and Security Agreement (the “Senior Loan Agreement”) with AloStar Business Credit, a division of AloStar Bank of Commerce (the “Senior Lender”). The Senior Loan Agreement provides the Borrowers with a three-year $15 million revolving line of credit, at a variable interest rate based on LIBOR, with a first priority lien on substantially all of the United States and Canada assets of the Company, except for the Canadian warehouse and the Mexican plant.

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

The following is a summary of the material terms of the financings:

$15 million Senior Credit Facility

•	Borrowers are both Lakeland Industries, Inc. and its Canadian operating subsidiary Lakeland Protective Wear Inc.
•	Borrowing pursuant to a revolving credit facility subject to a borrowing base calculated as the sum of:
o	85% of eligible accounts receivable as defined
o	The lesser of 60% of eligible inventory as defined or 85% of net orderly liquidation value of inventory
o	In transit inventory in bound to the US up to a cap of $1,000,000
o	Receivables and inventory held by the Canadian operating subsidiary to be included, up to a cap of $2 million of availability
o	On April 30, 2014, there was $1.5 million available under the senior credit facility
•	Collateral
o	A perfected first security lien on all of the Borrowers United States and Canadian assets, other than its Mexican plant and the Canadian warehouse
o	Pledge of 65% of Lakeland US stock in all foreign subsidiaries other than 100% pledge of stock of its Canadian subsidiaries
•	Collection
o	All customers of Borrowers must remit to a lockbox controlled by Senior Lender or into a blocked account with all collection proceeds applied against the outstanding loan balance
•	Maturity
o	An initial term of three years from June 28, 2013 (the “Closing Date”)
o	Prepayment penalties of 3%, if prepaid prior to the first anniversary of Closing Date; 2% if prior to the second anniversary and 1% if prior to the third anniversary of the Closing Date
•	Interest Rate
o	Rate equal to LIBOR rate plus 525 basis points
o	Initial rate and rate at April 30, 2014 of 6.25%
o	Floor rate of 6.25%
•	Fees: Borrowers shall pay to the Lender the following fees:
o	Origination fee of $225,000, paid on the Closing Date and being amortized over the term of loan and is included in “intangibles, prepaid bank fees and other assets, net” in the accompanying balance sheet
o	0.50% per annum on unused portion of commitment
o	A non-refundable collateral monitoring fee in the amount of $3,000 per month
o	All legal and other out of pocket costs
•	Financial Covenants
o	Borrowers covenanted that, from the Closing Date until the commitment termination date and full payment of the obligations to Senior Lender, Lakeland Industries, Inc. (the parent company), together with its subsidiaries on a consolidated basis, excluding its Brazilian subsidiary, shall comply with the following additional covenants:

•	Fixed Charge Coverage Ratio. At the end of each fiscal quarter of Borrowers, commencing with the fiscal quarter ending July 31, 2013, Borrowers shall maintain a Fixed Charge Coverage Ratio of not less than 1.1 to 1.0 for the four quarter period then ending.

•	Minimum Quarterly Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Borrowers shall achieve, on a rolling basis excluding the operations of the Borrower’s Brazilian subsidiary, EBITDA of not less than the following as of the end of each quarter as follows:
o	July 31, 2013 for the two quarters then ended, $2.1 million;
o	October 31, 2013 for the three quarters then ended, $3.15 million,
o	January 31, 2014 for the four quarters then ended, and thereafter, $4.1 million
•	Capital Expenditures. Borrowers shall not during any fiscal year make capital expenditures in an amount exceeding $1 million in the aggregate
•	The Company is in compliance with all loan covenants of the Senior Debt at April 30, 2014.
•	Other Covenants
o	Standard financial reporting requirements as defined
o	Limitation on amounts that can be advanced to or on behalf of Brazilian operations, limited to one aggregate total of $200,000 for the term of the loan
o	Limitation on total net investment in foreign subsidiaries of a maximum of $1.0 million per annum

$3.5 million Subordinated Debt Financing

•	Subordinated Loan Agreement
o	Maturity date: June 28, 2018
o	Interest at 12.0% per annum through and including December 27, 2016, increased to 16% per annum on December 28, 2016 and 20% per annum on December 28, 2017. Until the first anniversary of the Closing Date, all interest shall either be paid in kind (PIK) or paid in shares of common stock of Lakeland, valued at 100% of the then market value, at the election of the Junior Lender. Such accrued PIK interest in the amount of $368,755 is included in “Subordinated debt, net of OID” in the accompanying balance sheet.
o	All loan costs associated with the Subordinated Debt are included with the deferred debt costs from the Senior Loan and are being amortized over the life of the Senior Loan and are included with “intangibles, bank fees and other assets, net” on the balance sheet
o	Warrant to purchase 566,015 shares of Common Stock (subject to adjustment), exercisable at $0.01 per share
o	Warrant is subject to customary anti-dilution adjustment provisions, including for issuances of Common Stock or Common Stock equivalents at a price less than $5.00 per share, computed on a weighted average basis, subject to a hard cap limitation of 1,068,506 shares on total number of shares to be issued from a combination of warrants, interest shares and price-protection anti-dilution adjustments. The Company is allowed to issue up to 500,000 shares without triggering this provision, to allow for restricted shares and other new compensatory issuances.
o	Warrant exercise period is five years from the Closing Date
o	Registration Rights: the Company has filed with the Securities and Exchange Commission a registration statement covering the shares issuable in connection with the subordinated loan transaction. The Company filed a Post-Effective Amendment on June 2, 2014.
o	Investor Rights: Junior Lender will have the right to designate one board member or a board observer, subject to certain conditions. As of June 12, 2014, the Junior Lender has not exercised this right
o	Subject to Senior Lender Subordination Agreement, the subordinated loan may be repaid in increments of $500,000 with Senior Lender approval on or after June 28, 2014
o	Early Termination Fees; Applicable Termination Percentage:
•	(a) Upon early repayment of the Term Loan, Borrowers shall be obligated to pay, in addition to all of the other Obligations then outstanding, an amount equal to the product obtained by multiplying $3,500,000 or the amount of principal repaid by the applicable percentage set forth below:
•	5.00% if the effective date of termination occurs on or before June 28, 2014;

•	3.00% if the effective date of termination occurs after June 28, 2014, but on or before

June 28, 2015; or

•	1.00% if the effective date of termination occurs after June 28, 2015, but on or before

June 28, 2016

•	Upon acceleration of the loan following a Change of Control, Borrowers shall be obligated to pay an additional fee equal to $35,000
o	Financial covenant amounts are 10% less restrictive than those in the Senior Loan Agreement
o	Second priority lien on substantially all of the assets of the Company in the United States and Canada, except for the Canadian warehouse and except for the Company’s Mexican facility.
o	The Company is in compliance with all covenants of the Subordinated Debt at April 30, 2014.

Management has valued the Warrant at $2.2 million. This has been treated as Original Issue Discount (OID) and is being amortized as additional interest over the five-year term of the related subordinated debt. The effective rate of return to the Junior Lender is computed by deducting the warrant valuation OID from the $3.5 million principal leaving a valuation for the debt at closing of $1.3 million. Including the 12% coupon and the amortization of the OID gives an effective per annum rate on just the debt of approximately 47%, assuming the warrant is broken out separately. However, management views this to be one blended loan or transaction along with the Senior Debt of up to $15 million at 6.25%, since the subordinated debt was a required condition of closing made by the Senior Lender.

Amounts outstanding as of April 30, 2014, under the Senior Lender Facility were $13.5 million and under the Junior Lender Facility, $3.5 million net of un-amortized original issue discount of $1.9 million plus PIK interest of $0.4 million, for a net value of $2.0 million included in the subordinated debt on the balance sheet.

Borrowings in UK

On December 19, 2013 the Company and its UK subsidiary entered into a one-year extension of its existing financing facility with HSBC Invoice Finance (UK) Ltd., pursuant to the same terms as disclosed in the Company's Form 8-K filed with the SEC on February 25, 2013, except for: the facility limit was increased from £1,000,000 (approximately USD $1.6 million) to £1,250,000 (approximately US $2.0 million at current exchange rates), and the prepayment percentage (advance rate) was increased from 80% to 85% of eligible receivables; more fully described in the Company’s Form 8-K which was filed on December 23, 2013. The balance outstanding under this facility at April 30, 2014 was the equivalent of US $0.8 million and is included in short-term borrowings on the balance sheet. The per annum interest rate repayment rate is 3.44% and the term is for a minimum period of one year renewable on December 19, 2014.

China Loan

On August 12, 2013, the Company’s China subsidiary borrowed approximately US $0.8 million at an interest rate of 5.395% for a term of one year as more fully described in the Company’s Form 8-K which was filed on August 16, 2013. The balance under this loan outstanding at April 30, 2014 was $0.8 million. Such amounts mature August 2014 and is included in short-term borrowings on the balance sheet.

On March 27, 2014, the Company’s China subsidiary, Weifang Lakeland Safety Products Co., Ltd (“WF”), and Weifang Rural Credit Cooperative Bank (“WRCCB”) completed an agreement to obtain a line of credit for financing in the amount RMB 8,000,000 (approximately USD $1,287,000). The term is through September 27, 2014, with interest at 120% of the benchmark rate supplied by WRCCB (which is currently 5.6%). The effective per annum interest rate is currently 6.72%. The loan will be collateralized by inventory owned by WF. WRCCB has hired a professional firm to supervise WF’s inventory flow, which WF will pay yearly at a rate of RMB 40,000 (approximately US $6,450). As of April 30, 2014 the Company has not yet drawn down on this line of credit, but intends to do so shortly. There are no covenant requirements in this loan.

Canada Loan

In September 2013 the Company refinanced its loan with the Development Bank of Canada (BDC) for a principal amount of approximately Canadian and US $1.1 million. Such loan is for a term of 240 months at a per annum interest rate of 6.45% with fixed monthly payments of approximately US $7,780 (C$8,169) including principal and interest. It is collateralized by a mortgage on the Company's warehouse in Brantford, Ontario. The amount outstanding at April 30, 2014 is US $0.9 million which is included in long-term portion of Canada and Brazil loan on the balance sheet, net of current maturities of $50,000.

Brazil Loans

Brazil Loan Schedule Quarter Ended April 30, 2014
	USD	BRL
Balance Beginning	1,148,114	2,785,644
New Borrowings	705,254	1,632,434
Principal Payments	(821,539)	(1,919,957)
Foreign Exchange Difference	85,399	N/A
Balance Ending	1,117,228	2,498,122
Less Accrued Interest Included	(20,321)	(47,037)
TOTAL	1,096,907	2,451,085
Collateral	Receivables, Officer Guarantee, Customer Contract	Receivables, Officer Guarantee, Customer Contract
Monthly Interest Rate Range	1.09% – 2.11%	1.09% – 2.11%
The above is comprised of numerous amounts with several lenders and factors.

7.	Major Supplier

No supplier accounted for more than 10% of cost of sales during the three-month period ended April 30, 2014.

8.	Employee Stock Compensation

The Company has three main share-based payment plans: The Nonemployee Directors Option Plan (the “Directors Plan”) and two Restricted Stock Plans (the “2009 Equity Plan” and the “2012 Equity Plan”). Both the 2009 and 2012 Equity Plans have an identical structure. The below table summarizes the main provisions of each of these plans:

Nature and terms
Nonemployee Director Stock Option Plan	The plan provides for an automatic one-time grant of options to purchase 5,000 shares of common stock to each nonemployee director newly elected or appointed. Options are granted at not less than fair market value, become exercisable commencing six months from the date of grant and expire six years from the date of grant. In addition, all nonemployee directors re-elected to the Company’s Board of Directors at any annual meeting of the stockholders will automatically be granted additional options to purchase 1,000 shares of common stock on that date. Such plan expired at December 31, 2012, as to any new awards. Existing options will expire based on individual award dates.

Restricted Stock Plan – employees	Long-term incentive compensation three-year plan. Employees are granted potential share awards at the beginning of the three-year cycle at baseline and maximum amounts. The level of award and final vesting is based on the Board of Director’s opinion as to the performance of the Company and management in the entire three-year cycle. All vesting is three-year “cliff” vesting - there is no partial vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period.
Restricted Stock Plan – directors	Long-term incentive compensation three-year plan. Directors are granted potential share awards at the beginning of the three-year cycle at baseline and maximum amounts. The level of award and final vesting is based on the Board of Director’s opinion as to the performance of the Company and management in the entire three-year cycle. All vesting is three-year “cliff” vesting - there is no partial vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period.
Matching award program	All participating employees are eligible to receive one share of restricted stock awarded for each two shares of Lakeland stock purchased on the open market. Such restricted shares are subject to three-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period.
Bonus in stock program - employees	All participating employees are eligible to elect to receive any cash bonus in shares of restricted stock. Such restricted shares are subject to two-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the two-year period. Since the employee is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the grant date stock price. The Chief Executive Officer, Chief Financial Officer and Chief Operating Officer of the Company all elected to take 30% of their cash compensation in restricted stock pursuant to this program, commencing in October 2012 and ended in June 2013.
Director fee in stock program	All directors are eligible to elect to receive any director fees in shares of restricted stock. Such restricted shares are subject to two-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the two-year period. Since the director is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the grant date stock price.

The following table represents our stock options granted, exercised and forfeited during the three-months ended April 30, 2014.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2014	24,000	$7.47	2.95 years	$—
Granted during the three-months ended April 30, 2014	—	—
Outstanding at April 30, 2014	24,000	$7.47	2.70 years	$4,600
Exercisable at April 30, 2014	24,000	$7.47	2.70 years	$4,600
Reserved for future issuance:	—
Directors’ Plan (expired on December 31, 2012)

There were no exercises or forfeitures during the three-months ended April 30, 2014.

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

Under the 2009 Equity Incentive Plan, the Company has issued 180,859 fully vested shares as of April 30, 2014. The Company has granted up to a maximum of 2,000 restricted stock awards remaining unvested as of April 30, 2014 and have a weighted average grant date fair value of $7.85. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

Under the 2012 Equity Plan, the Company has granted 273,227 restricted stock awards as of April 30, 2014, assuming all maximum awards are achieved. All of these restricted stock awards are nonvested at April 30, 2014 (215,727 shares at “baseline”), and have a weighted average grant date fair value of $6.00. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of April 30, 2014, unrecognized stock-based compensation expense related to restricted stock awards totaled $1,811 pursuant to the 2009 Equity Incentive Plan and $1,330,093 pursuant to the 2012 Equity Incentive Plan, before income taxes, based on the maximum performance award level, less what has been charged to expense on a cumulative basis through April 30, 2014, which was set to zero. Such unrecognized stock-based compensation expense related to restricted stock awards totaled $1,811 for the 2009 Equity Incentive Plan and $959,793 for the 2012 Equity Incentive Plan at the baseline performance level. The cost of these nonvested awards is expected to be recognized over a weighted-average period of three years. The Board has estimated its current performance level to be at zero, and expenses have been recorded accordingly. The performance-based awards are not considered stock equivalents for earnings per share (“EPS”) calculation purposes.

Stock-Based Compensation

The Company recognized total stock-based compensation costs of $24,364 and $74,831 for the three-months ended April 30, 2014 and 2013, respectively, of which $18,896 and $0 result from the 2009 Equity Plan and $5,468 and $74,831 result from the 2012 Equity Plan for the years April 30, 2014 and 2013, respectively, and $0 and $0, respectively, from the Director Option Plan. These amounts are reflected in selling, general and administrative expenses. The total income tax benefit recognized for stock-based compensation arrangements was $8,771 and $26,939 for the years ended April 30, 2014 and 2013, respectively.

Shares under 2012 Equity Plan	Outstanding unvested grants at maximum(a) at beginning of FY15	Granted during FY15 through April 30, 2014	Vested during FY15 through April 30, 2014	Forfeited during FY15 through April 30, 2014	Outstanding unvested grants at maximum(a) at April 30, 2014
Restricted stock grants – employees	150,500	—	—	—	150,500
Restricted stock grants – directors	49,500	—	—	—	49,500
Matching award program	3,000	—	—	—	3,000
Bonus in stock - employees	55,189	—	—	—	55,189
Retainer in stock - directors	14,101	937	—	—	15,038
Total restricted stock plan	272,290	937	—	—	273,227

Weighted average grant date fair value

Shares under 2009 Equity Plan	Outstanding unvested grants at maximum(a) at beginning of FY15	Granted during FY15 through April 30, 2014	Vested during FY15 through April 30, 2014	Forfeited during FY15 through April 30, 2014	Outstanding unvested grants at maximum(a) at April 30, 2014
Restricted stock grants -employees	—	—	—	—	—
Restricted stock grants - directors	—	—	—	—	—
Matching award program	3,000	—	1,000	—	2,000
Bonus in stock - employees	—	—	—	—	—
Retainer in stock - directors	1,116	—	1,116	—	—
Total restricted stock plan	4,116	—	2,116	—	2,000

Weighted average grant date fair value
(a)	The Board has estimated the current performance level at zero and expenses have been recorded accordingly.

9.	Segment Data
Domestic and international sales are as follows in millions of dollars:

	Three Months Ended
	April 30,
	2014		2013
Domestic	$12.20	51.89%	$11.86	56.56%
International	11.31	48.11%	9.88	45.44%
Total	$23.51	100.00%	$21.74	100.00%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Alabama (primarily the distribution to customers of the bulk of our products and manufacturing of our chemical suit and fire protective products), Mexico (primarily disposable, glove, chemical suit and woven production) and Pennsylvania (primarily production of high visibility products). We also maintain two manufacturing companies in China (primarily disposable, chemical and woven suit production), a wovens manufacturing facility in Brazil and a small manufacturing facility in Argentina. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in Canada, Europe, Latin America, India, Russia, Kazakhstan and China, which sell and distribute products shipped from the United States, Mexico, Brazil or China. The table below represents information about reported segments for the years noted therein:

	Three Months Ended April 30 (in millions of dollars)
	2014	2013
Net Sales:
USA	$13.11	$12.30
Other foreign	6.46	5.86
Mexico	0.92	0.62
China	10.70	8.93
Brazil	1.75	1.78
Corporate	0.98	0.53
Less intersegment sales	(10.41)	(8.28)
Consolidated sales	$23.51	$21.74
External Sales:
USA	$12.20	$11.86
Other foreign	6.24	5.31
Mexico	0.42	0.18
China	2.90	2.61
Brazil	1.75	1.78
Consolidated external sales	$23.51	$21.74
Intersegment Sales:
USA	$0.91	$0.44
Other foreign	0.22	0.55
Mexico	0.50	0.44
China	7.80	6.32
Corporate	0.98	0.53
Consolidated intersegment sales	$10.41	$8.28
Operating Profit (Loss):
USA	$0.91	$1.42
Other foreign	0.38	0.18
Mexico	(0.02)	(0.10)
China	0.96	0.39
Brazil	(0.28)	(0.93)
Corporate	(1.33)	(1.13)
Less intersegment profit	(0.04)	(0.07)
Consolidated operating profit	$0.58	$(0.24)

	Three Months Ended April 30 (in millions of dollars)
	2014	2013
Depreciation and Amortization Expense:
USA	$0.04	$0.06
Other foreign	0.03	0.05
Mexico	0.01	0.01
China	0.06	0.07
Brazil	0.08	0.11
Corporate	0.15	0.13
Consolidated depreciation and amortization expense	$0.37	$0.43
Interest Expense:
USA (shown in Corporate)	$—	$—
Other foreign	0.05	0.03
Mexico	0.02	0.01
China	(0.02)	—
Brazil	0.15	0.25
Corporate	0.49	0.13
Less intersegment	(0.05)	(0.15)
Consolidated interest expense	$0.64	$0.27
Income Tax Expense (Benefits):
USA (shown in Corporate)	$—	$—
Other foreign	0.08	0.07
Mexico	(0.04)	—
China	0.25	0.15
Corporate	(0.25)	0.06
Less intersegment	(0.02)	(0.10)
Consolidated income tax expense	$0.02	$0.18

	April 30, 2014	January 31, 2014
Total Assets:*
USA	$30.26	$28.88
Other foreign	21.30	19.93
Mexico	3.73	3.73
China	29.52	30.11
India	(1.16)	(1.19)
Brazil	8.52	6.92
Corporate	(3.96)	(4.63)
Consolidated assets	$88.21	$83.75
Property and Equipment:
USA	$2.37	$2.42
Other foreign	2.10	2.14
Mexico	2.08	2.09
China	2.59	2.64
India	0.02	0.01
Brazil	1.97	1.86
Corporate	0.96	0.91
Consolidated property and equipment	$12.09	$12.07
Capital Expenditures:
USA	$—	$0.08
Other foreign	—	0.08
Mexico	—	0.01
China	0.01	0.44
India	0.01	—
Brazil	—	0.09
Corporate	0.07	0.13
Consolidated capital expenditures	$0.09	$0.83
Goodwill:
USA	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87

 * Negative assets reflect intersegment accounts eliminated in consolidation

10.	Income Taxes

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

Our three major foreign tax jurisdictions are China, Canada and Brazil. China tax authorities have performed limited reviews on all China subsidiaries as of tax years 2008, 2009, 2010, 2011 and 2012 with no significant issues noted. We believe our tax positions are reasonably stated as of April 30, 2014. On May 9, 2013, Weifang Lakeland Safety Products Co., Ltd., one of our China operations, was notified by local tax authority that they would conduct an audit on transfer pricing. After preliminary communication with the tax authority, we believe the additional tax liability will be no more than US $16,000 or RMB100,000. At the same time, the China tax authority also had questions about why the retained earnings amount was not being repatriated to corporate and why the payments in trade payables from corporate to the sister companies were delayed, especially from US parent to our Chinese subsidiary. Additionally, the China tax authority questioned if there is any tax avoidance motive in the investment by Weifang Lakeland Safety Products Co., Ltd. of US $500,000 to our Argentina subsidiary. We do not believe there will be any material tax consequences from the latter two inquiries.

Lakeland Protective Wear, Inc., our Canadian subsidiary, follows Canada tax regulatory framework recording its tax expense and tax deferred assets or liabilities. As of this statement filing date, we believe the Company’s tax situation is reasonably stated, and we do not anticipate future tax liability.

The Company’s Brazilian subsidiary is currently under a tax audit, which raised some issues regarding the tax impact related to the merger held in 2008 and the resulting goodwill resulting from the structure which was set up at the Company's Brazilian counsel's suggestion. This structure is relatively common in acquisitions of Brazilian operations made by non-Brazilian companies. In general, acquisitions with this structure have survived challenge by the taxing authorities in Brazil. The cumulative amount of tax benefits recognized on the Company’s books through April 30, 2014, resulting from the tax deduction of the goodwill amortization is now zero, net of the deferred tax valuation reserve. This results from the goodwill on the Brazilian books which, for Brazilian tax purposes, is eligible for tax write-off over a five-year period dating from November 2008. The Company’s Brazilian subsidiary has received notice from the Brazilian tax authorities of a claim totaling approx. US $1.0 million (R2,265,728) consisting of tax of approx. US $127,000 (R280,416) and the remainder in interest and penalty. Management believes it is probable it will ultimately prevail in this claim and as such no provision has been recorded.

Except in Canada, it is our practice and intention to reinvest the earnings of our non-US subsidiaries in their operations. As of April 30, 2014, the Company had not made a provision for US or additional foreign withholding taxes on approximately $18.9 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to US taxation upon remittance of dividends and under certain other circumstances. If theses earnings were repatriated to the US, the deferred tax liability associated with these temporary differences would be approximately $3.3 million at April 30, 2014.

Change in Accounting Estimate/Valuation Allowance

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. The valuation allowance was zero at April 30, 2014 and January 31, 2014.

11.	Derivative Instruments and Foreign Currency Exposure

The Company is exposed to foreign currency risk. In the third quarter of FY14, the Company established a foreign exchange facility with Wells Fargo Bank, N.A. Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. The Company has continued its currency hedging in China. We designated the forward contracts as derivatives but not as hedging instruments, with loss and gain recognized in current earnings. In the three-months ended April 30, 2014, the Company sustained a loss on foreign exchange in China of $18,110 included in operating expenses on the accompanying statement of operations.

The Company accounts for its foreign exchange derivative instruments by recognizing all derivatives as either assets or liabilities at fair value, which may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments.

We have two types of derivatives to manage the risk of foreign currency fluctuations. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contract derivatives, not designated as hedging instruments, are generally settled quarterly. Gain and loss on those forward contracts are included in current earnings. There were no outstanding forward contracts at April 30, 2014 or 2013.

We enter cash flow hedge contracts with financial institutions to manage our currency exposure on future cash payments denominated in foreign currencies. The effective portion of gain or loss on cash flow hedge is reported as a component of accumulated other comprehensive income. The notional amount of these contracts was $2.5 million and $3.5 million at April 30, 2014 and 2013, respectively. The corresponding asset and income recorded in other comprehensive income is immaterial to the consolidated financial statements at April 30, 2014 and 2013.

12.	VAT Tax Issue in Brazil

Please see footnote 10 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2014 for a more detailed discussion.

The Bahia state tax auditors filed several claims for VAT taxes. The claims assert that the state VAT taxes are owed to the state of domicile of the ultimate importer/user and disregarded the fact that the VAT taxes had already been paid to the neighboring state.

In FY14, the Company changed its strategy regarding the large VAT tax claim as a result of the current cash flow needs in Brazil. At such time when a switch to a formal judicial proceeding is required, the Company intends to negotiate a guarantee with the court whereby the Company would either pledge its inventory as collateral for the judicial deposit or alternately would agree to deposit into an escrow account with the court system a monthly judicial deposit of a negotiated percentage of its future sales in Brazil. The Company believes it is probable it would be able to negotiate such an arrangement. The Company would then be able to avail itself of a later amnesty. Any amounts paid into the escrow would be available at such time to be applied to the amnesty payment. The Company believes it is more likely than not that it will have the cash from operations or the borrowing capacity at such time to fund such amnesty payment but no assurances can be given.

Such arrangement would result in a judicial tax claim filed against the Company for 20% greater than the total claim, or approximately US $6.7 million (R15.0 million).

Once this arrangement is completed, the formal judicial process could take from 5 to 10 years. The Company believes there is a strong likelihood that another amnesty would be offered by the state prior to such completion.

The Company has accepted amnesty for a smaller claim which will result in 8 monthly payments of about US $19,000 (R42,000 ) which reflects abatement of 80% of penalty and interest. An accrual of US $153,000 has been charged to expense in Q4FY14 and included in Other Accrual Expenses on the Balance Sheet as of April 30, 2014.

In December 2013, the Company learned of a different VAT tax claimed by the State of Sao Paulo for a tax in the amount of approximately US $45,000 and total claim including interest and penalty totaling approximately US $200,000.

Management needs more time to evaluate this claim but intends to defend until the next amnesty if loss is probable and will defend totally if loss is remote. Given the lack of materiality management will make a more definite judgment when available.

A table summarizing all five different VAT claims and their status is listed below:

	Principle	Interest & Penalty	Total	Approximate for Totals	Loss Possibility	Strategy	Collateral
	R$	R$	R$	US $
	305,897	491,272	797,168	362,000	Remote	To wait Judicial Process	New Land
	573,457	1,098,475	1,671,932	760,000	Remote	To wait Judicial Process	Plant
	6,209,836	6,653,586	12,863,422	5,847,000	Probable	To wait Judicial Process and offer Judicial Deposit (approx. 3% net sales)	-
	402,071	770,133	1,172,204	533,000	Remote	To wait Judicial Process	New Land
	285,009	249,140	534,149	243,000	Loss Agreed	*Accept State Amnesty (8 installments, approx. BRL 42K)	-
	7,776,270	9,262,605	17,038,875	7,745,000		*After State Amnesty Accepted

	PRINCIPAL	INTEREST	TOTAL

	285,009	15,626	334,835			State Requirements
Total	285,009	15,626	334,835	152,000		8 Installments representing accepted amnesty per above

Numbers may not add due to rounding

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

On September 11, 2012, the Company and the former officers entered into a settlement agreement (the “Settlement Agreement”) which fully and finally resolved all alleged outstanding claims against the Company arising from the arbitration proceeding. Pursuant to the Settlement Agreement, the Company agreed to a payment schedule to the former officers with a balance remaining as of April 30, 2014 of $4.75 million in US dollars consisting of 19 consecutive quarterly installments of US $250,000 ending on December 31, 2018. The Company is current with all obligations pursuant to this Settlement Agreement. There is no interest payable. This amount is shown on the accompanying Balance Sheet as $1,000,000 current maturity of arbitration settlement and $3,566,904 long-term portion (net of $183,096 of imputed interest).

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

There was no change in the carrying amount of goodwill during Q1fiscal year 2015.

15.	Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (ASUs). No recent accounting pronouncement is expected to have a material impact on the consolidated financial statements.

16.	Asset Sales

Sale of Real Estate in China

In April 2013, the Company executed a contract for the sale of real estate located in Qingdao, China, which was completed on June 30, 2013. The sale was structured as a sale of a subsidiary’s stock after transferring out substantially all non-real estate assets to other Lakeland entities. The net proceeds of the sale to the Company were approximately $0.7 million, received in June 2013. All production from this facility has been transferred to other Lakeland manufacturing facilities and all product lines are expected to continue. Accordingly, the operations of this plant are not being treated as a discontinued operation. This sale resulted in a loss of approximately $0.5 million for financial statement purposes included in the Q2FY14 financial statements. However, as a result of this sale there were dividends paid to the US parent company of approximately US $1.7 million, which results in taxable income in the US, generating a tax charge of $422,321 in Q2 2014 financial statements. However, as a result of its loss carry forwards for US tax purposes, no cash tax liability has been incurred.

17.	Litigation

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

We have operated facilities in Mexico since 1995, in China since 1996 and in Brazil since May 2008. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States of America and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. Our net sales attributable to customers outside the United States of America were $11.3 million and $9.9 million for the three months ended April 30, 2014 and April 30, 2013, respectively.

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

Significant Balance Sheet Fluctuation April 30, 2014, As Compared to January 31, 2014

Cash increased by $2.5 million and borrowings under the revolving credit facility increased by $1.1 million. Accounts receivables increased $0.8 million primarily due to USA sales and increased sales into the external market in China. Inventory had a modest increase of $0.5 million as the Company maintained adequate stock levels to meet peak season in North America (February-May). Prepaid income tax increased $0.4 million primarily due to tax refunds receivable in Latin America. Accounts payables increased $1.8 million mainly as the Company shifted wovens production to Mexico, closed the Pennsylvania facility in the USA and shifted this production to Mexico and China and continued the program negotiating extended payment terms with raw materials suppliers. Other accrued expenses increased $0.8 million as the Company recorded moving expenses and severance for the closure of the Pennsylvania location and income taxes payable.

Three months ended April 30, 2014, As Compared to the Three Months Ended April 30, 2013

Net Sales. Net sales increased $1.8 million, or 8.1%, to $23.5 million for the three months ended April 30, 2014, from $21.7 million for the three months ended April 30, 2013. Sales in China and to the Asia Pacific Rim increased by $0.3 million or 11.3% excluding those previous year sales from our Qingdao facility which was sold in June 2013. In the prior year, Qingdao had some external OEM sales at a loss taken to keep the plant busy. China sales increased primarily due to growth in the Asia Pacific and China markets. UK sales increased by $0.1 million, or 3.0%. Russia and Kazakhstan sales combined decreased by $0.3 million, or 43%. Latin America sales increased $0.8 million, or 76%, primarily due to a large sale of fire gear in Ecuador. US domestic sales of disposables increased by $0.6 million, mainly due to peak season sales, chemical sales decreased $0.7 million due to a large government sales included in previous year sales, fire protection sales increased $0.8 million as a result of the introduction of new products into the market place, wovens sales decreased $0.1 million and reflective sales increased by $0.1 million, for an overall sales gain in the US of $0.8 million, or 6.5%. Sales in Brazil have stabilized under new management and were equal to prior year. Sales for Lakeland worldwide, excluding Brazil, increased $1.8 million, or 9.0%, over the first quarter of last year. Numbers may not add due to rounding.

Gross Profit. Gross profit increased $1.0 million, or 16.8%, to $7.1 million for the three months ended April 30, 2014, from $6.1 million for the three months ended April 30, 2013. Gross profit as a percentage of net sales increased to 30.2% for the three months ended April 30, 2014, from 28.0% for the three months ended April 30, 2013. Major factors driving the changes in gross margins were:

•	Disposables gross margin decreased by 5.8 percentage points due to the increase in use of contractors in China caused by plant over capacity for peak season.
•	Fyrepel gross margin increased by 18.2 percentage points due to higher volume and inventory shortages in the prior year.
•	Gloves gross margin reflects a $0.3 million addition to reserve for remaining Nitrosol gloves.

•	Chemical gross margin increased by 6.1 percentage points resulting from different sales mix.
•	UK gross margin was up 6.2 percentage points reflecting higher volume and improved sales mix.
•	Reflective gross margins were impacted by a $0.3 million one-time charge for plant relocation.
•	Brazil gross margins increased by 17.3 percentage points resulting from resuming normal sales compared with distress pricing in the previous year.
•	Chile gross margin improved by 20 percentage points reflecting a large sale.

Operating Expenses. Operating expenses increased $0.2 million, or 3.2%, to $6.5 million for the three months ended April 30, 2014 from $6.3 million for the three months ended April 30, 2013. Operating expenses as a percentage of net sales was 27.7% for the three months ended April 30, 2014 down from 29.1% for the three months ended April 30, 2013. Major factors comprising this increase were:

$(0.3)	million decrease in administrative payroll resulting from major cost cutting in Brazil.
$0.1	million increase in officers’ salaries reflecting the 30% reduction in cash compensation taken in restricted stock by three officers in the prior year.
$0.1	million increase in professional fees resulting from higher audit fees this year.
$0.1	million increase in foreign currency fluctuations.
$0.2	million increase in commission expense resulting from higher volume.

Operating Profit. Operating profit increased to a profit of $0.6 million for the three months ended April 30, 2014, from a loss of $(0.2) million for the three months ended April 30, 2013, mainly as a result improvement of the Brazilian operations resulting from new management and overall improvement in worldwide operations. Operating margins were 2.5% for the three months ended April 30, 2014, compared to an operating loss margin of (1.1)% for the three months ended April 30, 2013.

Interest Expenses. Interest expenses increased $0.3 million to $0.6 million for the three months ended April 30, 2014, from $0.3 million for the three months ended April 30, 2013, due to higher rates prevailing in Brazil, US, and UK, mainly resulting from the new financing completed in Q2. Also included in interest expense is a non-cash charge of approximately $0.1 million of amortization of original issue discount (“OID”) on the Subordinated Loan.

Income Tax Expense.  Income tax expenses consist of federal, state and foreign income taxes. Income tax expenses were $0.0 million for the three months ended April 30, 2014, as compared to $0.2 million for the three months ended April 30, 2013.

Net Loss.  Net loss decreased by $0.8 million to approximately breakeven for the three months ended April 30, 2014, from a loss of $(0.8) million for the three months ended April 30, 2013, mainly due to the reduction in Brazilian losses resulting from new management and overall improvement in worldwide operations.

Liquidity and Capital Resources

Cash Flows. As of April 30, 2014, we had cash and cash equivalents of $7.0 million and working capital of $39.0 million. Cash and cash equivalents increased $2.5 million and working capital increased $0.5 million from January 31, 2014. International cash management is affected by local requirements and movements of cash across borders can be slowed down significantly.

Net cash provided by operating activities of $1.6 million for the three-months ended April 30, 2014 was primarily due to $0.6 million profit from operations, an increase in accounts payable of $1.5 million and accrued expenses and other liabilities of 1.0 million and $0.5 million of interest expense resulting from amortization of warrant OID and reclassification of PIK interest, offset by an $0.8 million reduction to accounts receivables, and $0.4 million of prepaid income taxes. Net cash provided by financing activities was $0.9 million in the three-months ended April 30, 2014, primarily due to net borrowings under the credit agreement.

We currently have one Senior credit facility: A $15.0 million revolving credit facility which commenced June 28, 2013, of which we had $13.5 million of borrowings outstanding as of April 30, 2014, expiring on June 30, 2016 at a current per annum rate of 6.25%. Maximum availability in excess of amount outstanding at April 30, 2014 was $1.5 million. Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to earnings before interest, taxes, depreciation and amortization and others relating to fixed charge coverage ratio and limits on capital expenditures and investments in foreign subsidiaries. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders, including BDC (our Canadian lender), have a security interest in substantially all of our US and Canadian assets and pledges of 65% of the equity of the Company’s foreign subsidiaries, outside Canada. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business. Our current availability under our Credit Facility, coupled with our anticipated operating cash and cash management strategy, is expected to be sufficient to cover our liquidity needs for the next 12 months.

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

Capital Expenditures. Our capital expenditures principally relate to purchases of building and equipment in Brazil and Mexico, manufacturing equipment, computer equipment and leasehold improvements. We anticipate FY15 capital expenditures not to exceed $1.0 million. Our facilities in China have not been encumbered by commercial bank mortgages and, thus, Chinese commercial mortgage loans or the sale of a facility may be available with respect to these real estate assets if we need additional liquidity.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2014 based on the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accepted accounting principles generally accepted in the United States of America.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2014. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon an evaluation performed, our management concluded that our internal control over financial reporting was not effective as of April 30, 2014. We have identified the material weaknesses below:

China

In FY13 the Company determined that there were inadequate controls and procedures in place in China. The Company further determined in Q3 of FY14, partially as a result of the change in management with the International Controller departure in Q2, that the Company’s intended remediation was not adequate. Management devoted considerable time in Q3 and Q4 of FY14 to resolving the accounting issues, and management is confident the financial reporting is correct at April 30, 2014. Management intends to further remediate the internal controls in place in China and to make changes as appropriate during FY15, including changes in financial accounting management personnel.

In May and June 2014, the Company hired a new controller for China and also an additional internal auditor. Management feels that once these two new hires get acclimated the remediation of this material weakness will be complete.

Brazil

Management determined in FY14 that we did not have adequate internal controls in place in Brazil which constituted a material weakness. The Company has operated without adequate cash resources in Brazil and our loan agreements in the USA precluded us from sending any more cash to Brazil. As a result, we were not able to invest funds in Brazil on internal controls until the operation could be returned to profitability. In FY14 we completely changed the senior management in Brazil and recruited and hired a new CEO specializing in turnaround situations who started in September 2013 and recruited a new CFO who started in February 2014. It was not possible to address the internal controls in Brazil until late in Q4 of FY14 at which time the Company engaged an outside CPA firm in Brazil to review the internal controls and procedures. Their report was rendered March 29, 2014. The conclusion of the report was that the design of the activity/process controls does not meet the minimum requirements needed for information security controls. In addition, the report indicated that the controls resulted in high exposure in the areas of purchase, accounting closing, sales, financial, production, payroll, and logistics. Since the material weakness was identified prior to January 31, 2014, action was taken by management such that it did not result in a misstatement for the fiscal year ended January 31, 2014 or for the quarter ended April 30, 2014. However, the material weakness in internal controls was not fully remediated before year-end or Q1 of FY15 and could result in misstatements impacting all accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Failure of Entity Level Controls

As a result of the multiple material weaknesses identified above regarding financial reporting in international locations, the Company concluded that it does not have sufficient internal controls in place to monitor the internal controls in remote locations. In addition, the Company had not performed a sufficient level of review of the financial information from the foreign subsidiaries to ensure that all general ledger accounts are reconciled and that estimates are properly stated.  Since the material weakness was identified prior to January 31, 2014 and all accounts were properly reconciled and reviewed, it did not result in a misstatement for the fiscal year-end January 31, 2014. While the Company believes it has taken the appropriate steps to initiate the remediation of the weaknesses, several of these steps will take time to complete and thus it was unable to complete by April 30, 2014 the remediation of the material weakness from FY13 and others identified in FY14.

Since the Company qualifies as a smaller reporting company, an attestation report of management’s assessment of internal control by our independent auditors is not required.

Changes in Internal Control over Financial Reporting

There have been no changes in Lakeland Industries, Inc.'s internal control over financial reporting that occurred during Lakeland's first quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting:

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

Item 6.	Exhibits:
Exhibits:

3.1+	Restated Certificate of Incorporation of Lakeland Industries, Inc. (incorporated by reference to Exhibit 3.2 of Lakeland Industries, Inc. Quarterly Report on Form 10-Q filed December 7, 2011).

3.2+	Amended and Restated Bylaws of Lakeland Industries, Inc. (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Registrant’s Form 8-K filed April 14, 2014).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definitions Document

101.DEF	XBRL Taxonomy Extension Labels Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentations Document

+ Lakeland Industries, Inc. is re-filing Exhibit 3.1 and Exhibit 3.2 to correct the cross-reference for those exhibits included in the Exhibit Index of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

_________________SIGNATURES_________________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: June 12, 2014	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President and Secretary
(Principal Executive Officer and Authorized Signatory)

Date: June 12, 2014	/s/Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)

