Form 10-K/A
period 2014-01-31
LAKELAND INDUSTRIES INC
filed 2014-08-13
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 2)

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

Explanatory Note

We are filing this Amendment No. 2 (this “Amendment No. 2”) to our Annual Report on Form 10-K for the year ended January 31, 2014 filed with the Securities and Exchange Commission on April 28, 2014 (the “Original Form 10-K”) and amended by Amendment No. 1 on April 29, 2014, to refile “Item 8. Financial Statements and Supplementary Data” in its entirety for the purpose of furnishing the separate reports of the other independent registered public accounting firms relied upon by our principal independent registered public accounting firm for the audit of our consolidated financial statements for the years ended January 31, 2014 and 2013. We are also filing this Amendment No. 2 to amend Part IV, Item 15b to include the related consents of each such other independent registered public accounting firm as exhibits to the Original Form 10-K and correctly disclose the restatement and the restatement date of our Bylaws and correct the date of the filing of our Restated Certificate of Incorporation. The dates of these two exhibits were inadvertently crossed from the electronic version on the Original Form 10-K. The report of ACAL CONSULTORIA E AUDITORIA S/S on the 2014 and 2013 financial statements of Lakeland Brazil, S.A. contained a departure from accounting principles generally accepted in the United States of America as Lakeland Brazil, S.A. had not recorded a liability pertaining to the VAT Tax Issue in Brazil discussed in Note 10 to Lakeland Industries, Inc. and Subsidiaries (the “Company”) consolidated financial statements. The related liability was, however, recorded as a corporate entry and thus included in the liabilities of the Company in the consolidated financial statements. Warren Averett LLC’s opinion is not modified with respect to that matter.

No other modifications or changes have been made to the Original Form 10-K or the Company’s financial statements included therein. This Amendment No. 2 does not reflect the effect of any events subsequent to the filing of the Original Form 10-K for the year ended January 31, 2014 and does not modify or update in any way any other disclosures made in the Original Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Consolidated Financial Statements:
Page No.
Report of Independent Registered Public Accounting Firm (Warren Averett, LLC)	4
Report of Independent Registered Public Accounting Firm (ACAL Consultoria E Auditoria S/S)	5
Report of Independent Registered Public Accounting Firm (RSM China)	6
Consolidated Statements of Operations for the Years Ended January 31, 2014 and 2013	7
Consolidated Statements of Comprehensive Loss for the Years Ended January 31, 2014 and 2013	8
Consolidated Balance Sheets for January 31, 2014 and 2013	9
Consolidated Statements of Stockholders' Equity for the Years Ended January 31, 2014 and 2013	10
Consolidated Statements of Cash Flows for the Years Ended January 31, 2014 and 2013	11
Notes to Consolidated Financial Statements	12-46

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

/s/ Warren Averett, LLC
Birmingham, Alabama
April 28, 2014

REPORT OF ACAL CONSULTORIA E AUDITORIA S/S, INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lakeland Brasil S.A.

We have audited the accompanying balance sheets of Lakeland Brasil S.A. as of January 31, 2014 and 2013, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended 2014 and 2013. Lakeland Brasil S.A.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Brasil S.A as of 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

As described on note No. 12, the State Tax Authority of Bahia State issued several claims against the Company regarding tax payment insufficiency from 2004 to 2013 totaling approximately USD 7,745,000. Considering that the above amounts are under discussions on an administrative phase, remaining other administrative and even judicial instances, the Company decided not to account for a provision for contingencies.

/s/ ACAL CONSULTORIA E AUDITORIA S/S
Rio de Janeiro, RJ
April 22, 2014

REPORT OF RSM CHINA (Shanghai), INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

RSM China SH 2014 – U001

To the Board of Directors and Stockholders of

Weifang Lakeland Safety Products Co., Ltd., China,

We have audited the accompanying balance sheet of Weifang Lakeland Safety Products Co., Ltd. as of January 31, 2014, and the related statement of operations, stockholder’s equity and cash flows for the year then ended. Weifang Lakeland Safety Products Co., Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Weifang Lakeland Safety Products Co., Ltd. as of January 31, 2013 and for the year then ended were audited by other auditors whose report dated March 8th, 2013.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Weifang Lakeland Safety Products Co., Ltd. as of January 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ RSM CHINA
(Shanghai)

March 31, 2014

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

Five-year Debt Payout Schedule

This schedule reflects the liabilities as of January 31, 2014, and does not reflect any subsequent event:

	Total	1 Year or less	2 Years	3 Years	4 Years	5 Years	After 5 Years

Borrowings in Weifang, China	$811,669	$811,669	$—	$—	$—	$—	$—
Borrowings in UK	777,171	777,171	—	—	—	—	—
Revolving credit facility	12,415,424	12,415,424	—	—	—	—	—
Subordinated debt financing*	3,500,000	—	—	—	—	3,500,000	—
Borrowings in Canada	982,235	50,000	26,833	28,616	30,517	32,545	813,724
Borrowings in Brazil	1,148,104	969,705	178,399	—	—	—	—
Total	$19,634,603	$15,024,969	$205,232	$28,616	$30,517	$3,532,545	$813,724

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
27

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

Restricted Stock Plan 2012 Equity Plan	Shares Authorized Under 2012 Plan as Revised	Outstanding Unvested Grants at Maximum at End of FY14	Shares Remaining Available for Future Issuance	Reallocation by Board of Directors	Shares Remaining Available for Future Issuance
Restricted stock grants - employees	173,000	150,500	22,500	(20,000)	2,500
Restricted stock grants - directors	50,000	49,500	500	—	500
Matching award program	9,000	3,000	6,000	—	6,000
Bonus in stock - employees	40,000	55,189	(15,189)	20,000	4,811
Retainer in stock - directors	38,000	14,101	23,899	—	23,899
Total restricted stock plan	310,000	272,290	37,710	—	37,710

Total Restricted Shares	Outstanding Unvested Grants at Maximum at Beginning of FY14	Granted during FY14	Becoming Vested during FY14	Forfeited during FY14	Outstanding Unvested Grants at Maximum at End of FY14
Restricted stock grants - employees	164,500	—	—	14,000	150,500
Restricted stock grants - directors	49,500	—	—	—	49,500
Matching award program	3,500	3,000	500	—	6,000
Bonus in stock - employees	47,607	33,672	26,090	—	55,189
Retainer in stock - directors	13,289	7,500	5,572	—	15,217
Total restricted stock plan	278,396	44,172	32,162	14,000	276,406

Shares under 2012 Equity Plan	Outstanding Unvested Grants at Maximum at Beginning of FY14	Granted during FY14	Becoming Vested during FY14	Forfeited during FY14	Outstanding Unvested Grants at Maximum at End of FY14
Restricted stock grants – employees	164,500	—	—	14,000	150,500
Restricted stock grants - directors	49,500	—	—	—	49,500
Matching award program	—	3,000	—	—	3,000
Bonus in stock - employees	21,517	33,672	—	—	55,189
Retainer in stock - directors	6,601	7,500	—	—	14,101
Total restricted stock plan	242,118	44,172	—	14,000	272,290

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

Shares under 2009 Equity Plan	Outstanding Unvested Grants at Maximum at Beginning of FY14	Granted during FY14	Becoming Vested during FY14	Forfeited during FY14	Outstanding Unvested Grants at Maximum at End of FY14
Restricted stock grants - employees	—	—	—	—	—
Restricted stock grants - directors	—	—	—	—	—
Matching award program	3,500	—	500	—	3,000
Bonus in stock - employees	26,090	—	26,090	—	—
Retainer in stock - directors	6,688	—	5,572	—	1,116
Total restricted stock plan	36,278	—	32,162	—	4,116

Overall weighted average per share - all plans	Outstanding Unvested Grants at Maximum at Beginning of FY14	Granted during FY14	Becoming Vested during FY14	Forfeited during FY14	Outstanding Unvested Grants at Maximum at End of FY14
Restricted stock grants – employees	$6.44	$—	$—	$6.44	$6.44
Restricted stock grants - directors	6.44	—	—	—	6.44
Matching award program	8.14	4.97	9.03	—	6.48
Bonus in stock - employees	6.91	4.14	8.15	—	4.63
Retainer in stock - directors	7.42	4.67	8.49	—	5.67
Total restricted stock plan	$6.59	$4.28	$8.22	$6.44	$6.04

Shares under 2012 Equity Plan	Outstanding Unvested Grants at Maximum at Beginning of FY14	Granted during FY14	Becoming Vested during FY14	Forfeited during FY14	Outstanding Unvested Grants at Maximum at End of FY14
Restricted stock grants – employees	$6.44	$—	$—	$6.44	$6.44
Restricted stock grants - directors	6.44	—	—	—	6.44
Matching award program	—	4.97	—	—	4.97
Bonus in stock - employees	5.41	4.14	—	—	4.63
Retainer in stock - directors	6.01	4.67	—	—	5.30
Total restricted stock plan	$6.34	$4.28	$—	$6.44	$6.00

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014 and 2013

Shares under 2009 Equity Plan	Outstanding Unvested Grants at Maximum at Beginning of FY14	Granted during FY14	Becoming Vested during FY14	Forfeited during FY14	Outstanding Unvested Grants at Maximum at End of FY14
Restricted stock grants - employees	$—	$—	$—	$—	$—
Restricted stock grants - directors	—	—	—	—	—
Matching award program	8.14	—	9.03	—	7.99
Bonus in stock - employees	8.15	—	8.15	—	—
Retainer in stock - directors	8.82	—	8.49	—	10.45
Total restricted stock plan	$8.27	$—	$8.22	$—	$8.66

8. INCOME TAXES

The provision for income taxes is based on the following pretax income (loss):

	<————————FY 14————————>			<————————FY 13————————>
Domestic and Foreign Pretax Income (Loss)	Total	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations
Domestic	$1,962,763	$1,962,763	$—	$(11,394,955)	$(11,394,955)	$—
Foreign	(4,933,655)	(4,933,655)	—	(10,136,243)	(9,336,243)	(800,000)

Total	$(2,970,892)	$(2,970,892)	$—	$(21,531,198)	$(20,731,198)	$(800,000)

Income Tax Expense (Benefit)	Total	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations

Current:
Federal	$575,202	$575,202	$—	$—	$—	$—
State and other taxes	39,810	39,810	—	(130,213)	$(130,213)	—
Foreign	1,303,875	1,303,875	—	688,835	$688,835	—

Deferred:
Domestic	$(162,847)	$(162,847)	$—	$(1,269,245)	$(990,952)	$(278,293)
Valuation allowance-deferred tax asset	(4,544,431)	(4,544,431)	—	4,544,431	4,544,431	—
Foreign	—	—	—	923,663	923,663	—
Total	$(2,851,391)	$(2,851,391)	$—	$4,757,451	$5,035,764	$(278,293)

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

Numbers may not add due to rounding

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

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations in India” and “Liabilities of discontinued operations in India,” respectively, in the accompanying Balance Sheets at January 31, 2014 and 2013, and consist of the following:

	January 31,
	2014	2013
	(In thousands)
Cash	$—	$—
Accounts receivable	—	—
Inventory	—	85
Other current asset	—	10
Property/equipment	—	718
Total assets of discontinued operations	—	813
Liabilities of discontinued operations:
Accounts payable	—	3
Other liabilities	—	22
Total liabilities of discontinued operations	—	25

Net assets of discontinued operations	$—	788

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

Numbers may not add due to rounding

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	(1) Financial Statements - Covered by Reports of Independent Registered Public Accounting Firms

(A)	Consolidated Statements of Operations for the years ended January 31, 2014 and 2013

(B)	Consolidated Statements of Comprehensive Income for the years ended January 31, 2014 and 2013

(C)	Consolidated Balance Sheets at January 31, 2014 and 2013

(D)	Consolidated Statements of Stockholder’s Equity for the years ended January 31, 2014 and 2013

(E)	Consolidated Statements of Cash Flows for the years ended January 31, 2014 and 2013

(F)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule – Covered by Report of Independent Registered Public Accounting Firm. All schedules are omitted because they are not applicable, not required or the required information is included in a consolidated financial statement or notes hereto.

(3)	Exhibits – See (b) below

b.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Lakeland Industries, Inc. (incorporated by reference to Exhibit 3.2 of Lakeland Industries, Inc.’s Form 10-Q filed December 7, 2011).

3.2	Amended and Restated Bylaws of Lakeland Industries Inc. (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 8-K filed April 14, 2014).

4.1	2006 Incentive Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc. Registration Statement on Form S-8 filed July 26, 2007).

4.2	2009 Stock Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc. Registration Statement on Form S-8 filed September 8, 2011).

4.3	2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc. Registration Statement on Form S-8 filed September 13, 2012).

4.4	Investor Rights Agreement, dated June 28, 2013, by and between Lakeland Industries, Inc. and LKL Investments, LLC (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc.’s Form 8-K filed July 1, 2013).

4.5	Registration Rights Agreement, dated June 28, 2013, by and between Lakeland Industries, Inc. and LKL Investments, LLC (incorporated by reference to Exhibit 4.2 of Lakeland Industries, Inc.’s Form 8-K filed July 1, 2013).

10.1	Employment Agreement, dated April 16, 2010, between Lakeland Industries, Inc. and Christopher J. Ryan (incorporated by reference to Exhibit 10.5 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2010, filed April 16, 2010).

10.2	Employment Agreement, dated January 24, 2012, between Lakeland Industries, Inc. and Gary Pokrassa (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed January 24, 2012).

10.3	Lease Agreement, dated 2006, between Michael Robert Kendall, June Jarvis and Barnett Waddingham Trustees Limited, as lessor, and Lakeland Industries, Inc., as lessee (incorporated by reference to Exhibit 10.22 of Lakeland Industries, Inc.’s Form 10-K for the fiscal year ended January 31, 2007).

Exhibit No.	Description
10.4	Lease Agreement, dated October 14, 2010, between South Heidelberg Partners, LP, as lessor, and Lakeland Industries, Inc., as lessee for Lakeland High Visibility Clothing in Pennsylvania (incorporated by reference to Exhibit 10.14 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2011).

10.5	Lease Agreement, dated December 28, 2010, between Land Services, LLC, as lessor, and Lakeland Industries, Inc., as lessee (incorporated by reference to Exhibit 10.15 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2011).

10.6	Lakeland Industries, Inc. Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed June 29, 2012).

10.7	Settlement Agreement between Lakeland and Elder Marcos Vieira da Conceição and Márcia Cristina Vieira daConceição Antunes (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 10-Q filed July 31, 2012).

10.8	Agreement, dated January 11, 2013, between Lakeland Industries, Inc. and Bank Itau (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed January 15, 2013).

10.9	Summary of Exhibit 10.8 in English (incorporated by reference to Exhibit 10.2 to Lakeland Industries, Inc. Form 8-K filed January 15, 2013).

10.10	Amendment for the Purchase of Debts, dated January 29, 2013 (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed February 20, 2013).

10.11	Fixed Charge on Non-vesting Debts and Floating Charge, dated January 29, 2013 (incorporated by reference to Exhibit 10.2 to Lakeland Industries, Inc. Form 8-K filed February 20, 2013).

10.12	Standard Terms & Conditions (incorporated by reference to Exhibit 10.3 to Lakeland Industries, Inc. Form 8-K filed February 20, 2013).

10.13	Termination Agreement, dated March 14, 2013, among Lakeland Brasil S.A., Lakeland Industries, Inc. and Miguel Bastos (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed March 15, 2013).

10.14	Loan and Security Agreement, dated June 28, 2013, by and among Lakeland Industries, Inc. and Lakeland Protective Wear Inc., as borrowers, and Alostar Bank of Commerce (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed July 1, 2013).

10.15	Amended and Restated Revolver Note, dated June 28, 2013, issued by Lakeland Industries, Inc. and Lakeland Protective Wear Inc., as borrowers, to Alostar Bank of Commerce (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed July 1, 2013).

10.16	Loan and Security Agreement, dated June 28, 2013, by and among Lakeland Industries, Inc. and Lakeland Protective Wear Inc., as borrowers, and LKL Investments, LLC (incorporated by reference to Exhibit 10.3 of Lakeland Industries, Inc.’s Form 8-K filed July 1, 2013).

10.17	Term Note, dated June 28, 2013, issued by Lakeland Industries, Inc. and Lakeland Protective Wear Inc., as borrowers, to LKL Investments, LLC (incorporated by reference to Exhibit 10.4 of Lakeland Industries, Inc.’s Form 8-K filed July 1, 2013).

10.18	Warrant to Purchase Common Stock, dated as of June 28, 2013, issued by Lakeland Industries, Inc. to LKL Investments, LLC (incorporated by reference to Exhibit 10.5 of Lakeland Industries, Inc.’s Form 8-K filed July 1, 2013).

Exhibit No.	Description
10.19	Letter of Offer, effective as of September 27, 2013, between Lakeland Protective Real Estate Inc. and Business Development Bank of Canada (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed October 1, 2013).

10.20	General Security Agreement, effective as of September 27, 2013, between Lakeland Protective Real Estate Inc. and Business Development Bank of Canada (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed October 1, 2013).

10.21	Agreement for Purchase of Debts, dated December 19, 2013 (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed December 23, 2013).

10.22	Replacement Schedule, dated December 19, 2013 (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed December 23, 2013).

10.23	Loan Agreement dated on December 13, 2013 between Lakeland Industries, Inc. and Bank Itau in Brazil to borrow R$ 500.000 (approximately USD $211,000) for working capital (incorporated by reference to Exhibit 10.3 of Lakeland Industries, Inc.’s Form 8-K filed December 23, 2013).

10.24	Summary of Exhibit 10.23 in English (incorporated by reference to Exhibit 10.4 of Lakeland Industries, Inc.’s Form 8-K filed December 23, 2013).

10.25	Loan Agreement, dated March 27, 2014, between the China subsidiary of Lakeland Industries, Weifang Lakeland Safety Products Inc., Ltd and Weifang Rural Credit Cooperative Bank (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed April 2, 2014).

10.26	Summary of Exhibit 10.25 in English (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc. Form 8-K filed April 2, 2014).

10.27	Employment Agreement, dated March 1, 2014, between Lakeland Industries, Inc. and Stephen M. Bachelder.

14.1	Amendment to the Lakeland Industries, Inc. Code of Ethics, dated February 6, 2012 (incorporated by reference to Exhibit 14.1 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2012).

21	Subsidiaries of Lakeland Industries, Inc. (wholly owned) and jurisdictions of incorporation:

Lakeland Protective Wear, Inc.	Ontario
Lakeland Protective Real Estate	Ontario
Laidlaw, Adams & Peck, Inc. and Subsidiary	Delaware
(Weifang Meiyang Protective Products Co., Ltd.)
Weifang Lakeland Safety Products Co., Ltd.	An Qiu City, Shandong
Lakeland Brazil, S.A.	Salvador, Brazil
Lakeland Glove and Safety Apparel Private Ltd.	New Delhi
Lakeland Industries Europe Ltd.	Cardiff, UK
Weifang Meiyang Protective Products Co., Ltd	An Qiu City, Shandong
Lakeland (Beijing) Safety Products, Co., Ltd.	Beijing, China
Lakeland Shanghai	Shanghai, China
Lakeland Industries, Inc. Agencia en Chile	Santiago, Chile
Lakeland Argentina, SRL	Buenos Aires, Argentina
Art Prom, LLC	Ust-Kamenogorsk, Kazakhstan
RussIndProtection, Ltd.	Moscow, Russia
Lakeland (Hong Kong) Trading Co., Ltd.	Hong Kong

Exhibit No.	Description
23.1	Consent of Warren Averett, LLC, Independent Registered Public Accounting Firm

23.2*	Consent of ACAL Consultoria E Auditoria S/S, Independent Registered Public Accounting Firm

23.3*	Consent of RSM China, Independent Registered Public Accounting Firm

31.1*	Certification of Christopher J. Ryan, Chief Executive Officer, President and Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Gary Pokrassa, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Christopher J. Ryan, Chief Executive Officer, President and Secretary, pursuant to Section 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Gary Pokrassa, Chief Financial Officer, pursuant to Section 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculations Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentations Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2014

LAKELAND INDUSTRIES, INC.

	By:	/ s / Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer and President

