Form 10-Q
period 2014-07-31
LAKELAND INDUSTRIES INC
filed 2014-09-10
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Nonaccelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 10, 2014
Common Stock, $0.01 par value per share	5,360,681 shares

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

The forward-looking statements in this Form 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	our ability to make payments on our significant indebtedness and comply with the restrictive covenants thereon;
•	covenants in our credit facilities may restrict our financial and operating flexibility;
•	our ability to remediate the material weaknesses in our internal controls identified by the evaluations performed by us as of July 31, 2014 and throughout fiscal 2014 and 2015;
•	our ability to make timely payment on the arbitration award balance of $4.50 million which is payable in the amount of $250,000 quarterly through December 31, 2018;
•	our ability to obtain additional funds, if necessary;
•	we suffered losses from operations in fiscal 2013 and fiscal 2014 and there can be no assurance that such losses will not continue;
•	we are incurring adverse operating results from our Brazilian operations and we expect such losses in Brazil to continue at least through fiscal 2015;
•	we are subject to risk as a result of our international manufacturing operations;
•	our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates;
•	rapid technological change could negatively affect sales of our products, inventory levels and our performance;
•	we must estimate customer demand because we do not have long-term commitments from many of our customers, and errors in our estimates could negatively impact our inventory levels and net sales;
•	our operations are substantially dependent upon key personnel;
•	we rely on a limited number of suppliers and manufacturers for specific fabrics, and we may not be able to obtain substitute suppliers and manufacturers on terms that are as favorable, or at all, if our supplies are interrupted;
•	our inability to protect our intellectual property;
•	we deal in countries where corruption is an obstacle, particularly in Brazil;
•	we face competition from other companies, a number of which have substantially greater resources than we do;
•	some of our sales are to foreign buyers, which exposes us to additional risks;
•	a significant reduction in government funding for preparations for terrorist incidents could adversely affect our net sales;

•	we may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims;
•	our directors and executive officers have the ability to exert significant influence on us and on matters subject to a vote of our stockholders;
•	our failure to realize anticipated benefits from acquisitions, divestitures or restructurings, or the possibility that such acquisitions, divestitures or restructurings could adversely affect us;
•	The other factors referenced in this Form 10-Q, including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2014 Form 10-K.

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

Three and Six Months Ended July 31, 2014 and 2013

	Three Months Ended		Six Months Ended
	July 31,		July 31
	2014	2013	2014	2013
Net sales	$24,610,278	$24,639,006	$48,117,506	$46,375,996
Cost of goods sold	16,548,249	17,176,817	32,955,486	32,834,191
Gross profit	8,062,029	7,462,189	15,162,020	13,541,805
Operating expenses	6,594,744	6,165,451	13,112,285	12,481,698
Operating profit	1,467,285	1,296,738	2,049,735	1,060,107
Foreign Exchange gain (loss) Brazil	(25,381)	(360,269)	13,255	(387,411)
Other income (loss), net-mainly labor litigation and VAT tax in Brazil	(468,456)	91,528	(426,247)	(36,592)
Interest expense	(682,895)	(467,293)	(1,322,852)	(741,187)
Income (loss) before taxes	290,553	560,704	313,891	(105,083)
Income tax expense (benefit)	676,154	(3,610,695)	699,556	(3,432,002)
Net income (loss)	$(385,601)	$4,171,399	$(385,665)	$3,326,919
Net income (loss) per common share:
Basic	$(0.07)	$0.75	$(0.07)	$0.61
Diluted	$(0.07)	$0.74	$(0.07)	$0.60
Weighted average common and common equivalent shares outstanding:
Basic	5,924,524	5,559,573	5,923,885	5,445,348
Diluted	5,924,524	5,668,236	5,923,885	5,519,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

Three and Six Months Ended July 31, 2014 and 2013

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
Net income (loss)	$(385,601)	$4,171,399	$(385,665)	$3,326,919
Other comprehensive income (loss):
Cash flow hedge in China	93,495	(84,364)	12,008	(33,792)
Foreign currency translation adjustments:
Lakeland Brazil, S.A.	$150,621	$(895,528)	$519,563	$(801,660)
Canada	(534)	(21,929)	(18,639)	(29,989)
United Kingdom	(46,452)	(144,303)	(49,516)	(182,643)
China	(94,072)	24,154	(55,406)	45,460
Russia/Kazakhstan	40,446	(39,590)	(84,573)	(63,384)
Other comprehensive income (loss)	143,504	(1,161,560)	323,437	(1,066,008)
Comprehensive income (loss)	$(242,097)	$3,009,839	$(62,228)	$2,260,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

July 31, 2014 and January 31, 2014

	July 31,	January 31,
	2014	2014
ASSETS
Current assets
Cash and cash equivalents	$6,173,410	$4,555,097
Accounts receivable, net of allowance for doubtful accounts of $376,700 and $588,800 at July 31, 2014 and January 31, 2014, respectively	15,988,084	13,795,301
Inventories, net	39,510,098	39,844,309
Deferred income taxes	4,633,767	4,707,278
Prepaid income tax	1,417,444	470,843
Other current assets	2,203,935	2,108,177
Total current assets	69,926,738	65,481,005
Property and equipment, net	11,972,739	12,069,107
Prepaid VAT and other taxes, noncurrent	2,487,730	2,379,395
Security deposits, mainly judicial deposits in Brazil	1,452,337	1,415,372
Intangibles, prepaid bank fees and other assets, net	1,239,618	1,533,349
Goodwill	871,297	871,297
Total assets	$87,950,459	$83,749,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,225,555	$8,181,026
Accrued compensation and benefits, mainly accrued payroll	2,015,477	1,189,324
Other accrued expenses	2,321,381	1,554,231
Current maturity of long-term debt	50,000	50,000
Current maturity of arbitration settlement	1,000,000	1,000,000
Short-term borrowing	4,464,610	2,558,545
Borrowings under revolving credit facility	13,384,511	12,415,424
Total current liabilities	31,461,534	26,948,550
Accrued arbitration award in Brazil (net of current maturities)	3,336,487	3,758,691
Long-term portion of Canada and Brazil loans	1,031,070	1,110,634
Subordinated debt, net of OID, including PIK interest	1,734,915	1,525,392
Other liabilities - accrued legal fees in Brazil	77,285	71,223
VAT taxes payable long term	3,328,478	3,329,275
Total liabilities	40,969,769	36,743,765
Stockholders’ equity
Preferred stock, $.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $.01 par; authorized 10,000,000 shares, issued 5,717,122 and 5,713,180; outstanding 5,360,681 and 5,356,739 at July 31, 2014 and January 31, 2014, respectively	57,171	57,132
Treasury stock, at cost; 356,441 shares at July 31, 2014 and January 31, 2014.	(3,352,291)	(3,352,291)
Additional paid-in capital	53,402,405	53,365,286
Accumulated deficit	(977,610)	(591,945)
Accumulated other comprehensive loss	(2,148,985)	(2,472,422)
Total stockholders' equity	46,980,690	47,005,760
Total liabilities and stockholders' equity	$87,950,459	$83,749,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

Six Months Ended July 31, 2014

	Common Stock		Treasury Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, January 31, 2014	5,713,180	$57,132	(356,441)	$(3,352,291)	$53,365,286	$(591,945)	$(2,472,422)	$47,005,760
Net loss	—	—	—	—	—	(385,665)	—	(385,665)
Other comprehensive income	—	—	—	—	—	—	323,437	323,437
Stock-based compensation:
Restricted stock issued at par	3,942	39	—	—	(39)	—	—	—
Restricted stock plan	—	—	—	—	49,708	—	—	49,708
Legal fees associated with Warrant	—	—	—	—	(12,550)	—	—	(12,550)
Balance July 31, 2014	5,717,122	$57,171	(356,441)	$(3,352,291)	$53,402,405	$(977,610)	$(2,148,985)	$46,980,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Six Months Ended July 31, 2014 and 2013

	For the Six Months Ended July 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(385,665)	$3,326,919
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for inventory obsolescence	(235,236)	321,438
Provision for doubtful accounts	(212,072)	(38,347)
Deferred income taxes asset	73,511	(3,919,734)
Deferred taxes long-term	(797)	2,430
Depreciation and amortization	700,208	777,214
Interest expense resulting from amortization of warrant OID and reclassification of PIK interest	709,523	37,256
Loss on disposal of fixed assets	80,222	—
Stock based and restricted stock compensation	49,708	158,788
(Increase) decrease in operating assets
Accounts receivable	(1,983,227)	15,436
Inventories	791,433	(2,581,688)
Prepaid VAT and other taxes, noncurrent	(946,601)	(409,972)
Other assets-mainly prepaid fees from financing transaction	(50,416)	(849,576)
Cash received from sale of discontinued operations	—	428,827
Assets of discontinued operations	—	178,887
Increase (decrease) in operating liabilities
Accounts payable	247,353	3,104,391
Arbitration award in Brazil	(500,000)	(452,000)
Accrued compensation and benefits	826,153	14,997
Other accrued expenses	499,058	267,577
Accrued interest resulting from Arbitration Award	77,796	—
Liabilities of discontinued operations	—	(25,041)
Net cash (used in) provided by operating activities	(259,049)	357,802
Cash flows from investing activities:
Proceeds from sales of Qingdao net of cost of shutdown	—	1,003,589
Purchases of property and equipment	(242,537)	(573,878)
Net cash provided by (used in) investing activities	(242,537)	429,711
Cash flows from financing activities:
Net borrowings under credit agreement (revolver)	969,086	10,403,179
Repayments of term loans	—	(15,108,882)
Canada loan repayments	(12,806)	(1,398,566)
Subordinated debt financing including warrant valuation	—	3,500,000
Subordinated debt principal payments	(500,000)	—
Legal fees associated with the warrant OID	(12,550)	(5,000)
Borrowings in Brazil	1,533,241	244,584
Repayments in Brazil	(1,863,491)	(472,883)
Borrowings in UK, net of repayments (revolver)	728,444	1,229,657
Borrowings in China	1,292,847	—
Other liabilities	6,062	(11,167)
Shares returned in lieu of taxes under restricted stock program	—	(21,000)
Net cash provided by (used in) financing activities	2,140,833	(1,640,080)
Effect of exchange rate changes on cash	(20,933)	(50,069)
Net increase (decrease) in cash and cash equivalents	1,618,316	(902,636)
Cash and cash equivalents at beginning of year	4,555,097	6,736,962
Cash and cash equivalents at end of period	$6,173,410	$5,834,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business

Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is the United States. No customer accounted for more than 10% of net sales during the six-month periods ended July 31, 2014 and 2013.

2.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the condensed consolidated financial information required therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K and Forms 10-K/A filed with the Securities and Exchange Commission for the fiscal year ended January 31, 2014.

Our consolidated financial statements have been prepared using the accrual method of accounting in accordance with US GAAP.

The results of operations for the three and six-month periods ended July 31, 2014 are not necessarily indicative of the results to be expected for the full year.

In this Form 10-Q, (a) “FY” means fiscal year; thus, for example, FY15 refers to the fiscal year ending January 31, 2015 and (b) “Q” refers to quarter; thus, for example, Q2 FY15 refers to the second quarter of the fiscal year ending January 31, 2015 (c) “Balance Sheet” refers to the condensed consolidated balance sheet.

3.	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4.	Inventories

Inventories consist of the following:

	July 31, 2014	January 31, 2014

Raw materials	$15,418,212	$16,348,861
Work-in-process	1,336,390	1,292,740
Finished goods	22,755,496	22,202,708
	$39,510,098	$39,844,309

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or market.

5.	Earnings Per Share

Basic earnings per share is calculated by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding without consideration of common stock equivalents, but including contingently issuable shares. Diluted earnings per share are based on the weighted average number of common and common stock equivalents, that are not deemed anti-dilutive. The diluted earnings per share calculation takes into account the shares that may be issued upon exercise of stock options, or warrants reduced by the shares that may be repurchased with the funds received from their exercise, based on the average price during the period.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$(385,601)	$4,171,399	$(385,665)	$3,326,919
Denominator
Denominator for basic loss per share
Weighted-average shares outstanding before common share equivalents	5,358,509	5,352,034	5,357,870	5,341,578
Weighted average common equivalent shares resulting from the warrant issued June 28, 2013 to the subordinated debt lender LKL Investments LLC	566,015	207,539	566,015	103,769
Total weighted average, including common equivalent shares	5,924,524	5,559,573	5,923,885	5,445,348
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	—	108,663	—	73,725
Denominator for diluted loss per share (adjusted weighted average shares)	5,924,524	5,668,236	5,923,885	5,519,073
Basic income (loss) per share	$(0.07)	$0.75	$(0.07)	$0.61
Diluted income (loss) per share	$(0.07)	$0.74	$(0.07)	$0.60

The following table sets forth the computation of basic and diluted earnings (loss) per share at July 31, 2014 and 2013.

Not included in the above are the potential shares issuable for interest on the subordinated debt. As of July 31, 2014, there was accrued $485,982 of payment in kind (“PIK”) interest. At the closing stock price per share on July 31, 2014 of $6.15 this would represent approximately 79,021 shares. Such shares would be antidilutive and as such are not included.

6.	Long-Term Debt

On June 28, 2013, Lakeland Industries, Inc. and its wholly-owned subsidiary, Lakeland Protective Wear Inc. (collectively with the Company, the “Borrowers”), entered into a Loan and Security Agreement (the “Senior Loan Agreement”) with AloStar Business Credit, a division of AloStar Bank of Commerce (the “Senior Lender”). The Senior Loan Agreement provides the Borrowers with a three-year $15 million revolving line of credit, at a variable interest rate based on LIBOR, with a first priority lien on substantially all of the United States and Canada assets of the Company, except for the Canadian warehouse and the Mexican facility.

On June 28, 2013, the Borrowers also entered into a Loan and Security Agreement (the “Subordinated Loan Agreement”) with LKL Investments, LLC, an affiliate of Arenal Capital, a private equity fund (the “Junior Lender”). The Subordinated Loan Agreement provides for a $3.5 million term loan to be made to the Borrowers with a second priority lien on substantially all of the assets of the Company in the United States and Canada, except for the Canadian warehouse and except for a first lien on the Company’s Mexican facility. Pursuant to the Subordinated Loan Agreement, among other things, Borrowers issued to the Junior Lender a five-year term loan promissory note (the “Note”). At the election of the Junior Lender, interest under the Note may be paid in cash, by PIK in additional notes or payable in shares of common stock (“Common Stock”), of the Company (the “Interest Shares”). If shares of Common Stock are used to make interest payments on the Note, the number of Interest Shares will be based upon 100% of an average of the then current market value of the Common Stock, subject to the limitations set forth in the Subordinated Loan Agreement. The Junior Lender also, in connection with this transaction, received a common stock purchase warrant (the “Warrant”) to purchase up to 566,015 shares of Common Stock (subject to adjustment), representing beneficial ownership of approximately 9.58% of the outstanding Common Stock of the Company, as of the closing of the transactions contemplated by the Subordinated Loan Agreement. The Company’s receipt of gross proceeds of $3.5 million (before original issue discount of $2.2 million related to the associated warrant) in subordinated debt financing was a condition precedent set by the Senior Lender, of which this transaction satisfied.

The proceeds from such financings have been used to fully repay the Company’s former financing facility with TD Bank, N.A. in the amount of approximately US $13.7 million. Also repaid upon closing of the financings was the warehouse loan in Canada with a balance of CDN $1,362,000 Canadian dollars (approximately US $1,320,000), payable to Business Development Bank of Canada (“BDC”).

The following is a summary of the material terms of the financings:

$15 million Senior Credit Facility

•	Borrowers are both Lakeland Industries, Inc. and its Canadian operating subsidiary Lakeland Protective Wear Inc.
•	Borrowing pursuant to a revolving credit facility subject to a borrowing base calculated as the sum of:
o	85% of eligible accounts receivable as defined
o	The lesser of 60% of eligible inventory as defined or 85% of net orderly liquidation value of inventory
o	In transit inventory in bound to the US up to a cap of $1,000,000
o	Receivables and inventory held by the Canadian operating subsidiary to be included, up to a cap of $2 million of availability

On July 31, 2014, there was $1.6 million available under the senior credit facility

•	Collateral
o	A perfected first security lien on all of the Borrowers United States and Canadian assets, other than its Mexican plant and the Canadian warehouse
o	Pledge of 65% of Lakeland US stock in all foreign subsidiaries other than 100% pledge of stock of its Canadian subsidiaries
•	Collection
o	All customers of Borrowers must remit to a lockbox controlled by Senior Lender or into a blocked account with all collection proceeds applied against the outstanding loan balance
•	Maturity
o	An initial term of three years from June 28, 2013 (the “Closing Date”)
o	Prepayment penalties of 3%, if prepaid prior to the first anniversary of Closing Date; 2% if prior to the second anniversary and 1% if prior to the third anniversary of the Closing Date
•	Interest Rate
o	Annual rate equal to LIBOR rate plus 525 basis points
o	Initial rate and rate at July 31, 2014 of 6.25%
o	Floor rate of 6.25%
•	Fees: Borrowers shall pay to the Lender the following fees:
o	Origination fee of $225,000, paid on the Closing Date and being amortized over the term of loan and is included in “intangibles, prepaid bank fees and other assets, net” in the accompanying balance sheet
o	0.50% per annum on unused portion of commitment
o	A non-refundable collateral monitoring fee in the amount of $3,000 per month
o	All legal and other out of pocket costs
•	Financial Covenants
o	Borrowers covenanted that, from the Closing Date until the commitment termination date and full payment of the obligations to Senior Lender, Lakeland Industries, Inc. (the parent company), together with its subsidiaries on a consolidated basis, excluding its Brazilian subsidiary, shall comply with the following additional covenants:

•	Fixed Charge Coverage Ratio. At the end of each fiscal quarter of the Borrowers, commencing with the fiscal quarter ending July 31, 2013, the Borrowers shall maintain a Fixed Charge Coverage Ratio of not less than 1.1 to 1.0 for the four quarter period then ending.
•	Minimum Quarterly Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Borrowers shall achieve, on a rolling basis excluding the operations of the Borrower’s Brazilian subsidiary, EBITDA of not less than the following as of the end of each quarter as follows:
o	July 31, 2013 for the two quarters then ended, $2.1 million;
o	October 31, 2013 for the three quarters then ended, $3.15 million,
o	January 31, 2014 for the four quarters then ended, and thereafter, $4.1 million
•	Capital Expenditures. Borrowers shall not during any fiscal year make capital expenditures in an amount exceeding $1 million in the aggregate
•	The Company is in compliance with all loan covenants of the Senior Debt at July 31, 2014.
•	Other Covenants
o	Standard Financial reporting requirements as defined
o	Limitation on amounts that can be advanced to or on behalf of Brazilian operations, limited to one aggregate total of $200,000 for the term of the loan
o	Limitation on total net investment in foreign subsidiaries of a maximum of $1.0 million per annum

$3.5 million Subordinated Debt Financing

•	Subordinated Loan Agreement
o	Maturity date: June 28, 2018
o	Interest at 12.0% per annum through and including December 27, 2016, increased to 16% per annum on December 28, 2016 and 20% per annum on December 28, 2017. Until the first anniversary of the Closing Date, all interest shall either be paid in kind (PIK) or paid in shares of common stock of Lakeland, valued at 100% of the then market value, at the election of the Junior Lender. Such accrued PIK interest in the amount of $368,755 is included in “Subordinated debt, net of OID” in the accompanying balance sheet.
o	All loan costs associated with the Subordinated Debt are included with the deferred debt costs from the Senior Loan and are being amortized over the life of the Senior Loan and are included with “intangibles, bank fees and other assets, net” on the balance sheet
o	Warrant to purchase 566,015 shares of Common Stock (subject to adjustment), exercisable at $0.01 per share
o	Warrant is subject to customary anti-dilution adjustment provisions, including for issuances of Common Stock or Common Stock equivalents at a price less than $5.00 per share, computed on a weighted average basis, subject to a hard cap limitation of 1,068,506 shares on the total number of shares to be issued from a combination of warrants, interest shares and price-protection anti-dilution adjustments. The Company is allowed to issue up to 500,000 shares without triggering this provision, to allow for restricted shares and other new compensatory issuances.
o	Warrant exercise period is five years from the Closing Date
o	Registration Rights: the Company has filed with the Securities and Exchange Commission a registration statement covering the shares issuable in connection with the subordinated loan transaction. The Company filed a Post-Effective Amendment on a Form S-3 registration statement on June 2, 2014, which was declared effective on June 11, 2014.
o	Investor Rights: Junior Lender has the right to designate one board member or a board observer, subject to certain conditions. As of September 10, 2014, the Junior Lender has not exercised this right.
o	Subject to Senior Lender Subordination Agreement, the subordinated loan may be repaid in increments of $500,000 with Senior Lender approval on or after June 28, 2014. In July 2014, the Company prepaid $500,000 on the subordinated loan. The subordinated lenders waived any prepayment penalty.
o	Early Termination Fees; Applicable Termination Percentage:

•	(a) Upon early repayment of the Term Loan, Borrowers shall be obligated to pay, in addition to all of the other Obligations then outstanding, an amount equal to the product obtained by multiplying the amount of principal repaid by the applicable percentage set forth below:
•	5.00% if the effective date of termination occurs on or before June 28, 2014;
•	3.00% if the effective date of termination occurs after June 28, 2014, but on or before June 28, 2015; or
•	1.00% if the effective date of termination occurs after June 28, 2015, but on or before June 28, 2016
•	Upon acceleration of the loan following a Change of Control, Borrowers shall be obligated to pay an additional fee equal to $35,000
o	Financial covenant amounts are 10% less restrictive than those in the Senior Loan Agreement
o	Second priority lien on substantially all of the assets of the Company in the United States and Canada, except for the Canadian warehouse and the Company’s Mexican facility.
o	The Company is in compliance with all covenants of the Subordinated Debt at July 31, 2014.

The Company recorded the debt and warrants using the relative fair value method, in which there was a debt discount recorded at the date the transaction of approximately $2.2 million recorded as a component of additional paid-in capital. This has been treated as Original Issue Discount (OID) and is being amortized as additional interest over the five-year term of the related subordinated debt. Including the 12% coupon and the amortization of the OID gives an effective per annum rate on just the debt of approximately 47%, assuming the warrant is broken out separately. However, management views this to be one blended loan or transaction along with the Senior Debt of up to $15 million at 6.25%, since the subordinated debt was a required condition of closing made by the Senior Lender.

Amounts outstanding as of July 31, 2014, under the Senior Lender Facility were $13.4 million and under the Junior Lender Facility, $1.7 million net of unamortized original issue discount of $1.8 million plus PIK interest of $0.5 million and net of $0.5 million prepayment, for a net value of $1.7 million included in the subordinated debt on the balance sheet.

Borrowings in UK

On December 19, 2013 the Company and its UK subsidiary entered into a one-year extension of its existing financing facility with HSBC Invoice Finance (UK) Ltd., pursuant to the same terms as disclosed in the Company's Form 8-K filed with the SEC on February 25, 2013, except for: the facility limit was increased from £1,000,000 (approximately US $1.6 million) to £1,250,000 (approximately US $2.1 million at current exchange rates), and the prepayment percentage (advance rate) was increased from 80% to 85% of eligible receivables; more fully described in the Company’s Form 8-K which was filed on December 23, 2013. The balance outstanding under this facility at July 31, 2014 was the equivalent of US $1.5 million and is included in short-term borrowings on the balance sheet. The per annum interest rate repayment rate is 3.44% and the term is for a minimum period of one year renewable on December 19, 2014. Interest charged to expense from this loan was approximately $19,000 for the six-months ended July 31, 2014.

Canada Loan

In September 2013 the Company refinanced its loan with the Development Bank of Canada (BDC) for a principal amount of approximately US $1.1 million. Such loan is for a term of 240 months at a per annum interest rate of 6.45% with fixed monthly payments of approximately US $7,620 (C$8,169) including principal and interest. It is collateralized by a mortgage on the Company's warehouse in Brantford, Ontario. The amount outstanding at July 31, 2014 is US $1.0 million which is included in long-term portion of Canada and Brazil loan on the balance sheet, net of current maturities of $50,000.

China Loan

On August 12, 2013, the Company’s China subsidiary borrowed approximately US $0.8 million at an interest rate of 5.395% for a term of one year as more fully described in the Company’s Form 8-K which was filed on August 16, 2013. The balance under this loan outstanding at July 31, 2014 was $0.8 million and is included in short-term borrowings on the consolidated balance sheet. Such amounts matured August 2014 and were repaid August 4, 2014.

On March 27, 2014, the Company’s China subsidiary, Weifang Lakeland Safety Products Co., Ltd (“WF”), and Weifang Rural Credit Cooperative Bank (“WRCCB”) completed an agreement to obtain a line of credit for financing in the amount RMB 8,000,000 (approximately USD $1.3 million),  with interest at 120% of the benchmark rate supplied by WRCCB (which is currently 5.6%). The effective per annum interest rate is currently 6.72%. The loan is collateralized by inventory owned by WF. WRCCB had hired a professional firm to supervise WF’s inventory flow, which WF paid RMB 40,000 (approximately US $6,450). The balance under this loan outstanding at July 31, 2014 was RMB 8,000,000 (approximately USD $1.3 million) and is included in short-term borrowings on the consolidated balance sheet. There are no covenant requirements in this loan. The loans are comprised of several loans with dues dates ranging from June 18, 2014 to January 11, 2016.

Brazil Loans

Brazil Loan Schedule
Six-Months Ended July 31, 2014
USD
Balance Beginning	$1,148,114
New Borrowings	1,533,241
Principal Payments	(1,863,492)
Foreign Exchange Difference	231,710
Balance Ending	1,049,573
Less Accrued Interest Included	(98,358)
TOTAL	$951,215
Collateral	Receivables, Officer Guarantee, Customer Contract
Monthly Interest Rate Range	1.40% – 2.50%

7.	Major Supplier

No supplier accounted for more than 10% of cost of sales during the six-month period ended July 31, 2014.

8.	Employee Stock Compensation

The Company has three main share-based payment plans: The Nonemployee Directors Option Plan (the “Directors Plan”) (expired in 2012) and two Restricted Stock Plans (the “2009 Equity Plan” and the “2012 Equity Plan”). Both the 2009 Equity Plan and the 2012 Equity Plan have identical structures. The below table summarizes the main provisions of each of these plans:

Nature and terms
Nonemployee Directors Option Plan	The plan provides for an automatic one-time grant of options to purchase 5,000 shares of common stock to each nonemployee director newly elected or appointed. Options are granted at not less than fair market value, become exercisable commencing six months from the date of grant and expire six years from the date of grant. In addition, all nonemployee directors re-elected to the Company’s Board of Directors at any annual meeting of the stockholders will automatically be granted additional options to purchase 1,000 shares of common stock on that date. Such plan expired at December 31, 2012, as to any new awards. Existing options will expire based on individual award dates.

Nature and terms
Restricted Stock Plan – employees	Long-term incentive compensation three-year plan. Employees are granted potential share awards at the beginning of the three-year cycle at baseline and maximum amounts. The level of award and final vesting is based on the Board of Director’s opinion as to the performance of the Company and management in the entire three-year cycle. All vesting is three-year “cliff” vesting - there is no partial vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period, which approximates the performance period.
Restricted Stock Plan – directors	Long-term incentive compensation three-year plan. Directors are granted potential share awards at the beginning of the three-year cycle at baseline and maximum amounts. The level of award and final vesting is based on the Board of Director’s opinion as to the performance of the Company and management in the entire three-year cycle. All vesting is three-year “cliff” vesting - there is no partial vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period, which approximates the performance period.
Matching award program	All participating employees are eligible to receive one share of restricted stock awarded for each two shares of Lakeland stock purchased on the open market. Such restricted shares are subject to three-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period, which approximates the performance period.
Bonus in stock program - employees	All participating employees are eligible to elect to receive any cash bonus in shares of restricted stock. Such restricted shares are subject to two-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the two-year period. Since the employee is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the grant date stock price. The Chief Executive Officer, Chief Financial Officer and Chief Operating Officer of the Company all elected to take 30% of their cash compensation in restricted stock pursuant to this program, commencing in October 2012 and ended in June 2013, which approximates the performance period.
Director fee in stock program	All directors are eligible to elect to receive any director fees in shares of restricted stock. Such restricted shares are subject to two-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the two-year period. Since the director is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the grant date stock price, which approximates the performance period.

The following table represents our stock options granted, exercised and forfeited during the six-months ended July 31, 2014.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2014	24,000	$7.47	2.95 years	$—
Granted during the six-months ended July 31, 2014	—	—
Outstanding at July 31, 2014	24,000	$7.47	2.45 years	$10,450
Exercisable at July 31, 2014	24,000	$7.47	2.45 years	$10,450
Reserved for future issuance:	—
Directors’ Plan (expired on December 31, 2012)

There were no exercises or forfeitures during the six-months ended July 31, 2014.

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

Under the 2009 Equity Incentive Plan, the Company has issued 180,859 fully vested shares as of July 31, 2014. The Company has granted up to a maximum of 2,000 restricted stock awards remaining unvested as of July 31, 2014 with each award having a weighted average grant date fair value of $7.85. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

Under the 2012 Equity Plan, the Company has issued 2,172 fully vested shares as of July 31, 2014. The Company has granted 273,759 restricted stock awards as of July 31, 2014, assuming all maximum awards are achieved. All of these restricted stock awards are nonvested at July 31, 2014 (216,259 shares at “baseline”), and have a weighted average grant date fair value of $6.00. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of July 31, 2014, unrecognized stock-based compensation expense related to restricted stock awards totaled $502 pursuant to the 2009 Equity Incentive Plan and $1,322,683 pursuant to the 2012 Equity Incentive Plan, before income taxes, based on the maximum performance award level, less what has been charged to expense, which was set to zero on a cumulative basis through July 31, 2014. Such unrecognized stock-based compensation expense related to restricted stock awards totaled $502 for the 2009 Equity Incentive Plan and $952,383 for the 2012 Equity Incentive Plan at the baseline performance level. The cost of these nonvested awards is expected to be recognized over a weighted-average period of three years. The Board has estimated its current performance level to be at zero, and accordingly no expense has been recorded. The performance-based awards are not considered stock equivalents for earnings per share (“EPS”) calculation purposes.

Stock-Based Compensation

The Company recognized total stock-based compensation costs of $49,708 and $158,788 for the six-months ended July 31, 2014 and 2013, respectively, of which $20,204 and $10,790 result from the 2009 Equity Plan and $29,503 and $147,998 result from the 2012 Equity Plan for the periods ended July 31, 2014 and 2013, respectively, and $0 and $0, respectively, from the Director Option Plan. These amounts are reflected in selling, general and administrative expenses. The total income tax benefit recognized for stock-based compensation arrangements was $17,895 and $57,164 for the years ended July 31, 2014 and 2013, respectively.

Shares under 2012 Equity Plan	Outstanding unvested grants at maximum(a) at beginning of FY15	Granted during FY15 through July 31, 2014	Vested during FY15 through July 31, 2014	Forfeited during FY15 through July 31, 2014	Outstanding unvested grants at maximum(a) at July 31, 2014
Restricted stock grants – employees	150,500	—	—	—	150,500
Restricted stock grants – directors	49,500	—	—	—	49,500
Matching award program	3,000	—	—	—	3,000
Bonus in stock - employees	55,189	—	—	—	55,189
Retainer in stock - directors	14,101	3,641	2,172	—	15,570
Total restricted stock plan	272,290	3,641	2,172	—	273,759

Weighted average grant date fair value	$6.00	$6.39	$6.60	—	$6.00

Shares under 2009 Equity Plan	Outstanding unvested grants at maximum(a) at beginning of FY15	Granted during FY15 through July 31, 2014	Vested during FY15 through July 31, 2014	Forfeited during FY15 through July 31, 2014	Outstanding unvested grants at maximum(a) at July 31, 2014
Restricted stock grants -employees	—	—	—	—	—
Restricted stock grants - directors	—	—	—	—	—
Matching award program	3,000	—	1,000	—	2,000
Bonus in stock - employees	—	—	—	—	—
Retainer in stock - directors	1,116	—	1,116	—	—
Total restricted stock plan	4,116	—	2,116	—	2,000

Weighted average grant date fair value	$8.66	—	$9.42	—	$7.85
(a)	The Board has estimated the current performance level at zero and accordingly no expenses have been recorded.

9. Segment Data

Domestic and international sales are as follows in millions of dollars:

	Three Months Ended July 31,				Six Months Ended July 31,
	2014		2013		2014		2013
Domestic	$11.97	48.6%	$12.32	50.0%	$24.16	50.2%	$24.19	52.1%
International	12.64	51.4%	12.32	50.0%	23.96	49.8%	22.19	47.9%
Total	$24.61	100.0%	$24.64	100.0%	$48.12	100.0%	$46.38	100.0%

We manage our operations by evaluating each of our geographic locations. Our North American operations include our facilities in Alabama (primarily the distribution to customers of the bulk of our products and manufacturing of our chemical suit and fire protective products), and Mexico (primarily disposable, glove, chemical suit, woven, and high visibility production). We also maintain two manufacturing companies in China (primarily disposable, chemical and woven suit production), a wovens manufacturing facility in Brazil and a small manufacturing facility in Argentina. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in Canada, Europe, Latin America, India, Russia, Kazakhstan and China, which sell and distribute products shipped from the United States, Mexico, Brazil or China. The table below represents information about reported segments for the periods noted therein:

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2014	2013	2014	2013

Net Sales:
USA	$12.60	$12.90	$25.70	$25.20
Other foreign	6.94	6.32	13.41	12.18
Mexico	0.85	0.83	1.77	1.46
China	12.62	12.43	23.32	21.36
Brazil	1.80	1.70	3.55	3.48
Corporate	0.19	0.57	1.17	1.09
Less intersegment sales	(10.39)	(10.11)	(20.80)	(18.39)
Consolidated sales	$24.61	$24.64	$48.12	$46.38
External Sales:
USA	$11.97	$12.32	$24.16	$24.19
Other foreign	6.65	5.58	12.89	10.88
Mexico	0.28	0.33	0.70	0.51
China	3.91	4.78	6.82	7.39
Brazil	1.80	1.63	3.55	3.41
Consolidated external sales	$24.61	$24.64	$48.12	$46.38
Intersegment Sales:
USA	$0.63	$0.58	$1.54	$1.01
Other foreign	0.29	0.74	0.52	1.30
Mexico	0.57	0.50	1.07	0.95
China	8.71	7.65	16.50	13.97
Brazil	—	0.07	—	0.07
Corporate	0.19	0.57	1.17	1.09
Consolidated intersegment sales	$10.39	$10.11	$20.80	$18.39
Operating Profit (Loss):
USA	$1.56	$1.71	$2.47	$3.13
Other foreign	0.38	0.31	0.77	0.50
Mexico	(0.20)	0.03	(0.21)	(0.08)
China	1.30	1.21	2.26	1.60
Brazil	(0.33)	(0.88)	(0.61)	(1.81)
Corporate	(1.37)	(1.23)	(2.71)	(2.36)
Less intersegment profit	0.13	0.15	0.08	0.08
Consolidated operating profit	$1.47	$1.30	$2.05	$1.06

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2014	2013	2014	2013
Depreciation and Amortization Expense:
USA	$0.04	$0.05	$0.08	$0.11
Other foreign	0.03	0.05	0.06	0.09
Mexico	0.01	0.01	0.02	0.03
China	0.06	0.05	0.12	0.13
Brazil	0.07	0.08	0.15	0.19
Corporate	0.12	0.10	0.27	0.23
Consolidated depreciation and amortization expense	$0.33	$0.34	$0.70	$0.78
Interest Expense:
USA (shown in Corporate)	$—	$—	$—	$—
Other foreign	(0.01)	0.06	0.04	0.08
Mexico	(0.02)	0.02	—	0.04
China	0.02	—	(0.01)	—
Brazil	0.16	0.28	0.31	0.53
Corporate	0.48	0.28	0.97	0.41
Less intersegment	0.05	(0.17)	—	(0.32)
Consolidated interest expense	$0.68	$0.47	$1.32	$0.74
Income Tax Expense (Benefits):
USA (shown in Corporate)	$—	$—	$—	$—
Other foreign	0.18	0.08	0.26	0.15
Mexico	(0.04)	0.01	(0.08)	0.01
China	0.25	0.33	0.50	0.48
Corporate	0.25	(3.92)	—	(3.86)
Less intersegment	0.04	(0.11)	0.02	(0.21)
Consolidated income tax expense	$0.68	$(3.61)	$0.70	$(3.43)

	July 31, 2014 (in millions of dollars)	January 31, 2014 (in millions of dollars)
Total Assets:*
USA	$31.80	$28.88
Other foreign	25.05	19.93
Mexico	3.79	3.73
China	28.74	30.11
India	(1.19)	(1.19)
Brazil	9.24	6.92
Corporate	(9.48)	(4.63)
Consolidated assets	$87.95	$83.75
Property and Equipment:
USA	$2.35	$2.42
Other foreign	2.12	2.14
Mexico	2.06	2.09
China	2.48	2.64
India	0.05	0.01
Brazil	1.91	1.86
Corporate	1.00	0.91
Consolidated property and equipment	$11.97	$12.07

	July 31, 2014 (in millions of dollars)	January 31, 2014 (in millions of dollars)
Capital Expenditures:
USA	$0.01	$0.08
Other foreign	0.03	0.08
Mexico	0.01	0.01
China	0.03	0.44
India	0.01	—
Brazil	—	0.09
Corporate	0.15	0.13
Consolidated capital expenditures	$0.24	$0.83
Goodwill:
USA	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87
* Negative assets and negative amounts in interest expense reflect intersegment accounts eliminated in consolidation

10.	Income Taxes

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

Our three major foreign tax jurisdictions are China, Canada and Brazil. Chinese tax authorities have performed limited reviews on all Chinese subsidiaries as of tax years 2008, 2009, 2010, 2011, 2012, and 2013 with no significant issues noted. We believe our tax positions are reasonably stated as of July 31, 2014. On May 9, 2013, Weifang Lakeland Safety Products Co., Ltd., one of our Chinese operations, was notified by the local tax authority that it would conduct an audit on transfer pricing. After communication with the tax authority, we paid RMB50,000 additional income tax to the tax bureau, and the audit was closed.

Lakeland Protective Wear, Inc., our Canadian subsidiary, follows Canada tax regulatory framework recording its tax expense and tax deferred assets or liabilities. As of this statement filing date, we believe the Lakeland Protective Wear, Inc.’s tax situation is reasonably stated in accordance with accounting principles generally accepted in the United States of America, and we do not anticipate future tax liability.

The Company’s Brazilian subsidiary is currently under a tax audit, which raised some issues regarding the tax impact related to the merger in 2008 and the goodwill resulting from the structure which was set up at the Company's Brazilian counsel's suggestion. This structure is relatively common in acquisitions of Brazilian operations made by non-Brazilian companies. In general, acquisitions with this structure have survived challenge by the taxing authorities in Brazil. The cumulative amount of tax benefits recognized on the Company’s books through July 31, 2014, resulting from the tax deduction of the goodwill amortization, is now zero, net of the deferred tax valuation reserve. This results from the goodwill on the Brazilian books which, for Brazilian tax purposes, is eligible for tax write-off over a five-year period dating from November 2008. The Company’s Brazilian subsidiary has received notice from the Brazilian tax authorities of a claim totaling approximately US $1.0 million (R$ 2,265,728) consisting of tax of approximately US $127,000 (R$ 280,416) and the remainder in interest and penalty. Management believes it is probable it will ultimately prevail in this claim and as such no provision has been recorded.

Except in Canada and partially in China, it is our practice and intention to reinvest the earnings of our non-US subsidiaries in their operations. As of July 31, 2014, the Company had not made a provision for US or additional foreign withholding taxes on approximately $17.0 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to US taxation upon remittance of dividends and under certain other circumstances. If theses earnings were repatriated to the US, the deferred tax liability associated with these temporary differences would be approximately $3.0 million at July 31, 2014.

In China, a dividend of $1.3 million was declared and paid in July from Weifang Lakeland Safety Products Co., Ltd. (“Weifang”) and in August a dividend of $450,000 was declared from Weifang Meiyang Protective Products Co., Ltd. (“Meiyang”). The Lakeland Board of Directors has instituted a plan to pay annual dividends of $1.0 million from Weifang’s future profits and 33% of Meiyang’s future profits starting in the next fiscal year. All other retained earnings will be reinvested indefinitely.

Change in Accounting Estimate/Valuation Allowance

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. The valuation allowance was zero at July 31, 2014 and January 31, 2014.

Income Tax Expense

Income tax expenses consist of federal, state and foreign income taxes. Income tax expenses were $0.7 million for the three months ended July 31, 2014, as compared to an income tax benefit of $3.6 million for the three months ended July 31, 2013. Income taxes included a non-cash charge of $325,000 for the dividend paid by Weifang to the US in July 2014 and further reflect $200,000 of non-cash charges in fiscal 2015 for additional US taxes on UK and Canada income. The income tax benefit for the fiscal 2013 period resulted from the reversal of a $4.5 million valuation allowance relating to a going concern deferred tax entry recorded in FY13 which was resolved when US financing was secured on June 28, 2013.

11.	Derivative Instruments and Foreign Currency Exposure

The Company is exposed to foreign currency risk. In the third quarter of FY14, the Company established a foreign exchange facility with Wells Fargo Bank, N.A. Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. The Company has continued its currency hedging in China. We designated the forward contracts as derivatives but not as hedging instruments, with loss and gain recognized in current earnings. In the six-months ended July 31, 2014, the Company sustained a loss on foreign exchange in China of $16,929 included in operating expenses on the accompanying statement of operations.

The Company accounts for its foreign exchange derivative instruments by recognizing all derivatives as either assets or liabilities at fair value, which may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments.

We have two types of derivatives to manage the risk of foreign currency fluctuations. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contract derivatives, not designated as hedging instruments, are generally settled quarterly. Gain and loss on those forward contracts are included in current earnings. There were no outstanding forward contracts at July 31, 2014 or 2013.

We enter into cash flow hedge contracts with financial institutions to manage our currency exposure on future cash payments denominated in foreign currencies. The effective portion of gain or loss on cash flow hedges is reported as a component of accumulated other comprehensive income. The notional amount of these contracts was $3.6 million and $0.0 million at July 31, 2014 and 2013, respectively. The corresponding asset and income which is recorded in other comprehensive income is immaterial to the consolidated financial statements at July 31, 2014 and 2013.

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

Once the arrangement with the Bahia State Tax Department is completed, the formal judicial process could take from 5 to 10 years. The Company believes there is a strong likelihood that another amnesty would be offered by the state prior to such completion.

The Company has accepted amnesty for a smaller claim which will result in 8 monthly payments of about US $19,000 (R$ 42,000 ) which reflects abatement of 80% of penalty and interest. An accrual of US $153,000 has been charged to expense in Q4FY14 and US $82,000 (R$ 189,000) is included in Other Accrued Expenses on the consolidated balance sheet as of July 31, 2014.

In December 2013, the Company learned of a different VAT tax claimed by the State of Sao Paulo for a tax in the amount of approximately US $45,000 and the total claim including interest and penalty totaling approximately US $200,000. In July 2014 management settled this claim for an amount of US $75,000 (R$ 172,000) net present value which will be paid in 120 monthly installments of R$ 4,500 fixed with no interest or monetary depreciation. An amount of US $75,000 (R$ 172,000) has been charged to expense in Q2FY14.

A table summarizing all four different VAT claims remaining open and their status is listed below:

Principle	Interest & Penalty	Total	Approximate for Totals	Loss Possibility	Strategy	Collateral
R$	R$	R$	US $
305,897	491,271	797,168	$352,000	Remote	To await Judicial Process and negotiate judicial deposit	New Land
573,457	1,098,475	1,671,932	737,000	Remote	To await Judicial Process and negotiate judicial deposit	Plant
6,209,836	6,653,585	12,863,421	5,673,000	Probable	To await Judicial Process and negotiate judicial deposit	-
402,071	770,133	1,172,204	517,000	Remote	To await Judicial Process and negotiate judicial deposit	New Land
7,491,261	9,013,464	16,504,725	$7,279,000

The R$ 6,209,836 for the larger VAT claim is intended to be paid into the next amnesty and as such is included on the condensed consolidated balance sheet as a long-term liability of US $3,328,478 as of July 31, 2014.

13.	Brazil Management and Share Purchase Agreement-Arbitration Award and Settlement Agreement

Lakeland Industries, Inc. and its wholly-owned subsidiary, Lakeland Brasil S.A. (“Lakeland Brasil” and together with Lakeland Industries, Inc., “Lakeland”) were parties to an arbitration proceeding in Brazil involving Lakeland and two former officers (the “former officers”) of Lakeland Brasil. On May 8, 2012, Lakeland received notice of an arbitral award in favor of the former officers.

On September 11, 2012, Lakeland and the former officers entered into a settlement agreement (“Settlement Agreement”) which fully and finally resolved all alleged outstanding claims against Lakeland which are settled through the arbitration proceeding. Pursuant to the Settlement Agreement, the Company agreed to a payment schedule to the former officers with a balance remaining as of July 31, 2014 of $4.5 million in US dollars consisting of 18 consecutive quarterly installments of US $250,000 ending on December 31, 2018. Lakeland is current with all obligations pursuant to the Settlement Agreement. There is no interest payable. This amount is shown on the accompanying consolidated balance sheet as $1,000,000 current maturity of arbitration settlement and $3,336,487 long-term portion ($163,513 of imputed interest).

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

There was no change in the carrying amount of goodwill during Q2 fiscal year 2015.

15.	Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (ASUs). No recent accounting pronouncement is expected to have a material impact on the consolidated financial statements.

16.	Litigation

From time to time, we are a party to litigation arising in the ordinary course of our business. Other than the proceedings related to the VAT tax issue described in Note 12 to the condensed consolidated financial statements, we are not currently a party to any litigation or other legal proceedings that we believe could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows.

On June 26, 2014, Lakeland Brazil S.A. (“Lakeland Brazil”), a wholly-owned subsidiary of Lakeland Industries Inc. (the “Company”), received notice of a court judgment entered against it in a labor proceeding in Brazil in the amount of approximately US $1,086,000. Based on the advice of Brazilian counsel handling the action, the Company had not anticipated a judgment to be entered against Lakeland Brazil in this proceeding, if at all, in excess of US $45,000 (R$ 100,000), which amount was deemed not material and therefore not previously disclosed.

Lakeland Brazil is working with, and relying upon the advice of, new legal counsel and accountants in Brazil and intends to appeal the judgment on the basis that, among other things, the judgment is mathematically incorrect.

Based on review of the case with our new legal counsel and based upon their assessments of our likelihood to prevail on appeal, the Company has taken a charge to earnings in Q2 fiscal 2015 of US $380,000, which is our estimate of what the outcome will ultimately be on this case.

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

We have operated facilities in Mexico since 1995, in China since 1996 and in Brazil since May 2008. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States of America and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. Our net sales attributable to customers outside the United States of America were $12.6 million and $12.3 million for the three months ended July 31, 2014 and July 31, 2013, respectively.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and disclosure of contingent assets and liabilities. We base estimates on our past experience and on various other assumptions that we believe to be reasonable under the circumstances, and we periodically evaluate these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Past due balances over 90 days and other less creditworthy accounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

Self-Insured Liabilities. We have a self-insurance program for certain employee health benefits. The cost of such benefits is recognized as expense based on claims filed in each reporting period and an estimate of claims incurred but not reported during such period. Our estimate of claims incurred but not reported is based upon historical trends. If more claims are made than were estimated or if the costs of actual claims increase beyond what was anticipated, reserves recorded may not be sufficient, and additional accruals may be required. We maintain separate insurance to cover the excess liability over set single claim amounts and aggregate annual claim amounts.

Loss Contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been or is probable of being incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Significant Balance Sheet Fluctuation July 31, 2014, As Compared to January 31, 2014

Cash increased by $1.6 million and borrowings under the revolving credit facility increased by $1.0 million while inventory net of reserves had a modest decrease of $0.3 million. Accounts receivable increased $2.2 million primarily due to sales volume in the UK and increased volume in disposable sales in the US. Prepaid income tax increased $0.9 million for tax refunds receivable in Latin America and the UK. Accrued compensation and benefits increased $0.8 million primarily as a result of payroll accruals in Brazil for a labor dispute and standardization of payroll accruals for all international subsidiaries. Other accrued expenses increased $0.8 million due to taxes payable in the UK and Brazil. Short term borrowing increased $1.9 million mainly as the UK increased inventory levels to shorten lead times to customers and China continued to source raw materials in that country where extended payment terms with suppliers are negotiable.

Three Months ended July 31, 2014, As Compared to the Three Months Ended July 31, 2013

Net Sales. Net sales remained level at $24.6 million for the three months ended July 31, 2014 and for the three months ended July 31, 2013. Sales in China and to the Asia Pacific Rim remained level at $3.9 million excluding those previous year sales from our Qingdao facility which was sold in June 2013. In the prior year, Qingdao had some external OEM sales at a loss taken to keep the plant busy. UK sales increased by $0.5 million, or 15.6%. Russia and Kazakhstan sales combined increased by $0.3 million, or 102%. Latin America sales decreased $0.4 million, or 28.1%, primarily due to continuing issues with clearing raw materials purchases through Argentine customs as a result of local government inefficiencies. US domestic sales of disposables increased by $0.4 million, mainly due to peak season sales, chemical sales increased $0.1 million though there were large government sales included in previous year sales, fire protection sales increased $0.1 million as a result of the introduction of new products into the market place, wovens sales decreased $0.5 million and reflective sales decreased by $0.5 million as a result of the initial conversion volume for one large utility last year which is not replacement orders, for an overall external sales decrease in the US of $0.4 million, or 2.9%. Sales in Brazil have stabilized under new management and were equal to prior year. Numbers may not add due to rounding.

Gross Profit. Gross profit increased $0.6 million, or 8.0%, to $8.1 million for the three months ended July 31, 2014, from $7.5 million for the three months ended July 31, 2013. Gross profit as a percentage of net sales increased to 32.8% for the three months ended July 31, 2014, from 30.3% for the three months ended July 31, 2013. Major factors driving the changes in gross margins were:

•	Disposables gross margin decreased by 3.7 percentage points due to the increase in use of contractors in China caused by plant over capacity for peak season.
•	Chemical gross margin decreased by 20.6 percentage points resulting from increase to inventory reserves of $0.1 million.
•	Reflective gross margins increased 9.7 percentage points as the USA facility was closed and production was moved to our Mexico facility.
•	Beijing gross margins increased 8.4 percentage points as efforts continue to reduce cost in our China manufacturing facilities.
•	Canada gross margins decreased by 7.2 percentage points resulting from a change in the sales mix and a weak Canadian currency.
•	Chile gross margin improved by 39 percentage points reflecting very low volume in the same quarter last year.
•	Brazil’s gross margins improved 27.8 percentage points as manufacturing inefficiencies continue to be addressed and volume is normalized.
•	Russia’s gross margin increased 16.4 percentage points as volume increased.

Operating Expenses. Operating expenses increased $0.4 million, or 7.0%, to $6.6 million for the three months ended July 31, 2014 from $6.2 million for the three months ended July 31, 2013. Operating expenses as a percentage of net sales was 26.8% for the three months ended July 31, 2014 up from 25.1% for the three months ended July 31, 2013. Major factors comprising this increase were:

($0.1)	million decrease in administrative payroll resulting from cost cutting in Brazil and China
($0.1)	millions decrease to bad debt expense
$0.1	million increase in administrative salaries resulting from additional personnel in US for marketing and sales support and three new sales hires in Mexico. We set up an entirely new Mexican sales operation consisting of three new hires costing us $44,000 in this quarter along with severance and recruiting fees of $65,000
$0.1	million increase in customs and brokerage fees
$0.1	million increase in maintenance software and supplies resulting from ongoing ERP conversion in the US
$0.1	million increase in amortization expense resulting from higher bank fees from the financing closed in Q2 last year
$0.1	million increase in travel and auto expense
$0.2	million increase in foreign currency fluctuations in Argentina

Operating Profit. Operating profit increased to a profit of $1.5 million for the three months ended July 31, 2014, from $1.3 million for the three months ended July 31, 2013, mainly as a result of cost reductions in the China and USA operations. Operating margins were 6.0% for the three months ended July 31, 2014, compared to 5.3% for the three months ended July 31, 2013.

Interest Expenses. Interest expenses increased $0.2 million to $0.7 million for the three months ended July 31, 2014, from $0.5 million for the three months ended July 31, 2013, due to higher rates prevailing in Brazil, US, and UK and the completion of US financing in June of last year. Also included in interest expense in fiscal 2015 is a non-cash charge of approximately $0.1 million of amortization of original issue discount (“OID”) on the Subordinated Loan.

Income Tax Expense.  Income tax expenses consist of federal, state and foreign income taxes. Income tax expenses were $0.7 million for the three months ended July 31, 2014, as compared to an income tax benefit of $3.6 million for the three months ended July 31, 2013. Income taxes included a non-cash charge of $325,000 for the dividend paid by Weifang to the US in July 2014 and further reflect $200,000 of non-cash charges in fiscal 2015 for additional US taxes on UK and Canada income. The income tax benefit for the fiscal 2013 period resulted from the reversal of a $4.5 million valuation allowance relating to a going concern deferred tax entry recorded in FY13 which was resolved when US financing was secured on June 28, 2013.

Net Loss.  Net loss increased $(4.6) million to ($0.4) million for the three months ended July 31, 2014, from $4.2 million income for the three months ended July 31, 2013, mainly due to the reversal of a $4.5 million valuation allowance relating to a going concern deferred tax entry recorded in FY13 which was resolved when US financing was secured June 28, 2013.

Six Months ended July 31, 2014, As Compared to the Six Months Ended July 31, 2013

Net Sales. Net sales increased $1.7 million, or 3.8%, to $48.1million for the six months ended July 31, 2014, from $46.4 million for the six months ended July 31, 2013. Sales in China and to the Asia Pacific Rim increased by $0.3 million or 4.9% excluding those previous year sales from our Qingdao facility which was sold in June 2013. In the prior year, Qingdao had some external OEM sales at a loss taken to keep the plant busy. China sales increased primarily due to growth in the Asia Pacific and China markets. UK sales increased by $0.6 million, or 9.9%. Russia and Kazakhstan sales combined remained level at $1.1million. Latin America sales increased $0.4 million, or 14%, primarily due to a large sale of fire gear in Ecuador. US domestic sales of disposables increased by $1.0 million, mainly due to peak season sales, chemical sales decreased $0.6 million due to a large government sales included in previous year sales, fire protection sales increased $1.0 million as a result of the introduction of new products into the market place, wovens sales decreased $0.6 million and reflective sales decreased by $0.4 million primarily due to the initial conversion volume for one large utility last year which is now replacement sales, for an overall sales gain in the US of $0.5 million, or 2.0%. Sales in Brazil have stabilized under new management and were equal to prior year. Sales for Lakeland worldwide increased $1.7million, or 3.8%, over the second quarter of last year. Numbers may not add due to rounding.

Gross Profit. Gross profit increased $1.6 million, or 12.0%, to $15.2 million for the six months ended July 31, 2014, from $13.5 million for the six months ended July 31, 2013. Gross profit as a percentage of net sales increased to 31.5% for the six months ended July 31, 2014, from 29.2% for the six months ended July 31, 2013. Major factors driving the changes in gross margins were:

•	Disposables gross margin decreased by 4.8 percentage points due to the increase in use of contractors in China caused by plant over capacity for peak season.
•	Fyrepel gross margin increased by 6.8 percentage points due to higher volume and inventory shortages in the prior year.
•	Gloves gross margin reflects a large sale of the remaining reserved inventory of Nitrosol gloves.
•	Chemical gross margin decreased by 6.0 percentage points resulting from a different sales mix and a $0.1 million charge to inventory reserves.
•	UK gross margin was up 1.8 percentage points reflecting higher volume and improved sales mix.
•	Reflective gross margins were impacted by a $0.2 million one-time charge for plant relocation.
•	Brazil gross margins increased by 22.5 percentage points resulting from resuming normal sales compared with distress pricing in the previous period and major cost cutting.
•	Chile gross margin improved by 21.2 percentage points reflecting a large sale to a fire department in Ecuador.

Operating Expenses. Operating expenses increased $0.6 million, or 5.1%, to $13.1 million for the six months ended July 31, 2014 from $12.5 million for the six months ended July 31, 2013. Operating expenses as a percentage of net sales was 27.3% for the six months ended July 31, 2014 up from 27.0% for the six months ended July 31, 2013. Major factors comprising this increase were:

$(0.4)	million decrease in administrative payroll resulting from cost cutting in Brazil and China
$(0.1)	million decrease in equity compensation as stock plan was expensed at baseline in previous year and zero in the current year
$0.1	million increase broker and customs fees
$0.1	million increase in commission expense resulting from higher volume
$0.1	million increase in travel expenses
$0.1	million increase in officer salaries as officers returned to a normal compensation plan from the previous year where 30% of cash compensation was taken in restricted stock.
$0.1	million increase in computer maintenance, software and supplies resulting from ongoing ERP conversion in the US
$0.1	million increase in bank charges resulting from higher bank fees from the financing closed in Q2 last year
$0.2	million increase in administrative salaries resulting from additional personnel in US for marketing and sales support and three new sales hires in Mexico. We set up an entirely new Mexican sales operation consisting of three new hires costing us $44,000 in this quarter along with severance and recruiting fees of $65,000
$0.3	million increase in foreign currency fluctuations in Argentina

Operating Profit. Operating profit increased to a profit of $2.0 million for the six months ended July 31, 2014, from $1.1 million for the six months ended July 31, 2013, mainly as a result of improvement of the Brazilian operations resulting from new management and overall improvement in worldwide operations. Operating margins were 4.3% for the six months ended July 31, 2014, compared to 2.3% for the six months ended July 31, 2013.

Interest Expenses. Interest expenses increased $0.6 million to $1.3 million for the six months ended July 31, 2014, from $0.7 million for the six months ended July 31, 2013, due to higher rates prevailing in Brazil, US, and the UK, along with the new financing in the US. Also included in interest expense for fiscal 2015 is a non-cash charge of approximately $0.2 million of amortization of original issue discount (“OID”) on the Subordinated Loan.

Income Tax Expense.  Income tax expenses consist of federal, state and foreign income taxes. Income tax expenses were $0.7 million for the six months ended July 31, 2014, as compared to an income tax benefit of $3.4 million for the six months ended July 31, 2013. Income taxes included a non-cash charge of $325,000 for the dividend paid by Weifang to the US in July 2014 and further reflect $200,000 of non-cash charges in fiscal 2015 for additional US taxes on UK and Canada income. The income tax benefit for the fiscal 2013 period resulted from the reversal of a $4.5 million valuation allowance relating to a going concern deferred tax entry recorded in FY13 which was resolved when US financing was secured on June 28, 2013.

Net Loss.  Net loss increased $(2.9) million to $(0.4) million loss for the six months ended July 31, 2014, from $3.3 million income for the six months ended July 31, 2013, mainly due to the reversal of a $4.5 million valuation allowance relating to a going concern deferred tax entry recorded in FY13 which was resolved when US financing was secured June 28, 2013.

Liquidity and Capital Resources

Cash Flows. As of July 31, 2014, we had cash and cash equivalents of approximately $6.2 million and working capital of $38.5 million. Cash and cash equivalents increased $1.6 million and working capital decreased $0.1 million from January 31, 2014. International cash management is affected by local requirements and movements of cash across borders can be slowed down significantly.

Net cash used in operating activities of $(0.3) million for the six-months ended July 31, 2014 was primarily due to an increase to accrued expenses of $1.3 million, inventory increase of $0.8 million, $0.7 million of non-cash interest expense resulting from amortization of warrant OID and PIK interest and $0.7 million depreciation and amortization offset by an increase in accounts receivables of $2.2 million, a reduction in income and VAT prepaid taxes of $0.9 million and reductions of inventory reserves and bad debt provision in a combined total of $0.5 million. Net cash provided by financing activities was $2.1 million in the six-months ended July 31, 2014, due to net borrowings under the credit agreement, China new borrowings and Brazil new borrowings.

We currently have one Senior credit facility: A $15.0 million revolving credit facility which commenced June 28, 2013, of which we had $13.4 million of borrowings outstanding as of July 31, 2014, expiring on June 30, 2016 at a current per annum rate of 6.25%. Maximum availability in excess of amount outstanding at July 31, 2014 was $1.6 million. Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to earnings before interest, taxes, depreciation and amortization and others relating to fixed charge coverage ratio and limits on capital expenditures and investments in foreign subsidiaries. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders, including BDC (our Canadian lender), have a security interest in substantially all of our US and Canadian assets and pledges of 65% of the equity of the Company’s foreign subsidiaries, outside Canada. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business. Our current availability under our Credit Facility, coupled with our anticipated operating cash and cash management strategy, is expected to be sufficient to cover our liquidity needs for the next 12 months.

Subordinated Debt Financing (Junior Lender). As described more fully in Note 6, the June 28, 2013 financing included Subordinated Debt which contained warrants. The Company recorded the debt and warrants using the relative fair value method, in which there was a debt discount recorded at the date the transaction of approximately $2.2 million recorded as a component of additional paid-in capital. The value of the warrants was treated as Original Issue Discount (OID) and will be amortized over the term of the loan. In management’s view, this financing is at favorable terms considering Lakeland’s then deteriorating financial conditions at the time of the closing and the year prior as well as the alternatives available to the Company. Lakeland considered several “Unitranche” transactions with overall cost less favorable than the overall cost of the combined Senior and Junior financing closed June 28, 2013. A prepayment of $500,000 of this debt was made in July 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk -

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2014 based on the material weaknesses described below.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2014. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon an evaluation performed, our management concluded that our internal control over financial reporting was not effective as of July 31, 2014. We have identified the material weaknesses below:

China

In FY13 the Company determined that there were inadequate controls and procedures in place in China. The Company further determined in Q3 of FY14, partially as a result of the change in management with the International Controller departure in Q2, that the Company’s intended remediation was not adequate. Management devoted considerable time in Q3 and Q4 of FY14 to resolving the accounting issues, and management is confident the financial reporting is correct at July 31, 2014. Management intends to further remediate the internal controls in place in China and to make changes as appropriate during FY15, including changes in financial accounting management personnel.

In May and June 2014, the Company hired a new controller for China and also an additional internal auditor. Management feels that once these two new hires get acclimated the remediation of this material weakness will be complete.

Brazil

Management determined in FY14 that we did not have adequate internal controls in place in Brazil which constituted a material weakness. The Company has operated without adequate cash resources in Brazil and our loan agreements in the USA precluded us from sending any more cash to Brazil. As a result, we were not able to invest funds in Brazil to improve internal controls until the operation could be returned to profitability. In FY14 we completely changed the senior management in Brazil and recruited and hired a new CEO specializing in turnaround situations who started in September 2013 and recruited a new CFO who started in February 2014. It was not possible to address the internal controls in Brazil until late in Q4 of FY14 at which time the Company engaged an outside CPA firm in Brazil to review the internal controls and procedures. Their report was rendered March 29, 2014. The conclusion of the report was that the design of the activity/process controls does not meet the minimum requirements needed for information security controls. In addition, the report indicated that the controls resulted in high exposure in the areas of purchase, accounting closing, sales, financial, production, payroll, and logistics. Since the material weakness was identified prior to January 31, 2014, action was taken by management such that it did not result in a misstatement for the fiscal year ended January 31, 2014 or for the quarters ended April 30, 2014 and July 31, 2014. However, the material weakness in internal controls was not fully remediated before FY14 year-end or by July 31, 2014 and could result in misstatements impacting all accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Failure of Entity Level Controls

As a result of the multiple material weaknesses identified above regarding financial reporting in international locations, the Company concluded that it does not have sufficient internal controls in place to monitor the internal controls in remote locations. In addition, the Company had not performed a sufficient level of review of the financial information from the foreign subsidiaries to ensure that all general ledger accounts are reconciled and that estimates are properly stated.  Since the material weakness was identified prior to January 31, 2014 and all accounts were properly reconciled and reviewed, it did not result in a misstatement for the fiscal year-end January 31, 2014. While the Company believes it has taken the appropriate steps to initiate the remediation of the weaknesses, several of these steps will take time to complete and thus it was unable to complete by July 31, 2014 the remediation of the material weakness from FY13 and others identified in FY14.

Since the Company qualifies as a smaller reporting company, an attestation report of management’s assessment of internal control by our independent auditors is not required.

Changes in Internal Control over Financial Reporting

Though Lakeland has made progress in the remediation of the material weaknesses disclosed above, there have been no changes in Lakeland Industries, Inc.'s internal control over financial reporting that occurred during Lakeland's second quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting:

All internal control testing that cannot be conducted by existing personnel will be outsourced. The internal control program will be monitored/tested in a manner consistent with full Sarbanes-Oxley compliance.

PART II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are not applicable

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

Date: September 10, 2014

/s/ Christopher J. Ryan
Christopher J. Ryan,

Chief Executive Officer, President and Secretary

(Principal Executive Officer and Authorized Signatory)

Date: September 10, 2014

/s/Gary Pokrassa
Gary Pokrassa,

Chief Financial Officer

(Principal Accounting Officer and Authorized Signatory)

