Form 10-Q
period 2014-10-31
LAKELAND INDUSTRIES INC
filed 2014-12-10
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 0-15535

LAKELAND INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3115216 .
(State of incorporation)	(IRS Employer Identification Number)

701 Koehler Avenue, Suite 7, Ronkonkoma, New York	11779 .
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer

Nonaccelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 10, 2014
Common Stock, $0.01 par value per share	7,047,059 shares

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

The forward-looking statements in this Form 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	our ability to make payments on our significant indebtedness and comply with the restrictive covenants thereon;
•	covenants in our credit facilities may restrict our financial and operating flexibility;
•	our ability to remediate the material weaknesses in our internal controls identified by the evaluations performed by us as of October 31, 2014 and throughout fiscal 2014 and 2015;
•	our ability to make timely payment on the arbitration award balance of $4.25 million which is payable in the amount of $250,000 quarterly through December 31, 2018;
•	the risk that we will not make sufficient additional sales to justify our expansion of activities from the net proceeds of the October 2014 private placement;
•	our ability to obtain additional funds, if necessary;
•	we suffered losses from operations in fiscal 2013 and fiscal 2014 and there can be no assurance that such losses will not continue;
•	we are incurring adverse operating results from our Brazilian operations and we expect such losses in Brazil to continue at least through fiscal 2015;
•	we are subject to risk as a result of our international manufacturing operations;
•	we are subject to claims for a significant amount of VAT taxes in Brazil;
•	our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates;
•	we deal in countries where corruption is an obstacle, particularly in Brazil;
•	rapid technological change could negatively affect sales of our products, inventory levels and our performance;
•	we must estimate customer demand because we do not have long-term commitments from many of our customers, and errors in our estimates could negatively impact our inventory levels and net sales;
•	our operations are substantially dependent upon key personnel;
•	we rely on a limited number of suppliers and manufacturers for specific fabrics, and we may not be able to obtain substitute suppliers and manufacturers on terms that are as favorable, or at all, if our supplies are interrupted;
•	our inability to protect our intellectual property;
•	we face competition from other companies, a number of which have substantially greater resources than we do;
•	some of our sales are to foreign buyers, which exposes us to additional risks;

•	a significant reduction in government funding for preparations for terrorist incidents could adversely affect our net sales;
•	we may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims;
•	our directors and executive officers have the ability to exert significant influence on us and on matters subject to a vote of our stockholders;
•	our failure to realize anticipated benefits from acquisitions, divestitures or restructurings, or the possibility that such acquisitions, divestitures or restructurings could adversely affect us;
•	The other factors referenced in this Form 10-Q, including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2014 Form 10-K.

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

Three and Nine Months Ended October 31, 2014 and 2013

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Net sales	$25,092,772	$22,787,344	$73,210,278	$69,163,340
Cost of goods sold	16,484,612	17,744,932	49,440,097	50,579,123
Gross profit	8,608,160	5,042,412	23,770,181	18,584,217
Operating expenses	7,910,609	6,072,620	21,022,895	18,554,319
Operating profit (loss)	697,551	(1,030,208)	2,747,286	29,898
Foreign exchange gain (loss) Brazil	(65,137)	115,764	(51,882)	(271,647)
Early extinguishment of subordinated debt	(2,295,432)	-----	(2,295,432)	-----
Other income (loss), net	143,997	57,259	(282,249)	20,668
Interest expense	(699,471)	(649,436)	(2,022,324)	(1,390,623)
Loss before taxes	(2,218,492)	(1,506,621)	(1,904,601)	(1,611,704)
Income tax expense (benefit)	281,738	328,859	981,294	(3,103,143)
Net income (loss)	$(2,500,230)	$(1,835,480)	$(2,885,895)	$1,491,439
Net income (loss) per common share:
Basic	$(0.42)	$(0.31)	$(0.49)	$0.27
Diluted	$(0.42)	$(0.31)	$(0.49)	$0.26
Weighted average common and common equivalent shares outstanding:
Basic	5,951,613	5,919,253	5,933,229	5,607,654
Diluted	5,951,613	5,919,253	5,933,229	5,715,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

Three and Nine Months Ended October 31, 2014 and 2013

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Net income (loss)	$(2,500,230)	$(1,835,480)	$(2,885,895)	$1,491,439
Other comprehensive income (loss):
Cash flow hedge in China	107,549	(25,286)	119,557	(59,078)
Foreign currency translation adjustments:
Lakeland Brazil, S.A.	(420,584)	241,417	98,979	(560,243)
Canada	13,286	(68,356)	(5,353)	(98,345)
United Kingdom	(280,685)	28,665	(330,201)	(153,978)
China	13,053	(178,526)	(42,353)	(133,066)
Russia/Kazakhstan	(140,398)	(10,832)	(224,971)	(74,216)
Other comprehensive loss	(707,779)	(12,918)	(384,342)	(1,078,926)
Comprehensive income (loss)	$(3,208,009)	$(1,848,398)	$(3,270,237)	$412,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

October 31, 2014 and January 31, 2014

	October 31,	January 31,
	2014	2014
ASSETS
Current assets
Cash and cash equivalents	$7,046,912	$4,555,097
Accounts receivable, net of allowance for doubtful accounts of approximately $482,400 and $588,800 at October 31, 2014 and January 31, 2014, respectively	15,098,336	13,795,301
Inventories, net of reserves of approximately $2,992,000 and $3,572,000 at October 31, 2014 and January 31, 2014, respectively	38,921,463	39,844,309
Deferred income taxes	4,807,895	4,707,278
Prepaid income tax	1,455,435	470,843
Other current assets	2,544,245	2,108,177
Total current assets	69,874,286	65,481,005
Property and equipment, net	11,768,421	12,069,107
Prepaid VAT and other taxes, noncurrent	2,458,921	2,379,395
Security deposits, mainly judicial deposits in Brazil	1,295,883	1,415,372
Intangibles, prepaid bank fees and other assets, net	493,566	1,533,349
Goodwill	871,297	871,297
Total assets	$86,762,374	$83,749,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,484,343	$8,181,026
Accrued compensation and benefits, mainly accrued payroll	2,411,537	1,189,324
Other accrued expenses	2,574,135	1,554,231
Current maturity of long-term debt	50,000	50,000
Current maturity of arbitration settlement	1,000,000	1,000,000
Short-term borrowing	3,686,387	2,558,545
Borrowings under revolving credit facility	5,133,739	12,415,424
Total current liabilities	24,340,141	26,948,550
Accrued arbitration award in Brazil (net of current maturities)	3,103,784	3,758,691
Long-term portion of Canada and Brazil loans	924,001	1,110,634
Subordinated debt, net of original issue discount (“OID”), including PIK interest	-----	1,525,392
Other liabilities - accrued legal fees in Brazil	77,285	71,223
VAT taxes payable long term	3,361,774	3,329,275
Total liabilities	31,806,985	36,743,765
Stockholders’ equity
Preferred stock, $.01 par; authorized 1,500,000 shares (none issued)	-----	------
Common stock, $.01 par; authorized 10,000,000 shares, issued 7,399,234 and 5,713,180; outstanding 7,042,793 and 5,356,739 at October 31, 2014 and January 31, 2014, respectively	73,992	57,132
Treasury stock, at cost; 356,441 shares at October 31, 2014 and January 31, 2014	(3,352,291)	(3,352,291)
Additional paid-in capital	64,568,292	53,365,286
Accumulated deficit	(3,477,840)	(591,945)
Accumulated other comprehensive loss	(2,856,764)	(2,472,422)
Total stockholders' equity	54,955,389	47,005,760
Total liabilities and stockholders' equity	$86,762,374	$83,749,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

Nine Months Ended October 31, 2014

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehen-sive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance, January 31, 2014	5,713,180	$57,132	(356,441)	$(3,352,291)	$53,365,286	$(591,945)	$(2,472,422)	$47,005,760

Net loss	—	—	—	—	—	(2,885,895)	—	(2,885,895)

Other comprehensive loss	—	—	—	—	—	—	(384,342)	(384,342)
Stock-based compensation:
Restricted stock issued at par	10,039	100	—	—	(100)	—	—	—

Restricted stock plan	——	——	——	——	1,073,187	——	——	1,073,187
Warrant shares exercised at $0.01 per share	566,015	5,660	——	——	——	——	——	5,660
Sale of common shares in a Private Institutional Placement of Equity (PIPE), net of fees	1,110,000	11,100	——	——	10,179,729	——	——	10,190,829
Return of shares in lieu of payroll tax withholding	——	——	——	——	(37,260)	——	——	(37,260)
Legal fees associated with Warrant	——	——	——	——	(12,550)	——	——	(12,550)

Balance October 31, 2014	7,399,234	$73,992	(356,441)	$(3,352,291)	$64,568,292	$(3,477,840)	$(2,856,764)	$54,955,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended October 31, 2014 and 2013

	For the Nine Months Ended October 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(2,885,895)	$1,491,439
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for inventory obsolescence	(579,653)	617,890
Provision for doubtful accounts	(106,433)	(97,327)
Deferred income taxes asset	(100,617)	(4,635,499)
Deferred taxes long-term	32,499	1,534
Interest expense resulting from amortization of warrant OID and PIK interest on subordinated debt	926,724	149,024
Early extinguishment of subordinated debt	2,295,432	-----
Depreciation and amortization	1,008,298	1,226,422
Loss on disposal of fixed assets	80,222	-----
Stock based and restricted stock compensation	1,073,187	179,002
(Increase) decrease in operating assets
Accounts receivable	(1,470,122)	(1,278,455)
Inventories	1,113,398	(2,553,057)
Prepaid VAT and other taxes, noncurrent	(984,592)	936,421
Other assets-mainly prepaid fees from financing transaction	(448,788)	(2,507,068)
Cash received from sale of discontinued operations	-----	428,827
Assets of discontinued operations	-----	364,435
Increase (decrease) in operating liabilities
Accounts payable	1,439,736	2,797,213
Arbitration award in Brazil	(750,000)	(702,000)
Accrued compensation and benefits	1,222,213	568,456
Other accrued expenses	1,225,681	-----
Accrued interest resulting from Arbitration Award	95,093	-----
Liabilities of discontinued operations	-----	(25,041)
Net cash provided by (used in) operating activities	3,186,383	(3,037,784)
Cash flows from investing activities:
Proceeds from sales of Qingdao net of cost of shutdown	-----	903,662
Purchases of property and equipment	(404,719)	(682,227)
Net cash (used in) provided by investing activities	(404,719)	221,435
Cash flows from financing activities:
Net borrowings (repayments) credit agreement (revolver)	(7,281,685)	11,790,905
TD Bank and BDC repayments at closing of new financing	-----	(15,108,882)
Canada loan repayments	(19,256)	(1,398,566)
Canada borrowings	-----	1,121,317
Subordinated debt financing including warrant valuation	-----	3,500,000
Subordinated debt principal payments	(500,000)	-----
Proceeds received through PIPE, net of fees	10,178,229	-----
Repayment of subordinated debt, PIK interest and fees	(3,594,371)	-----
Legal fees associated with the warrant OID	(12,550)	(9,000)
Borrowings in Brazil	-----	159,462
Repayments in Brazil	(5,664)	(606,432)
(Repayments) borrowing in UK, net (revolver)	(272,245)	915,750
Borrowings in China, new loans	2,112,962	804,922
Repayments in China	(811,669)	-----
Other liabilities	6,060	(8,454)
Shares returned in lieu of taxes under restricted stock program	(37,260)	(31,683)
Net cash (used in) provided by financing activities	(237,449)	1,129,339
Effect of exchange rate changes on cash	(52,400)	(30,735)
Net increase (decrease) in cash and cash equivalents	2,491,815	(1,717,745)
Cash and cash equivalents at beginning of year	4,555,097	6,736,962
Cash and cash equivalents at end of period	$7,046,912	$5,019,217
Cash paid for interest	$1,764,000	$1,065,000
Cash paid for taxes	$1,098,000	$841,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business

Lakeland Industries, Inc. and Subsidiaries (the "Company"), a Delaware corporation organized in April 1982, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing and homeland security markets. The principal market for our products is the United States. No customer accounted for more than 10% of net sales during the nine-month periods ended October 31, 2014 and 2013.

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

The results of operations for the three and nine-month periods ended October 31, 2014 are not necessarily indicative of the results to be expected for the full year.

In this Form 10-Q, (a) “FY” means fiscal year; thus, for example, FY15 refers to the fiscal year ending January 31, 2015 and (b) “Q” refers to quarter; thus, for example, Q3 FY15 refers to the third quarter of the fiscal year ending January 31, 2015 (c) “Balance Sheet” refers to the condensed consolidated balance sheet.

3.	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4.	Inventories

Inventories consist of the following:

	October 31, 2014	January 31, 2014

Raw materials	$15,661,684	$16,348,861
Work-in-process	1,878,206	1,292,740
Finished goods	21,381,573	22,202,708
	$38,921,463	$39,844,309

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or market.

5.	Earnings Per Share

Basic earnings per share is calculated by dividing net loss income available to common stockholders by the weighted average number of common shares outstanding without consideration of common stock equivalents, but including contingently issuable shares. Diluted earnings per share are based on the weighted average number of common and common stock equivalents, that are not deemed anti-dilutive. The diluted earnings per share calculation takes into account the shares that may be issued upon exercise of stock options, or warrants reduced by the shares that may be repurchased with the funds received from their exercise, based on the average price during the period.

The following table sets forth the computation of basic and diluted earnings (loss) per share at October 31, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$(2,500,230)	$(1,835,480)	$(2,885,895)	$1,491,439
Denominator
Denominator for basic income (loss) per share
Weighted-average shares outstanding before common share equivalents	5,592,559	5,353,238	5,436,959	5,345,610
Weighted average common equivalent shares resulting from the warrant issued June 28, 2013 to the subordinated debt lender LKL Investments LLC	359,054	566,015	496,270	262,044
Total weighted average, including common equivalent shares	5,951,613	5,919,253	5,933,229	5,607,654
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	——	——	——	107,497
Denominator for diluted loss per share (adjusted weighted average shares)	5,951,613	5,919,253	5,933,229	5,715,151
Basic income (loss) per share	$(0.42)	$(0.31)	$(0.49)	$0.27
Diluted income (loss) per share	$(0.42)	$(0.31)	$(0.49)	$0.26

6.	Long-Term Debt and Subsequent Event

On June 28, 2013, Lakeland Industries, Inc. and its wholly-owned subsidiary, Lakeland Protective Wear Inc. (collectively with the Company, the “Borrowers”), entered into a Loan and Security Agreement (the “Senior Loan Agreement”) with AloStar Business Credit, a division of AloStar Bank of Commerce (the “Senior Lender”). The Senior Loan Agreement provides the Borrowers with a three-year $15 million revolving line of credit, at a variable interest rate based on LIBOR, with a first priority lien on substantially all of the United States and Canadian assets of the Company, except for the Canadian warehouse and the Mexican facility (“Senior Debt”).

On June 28, 2013, the Borrowers also entered into a Loan and Security Agreement (the “Subordinated Loan Agreement”) with LKL Investments, LLC, an affiliate of Arenal Capital, a private equity fund (the “Junior Lender”). The Subordinated Loan Agreement provided for a $3.5 million term loan to be made to the Borrowers with a second priority lien on substantially all of the assets of the Company in the United States and Canada, except for the Canadian warehouse and except for a first lien on the Company’s Mexican facility. Pursuant to the Subordinated Loan Agreement, among other things, Borrowers issued to the Junior Lender a five-year term loan promissory note (the “Note”). At the election of the Junior Lender, interest under the Note may have been paid in cash, by PIK in additional notes or payable in shares of common stock (“Common Stock”), of the Company. The Junior Lender also, in connection with this transaction, received a common stock purchase warrant (the “Warrant”) to purchase up to 566,015 shares of Common Stock (subject to adjustment) and fully exercised at October 31, 2014, representing beneficial ownership of approximately 9.58% of the outstanding Common Stock of the Company, as of the closing of the transactions completed by the Subordinated Loan Agreement. The Company’s receipt of gross proceeds of $3.5 million (before original issue discount of $2.2 million related to the associated warrant) in subordinated debt financing was a condition precedent set by the Senior Lender, of which this transaction satisfied.

The proceeds from such financings have been used to fully repay the Company’s former financing facility with TD Bank, N.A. in the amount of approximately US $13.7 million. Also repaid upon closing of the financings was the warehouse loan in Canada with a balance of CDN $1,362,000 Canadian dollars (approximately US $1,320,000), payable to Business Development Bank of Canada (“BDC”).

The Company recorded the debt and warrants using the relative fair value method, in which there was a debt discount recorded at the date the transaction of approximately $2.2 million recorded as a component of additional paid-in capital. This was treated as Original Issue Discount (OID) and was being amortized as additional interest over the five-year term of the related subordinated debt. Including the 12% coupon and the amortization of the OID gave an effective per annum rate on just the debt of approximately 47%, assuming the warrant was broken out separately. However, management viewed this to be one blended loan or transaction along with the Senior Debt of up to $15 million at 6.25%, since the subordinated debt was a required condition of closing made by the Senior Lender.

In July 2014, the Company prepaid $500,000 on the subordinated loan. The subordinated lenders waived any prepayment penalty. The remainder of the subordinated loan was repaid in full on October 29, 2014 from the proceeds of the equity financing that closed on that date, again without prepayment penalty. As a result, the remaining OID of approximately $1.6 million and unamortized fees of approximately $0.6 million were completely written off and will no longer be charged to expense in future quarters. See Note 7.

The following is a summary of the material terms of the $15 million Senior Credit Facility:

•	Borrowers are both Lakeland Industries, Inc. and its Canadian operating subsidiary Lakeland Protective Wear Inc.
•	Borrowing pursuant to a revolving credit facility subject to a borrowing base calculated as the sum of:
o	85% of eligible accounts receivable as defined
o	The lesser of 60% of eligible inventory as defined or 85% of net orderly liquidation value of inventory
o	In transit inventory in bound to the US up to a cap of $1,000,000
o	Receivables and inventory held by the Canadian operating subsidiary to be included, up to a cap of $2 million of availability
•	On October 31, 2014, there was $9.9 million available under the senior credit facility
•	Collateral
o	A perfected first security lien on all of the Borrowers United States and Canadian assets, other than its Mexican plant and the Canadian warehouse
o	Pledge of 65% of Lakeland US stock in all foreign subsidiaries other than 100% pledge of stock of its Canadian subsidiaries
•	Collection
o	All customers of Borrowers must remit to a lockbox controlled by Senior Lender or into a blocked account with all collection proceeds applied against the outstanding loan balance
•	Maturity
o	An initial term of three years from June 28, 2013 (the “Closing Date”)
o	Prepayment penalties of 3%, if prepaid prior to the first anniversary of Closing Date; 2% if prior to the second anniversary and 1% if prior to the third anniversary of the Closing Date
•	Interest Rate
o	Annual rate equal to LIBOR rate plus 525 basis points
o	Initial rate and rate at October 31, 2014 of 6.25%
o	Floor rate of 6.25%
•	Fees: Borrowers shall pay to the Lender the following fees:
o	Origination fee of $225,000, paid on the Closing Date and being amortized over the term of loan and is included in “intangibles, prepaid bank fees and other assets, net” in the accompanying condensed consolidated balance sheet
o	0.50% per annum on unused portion of commitment
o	A non-refundable collateral monitoring fee in the amount of $3,000 per month
o	All legal and other out of pocket costs

•	Financial Covenants
o	Borrowers covenanted that, from the Closing Date until the commitment termination date and full payment of the obligations to Senior Lender, Lakeland Industries, Inc. (the parent company), together with its subsidiaries on a consolidated basis, excluding its Brazilian subsidiary, shall comply with the following additional covenants:

•	Fixed Charge Coverage Ratio. At the end of each fiscal quarter of the Borrowers, commencing with the fiscal quarter ending October 31, 2013, the Borrowers shall maintain a Fixed Charge Coverage Ratio of not less than 1.1 to 1.0 for the four quarter period then ending.
•	Minimum Quarterly Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Borrowers shall achieve, on a rolling basis excluding the operations of the Borrower’s Brazilian subsidiary, EBITDA of not less than the following as of the end of each quarter as follows:
o	July 31, 2013 for the two quarters then ended, $2.1 million;
o	October 31, 2013 for the three quarters then ended, $3.15 million,
o	January 31, 2014 for the four quarters then ended, and thereafter, $4.1 million
•	Capital Expenditures. Borrowers shall not during any fiscal year make capital expenditures in an amount exceeding $1 million in the aggregate
•	The Company is in compliance with all loan covenants of the Senior Debt at October 31, 2014.
•	Other Covenants
o	Standard Financial reporting requirements as defined
o	Limitation on amounts that can be advanced to or on behalf of Brazilian operations, limited to one aggregate total of $200,000 for the term of the loan
o	Limitation on total net cash investment in foreign subsidiaries of a maximum of $1.0 million per annum

The amount outstanding as of October 31, 2014 under the Senior Lender Facility was $5.1 million.

Borrowings in UK and Subsequent Event

On December 19, 2013 the Company and its UK subsidiary entered into a one-year extension of its existing financing facility with HSBC Invoice Finance (UK) Ltd., (“HSBC”) pursuant to the same terms as disclosed in the Company's Form 8-K filed with the SEC on February 25, 2013, except for: the facility limit was increased from £1,000,000 (approximately US $1.6 million) to £1,250,000 (approximately USD $2.0 million at current exchange rates), and the prepayment percentage (advance rate) was increased from 80% to 85% of eligible receivables; more fully described in the Company’s Form 8-K which was filed on December 23, 2013. The balance outstanding under this facility at October 31, 2014 was the equivalent of USD $0.5 million and is included in short-term borrowings on the balance sheet. The per annum interest rate repayment rate was 3.44% and the term was for a minimum period of one year renewable on December 19, 2014.

On December 3, 2014, the Company and its UK subsidiary further amended the terms of its existing financing facility with HSBC to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 3, 2015, (ii) an increase in the facility limit from £1,250,000 (approximately USD $2.0 million) to £1,500,000 (approximately USD $2,350,000), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement, dated December 5, 2014, the Company agreed that £400,000 (approximately USD $623,000) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility.

Canada Loan

In September 2013 the Company refinanced its loan with the Development Bank of Canada (BDC) for a principal amount of approximately US $1.1 million. Such loan is for a term of 240 months at a per annum interest rate of 6.45% with fixed monthly payments of US $7,620 (C$8,529) including principal and interest. It is collateralized by a mortgage on the Company's warehouse in Brantford, Ontario. The amount outstanding at October 31, 2014 is US $0.96 million which is included in long-term portion of Canada and Brazil loan on the balance sheet, net of current maturities of $50,000.

China Loan

On March 27, 2014, the Company’s China subsidiary, Weifang Lakeland Safety Products Co., Ltd (“WF”), and Weifang Rural Credit Cooperative Bank (“WRCCB”) completed an agreement to obtain a line of credit for financing in the amount RMB 8,000,000 (approximately US $1.3 million),  with interest at 120% of the benchmark rate supplied by WRCCB (which is currently 5.6%). The effective per annum interest rate is currently 6.72%. The loan is collateralized by inventory owned by WF. WRCCB had hired a professional firm to supervise WF’s inventory flow, which WF paid RMB 40,000 (approximately US $6,501). The balance under this loan outstanding at October 31, 2014 was RMB 8,000,000 (approximately US $1.3 million) and is included in short-term borrowings on the consolidated balance sheet. There are no covenant requirements in this loan. The loans are comprised of several loans with due dates ranging from June 18, 2014 to January 11, 2016.

On October 11, 2014, the Company’s China subsidiary, Weifang Lakeland Safety Products Co., Ltd (“WF”), and Bank of China Anqiu Branch completed an agreement to obtain a line of credit for financing in the amount RMB 5,000,000 (approximately US $0.8 million),  with interest at 123% of the benchmark rate supplied by Bank of China Anqiu Branch (which is currently 6.0%). The effective per annum interest rate is currently 7.38%. The loan is collateralized by inventory owned by WF. The balance under this loan outstanding at October 31, 2014 was RMB 5,000,000 (approximately US $0.8 million) and is included in short-term borrowings on the consolidated balance sheet. The line of credit is due within a one year period.

Brazil Loans

Brazil has long-term borrowing of R$ 39,506 (US $16,163) that are included in long-term portion of Canada and Brazil loans on the balance sheet, short-term borrowing of R$ 2.7 million (US $1.1 million) that are included in short-term borrowings on the balance sheet, and accrued interest of R$ 195,000 (US $79,781). Brazil loans are collateralized by receivables, officer guarantee, and customer contracts. Monthly interest rates range from 1.40% to 2.50%.

7.	Equity Financing

On October 29, 2014, the Company completed a private placement, pursuant to a Securities Purchase Agreement dated as of October 24, 2014, for the issuance and sale of 1,110,000 shares of its common stock, at a purchase price of $10.00 per share, to a number of institutional and other accredited investors, for gross proceeds of $11,100,000. Proceeds from the private placement, following the payment of offering-related expenses, were used by the Company to fully repay its 12% subordinated term loan (the “Subordinated Debt”) with the Junior Lender in the approximate amount of $3.6 million. The early extinguishment of the Subordinated Debt, however, has resulted in a one-time pretax NON-CASH charge of approximately $1.6 million for the remaining unamortized OID on the Subordinated Debt and a pretax NON-CASH charge of approximately $0.6 million for the remaining unamortized fees paid at the closing of the June 2013 Subordinated Debt financing. The balance of the proceeds will continue to be used for working capital and general corporate purposes, including supporting the increased demand for the Company’s safety products due to the EBOLA crisis. Pending such usage, the Company has and intends to continue to temporarily pay down a portion of its Senior Debt with AloStar Bank of Commerce.

In connection with the private placement, the Company entered into a Registration Rights Agreement with the investors on October 24, 2014 pursuant to which it is required to file a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock sold to the investors within 30 calendar days of the date of such agreement. Such registration statement was filed on November 21, 2014.

At the closing of the private placement, the Company paid Craig-Hallum Capital Partners LLC, the exclusive placement agent for the private placement, a cash fee of $777,000 (equal to 7% of the gross proceeds of the offering), and issued a five-year warrant that is immediately exercisable to purchase up to 55,500 shares of the Company’s common stock at an exercise price of $11.00 per share. At the closing there was approximately $132,000 in professional fees incurred. Based on the October 31, 2014 market value of $14.10 the intrinsic value was $3.10 per share.

8.	Major Supplier

No supplier accounted for more than 10% of cost of sales during the nine-month period ended October 31, 2014.

9.	Employee Stock Compensation

The Company has three share-based payment plans: The Nonemployee Directors Option Plan (the “Directors Plan”) (expired in 2012) and two Restricted Stock Plans (the “2009 Equity Plan” and the “2012 Equity Plan”). Both the 2009 Equity Plan and the 2012 Equity Plan have identical structures.

The below table summarizes the main provisions of each of these plans:

Nonemployee Directors Option Plan	The plan provides for an automatic one-time grant of options to purchase 5,000 shares of common stock to each nonemployee director newly elected or appointed. Options are granted at not less than fair market value, become exercisable commencing six months from the date of grant and expire six years from the date of grant. In addition, all nonemployee directors re-elected to the Company’s Board of Directors at any annual meeting of the stockholders will automatically be granted additional options to purchase 1,000 shares of common stock on that date. Such plan expired at December 31, 2012, as to any new awards. Existing options will expire based on individual award dates.
Restricted Stock Plan – employees	Long-term incentive compensation three-year plan. Employees are granted potential share awards at the beginning of the three-year cycle at baseline and maximum amounts. The level of award and final vesting is based on the Board of Director’s opinion as to the performance of the Company and management in the entire three-year cycle. All vesting is three-year “cliff” vesting - there is no partial vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period, which approximates the performance period.
Restricted Stock Plan – directors	Long-term incentive compensation three-year plan. Directors are granted potential share awards at the beginning of the three-year cycle at baseline and maximum amounts. The level of award and final vesting is based on the Board of Director’s opinion as to the performance of the Company and management in the entire three-year cycle. All vesting is three-year “cliff” vesting - there is no partial vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period, which approximates the performance period.
Matching award program	All participating employees are eligible to receive one share of restricted stock awarded for each two shares of Lakeland stock purchased on the open market. Such restricted shares are subject to three-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period, which approximates the performance period.
Director fee in stock program	All directors are eligible to elect to receive any director fees in shares of restricted stock. Such restricted shares are subject to two-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the two-year period. Since the director is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the grant date stock price, which approximates the performance period.

The following table represents our stock options granted, exercised and forfeited during the nine-months ended October 31, 2014.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2014	24,000	$7.47	2.95 years	——
Granted during the nine-months ended October 31, 2014	——	——	——	——
Forfeited during the nine-months ended October 31, 2014	2,000	$13.10	——	——
Outstanding at October 31, 2014	22,000	$6.96	2.43 years	$53,960
Exercisable at October 31, 2014	22,000	$6.96	2.43 years	$53,960
Reserved for future issuance:	——
Directors’ Plan (expired on December 31, 2012)

There were no exercises during the nine-months ended October 31, 2014.

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

Under the 2009 Equity Incentive Plan, the Company has issued 182,859 fully vested shares and there are zero shares remaining unvested as of October 31, 2014. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

Under the 2012 Equity Plan, the Company has issued 8,622 fully vested shares as of October 31, 2014. The Company has granted 265,394 restricted stock awards as of October 31, 2014, at maximum performance level. All of these restricted stock awards are nonvested at October 31, 2014 (209,394 shares at “baseline”), and have a weighted average grant date fair value of $6.02. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of October 31, 2014, unrecognized stock-based compensation expense related to restricted stock awards totaled $0 pursuant to the 2009 Equity Incentive Plan and $295,682 pursuant to the 2012 Equity Incentive Plan, before income taxes, based on the maximum performance award level, net of what has been charged to expense, which was set to maximum on a cumulative basis through October 31, 2014. The cost of these nonvested awards is expected to be recognized over a weighted-average period of three years. The Board has estimated the ultimate performance level at the expiration of the plan to be at maximum, and accordingly, the Company has taken a non-cash charge of $1.0 million reflecting the cumulative amortization of the value of the awarded shares based on grant date market value. This amount reflects the amortization of the total original value at grant date of the restricted shares in question for the period June 20, 2012 through October 31, 2014. Such amount will result in an after-tax charge on earnings per shares ($0.11) for both the three months and nine months ending October 31, 2014. The performance-based awards are not considered stock equivalents for earnings per share (“EPS”) calculation purposes.

Stock-Based Compensation

The Company recognized total stock-based compensation costs of $1,073,187 and $179,002 for the nine-months ended October 31, 2014 and 2013, respectively, of which $20,707 and $13,881 result from the 2009 Equity Plan and $1,052,480 and $165,121 result from the 2012 Equity Plan for the periods ended October 31, 2014 and 2013, respectively, and $0 and $0, respectively, from the Director Option Plan. These amounts are reflected in selling, general and administrative expenses. The total income tax benefit recognized for stock-based compensation arrangements was $386,347 and $64,441 for the years ended October 31, 2014 and 2013, respectively.

Shares under 2009 Equity Plan	Outstanding unvested grants at maximum at beginning of FY15	Granted during FY15 through October 31, 2014	Vested during FY15 through October 31, 2014	Forfeited during FY15 through October 31, 2014	Outstanding unvested grants at maximum at October 31, 2014
Restricted stock grants -employees	——	——	——	——	——
Restricted stock grants - directors	——	——	——	——	——
Matching award program	3,000	——	3,000	——	——
Bonus in stock - employees	——	——	——	——	——
Retainer in stock - directors	1,116	——	1,116	——	——
Total restricted stock plan	4,116	——	4,116	——	——

Weighted average grant date fair value	$8.66	——	$8.66	——	——

Shares under 2012 Equity Plan	Outstanding unvested grants at maximum at beginning of FY15	Granted during FY15 through October 31, 2014	Vested during FY15 through October 31, 2014	Forfeited during FY15 through October 31, 2014	Outstanding unvested grants at maximum at October 31, 2014
Restricted stock grants – employees	150,500	-----	-----	3,000	147,500
Restricted stock grants – directors	49,500	-----	-----	-----	49,500
Matching award program	3,000	-----	-----	-----	3,000
Bonus in stock - employees	55,189	-----	4,331	-----	50,858
Retainer in stock - directors	14,101	4,726	4,291	-----	14,536
Total restricted stock plan	272,290	4,726	8,622	3,000	265,394

Weighted average grant date fair value	$6.00	$8.16	$6.25	$6.44	$6.02

10.	Segment Data

Domestic and international sales are as follows in millions of dollars:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2014		2013		2014		2013
	Unaudited				Unaudited
Domestic	$13.00	51.8%	$11.47	50.3%	$37.16	50.8%	$35.65	51.6%
International	12.09	48.2%	11.32	49.7%	36.05	49.2%	33.51	48.4%
Total	$25.09	100.0%	$22.79	100.0%	$73.21	100.0%	$69.16	100.0%

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

	Three Months Ended October 31, (in millions of dollars) Unaudited		Nine Months Ended October 31, (in millions of dollars) Unaudited
	2014	2013	2014	2013
Net Sales:
USA	$14.76	$12.40	$40.47	$37.60
Other foreign	4.55	2.44	11.43	8.67
Europe (UK)	3.27	2.92	9.79	8.85
Mexico	0.85	0.90	2.62	2.35
China	9.96	11.17	33.28	32.53
Brazil	1.55	1.91	5.10	5.40
Corporate	0.35	0.37	1.52	1.46
Less intersegment sales	(10.20)	(9.32)	(31.00)	(27.70)
Consolidated sales	$25.09	$22.79	$73.21	$69.16
External Sales:
USA	$13.00	$11.47	$37.16	$35.65
Other foreign	3.79	2.22	10.17	7.17
Europe (UK)	3.27	2.92	9.79	8.85
Mexico	0.38	0.38	1.08	0.88
China	3.10	3.90	9.91	11.29
Brazil	1.55	1.90	5.10	5.32
Consolidated external sales	$25.09	$22.79	$73.21	$69.16
Intersegment Sales:
USA	$1.76	$0.93	$3.31	$1.95
Other foreign	0.76	0.22	1.26	1.50
Mexico	0.47	0.52	1.54	1.47
China	6.86	7.27	23.37	21.24
Brazil	——	0.01	——	0.08
Corporate	0.35	0.37	1.52	1.46
Consolidated intersegment sales	$10.20	$9.32	$31.00	$27.70

	Three Months Ended October 31, (in millions of dollars) Unaudited		Nine Months Ended October 31, (in millions of dollars) Unaudited
	2014	2013	2014	2013
Operating Profit (Loss):
USA	$2.65	$1.07	$5.11	$4.20
Other foreign	0.16	(0.03)	0.40	——
Europe (UK)	0.27	0.09	0.80	0.56
Mexico	(0.05)	0.05	(0.26)	(0.03)
China	0.54	1.05	2.80	2.65
Brazil	(0.59)	(1.93)	(1.19)	(3.74)
Corporate	(2.35)	(1.25)	(5.06)	(3.61)
Less intersegment profit	0.07	(0.08)	0.15	——
Consolidated operating profit (loss)	$0.70	$(1.03)	$2.75	$0.03
Depreciation and Amortization Expense:
USA	$0.04	$0.05	$0.13	$0.16
Other foreign	0.02	0.04	0.06	0.12
Europe (UK)	0.01	——	0.02	0.02
Mexico	0.01	0.01	0.04	0.04
China	0.05	0.08	0.16	0.20
Brazil	0.04	0.09	0.18	0.28
Corporate	0.15	0.19	0.44	0.42
Less intersegment	(0.01)	(0.01)	(0.02)	(0.01)
Consolidated depreciation & amortization expense	$0.31	$0.45	$1.01	$1.23
Interest Expense:
USA (shown in Corporate)	$——	$——	$——	$——
Other foreign	0.03	0.02	0.05	0.08
Europe (UK)	0.01	0.02	0.03	0.04
Mexico	——	0.03	——	0.07
China	0.03	——	0.03	——
Brazil	0.19	0.34	0.50	0.87
Corporate	0.44	0.33	1.41	0.74
Less intersegment	——	(0.09)	——	(0.41)
Consolidated interest expense	$0.70	$0.65	$2.02	$1.39
Income Tax Expense (Benefits):
USA (shown in Corporate)	$——	$——	$——	$——
Other foreign	0.17	0.15	0.33	0.29
Europe (UK)	0.06	0.02	0.16	0.04
Mexico	0.01	——	(0.06)	0.01
China	0.19	0.25	0.68	0.73
Corporate	(0.16)	(0.04)	(0.16)	(3.91)
Less intersegment	0.01	(0.05)	0.03	(0.26)
Consolidated income tax expense (benefit)	$0.28	$0.33	$0.98	$(3.10)

	October 31, 2014 (in millions of dollars) Unaudited	January 31, 2014 (in millions of dollars) Unaudited
Total Assets:*
USA	$34.50	$28.88
Other foreign	19.02	15.09
Europe (UK)	6.10	4.83
Mexico	3.90	3.73
China	30.46	30.12
India	(1.29)	(1.19)
Brazil	10.63	6.92
Corporate	(16.56)	(4.63)
Consolidated assets	$86.76	$83.75
Property and Equipment:
USA	$2.34	$2.42
Other foreign	1.96	2.06
Europe (UK)	0.08	0.06
Mexico	2.06	2.09
China	2.53	2.64
India	0.06	0.03
Brazil	1.74	1.86
Corporate	1.00	0.91
Consolidated property and equipment	$11.77	$12.07
Capital Expenditures:
USA	$0.04	$0.08
Other foreign	0.01	0.07
Europe (UK)	0.03	0.01
Mexico	0.03	0.01
China	0.08	0.44
India	0.02	——
Brazil	0.01	0.09
Corporate	0.18	0.13
Consolidated capital expenditures	$0.40	$0.83
Goodwill:
USA	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87

* Negative assets and negative amounts in interest expense reflect intersegment accounts eliminated in consolidation

11. Income Taxes

Income Tax Audits

The Company is subject to US federal income tax, as well as income tax in multiple US state and local jurisdictions and a number of foreign jurisdictions. The Company has received notice from the IRS on March 21, 2011, that it will shortly commence an audit for the FY09 tax return. There have been no further communications from the IRS since.

Our four major foreign tax jurisdictions are China, Brazil, UK and Canada. Chinese tax authorities have performed limited reviews on all Chinese subsidiaries as of tax years 2008, 2009, 2010, 2011, 2012, and 2013 with no significant issues noted. We believe our tax positions are reasonably stated as of October 31, 2014. On August 20, 2013, Weifang Lakeland Safety Products Co., Ltd., one of our Chinese operations, was notified by the local tax authority that it would conduct an audit on income tax and transfer pricing and the tax inspector took all accounting documents of 2011, 2012, and 2013, back to the tax bureau. Management believes there will not be a material exposure from these audits. Our operations in the UK have just become profitable on a cumulative basis and as such are now subject to UK taxation. This is the initial year of taxability. Management is not aware of any exposure in the UK.

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

The Company’s Brazilian subsidiary is currently under a tax audit, which raised some issues regarding the tax impact related to the merger in 2008 and the goodwill resulting from the structure which was set up at the Company's Brazilian counsel's suggestion. This structure is relatively common in acquisitions of Brazilian operations made by non-Brazilian companies. In general, acquisitions with this structure have survived challenge by the taxing authorities in Brazil. The cumulative amount of tax benefits recognized on the Company’s books through October 31, 2014, resulting from the tax deduction of the goodwill amortization, is now zero, net of the deferred tax valuation reserve. This results from the goodwill which had been on the Brazilian books which, for Brazilian tax purposes, is eligible for tax write-off over a five-year period dating from November 2008. The Company’s Brazilian subsidiary has received notice from the Brazilian tax authorities of a claim totaling approximately US $1.0 million (R$ 2,265,728) consisting of tax of approximately US $127,000 (R$ 280,416) and the remainder in interest and penalty. Management believes it is probable it will ultimately prevail in this claim and as such no provision has been recorded.

Except in Canada and partially in China, it is our practice and intention to reinvest the earnings of our non-US subsidiaries in their operations. As of October 31, 2014, the Company had not made a provision for US or additional foreign withholding taxes on approximately $16.6 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to US taxation upon remittance of dividends and under certain other circumstances. If theses earnings were repatriated to the US, the deferred tax liability associated with these temporary differences would be approximately $2.9 million at October 31, 2014.

In China, a dividend of $1.3 million was declared and paid in July 2014 from Weifang Lakeland Safety Products Co., Ltd. (“Weifang”) and in August 2014 a dividend of $450,000 was declared from Weifang Meiyang Protective Products Co., Ltd. (“Meiyang”) and paid in October 2014. The Company’s Board of Directors has instituted a plan to pay annual dividends of $1.0 million from Weifang’s future profits and 33% of Meiyang’s future profits starting in the next fiscal year. All other retained earnings are expected to be reinvested indefinitely.

Change in Accounting Estimate/Valuation Allowance

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. The valuation allowance was zero at October 31, 2014 and January 31, 2014.

Income Tax Expense

Income tax expenses consist of federal, state and foreign income taxes. Income tax expenses were $1.0 million for the nine months ended October 31, 2014, as compared to an income tax benefit of $3.1 million for the nine months ended October 31, 2013. Income taxes included a non-cash charge of $77,000 for the dividend paid by Meiyang to the US in October 2014, a non-cash charge of $350,000 for the tax effect of the change in the performance level of the 2012 Restricted Stock plan from zero to maximum and $170,000 of non-cash charges in fiscal 2015 for additional US taxes on UK and Canada income. Income taxes also reflect the write-off of $1.6 million relating to the remaining unamortized original issue discount on the subordinated debt repayment which is not deductible for tax purposes.

12. Derivative Instruments and Foreign Currency Exposure

The Company is exposed to foreign currency risk. In the third quarter of FY14, the Company established a foreign exchange facility with Wells Fargo Bank, N.A. Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. The Company has continued its currency hedging in China. We designated the forward contracts as derivatives but not as hedging instruments, with loss and gain recognized in current earnings. In the nine-months ended October 31, 2014, the Company had a gain on foreign exchange in China of $9,260 included in operating expenses on the accompanying statement of operations.

The Company accounts for its foreign exchange derivative instruments by recognizing all derivatives as either assets or liabilities at fair value, which may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments.

We have two types of derivatives to manage the risk of foreign currency fluctuations. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contract derivatives, not designated as hedging instruments, are generally settled quarterly. Gain and loss on those forward contracts are included in current earnings. There were no outstanding forward contracts at October 31, 2014 or 2013.

We enter into cash flow hedge contracts with financial institutions to manage our currency exposure on future cash payments denominated in foreign currencies. The effective portion of gain or loss on cash flow hedges is reported as a component of accumulated other comprehensive income. The notional amount of these contracts was $2.3 million and $0.0 million at October 31, 2014 and 2013, respectively. The corresponding asset and income which is recorded in other comprehensive income is immaterial to the consolidated financial statements at October 31, 2014 and 2013.

13. VAT Tax Issue in Brazil

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

The Company has accepted amnesty for a smaller claim which will result in 8 monthly payments of about US $19,000 (R$ 42,000) which reflects abatement of 80% of penalty and interest. An accrual of US $153,000 has been charged to expense in Q4FY14 and US $82,000 (R$ 189,000) is included in Other Accrued Expenses on the consolidated balance sheet as of October 31, 2014.

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

A table summarizing all four different VAT claims remaining open and their status is listed below:

Principal	Interest & Penalty	Total	Approximate for Totals
R$	R$	R$	US $	Loss Possibility	Strategy	Collateral
305,897	491,271	797,168	$352,000	Remote	To await Judicial Process and negotiate judicial deposit	New Land
573,457	1,098,475	1,671,932	737,000	Remote	To await Judicial Process and negotiate judicial deposit	Plant
6,209,836	6,653,585	12,863,421	5,673,000	Probable	To await Judicial Process and negotiate judicial deposit	-
402,071	770,133	1,172,204	517,000	Remote	To await Judicial Process and negotiate judicial deposit	New Land
7,491,261	9,013,464	16,504,725	$7,279,000

The R$ 6,209,836 for the larger VAT claim is intended to be paid into the next amnesty and as such is included on the condensed consolidated balance sheet as a long-term liability of US $3,361,774 as of October 31, 2014.

14. Brazil Management and Share Purchase Agreement-Arbitration Award and Settlement Agreement

Lakeland Industries, Inc. and its wholly-owned subsidiary, Lakeland Brasil S.A. (“Lakeland Brasil” and together with Lakeland Industries, Inc., “Lakeland”) were parties to an arbitration proceeding in Brazil involving Lakeland and two former officers (the “former officers”) of Lakeland Brasil. On May 8, 2012, Lakeland received notice of an arbitral award in favor of the former officers.

On September 11, 2012, Lakeland and the former officers entered into a settlement agreement (“Settlement Agreement”) which fully and finally resolved all alleged outstanding claims against Lakeland which are settled through the arbitration proceeding. Pursuant to the Settlement Agreement, the Company agreed to a payment schedule to the former officers with a balance remaining as of October 31, 2014 of $4.25 million in US dollars consisting of 17 consecutive quarterly installments remaining of US $250,000 ending on December 31, 2018. Lakeland is current with all obligations pursuant to the Settlement Agreement. There is no interest payable. This amount is shown on the accompanying consolidated balance sheet as $1,000,000 current maturity of arbitration settlement and $3,103,784 long-term portion ($174,351 of imputed interest).

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

15. Lakeland Brazil Consulting Agreement

Lakeland Brasil S.A. (“Lakeland Brazil”), a wholly-owned subsidiary of the Company, and Multiplica Soluções Empresariais Ltda. (“Consultant”), a private equity turnaround specialist in Brazil, have entered into a Business Consultancy Agreement (the “Consultancy Agreement”), effective as of August 27, 2014 (the “Effective Date”). Under the Consultancy Agreement, among other things, Consultant shall provide Lakeland Brazil with assistance in securing financing, which financing may include loan guarantees by Consultant to various financial institutions on behalf of Lakeland Brazil, structuring and cash flow management services, assistance in negotiation of VAT tax issues, and placing a full-time financial analyst at the office of Lakeland Brazil. The Consulting Agreement also provides for the formation of a Managing Committee, consisting of one representative of Lakeland Brazil and one representative of Consultant. The Managing Committee discusses and makes determinations of strategies relating to payment of invoices, financing of accounts receivable, factoring, and negotiations with suppliers and banks. The term of the Consultancy Agreement is twelve (12) months commencing as of the Effective Date and may be extended for an additional twelve (12) months upon agreement of the parties, subject to earlier termination as provided therein. The Effective Date was triggered by Lakeland Brazil’s securing several financial lending facilities with Brazilian lenders that is collateralized by the assets of Consultant. The proceeds of the lending facility are being used by Lakeland Brazil to alleviate cash flow constraints.

Pursuant to the Consultancy Agreement, Consultant shall be paid the greater of (i) R$25,000 (Twenty Five Thousand reals) (approximately US $11,000) per month or (ii) 10% (ten percent) of earnings before interest, taxes, depreciation, and amortization of Lakeland Brazil, calculated as of the last day of each calendar quarter in accordance with the Consultancy Agreement. In addition, if during the term of the Consultancy Agreement there is a sale of all of the outstanding capital stock of Lakeland Brazil, Consultant shall be entitled to a commission of 10% of the Net Proceeds (as such term is defined in the Consultancy Agreement) of such sale transaction. The financial analyst shall be paid a fee of R$12,000 (Twelve Thousand reals) (approximately US $5,000) per month.

The financial obligations and other agreements and covenants of Lakeland Brazil or the Company relating to the Company’s current financing arrangement with Alostar Bank are not in any way be implicated or otherwise affected by the provisions of the Consultancy Agreement.

16. Goodwill

There was no change in the carrying amount of goodwill during Q3 fiscal year 2015.

17. Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (ASUs). No recent accounting pronouncement is expected to have a material impact on the consolidated financial statements.

18. Litigation

From time to time, we are a party to litigation arising in the ordinary course of our business. Other than the proceedings related to the VAT tax issue described in Note 13, we are not currently a party to any litigation or other legal proceedings that we believe could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows.

On June 26, 2014, Lakeland Brazil, a wholly-owned subsidiary of the Company, received notice of a court judgment entered against it in a labor proceeding in Brazil in the amount of approximately US $1,086,000. Based on the advice of Brazilian counsel handling the action, the Company had not anticipated a judgment to be entered against Lakeland Brazil in this proceeding, if at all, in excess of US $45,000 (R$ 100,000), which amount was deemed not material and therefore not previously disclosed.

Lakeland Brazil is working with, and relying upon the advice of, legal counsel and accountants in Brazil and intends to appeal the judgment on the basis that, among other things, the judgment is mathematically incorrect.

Based on review of the case with our new legal counsel and based upon their assessments of our likelihood to prevail on appeal, the Company has taken a charge to earnings in fiscal 2015 of US $380,000, which is our estimate of what the outcome will ultimately be on this case.

19. Brazil Restructuring and Subsequent Event

Management currently intends to restructure its operations in Brazil because of its failure to progress as planned to profitability.

We intend to close the facility in Salvador, Brazil, sell the real estate and then sell off the remaining old corporation and/or its assets together or separately.

When complete, these changes should result in a substantial pretax restructuring charge and is expected to allow a tax deduction in the USA. Such charges are not expected to generate a net loss after taxes and may result in a net gain after taxes in view of the anticipated tax benefit.

We expect this should be consummated anywhere from Q4 FY15 through Q2 FY16, however these negotiations will be complex and may require more time than anticipated in order to maximize shareholder value.

In connection with the restructuring plan, we plan to create two new corporations potentially relocating them to two different states in Brazil that have more advantageous tax policy, more competitive freight rates, and are located closer to our customer base. In so doing we believe we will be able to further reduce operational overhead and improve customer service.  We expect one company to import and sell disposable and chemical garments; the other to import and manufacture fire and FR garments.

The proposed restructuring is subject to a number of factors, including without limitation, future operating results in Brazil and the degree of success of selling assets.

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

We have operated facilities in Mexico since 1995, in China since 1996 and in Brazil since May 2008. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States of America and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. Our net sales attributable to customers outside the United States of America were $12.1 million and $11.3 million for the three months ended October 31, 2014 and October 31, 2013, respectively.

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

Allowance for Doubtful Accounts. Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts:

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

Significant Balance Sheet Fluctuation October 31, 2014, As Compared to January 31, 2014

Cash increased by $2.5 million, borrowings under the revolving credit facility decreased by $7.3 million and subordinated debt, net of OID decreased by $1.5 million due to the completion of the equity private placement in October 2014, a portion of the proceeds of which were used to fully repay the Company’s subordinated debt and to temporarily pay down a portion of the Company’s senior revolving credit facility. Inventory net of reserves had a decrease of $1.0 million. Accounts receivable increased $1.3 million primarily due to sales volume in the UK and increased volume in chemical and disposable sales in the US. Prepaid income tax increased $1.0 million for tax refunds receivable in Latin America and the UK. Intangibles, prepaid bank fees and other assets, net decreased $1.0 million primarily due to the early extinguishment of the subordinated debt and the corresponding write off of prepaid bank fees. Accounts payable increased $1.3 million for rebates payable in the USA accrued on a calendar year basis, Mexico accounts payable related to Mexico national sales and China purchases resulting from an increase in production capacity to meet worldwide sales requirements. Accrued compensation and benefits increased $1.2 million primarily as a result of payroll accruals in Brazil for a labor dispute and standardization of payroll accruals for international subsidiaries. Other accrued expenses increased $1.0 million due to taxes payable in the UK and Brazil. Short term borrowing increased $1.1 million mainly as China increased production capacity to meet worldwide sales requirements and where extended payment terms with suppliers are negotiable.

Three Months ended October 31, 2014, As Compared to the Three Months Ended October 31, 2013

Net Sales. Net sales increased to $25.1 million for the three months ended October 31, 2014 compared to $22.8 million for the three months ended October 31, 2013. Sales in the USA increased $2.3 million due primarily to the strong sales levels in the disposables and chemical divisions related to the Company’s response to the Ebola crisis. In view of the arising need for protective clothing for persons that may potentially be exposed to the Ebola virus, USA sales of disposables increased by $1.9 million and chemical sales increased $0.8 million. Wovens sales increased $0.1 million while fire protection sales decreased $0.1 million and reflective sales decreased by $0.3 million as a result of the initial conversion volume for one large utility last year which is not replacement orders. Sales in China and to the Asia Pacific Rim were down $1.2 million or 10.9% due to production capacity and timing issues as Company sales were prioritized over external sales during the Ebola crisis. Other contributing factors that reduced China sales revenue were strategic shifts in woven manufacturing from China to other facilities, a shift in China direct billing into the European market to European billing and a general economic weakness in Australia and corresponding sales into that market. Canada sales increased by $0.7 million or 66% and UK sales increased by $0.4 million or 12.0% mostly due to the Company’s Ebola sales. Russia and Kazakhstan sales combined increased by $0.2 million, or 45.5% as these locations continue to grow. Latin America sales increased $0.9 million, or 97.3%, primarily due to an improvement in the Company’s ability to clear raw materials purchases through Argentine customs. Sales in Brazil decreased $0.4 million due to manufacturing constraints associated with low cash flow. Numbers may not add due to rounding. The increase in sales of Company protective products arising from the Ebola crisis began late in the quarter ended October 31, 2014. Based on orders and sales to date, the Company expects that a greater number of such additive sales will occur in the quarter ended January 31, 2015, and potentially thereafter depending on when the crisis ceases and the ability of the Company to secure additional orders. The Company has substantially increased its capacity to produce these protective garments.

Gross Profit. Gross profit increased $3.6 million, or 70.7%, to $8.6 million for the three months ended October 31, 2014, from $5.0 million for the three months ended October 31, 2013. Gross profit as a percentage of net sales increased to 34.3% for the three months ended October 31, 2014, from 22.1% for the three months ended October 31, 2013. Major factors driving the changes in gross margins were:

•	Disposables gross margin increased by 7.5 percentage points as costs were held steady and strong sales were held steady in response to the Ebola crisis.
•	Wovens gross margin increased 20.1 percentage points over a very weak third quarter in the previous year resulting from production inefficiencies that have been normalized year to date.
•	Reflective gross margins increased 15.6 percentage points as the USA facility was closed and production was moved to our lower cost Mexico facility.
•	Canada gross margins increased by 7.5 percentage points resulting from a change in the sales mix and strong sales in response to the Ebola crisis.
•	UK gross margins increased 2.0 percentage points as a result of strong sales, product mix and modest price increases for major customers.
•	Brazil’s gross margins improved 71.5 percentage points as we continue to address manufacturing inefficiencies continue to be addressed and sales and operations are stabilized along with reserves taken in the prior year.
•	Chile’s gross margin increased 1.6 percentage points primarily as a result of very strong sales volume and steady costs.
•	Russia’s gross margin increased 16.4 percentage points as volume increased and costs were held level.

Operating Expense. Operating expenses increased $1.8 million, or 30.3%, to $7.9 million for the three months ended October 31, 2014 from $6.1 million for the three months ended October 31, 2013. Operating expenses as a percentage of net sales was 31.6% for the three months ended October 31, 2014 up from 26.7% for the three months ended October 31, 2013. The primary factors comprising this increase were a $1.0 million noncash charge for the tax effect of the change in the performance level of the 2012 Restricted Stock Plan from zero to maximum, a $0.3 million increase in commissions as a result of strong sales volume and a $0.4 million increase in currency fluctuation expense in the UK, Latin America and Brazil.

Operating Profit. Operating profit increased to a profit of $0.7 million for the three months ended October 31, 2014, from $(1.0) million for the three months ended October 31, 2013, mainly as a result of strong sales volume and significantly improved gross profit margins. Operating margins were 2.8% for the three months ended October 31, 2014, compared to (4.5%) for the three months ended October 31, 2013.

Interest Expense. Interest expenses increased $0.1 million to $0.7 million for the three months ended October 31, 2014, from $0.6 million for the three months ended October 31, 2013, due to higher balances outstanding in the USA and more borrowing in Brazil at higher local interest rates currently prevailing. As a result of the payoff of the Company’s subordinated debt and temporary reduction of senior debt from the proceeds of the Company’s October 2014 equity financing, current interest expense has been substantially reduced.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expenses were $0.3 million for the three months ended October 31, 2014, as compared to an income tax expense of $0.3 million for the three months ended October 31, 2013. Income taxes included a noncash charge of $77,000 for the dividend paid by Meiyang to the US in October 2014, a noncash charge of $350,000 for the tax effect of the change in the performance level of the 2012 Restricted Stock plan from zero to maximum and $170,000 of noncash charges in fiscal 2015 for additional US taxes on UK and Canada income. Income taxes also reflect the write-off of $1.6 million relating to the remaining unamortized original issue discount on the subordinated debt repayment which is not deductible for tax purposes.

Net Loss.  Net loss increased $(0.7) million to $(2.5) million for the three months ended October 31, 2014 from $(1.8) million for the three months ended October 31, 2013. The net loss for the three months ended October 31, 2014 resulted from a $2.3 million charge to reflect the write-off of OID and unamortized fees resulting from the repayment of the Company’s subordinated debt in October 2014, a loss of $0.7 million from operations in Brazil and a noncash charge of $0.7 million net of tax for the change in the performance level of the 2012 Restricted Stock Plan from zero to maximum. In the quarter ended October 31, 2013, the loss from operations in Brazil was $2.1 million.

Nine Months ended October 31, 2014, As Compared to the Nine Months Ended October 31, 2013

Net Sales. Net sales increased $4.0 million, or 5.9%, to $73.2 million for the nine months ended October 31, 2014, from $69.2 million for the nine months ended October 31, 2013. Sales in China and to the Asia Pacific Rim increased by $2.4 million or 7.8% excluding those previous year sales from our Qingdao facility which was sold in June 2013. China sales increased primarily due to growth in the Asia Pacific and China markets. UK sales increased by $0.9 million, or 10.7%. Russia and Kazakhstan sales combined increased $0.2 million or 12.6% as these locations continue to grow. Latin America sales increased $2.0 million, or 77.6%, primarily due to a large sale of fire gear in Ecuador. US domestic sales of disposables increased by $2.9 million and chemical sales increased by $0.2 million mainly due to sales volume associated with the Company’s Ebola crisis response, fire protection sales increased $0.9 million as a result of the introduction of new products into the market place, wovens sales decreased $0.5 million and reflective sales decreased by $0.6 million primarily due to the initial conversion volume for one large utility last year which is now replacement sales, for an overall sales gain in the US of $2.9 million, or 7.6%. Sales in Brazil have stabilized under new management but were $0.3 million less than prior year sales. Numbers may not add due to rounding.

Gross Profit. Gross profit increased $5.2 million, or 27.9%, to $23.8 million for the nine months ended October 31, 2014, from $18.6 million for the nine months ended October 31, 2013. Gross profit as a percentage of net sales increased to 32.5% for the nine months ended October 31, 2014, from 26.9% for the nine months ended October 31, 2013. Major factors driving the changes in gross margins were:

•	Disposables gross margin remained relatively level at 26.8% as compared to last year of 27.6%.
•	Fyrepel gross margin increased by 5.1 percentage points due to higher sales volume.
•	Gloves gross margin reflects a large sale of the remaining reserved inventory of Nitrosol gloves.
•	Chemical gross margin decreased by 3.7 percentage points resulting from a different sales mix

•	Wovens gross margin increased 6.1 percentage points over a very weak third quarter in the previous year resulting from production inefficiencies that have been normalized year to date.
•	UK gross margin was up 1.8 percentage points reflecting higher volume and improved sales mix.
•	Reflective gross margins were impacted by a $0.2 million one-time charge for plant relocation.
•	Brazil gross margins increased by 40.4 percentage points resulting from resuming normal sales compared with distress pricing and major inventory reserves taken in the previous year and continuing major cost cutting.
•	Chile gross margin improved by 19.2 percentage points reflecting a large sale to a fire department in Ecuador.

Operating Expenses. Operating expenses increased $2.4 million, or 13.3%, to $21.0 million for the nine months ended October 31, 2014 from $18.6 million for the nine months ended October 31, 2013. Operating expenses as a percentage of net sales was 28.8% for the nine months ended October 31, 2014 up from 26.9% for the nine months ended October 31, 2013. The primary factors comprising this increase were a $1.0 million noncash charge for the change in the performance level of the 2012 Restricted Stock Plan from zero to maximum, a $0.4 million increase in commission expense resulting from higher volume, a $0.4 million increase in administrative salaries resulting from additional personnel in US, Mexico, UK and Canada for marketing and sales support and three new sales hires in Mexico, and a $0.7 million increase in foreign currency fluctuations in Argentina, Brazil and the UK.

Operating Profit. Operating profit increased to a profit of $2.7 million for the nine months ended October 31, 2014, from $0.0 million for the nine months ended October 31, 2013, mainly as a result of a significant improvement in gross profit margins, improvement of the Brazilian operations resulting from new management’s efforts in cost cutting and operating efficiencies, overall improvement in worldwide operations and strong sales volume. Operating margins were 3.8% for the nine months ended October 31, 2014, compared to 0.1% for the nine months ended October 31, 2013.

Interest Expenses. Interest expenses increased $0.6 million to $2.0 million for the nine months ended October 31, 2014, from $1.4 million for the nine months ended October 31, 2013, due to higher balances outstanding in the US and increased borrowing in Brazil at higher local interest rates currently prevailing. Also included in interest expense for fiscal 2015 is a non-cash charge of approximately $0.3 million of amortization of OID on the Subordinated Debt.

Income Tax Expense.  Income tax expenses consist of federal, state and foreign income taxes. Income tax expenses were $1.0 million for the nine months ended October 31, 2014, as compared to an income tax benefit of $3.1 million for the nine months ended October 31, 2013. Income taxes included a non-cash charge of $325,000 for the dividend paid by Weifang its Chinese subsidiary in July 2014, and of $77,000 for the dividend paid by its Chinese subsidiary Meiyang to the US in October 2014, a noncash charge of $350,000 for the change in the performance level of the 2012 Restricted Stock Plan from zero to maximum, and $170,000 of non-cash charges in fiscal 2015 for additional US taxes on UK and Canada income.  Income taxes also reflect the write-off of $1.6 million relating to the remaining unamortized original issue discount on the subordinated debt repayment which is not deductible for tax purposes. The prior year included a reversal of a deferred tax valuation reserve of $4.5 million.

Net Loss.  Net loss increased $(4.4) million to $(2.9) million loss for the nine months ended October 31, 2014, from $1.5 million income for the nine months ended October 31, 2013, mainly due to the charge of $2.3 million for early extinguishment of the Subordinated Debt and the $(0.8) million net loss in Brazil and a noncash charge of $0.7 million net of tax for the change in the performance level of the 2012 Restricted Stock Plan from zero to maximum.

Brazil Restructuring. Management is in the process of planning to restructure its operations in Brazil because of its failure to progress as planned to profitability.

We plan to close the facility in Salvador, Brazil, sell the real estate and then sell off the remaining old corporation and/or its assets together or separately.

We expect these changes to result in a substantial pretax restructuring charge and allow a tax deduction in the USA. Such charges are not expected to generate a net loss after taxes and may result in a net gain after taxes in view of the anticipated tax benefit.

We expect this should be consummated anywhere from Q4 FY15 through Q2 FY16, however these negotiations will be complex and may require more time than anticipated in order to maximize shareholder value.

In connection with the restructuring plan, we plan to create two new corporations potentially relocating them to two different states in Brazil that have more advantageous tax policy, more competitive freight rates, and are located closer to our customer base. In so doing we believe we will be able to further reduce operational overhead and improve customer service.  We expect one company to import and sell disposable and chemical garments; the other to import and manufacture fire and FR garments.

The proposed restructuring is subject to a number of factors, including without limitation, future operating results in Brazil and the degree of success of selling assets.

Liquidity and Capital Resources

Cash Flows. As of October 31, 2014, we had cash and cash equivalents of approximately $7.0 million and working capital of $45.5 million. Cash and cash equivalents increased $2.4 million and working capital increased $7.0 million from January 31, 2014 primarily as a result of the net cash proceeds of $6.6 million from the October 2014 private equity financing and cash management. International cash management is affected by local requirements and movements of cash across borders can be slowed down significantly.

Net cash provided by operating activities of $3.2 million for the nine-months ended October 31, 2014 was primarily due to a decrease to inventories of $1.1 million resulting from strong sales volume, the early extinguishment of subordinated debt and write-off of unamortized original issue discount and bank fees of $2.3 million, $0.9 million of non-cash interest expense resulting from amortization of warrant OID and PIK interest, an increase of $1.4 million in accounts payable resulting from capacity production levels, an increase to accrued compensation and benefits of $1.2 million resulting from accruals in Brazil for severance and increased accrued expenses of $1.2 million of primarily foreign income tax. These activities were offset by a decrease in accounts receivables of $1.5 million, an increase in income and VAT prepaid taxes of $1.0 million, reductions of inventory reserves and bad debt provision in a combined total of $0.7 million and a net loss of $2.2 million. Net cash used in financing activities was $(0.2) million in the nine-months ended October 31, 2014, due to net borrowings under the credit agreement, new financing in the US, the early extinguishment of the subordinated debt and China and Brazil new borrowings.

We currently have one Senior credit facility: A $15.0 million revolving credit facility which commenced June 28, 2013, of which we had $5.1 million of borrowings outstanding as of October 31, 2014, expiring on June 30, 2016 at a current per annum rate of 6.25%. Maximum availability in excess of amount outstanding at October 31, 2014 was $9.9 million. Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to earnings before interest, taxes, depreciation and amortization and others relating to fixed charge coverage ratio and limits on capital expenditures and investments in foreign subsidiaries. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders, including BDC (our Canadian lender), have a security interest in substantially all of our US and Canadian assets and pledges of 65% of the equity of the Company’s foreign subsidiaries, outside Canada. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business. Our current availability under our Credit Facility, coupled with our anticipated operating cash and cash management strategy, is expected to be sufficient to cover our liquidity needs for the next 12 months.

As a use of proceeds from the Equity raise of $11.1 million which closed in October 2014, the remaining principal and accrued PIK interest from this Subordinated Debt was repaid at closing. The early extinguishment of the Subordinated Debt, however, has resulted in a one-time pretax NON-CASH charge of approximately $1.6 million for the remaining unamortized original issue discount on the Subordinated Debt and a pretax NON-CASH charge of approximately $0.6 million for the remaining unamortized fees paid at the closing of the June 2013 Subordinated Debt financing.

Capital Expenditures. Our capital expenditures principally relate to purchases of manufacturing equipment, computer equipment and leasehold improvements. We anticipate FY15 and FY16 capital expenditures not to exceed $1.0 million for each year.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2014 based on the material weaknesses described below.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2014. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as issued in 1992. Based upon an evaluation performed, our management concluded that our internal control over financial reporting was not effective as of October 31, 2014. We have identified the material weaknesses below:

China

In FY13 the Company determined that there were inadequate controls and procedures in place in China. The Company further determined in Q3 of FY14, partially as a result of the change in management with the International Controller departure in Q2, that the Company’s intended remediation was not adequate. Management devoted considerable time in Q3 and Q4 of FY14 to resolving the accounting issues, and management is confident the financial reporting is correct at October 31, 2014. Management intends to further remediate the internal controls in place in China and to make changes as appropriate during FY15, including changes in financial accounting management personnel.

In May and June 2014, the Company hired a new controller for China and also an additional internal auditor. These two new hires are getting acclimated to their position and are in the process of remediating this material weakness.

Brazil

Management determined in FY14 that we did not have adequate internal controls in place in Brazil which constituted a material weakness. The Company has operated without adequate cash resources in Brazil and our loan agreements in the USA precluded us from sending any more cash to Brazil. As a result, we were not able to invest funds in Brazil to improve internal controls until the operation could be returned to profitability. In FY14 we completely changed the senior management in Brazil and recruited and hired a new CEO specializing in turnaround situations who started in September 2013 and recruited a new CFO who started in February 2014. It was not possible to address the internal controls in Brazil until late in Q4 of FY14 at which time the Company engaged an outside CPA firm in Brazil to review the internal controls and procedures. Their report was rendered March 29, 2014. The conclusion of the report was that the design of the activity/process controls does not meet the minimum requirements needed for information security controls. In addition, the report indicated that the controls resulted in high exposure in the areas of purchase, accounting closing, sales, financial, production, payroll, and logistics. Since the material weakness was identified prior to January 31, 2014, action was taken by management such that it did not result in a misstatement for the fiscal year ended January 31, 2014 or for the quarters ended April 30, 2014, July 31, 2014 and October 31, 2014. However, the material weakness in internal controls was not fully remediated before FY14 year-end or by October 31, 2014 and could result in misstatements impacting all accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Failure of Entity Level Controls

As a result of the multiple material weaknesses identified above regarding financial reporting in international locations, the Company concluded that it does not have sufficient internal controls in place to monitor the internal controls in remote locations. In addition, the Company had not performed a sufficient level of review of the financial information from the foreign subsidiaries to ensure that all general ledger accounts are reconciled and that estimates are properly stated.  Since the material weakness was identified prior to January 31, 2014 and all accounts were properly reconciled and reviewed, it did not result in a misstatement for the fiscal year-end January 31, 2014. While the Company believes it has taken the appropriate steps to initiate the remediation of the weaknesses, several of these steps will take time to complete and thus it was unable to complete by October 31, 2014 the remediation of the material weakness from FY13 and others identified in FY14.

Since the Company qualifies as a smaller reporting company, an attestation report of management’s assessment of internal control by our independent auditors is not required.

Changes in Internal Control over Financial Reporting

Though the Company has made progress in the remediation of the material weaknesses disclosed above, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s third quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting:

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

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: December 10, 2014	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President and Secretary
(Principal Executive Officer and Authorized Signatory)

Date: December 10, 2014	/s/Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)

