Form 10-K
period 2015-01-31
LAKELAND INDUSTRIES INC
filed 2015-05-18
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act)

Yes☐ No ☒

As of July 31, 2014, the aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant was $29,275,882 based on the closing price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2015
Common Stock, $0.01 par value per share	7,071,779 Shares

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

ITEM 1. BUSINESS

Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the industrial and public protective clothing market. Our products are sold by our in-house customer service group, our regional sales managers and independent sales representatives to a network of over 1,200 North American safety and mill supply distributors. These distributors in turn supply end user industrial customers, such as integrated oil, chemical/petrochemical, utilities, automobile, steel, glass, construction, smelting, munition plants, janitorial, pharmaceutical, mortuaries and high technology electronics manufacturers, as well as scientific and medical laboratories. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally sales are to a mixture of end users directly and in industrial distributors depending on the particular country market. Sales are made to more than 40 foreign countries but are primarily in China, European Economic Community (“EEC”), Canada, Brazil, Chile, Argentina, Russia, Argentina, Colombia, Ecuador and Southeast Asia. In FY15 we had net sales of $99.7 million and $91.4 million in FY14. For purposes of this Form 10-K, FY refers to a fiscal year ended January 31; for example, FY15 refers to the fiscal year ended January 31, 2015.

In FY15 Lakeland was heavily involved in helping to combat the Ebola epidemic in Africa which resulted in a significant spike in orders for chemical protective clothing and disposable garments as well as in allowing Lakeland to help save lives. We responded by tripling production capacity of these types of garments and consequently obtained several large contracts. While the spike in the US largely subsided after its few cases were controlled, we continue to ship on our largest contract (with an EEC member), but do not know how much longer this will continue. Going forward, we expect demand to recur in the US as Federal money appropriated for infectious disease preparedness in the 2015 Omnibus Appropriations Bill is received by the states, and we are working in the meantime to ensure we are included in the bid process.

On April 29, 2015, the Board of Directors of the Company determined to exit the Brazilian market. The Company’s Brazilian operations have been unprofitable over the last several years. After extensively considering a number of options and the advice of Brazilian legal counsel, the Board of Directors approved a sale of the Company’s wholly-owned Brazilian subsidiary, Lake Brasil Industria E Comercio de Roupas E Equipamentos de Protecao Individual LTDA (“Lakeland Brazil”)(on March 9, 2015 Lakeland Brazil changed legal form to a Limitada and changed its name from Lakeland Brasil SA), to a current officer of Lakeland Brazil, subject to successful negotiation and entry into a definitive agreement. It is intended that the sale involve the assumption of a substantial amount of liabilities by the buyer and additional funding from the Company. The sale is also subject to the approval of the Company’s senior lender, Alostar Bank of Commerce. The Company anticipates receiving formal approval from the bank in approximately thirty days. The Company expects that the sale of Lakeland Brazil will occur during the second quarter of fiscal 2016. There can be no assurances that the sale will be successfully consummated.

A key factor in our business model is having the labor intensive sewing operation for our limited use/disposable protective clothing lines in our facilities in Mexico and China. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than is available domestically. As we have increasingly shifted production to our facilities in Mexico and China, we have experienced improvements in the profit margins for these products.

Our major product categories and their applications are described below:

•	Limited Use/Disposable Protective Clothing. We manufacture a complete line of limited use/disposable protective garments offered in coveralls, lab coats, shirts, pants, hoods, aprons, sleeves, smocks and shoe covers. These garments are made from several nonwoven fabrics, such as our trademarked Micromax®, Micromax NS, HBF®, SafeGard®, Pyrolon XT®, Pyrolon Plus 2®, Zonegard® and ChemMax® 1 and 2. These garments provide protection from low-risk contaminants or irritants, such as chemicals, pesticides, fertilizers, paint, grease and dust and from limited exposure to hazardous waste and toxic chemicals, including acids, asbestos, lead and hydro-carbons (or PCBs) that pose health risks after exposure for long periods of time. Additional applications include protection from viruses and bacteria, such as AIDS, streptococcus, SARS, Ebola, bird and swine flu and hepatitis at international hospitals, clinics and emergency rescue sites and use in clean room environments to prevent human contamination in the manufacturing processes.

•	High-End Chemical Protective Suits. We manufacture heavy duty chemical suits made from our Pyrolon® CRFR and ChemMax® 3, 4 and Interceptor product lines. These suits are worn by individuals on hazardous material teams to provide protection from powerful, highly concentrated, hazardous and potentially lethal chemical and biological toxins, such as toxic wastes at Super Fund sites, toxic chemical spills, biological discharges, chemical or biological warfare agents (such as sarin gas, anthrax or ricin), and hazardous chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities. These suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. We believe Homeland Security measures and government funding of personal protective equipment for first responders to terrorist threats or attack which could result in increased demand for our high-end chemical suits, and we believe a reasonable demand for these suits will continue in the future as annual state and local bioterrorism grants are spent. Our suits have been tested and certified to most major international standards to include NFPA, ASTM, CE and ISO certifications. As a result, our Pyrolon CRFR, ChemMAX and Interceptor suits are well positioned to be specified by other countries around the world with similar concerns regarding terrorist threats and/or chemical or biological events.

•	Firefighting, FR PPE (Flame Resistant Personal Protective Equipment) and Heat Protective Apparel. We manufacture both domestically and internationally an extensive line of FR PPE to include firefighting, and heat protective apparel for use by firefighters, first responders and other individuals that require FR Protective Clothing or work in extreme heat environments. Our firefighting and PPE apparel is sold to domestic and international municipalities and industrial firefighting teams. Our Structural, Aluminized Proximity and Heat Protective fire suits are manufactured from fibers such as Nomex®, a fire and heat resistant material, and Kevlar®, a cut and heat resistant, high-strength, lightweight, flexible and durable fiber produced by DuPont and woven by Tencate, Springs and other fabric manufacturers. The Aluminized Heat Protective Apparel is used for maintenance of extreme high temperature equipment, such as coke ovens, kilns, glass furnaces, refinery installations and smelting plants, while our Aluminized Proximity gear is used by military and airport crash and rescue teams.

•	Reusable Woven Garments. We manufacture a full line of reusable and washable woven garments that complement our firefighting and heat protective apparel offerings and provide alternatives to our limited use/disposable protective clothing lines. Product lines include electrostatic dissipative apparel used in the pharmaceutical and automotive industries for control of static electricity in the manufacturing process, clean room apparel to prevent human contamination in the manufacturing processes, flame resistant Nomex® and fire resistant Lakeland (FR) cotton coveralls used in chemical and petroleum plants and for Wildland firefighting, and Extrication suits for emergency responders.

•	High Visibility Clothing. We manufacture a line of high visibility clothing. This line includes flame retardant, arc flash resistant, and static dissipative reflective garments for the Electric and Gas Utility industry, Oil/Gas exploration, production, and Petrochemical refining industries, Emergency/Fire Services, and various heavy manufacturing and Transportation industries.

•	Glove and Sleeves. We manufacture gloves and arm guards from Kevlar® and Spectra® cut resistant fibers made by DuPont, Honeywell and similar yarns made by other manufacturers, as well as engineered composite yarns and our Microgard antimicrobial yarns for food service markets. These gloves are used primarily in the automotive, glass, metal fabrication and food service industries to protect the wearer’s hands and arms from lacerations and heat without sacrificing manual dexterity or comfort.

We maintain manufacturing facilities in Alabama, Mexico, Brazil, India, Argentina and China. We also have relationships with sewing subcontractors in Mexico, Argentina, Brazil and China, which we can utilize for unexpected sales surges. Our international facilities allow us to take advantage of favorable labor and component costs, thereby increasing our profit margins on products manufactured in these facilities. These facilities also allow us to sell in those domestic markets, thereby avoiding high import tariffs in countries like Argentina, India, Brazil and China. The Company decided to discontinue operations in its India glove manufacturing facility and put the assets and business up for sale during FY12, which assets were written down to estimated net realizable value in FY 12 with a further write-down in FY13 when the assets proved to be difficult to market. The Company decided to liquidate this division primarily because it incurred significant operating losses since inception, and the division was unsuccessful in developing sufficient glove sales to reach at least break even. The Company still maintains a small sales and manufacturing facility in Delhi, India, and may continue to experiment with manufacturing costs at this facility. As described more fully in Note 17, in April 2015, the Board of Directors of the Company determined to exit the Brazilian market. After considering a number of options, the Board approved a sale of its Brazil subsidiary to an officer of that company, subject to negotiation and entry into a definitive agreement.

Industry Overview

The industrial work clothing market includes our limited use/disposable protective or safety clothing, our high-end chemical protective suits, our firefighting and heat protective apparel, gloves and our reusable woven garments.

The industrial protective safety clothing market in the United States has evolved over the past 45 years as a result of governmental regulations and requirements and commercial product development. In 1970, Congress enacted the Occupational Safety and Health Act, or OSHA, which requires employers to supply protective clothing in certain work environments. Almost two million workers in the US are subject to OSHA standards today. Certain states have also enacted worker safety laws that further supplement OSHA standards and requirements.

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

Globally, standards for lower levels of protection are also changing rapidly. In 1996, the European Committee for Standardization (“CEN”) adopted a group of standards that collectively comprised the only standards available for chemical protective clothing for general industry. Because these standards established performance requirements for a wide range of chemical protective clothing, these standards have been adopted by many countries and multinational corporations outside of the European Union (“EU”) as minimum requirements. This is especially true in the Asian and Pacific markets where compliance with occupational health and safety standards is being driven by WTO membership. In addition to CEN, ASTM International and the National Fire Protection Association (“NFPA”) are increasing the numbers of “Memorandums of Understanding” (“MOUs”) they have in place with foreign countries as they vie for relevance on the international stage. Developing nations that want WTO membership must establish worker safety laws as the USA did in 1970 with its OSHA laws. This trend is driving demand for our products internationally, particularly in fast Gross Domestic Product (“GDP”) growth countries, such as China, Chile, Australia and India.

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

The International Standards environment remains volatile.  Canada has adopted its own version of ISO 16602 and EN/ISO 13982 for disposable and chemical protective clothing, CEN is currently in the process of revising its suite of standards and a number of countries continue efforts to bring their own national standards into harmony with International Standards Organization (“ISO”) standards.  While standards harmonization is laudable, it is failing to make the standards landscape easier to navigate globally.  Harmonization of standards and test methods does not necessarily translate into harmonization of certification and therein lays the problem.  Europe with its PPE Directive, along with NFPA and ASTM Standards, have clearly defined processes for independent, third-party certification.  Unfortunately, ISO Standards have no equivalent to the European PPE Directive and do not contain certification process requirements within the standards themselves as NFPA and ASTM Standard do.  Unfortunately, countries seeking to comply with GATT provisions against “Technical Barriers to Trade” that select ISO Standards as their national standards have no guidance as to the certification process itself.  Many of them are unwilling to accept certifications or test data from laboratories or notifying bodies that do not have operations within the boundaries of their own countries. As a result, more and more countries are developing their own certification protocols requiring use of domestic test houses and labs.  The result of this movement is that while standards are being harmonized, the industry is not realizing the benefits of this harmonization in terms of testing and certification, cost reduction, or simplicity in labeling.  While the WTO (World Trade Organization) and ISO have been successful in removing national standards as technical barriers to trade, the national certification requirements have replaced standards as an equally formidable barrier to trade.  We believe that Lakeland’s global footprint provides us with a sustainable advantage in selling PPE within this increasingly complex global market.

Business Strategy

Key elements of our strategy include:

•	Increase International Sales Opportunities. In the past, we aggressively increased our penetration of the international markets for our product lines. Starting in FY07 and through FY08, we opened sales offices in Beijing, Shanghai, Chongqing, Guangzhou and Weifang, China; Santiago, Chile and Buenos Aires, Argentina and in FY11, we opened sales offices in Russia, India and Kazakhstan. We acquired Qualytextil, a Brazilian manufacturer, in FY09, with the intent of penetrating this market. However, in FY13, we experienced challenges arising out of a US $12.5 million arbitration decision, negotiated to a US $8.5 million settlement, as described in Note 4 to the financial statements herein. While the challenges in Brazil have resulted in our decision to exit Brazil, we continue to believe in this strategy of aggressively penetrating international markets. Aiding our focus is the fact that many countries have adopted legislation similar to the 1970 US OSHA in order to facilitate their entry into the WTO which has, as a requisite for entry, worker safety laws (like OSHA), social security, environmental and tax laws similar to that of the USA and Europe. These new worker safety laws have driven the demand for our products in these rapidly growing economies.

•	Improve Marketing in Existing Markets. We believe significant growth opportunities are available to us through the better positioning, marketing and enhanced cross-selling of our reusable woven protective clothing, glove and arm guards, reflective clothing, high-end chemical suit product lines and our limited use/disposable lines as a bundled offering. This allows our customers one-stop shopping using combined freight shipments.

•	Continued Emphasis on Customer Service. We continue to offer a high level of customer service to distinguish our products and to create customer loyalty. We offer well-trained and experienced sales and support personnel, on-time delivery and accommodation of custom and rush orders. We also seek to advertise our Lakeland branded trade names and trademarks.

•	Introduce New Products; Focus on Energy Sector. We continue our history of product development and innovation by introducing new proprietary products across all our product lines. Our innovations have included Micromax® disposable protective clothing line, our ChemMax® line of chemical protective clothing, our Despro® patented glove design, Microgard antimicrobial products for food service, our engineered composite glove products for high cut and abrasion protection, our Thermbar™ glove and sleeve products for heat protection, Grapolator™ sleeve lines for hand and arm cut protection and our Thermbar™ Mock Twist glove for hand and arm heat protection. We own 13 patents on fabrics and production machinery and have two foreign applications in process. Our US operation’s growth strategy has been focused on the Energy sector, where we continue to see strong opportunities for our products despite the recent decline in oil processing.

•	The driver for the Petroleum Sector in the US (and Canada) has been the growth of domestic oil and gas production from “Fracking” and directional drilling that make possible extraction from shale formations deep underground. While lower prices have cut new drilling and production significantly, we recognize that because oil prices are highly volatile, there will likely be a rebound (as recently experienced), so we continue to develop new and improved Fire Resistant (FR) clothing that must be worn by workers.
•	Lower oil prices have induced refineries to conduct more shutdowns for major maintenance projects that were previously deferred while prices were very high and the refineries ran at capacity. The demand for our FR items and chemical suits for this purpose has increased, cyclically offsetting the impact of lower fracking production and development.
•	Energy-related demand growth is in the utility industry, both electric and gas, for our Reflective clothing division. Already a steadily growing area for Lakeland, new OSHA standards for FR, static dissipative and arc flash protection for utility workers, provide a further avenue for growth.
•	Over the past two years we introduced new reflective coveralls, overalls, vests, shirts and rainwear that are FR, static dissipative, and arc flash-rated. We also introduced new reflective vests and jackets that are not FR but are designed for use by transportation and emergency workers.
•	During FY14, our Fire division introduced an all-new line of turnout gear designed to meet the new NFPA 2012/13 standards. The many design innovations of these new suits has generated very positive results for the division.

•	Decrease Manufacturing Expenses by Moving Production to International Facilities. We continued to identify opportunities to take advantage of our low cost production capabilities in China and Mexico. Beginning in 1995, we successfully moved the labor-intensive sewing operation for our limited use/disposable protective clothing lines to facilities in Mexico and China. Beginning January 1, 2005, pursuant to the United States World Trade Organization Treaty with China and the 1995 North American Free Trade Agreement (“NAFTA”), the reduction in quota requirements and tariffs imposed by the US and Canada on textile goods, such as our reusable woven garments, have made it more cost effective to move production for some of these product lines to our assembly facilities in China and Mexico. Additionally,

•	We continue to press our raw material and component suppliers for price reductions and better payment terms.
•	We are sourcing more raw materials and components from our China based operations as opposed to sourcing from Europe and North America.
•	We are re-engineering many products to reduce the amount of raw materials used and reduce the direct labor required.
•	In FY13, we relocated the operations in our facility in Missouri and moved the production into our Alabama facility and to our newly expanded facility in Mexico. This move resulted in a significant net overhead reduction in FY14.
•	During FY14, the Company's plant in Qingdao China was closed and sold. All production operations were relocated from this plant to other Lakeland facilities.
•	During Q1 FY15, the Company’s Reflective facility in Pennsylvania was vacated with production moved to Mexico, and warehousing consolidated into the Alabama facility. Significant fixed and variable costs reductions have resulted.

Our Competitive Strengths

Our competitive strengths include:

•	Industry Reputation. We devote significant resources to creating customer loyalty and brand integrity by accommodating custom and rush orders and focusing on on-time delivery. Additionally, our ISO 9001 and 9002 certified facilities manufacture high-quality products. As a result of these factors, we believe that we have an excellent reputation in the industry.

•	International Manufacturing Capabilities. We have operated our own manufacturing facilities in Mexico since 1995 and in China since 1996. Our facilities in China in FY15 totaled 154,527 sq. ft. of manufacturing, warehousing and administrative space, and our facility in Mexico totaled 74,000 sq. ft. of manufacturing, warehousing and administrative space. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the US and permits us to purchase certain raw materials at a lower cost than are available domestically.

•	International Sales Offices. We have sales offices around the world to service various major markets, including offices in Toronto, Canada; Hull, UK; Beijing, Weifang, Chongqing and Shanghai, China; Australia; Southeast Asia; Santiago, Chile; Buenos Aires, Argentina; Jerez, Mexico; Moscow, Russia; and Ust-Kamenogorsk, Kazakhstan.

•	Comprehensive Inventory. We have a large product offering with numerous specifications, such as size, styles and pockets, and maintain a large inventory of each in order to satisfy customer orders in a timely manner. Many of our customers traditionally make purchases of industrial protective gear with expectations of immediate delivery. We believe our ability to provide timely service for these customers enhances our reputation in the industry and positions us strongly for repeat business, particularly in our limited use/disposable protective clothing lines.

•	Manufacturing Flexibility. By locating labor-intensive manufacturing processes, such as sewing, in Mexico and China, and by utilizing sewing subcontractors, we have the ability to increase production without substantial additional capital expenditures. Our manufacturing systems allow us flexibility for unexpected production surges and alternative capacity in the event any of our independent contractors become unavailable.

Products

The following table summarizes our principal product lines, the raw materials used to manufacture them, their applications and end markets:

Product Line	Raw Material	Protection Against	End Market
Limited use/disposable protective clothing	• Laminates of Polyethylene, Spunlaced Polyester, SMS, Polypropylene, and Company Micromax®, Micromax NS, Micromax M3P and HBF, ChemMax® 1, ChemMax® 2, Pyrolon®, and numerous other non-woven fabrics

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

Typical users of these garments include integrated oil/petrochemical refineries, chemical plants and related installations, automotive manufacturers, pharmaceutical companies, construction companies, coal, gas and oil power generation utilities and telephone utility companies, laboratories, mortuaries and governmental entities. Numerous smaller industries use these garments for specific safety applications unique to their businesses. Additional applications include protection from viruses and bacteria, such as AIDS, streptococcus, SARS and hepatitis, at international hospitals, clinics and emergency rescue sites and use in clean room environments to prevent human contamination in the manufacturing processes. There is no one customer who constituted more than 5% of sales in FY15 or FY14.

Our limited use/disposable protective clothing products range in unit price from $0.19 for shoe covers to approximately $6.00-$14.00 for a light duty ChemMax® 1 serged or sealed seam laminated hood and booted coverall. Our largest selling item, a standard white Micromax NS ANSI standard or CE standard coverall, sells for approximately $2.00 to $3.75 per garment. By comparison, similar reusable cloth coveralls range in price from $35.00 to $90.00, exclusive of laundering, maintenance and shrinkage expenses.

We warehouse and sell our limited use/disposable garments primarily at our Alabama and China manufacturing facilities and secondarily from warehouses in Hull, United Kingdom; Sao Paulo, Brazil; Toronto, Canada; Buenos Aires, Argentina; Santiago, Chile; Moscow, Russia; Ust-Kamenogorsk, Kazakhstan; and Las Vegas, Nevada;, Pennsylvania plant was closed in FY15 and all production was moved to Mexico, and the sales and administrative functions were moved to Alabama. The fabric is cut and sewn into required patterns at our two Chinese and one Mexican plant and shipped to all our sales points around the world. Our assembly facilities in China and Mexico cut, sew and package the finished garments and return them primarily to our Alabama plant, normally within 1 to 10 weeks, for immediate shipment to our North American customers.

In FY15, there was no independent sewing contractor that accounts for more than 5% of our production of the limited use disposable garments or any of our other divisions. We believe that we can obtain adequate alternative production capacity should any of our independent contractors become unavailable.

High-End Chemical Protective Suits

We manufacture and sell heavy duty protective chemical suits and protective apparel from our proprietary CRFR, ChemMax® 3, 4, Interceptor and other fabrics. These suits are worn by individuals on hazardous material teams and within general industry to provide protection from powerful, highly concentrated and hazardous or potentially lethal chemical and biological toxins, such as toxic wastes at Superfund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as sarin, anthrax or ricin and mustard gas) and chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities and protection from infectious disease agents such as Ebola. Our line of chemical protective clothing ranges in price from about $22-$1,300 per garment. The chemical suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. We have also introduced two patented garments approved by the National Fire Protection Agency (NFPA) for varying levels of protection:

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

The addition of Interceptor and ChemMax® 4 to our product line provides Lakeland with, we believe, the most complete and cost-effective line of chemical protective garments available on the market today. Garments are certified to NFPA standards where applicable in the Americas, and versions of all of these garments are also CE certified for European and Pan Asian markets.

We manufacture higher end chemical protective clothing with taped seams at our facilities in Alabama, Mexico and China. Using fabrics, such as ChemMax® 1, ChemMax® 2, ChemMax® 3, ChemMax® 4 and Interceptor, we design, cut, sew and seal these materials to meet customer purchase orders.

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

We manufacture full lines of Fire service extrication suits in FR cotton, UL/NFPA-certified Wild land firefighting apparel in multiple fabrics and Aluminized Kiln entry/Approach suits to protect industrial workers from extreme heat.

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

Our reusable woven garments range in price from $30 to $200 per garment. We manufacture woven cloth garments at our facilities in China, Mexico and Argentina. We are continuing to relocate highly repetitive sewing processes for our high volume, standard product lines, such as woven protective coveralls and fire retardant coveralls, to our facilities in China and Mexico where lower fabric and labor costs allow increased profit margins.

High Visibility Clothing

Lakeland Reflective manufactures and markets a comprehensive line of reflective apparel meeting the American National Standards Institute (ANSI) requirements. The line includes vests, T-shirts, sweatshirts, jackets, coats, raingear, jumpsuits, hats and gloves.

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

Our domestic vest production occurs in Alabama and is focused on custom vest requirements. Much of the manufacturing at this facility is focused on custom vest requirements. Many corporations and agencies, such as State Departments of Transportation, develop custom specifications which they feel are more efficient in meeting their specific needs versus an off-the-shelf product. We also can import a significant amount of product from China to meet the demand for items in high volume commodity markets.

In addition to ANSI Reflective items, Lakeland Hi-Visibility manufactures Nomex and FR cotton garments which have reflective trim as a part of their design criteria. These garments typically are used in rescue operations, such as those encountered with a vehicular crash. Garments in this group are not as price sensitive as those in the reflective categories. Consequently, they are made in our Alabama facility where we can react to customized needs and offer quicker customer response. Garments in this group can range in price from $200-$350.

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

As we are increasingly sourcing fabrics internationally, we installed a quality control laboratory at our China facility in 2012. This laboratory is critical for ensuring that our incoming raw materials meet our quality requirements, and we continue to add new capabilities to this facility to further guarantee product quality and to aid in new product development.

We have also added a new test lab in Decatur, Alabama. When complete in mid-2015 this lab will be the primary facility to pre-test all NFPA certified garments. This lab will include an industrial washer and dryer, home washer and dryer, shower tester, Martindale abrasion tester, Crestron microscope, flame cabinet, and convection oven. This lab will insure that garments submitted to Underwriter’s Laboratories (“UL”) for certification are assured to pass certification, thus reducing overall certification costs.

Marketing and Sales

Domestically, we employ a field sales force in order to better support customers and enhance marketing. We further leverage our in-house sales team with 60 independent sales representatives. These employees and representatives call on over 1,000 industrial safety and fire service distributors nationwide to promote and sell our products. Distributors buy our products for resale and typically maintain inventory at the local level in order to assure quick response times and the ability to serve their customers properly. Our sales employees and independent representatives have consistent communication with end users and decision makers at the distribution level, thereby allowing us valuable feedback on market perception of our products, as well as information about new developments in our industry.

As a key competitive and marketing advantage, we manufacture nearly all the garments we sell in our own factories for better control of costs, quality and delivery. Our competitors rely largely on contractors, which is a major selling point in our favor, as customers are more comfortable dealing with the actual manufacturer.

We seek to maximize the efficiency of our established distribution network through direct promotion of our products at the end user level. We advertise primarily through trade publications, and our promotional activities include sales brochures, emails and our website. We exhibit at both regional and national trade shows, such as the National Safety Congress, the American Society of Safety Engineers, the CIOSH, the COS+H and the A + A show in Dusseldorf, Germany.

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

Lakeland has salespeople in 18 countries outside of the US and product sales in more than 40 countries. Internationally, our sustainable market advantages continue to be our knowledge of global standards, the diversity of our product offering and the fact that we manufacture our own products. This provides our customers with product selection, quality, delivery and customer service that we believe is unmatched in the market place. There are no customers who accounted for 5% of sales or more in FY15 and in FY14 one customer accounted for 7% of sales.

Suppliers and Materials

Our largest supplier in FY15 was Precision Fabric Group from whom we purchased 7.8% of our total purchases. In FY14 our largest supplier was Southern Mills, from whom we purchased 12.7% of our total purchases.

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

Competition

Our business is highly competitive due to large competitors who have monopolistic positions in the fabrics that are standards in the industry in disposable and high-end chemical suits. We believe that the barriers to entry in the reusable garments and gloves are relatively low. We face competition in some of our other product markets from large established companies that have greater financial, research and development, sales and technical resources. Where larger competitors, such as DuPont, Kimberly Clark, Ansell Edmont and Honeywell, offer products that are directly competitive with our products, particularly as part of an established line of products, there can be no assurance that we can successfully compete for sales and customers. Larger competitors outside of our Disposable and Chemical Suit Lines also may be able to benefit from economies of scale and technological innovation and may introduce new products that compete with our products.

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

Patents and Trademarks

We own 14 patents and have three patents in the application and approval process with the US Patent and Trademark Office. We own 20 Trademarks and have two Trademarks in the application and approval process. Intellectual property rights that apply to our various products include patents, trade secrets, trademarks and, to a lesser extent, copyrights. We maintain an active program to protect our technology by ensuring respect for our intellectual property rights.

Employees

As of January 31, 2015, we had 1,304 full-time employees, 1,188, or 91%, of whom were employed in our international facilities, and 116, or 9%, of whom were employed in our domestic facilities. An aggregate of 1,100 of our employees are members of unions. We are not currently a party to any collective bargaining agreements or any other contracts with these unions. We believe our employee relations to be excellent.

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

Executive Officers of the Registrant

The following is a list of the names and ages of all of our executive officers indicating all positions and offices they hold with us as of May 5, 2015.

Name	Age	Position
Christopher J. Ryan	63	Chief Executive Officer, President, Secretary and Director
Gary Pokrassa	67	Chief Financial Officer
Stephen M. Bachelder	64	Chief Operating Officer
Charles D. Roberson	52	Vice President International Sales

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

As a result of the refinancing on June 28, 2013 and as amended on March 31, 2015, we currently have a $15 million revolving credit facility, expiring June 2017. Our new credit facility requires, among others, and any future credit facilities may also require, that we comply with specified financial covenants relating to fixed charge coverage, minimum consolidated earnings before interest, taxes, depreciation and amortization, and maximum capital expenditures. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business, including a limitation on annual investments and advances we can make to foreign subsidiaries. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our current credit facilities, and it is likely that our future lenders will have security interests in our assets. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business.

We may be exposed to continuing liabilities arising from our discontinued Brazilian operations.

On April 29, 2015, our Board of Directors reached a determination to exit from Brazil and discontinue operations of our Brazilian subsidiary. We are currently in discussions to sell our Brazilian subsidiary to a current officer of that company. It is intended that the sale will involve the assumption of a substantial amount of liabilities by the buyer and additional funding from us. In order to effectuate a sale and aid the buyer in incremental amounts based on a cash flow projection to meet its liabilities, it is anticipated that we would contribute funding of approximately US $1,600,000 to the buyer, subject to possible recoupment through a land sale. We expect that the sale of our Brazilian operations will occur during the second quarter of fiscal 2016, subject to successful negotiation and entry into a definitive agreement. However, there can be no assurance that the sale will be successfully consummated.

We currently estimate that the Company will incur total pre-tax exit and disposal costs of approximately US $1.9 million, consisting of the aforementioned approximately US $1,600,000 of funding to the buyer in connection with the sale of the Brazilian subsidiary and approximately US $300,000 for legal and accounting fees and expenses. The foregoing are estimates only. Actual amounts will not be known until we have implemented the proposed sale transaction.

Even after the sale, we may continue to be exposed to certain liabilities arising in connection with the prior operations of our Brazilian subsidiary, including, without limitation, from lawsuits pending in the labor courts in Brazil in which plaintiffs are seeking a total of nearly US $8,000,000 in damages from our Brazilian subsidiary, as well as VAT tax liabilities. We believe many of these labor court claims are without merit and the amount of damages being sought is significantly higher than any damages which may have been incurred. We estimate these claims can ultimately be resolved for less than US $1,000,000, but it is reasonably possible that the amount may be as high as US $1,500,000. See Footnote 10 with respect to VAT taxes. We understand that under the laws of Brazil, that a concept of fraudulent bankruptcy exists, which may hold a parent company liable for the liabilities of its Brazilian subsidiary in the event some level of fraud or misconduct is shown during the period that the parent company owned the subsidiary. While we believe that there has been no such fraud or misconduct, there can be no assurance that the courts of Brazil will not make such a finding nonetheless. The risk of exposure to us substantially diminishes if the buyer continues to operate the Brazilian subsidiary for a period of at least two years, as the risk of a finding of a fraudulent bankruptcy lessens and pre-sale liabilities are paid off. Finally, in connection with this exit, we will claim a worthless stock deduction which the Company anticipates will generate of tax benefit of approximately US $9.5 million, net of a US $2.9 million valuation allowance. While the Company and its tax advisors believe that this deduction is valid, there can be no assurance that the IRS will not challenge it and, if challenged, there is no assurance that the Company will prevail.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO). Based upon an evaluation performed, our management concluded that our disclosure controls and procedures were not effective in 2014 in Brazil or as of January 31, 2015 and constitutes a material weakness. Further, the prior period adjustments relating to Brazil meant that entity level controls and procedures were not effective in 2014 or as of January 31, 2015 relating to Brazil and constitute a material weakness. However, the China and Related Party weaknesses of FY14 have been fully remediated as of January 31, 2015.

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

Even if available, additional financing may be more costly than our current facility and may have adverse consequences. If additional funds are raised through the incurrence of debt, we will incur increased debt servicing costs and may become subject to additional restrictive financial and other covenants. We can give no assurance as to the terms or availability of additional capital. Although management believes it currently has sufficient capital following our equity financing in October 2014, if we do need additional capital in the future and are unsuccessful, it could reduce our net sales and materially adversely impact our earning capability and financial position.

We have incurred losses for the fiscal years ended January 31, 2013 and January 31, 2014 and there can be no assurance we will not incur losses in the future.

We have incurred losses in prior years, including net losses of $26.3 million for FY13 and $0.1 million for FY14. Such losses in FY13 and FY14 resulted mainly from losses sustained by us in Brazil, including for FY13 (a) the write-down in Brazil of goodwill and other intangibles (b) a $7.9 million charge in respect of our arbitration settlement in Brazil, and (c) the termination of our supply agreement with DuPont de Nemours. In general, the Company has continually suffered losses from Brazilian operations. Although we returned to profitability in FY15, there can be no assurance that profitability will continue in the future.

We are required to make, over the next four years, substantial cash payments in respect of the settlement agreement.

Substantial cash payments are required relating to the settlement agreement resulting from the arbitration award in Brazil, as described in Note 4 to the Financial Statements. As of January 31, 2015, the remaining liability associated with the settlement agreement is $4.0 million and is payable $250,000 a quarter over the next four years, with no interest. Default on this obligation will have serious negative consequences.

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

We are also exposed to foreign currency exchange rate risks as a result of our sales to customers in foreign countries in the amount of $49.7 million in FY15. Our sales in these countries are usually denominated in the local currency. If the value of the US dollar increases relative to these local currencies, and we are unable to raise our prices proportionally, then our profit margins could decrease because of the exchange rate change. We do not hedge the Brazilian Real as it costs approximately 9% a year of the amount hedged, and management has deemed this not to be cost effective. This risk will also increase in the event that we continue to increase our sales in other foreign countries, other than Brazil. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk Foreign Currency Risk.”

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

Our primary risk from foreign currency exchange rate changes is presently related to non-US dollar denominated sales in Brazil, Canada and Europe and, to a smaller extent, in other South American countries and dollar-denominated payables in Brazil. Our sales to customers in Brazil are denominated in Brazilian Reals, in Canada in Canadian dollars, in Europe in Euros and British pounds and in China in RenminBi. If the value of the US dollar increases relative to the Canadian dollar, the Real, the Pound or the Euro, then our net sales could decrease as our products would be more expensive to these international customers because of changes in rate of exchange. The largest supplier of raw materials to Brazil is an American company, and these payables are denominated in US dollars. If the Brazilian Real weakened against the US dollar, it would make our costs higher and trigger a loss on foreign exchange on the payables. Our sales from China are denominated in the Chinese Yuan, US dollar and Euros. We manage the foreign currency risk through the use of rolling 90-day forward contracts against the Canadian dollar and Euros and through longer term cash flow hedges in China against the Euro. We do not hedge other currencies at this time. In the event that non-US dollar denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results. The only significant unhedged foreign exchange exposure we have is the Brazilian Real. Other unhedged currency exposure is not significant.

Our results of operations may vary widely from quarter to quarter.

Our quarterly results of operations have varied and are expected to continue to vary in the future. These fluctuations may be caused by many factors, including:

•	Currency volatility;
•	Global crisis, such as the Ebola outbreak or oil spills;
•	Our expansion of international operations;
•	Competitive pricing pressures;
•	Seasonal buying patterns resulting from the cyclical nature of the business of some of our customers;
•	Changes in the mix of products and services sold;
•	The timing of introductions and enhancements of products by us or our competitors;
•	Market acceptance of new products;
•	Technological changes in fabrics or production equipment used to make our products;
•	Changes in the mix of domestic and international sales;
•	Personnel changes; and
•	General industry and economic conditions.

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

Our sales are generally made on the basis of individual purchase orders, which may later be modified or canceled by the customer, rather than on long-term commitments. We have historically been required to place firm orders for fabrics and components with our suppliers prior to receiving an order for our products, based on our forecasts of customer demands. Our sales process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates, causing excess inventory to accrue or a lack of manufacturing capacity when needed. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or not at all. As a result, we would have excess inventory, which would negatively impact our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would lose sales opportunities, lose market share and damage our customer relationships. On occasion, we have been unable to adequately respond to delivery dates required by our customers because of the lead time needed for us to obtain required materials or to send fabrics to our assembly facilities in China, Brazil and Mexico. We must recruit and retain skilled employees, including our senior management, to succeed in our business.

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

Other than our purchases of Kevlar® and Nomex® fabrics, both of which we bought either directly and indirectly from DuPont since 1986, we generally use standard fabrics and components in our products. We rely on nonaffiliated suppliers and manufacturers for the supply of these fabrics and components that are incorporated in our products. If such suppliers or manufacturers experience financial, operational, manufacturing capacity or quality assurance difficulties, or if there is a disruption in our relationships, we will be required to locate alternative sources of supply. We cannot assure you that we will be able to locate such alternative sources. In addition, we do not have any long-term contracts with any of our suppliers for any of these components. Our inability to obtain sufficient quantities of these components, if and as required in the future, may result in:

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

We derived approximately 50% of our net sales from customers located in foreign countries in FY15. We intend to seek to increase the amount of foreign sales we make in the future. The additional risks of foreign sales include:

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

As of January 31, 2015, our directors and executive officers beneficially owned or could vote approximately 8.31% of the outstanding shares of our common stock. As a result of their ownership of common stock and their positions in our Company, our directors and executive officers are able to exert significant influence on our Company and on matters submitted to a vote by our stockholders. In particular, as of January 31, 2015, Christopher J. Ryan, our chief executive officer, president and secretary and a director, beneficially owned or votes approximately 6.0% of our common stock. The ownership interests of our directors and executive officers, including Mr. Ryan, could have the effect of delaying or preventing a change of control of our Company that may be favored by our stockholders generally.

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

The market price of our common stock could be subject to significant fluctuations in response to quarter-to-quarter variations in our operating results, announcements of new products or services by us or our competitors and other events or factors. For example, a shortfall in net sales or net income, or an increase in losses, from levels expected by securities analysts or investors, could have an immediate and significant adverse effect on the market price of our common stock. Volume fluctuations that have particularly affected the market prices of many micro and small capitalization companies and have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

Our common stock is an equity interest and therefore subordinated to our indebtedness.

Payments of the principal and interest under the notes issued under the loan agreements entered into in connection with our senior financing are secured by liens on, and security interests in, substantially all of our and our subsidiaries’ present and after-acquired assets. In the event of our liquidation, dissolution or winding up, our common stock would rank below all debt and creditor claims against us. As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon our liquidation, dissolution or winding up until after all of our obligations to our debt holders and creditors have been satisfied.

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

Address	Annual Rent	Lease Expiration	Principal Activity

Lakeland Industries, Inc. (Headquarters) 701-7 Koehler Avenue Ronkonkoma, NY 11779	Owned	N/A	Administration Sales

Lakeland Industries, Inc. • 202 Pride Lane; and • 3420 Valley Avenue; and • 201 Pride Lane SW Decatur, AL 35603	Owned	N/A	Administration Manufacturing Warehouse Sales

Lakeland Brazil, S.A. Rua do Luxemburgo, 260, Lotes 82/83, Condomicion Industrial Presidente Vargas Piraja, Salvador, Bahia Brazil 41230-130	Owned	N/A	Administration Manufacturing Warehouse Sales

Lakeland Brazil, S.A. Porto Rico Street, Lots 16/17/18 Granjas Rurais, Salvador	Owned	N/A	Land for future expansion

Lakeland Protective Real Estate 59 Bury Court Brantford, ON N3S 0A9 - Canada	Owned	N/A	Sales Warehouse

Lakeland Mexico Carretera a Santa Rita, Calle Tomas Urbina #1 Jerez de Garcia, Salinas, Zacatecas, Mexico	Owned	N/A	Administration Manufacturing Warehouse Sales

Weifang Lakeland Safety Products Co., Ltd. Plant #1 Xiao Shi Village AnQui City, Shandong Province, PRC 262100	Owned(1)	N/A	Administration Manufacturing Warehouse Sales

Address	Annual Rent	Lease Expiration	Principal Activity

Lakeland Industries, Inc. 1701 4th Avenue, SE Decatur, AL 35603	$24,000	Month to month	Warehouse

Lakeland Industries, Inc. 3428 Valley Avenue Decatur, AL 35603	$21,000	Month to month	Warehouse

Lakeland Argentina, SRL Av. Roca N 2450 Lot 110 Parque Industrial Florida Oeste-Vincent Lopez, Buenos Aires, Argentina B1604BZL	$45,000	8/18/2015	Administration Manufacturing* Warehouse Sales

Lakeland Brazil, S.A. 428 Apucarana Street, 1st Floor, Tatuape Sao Paulo, Brazil	$27,000	08/14/2017	Sales

Lakeland Industries Chile Limitado Roman Spech 3283, Comunica Quinta Normal, Santago, Chile	$61,000	1/31/2017	Administration Warehouse Sales

Lakeland (Beijing) Safety Products Co., Ltd. Unit 503, Building B, Sinolight Plaza No. 4 Wangjing Qiyang Road, Chaoyang District Beijing 100102 PRC	$43,300	5/30/2016	Sales

Lakeland (Beijing) Safety Products Co., Ltd. Unit 502, Building B, Sinolight Plaza No. 4 Wangjing Qiyang Road, Chaoyang District Beijing 100102 PRC	$18,900	5/30/2015	Sales

Lakeland (Beijing) Safety Products Co., Ltd. Unit 1104, Number 570 Shengxia Road Zhangjing Science and Technology Park District Shanghai City, PRC	$34,200	08/31/2017	Sales

Lakeland (Beijing) Safety Products Co., Ltd. No. 1779 Chenqiaocun South, Liuzao Town Pudong District, Shanghai, PRC	$18,200	11/30/2016	Warehouse

Weifang Meiyang Protective Products Co., Ltd. Xiao Shi Village, AnQui City Shandong Province, PRC 262100	$13,000	12/31/2016	Manufacturing Warehouse

Weifang Meiyang Protective Products Co., Ltd. Xiao Shi Village, AnQui City Shandong Province, PRC 262100	$13,300	10/07/2017	Cutting Shop Warehouse

Address	Annual Rent	Lease Expiration	Principal Activity

Weifang Lakeland Safety Products Co., Ltd Nanyuan Road, Anqui City Shandong Province, PRC 262100	$16,500	11/30/2016	Warehouse

Lakeland Glove and Safety Apparel Private, Ltd. Plots 50, Noida Special Economic Zone New Delhi, India	$1,920	10/01/2029	Warehouse Sales

Lakeland Glove and Safety Apparel Private, Ltd. Plots 81, Noida Special Economic Zone New Delhi, India	$3,500	02/01/2024	Warehouse Sales

Lakeland Glove and Safety Apparel Private, Ltd. Plot B-42, Sector 2 Noida, District-Gautam Budh Nagar, India	$15,500	8/1/2015	Sales

Art Prom, LLC Varashilova Street 5/1, Ust-Kamnogorsk, Kazakhstan, 070002	$1,100	9/1/2015	Manufacturing* Warehouse Sales

RussIndProtection, Ltd. 201, vlad. 4B, str.1, 38km, MKAD Moscow, Russia 117574	$10,500	12/31/2015	Warehouse Sales

Lakeland Industries Europe Ltd. Unit 9/10 Park 2, Main Road New Port, East Yorkshire HU15 2RP United Kingdom	Approximately $120,000 (varies with exchange rates)	March 2023 (with 8-year review period from 4/2011	Warehouse Sales

(1) We own the buildings in which we conduct the majority of our manufacturing operations in China and lease the land underlying the buildings from the Chinese government. We have 31 years remaining under the leases with respect to the AnQui City facilities.

* A small amount of manufacturing is done locally, but most sales are made in other Lakeland facilities.

Our facilities in Alabama, Mexico, China, Argentina and Brazil contain equipment used for the design, development, manufacture and sale of our products. Our operations in Canada, United Kingdom, Brazil, Chile, Hong Kong, Russia, India and Kazakhstan are primarily sales and warehousing operations receiving goods for resale from our manufacturing facilities around the world. We had $2.30 million and $2.42 million of net property and equipment located in the US; $2.70 million and $2.64 million in China; $2.17 million and $2.09 million in Mexico and $1.54 million and $1.86 million in Brazil as of January 31, 2015 and 2014, respectively.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to litigation arising in the ordinary course of our business. Other than the proceedings related to the law suits pending in labor courts in Brazil, VAT tax issue and the Brazilian income tax audit described respectively in Note 13, Note 10 and Note 8 to the financial statements, we are not currently a party to any litigation or other legal proceedings that we believe could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows.

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

	Price Range of Common Stock
	High	Low
Fiscal 2015
First Quarter	$7.27	$6.25
Second Quarter	7.90	6.15
Third Quarter	29.00	5.52
Fourth Quarter	13.78	8.50

Fiscal 2014
First Quarter	$5.05	$3.54
Second Quarter	5.01	3.48
Third Quarter	5.70	4.07
Fourth Quarter	6.87	4.91

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

Dividend Policy

In the past, we have declared dividends in stock to our stockholders. We paid a 10% dividend in additional shares of our common stock to holders of record on July 31, 2002, July 31, 2003, April 30, 2005 and August 1, 2006. We may pay stock dividends in future years at the discretion of our board of directors and consent of our lenders.

We have never paid any cash dividends on our common stock, and we currently intend to retain any future earnings for use in our business. The payment and rate of future cash or stock dividends, if any, or stock repurchase programs are subject to the discretion of our board of directors and will depend upon our earnings, financial condition, capital or contractual restrictions under our credit facilities and other factors. In addition, the payment of cash dividends is restricted by the terms of our current senior loan agreement.

ITEM 6. Selected Financial Data

The following selected consolidated financial data as of and for our FY15, FY14, FY13, FY12 and FY11 has been derived from our audited consolidated financial statements. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K.

While as a smaller reporting company disclosure of Selected Financial Data is not required, the Company is voluntarily including such disclosures.

	Summary of Operations
	Year Ended January 31,
	(in thousands, except share and per share data)
	2015	2014**	2013**	2012**	2011**
Income Statement Data:
Net sales from continuing operations	$99,734	$91,385	$95,117	$96,327	$99,518
Operating profit (loss) from continuing operations	4,957	(359)	(1,030)	1,742	4,116
Foreign exchange charge Brazil*	(125)	(476)	(741)	(304)	—
Arbitration judgment in Brazil	—	—	(7,874)	—	—
Goodwill and other intangibles impairment Brazil	—	—	(9,954)	—	—
Income (loss) from continuing operations before income taxes	61	(2,971)	(20,731)	839	2,287
Income tax expense (benefit)	(8,337)	(2,851)	5,036	(254)	892
Net income (loss) from continuing operations	8,398	(120)	(25,767)	1,093	1,395
Net income (loss) on discontinued operations net of tax	—	—	(522)	(1,470)	(423)

Earnings (loss) per share - basic	$1.35	$(0.02)	$(4.87)	$0.21	$0.26

Earnings (loss) per share – diluted	$1.33	$(0.02)	$(4.87)	$0.20	$0.25
Weighted average common shares outstanding
Basic	6,214,303	5,689,230	5,290,332	5,224,552	5,440,364
Diluted	6,325,525	5,689,230	5,290,332	5,356,114	5,520,541
Balance Sheet Data:
Current assets	$66,818	$65,481	$60,605	$70,441	$72,458
Total assets	93,208	80,483	80,051	99,138	98,109
Current liabilities	23,824	26,835	27,761	9,312	10,577
Long-term liabilities	6,128	9,171	8,801	19,061	15,867
Stockholders’ equity	63,256	44,477	43,489	70,765	71,665

* We do not hedge against foreign exchange (FX) movements in the Brazilian currency. In FY11 we had an FX gain which is included in operating profit for FY11 and in FY12, FY13 and FY14 and FY15 we had a FX loss in Brazil.

**Restated as prior period adjustment pursuant to Note 10 and Note 16 in the financial statements.

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

Overview

In FY15, operating profit increased in the US before corporate expenses from $5.22 million in FY14 to $7.27 million in FY15 and increased in China from $3.54 million in FY14 to $4.12 million in FY15. This is largely due to the improvements in sales of Lakeland branded products and Ebola related sales in the chemical and disposables divisions.

Management believes that we have turned around the operations worldwide, outside of Brazil. Consolidated operating income was $5.0 million in FY15 compared with $(0.4) million operating loss in FY14. Excluding Brazil, worldwide operating profits increased to $7.0 million in FY15 compared to $4.1 million in FY14. The Company’s recent successful stock offering and improved borrowing terms reflect this turnaround.

The PPE market continues to grow worldwide as developing countries increasingly adopt the protection standards of North America and Europe, and standards in the more developed countries become more stringent and cover more types of workers. Management believes Lakeland is uniquely positioned to take advantage of these trends with its presence in so many major and high growth potential markets worldwide. However, Management also understands that significant investment in these markets is required for the Company to realize its goals for growth in revenue and income as our many markets continue to evolve and attract more competition.

Consequently, the Company’s improvements in operating income, cash availability, and business outlook have been of critical importance by making possible multiple investments in our operations and organization that had been deferred during the past few challenging years. Additional personnel in sales and marketing have been hired worldwide in order to increase penetration in existing markets and pursue new sales channels. New equipment has been purchased to increase manufacturing capacity and efficiency as well as to replace older equipment. New accounting and operations software is being installed to improve processes, planning, and access to sales, financial, and manufacturing data. New technologies in fabrics and manufacturing are being explored. Management believes the Company’s ability to compete for the global opportunities in its industry are being enhanced.

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

We have operated facilities in Mexico since 1995, in China since 1996, and in Brazil since 2008. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. Our net sales attributable to customers outside the United States were $49.7 million and $44.7 million in FY15 and FY14, respectively.

We anticipate R&D expenses to be $200,000 in FY16 compared to $90,000 in FY15, as some of our R&D will involve equipment purchases, as well as material costs. We are gradually returning our R&D efforts to normal levels as business performance permits.

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

Valuation of Goodwill and Other Intangible Assets. Goodwill and indefinite lived, intangible assets are tested for impairment at least annually; however, these tests may be performed more frequently when events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill and other intangibles impairment is evaluated utilizing a two-step process as required by US generally accepted accounting principles (“US GAAP”). Factors that the Company considers important that could identify a potential impairment include: significant underperformance relative to expected historical or projected future operating results; significant changes in the overall business strategy; and significant negative industry or economic trends. The Company measures any potential impairment on a projected discounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results.

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

Foreign Currency Risks. The functional currency for the Brazil operation is the Brazil Real; the United Kingdom, the Euro; the trading company in China, the RenminBi; the Canadian Real Estate, the Canadian dollar; and the Russian operation, the Russian Ruble and Kazakhstan Tenge. All other operations have the US dollar as its functional currency.

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

If the assessment of a contingency indicates that it is probable that a material loss has been or is probable of being incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Significant Balance Sheet Fluctuation January 31, 2015, as Compared to January 31, 2014

Balance Sheet Accounts. Cash increased by $2.2 million, borrowings under the revolving credit facility decreased by $6.8 million, and subordinated debt, net of original issue discount decreased by $1.5 million due to the completion of the equity private placement in October 2014, a portion of the proceeds of which were used to fully repay the Company’s subordinated debt and to temporarily pay down a portion of the Company’s senior revolving credit facility. Inventory net of reserves had a modest increase of $0.5 million. Accounts receivable increased $0.4 million primarily due to sales volume in the UK and increased volume in chemical and disposable sales in the US. Prepaid tax increased $1.3 million for VAT tax refunds receivable in Latin America and the UK. Intangibles, prepaid bank fees and other assets, net decreased $1.1 million primarily due to the early extinguishment of the subordinated debt and the corresponding write off of prepaid bank fees. Accounts payable increased $0.2 million for Mexico accounts payables related to Mexico national sales and China purchases resulting from an increase in production capacity to meet worldwide sales requirements. Accrued compensation and benefits increased $1.7 million primarily as a result of payroll accruals in Brazil for labor disputes and the standardization of payroll accruals for international subsidiaries. Other accrued expenses increased $1.1 million due to VAT taxes payable in the UK and Brazil. Short term borrowing increased $0.7 million mainly as China increased production capacity to meet worldwide sales requirements and where extended payment terms with suppliers are negotiable. Deferred tax asset. net increased by $13.1 million due to the $9.5 million tax benefit in the USA resulting from Brazil losses.

Year Ended January 31, 2015, Compared to the Year Ended January 31, 2014

Results of Operations

The following table sets forth our historical results of continuing operations for the years and three-months ended January 31, 2015 and 2014, as a percentage of our net sales from operations.

	For the Year		For the Three Months
	Ended January 31, Audited		Ended January 31, Unaudited
	2015	2014	2015	2014
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of goods sold	66.20%	72.83%	62.52%	71.88%
Gross profit	33.80%	27.17%	37.48%	28.12%
Operating expenses	28.83%	27.57%	29.15%	29.87%
Operating profit (loss)	4.97%	(0.40)%	8.33%	(1.75)%
Early extinguishment of sub debt interest expense, VAT tax charge, foreign exchange in Brazil, settlement of arbitration award and other income, net	(4.84)%	(2.86)%	(0.67)%	—
Income (loss) before tax	0.06%	(3.25)%	6.79%	(6.12)%
Income tax expense (benefit)	(8.36)%	(3.12)%	(35.76)%	1.13%
Net income (loss)	8.42%	(0.13)%	42.55%	(7.25%)

Net Sales. Net sales increased $8.3 million, or 9.1%, to $99.7 million for the year ended January 31, 2015, from $91.4 million for the year ended January 31, 2014. Generally, sales increases were due in part to an increase in sale of specialty protective suits worn by healthcare workers and others in view of the recent Ebola crisis and otherwise overall strengthening of the Company’s operations. The Company anticipates that the strength in sales related to the Ebola crisis will favorably affect the first quarter of fiscal 2016 and possibly thereafter. Net sales in China increased by $4.1 million or 9.6% primarily due to inter-company demand from the US and UK. Sales in the UK increased by $2.8 million, or 24.6%, mainly as a result of volume increases associated with the Company’s Ebola crisis response. Russia and Kazakhstan sales combined increased $0.1 million or 5.0% as these locations continue to grow. South America sales, excluding Brazil, increased $2.1 million, or 53.2%, primarily due to a large sale of fire gear in Ecuador. US domestic sales of disposables increased by $2.8 million and chemical sales increased by $0.8 million mainly due to sales volume associated with the Company’s Ebola crisis response. Fire protection sales increased $0.9 million, glove sales decreased $0.1 million, wovens sales increased $0.2 million and reflective sales decreased by $0.2 million primarily due to the initial conversion volume for one large utility last year which is now replacement sales, for an overall sales gain in the US of $3.3 million, or 7.2%. Sales in Brazil have somewhat stabilized under new management but were $0.9 million less than prior year sales. Numbers may not add due to rounding.

For purposes of the Management’s Discussion, the reference to “Q” shall mean “Quarter.” Thus “Q4” means the fourth quarter of the applicable fiscal year.

Gross Profit. Gross profit increased $9.0 million, or 35.8%, to $33.7 million for the year ended January 31, 2015, from $24.8 million for the year ended January 31, 2014. Gross profit as a percentage of net sales increased to 33.8% for the year ended January 31, 2015, from 27.2% for the year ended January 31, 2014. The major factors driving the changes in gross margins were:

~~•~~	Disposables gross margins remained relatively level at 28.6% as compared to last year of 28.8%
~~•~~	Fire gross margins improved to 18.2% this year over 13.7% last year as management continues to work on process improvements and introduces new higher margin gear
•	Reflective gross margins improved 7.6 percentage points primarily as a result of the closure of the Pennsylvania facility and movement of production to more cost effective facilities in China and Mexico.
•	Brazil gross margin was 31.9% for this year compared with (4.28)% last year, primarily due to inventory write-downs and heavy discounting to promote sales and sales of raw material below cost to raise cash for Brazil last year and continuing cost cutting measures under new management this year.
•	Chemical margins increased by 3.9 percentage points due to a different sales mix.
•	Canada gross margin remained level at 38.6%.
•	UK margins increased by 6.9 percentage points primarily from higher volume and sales mix associated with the Company’s response to the Ebola crisis.
~~•~~	Chile margins increased by 19.4 percentage points due to stronger volume as a result of a large sale to a fire department in Ecuador.
~~•~~	Gross margins in China were down for the manufacturing facilities as the sales mix was weighted heavily towards inter-company sales while the gross margins in Beijing gained 4.1 percentage points and Hong Kong gained 7.3 percentage points.

Operating Expenses. Operating expenses increased $3.6 million, or 14.1%, to $28.8 million for the year ended January 31, 2015, from $25.2 million for the year ended January 31, 2014. As a percentage of net sales, operating expenses increased to 28.9% for the year ended January 31, 2015 from 27.6% for the year ended January 31, 2014. The primary factors comprising the increase in operating expenses in the year ended January 31, 2015 included a $0.6 million increase in commissions and a $0.4 million increase in freight out and customs as a result of higher volume, $0.6 million increase in expenses associated with the co-op program, a $0.4 million increase in salaries resulting from additional personnel in US, Mexico, UK and Canada for marketing and sales support and three new sales hires in Mexico, a one-time noncash charge of $1.0 million for equity compensation associated with changing the performance level of the restricted stock plan from zero to maximum, an increase in professional fees of $0.4 million due to additional audit procedures performed and the change in accounting firms, various legal issues and tax planning for Brazil. $0.3 million increase in travel and entertainment expenses and $0.4 million increase in currency fluctuations in Argentina, Brazil and the UK.

Operating Profit/(Loss). Operating profit/(loss) increased by $5.3 million to $5.0 million from a loss of $0.4 million for the prior year. Operating profit as a percentage of net sales increased for the year ended January 31, 2015, from a loss of 0.4% for the year ended January 31, 2014, to a profit of 5.0% in FY15, primarily as a result of overall improvement in worldwide operations and efficiencies, strong sales volume and cost cutting measures in Brazil. Without Brazil’s operating loss of $2.0 million in FY15, the Company would have had operating income of $7.0 million and without Brazil, the Company would have had an operating income of $4.1 million in FY14. Operating profit excluding Brazil therefore increased $2.9 million or 71.7% in FY15 as compared to FY14.

Interest Expense. Interest expense increased by $0.2 million for the year ended January 31, 2015, compared to the year ended January 31, 2014, due to higher balances outstanding in the US prior to completion of the equity private funding in October 2014 and increased borrowing in Brazil at higher local interest rates currently prevailing. Also included in interest expense for fiscal 2015 is a non-cash charge of approximately $0.3 million of amortization of OID on the Subordinated Debt. Since the equity raise and repayment of subordinated debt in October 2014, the prevailing interest expense has decreased substantially.

Other Expenses - Net. Other expenses increased $2.2 million mainly from charges associated with the early extinguishment of the Subordinated Debt.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense decreased $5.4 million to a net benefit of $8.3 million for the year ended January 31, 2015, from a benefit of $2.9 million for the year ended January 31, 2014. Income taxes included a $9.5 million benefit associated with the Brazil worthless stock deduction discussed further in Note 8 to the consolidated financial statements, a non-cash charge of $325,000 for the dividend paid by Weifang its Chinese subsidiary in July 2014, $77,000 for the dividend paid by its Chinese subsidiary Meiyang to the US in October 2014, $33,000 for the dividend paid by its Canadian subsidiary in January 2015 and further reflects $363,000 of non-cash charges in fiscal 2015 for additional US taxes on UK and the noncash charge of $350,000 for the change in the performance level of the 2012 Restricted Stock Plan from zero to maximum. Income taxes also reflect the write-off of $1.6 million relating to the remaining unamortized original issue discount on the subordinated debt repayment which is not deductible for tax purposes. The prior year included a reversal of a deferred tax valuation reserve of $4.5 million.

Net Income (Loss). Net income (loss) increased $8.5 million to a gain of $8.4 million for the year ended January 31, 2015, from a loss of $0.1million for the year ended January 31, 2014. The increase in net income was primarily a result of the income tax benefit associated with the Brazil worthless stock deduction of $9.5 million discussed further in Note 8, overall improvements in worldwide operations and strong sales volume outside Brazil offset by losses in Brazil of $2.7 million, the charge of $2.3 million for early extinguishment of the Subordinated Debt and a one-time noncash charge of $1.0 million for equity compensation associated with changing the performance level of the restricted stock plan from zero to maximum.

Fourth Quarter Results

Factors affecting Q4FY15 results included:

•	Increased sales volume due to the Company’s response to the Ebola Crisis, primarily in the US and in the UK in the disposables and chemical product lines.
•	We continue to see price increases in our Chinese manufacturing operations with labor source availability a concern.
•	Lakeland Europe, Lakeland Argentina and Lakeland China experienced strong Q4 FY15 sales.
•	Increased profitability in the Reflective division due to the closure of the Pennsylvania facility and resulting labor and overhead reductions and strong volume.
•	Experienced the continuing volatility in currencies in Russia, Argentina and the UK.
•	Gross profit in Q4 FY15 was 37.5% this year vs. 28.2% in Q4 FY14, mainly resulting from Ebola related sales and management’s continuing efforts to improve process efficiencies, streamline production and control cost and large inventory reserves taken in Q4 last year in Brazil, the USA and China.

Costs Associated with Exit or Disposal Activities and Subsequent Discontinued Operations

On April 29, 2015, the Board of Directors of the Company determined to exit the Brazilian market. The Company’s Brazilian operations have been unprofitable over the last three years. After extensively considering a number of options and the advice of Brazilian legal counsel, the Board of Directors approved a sale of the Company’s wholly-owned Brazilian subsidiary, Brasil Industria E Comercio de Roupas E Equipamentos de Protecao Individual LTDA (“Lakeland Brazil”), to a current officer of Lakeland Brazil, subject to successful negotiation and entry into a definitive agreement. It is intended that the sale involve the assumption of a substantial amount of liabilities by the buyer and additional funding from the Company. The sale is also subject to the approval of the Company’s senior lender, Alostar Bank of Commerce. The Company anticipates receiving formal approval from the bank in early Q2. The Company expects that the sale of Lakeland Brazil will occur during the second quarter of fiscal 2016. There can be no assurances that the sale will be successfully consummated.

Beginning in the first fiscal quarter of 2016, historical and future financial results from the Brazilian operations will be reflected as discontinued operations in accordance with GAAP. Discontinued operations accounting will entail the reclassification of all of the financial results of Lakeland Brazil within the consolidated financial results of the Company, and a restatement of prior periods to reflect the same treatment. The Company’s global operations, excluding Brazil, will be shown in financial reports as Continuing Operations, with the operations of Lakeland Brazil presented as a separate line item under Discontinued Operations. As described above in the income tax discussion, the Company will claim a worthless stock deduction for Brazil which it anticipates will generate a benefit for USA taxes of approximately US $9.5 million net of a US $2.9 million valuation allowance. This USA tax benefit is reflected in the Company’s financial results for the fourth quarter of fiscal 2015. This will mean that the Company will not be expected to have to pay cash taxes in the USA for years to come (although there will be such charges, non-cash, for accounting purposes) and will result in enhanced Free Cash Flow (earnings before interest, taxes, depreciation and amortization, less cash paid for income taxes and less capital expenditures) as the USA generates profits.

The Company currently estimates that it will incur total pre-tax exit and disposal costs of approximately US $1.9 million, consisting of approximately US $1.6 million of funding to the buyer in connection with the sale of Lakeland Brazil and approximately US $300,000 for legal and accounting fees and expenses. The foregoing are estimates only. Actual amounts will not be known until the Company has fully implemented the proposed sale transaction. The Company anticipates its contribution to the buyer will go towards payment of severance costs, taxes, supplier termination fees, VAT tax litigation fees, labor court claims and other of the buyer’s transaction costs and expenses. The Company expects to accrue the full amount of the expected exit and disposal costs during the second fiscal quarter of 2016 concurrent with the expected closing of the sale transaction. The Company believes these amounts will be more than offset by the anticipated benefit for USA taxes as described above. The Company expects an aggregate net gain and an overall increase to stockholders equity as a result of the matters discussed in this section (Costs Associated with Exit or Disposal Activities and Subsequent Discontinued Operations), which are being reported over several reporting periods.

Increase sales and profits related to Ebola sales

The Company has experienced significant increase in sales and profit in Q4 that continued through Q1 of FY16.  Q2 of FY16 sales for Ebola products will be at significantly lower levels, primarily for the preparedness market as federal funds are made available.

Liquidity and Capital Resources

Cash Flows

As of January 31, 2015, we had cash and cash equivalents of $6.8 million and working capital of $43.0 million, an increase of $2.2 million and $4.3 million, respectively, from January 31, 2014. We have operations in many foreign jurisdictions which may place restrictions on repatriation of cash to the US. We are planning various strategies to mitigate this issue. Our primary sources of funds for conducting our business activities have been from cash flow provided by (used in) operations and borrowings under our credit facilities described below. Much of our cash is overseas, and international cash management is affected by local requirements. We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures. The increase in cash and cash equivalents and the $4.3 million increase in working capital were primarily due to the completion of the equity private placement in October 2014, a portion of the proceeds of which were used to fully repay the Company’s subordinated debt and to temporarily pay down a portion of the Company’s senior revolving credit facility.

Net cash provided by operating activities of $3.3 million for the year ended January 31, 2015 was due primarily to the early extinguishment of subordinated debt and write-off of unamortized original issue discount and bank fees of $2.3 million and PIK interest on subordinated debt and amortization of OID of $0.9 million, $2.8 million increase in accrued compensation and expenses mostly due to labor litigation accruals in Brazil and the standardization of all compensation accruals in foreign subsidiaries, and $1.2 million in equity compensation as a onetime noncash charge for a change in the performance level in the restricted stock program from zero to maximum. These activities were offset by a $0.8 million decrease to reserves for inventory obsolescence as all remaining Tyvek and Tychem products were sold, a $0.1 million reduction to the provision for bad debt, a $9.3 million charge to deferred income taxes primarily from a worthless stock deduction taken in the US in respect of Brazilian operations, a $0.8 reduction to accounts receivables mostly due to collections efforts, a $0.5 million reduction to inventory levels and $1.3 million reduction to prepaid VAT mostly in Argentina, Brazil and the UK.

Net cash used in investing activities of $0.9 million and $0.1 million in the years ended January 31, 2015 and 2014, respectively, was due to an increase in production capacity in one of our China factories. For both periods the use was purchases of property and equipment, offset in FY14 with proceeds of the sale of our Qingdao facility. Net cash used in financing activities in the year ended January 31, 2015, was primarily due to new borrowings under the revolving credit agreement, new financing in the US, the early extinguishment of the subordinated debt in the US and China and Brazil new borrowings.

Credit Facility

We currently have one Senior credit facility: $15 million revolving credit facility which commenced June 28, 2013, of which we had $5.6 million of borrowings outstanding as of January 31, 2015, expiring on June 30, 2016, at a current per annum rate of 6.25%. Maximum availability in excess of amount outstanding at January 31, 2015, was $9.4 million. Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to earnings before interest, taxes, depreciation and amortization and others relating to fixed charge coverage ratio and limits on capital expenditures and investments in foreign subsidiaries. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders, including Development Bank of Canada (“BDC”), have a security interest in substantially all of our US and Canadian assets and pledges of 65% of the equity of the Company’s foreign subsidiaries, outside Canada which is 100%. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business. This financing is described more fully in Note 6 to the Financial Statements. We believe that our current availability under our Credit Facility, coupled with our anticipated operating cash and cash management strategy, is sufficient to cover our liquidity needs for the next 12 months. As a subsequent event, on March 31, 2015 the Company and its wholly-owned subsidiary, Lakeland Protective Wear Inc., entered into a First Amendment to Loan and Security Agreement with AloStar Bank of Commerce relating to their senior revolving credit facility. Pursuant to the Amendment, the parties agreed to (i) reduce the rate of interest on the revolving loans by 200 basis points and correspondingly lower the minimum interest rate floor from 6.25% to 4.25% per annum, and (ii) extend the maturity date of the credit facility to June 28, 2017.

Since the equity raise and repayment of subordinated debt in October 2014, the prevailing interest expense has decreased substantially.

Capital Expenditures

Our capital expenditures in FY15 of $0.9 million principally relate to additions to building and equipment in China, manufacturing equipment, computer system and leasehold improvements. We anticipate FY16 capital expenditures to be approximately $1.0 million. There are no further specific plans for material capital expenditures in the fiscal year 2016.

Recent Accounting Developments

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). ASUs not listed below were determined to either not be applicable or to have a minimal impact on the consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. This guidance permits the use of one of two retrospective transition methods. The Company has neither selected a transition method, nor determined the effects that the adoption of the pronouncement may have on its consolidated financial statements.

Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU No. 2014-15 provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in footnote disclosures. This guidance is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter, with early application permitted. The Company does not anticipate that the adoption of the guidance will have any impact on its financial position, results of operations or cash flows.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

While as a smaller reporting company, disclosure of risk factors is not required, the Company is voluntarily including such disclosures.

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

Our primary risk from foreign currency exchange rate changes is presently related to non-US dollar denominated sales in Brazil, Canada and Europe and in other South American countries and dollar-denominated payables in Brazil. Our sales to customers in Brazil are denominated in Brazilian Reals, in Canada in Canadian dollars and in Europe in Euros and British pounds. If the value of the US dollar increases relative to the Canadian dollar, the Real, the Pound or the Euro, then our net sales could decrease as our products would be more expensive to these international customers because of changes in rate of exchange. The largest supplier of raw materials to Brazil is an American company, and these payables are denominated in US dollars. If the Brazilian Real weakened against the US dollar, it would make our costs higher and trigger a loss on foreign exchange on the payables. Our sales from China are denominated in the Chinese Yuan, US dollar and Euros. We manage the foreign currency risk through the use of rolling 90-day forward contracts against the Canadian dollar and Euros and through longer term cash flow hedges in China against the Euro and on specific contracts in the UK between the pound and the euro. We do not hedge other currencies at this time. As non-US dollar denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results. The only significant unhedged foreign exchange exposure we have is the Brazilian Real and the Argentine peso. Other unhedged currency exposure is not significant. If the Brazilian or Argentina exchange rates varied either way by +/- 10%, it would not be significant so long as prices could be raised to account for more expensive garments.

Interest Rate Risk

We are exposed to interest rate risk with respect to our credit facilities, which have variable interest rates based upon the London Interbank Offered Rate. At January 31, 2015, we had $5.6 million in borrowings outstanding under this credit facility. If the interest rate applicable to this variable rate debt rose 1% in the year ended January 31, 2015, our interest expense would have increased only 0.25% due to the floor of 6.25%. (subsequently reduced to 4.25%) If the effective interest rate rose 0.25 percentage point over 6.25%, it would increase interest expense by an insignificant amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Consolidated Financial Statements, restated for 2014, as applicable:
Page No.
Reports of Independent Registered Public Accounting Firms	37-43
Consolidated Statements of Operations for the Years Ended January 31, 2015 and 2014	44
Consolidated Statements of Comprehensive Loss for the Years Ended January 31, 2015 and 2014	45
Consolidated Balance Sheets for January 31, 2015 and 2014	46
Consolidated Statements of Stockholders' Equity for the Years Ended January 31, 2015 and 2014	47
Consolidated Statements of Cash Flows for the Years Ended January 31, 2015 and 2014	48-49
Notes to Consolidated Financial Statements	50-82

All schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lakeland Industries, Inc. and Subsidiaries

Ronkonkoma, New York

We have audited the accompanying consolidated balance sheet of Lakeland Industries, Inc. and Subsidiaries (the “Company”) as of January 31, 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended January 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. For the year ended January 31, 2015, we did not audit the financial statements of Lakeland Brazil, S.A., Weifang Lakeland Safety Products Co. Ltd. and Lakeland (Beijing) Safety Products Co., Ltd., wholly owned subsidiaries, which statements reflect total assets of approximately $21,761,000 and total revenues of approximately $19,280,000 constituting 23% and 19%, respectively, of the related consolidated totals in 2015. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Lakeland Brazil, S.A., Weifang Lakeland Safety Products Co., Ltd., and Lakeland (Beijing) Safety Products Co., Ltd. is based solely on the reports of the other auditors.

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

In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2015, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ WeiserMazars LLP

WeiserMazars LLP

New York, NY

May 18, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited, before the effects of the adjustments for the corrections of the errors described in Note 10 and Note 16, the consolidated balance sheet of Lakeland Industries, Inc. and Subsidiaries (the Company) as of January 31, 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. The 2014 financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. For the year ended January 31, 2014, we did not audit the financial statements of Lakeland Brazil, S.A. and Weifang Lakeland Safety Products Co., Ltd., wholly-owned subsidiaries, which statements reflect total assets and revenues constituting 22% and 14%, respectively, of the related consolidated totals in 2014. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Lakeland Brazil, S.A., and Weifang Lakeland Safety Products Co., Ltd., China, is based solely on the report of other auditors.

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

In our opinion, based on our audit and the reports of the other auditors, except for the errors described in Note 10 and Note 16, the 2014 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2014, and the results of its consolidated operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the corrections of the errors described in Note 10 and Note 16 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Mazars Auditores Independentes.

/s/ Warren Averett, LLC

Warren Averett, LLC

Birmingham, Alabama

April 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lakeland Industries, Inc. and Subsidiaries

Ronkonkoma, New York

We have audited the accompanying balance sheet of Lakeland Brasil S.A. (“The Company”) as at January 31, 2015, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our qualified audit opinion.

In accordance of explanatory note 12, the company has a judicial process of VAT tax in the amount of USD 5,471 thousand with probable loss, but was not recognized interests and fines which were not paid at maturity. Consequently, on January 31, 2015 the vat tax liability, P&L (expenses of interests and fines) and shareholder´s equity are understated in the amount about of USD 2,288 thousand.

In our opinion, except for the effects of paragraphs 3, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at January 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited the adjustments described in Notes 6 and 13.1 that was applied to restate the 2014 financial statements to correct errors. In our opinion, such adjustments are appropriate and has been properly applied. We were not engaged to audit, review, or apply any procedures to the 2014 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2014 financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that Lakeland Brasil S.A. will continue as a going concern. As discussed in Note 1 to the financial statements, Lakeland Brasil S.A. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the entity's ability to continue as a going concern. Management's plans concerning these matters as described in Note 1 – Operating context. There is also relevant Subsequent Events information in the Note 16 that the Board of Directors approved a sale of Parent Company´s wholly-owned Brazilian subsidiary Lakeland Brasil to a current officer of Lakeland Brazil. The financial statements do not include any adjustments about that.

The financial statements of the Company for the year ended January 31, 2014, were audited by another auditor who expressed an unqualified opinion on those statements on April 22, 2014.

/s/ Mazars Auditores Independentes

Mazars Auditores Independentes

São Paulo, Brazil

May 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lakeland Brasil S.A.

We have audited the accompanying balance sheets of Lakeland Brasil S.A. as of January 31, 2014, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. Lakeland Brasil S.A.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Brasil S.A as of January 31, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Rio de Janeiro, RJ

April 22, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Weifang Lakeland Safety Products Co Ltd, China

We have audited the accompanying balance sheet of Weifang Lakeland Safety Products Co Ltd, China as of 31 January 2015, and the related statement of operations, shareholder’s equity and cash flows for the year then ended. Weifang Lakeland Safety Products Co., Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Weifang Lakeland Safety Products Co., Ltd. as of January 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Shanghai MAZARS Certified Public Accountants

Shanghai MAZARS Certified Public Accountants

May 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lakeland (Beijing) Safety Products Co., Ltd., China,

We have audited the accompanying balance sheet of Lakeland (Beijing) Safety Products Co., Ltd., China as of 31 January 2015, and the related statement of operations, shareholder’s equity and cash flows for the year then ended. Lakeland (Beijing) Safety Products Co., Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeland (Beijing) Safety Products Co., Ltd. as of January 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Shanghai MAZARS Certified Public Accountants

Shanghai MAZARS Certified Public Accountants

May 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

RSM China SH2014 – U001

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

/s/ Ruihua CPA Firm

Ruihua CPA Firm (the successor firm to RSM China)

March 31, 2014

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended January 31, 2015 and 2014

	Years Ended
	January 31,
	2015	2014

Net sales	$99,733,744	$91,384,695
Cost of goods sold	66,021,795	66,551,354
Gross profit	33,711,949	24,833,341
Operating expenses
Selling and shipping	13,459,880	11,797,803
General and administrative	15,294,667	13,394,547
Total operating expense	28,754,547	25,192,350
Operating profit (loss)	4,957,402	(359,009)
Foreign exchange loss in Brazil	(124,967)	(475,865)
Other (loss) income, of which $2,295,432 is from early extinguishment of debt	(2,418,890)	50,432
Interest expense	(2,352,201)	(2,186,450)
Income (loss) before income taxes	61,344	(2,970,892)
Benefit from income taxes	(8,337,360)	(2,851,391)
Net income (loss)	$8,398,704	$(119,501)
Net income (loss) per common share:
Basic	$1.35	$(0.02)
Diluted	$1.33	$(0.02)
Weighted average common shares outstanding:
Basic	6,214,303	5,689,230
Diluted	6,325,525	5,689,230

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended January 31, 2015 and 2014

	Years Ended
	January 31
	2015	2014
		(as restated)
Net income (loss)	$8,398,704	$(119,501)
Other comprehensive loss:
Cash flow hedge in China	207,622	(19,664)
Cash flow hedge in United Kingdom	(67,922)	—
Foreign currency translation adjustments:
Lakeland Brazil, S.A.	139,626	(526,725)
Canada	(57,755)	(91,461)
United Kingdom	(664,702)	21,732
China	(19,498)	25,958
Russia/Kazakhstan	(402,326)	(100,096)
Other comprehensive loss	(864,955)	(690,256)
Comprehensive income (loss)	$7,533,749	$(809,757)

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

For the Years Ended January 31, 2015 and 2014

	January 31,
	2015	2014
		(as restated)
ASSETS
Current assets
Cash and cash equivalents	$6,761,977	$4,555,097
Accounts receivable, net of allowance for doubtful accounts of $525,200 and $588,800 at January 31, 2015 and 2014, respectively	14,165,779	13,795,301
Inventories, net of reserves of approximately $2,273,000 and $3,572,000 at January 31, 2015 and 2014, respectively	40,308,275	39,844,309
Deferred income taxes	1,143,893	4,707,278
Prepaid VAT tax	1,775,090	470,843
Other current assets	2,663,013	2,108,177
Total current assets	66,818,027	65,481,005
Property and equipment, net	11,688,038	12,069,107
Deferred income tax, noncurrent	13,100,598	—
Prepaid VAT and other taxes	173,278	124,025
Security deposits	113,089	404,198
Intangibles, prepaid bank fees and other assets, net	443,376	1,533,349
Goodwill	871,297	871,297
Total assets	$93,207,703	$80,482,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,414,757	$8,181,026
Accrued compensation and benefits	2,859,631	1,189,324
Other accrued expenses	2,559,135	1,440,416
Current maturity of long-term debt	50,000	50,000
Current maturity of accrued arbitration award	1,000,000	1,000,000
Short-term borrowing	3,298,823	2,558,545
Borrowings under revolving credit facility	5,641,965	12,415,424
Total current liabilities	23,824,311	26,834,735
Accrued arbitration award, less current portion	2,870,154	3,758,691
Long-term portion of Canada loan	799,637	1,110,634
Subordinated debt, net of OID, including PIK interest	—	1,525,392
Other liabilities - accrued legal fees in Brazil	64,910	71,223
VAT taxes payable long term	2,392,777	2,705,532
Total liabilities	29,951,789	36,006,207
Stockholders’ equity
Preferred stock, $.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $.01 par; authorized 10,000,000 shares, issued 7,414,037 and 5,713,180; outstanding 7,057,596 and 5,356,739 at January 31, 2015 and 2014, respectively	74,140	57,132
Treasury stock, at cost; 356,441 shares at January 31, 2015 and January 31, 2014	(3,352,291)	(3,352,291)
Additional paid-in capital	64,593,669	53,365,286
Retained earnings (accumulated deficit)	4,654,031	(3,744,673)
Accumulated other comprehensive loss	(2,713,635)	(1,848,680)
Total stockholders' equity	63,255,914	44,476,774
Total liabilities and stockholders' equity	$93,207,703	$80,482,981

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended January 31, 2015 and 2014

	Common Stock		Treasury Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(as restated)	(as restated)
Balance, January 31, 2013, as previously reported	5,688,600	$56,886	(356,441)	$(3,352,291)	$50,973,065	$(472,445)	$(1,214,115)	$45,991,100
Prior period adjustment as described in Note 10 and Note 16 herein	—	—	—	—	—	$(3,152,729)	$55,692	$(3,097,037)
Balance , January 31, 2013, as restated	5,688,600	$56,886	(356,441)	$(3,352,291)	$50,973,065	$(3,625,174)	$(1,158,423)	$42,894,063
Net loss	—	—	—	—	—	(119,501)	—	(119,501)
Other comprehensive loss	—	—	—	—	—	—	(1,258,307)	(1,258,307)
Prior period adjustments in Note 10 and Note 16 herein	—	—	—	—	—	—	568,052	568,052
Stock-based compensation:
Restricted stock issued at par	24,580	246	—	—	(246)	—	—	—
Restricted Stock Plan	—	—	—	—	197,744	—	—	197,744
Warrant issued to subordinated debt lender–valuation treated as Original Issue Discount (“OID”) (566,015 shares)	—	—	—	—	2,235,406	—	—	2,235,406
Legal fees associated with Warrant	—	—	—	—	(9,000)	—	—	(9,000)
Return of shares in lieu of payroll tax withholding	—	—	—	—	(31,683)	—	—	(31,683)
Balance, January 31, 2014 – as restated	5,713,180	$57,132	(356,441)	$(3,352,291)	$53,365,286	$(3,744,673)	$(1,848,680)	$44,476,774

Net income	—	—	—	—	—	8,398,704	—	8,398,704
Other comprehensive loss	—	—	—	—	—	—	(864,955)	(864,955)
Stock-based compensation:
Restricted stock issued	24,842	248	—	—	31,952	—	—	32,200
Restricted Stock Plan	—	—	—	—	1,170,786	—	—	1,170,786
Warrant shares exercised at $0.01 per share	566,015	5,660	—	—	—	—	—	5,660
Sale of common shares in a Private Institutional Placement of Equity (PIPE), net of fees	1,110,000	11,100	—	—	10,139,331	—	—	10,150,431
Legal fees associated with Warrant	—	—	—	—	(12,550)	—	—	(12,550)
Return of shares in lieu of payroll tax withholding	—	—	—	—	(101,136)	—	—	(101,136)
Balance, January 31, 2015	7,414,037	$74,140	(356,441)	$(3,352,291)	$64,593,669	$4,654,031	$(2,713,635)	$63,255,914

Numbers may not add due to rounding

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended January 31, 2015 and 2014

	Years Ended January 31,
	2015	2014
		(as restated)
Cash flows from operating activities
Net income (loss)	$8,398,704	$(119,501)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for inventory obsolescence	(848,556)	2,632,000
Provision for doubtful accounts	(63,596)	246,813
Deferred income taxes asset	(9,333,103)	(7,253,713)
Deferred taxes long term liability	(312,755)	(623,288)
Depreciation and amortization	1,334,621	1,606,993
Interest expense resulting from amortization of warrant OID and PIK interest on subordinated debt	926,724	260,792
Early extinguishment of subordinated debt, write-off of remaining unamortized bank fees at close	2,295,432	—
Stock-based and restricted stock compensation	1,202,986	197,744
Loss on disposal of fixed assets	42,577	—
(Increase) decrease in operating assets:
Accounts receivable	(884,683)	(528,873)
Inventories	(500,637)	(4,595,924)
Prepaid VAT and other taxes	(1,304,247)	1,093,991
Other assets - mainly prepaid fees from financing transaction	(428,670)	1,348,313
Cash received from sale of discontinued operations	—	428,827
Assets of discontinued operations	—	364,434
Increase (decrease) in operating liabilities:
Accounts payable	340,417	2,394,208
Accrued compensation and benefits	1,670,307	213,566
Other accrued expenses	1,681,928	(570,714)
Accrued interest resulting from Arbitration Award	129,643	—
Arbitration award in Brazil	(1,000,000)	(952,000)
Liabilities of discontinued operations	—	(25,041)
Net cash provided by (used in) operating activities	3,328,912	(3,881,373)
Cash flows from investing activities:
Proceeds from sales of Qingdao, net of cost of shutdown	—	724,402
Purchases of property and equipment	(904,703)	(828,894)
Net cash used in investing activities	(904,703)	(104,492)

—Table Continues on Next Page—

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended January 31, 2015 and 2014

	Years Ended January 31,
	2015	2014
		(as restated)
Cash flows from financing activities
Net borrowings (repayments) under credit agreement (revolver)	(6,773,459)	12,415,424
TD Bank and BDC repayments at closing of new financing	—	(15,108,882)
Canada Borrowings	—	1,061,776
Canada loan repayments	(25,387)	(1,398,566)
Subordinated debt financing including warrant valuation	—	3,500,000
Subordinated debt principal payments	(500,000)	—
Equity raised through PIPE, net of fees	10,139,331	—
Repayment of subordinated debt, PIK interest and fees	(3,594,371)	—
Legal fees associated with the warrant OID	(12,550)	(9,000)
Borrowings in Brazil, net of repayments	626,981	1,729,232
Repayments in Brazil	(997,275)	(1,870,670)
Borrowings in UK, net of repayments (revolver)	(184,740)	776,961
Borrowings in China, new loans	2,124,530	811,669
Repayments in China	(811,669)	—
Shares returned in lieu of taxes under restricted stock program	(101,136)	(31,683)
Other liabilities	(6,313)	(15,688)
Net cash (used in) provided by financing activities	(116,059)	1,860,573
Effect of exchange rate changes on cash	(101,270)	(56,573)
Net increase (decrease) in cash and cash equivalents	2,206,880	(2,181,865)
Cash and cash equivalents at beginning of year	4,555,097	6,736,962
Cash and cash equivalents at end of year	$6,761,977	$4,555,097

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Lakeland Industries, Inc. and Subsidiaries (“Lakeland” or the “Company”), a Delaware corporation organized in April 1986, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing market. The principal market for the Company’s products is in the United States. No customer accounted for more than 10% of net sales during FY15 or FY14. For purposes of these financial statements, FY refers to a fiscal year ended January 31; thus, FY15 refers to the fiscal year ended January 31, 2015.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The following is a description of the Company’s significant accounting policies.

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

Customer pricing is subject to change on a 30-day notice; exceptions based on meeting competitors’ pricing are considered on a case-by-case basis. Revenue is recorded net of taxes collected from customers. The related taxes that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

For larger orders, except in its Lakeland Fire product line, the Company absorbs the cost of shipping and handling. For those customers who are billed the cost of shipping and handling fees, such amounts are included in net sales. Shipping and handling costs associated with outbound freight are included in selling and shipping expenses and aggregated approximately $2.7 and $2.4 million in FY15 and FY14, respectively.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

Inventories

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or market. Provision is made for slow-moving, obsolete or unusable inventory.

In the year ended January 31, 2014, the Company implemented a standardized method for calculating slow-moving inventory outside the US. Previously, the Company wrote-down the inventory value on an individual product analysis basis.

While management does not expect any further significant write-downs of current inventory, no assurance can be given.

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

Stock-Based Compensation

The Company records the cost of stock-based compensation plans based on the fair value of the award on the grant date. For awards that contain a vesting provision, the cost is recognized over the requisite service period (generally the vesting period of the equity award) which approximates the performance period. For awards based on services already rendered, the cost is recognized immediately.

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

Past due balances over 90 days and other less creditworthy accounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Customer creditworthiness, past transaction history with the customers, current economic industry trends and changes in customer payment terms are factors used in the credit decision.

Research and Development Costs

Research and development costs are expensed as incurred and included in general and administrative expenses. Research and development expenses aggregated approximately $90,000 and $123,000 in the FY15 and FY14, respectively.

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

The Company has not had any recent U.S. corporate income tax returns examined by the Internal Revenue Service.  Returns for the year since 2011 are still open based on statutes of limitation only.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share are based on the weighted average number of common shares and common stock equivalents. The average common stock equivalents for the years ended January 31, 2015 and 2014 were 371,183 and 341,181, respectively, representing the warrant issued with the subordinated debt financing consummated in FY14. The diluted earnings per share calculation takes into account the shares that may be issued upon exercise of stock options, reduced by shares that may be repurchased with the funds received from the exercise, based on the average price during the fiscal year.

The following table sets forth the computation of basic and diluted earnings per share for “income from continuing operations” at January 31, 2015 and 2014, as follows:

	Years Ended
	January 31,
	2015	2014
Numerator
Net income (loss) from continuing operations	$8,398,704	$(119,501)
Denominator
Denominator for basic earnings per share (weighted-average shares which reflect 356,441 shares in the treasury as a result of the stock repurchase program that ended in 2011, and 371,183 and 341,181 weighted average common equivalents relating to the warrant issued with the FY14 subordinated debt financing	6,214,303	5,689,230
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	111,222	—
Denominator for diluted earnings (loss) per share (adjusted weighted average shares)	6,325,525	5,689,230
Basic earnings (loss) per share from continuing operations	$1.35	$(0.02)
Diluted earnings (loss) per share from continuing operations	$1.33	$(0.02)

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

Advertising Costs

Advertising costs are expensed as incurred, including selling and shipping expenses on the consolidated statement of operations. Advertising and co-op costs amounted to $455,000 and $322,000 in FY15 and FY14, respectively, net of a co-op advertising allowance received from a supplier. These reimbursements include some costs which are classified in categories other than advertising, such as payroll.

Cash and Cash Equivalents

The Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds. The market value of the cash equivalents approximates cost. Foreign denominated cash and cash equivalents were approximately $6.8 million and $4.6 million at January 31, 2015 and 2014, respectively.

Supplemental cash flow information for the years ended January 31 is as follows:

	2015	2014
Interest paid	$2,019,000	$1,581,366

Income taxes paid	$1,246,672	$1,331,279
Accumulated amortization of warrant OID included in interest expense	$1,977,041	$260,792

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

Our foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC; Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco do Brasil, S.A.; Banco Itaú S.A., and Mercantil do Brasil, S.A. in Brazil; Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, and JSC Bank Centercredit in Kazakhstan. We monitor our financial depositories by their credit rating which varies by country.

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

The monetary assets and liabilities of the Company’s foreign operations with the US dollar as the functional currency are translated into US dollars at current exchange rates, while nonmonetary items are translated at historical rates. Revenues and expenses are generally translated at average exchange rates for the year. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred and aggregated losses or (gains) of approximately $200,000 for FY15 and FY14, outside Brazil.

Comprehensive Loss

Comprehensive loss refers to revenue, expenses, gains and losses that under US GAAP are included in comprehensive income or loss but are excluded from net income or loss as these amounts are recorded directly as an adjustment to stockholders’ equity. This includes translation adjustments for foreign subsidiaries where the functional currency is other than the US dollar. No tax benefit or expense has been attributed to any of these items, due to immateriality. Amounts have been reclassified into the consolidated statement of operations as appropriate based on impairment charges.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is reasonably possible that events could occur during the upcoming year that could change such estimates.

Fair Value of Financial Instruments

The Company’s principal financial instruments are its outstanding revolving credit facility, term loans, and its cash flow hedges in China. The Company believes that the carrying amount of such debt approximates the fair value as the variable interest rates approximate the current prevailing interest rate, or the prevailing foreign exchange rates in the case of the cash flow hedges.

Reclassifications

Certain reclassifications of prior period data have been made to conform to current period classification.

2. INVENTORIES, NET

Inventories consist of the following at January 31:

	2015	2014

Raw materials	$15,624,059	$16,348,861
Work-in-process	2,162,664	1,292,741
Finished goods	22,521,552	22,202,707
	$40,308,275	$39,844,309

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at January 31:

	Useful Life in Years	2015	2014
Machinery and equipment	3-10	$8,578,099	$10,260,162
Furniture and fixtures	3-10	606,595	636,759
Leasehold improvements	Lease term	1,223,776	1,294,928
Land and building (China)	20-30	1,917,154	1,917,154
Land and building (Canada)	30	1,945,227	2,201,934
Land and buildings (USA)	30	4,060,324	3,952,275
Land and buildings (Mexico)	30	2,066,563	2,066,563
Land and building (Brazil)	5	1,241,901	1,362,696
		21,639,639	23,692,471
Less accumulated depreciation		(9,983,865)	(11,735,960)
Construction-in-progress		32,264	112,596
		$11,688,038	$12,069,107

Depreciation expense for FY15 and FY14 amounted to $978,684 and $1,197,696, respectively.

The estimated cost to complete construction-in-progress at January 31, 2015 is $32,000.

4. BRAZIL MANAGEMENT AND SHARE PURCHASE AGREEMENT-ARBITRATION

Lakeland Industries, Inc. and its wholly-owned subsidiary, Lakeland Brasil S.A. (“Lakeland Brazil” and, for the purposes of this footnote, together with the Company were parties to an arbitration proceeding in Brazil involving the Company and two former officers (the “former officers”) of Lakeland Brazil. On May 8, 2012, the Company received notice of an arbitral award in favor of the former officers.

On September 11, 2012, the Company and the former officers entered into a settlement agreement (the “Settlement Agreement”) which fully and finally resolved all alleged outstanding claims against the Company arising from the arbitration proceeding. Pursuant to the Settlement Agreement, the Company agreed to a payment schedule to the former officers with a balance remaining as of January 31, 2015 of $4.0 million in US dollars consisting of 16 consecutive quarterly installments of US $250,000 ending on December 31, 2018, net of imputed interest of $129,846 as shown on the consolidated balance sheet at $2,870,154, net of current maturity of $1,000,000. The Company is current with all obligations pursuant to this Settlement Agreement.

In addition, pursuant to the Settlement Agreement, as additional security for payment of the settlement amount, Lakeland Brazil agreed to grant the former officers a second mortgage interest on certain of its property in Brazil, which mortgage is expressly behind the lien securing the payment of tax debts to a state within Brazil related to certain notices of tax assessment on such property. The Company also agreed to become a co-obligor, in lieu of a guarantor, for payment of the settlement amount.

On March 9, 2015, Lakeland Brazil changed its legal form to a Limitada and changed its name to Lake Brasil Industria E Comercio de Roupas E Equipamentos de Protecao Individual LTDA.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

5. INTANGIBLES, PREPAID BANK FEES AND OTHER ASSETS, NET

Intangible assets consist of the following at January 31, 2015 and January 31, 2014:

	2015	2014
Trademarks and tradenames in Brazil and prepaid costs for Certificate of Approval (“CA”) by the ministry of Labor in Brazil, net of accumulated amortization of $161,496 at January 31, 2015, and $98,000 at January 31, 2014	$272,139	$335,635

Bank fees net of accumulated amortization of $389,167 at 2015 and $267,718 at 2014	171,237	1,197,714
	$443,376	$1,533,349

Amortization expense included in general and administrative expense was $355,938 and $409,297 for FY15 and FY14, respectively.

Amortization expense for the next five years is as follows: Bank fees: $120,873 for 2016 and $50,364 for 2017.

The changes in the carrying amount of trademarks and trade names during the fiscal years 2015 and 2014 are summarized in the following table:

	Balance Beginning of Year	Changes Resulting from Foreign Exchange Differences	Additions During Year	Changes from Impairment Charges	Balance End of Year

Year ended January 31, 2015	$335,635	$(70,695)	$7,199	—	$272,139
Year ended January 31, 2014	$312,238	$(66,817)	$90,214	—	$335,635

Goodwill

On August 1, 2005, the Company purchased Mifflin Valley, Inc., a Pennsylvania manufacturer, the operations of which now comprise the Company’s Reflective division. This acquisition resulted in the recording of $0.9 million in goodwill in FY06. The Company believes that there was no impairment of goodwill as of January 31, 2015. This goodwill is included in the US segment for reporting purposes.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

6. LONG-TERM DEBT AND SUBSEQUENT EVENT

Revolving Credit Facility

The maximum amounts borrowed under the existing and previous revolving credit facilities during FY15 and FY14 were $14.6 million and $13.7 million, respectively, and the weighted average annual interest rates for the years ended January 31, 2015 and 2014 were 6.55% and 5.53%, respectively.

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

On March 31, 2015, the Borrowers entered into a First Amendment to Loan and Security Agreement with the Senior Lender (the “Amendment”) relating to their senior revolving credit facility. Pursuant to the Amendment, the parties agreed to (i) reduce the rate of interest on the revolving loans by 200 basis points and correspondingly lower the minimum interest rate floor from 6.25% to 4.25% per annum, and (ii) extend the maturity date of the credit facility to June 28, 2017.

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

On October 29, 2014, with the proceeds from a private placement of 1,110,000 shares of its common stock, the Company repaid in full the Subordinated Debt. The early extinguishment of the Subordinated Debt has resulted in a one-time pretax non-cash charge of approximately $1.6 million for the remaining unamortized original issue discount on the Subordinated Debt and a pretax non-cash charge of approximately $0.6 million for the remaining unamortized fees paid at the closing of the June 2013 Subordinated Debt financing. These charges were included in the Company’s financial results for the third fiscal quarter ended October 31, 2014 and the fiscal year ended January 31, 2015. The $0.6 million of unamortized fees attributable to the Senior Debt will remain on the Company’s books and continue to be amortized over the remaining term of the Senior Debt through June 2017 as amended.

The following is a summary of the material terms of the Senior Credit Facility:

$15 million Senior Credit Facility

•	Borrowers are Lakeland Industries, Inc. and its Canadian operating subsidiary Lakeland Protective Wear Inc.
•	Borrowing pursuant to a revolving credit facility subject to a borrowing base calculated as the sum of:
o	85% of eligible accounts receivable as defined
o	The lesser of 60% of eligible inventory as defined or 85% of net orderly liquidation value of inventory
o	In transit inventory in bound to the US up to a cap of $1,000,000

o	Receivables and inventory held by the Canadian operating subsidiary to be included, up to a cap of $2 million of availability
•	On January 31, 2015, there was $9.4 million available under the senior credit facility.
•	Collateral
o	A perfected first security lien on all of the Borrowers United States and Canadian assets, other than its Mexican plant and the Canadian warehouse
o	Pledge of 65% of Lakeland US stock in all foreign subsidiaries other than 100% pledge of stock of its Canadian subsidiaries
•	Collection
o	All customers of Borrowers must remit to a lockbox controlled by Senior Lender or into a blocked account with all collection proceeds applied against the outstanding loan balance.
•	Maturity
o	An initial term of three years from June 28, 2013 (the “Closing Date”), which has been extended to June 28, 2017 pursuant to the Amendment
o	Prepayment penalties of 2% if prior to the second anniversary of the Closing Date and 1% thereafter
•	Interest Rate
o	Rate equal to LIBOR rate plus 525 basis points, reduced to 325 basis points on March 31, 2015 per the Amendment
o	Initial rate and rate at January 31, 2015 of 6.25% per annum
o	Floor rate of 6.25%, reduced to 4.25% on March 31, 2015 per annum per the Amendment
•	Fees: Borrowers shall pay to the Lender the following fees:
o	Origination fee of $225,000, paid on the Closing Date and being amortized over the term of loans and is included in “intangibles, prepaid bank fees and other assets, net” in the accompanying consolidated balance sheet
o	0.50% per annum on unused portion of commitment
o	A non-refundable collateral monitoring fee in the amount of $3,000 per month
o	All legal and other out of pocket costs
•	Financial Covenants
o	Borrowers covenanted that, from the Closing Date until the commitment termination date and full payment of the obligations to Senior Lender, Lakeland Industries, Inc. (the parent company), together with its subsidiaries on a consolidated basis, excluding its Brazilian subsidiary, shall comply with the following additional covenants:

•	Fixed Charge Coverage Ratio. At the end of each fiscal quarter of Borrowers, Borrowers shall maintain a Fixed Charge Coverage Ratio of not less than 1.1 to 1.00 for the four quarter period then ending.
•	Minimum Quarterly Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Borrowers shall achieve, on a rolling four quarter basis excluding the operations of the Borrower’s Brazilian subsidiary, EBITDA of not less than $4.1 million.
•	Capital Expenditures. Borrowers shall not during any fiscal year make capital expenditures in an amount exceeding $1 million in the aggregate.
•	The Company is in compliance with all loan covenants of the Senior Debt at January 31, 2015.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

•	Other Covenants
o	Standard financial reporting requirements as defined
o	Limitation on amounts that can be advanced to or on behalf of Brazilian operations, limited to one aggregate total of $200,000 for the term of the loan
o	Limitation on total net investment in foreign subsidiaries of a maximum of $1.0 million per annum

Brazil Loans

Brazil short-term borrowing as of January 31, 2015 consists of R$1,830,888 (US $687,709) are included in short-term borrowings on the consolidated balance sheet, and accrued interest of R$14,108 (US $5,299). Brazil loans are collateralized by receivables, an officer guarantee, and customer contracts. Monthly interest rates range from 1.40% to 2.50% during the year ended January 31, 2015.

Borrowings in UK

On December 3, 2014, the Company and its UK subsidiary amended the terms of its existing financing facility with HSBC to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 3, 2015, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million) to £1,500,000 (approximately USD $2.3 million), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. The balance outstanding under this facility at January 31, 2015 was the equivalent of USD $486,584 million and is included in short-term borrowings on the consolidated balance sheet. The per annum interest rate repayment rate was 3.44% and the term was for a minimum period of one year renewable on December 3, 2015.

Canada Loans

In September 2013, the Company refinanced its loan with the Development Bank of Canada (BDC) for a principal amount of approximately Canadian and US $1.1 million (based on exchange rates at time of closing). Such loan is for a term of 240 months at an interest rate of 6.45% per annum with fixed monthly payments of approximately US $6,447 (C$8,169) including principal and interest. It is collateralized by a mortgage on the Company's warehouse in Brantford, Ontario. The amount outstanding at January 31, 2015 is C$1,064,849 which is included as US $799,637 loan on the accompanying consolidated balance sheet, net of current maturities of US $50,000.

China Loan

On March 27, 2014, the Company’s China subsidiary, Weifang Lakeland Safety Products Co., Ltd (“WF”), and Weifang Rural Credit Cooperative Bank (“WRCCB”) completed an agreement for WF to obtain a line of credit for financing in the amount RMB 8,000,000 (approximately US $1.3 million), with interest at 120% of the benchmark rate supplied by WRCCB (which is currently 5.6%). The effective per annum interest rate is currently 6.72%. The loan is collateralized by inventory owned by WF. WRCCB had hired a professional firm to supervise WF’s inventory flow, which WF paid RMB 40,000 (approximately US $6,501). The balance under this loan outstanding at January 31, 2015 was RMB 8,000,000 (approximately US $1.3 million) and is included in short-term borrowings on the consolidated balance sheet. There are no covenant requirements on this loan. This loan was repaid on March 20, 2015 and the line of credit matured on March 25, 2015.

On October 11, 2014, the Company’s China subsidiary, WF and Bank of China Anqiu Branch completed an agreement for WF to obtain a line of credit for financing in the amount RMB 5,000,000 (approximately US $0.8 million),  with interest at 123% of the benchmark rate supplied by Bank of China Anqiu Branch (which is currently 6.0%). The effective per annum interest rate is currently 7.38%. The loan is collateralized by inventory owned by WF. The balance under this loan outstanding at January 31, 2015 was RMB 5,000,000 (approximately US $0.8 million) and is included in short-term borrowings on the consolidated balance sheet. The line of credit is due within a one year period.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

On March 25, 2015 WF and WRCCB completed an agreement for WF to obtain a line of credit for financing in the amount of RMB 8,000,000 (approximately US $1.3 million), with interest at 120% of the benchmark rate supplied by WRCCB (which is currently 5.35%). The effective per annum interest rate is currently 6.42%. The loan is collateralized by inventory owned by WF. WRCCB had hired a professional firm to supervise WF’s inventory flow, for which WF paid RMB 46,000 (approximately US $7,475). The line of credit is due within a one year period.

Five-year Debt Payout Schedule

This schedule reflects the liabilities as of January 31, 2015, and does not reflect any subsequent event:

	Total	1 Year or less	2 Years	3 Years	4 Years	5 Years	After 5 Years

Borrowings in Weifang, China	$2,124,530	$2,124,530	$—	$—	$—	$—	$—
Borrowings in UK	486,584	486,584	—	—	—	—	—
Revolving credit facility	5,641,965	5,641,965	—	—	—	—	—
Borrowings in Canada	849,637	50,000	24,119	25,721	27,430	29,253	693,114
Borrowings in Brazil	687,709	687,709	—	—	—	—	—
Total	$9,790,425	$8,990,788	$24,119	$25,721	$27,430	$29,253	$693,114

Sale of Real Estate in China

In April 2013, the Company executed a contract for the sale of real estate located in Qingdao, China, which was completed on June 30, 2013. The sale was structured as a sale of a subsidiary’s stock after transferring out substantially all non-real estate assets to other Lakeland entities. The net proceeds of the sale to the Company were approximately $0.7 million, received in June 2013. All production from this facility has been transferred to other Lakeland manufacturing facilities. There were no product lines which were dropped as a result of this plant relocation. Accordingly, the operations of this plant are not being treated as a discontinued operation. This sale, resulted in a loss of approximately $0.5 million for financial statement purposes. However, as a result of this sale there were dividends paid to the US parent company of approximately US $1.7 million, which results in taxable income in the US, generating a tax charge of $422,321 in Q2 2014 financial statements. However, as a result of its loss carryforwards for US tax purposes, no cash tax liability has been incurred.

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

7. STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

The Company has three main share-based payment plans: The Nonemployee Directors’ Option Plan (the “Directors’ Plan”) and two Restricted Stock Plans (the “2009 Equity Plan” and the “2012 Equity Plan”). Both the 2009 and 2012 Equity Plans have an identical structure. The below table summarizes the main provisions of each of these plans:

Nature and terms
Nonemployee Director Stock Option Plan	The plan provides for an automatic one-time grant of options to purchase 5,000 shares of common stock to each nonemployee director newly elected or appointed. Options are granted at not less than fair market value, become exercisable commencing six months from the date of grant and expire six years from the date of grant. In addition, all nonemployee directors re-elected to the Company’s Board of Directors at any annual meeting of the stockholders will automatically be granted additional options to purchase 1,000 shares of common stock on that date. Such plan expired at December 31, 2012 as to any new awards. Existing options will expire based on individual award dates.
Restricted Stock Plan - employees	Long-term incentive compensation three-year plan. Employees are granted potential share awards at the beginning of the three-year cycle at baseline, maximum or zero amounts. The level of award and final vesting is based on the Board of Directors’ opinion as to the performance of the Company and management in the entire three-year cycle. All vesting is three-year “cliff” vesting - there is no partial vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period, which approximates the performance period.
Restricted Stock Plan - directors	Long-term incentive compensation-three-year plan. Directors are granted potential share awards at the beginning of the three-year cycle at baseline, maximum or zero amounts. The level of award and final vesting is based on the Board of Directors’ opinion as to the performance of the Company and management in the entire three-year cycle. All vesting is three-year “cliff” vesting - there is no partial vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period, which approximates the performance period.
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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

The following table represents stock options granted, exercised and forfeited during the fiscal year ended January 31, 2015.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2014	24,000	$7.47	2.95 years	—
Granted during the year ended January 31, 2015	—	—	—	—
Exercised during the year ended January 31, 2015	(5,000)	$6.44	—	—
Forfeited during the year ended January 31, 2015	(2,000)	$13.10	—	—
Outstanding at January 31, 2015	17,000	$7.11	1.83 years	$54,580
Exercisable at January 31, 2015	17,000	$7.11	1.83 years	$54,580
Reserved for future issuance	0
Directors’ Plan (expired on December 31, 2012)

All stock-based option awards were fully vested at January 31, 2015 and 2014. There were no new grants during the year ended January 31, 2015, and this plan expired by its terms on December 31, 2012.

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

Under the 2009 Equity Incentive Plan, all grants have been vested. There are no remaining unvested or ungranted shares available under the 2006 Equity Incentive Plan or the 2009 Restricted Stock Plan as of January 31, 2015.

Under the 2012 Equity Incentive Plan, the Company has issued 32,133 fully vested shares as of January 31, 2015. The Company has granted 264,406 of restricted stock awards as of January 31, 2015, assuming all maximum awards are achieved. All of these restricted stock awards are nonvested at January 31, 2015 (208,406 shares at “baseline”), and have a weighted average grant date fair value of $6.27 per share. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of January 31, 2015, unrecognized stock-based compensation expense related to restricted stock awards totaled $0 pursuant to the 2009 Equity Incentive Plan and $328,053 pursuant to the 2012 Equity Incentive Plan, before income taxes, based on the maximum performance award level, less what has been charged to expense on a cumulative basis through October 31, 2012, which was set to zero. The cost of these nonvested awards is expected to be recognized over a weighted-average period of three years. The performance based awards are not considered stock equivalents for earnings per share (“EPS”) calculation purposes.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

Stock-Based Compensation

The Company recognized total stock-based compensation costs of $1,202,986 and $197,744 for the years ended January 31, 2015 and 2014, respectively, of which $20,707 and $17,192 result from the 2009 Equity Plan and $1,182,279 and $180,552 result from the 2012 Equity Plan for the years ended January 31, 2015 and 2014, respectively, and $0 and $0, respectively, from the Directors’ Plan. These amounts are reflected in selling, general and administrative expenses. The total income tax benefit recognized for stock-based compensation arrangements was $433,075 and $71,188 for the years ended January 31, 2015 and 2014, respectively.

Restricted Stock Plan 2012 Equity Plan	Shares Authorized Under 2012 Plan as Revised	Outstanding Unvested Grants at Maximum at End of FY15	Shares Remaining Available for Future Issuance	Reallocation by Board of Directors	Vested or Forfeited Shares at End of FY15	Shares Remaining Available for Future Issuance
Restricted stock grants - employees	173,000	147,500	25,500	(20,000)	(3,000)	8,500
Restricted stock grants - directors	50,000	49,500	500	—	—	500
Matching award program	9,000	17,600	(8,600)	10,000	—	1,400
Bonus in stock - employees	40,000	36,172	3,828	20,000	21,517	2,311
Retainer in stock - directors	38,000	13,634	24,366	(10,000)	6,601	7,765
Total restricted stock plan	310,000	264,406	45,594	—	25,118	20,476

Total Restricted Shares	Outstanding Unvested Grants at Maximum at Beginning of FY15	Granted during FY15	Becoming Vested during FY15	Forfeited during FY15	Outstanding Unvested Grants at Maximum at End of FY15
Restricted stock grants - employees	150,500	—	—	3,000	147,500
Restricted stock grants - directors	49,500	—	—	—	49,500
Matching award program	6,000	14,600	3,000	—	17,600
Bonus in stock - employees	55,189	2,500	21,517	—	36,172
Retainer in stock - directors	15,217	6,134	7,717	—	13,634
Total restricted stock plan	276,406	23,234	32,234	3,000	264,406

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

Shares under 2012 Equity Plan	Outstanding Unvested Grants at Maximum at Beginning of FY15	Granted during FY15	Becoming Vested during FY15	Forfeited during FY15	Outstanding Unvested Grants at Maximum at End of FY15
Restricted stock grants – employees	150,500	—	—	3,000	147,500
Restricted stock grants - directors	49,500	—	—	—	49,500
Matching award program	3,000	14,600	—	—	17,600
Bonus in stock - employees	55,189	2,500	21,517	—	36,172
Retainer in stock - directors	14,101	6,134	6,601	—	13,634
Total restricted stock plan	272,290	23,234	28,118	3,000	264,406

Shares under 2009 Equity Plan	Outstanding Unvested Grants at Maximum at Beginning of FY15	Granted during FY15	Becoming Vested during FY15	Forfeited during FY15	Outstanding Unvested Grants at Maximum at End of FY15
Restricted stock grants - employees	—	—	—	—	—
Restricted stock grants - directors	—	—	—	—	—
Matching award program	3,000	—	3,000	—	—
Bonus in stock - employees	—	—	—	—	—
Retainer in stock - directors	1,116	—	1,116	—	—
Total restricted stock plan	4,116	—	4,116	—	—

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

Overall weighted average per share - all plans	Outstanding Unvested Grants at Maximum at Beginning of FY15	Granted during FY15		Becoming Vested during FY15		Forfeited during FY15	Outstanding Unvested Grants at Maximum at End of FY15
Restricted stock grants – employees	$6.44	$	-----	$	-----	$6.44	$6.44
Restricted stock grants - directors	6.44		-----		-----	-----	6.44
Matching award program	6.48		8.82		7.99	-----	8.16
Bonus in stock - employees	4.63		8.58		5.41	-----	4.44
Retainer in stock - directors	5.67		8.24		6.65	-----	6.27
Total restricted stock plan	$6.04		$8.64		$5.95	$6.44	$6.27

Shares under 2009 Equity Plan	Outstanding Unvested Grants at Maximum at Beginning of FY15		Granted during FY15		Becoming Vested during FY15		Forfeited during FY15		Outstanding Unvested Grants at Maximum at End of FY15
Restricted stock grants - employees	$	-----	$	-----	$	-----	$	-----	$	-----
Restricted stock grants - directors		-----		-----		-----		-----		-----
Matching award program		7.99		-----		7.99		-----		-----
Bonus in stock - employees		-----		-----		-----		-----		-----
Retainer in stock - directors		10.45		-----		10.45		-----		-----
Total restricted stock plan		$8.66	$	-----		$8.66	$	-----	$	-----

Equity Financing

On October 29, 2014, the Company completed a private placement, pursuant to a Securities Purchase Agreement dated as of October 24, 2014, for the issuance and sale of 1,110,000 shares of its common stock, at a purchase price of $10.00 per share, to a number of institutional and other accredited investors, for gross proceeds of $11,100,000. Proceeds from the private placement, following the payment of offering-related expenses, were used by the Company to fully repay its 12% subordinated term loan with the Junior Lender in the approximate amount of $3.6 million.

The balance of the proceeds were and are continuing to be used for working capital and general corporate purposes, including supporting the increased demand for the Company’s safety products due to the EBOLA crisis. Pending such usage, the Company has temporarily paid down a portion of its Senior Debt with AloStar Bank of Commerce.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

In connection with the private placement, the Company entered into a Registration Rights Agreement with the investors on October 24, 2014, pursuant to which it is required to file a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock sold to the investors within 30 calendar days of the date of such agreement. Such registration statement was filed on November 21, 2014.

At the closing of the private placement, the Company paid Craig-Hallum Capital Partners LLC, the exclusive placement agent for the private placement, a cash fee of $777,000 (equal to 7% of the gross proceeds of the offering), and issued a five-year warrant that is immediately exercisable to purchase up to 55,500 shares of the Company’s common stock at an exercise price of $11.00 per share. At the closing there was approximately $132,000 in professional fees incurred. Based on the October 31, 2014 market value of $14.10, the intrinsic value was $3.10 per share.

8. INCOME TAXES

The provision for income taxes is based on the following pretax income (loss):

Domestic and Foreign Pretax Income (Loss)	FY15	FY14
Domestic	$(472,667)	$1,962,763
Foreign	534,011	(4,933,655)

Total	$61,344	$(2,970,892)

Income Tax Expense (Benefit)	FY15	FY14

Current:
Federal	$(222,315)	$512,202
State and other taxes	129,893	39,810
Foreign	1,246,378	1,303,875

Deferred:
Domestic	$(12,437,201)	$(162,847)
Valuation allowance-deferred tax asset	2,945,885	(4,544,431)
Foreign	—	—
Total	$(8,337,360)	$(2,851,391)

Numbers may not add due to rounding

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

	2015	2014
Statutory rate	34.00%	34.00%
State income taxes, net of Federal tax benefit	(592.85)%	(0.88)%
Adjustment to Deferred	84.97%	—
Dividend from sale of Qingdao and from Canada relating to financing	758.69%	(17.33)%
Brazil losses with no tax benefit	—	(69.42)%
Brazil Worthless Stock Deduction	(19,135.81)%	—
Original Issue Discount	1,077.32%	—
Argentina Flowthrough Loss	(170.62)%	—
Permanent differences	(38.02)%	(12.44)%
Foreign tax rate differential*	—	2.67%
Valuation allowance-deferred tax asset	4,802.37%	159.38%
Other	(411.60)%	—
Effective rate	(13,591.55)%	95.98%

* The foreign rate differential is due to losses in India, Chile and Argentina treated as pass through entities for US tax purposes, the VAT tax charge in Brazil and the elimination of intercompany profit in inventory, all of which serve to reduce the consolidated pretax income.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

The tax effects of temporary differences which give rise to deferred tax assets at January 31, 2015 and 2014 are summarized as follows:

	2015	2014
Deferred tax assets:
Inventories	$1,153,094	$1,545,663
US tax loss carryforwards, including work opportunity credit*	11,931,395	233,798
Accounts receivable and accrued rebates	80,748	125,159
Accrued compensation and other	137,860	183,434
India reserves - US deduction	164,190	613,200
Equity based compensation	573,966	215,872
Foreign tax credit carry-forward	2,170,109	1,243,519
State and local carry-forwards	980,872	145,528
Depreciation and other	146,657	299,756
Amortization	(148,516)	—
Accrued interest on subordinated debt	—	101,349
Deferred tax asset	17,190,375	4,707,278
Less valuation allowance	2,945,884	—
Net deferred tax asset - USA	$14,244,491	$4,707,278
Shown on the accompanying balance sheet as follows:
Current	$1,143,893	$4,707,278
Non-current	$13,100,598	—

*The federal net operating loss (“NOL”) that is left after FY15 will expire after 1/31/2035 (20 years from the generated date of 1/31/2015). The credits will begin to expire after 1/31/2030 (20 years from the 1st carryover year generated date of 1/31/2010) and will fully expire after 1/31/2033.

The state NOLs will begin to expire after 1/31/2025 and will continue to expire at various periods up until 1/31/2035 when they will be fully expired. The states have a larger spread because some only carryforward for 15 years and some allow 20 years.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

Valuation Allowance

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that the Company would not be able to realize deferred income tax assets in the future in excess of net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. The valuation allowance was $2.9 million at January 31, 2015 ($0 at January 31, 2014). As a result of the going concern uncertainty in FY13, the Company recorded a valuation allowance for the full amount of $4.5 million in 2013 of the deferred tax assets. During FY14, the Company successfully refinanced its FY14 and long term debt and alleviated substantial doubt of a going concern. As such, the Company reversed the valuation allowance previously provided. As discussed below, the Company plans to take a worthless stock deduction related to its Brazilian operations in 2015. As this will be a foreign source deduction, the future use of the foreign tax credits both current and carryovers from prior years, is uncertain. As such the Company has established a valuation allowance of $2.9 million to reflect this uncertainty.

Worthless stock deduction in USA for Brazil operations

For US tax purposes, the Company has claimed a worthless stock deduction for its Brazilian operations which will yield a tax benefit of $9.5 million net of a valuation allowance of $2.9 million. This will generate an operating loss carryforward available to offset future USA taxable income

Tax Audit

Income Tax Audit/Change in Accounting Estimate

The Company is subject to US federal income tax, as well as income tax in multiple US state and local jurisdictions and a number of foreign jurisdictions. The Company has received a final “No Change Letter” from the IRS for FY07 dated August 20, 2009. The Company has received notice from the IRS on March 21, 2011, that it will shortly commence an audit for the FY09 tax return. There have been no further communications from the IRS since. The Company has not had any recent US corporate income tax returns examined by the Internal Revenue Service. Returns for the year since 2011 are still open based on statutes of limitation only.

Chinese tax authorities have performed limited reviews on all Chinese subsidiaries as of tax years 2008, 2009, 2010, 2011, 2012, and 2013 with no significant issues noted. We believe our tax positions are reasonably stated as of January 31, 2015. On August 20, 2014, Weifang Lakeland Safety Products Co., Ltd., one of our Chinese operations, was notified by the local tax authority that it would conduct an audit on income tax and transfer pricing and the tax inspector took all accounting documents of 2011, 2012, and 2013, back to the tax bureau. In October, the tax inspector returned all accounting documents to us. There was no material exposure from these audits. Our operations in the UK are profitable and continue to be subject to UK taxation. Management is not aware of any exposure in the UK.

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

The Company’s Brazilian subsidiary is currently under a tax audit, which raised some issues regarding the tax impact related to the merger held in 2008 and the goodwill resulting from the structure which was set up by the Company's Brazilian counsel's suggestion. The structure used is relatively common in acquisitions of Brazilian operations made by non-Brazilian companies. In general, acquisitions with this structure have survived challenge by the taxing authorities in Brazil. The cumulative amount of tax benefits recognized on the Company’s books through January 31, 2015, resulting from the tax deduction of the goodwill amortization is approximately US $0.9 million (R$ 2,774,843) consisting of tax of approximately US $0.1 million (R$ 280,416) and the remainder in interest and penalties. In February 2015, a court decision was reached in favor of the Company and as such no provision has been recorded.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

In connection with the exit plan from Brazil described in Note 17, we will claim a worthless stock deduction which the Company anticipates will generate of tax benefit of approximately US $9.5 million, net of a US $2.9 million valuation allowance. While the Company and its tax advisors believe that this deduction is valid, there can be no assurance that the IRS will not challenge it and, if challenged, there is no assurance that the Company will prevail. Except in Canada, it is our practice and intention to reinvest the earnings of our non-US subsidiaries in their operations. As of January 31, 2015, the Company had not made a provision for US or additional foreign withholding taxes on approximately $21.6 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration ($18.0 million at January 31, 2014). Generally, such amounts become subject to US taxation upon remittance of dividends and under certain other circumstances. If theses earnings were repatriated to the US, the deferred tax liability associated with these temporary differences would be approximately $3.2 million and $3.2 million at January 31, 2015 and 2014, respectively.

In China, a dividend of $1.3 million was declared and paid to the Company in July 2014 from the Company’s China subsidiary, Weifang Lakeland Safety Products Co., Ltd. (“Weifang”) and in August 2014, a dividend of $450,000 was declared from the Company’s China subsidiary, Weifang Meiyang Protective Products Co., Ltd. (“Meiyang”) and paid to the Company in October 2014. The Company’s Board of Directors has instituted a plan to pay annual dividends of $1.0 million to the Company from Weifang’s future profits and 33% of Meiyang’s future profits starting in the next fiscal year. All other retained earnings are expected to be reinvested indefinitely.

9. BENEFIT PLANS

Defined Contribution Plan

Pursuant to the terms of the Company’s 401(k) plan, substantially all US employees over 21 years of age with a minimum period of service are eligible to participate. The 401(k) plan is administered by the Company and provides for voluntary employee contributions ranging from 1% to 15% of the employee’s compensation. There was no Company match in FY14 or FY15.

10. VAT TAX ISSUE IN BRAZIL AND PRIOR PERIOD ADJUSTMENTS

Asserted Claims and Prior Period Adjustments

VAT (i.e. Value Added Tax) tax in Brazil is at the state level. We commenced operations in Brazil in May 2008 through an acquisition of Qualytextil, S.A. (“QT”). At the time of the acquisition, and going back to 2004, the acquired company used a port facility in a neighboring state (Recife-Pernambuco), rather than its own, in order to take advantage of incentives, in the form of a discounted VAT tax, to use such neighboring port facility. We continued this practice until April 2009. The practice was stopped largely for economic reasons, resulting from additional trucking costs and longer lead time. The Bahia state auditors (state of domicile for the Lakeland operations in Brazil) initially reviewed the period from 2004-2006 and filed a claim for unpaid VAT taxes in October 2009. The claim asserted that the state VAT taxes are owed to the state of domicile of the ultimate importer/user and disregarded the fact that the VAT taxes had already been paid to the neighboring state.

The audit notice claimed that the taxes paid to Recife-Pernambuco should have been paid to Bahia in the amount of R$4.8 million and assessed fines and interest of an additional R$5.6 million for a total of R$10.4 million (approximately US$3.0 million, $3.5 million and $6.5 million, respectively based on exchange rates at the time of the claim).

Bahia had announced an amnesty for this tax whereby R$3.5 million (US$1.9 million) of the taxes claimed were paid by QT by the end of the month of May 2010, and the interest and penalties related thereto were forgiven. According to fiscal regulation of Brazil, R$2.1 million (US$1.1 million) of this amnesty payment has since been recouped as credits against future taxes due.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

An audit for the 2007-2009 period has been completed by the State of Bahia. In October 2010, the Company received five claims for 2007-2009 from the State of Bahia, the largest of which was for taxes of R$6.2 (US$2.3) million and fines and interest currently at R$8.3 million (US$3.1 million), for a total of R$14.6 (US$5.5) million. The Company intends to defend itself through a regulatory process and wait for the next amnesty period.  Of other claims, our attorney informs us that three claims totaling R$1.3 (US$0.5) million in respect of fines and penalties will likely be successfully defended based on state auditor misunderstanding.

Lakeland intends to apply for amnesty and make any necessary payments upon a forthcoming, anticipated amnesty periods imposed by the local Brazilian authorities. Of this R$6.2 (US$2.3) million claim, R$3.4 (US$1.3) million is eligible for future credit. The future credit amount had been recorded at the USD value at the exchange rate prevailing in 2010 when recorded, but has not been recorded on the books have been adjusted due to open contingencies (see prior period adjustment for see on VAT taxes in brazil below).

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

Such arrangement would result in a judicial tax claim filed against the Company for 20% greater than the total claim, or approximately US$5.8 million (R$15.4 million). Of this amount, only a portion of any amount paid into future amnesty would be eligible for future credit as discussed elsewhere in this note.

Once this arrangement is completed, the formal judicial process could take from 5 to 10 years. The Company believes there is a strong likelihood that another amnesty would be offered by the state prior to such completion.

The Company has accepted amnesty for a smaller claim (the fifth referenced above) which will result in eight monthly payments of about US $18,000 (R$42,000) which reflects abatement of 80% of penalty and interest. An accrual of US $153,000 has been charged to expense and included in other accrued expenses on the consolidated balance sheet as of January 31, 2014 and has been fully paid as of January 31, 2015.

Of three remaining claims, our attorney informs us that R$1.0 (US $0.4) million will be successfully defended based on a lapse of statute of limitations and R$0.3 (US $0.1) million based on state auditor misunderstanding. No accrual has been made for these items.

In December 2013, the Company learned of a different VAT tax claimed by the State of Sao Paulo for a tax in the amount of approximately US $45,000 and the total claim including interest and penalties totaling approximately US $200,000. In July 2014, management settled this claim for an amount of US $75,000 (R$ 172,000) net present value which will be paid in 120 monthly installments of R$ 4,500 (US $1,691) fixed with no interest or monetary depreciation. An amount of US $75,000 (R$ 172,000) has been charged to expense in Q2FY15.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

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

A table summarizing all four different VAT claims remaining open and their status is listed below:

Principal	Interest & Penalty	Total	Approximate for Totals	Loss Possibility	Strategy	Collateral
R$	R$	R$	US $
305,897	534,038	839,935	$315,492	Remote	To await Judicial Process and negotiate judicial deposit	New Land
573,457	1,337,933	1,911,390	$717,947	Remote	To await Judicial Process and negotiate judicial deposit	Plant
6,209,836	8,356,422	14,566,258	5,471,306	Probable	To await Judicial Process and negotiate judicial deposit	-
402,071	826,346	1,228,417	$461,412	Remote	To await Judicial Process and negotiate judicial deposit	New Land
7,491,261	11,054,740	18,546,000	$6,966,157

The R$ 6,209,836 for the larger VAT claim is intended to be paid into the next amnesty and as such is included on the consolidated balance sheet as a long-term liability of US $2,332,508 as of January 31, 2015.

Numbers may not add due to rounding.

Future Accounting for Funds

Following earlier payment into the amnesty program in 2010 and December 2013, a portion of the taxes were since recouped via credits against future taxes due. The Company does not expect any further charges to expense. Any future payment into amnesty has already been reflected on our books as a liability at January 31, 2014 and January 31, 2015, along with potential future credits.

Balance Sheet Treatment

The Company has reflected the above items on its January 31, 2015, balance sheet as follows:

		R$ millions	US$ millions
Long-term liabilities	Taxes payable	6.2	2.3

Prior Period Adjustment for Credit on VAT taxes in Brazil

In April 2010, the Company had recorded a credit of approximately $R3.4 million ($1.9 million at time of recording in 2010 and $1.3 million at exchange rates at January 31 2015) arising on the payment of VAT taxes into the anticipated future amnesty. This credit results from the fact that these VAT taxes were paid to the neighboring state of Pernambuco and the State of Bahia is demanding payment in full to them even though a discounted amount of taxes had already been paid to Pernambuco and the credit is allowed for these paid taxes but against future taxes due.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

It has since been determined that while the Company is entitled to such credit upon payment of the taxes into a future amnesty program, there is a possibility this credit could be challenged by a supervisor in the Bahia tax department.  Based on research which failed to reveal any instances in which such a challenge has been made and prevailed, the Company believes that in the case of such challenge it is also remote that such challenge would prevail.  Further, the Company paid an earlier claim for VAT taxes into an amnesty program in 2010 and received this credit which was utilized in full with no such challenge.  However, since there is a contingency open as to the granting of this credit, (i.e. it is contingent upon paying the tax into a future amnesty program and the credit not being challenged by the Bahia tax department), however small, US GAAP prohibits this from being recorded as a “contingent asset” and therefore the Company has adjusting the consolidated balance sheets as at January 31, 2013 and January 31, 2014, to eliminate this “contingent asset.”

There will be no impact on the net income (loss) or earnings (loss) per share for the years ended January 31, 2014 and 2015.

Prior Period Adjustment for exchange rates on VAT taxes in Brazil

The VAT liability was not entered on the Brazil subsidiary’s books in earlier years but was treated as a consolidation entry and, accordingly, was not adjusted by the changing foreign exchange rates. This will be a favorable adjustment of $0.7 million and will reduce the liability in US dollars. Accordingly, the Company has adjusted the consolidated balance sheets as at January 31, 2013 and January 31, 2014

It should be noted that these assets would have been eliminated in any case in the event of the effectuation of the proposed sale of the Company’s Brazilian subsidiary.  Further, this, along with the other prior period adjustment referred to above may reduce the Company’s basis in its Brazil subsidiary to below zero. The Company’s board has announced its approval to transfer the operations of its Brazil subsidiary in a sale.  In such case, if and when the sale is consummated, it may result in reporting a gain on such sale to the extent of negative basis.

Upon a sale of Lakeland Brazil the buyer would assume these VAT tax liabilities. See Note 17.

There will be no impact on the net income (loss) or earnings (loss) per share for the years ended January 31, 2014 and 2015.

11. MAJOR SUPPLIER

Our largest supplier in FY15 was Precision Fabrics Group from whom we purchased 7.8% of our total purchases. In FY14, our largest supplier was Southern Mills, from whom we purchased 12.7% of our total purchases. There were no other vendors over 10% for either FY15 or FY14.

12. RELATED PARTIES AND TRANSACTIONS

During the year, the Company paid approximately $520,000 and $587,000 in FY15 and FY14, respectively, to a company owned in part by managers of the Company for certain printing services, which management believes were at fair market value.

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

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

Employment Contracts

The Company has employment contracts expiring through fiscal year ending January 31, 2018, with four principal officers. Pursuant to such contracts, the Company is committed to aggregate annual base remuneration of $1,094,375, $1,110,000, $967,083 and $83,333 for FY15, FY16, FY17 and FY18, respectively. (“Three of such employees voluntarily took an 8% reduction in pay along with a 30% reduction to be paid in restricted shares rather than cash, which was terminated in January 2014 and August 2013, respectively. Three of such contracts provide for bonuses based on reported earnings per share for FY15 compared with targets set by the Board. Such bonuses were not earned in FY14.”)

In March 2013, the Company reached a termination agreement with Mr. Miguel Bastos, President of Lakeland’s Brazilian subsidiary. Such Agreement became effective on August 30, 2013. This is a part of the Company’s efforts to reduce costs. The termination agreement calls for an aggregate maximum payout of R$1.1 million (approximately US$470,000), to be paid out over a period of approximately two years. Mr. Bastos continued to receive his normal salary for six months and then began to receive 3% of Lakeland Brazil’s sales, up to a total payout equal to the aggregate R$1.1 million. This termination agreement pays Mr. Bastos approximately half of the amount which would have been paid out for the remaining years of his employment contract, which had run through December 31, 2015. Such termination amount has been accrued as of January 31, 2015. The balance included in other accrued expenses on the consolidated balance sheet at January 31, 2015, was $280,605.

Leases

Total rental costs under all operating leases are summarized as follows:

	Gross rental	Rentals paid to related parties
Year ended January 31,
2015	$781,502	$0
2014	$813,448	$0

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

Minimum annual rental commitments for the remaining term of the Company’s noncancelable operating leases relating to manufacturing facilities, office space and equipment rentals at January 31, 2015, including lease renewals subsequent to year end, are summarized as follows:

Year ending January 31,

2016	$347,808
2017	315,251
2018	293,539
2019	66,250
2020	269,750
and thereafter	269,750

Litigation

The Company is involved in various litigation proceedings, in addition to those described in Notes 4 and 10 of the financial statements, arising during the normal course of business which, though in the opinion of the management of the Company, will not have a material effect on the Company’s financial position and results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters.

Labor contingencies in Brazil

Lakeland Brazil is currently named in numerous labor proceedings in Brazilian courts in which plaintiffs are seeking a total of nearly US $8,000,000 in damages from Lakeland Brazil. The Company believes many of these claims are without merit and the amount of damages being sought is significantly higher than any damages which may have been incurred. The Company estimates these claims can ultimately be resolved for less than US $1,000,000, but it is reasonably possible that the amount may be as high as US $1,500,000.

The Company has accordingly recorded a liability of US $627,039. Upon a sale of Lakeland Brazil, the buyer would assume these liabilities, as well as Lakeland Brazil’s VAT tax liabilities. In order to effectuate a sale and aid the buyer to meet these and other liabilities, it is anticipated the Company would contribute funding of approximately US $1,600,000 to the buyer, subject to possible repayment from the buyer and possible recoupment through a land sale. See Note 17.

14. Derivative Instruments and Foreign Currency Exposure

The Company is exposed to foreign currency risk. Management has commenced a derivative instrument program to partially offset this risk by purchasing forward contracts to sell the Canadian Dollar and the Euro other than the cash flow hedge discussed below. Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. We designated the forward contracts as derivatives but not as hedging instruments, with loss and gain recognized in current earnings. In the year ended January 31, 2015, the Company recorded a loss on foreign exchange in Brazil of $124,967 or $0.02 per share included in income from operations. In the year ended January 31, 2014, the Company recorded a loss on foreign exchange in Brazil of $475,865 or $0.08 per share included in income from operations.

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

January 31, 2015 and 2014

We have two types of derivatives to manage the risk of foreign currency fluctuations.

We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contract derivatives, not designated as hedging instruments, are generally settled quarterly. Gain and loss on those forward contracts are included in current earnings. There were no outstanding forward contracts at January 31, 2015 or 2014.

We enter cash flow hedge contracts with financial institutions to manage our currency exposure on future cash payments denominated in foreign currencies. The effective portion of gain or loss on cash flow hedge is reported as a component of accumulated other comprehensive income. The notional amount of these contracts was $3,975,000 and $1,633,542 at January 31, 2015 and 2014, respectively. The corresponding asset and income recorded in the consolidated statements of other comprehensive gain is $131,483 at January 31, 2015 and in January 31, 2014 the amount is immaterial to the consolidated financial statements.

15. MANUFACTURING SEGMENT DATA

Domestic and international sales from continuing operations are as follows in millions of dollars:

	Fiscal Years Ended January 31, ($ millions)
	2015		2014
Domestic	$50.07	50.21%	$46.73	51.14%
International	$49.66	49.79%	44.65	48.86%
Total	$99.73	100.00%	$91.38	100.00%

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

We manage our operations by evaluating each of our geographic locations. Our US operations include our facilities in Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products). We also maintain three manufacturing companies China (primarily disposable and chemical suit production), a wovens manufacturing facility in Brazil and a manufacturing facility in Mexico (primarily disposable, glove and chemical suit production). Our China and Brazil facilities produce the majority of the Company’s revenues. The accounting policies of these operating entities are the same as those described in Note 1. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in Canada, Europe, Latin America, India, Russia, Kazakhstan and China, which sell and distribute products shipped from the United States, Mexico, Brazil or China. The table below represents information about reported manufacturing segments for the years noted therein:

	Year Ended January 31
	2015	2014
	(in millions)	(in millions)
Net Sales:
USA	$54.54	$50.53
Other foreign	14.59	11.87
UK	14.41	11.57
Mexico	3.66	3.17
China	46.76	44.30
Brazil	6.31	7.21
Corporate	2.34	2.02
Less intersegment sales	(42.88)	(39.29)
Consolidated sales	$99.73	$91.38
External Sales:
USA	$50.08	$46.73
Other foreign	13.12	10.02
UK	14.40	11.57
Mexico	1.61	1.26
China	14.28	14.76
Brazil	6.24	7.04
Corporate	—	—
Consolidated external sales	$99.73	$91.38
Intersegment Sales:
USA	$4.46	$3.80
Other foreign	1.47	1.85
UK	0.01	—
Mexico	2.05	1.91
China	32.48	29.54
Brazil	0.07	0.17
Corporate	2.34	2.02
Consolidated intersegment sales	$42.88	$39.29

*Negative assets reflect intersegment accounts eliminated in consolidation

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

	Year Ended January 31
	2015 (in millions)	2014 (in millions)
Operating Profit (Loss):
USA	$7.27	$5.22
Other foreign	0.33	(0.54)
UK	2.17	0.62
Mexico	(0.28)	(0.01)
China	4.12	3.54
Brazil	(2.00)	(4.41)
Corporate	(6.71)	(4.81)
Less intersegment profit	0.06	0.03
Consolidated operating profit (loss)	$4.96	$(0.36)
Interest Expense:
Other foreign	0.07	0.11
UK	0.04	0.07
Mexico	—	0.09
China	0.06	0.03
Brazil	0.66	1.08
Corporate	1.52	1.27
Less intersegment	—	(0.46)
Consolidated interest expense	$2.35	$2.19
Income Tax Expense (Benefit):
Other foreign	0.09	0.30
UK	0.46	0.07
Mexico	(0.08)	0.02
China	0.97	0.92
Brazil	(0.15)	—
Corporate	(9.58)	(3.87)
Less intersegment	(0.05)	(0.29)
Consolidated income tax expense (benefit) from continuing operations	$(8.34)	$(2.85)
Depreciation and Amortization Expense:
USA	$0.19	$0.21
Other foreign	0.10	0.14
UK	0.02	0.03
Mexico	0.06	0.05
China	0.23	0.25
Brazil	0.22	0.35
Corporate	0.54	0.60
Less intersegment	(0.03)	(0.02)
Consolidated depreciation and amortization expense	$1.33	$1.61
Total Assets (at Balance Sheet Date): *		(as restated)
USA	$36.35	$28.88
Other foreign	18.00	15.09
UK	6.75	4.83
Mexico	4.20	3.73
China	33.04	30.12
India	(1.31)	(1.19)
Brazil	6.34	3.65
Corporate	70.33	57.20
Less intersegment	(80.49)	(61.83)
Consolidated assets	$93.21	$80.48

* Negative assets reflect intersegment accounts eliminated in consolidation

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

Total Assets Less Intersegment (at Balance Sheet Date): *	Year Ended January 31
	2015	2014
	(in millions)	(in millions)
USA	$30.14	$30.55
Other foreign	10.32	10.94
UK	6.75	4.84
Mexico	4.13	3.66
China	17.03	15.29
India	0.44	0.61
Brazil	6.33	6.91
Corporate	18.07	7.68
Consolidated assets	$93.21	$80.48
Property and Equipment (at Balance Sheet Date):
USA	$2.30	$2.42
Other foreign	1.77	2.06
UK	0.07	0.06
Mexico	2.17	2.09
China	2.70	2.64
India	0.05	0.03
Brazil	1.54	1.86
Corporate	1.21	0.91
Less intersegment	(0.12)	—
Consolidated long-lived assets	$11.69	$12.07
Capital Expenditures:
USA	$0.05	$0.08
Other foreign	0.05	0.07
UK	0.03	0.01
Mexico	0.03	0.01
China	0.31	0.44
India	0.02	—
Brazil	0.02	0.09
Corporate	0.39	0.13
Consolidated capital expenditure	$0.90	$0.83
Goodwill:
USA	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

16. Tax recoverable and judicial deposits in Brazil and prior period adjustments

A prior period adjustment was made to the Company’s Brazilian subsidiary’s balance sheet as at January 31, 2014 of US $1.3 million in connection with its lawsuit against the federal Brazilian government since 2002 and primarily related to judicial deposits made by the Brazilian subsidiary since 2006. While this has built up over more than 12 years, the amounts in any one year are not material. In its prior fiscal years, the Brazilian subsidiary incorrectly recorded the aforementioned US $1.3 million judicial deposit as an asset. The Company believes that the judicial deposit will be returned to it. U.S. GAAP requires that a contingent asset not be recorded until realized and as the collection of this asset is not certain, a decision was made to adjust the balance sheet to eliminate this asset.

There will be no impact on the net income (loss) or earnings (loss) per share for the years ended January 31, 2014 and 2015.

17. Subsequent event – Potential Sale of the Company’s Brazilian operations

On April 29, 2015, the Board of Directors of Lakeland Industries, Inc. determined to exit the Brazilian market. The Company’s Brazilian operations have been unprofitable over the last several years. After extensively considering a number of options and the advice of Brazilian legal counsel, the Board of Directors approved a sale of the Company’s wholly-owned Brazilian subsidiary, Lakeland Brazil (On March 9, 2015 Lakeland Brazil changed legal form to a Limitada and changed its name from Lakeland Brazil S.A.), to a current officer of Lakeland Brazil, subject to successful negotiation and entry into a definitive agreement. It is intended that the sale involve the assumption of a substantial amount of liabilities by the buyer and additional funding from the Company. In order to effectuate a sale and aid the buyer to meet its liabilities, it is anticipated the Company would contribute funding of slightly less than US $1,600,000 to the buyer, subject to possible partial recoupment through a land sale. The sale is also subject to the approval of the Company’s senior lender, Alostar Bank of Commerce. The Company anticipates receiving formal approval from the bank by the end of May 2015.  The Company expects that the sale of Lakeland Brazil will occur during the second quarter of fiscal 2016. However, there can be no assurances that the sale will be successfully consummated. The Company currently estimates that it will incur total pre-tax exit and disposal costs of approximately US $1.9 million, consisting of the aforementioned approximately US $1,600,000 of funding to the buyer in connection with the sale of Lakeland Brazil and approximately US $300,000 for legal and accounting fees and expenses. The foregoing are estimates only.  Actual amounts will not be known until the Company has fully implemented the proposed sale transaction. Even after the sale, the Company may continue to be exposed to certain liabilities arising in connection with the prior operations of Lakeland Brazil, including, without limitation, from lawsuits pending in the labor courts in Brazil and VAT taxes. See Footnote 13 with respect to the labor cases and Footnote 10 with respect to VAT taxes. The Company understands that under the laws of Brazil, a concept of fraudulent bankruptcy exists, which may hold a parent company liable for the liabilities of its Brazilian subsidiary in the event some level of fraud or misconduct is shown during the period that the parent company owned the subsidiary.  While the Company believes that there has been no such fraud or misconduct, there can be no assurance that the courts of Brazil will not make such a finding nonetheless. The risk of exposure to the Company substantially diminishes if the buyer continues to operate the Brazilian subsidiary for a period of at least two years, as the risk of a finding of a fraudulent bankruptcy lessens and pre-sale liabilities are paid off.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015 and 2014

18. UNAUDITED QUARTERLY RESULTS OF OPERATIONS (In thousands, except for per share amounts):

	1/31/2015	10/31/2014	7/31/2014	4/30/2014
Net sales	$26,524	$25,093	$24,610	$23,507
Gross profit	9,942	8,608	8,062	7,099
Earnings from operations	2,210	698	1,467	582
Net income (loss)	11,285	(2,500)	(386)	0
Basic net earnings (loss) per share	1. 60	(0.42)	(0.07)	0.00
Diluted net earnings (loss) per share	1.58	(0.42)	(0.07)	0.00

	1/31/2014	10/31/2013	7/31/2013	4/30/2013
Net sales from operations	$22,222	$22,787	$24,639	$21,737
Gross profit from operations	6,249	5,042	7,462	6,080
(Loss) earnings from operations	(389)	(1,030)	1,297	(237)
Net income (loss)	(1,611)	(1,835)	4,171	(844)
Basic net earnings (loss) per share:	(0.27)	(0.31)	0.75	(0.16)
Diluted net earnings (loss) per share:	(0.27)	(0.31)	0.74	(0.16)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of January 31, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2015 based on the material weaknesses discussed below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon an evaluation performed, our management concluded that as of January 31, 2015 our disclosure controls and procedures were not effective due to our Brazil subsidiary and constitutes a material weakness, but the China and Related Party weaknesses of FY14 have been fully remediated as discussed below.

Our management concluded that as of January 31, 2015, the following existed:

China

In FY13 the Company determined that there were inadequate controls and procedures in place in China. The Company further determined in Q3 of FY14, partially as a result of the change in management with the International Controller departure in Q2, that the Company’s intended remediation was not adequate. Management devoted considerable time in Q3 and Q4 of FY14 to resolving the accounting issues, and management is confident the financial reporting is correct at January 31, 2014 and January 31, 2015. Management further remediated the weakness in internal controls in place in China and made changes as appropriate during FY15, including changes in financial accounting management personnel. As a result of the changes made in FY15, management has concluded that the material weakness in China has been fully remediated.

Brazil

Management determined in FY14 that we did not have adequate internal controls in place in Brazil which constituted a material weakness. The Company has operated without adequate cash resources in Brazil and our loan agreements in the USA precluded us from sending additional cash to Brazil. As a result, we were not able to invest funds in Brazil on internal controls until the operation could be returned to profitability. In FY14 we completely changed the senior management in Brazil and recruited and hired a new CEO specializing in turnaround situations who started in September 2013 and recruited a new CFO who started in February 2014. It was not possible to address the internal controls in Brazil until late in Q4 FY14 at which time the Company engaged an outside CPA firm in Brazil to review the internal controls and procedures. Their report was just rendered March 29, 2014. The conclusion of the report was that the design of the activity/process controls does not meet the minimum requirements needed for information security controls. In addition, the report indicated that the controls resulted in high exposure in the areas of purchase, accounting closing, sales, financial, production, payroll, and logistics. Since the material weakness was identified prior to January 31, 2014, action was taken by management such that it did not result in a misstatement for the year. Extensive internal control work was performed in FY15, including travel by the CFO and VP Finance to Brazil on a quarterly basis for financial review, and the hiring of a financial and operational consultant Multiplica who watches over the operations and cash flow and provides funding, and management is confident the financial reporting is correct at January 31, 2015 after the effect of recording the prior period adjustments. Due to challenges that still exist in Brazil and that are discussed in detail throughout this 2015 Form 10-K, management concludes that the material weakness in internal controls was not fully remediated in FY15. However, the Board of Directors of the Company has approved a plan to exit Brazil in FY16 and Brazil will become a discontinued operation very soon.

Failure to Identify Related Party Transaction

The Company failed to identify all payments made to related parties during FY14. During that year, it was discovered that the Weifang facility paid approximately $587,000 in fiscal 2014 and $435,000 in fiscal 2013 in payments to a company owned in part by managers of the Company’s main China subsidiary, for certain printing services, which management believes were at arms-length pricing. The appropriate disclosures were not made in the FY14 quarterly filings or in the FY13 financial filings. Since the material weakness was identified by management prior to preparation of the financial statements for the year ended January 31, 2014, it did not result in a misstatement in the 2014 Form 10-K. As this related party transaction was fully disclosed throughout FY15 and payments were made at what management has determined to be arms-length pricing, management concludes that the material weakness has been fully remediated.

Failure of Entity Level Controls

As a result of the multiple material weaknesses identified above regarding financial reporting in international locations in FY14, the Company concluded that it did not have sufficient internal controls in place to monitor the internal controls in remote locations in FY14. In addition, the Company did not perform a sufficient level of review of the financial information from the foreign subsidiaries to ensure that all general ledger accounts are reconciled and that estimates are properly stated in FY14. Since the material weakness was identified prior to January 31, 2014 and all accounts were properly reconciled and reviewed, it did not result in a misstatement for the year.

The Company believes it took appropriate steps in FY15 to mitigate the entity level control failure through the remediation of the China and Related Party weaknesses as discussed above, but due to the prior period adjustments related to Brazil and the resulting material weakness in that country, management believes there remains an entity level control failure in FY15. Management believes all other related issues in this area have been remediated and that with the sale of Brazil this material weakness will be fully resolved.

Since the Company qualifies as a smaller reporting company, an attestation report of management’s assessment of internal control by our independent auditors is not required.

Changes in Internal Control over Financial Reporting

There have been no changes in Lakeland Industries, Inc.'s internal control over financial reporting that occurred during Lakeland's fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

All internal control testing that cannot be conducted by the existing internal audit team in the US and China will continue to be outsourced. The internal control program will be monitored/tested in a manner consistent with full Sarbanes-Oxley compliance.

ITEM 9B. OTHER INFORMATION

None

PART III

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in July 2015, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2015. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in July 2015.

Equity Compensation Plans

The following sets forth information relating to Lakeland’s equity compensation plans as of January 31, 2015:

2012 Equity Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price per share of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders
Restricted stock grants - employees	147,500	$6.44	8,500
Restricted stock grants - directors	49,500	$6.44	500
Matching award program	17,600	$8.16	1,400
Bonus in stock program - employees	36,172	$4.44	2,311
Retainer in stock program - directors	13,634	$6.27	7,765
Total Restricted Stock Plans	264,406	$6.27	20,476
Equity compensation plans not approved by security holders
Nonemployee Directors’ Option Plan(2)	17,000	$7.11	—

Total	281,406		20,476

(1)	At maximum levels
(2)	A description of this now expired plan is contained in Note 7 to the financial statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	(1) Financial Statements - Covered by Report of Independent Registered Public Accounting Firm

(A)	Consolidated Statements of Operations for the years ended January 31, 2015 and 2014

(B)	Consolidated Statements of Comprehensive Income for the years ended January 31, 2015 and 2014

(C)	Consolidated Balance Sheets at January 31, 2015 and 2014

(D)	Consolidated Statements of Stockholders’ Equity for the years ended January 31, 2015 and 2014

(E)	Consolidated Statements of Cash Flows for the years ended January 31, 2015 and 2014

(F)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule – Covered by Report of Independent Registered Public Accounting Firm. All schedules are omitted because they are not applicable, not required or the required information is included in a consolidated financial statement or notes hereto.

(3)	Exhibits – See (b) below

b.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 8-K filed April 14, 2014).

3.2	Bylaws of Lakeland Industries Inc., as amended (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 10-Q filed December 7, 2011).

4.1	2006 Incentive Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc. Registration Statement on Form S-8 filed July 26, 2007).

4.2	2009 Stock Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc. Registration Statement on Form S-8 filed September 8, 2011).

4.3	2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc. Registration Statement on Form S-8 filed September 13, 2012).

4.4	Form of Registration Rights Agreement, dated October 24, 2014, by and among Lakeland Industries, Inc. and the several purchasers signatory thereto (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc.’s Form 8-K filed October 24, 2014).

10.1	Employment Agreement, dated April 16, 2010, between Lakeland Industries, Inc. and Christopher J. Ryan (incorporated by reference to Exhibit 10.5 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2010, filed April 16, 2010).

10.2	Employment Agreement, dated October 13, 2014, between Lakeland Industries, Inc. and Gary Pokrassa (incorporated by reference to Exhibit 10.3 of Lakeland Industries, Inc. Form 8-K filed October 14, 2014).

10.3	Lease Agreement, dated December 28, 2010, between Land Services, LLC, as lessor, and Lakeland Industries, Inc., as lessee (incorporated by reference to Exhibit 10.15 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2011).

10.4	Lakeland Industries, Inc. Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed June 29, 2012).

Exhibit No.	Description
10.5	Amendment for the Purchase of Debts, dated January 29, 2013 between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed February 22, 2013).

10.6	Settlement Agreement between Lakeland and Elder Marcos Vieira da Conceição and Márcia Cristina Vieira daConceição Antunes (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 10-Q filed July 31, 2012).

10.7	Fixed Charge on Non-vesting Debts and Floating Charge, dated January 29, 2013 between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.2 to Lakeland Industries, Inc. Form 8-K filed February 20, 2013).

10.8	Standard Terms & Conditions for the debt provided by between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.3 to Lakeland Industries, Inc. Form 8-K filed February 20, 2013).

10.9	Termination Agreement, dated March 14, 2013, among Lakeland Brasil S.A., Lakeland Industries, Inc. and Miguel Bastos (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed March 15, 2013).

10.10	Loan and Security Agreement, dated June 28, 2013, by and among Lakeland Industries, Inc. and Lakeland Protective Wear Inc., as borrowers, and Alostar Bank of Commerce (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed July 1, 2013).

10.11	Amended and Restated Revolver Note, dated June 28, 2013, issued by Lakeland Industries, Inc. and Lakeland Protective Wear Inc., as borrowers, to Alostar Bank of Commerce (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed July 1, 2013).

10.12	Loan and Security Agreement, dated June 28, 2013, by and among Lakeland Industries, Inc. and Lakeland Protective Wear Inc., as borrowers, and LKL Investments, LLC (incorporated by reference to Exhibit 10.3 of Lakeland Industries, Inc.’s Form 8-K filed July 1, 2013).

10.13	Term Note, dated June 28, 2013, issued by Lakeland Industries, Inc. and Lakeland Protective Wear Inc., as borrowers, to LKL Investments, LLC (incorporated by reference to Exhibit 10.4 of Lakeland Industries, Inc.’s Form 8-K filed July 1, 2013).

10.14	Warrant to Purchase Common Stock, dated as of June 28, 2013, issued by Lakeland Industries, Inc. to LKL Investments, LLC (incorporated by reference to Exhibit 10.5 of Lakeland Industries, Inc.’s Form 8-K filed July 1, 2013).

10.15	Letter of Offer, effective as of September 27, 2013, between Lakeland Protective Real Estate Inc. and Business Development Bank of Canada (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed October 1, 2013).

10.16	General Security Agreement, effective as of September 27, 2013, between Lakeland Protective Real Estate Inc. and Business Development Bank of Canada (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed October 1, 2013).

10.17	Agreement for Purchase of Debts, dated December 19, 2013 between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed December 23, 2013).

10.18	Replacement Schedule, dated December 19, 2013 between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed December 23, 2013).

Exhibit No.	Description
10.19	Loan Agreement dated on December 13, 2013 between Lakeland Industries, Inc. and Bank Itau in Brazil to borrow R$ 500.000 (approximately USD $211,000) for working capital (incorporated by reference to Exhibit 10.3 of Lakeland Industries, Inc.’s Form 8-K filed December 23, 2013).

10.20	Summary of Exhibit 10.19 in English (incorporated by reference to Exhibit 10.4 of Lakeland Industries, Inc.’s Form 8-K filed December 23, 2013).

10.21	Loan Agreement, dated March 27, 2014, between the China subsidiary of Lakeland Industries, Weifang Lakeland Safety Products Inc., Ltd, and Weifang Rural Credit Cooperative Bank (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed April 2, 2014).

10.22	Summary of Exhibit 10.21 in English (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc. Form 8-K filed April 2, 2014).

10.23	Employment Agreement, dated March 1, 2014, between Lakeland Industries, Inc. and Stephen M. Bachelder (incorporated by reference to Exhibit 10.27 of Lakeland Industries, Inc. Form 10-K filed April 28, 2014).

10.24	Business Consultancy Agreement dated August 27, 2014 between Lakeland Brasil S.A. and Multiplica Soluções Empresariais Ltda. (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed August 28, 2014).

10.25	Loan Agreement dated October 11, 2014 between the China subsidiary of Lakeland Industries, Inc., Weifang Lakeland Safety Products Inc., Ltd., and Bank of China Anqiu Branch (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed October 14, 2014).

10.26	Securities Purchase Agreement, dated October 24, 2014, by and among Lakeland Industries, Inc. and the several purchasers signatory thereto (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed October 24, 2014).

10.27	Warrant to Purchase Common Stock, dated as of October 29, 2014, issued by Lakeland Industries, Inc. to Craig-Hallum Capital Partners LLC (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed October 30, 2014).

10.28	Amendment to Agreement for Purchase of Debts, dated effectively as of December 3, 2014 between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed December 8, 2014).

10.29	Letter Agreement, dated December 5, 2014, between Lakeland Industries, Inc. and HSBC Invoice Finance (UK) Ltd. (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed December 8, 2014).

10.30	Loan Repayment Agreement, dated on December 18, 2014, between Lakeland Brasil SA and Banco Mercantil do Brasil SA in Brazil (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed December 19, 2014).

10.31	Summary of Exhibit 10.30 in English (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed December 19, 2014).

10.32	Loan Agreement, dated December 25, 2014, between the China subsidiary of Lakeland Industries, Inc., Weifang Lakeland Safety Products Inc., Ltd., and Chinese Rural Credit Cooperative Bank (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed December 30, 2014).

10.33	Summary of Exhibit 10.32 in English (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed December 30, 2014).

10.34	Contract of Sale, dated as of January 5, 2015, by and between Lakeland Industries, Inc., as seller, and Capitol Restoration Dry Cleaners, Inc., as purchaser (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed January 5, 2015).

Exhibit No.	Description
14.1	Lakeland Industries, Inc. Code of Ethics, as amended on February 6, 2012 (incorporated by reference to Exhibit 14.1 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2012).

21	Subsidiaries of Lakeland Industries, Inc. (wholly owned) and jurisdictions of incorporation:

Lakeland Protective Wear, Inc.	Ontario
Lakeland Protective Real Estate	Ontario
Laidlaw, Adams & Peck, Inc. and Subsidiary	Delaware
(Weifang Meiyang Protective Products Co., Ltd.)
Weifang Lakeland Safety Products Co., Ltd.	An Qiu City, Shandong
Industrias Lakeland S.A. de C.V.	Zacatecas, Mexico
Lake Brasil Industria E Comercio de Roupas E Equipamentos de Protecao Individual LTDA. (formerly Brasil S.A. On March 9, 2015 the Company’s Brazilian subsidiary changed its form to a Limitada and changed its name)	Salvador, Brazil
Lakeland Glove and Safety Apparel Private Ltd.	New Delhi, India
Lakeland Industries Europe Ltd.	Cardiff, UK
Weifang Meiyang Protective Products Co., Ltd	An Qiu City, Shandong
Lakeland (Beijing) Safety Products, Co., Ltd.	Beijing & ShanghaiChina
Lakeland Industries, Inc. Agencia en Chile	Santiago, Chile
Lakeland Argentina, SRL	Buenos Aires, Argentina
Art Prom, LLC	Ust-Kamenogorsk, Kazakhstan
RussIndProtection, Ltd.	Moscow, Russia
Lakeland (Hong Kong) Trading Co., Ltd.	Hong Kong

23.1*	Consent of WeiserMazars LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Warren Averett, LLC, Independent Registered Public Accounting Firm

23.3*	Consent of Mazars Auditores Independentes, Independent Registered Public Accounting Firm

23.4*	Consent of ACAL Consultoria E Auditoria S/S, Independent Registered Public Accounting Firm

23.5*	Consent of Shanghai Mazars Certified Public Accountants, Independent Registered Public Accounting Firm

23.6*	Consent of Shanghai Mazars Certified Public Accountants, Independent Registered Public Accounting Firm

23.7*	Consent of Ruihua Certified Public Accountants, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Christopher J. Ryan, Chief Executive Officer, President and Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Gary Pokrassa, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Christopher J. Ryan, Chief Executive Officer, President and Secretary, pursuant to Section 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Gary Pokrassa, Chief Financial Officer, pursuant to Section 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculations Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentations Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 18, 2015

LAKELAND INDUSTRIES, INC.

By:	/ s / Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Duane W. Albro	Chairman of the Board	May 18, 2015
Duane W. Albro

/s/ Christopher J. Ryan	Chief Executive Officer, President,	May 18, 2015
Christopher J. Ryan	Secretary and Director
(Principal Executive Officer)

/s/ Gary Pokrassa	Chief Financial Officer	May 18, 2015
Gary Pokrassa	(Principal Financial and Accounting Officer)

/s/ Stephen M. Bachelder	Chief Operating Officer	May 18, 2015
Stephen M. Bachelder

/s/ A. John Kreft	Director	May 18, 2015
A. John Kreft.

/s/ Thomas McAteer	Director	May 18, 2015
Thomas McAteer

/s/ Douglas B. Benedict	Director	May 18, 2015
Douglas B. Benedict

/s/ James M. Jenkins	Director	May 18, 2015
James M. Jenkins

