Form 10-Q
period 2015-04-30
LAKELAND INDUSTRIES INC
filed 2015-06-15
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 0-15535

LAKELAND INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3115216 .
(State of incorporation)	(IRS Employer Identification Number)

3555 Veterans Memorial Highway, Suite C, Ronkonkoma, New York	11779
(Address of principal executive offices)	(Zip Code)

(631) 981-9700

(Registrant's telephone number, including area code)

701 Koehler Avenue, Suite 7, Ronkonkoma, NY 11779

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

Large accelerated filer ☐	Accelerated filer ☐

Nonaccelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 12, 2015
Common Stock, $0.01 par value per share	7,081,076 shares

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

The forward-looking statements in this Form 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	our ability to make payments on our significant indebtedness and comply with the restrictive covenants thereon;
•	covenants in our credit facilities may restrict our financial and operating flexibility;
•	our ability to remediate the material weaknesses in our internal controls identified by the evaluations performed by us as of October 31, 2014 and throughout fiscal 2014, 2015 and 2016;
•	our ability to make timely payment on the arbitration award balance of $3.75 million which is payable in the amount of $250,000 quarterly through December 31, 2018;
•	the risk that we will not make sufficient additional sales to justify our expansion of activities from the net proceeds of the October 2014 private placement;
•	our ability to obtain additional funds, if necessary;
•	we suffered losses from operations in fiscal 2013 and fiscal 2014 and there can be no assurance that such losses will not continue;
•	we are incurring adverse operating results from our Brazilian operations and we expect such losses in Brazil to continue through fiscal 2016 and are included in discontinued operations;
•	we are subject to risk as a result of our international manufacturing operations;
•	we are subject to claims for a significant amount of VAT taxes in Brazil;
•	our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates;
•	we deal in countries where corruption is an obstacle, particularly in Brazil;
•	there is no assurance that our planned disposition of our Brazilian subsidiary will be successful. Even if consummated, we may continue to be exposed to contain liabilities in connection with the pre-closing operations of our Brazilian subsidiary. In addition, while the Company’s tax advisors believe that the worthless stock deduction intended to be taken by the Company in connection therewith is valid, there can be no assurance that the IRS will not challenge it and, if challenged, that the Company will prevail.
•	rapid technological change could negatively affect sales of our products, inventory levels and our performance;
•	we must estimate customer demand because we do not have long-term commitments from many of our customers, and errors in our estimates could negatively impact our inventory levels and net sales;
•	our operations are substantially dependent upon key personnel;

•	we rely on a limited number of suppliers and manufacturers for specific fabrics, and we may not be able to obtain substitute suppliers and manufacturers on terms that are as favorable, or at all, if our supplies are interrupted;
•	our inability to protect our intellectual property;
•	we face competition from other companies, a number of which have substantially greater resources than we do;
•	some of our sales are to foreign buyers, which exposes us to additional risks;
•	a significant reduction in government funding for preparations for terrorist incidents could adversely affect our net sales;
•	we may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims;
•	our directors and executive officers have the ability to exert significant influence on us and on matters subject to a vote of our stockholders;
•	our failure to realize anticipated benefits from acquisitions, divestitures or restructurings, or the possibility that such acquisitions, divestitures or restructurings could adversely affect us;
•	The other factors referenced in this Form 10-Q, including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2015 Form 10-K.

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

Three Months Ended April 30, 2015 and 2014

	Three Months Ended
	April 30,
	($000’s) except for share information
	2015	2014*
Net sales from continuing operations	$24,819	$21,758
Cost of goods sold from continuing operations	15,540	15,253
Gross profit from continuing operations	9,279	6,505
Operating expenses from continuing operations	6,059	5,647
Operating profit from continuing operations	3,220	858
Other income (loss), net from continuing operations	15	5
Interest expense from continuing operations	183	486
Income before taxes from continuing operations	3,052	377
Income tax expense from continuing operations	892	23
Net income from continuing operations	$2,160	$354
Net loss from discontinued operations	$(931)	$(354)
Net income (loss)	$1,229	$(0.00)
Net income (loss) per common share – Basic:
Income from continuing operations	$0.31	$0.06
Loss from discontinued operations	$(0.14)	$(0.06)
Net income (loss)	$0.17	$0.00
Net income (loss) per common share – Diluted:
Income from continuing operations	$0.30	$0.06
Loss from discontinued operations	$(0.13)	$(0.06)
Net income (loss)	$0.17	$(0.00)
Weighted average common shares outstanding:
Basic	7,062,144	5,923,224
Diluted	7,235,385	5,923,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

*Restated for discontinued operations.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three months ended April 30, 2015 and 2014

	Three Months Ended
	April 30,
	($000’s)
	2015	2014*

Net income	$1,229	$—
Other comprehensive income (loss):
Cash flow hedge in China	75	(81)
Cash flow hedge in United Kingdom	40	—
Foreign currency translation adjustments:
Lakeland Brazil, S.A.	193	368
Canada	52	(18)
United Kingdom	(106)	(3)
China	49	39
Russia/Kazakhstan	41	(125)
Other comprehensive income	344	180
Comprehensive income	$1,573	$180

The accompanying notes are an integral part of these condensed consolidated financial statements.

*Restated for discontinued operations.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

April 30, 2015 and January 31, 2015

ASSETS	April 30,	January 31,
	2015	2015*
Current assets	($000’s)	($000’s)
Cash and cash equivalents	$8,721	$6,709
Accounts receivable, net of allowance for doubtful accounts of $538 and $484 at April 30, 2015 and January 31, 2015, respectively	14,769	13,277
Inventories, net of reserves of approximately $2,460 and $2,454 at April 30, 2015 and January 31, 2015, respectively	39,495	37,092
Deferred income taxes	1,015	1,144
Assets of discontinued operations in Brazil	6,447	6,335
Prepaid VAT tax	1,216	1,717
Other current assets	3,184	2,361
Total current assets	74,847	68,635
Property and equipment, net	10,311	10,144
Deferred income tax, noncurrent	13,101	13,101
Prepaid VAT and other taxes	173	173
Security deposits	86	113
Intangibles, prepaid bank fees and other assets, net	141	171
Goodwill	871	871
Total assets	$99,530	$93,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,512	$7,763
Accrued compensation and benefits	854	1,120
Other accrued expenses	1,798	1,462
Liabilities of discontinued operations in Brazil	6,692	6,574
Current maturity of long-term debt	50	50
Current maturity of accrued arbitration award	1,000	1,000
Short-term borrowing	3,446	2,611
Borrowings under revolving credit facility	8,666	5,642
Total current liabilities	31,018	26,222
Accrued arbitration award, less current portion	2,637	2,870
Long-term portion of Canada loan	830	800
VAT taxes payable long term	130	60
Total liabilities	34,615	29,952
Stockholders’ equity
Preferred stock, $.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $.01 par; authorized 10,000,000 shares, issued 7,428,220 and 7,414,037; outstanding 7,071,779 and 7,057,596 at April 30, 2015 and January 31, 2015 respectively	74	74
Treasury stock, at cost; 356,441 shares at April 30, 2015 and January 31, 2015	(3,352)	(3,352)
Additional paid-in capital	64,680	64,594
Retained earnings	5,883	4,654
Accumulated other comprehensive loss	(2,370)	(2,714)
Total stockholders' equity	64,915	63,256
Total liabilities and stockholders' equity	$99,530	$93,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

*Restated for discontinued operations.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

Three months ended April 30, 2015

($000’s)

except for share information

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
Balance, January 31, 2015	7,414,037	$74	(356,441)	$(3,352)	$64,594	$4,654	$(2,714)	$63,256

Net income	—	—	—	—	—	1,229	—	1,229
Other comprehensive income	—	—	—	—	—	—	344	344
Stock-based compensation:
Restricted stock issued	14,183	—	—	—	—	—	—	—
Restricted Stock Plan	—	—	—	—	127	—	—	127
Return of shares in lieu of payroll tax withholding	—	—	—	—	(41)	—	—	(41)
Balance, April 30, 2015	7,428,220	$74	(356,441)	$(3,352)	$64,680	$5,883	$(2,370)	$64,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three Months Ended April 30, 2015 and 2014

	For the Three Months Ended April 30,
	2015	2014*
Cash flows from operating activities:
Net income (loss)	$1,229	$0
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for inventory obsolescence	7	(94)
Provision for doubtful accounts	90	14
Deferred income taxes current	128	(128)
Deferred taxes long-term	70	(1)
Depreciation and amortization	246	293
Interest expense resulting from amortization of warrant OID and reclassification of PIK interest	——	481
Stock based and restricted stock compensation	127	24
Interest expense resulting from Arbitration Award	16	58
(Increase) decrease in operating assets
Accounts receivable	(1,630)	(785)
Inventories	(2,471)	518
Prepaid VAT taxes and other current assets	501	(152)
Other assets-mainly prepaid fees from financing transaction	(714)	(42)
Assets of discontinued operations	(672)	(598)
Increase (decrease) in operating liabilities
Accounts payable	828	1,302
Accrued expenses and other liabilities	77	573
Arbitration award in Brazil	(250)	(250)
Liabilities of discontinued operations	871	317
Net cash (used in) provided by operating activities	(1,547)	1,530
Cash flows from investing activities:
Purchases of property and equipment	(307)	(88)
Net cash used in investing activities	(307)	(88)
Cash flows from financing activities:
Net borrowings under credit agreement (revolver)	3,024	1,083
Canada loan repayments	(6)	(10)
Borrowings in Argentina	269	——
UK borrowings, net	569	(30)
China borrowings, net	7	(14)
Shares returned to pay employee taxes under restricted stock program	(41)	——
Net cash provided by financing activities	3,822	1,027
Effect of exchange rate changes on cash	44	(14)
Net increase in cash and cash equivalents	2,012	2,455
Cash and cash equivalents at beginning of year	6,709	4,555
Cash and cash equivalents at end of year	$8,721	$7,010

(in $000)(From continuing operations)	Q1FY16	Q1FY15
Cash paid for interest	$184	$433
Cash paid for taxes	$604	$307

The accompanying notes are an integral part of these condensed consolidated financial statements.

*Restated for discontinued operations

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business

Lakeland Industries, Inc. and Subsidiaries (“Lakeland” or the “Company”), a Delaware corporation organized in April 1986, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing market. The principal market for the Company’s products is in the United States. No customer accounted for more than 10% of net sales during the three month periods ending April 30, 2015 and 2014. In April 2015, the Company decided to exit operations in Brazil. See Note 17 for further description.

2. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the condensed consolidated financial information required herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended January 31, 2015.

Our consolidated financial statements have been prepared using the accrual method of accounting in accordance with US GAAP.

The results of operations for the three month period ended April 30, 2015 are not necessarily indicative of the results to be expected for the full year.

In this Form 10-Q, (a) “FY” means fiscal year; thus, for example, FY16 refers to the fiscal year ending January 31, 2016, (b) “Q” refers to quarter; thus, for example, Q1 FY16 refers to the first quarter of the fiscal year ending January 31, 2016, (c) “Balance Sheet” refers to the condensed consolidated balance sheet and (d) “Statement of Operations" refers to the condensed consolidated statement of operations.

3. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4. Inventories

Inventories of continuing operations consist of the following (in $000s):

	April 30, 2015	January 31, 2015

Raw materials	$16,468	$14,379
Work-in-process	1,882	1,670
Finished goods	21,145	21,043
	$39,495	$37,092

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

The following table sets forth the computation of basic and diluted earnings per share for “income from continuing operations” at April 30, 2015 and 2014, as follows:

	Three Months Ended
	April 30, (in $000s)
	2015	2014
Numerator
Net income from continuing operations	$2,160	$354
Net loss from discontinued operations	(931)	(354)
Net income (loss)	$1,229	$(0.00)
Denominator
Denominator for basic earnings per share (weighted-average shares which reflect 356,441 shares in the treasury as a result of the stock repurchase program that ended in 2011, and 0 and 566,015 weighted average common equivalents relating to the warrant issued with the FY14 subordinated debt financing)	7,062,144	5,923,224
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	173,241	——
Denominator for diluted earnings per share (adjusted weighted average shares)	7,235,385	5,923,224
Basic earnings per share from continuing operations	$0.31	$0.06
Basic earnings per share from discontinued operations	$(0.14)	$(0.06)
Basic earnings per share	$0.17	$(0.00)
Diluted earnings per share from continuing operations	$0.30	$0.06
Diluted earnings per share from discontinued operations	$(0.13)	$(0.06)
Diluted earnings per share	$0.17	$(0.00)

6. Long-Term Debt and Subsequent Event

Revolving Credit Facility

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

On June 3, 2015, the Borrowers entered into a Second Amendment (the “Second Amendment”) to the Senior Loan Agreement. The primary purposes of the Second Amendment are to (i) modify the definition of Permitted Asset Disposition to provide the Company with the ability to transfer the stock of the Company’s wholly-owned Brazilian subsidiary, Lake Brasil Indústria e Comércio de Roupas e Equipamentos de Proteção Individual Ltda. (“Lakeland Brazil”), and (ii) allow the Borrowers to transfer funds to Lakeland Brazil for the specific purposes of settling arbitration claims, paying contractual expenses, and paying expenses incurred in connection with a transfer of the stock of Lakeland Brazil so long as, after giving effect to any such transfer, the amount Borrowers have as excess availability under the revolver loans, excluding the $15 million facility cap for this purpose only, calculated pursuant to and under the Senior Loan Agreement, is at least $3.0 million. Also, as part of the Second Amendment, Lender consented to the sale of the Company’s corporate offices in Ronkonkoma, New York on the condition that the net cash proceeds from the sale in the amount of at least $450,000 are used by the Company to pay down the Borrower’s obligations to Lender under the Senior Loan Agreement.

On June 28, 2013, the Borrowers also entered into a Loan and Security Agreement (the “Subordinated Loan Agreement”) with LKL Investments, LLC, an affiliate of Arenal Capital, a private equity fund (the “Junior Lender”). The Subordinated Loan Agreement provided for a $3.5 million term loan to be made to the Borrowers with a second priority lien on substantially all of the assets of the Company in the United States and Canada, except for the Canadian warehouse and except for a first lien on the Company’s Mexican facility. Pursuant to the Subordinated Loan Agreement, among other things, Borrowers issued to the Junior Lender a five-year term loan promissory note (the “Note”). At the election of the Junior Lender, interest under the Note may have been paid in cash, by PIK in additional notes or payable in shares of common stock (“Common Stock”), of the Company. The Junior Lender also, in connection with this transaction, received a common stock purchase warrant (the “Warrant”) to purchase up to 566,015 shares of Common Stock (subject to adjustment), representing beneficial ownership of approximately 9.58% of the outstanding Common Stock of the Company, as of the closing of the transactions completed by the Subordinated Loan Agreement. The Company’s receipt of gross proceeds of $3.5 million (before original issue discount of $2.2 million related to the associated warrant) in subordinated debt financing was a condition precedent set by the Senior Lender, of which this transaction satisfied. The Warrant was fully exercised at October 31, 2014.

On October 29, 2014, with the proceeds from a private placement of 1,110,000 shares of its common stock, the Company repaid in full the Subordinated Debt. The early extinguishment of the Subordinated Debt resulted in a one-time pretax non-cash charge of approximately $1.6 million for the remaining unamortized original issue discount on the Subordinated Debt and a pretax non-cash charge of approximately $0.6 million for the remaining unamortized fees paid at the closing of the June 2013 Subordinated Debt financing. These charges were included in the Company’s financial results for the third fiscal quarter ended October 31, 2014 and the fiscal year ended January 31, 2015. The $0.6 million of unamortized fees attributable to the Senior Debt will remain on the Company’s books and continue to be amortized over the remaining term of the Senior Debt through June 2017 as amended.

The following is a summary of the material terms of the Senior Credit Facility:

$15 million Senior Credit Facility

•	Borrowers are Lakeland Industries, Inc. and its Canadian operating subsidiary Lakeland Protective Wear Inc.
•	Borrowing pursuant to a revolving credit facility subject to a borrowing base calculated as the sum of:
○	85% of eligible accounts receivable as defined
○	The lesser of 60% of eligible inventory as defined or 85% of net orderly liquidation value of inventory
○	In transit inventory in bound to the US up to a cap of $1,000,000
○	Receivables and inventory held by the Canadian operating subsidiary to be included, up to a cap of $2 million of availability
•	On April 30, 2015, there was $6.3 million available under the senior credit facility.
•	Collateral
○	A perfected first security lien on all of the Borrowers United States and Canadian assets, other than its Mexican plant and the Canadian warehouse
○	Pledge of 65% of Lakeland US stock in all foreign subsidiaries other than 100% pledge of stock of its Canadian subsidiaries
•	Collection
○	All customers of Borrowers must remit to a lockbox controlled by Senior Lender or into a blocked account with all collection proceeds applied against the outstanding loan balance.

•	Maturity
○	An initial term of three years from June 28, 2013 (the “Closing Date”), which has been extended to June 28, 2017 pursuant to the Amendment
○	Prepayment penalties of 2% if prior to the second anniversary of the Closing Date and 1% thereafter
•	Interest Rate
○	Rate equal to LIBOR rate plus 525 basis points, reduced to 325 basis points on March 31, 2015 per the Amendment
○	Initial rate and rate at April 30, 2015 of 6.25% per annum
○	Floor rate of 6.25%, reduced to 4.25% on March 31, 2015 per annum per the Amendment
•	Fees: Borrowers shall pay to the Lender the following fees:
○	Origination fee of $225,000, paid on the Closing Date and being amortized over the term of loans and is included in “intangibles, prepaid bank fees and other assets, net” in the accompanying consolidated balance sheet
○	0.50% per annum on unused portion of commitment
○	A non-refundable collateral monitoring fee in the amount of $3,000 per month
○	All legal and other out of pocket costs
•	Financial Covenants
○	Borrowers covenanted that, from the Closing Date until the commitment termination date and full payment of the obligations to Senior Lender, Lakeland Industries, Inc. (the parent company), together with its subsidiaries on a consolidated basis, excluding its Brazilian subsidiary, shall comply with the following additional covenants:

•	Fixed Charge Coverage Ratio. At the end of each fiscal quarter of Borrowers, Borrowers shall maintain a Fixed Charge Coverage Ratio of not less than 1.1 to 1.00 for the four quarter period then ending.
•	Minimum Quarterly Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Borrowers shall achieve, on a rolling four quarter basis excluding the operations of the Borrower’s Brazilian subsidiary, EBITDA of not less than $4.1 million.
•	Capital Expenditures. Borrowers shall not during any fiscal year make capital expenditures in an amount exceeding $1 million in the aggregate.
•	The Company is in compliance with all loan covenants of the Senior Debt at April 30, 2015.
•	Other Covenants
○	Standard financial reporting requirements as defined
○	Limitation on amounts that can be advanced to or on behalf of Brazilian operations, limited to one aggregate total of $200,000 for the term of the loan
○	Limitation on total net investment in foreign subsidiaries of a maximum of $1.0 million per annum

Brazil Loans

Brazil short-term borrowings as of April 30, 2015 consists of R$1,885,028 (US $629,686) and accrued interest of R$15,863 (US $5,299) which are included in liabilities of discontinued operations on the consolidated balance sheet. Brazil loans are collateralized by receivables, an officer guarantee, and customer contracts. Monthly interest rates range from 1.40% to 2.50% during the three month period ended April 30, 2015.

Borrowings in UK

On December 3, 2014, the Company and its UK subsidiary amended the terms of its existing financing facility with HSBC to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 3, 2015, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million) to £1,500,000 (approximately USD $2.3 million), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. The balance outstanding under this facility at April 30, 2015 was the equivalent of USD $1.0 million and is included in short-term borrowings on the condensed consolidated balance sheet. The per annum interest rate repayment rate was 3.44% and the term was for a minimum period of one year renewable on December 3, 2015.

Canada Loans

In September 2013, the Company refinanced its loan with the Development Bank of Canada (BDC) for a principal amount of approximately Canadian and US $1.1 million (based on exchange rates at time of closing). Such loan is for a term of 240 months at an interest rate of 6.45% per annum with fixed monthly payments of approximately US $6,447 (C$8,169) including principal and interest. It is collateralized by a mortgage on the Company's warehouse in Brantford, Ontario. The amount outstanding at April 30, 2015 is C$1,057,474 which is included as US $829,762 short term borrowings on the accompanying condensed consolidated balance sheet, net of current maturities of US $50,000.

China Loan

On March 27, 2014, the Company’s China subsidiary, Weifang Lakeland Safety Products Co., Ltd (“WF”), and Weifang Rural Credit Cooperative Bank (“WRCCB”) completed an agreement for WF to obtain a line of credit for financing in the amount RMB 8,000,000 (approximately US $1.3 million), with interest at 120% of the benchmark rate supplied by WRCCB (which is currently 5.6%). The effective per annum interest rate is currently 6.72%. The loan is collateralized by inventory owned by WF. WRCCB had hired a professional firm to supervise WF’s inventory flow, which WF paid RMB 40,000 (approximately US $6,500). This loan was repaid on March 20, 2015 and the line of credit matured on March 25, 2015. There were no covenant requirements on this loan.

On October 11, 2014, WF and Bank of China Anqiu Branch completed an agreement for WF to obtain a line of credit for financing in the amount RMB 5,000,000 (approximately US $0.8 million),  with interest at 123% of the benchmark rate supplied by Bank of China Anqiu Branch (which is currently 6.0%). The effective per annum interest rate is currently 7.38%. The loan is collateralized by inventory owned by WF. The balance under this loan outstanding at April 30, 2015 was RMB 5,000,000 (approximately US $0.8 million) and is included in short-term borrowings on the condensed consolidated balance sheet. The line of credit is due within a one year period.

On March 25, 2015 WF and WRCCB completed an agreement for WF to obtain a line of credit for financing in the amount of RMB 8,000,000 (approximately US $1.3 million), with interest at 120% of the benchmark rate supplied by WRCCB (which is currently 5.35% per annum). The effective per annum interest rate is currently 6.42%. The loan is collateralized by inventory owned by WF. WRCCB had hired a professional firm to supervise WF’s inventory flow, for which WF paid RMB 46,000 (approximately US $7,475). The balance under this loan outstanding at April 30, 2015 was RMB 8,000,000 (approximately US $1.3 million) and is included in short-term borrowings on the condensed consolidated balance sheet. The line of credit is due within a one year period.

Argentina Loan

In April 2015, the Company’s Argentina subsidiary was granted a $300,000 line of credit denominated in Argentine pesos, pursuant to a standby letter of credit granted by the parent company. There are several drawdowns each with six month terms at an annual rate of 34%.

7. Major Supplier

No supplier accounted for more than 10% of cost of sales during the three-month period ended April 30, 2015 and 2014.

8. Employee Stock Compensation

The Company has two main share-based payment plans: The Nonemployee Directors’ Option Plan (the “Directors’ Plan”) and a Restricted Stock Plan (the “2012 Equity Plan”). The below table summarizes the main provisions of each of these plans:

Nature and terms
Nonemployee Director Stock Option Plan	The plan provides for an automatic one-time grant of options to purchase 5,000 shares of common stock to each nonemployee director newly elected or appointed. Options are granted at not less than fair market value, become exercisable commencing six months from the date of grant and expire six years from the date of grant. In addition, all nonemployee directors re-elected to the Company’s Board of Directors at any annual meeting of the stockholders will automatically be granted additional options to purchase 1,000 shares of common stock on that date. Such plan expired at December 31, 2012 as to any new awards. Existing options will expire based on individual award dates.
Restricted Stock Plan - employees	Long-term incentive compensation three-year plan. Employees are granted potential share awards at the beginning of the three-year cycle at baseline, maximum or zero amounts. The level of award and final vesting is based on the Board of Directors’ opinion as to the performance of the Company and management in the entire three-year cycle. All vesting is three-year “cliff” vesting - there is no partial vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period, which approximates the performance period.
Restricted Stock Plan - directors	Long-term incentive compensation-three-year plan. Directors are granted potential share awards at the beginning of the three-year cycle at baseline, maximum or zero amounts. The level of award and final vesting is based on the Board of Directors’ opinion as to the performance of the Company and management in the entire three-year cycle. All vesting is three-year “cliff” vesting - there is no partial vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period, which approximates the performance period.
Matching award program	All participating employees are eligible to receive one share of restricted stock awarded for each two shares of Lakeland stock purchased on the open market. Such restricted shares are subject to three-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the three-year period, which approximates the performance period.
Bonus in stock program - employees	All participating employees are eligible to elect to receive any cash bonus in shares of restricted stock. Such restricted shares are subject to two-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the two-year period. Since the employee is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the grant date stock price.
Director fee in stock program	All directors are eligible to elect to receive any director fees in shares of restricted stock. Such restricted shares are subject to two-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the two-year period. Since the director is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the grant date stock price, which approximates the performance period.

The following table represents our stock options granted, exercised and forfeited during the three-months ended April 30, 2015.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2015	17,000	$7.11	1.83 years	$54,580
Granted during the three-months ended April 30, 2015	—	—	—	—
Forfeited during the three-months ended April 30, 2015	(5,000)	$6.21	—	—
Outstanding at April 30, 2015	12,000	$7.48	2.26 years	$24,070
Exercisable at April 30, 2015	12,000	$7.48	2.26 years	$24,070
Reserved for future issuance:
Directors’ Plan (expired on December 31, 2012)	0

All stock-based option awards were fully vested at April 30, 2015 and January 31, 2015. There were no new grants during the three months ended April 30, 2015, and this plan expired by its terms on December 31, 2012.

The 2009 Equity Plan and the 2012 Equity Plan

On June 17, 2009, the stockholders of the Company approved the 2009 Equity Plan. A total of 253,000 shares of restricted stock were authorized under this plan. On June 20, 2012, the stockholders of the Company authorized 310,000 shares under a new restricted stock plan (the “2012 Equity Plan”). Under these restricted stock plans, eligible employees and directors are awarded performance-based restricted shares of the Company’s common stock. The amount recorded as expense for the performance-based grants of restricted stock are based upon an estimate made at the end of each reporting period as to the most probable outcome of this plan at the end of the three-year performance period (e.g., baseline, maximum or zero). In addition to the grants with vesting based solely on performance, certain awards pursuant to the plan have a time-based vesting requirement, under which awards vest from two to three years after grant issuance, subject to continuous employment and certain other conditions. Restricted stock has voting rights, and the underlying shares are not considered to be issued and outstanding until vested.

Under the 2009 Equity Incentive Plan, all grants have been vested. There are no remaining unvested or ungranted shares available under the 2009 Restricted Stock Plan as of April 30, 2015.

Under the 2012 Equity Incentive Plan, the Company has issued 53,556 fully vested shares as of April 30, 2015. The Company has also granted 244,497 of shares of unvested restricted stock as of April 30, 2015, assuming all maximum awards are achieved, (188,497 shares at “baseline”), and have a weighted average grant date fair value of $6.49 per share. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of April 30, 2015, unrecognized stock-based compensation expense related to restricted stock awards totaled $207,122 pursuant to the 2012 Equity Incentive Plan, before income taxes, based on the maximum performance award level, less what has been charged to expense on a cumulative basis through October 31, 2012, which was set to zero. The cost of these nonvested awards is expected to be recognized over a weighted-average period of three years. The performance based awards are not considered stock equivalents for earnings per share (“EPS”) calculation purposes.

Stock-Based Compensation

The Company recognized total stock-based compensation costs of $127,652 and $24,364 for the three-months ended April 30, 2015 and 2014, respectively, of which $0 and $18,896 result from the 2009 Equity Plan and $127,652 and $5,468 result from the 2012 Equity Plan for the periods ended April 30, 2015 and 2014, respectively, and $0 and $0, respectively, from the Director Option Plan. These amounts are reflected in operating expenses. The total income tax benefit recognized for stock-based compensation arrangements was $45,955 and $8,771 for the years ended April 30, 2015 and 2014, respectively.

Shares under 2012 Equity Plan	Outstanding Unvested Grants at Maximum at Beginning of FY16	Granted during FY16 through April 30, 2015	Becoming Vested during FY16 through April 30, 2015	Forfeited during FY16 through April 30, 2015	Outstanding Unvested Grants at Maximum at End of April 30, 2015
Restricted stock grants – employees	147,500	—	—	—	147,500
Restricted stock grants - directors	49,500	—	—	—	49,500
Matching award program	17,600	—	—	—	17,600
Bonus in stock - employees	36,172	—	18,316	—	17,856
Retainer in stock - directors	13,634	1,514	3,107	—	12,041
Total restricted stock plan	264,406	1,514	21,423	—	244,497

Weighted average grant date fair value	$6.27	$9.22	$4.06	—	$6.49

9. Segment Data

Domestic and international sales from continuing operations are as follows in millions of dollars:

	Three Months Ended April 30,
	2015		2014

Domestic	$12.84	51.73%	$12.20	56.07%
International	11.98	48.27%	9.56	43.93%
Total	$24.82	100.00%	$21.76	100.00%

We manage our operations by evaluating each of our geographic locations. Our US operations include our facilities in Alabama (primarily the distribution to customers of the bulk of our products and the manufacture of our chemical, glove and disposable products). We also maintain three manufacturing companies China (primarily disposable and chemical suit production), a wovens manufacturing facility in Brazil which has been discontinued and a manufacturing facility in Mexico (primarily disposable, glove and chemical suit production). Our China and Mexico facilities produce the majority of the Company’s products and China generates a significant portion of the Company’s revenues. The accounting policies of these operating entities are the same as those described in Note 1. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in Canada, Europe, Latin America, India, Russia, Kazakhstan and China, which sell and distribute products shipped from the United States, Mexico, Brazil (which has been discontinued) or China. The table below represents information about reported manufacturing segments for the years noted therein:

	Three Months Ended April 30, (in millions of dollars)
	2015	2014 (Restated for discontinued operations)
Net Sales from continuing operations:
USA	$13.65	$13.11
Other foreign	3.08	3.67
Europe (UK)	5.61	2.79
Mexico	0.86	0.92
China	11.26	10.70
Corporate	0.62	0.98
Less intersegment sales	(10.26)	(10.41)
Consolidated sales	$24.82	$21.76
External Sales from continuing operations:
USA	$12.84	$12.20
Other foreign	3.01	3.45
Europe (UK)	5.60	2.79
Mexico	0.31	0.42
China	3.06	2.90
Consolidated external sales	$24.82	$21.76
Intersegment Sales from continuing operations:
USA	$0.81	$0.91
Other foreign	0.07	0.22
Europe (UK)	0.01	—
Mexico	0.55	0.50
China	8.20	7.80
Corporate	0.62	0.98
Consolidated intersegment sales	$10.26	$10.41

	Three Months Ended April 30, (in millions of dollars)
	2015	2014 (Restated for discontinued operations)
Operating Profit (Loss) from continuing operations:
USA	$2.57	$0.91
Other foreign	(0.10)	0.17
Europe (UK)	1.79	0.21
Mexico	(0.05)	(0.02)
China	0.77	0.96
Corporate	(1.62)	(1.33)
Less intersegment profit	(0.14)	(0.04)
Consolidated operating profit	$3.22	$0.86
Depreciation and Amortization Expense from continuing operations:
USA	$0.04	$0.04
Other foreign	0.02	0.03
Europe (UK)	—	—
Mexico	0.03	0.01
China	0.08	0.06
Corporate	0.10	0.16
Less intersegment	(0.03)	(0.01)
Consolidated depreciation & amortization expense	$0.24	$0.29
Interest Expense from continuing operations:
USA (shown in Corporate)	$—	$—
Other foreign	0.02	0.04
Europe (UK)	—	0.01
Mexico	—	0.02
China	0.04	(0.02)
Corporate	0.12	0.49
Less intersegment	—	(0.05)
Consolidated interest expense	$0.18	$0.49
Income Tax Expense (Benefits) from continuing operations:
USA (shown in Corporate)	$—	$—
Other foreign	0.05	0.06
Europe (UK)	0.40	0.02
Mexico	—	(0.04)
China	0.17	0.25
Corporate	0.30	(0.25)
Less intersegment	(0.03)	(0.02)
Consolidated income tax expense	$0.89	$0.02

	April 30, 2015 (in millions of dollars)	January 31, 2015 (in millions of dollars)
Total Assets:*
USA	$39.00	$36.35
Other foreign	18.00	18.00
Europe (UK)	6.87	6.75
Mexico	4.17	4.20
China	34.47	33.04
India	(1.42)	(1.31)
Brazil (discontinued operations)	6.45	6.34
Corporate	70.72	70.33
Less intersegment	(78.73)	(80.49)
Consolidated assets	$99.53	$93.21
Total Assets Less Intersegment:*
USA	$32.82	$30.14
Other foreign	10.22	10.32
Europe (UK)	6.87	6.75
Mexico	4.15	4.13
China	21.55	17.03
India	0.30	0.44
Brazil (discontinued operations)	6.45	6.33
Corporate	17.17	18.07
Consolidated assets	$99.53	$93.21
Property and Equipment:
USA	$2.28	$2.30
Other foreign	1.83	1.77
Europe (UK)	0.07	0.07
Mexico	2.16	2.17
China	2.74	2.70
India	0.04	0.05
Corporate	1.30	1.20
Less intersegment	(0.11)	(0.12)
Consolidated property and equipment	$10.31	$10.14
Capital Expenditures:
USA	$0.03	$0.05
Other foreign	0.02	0.05
Europe (UK)	—	0.03
Mexico	—	0.03
China	0.11	0.31
India	—	0.02
Corporate	0.15	0.39
Consolidated capital expenditures	$0.31	$0.88
Goodwill:
USA	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87

* Negative assets reflect intersegment accounts eliminated in consolidation

10. Income Taxes

Income Tax Audits/Change in Accounting Estimate

The Company is subject to US federal income tax, as well as income tax in multiple US state and local jurisdictions and a number of foreign jurisdictions. The Company has received a final “No Change Letter” from the IRS for FY07 dated August 20, 2009. The Company has received notice from the IRS on March 21, 2011, that it will shortly commence an audit for the FY09 tax return. There have been no further communications from the IRS since. The Company has not had any recent US corporate income tax returns examined by the IRS. Returns for the year since 2011 are still open based on statutes of limitation only.

Chinese tax authorities have performed limited reviews on all Chinese subsidiaries as of tax years 2008, 2009, 2010, 2011, 2012, 2013 and 2014 with no significant issues noted. We believe our tax positions are reasonably stated as of April 30, 2015. On May 20, 2015, Weifang Lakeland Safety Products Co., Ltd., one of our Chinese operations, was visited by the local tax authority as a routine check. Following this visit, management believes there is no material risk in our China tax position.

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

The Company’s Brazilian subsidiary is currently under a tax audit, which raised some issues regarding the tax impact related to the merger held in 2008 and the goodwill resulting from the structure which was set up by the Company's Brazilian counsel's suggestion. The structure used is relatively common in acquisitions of Brazilian operations made by non-Brazilian companies. In general, acquisitions with this structure have survived challenge by the taxing authorities in Brazil. The cumulative amount of tax benefits recognized on the Company’s books through April 30, 2015, resulting from the tax deduction of the goodwill amortization is approximately US $0.9 million (R$ 2,774,843) consisting of tax of approximately US $0.1 million (R$ 280,416) and the remainder in interest and penalties. In February 2015, a court decision was reached in favor of the Company and as such no provision has been recorded.

In connection with the exit plan from Brazil, the Company claimed a worthless stock deduction which generated a tax benefit of approximately US $9.5 million, net of a US $2.9 million valuation allowance. While the Company and its tax advisors believe that this deduction is valid, there can be no assurance that the IRS will not challenge it and, if challenged, there is no assurance that the Company will prevail.

Except in Canada, it is our practice and intention to reinvest the earnings of our non-US subsidiaries in their operations. As of April 30, 2015, the Company had not made a provision for US or additional foreign withholding taxes on approximately $23.6 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration ($21.6 million at January 31, 2015). Generally, such amounts become subject to US taxation upon remittance of dividends and under certain other circumstances. If theses earnings were repatriated to the US, the deferred tax liability associated with these temporary differences would be approximately $3.4 million at April 30, 2015.

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

Change in Accounting Estimate/Valuation Allowance

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. The valuation allowance was $2,945,884 at April 30, 2015 and January 31, 2015.

Income Tax Expense

Income tax expenses consist of federal, state and foreign income taxes. Income tax expenses were $0.8 million for the three months ended April 30, 2015, as compared to income tax expense of $0 million for the three months ended April 30, 2014.

11. Derivative Instruments and Foreign Currency Exposure

The Company is exposed to foreign currency risk. Management has commenced a derivative instrument program to partially offset this risk by purchasing forward contracts to sell the Canadian Dollar and the Euro other than the cash flow hedge discussed below. Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. We designated the forward contracts as derivatives, but not as hedging instruments, with loss and gain recognized in current earnings.

The Company accounts for its foreign exchange derivative instruments by recognizing all derivatives as either assets or liabilities at fair value, which may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments

We have two types of derivatives to manage the risk of foreign currency fluctuations as noted below:.

We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contract derivatives, not designated as hedging instruments, are generally settled quarterly. Gain and loss on those forward contracts are included in current earnings. There were no outstanding forward contracts at April 30, 2015 or 2014.

We enter cash flow hedge contracts with financial institutions to manage our currency exposure on future cash payments denominated in foreign currencies. The effective portion of gain or loss on cash flow hedge is reported as a component of accumulated other comprehensive income. The notional amount of these contracts was $3.3 million and $2.5 million at April 30, 2015 and 2014, respectively. The corresponding asset and income recorded in the consolidated statements of other comprehensive income is $115,482 at April 30, 2015 and in April 30, 2014 the amount is immaterial to the consolidated financial statements.

12. VAT Tax Issue in Brazil and Prior Period Adjustments

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

An audit for the 2007-2009 period has been completed by the State of Bahia. In October 2010, the Company received five claims for 2007-2009 from the State of Bahia, the largest of which was for taxes of R$6.2 (US$2.1) million and fines and interest currently at R$8.3 million (US$2.8 million), for a total of R$14.6 (US$4.9) million. The Company intends to defend itself through a regulatory process and wait for the next amnesty period.  Of other claims, our attorney informs us that three claims totaling R$1.3 (US$0.4) million in respect of fines and penalties will likely be successfully defended based on state auditor misunderstanding.

Lakeland intends to apply for amnesty and make any necessary payments upon a forthcoming, anticipated amnesty periods imposed by the local Brazilian authorities. Of this R$6.2 (US$2.1) million claim, R$3.4 (US$1.1) million is eligible for future credit. The future credit amount had been recorded at the USD value at the exchange rate prevailing in 2010 when recorded, but has not been recorded on the books and have been adjusted due to open contingencies (see prior period adjustment for see on VAT taxes in Brazil below).

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

Such arrangement would result in a judicial tax claim filed against the Company for 20% greater than the total claim, or approximately US$5.1 million (R$15.4 million). Of this amount, only a portion of any amount paid into future amnesty would be eligible for future credit as discussed elsewhere in this note.

Once this arrangement is completed, the formal judicial process could take from 5 to 10 years. The Company believes there is a strong likelihood that another amnesty would be offered by the state prior to such completion.

The Company has accepted amnesty for a smaller claim (the fifth referenced above) which will result in eight monthly payments of about US $14,000 (R$42,000) which reflects abatement of 80% of penalty and interest.

Of three remaining claims, our attorney informs us that R$1.0 (US $0.3) million will be successfully defended based on a lapse of statute of limitations and R$0.3 (US $0.1) million based on state auditor misunderstanding. No accrual has been made for these items.

In December 2013, the Company learned of a different VAT tax claimed by the State of Sao Paulo for a tax in the amount of approximately US $45,000 and the total claim including interest and penalties totaling approximately US $200,000. In July 2014, management settled this claim for an amount of US $75,000 (R$172,000) net present value which will be paid in 120 monthly installments of R$4,500 (US $1,500) fixed with no interest or monetary depreciation. An amount of US $75,000 (R$ 172,000) has been charged to expense in Q2FY15.

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

A table summarizing all four different VAT claims remaining open and their status is listed below:

Principal	Interest & Penalty	Total	Approximate for Totals	Loss Possibility	Strategy	Collateral
R$	R$	R$	US $
305,897	534,038	839,935	$280,577	Remote	To await Judicial Process and negotiate judicial deposit	New Land
573,457	1,337,933	1,911,390	$636,492	Remote	To await Judicial Process and negotiate judicial deposit	Plant
6,209,836	8,356,422	14,566,258	4,865,800	Probable	To await Judicial Process and negotiate judicial deposit	-
402,071	826,346	1,228,417	$410,347	Remote	To await Judicial Process and negotiate judicial deposit	New Land
7,491,261	11,054,740	18,546,000	$6,193,216

The R$ 6,209,836 for the larger VAT claim is intended to be paid into the next amnesty and as such is included on the condensed consolidated balance sheet as liabilities of discontinued operations of US $2,074,371 as of April 30, 2015.

Numbers may not add due to rounding.

Future Accounting for Funds

Following earlier payment into the amnesty program in 2010 and December 2013, a portion of the taxes were since recouped via credits against future taxes due. The Company does not expect any further charges to expense. Any future payment into amnesty has already been reflected on our books as a liability at January 31, 2015 and April 30, 2015, along with potential future credits.

Balance Sheet Treatment in Brazil after Discontinued Operations

The Company has reflected the above items on its April 30, 2015, balance sheet as follows:

		R$ millions	US$ millions
Liabilities of discontinued operations	Taxes payable	6.2	2.1

Prior Period Adjustment for Credit on VAT taxes in Brazil

In April 2010, the Company had recorded a credit of approximately R$3.4 million ($1.9 million at time of recording in 2010 and $1.3 million at exchange rates at January 31, 2015) arising on the payment of VAT taxes into the anticipated future amnesty. This credit results from the fact that these VAT taxes were paid to the neighboring state of Pernambuco and the State of Bahia is demanding payment in full to them even though a discounted amount of taxes had already been paid to Pernambuco and the credit is allowed for these paid taxes but against future taxes due.

It has since been determined that while the Company is entitled to such credit upon payment of the taxes into a future amnesty program, there is a possibility this credit could be challenged by a supervisor in the Bahia tax department.  Based on research which failed to reveal any instances in which such a challenge has been made and prevailed, the Company believes that in the case of such challenge it is also remote that such challenge would prevail.  Further, the Company paid an earlier claim for VAT taxes into an amnesty program in 2010 and received this credit which was utilized in full with no such challenge.  However, since there is a contingency open as to the granting of this credit, (i.e. it is contingent upon paying the tax into a future amnesty program and the credit not being challenged by the Bahia tax department), however small, US GAAP prohibits this from being recorded as a “contingent asset” and therefore the Company has adjusted the condensed consolidated balance sheets as at January 31, 2013 and January 31, 2014, to eliminate this “contingent asset.”

Prior Period Adjustment for exchange rates on VAT taxes in Brazil

The VAT liability was not entered on the Brazil subsidiary’s books in earlier years but was treated as a consolidation entry and, accordingly, was not adjusted by the changing foreign exchange rates. This will be a favorable adjustment of $0.7 million and will reduce the liability in US dollars. Accordingly, the Company has adjusted the condensed consolidated balance sheets as at January 31, 2013 and January 31, 2014.

It should be noted that these assets would have been eliminated in any case in the event of the effectuation of the proposed transfer of the Company’s Brazilian subsidiary to an officer of the Company.  Further, this, along with the other prior period adjustment referred to above, may reduce the Company’s basis in its Brazil subsidiary to below zero. The Company has announced that its Board has approved the aforementioned transfer.  In such case, if and when the transfer is consummated, it may result in reporting a gain on such sale to the extent of negative basis.

Upon a transfer of Lakeland Brazil the buyer would assume these VAT tax liabilities. As described in Note 17, the Company could, under certain circumstances, continue to be exposed to these liabilities.

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

On September 11, 2012, the Company and the former officers entered into a settlement agreement (the “Settlement Agreement”) which fully and finally resolved all alleged outstanding claims against the Company arising from the arbitration proceeding. Pursuant to the Settlement Agreement, the Company agreed to a payment schedule to the former officers with a balance remaining as of April 30, 2015 of $3,750,000 in US dollars consisting of 15 consecutive quarterly installments of US $250,000 ending on December 31, 2018, net of imputed interest of $127,832 as shown on the condensed consolidated balance sheet at $2,636,523, net of current maturity of $1,000,000. The Company is current with all obligations pursuant to this Settlement Agreement.

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

14. Goodwill

There was no impairment of goodwill during Q1 fiscal year 2016.

15. Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (ASUs). No recent accounting pronouncement is expected to have a material impact on the consolidated financial statements.

16. Litigation

The Company is involved in various litigation proceedings, in addition to those described in Note 10 of the financial statements of the Company’s Form 10-K filed May 18, 2015 for the year ended January 31, 2015, arising during the normal course of business which, though in the opinion of the management of the Company, will not have a material effect on the Company’s financial position and results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters.

17. Discontinued Operations

Potential Transfer of the Company’s Brazilian Operations

Discontinued operations

On April 29, 2015, the Board of Directors of Lakeland Industries, Inc. determined to exit the Brazilian market. The Company’s Brazilian operations have been unprofitable over the last several years. After extensively considering a number of options and the advice of Brazilian legal counsel, the Board of Directors approved a transfer of the Company’s wholly-owned Brazilian subsidiary, Lakeland Brazil to a current officer of Lakeland Brazil, subject to successful negotiation and entry into a definitive agreement. It is intended that the transfer involve the assumption of a substantial amount of liabilities by the transferee and additional funding from the Company. In order to effectuate a transfer and aid the transferee to meet its liabilities, it is anticipated the Company would contribute funding of approximately US $1,900,000 to the transferee, subject to possible partial recoupment through a land sale. The transfer has been approved by the Company’s senior lender, Alostar Bank of Commerce.

The Company expects that the transfer of Lakeland Brazil will occur during the second quarter of fiscal 2016. However, there can be no assurances that the transfer will be successfully consummated. The Company currently estimates that it will incur total pre-tax exit and disposal costs of approximately US $2.2 million, consisting of the aforementioned approximately US $1,900,000 of funding to the transferee in connection with the transfer of Lakeland Brazil and approximately US $300,000 for legal and accounting fees and expenses. The foregoing are estimates only. Actual amounts will not be known until the Company has fully implemented the proposed transfer transaction. Even after the transfer, the Company may continue to be exposed to certain liabilities arising in connection with the prior operations of Lakeland Brazil, including, without limitation, from lawsuits pending in the labor courts in Brazil and VAT taxes, as more fully described in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2015. The Company understands that under the laws of Brazil, a concept of fraudulent bankruptcy exists, which may hold a parent company liable for the liabilities of its Brazilian subsidiary in the event some level of fraud or misconduct is shown during the period that the parent company owned the subsidiary. While the Company believes that there has been no such fraud or misconduct, there can be no assurance that the courts of Brazil will not make such a finding nonetheless. The risk of exposure to the Company substantially diminishes if the transferee continues to operate the Brazilian subsidiary for a period of at least two years, as the risk of a finding of a fraudulent bankruptcy lessens and pre-sale liabilities are paid off.

The following tables summarize the results of the Brazil business included in the consolidated statement of income for the three months ended April 30, 2015 and 2014, and balance sheets as of April 30, 2015 and January 31, 2015 as discontinued operations.

Balance Sheet
	(000's)	(000's)
	April 30, 2015	January 31, 2015
Assets of discontinued operations:
Cash	$12	$53
Accounts receivable	622	888
Inventory	2,979	3,216
Other current assets	1,495	634
Property/Equipment held for sale	1,339	1,544
Total assets of discontinued operations	6,447	6,335
Liabilities of discontinued operations:
Accounts payable	467	651
Accrued compensation and benefits	1,361	1,739
Other accrued expenses	1,901	1,163
Short term borrowings	630	688
Other liabilities	2,333	2,333
Total liabilities of discontinued operations	6,692	6,574

Statement of Operations
	(000's)	(000's)
	April 30, 2015	April 30, 2014
Net sales from discontinued operations	$444	$1,749
Cost of goods sold from discontinued operations	412	1,154
Gross profit from discontinued operations	32	595
Operating expense from discontinued operations	484	871
Operating loss from discontinued operations	(452)	(276)
Other, net from discontinued operations	(479)	(78)
Loss from discontinued operations before income tax	(931)	(354)
Net loss from discontinued operations	$(931)	$(354)

Summary Cash Flow Statement
	(000's)	(000's)
	April 30, 2015	April 30, 2014
Net cash used in operating activities	$(587)	$(570)
Net cash used in investing activities	—	(2)
Net cash provided by financing activities	552	572
Net effect on cash of FX variations	(6)	—
Net increase in cash and cash equivalents	(41)	—
Cash and cash equivalents at beginning of year	53	—
Cash and cash equivalents at end of year	$12	$—

18. Subsequent Event

In June 2015, Alostar Bank of Commerce, the Company's lender, amended the loan agreement to allow for the Brazil exit plan.

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

We have operated facilities in Mexico since 1995, in China since 1996 and in Brazil since May 2008. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States of America and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. Our net sales from continuing operations attributable to customers outside the United States of America were $11.98 million and $9.56 million for the three months ended April 30, 2015 and 2014, respectively.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our audited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and disclosure of contingent assets and liabilities. We base estimates on our past experience and on various other assumptions that we believe to be reasonable under the circumstances, and we periodically evaluate these estimates.

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

Foreign Currency Risks. The functional currency for the Brazil operation is the Brazil Real; the United Kingdom, the Euro; the trading company in China, the RenminBi; the Canadian Real Estate, the Canadian dollar; the Argentina operation, the Argentine Peso, and the Russian operation, the Russian Ruble and Kazakhstan Tenge. All other operations have the US dollar as its functional currency.

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

Significant Balance Sheet Fluctuation April 30, 2015, As Compared to January 31, 2015

Cash increased by $2.0 million as the Company built excess cash in its Chinese manufacturing subsidiary, rather than repaying debt, in anticipation of a planned dividend to the Company declared and paid in May 2015. Borrowings under the revolving credit facility increased by $3.0 million as the Company prepared for the restructuring in Brazil. Inventory of continuing operations net of reserves had an increase of $2.4 million as the Company continued to stock for the Ebola crises response and the heavy volume normally associated with the second quarter. Accounts receivable increased $1.5 million primarily due to sales volume in the UK and increased volume in chemical and disposable sales in the US. Accounts payable increased $0.7 million in the USA and the UK as a normal course of business. Accrued compensation and benefits decreased $0.3 million primarily due to overtime reflected in payroll in the China manufacturing facilities in the fourth quarter of FY15 and other accrued expenses increased $0.3 million as a result of professional fee accruals in corporate and an increase in freight and customs accrual in the UK.

Three Months ended April 30, 2015, As Compared to the Three Months Ended April 30, 2014

Net Sales. Net sales from continuing operations increased to $24.8 million for the three months ended April 30, 2015 compared to $21.8 million for the three months ended April 30, 2014, an increase of 14%. Sales in the USA increased $2.6 million or 22% due primarily to the strong sales levels in the disposables and chemical divisions related to the Company’s response to the Ebola crisis. USA sales of disposables increased by $0.5 million and chemical sales increased $0.6 million. Wovens and fire protection sales combined decreased $0.5 million, glove sales decreased $0.1 million and reflective sales remained level. Sales in China and to the Asia Pacific Rim were up $0.2 million or 5%. Canada sales increased by $0.1 million or 8% and UK sales increased by $2.8 million or 101% mostly due to the Company’s Ebola sales. Russia and Kazakhstan sales combined decreased by $0.2 million or 47% as the economy experienced negative currency fluctuations and Latin America sales decreased $0.6 million or 33% due to an inability to clear raw materials purchases through Argentine customs. Numbers may not add due to rounding.

Gross Profit. Gross profit from continuing operations increased $2.8 million, or 43%, to $9.3 million for the three months ended April 30, 2015, from $6.5 million for the three months ended April 30, 2014. Gross profit as a percentage of net sales increased to 37.4% for the three months ended April 30, 2015, from 29.9% for the three months ended April 30, 2014. Major factors driving the changes in gross margins were:

•	Disposables gross margin increased by 10 percentage points as the Company implemented a price increase, costs were held steady and strong sales were generated in response to the Ebola crisis.
•	Chemical gross margin increased by 6 percentage points as the Company implemented a price increase, costs were held steady and strong sales were generated in response to the Ebola crisis.
•	Wovens gross margin remained level as sales were flat.
•	Fire protection gross margin decreased 18 percentage points due to low sales volume and product mix.
•	Reflective gross margins increased 35 percentage points since the Company closed the USA facility in the first quarter of FY15 and production was moved to our lower cost Mexico facility with normalized production.
•	UK gross margins increased 15 percentage points as a result of strong sales associated with the Ebola crisis response, product mix and modest price increases for major customers.
•	Chile’s gross margin decreased 35 percentage points primarily as a result of very weak sales volume and sale of reserve items at a discount.
•	Argentina’s gross margin increased 13 percentage points due to product mix.
•	Russia’s gross margin increased 10 percentage points due to product mix and level costs though volume decreased.

Operating Expense. Operating expenses of continuing operations increased from $5.6 million for the three months ended April 30, 2014 to $6.1 million for the three months ended April 30, 2015. Operating expenses as a percentage of net sales was 24.4% for the three months ended April 30, 2015 down from 25.9% for the three months ended April 30, 2014. The main factors for the increase in operating expenses is due to a $0.2 million increase in freight, a $0.1 million increase in equity compensation and a $0.1 million increase in foreign currency fluctuations.

Operating Profit. Operating profit from continuing operations increased to a profit of $3.2 million for the three months ended April 30, 2015, from $0.9 million for the three months ended April 30, 2014, mainly as a result of strong sales volume and significantly improved gross profit margins. Operating margins were 13.0% for the three months ended April 30, 2015, compared to 4.0% for the three months ended April 30, 2014.

Interest Expense. Interest expenses from continuing operations decreased $0.3 million to $0.2 million for the three months ended April 30, 2015, from $0.5 million for the three months ended April 30, 2014, as a result of the payoff of the Company’s subordinated debt and temporary reduction of senior debt from the proceeds of the Company’s October 2014 equity financing.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expenses from continuing operations were $0.9 million for the three months ended April 30, 2015, as compared to an income tax expense of $0.0 million for the three months ended April 30, 2014.

Discontinued Operations. Loss from discontinued operations increased from $0.4 million to $0.9 million this year mainly due to cash constraints impacting the sales volume of Lakeland Brazil.

Net Income.  Net income from continuing operations increased $1.8 million to $2.2 million for the three months ended April 30, 2015 from $0.3 million for the three month ended April 30, 2014. The net income for the three months ended April 30, 2015 resulted from strong sales volume in the USA and the UK from the Company’s response to the Ebola crisis.

Liquidity and Capital Resources

Cash Flows. As of April 30, 2015, we had cash and cash equivalents of approximately $8.7 million and working capital of $43.8 million. Cash and cash equivalents increased $2.0 million by not repaying credit lines and working capital increased $1.4 million from January 31, 2015 primarily as the Company built excess cash in its Chinese subsidiary in anticipation of a planned dividend to the Company to be declared and paid in May 2015. International cash management is affected by local requirements and movements of cash across borders can be slowed down significantly.

Net cash used in operating activities of $1.5 million for the three-months ended April 30, 2015 was primarily due to an increase to inventories of $2.5 million resulting from the company’s production planning for our peak sales season, an increase of $1.6 million in accounts receivables payable resulting from strong sales volume related to the Company’s response to the Ebola crisis, an increase to other assets of $0.7 million primarily due to prepayments in China for materials for Ebola production and a reduction to accrued compensation and benefits of $0.3 million resulting from a lower accrual for payroll due to timing. These activities were offset by a decrease to prepaid VAT of $0.5 million, an increase to accounts payable of $0.7 million, and an increase in accrued expenses of $0.3 million due to accrued federal income tax. Net cash provided by financing activities was $3.8 million in the three-months ended April 30, 2015, due to net borrowings under the credit agreement, new financing in Argentina and borrowings in the UK.

We currently have one senior credit facility: $15 million revolving credit facility which commenced June 28, 2013, of which we had $8.7 million of borrowings outstanding as of April 30, 2015, expiring on June 30, 2017, at a current per annum rate of 4.25%. Maximum availability in excess of amount outstanding at April 30, 2015 was $6.3 million. Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to earnings before interest, taxes, depreciation and amortization and others relating to fixed charge coverage ratio and limits on capital expenditures and investments in foreign subsidiaries. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders, including Development Bank of Canada (“BDC”), have a security interest in substantially all of our US and Canadian assets and pledges of 65% of the equity of the Company’s foreign subsidiaries, outside Canada which is 100%. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business. We believe that our current availability under our Credit Facility, coupled with our anticipated operating cash and cash management strategy, is sufficient to cover our liquidity needs for the next 12 months.

Since the equity raise and repayment of subordinated debt in October 2014, the prevailing interest expense has decreased substantially.

Capital Expenditures. Our capital expenditures in Q1 FY16 of $0.3 million principally relate to additions to equipment in China and manufacturing equipment, computer system and leasehold improvements in the USA. We anticipate FY16 capital expenditures to be approximately $1.0 million. There are no further specific plans for material capital expenditures in the fiscal year 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of April 30, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2015 based on the material weaknesses discussed below.

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

Their report was rendered March 29, 2014. The conclusion of the report was that the design of the activity/process controls does not meet the minimum requirements needed for information security controls. In addition, the report indicated that the controls resulted in high exposure in the areas of purchase, accounting closing, sales, financial, production, payroll, and logistics. Since the material weakness was identified prior to January 31, 2014, action was taken by management such that it did not result in a misstatement for the year. Extensive internal control work was performed in FY15, including travel by the CFO and VP Finance to Brazil on a quarterly basis for financial review, and the hiring of a financial and operational consultant Multiplica who watches over the operations and cash flow and provides funding, and management is confident the financial reporting is correct at April 30, 2015 after the effect of recording the prior period adjustments. Due to challenges that still exist in Brazil, management concludes that the material weakness in internal controls was not fully remediated in Q1 FY16. However, the Board of Directors of the Company has approved a plan to exit Brazil in FY16 and Brazil has become a discontinued operation.

Failure of Entity Level Controls

As a result of the material weakness regarding financial reporting in Brazil in FY14 and FY15, the Company concluded that it did not have sufficient internal controls in place. In addition, the Company did not perform a sufficient level of review of the financial information from Brazil to ensure that all general ledger accounts were reconciled and that estimates were properly stated in FY14 and FY15. Since the material weakness was identified prior to January 31, 2014 and all accounts were properly reconciled and reviewed, it did not result in a misstatement for that year.

Due to the prior period adjustments related to Brazil and the resulting material weakness in that country in FY15, management believes there remains an entity level control failure in Q1 FY16. Management believes all other related issues in this area have been remediated and that with the sale of Brazil this material weakness will be fully resolved.

Changes in Internal Control over Financial Reporting

There have been no changes in Lakeland Industries, Inc.'s internal control over financial reporting that occurred during Lakeland's first quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

All internal control testing that cannot be conducted by the existing internal audit team in the US and China will continue to be outsourced. The internal control program will be monitored/tested in a manner consistent with full Sarbanes-Oxley compliance.

PART II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are not applicable

Item 6. Exhibits:

Exhibits:

10.1*	Lease Agreement, dated April 4, 2011, between Wallingfen Park Limited, as lessor, and Lakeland Industries, Inc., as lessee.

10.2*	Lease Agreement, dated May 15, 2015, between J & L Property Investors, LLC, as Landlord and Lakeland Industries, Inc., as tenant.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentations Linkbase Document

_________________SIGNATURES_________________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: June 15, 2015	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President and Secretary
(Principal Executive Officer and Authorized Signatory)

Date: June 15, 2015	/s/Gary Pokrassa
Gary Pokrassa,
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)

