Form 10-Q
period 2015-07-31
LAKELAND INDUSTRIES INC
filed 2015-09-16
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Nonaccelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 16, 2015
Common Stock, $0.01 par value per share	7,233,794 shares

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

The forward-looking statements in this Form 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	our ability to make payments on our indebtedness and comply with the restrictive covenants thereon;
•	covenants in our credit facilities may restrict our financial and operating flexibility;
•	our ability to remediate the material weaknesses in our internal controls identified by the evaluations performed by us as of October 31, 2014 and throughout fiscal 2014, 2015 and 2016;
•	the risk that we will not generate sufficient additional sales to justify our expansion of activities from the net proceeds of the October 2014 private placement;
•	our ability to obtain additional funds, if necessary;
•	we are subject to risk as a result of our international manufacturing operations;
•	our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates;
•	we deal in countries where corruption is an obstacle;
•	there is no assurance that our disposition of our Brazilian subsidiary will be entirely successful. Even after the Final Closing Date for transactions contemplated by the Shares Transfer Agreement, we may continue to be exposed to certain liabilities in connection with the operations of the Brazilian subsidiary that was disposed. In addition, while the Company’s tax advisors believe that the worthless stock deduction intended to be taken by the Company in connection therewith is valid, there can be no assurance that the IRS will not challenge it and, if challenged, that the Company will prevail.
•	rapid technological change could negatively affect sales of our products, inventory levels and our performance;
•	we must estimate customer demand because we do not have long-term commitments from many of our customers, and errors in our estimates could negatively impact our inventory levels and net sales;
•	our operations are substantially dependent upon key personnel;
•	we rely on a limited number of suppliers and manufacturers for specific fabrics, and we may not be able to obtain substitute suppliers and manufacturers on terms that are as favorable, or at all, if our supplies are interrupted;
•	our inability to protect our intellectual property;
•	we face competition from other companies, a number of which have substantially greater resources than we do;
•	some of our sales are to foreign buyers, which exposes us to additional risks;

•	a significant reduction in government funding for preparations for terrorist incidents could adversely affect our net sales;
•	we may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims;
•	our directors and executive officers have the ability to exert significant influence on us and on matters subject to a vote of our stockholders;
•	our failure to realize anticipated benefits from acquisitions, divestitures or restructurings, or the possibility that such acquisitions, divestitures or restructurings could adversely affect us;
•	The other factors referenced in this Form 10-Q, including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2015 Form 10-K.

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

Three and Six Months Ended July 31, 2015 and 2014

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	($000’s) except for share information		($000’s) except for share information
	2015	2014*	2015	2014*
Net sales from continuing operations	$29,465	$22,812	$54,284	$44,570
Cost of goods sold from continuing operations	17,670	15,375	33,211	30,628
Gross profit from continuing operations	11,795	7,437	21,073	13,942
Operating expenses from continuing operations	6,095	5,639	12,154	11,286
Operating profit from continuing operations	5,700	1,798	8,919	2,656
Other income (loss), net from continuing operations	—	(42)	16	(37)
Interest expense from continuing operations	210	517	393	1,003
Income before taxes from continuing operations	5,490	1,239	8,542	1,616
Income tax expense from continuing operations	1,902	677	2,794	700
Net income from continuing operations	$3,588	$562	$5,748	$916
Non-cash reclassification of Other Comprehensive Income to Statement of Operations (no impact on stockholder’s equity)	(1,286)	—	(1,286)	—
Loss from operations from discontinued operations	(322)	(948)	(1,253)	(1,302)
Loss from disposal of discontinued operations	(515)	—	(515)	—
Loss before taxes for discontinued operations	(2,123)	(948)	(3,054)	(1,302)
Income tax benefit from discontinued operations	(569)	—	(569)	—
Net loss from discontinued operations	(1,554)	(948)	(2,485)	(1,302)
Net income (loss)	$2,034	$(386)	$3,263	$(386)
Net income (loss) per common share – Basic:
Income from continuing operations	$0.50	$0.09	$0.81	$0.15
Loss from discontinued operations	$(0.22)	$(0.16)	$(0.35)	$(0.22)
Net income (loss)	$0.28	$(0.07)	$0.46	$(0.07)
Net income (loss) per common share – Diluted:
Income from continuing operations	$0.50	$0.09	$0.79	$0.15
Loss from discontinued operations	$(0.22)	$(0.16)	$(0.34)	$(0.22)
Net income (loss)	$0.28	$(0.07)	$0.45	$(0.07)
Weighted average common shares outstanding:
Basic	7,145,418	5,924,524	7,104,471	5,923,885
Diluted	7,167,123	5,924,524	7,191,469	5,923,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

*Restated for discontinued operations.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three and Six months ended July 31, 2015 and 2014

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	($000’s)		($000’s)
	2015	2014*	2015	2014*

Net income (loss)	$2,034	$(386)	$3,263	$(386)
Other comprehensive income (loss):
Cash flow hedge in China	(116)	94	(41)	13
Cash flow hedge in United Kingdom	16	—	56	—
Foreign currency translation adjustments:
Lakeland Brazil, S.A.	$1,286	$151	$1,479	$520
Canada	(40)	(1)	12	(19)
United Kingdom	94	(46)	(12)	(50)
China	(77)	(94)	(28)	(55)
Russia/Kazakhstan	(3)	40	38	(85)
Other comprehensive income	1,160	144	1,504	324
Comprehensive income (loss)	$3,194	$(242)	$4,767	$(62)

The accompanying notes are an integral part of these condensed consolidated financial statements.

*Restated for discontinued operations.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

July 31, 2015 and January 31, 2015

	July 31,	January 31,
	2015	2015*
	($000’s)	($000’s)
ASSETS
Current assets
Cash and cash equivalents	$5,065	$6,709
Accounts receivable, net of allowance for doubtful accounts of $446 and $484 at July 31, 2015 and January 31, 2015, respectively	15,711	13,277
Inventories, net of reserves of approximately $2,605 and $2,454 at July 31, 2015 and January 31, 2015, respectively	41,902	37,092
Deferred income taxes	84	1,144
Assets of discontinued operations in Brazil	—	6,335
Prepaid VAT tax	1,657	1,717
Other current assets	2,773	2,361
Total current assets	67,192	68,635
Property and equipment, net	9,696	10,144
Assets held for sale	881	—
Deferred income tax, noncurrent	13,101	13,101
Prepaid VAT and other taxes	173	173
Security deposits	80	113
Intangibles, prepaid bank fees and other assets, net	141	171
Goodwill	871	871
Total assets	$92,135	$93,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,508	$7,763
Accrued compensation and benefits	1,047	1,120
Other accrued expenses	1,696	1,462
Liabilities of discontinued operations in Brazil	753	6,574
Current maturity of long-term debt	50	50
Current maturity of accrued arbitration award	—	1,000
Short-term borrowing	2,746	2,611
Borrowings under revolving credit facility	8,897	5,642
Total current liabilities	23,697	26,222
Accrued arbitration award, less current portion	—	2,870
Long-term portion of Canada loan	759	800
VAT taxes payable long term	118	60
Total liabilities	24,574	29,952
Stockholders’ equity
Preferred stock, $.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $.01 par; authorized 10,000,000 shares, Issued 7,590,235 and 7,414,037; outstanding 7,233,794 and 7,057,596 at July 31, 2015 and January 31, 2015 respectively	76	74
Treasury stock, at cost; 356,441 shares at July 31, 2015 and January 31, 2015	(3,352)	(3,352)
Additional paid-in capital	64,130	64,594
Retained earnings	7,917	4,654
Accumulated other comprehensive loss	(1,210)	(2,714)
Total stockholders' equity	67,561	63,256
Total liabilities and stockholders' equity	$92,135	$93,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

*Restated for discontinued operations

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

Six months ended July 31, 2015

($000’s)

except for share information

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
Balance, January 31, 2015	7,414,037	$74	(356,441)	$(3,352)	$64,594	$4,654	$(2,714)	$63,256

Net income	—	—	—	—	—	3,263	—	3,263
Other comprehensive income	—	—	—	—	—	—	1,504	1,504
Stock-based compensation:
Restricted stock issued	176,198	2	—	—	(2)	—	—	—
Restricted Stock Plan	—	—	—	—	255	—	—	255
Return of shares in lieu of payroll tax withholding	—	—	—	—	(717)	—	—	(717)
Balance, July 31, 2015	7,590,235	$76	(356,441)	$(3,352)	$64,130	$7,917	$(1,210)	$67,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Six Months Ended July 31, 2015 and 2014

	For the Six Months Ended July 31,
	2015	2014*
Cash flows from operating activities:
Net income (loss)	$3,263	$(386)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for inventory obsolescence	151	(215)
Provision for doubtful accounts	(2)	(215)
Deferred income taxes current	1,060	74
Deferred taxes long-term	58	(1)
Depreciation and amortization	474	576
Interest expense resulting from amortization of warrant OID and reclassification of PIK interest	—	710
Stock based and restricted stock compensation	255	50
Interest expense resulting from Arbitration Award	(112)	78
Loss on disposal of fixed assets	31	80
Non-cash reclassification of other comprehensive income to statement of operations due to the disposal of Brazil	1,286	—
(Increase) decrease in operating assets
Accounts receivable	(2,551)	(1,844)
Inventories	(5,009)	849
Prepaid VAT taxes and other current assets	60	(725)
Other assets-mainly prepaid fees from financing transaction	(457)	(32)
Assets of discontinued operations	—	(79)
Increase (decrease) in operating liabilities
Accounts payable	938	177
Accrued expenses and other liabilities	183	357
Accrued expenses for disposal of Brazil	753	—
Arbitration award in Brazil	(3,759)	(500)
Net cash used by the sale of Brazil	(927)	—
Liabilities of discontinued operations	—	460
Net cash used in operating activities	(4,305)	(586)
Cash flows from investing activities:
Proceeds from sale of NY real estate	451	—
Purchases of property and equipment	(475)	(240)
Net cash used in investing activities	(24)	(240)
Cash flows from financing activities:
Net borrowings under credit agreement (revolver)	3,255	969
Subordinated debt principal payments	—	(500)
Legal fees associated with the warrant OID	—	(13)
Canada loan repayments	(11)	(13)
Borrowings in Argentina	201	—
UK borrowings, net	(22)	729
China borrowings, net	(29)	1,293
Shares returned to pay employee taxes under restricted stock program	(717)	—
Net cash provided by financing activities	2,677	2,465
Effect of exchange rate changes on cash	8	(21)
Net increase in cash and cash equivalents	(1,644)	1,618
Cash and cash equivalents at beginning of year	6,709	4,555
Cash and cash equivalents at end of period	$5,065	$6,173

(in $000)(From continuing operations)	Q2FY16	Q2FY15
Cash paid for interest	$394	$847
Cash paid for taxes	$995	$672

The accompanying notes are an integral part of these condensed consolidated financial statements.

*Restated for discontinued operations

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business

Lakeland Industries, Inc. and Subsidiaries (“Lakeland” or the “Company”), a Delaware corporation organized in April 1986, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing market. The principal market for the Company’s products is in the United States. No customer accounted for more than 10% of net sales during the three and six month periods ending July 31, 2015 and 2014. In April 2015, the Company decided to exit operations in Brazil and on July 31, 2015, the Company completed a conditional closing of the sale of its wholly-owned Brazilian subsidiary, Lake Brasil Industria E Comercio de Roupas E Equipamentos de Protecao Individual Ltda (“Lakeland Brazil”), to Zap Comércio de Brindes Corporativos Ltda (“Transferee”), a company owned by an existing Lakeland Brazil manager. This sale is pursuant to a Shares Transfer Agreement (the “Shares Transfer Agreement”) entered into on June 19, 2015. The transactions contemplated by the Shares Transfer Agreement, which shall be deemed to have been consummated as of July 31, 2015, are subject to acceptance of the shares transfer on the Commercial Registry by the Brazilian authorities, which is expected to be completed shortly. Although no assurances can be given in that regard, the Company expects the Commercial Registry processing of the shares transfer will not adversely affect the closing. See Note 15 for further description.

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

The results of operations for the three and six month periods ended July 31, 2015 are not necessarily indicative of the results to be expected for the full year.

In this Form 10-Q, (a) “FY” means fiscal year; thus, for example, FY16 refers to the fiscal year ending January 31, 2016, (b) “Q” refers to quarter; thus, for example, Q2 FY16 refers to the second quarter of the fiscal year ending January 31, 2016, (c) “Balance Sheet” refers to the condensed consolidated balance sheet and (d) “Statement of Operations" refers to the condensed consolidated statement of operations.

3.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4.	Inventories

Inventories of continuing operations consist of the following (in $000s):

	July 31, 2015	January 31, 2015

Raw materials	$16,083	$14,379
Work-in-process	2,041	1,670
Finished goods	23,778	21,043
	$41,902	$37,092

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

The following table sets forth the computation of basic and diluted earnings per share for “income from continuing operations” at July 31, 2015 and 2014, as follows:

	Three Months Ended		Six Months Ended
	July 31, (in $000’s)		July 31, (in $000s)
	2015	2014	2015	2014
Numerator
Net income from continuing operations	$3,588	$562	$5,748	$916
Net loss from discontinued operations	(1,554)	(948)	(2,485)	(1,302)
Net income (loss)	$2,034	$(386)	$3,263	$(386)
Denominator
Denominator for basic earnings per share Weighted-average shares which reflect 356,441 shares in the treasury as a result of the stock repurchase program that ended in 2011	7,145,418	5,358,509	7,104,471	5,357,870
Weighted average common equivalent shares resulting from the warrant issued June 28, 2013 to the subordinated debt lender LKL Investments LLC	—	566,015	—	566,015
Total weighted average, including common equivalent shares	7,145,418	5,924,524	7,104,471	5,923,885
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	21,705	—	86,998	—
Denominator for diluted earnings per share (adjusted weighted average shares)	7,167,123	5,924,524	7,191,469	5,923,885
Basic earnings (loss) per share from continuing operations	$0.50	$0.09	$0.81	$0.15
Basic earnings (loss) per share from discontinued operations	$(0.22)	$(0.16)	$(0.35)	$(0.22)
Basic earnings (loss) per share	$0.28	$(0.07)	$0.46	$(0.07)
Diluted earnings per share from continuing operations	$0.50	$0.09	$0.79	$0.15
Diluted earnings (loss) per share from discontinued operations	$(0.22)	$(0.16)	$(0.34)	$(0.22)
Diluted earnings (loss) per share	$0.28	$(0.07)	$0.45	$(0.07)

6.	Long-Term Debt

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

The following is a summary of the material terms of the Senior Credit Facility:

$15 million Senior Credit Facility

•	Borrowers are Lakeland Industries, Inc. and its Canadian operating subsidiary Lakeland Protective Wear Inc.
•	Borrowing pursuant to a revolving credit facility subject to a borrowing base calculated as the sum of:
o	85% of eligible accounts receivable as defined.
o	The lesser of 60% of eligible inventory as defined or 85% of net orderly liquidation value of inventory.
o	In transit inventory in bound to the US up to a cap of $1,000,000.
o	Receivables and inventory held by the Canadian operating subsidiary to be included, up to a cap of $2 million of availability.
•	On July 31, 2015, there was $6.1 million available under the senior credit facility.
•	Collateral:
o	A perfected first security lien on all of the Borrowers United States and Canadian assets, other than its Mexican plant and the Canadian warehouse.
o	Pledge of 65% of Lakeland US stock in all foreign subsidiaries and 100% pledge of stock of its Canadian subsidiaries.
•	Collection:
o	All customers of Borrowers must remit to a lockbox controlled by Senior Lender or into a blocked account with all collection proceeds applied against the outstanding loan balance.
•	Maturity:
o	An initial term of three years from June 28, 2013 (the “Closing Date”), which has been extended to June 28, 2017 pursuant to the Amendment.
o	Prepayment penalties of 2% if prior to the second anniversary of the Closing Date and 1% thereafter.
•	Interest Rate:
o	Rate equal to LIBOR rate plus 525 basis points, reduced to 325 basis points on March 31, 2015 per the Amendment.
o	Initial rate and rate at July 31, 2015 of 4.25% per annum.
o	Floor rate of 6.25%, reduced to 4.25% on March 31, 2015 per annum per the Amendment.
•	Fees: Borrowers paid to the Lender the following fees:
o	Origination fee of $225,000, paid on the Closing Date and being amortized over the term of loans and is included in “intangibles, prepaid bank fees and other assets, net” in the accompanying condensed consolidated balance sheet.
o	0.50% per annum on unused portion of commitment.
o	A non-refundable collateral monitoring fee in the amount of $3,000 per month.
o	All legal and other out of pocket costs.
•	Financial Covenants:
o	Borrowers covenanted that, from the Closing Date until the commitment termination date and full payment of the obligations to Senior Lender, Lakeland Industries, Inc. (the parent company), together with its subsidiaries on a consolidated basis, excluding its Brazilian subsidiary, shall comply with the following additional covenants:
•	Fixed Charge Coverage Ratio. At the end of each fiscal quarter of Borrowers, Borrowers shall maintain a Fixed Charge Coverage Ratio of not less than 1.1 to 1.00 for the four quarter period then ending.
•	Minimum Quarterly Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Borrowers shall achieve, on a rolling four quarter basis excluding the operations of the Borrower’s Brazilian subsidiary, EBITDA of not less than $4.1 million.
•	Capital Expenditures. Borrowers shall not during any fiscal year make capital expenditures in an amount exceeding $1 million in the aggregate.
•	The Company is in compliance with all loan covenants of the Senior Debt at July 31, 2015.
•	Other Covenants:
o	Standard financial reporting requirements as defined.
o	Limitation on total net investment in foreign subsidiaries of a maximum of $1.0 million per annum.

Borrowings in UK

On December 3, 2014, the Company and its UK subsidiary amended the terms of its existing financing facility with HSBC to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 3, 2015, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million) to £1,500,000 (approximately USD $2.3 million), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. The balance outstanding under this facility at July 31, 2015 was the equivalent of USD $0.4 million and is included in short-term borrowings on the condensed consolidated balance sheets. The per annum interest rate repayment rate was 3.44% and the term was for a minimum period of one year renewable on December 3, 2015.

Canada Loans

In September 2013, the Company refinanced its loan with the Development Bank of Canada (BDC) for a principal amount of approximately Canadian and US $1.1 million (based on exchange rates at time of closing). Such loan is for a term of 240 months at an interest rate of 6.45% per annum with fixed monthly payments of approximately US $6,447 (C$8,169) including principal and interest. It is collateralized by a mortgage on the Company's warehouse in Brantford, Ontario. The amount outstanding at July 31, 2015 is C$1,049,979 which is included as US $758,962 short term borrowings on the accompanying condensed consolidated balance sheet, net of current maturities of US $50,000.

China Loan

On October 11, 2014, Weifang Lakeland Safety Products Co., Ltd., (“WF”) and Bank of China Anqiu Branch completed an agreement for WF to obtain a line of credit for financing in the amount RMB 5,000,000 (approximately US $0.8 million), with interest at 123% of the benchmark rate supplied by Bank of China Anqiu Branch (which is currently 6.0%). The effective per annum interest rate is currently 7.38%. The loan is collateralized by inventory owned by WF. The balance under this loan outstanding at July 31, 2015 was RMB 5,000,000 (approximately US $0.8 million) and is included in short-term borrowings on the condensed consolidated balance sheet. The line of credit is due within a one year period.

On March 25, 2015 WF and WRCCB completed an agreement for WF to obtain a line of credit for financing in the amount of RMB 8,000,000 (approximately US $1.3 million), with interest at 120% of the benchmark rate supplied by WRCCB (which is currently 5.35% per annum). The effective per annum interest rate is currently 6.42%. The loan is collateralized by inventory owned by WF. WRCCB had hired a professional firm to supervise WF’s inventory flow, for which WF paid RMB 46,000 (approximately US $7,475). The balance under this loan outstanding at July 31, 2015 was RMB 8,000,000 (approximately US $1.3 million) and is included in short-term borrowings on the condensed consolidated balance sheet. The line of credit is due within a one year period.

Argentina Loan

In April 2015, the Company’s Argentina subsidiary was granted a $300,000 line of credit denominated in Argentine pesos, pursuant to a standby letter of credit granted by the parent company. There are several drawdowns each with six month terms at an annual rate of 34%.

7.	Major Supplier

No supplier accounted for more than 10% of cost of sales during the three and six-month period ended July 31, 2015 and 2014.

8.	Employee Stock Compensation

The Company has three main share-based payment plans: The Nonemployee Directors’ Option Plan (the “Directors’ Plan”), a 2012 Restricted Stock Plan (the “2012 Equity Plan”), and a 2015 Restricted Stock Plan (the “2015 Stock Plan”). The below table summarizes the main provisions of each of these plans:

Nature and terms
Nonemployee Director Stock Option Plan	The plan provides for an automatic one-time grant of options to purchase 5,000 shares of common stock to each nonemployee director newly elected or appointed. Options are granted at not less than fair market value, become exercisable commencing six months from the date of grant and expire six years from the date of grant. In addition, all nonemployee directors re-elected to the Company’s Board of Directors at any annual meeting of the stockholders will automatically be granted additional options to purchase 1,000 shares of common stock on that date. Such plan expired at December 31, 2012 as to any new awards. Existing options will expire based on individual award dates.
Restricted Stock Plan - employees	Long-term incentive compensation plan. Employees are granted potential share awards at the beginning of the cycle at baseline, maximum or zero amounts. The level of award and final vesting is based on the Board of Directors’ opinion as to the performance of the Company and management in the entire two-year cycle for the 2015 Stock Plan and three-year cycle for the 2012 Equity Plan. All vesting is “cliff” vesting - there is no partial vesting. The valuation is based on the stock price at the grant date and amortized to expense over the cycle period, which approximates the performance period.
Restricted Stock Plan - directors	Long-term incentive compensation plan. Directors are granted potential share awards at the beginning of the three-year cycle at baseline, maximum or zero amounts. The level of award and final vesting is based on the Board of Directors’ opinion as to the performance of the Company and management in the entire two-year cycle for the 2015 Stock Plan and three-year cycle for the 2012 Equity Plan. All vesting is “cliff” vesting - there is no partial vesting. The valuation is based on the stock price at the grant date and amortized to expense over the cycle period, which approximates the performance period.
Matching award program	All participating employees are eligible to receive one share of restricted stock awarded for each two shares of Lakeland stock purchased on the open market. Such restricted shares are subject to vesting. The valuation is based on the stock price at the grant date and amortized to expense over the cycle period, which approximates the performance period.
Bonus in stock program - employees	All participating employees are eligible to elect to receive any cash bonus in shares of restricted stock. Such restricted shares are subject to two-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the two-year period. Since the employee is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the grant date stock price.
Director fee in stock program	All directors are eligible to elect to receive any director fees in shares of restricted stock. Such restricted shares are subject to two-year time vesting. The valuation is based on the stock price at the grant date and amortized to expense over the two-year period. Since the director is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the grant date stock price, which approximates the performance period.

The following table represents our stock options granted, exercised and forfeited during the six-months ended July 31, 2015.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2015	17,000	$7.11	1.83 years	$54,580
Granted during the six-months ended July 31, 2015	—	—	—	—
Exercised during the six-months ended July 31, 2015	(1,000)	$8.00	—	—
Forfeited during the six-months ended July 31, 2015	(5,000)	$6.21	—	—
Outstanding at July 31, 2015	11,000	$7.44	2.20 years	$35,230
Exercisable at July 31, 2015	11,000	$7.44	2.20 years	$35,230
Reserved for future issuance:
Directors’ Plan (expired on December 31, 2012)	—

All stock-based option awards were fully vested at July 31, 2015 and January 31, 2015. There were no new grants during the six months ended July 31, 2015, and this plan expired by its terms on December 31, 2012.

The 2009, 2012, and 2015 Stock Plans

On June 17, 2009, the stockholders of the Company authorized 253,000 shares under the 2009 Equity Plan. On June 20, 2012, the stockholders of the Company authorized 310,000 shares under the 2012 Equity Plan. On July 27, 2015, the stockholders of the Company authorized 100,000 shares under the new 2015 Stock Plan. Under these restricted stock plans, eligible employees and directors are awarded performance-based restricted shares of the Company’s common stock. The amount recorded as expense for the performance-based grants of restricted stock are based upon an estimate made at the end of each reporting period as to the most probable outcome of this plan at the end of the two-year cycle for the 2015 Stock Plan and three-year cycle for the 2012 Equity Plan performance period (e.g. baseline, maximum or zero). In addition to the grants with vesting based solely on performance, certain awards pursuant to the plan have a time-based vesting requirement, under which awards vest from two to three years after grant issuance, subject to continuous employment and certain other conditions. Restricted stock has voting rights, and the underlying shares are not considered to be issued and outstanding until vested.

Under the 2009 Equity Incentive Plan, all grants have been vested. There are no remaining unvested or ungranted shares available under the 2009 Restricted Stock Plan as of July 31, 2015.

Under the 2012 Equity Incentive Plan, the Company has issued 271,643 fully vested shares as of July 31, 2015. The Company has also granted 26,570 of shares of unvested restricted stock as of July 31, 2015, all shares are awarded at maximum, and have a weighted average grant date fair value of $8.04 per share. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

Under the 2015 Stock Plan, the Company has issued zero fully vested shares as of July 31, 2015. The Company has also granted 99,587 of shares of unvested restricted stock as of July 31, 2015 assuming all maximum awards are achieved. All of these restricted stock awards are nonvested at July 31, 2015 (70,387 shares at “baseline”), and have a weighted average grant date fair value of $10.13. The Company recognizes expense related to performance-based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

As of July 31, 2015, unrecognized stock-based compensation expense related to share-based stock awards totaled $87,192 pursuant to the 2012 Equity Incentive Plan and $1,008,805 pursuant to the 2015 Stock Plan, before income taxes, based on the maximum performance award level, less what has been charged to expense on a cumulative basis. Such unrecognized stock-based compensation expense related to restricted stock awards totaled $87,192 for the 2012 Equity Incentive Plan and $712,999 for the 2015 Stock Plan at the baseline performance level. The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years for the 2012 Equity Plan and two years for the 2015 Stock Plan. The performance based awards are not considered stock equivalents for earnings per share (“EPS”) calculation purposes.

Stock-Based Compensation

The Company recognized total stock-based compensation costs of $254,826 and $49,708 for the six-months ended July 31, 2015 and 2014, respectively, of which $0 and $20,204 result from the 2009 Equity Plan, $254,826 and $29,504 result from the 2012 Equity Plan, and $0 and $0 result from the 2015 Stock Plan for the periods ended July 31, 2015 and 2014, respectively, and $0 and $0, respectively, from the Director Option Plan. These amounts are reflected in operating expenses. The total income tax benefit recognized for stock-based compensation arrangements was $91,737 and $17,895 for the six months ended July 31, 2015 and 2014, respectively.

Shares under 2015 Stock Plan	Outstanding Unvested Grants at Maximum at Beginning of FY16	Granted during FY16 through July 31, 2015	Becoming Vested during FY16 through July 31, 2015	Forfeited during FY16 through July 31, 2015	Outstanding Unvested Grants at Maximum at End of July 31, 2015
Restricted stock grants – employees	—	73,000	—	—	73,000
Restricted stock grants - directors	—	—	—	—	—
Matching award program	—	—	—	—	—
Bonus in stock - employees	—	—	—	—	—
Retainer in stock - directors	—	26,587	—	—	26,587
Total restricted stock plan	—	99,587	—	—	99,587

Weighted average grant date fair value	—	$10.13	—	—	$10.13

Shares under 2012 Equity Plan	Outstanding Unvested Grants at Maximum at Beginning of FY16	Granted during FY16 through July 31, 2015	Becoming Vested during FY16 through July 31, 2015	Forfeited during FY16 through July 31, 2015	Outstanding Unvested Grants at Maximum at End of July 31, 2015
Restricted stock grants – employees	147,500	—	147,500	—	—
Restricted stock grants - directors	49,500	—	49,500	—	—
Matching award program	17,600	—	—	—	17,600
Bonus in stock - employees	36,172	—	33,672	—	2,500
Retainer in stock - directors	13,634	1,514	8,678	—	6,470
Total restricted stock plan	264,406	1,514	239,350	—	26,570

Weighted average grant date fair value	$6.27	$9.22	$6.10	—	$8.04

9.	Segment Data

Domestic and international sales from continuing operations are as follows in millions of dollars:

	Three Months Ended July 31,				Six Months Ended July 31,
	2015		2014		2015		2014

Domestic	$18.48	62.71%	$11.97	52.48%	$31.33	57.72%	$24.16	54.21%
International	10.99	37.29%	10.84	47.52%	22.95	42.28%	20.41	45.79%
Total	$29.47	100.00%	$22.81	100.00%	$54.28	100.00%	$44.57	100.00%

We manage our operations by evaluating each of our geographic locations. Our US operations include our facilities in Alabama (primarily the distribution to customers of the bulk of our products and the light manufacturing of our chemical, reflective and fire products). We also maintain two manufacturing companies in China (primarily disposable and chemical suit production) and a manufacturing facility in Mexico (primarily disposable, glove, wovens and chemical suit production). Our China and Mexico facilities produce the majority of the Company’s products and China generates a significant portion of the Company’s revenues. The Company owned a wovens manufacturing facility in Brazil which was discontinued in Q1FY16 and on July 31, 2015, the Company completed a conditional closing of the sale of its wholly-owned subsidiary Lakeland Brazil, to the Transferee, a company owned by an existing Lakeland Brazil manager. This sale is pursuant to a Shares Transfer Agreement entered into on June 19, 2015. The transactions contemplated by the Shares Transfer Agreement, which shall be deemed to have been consummated as of July 31, 2015, are subject to acceptance of the shares transfer on the Commercial Registry by the Brazilian authorities, which is expected to be completed shortly. Although no assurances can be given in that regard, the Company expects the Commercial Registry processing of the shares transfer will not adversely affect the closing. Pursuant to the Shares Transfer Agreement, the Transferee will acquire all of the shares of Lakeland Brazil owned by the Company. The accounting policies of these operating entities are the same as those described in Note 1. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in Canada, Europe, Latin America, India, Russia, Kazakhstan and China, which sell and distribute products shipped from the United States, Mexico, Brazil (which has been discontinued) or China. The table below represents information about reported manufacturing segments for the years noted therein:

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2015	(Restated for discontinued operations) 2014	2015	(Restated for discontinued operations) 2014
Net Sales from continuing operations:
USA	$19.51	$12.60	$33.16	$25.70
Other foreign	3.76	3.21	6.84	6.89
Europe (UK)	3.45	3.73	9.06	6.52
Mexico	0.90	0.85	1.75	1.77
China	15.93	12.62	27.19	23.32
Corporate	0.61	0.19	1.23	1.17
Less intersegment sales	(14.69)	(10.39)	(24.95)	(20.80)
Consolidated sales	$29.47	$22.81	$54.28	$44.57
External Sales from continuing operations:
USA	$18.48	$11.97	$31.33	$24.16
Other foreign	3.61	2.93	6.61	6.38
Europe (UK)	3.45	3.72	9.05	6.51
Mexico	0.35	0.28	0.65	0.70
China	3.58	3.91	6.64	6.82
Consolidated external sales	$29.47	$22.81	$54.28	$44.57
Intersegment Sales from continuing operations:
USA	$1.03	$0.63	$1.83	$1.54
Other foreign	0.15	0.28	0.23	0.51
Europe (UK)	—	0.01	0.01	0.01
Mexico	0.55	0.57	1.10	1.07
China	12.35	8.71	20.55	16.50
Corporate	0.61	0.19	1.23	1.17
Consolidated intersegment sales	$14.69	$10.39	$24.95	$20.80

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2015	(Restated for discontinued operations) 2014	2015	(Restated for discontinued operations) 2014
Operating Profit (Loss) from continuing operations:
USA	$5.12	$1.56	$7.69	$2.47
Other foreign	0.41	0.06	0.31	0.24
Europe (UK)	0.41	0.32	2.20	0.53
Mexico	(0.04)	(0.20)	(0.09)	(0.21)
China	1.41	1.30	2.18	2.26
Corporate	(1.64)	(1.37)	(3.26)	(2.71)
Less intersegment profit	0.03	0.13	(0.11)	0.08
Consolidated operating profit	$5.70	$1.80	$8.92	$2.66
Depreciation and Amortization Expense from continuing operations:
USA	$0.04	$0.04	$0.07	$0.09
Other foreign	0.01	0.03	0.03	0.06
Europe (UK)	—	—	0.01	0.01
Mexico	0.04	0.01	0.07	0.03
China	0.08	0.06	0.16	0.11
Corporate	0.10	0.13	0.20	0.29
Less intersegment	(0.04)	(0.01)	(0.07)	(0.01)
Consolidated depreciation & amortization expense	$0.23	$0.26	$0.47	$0.58
Interest Expense from continuing operations:
USA (shown in Corporate)	$—	$—	$—	$—
Other foreign	0.04	(0.01)	0.06	0.02
Europe (UK)	—	—	0.01	0.02
Mexico	—	(0.02)	—	—
China	0.04	0.02	0.07	(0.01)
Corporate	0.13	0.48	0.25	0.97
Less intersegment	—	0.05	—	—
Consolidated interest expense	$0.21	$0.52	$0.39	$1.00
Income Tax Expense (Benefits) from continuing operations:
USA (shown in Corporate)	$—	$—	$—	$—
Other foreign	0.07	0.11	0.12	0.17
Europe (UK)	0.02	0.07	0.42	0.10
Mexico	—	(0.04)	—	(0.07)
China	0.31	0.25	0.48	0.49
Corporate	1.50	0.25	1.80	—
Less intersegment	—	0.04	(0.03)	0.01
Consolidated income tax expense	$1.90	$0.68	$2.79	$0.70

	July 31, 2015 (in millions of dollars)	January 31, 2015 (in millions of dollars)
Total Assets:*
USA	$44.60	$36.35
Other foreign	18.12	18.00
Europe (UK)	6.16	6.75
Mexico	4.15	4.20
China	32.16	33.04
India	(1.42)	(1.31)
Brazil (discontinued operations)	—	6.34
Corporate	43.58	70.33
Less intersegment	(55.22)	(80.49)
Consolidated assets	$92.13	$93.21
Total Assets Less Intersegment:*
USA	$37.41	$30.14
Other foreign	10.17	10.32
Europe (UK)	6.15	6.75
Mexico	4.20	4.13
China	17.58	17.03
India	0.31	0.44
Brazil (discontinued operations)	—	6.33
Corporate	16.31	18.07
Consolidated assets	$92.13	$93.21
Property and Equipment:
USA	$2.25	$2.30
Other foreign	1.68	1.77
Europe (UK)	0.07	0.07
Mexico	2.15	2.17
China	2.66	2.70
India	0.04	0.05
Corporate	0.95	1.20
Less intersegment	(0.10)	(0.12)
Consolidated property and equipment	$9.70	$10.14
Capital Expenditures:
USA	$0.03	$0.05
Other foreign	0.02	0.05
Europe (UK)	—	0.03
Mexico	—	0.03
China	0.12	0.31
India	—	0.02
Corporate	0.30	0.39
Consolidated capital expenditures	$0.47	$0.88
Goodwill:
USA	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87

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

Chinese tax authorities have performed limited reviews on all Chinese subsidiaries as of tax years 2008, 2009, 2010, 2011, 2012, 2013 and 2014 with no significant issues noted. We believe our tax positions are reasonably stated as of July 31, 2015. On May 20, 2015, Weifang Lakeland Safety Products Co., Ltd., one of our Chinese operations, was visited by the local tax authority as a routine check. Following this visit, management believes there is no material risk in our China tax position.

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

It is our practice and intention to reinvest the earnings of our non-US subsidiaries in their operations, except in Canada and the UK and our Weifang subsidiary in China as discussed below. As of July 31, 2015, the Company had not made a provision for US or additional foreign withholding taxes on approximately $20.3 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration ($21.6 million at January 31, 2015). Generally, such amounts become subject to US taxation upon remittance of dividends and under certain other circumstances. If theses earnings were repatriated to the US, the deferred tax liability associated with these temporary differences would be approximately $2.9 million at July 31, 2015.

In China, a dividend of approximately $3.2 million was declared and paid to the Company in May 2015 from the Company’s China subsidiary, Weifang Lakeland Safety Products Co., Ltd. (“Weifang”) and in June 2015, a dividend of approximately $790,000 was declared and paid from the Company’s UK subsidiary, Lakeland Industries Europe, Ltd. United Kingdom (“UK”). The Company’s Board of Directors has instituted a plan to pay annual dividends of $1.0 million to the Company from Weifang’s future profits and 33% of Weifang Meiyang Protective Products Co., Ltd.’s (‘Meiyang”) future profits starting in the next fiscal year, and pay annual dividends of 50% of its UK subsidiary’s previous year’s net income subject to bank approval. All other retained earnings are expected to be reinvested indefinitely.

Change in Accounting Estimate/Valuation Allowance

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. The valuation allowance was $2,945,884 at July 31, 2015 and January 31, 2015.

Income Tax Expense

Income tax expenses consist of federal, state and foreign income taxes. Income tax expenses of continuing operations were $2.8 million for the six months ended July 31, 2015, as compared to income tax expense of $0.7 million for the six months ended July 31, 2014.

11. Derivative Instruments and Foreign Currency Exposure

The Company is exposed to foreign currency risk. Management has a derivative instrument program to partially offset this risk by purchasing forward contracts to sell the Canadian Dollar and the Euro other than the cash flow hedge discussed below. Such contracts are largely timed to expire with the last day of the fiscal quarter, with a new contract purchased on the first day of the following quarter, to match the operating cycle of the Company. We designated the forward contracts as derivatives, but not as hedging instruments, with loss and gain recognized in current earnings.

The Company accounts for its foreign exchange derivative instruments by recognizing all derivatives as either assets or liabilities at fair value, which may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments.

We have two types of derivatives to manage the risk of foreign currency fluctuations as noted below:

We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contract derivatives, not designated as hedging instruments, are generally settled quarterly. Gain and loss on those forward contracts are included in current earnings. There were no outstanding forward contracts at July 31, 2015 or 2014.

We enter cash flow hedge contracts with financial institutions to manage our currency exposure on future cash payments denominated in foreign currencies. The effective portion of gain or loss on cash flow hedge is reported as a component of accumulated other comprehensive income. The notional amount of these contracts was $3.4 million and $3.6 million at July 31, 2015 and 2014, respectively. The corresponding asset and income recorded in the consolidated statements of other comprehensive income is $147,181 at July 31, 2015 and in July 31, 2014 the amount is immaterial to the consolidated financial statements.

12. Goodwill

There was no impairment of goodwill during Q1 and Q2 fiscal year 2016.

13. Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (ASUs). No recent accounting pronouncement is expected to have a material impact on the consolidated financial statements.

14. Litigation

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

15. Brazil Transactions

On March 9, 2015, Lakeland Brazil changed its legal form to a Limitada and changed its name to Lake Brasil Industria E Comercio de Roupas E Equipamentos de Protecao Individual LTDA.

Settlement Agreement – Arbitration Debt

On June 18, 2015, Lakeland Industries, Inc. (“Lakeland”) and its then wholly-owned subsidiary, Lake Brasil Indústria e Comércio de Roupas e Equipamentos de Proteção Individual Ltda. (“Lakeland Brazil” and together with Lakeland, the “Brazil Co”), entered into an Amendment (the “Amendment”) to a Settlement Agreement, dated as of September 11, 2012 (the “Settlement Agreement”), with two former officers (the “former officers”) of Lakeland Brazil. As part of the original Settlement Agreement, the parties resolved all alleged outstanding claims against the Brazil Co arising from an arbitration proceeding in Brazil involving the Brazil Co and the former officers for an aggregate amount of approximately US $8.5 million payable by the Brazil Co to the former officers over a period of six (6) years. As of the June 18, 2015 settlement date, there was a balance of US $3.750 million (the “Outstanding Amount”) owed under the Settlement Agreement, which Outstanding Amount was to be paid by the Company in quarterly installments of US $250,000 through December 31, 2018.

Pursuant to the Amendment, the former officers agreed to fully and finally settle the Outstanding Amount owed by the Company for an aggregate lump-sum payment of US $3.413 million, resulting in a gain of US $224,000 after allowing for imputed interest on the original Settlement Agreement. Within five days of receipt of such payment, the former officers provided to Lakeland Brazil the documents needed to have their lien securing payment of the Outstanding Amount removed on certain real estate owned by Lakeland Brazil and such lien was removed. The Amendment also contains a general release of claims by the former officers in favor of the Company and its past or present officers, directors, and other affiliates. Lakeland’s senior lender, Alostar Bank of Commerce, has consented to the transactions contemplated by the Amendment.

Share Transfer Agreement

On July 31, 2015, (the “Closing Date”), Lakeland and Lakeland Brazil, completed a conditional closing of a Shares Transfer Agreement (the “Shares Transfer Agreement”) with Zap Comércio de Brindes Corporativos Ltda (“Transferee”), a company owned by an existing Lakeland Brazil manager, entered into on June 19, 2015. Pursuant to the Shares Transfer Agreement, the Transferee has acquired all of the shares of Lakeland Brazil owned by the Company.

Pursuant to the Shares Transfer Agreement, Transferee paid R$1.00 to the Company and assumed all liabilities and obligations of Lakeland Brazil, whether arising prior to, on or after the Closing Date, including, without limitation (i) liabilities, such as severance obligations, in respect of the current and former employees of Lakeland Brazil, (ii) liabilities arising from any labor claims already existing or which may thereafter be filed against Lakeland Brazil and its current or former affiliates, officers and shareholders, (iii) liabilities with respect to taxes imposed on the Brazilian business, including Value Added Tax (“VAT”) tax liabilities, (iv) liabilities arising under leases, contracts, licenses or governmental permits pursuant to which Lakeland Brazil is a party or otherwise bound, (v) product warranty liabilities, product return obligations pursuant to any stock balancing program and rebates pursuant to any marketing program, to the extent such liabilities arose from sales of products made in the course of the Brazilian business, (vi) accounts payable of Lakeland Brazil, whether or not invoiced, and (vii) all other obligations and liabilities with respect to the Brazilian business of Lakeland Brazil (collectively, the “Brazilian Liabilities”).

In order to help enable Lakeland Brazil to have sufficient funds to continue to operate for a period of at least two years following the Closing Date, the Company provided funding to Lakeland Brazil in the aggregate amount of US $1,130,000, in cash, in the form of a capital raise, and has agreed to provide an additional R$320,000 (approximately US $95,000) (the “Additional Amount”), in the form of a capital raise, to be utilized by Lakeland Brazil to pay off the Brazilian Liabilities and other potential contingent liabilities. Pursuant to the Shares Transfer Agreement, the Company paid R$992,000 (approximately US $320,000) of the Additional Amount, in cash, on July 1, 2015 and issued a non-interest bearing promissory note for the balance (R$582,000) (approximately US $188,000) on the Closing Date which shall be due and payable to Lakeland Brazil in two (2) installments of (i) R$288,300 (approximately US $93,000) which was paid on August 1, 2015, and (ii) R$294,500 (approximately US $86,000) on September 1, 2015; provided, however, that the Company shall not be required to make any of the aforementioned payments if, as of the date any of such payments are to be made, Lakeland Brazil and/or any of its affiliates files for bankruptcy, files for court protected restructuring or abandons the business of Lakeland Brazil in Brazil, or in the event that the certain Business Consulting Agreement Renew 2015, dated May 1, 2015, between Lakeland Brazil and Multiplica Soluções Empresariais Ltda., a Brazilian company (“Multiplica”), is no longer in force and operational (the “Non-Payment Triggers”). In addition, so long as Lakeland Brazil does not trigger any of the Non-Payment Triggers on or before either the twelve (12) month anniversary or the twenty-four (24) month anniversary of the Closing Date, the Company shall pay US $150,000 and US $100,000, respectively, to Lakeland Brazil. The Shares Transfer Agreement also provides that the Company shall fully fund any amounts owed by Lakeland Brazil in connection with certain existing labor claims by Lana dos Santos, as previously disclosed, and, in addition, all amounts potentially owed for future labor claims up to an aggregate amount of $375,000 (the “Cap”) and 60% of such amounts in excess of the Cap until the earlier of (i) the date all labor claims against Lakeland Brazil deriving from events which occurred prior to the Closing Date are settled, (ii) by mutual agreement of the Company and Lakeland Brazil or (iii) on the two (2) year anniversary of the Closing Date. All funding provided by the Company pursuant to the Shares Transfer Agreement is to be deposited into a joint bank account opened by Lakeland Brazil and Multiplica which requires the signature of legal representatives of both Lakeland Brazil and Multiplica to make any payment and/or withdraw funds.

The Company believes that these amounts contributed to Lakeland Brazil will be more than offset by a benefit for USA taxes of approximately US $9.5 million net of a US $2.9 million valuation allowance generated by a worthless stock deduction for Brazil that the Company will claim on its corporate tax returns. Although the Company’s tax advisors believe that the worthless stock deduction is valid, there can be no assurance that the IRS will not challenge it and, if challenged, that the Company will prevail.

The closing of this agreement is subject to Brazilian government approval of the share transfer, which is expected in September 2015 or shortly thereafter (The “Final Closing Date”). The share transfer is irrevocable and the only issues expected are minor procedural corrections.

Even after the Final Closing Date for transactions contemplated by the Shares Transfer Agreement, Lakeland may be exposed to certain liabilities arising in connection with the prior operations of Lakeland Brazil, including, without limitation, from lawsuits pending in the labor courts in Brazil and VAT taxes, as more fully described in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2015. The Company understands that under the laws of Brazil, a concept of fraudulent bankruptcy exists, which may hold a parent company liable for the liabilities of its Brazilian subsidiary in the event some level of fraud or misconduct is shown during the period that the parent company owned the subsidiary. While the Company believes that there has been no such fraud or misconduct relating to the proposed sale of Lakeland Brazil and the transactions contemplated by the Shares Transfer Agreement, as evidenced by the Company’s funding support for continuing operations of Lakeland Brazil, there can be no assurance that the courts of Brazil will not make such a finding nonetheless. The risk of exposure to the Company continues to diminish as the Transferee continues to operate Lakeland Brazil, as the risk of a finding of fraudulent bankruptcy lessens and pre-sale liabilities are paid off. Should the Transferee operate Lakeland Brazil for a period of two years, the Company believes the risk of a finding of fraudulent bankruptcy is eliminated.

The Shares Transfer Agreement, which is governed by United States law, contains customary representations, warranties and covenants of the parties for a transaction of this type. The Company has agreed, among other things and subject to certain exceptions, to cause Lakeland Brazil to conduct its business in the ordinary course of business between the date of execution of the Shares Transfer Agreement and the Closing Date and also the Final Closing Date. In addition, the Company and Transferee have agreed to indemnify each other from and against certain liabilities, subject to certain exceptions. Under the Shares Transfer Agreement, the Company will be subject to certain non-solicitation provisions for a period of two years following the Closing Date.

The Company also executed a guaranty in favor of the Transferee in the amount of $64,000 to assist the Transferee in continuing purchases from the Company’s Chinese subsidiary, subject to the transferee maintaining a current payable. Such continuing sales to the Transferee are not considered material.

The Company estimated that the transactions involved with the completion of its exit from Brazil will result in a loss of approximately $1.2 million (net of tax benefit of $0.7) reflected on its statement of operations and a decrease of approximately $0.5 million to stockholders equity as a result of recording the exit transactions. This included a reclassification of approximately $1.3 million from Accumulated Other Comprehensive Loss to the Statement of Operations and Retained Earnings which did not impact net stockholders equity.

The following tables summarize the results of the Brazil business included in the statement of operations for the three-months ended July 31, 2015 and 2014, and balance sheets as of July 31, 2015 and January 31, 2015 as discontinued operations.

Balance Sheet

	(000's)	(000's)
	July 31, 2015	January 31, 2015
Assets of discontinued operations:
Cash	$—	$53
Accounts receivable	—	888
Inventory	—	3,216
Other current assets	—	634
Property/Equipment held for sale	—	1,544
Total assets of discontinued operations	$—	$6,335
Liabilities of discontinued operations:
Accounts payable	$—	$651
Accrued compensation and benefits	—	1,739
Other accrued expenses	—	1,163
Short term borrowings	—	688
Other liabilities	—	2,333
Total liabilities of discontinued operations	$—	$6,574

Statement of Operations

	(000’s)		(000’s)
	Three-Months Ended July 31,		Six-Months Ended July 31,
	2015	2014*	2015	2014*
Net Sales from discontinuing operations	$425	$1,798	$869	$3,547
Gross Profit from discontinuing operations	132	625	164	1,220
Operating expenses from discontinuing operations	279	956	763	1,827
Operating loss from discontinuing operations	(147)	(331)	(599)	(607)
Interest expense from discontinuing operations	75	166	256	320
Other (income) expense from discontinuing operations	100	451	398	375
Loss from operation of discontinuing operations (includes a $0.1 million tax benefit from Q1)	(322)	(948)	(1,253)	(1,302)
Non-cash reclassification of Other Comprehensive Income to Statement of Operations (no impact on stockholder’s equity)	(1,286)	—	(1,286)	—
Loss from disposal of discontinued operations	(515)	—	(515)	—
Loss before taxes for discontinued operations	(2,123)	(948)	(3,054)	(1,302)
Income tax benefit from discontinued operations	(569)	—	(569)	—
Net loss from discontinued operations	$(1,554)	$(948)	$(2,485)	$(1,302)

*Restated for discontinued operations

Summary Cash Flow Statement

	(000's)	(000's)
	July 31, 2015	July 31, 2014
Net cash used in operating activities	$328	$255
Net cash used in operating activities – disposal of Brazil	(927)	—
Total Net cash used in operating activities	(599)	255
Net cash used in investing activities	—	(2)
Net cash provided by financing activities	552	(253)
Net effect on cash of FX variations	(6)	—
Net increase in cash and cash equivalents	(53)	—
Cash and cash equivalents at beginning of year	53	—
Cash and cash equivalents at end of year	$—	$—

Brazil Loans and Interest Expense

Brazil short-term borrowings as of July 31, 2015 consisted of R$1,885,028 (US $629,686) and accrued interest of R$15,863 (US $5,299) which were included in the liabilities assumed by the Transferee pursuant to the Shares Transfer Agreement. Interest expenses included as discontinued operations are directly related to loans in Brazil. No allocation of corporate interest expense has been made for the historic statements.

Assets held for sale – Brazil Real Estate

Prior to the closing of the Share Transfer Agreement, Lakeland Brazil sold its real estate to the Company in full satisfaction of certain intercompany debt. The amounts have been stated at the net historic cost of US $881,000. Any net proceeds in excess of this amount will be applied to additional balances of intercompany accounts due from Brazil to the US parent. Based on recent appraisals completed in February and March 2015, the Company expects to realize no less than this amount. Due to the state of the Brazilian economy and its effect on the demand for commercial real estate, the Company has decided to reflect this asset as a non-current asset.   At the USD value of $881,000 the asset is valued at the lesser of cost or market.

VAT Tax Issues in Brazil

All liabilities relating to VAT taxes in Brazil have been assumed by the Transferee pursuant to the Shares Transfer Agreement. The Bahia State Tax Department has just commenced an audit of VAT taxes for the period from 2011-2014.  Management does not expect to have any significant exposure resulting from this audit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements.

Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the industrial and public protective clothing market. Our products are sold by our in-house customer service group, our regional sales managers and independent sales representatives to a network of over 1,000 North American safety and mill supply distributors. These distributors in turn supply end user industrial customers, such as integrated oil, chemical/petrochemical, utilities, automobile, steel, glass, construction, smelting, munition plants, janitorial, pharmaceutical, mortuaries and high technology electronics manufacturers, as well as scientific and medical laboratories. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally sales are to a mixture of end users directly and in industrial distributors depending on the particular country market. Sales are made to more than 40 foreign countries but are primarily in China, European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Argentina, Colombia, Ecuador and Southeast Asia.

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States of America and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. Our net sales from continuing operations attributable to customers outside the United States of America were $22.95 million and $20.41 million for the six months ended July 31, 2015 and 2014, respectively.

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

Foreign Currency Risks. The functional currency for the United Kingdom is the Euro; the trading company in China, the Renminbi; the Canadian Real Estate, the Canadian dollar; the Russian operation, the Russian Ruble; and Kazakhstan, the Tenge. All other operations have the US dollar as its functional currency.

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

Significant Balance Sheet Fluctuation July 31, 2015, As Compared to January 31, 2015

Cash decreased by $1.6 million as the Company extinguished the debt carried from the arbitration settlement in Brazil. Borrowings under the revolving credit facility increased by $3.3 million due to the debt extinguishment described in the prior sentence and the funds expended towards operations in Brazil as required by the Shares Transfer Agreement with the Transferee, a company owned by an existing Lakeland Brazil manager. Pursuant to the Shares Transfer Agreement, the Transferee acquired in a conditional closing all of the shares of Lakeland Brazil owned by the Company. Inventory of continuing operations net of reserves had an increase of $4.8 million as the Company intentionally built inventory for the Bird Flu crises response and the heavy volume normally associated with the second quarter. Accounts receivable increased $2.4 million primarily due to sales volume in chemical and disposable sales in the US. Assets of discontinued operations decreased $6.4 million as a result of the sale of our Brazilian operations. Accounts payable had a modest increase of $0.7 million in the USA due to increased sales volume. Other accrued expenses increased $0.2 million primarily due to accrued income taxes resulting from profitability. Due to the transfer of shares of the Company’s subsidiary in Brazil and the payoff in full of the Brazilian arbitration settlement amount, liabilities of discontinued operations decreased $6.6 million, the arbitration settlement liability decreased $3.9 million and accrued expenses for the disposal of Brazil were established at $0.8 million.

Three Months ended July 31, 2015, As Compared to the Three Months Ended July 31, 2014

Net Sales. Net sales from continuing operations increased to $29.5 million for the three months ended July 31, 2015 compared to $22.8 million for the three months ended July 31, 2014, an increase of 29.4%. Sales in the USA increased $6.9 million or 54.8% due primarily to the strong sales levels in the disposables and chemical divisions related to the Company’s response to the bird flu. USA sales of disposables increased by $2.8 million and chemical sales increased $3.6 million. Wovens and fire protection sales combined increased $0.2 million, glove sales decreased $0.1 million and reflective sales increased $0.4 million. Sales in China and to the Asia Pacific Rim were down $0.3 million or 8.4 % as their economy experienced a slowdown. Canada sales increased by $0.3 million or 23.3% while UK sales decreased by $0.3 million or 7.6% and Russia and Kazakhstan sales combined decreased by $0.3 million or 41.3% as their economies experienced negative currency fluctuations. Latin America sales increased $0.4 million or 40.1% due to decreased barriers to clearing goods through Argentine customs. Numbers may not add due to rounding.

Gross Profit. Gross profit from continuing operations increased $4.4 million, or 58.6%, to $11.8 million for the three months ended July 31, 2015, from $7.4 million for the three months ended July 31, 2014. Gross profit as a percentage of net sales increased to 40.0% for the three months ended July 31, 2015, from 32.6% for the three months ended July 31, 2014. Major factors driving the changes in gross margins were:

•	Disposables gross margin increased by 5 percentage points as the Company maintained a price increase, costs were held steady and strong sales were generated in response to the bird flu epidemic.
•	Chemical gross margin increased by 38 percentage points as the Company maintained a price increase, costs were held steady and strong sales were generated in response to the bird flu.
•	Wovens gross margin decreased 16 percentage points as sales remained weak.
•	Fire protection gross margin increased 3 percentage points due to product mix.
•	Reflective gross margins remained level as the expenses normalized after the Company closed the USA facility in the first quarter of FY15 and moved most production to our lower cost Mexico facility.
•	UK gross margins remained level as a result of a modest price increases for major customers in Q1FY16.
•	Chile’s gross margin decreased 16 percentage points primarily as a result of sales of reserve inventory.
•	Argentina’s gross margin increased 2.3 percentage points due to product mix.
•	Russia’s gross margin decreased 13 percentage points due to low volume.

Operating Expense. Operating expenses of continuing operations increased from $5.6 million for the three months ended July 31, 2014 to $6.1 million for the three months ended July 31, 2015. Operating expenses as a percentage of net sales was 20.7% for the three months ended July 31, 2015 down from 24.7% for the three months ended July 31, 2014. The main factors attributable to the increase in operating expenses are a $0.4 million increase in commissions and a $0.2 million increase in freight due to increased volume, a $0.1 million increase in equity compensation, a $0.1 million increase in management salaries in the USA associated with operations support and a $0.1 million increase in professional fees. The four percentage point decrease in operating expenses as a percentage of sales resulted from the increase in sales volume and the fact that operating expenses are primarily fixed in nature.

Operating Profit. Operating profit from continuing operations increased to a profit of $5.7 million for the three months ended July 31, 2015, from $1.8 million for the three months ended July 31, 2014, mainly as a result of strong sales volume and significantly improved gross profit margins. Operating margins were 19.3% for the three months ended July 31, 2015, compared to 7.9% for the three months ended July 31, 2014.

Interest Expense. Interest expenses from continuing operations decreased $0.3 million to $0.2 million for the three months ended July 31, 2015, from $0.5 million for the three months ended July 31, 2014, as a result of the payoff of the Company’s subordinated debt and temporary reduction of senior debt from the proceeds of the Company’s October 2014 equity financing and the 200 basis point reduction in senior debt rates.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expenses from continuing operations were $2.0 million for the three months ended July 31, 2015, as compared to an income tax expense of $0.7 million for the three months ended July 31, 2014. USA income tax expense was impacted by a $0.4 million non-cash charge for income tax expense resulting from a dividend declared and paid by its Chinese subsidiary, offset by a $0.5 million reduction in non-cash tax charges resulting from vesting shares of the 2012 Restricted Stock Plan. The non-cash charges in the US were a result of utilizing the tax loss carryover generated by the worthless stock deduction resulting from the Brazil operations

Net Income.  Net income from continuing operations increased $3.0 million to $3.6 million for the three months ended July 31, 2015 from $0.6 million for the three month ended July 31, 2014. The net income for the three months ended July 31, 2015 resulted from strong sales volume in the USA from the Company’s response to the bird flu crisis and from overall improvements in operations.

Six Months ended July 31, 2015, As Compared to the Six Months Ended July 31, 2014

Net Sales. Net sales from continuing operations increased to $54.3 million for the six months ended July 31, 2015 compared to $44.6 million for the six months ended July 31, 2014, an increase of 21.8%. Sales in the USA increased $7.5 million or 29.0% due primarily to the strong sales levels in the disposables and chemical divisions related to the Company’s response to the Ebola and bird flu crises. USA sales of disposables increased by $3.4 million and chemical sales increased $4.3 million. Wovens and fire protection sales combined decreased $0.3 million, glove sales decreased $0.2 million and reflective sales increased $0.3 million. Sales in China and to the Asia Pacific Rim decreased $0.2 million or 2.6 % as their economy experienced a slowdown. Canada sales increased by $0.4 million or 15.8 % while UK sales increased by $2.5 million or 39.0% mostly due to the Company’s Ebola sales. Russia and Kazakhstan sales combined decreased by $0.2 million or 26.7 % as the economy experienced negative currency fluctuations and Latin America sales remained level. Numbers may not add due to rounding.

Gross Profit. Gross profit from continuing operations increased $7.1 million, or 51.4%, to $21.1 million for the six months ended July 31, 2015, from $13.9 million for the six months ended July 31, 2014. Gross profit as a percentage of net sales increased to 38.8% for the six months ended July 31, 2015, from 31.3% for the six months ended July 31, 2014. Major factors driving the changes in gross margins were:

•	Disposables gross margin increased by 7 percentage points as the Company maintained a price increase, costs were held steady and strong sales were generated in response to the Ebola and bird flu crises.
•	Chemical gross margin increased by 26 percentage points as the Company maintained a price increase, costs were held steady and strong sales were generated in response to the Ebola and bird flu crises.
•	Wovens gross margin dropped 7 percentage points as sales remained weak.
•	Fire protection gross margin decreased 7 percentage points due to low sales volume.
•	Reflective gross margins increased 17 percentage points as costs normalized after the Company closed the USA facility in the first quarter of FY15 and production was moved to our lower cost Mexico facility.
•	UK gross margins increased 9 percentage points as a result of strong sales associated with the Ebola crisis response, product mix and modest price increases for major customers.
•	Chile’s gross margin decreased 26 percentage points primarily as a result of sales of reserve inventory.
•	Argentina’s gross margin increased 7 percentage points due to product mix.

•	Russia’s gross margin decreased 3 percentage points and Kazakhstan gross margin increased due to product mix and level costs as volume decreased.

Operating Expense. Operating expenses of continuing operations increased from $11.3 million for the six months ended July 31, 2014 to $12.2 million for the six months ended July 31, 2015. Operating expenses as a percentage of net sales was 22.4% for the six months ended July 31, 2015 down from 25.3% for the six months ended July 31, 2014. The main factors attributable to the increase in operating expenses are a $0.2 million increase in commissions and a $0.4 million increase in freight due to increased volume, a $0.3 million increase in equity compensation and a $0.3 million increase in salaries in the USA associated with operations support.

Operating Profit. Operating profit from continuing operations increased to a profit of $8.9 million for the six months ended July 31, 2015, from $2.7 million for the six months ended July 31, 2014, mainly as a result of strong sales volume and significantly improved gross profit margins. Operating margins were 16.4% for the six months ended July 31, 2015, compared to 6.0% for the six months ended July 31, 2014.

Interest Expense. Interest expenses from continuing operations decreased $0.6 million to $0.4 million for the six months ended July 31, 2015, from $1.0 million for the six months ended July 31, 2014, as a result of the payoff of the Company’s subordinated debt, temporary reduction of senior debt from the proceeds of the Company’s October 2014 equity financing and the reduction in the interest rate of the senior debt from 6.25% to 4.25% on March 31, 2015.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expenses from continuing operations were $2.8 million for the six months ended July 31, 2015, as compared to an income tax expense of $0.7 million for the six months ended July 31, 2014.

Net Income.  Net income from continuing operations increased $4.8 million to $5.7 million for the six months ended July 31, 2015 from $0.9 million for the six month ended July 31, 2014. The net income for the six months ended July 31, 2015 resulted from strong sales volume in the USA and the UK from the Company’s response to the Ebola and bird flu crises and from overall improvements in operations.

Liquidity and Capital Resources

Cash Flows. As of July 31, 2015, we had cash and cash equivalents of approximately $5.1 million and working capital of $43.4 million. Cash and cash equivalents decreased $1.6 million as the Company paid the arbitration settlement in full for $3.4 million and increased working capital $2.0 million from January 31, 2015. International cash management is affected by local requirements and movements of cash across borders can be slowed down significantly.

Net cash used in operating activities of $4.3 million for the six-months ended July 31, 2015 was primarily due to an increase to inventories of $5.0 million resulting from the Company’s production planning for our U.S. peak sales season, the payment in full of the arbitration settlement of $3.4 million and a $2.6 million increase in accounts receivables resulting from strong sales volume related to the Company’s response to the bird flu epidemic. These activities were offset by a reduction of $1.1 million to deferred income taxes current, an increase to accounts payables of $1.0 million as inventories increased and $0.9 million accrual for accrued cost to dispose of Lakeland Brazil. Net cash provided by financing activities was $2.7 million in the six-months ended July 31, 2015, due to net borrowings under the credit agreement and net cash used in the ownership interests transfer of Brazil offset by $0.8 million in net shares returned to pay employee taxes under the restricted stock program.

We currently have one senior credit facility: $15 million revolving credit facility which commenced June 28, 2013, of which we had $8.9 million of borrowings outstanding as of July 31, 2015, expiring on June 30, 2017, at a current per annum rate of 4.25%. Maximum availability in excess of amount outstanding at July 31, 2015 was $6.1 million. Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to earnings before interest, taxes, depreciation and amortization and others relating to fixed charge coverage ratio and limits on capital expenditures and investments in foreign subsidiaries. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders, including AloStar Bank of Commerce, our senior lender, and Development Bank of Canada (“BDC”), have a security interest in substantially all of our US and Canadian assets and pledges of 65% of the equity of the Company’s foreign subsidiaries, outside of Canada which is 100%. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business. We believe that our current availability under our Credit Facility, coupled with our anticipated operating cash and cash management strategy, is sufficient to cover our liquidity needs for the next 12 months.

Since the equity raise, repayment of subordinated debt in October 2014, and decrease in our senior lending rate in March 2015, the prevailing interest expense has decreased.

Capital Expenditures. Our capital expenditures in the six months ending July 31, 2015 was $0.47 million and principally relate to additions to equipment in China and manufacturing equipment, computer system and leasehold improvements in the USA. We anticipate FY16 capital expenditures to be approximately $1.0 million. There are no further specific plans for material capital expenditures in the fiscal year 2016.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of July 31, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2015 based on the material weaknesses discussed below.

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

Their report was rendered March 29, 2014. The conclusion of the report was that the design of the activity/process controls does not meet the minimum requirements needed for information security controls. In addition, the report indicated that the controls resulted in high exposure in the areas of purchasing, accounting closing, sales, financial, production, payroll, and logistics. Since the material weakness was identified prior to January 31, 2014, action was taken by management such that it did not result in a misstatement for the year. Extensive internal control work was performed in FY15, including travel by the CFO and VP Finance to Brazil on a quarterly basis for financial review, and the hiring of a financial and operational consultant Multiplica who watched over the operations and cash flow and provides funding, and management is confident the financial reporting is correct at July 31, 2015 after the effect of recording the prior period adjustments. Due to challenges that still existed in Brazil, management concluded that the material weakness in internal controls was not fully remediated in Q1FY16. However, on July 31, 2015, the Company completed a conditional closing of the sale of its wholly-owned Brazilian subsidiary Lakeland Brazil, to the Transferee, a company owned by an existing Lakeland Brazil manager. This sale is pursuant to a Shares Transfer Agreement entered into on June 19, 2015. The transactions contemplated by the Shares Transfer Agreement, which shall be deemed to have been consummated as of July 31,2015, are subject to acceptance of the shares transfer on the Commercial Registry by the Brazilian authorities, which is expected to be completed shortly. Although no assurances can be given in that regard, the Company expects the Commercial Registry processing of the shares transfer will not adversely affect the closing. Pursuant to the Shares Transfer Agreement, the Transferee will acquire all of the shares of Lakeland Brazil owned by the Company. Management now concludes that the material weakness in internal controls was fully remediated in Q2FY16 with the transfer of ownership interests.

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

Due to the prior period adjustments related to Brazil and the resulting material weakness in that country in FY15, management believes there remained an entity level control failure in Q1FY16. Management believes all other related issues in this area have been remediated and that with the sale of Brazil this material weakness has been fully resolved as of July 31, 2015.

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2016, the CFO of the Company retired and the Company’s Board of Directors appointed its current Sr. VP Finance the position of the Acting CFO. The former CFO of Lakeland is under contract to consult with the Company for a twelve month period of time. The Company also hired a new controller for their UK subsidiary. These changes are not expected to materially affect the Company’s internal control over financial reporting and there have been no other changes that occurred during Lakeland's second quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

All internal control testing that cannot be conducted by the existing internal audit team in the US and China will continue to be outsourced. The internal control program will be monitored/tested in a manner consistent with full Sarbanes-Oxley compliance.

PART II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are not applicable

Item 6.   Exhibits:

Exhibits:

10.1	Second Amendment, dated as of June 3, 2015, to Loan and Security Agreement, dated as of June 28, 2013 and amended on March 31, 2015, by and among Lakeland Industries, Inc. and Lakeland Protective Wear Inc., as borrowers, and Alostar Bank of Commerce (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed June 8, 2015).
10.2	Amendment, dated effective as of June 18, 2015, to Settlement Agreement, dated as of September 11, 2012 (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed June 22, 2015).
10.3	Shares Transfer Agreement, dated as of June 19, 2015, by and among Lakeland Industries, Inc., Brasil Industria E Comercio de Roupas E Equipamentos de Protecao Individual Ltda, Zap Comércio de Brindes Corporativos Ltda and Jack Nemer (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed June 25, 2015).
10.4	Consulting Agreement, effective as of July 17, 2015, between Lakeland Industries, Inc. and Gary Pokrassa (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed July 23, 2015).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Definitions Document
101.DEF	XBRL Taxonomy Extension Labels Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentations Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: September 16, 2015	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President and Secretary
(Principal Executive Officer and Authorized Signatory)

Date: September 16, 2015	/s/Teri W. Hunt
Teri W. Hunt,
Acting Chief Financial Officer and Sr. VP Finance
(Principal Accounting Officer and Authorized Signatory)

