Form 10-Q
period 2015-10-31
LAKELAND INDUSTRIES INC
filed 2015-12-15
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 0-15535

LAKELAND INDUSTRIES, INC.

 (Exact name of Registrant as specified in its charter)

Delaware	13-3115216 .
(State of incorporation)	(IRS Employer Identification Number)

3555 Veterans Memorial Highway, Suite C, Ronkonkoma, New York	11779 .
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Nonaccelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 15, 2015
Common Stock, $0.01 par value per share	7,240,914 shares

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION

Item 1. Financial Statements

Introduction

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q or in any other presentation, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “project” and similar expressions, are intended to identify forward-looking statements. They also include statements containing a projection of sales, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

The forward-looking statements in this Form 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	our ability to make payments on our indebtedness and comply with the restrictive covenants thereon;
•	covenants in our credit facilities may restrict our financial and operating flexibility;
•	the risk that we will not generate sufficient additional sales to justify our expansion of activities from the net proceeds of the October 2014 private placement;
•	our ability to obtain additional funds, if necessary;
•	we are subject to risk as a result of our international manufacturing operations;
•	our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates;
•	we deal in countries where corruption is an obstacle;
•	We have experienced material weaknesses in internal controls in the past and although we believe such weaknesses have been remediated, there can be no assurance that such weaknesses will not occur in the future;
•	there is no assurance that our disposition of our Brazilian subsidiary will be entirely successful in that we may continue to be exposed to certain liabilities in connection with the operations of such Company. In addition, while the Company’s tax advisors believe that the worthless stock deduction taken by the Company in connection therewith is valid, there can be no assurance that the IRS will not challenge it and, if challenged, that the Company will prevail.
•	rapid technological change could negatively affect sales of our products, inventory levels and our performance;
•	we must estimate customer demand because we do not have long-term commitments from many of our customers, and errors in our estimates could negatively impact our inventory levels and net sales;
•	our operations are substantially dependent upon key personnel;
•	we rely on a limited number of suppliers and manufacturers for specific fabrics, and we may not be able to obtain substitute suppliers and manufacturers on terms that are as favorable, or at all, if our supplies are interrupted;
•	our inability to protect our intellectual property;
•	we face competition from other companies, a number of which have substantially greater resources than we do;
•	some of our sales are to foreign buyers, which exposes us to additional risks;

•	a significant reduction in government funding for preparations for terrorist incidents could adversely affect our net sales;
•	we may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims;
•	our directors and executive officers have the ability to exert significant influence on us and on matters subject to a vote of our stockholders;
•	our failure to realize anticipated benefits from acquisitions, divestitures or restructurings, or the possibility that such acquisitions, divestitures or restructurings could adversely affect us;
•	The other factors referenced in this Form 10-Q, including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2015 Form 10-K.

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

Three and Nine Months Ended October 31, 2015 and 2014

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	($000’s) except for share information		($000’s) except for share information
	2015	2014*	2015	2014*
Net sales from continuing operations	$24,888	$23,543	$79,172	$68,114
Cost of goods sold from continuing operations	15,640	15,320	48,850	45,949
Gross profit from continuing operations	9,248	8,223	30,322	22,165
Operating expenses from continuing operations	6,056	6,940	18,211	18,226
Operating profit from continuing operations	3,192	1,283	12,111	3,939
Other income (loss), from continuing operations	(7)	(2,245)	9	(2,282)
Interest expense from continuing operations	183	511	576	1,515
Income (loss) before taxes from continuing operations	3,002	(1,473)	11,544	142
Income tax expense from continuing operations	882	282	3,676	981
Net income (loss) from continuing operations	$2,120	$(1,755)	$7,868	$(839)
Non-cash reclassification of Other Comprehensive Income to Statement of Operations (no impact on stockholder’s equity)	$—	$—	$(1,286)	$—
Loss from operations from discontinued operations	—	(745)	(1,253)	(2,047)
Loss from disposal of discontinued operations	—	—	(515)	—
Loss before taxes for discontinued operations	—	(745)	(3,054)	(2,047)
Income tax benefit from discontinued operations	—	—	(569)	—
Net loss from discontinued operations	$—	$(745)	$(2,485)	$(2,047)
Net income (loss)	$2,120	$(2,500)	$5,383	$(2,886)
Net income (loss) per common share – Basic:
Income (loss) from continuing operations	$0.29	$(0.29)	$1.10	$(0.14)
Loss from discontinued operations	$—	$(0.13)	$(0.35)	$(0.35)
Net income (loss)	$0.29	$(0.42)	$0.75	$(0.49)
Net income (loss) per common share – Diluted:
Income (loss) from continuing operations	$0.29	$(0.29)	$1.08	$(0.14)
Loss from discontinued operations	$—	$(0.13)	$(0.34)	$(0.35)
Net income (loss)	$0.29	$(0.42)	$0.74	$(0.49)
Weighted average common shares outstanding:
Basic	7,234,914	5,951,613	7,148,430	5,933,229
Diluted	7,300,435	5,951,613	7,235,252	5,933,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

*Restated for discontinued operations.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three and Nine months ended October 31, 2015 and 2014

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	($000’s)		($000’s)
	2015	2014*	2015	2014*

Net income (loss)	$2,120	$(2,500)	$5,383	$(2,886)
Other comprehensive income (loss):
Cash flow hedge in China	(182)	108	(223)	119
Cash flow hedge in United Kingdom	11	—	67	—
Foreign currency translation adjustments:
Lakeland Brazil, S.A.	—	(421)	1,479	99
Canada	3	13	15	(5)
United Kingdom	(5)	(281)	(17)	(330)
China	(151)	13	(179)	(42)
Russia/Kazakhstan	(175)	(140)	(137)	(225)
Other comprehensive income	(499)	(708)	1,005	(384)
Comprehensive income (loss)	$1,621	$(3,208)	$6,388	$(3,270)

The accompanying notes are an integral part of these condensed consolidated financial statements.

*Restated for discontinued operations.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

October 31, 2015 and January 31, 2015

	October 31,	January 31,
	2015	2015*
	($000’s)	($000’s)
ASSETS
Current assets
Cash and cash equivalents	$4,288	$6,709
Accounts receivable, net of allowance for doubtful accounts of $434 and $484 at October 31, 2015 and January 31, 2015, respectively	14,566	13,277
Inventories, net of reserves of $2,519 and $2,454 at October 31, 2015 and January 31, 2015, respectively	43,501	37,092
Deferred income taxes	2,978	1,144
Assets of discontinued operations in Brazil	—	6,335
Prepaid VAT tax	1,695	1,717
Other current assets	2,818	2,361
Total current assets	69,846	68,635
Property and equipment, net	9,614	10,144
Assets held for sale	1,101	—
Deferred income tax, noncurrent	9,700	13,101
Prepaid VAT and other taxes	173	173
Security deposits	94	113
Intangibles, prepaid bank fees and other assets, net	118	171
Goodwill	871	871
Total assets	$91,517	$93,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,417	$7,763
Accrued compensation and benefits	817	1,120
Other accrued expenses	1,738	1,462
Liabilities of discontinued operations in Brazil	532	6,574
Current maturity of long-term debt	50	50
Current maturity of accrued arbitration award	—	1,000
Short-term borrowing	2,325	2,611
Borrowings under revolving credit facility	8,391	5,642
Total current liabilities	21,270	26,222
Accrued arbitration award, less current portion	—	2,870
Long-term portion of Canada loan	747	800
Deferred taxes long-term	112	60
Total liabilities	22,129	29,952
Stockholders’ equity
Preferred stock, $.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $.01 par; authorized 10,000,000 shares, Issued 7,597,355 and 7,414,037; outstanding 7,240,914 and 7,057,596 at October 31, 2015 and January 31, 2015, respectively	76	74
Treasury stock, at cost; 356,441 shares at October 31, 2015 and January 31, 2015	(3,352)	(3,352)
Additional paid-in capital	64,336	64,594
Retained earnings	10,037	4,654
Accumulated other comprehensive loss	(1,709)	(2,714)
Total stockholders' equity	69,388	63,256
Total liabilities and stockholders' equity	$91,517	$93,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

*Restated for discontinued operations

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

Nine months ended October 31, 2015

($000’s)

except for share information

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
Balance, January 31, 2015	7,414,037	$74	(356,441)	$(3,352)	$64,594	$4,654	$(2,714)	$63,256

Net income	—	—	—	—	—	5,383	—	5,383
Other comprehensive income	—	—	—	—	—	—	1,005	1,005
Stock-based compensation:
Director Stock Options Exercised	6,130	—	—	—	41	—	—	41
Restricted stock issued	177,188	2	—	—	(2)	—	—	—
Restricted Stock Plan	—	—	—	—	420	—	—	420
Return of shares in lieu of payroll tax withholding	—	—	—	—	(717)	—	—	(717)
Balance, October 31, 2015	7,597,355	$76	(356,441)	$(3,352)	$64,336	$10,037	$(1,709)	$69,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended October 31, 2015 and 2014

	For the Nine Months Ended October 31,
	2015	2014*
Cash flows from operating activities:
Net income (loss)	$5,383	$(2,886)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Provision for inventory obsolescence	65	(170)
Provision for doubtful accounts	(15)	(110)
Deferred income taxes	1,568	(101)
Deferred taxes long-term	52	(3,151)
Depreciation and amortization	704	832
Interest expense resulting from amortization of warrant OID and reclassification of PIK interest	—	927
Early extinguishment of subordinated debt	—	2,295
Stock based and restricted stock compensation	420	1,073
Interest expense resulting from Arbitration Award	(111)	95
Loss on disposal of fixed assets	49	80
Non-cash reclassification of other comprehensive income to statement of operations due to the disposal of Brazil	1,286	—
(Increase) decrease in operating assets
Accounts receivable	(1,543)	(1,587)
Inventories	(6,637)	603
Prepaid VAT taxes and other current assets	22	(759)
Other assets-mainly prepaid fees from financing transaction	(727)	2,223
Assets of discontinued operations	—	(2,385)
Increase (decrease) in operating liabilities
Accounts payable	(45)	981
Accrued expenses and other liabilities	22	780
Accrued expenses for disposal of Brazil	532	—
Arbitration award in Brazil	(3,759)	(750)
Net cash used by the transfer of stock in Brazil	(1,147)	—
Liabilities of discontinued operations	—	5,069
Net cash (used in) provided by operating activities	(3,881)	3,059
Cash flows from investing activities:
Proceeds from sale of NY real estate	451	—
Purchases of property and equipment	(715)	(397)
Net cash used in investing activities	(264)	(397)
Cash flows from financing activities:
Net borrowings (repayments) under credit agreement (revolver)	2,749	(7,282)
Subordinated debt principal payments	—	(500)
Proceeds received through PIPE, net of fees	—	10,178
Repayment of subordinated debt, PIK interest and fees	—	(3,594)
Legal fees associated with the warrant OID	—	(13)
Canada loan repayments	(18)	(19)
Borrowings in Argentina	233	—
UK borrowings, net	(480)	(272)
China borrowings, new loan	2,092	2,113
China repayments	(2,125)	(812)
Proceeds from exercise of stock options	41	—
Shares returned to pay employee taxes under restricted stock program	(717)	(37)
Net cash provided by financing activities	1,775	(238)
Effect of exchange rate changes on cash	(51)	(45)
Net (decrease) increase in cash and cash equivalents	(2,421)	2,380
Cash and cash equivalents at beginning of year	6,709	4,555
Cash and cash equivalents at end of period	$4,288	$6,935

(in $000)(From continuing operations)	Q3FY16	Q3FY15
Cash paid for interest	$578	$1,248
Cash paid for taxes	$1,377	$1,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

*Restated for discontinued operations

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business

Lakeland Industries, Inc. and Subsidiaries (“Lakeland” or the “Company”), a Delaware corporation organized in April 1986, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing market. The principal market for the Company’s products is in the United States. No customer accounted for more than 10% of net sales during the three and nine month periods ending October 31, 2015 and 2014. In April 2015, the Company decided to exit operations in Brazil and on July 31, 2015, the Company completed a conditional closing of the transfer of stock of its wholly-owned Brazilian subsidiary, Lake Brasil Industria E Comercio de Roupas E Equipamentos de Protecao Individual Ltda (referred to herein as “Lakeland Brazil” or “Qualytextil”), to Zap Comércio de Brindes Corporativos Ltda (“Transferee”), a company owned by an existing Lakeland Brazil manager. This sale is pursuant to a Shares Transfer Agreement (the “Shares Transfer Agreement”) entered into on June 19, 2015. The transactions contemplated by the Shares Transfer Agreement, which shall be deemed to have been consummated as of July 31, 2015, were subject to acceptance of the shares transfer on the Commercial Registry by the Brazilian authorities, which was received in October 2015. See Note 15 for further description.

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

The results of operations for the three and nine month periods ended October 31, 2015 are not necessarily indicative of the results to be expected for the full year.

Certain balance sheet items as of October 31, 2015 have been reclassified from the July 31, 2015 presentation. These reclassifications included an approximate $2.9M deferred income tax asset reclassification from non-current to current and an asset held for sale reclassification from liabilities of discontinued operations in Brazil totaling approximately $0.2M to assets held for sale. The reclassifications have been determined by the Company to not be material to the consolidated financial statements.

In this Form 10-Q, (a) “FY” means fiscal year; thus, for example, FY16 refers to the fiscal year ending January 31, 2016, (b) “Q” refers to quarter; thus, for example, Q3 FY16 refers to the third quarter of the fiscal year ending January 31, 2016, (c) “Balance Sheet” refers to the condensed consolidated balance sheet and (d) “Statement of Operations" refers to the condensed consolidated statement of operations.

3.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4.     Inventories

Inventories of continuing operations consist of the following (in $000s):

	October 31, 2015	January 31, 2015

Raw materials	$15,760	$14,379
Work-in-process	847	1,670
Finished goods	26,894	21,043
	$43,501	$37,092

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

The following table sets forth the computation of basic and diluted earnings per share for “income from continuing operations” for the three and nine months ended October 31, 2015 and 2014, as follows:

	Three Months Ended		Nine Months Ended
	October 31, (in $000’s)		October 31, (in $000s)
	2015	2014	2015	2014
Numerator
Net income (loss) from continuing operations	$2,120	$(1,755)	$7,868	$(839)
Net loss from discontinued operations	——	(745)	(2,485)	(2,047)
Net income (loss)	$2,120	$(2,500)	$5,383	$(2,886)
Denominator
Denominator for basic earnings per share Weighted-average shares which reflect 356,441 shares in the treasury as a result of the stock repurchase program that ended in 2011	7,234,914	5,592,559	7,148,430	5,436,959
Weighted average common equivalent shares resulting from the warrant issued June 28, 2013 to the subordinated debt lender LKL Investments LLC	—	359,054	—	496,270
Total weighted average, including common equivalent shares	7,234,914	5,951,613	7,148,430	5,933,229
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	65,521	—	86,822	—
Denominator for diluted earnings per share (adjusted weighted average shares)	7,300,435	5,951,613	7,235,252	5,933,229
Basic earnings (loss) per share from continuing operations	$0.29	$(0.29)	$1.10	$(0.14)
Basic (loss) per share from discontinued operations	$—	$(0.13)	$(0.35)	$(0.35)
Basic earnings (loss) per share	$0.29	$(0.42)	$0.75	$(0.49)
Diluted earnings per share from continuing operations	$0.29	$(0.29)	$1.08	$(0.14)
Diluted (loss) per share from discontinued operations	$—	$(0.13)	$(0.34)	$(0.35)
Diluted earnings (loss) per share	$0.29	$(0.42)	$0.74	$(0.49)

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

On June 3, 2015, the Borrowers entered into a Second Amendment (the “Second Amendment”) to the Senior Loan Agreement. The primary purposes of the Second Amendment were to (i) modify the definition of Permitted Asset Disposition to provide the Company with the ability to transfer the stock of the Company’s then wholly-owned Brazilian subsidiary, Lakeland Brazil and (ii) allow the Borrowers to transfer funds to Lakeland Brazil for the specific purposes of settling arbitration claims, paying contractual expenses, and paying expenses incurred in connection with a transfer of the stock of Lakeland Brazil so long as, after giving effect to any such transfer, the amount Borrowers have as excess availability under the revolver loans, excluding the $15 million facility cap for this purpose only, calculated pursuant to and under the Senior Loan Agreement, is at least $3.0 million. Also, as part of the Second Amendment, Lender consented to the sale of the Company’s corporate offices in Ronkonkoma, New York on the condition that the net cash proceeds from the sale in the amount of at least $450,000 are used by the Company to pay down the Borrower’s obligations to Lender under the Senior Loan Agreement.

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

The following is a summary of the material terms of the Senior Credit Facility:

•	Borrowers are Lakeland Industries, Inc. and its Canadian operating subsidiary Lakeland Protective Wear Inc.
•	Borrowing pursuant to a revolving credit facility is subject to a borrowing base calculated as the sum of:
o	85% of eligible accounts receivable as defined.
o	The lesser of 60% of eligible inventory as defined or 85% of net orderly liquidation value of inventory.
o	In transit inventory in bound to the US up to a cap of $1,000,000.
o	Receivables and inventory held by the Canadian operating subsidiary to be included, up to a cap of $2 million of availability.
•	On October 31, 2015, there was $6.6 million available under the senior credit facility.
•	Collateral:
o	A perfected first security lien on all of the Borrowers United States and Canadian assets, other than its Mexican plant and the Canadian warehouse.
o	Pledge of 65% of Lakeland US stock in all foreign subsidiaries and 100% pledge of stock of its Canadian subsidiaries.
•	Collection:
o	All customers of Borrowers must remit to a lockbox controlled by Senior Lender or into a blocked account with all collection proceeds applied against the outstanding loan balance.
•	Maturity:
o	An initial term of three years from June 28, 2013 (the “Closing Date”), which has been extended to June 28, 2017 pursuant to the Amendment.
o	Prepayment penalties of 2% if prior to the second anniversary of the Closing Date and 1% thereafter.
•	Interest Rate:
o	Rate equal to LIBOR rate plus 525 basis points, reduced to 325 basis points on March 31, 2015 per the Amendment.
o	Initial rate was 6.25% and rate at October 31, 2015 was 4.25% per annum.
o	Floor rate of 6.25%, reduced to 4.25% on March 31, 2015 per annum per the Amendment.
•	Fees: Borrowers paid to the Lender the following fees:
o	Origination fee of $225,000, paid on the Closing Date and being amortized over the term of loans and is included in “intangibles, prepaid bank fees and other assets, net” in the accompanying condensed consolidated balance sheet.
o	0.50% per annum on unused portion of commitment.
o	A non-refundable collateral monitoring fee in the amount of $3,000 per month.
o	All legal and other out of pocket costs.
•	Financial Covenants:
o	Borrowers covenanted that, from the Closing Date until the commitment termination date and full payment of the obligations to Senior Lender, Lakeland Industries, Inc. (the parent company), together with its subsidiaries on a consolidated basis, excluding its Brazilian subsidiary (now sold), shall comply with the following additional covenants:
•	Fixed Charge Coverage Ratio. At the end of each fiscal quarter of Borrowers, Borrowers shall maintain a Fixed Charge Coverage Ratio of not less than 1.1 to 1.00 for the four quarter period then ending.
•	Minimum Quarterly Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Borrowers shall achieve, on a rolling four quarter basis excluding the operations of the Borrower’s Brazilian subsidiary, EBITDA of not less than $4.1 million.
•	Capital Expenditures. Borrowers shall not during any fiscal year make capital expenditures in an amount exceeding $1 million in the aggregate.
•	The Company is in compliance with all loan covenants of the Senior Debt at October 31, 2015.

•	Other Covenants:
o	Financial reporting requirements as defined.
o	Limitation on total net investment in foreign subsidiaries of a maximum of $1.0 million per annum.

Borrowings in UK

On December 3, 2014, the Company and its UK subsidiary amended the terms of its existing financing facility with HSBC to provide for (i) a one-year extension of the maturity date of the existing financing facility to January 18, 2016, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million) to £1,500,000 (approximately USD $2.3 million), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. There was nothing outstanding under this facility at October 31, 2015. The per annum interest rate repayment rate was 3.44% and the term was for a minimum period of one year renewable on January 18, 2016.

Canada Loans

In September 2013, the Company refinanced its loan with the Development Bank of Canada (BDC) for a principal amount of approximately Canadian and US $1.1 million (based on exchange rates at time of closing). Such loan is for a term of 240 months at an interest rate of 6.45% per annum with fixed monthly payments of approximately US $6,447 (C$8,169) including principal and interest. It is collateralized by a mortgage on the Company's warehouse in Brantford, Ontario. The amount outstanding at October 31, 2015 is C$1,042,362 which is included as US $797,339 long term borrowings on the accompanying condensed consolidated balance sheet, net of current maturities of US $50,000.

China Loan

On October 10, 2015, Weifang Lakeland Safety Products Co., Ltd., (“WF”) and Bank of China Anqiu Branch completed an agreement for WF to obtain a line of credit for financing in the amount RMB 5,000,000 (approximately US $0.8 million). The effective per annum interest rate is currently 7%. The loan is collateralized by inventory owned by WF. The balance under this loan outstanding at October 31, 2015 was RMB 5,000,000 (approximately US $0.8 million) and is included in short-term borrowings on the condensed consolidated balance sheet. The line of credit is due within a one year period.

On September 21, 2015 WF and Chinese Rural Credit Cooperative Bank (“CRCCB”) completed an agreement for WF to obtain a line of credit for financing in the amount of US $1.3 million, with interest at 120% of the benchmark rate supplied by WRCCB (which is currently 4.6% per annum). The effective per annum interest rate is currently 5.52%. The loan is collateralized by inventory owned by WF. WRCCB had hired a professional firm to supervise WF’s inventory flow. The balance under this loan outstanding at October 31, 2015 was US $1.3 million and is included in short-term borrowings on the condensed consolidated balance sheet. The line of credit is due within a one year period.

Argentina Loan

In April 2015, the Company’s Argentina subsidiary was granted a $300,000 line of credit denominated in Argentine pesos, pursuant to a standby letter of credit granted by the parent company. There are several drawdowns each with six month terms at an annual rate of 34%. The balance under this loan outstanding at October 31, 2015 was US $0.2 million and is included in short-term borrowings on the condensed consolidated balance sheet.

7.   Major Supplier

No supplier accounted for more than 10% of cost of sales during the three and nine-month period ended October 31, 2015 and 2014.

8. Employee Stock Compensation

The 2012 and 2015 Plans

At the Annual Meeting of Stockholders held on July 8, 2015, the Company’s stockholders approved the Lakeland Industries, Inc. 2015 Stock Plan (the “2015 Plan”). The executive officers and all other employees and directors of the Company and its subsidiaries are eligible to participate in the 2015 Plan. The 2015 Plan is currently administered by the compensation committee of the Company’s Board of Directors (“Committee”), except that with respect to all non-employee director awards, the Committee shall be deemed to include the full Board. The 2015 Plan authorizes the issuance of awards of restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. The 2015 Plan also permits the grant of awards that qualify for “performance-based compensation” within the meaning of Section 162(m) of the U.S. Internal Revenue Code. The aggregate number of shares of the Company’s common stock that may be issued under the 2015 Plan may not exceed 100,000 shares. Awards covering no more than 20,000 shares of common stock may be awarded to any plan participant in any one calendar year. Under the 2015 Plan, as of October 31, 2015, the Company granted awards for up to an aggregate of 99,429 restricted shares assuming maximum award levels are achieved.

The 2015 Plan, which terminates in July 2017, is the successor to the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). The Company’s 2012 Plan authorized the issuance of up to a maximum of 310,000 shares of the Company’s common stock to employees and directors of the Company and its subsidiaries in the form of restricted stock, restricted stock units, performance shares, performance units and other share-based awards. Under the 2012 Plan, as of October 31, 2015, the Company issued 270,587 fully vested shares of common stock and 25,450 restricted shares which will continue to vest according to the terms of the 2012 Plan.

Under the 2012 Plan and the 2015 Plan, the Company generally awards eligible employees and directors with either performance-based or time-based restricted shares. Performance-based restricted shares are awarded at either baseline (target), maximum or zero amounts. The number of restricted shares subject to any award is not tied to a formula or comparable company target ranges, but rather is determined at the discretion of the Committee at the end of the applicable performance period, which is two years under the 2015 Plan and had been three years under the 2012 Plan. The Company recognizes expense related to performance-based restricted share awards over the requisite performance period using the straight-line attribution method based on the most probable outcome (baseline, maximum or zero) at the end of the performance period and the price of the Company’s common stock price at the date of grant.

In addition to the performance-based awards, the Company also grants time-based vesting awards which vest either two or three years after date of issuance, subject to continuous employment and certain other conditions.

As of October 31, 2015, unrecognized stock-based compensation expense related to share-based stock awards totaled $48,484 pursuant to the 2012 Plan and $886,537 pursuant to the 2015 Plan, before income taxes, based on the maximum performance award level. Such unrecognized stock-based compensation expense related to restricted stock awards totaled $48,484 for the 2012 Plan and $588,979 for the 2015 Plan at the baseline performance level. The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years for the 2012 Plan and two years for the 2015 Plan. The performance based awards are not considered stock equivalents for earnings per share (“EPS”) calculation purposes.

The Company recognized total stock-based compensation costs of $420,182 and $1,073,187 for the nine months ended October 31, 2015 and 2014, respectively, of which $0 and $20,707 result from the Company’s prior 2009 Equity Plan, $293,534 and $1,052,480 result from the 2012 Plan, and $126,648 and $0 result from the 2015 Plan. These amounts are reflected in operating expenses. The total income tax benefit recognized for stock-based compensation arrangements was $151,266 and $386,347 for the nine months ended October 31, 2015 and 2014, respectively. As of October 31, 2015 under the Company’s 2009 Equity Plan there are no shares available for grant and all prior grants of restricted shares have vested

Shares under 2015 and 2012 Stock Plan	Outstanding Unvested Grants at Maximum at Beginning of FY16	Granted during FY16 through October 31, 2015	Becoming Vested during FY16 through October 31, 2015	Forfeited during FY16 through October 31, 2015	Outstanding Unvested Grants at Maximum at End of October 31, 2015
Restricted stock grants – employees	147,500	72,999	147,500	—	72,999
Restricted stock grants - directors	49,500	—	49,500	—	—
Matching award program	17,600	—	—	—	17,600
Bonus in stock - employees	36,172	—	33,672	—	2,500
Retainer in stock - directors	13,634	27,944	9,798	—	31,780
Total restricted stock plan	264,406	100,943	240,470	—	124,879

Weighted average grant date fair value	$6.27	$10.18	$6.09	—	$9.78

Other Compensation Plans/Programs

The Company previously awarded stock-based options to non-employee directors under its Non-employee Directors’ Option Plan (the “Directors’ Plan”) which expired on December 31, 2012. All stock option awards granted under the Directors’ Plan were fully vested at October 31, 2015. During the nine months ending October 31, 2015 there have been forfeitures in the amount of 5,000 shares at a weighted-average exercise price of $6.21 per share, options exercised in the amount of 7,000 shares at a weighted-average price of $6.92 per share, and there were options outstanding to purchase an aggregate of 5,000 shares at a weighted-average exercise price of $8.28 per share. All outstanding stock options have a weighted average remaining contractual term of 1.32 years.

The Company currently utilizes a matching award program pursuant to which all employees are entitled to receive one share of restricted stock for each two shares of the Company’s common stock purchased on the open market. Such restricted shares are subject to a one year vesting period. The valuation is based on the stock price at the grant date and is amortized to expense over the vesting period, which approximates the performance period.

Pursuant to the Company’s bonus-in-stock program, all employees are eligible to elect to receive any cash bonus in shares of restricted stock. Such restricted shares are subject to a two year vesting period. The valuation is based on the stock price at the grant date and is amortized to expense over the two year period, which approximates the performance period. Since the employee is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the stock price at the date of grant.

Pursuant to the Company’s director restrictive stock program, all directors are eligible to elect to receive any director fees in shares of restricted stock. Such restricted shares are subject to a two year vesting period. The valuation is based on the stock price at the grant date and is amortized to expense over the two year period, which approximates the performance period. Since the director is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the grant date stock price.

9.     Segment Data

Domestic and international sales from continuing operations are as follows in millions of dollars:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2015		2014*		2015		2014*

Domestic	$14.66	58.88%	$13.00	55.23%	$45.98	58.08%	$37.17	54.57%
International	10.23	41.12%	10.54	44.77%	33.19	41.92%	30.94	45.43%
Total	$24.89	100.00%	$23.54	100.00%	$79.17	100.00%	$68.11	100.00%

*Restated for discontinued operations

We manage our operations by evaluating each of our geographic locations. Our US operations include our facilities in Alabama (primarily the distribution to customers of the bulk of our products and the light manufacturing of our chemical, reflective and fire products). We also maintain two manufacturing companies in China (primarily disposable and chemical suit production) and a manufacturing facility in Mexico (primarily disposable, glove, wovens and chemical suit production). Our China and Mexico facilities produce the majority of the Company’s products and China generates a significant portion of the Company’s revenues. The Company owned a wovens manufacturing facility in Brazil which was discontinued in Q1FY16 and on July 31, 2015, the Company completed a closing of the transfer of stock of its wholly-owned subsidiary Lakeland Brazil, to the Transferee, a company owned by an existing Lakeland Brazil manager. The closing of this agreement was subject to Brazilian government approval of the share transfer, which was received in October 2015. The accounting policies of these operating entities are the same as those described in Note 1. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in Canada, Europe, Latin America, India, Russia, Kazakhstan and China, which sell and distribute products shipped from the United States, Mexico, or China. The table below represents information about reported manufacturing segments for the years noted therein:

	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, (in millions of dollars)
	2015	(Restated for discontinued operations) 2014	2015	(Restated for discontinued operations) 2014
Net Sales from continuing operations:
USA	$15.96	$14.76	$49.12	$40.47
Other foreign	3.73	4.55	10.57	11.43
Europe (UK)	2.81	3.27	11.88	9.79
Mexico	1.06	0.85	2.81	2.62
China	13.00	9.96	40.18	33.28
Corporate	0.32	0.35	1.55	1.52
Less intersegment sales	(11.99)	(10.20)	(36.94)	(31.00)
Consolidated sales	$24.89	$23.54	$79.17	$68.11
External Sales from continuing operations:
USA	$14.66	$13.00	$45.98	$37.17
Other foreign	3.61	3.79	10.23	10.17
Europe (UK)	2.81	3.27	11.87	9.79
Mexico	0.44	0.38	1.09	1.07
China	3.37	3.10	10.00	9.91
Consolidated external sales	$24.89	$23.54	$79.17	$68.11
Intersegment Sales from continuing operations:
USA	$1.30	$1.76	$3.14	$3.30
Other foreign	0.12	0.76	0.34	1.26
Europe (UK)	—	—	0.01	—
Mexico	0.62	0.47	1.72	1.55
China	9.63	6.86	30.18	23.37
Corporate	0.32	0.35	1.55	1.52
Consolidated intersegment sales	$11.99	$10.20	$36.94	$31.00
Operating Profit (Loss) from continuing operations:
USA	$3.11	$2.65	$10.80	$5.12
Other foreign	0.27	0.15	0.58	0.39
Europe (UK)	0.26	0.27	2.45	0.80
Mexico	0.17	(0.05)	0.08	(0.26)
China	1.16	0.54	3.35	2.80
Corporate	(1.67)	(2.35)	(4.93)	(5.06)
Less intersegment profit	(0.11)	0.07	(0.22)	0.15
Consolidated operating profit	$3.19	$1.28	$12.11	$3.94
Depreciation and Amortization Expense from continuing operations:
USA	$0.04	$0.04	$0.11	$0.13
Other foreign	0.01	0.02	0.03	0.08
Europe (UK)	—	0.01	0.01	0.01
Mexico	0.04	0.01	0.11	0.04
China	0.07	0.05	0.24	0.16
Corporate	0.11	0.15	0.31	0.44
Less intersegment	(0.03)	(0.01)	(0.11)	(0.02)
Consolidated depreciation & amortization expense	$0.24	$0.27	$0.70	$0.84
18

	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, (in millions of dollars)
	2015	(Restated for discontinued operations) 2014	2015	(Restated for discontinued operations) 2014
Interest Expense from continuing operations:
USA (shown in Corporate)	$—	$—	$—	$—
Other foreign	0.03	0.03	0.08	0.05
Europe (UK)	—	—	0.01	0.03
Mexico	—	—	—	—
China	0.03	0.04	0.11	0.03
Corporate	0.12	0.44	0.38	1.41
Less intersegment	—	—	—	—
Consolidated interest expense	$0.18	$0.51	$0.58	$1.52
Income Tax Expense (Benefits) from continuing operations:
USA (shown in Corporate)	$—	$—	$—	$—
Other foreign	0.08	0.17	0.19	0.33
Europe (UK)	0.01	0.06	0.44	0.16
Mexico	—	—	—	(0.06)
China	0.30	0.19	0.78	0.69
Corporate	0.50	(0.16)	2.31	(0.16)
Less intersegment	(0.01)	0.02	(0.04)	0.02
Consolidated income tax expense	$0.88	$0.28	$3.68	$0.98

	October 31, 2015 (in millions of dollars)	January 31, 2015 (in millions of dollars)
Total Assets:*
USA	$48.00	$36.35
Other foreign	18.74	18.00
Europe (UK)	5.86	6.75
Mexico	4.02	4.20
China	32.04	33.04
India	(1.46)	(1.31)
Brazil (discontinued operations)	—	6.34
Corporate	40.34	70.33
Less intersegment	(56.02)	(80.49)
Consolidated assets	$91.52	$93.21
Total Assets Less Intersegment:*
USA	$38.67	$30.14
Other foreign	11.01	10.32
Europe (UK)	5.85	6.75
Mexico	4.02	4.13
China	16.14	17.03
India	0.32	0.44
Brazil (discontinued operations)	—	6.33
Corporate	15.51	18.07
Consolidated assets	$91.52	$93.21
Property and Equipment:
USA	$2.23	$2.30
Other foreign	1.68	1.77
Europe (UK)	0.06	0.07
Mexico	2.14	2.17
China	2.52	2.70
India	0.03	0.05
Corporate	1.05	1.20
Less intersegment	(0.10)	(0.12)
Consolidated property and equipment	$9.61	$10.14
Capital Expenditures:
USA	$0.06	$0.05
Other foreign	0.06	0.05
Europe (UK)	—	0.03
Mexico	—	0.03
China	0.13	0.31
India	—	0.02
Corporate	0.47	0.39
Consolidated capital expenditures	$0.72	$0.88
Goodwill:
USA	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87

* Negative assets reflect intersegment accounts eliminated in consolidation

10. Income Taxes

Income Tax Audits/Change in Accounting Estimate

The Company is subject to US federal income tax, as well as income tax in multiple US state and local jurisdictions and a number of foreign jurisdictions. The Company has received a final “No Change Letter” from the IRS for FY07 dated August 20, 2009. The Company has received notice from the IRS on March 21, 2011, that it will shortly commence an audit for the FY09 tax return. There have been no further communications from the IRS since. The Company has not had any recent US corporate income tax returns examined by the IRS. Returns for the years since 2011 are subject to audit.

Chinese tax authorities have performed limited reviews on all Chinese subsidiaries as of tax years 2008, 2009, 2010, 2011, 2012, 2013 and 2014 with no significant issues noted. We believe our tax positions are reasonably stated as of October 31, 2015. On May 20, 2015, Weifang Lakeland Safety Products Co., Ltd., one of our Chinese operations, was visited by the local tax authority as a routine check with no significant issues noted. On October 3, 2015, Weifang Meiyang Lakeland Safety Products Co., Ltd, another one of our Chinese operations, received notice from the local tax authority that it will be conducting an income tax inspection for the years of 2013 and 2014 beginning October 2015. Our management estimates that this inspection will last one to two months, however management believes there is no material risk in our China tax position.

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

It is our practice and intention to reinvest the earnings of our non-US subsidiaries in their operations, except in Canada and the UK and our Weifang subsidiary in China as discussed below.  As of October 31, 2015, the Company had not made a provision for US or additional foreign withholding taxes on approximately $21.4 million of the excess of the amount earnings for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration ($21.6 million at January 31, 2015). Generally, such amounts become subject to US taxation upon remittance of dividends and under certain other circumstances. If theses earnings were repatriated to the US, the deferred tax liability associated with these temporary differences would be approximately $3.0 million at October 31, 2015.

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

Change in Accounting Estimate/Valuation Allowance

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. The valuation allowance was $2.9 million at October 31, 2015 and January 31, 2015.

Income Tax Expense

Income tax expenses consist of federal, state and foreign income taxes. Income tax expenses of continuing operations were $0.9 million for the three months ended October 31, 2015, from $0.3 million for the three months ended October 31, 2014. Income tax expenses of continuing operations were $3.7 million for the nine months ended October 31, 2015, as compared to income tax expense of $1.0 million for the nine months ended October 31, 2014.

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

We have two types of derivatives to manage the risk of foreign currency fluctuations as noted below:

We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contract derivatives, not designated as hedging instruments, are generally settled quarterly. Gain and loss on those forward contracts are included in current earnings. There were no outstanding forward contracts at October 31, 2015 or 2014.

We enter cash flow hedge contracts with financial institutions to manage our currency exposure on future cash payments denominated in foreign currencies. The effective portion of gain or loss on a cash flow hedge is reported as a component of accumulated other comprehensive income. The notional amount of these contracts was $2.0 million and $2.3 million at October 31, 2015 and 2014, respectively. The corresponding loss recorded in the consolidated statements of other comprehensive income is $0.2 million for the nine months ended October 31, 2015 and for the nine months ended October 31, 2014 the corresponding income recorded in the consolidated statements of other comprehensive income is $0.1 million.

12. Goodwill

There was no impairment of goodwill during Q1, Q2 and Q3 fiscal year 2016.

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

Settlement Agreement – Arbitration Debt

On June 18, 2015, Lakeland and its then wholly-owned subsidiary Lakeland Brazil (together with Lakeland, the “Brazil Co”), entered into an Amendment (the “Amendment”) to a Settlement Agreement, dated as of September 11, 2012 (the “Settlement Agreement”), with two former officers (the “former officers”) of Lakeland Brazil. As part of the original Settlement Agreement, the parties resolved all alleged outstanding claims against the Brazil Co arising from an arbitration proceeding in Brazil involving Brazil Co and the former officers of Brazil Co for an aggregate amount of approximately US $8.5 million payable by Brazil Co to the former officers over a period of six (6) years. As of the June 18, 2015 settlement date, there was a balance of US $3.750 million (the “Outstanding Amount”) owed under the Settlement Agreement, which Outstanding Amount was to be paid by the Company in quarterly installments of US $250,000 through December 31, 2018.

Pursuant to the Amendment, the former officers agreed to fully and finally settle the Outstanding Amount owed by the Company for an aggregate lump-sum payment of US $3.413 million, resulting in a gain of US $224,000 after allowing for imputed interest on the original Settlement Agreement. Within five days of receipt of such payment, the former officers provided to Lakeland Brazil the documents needed to have their lien securing payment of the Outstanding Amount removed on certain real estate owned by Lakeland Brazil and such lien was removed. The Amendment also contains a general release of claims by the former officers in favor of the Company and its past or present officers, directors, and other affiliates. The Company’s senior lender, Alostar Bank of Commerce, has consented to the transactions contemplated by the Amendment.

Shares Transfer Agreement

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

In order to help enable Lakeland Brazil to have sufficient funds to continue to operate for a period of at least two years following the Closing Date, the Company provided funding to Lakeland Brazil in the aggregate amount of US $1,130,000, in cash, in the form of a capital raise, and has agreed to provide an additional R$320,000 (approximately US $95,000) (the “Additional Amount”), in the form of a capital raise, to be utilized by Lakeland Brazil to pay off the Brazilian Liabilities and other potential contingent liabilities. Pursuant to the Shares Transfer Agreement, the Company paid R$992,000 (approximately US $320,000) of the Additional Amount, in cash, on July 1, 2015 and issued a non-interest bearing promissory note for the balance (R$582,000) (approximately US $188,000) on the Closing Date which was paid to Lakeland Brazil in two (2) installments of (i) R$288,300 (approximately US $82,000) which was paid on August 1, 2015, and (ii) R$294,500 (approximately US $84,000) on September 1, 2015. In addition, on or before either the twelve (12) month anniversary or the twenty-four (24) month anniversary of the Closing Date, the Company agreed to pay US $150,000 and US $100,000, respectively, to Lakeland Brazil; provided, however, that the Company shall not be required to make any of the aforementioned payments if, as of the date any of such payments are to be made, Lakeland Brazil and/or any of its affiliates files for bankruptcy, files for court protected restructuring or abandons the business of Lakeland Brazil in Brazil, or in the event that the certain Business Consulting Agreement Renew 2015, dated May 1, 2015, between Lakeland Brazil and Multiplica Soluções Empresariais Ltda., a Brazilian company (“Multiplica”), is no longer in force and operational The Shares Transfer Agreement also provides that the Company shall fully fund any amounts owed by Lakeland Brazil in connection with certain existing labor claims by Lana dos Santos, as previously disclosed, and, in addition, all amounts potentially owed for future labor claims up to an aggregate amount of $375,000 (the “Cap”) and 60% of such amounts in excess of the Cap until the earlier of (i) the date all labor claims against Lakeland Brazil deriving from events which occurred prior to the Closing Date are settled, (ii) by mutual agreement of the Company and Lakeland Brazil or (iii) on the two (2) year anniversary of the Closing Date. All funding provided by the Company pursuant to the Shares Transfer Agreement is to be deposited into a joint bank account opened by Lakeland Brazil and Multiplica which requires the signature of legal representatives of both Lakeland Brazil and Multiplica to make any payment and/or withdraw funds.

The Company believes that these amounts contributed to its now former subsidiary Lakeland Brazil will be more than offset by a benefit for USA taxes of approximately US $9.5 million net of a US $2.9 million valuation allowance generated by a worthless stock deduction for Brazil that the Company claimed on its corporate tax returns. Although the Company’s tax advisors believe that the worthless stock deduction is valid, there can be no assurance that the IRS will not challenge it and, if challenged, that the Company will prevail.

The closing of this agreement was subject to Brazilian government approval of the shares transfer, which was received in October 2015 (The “Final Closing Date”).

Even after the Final Closing Date for transactions contemplated by the Shares Transfer Agreement, Parent may be exposed to certain liabilities arising in connection with the prior operations of Lakeland Brazil, including, without limitation, from lawsuits pending in the labor courts in Brazil and VAT taxes, as more fully described in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2015. The Company understands that under the laws of Brazil, a concept of fraudulent bankruptcy exists, which may hold a parent company liable for the liabilities of its Brazilian subsidiary in the event some level of fraud or misconduct is shown during the period that the parent company owned the subsidiary. While the Company believes that there has been no such fraud or misconduct relating to the proposed transfer of stock of Lakeland Brazil and the transactions contemplated by the Shares Transfer Agreement, as evidenced by the Company’s funding support for continuing operations of Lakeland Brazil, there can be no assurance that the courts of Brazil will not make such a finding nonetheless. The risk of exposure to the Company continues to diminish as the Transferee continues to operate Lakeland Brazil, as the risk of a finding of fraudulent bankruptcy lessens and pre-sale liabilities are paid off. Should the Transferee operate Lakeland Brazil for a period of two years, the Company believes the risk of a finding of fraudulent bankruptcy is eliminated.

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

The following tables summarize the results of the Brazil business included in the statements of operations for the three and nine-months ended October 31, 2015 and 2014, and balance sheets as of October 31, 2015 and January 31, 2015 as discontinued operations.

Balance Sheet

	(000's)	(000's)
	October 31, 2015	January 31, 2015
Assets of discontinued operations:
Cash	$—	$53
Accounts receivable	—	888
Inventory	—	3,216
Other current assets	—	634
Property/Equipment held for sale	—	1,544
Total assets of discontinued operations	$—	$6,335
Liabilities of discontinued operations:
Accounts payable	$—	$651
Accrued compensation and benefits	—	1,739
Other accrued expenses	—	1,163
Short term borrowings	—	688
Other liabilities	—	2,333
Total liabilities of discontinued operations	$—	$6,574

Statement of Operations

	(000’s)		(000’s)
	Three-Months Ended October 31,		Nine-Months Ended October 31,
	2015	2014 *	2015	2014 *
Net sales from discontinuing operations	$—	$1,549	$869	$5,096
Gross profit from discontinuing operations	—	385	164	1,605
Operating expenses from discontinuing operations	—	970	763	2,797
Operating loss from discontinuing operations	—	(585)	(599)	(1,192)
Interest expense from discontinuing operations	—	188	256	508
Other (income) expense from discontinuing operations	—	(28)	398	347
Loss from operation of discontinuing operations (includes a $0.1 million tax benefit from Q1)	—	(745)	(1,253)	(2,047)
Non-cash reclassification of Other Comprehensive Income to Statement of Operations (no impact on stockholder’s equity)	—	—	(1,286)	—
Loss from disposal of discontinued operations	—	—	(515)	—
Loss before taxes for discontinued operations	—	(745)	(3,054)	(2,047)
Income tax benefit from discontinued operations	—	—	(569)	—
Net loss from discontinued operations	$—	$(745)	$(2,485)	$(2,047)

*Restated for discontinued operations

Assets held for sale – Brazil Real Estate

Prior to the closing of the Shares Transfer Agreement, Lakeland Brazil sold its real estate to the Company in full satisfaction of certain intercompany debt. The amounts have been stated at the net historic cost of US $1.1. Any net proceeds in excess of this amount will be applied to additional balances of intercompany accounts due from Lakeland Brazil to the Lakeland US parent. Based on recent appraisals completed in February and March 2015, the Company expects to realize no less than this amount. Due to the state of the Brazilian economy and its effect on the demand for commercial real estate, the Company has decided to reflect this asset as a non-current asset. At the USD value of $1.1 million the asset is valued at the lesser of cost or market.

VAT Tax Issues in Brazil

All liabilities relating to VAT taxes in Brazil have been assumed by the Transferee pursuant to the Shares Transfer Agreement. The Bahia State Tax Department has commenced an audit of VAT taxes for the period from 2011-2014 in October 2015.  Management does not expect to have any significant exposure resulting from this audit. See subsequent event disclosure herein.

Subsequent events in Brazil:

Labor Cases

In November 2015 the Company’s former Brazilian subsidiary (referred to herein as “Qualytextil” or “Lakeland Brazil”) settled the Lana dos Santos labor case for R$1 million or approximately USD 250,000 which approximates the reserves on the books.  Several other smaller cases were settled also.  Management does not anticipate any significant further  charges for Labor issues beyond what has been accrued.

VAT claims

The State of Bahia declared an amnesty beginning November 1, 2015 and expiring December 18, 2015.

The Company has entered into a loan agreement (the “Loan Agreement”) on December 11, 2015 with Qualytextil for the amount of R$ 8,584,012. (approximately USD $2.29 million) for the purpose of providing funds necessary for Qualytextil to settle the two largest outstanding VAT claims with the State of Bahia.

As described under “Shares Transfer Agreement” in this Note 15, the Company may be exposed to certain liabilities arising in connection with the prior operations of Qualytextil, including, without limitation, from lawsuits pending in the labor courts in Brazil and VAT taxes. Settlement of the VAT claims under amnesty would benefit the Company in that it eliminates these large VAT claims, which the Company believes will render the continued viability of Qualytextil immaterial to the Company.  It should also eliminate the possibility of the sale of Qualytextil being found fraudulent on the basis of evading VAT claims and would subsequently eliminate the possibility of future encumbrance of the real estate by the state of Bahia subsequent to VAT claims.

It is expected that Qualytextil will complete the amnesty agreement with the State of Bahia on or before December 18, 2015.

USD $250,000 in continuing business incentives provided by Lakeland to Qualytextil in the Shares Transfer Agreement will be waived by Qualytextil as partial payment of the debt.

Repayment of the loan by Qualytextil to the Company will include the following elements:

R$ 3,395,947 (approximately USD $900,000) in VAT credits will become available to Qualytextil from the State of Bahia to be used against future VAT payments.  Qualytextil has agreed to pay amounts equal to this credit to the Company in accordance with monthly sales volume.

Qualytextil will transfer the rights to a judicial deposit on a  tax  claim to the Company.  There is a judicial deposit of R$ 3,012,326 (approximately USD $800,000), however, Qualytextil will continue to make monthly deposits to the judicial account until the case is ruled upon by the Supreme Court of Brazil or the deposit is fully funded.  Attorneys success fee will be deducted before any disbursements to the Company or Qualytextil.  However, while the lawyer handling this case tells us it is probable Qualytextil will win this case, it may take years to resolve.

Credits of R$ 1,025,739 (Approximately USD $275,000) relating to the above case may be generated if and when the case is resolved. Qualytextil has agreed to pay amounts equal to this credit to the Company in accordance with monthly sales volume.

A minimum quarterly payment of R$ 300,000 (approximately USD $80,000) will be  required commencing October 2016.

The VAT loan agreement will be accounted for by the Company in its fiscal 2016 fourth quarter ending January 31, 2016. The Company has not yet determined the collectability or reserve needed in connection with the loan agreement which will result in an additional charge to the loss on disposal of discontinued operations. Any additional such losses will be available as additional tax loss carryforwards to offset cash taxes payable against future taxable income in the USA.

16. Subsequent Event

On December 1, 2015, Lakeland Industries, Inc.’s China subsidiary, WF, and CRCCB completed an agreement to obtain a line of credit for financing in the amount of up to RMB 6,000,000 (approximately USD $957,500). WF intends to draw down most of the loan amount, if not all, within a relatively short period of time. The effective per annum interest rate of 5.52 will be paid monthly. The maturity date of this financing is November 18, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements.

Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the industrial and public protective clothing market. Our products are sold by our in-house customer service group, our regional sales managers and independent sales representatives to a network of over 1,000 North American safety and mill supply distributors. These distributors in turn supply end user industrial customers, such as integrated oil, chemical/petrochemical, utilities, automobile, steel, glass, construction, smelting, munition plants, janitorial, pharmaceutical, mortuaries and high technology electronics manufacturers, as well as scientific and medical laboratories. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. International sales are to a mixture of end users directly and in industrial distributors depending on the particular country market. Sales are made to more than 40 foreign countries but are primarily in China, European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Argentina, Colombia, Ecuador and Southeast Asia.

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States of America and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. Our net sales from continuing operations attributable to customers outside the United States of America were $33.2 million and $30.9 million for the nine months ended October 31, 2015 and 2014, respectively.

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

Income Taxes and Valuation Allowances. We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of preparing our condensed consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carryforwards and tax credits, are recorded as deferred tax assets or liabilities on our balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be realized from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event we determine that we may not be able to realize all or part of our deferred tax asset in the future, or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to net income in the period of such determination.

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

Loss Contingencies. Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Significant Balance Sheet Fluctuation October 31, 2015, As Compared to January 31, 2015

Cash decreased by $2.4 million as the Company extinguished the debt carried from the arbitration settlement in Brazil. Borrowings under the revolving credit facility increased by $2.7 million due to the debt extinguishment described in the prior sentence and the funds expended towards operations in Brazil as required by the Shares Transfer Agreement with the Transferee, a company owned by an existing Lakeland Brazil manager. Pursuant to the Shares Transfer Agreement and resulting from the increased inventory levels, the Transferee acquired all of the shares of Lakeland Brazil owned by the Company. Inventory of continuing operations net of reserves had an increase of $6.4 million as the Company intentionally built inventory on core styles for anticipated heavy volume and the possibility of delays in the global supply chain in the next quarter of operations. Accounts receivable increased $1.3 million primarily due to sales volume in chemical and disposable sales in the US. Current deferred income taxes increased $1.8 million and noncurrent deferred income tax decreased $3.4 million primarily due to a reclassification between these two accounts and foreign tax credits associated with strong sales in the UK and dividends from China and the UK. Assets of discontinued operations decreased $6.3 million as a result of the transfer of stock of our Brazilian operations. Accounts payable decreased $0.3 million as purchases in China slowed, accrued compensation and benefits had a decrease of $0.3 million due to the normal course of business with respect to the payroll accrual while other accrued expenses had an increase of $0.3 million due to timing of the receipt of invoices for purchases. Due to the transfer of shares of the Company’s subsidiary in Brazil and the payoff in full of the Brazilian arbitration settlement amount, liabilities of discontinued operations decreased $6.0 million and the arbitration settlement liability decreased $2.9 million.

Three Months ended October 31, 2015, As Compared to the Three Months Ended October 31, 2014

Net Sales. Net sales from continuing operations increased to $24.9 million for the three months ended October 31, 2015 compared to $23.5 million for the three months ended October 31, 2014, an increase of 6% through the three months ended October 31, 2014, which included significant sales as a result of the Company’s response to the Ebola crisis. Sales in the USA to external customers increased $1.7 million or 13% due primarily to the strong sales levels in the chemical division related to the Company’s response to the US bird flu. USA sales of disposables decreased by $0.2 million and chemical sales increased $1.6 million. Wovens and fire protection sales combined increased $0.1 million, glove sales decreased $0.1 million and reflective sales increased $0.2 million. Sales in China and to the Asia Pacific Rim were up $0.3 million or 9% due to organic growth and a shift to higher value products. Canada sales experienced a modest decrease of $0.1 million or 5% while UK sales decreased by $0.5 million or 14% due primarily to the significant increase in sales resulting from the Ebola crisis in the three month period ended October 31, 2014. Russia and Kazakhstan sales combined decreased by $0.1 million or 18% and Latin America sales decreased $0.1 million or 2% as their economies experienced negative currency fluctuations. Numbers may not add due to rounding.

Gross Profit. Gross profit from continuing operations increased $1.0 million, or 13%, to $9.2 million for the three months ended October 31, 2015, from $8.2 million for the three months ended October 31, 2014. Gross profit as a percentage of net sales increased to 37% for the three months ended October 31, 2015, from 35% for the three months ended October 31, 2014. Major factors driving the changes in gross margin were:

•	Disposables gross margin increased by 3 percentage points due to variable cost decreases and strong sales volume.
•	Chemical gross margin increased by 13 percentage points due to variable cost decreases and strong sales volume associated with the Company’s response to the bird flu.
•	Wovens gross margin decreased 23 percentage points as a result of product mix and weak sales volume.
•	Fire protection gross margin decreased 3 percentage points as a result of product mix and weak sales.
•	Reflective gross margins decreased 3 percentage points due to product mix.
•

Canada’s gross margin decreased 13% primarily as a result of the devaluation of the Canadian dollar relative to the USD and the high margins associated with sales into the Ebola response in the three months ended October 31, 2014.

•	Argentina’s gross margin increased 6 percentage points due to product mix.
•	Russia’s gross margin increased 10 percentage points due to a shift in product mix to the higher margin chemical line.

Operating Expense. Operating expenses of continuing operations decreased from $6.9 million for the three months ended October 31, 2014 to $6.1 million for the three months ended October 31, 2015. Operating expenses as a percentage of net sales were 24% for the three months ended October 31, 2015 down from 29% for the three months ended October 31, 2014. The main factors attributable to the decrease in operating expenses are a $0.9 million decrease in equity compensation due to the change in the performance level of the 2012 Restricted Stock program from zero to maximum in the three months ended October 31, 2014 and a $0.3 million decrease in currency fluctuation expense as the Argentinian peso stabilized. Freight out increased $0.3 million with the increased sales volume and research and development increased $0.1 million with new product development activity. The five percentage point decrease in operating expenses as a percentage of sales is also a function of the increase in sales volume and the fact that operating expenses are primarily fixed in nature, other than freight out and sales commissions.

Operating Profit. Operating profit from continuing operations increased to a profit of $3.2 million for the three months ended October 31, 2015, from $1.3 million for the three months ended October 31, 2014, mainly as a result of strong sales volume and significantly improved gross profit margins. Operating margins were 13% for the three months ended October 31, 2015, compared to 5% for the three months ended October 31, 2014.

Interest Expense. Interest expense from continuing operations decreased $0.3 million to $0.2 million for the three months ended October 31, 2015, from $0.5 million for the three months ended October 31, 2014, as a result of the payoff of the Company’s subordinated debt and a reduction in the interest rate of the senior debt from 6.25% to 4.25% per annum on March 31, 2015.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expenses from continuing operations were $0.9 million for the three months ended October 31, 2015, as compared to an income tax expense of $0.3 million for the three months ended October 31, 2014.

Net Income.  Net income from continuing operations increased $3.9 million to $2.1 million for the three months ended October 31, 2015 from a loss of $1.8 million for the three months ended October 31, 2014. The net income for the three months ended October 31, 2015 resulted from strong sales volume in the USA from the Company’s response to the bird flu crisis and from overall improvements in operations.

Nine Months ended October 31, 2015, As Compared to the Nine Months Ended October 31, 2014

Net Sales. Net sales from continuing operations increased to $79.2 million for the nine months ended October 31, 2015 compared to $68.1 million for the nine months ended October 31, 2014, an increase of 16%. Sales to external customers in the USA increased $8.8 million or 24% due primarily to the strong sales levels in the disposables and chemical divisions related to the Company’s response to the Ebola and bird flu crises. USA sales of disposables increased by $3.3 million and chemical sales increased $6.0 million. Wovens and fire protection sales combined decreased $0.4 million, glove sales decreased $0.2 million and reflective sales increased $0.5 million with the introduction of a new arc rainwear product line. Sales in China and to the Asia Pacific Rim increased $0.1 million or 0.1% as their economy continues to experience a slowdown. Canada sales increased by $0.3 million or 8% while UK sales increased by $2.1 million or 21% mostly due to the Company’s Ebola sales. Russia and Kazakhstan sales combined decreased by $0.3 million or 24% as the economy experienced negative currency fluctuations and Latin America sales remained level. Numbers may not add due to rounding.

Gross Profit. Gross profit from continuing operations increased $8.2 million, or 37%, to $30.3 million for the nine months ended October 31, 2015, from $22.2 million for the nine months ended October 31, 2014. Gross profit as a percentage of net sales increased to 38% for the nine months ended October 31, 2015, from 33% for the nine months ended October 31, 2014. Major factors driving the changes in gross margins were:

•	Disposables gross margin increased by 6 percentage points due to variable cost decreases and strong sales volume, including the response to the Ebola crisis.
•	Chemical gross margin increased by 21 percentage points due to variable cost decreases and strong sales volume associated with the Company’s response to the Ebola and bird flu crises.
•	Wovens gross margin dropped 13 percentage points as a result of product mix and weak sales.
•	Fire protection gross margin decreased 6 percentage points due to of product mix and weak sales.
•	Reflective gross margins increased 10 percentage points due to strong sales volume and as costs normalized after the Company closed the USA facility in the first quarter of FY15 and production was moved to our lower cost Mexico facility.
•	UK gross margins increased 7 percentage points as a result of strong sales associated with the Ebola crisis response, product mix and modest price increases for major customers.
•	Chile’s gross margin decreased 17 percentage points primarily as a result of sales of reserve inventory.
•	Argentina’s gross margin increased 7 percentage points due to product mix.

Operating Expense. Operating expenses of continuing operations remained level at $18.2 million for the nine months ended October 31, 2015 and 2014. Operating expenses as a percentage of net sales were 23% for the nine months ended October 31, 2015 down from 27% for the nine months ended October 31, 2014 which included a $1.1 million charge to equity compensation due to the change in the performance level of the 2012 Restricted Stock program. The four percentage point decrease in operating expenses as a percentage of sales is primarily a function of the increase in sales volume and the fact that operating expenses are generally fixed in nature, other than freight out and sales commission

Operating Profit. Operating profit from continuing operations increased to a profit of $12.1 million for the nine months ended October 31, 2015, from $3.9 million for the nine months ended October 31, 2014, mainly as a result of strong sales volume and significantly improved gross profit margins. Operating margins were 15% for the nine months ended October 31, 2015, compared to 6% for the nine months ended October 31, 2014.

Interest Expense. Interest expenses from continuing operations decreased $0.9 million to $0.6 million for the nine months ended October 31, 2015, from $1.5 million for the nine months ended October 31, 2014, as a result of the payoff of the Company’s subordinated debt, temporary reduction of senior debt from the proceeds of the Company’s October 2014 equity financing and the reduction in the interest rate of the senior debt from 6.25% to 4.25% on March 31, 2015.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expenses from continuing operations were $3.7 million for the nine months ended October 31, 2015, as compared to an income tax expense of $1.0 million for the nine months ended October 31, 2014. USA income tax expense was impacted by a $0.4 million non-cash charge for income tax expense resulting from a dividend declared and paid by the Company’s Chinese subsidiary, offset by a $0.5 million reduction in non-cash tax charges resulting from vesting shares of the 2012 Restricted Stock Plan. The non-cash charges in the USA were a result of utilizing the tax loss carryover generated by the worthless stock deduction resulting from the Brazil operations

Net Income.  Net income from continuing operations increased $8.7 million to $7.9 million for the nine months ended October 31, 2015 from a loss of $0.8 million for the nine month ended October 31, 2014. The net income for the nine months ended October 31, 2015 resulted from strong sales volume in the USA and the UK from the Company’s response to the Ebola and bird flu crises and from overall improvements in operations.

Liquidity and Capital Resources

Cash Flows. As of October 31, 2015, we had cash and cash equivalents of approximately $4.3 million and working capital of $48.6 million. Cash and cash equivalents decreased $2.4 million as the Company paid the arbitration settlement in full for $3.8 million and built up its inventory levels increasing working capital $9.1 million from January 31, 2015. International cash management is affected by local requirements and movements of cash across borders can be slowed down significantly.

Net cash used in operating activities of $3.8 million for the nine-months ended October 31, 2015 was primarily due to an increase to inventories of $6.6 million as the Company intentionally built inventory on core styles for anticipated heavy volume and the possibility in delays in the global supply chain in the next quarter of operations, the payment in full of the arbitration settlement of $3.8 million and a $1.5 million increase in accounts receivables resulting from strong sales volume related to the Company’s response to the bird flu epidemic. These activities were offset by a reduction of $1.6 million to deferred income taxes, an increase to equity compensation of $0.5 million and $0.5 million accrual for accrued cost to dispose of Lakeland Brazil. Net cash provided by financing activities was $1.7 million in the nine-months ended October 31, 2015, due to net borrowings under the credit agreement and net cash used in the ownership interests transfer of Brazil offset by $0.7 million in net shares returned to pay employee taxes under the restricted stock program.

We currently have one senior credit facility: $15 million revolving credit facility which commenced June 28, 2013, of which we had $8.4 million of borrowings outstanding as of October 31, 2015, expiring on June 30, 2017, at a current per annum rate of 4.25%. Maximum availability in excess of amount outstanding at October 31, 2015 was $6.6 million. Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to earnings before interest, taxes, depreciation and amortization and others relating to fixed charge coverage ratio and limits on capital expenditures and investments in foreign subsidiaries. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders, including AloStar Bank of Commerce, our senior lender, and Development Bank of Canada (“BDC”), have a security interest in substantially all of our US and Canadian assets and pledges of 65% of the equity of the Company’s foreign subsidiaries, outside of Canada which is 100%. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business. We believe that our current availability under our Credit Facility, coupled with our anticipated operating cash and cash management strategy, is sufficient to cover our liquidity needs for the next 12 months.

Since the equity raise and repayment of subordinated debt in October 2014, and decrease in our senior lending rate in March 2015, the interest expense has decreased.

Capital Expenditures. Our capital expenditures in the nine months ending October 31, 2015 was $0.7 million and principally relates to additions to equipment in China and manufacturing equipment, computer system and leasehold improvements in the USA. We anticipate FY16 capital expenditures to be approximately $1.0 million. There are no further specific plans for material capital expenditures in the fiscal year 2016.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of October 31, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2015 based on the remediation of the material weaknesses discussed below.

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

Their report was rendered March 29, 2014. The conclusion of the report was that the design of the activity/process controls did not meet the minimum requirements needed for information security controls. In addition, the report indicated that the controls resulted in high exposure in the areas of purchasing, accounting closing, sales, financial, production, payroll, and logistics. Since the material weakness was identified prior to January 31, 2014, action was taken by management such that it did not result in a misstatement for the year. Extensive internal control work was performed in FY15, including travel by the CFO and VP Finance to Brazil on a quarterly basis for financial review, and the hiring of a financial and operational consultant Multiplica who watched over the operations and cash flow and provided funding, and management is confident the financial reporting was correct at July 31, 2015 after the effect of recording the prior period adjustments. Due to challenges that still existed in Brazil, management concluded that the material weakness in internal controls was not fully remediated in Q1FY16. However, on July 31, 2015, the Company completed a conditional closing of the transfer of stock of its wholly-owned Brazilian subsidiary Lakeland Brazil, to the Transferee, a company owned by an existing Lakeland Brazil manager. This sale was pursuant to a Shares Transfer Agreement entered into on June 19, 2015. The transactions contemplated by the Shares Transfer Agreement, which shall be deemed to have been consummated as of July 31, 2015, were subject to acceptance of the shares transfer on the Commercial Registry by the Brazilian authorities, which was received in October 2015. Management now concludes that the material weakness in internal controls was fully remediated in Q2FY16 with the transfer of ownership interests.

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

Due to the prior period adjustments related to Brazil and the resulting material weakness in that country in FY15, management believes there remained an entity level control failure in Q1FY16. Management believes all other related issues in this area have been remediated and that with the transfer of stock of Brazil this material weakness has been fully resolved as of July 31, 2015, the date of sale.

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2016, the CFO of the Company retired and the Company’s Board of Directors appointed its current Sr. VP Finance to the position of Acting CFO. As of November, 2015, the Acting CFO was appointed by the Board of Directors as the CFO . The former CFO of Lakeland is under contract to consult with the Company for a twelve month period of time. The Company also hired a new Controller for its UK subsidiary. These changes are not expected to materially affect the Company’s internal control over financial reporting and there have been no other changes that occurred during Lakeland's third quarter of fiscal 2016 which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are not applicable

Item 6.    Exhibits:

Exhibits:

10.1	Employment Agreement, dated August 26, 2015, between Lakeland Industries, Inc. and Charles D. Roberson (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc. Form 8-K filed August 31, 2015).

10.2	Loan Agreement, dated September 21, 2015, between Weifang Lakeland Safety Products Inc., Ltd. and Chinese Rural Credit Cooperative Bank (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed September 25, 2015).

10.3	Summary of Exhibit 10.2 in English (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc. Form 8-K filed September 25, 2015).

10.4	Loan Agreement, dated October 10, 2015, between Weifang Lakeland Safety Products Inc., Ltd. and Bank of China Anqui Branch (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed October 15, 2015).

10.5	Summary of Exhibit 10.4 in English (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc. Form 8-K filed October 15, 2015).

10.6	Employment Agreement, dated November 10, 2015, between Lakeland Industries, Inc. and Teri W. Hunt (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed November 12, 2015).

10.7	Loan Agreement, dated December 1, 2015, between Weifang Lakeland Safety Products Co., Ltd, and Chinese Rural Credit Cooperative Bank (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed December 7, 2015).

10.8	Summary of Exhibit 10.2 in English (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc. Form 8-K filed December 7, 2015).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definitions Document

101.DEF	XBRL Taxonomy Extension Labels Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentations Document

_________________SIGNATURES_________________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.
(Registrant)

/s/ Christopher J. Ryan
Date: December 15, 2015	Christopher J. Ryan,
Chief Executive Officer, President and Secretary
(Principal Executive Officer and Authorized Signatory)

Date: December 15, 2015	/s/Teri W. Hunt
Teri W. Hunt,
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)

