Form 10-K
period 2016-01-31
LAKELAND INDUSTRIES INC
filed 2016-04-21
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________

Commission File Number: 0-15535

LAKELAND INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3115216
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3555 Veterans Memorial Highway, Suite C, Ronkonkoma, NY	11779
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act)

Yes ☐ No ☒

As of July 31, 2015, the aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant was $69,848,519 based on the closing price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2016
Common Stock, $0.01 par value per share	7,254,162 Shares

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

PART I

Lakeland Industries, Inc. (the “Company” or “Lakeland,” “we,” “our,” or “us”) was incorporated in the State of Delaware in 1986. Our executive office is located at 3555 Veterans Memorial Hwy, Suite C, Ronkonkoma, New York 11779, and our telephone number is (631) 981-9700. Our website is located at www.lakeland.com. Information contained on our website is not part of this report.

ITEM 1. BUSINESS

Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the industrial and public protective clothing market. Our products are sold by our in-house customer service group, our regional sales managers and independent sales representatives to a network of over 1,200 North American safety and mill supply distributors. These distributors in turn supply end user industrial customers, such as integrated oil, chemical/petrochemical, utilities, automobile, steel, glass, construction, smelting, munition plants, janitorial, pharmaceutical, mortuaries and high technology electronics manufacturers, as well as scientific and medical laboratories. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, sales are to a mixture of end users directly and to industrial distributors depending on the particular country market. Sales are made to more than 40 foreign countries but are primarily in China, European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Colombia, Mexico, Ecuador and Southeast Asia. In FY16 we had net sales of $99.6 million and $93.4 million in FY15. For purposes of this Form 10-K, FY refers to a fiscal year ended January 31; for example, FY16 refers to the fiscal year ended January 31, 2016.

FY16 was a year of significant involvement by Lakeland in combatting both the Ebola epidemic in Africa and the major outbreak of the avian virus (bird flu) in the US. The Company continued to ship chemical protective clothing on the large Ebola-related contract with an EEC member through April 2015.  We were able to win this contract due to our ability to rapidly scale up production and tripling our capacity in a matter of a few weeks. This ability was a direct result of our controlling our own production facilities rather than relying exclusively on contractors.

The bird flu struck poultry farms in the upper Midwest of the US hard in May 2015.  Due to the Company’s rapid increases to manufacturing capacity for its response to the Ebola crisis, we were able to win major contracts for similar garments as we could commit to large quantity orders the same day we were called by customers. Not only did the Company win these large contracts, but we believe our ability to respond immediately and decisively made a significant impression on these customers, as evidenced by the increases in orders from many of these same customers during the balance of the fiscal year vs. the previous year. We feel both of these large scale viral emergencies materially enhanced Lakeland’s reputation and image within the industry, which should continue to benefit the Company going forward.  Meanwhile smaller emergencies, such as oil and chemical spills from train derailments, occur regularly and are considered part of our baseline business. No company can predict when very large scale events like Ebola and the bird flu outbreaks will occur, but historically the Company has found that the large events tend to occur every two to three years.  In Q4 FY16 demand for the Company’s products softened worldwide reflecting macroeconomic conditions. Industrial production declined in the US due to the strength of the dollar and job losses in the Energy sector, the continuing decline of the growth rate in China and the European growth rate hovering near zero.  However, the Company expects, but there can be no assurance, demand for its products to increase in the US in the next two years as federal money appropriated for infectious disease preparedness in the 2015 Omnibus Appropriations Bill is allocated to the states and put out to bid in the marketplace. In addition, management believes, but there can be no assurance, that the Company will resume its growth trajectory as it continues to implement its strategy of adding sales people world-wide and takes advantage of its ability to compete in the industry by quickly scaling up production to meet event-driven opportunities.

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

On July 31, 2015, Lakeland and its then Brazilian subsidiary (“Lakeland Brazil”), completed a conditional closing of a Shares Transfer Agreement with Zap Comércio de Brindes Corporativos Ltda, a company owned by an existing Lakeland Brazil manager, entered into on June 19, 2015. Pursuant to the Shares Transfer Agreement, the Transferee has acquired all of the shares of Lakeland Brazil owned by the Company (see Note 15).

Our major product categories and their applications are described below:

•	Limited Use/Disposable Protective Clothing. We manufacture a complete line of limited use/disposable protective garments offered in coveralls, lab coats, shirts, pants, hoods, aprons, sleeves, smocks and shoe covers. These garments are made from several nonwoven fabrics, such as our trademarked Micromax®, Micromax NS, HBF®, SafeGard®, Pyrolon XT®, Pyrolon Plus 2®, Zonegard® and ChemMax® 1 and 2. These garments provide protection from low-risk contaminants or irritants such as chemicals, pesticides, fertilizers, paint, grease and dust and from limited exposure to hazardous waste and toxic chemicals, including acids, asbestos, lead and hydro-carbons (or PCBs) that pose health risks after exposure for long periods of time. Additional applications include protection from viruses and bacteria, such as AIDS, streptococcus, SARS, Ebola, bird and swine flu and hepatitis at international hospitals, clinics and emergency rescue sites and use in clean room environments to prevent human contamination in the manufacturing processes.

•	High-End Chemical Protective Suits. We manufacture heavy duty chemical suits made from our Pyrolon® CRFR and ChemMax® 3, 4 and Interceptor product lines. These suits are worn by individuals on hazardous material teams to provide protection from powerful, highly concentrated, hazardous and potentially lethal chemical and biological toxins, such as toxic wastes at Super Fund sites, toxic chemical spills, biological discharges, chemical or biological warfare agents (such as sarin gas, anthrax or ricin), and hazardous chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities. These suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. We believe Homeland Security measures and government funding of personal protective equipment for first responders to terrorist threats or attack could result in increased demand for our high-end chemical suits, and we believe a reasonable demand for these suits will continue in the future as annual state and local bioterrorism grants are spent. Our suits have been tested and certified to most major international standards to include National Fire Protection Association (NFPA), ASTM International (ASTM), European Conformity (CE) and International Standards Organization (ISO) certifications. As a result of these certifications, our Pyrolon CRFR, ChemMAX and Interceptor suits are well positioned to be specified by other countries around the world with similar concerns regarding terrorist threats and/or chemical or biological events.

•	Firefighting, FR PPE (Flame Resistant Personal Protective Equipment) and Heat Protective Apparel. We manufacture both domestically and internationally an extensive line of FR PPE to include firefighting and heat protective apparel for use by firefighters, first responders and other individuals that require FR Protective Clothing or work in extreme heat environments. Our firefighting and PPE apparel is sold to domestic and international municipalities and industrial firefighting teams. Our Structural, Aluminized Proximity and Heat Protective fire suits are manufactured from fibers such as Nomex®, a fire and heat resistant material, and Kevlar®, a cut and heat resistant, high-strength, lightweight, flexible and durable fiber produced by DuPont and woven by Tencate, Springs and other fabric manufacturers. The Aluminized Heat Protective Apparel is used for maintenance of extreme high temperature equipment such as coke ovens, kilns, glass furnaces, refinery installations and smelting plants, while our Aluminized Proximity gear is used by military and airport crash and rescue teams.

•	Reusable Woven Garments. We manufacture a full line of reusable and washable woven garments that complement our firefighting and heat protective apparel offerings and provide alternatives to our limited use/disposable protective clothing lines. Product lines include electrostatic dissipative apparel used in the pharmaceutical and automotive industries for control of static electricity in the manufacturing process, clean room apparel to prevent human contamination in the manufacturing processes, flame resistant Nomex® and fire resistant (FR) cotton coveralls used in chemical and petroleum plants and for Wildland firefighting, and Extrication suits for emergency responders.

•	High Visibility Clothing. We manufacture a line of high visibility clothing. This line includes flame retardant, arc flash resistant, and static dissipative reflective garments for the Electric and Gas Utility industry, Oil/Gas exploration, production, and Petrochemical refining industries, Emergency/Fire Services, and various heavy manufacturing and Transportation industries.

•	Glove and Sleeves. We manufacture gloves and arm guards from Kevlar® and Spectra® cut resistant fibers made by DuPont, Honeywell and similar yarns made by other manufacturers, as well as engineered composite yarns and our Microgard antimicrobial yarns for food service markets. These gloves are used primarily in the automotive, glass, metal fabrication and food service industries to protect the wearer’s hands and arms from lacerations and heat without sacrificing manual dexterity or comfort.

We maintain manufacturing facilities in Alabama, Mexico, Brazil (through July 31, 2015), India, Argentina and China. We also have relationships with sewing subcontractors in Mexico, Argentina, and China which we can utilize for unexpected sales surges. Our international facilities allow us to take advantage of favorable labor and component costs, thereby increasing our profit margins on products manufactured in these facilities. These facilities also allow us to sell in those domestic markets, thereby avoiding high import tariffs in countries like Argentina, India and China. The Company discontinued operations in its India glove manufacturing facility in FY12 but maintains a small sales and manufacturing facility in Delhi, India and may continue to experiment with manufacturing costs at this facility. As more fully described in Note 15, on July 31, 2015, the Company transferred shares of its Brazilian subsidiary to an officer of that company and no longer maintains operations in that country.

Industry Overview

The industrial work clothing market includes our limited use/disposable protective or safety clothing, our high-end chemical protective suits, our firefighting and heat protective apparel, gloves and our reusable woven garments.

The industrial protective safety clothing market in the United States has evolved over the past 46 years as a result of governmental regulations and requirements and commercial product development. In 1970, Congress enacted the Occupational Safety and Health Act, or OSHA, which requires employers to supply protective clothing in certain work environments. Certain states have also enacted worker safety laws that further supplement OSHA standards and requirements.

The advent of OSHA coincided with the development of light disposable fabrics, such as SMS (a three layered nonwoven) and Polypropylene which, for the first time, allowed for the economical production of lightweight, disposable protective clothing. The attraction of disposable garments grew in the late 1970s as a result of increases in labor and material costs of producing cloth garments and the promulgation of federal, state and local safety regulations. Also, in order to comply with World Trade Organization (“WTO”) entry requirements, foreign countries are beginning to adopt and imitate OSHA regulations, American National Standards Institute (“ANSI”) and Committee European de Normalization (“CE”) standards. Thus, these developing international markets are growing much more rapidly than the US markets.

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

Globally, standards for lower levels of protection are also changing rapidly. In 1996, the European Committee for Standardization (“CEN”) adopted a group of standards that collectively comprised the only standards available for chemical protective clothing for general industry. Because these standards established performance requirements for a wide range of chemical protective clothing, these standards have been adopted by many countries and multinational corporations outside of the European Union (“EU”) as minimum requirements. This is especially true in the Asian and Pacific markets where compliance with occupational health and safety standards is being driven by WTO membership. In addition to CE, ASTM International and the National Fire Protection Association (“NFPA”) are increasing the numbers of “Memorandums of Understanding” (“MOUs”) they have in place with foreign countries as they vie for relevance on the international stage. Developing nations that want WTO membership must establish worker safety laws as the USA did in 1970 with its OSHA laws. This trend is driving demand for our products internationally, particularly in fast Gross Domestic Product (“GDP”) growth countries, such as China, Chile, Australia and India.

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

The international standards environment remains volatile.  Canada has adopted its own version of ISO 16602 and EN/ISO 13982 for disposable and chemical protective clothing, CEN is currently in the process of revising its suite of standards and a number of countries continue efforts to bring their own national standards into harmony with International Standards Organization (“ISO”) standards.  While standards harmonization is laudable, it is failing to make the standards landscape easier to navigate globally.  Harmonization of standards and test methods does not necessarily translate into harmonization of certification and therein lays the problem.  Europe with its PPE Directive, along with NFPA and ASTM Standards, have clearly defined processes for independent, third-party certification.  Unfortunately, ISO Standards have no equivalent to the European PPE Directive and do not contain certification process requirements within the standards themselves as NFPA and ASTM Standards do. Unfortunately, countries seeking to comply with GATT provisions against “Technical Barriers to Trade” that select ISO Standards as their national standards have no guidance as to the certification process itself.  Many of the countries are unwilling to accept certifications or test data from laboratories or notifying bodies that do not have operations within the boundaries of their own countries. As a result, more and more countries are developing their own certification protocols requiring use of domestic test houses and labs.  The result of this movement is that while standards are being harmonized, the industry is not realizing the benefits of this harmonization in terms of testing and certification, cost reduction, or simplicity in labeling.  While the WTO and ISO have been successful in removing national standards as technical barriers to trade, the national certification requirements have replaced standards as an equally formidable barrier to trade.  We believe that Lakeland’s global footprint provides us with a sustainable advantage in selling Personal Protective Equipment (“PPE”) within this increasingly complex global market.

Business Strategy

Key elements of our strategy include:

•	Increase International Sales Opportunities. In the past, we aggressively increased our penetration of the international markets for our product lines. Starting in FY07 and through FY08, we opened sales offices in Beijing, Shanghai, Chongqing, Guangzhou and Weifang, China; Santiago, Chile and Buenos Aires, Argentina and in FY11, we opened sales offices in Russia, India and Kazakhstan. The Company acquired Qualytextil, a Brazilian manufacturer, in FY09, with the intent of penetrating this market but due to extreme challenges transferred the shares of this subsidiary to an officer of that company on July 31, 2015 and no long maintain operations in Brazil. While the challenges in Brazil resulted in our decision to exit Brazil, we continue to believe in this strategy of aggressively penetrating international markets. Aiding our focus is the fact that many countries have adopted legislation similar to the 1970 US OSHA in order to facilitate their entry into the WTO which has, as a requisite for entry, worker safety laws (like OSHA), social security, environmental and tax laws similar to that of the USA and Europe. These new worker safety laws have driven the demand for our products in these rapidly growing economies.

•	Improve Marketing in Existing Markets. We believe significant growth opportunities are available to us through the better positioning, marketing and enhanced cross-selling of our reusable woven protective clothing, glove and arm guards, reflective clothing, high-end chemical suit product lines and our limited use/disposable lines as a bundled offering. This allows our customers one-stop shopping using combined freight shipments.

•	Continued Emphasis on Customer Service. We continue to offer a high level of customer service to distinguish our products and to create customer loyalty. We offer well-trained and experienced sales and support personnel, on-time delivery and accommodation of custom and rush orders. We also seek to advertise our Lakeland branded trade names and trademarks.

•	Introduce New Products; Focus on Energy Sector. We continued our history of product development and innovation by introducing new proprietary products across all our product lines. Our innovations have included Micromax® disposable protective clothing line, our ChemMax® line of chemical protective clothing, several patented glove designs, superior quality innovative products protecting against electrical hazards, and industry-leading fire suit designs. We own 13 patents on fabrics and production machinery, with two foreign applications in process, and continue to work on developing fabrics that could potentially lead us into new markets and channels. In North America, our growth strategy is to focus on key target sectors where we have advantages, and to increase our involvement at the end user level by adding sales personnel and enhancing our marketing and product training tools to make it easier for the sales teams of our distributors to be successful promoting our products. Though the Energy sector has been down and exploration and field development have mostly ground to a halt, low oil prices are giving refineries the opportunity to go off line after several years of high prices and running at full capacity and perform long-deferred maintenance - our primary sector target. The Company continues to experience demand growth in the utility industry- both electric and gas- for our Reflective clothing division. The reflective division is already a steadily growing area for Lakeland, as we add new static dissipative and arc flash protection garments, and OSHA enforces broader requirements for their use, we expect to see continued growth. The recent investment in a stronger sales team in Mexico is beginning to pay off with sales growth as the impact of low oil prices on the gas industry is offset by strong growth in manufacturing, particularly noticeable in the number of new automobile factories locating in that country. We believe that as this growth continues and as and when oil prices recover, Mexico will become a very important region for the Company, building on our competitive advantage of local manufacturing. We have recently integrated the US, Canadian, and Mexican sales teams into one coordinated unit. With this strategic recognition the three countries have become one market with the same inter-related industries and companies throughout and our sales teams are sharing opportunities with each other. We have experienced situations in which we could not break through with a company in one country, but the team in another country was able to get in and make a conversion to our products. Then, after successful use of our products in that one country, the doors open to us in the other. We continue to pursue conversions to our products from DuPont product end users, based on our overall performance and prices. We believe the inevitable disruptions to DuPont surrounding its proposed mega merger with Dow Chemical, followed by planned spin offs over the next several years, gives us additional openings for which we are gearing up to take advantage. Our marketing is being significantly upgraded in terms of resources applied, more and better collateral materials, and increasingly effective use of social media. An example of this is an on-going Fire Division campaign driven by Lakeland sponsorships of several top-ranked participants in the “Combat Challenge” (an international skills and fitness competition) that netted significant numbers of followers, who as a result expressed interest in our gear. Similar campaigns are being planned for other product lines, including to support the adoption of an exclusive new proprietary technology that we believe may have a significant impact on how end users select chemical suits and suppliers.

•	Decrease Manufacturing Expenses by Moving Production to International Facilities. We continued to identify opportunities to take advantage of our low cost production capabilities in China and Mexico. Beginning in 1995, we successfully moved the labor-intensive sewing operation for our limited use/disposable protective clothing lines to facilities in Mexico and China. Beginning January 1, 2005, pursuant to the United States World Trade Organization Treaty with China and the 1995 North American Free Trade Agreement (“NAFTA”), the reduction in quota requirements and tariffs imposed by the US and Canada on textile goods, such as our reusable woven garments, have made it more cost effective to move production for some of these product lines to our assembly facilities in China and Mexico. Additionally,

•	We continue to press our raw material and component suppliers for price reductions and better payment terms.
•	We are sourcing more raw materials and components from our China based operations as opposed to sourcing from Europe and North America.
•	We are re-engineering many products to reduce the amount of raw materials used and reduce the direct labor required.

•	In FY13, we relocated the operations in our facility in Missouri and moved the production into our Alabama facility and to our newly expanded facility in Mexico. This move resulted in a significant net overhead reduction in FY14.
•	During FY14, the Company's plant in Qingdao China was closed and sold. All production operations were relocated from this plant to other Lakeland facilities.
•	During Q1 FY15, the Company’s Reflective facility in Pennsylvania was vacated with production moved to Mexico, and warehousing consolidated into the Alabama facility. Significant fixed and variable costs reductions have resulted.

Our Competitive Strengths

Our competitive strengths include:

•	Industry Reputation. We devote significant resources to creating customer loyalty and brand integrity by accommodating custom and rush orders and focusing on on-time delivery. Additionally, our ISO 9001 and 9002 certified facilities manufacture high-quality products. As a result of these factors, we believe that we have an excellent reputation in the industry.

•	International Manufacturing Capabilities. We have operated our own manufacturing facilities in Mexico since 1995 and in China since 1996. Our facilities in China in FY16 totaled 162,286 sq. ft. of manufacturing, warehousing and administrative space, and our facility in Mexico totaled 74,000 sq. ft. of manufacturing, warehousing and administrative space. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the US and permits us to purchase certain raw materials at a lower cost than are available domestically.

•	International Sales Offices. We have sales offices around the world to service various major markets, including offices in Toronto, Canada; Hull, UK; Beijing, Weifang, Chongqing and Shanghai, China; Australia; Southeast Asia; Santiago, Chile; Buenos Aires, Argentina; Jerez, Mexico; Moscow, Russia; and Ust-Kamenogorsk, Kazakhstan.

•	Comprehensive Inventory. We have a large product offering with numerous specifications, such as size, styles and pockets, and maintain a large inventory of each in order to satisfy customer orders in a timely manner. Many of our customers traditionally make purchases of industrial protective gear with expectations of immediate delivery. We believe our ability to provide timely service for these customers enhances our reputation in the industry and positions us strongly for repeat business, particularly in our limited use/disposable protective clothing lines.

•	Manufacturing Flexibility. By locating labor-intensive manufacturing processes, such as sewing, in Mexico and China, and by utilizing sewing subcontractors, we have the ability to increase production without substantial additional capital expenditures. Our manufacturing systems allow us flexibility for unexpected production surges and alternative capacity in the event any of our independent contractors become unavailable.

Products

The following table summarizes our principal product lines, the raw materials used to manufacture them, their applications and end markets:

Product Line	Raw Material	Protection Against	End Market
Limited use/disposable protective clothing	• Laminates of Polyethylene, Spunlaced Polyester, SMS, Polypropylene, and Company Micromax®, Micromax NS, Micromax M3P and HBF, ChemMax® 1, ChemMax® 2, Pyrolon®, and numerous other non-woven fabrics

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

We warehouse and sell our limited use/disposable garments primarily at our Alabama and China manufacturing facilities and secondarily from warehouses in Hull, United Kingdom; Toronto, Canada; Buenos Aires, Argentina; Santiago, Chile; Moscow, Russia; Ust-Kamenogorsk, Kazakhstan; and Las Vegas, Nevada. The Pennsylvania plant was closed in FY15 and all production was moved to Mexico, and the sales and administrative functions were moved to Alabama. The fabric is cut and sewn into required patterns at our two Chinese and one Mexican plant and shipped to all our sales points around the world. Our assembly facilities in China and Mexico cut, sew and package the finished garments and return them primarily to our Alabama plant, normally within 1 to 10 weeks, for immediate shipment to our North American customers.

In FY16 and FY15, there was no independent sewing contractor that accounts for more than 10% of our production of the limited use disposable garments or any of our other divisions. We believe that we can obtain adequate alternative production capacity in a normal situation should any of our independent contractors become unavailable.

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

We manufacture fire suits at our facilities in China, Mexico and Alabama. Our fire suits range in price from about $800 for standard fire department turnout gear to $2,000 for custom gear. Our Lakeland Fire® brand of firefighting apparel continues to benefit from ongoing research and development investment, as we seek to address the ergonomic needs of stressful occupations.

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

Fabrics available, including solid and mesh fluorescent, polyester, both standard and FR treated, Modacrylic materials, which meet ASTM 1560 Test method for standard 70 Electric Arc Protection, are part of our offering. We introduced a breathable Modacrylic fabric and believe this fabric should have strong appeal in states where very hot weather affects utility workers working outside during spring and summer (heat prostration).

In FY14, we released a new series of High Vis Polyurethane FR/ARC rated rainwear. This ARC rated rainwear is light in weight, soft, flexible and provides a breathable, cooler garment. This product is intended for the Gas and Electrical Utility markets. The Lakeland ARC TECH FR/PU garment exceeds all of the required ASTM ARC and Flash fire ratings for the large Electric and Gas Utility market.

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

We have also added a new test lab in Decatur, Alabama. This lab was completed in FY16 and will be the primary facility to pre-test all NFPA certified garments. This lab includes an industrial washer and dryer, home washer and dryer, shower tester, Martindale abrasion tester, Crestron microscope, flame cabinet, and convection oven. This lab will ensure that garments submitted to Underwriter’s Laboratories (“UL”) for certification are assured to pass certification, thus reducing overall certification costs.

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

We seek to maximize the efficiency of our established distribution network through direct promotion of our products at the end user level. We advertise primarily through trade publications, and our promotional activities include sales brochures, emails and our website. We exhibit at both regional and national trade shows, such as the National Safety Congress, the American Industrial Hygiene Association (AIHA), the American Society of Safety Engineers (ASSE), the CIOSH, the COS+H and the A+A show in Dusseldorf, Germany.

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

Lakeland has salespeople in 18 countries outside of the US and product sales in more than 40 countries. Internationally, our sustainable market advantages continue to be our knowledge of global standards, the diversity of our product offering and the fact that we manufacture our own products. This provides our customers with high level product selection, quality, delivery and customer service. There are no customers who accounted for 10% of sales or more in FY16 and in FY15.

Suppliers and Materials

Our largest supplier was Precision Fabric Group from whom we purchased 9.5% and 7.8% of our total purchases in FY16 and FY15. We do not have long-term, formal trademark use agreements with any other suppliers of nonwoven fabric raw materials used by us in the production of our limited use/disposable protective clothing product lines. Materials, such as polypropylene, polyethylene, polyvinyl chloride, spunlaced polyester, melt blown polypropylene and their derivatives and laminates, are available from 30 or more major mills. FR fabrics are also available from a number of both domestic and international mills. The accessories used in the production of our disposable garments, such as thread, boxes, snaps and elastics, are obtained from unaffiliated suppliers. We have not experienced difficulty in obtaining our requirements for these commodity component items.

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

Competition

Our business is highly competitive due to large competitors who have monopolistic positions in the fabrics that are standards in the industry in disposable and high-end chemical suits. We believe that the barriers to entry in the reusable garments and gloves industries are relatively low. We face competition in some of our other product markets from large established companies that have greater financial, research and development, sales and technical resources. Where larger competitors, such as DuPont, Kimberly Clark, Ansell Edmont and Honeywell offer products that are directly competitive with our products, particularly as part of an established line of products, there can be no assurance that we can successfully compete for sales and customers. Larger competitors outside of our Disposable and Chemical Suit Lines also may be able to benefit from economies of scale and technological innovation and may introduce new products that compete with our products.

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

Patents and Trademarks

We own 19 patents and have three patents in the application and approval process with the US Patent and Trademark Office. We own 22 Trademarks and have six Trademarks in the application and approval process. Intellectual property rights that apply to our various products include patents, trade secrets, trademarks and, to a lesser extent, copyrights. We maintain an active program to protect our technology by ensuring respect for our intellectual property rights.

Employees

As of January 31, 2016, we had 1,211 full-time employees, 1,090, or 91%, of who were employed in our international facilities, and 121, or 9%, of who were employed in our domestic facilities. An aggregate of 1,100 of international employees are members of unions in their respective countries. We are not currently a party to any collective bargaining agreements or any other contracts with these unions. We believe our employee relations to be excellent.

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

Executive Officers of the Registrant

The following is a list of the names and ages of all of our executive officers indicating all positions and offices they hold with us as of April 21, 2016.

Name	Age	Position
Christopher J. Ryan	64	Chief Executive Officer, President, Secretary and Director
Teri W. Hunt	54	Chief Financial Officer
Stephen M. Bachelder	65	Chief Operating Officer
Charles D. Roberson	53	Senior Vice President International Sales

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

Teri W. Hunt has served as our Chief Financial Officer since November 10, 2015 after serving as the Acting Chief Financial Officer of the Company since July 17, 2015. Ms. Hunt has also served as the Company’s Vice President of Finance since November 2010, before which time she served as Corporate Controller from November 2007 to November 2010.  Prior to joining Lakeland Ms. Hunt served in multiple operational and financial management positions including Corporate Controller for a privately held yarn manufacturer, TNS Mills.

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

Item 1A. Risk Factors

RISK FACTORS

You should carefully consider the following risks before investing in our common stock. These are not the only risks that we may face. If any of the events referred to below actually occur, our business, financial condition, liquidity and results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should also refer to the other information in this Form 10-K and in the documents we incorporate by reference into this Form 10-K, including our consolidated financial statements and the related notes.

While as a smaller reporting company disclosure of risk factors is not required, the Company is voluntarily including such disclosures.

Risks Related to Our Business and Industry and Other Matters

Covenants in our credit facilities may restrict our financial and operating flexibility.

As a result of the refinancing on June 28, 2013 and as amended on March 31, 2015 and June 3, 2015, we currently have a $15 million revolving credit facility, expiring June 2017. Our new credit facility requires, and any future credit facilities may also require, among others that we comply with specified financial covenants relating to fixed charge coverage, minimum consolidated earnings before interest, taxes, depreciation and amortization, and maximum capital expenditures. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business, including a limitation on annual investments and advances we can make to foreign subsidiaries. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our current credit facilities, and it is likely that our future lenders will have security interests in our assets. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business.

We may be exposed to continuing and other liabilities arising from our discontinued Brazilian operations.

On July 31, 2015, we completed the sale of our Brazilian subsidiary (“Lakeland Brazil”) to a current officer of that company pursuant to the Shares Transfer Agreement. As part of the sale, in order to enable Lakeland Brazil to have sufficient funds to continue to operate for a period of at least two years following the closing date, we paid an aggregate of US $717,000, in cash, to Lakeland Brazil in the form of a capital raise, and agreed to fund an additional R$1,574,000(approximated $508,000), in cash, in form of a capital raise, all of which has been paid.

In addition, we may continue to be exposed to certain liabilities arising in connection with the prior operations of Lakeland Brazil, including, without limitation, from lawsuits pending in the labor courts in Brazil in which plaintiffs were seeking, as at July 31, 2015, a total of nearly US $8,000,000 in damages from our then Brazilian subsidiary. We believe many of these labor court claims are without merit and the amount of damages being sought is significantly higher than any damages which may have been incurred. Pursuant to the shares purchase agreement, we are required to fully fund amounts owed by Lakeland Brazil in connection with the then existing labor claims by Lana dos Santos and to pay amounts potentially owed for future labor claims up to an aggregate amount of $375,000 plus 60% of the excess of such amount until the earlier of (i) the date all labor claims against Lakeland Brazil deriving from events prior to the sale are settled, (ii) by our mutual agreement with Lakeland Brazil or (iii) on the two (2) year anniversary of closing of the sale. As of January 31, 2016, the Lana dos Santos claim was settled for $272,000 and $79,000 was paid in respect of other labor claims. With respect to continuing claims, $278,000 is being sought, of which management estimates the aggregate liability will be less than that amount.

We may also be exposed to VAT tax liabilities. On December 11, 2015, we entered into a Loan Agreement for VAT Payment with Lakeland Brazil pursuant to which we agree to provide Lakeland Brazil an amount of up to R$ 8,584,012 (approximately US $2.29 million) to settle Lakeland Brazil’s two largest outstanding VAT claims with the State of Bahia. The State of Bahia declared an amnesty beginning November 1, 2015 and expiring December 18, 2015 and we believe that settlement of the VAT claims under amnesty would benefit us in that it would eliminate these large VAT claims, which could render the continued viability of Lakeland Brazil immaterial to us. Such settlement may also eliminate the possibility of our sale of Lakeland Brazil being found fraudulent on the basis of evading VAT claims as well as eliminate the possibility of future encumbrance of our real estate by the State of Bahia subsequent to VAT claims. Lakeland Brazil completed the amnesty agreement with the State of Bahia on December 18, 2015.

We claimed a worthless stock deduction in connection with our exit from Brazil which has generated a tax benefit of approximately US $9.5 million. While along with our tax advisors we believe that this deduction is valid, there can be no assurance that the IRS will not challenge it and, if challenged, there is no assurance that the Company will prevail.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2016. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO). Based upon an evaluation performed, our management concluded that our disclosure controls and procedures were effective as of January 31, 2016 based on the remediation of the material weakness discussed in Item 9AControls and Procedures.

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

Because we have incurred losses for the fiscal years ended January 31, 2013 and 2014 and for the fourth quarter ended January 31, 2016, there can be no assurance we will not incur losses in the future.

We have incurred losses in prior years, including net losses of $26.3 million for FY13 and $0.1 million for FY14. Such losses in FY13 and FY14 resulted mainly from losses sustained by us in Brazil, including for FY13 (a) the write-down in Brazil of goodwill and other intangibles, (b) a $7.9 million charge from our arbitration settlement in Brazil, and (c) the termination of our supply agreement with DuPont de Nemours. As a result of the losses we suffered from our Brazilian operations, in July 2015, we transferred all of our ownership of those operations to an officer of that company. Although we were profitable in FY15 and the first three quarters of FY16, we suffered a loss of $1.5 million in the fourth quarter of FY16 due to soft sales demand in the Energy sector, strengthening of the USD globally and overall slow economic conditions. As a result there can be no assurances that profitability will continue in the future.

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

We are also exposed to foreign currency exchange rate risks as a result of our sales to customers in foreign countries in the amount of $43.1 million in FY16. Our sales in these countries are usually denominated in the local currency. If the value of the US dollar increases relative to these local currencies, and we are unable to raise our prices proportionally, then our profit margins could decrease because of the exchange rate change.

We are exposed to changes in foreign currency exchange rates as a result of our purchases and sales in other countries. To manage the volatility relating to foreign currency exchange rates, we seek to limit, to the extent possible, our non-US dollar denominated purchases and sales.

In connection with our operations in China, we purchase a significant amount of products from outside of the United States. However, our purchases in China are primarily made in the Chinese RenminBi. (“RMB”), the value of which had been largely pegged to the US dollar for the last decade. However, the Chinese RMB has been decoupled from the US dollar and allowed to float by the Chinese government and, therefore, we have been exposed to additional foreign exchange rate risk on our Chinese raw material and component purchases.

Our primary risk from foreign currency exchange rate changes is presently related to non-US dollar denominated sales in Canada and Europe and, to a smaller extent, in other South American countries. Our sales to customers in Canada are denominated in Canadian dollars, in Europe in Euros and British pounds and in China in RMB. If the value of the US dollar increases relative to the Canadian dollar, the Pound or the Euro, then our net sales could decrease as our products would be more expensive to these international customers because of changes in rate of exchange. Our sales from China are denominated in the Chinese RMB, US dollar and Euros. We manage the foreign currency risk through the use of rolling 90-day forward contracts against the Canadian dollar and Euros and through longer term cash flow hedges in China against the Euro. We do not hedge other currencies at this time. In the event that non-US dollar denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results.

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

Our performance is substantially dependent on the continued services and performance of our senior management and certain other key personnel, including Christopher J. Ryan, our Chief Executive Officer, President and Secretary, Teri Hunt, our Chief Financial Officer, and Stephen Bachelder, our Chief Operating Officer. The loss of services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations. In addition, any future expansion of our business will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing, customer service and manufacturing personnel, and our inability to do so could have a material adverse effect on our business, financial condition and results of operations.

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

We derived approximately 43.3% of our net sales from customers located in foreign countries in FY16. We intend to seek to increase the amount of foreign sales we make in the future. The additional risks of foreign sales include:

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

As of January 31, 2016, our directors and executive officers beneficially owned or could vote approximately 8.06% of the outstanding shares of our common stock. As a result of their ownership of common stock and their positions in our Company, our directors and executive officers are able to exert significant influence on our Company and on matters submitted to a vote by our stockholders. In particular, as of January 31, 2016, Christopher J. Ryan, our chief executive officer, president and secretary and a director, beneficially owned or votes approximately 5.9% of our common stock. The ownership interests of our directors and executive officers, including Mr. Ryan, could have the effect of delaying or preventing a change of control of our Company that may be favored by our stockholders generally.

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

The market price of our common stock could be subject to significant fluctuations in response to quarter-to-quarter variations in our operating results, announcements of new products or services by us or our competitors and other events or factors. For example, a shortfall in net sales or net income, or an increase in losses, from levels expected by securities analysts or investors, could have an immediate and significant adverse effect on the market price of our common stock. Volume fluctuations that have particularly affected the market prices of many micro and small capitalization companies have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

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

Address	Annual Rent	Lease Expiration	Principal Activity

Lakeland Industries, Inc. • 202 Pride Lane; and • 3420 Valley Avenue; and • 201 Pride Lane SW Decatur, AL 35603	Owned	N/A	Administration Manufacturing Warehouse Sales

Porto Rico Street, Lots 16/17/18 Granjas Rurais, Salvador	Owned	N/A	Land and building held for sale

Lakeland Protective Real Estate 59 Bury Court Brantford, ON N3S 0A9 - Canada	Owned	N/A	Sales Warehouse

Industrias Lakeland S.A. de C.V. Carretera a Santa Rita, Calle Tomas Urbina #1 Jerez de Garcia, Salinas, Zacatecas, Mexico	Owned	N/A	Administration Manufacturing Warehouse Sales

Industrias Lakeland S.A. de C.V. Carretera a Santa Rita, Calle Tomas Urbina #1 Jerez de Garcia, Salinas, Zacatecas, Mexico	Owned	N/A	Land Only

Weifang Lakeland Safety Products Co., Ltd. Plant #1 No. 61 South Huaan Road, AnQui City, Shandong Province, PRC 262100	Owned(1)	N/A	Administration Manufacturing Warehouse Sales

Address	Annual Rent	Lease Expiration	Principal Activity

Lakeland Industries, Inc. (Headquarters) 3555 Veterans Memorial Highway, Suite C Ronkonkoma, NY 11779	$49,350	5/31/2018	Administration Sales

Lakeland Industries, Inc. 3428 Valley Avenue Decatur, AL 35603	$21,000	Month to month	Warehouse

Lakeland Industries, Inc. 1701 4th Avenue SE Decatur, AL 35603	$24,000	Month to month	Warehouse

Lakeland Industries, Inc. 7101 North Loope East Houston, Texas 77028	$63,000	2/10/2019	Warehouse

Lakeland Argentina, SRL Cuba 4870 San Martin Provincia de Buenos Aires, Argentina	$110,500	11/30/2018	Administration Manufacturing* Warehouse Sales

Lakeland Industries Chile Limitado Roman Spech 3283, Comunica Quinta Normal, Santago, Chile	$61,000	1/31/2017	Administration Warehouse Sales

Lakeland (Beijing) Safety Products Co., Ltd. Unit 503, Building B, Sinolight Plaza No. 4 Wangjing Qiyang Road, Chaoyang District Beijing 100102 PRC	$42,100	5/31/2017	Sales

Lakeland (Beijing) Safety Products Co., Ltd. Unit 502, Building B, Sinolight Plaza No. 4 Wangjing Qiyang Road, Chaoyang District Beijing 100102 PRC	$20,000	5/30/2017	Sales

Lakeland (Beijing) Safety Products Co., Ltd. Unit 1104, Number 570 Shengxia Road Zhangjing Science and Technology Park District Shanghai City, PRC	$34,000	08/31/2017	Sales

Lakeland (Beijing) Safety Products Co., Ltd. No. 1779 Chenqiaocun South, Liuzao Town Pudong District, Shanghai, PRC	$18,000	11/30/2016	Warehouse

Weifang Meiyang Protective Products Co., Ltd. Xiao Shi Village, AnQui City Shandong Province, PRC 262100	$13,000	12/31/2016	Manufacturing Warehouse

Weifang Meiyang Protective Products Co., Ltd. Xiao Shi Village, AnQui City Shandong Province, PRC 262100	$13,000	10/07/2017	Cutting Shop Warehouse

Address	Annual Rent	Lease Expiration	Principal Activity

Weifang Lakeland Safety Products Co., Ltd Nanyuan Road, Anqui City Shandong Province, PRC 262100	$16,500	11/30/2016	Warehouse

Lakeland Glove and Safety Apparel Private, Ltd. Plots 50, Noida Special Economic Zone New Delhi, India	$1,900	11/13/2028	Warehouse Sales

Lakeland Glove and Safety Apparel Private, Ltd. Plots 81, Noida Special Economic Zone New Delhi, India	$3,500	02/01/2024	Warehouse Sales

Lakeland Glove and Safety Apparel Private, Ltd. Plot B-42, Sector 2 Noida, District-Gautam Budh Nagar, India	$15,500	8/31/2016	Sales

Art Prom, LLC Varashilova Street 5/1, Ust-Kamnogorsk, Kazakhstan, 070002	$1,100	9/1/2016	Manufacturing* Warehouse Sales

RussIndProtection, Ltd. 201, vlad. 4B, str.1, 38km, MKAD Moscow, Russia 117574	$10,500	12/31/2016	Warehouse Sales

Lakeland Industries Europe Ltd. Unit 9/10 Park 2, Main Road New Port, East Yorkshire HU15 2RP United Kingdom	Approximately $120,000 (varies with exchange rates)	March 2023 (with 8-year review period from 4/2011	Warehouse Sales

(1) We own the buildings in which we conduct the majority of our manufacturing operations in China and lease the land underlying the buildings from the Chinese government. We have 31 years remaining under the leases with respect to the AnQui City facilities.

* A small amount of manufacturing is done locally, but most sales are made in other Lakeland facilities.

Our facilities in Alabama, Mexico, China, Argentina and Brazil contain equipment used for the design, development, manufacture and sale of our products. Our operations in Canada, United Kingdom, Chile, Hong Kong, Russia, India and Kazakhstan are primarily sales and warehousing operations receiving goods for resale from our manufacturing facilities around the world. We had $2.20 million and $2.30 million of net property and equipment located in the US; $2.37 million and $2.70 million in China; $2.11 million and $2.17 million in Mexico as of January 31, 2016 and 2015, respectively.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to litigation arising in the ordinary course of our business. We are not currently a party to any litigation or other legal proceedings that we believe could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows. See Notes 9 and 15 related to legal matters in respect of our former subsidiary in Brazil and its relation to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.       MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the Nasdaq Global Market under the symbol “LAKE.” The following table sets forth for the periods indicated the high and low closing sales prices for our common stock as reported by the Nasdaq National Market.

	Price Range of Common Stock
	High	Low
Fiscal 2016
First Quarter	$10.43	$7.83
Second Quarter	12.74	8.81
Third Quarter	15.34	8.66
Fourth Quarter	14.96	10.86

Fiscal 2015
First Quarter	$7.27	$6.25
Second Quarter	7.90	6.15
Third Quarter	29.00	5.52
Fourth Quarter	13.78	8.50

Holders-

Holders of our Common Stock, approximately 48 of record, are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders. No cumulative voting with respect to the election of directors is permitted by our Articles of Incorporation. The Common Stock is not entitled to preemptive rights and is not subject to conversion or redemption. Upon our liquidation, dissolution or winding-up, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding stock that may be issued in the future having prior rights on such distributions and payment of other claims of creditors. Each share of Common Stock outstanding as of the date of this Annual Report is validly issued, fully paid and nonassessable.

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

ITEM 6. Selected Financial Data

The following selected consolidated financial data as of and for our FY16, FY15, FY14, FY13 and FY12 has been derived from our audited consolidated financial statements. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K.

While as a smaller reporting company disclosure of Selected Financial Data is not required, the Company is voluntarily including such disclosures.

	Summary of Operations
	Year Ended January 31,
	(in thousands, except share and per share data)
	2016	2015*	2014*	2013*	2012*
Income Statement Data:
Net sales from continuing operations	99,646	$93,419	$84,173	$78,260	$80,625
Operating profit (loss) from continuing operations	11,812	6,691	4,053	579	2,227
Arbitration judgment in Brazil	—	—	—	(7,874)	—
Income (loss) from continuing operations before income taxes	10,907	2,898	2,679	(8,538)	1,728
Income tax expense (benefit)	3,117	(8,188)	(2,851)	4,127	145
Net income (loss) from continuing operations	7,790	11,086	5,530	(12,665)	1,583
Net income (loss) on discontinued operations net of tax	(3,936)	(2,687)	(5,650)	(13,624)	(1,960)

Earnings (loss) per share from continuing operations - basic	$1.09	$1.78	$0.97	$(2.39)	$0.30

Earnings (loss) per share from continuing operations – diluted	$1.07	$1.75	$0.96	$(2.39)	$0.30
Weighted average common shares outstanding
Basic	7,171,965	6,214,303	5,689,230	5,290,332	5,224,552
Diluted	7,254,340	6,325,525	5,771,226	5,290,332	5,356,114
Balance Sheet Data:
Current assets	$69,655	$68,635	$65,481	$60,605	$70,441
Total assets	88,260	93,208	80,483	80,051	99,138
Current liabilities	19,958	26,222	26,835	27,761	9,312
Long-term liabilities	786	3,730	9,171	8,801	19,061
Stockholders’ equity	67,516	63,256	44,477	43,489	70,765

* Restated for discontinued operations

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

Overview

In FY16, operating profit increased in the US before corporate expenses from $7.27 million in FY15 to $11.38 million in FY16 and increased in China from $4.12 million in FY15 to $4.69 million in FY16. This is largely due to the improvements in sales of Lakeland branded products and Ebola related sales in the chemical and disposables divisions and the bird flu. Consolidated operating income for continuing operations was $11.8 in FY16 compared to $7.0 million in FY15 and management believes the challenges related to the former subsidiary in Brazil have been terminated with the successful transfer of shares of this subsidiary in FY16 as discussed in detail in Note 15.

The PPE market continues to grow worldwide as developing countries increasingly adopt the protection standards of North America and Europe, and standards in the more developed countries become more stringent and cover more types of workers. Management believes Lakeland is uniquely positioned to take advantage of these trends with its presence in many major and high growth potential markets worldwide. However, Management also understands that significant investment in these markets is required for the Company to realize its goals for growth in revenue and income as our many markets continue to evolve and attract more competition.

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

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. Our net sales, from continuing operations, attributable to customers outside the United States were $43.1 million and $43.3 million in FY16 and FY15, respectively.

We anticipate R&D expenses to be $300,000 in FY17 compared to $165,000 in FY16, as some of our R&D will involve equipment purchases, as well as material costs. We are gradually increasing our R&D efforts as business performance permits.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and disclosure of contingent assets and liabilities. We base estimates on our past experience and on various other assumptions that we believe to be reasonable under the circumstances, and we periodically evaluate these estimates.

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

Foreign Currency Risks. The functional currency for the United Kingdom is the Euro; the trading company in China, the RMB; the Canadian Real Estate, the Canadian dollar; and the Russian operation, the Russian Ruble and Kazakhstan Tenge. All other operations have the US dollar as its functional currency.

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

Significant Balance Sheet Fluctuation January 31, 2016, as Compared to January 31, 2015

Balance Sheet Accounts. Borrowings under the revolving credit facility increased by $3.8 million primarily due to a loan made to our former Brazilian subsidiary to allow it to make the VAT payment for Brazil discussed in detail in Note 9 and inventory net of reserves increased $3.7 million, concentrated in the USA and China, as management built a strategic stockpile for quick delivery anywhere in the world during periods of high demand and particularly as compared to FY15 yearend inventory which was severely depleted by the Company’s response to the Ebola Crisis in the 4th quarter of that year. In Q4FY16 the Company started receiving customer inquiries for prepared sovereign country stockpiles for future Pandemics. Assets of discontinued operations decreased $6.3 million, liabilities of discontinued operations decreased $6.3 million, current maturity of the arbitration settlement decreased $1.0 million and accrued arbitration award in Brazil decreased $2.9 million with the transfer of shares of Brazil discussed in detail in Note 15. Assets held for sale increased $1.1 million as the building and land in Brazil were transferred to corporate after the transfer of shares discussed in Note 15. Accounts payables decreased $3.5 million and accounts receivables decreased $1.8 million as sales orders related to the Ebola and bird flu crises were completed.

Year Ended January 31, 2016, Compared to the Year Ended January 31, 2015

Results of Operations

The following table sets forth our historical results of continuing operations for the years and three-months ended January 31, 2016 and 2015, as a percentage of our net sales from operations.

	For the Year		For the Three Months
	Ended January 31, Audited		Ended January 31, Unaudited
	2016	2015*	2016	2015*
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.5%	66.1%	70.6%	62.3%
Gross profit	36.5%	33.9%	29.4%	37.7%
Operating expenses	24.6%	26.5%	30.8%	25.7%
Operating profit (loss)	11.9%	7.5%	(1.5)%	11.9%
Other income, net	(0.1)%	(2.5)%	(0.1)%	(0.1)%
Interest expense	(0.8)%	(1.8)%	(1.0)%	(0.7)%
Income (loss) before tax	10.9%	3.1%	(2.6)%	11.2%
Income tax expense (benefit)	3.1%	(8.8)%	(2.2)%	(36.0)%
Net income (loss)	7.8%	11.9%	(0.4)%	47.1%

*As restated for discontinued operations

Net Sales. Net sales of continuing operations increased $6.2 million, or 6.7%, to $99.6 million for the year ended January 31, 2016, from $93.4 million for the year ended January 31, 2015. Sales increases were due in part to an increase in sales of specialty protective suits worn by healthcare workers and others in view of Ebola and the bird flu crises and otherwise overall strengthening of the Company’s operations. External sales in China remained level at $14.1 million while sales in the UK increased by $0.1 million, or 1%, mainly as a result of volume increases associated with the Company’s Ebola crisis response offset by currency devaluations in the year. Russia and Kazakhstan sales combined decreased $0.3 million or 19% as the currencies in these countries was devalued and the economy softened. Latin America sales decreased $0.4 million, or 7.0%, primarily due to currency devaluation and a large sale of products in FY15. US domestic sales of disposables increased by $1.9 million and chemical sales increased by $5.4 million mainly due to sales volume associated with the Company’s Ebola and bird flu crises responses. Fire protection sales decreased $0.5 million, glove sales decreased $0.2 million, wovens sales decreased $0.2 million and reflective sales increased by $0.1 million for an overall external sales gain in the US of $6.5 million, or 12.9%. Numbers may not add due to rounding.

For purposes of the Management’s Discussion, the reference to “Q” shall mean “Quarter.” Thus “Q4” means the fourth quarter of the applicable fiscal year.

Gross Profit. Gross profit for continuing operations increased $4.6 million, or 14.6%, to $36.3 million for the year ended January 31, 2015, from $31.7 million for the year ended January 31, 2015. Gross profit as a percentage of net sales increased to 36.5% for the year ended January 31, 2016, from 33.9% for the year ended January 31, 2015. The major factors driving the changes in gross margins were:

•	US Disposables gross margins increased 2.5 percentage points to 31.2% as compared to last year at 28.6% as a result of the high margins associated with the sales for the Company’s bird flu response, improved operational efficiencies and increased volume.
•	US Reflective gross margins improved 3.7 percentage points to 36.6% as a result of continuing improvements to operations with the closure of the Pennsylvania facility and movement of production to more cost effective facilities in China and Mexico and with a focus on sales of higher margin products.
•	US Chemical margins increased by 15.0 percentage points to 51.8% due to the high margins and volume obtained with the sales associated with the Company’s response to the bird flu.
•	Canada gross margin decreased 5.1 percentage points to 33.5% primarily as a result of negative moves in the currency and sales mix.
•	UK margins increased by 1.1 percentage points to 34.0% resulting from higher volume and sales mix.
•	Chile margins decreased by 10.9 percentage points due to weak volume and as compared to FY15 in which a large, high margin sale of fire products was included.
•	Mexico gross margins improved 6.3 percentage points to 35.5% as management focused in reducing manufacturing expenses and promoting higher margin product sales.
•	Gross margins in China were down as the sales mix was weighted heavily towards inter-company sales and as a result of currency devaluation with gross margins in Beijing down 1 percentage point to 40.5% and gross margins in Hong Kong down 4 percentage points to 32.4%.

Operating Expenses. Operating expenses of continuing operations decreased $0.2 million, or 1.0%, to $24.5 million for the year ended January 31, 2016, from $24.7 million for the year ended January 31, 2015. As a percentage of net sales, operating expenses decreased to 24.6% for the year ended January 31, 2016 from 26.5% for the year ended January 31, 2015. The primary factors comprising the decrease in operating expenses in the year ended January 31, 2016 included a $0.2 million decrease in commissions due to Ebola commissions in FY15, a $0.5 million increase in freight out and customs as a result of higher levels of expedited freight associated with the bird flu sales volume, a $0.1 million decrease in expenses associated with the co-op program, a $0.1 million increase in travel and entertainment expenses, a $0.2 million increase in sales salaries primarily in the USA, a decrease of $0.6 million in equity compensation due to a one-time noncash charge of $1.0 million in FY15 for equity compensation associated with changing the performance level of the restricted stock plan from zero to maximum, a decrease in professional fees of $0.3 million due to additional audit procedures performed and the change in accounting firms in FY15, a $0.7 million increase in payroll administration resulting from administrative hires in the areas of manufacturing operations, planning and IT and $0.3 million decrease in amortization due to the extinguishment of the subordinated debt in FY15.

Operating Profit/(Loss). Operating profit of continuing operations increased by $4.9 million to $11.8 million from $7.0 million for the prior year. Operating profit as a percentage of net sales increased for the year ended January 31, 2016 to 11.9% from 7.5% for the year ended January 31, 2015 primarily as a result of USA sales into the bird flu pandemic and generally strong sales volume and overall improvement in worldwide operations and efficiencies.

Interest Expense. Interest expense decreased by $0.9 million for the year ended January 31, 2016, compared to the year ended January 31, 2015 due to the extinguishment of the subordinated debt in FY14.

Other Income (Expense). Other expenses decreased $2.3 million mainly from charges associated with the early extinguishment of the subordinated debt in FY15.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense from continuing operations increased $11.4 million to a net expense of $3.2 million for the year ended January 31, 2016, from a benefit of $8.2 million for the year ended January 31, 2015 as income taxes in FY16 include a non-cash charge of $0.8 million for the dividend paid by Weifang its Chinese subsidiary in May 2015 and FY15 income taxes included a $9.5 million benefit associated with the Brazil worthless stock deduction discussed further in Note 15.

Net Income (Loss). Net income from continuing operations decreased $3.3 million to $7.8 million for the year ended January 31, 2016, from $11.1 million for the year ended January 31, 2015. The decrease in net income was primarily a result of the income tax benefit associated with the Brazil worthless stock deduction of $9.5 million in FY15 discussed further in Note 15. Net income in FY16 was positively impacted by overall improvements in worldwide operations and strong sales volume.

Fourth Quarter Results

Factors affecting Q4 FY16 results of continuing operations included:

•	Low volume in Q4 FY16 versus an increased sales volume in Q4 FY15 due to the Company’s response to the Ebola Crisis in FY15 in the US and in the UK in the disposables and chemical product lines.
•	We continue to see cost increases in our Chinese manufacturing operations with labor source availability a concern.
•	Experienced volatility in currencies in Russia, Argentina, the UK, Canada and China.
•	Low volume worldwide due to economic factors including an industrial production decline in the US due to the strength of the dollar and job losses in the energy sector, and continuing decline in the growth rate in China and a near zero growth rate in Europe.
•	Gross profit in Q4 FY16 was 29.4% this year vs. 37.7% in Q4 FY15, mainly resulting from Ebola related sales in FY15 and low volume in a soft economy in FY16

Costs Associated with Exit or Disposal Activities and Subsequent Discontinued Operations

On July 31, 2015, (the “Closing Date”), Lakeland and Lake Brasil Industria E Comercio De Roupas E Equipamentos De Protecao Individual LTDA (the Company’s former Brazilian subsidiary and herein after referred to as “Lakeland Brazil”), completed a conditional closing of a Shares Transfer Agreement (the “Shares Transfer Agreement”) with Zap Comércio de Brindes Corporativos Ltda (“Transferee”), a company owned by an existing Lakeland Brazil manager, entered into on June 19, 2015. Pursuant to the Shares Transfer Agreement, the Transferee has acquired all of the shares of Lakeland Brazil owned by the Company.

In order to help enable Lakeland Brazil to have sufficient funds to continue to operate for a period of at least two years following the Closing Date, the Company provided funding to Lakeland Brazil in the aggregate amount of US $717,000, in cash, in the form of a capital raise, and agreed to provide an additional R$1,574,000 (approximately US $508,000) (the “Additional Amount”), in the form of a capital raise, to be utilized by Lakeland Brazil to pay off certain specified liabilities and other potential contingent liabilities. Pursuant to the Shares Transfer Agreement, the Company paid R$992,000 (approximately US $320,000) of the Additional Amount, in cash, on July 1, 2015 and issued a non-interest bearing promissory note for the balance (R$582,000) (approximately US $188,000) on the Closing Date which was paid to Lakeland Brazil in two (2) installments of (i) R$288,300 (approximately US $93,000) which was paid on August 1, 2015, and (ii) R$294,500 (approximately US $95,000) on September 1, 2015. Such amounts were based on the currency rates on the date the Shares Transfer Agreement was signed, June 25, 2015; any differences to the actual amounts are insignificant. The Shares Transfer Agreement also provides that the Company shall fully fund any amounts owed by Lakeland Brazil in connection with certain existing labor claims by Lana dos Santos, as previously disclosed, and, in addition, all amounts potentially owed for future labor claims up to an aggregate amount of $375,000 (the “Cap”) and 60% of such amounts in excess of the Cap until the earlier of (i) the date all labor claims against Lakeland Brazil deriving from events which occurred prior to the Closing Date are settled, (ii) by mutual agreement of the Company and Lakeland Brazil or (iii) on the two (2) year anniversary of the Closing Date. As of January 31, 2016, $351,000 of this has been paid including the Lana Dos Santos case, all approximating the reserves set aside by the Company. With respect to continuing claims, $278,000 is being sought, of which management estimates the aggregate liability will be less than that amount.

Regarding the VAT tax issue, the State of Bahia declared an amnesty beginning November 1, 2015 and expiring December 18, 2015. The Company entered into a Loan Agreement for VAT Payment, dated December 11, 2015 (the “Loan Agreement”), with Lakeland Brazil for the amount of R$ 8,584,012. (approximately US $2.29 million) for the purpose of the Company providing funds necessary for Lakeland Brazil to settle the two largest outstanding VAT claims with the State of Bahia.

As disclosed in previous SEC filings, the Company may be exposed to certain liabilities arising in connection with the prior operations of Lakeland Brazil, including, without limitation, from lawsuits pending in the labor courts in Brazil and VAT taxes. Settlement of the VAT claims under amnesty would benefit the Company in that it eliminates these large VAT claims, which the Company believes will render the continued viability of Lakeland Brazil immaterial to the Company. It should also eliminate the possibility of the sale of Lakeland Brazil being found fraudulent on the basis of evading VAT claims and would subsequently eliminate the possibility of future encumbrance of the real estate by the State of Bahia subsequent to VAT claims. Lakeland Brazil has completed the amnesty agreement with the State of Bahia on December 18, 2015.

Even after the sale, we may continue to be exposed to certain liabilities arising in connection with the prior operations of our former Brazilian subsidiary, including, without limitation, from lawsuits that were pending in the labor courts in Brazil in which plaintiffs were seeking a total of nearly US $8,000,000 in damages from our Brazilian subsidiary. We believe many of these labor court claims are without merit and the amount of damages being sought is significantly higher than any damages which may have been incurred. As disclosed above, many of these matters have been resolved and management believes the risk has been substantially reduced, but not yet eliminated. See Note 9 with respect to the VAT taxes.

Finally, in connection with this exit, we claimed a worthless stock deduction in FY15 which the Company anticipates will generate of tax benefit of approximately US $9.5 million. While the Company and its tax advisors believe that this deduction is valid, there can be no assurance that the IRS will not challenge it and, if challenged, there is no assurance that the Company will prevail.

Increase sales and profits related to Ebola and bird flu sales

The Company experienced a significant increase in sales and profits in FY16 Q1 and FY16 Q2 related to sales for Ebola and bird flu products. These product sales will be at significantly lower levels until federal funds are made available for the preparedness market.

Liquidity and Capital Resources

Cash Flows

As of January 31, 2016, we had cash and cash equivalents of $7.0 million and working capital of $43.7 million, an increase of $0.3 million and $1.3 million, respectively, from January 31, 2015. We have operations in many foreign jurisdictions which may place restrictions on repatriation of cash to the US. We are planning various strategies to mitigate this issue. Our primary sources of funds for conducting our business activities have been from cash flow provided by (used in) operations and borrowings under our credit facilities described below. Substantially all of our cash is overseas, and international cash management is affected by local requirements. We require liquidity and working capital primarily to fund increases in inventories and accounts receivable associated with our net sales and, to a lesser extent, for capital expenditures. The increases in cash and cash equivalents were primarily due to the changes in our inventory and accounts payable position described below. Net cash used by operating activities of $.5 million for the year ended January 31, 2016 was due primarily to an increase in inventories of $4.2 for a strategic pandemic stockpile, a decrease in accounts payables of $3.3 million as materials purchases were reduced after large volume purchases in FY15 for Ebola orders and in early FY16 for bird flu orders and with the full payment of the arbitration settlement of $3.8 million and a reserve against the note receivable from the former Brazil subsidiary for doubtful collectability of $2.3 million offset by depreciation and amortization of $1.0 million, a reduction in accounts receivables of $1.4 million as Ebola and bird flu orders were completed, a noncash charge of $0.6 million for the FY15 restricted stock plan and a reduction in prepaid VAT of $0.6 million mostly in Argentina and the UK.

Net cash used in investing activities of $0.4 million and $0.9 million in the years ended January 31, 2016 and 2015, respectively, was due to the sale of the New York executive offices in FY16 and an increase in production capacity in one of our China factories in FY15 for the purchases of property and equipment. Net cash provided by financing activities for the year ended January 31, 2016 was primarily due to new borrowings under the revolving credit agreement, new borrowings in China and Argentina and a note receivable from the former Brazilian subsidiary related to payment of VAT liability.

Credit Facility

We currently have one Senior credit facility: $15 million revolving credit facility which commenced June 28, 2013, of which we had $9.5 million of borrowings outstanding as of January 31, 2016, expiring on June 30, 2017, at a current per annum rate of 4.25%. Maximum availability in excess of amount outstanding at January 31, 2016, was $5.5 million. Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to earnings before interest, taxes, depreciation and amortization and others relating to fixed charge coverage ratio and limits on capital expenditures and investments in foreign subsidiaries. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders, including Development Bank of Canada (“BDC”), have a security interest in substantially all of our US and Canadian assets and pledges of 65% of the equity of the Company’s foreign subsidiaries, outside Canada which is 100%. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business. This financing is described more fully in Note 5 to the Financial Statements. We believe that our current availability under our Credit Facility, coupled with our anticipated operating cash and cash management strategy, is sufficient to cover our liquidity needs for the next 12 months. On March 31, 2015 the Company and its wholly-owned subsidiary, Lakeland Protective Wear Inc., entered into a First Amendment to Loan and Security Agreement with AloStar Bank of Commerce relating to their senior revolving credit facility. Pursuant to the Amendment, the parties agreed to (i) reduce the rate of interest on the revolving loans by 200 basis points and correspondingly lower the minimum interest rate floor from 6.25% to 4.25% per annum, and (ii) extend the maturity date of the credit facility to June 28, 2017.

Since the equity raise and repayment of subordinated debt in October 2014, the prevailing interest expense has decreased substantially.

Capital Expenditures

Our capital expenditures in FY16 of $0.8 million principally related to additions for the Enterprise Resource Planning (“ERP”) implementation in the USA and additional manufacturing equipment in China. We anticipate FY17 capital expenditures to be approximately $1.0 million. There are no further specific plans for material capital expenditures in FY17.

Recent Accounting Developments

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management has determined that recent accounting developments are either not applicable or have a minimal impact on the consolidated financial statements. Management periodically reviews new accounting standards that are issued. In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual periods after December 31, 2016. This guidance permits the use of one of two retrospective transition methods. The Company has neither selected a transition method, nor determined the effects that the adoption of the pronouncement may have on its consolidated financial statements.

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

In connection with our operations in China, we purchase a significant amount of products from outside of the United States. However, our purchases in China are primarily made in Chinese RMB, the value of which had been largely pegged to the US dollar for the last decade. However, the Chinese RMB has been decoupled from the US Dollar and allowed to float by the Chinese government and, therefore, we have been exposed to additional foreign exchange rate risk on our Chinese raw material and component purchases.

Our primary risk from foreign currency exchange rate changes is presently related to non-US dollar denominated sales in Canada, Europe and in other South American countries. Our sales to customers in Canada are denominated in Canadian dollars and in Europe in Euros and British pounds. If the value of the US dollar increases relative to the Canadian dollar, the Pound or the Euro, then our net sales could decrease as our products would be more expensive to these international customers because of changes in rate of exchange. Our sales from China are denominated in the Chinese RMB, US dollar and Euros. We manage the foreign currency risk through the use of rolling 90-day forward contracts against the Canadian dollar and Euros and through longer term cash flow hedges in China against the Euro and on specific contracts in the UK between the pound and the euro. We do not hedge other currencies at this time. As non-US dollar denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results. The only significant unhedged foreign exchange exposure we have is the Argentine peso. Other unhedged currency exposure is not significant. If the Argentina exchange rate varied either way by +/- 10%, it would not be significant so long as prices could be raised to account for more expensive garments.

Interest Rate Risk

We are exposed to interest rate risk with respect to our credit facilities, which have variable interest rates based upon the London Interbank Offered Rate. At January 31, 2016, we had $9.5 million in borrowings outstanding under this credit facility. If the interest rate applicable to this variable rate debt rose 1% in the year ended January 31, 2016, our interest expense would have increased only 0.25% due to the floor of 6.25% (reduced to 4.25%). If the effective interest rate rose 0.25 percentage point over 4.25%, it would increase interest expense by an insignificant amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Lakeland Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lakeland Industries, Inc. and Subsidiaries (the “Company”) as of January 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended January 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. For the year ended January 31, 2016, we did not audit the financial statements of Weifang Lakeland Safety Products Co. Ltd. and Lakeland (Beijing) Safety Products Co., Ltd., wholly owned subsidiaries, which statements reflect total assets of approximately $15,376,000 and total revenues of approximately $12,154,000 constituting 17% and 12%, respectively, of the related consolidated totals in 2016. For the year ended January 31, 2015, we did not audit the financial statements of Lakeland Brazil, S.A., Weifang Lakeland Safety Products Co. Ltd. and Lakeland (Beijing) Safety Products Co., Ltd., wholly owned subsidiaries, which statements reflect total assets of approximately $21,761,000 and total revenues of approximately $19,280,000 constituting 23% and 19%, respectively, of the related consolidated totals in 2015. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Lakeland Brazil, S.A., Weifang Lakeland Safety Products Co., Ltd., and Lakeland (Beijing) Safety Products Co., Ltd. is based solely on the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ WeiserMazars LLP

New York, New York

April 21, 2016

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

We also have audited the adjustments described in Notes 6 and 13.1 that was applied to restate the 2014 financial statements to correct errors. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2014 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2014 financial statements taken as a whole.

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

May 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Weifang Lakeland Safety Products Co Ltd, China

We have audited the accompanying balance sheet of Weifang Lakeland Safety Products Co Ltd, China as of 31 January 2016 and 2015, and the related statement of operations, shareholder’s equity and cash flows for the year then ended. Weifang Lakeland Safety Products Co., Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Weifang Lakeland Safety Products Co., Ltd. as of January 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Shanghai MAZARS Certified Public Accountants

Shanghai MAZARS Certified Public Accountants

April 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lakeland (Beijing) Safety Products Co., Ltd., China,

We have audited the accompanying balance sheet of Lakeland (Beijing) Safety Products Co., Ltd., China as of 31 January 2016 and 2015, and the related statement of operations, shareholder’s equity and cash flows for the year then ended. Lakeland (Beijing) Safety Products Co., Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeland (Beijing) Safety Products Co., Ltd. as of January 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Shanghai MAZARS Certified Public Accountants

Shanghai MAZARS Certified Public Accountants

April 18, 2016

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended January 31, 2016 and 2015

	Years Ended
	January 31,
	2016	2015*

Net sales from continuing operations	$99,646	$93,419
Cost of goods sold from continuing operations	63,313	61,721
Gross profit from continuing operations	36,333	31,698
Operating expenses from continuing operations	24,521	24,737
Operating profit from continuing operations	11,812	6,961
Other income (loss), net from continuing operations	(120)	(2,375)
Interest expense from continuing operations	(785)	(1,688)
Income before taxes from continuing operations	10,907	2,898
Income tax expense (benefit) from continuing operations	3,117	(8,188)
Net income from continuing operations	$7,790	$11,086
Non-cash reclassification of Other Comprehensive Income to Statement of Operations (no impact on stockholder’s equity)	$(1,286)	$—
Loss from operations from discontinued operations	(3,538)	(2,836)
Loss from disposal of discontinued operations	(515)	—
Loss before taxes for discontinued operations	(5,339)	(2,836)
Income tax benefit from discontinued operations	(1,403)	(149)
Net loss from discontinued operations	$(3,936)	$(2,687)
Net income	$3,854	$8,399
Net income per common share – Basic:
Income from continuing operations	$1.09	$1.78
Loss from discontinued operations	$(0.55)	$(0.43)
Net income	$0.54	$1.35
Net income per common share – Diluted:
Income from continuing operations	$1.07	$1.75
Loss from discontinued operations	$(0.54)	$(0.42)
Net income	$0.53	$1.33
Weighted average common shares outstanding:
Basic	7,171,965	6,214,303
Diluted	7,254,340	6,325,525

The accompanying notes are an integral part of these consolidated financial statements.

*Restated for discontinued operations.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended January 31, 2016 and 2015

	Years Ended
	January 31
	2016	2015
	($000)’s	($000)’s
Net income	$3,854	$8,399
Other comprehensive income (loss):
Cash flow hedge in China	(226)	208
Cash flow hedge in United Kingdom	67	(68)
Foreign currency translation adjustments:
Lakeland Brazil, S.A.	1,479	140
Canada	(19)	(58)
United Kingdom	(145)	(665)
China	(372)	(19)
Russia	(46)	(299)
Kazakhstan	(208)	(103)
Other comprehensive income (loss)	530	(865)
Comprehensive income	$4,384	$7,534

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

For the Years Ended January 31, 2016 and 2015

	January 31,	January 31,
	2016	2015*
	($000’s)	($000’s)
ASSETS
Current assets
Cash and cash equivalents	$7,022	$6,709
Accounts receivable, net of allowance for doubtful accounts of $593 and $448 at January 31, 2016 and January 31, 2015, respectively	11,476	13,277
Inventories, net of reserves of $2,566 and $2,454 at January 31, 2016 and January 31, 2015, respectively	40,841	37,092
Deferred income taxes	1,555	1,144
Assets of discontinued operations in Brazil	—	6,335
Prepaid VAT tax	1,143	1,717
Other current assets	1,635	2,361
Total current assets	63,672	68,635
Property and equipment, net	9,268	10,144
Assets held for sale	1,101	—
Deferred income tax, noncurrent	12,783	13,101
Prepaid VAT and other taxes	377	173
Security deposits	93	113
Intangibles, prepaid bank fees and other assets, net	95	171
Goodwill	871	871
Total assets	$88,260	$93,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,254	$7,763
Accrued compensation and benefits	1,157	1,120
Other accrued expenses	1,575	1,462

Liabilities of discontinued operations in Brazil	238	6,574
Current maturity of long-term debt	50	50
Current maturity of accrued arbitration award	—	1,000
Short-term borrowing	3,226	2,611
Borrowings under revolving credit facility	9,458	5,642
Total current liabilities	19,958	26,222
Accrued arbitration award, less current portion	—	2,870
Long-term portion of Canada loan	691	800
VAT taxes payable long term	95	60
Total liabilities	20,744	29,952
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $.01 par; authorized 10,000,000 shares, Issued 7,610,603 and 7,414,037; outstanding 7,254,162 and 7,057,596 at January 31, 2016 and January 31, 2015, respectively	76	74
Treasury stock, at cost; 356,441 shares at January 31, 2016 and January 31, 2015	(3,352)	(3,352)
Additional paid-in capital	64,468	64,594
Retained earnings	8,508	4,654
Accumulated other comprehensive loss	(2,184)	(2,714)
Total stockholders' equity	67,516	63,256
Total liabilities and stockholders' equity	$88,260	$93,208

The accompanying notes are an integral part of these consolidated financial statements.

*Restated for discontinued operations

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended January 31, 2016 and 2015

	Common Stock		Treasury Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Total
Balance, January 31, 2014	5,713,180	$57	(356,441)	$(3,352)	$53,365	$(3,745)	$(1,849)	$44,476

Net income	—	—	—	—	—	8,399	—	8,399
Other comprehensive loss	—	—	—	—	—	—	(865)	(865)
Stock-based compensation:
Restricted stock issued	24,842	—	—	—	32	—	—	32
Restricted Stock Plan	—	—	—	—	1,171	—	—	1,171
Warrant shares exercised at $0.01 per share	566,015	6	—	—	—	—	—	6
Sale of common shares in a Private Institutional Placement of Equity (PIPE), net of fees	1,110,000	11	—	—	10,140	—	—	10,151
Legal fees associated with Warrant	—	—	—	—	(13)	—	—	(13)
Return of shares in lieu of payroll tax withholding	—	—	—	—	(101)	—	—	(101)
Balance, January 31, 2015	7,414,037	$74	(356,441)	$(3,352)	$64,594	$4,654	$(2,714)	$63,256

Net income	—	—	—	—	—	3,854	—	3,854
Other comprehensive income	—	—	—	—	—	—	530	530
Stock-based compensation:
Director Stock Options Exercised	6,130	—	—	—	40	—	—	40
Restricted stock issued	190,436	2	—	—	(2)	—	—	—
Restricted Stock Plan	—	—	—	—	586	—	—	586
Return of shares in lieu of payroll tax withholding	—	—	—	—	(750)	—	—	(750)
Balance, January 31, 2016	7,610,603	$76	(356,441)	$(3,352)	$64,468	$8,508	$(2,184)	$67,516

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended January 31, 2016 and 2015

	January 31,
	2016	2015*
Cash flows from operating activities:
Net income	$3,854	$8,399
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Provision for inventory obsolescence	113	(678)
Provision for doubtful accounts	145	(89)
Reserve against note receivable from former Brazilian subsidiary for doubtful collectability	2,286	—
Deferred income taxes current	(92)	(9,531)
Deferred taxes long-term	35	(2,893)
Depreciation and amortization	986	1,109
Interest expense resulting from amortization of warrant OID and reclassification of PIK interest	—	927
Early extinguishment of subordinated debt	—	2,295
Stock based and restricted stock compensation	586	1,203
Interest expense resulting from Arbitration Award	(111)	111
Loss on disposal of fixed assets	19	43
Non-cash reclassification of other consolidated comprehensive income to statement of operations due to the disposal of Brazil	1,286	—
(Increase) decrease in operating assets
Accounts receivable	1,443	(1,010)
Inventories	(4,239)	(859)
Prepaid VAT taxes and other current assets	574	(1,056)
Other assets-mainly prepaid fees from financing transaction	321	(560)
Assets of discontinued operations	—	1,731
Increase (decrease) in operating liabilities
Accounts payable	(3,306)	179
Accrued expenses and other liabilities	250	562
Accrued expenses for disposal of Brazil	238	—
Arbitration award in Brazil	(3,759)	(1,000)
Net cash used by the transfer of stock in Brazil	(1,147)	—
Liabilities of discontinued operations	—	4,043
Net cash (used in) provided by operating activities	(518)	2,926
Cash flows from investing activities:
Proceeds from sale of NY real estate	451	—
Note receivable from former Brazilian subsidiary related to payment of VAT liability	(2,286)	—
Purchases of property and equipment	(840)	(938)
Net cash used in investing activities	(2,675)	(938)
Cash flows from financing activities:
Net borrowings (repayments) under credit agreement (revolver)	3,816	(6,773)
Subordinated debt principal payments	—	(500)
Proceeds received through PIPE, net of fees	—	10,140
Repayment of subordinated debt, PIK interest and fees	—	(3,594)
Legal fees associated with the warrant OID	—	(13)
Canada loan repayments	(23)	(25)
Borrowings in Argentina	248	—
UK borrowings, net	(478)	(185)
China borrowings	2,978	2,124
China repayments	(2,125)	(812)
Proceeds from exercise of stock options	40	—
Shares returned to pay employee taxes under restricted stock program	(750)	(101)
Net cash provided by financing activities	3,706	261
Effect of exchange rate changes on cash	(200)	(95)
Net increase in cash and cash equivalents	313	2,154
Cash and cash equivalents at beginning of year	6,709	4,555
Cash and cash equivalents at end of period	$7,022	$6,709

  The accompanying notes are an integral part of these consolidated financial statements.

*Restated for discontinued operations

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended January 31, 2016 and 2015

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Lakeland Industries, Inc. and Subsidiaries (“Lakeland”, “Company”, “we” or “our”), a Delaware corporation organized in April 1986, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing market. The principal market for the Company’s products is in the United States. No customer accounted for more than 10% of net sales during FY16 or FY15. In April 2015, the Company decided to exit operations in Brazil and on July 31, 2015, the Company completed a conditional closing of the transfer of stock of its wholly-owned Brazilian subsidiary, Lake Brasil Industria E Comercio de Roupas E Equipamentos de Protecao Individual Ltda (referred to herein as “Lakeland Brazil”), to Zap Comércio de Brindes Corporativos Ltda (“Transferee”), a company owned by an existing Lakeland Brazil manager. This sale is pursuant to a Shares Transfer Agreement (the “Shares Transfer Agreement”) entered into on June 19, 2015. The transactions contemplated by the Shares Transfer Agreement, which shall be deemed to have been consummated as of July 31, 2015, were subject to acceptance of the shares transfer on the Commercial Registry by the Brazilian authorities, which was received in October 2015. For purposes of these financial statements, FY refers to a fiscal year ended January 31; thus, FY16 refers to the fiscal year ended January 31, 2016.

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

Revenue Recognition

The Company derives its sales primarily from its limited use/disposable protective clothing and secondarily from its sales of high-end chemical protective suits, firefighting and heat protective apparel, gloves and arm guards and reusable woven garments. Sales are recognized when goods are shipped, at which time title and the risk of loss pass to the customer. Some sales in Brazil, through July 31, 2015, were sold on terms with F.O.B. destination, which are recognized when received by the customer. Sales are reduced for sales returns and allowances. Payment terms are generally net 30 days for United States sales and net 90 days for international sales.

Substantially, all the Company’s sales are made through distributors. There are no significant differences across product lines or customers in different geographical areas in the manner in which the Company’s sales are made.

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

Customer pricing is subject to change on a 30-day notice; exceptions based on meeting competitors’ pricing are considered on a case-by-case basis. Revenue is recorded net of taxes collected from customers. The related taxes that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

For larger orders, except in its Lakeland Fire product line, the Company absorbs the cost of shipping and handling. For those customers who are billed the cost of shipping and handling fees, such amounts are included in net sales. Shipping and handling costs associated with outbound freight are included in selling and shipping expenses and aggregated approximately $2.5 and $2.4 million in FY16 and FY15, respectively.

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

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

Research and Development Costs

Research and development costs are expensed as incurred and included in general and administrative expenses. Research and development expenses aggregated approximately $165,000 and $90,000 in the FY16 and FY15, respectively.

Income Taxes

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of preparing the consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carryforwards and tax credits, are recorded as deferred tax assets or liabilities on the Company’s balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines that it may not be able to realize all or part of its deferred tax asset in the future, or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to income in the period of such determination.

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold.

The Company has not had any recent U.S. corporate income tax returns examined by the Internal Revenue Service.  Returns for the years since 2012 are still open based on statutes of limitation only.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share are based on the weighted average number of common shares and common stock equivalents. The average common stock equivalents for the fiscal years ended January 31, 2016 and 2015 were 0 and 371,183, respectively, representing the warrant issued with the subordinated debt financing consummated in FY14. The diluted earnings per share calculation takes into account the shares that may be issued upon exercise of stock options, reduced by shares that may be repurchased with the funds received from the exercise, based on the average price during the fiscal year.

The following table sets forth the computation of basic and diluted earnings per share for “income from continuing operations” at January 31, 2016 and 2015, as follows:

	Years Ended January 31,
	(in $000’s)
	2016	2015
Numerator
Net income from continuing operations	$7,790	$11,086
Net loss from discontinued operations	(3,936)	(2,687)
Net income	$3,854	$8,399
Denominator
Denominator for basic earnings per share	7,171,965	5,843,120
Weighted-average shares which reflect 356,441 shares in the treasury as a result of the stock repurchase program that ended in 2011
Weighted average common equivalent shares resulting from the warrant issued June 28, 2013 to the subordinated debt lender LKL Investments LLC	—	371,183
Total weighted average, including common equivalent shares	7,171,965	6,214,303
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	82,375	111,222
Denominator for diluted earnings per share (adjusted weighted average shares)	7,254,340	6,325,525
Basic earnings per share from continuing operations	$1.09	$1.78
Basic (loss) per share from discontinued operations	$(0.55)	$(0.43)
Basic earnings per share	$0.54	$1.35
Diluted earnings per share from continuing operations	$1.07	$1.75
Diluted (loss) per share from discontinued operations	$(0.54)	$(0.42)
Diluted earnings per share	$0.53	$1.33

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

Advertising Costs

Advertising costs are expensed as incurred and included in selling and shipping expenses on the consolidated statement of operations. Advertising and co-op costs amounted to $326,000 and $455,000 in FY16 and FY15, respectively, net of a co-op advertising allowance received from a supplier.

Cash and Cash Equivalents

The Company considers highly liquid temporary cash investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market funds. The cost of cash equivalents approximates fair value. Cash and cash equivalents were approximately $7.0 million and $6.7 million at January 31, 2016 and 2015, respectively.

Supplemental cash flow information for the years ended January 31 is as follows:

	2016	2015
Interest paid	$784	$1,395
Income taxes paid	$1,826	$1,763
Accumulated amortization of warrant OID included in interest expense	$0	$1,977

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

Foreign Operations and Foreign Currency Translation

The Company maintains manufacturing operations in Mexico, Argentina and the People’s Republic of China and can access independent contractors in Mexico, Argentina and China. It also maintains sales and distribution entities located in India, Canada, the U.K., Chile, China, Argentina, Russia, Kazakhstan and Mexico. The Company is vulnerable to currency risks in these countries. The functional currency of foreign subsidiaries is the US dollar, except for the UK operation (Euro), trading companies in China (RenminBi), Russia (Russian Ruble), Kazakhstan (Tenge) and the Canadian Real Estate (Canadian dollar) subsidiary.

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

The monetary assets and liabilities of the Company’s foreign operations with the US dollar as the functional currency are translated into US dollars at current exchange rates, while nonmonetary items are translated at historical rates. Revenues and expenses are generally translated at average exchange rates for the year. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Comprehensive Income (loss)

Comprehensive income (loss) refers to revenue, expenses, gains and losses that under US GAAP are included in comprehensive income or loss but are excluded from net income or loss as these amounts are recorded directly as an adjustment to stockholders' equity. This includes translation adjustments for foreign subsidiaries where the functional currency is other than the US dollar. No tax benefit or expense has been attributed to any of these items, due to immateriality. Amounts have been reclassified into the consolidated statement of operations as appropriate based on impairment charges.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is reasonably possible that events could occur during the upcoming year that could change such estimates.

Fair Value of Financial Instruments

The Company’s principal financial instruments are its outstanding revolving credit facility, term loans, and its cash flow hedges in China. The Company believes that the carrying amount of such debt approximates fair value as the variable interest rates approximate the current prevailing interest rate, or the prevailing foreign exchange rates in the case of the cash flow hedges.

Reclassifications

Certain reclassifications of prior period data have been made to conform to current period classification.

2. INVENTORIES, NET

Inventories of continuing operations consist of the following (in $000s):

	January 31, 2016	January 31, 2015

Raw materials	$15,435	$14,379
Work-in-process	784	1,670
Finished goods	24,622	21,043
	$40,841	$37,092

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

3. PROPERTY AND EQUIPMENT, NET

Property and equipment from continuing operations consists of the following:

	Useful Life in Years	January 31, 2016	January 31, 2015*
Machinery and equipment	3-10	$7,535	$7,573
Furniture and fixtures	3-10	522	437
Leasehold improvements	Lease term	1,084	770
Land and building (China)	20-30	1,764	1,917
Land and building (Canada)	30	1,745	1,945
Land and buildings (USA)	30	3,382	4,060
Land and buildings (Mexico)	30	2,070	2,067
		18,102	18,769
Less accumulated depreciation		(8,850)	(8,657)
Assets held for sale		1,101	—
Construction-in-progress		16	32
		$10,369	$10,144

*Restated for discontinued operations

Depreciation expense from continuing operations for FY16 and FY15 amounted to $884,863 and $752,640, respectively.

The estimated cost to complete construction-in-progress at January 31, 2016 is $500,000.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

4. INTANGIBLES, PREPAID BANK FEES AND OTHER ASSETS, NET

Intangible assets consist of the following at January 31, 2016 and January 31, 2015:

	2016	2015
Bank fees net of accumulated amortization of $569,427 at 2016 and $389,167 at 2015	$94,945	$171,237
Restated for discontinued operations.

Amortization expense included in general and administrative expense was $101,291and $355,938 for FY16 and FY15, respectively.

Amortization expense for the next five years is as follows: Bank fees: $94,945 for FY17.

Goodwill

On August 1, 2005, the Company purchased Mifflin Valley, Inc., a Pennsylvania manufacturer, the operations of which now comprise the Company’s Reflective division. This acquisition resulted in the recording of $0.9 million in goodwill in FY06. The Company believes that there was no impairment of goodwill as of January 31, 2016. This goodwill is included in the US segment for reporting purposes.

5. LONG-TERM DEBT AND SUBSEQUENT EVENT

Revolving Credit Facility

The maximum amounts borrowed under the existing and previous revolving credit facilities during FY16 and FY15 were $11.4 million and $14.6 million, respectively, and the weighted average annual interest rates for the years ended January 31, 2016 and 2015 were 4.74% and 6.55%, respectively.

On June 28, 2013, the Company and its wholly-owned subsidiary, Lakeland Protective Wear Inc. (collectively with the Company, the “Borrowers”), entered into a Loan and Security Agreement (the “Senior Loan Agreement”) with AloStar Business Credit, a division of AloStar Bank of Commerce (the “Senior Lender”). The Senior Loan Agreement provided the Borrowers with a three-year $15 million revolving line of credit, at a variable interest rate based on LIBOR, with a first priority lien on substantially all of the United States and Canada assets of the Company, except for the Canadian warehouse.

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

On June 3, 2015, the Borrowers entered into a Second Amendment to Loan and Security Agreement with the Senior Lender (the “Amendment”) relating to their senior revolving credit facility. Pursuant to the Amendment, the parties agreed to (i) modify the definition of Permitted Asset Disposition to provide the Company with the ability to sell the stock of the Company’s wholly-owned Brazilian subsidiary, Lake Brasil Indústria e Comércio de Roupas e Equipamentos de Proteção Individual Ltda. (“Lakeland Brazil”), and (ii) allow Borrowers to transfer funds to Lakeland Brazil for the specific purposes of settling arbitration claims, paying contractual expenses, and paying expenses incurred in connection with a sale of the stock of Lakeland Brazil so long as, after giving effect to any such transfer, the amount Borrowers have as excess availability under the revolver loans, excluding the $15 million facility cap for this purpose only, calculated pursuant to and under the Loan Agreement, is at least $3 million. Also, as part of the Amendment, Lender consented to the sale of the Company’s corporate offices in Ronkonkoma, New York on the condition that the net cash proceeds from the sale in the amount of at least $450,000 are used by the Company to pay down Borrower’s obligations to Lender under the Loan Agreement.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

On June 28, 2013, the Borrowers also entered into a Loan and Security Agreement (the “Subordinated Loan Agreement”) with LKL Investments, LLC, an affiliate of Arenal Capital, a private equity fund (the “Junior Lender”). The Subordinated Loan Agreement provided for a $3.5 million term loan to be made to the Borrowers with a second priority lien on substantially all of the assets of the Company in the United States and Canada, except for the Canadian warehouse and except for a first lien on the Company’s Mexican facility (the “Subordinated Debt”). Pursuant to the Subordinated Loan Agreement, among other things, Borrowers issued to the Junior Lender a five-year term loan promissory note (the “Note”). At the election of the Junior Lender, interest under the Note was payable in cash, by PIK in additional notes or payable in shares of common stock (“Common Stock”), of the Company. The Junior Lender also, in connection with this transaction, received a common stock purchase warrant (the “Warrant”) to purchase up to 566,015 shares of Common Stock (subject to adjustment), representing beneficial ownership of approximately 9.58% of the outstanding Common Stock of the Company, as of the closing of the transactions completed by the Subordinated Loan Agreement. The Warrant was fully exercised as of October 31, 2014. The Company’s receipt of gross proceeds of $3.5 million (before original issue discount of $2.2 million related to the associated Warrant) in subordinated debt financing was a condition precedent set by the Senior Lender, of which this transaction satisfied.

On October 29, 2014, with the proceeds from a private placement of 1,110,000 shares of its common stock, the Company repaid in full the Subordinated Debt. The early extinguishment of the Subordinated Debt has resulted in a one-time pretax non-cash charge of approximately $1.6 million for the remaining unamortized original issue discount on the Subordinated Debt and a pretax non-cash charge of approximately $0.6 million for the remaining unamortized fees paid at the closing of the June 2013 Subordinated Debt financing. These charges were included in the Company’s financial results for the third fiscal quarter ended October 31, 2014 and the fiscal year ended January 31, 2015. The $0.1 million of unamortized fees attributable to the Senior Debt remain on the Company’s books and continue to be amortized over the remaining term of the Senior Debt through June 2017 as amended.

The following is a summary of the material terms of the Senior Credit Facility:

$15 million Senior Credit Facility

•	Borrowers are Lakeland Industries, Inc. and its Canadian operating subsidiary Lakeland Protective Wear Inc.
•	Borrowing pursuant to a revolving credit facility subject to a borrowing base calculated as the sum of:
o	85% of eligible accounts receivable as defined
o	The lesser of 60% of eligible inventory as defined or 85% of net orderly liquidation value of inventory
o	In transit inventory in bound to the US up to a cap of $1,000,000
o	Receivables and inventory held by the Canadian operating subsidiary to be included, up to a cap of $2 million of availability
•	On January 31, 2016, there was $5.5 million available under the senior credit facility.
•	Collateral
o	A perfected first security lien on all of the Borrowers United States and Canadian assets, other than its Mexican plant and the Canadian warehouse
o	Pledge of 65% of Lakeland US stock in all foreign subsidiaries other than 100% pledge of stock of its Canadian subsidiaries
•	Collection
o	All customers of Borrowers must remit to a lockbox controlled by Senior Lender or into a blocked account with all collection proceeds applied against the outstanding loan balance.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

•	Maturity
o	An initial term of three years from June 28, 2013 (the “Closing Date”), which has been extended to June 28, 2017 pursuant to the Amendment
o	Prepayment penalties of 2% if prior to the second anniversary of the Closing Date and 1% thereafter
•	Interest Rate
o	Rate equal to LIBOR rate plus 525 basis points, reduced to 325 basis points on March 31, 2015 per the Amendment
o	Initial rate 6.25% and rate at January 31, 2016 of 4.25% per annum
o	Floor rate of 6.25%, reduced to 4.25% on March 31, 2015 per annum per the Amendment
•	Fees: Borrowers shall pay to the Lender the following fees:
o	Origination fee of $225,000, paid on the Closing Date and being amortized over the term of loans and is included in “intangibles, prepaid bank fees and other assets, net” in the accompanying consolidated balance sheet
o	0.50% per annum on unused portion of commitment
o	A non-refundable collateral monitoring fee in the amount of $3,000 per month
o	All legal and other out of pocket costs
•	Financial Covenants
o	Borrowers covenanted that, from the Closing Date until the commitment termination date and full payment of the obligations to Senior Lender, Lakeland Industries, Inc. (the parent company), together with its subsidiaries on a consolidated basis, excluding its then Brazilian subsidiary, shall comply with the following additional covenants:

•	Fixed Charge Coverage Ratio. At the end of each fiscal quarter of Borrowers, Borrowers shall maintain a Fixed Charge Coverage Ratio of not less than 1.1 to 1.00 for the four quarter period then ending.
•	Minimum Quarterly Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Borrowers shall achieve, on a rolling four quarter basis excluding the operations of the Borrower’s Brazilian subsidiary, EBITDA of not less than $4.1 million.
•	Capital Expenditures. Borrowers shall not during any fiscal year make capital expenditures in an amount exceeding $1 million in the aggregate.
•	The Company is in compliance with all loan covenants of the Senior Debt at January 31, 2016.
•	Other Covenants
o	Standard financial reporting requirements as defined
o	Limitation on amounts that can be advanced to or on behalf of Brazilian operations, limited to one aggregate total of $200,000 for the term of the loan
o	Limitation on total net investment in foreign subsidiaries of a maximum of $1.0 million per annum

Borrowings in UK

On December 3, 2014, the Company and its UK subsidiary amended the terms of its existing financing facility with HSBC to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million) to £1,500,000 (approximately USD $2.3 million), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. There was nothing outstanding under this facility at January 31, 2016 and the balance outstanding at January 31, 2015 was the equivalent of USD $486,584 million. The per annum interest rate was 3.44% and the term was for a minimum period of one year renewable on December 19, 2016.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

On December 31, 2015, Lakeland Industries Europe, Ltd., a wholly owned subsidiary of Lakeland Industries, Inc., entered into an extension of the maturity date of its existing financing facility with HSBC Invoice Finance (UK) Ltd. to December 19, 2016. Other than the extension of the maturity date, all other terms of the facility as previously reported by the Company in its Current Report on Form 8-K dated December 3, 2014 remain the same.

Canada Loan

In September 2013, the Company refinanced its loan with the Development Bank of Canada (BDC) for a principal amount of approximately Canadian and US $1.1 million (based on exchange rates at time of closing). Such loan is for a term of 240 months at an interest rate of 6.45% per annum with fixed monthly payments of approximately US $5,848 (C$8,169) including principal and interest. It is collateralized by a mortgage on the Company's warehouse in Brantford, Ontario. The amount outstanding at January 31, 2016 is C$1,034,622 which is included as US $690,602 long term borrowings on the accompanying consolidated balance sheet, net of current maturities of US $50,000 and the amount outstanding at January 31, 2015 is C$1,064,849 which is included as US $799,637.

China Loan

On October 10, 2015, Weifang Lakeland Safety Products Co., Ltd., (“WF”) , the Company’s Chinese subsidiary and Bank of China Anqiu Branch completed an agreement for WF to obtain a line of credit for financing in the amount RMB 5,000,000 (approximately USD $0.8 million). The effective per annum interest rate is currently 7%. The loan is collateralized by inventory owned by WF. The balance under this loan outstanding at January 31, 2016 was RMB 5,000,000 (approximately USD $0.8 million) and is included in short-term borrowings on the consolidated balance sheet. The line of credit is due within a one year period.

On September 21, 2015 WF and Chinese Rural Credit Cooperative Bank (“CRCCB”) completed an agreement for WF to obtain a line of credit for financing in the amount of US $1.3 million, with interest at 120% of the benchmark rate supplied by WRCCB (which is currently 4.6% per annum). The effective per annum interest rate is currently 5.52%. The loan is collateralized by inventory owned by WF. WRCCB had hired a professional firm to supervise WF’s inventory flow. The balance under this loan outstanding at January 31, 2016 was US $1.3 million and is included in short-term borrowings on the consolidated balance sheet. The line of credit is due within a one year period.

On December 1, 2015 WF and Chinese Rural Credit Cooperative Bank (“CRCCB”) completed an agreement for WF to obtain a line of credit for financing in the amount of RMB 6,000,000 (approximately USD $0.9 million), with interest at 120% of the benchmark rate supplied by WRCCB (which is currently 4.6% per annum). The effective per annum interest rate is currently 5.52%. The loan is collateralized by inventory owned by WF. WRCCB had hired a professional firm to supervise WF’s inventory flow. The balance under this loan outstanding at January 31, 2016 was USD $0.9 million and is included in short-term borrowings on the consolidated balance sheet. The line of credit is due within a one year period.

Argentina Loan

In April 2015, the Company’s Argentina subsidiary was granted a $300,000 line of credit denominated in Argentine pesos, pursuant to a standby letter of credit granted by the parent company. There are several drawdowns each with six month terms at an annual rate of 34%. The balance under this loan outstanding at January 31, 2016 was US $0.2 million and is included in short-term borrowings on the consolidated balance sheet.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

Five-year Debt Payout Schedule

This schedule reflects the liabilities as of January 31, 2016, and does not reflect any subsequent event:

	Total	1 Year or less	2 Years	3 Years	4 Years	5 Years	After 5 Years

Borrowings in Weifang, China	$2,978,390	$2,978,390	$—	$—	$—	$—	$—
Revolving credit facility	9,457,921	9,457,921	—	—	—	—	—
Borrowings in Canada	740,602	50,000	23,075	24,609	26,244	27,987	588,687
Borrowings in Argentina	248,046	248,046	—	—	—	—	—
Total	$13,424,959	$12,734,357	$23,075	$24,609	$26,244	$27,987	$588,687

6. STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

The 2012 and 2015 Plans

At the Annual Meeting of Stockholders held on July 8, 2015, the Company’s stockholders approved the Lakeland Industries, Inc. 2015 Stock Plan (the “2015 Plan”). The executive officers and all other employees and directors of the Company and its subsidiaries are eligible to participate in the 2015 Plan. The 2015 Plan is currently administered by the compensation committee of the Company’s Board of Directors (the “Committee”), except that with respect to all non-employee director awards, the Committee shall be deemed to include the full Board. The 2015 Plan authorizes the issuance of awards of restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. The 2015 Plan also permits the grant of awards that qualify for “performance-based compensation” within the meaning of Section 162(m) of the U.S. Internal Revenue Code. The aggregate number of shares of the Company’s common stock that may be issued under the 2015 Plan may not exceed 100,000 shares. Awards covering no more than 20,000 shares of common stock may be awarded to any plan participant in any one calendar year. Under the 2015 Plan, as of January 31, 2016, the Company granted awards for up to an aggregate of 99,429 restricted shares assuming maximum award levels are achieved.

The 2015 Plan, which terminates in July 2017, is the successor to the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). The Company’s 2012 Plan authorized the issuance of up to a maximum of 310,000 shares of the Company’s common stock to employees and directors of the Company and its subsidiaries in the form of restricted stock, restricted stock units, performance shares, performance units and other share-based awards. Under the 2012 Plan, as of January 31, 2016, the Company issued 286,553 fully vested shares of common stock and 9,834 restricted shares which will continue to vest according to the terms of the 2012 Plan.

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

In addition to the performance-based awards, the Company also grants time-based vesting awards which vest either two or three years after date of issuance, subject to continuous employment and certain other conditions.

As of January 31, 2016, unrecognized stock-based compensation expense related to share-based stock awards totaled $12,302 pursuant to the 2012 Plan and $759,889 pursuant to the 2015 Plan, before income taxes, based on the maximum performance award level. Such unrecognized stock-based compensation expense related to restricted stock awards totaled $12,302 for the 2012 Plan and $462,330 for the 2015 Plan at the baseline performance level. The cost of these non-vested awards is expected to be recognized over a weighted-average period of one year for the 2012 Plan and two years for the 2015 Plan. The performance based awards are not considered stock equivalents for earnings per share (“EPS”) calculation purposes.

The Company recognized total stock-based compensation costs of $585,987 and $1,202,986 for the year ended January 31, 2016 and 2015, respectively, of which $0 and $20,707 result from the Company’s prior 2009 Equity Plan, $332,691 and $1,182,279 result from the 2012 Plan, and $253,296 and $0 result from the 2015 Plan. These amounts are reflected in operating expenses. The total income tax benefit recognized for stock-based compensation arrangements was $210,955 and $433,075 for the years ended January 31, 2016 and 2015, respectively. As of January 31, 2016 under the Company’s 2009 Equity Plan there are no shares available for grant and all prior grants of restricted shares have vested.

Shares under 2015 and 2012 Stock Plans:	Outstanding Unvested Grants at Maximum at Beginning of FY16	Granted during FY16	Becoming Vested during FY16	Forfeited during FY16	Outstanding Unvested Grants at Maximum at End of January 31, 2016
Restricted stock grants – employees	147,500	72,999	147,500	—	72,999
Restricted stock grants - directors	49,500	—	49,500	—	—
Matching award program	17,950	—	14,950	—	3,000
Bonus in stock - employees	36,172	—	33,672	—	2,500
Retainer in stock - directors	13,634	27,944	10,814	—	30,764
Total restricted stock plan	264,756	100,943	256,436	—	109,263

Weighted average grant date fair value	$6.27	$10.18	$6.25	—	$9.93

Other Compensation Plans/Programs

The Company previously awarded stock-based options to non-employee directors under its Non-employee Directors’ Option Plan (the “Directors’ Plan”) which expired on December 31, 2012. All stock option awards granted under the Directors’ Plan were fully vested at January 31, 2016. During the year ending January 31, 2016 there have been forfeitures in the amount of 5,000 shares at a weighted-average exercise price of $6.21 per share, options exercised in the amount of 7,000 shares at a weighted-average price of $6.92 per share, and there were options outstanding to purchase an aggregate of 5,000 shares at a weighted-average exercise price of $8.28 per share. All outstanding stock options have a weighted average remaining contractual term of 1.07 years.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

7. INCOME TAXES

The provision for income taxes is based on the following pretax income (loss):

Domestic and Foreign Pretax Income (Loss)	FY16	FY15
Domestic	$6,139,543	$(472,667)
Foreign	(572,168)	534,011

Total	$5,567,375	$61,344

Income Tax Expense (Benefit)	FY16	FY15

Current:
Federal	$225,180	$(222,315)
State and other taxes	(40,555)	129,895
Foreign	1,553,589	1,246,378

Deferred:
Domestic	$156,448	$(11,661,427)
Valuation allowance-deferred tax asset	(181,338)	2,170,109
Foreign	—	—
Total	$1,713,324	$(8,337,360)

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

	2016	2015
Statutory rate	34.00%	34.00%
State Income Taxes, Net of Federal Tax Benefit	1.77%	(592.85%)
Adjustment to Deferred	8.86%	84.97%
Foreign Dividend and Subpart F Income	10.93%	758.69%
Brazil Worthless Stock Deduction	(14.21%)	(19,135.81%)
Original Issue Discount	—	1,077.32%
Argentina Flow Through Loss	(1.76%)	(170.62%)
Permanent Differences	(8.78%)	(38.02%)
Valuation Allowance-Deferred Tax Asset	(3.26%)	4,802.37%
Other	3.22%	(411.60%)
Effective Rate	30.77%	(13,591.55%)

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

The tax effects of temporary differences which give rise to deferred tax assets at January 31, 2016 and 2015 are summarized as follows:

	2016	2015
Deferred tax assets:
Inventories	$1,266,718	$1,153,094
US tax loss carryforwards, including work opportunity credit*	9,335,575	11,155,620
Accounts receivable and accrued rebates	238,261	80,748
Accrued compensation and other	266,272	137,860
India reserves - US deduction	75,053	164,190
Equity based compensation	201,925	573,966
Foreign tax credit carry-forward	3,388,051	2,170,109
State and local carry-forwards	899,824	980,872
Argentina timing difference	116,194	—
Depreciation and other	103,372	146,857
Amortization	(217,811)	(148,516)
Allowance for Note Receivable - Brazil	834,510	—
Deferred tax asset	16,507,944	16,410,800
Less valuation allowance	2,170,309	2,170,309
Net deferred tax asset - USA	$14,337,635	$14,244,491
Shown on the accompanying balance sheet as follows:
Current	$1,554,407	$1,143,893
Non-current	$12,783,228	$13,100,598

*The federal net operating loss (“NOL”) that is left after FY16 will expire after 1/31/2034 (20 years from the generated date of 1/31/2014). The credits will begin to expire after 1/31/2020 (10 years from the 1st carryover year generated date of 1/31/2010) and will fully expire after 1/31/2025.

The state NOLs will begin to expire after 1/31/2025 and will continue to expire at various periods up until 1/31/2035 when they will be fully expired. The states have a larger spread because some only carryforward for 15 years and some allow 20 years.

Valuation Allowance

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that the Company would not be able to realize deferred income tax assets in the future in excess of net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. The valuation allowance was $2.2 million at January 31, 2015 ($0 at January 31, 2014 and corrected as below). As discussed below, the Company has taken a worthless stock deduction related to its Brazilian operations in 2015. Since the future use of the foreign tax credits both current and carryovers from prior years are dependent on generating sufficient future foreign source income, the future use of foreign tax credits is uncertain. As such, the Company has established a valuation allowance of $2.2 million to reflect this uncertainty.

Offsetting corrections to the FY 15 Deferred Tax Account

Prior year balances in the Deferred Tax Asset account reflect offsetting corrections to the US tax loss carryforwards and the Valuation Allowance.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

Worthless stock deduction in USA for Brazil operations

For US tax purposes, the Company claimed a worthless stock deduction in FY15 for its Brazilian operations which yielded a tax benefit of $9.5 million. This will generate an operating loss carryforward available to offset future USA taxable income.

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

Chinese tax authorities have performed limited reviews on all Chinese subsidiaries as of tax years 2008, 2009, 2010, 2011, 2012, 2013, 2014, and 2015 with no significant issues noted. We believe our tax positions are reasonably stated as of January 31, 2016. In October 2015, Weifang Meiyang Protective Products Co., Ltd., one of our Chinese operations (Meiyang), was reviewed by the tax authority concerning all accounting documents from 2012 to 2014. For the convenience of supervision, the tax authority asked Meiyang to transfer to a pure trade company from a manufacturing company. As a result, in October 2015, Meiyang became a trade company. The audit of Meiyang is now complete.

Our operations in the UK are profitable and continue to be subject to UK taxation. Management is not aware of any exposure in the UK.

Lakeland Protective Wear, Inc., our Canadian subsidiary, follows Canada tax regulatory framework recording its tax expense and tax deferred assets or liabilities. As of this statement filing date, we believe the Lakeland Protective Wear, Inc.’s tax situation is reasonably stated in accordance with accounting principles generally accepted in the United States of America, and we do not anticipate future tax audit liability.

In connection with the exit from Brazil as described in Note15, we have claimed a worthless stock deduction in the FY 15 tax return which the Company estimates has generated a tax benefit of approximately US $9.5 million.  While the Company and its tax advisors believe that this deduction is valid, there can be no assurance that the IRS will not challenge it and, if challenged, there is no assurance that the Company will prevail. Except in Canada, it is our practice and intention to reinvest the earnings of our non-US subsidiaries in their operations and therefore FIN 48 reserve has not been recorded. As of January 31, 2016, the Company had not made a provision for US or additional foreign withholding taxes on approximately $22.3 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration ($21.6 million at January 31, 2015). Generally, such amounts become subject to US taxation upon remittance of dividends and under certain other circumstances. If these earnings were repatriated to the US, the deferred tax liability associated with these temporary differences would be approximately $3.1 million and $3.2 million at January 31, 2016 and 2015, respectively.

In China, a dividend of $3.2 million was declared and paid to the Company in May 2015 from the Company’s China subsidiary, Weifang Lakeland Safety Products Co., Ltd. (“Weifang”). The Company’s Board of Directors has instituted a tentative plan to pay annual dividends of $1.0 million to the Company from Weifang’s future profits and 33% of Meiyang’s future profits beginning in FY16. All other retained earnings are expected to be reinvested indefinitely.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

8. BENEFIT PLANS

Defined Contribution Plan

Pursuant to the terms of the Company’s 401(k) plan, substantially all US employees over 21 years of age with a minimum period of service are eligible to participate. The 401(k) plan is administered by the Company and provides for voluntary employee contributions ranging from 1% to 15% of the employee’s compensation. Beginning in January 2016 the Company changed to a Safe Harbor tiered matching plan equal to 100% of the first 1% of eligible participant’s compensation contributed to the Plan and 50% of the next 5% of eligible participant’s compensation contributed to the Plan (maximum Company match 3.5% of salary) and totaled approximately $120,000. There was no Company match in FY15.

9. VAT TAX ISSUE IN BRAZIL

Asserted Claims

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

An audit for the 2007-2009 period has been completed by the State of Bahia. In October 2010, the Company received five claims for 2007-2009 from the State of Bahia, the largest of which was for taxes of R$6.2 (US$2.3) million and fines and interest currently at R$8.3 million (US$3.1 million), for a total of R$14.6 (US$5.5) million. The Company had intended to defend itself through a regulatory process and wait for the next amnesty period.  Of other claims, our attorney informed us that three claims totaling R$1.3 (US$0.5) million in respect of fines and penalties were likely be successfully defended based on state auditor misunderstanding.

As more fully described in Note 15, Lakeland and Lakeland Brazil entered into a Shares Transfer Agreement pursuant to which, effective July 31, 2015, Zap Comércio de Brindes Corporativos Ltda (“Transferee”), a company owned by an existing Lakeland Brazil manager, acquired all of the shares of Lakeland Brazil and assumed liabilities of Lakeland Brazil, including VAT tax liabilities.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

VAT Tax Amnesty and Loan Agreement with Transferee of Brazil Operations

The Bahia State Tax Department has commenced an audit of VAT taxes for the period from 2011-2014 in October 2015. The State of Bahia declared an amnesty beginning November 1, 2015 and expiring December 18, 2015. The Company had entered into a loan agreement (the “Loan Agreement”) on December 11, 2015 with Qualytextil for the amount of R$8,584,012 (approximately USD $2.29 million) for the purpose of providing funds necessary for Qualytextil to settle the two largest outstanding VAT claims with the State of Bahia. As described under “Shares Transfer Agreement” in Note 15, the Company may be exposed to certain liabilities arising in connection with the prior operations of Qualytextil, including, without limitation, from lawsuits pending in the labor courts in Brazil and VAT taxes. Settlement of the VAT claims under amnesty would benefit the Company in that it eliminates these large VAT claims, which the Company believes will render the continued viability of Qualytextil immaterial to the Company. It should also eliminate the possibility of the sale of Qualytextil being found fraudulent on the basis of evading VAT claims and would subsequently eliminate the possibility of future encumbrance of the real estate by the state of Bahia subsequent to VAT claims. Qualytextil completed the amnesty agreement with the State of Bahia on December 18, 2015. USD $250,000 in continuing business incentives provided by Lakeland to Qualytextil in the Shares Transfer Agreement will be waived by Qualytextil as partial payment of the debt.

Repayment of the loan by Qualytextil to the Company will include the following elements

R$ 3,395,947 (approximately USD $900,000) in VAT credits will become available to Qualytextil from the State of Bahia to be used against future VAT payments. Qualytextil has agreed to pay amounts equal to this credit to the Company in accordance with monthly sales volume. Qualytextil will transfer the rights to a judicial deposit on a tax claim to the Company. There is a judicial deposit of R$ 3,012,326 (approximately USD $800,000), however, Qualytextil will continue to make monthly deposits to the judicial account until the case is ruled upon by the Supreme Court of Brazil or the deposit is fully funded. Attorney’s success fee will be deducted before any disbursements to the Company or Qualytextil. However, while the lawyer handling this case tells us it is probable Qualytextil will win this case, it may take years to resolve. Credits of R$ 1,025,739 (Approximately USD $275,000) relating to the above case may be generated if and when the case is resolved. Qualytextil has agreed to pay amounts equal to this credit to the Company in accordance with monthly sales volume. A minimum quarterly payment of R$ 300,000 (approximately USD $80,000) will be required commencing October 2016. The Company has determined that a reserve against the collection of this loan in full is prudent; which resulted in an additional charge to the loss on disposal of discontinued operations of $2,286,022 in the fourth quarter of the fiscal year ended January 31, 2016, net of tax benefits of $834,398. Such additional losses will be available as additional tax loss carryforwards to offset cash taxes payable against future taxable income in the USA.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

A table summarizing all four different VAT claims remaining open and their status is listed below:

	Principal (tax only)	Total fines and fees	Total of the Debt	Negotiated fines and fees	Not included in amnesty settlement	Amnesty settlement	Status of unsettled items
R$	305,897	572,264	878,161	92,853		398,750
USD ¹	$80,499	$150,596	$231,095	$24,435		$104,934

R$	573,457	1,416,106	1,989,563	236,290	809,747		The new owner will continue
USD ¹	$150,910	$372,660	$523,569	$62,182	$213,091		litigation as it is expected to be decided in management favor

R$	6,081,597	10,638,172	16,719,769	1,903,665		7,985,262
USD ¹	$1,600,420	$2,799,519	$4,399,939	$500,964		$2,101,385

R$	402,071	876,589	1,278,660	139,858	541,929		The new owner will continue
USD ¹	$105,808	$230,681	$336,489	$36,805	$142,613		litigation as it is expected to be decided in management favor

Total R$	7,363,022	13,503,131	20,866,154	2,372,666	1,351,676	8,384,012
Total USD	$1,937,637	$3,553,456	$5,491,093	$624,386	$355,704	$2,206,319
Legal Fees						$50,000
Total Loan						$2,256,319

¹ USD amounts based on exchange rate of as of settlement on December 18, 2015 at 3.80. Values updated as of December 1, 2015, according to the Brazil internal finance department. Numbers may not add due to rounding.

Balance Sheet Treatment

The Company has reflected the above items on its January 31, 2015, balance sheet as follows:

		R$ millions	US$ millions
Liabilities of discontinued operations	Taxes payable	6.2	2.3

10. MAJOR SUPPLIER

Our largest supplier was Precision Fabrics Group from whom we purchased 9.5% and 7.8% of total purchases in FY16 and FY15. There were no vendors over 10% for either FY16 or FY15.

11. RELATED PARTIES AND TRANSACTIONS

The Company paid approximately $236,000 and $520,000 in FY16 and FY15, respectively, to a printing company owned in part by managers of the Company, which management believes these purchases were at fair value. On October 28, 2015 the relative managers of the Company resigned from the board of directors of the printing company, so that those are now independent.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

12. COMMITMENTS AND CONTINGENCIES

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

We comply with American laws such as the Foreign Corrupt Practices Act (FCPA) and Sarbanes-Oxley, and also with anti-corruption legislation in the UK.

Employment Contracts

The Company has employment contracts expiring through fiscal year ending January 31, 2019, with four principal officers. Pursuant to such contracts, the Company is committed to aggregate annual base remuneration of $1,077,500, $878,333, $513,333 and $268,750 for FY16, FY17, FY18 and FY19, respectively.

Leases

Total rental costs under all operating leases are summarized as follows:

	Gross rental	Rentals paid to related parties
Year ended January 31,
2016	$470,189	$0
2015	$420,000	$0

Minimum annual rental commitments for the remaining term of the Company’s noncancelable operating leases relating to manufacturing facilities, office space and equipment rentals at January 31, 2016, including lease renewals subsequent to year end, are summarized as follows:

Year ending January 31,

2017	$417,449
2018	231,848
2019	163,876
2020	71,686
2021	71,686
and thereafter	165,178

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

Litigation

The Company is involved in various litigation proceedings arising during the normal course of business which, though in the opinion of the management of the Company, will not have a material effect on the Company’s financial position and results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters.

Labor contingencies in Brazil

Lakeland Brazil, the Company’s former subsidiary, is currently named in numerous labor proceedings in Brazilian courts in which plaintiffs were seeking a total of nearly US $8,000,000 in damages from Lakeland Brazil. The Company believed many of these claims are without merit and the amount of damages being sought is significantly higher than any damages which may have been incurred. We estimate these claims can ultimately be resolved for less than US $278,000, but it is reasonably possible that the amount may be as high as US $500,000.  Subsequent to year end cases claiming nearly US $3,000,000 have been resolved with little or no payments required. Management believes the risk has been substantially reduced, but not yet eliminated.

The Company has accordingly recorded a liability of US $238,000 at January 31, 2016 as described in Note 15, the Transferee assumed these liabilities, as well as Lakeland Brazil’s VAT tax liabilities. See Note 15 for further description of this transaction.

13. Derivative Instruments and Foreign Currency Exposure

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

We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contract derivatives, not designated as hedging instruments, are generally settled quarterly. Gain and loss on those forward contracts are included in current earnings. There were no outstanding forward contracts at January 31, 2016 or 2015.

We enter cash flow hedge contracts with financial institutions to manage our currency exposure on future cash payments denominated in foreign currencies. The effective portion of gain or loss on cash flow hedge is reported as a component of accumulated other comprehensive income. The notional amount of these contracts was and $949,770 and $3,975,000 at January 31, 2016 and 2015, respectively. The corresponding income or loss is recorded in the consolidated statements of other comprehensive income (loss). The corresponding (liability) asset amounted to $(26,252) and $131,483 at January 31, 2016 and 2015, respectively.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

14. MANUFACTURING SEGMENT DATA

Domestic and international sales from continuing operations are as follows in millions of dollars:

	Fiscal Years Ended January 31, ($ millions)
	2016		2015
Domestic	$56.54	56.74%	$50.08	53.60%
International	$43.11	43.26%	43.34	46.40%
Total	$99.65	100.00%	$93.42	100.00%

We manage our operations by evaluating each of our geographic locations. Our US operations include our facilities in Alabama (primarily the distribution to customers of the bulk of our products and the light manufacturing of our chemical, reflective, and fire products). We also maintain three manufacturing companies in China (primarily disposable and chemical suit production) and a manufacturing facility in Mexico (primarily disposable, glove, woven and chemical suit production). Our China facilities produce the majority of the Company’s products and China generates a significant portion of the Company’s revenues. The Company owned a wovens manufacturing facility in Brazil which was discontinued in Q1FY16 and on July 31, 2015, the Company completed a closing of the transfer of stock of its wholly-owned subsidiary Lakeland Brazil, to the Transferee, a company owned by an existing Lakeland Brazil manager. The closing of this agreement was subject to Brazilian government approval of the share transfer, which was received in October 2015. The accounting policies of these operating entities are the same as those described in Note 1. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in Canada, Europe, Latin America, India, Russia, Kazakhstan and China, which sell and distribute products shipped from the United States, Mexico, India or China. The table below represents information about reported manufacturing segments for the years noted therein:

	Year Ended January 31
	2016 (in millions)	2015 (in millions)
Net Sales from continuing operations:
USA	$60.33	$54.54
Other foreign	13.32	14.59
Europe (UK)	14.53	14.41
Mexico	3.65	3.66
China	50.32	46.76
Corporate	1.71	2.34
Less intersegment sales	(44.21)	(42.88)
Consolidated sales	$99.65	$93.42
External Sales from continuing operations:
USA	$56.54	$50.08
Other foreign	12.85	13.12
Europe (UK)	14.52	14.40
Mexico	1.61	1.61
China	14.13	14.21
Consolidated external sales	$99.65	$93.42
Intersegment Sales from continuing operations:
USA	$3.79	$4.46
Other foreign	0.47	1.47
Europe (UK)	0.01	0.01
Mexico	2.04	2.05
China	36.19	32.55
Corporate	1.71	2.34
Consolidated intersegment sales	$44.21	$42.88

*Negative assets reflect intersegment accounts eliminated in consolidation

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

	Year Ended January 31
	2016 (in millions)	2015 (in millions)
Operating Profit (Loss) from continuing operations:
USA	$11.38	$7.27
Other foreign	(0.12)	0.33
Europe (UK)	2.65	2.17
Mexico	0.04	(0.28)
China	4.69	4.12
Corporate	(6.65)	(6.71)
Less intersegment profit	(0.18)	0.06
Consolidated operating profit (loss)	$11.81	$6.96
Interest Expense from continuing operations:
Other foreign	$0.13	$0.07
Europe (UK)	0.02	0.04
China	0.14	0.06
Corporate	0.50	1.52
Consolidated interest expense	$0.79	$1.69
Income Tax Expense (Benefit) from continuing operations:
Other foreign	$0.21	$0.09
Europe (UK)	0.49	0.46
Mexico	(0.21)	(0.08)
China	1.11	0.97
Corporate	1.56	(9.58)
Less intersegment	(0.04)	(0.05)
Consolidated income tax expense (benefit) from continuing operations	$3.12	$(8.19)
Depreciation and Amortization Expense from continuing operations:
USA	$0.15	$0.19
Other foreign	0.06	0.10
Europe (UK)	0.02	0.02
Mexico	0.12	0.06
China	0.38	0.23
Corporate	0.43	0.54
Less intersegment	(0.17)	(0.03)
Consolidated depreciation and amortization expense	$0.99	$1.11
Total Assets: *
USA	$48.18	$36.35
Other foreign	17.55	18.00
Europe (UK)	5.05	6.75
Mexico	4.25	4.20
China	29.92	33.04
India	(1.35)	(1.31)
Brazil (discontinued operations)	—	6.34
Corporate	37.18	70.33
Less intersegment	(52.52)	(80.49)
Consolidated assets	$88.26	$93.21

* Negative assets reflect intersegment accounts eliminated in consolidation

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

	Year Ended January 31
	2016	2015
	(in millions)	(in millions)
USA	$33.63	$30.14
Other foreign	9.91	10.32
Europe (UK)	5.03	6.75
Mexico	4.23	4.13
China	17.63	17.03
India	0.44	0.44
Brazil (discontinued operations)	—	6.33
Corporate	17.39	18.07
Consolidated assets	$88.26	$93.21
Property and Equipment (excluding assets held for sale at $1.1 million):
USA	$2.20	$2.30
Other foreign	1.57	1.77
Europe (UK)	0.06	0.07
Mexico	2.11	2.17
China	2.37	2.70
India	0.03	0.05
Corporate	1.00	1.20
Less intersegment	(0.07)	(0.12)
Consolidated long-lived assets	$9.27	$10.14
Capital Expenditures:
USA	$0.06	$0.05
Other foreign	0.08	0.05
Europe (UK)	—	0.03
Mexico	0.04	0.03
China	0.16	0.31
India	—	0.02
Corporate	0.50	0.44
Consolidated capital expenditure	$0.84	$0.93
Goodwill:
USA	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

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

Pursuant to the Amendment, the former officers agreed to fully and finally settle the Outstanding Amount owed by the Company for an aggregate lump sum payment of US $3.413 million, resulting in a gain of US $224,000 after allowing for imputed interest on the original Settlement Agreement. Within five days of receipt of such payment, the former officers provided to Lakeland Brazil the documents needed to have their lien securing payment of the Outstanding Amount removed on certain real estate owned by Lakeland Brazil and such lien was removed. The Amendment also contains a general release of claims by the former officers in favor of the Company and its past or present officers, directors, and other affiliates. The Company’s senior lender, Alostar Bank of Commerce, has consented to the transactions contemplated by the Amendment.

Shares Transfer Agreement

On July 31, 2015 (the “Closing Date”), Lakeland and Lakeland Brazil, completed a conditional closing of a Shares Transfer Agreement (the “Shares Transfer Agreement”) with Zap Comércio de Brindes Corporativos Ltda (“Transferee”), a company owned by an existing Lakeland Brazil manager, entered into on June 19, 2015. Pursuant to the Shares Transfer Agreement, the Transferee has acquired all of the shares of Lakeland Brazil owned by the Company. Pursuant to the Shares Transfer Agreement, Transferee paid R$1.00 to the Company and assumed all liabilities and obligations of Lakeland Brazil, whether arising prior to, on or after the Closing Date, including, without limitation (i) liabilities, such as severance obligations, in respect of the current and former employees of Lakeland Brazil, (ii) liabilities arising from any labor claims already existing or which may thereafter be filed against Lakeland Brazil and its current or former affiliates, officers and shareholders, (iii) liabilities with respect to taxes imposed on the Brazilian business, including Value Added Tax (“VAT”) tax liabilities, (iv) liabilities arising under leases, contracts, licenses or governmental permits pursuant to which Lakeland Brazil is a party or otherwise bound, (v) product warranty liabilities, product return obligations pursuant to any stock balancing program and rebates pursuant to any marketing program, to the extent such liabilities arose from sales of products made in the course of the Brazilian business, (vi) accounts payable of Lakeland Brazil, whether or not invoiced, and (vii) all other obligations and liabilities with respect to the Brazilian business of Lakeland Brazil (collectively, the “Brazilian Liabilities”). In order to help enable Lakeland Brazil to have sufficient funds to continue to operate for a period of at least two years following the Closing Date, the Company provided funding to Lakeland Brazil in the aggregate amount of US $1,130,000, in cash, in the form of a capital raise, and has agreed to provide an additional R$320,000 (approximately US $95,000) (the “Additional Amount”), in the form of a capital raise, to be utilized by Lakeland Brazil to pay off the Brazilian Liabilities and other potential contingent liabilities. Pursuant to the Shares Transfer Agreement, the Company paid R$992,000 (approximately US $320,000) of the Additional Amount, in cash, on July 1, 2015 and issued a non-interest bearing promissory note for the balance (R$582,000) (approximately US $188,000) on the Closing Date which was paid to Lakeland Brazil in two (2) installments of (i) R$288,300 (approximately US $82,000) which was paid on August 1, 2015, and (ii) R$294,500 (approximately US $84,000) on September 1, 2015.

In order to help enable Lakeland Brazil to have sufficient funds to continue to operate for a period of at least two years following the Closing Date, the Company provided funding to Lakeland Brazil in the aggregate amount of US $717,000, in cash, in the form of a capital raise, and agreed to provide an additional R$1,574,000 (approximately US $508,000) (the “Additional Amount”), in the form of a capital raise, to be utilized by Lakeland Brazil to pay off the Brazilian Liabilities and other potential contingent liabilities. Pursuant to the Shares Transfer Agreement, the Company paid R$992,000 (approximately US $320,000) of the Additional Amount, in cash, on July 1, 2015 and issued a non-interest bearing promissory note for the balance (R$582,000) (approximately US $188,000) on the Closing Date which was paid to Lakeland Brazil in two (2) installments of (i) R$288,300 (approximately US $93,000) which was paid on August 1, 2015, and (ii) R$294,500 (approximately US $95,000) on September 1, 2015. Such amounts were based on the currency rates on the date the Shares Transfer Agreement was signed, June 25, 2015; any differences to the actual amounts are insignificant. The Shares Transfer Agreement also provides that the Company shall fully fund any amounts owed by Lakeland Brazil in connection with certain existing labor claims by Lana dos Santos, as previously disclosed, and, in addition, all amounts potentially owed for future labor claims up to an aggregate amount of $375,000 (the “Cap”) and 60% of such amounts in excess of the Cap until the earlier of (i) the date all labor claims against Lakeland Brazil deriving from events which occurred prior to the Closing Date are settled, (ii) by mutual agreement of the Company and Lakeland Brazil or (iii) on the two (2) year anniversary of the Closing Date. As of January 31, 2016, $351,000 of this has been paid including the Lana Dos Santos case, all approximating the reserves set aside by the Company. With respect to continuing claims, $278,000 is being sought, of which management estimates the aggregate liability will be less than that amount.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

The Company believes that these amounts contributed to its now former subsidiary Lakeland Brazil will be more than offset by a benefit for USA taxes of approximately US $9.5 million generated by a worthless stock deduction for Brazil that the Company claimed on its corporate tax returns. Although the Company’s tax advisors believe that the worthless stock deduction is valid, there can be no assurance that the IRS will not challenge it and, if challenged, that the Company will prevail.

The closing of this agreement was subject to Brazilian government approval of the shares transfer, which was received in October 2015 (The “Final Closing Date”). Even after the Final Closing Date for transactions contemplated by the Shares Transfer Agreement, Parent may be exposed to certain liabilities arising in connection with the prior operations of Lakeland Brazil, including, without limitation, from lawsuits pending in the labor courts in Brazil and VAT taxes, as more fully described in Note 9. The Company understands that under the laws of Brazil, a concept of fraudulent bankruptcy exists, which may hold a parent company liable for the liabilities of its Brazilian subsidiary in the event some level of fraud or misconduct is shown during the period that the parent company owned the subsidiary. While the Company believes that there has been no such fraud or misconduct relating to the proposed transfer of stock of Lakeland Brazil and the transactions contemplated by the Shares Transfer Agreement, as evidenced by the Company’s funding support for continuing operations of Lakeland Brazil, there can be no assurance that the courts of Brazil will not make such a finding nonetheless. The risk of exposure to the Company continues to diminish as the Transferee continues to operate Lakeland Brazil, as the risk of a finding of fraudulent bankruptcy lessens and pre-sale liabilities are paid off. Should the Transferee operate Lakeland Brazil for a period of two years, the Company believes the risk of a finding of fraudulent bankruptcy is eliminated. The Company believes that the loan transaction with its former Brazilian subsidiary resulting in a substantial reduction of the VAT tax liability, as described in Note 9, significantly reduced such potential liability. The Shares Transfer Agreement, which is governed by United States law, contains customary representations, warranties and covenants of the parties for a transaction of this type. The Company and Transferee have agreed to indemnify each other from and against certain liabilities, subject to certain exceptions. Under the Shares Transfer Agreement, the Company will be subject to certain non-solicitation provisions for a period of two years following the Closing Date.

The Company estimated that the transactions involved with the completion of its exit from Brazil result in a loss of approximately $1.2 million (net of tax benefit of $0.7) reflected on its statement of operations and a decrease of approximately $0.5 million to stockholders equity as a result of recording the exit transactions. This included a reclassification of approximately $1.3 million from Accumulated Other Comprehensive Loss to the Statement of Operations and Retained Earnings which did not impact net stockholders equity. Further losses on the sale were reflected in Q4 FY16 as a result of the reserves against the loans related to the VAT taxes as described elsewhere in Note 9. Since this is a resolution of contingencies that arise from and that are directly related to the operations of the Brazil component prior to its disposal, it has been accounted for as discontinued operations.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

The following tables summarize the results of the Brazil business included in the statements of operations for the years ended January 31, 2016 and 2015, and balance sheets as of January 31, 2016 and January 31, 2015 as discontinued operations.

	Balance Sheet
	(000's)	(000's)
	January 31, 2016	January 31, 2015
Assets of discontinued operations:
Cash	$—	$53
Accounts receivable	—	888
Inventory	—	3,216
Other assets	—	634
Property/Equipment held for sale	—	1,544
Total assets of discontinued operations	$—	$6,335
Liabilities of discontinued operations:
Accounts payable	$—	$651
Accrued compensation and benefits	—	1,739
Other accrued expenses	—	1,163
Short term borrowings	—	688
Other liabilities	—	2,333
Total liabilities of discontinued operations	$—	$6,574

	Statement of Operations (000’s)
	Years Ended January 31,
	2016	2015*
Net sales from discontinuing operations	$869	$6,315
Gross profit from discontinuing operations	164	2,014
Operating expenses from discontinuing operations	763	4,016
Operating loss from discontinuing operations	(599)	(2,002)
Interest expense from discontinuing operations	256	665
Other (income) expense from discontinuing operations	2,683	169
Loss from operation of discontinuing operations (includes a $0.1 million tax benefit from Q1)	(3,538)	(2,836)
Non-cash reclassification of Other Comprehensive Income to Statement of Operations (no impact on stockholders’ equity)	(1,286)	—
Loss from disposal of discontinued operations	(515)	—
Loss before taxes for discontinued operations	(5,339)	(2,836)
Income tax benefit from discontinued operations	(1,403)	(149)
Net loss from discontinued operations	$(3,936)	$(2,687)
*Restated for discontinued operations

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

16.	UNAUDITED QUARTERLY RESULTS OF OPERATIONS (In thousands, except for per share amounts):

	1/31/2016	10/31/2015	7/31/2015	4/30/2015
Net sales from continuing operations	$20,473	$24,888	$29,465	$24,819
Gross profit from continuing operations	6,010	9,248	11,795	9,279
Earnings (loss) from continuing operations	(300)	3,192	5,700	3,220
Net income (loss) from continuing operations	(78)	2,120	3,588	2,160
Basic net earnings (loss) per share – continuing operations	(0.01)	0.29	0.50	0.31
Diluted net earnings (loss) per share – continuing operations	(0.01)	0.29	0.50	0.30

	1/31/2015	10/31/2014	7/31/2014	4/30/2014
Net sales from continuing operations	$25,306	$23,543	$22,812	$21,758
Gross profit from continuing operations	9,533	8,223	7,437	6,505
Earnings from continuing operations	3,022	1,283	1,798	858
Net income (loss) from continuing operations	11,925	(1,755)	562	354
Basic net earnings (loss) per share – continuing operations	1.69	(0.29)	0.09	0.06
Diluted net earnings (loss) per share – continuing operations	1.65	(0.29)	0.09	0.06

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

United States

As reported in the Company’s Current Report on Form 8-K filed on July 21, 2014, we engaged WeiserMazars LLP as our independent registered public accountants on July 16, 2014. On the same date, the Company dismissed Warren Averett, LLC (“Warren Averett”) as its independent registered public accountants, effective immediately. This change of independent registered public accountants was approved by our Audit Committee.

During the fiscal years ended January 31, 2013 and January 31, 2014, the Company had a disagreement with Warren Averett relating to the question of the classification of the following items as material weaknesses: (i) failure of internal controls over the international division (2013), (ii) failure to identify related party transactions (2014) and (iii) failure of entity level controls regarding international divisions (2014), each of which was resolved to the former accountant’s satisfaction. The Audit Committee discussed such disagreement with Warren Averett and the Company authorized Warren Averett to respond fully to the inquiries of the Company’s successor accountant, WeiserMazars LLP, concerning the subject matter of such disagreement. There were no other disagreements with Warren Averett on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Warren Averett, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. In addition, during that time there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The audit report of Warren Averett on the Company’s consolidated financial statements for the fiscal year ended January 31, 2014 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. The audit report of Warren Averett on the Company’s consolidated financial statements for the fiscal year ended January 31, 2014 contained an unqualified opinion with an emphasis of a matter. The audit report of Warren Averett on the Company’s consolidated financial statements for the fiscal year ended January 31, 2013 contained an opinion with an emphasis of a matter regarding the Company’s ability to continue as a going concern, which opinion was subsequently amended to remove such emphasis.

Warren Averett furnished the Company with a letter addressed to the SEC indicating that it agrees with the foregoing statements, except for certain statements with respect to which Warren Averett is not in a position to agree or disagree. A copy of this letter was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on July 21, 2014.

During the fiscal years ended January 31, 2013 and January 31, 2014, neither the Company, nor anyone on its behalf, consulted with WeiserMazars LLP regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, in connection with which either a written report or oral advice was provided to the Company that WeiserMazars LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

Brazil

As reported by the Company in its Current Report on Form 8-K filed on July 28, 2014, on July 23, 2014, ACAL Consultoria e Auditoria S/S Ltda. (“ACAL”), the independent registered public accounting firm for the Company’s former Brazilian subsidiary, Lake do Brasil Industria E Comercio de Roupas E Equipamentos de Protecao Individual LTDA (“Lakeland Brazil”), resigned effective with the engagement of Mazars Auditores Independentes S.S (“Mazars Brazil”) on the same date as Lakeland Brazil’s new independent registered public accounting firm. This change of independent registered public accountants was approved by our Audit Committee.

During the fiscal years ended January 31, 2013 and January 31, 2014, there were no disagreements with ACAL on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of ACAL, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. In addition, during that time there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The audit report of ACAL on Lakeland Brazil’s financial statements for the fiscal year ended January 31, 2014 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. The audit report of ACAL on the Lakeland Brazil’s financial statements for the fiscal year ended January 31, 2014 contained an unqualified opinion with an emphasis of a matter regarding certain tax matters. The audit report of ACAL on the Lakeland Brazil’s financial statements for the fiscal year ended January 31, 2013 contained an unqualified opinion with an emphasis of a matter regarding Lakeland Brazil’s ability to continue as a going concern.

ACAL furnished the Company with a letter addressed to the SEC indicating that it agrees with the foregoing statements, except for certain statements with respect to which ACAL is not in a position to agree or disagree. A copy of this letter was filed as Exhibit 16.1 to the Company’s current report on Form 8-K filed on July 28, 2014.

During the fiscal years ended January 31, 2013 and January 31, 2014, neither the Company, nor anyone on its behalf, consulted with Mazars Brazil regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Lakeland Brazil’s financial statements, in connection with which either a written report or oral advice was provided to the Company that Mazars Brazil concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

China

As disclosed by the Company in its Current Reports on Form 8-K filed on each of February 5, 2015 and March 26, 2015, RSM China (Shanghai), the former auditors of the Company’s China subsidiary Weifang Lakeland Safety Products Co., Ltd. (“Lakeland China”), merged its practice prior to November 2014 with Ruihua Certified Public Accountants (“Ruihua CPA”). As a result of the merger, Ruihua CPA became the successor auditors for Lakeland China on whom the Company’s principal independent registered public accounting firm has expressed reliance in its report.

Prior to the merger, neither the Company, nor anyone on its behalf, consulted with Ruihua CPA regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or Lakeland China’s financial statements, in connection with which either a written report or oral advice was provided to the Company that Ruihua CPA concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

On March 3, 2015, the Company was advised by Ruihua CPA that the firm’s policy (the “Policy”) prohibited a principal accountant from placing reliance on Ruihua CPA’s work, making reference to that effect in the principal accountants’ report and filing Ruihua CPA’s separate report in an annual report on Form 10-K or any other public filing.

As a result of this Policy, on March 20, 2015, the Company dismissed Ruihua CPA as the auditors for Lakeland China. The decision to dismiss Ruihua CPA was made and approved by the Audit Committee. In light of the abbreviated period of time for which Ruihua CPA was the auditors of Lakeland China, Ruihua CPA did not audit the financial statements of Lakeland China or issue any report for the past fiscal year ended January 31, 2015. Ruihua CPA, as the successor firm to RSM China (Shanghai), has reissued its report for the fiscal year ended January 31, 2014.

During the fiscal years ended January 31, 2013 and January 31, 2014 and during the period from February 1, 2015 to the date of dismissal, there were no disagreements with Ruihua CPA or RSM China (Shanghai) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Ruihua CPA or RSM China (Shanghai), would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. In addition, during that time there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Ruihua CPA furnished the Company with a letter addressed to the SEC indicating that it agrees with the foregoing statements, except for certain statements with respect to which Ruihua CPA is not in a position to agree or disagree. A copy of this letter was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on March 25, 2015.

Effective as of March 20, 2015, the Audit Committee engaged Shanghai Mazars Certified Public Accountants (“Mazars China”) as the new independent registered public accountants of Lakeland China and Lakeland (Beijing) Safety Products Co., Ltd (“Beijing”).

During the fiscal years ended January 31, 2013 and January 31, 2014 and through the interim period preceding the engagement of Mazars China, neither the Company, nor anyone on its behalf, consulted with Mazars China regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Lakeland China’s and Beijing’s financial statements, in connection with which either a written report or oral advice was provided to the Company that Mazars China concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of January 31, 2016. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2016.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2016. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon an evaluation performed, our management concluded that as of January 31, 2016 our internal control over financial reporting was effective. The following material weaknesses previously disclosed by us were fully remediated as a result the transfer of ownership interests of our subsidiary in Brazil as of July 31, 2015.

Brazil

Management determined in FY14 that we did not have adequate internal controls in place in Brazil which constituted a material weakness. The Company had operated without adequate cash resources in Brazil and our loan agreements in the USA precluded us from sending additional cash to Brazil. As a result, we were not able to invest funds in Brazil on internal controls until the operation could be returned to profitability. In FY14 we completely changed the senior management in Brazil and recruited and hired a new CEO specializing in turnaround situations who started in September 2013 and recruited a new CFO who started in February 2014. It was not possible to address the internal controls in Brazil until late in Q4 FY14 at which time the Company engaged an outside CPA firm in Brazil to review the internal controls and procedures.

Their report which was rendered March 29, 2014, concluded that the design of the activity/process controls did not meet the minimum requirements needed for information security controls. In addition, the report indicated that the controls resulted in high exposure in the areas of purchasing, accounting closing, sales, financial, production, payroll, and logistics. Extensive internal control work was performed in FY15, including travel by the then CFO and VP Finance to Brazil on a quarterly basis for financial review, and the hiring of a financial and operational consultant Multiplica who watched over the operations and cash flow and provided funding. Due to challenges that still existed in Brazil, management concluded that the material weaknesses in internal controls were not fully remediated until the sale of our Brazilian subsidiary in July 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes that occurred during Lakeland's fourth quarter of fiscal 2016 which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in July 2016, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2016. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information required in response to this Item is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in July 2016.

Our Board of Directors has adopted a Code of Ethics which is posted on the Company’s website at www.lakeland.com under the headings Investor Relations-Financial Information-Code of Ethics Policy 2015. We intend to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K regarding an amendment to, or a waiver from, the provision of our Code of Ethics by posting such information on our website within four business days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in July 2016.

Equity Compensation Plans

The following sets forth information relating to Lakeland’s equity compensation plans as of January 31, 2016:

2012 and 2015 Equity Plan:	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price per share of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders
Restricted stock grants - employees	72,999	$10.19	571
Matching award program	3,000	$4.97	—
Bonus in stock program - employees	2,500	$8.58	—
Retainer in stock program - directors	30,764	$9.92	—
Total Restricted Stock Plans	109,263	$9.93	571
Equity compensation plans not approved by security holders
Nonemployee Directors’ Option Plan(2)	5,000	$8.28	—
Total	114,263		571

(1)	At maximum levels
(2)	A description of this now expired plan is contained in Note 6 to the financial statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	(1) Financial Statements - Covered by Report of Independent Registered Public Accounting Firm

(A)	Consolidated Statements of Operations for the years ended January 31, 2016 and 2015

(B)	Consolidated Statements of Comprehensive Income for the years ended January 31, 2016 and 2015

(C)	Consolidated Balance Sheets at January 31, 2016 and 2015

(D)	Consolidated Statements of Stockholders’ Equity for the years ended January 31, 2016 and 2015

(E)	Consolidated Statements of Cash Flows for the years ended January 31, 2016 and 2015

(F)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule –All schedules are omitted because they are not applicable, not required or the required information is included in a consolidated financial statement or notes hereto.

(3)	Exhibits – See (b) below

b. Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 8-K filed April 14, 2014).

3.2	Bylaws of Lakeland Industries Inc., as amended (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 10-Q filed December 7, 2011).

4.1	2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc. Registration Statement on Form S-8 filed September 13, 2012).

4.2	2015 Stock Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc. Registration Statement on Form S-8 filed July 24, 2015).

4.3	Form of Registration Rights Agreement, dated October 24, 2014, by and among Lakeland Industries, Inc. and the several purchasers signatory thereto (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc.’s Form 8-K filed October 24, 2014).

10.1	Employment Agreement, dated April 16, 2010, between Lakeland Industries, Inc. and Christopher J. Ryan (incorporated by reference to Exhibit 10.5 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2010, filed April 16, 2010).

10.2	Lease Agreement, dated December 28, 2010, between Land Services, LLC, as lessor, and Lakeland Industries, Inc., as lessee (incorporated by reference to Exhibit 10.15 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2011).

10.3	Lakeland Industries, Inc. Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed June 29, 2012).

10.4

Lease Agreement, dated April 4, 2011, between Wallingfen Park Limited, as lessor, and Lakeland Industries, Inc., as lessee (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form

10-Q for fiscal quarter ended April 30, 2015).

10.5	Amendment for the Purchase of Debts, dated January 29, 2013 between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed February 22, 2013).

Exhibit No.	Description

10.6	Settlement Agreement between Lakeland and Elder Marcos Vieira da Conceição and Márcia Cristina Vieira daConceição Antunes (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 10-Q filed July 31, 2012).

10.7	Fixed Charge on Non-vesting Debts and Floating Charge, dated January 29, 2013 between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.2 to Lakeland Industries, Inc. Form 8-K filed February 22, 2013).

10.8	Standard Terms & Conditions for the debt provided by between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.3 to Lakeland Industries, Inc. Form 8-K filed February 22, 2013).

10.9	Loan and Security Agreement, dated June 28, 2013, by and among Lakeland Industries, Inc. and Lakeland Protective Wear Inc., as borrowers, and Alostar Bank of Commerce (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed July 1, 2013).

10.10	Amended and Restated Revolver Note, dated June 28, 2013, issued by Lakeland Industries, Inc. and Lakeland Protective Wear Inc., as borrowers, to Alostar Bank of Commerce (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed July 1, 2013).

10.11	Loan and Security Agreement, dated June 28, 2013, by and among Lakeland Industries, Inc. and Lakeland Protective Wear Inc., as borrowers, and LKL Investments, LLC (incorporated by reference to Exhibit 10.3 of Lakeland Industries, Inc.’s Form 8-K filed July 1, 2013).

10.12	Letter of Offer, effective as of September 27, 2013, between Lakeland Protective Real Estate Inc. and Business Development Bank of Canada (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed October 1, 2013).

10.13	General Security Agreement, effective as of September 27, 2013, between Lakeland Protective Real Estate Inc. and Business Development Bank of Canada (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed October 1, 2013).

10.14	Loan Agreement, dated March 27, 2014, between the China subsidiary of Lakeland Industries, Weifang Lakeland Safety Products Inc., Ltd, and Weifang Rural Credit Cooperative Bank (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed April 2, 2014).

10.15	Summary of Exhibit 10.14 in English (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc. Form 8-K filed April 2, 2014).

10.16	Employment Agreement, dated March 1, 2014, between Lakeland Industries, Inc. and Stephen M. Bachelder (incorporated by reference to Exhibit 10.27 of Lakeland Industries, Inc. Form 10-K filed April 28, 2014).

10.17	Loan Agreement dated October 11, 2014 between the China subsidiary of Lakeland Industries, Inc., Weifang Lakeland Safety Products Inc., Ltd., and Bank of China Anqiu Branch (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed October 14, 2014).

10.18	Securities Purchase Agreement, dated October 24, 2014, by and among Lakeland Industries, Inc. and the several purchasers signatory thereto (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed October 24, 2014).

10.19	Warrant to Purchase Common Stock, dated as of October 29, 2014, issued by Lakeland Industries, Inc. to Craig-Hallum Capital Partners LLC (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed October 30, 2014).

10.20	Amendment to Agreement for Purchase of Debts, dated effectively as of December 3, 2014 between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed December 8, 2014).

Exhibit No.	Description

10.21	Letter Agreement, dated December 5, 2014, between Lakeland Industries, Inc. and HSBC Invoice Finance (UK) Ltd. (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed December 8, 2014).

10.22	Loan Agreement, dated December 25, 2014, between the China subsidiary of Lakeland Industries, Inc., Weifang Lakeland Safety Products Inc., Ltd., and Chinese Rural Credit Cooperative Bank (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed December 30, 2014).

10.23	Summary of Exhibit 10.22 in English (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed December 30, 2014).

10.24	Contract of Sale, dated as of January 5, 2015, by and between Lakeland Industries, Inc., as seller, and Capitol Restoration Dry Cleaners, Inc., as purchaser (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed January 5, 2015).

10.25	Loan Agreement, dated March 25, 2015, between Weifang Lakeland Safety Products Inc., Ltd. and Chinese Rural Credit Cooperative Bank (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed March 30, 2015).

10.26	Summary of Exhibit 10.25 in English (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc. Form 8-K filed March 30, 2015).

10.27	First Amendment, dated as of March 31, 2015, to Loan and Security Agreement, dated as of June 28, 2013, by and among Lakeland Industries, Inc. and Lakeland Protective Wear Inc., as borrowers, and Alostar Bank of Commerce (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed April 2, 2015).

10.28	Costs Associated with Exit or Disposal Activities. Lakeland Announces it determination to exit the Brazilian market (incorporated by reference to Exhibit 99.1 of Lakeland Industries, Inc. Form 8-K filed April 30, 2015).

10.29	Lease Agreement, dated May 15, 2015, between J & L Property Investors, LLC, as Landlord and Lakeland Industries, Inc., as tenant (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc. Form 10-Q for fiscal quarter ended April 30, 2015).

10.30	Second Amendment, dated as of June 3, 2015, to Loan and Security Agreement, dated as of June 28, 2013 and amended on March 31, 2015, by and among Lakeland Industries, Inc. and Lakeland Protective Wear Inc., as borrowers, and Alostar Bank of Commerce (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed June 8, 2015).

10.31*	Lease Agreement, dated June 1, 2015, between China National Pulp and Paper Research Institute as lessor, and Lakeland (Beijing) Safety Products, Co., Ltd., as lessee.

10.32*	Summary of Exhibit 10.31 in English.

10.33*	Lease Agreement, dated June 1, 2015, between China National Pulp and Paper Research Institute as lessor, and Lakeland (Beijing) Safety Products, Co., Ltd., as lessee.

10.34*	Summary of Exhibit 10.33 in English.

10.35	Amendment, dated effective as of June 18, 2015, to Settlement Agreement, dated as of September 11, 2012 (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed June 22, 2015).

10.36*	Lease Agreement, dated June 19, 2015, between China Tiesiju Civil Engineering Group Co., Ltd. as lessor, and Lakeland (Beijing) Safety Products, Co., Ltd., as lessee.

10.37*	Summary of Exhibit 10.36 in English.

Exhibit No.	Description

10.38	Shares Transfer Agreement, dated as of June 19, 2015, by and among Lakeland Industries, Inc., Brasil Industria E Comercio de Roupas E Equipamentos de Protecao Individual Ltda, Zap Comércio de Brindes Corporativos Ltda and Jack Nemer (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed June 25, 2015).

10.39	On July 8, 2015, the stockholders of Lakeland Industries, Inc. approved the Lakeland Industries, Inc. 2015 Stock Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc. Form 8-K filed July 8, 2015).

10.40	Consulting Agreement, effective as of July 17, 2015, between Lakeland Industries, Inc. and Gary Pokrassa (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed July 23, 2015).

10.41	Employment Agreement, dated August 26, 2015, between Lakeland Industries, Inc. and Charles D. Roberson (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc. Form 8-K filed August 31, 2015).

10.42	Loan Agreement, dated September 21, 2015, between Weifang Lakeland Safety Products Inc., Ltd. and Chinese Rural Credit Cooperative Bank (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed September 25, 2015).

10.43	Summary of Exhibit 10.42 in English (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc. Form 8-K filed September 25, 2015).

10.44	Loan Agreement, dated October 10, 2015, between Weifang Lakeland Safety Products Inc., Ltd. and Bank of China Anqui Branch (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed October 15, 2015).

10.45	Summary of Exhibit 10.45 in English (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc. Form 8-K filed October 15, 2015).

10.46*	Lease Agreement, dated November 2, 2015, between M/S. S.D. International, as lessor and Lakeland Gloves and Safety Apparel Pvt. Ltd, as lessee.

10.47	Employment Agreement, dated November 10, 2015, between Lakeland Industries, Inc. and Teri W. Hunt (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed November 12, 2015).

10.48	Loan Agreement, dated December 1, 2015, between Weifang Lakeland Safety Products Inc., Ltd. and Chinese Rural Credit Cooperative Bank (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed December 7, 2015).

10.49	Summary of Exhibit 10.49 in English (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc. Form 8-K filed December 7, 2015).

10.50*	Lease Agreement, dated December 1, 2015, between Tamash S.S., as lessor, and Lakeland Argentina, SRL, as lessee.

10.51*	Summary of Exhibit 10.50 in English.

10.52	Loan Agreement for VAT Payment, dated December 11, 2015, between Lakeland Industries, Inc. and Lake Brasil Industria E Comercio De Roupas E Equipamentos De Protecao Individual LTDA (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed December 17, 2015).

10.53	Third Amendment, dated as of December 11, 2015, to Loan and Security Agreement, dated as of June 28, 2013, by and among Lakeland Industries, Inc. and Lakeland Protective Wear Inc., as borrowers, and Alostar Bank of Commerce (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc. Form 8-K filed December 17, 2015).

Exhibit No.	Description

10.54	Amendment to Agreement for Purchase of Debts, dated effectively as of December 31, 2015 between Lakeland Industries Europe Ltd. and HSBC Invoice Finance (UK) Limited (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed December 8, 2014).

10.55*	Lease Agreement, dated February 5, 2016, between Safety Pro, LLC, as lessor and Lakeland Industries, Inc. as lessee.

14.1*	Lakeland Industries, Inc. Code of Ethics, as amended on June 19, 2015.

16.1	Letter of Warren Averett, LLC to the Securities and Exchange Commission, dated July 21, 2014 (incorporated by reference to Exhibit 16.1 of Lakeland Industries, Inc. Form 8-K filed July 21, 2014).

16.2	Letter of Ruihua Certified Public Accounts to the Securities and Exchange Commission, dated March 20, 2015 (incorporated by reference to Exhibit 16.1 of Lakeland Industries, Inc. Form 8-K filed March 26, 2015).

21	Subsidiaries of Lakeland Industries, Inc. (wholly owned) and jurisdictions of incorporation:

Lakeland Protective Wear, Inc.	Ontario
Lakeland Protective Real Estate	Ontario
Laidlaw, Adams & Peck, Inc. and Subsidiary	Delaware
(Weifang Meiyang Protective Products Co., Ltd.)
Weifang Lakeland Safety Products Co., Ltd.	An Qiu City, Shandong
Industrias Lakeland S.A. de C.V.	Zacatecas, Mexico
Lakeland Gloves and Safety Apparel Private Ltd.	New Delhi, India
Lakeland Industries Europe Ltd.	Cardiff, UK
Weifang Meiyang Protective Products Co., Ltd	An Qiu City, Shandong
Lakeland (Beijing) Safety Products, Co., Ltd.	Beijing & Shanghai China
Lakeland Chile, LLC	Santiago, Chile
Lakeland Argentina, SRL	Buenos Aires, Argentina
Art Prom, LLC	Ust-Kamenogorsk, Kazakhstan
RussIndProtection, Ltd.	Moscow, Russia
Lakeland (Hong Kong) Trading Co., Ltd.	Hong Kong
Indian & Pan Pacific Sales Limited	Hong Kong

23.1*	Consent of WeiserMazars LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Mazars Auditores Independentes, Independent Registered Public Accounting Firm

23.3*	Consent of Shanghai Mazars Certified Public Accountants, Independent Registered Public Accounting Firm

23.4*	Consent of Shanghai Mazars Certified Public Accountants, Independent Registered Public Accounting Firm

Exhibit No.	Description

31.1*	Certification of Christopher J. Ryan, Chief Executive Officer, President and Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Teri W. Hunt, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Christopher J. Ryan, Chief Executive Officer, President and Secretary, pursuant to Section 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Teri W. Hunt, Chief Financial Officer, pursuant to Section 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculations Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentations Document

*	Filed herewith

_________________SIGNATURES_________________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 21, 2016

LAKELAND INDUSTRIES, INC.

	By:	/ s / Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Duane W. Albro	Chairman of the Board	April 21, 2016
Duane W. Albro

/s/ Christopher J. Ryan	Chief Executive Officer, President,	April 21, 2016
Christopher J. Ryan	Secretary and Director
(Principal Executive Officer)

/s/ Teri W. Hunt	Chief Financial Officer	April 21, 2016
Teri W. Hunt	(Principal Financial and Accounting Officer)

/s/ Stephen M. Bachelder	Chief Operating Officer	April 21, 2016
Stephen M. Bachelder

/s/ A. John Kreft	Director	April 21, 2016
A. John Kreft

/s/ Thomas McAteer	Director	April 21, 2016
Thomas McAteer