Form 10-Q
period 2016-04-30
LAKELAND INDUSTRIES INC
filed 2016-06-14
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Nonaccelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 14, 2016
Common Stock, $0.01 par value per share	7,254,999 shares

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

The forward-looking statements in this Form 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	in our two most recently ended fiscal quarters, we incurred losses before taxes from continuing operations and there is no assurance that we will return to profitability;
•	the risk that we will not generate sufficient additional sales to justify our expansion of activities from the net proceeds of the October 2014 private placement;
•	our ability to obtain additional funds, if necessary;
•	we are subject to risk as a result of our international manufacturing operations;
•	our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates;
•	we deal in countries where corruption is an obstacle;
•	we have experienced material weaknesses in internal controls in the past and although we believe such weaknesses have been remediated, there can be no assurance that such weaknesses will not occur in the future;
•	there is no assurance that our disposition of our Brazilian subsidiary will be entirely successful in that we may continue to be exposed to certain liabilities in connection with the operations of such company. In addition, while the Company’s tax advisors believe that the worthless stock deduction taken by the Company in connection therewith is valid, there can be no assurance that the IRS will not challenge it and, if challenged, that the Company will prevail.
•	rapid technological change could negatively affect sales of our products, inventory levels and our performance;
•	we must estimate customer demand because we do not have long-term commitments from many of our customers, and errors in our estimates could negatively impact our inventory levels and net sales;
•	our operations are substantially dependent upon key personnel;
•	we rely on a limited number of suppliers and manufacturers for specific fabrics, and we may not be able to obtain substitute suppliers and manufacturers on terms that are as favorable, or at all, if our supplies are interrupted;
•	our inability to protect our intellectual property;
•	we face competition from other companies, a number of which have substantially greater resources than we do;
•	some of our sales are to foreign buyers, which exposes us to additional risks;
•	a significant reduction in government funding for preparations for terrorist incidents could adversely affect our net sales;

•	we may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims;
•	our directors and executive officers have the ability to exert significant influence on us and on matters subject to a vote of our stockholders;
•	our failure to realize anticipated benefits from acquisitions, divestitures or restructurings, or the possibility that such acquisitions, divestitures or restructurings could adversely affect us;
•	our ability to make payments on our indebtedness and comply with the restrictive covenants therein;
•	covenants in our credit facilities may restrict our financial and operating flexibility;
•	the other factors referenced in this Form 10-Q, including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2016 Form 10-K.

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

Three Months Ended April 30, 2016 and 2015

	Three Months Ended
	April 30,
	($000’s) except for share information
	2016	2015

Net sales from continuing operations	$20,369	$24,819
Cost of goods sold from continuing operations	13,593	15,540
Gross profit from continuing operations	6,776	9,279
Operating expenses from continuing operations	6,607	6,059
Operating profit from continuing operations	169	3,220
Other income (loss), net from continuing operations	8	15
Interest expense from continuing operations	198	183
(Loss) Income before taxes from continuing operations	(21)	3,052
Income tax (benefit) expense from continuing operations	(24)	892
Net income from continuing operations	$3	$2,160
Net loss from discontinued operations	—	(931)
Net income	$3	$1,229
Net income (loss) per common share – Basic:
Income from continuing operations	$0.00	$0.31
Loss from discontinued operations	$0.00	$(0.14)
Net income	$0.00	$0.17
Net income (loss) per common share – Diluted:
Income from continuing operations	$0.00	$0.30
Loss from discontinued operations	$0.00	$(0.13)
Net income	$0.00	$0.17
Weighted average common shares outstanding:
Basic	7,254,162	7,062,144
Diluted	7,324,583	7,235,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three months ended April 30, 2016 and 2015

	Three Months Ended
	April 30,
	($000’s)
	2016	2015

Net income	$3	$1,229
Other comprehensive income (loss):
Cash flow hedge in China	26	75
Cash flow hedge in United Kingdom	—	40
Foreign currency translation adjustments:
Lakeland Brazil, S.A.	—	193
Canada	67	52
United Kingdom	119	(106)
China	105	49
Russia	115	41
Kazakhstan	36	—
Other comprehensive income	468	344
Comprehensive income	$471	$1,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

April 30, 2016 and January 31, 2016

	April 30,	January 31,
	2016	2016
	($000’s)
ASSETS
Current assets
Cash and cash equivalents	$10,331	$7,022
Accounts receivable, net of allowance for doubtful accounts of $541 and $593 at April 30, 2016 and January 31, 2016, respectively	11,649	11,476
Inventories, net of reserves of $2,347 and $2,566 at April 30, 2016 and January 31, 2016, respectively	38,891	40,841
Deferred income taxes	1,707	1,555
Prepaid VAT tax	1,177	1,143
Other current assets	2,848	1,635
Total current assets	66,603	63,672
Property and equipment, net	9,141	9,268
Assets held for sale	1,101	1,101
Deferred income tax, noncurrent	12,783	12,783
Prepaid VAT and other taxes	377	377
Security deposits	99	93
Intangibles, prepaid bank fees and other assets, net	62	95
Goodwill	871	871
Total assets	$91,037	$88,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,366	$4,254
Accrued compensation and benefits	846	1,157
Other accrued expenses	1,197	1,575
Liabilities of discontinued operations in Brazil	207	238
Current maturity of long-term debt	50	50
Short-term borrowing	3,198	3,226
Borrowings under revolving credit facility	9,281	9,458
Total current liabilities	22,145	19,958
Long-term portion of Canada loan	768	691
VAT taxes payable long term	8	95
Total liabilities	22,921	20,744
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $.01 par; authorized 10,000,000 shares, Issued 7,611,440 and 7,610,603; outstanding 7,254,999 and 7,254,162 at April 30, 2016 and January 31, 2016, respectively	76	76
Treasury stock, at cost; 356,441 shares at April 30, 2016 and January 31, 2016	(3,352)	(3,352)
Additional paid-in capital	64,597	64,468
Retained earnings	8,511	8,508
Accumulated other comprehensive loss	(1,716)	(2,184)
Total stockholders' equity	68,116	67,516
Total liabilities and stockholders' equity	$91,037	$88,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

Three months ended April 30, 2016

($000’s)

except for share information

					Additional		Accumulated Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
Balance, January 31, 2016	7,610,603	$76	(356,441)	$(3,352)	$64,468	$8,508	$(2,184)	$67,516

Net income	—	—	—	—	—	3	—	3
Other comprehensive income	—	—	—	—	—	—	468	468
Stock-based compensation:
Restricted stock issued	837	—	—	—	—	—	—	—
Restricted Stock Plan	—	—	—	—	130	—	—	130
Return of shares in lieu of payroll tax withholding	—	—	—	—	(1)	—	—	(1)
Balance, April 30, 2016	7,611,440	$76	(356,441)	$(3,352)	$64,597	$8,511	$(1,716)	$68,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three Months Ended April 30, 2016 and 2015

	For the Three Months Ended April 30,
	2016	2015
Cash flows from operating activities:
Net income	$3	$1,229
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for inventory obsolescence	(219)	7
Provision for doubtful accounts	(53)	90
Deferred income taxes current	(153)	128
Deferred taxes long-term	(87)	70
Depreciation and amortization	287	246
Stock based and restricted stock compensation	130	127
Loss on disposal of fixed assets	31	—
Interest expense resulting from Arbitration Award	—	16
(Increase) decrease in operating assets
Accounts receivable	50	(1,630)
Inventories	2,425	(2,471)
Prepaid VAT taxes and other current assets	(34)	501
Other current assets	(1,169)	(714)
Assets of discontinued operations	—	(672)
Increase (decrease) in operating liabilities
Accounts payable	3,010	828
Accrued expenses and other liabilities	(727)	77
Arbitration award in Brazil	—	(250)
Net cash used by the sales of Brazil	(31)	—
Liabilities of discontinued operations	—	871
Net cash provided by (used in) operating activities	3,463	(1,547)
Cash flows from investing activities:
Purchases of property and equipment	(30)	(307)
Cash flows from financing activities:
Net borrowings under credit agreement (revolver)	(177)	3,024
Canada loan repayments	(6)	(6)
Argentina borrowings	—	269
Argentina repayments	(54)	—
UK borrowings, net	20	569
China borrowings	1,300	1,302
China repayments	(1,275)	(1,295)
Shares returned to pay employee taxes under restricted stock program	(1)	(41)
Net cash (used in) provided by financing activities	(193)	3,822
Effect of exchange rate changes on cash	69	44
Net increase in cash and cash equivalents	3,309	2,012
Cash and cash equivalents at beginning of year	7,022	6,709
Cash and cash equivalents at end of year	$10,331	$8,721

(in $000)	Q1FY17	Q1FY16
Cash paid for interest	$198	$184
Cash paid for taxes	$132	$604

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business

Lakeland Industries, Inc. and Subsidiaries (“Lakeland” or the “Company”), a Delaware corporation organized in April 1986, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing market. The principal market for the Company’s products is in the United States. No customer accounted for more than 10% of net sales during the three month periods ending April 30, 2016 and 2015. In April 2015, the Company decided to exit operations in Brazil. See Note 17 for further description.

2.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the condensed consolidated financial information required herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended January 31, 2016.

Our consolidated financial statements have been prepared using the accrual method of accounting in accordance with US GAAP.

The results of operations for the three month period ended April 30, 2016 are not necessarily indicative of the results to be expected for the full year.

In this Form 10-Q, (a) “FY” means fiscal year; thus, for example, FY17 refers to the fiscal year ending January 31, 2017, (b) “Q” refers to quarter; thus, for example, Q1 FY17 refers to the first quarter of the fiscal year ending January 31, 2017, (c) “Balance Sheet” refers to the condensed consolidated balance sheet and (d) “Statement of Operations" refers to the condensed consolidated statement of operations.

3.	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4.	Inventories

Inventories of continuing operations consist of the following (in $000s):

	April 30, 2016	January 31, 2016

Raw materials	$14,694	$15,435
Work-in-process	1,276	784
Finished goods	22,921	24,622
	$38,891	$40,841

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

The following table sets forth the computation of basic and diluted earnings per share for “income from continuing operations” at April 30, 2016 and 2015, as follows:

	Three Months Ended
	April 30, (in $000s)
	2016	2015
Numerator
Net income from continuing operations	$3	$2,160
Net income (loss) from discontinued operations	—	(931)
Net income	$3	$1,229
Denominator
Denominator for basic earnings per share (weighted-average shares which reflect 356,441 shares in the treasury as a result of the stock repurchase program that ended in 2011, and 0 and 566,015 weighted average common equivalents relating to the warrant issued with the FY14 subordinated debt financing)	7,254,162	7,062,144
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	70,421	173,241
Denominator for diluted earnings per share (adjusted weighted average shares)	7,324,583	7,235,385
Basic earnings per share from continuing operations	$0.00	$0.31
Basic earnings per share from discontinued operations	$0.00	$(0.14)
Basic earnings per share	$0.00	$0.17
Diluted earnings per share from continuing operations	$0.00	$0.30
Diluted earnings per share from discontinued operations	$0.00	$(0.13)
Diluted earnings per share	$0.00	$0.17

6.	Long-Term Debt and Subsequent Event

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

On June 3, 2015, the Borrowers entered into a Second Amendment (the “Second Amendment”) to the Senior Loan Agreement. The primary purposes of the Second Amendment are to (i) modify the definition of Permitted Asset Disposition to provide the Company with the ability to transfer the stock of the Company’s then wholly-owned Brazilian subsidiary, Lake Brasil Indústria e Comércio de Roupas e Equipamentos de Proteção Individual Ltda. (“Lakeland Brazil”), and (ii) allow the Borrowers to transfer funds to Lakeland Brazil for the specific purposes of settling arbitration claims, paying contractual expenses, and paying expenses incurred in connection with a transfer of the stock of Lakeland Brazil so long as, after giving effect to any such transfer, the amount Borrowers have as excess availability under the revolver loans, excluding the $15 million facility cap for this purpose only, calculated pursuant to and under the Senior Loan Agreement, is at least $3.0 million. Also, as part of the Second Amendment, Lender consented to the sale of the Company’s corporate offices in Ronkonkoma, New York on the condition that the net cash proceeds from the sale in the amount of at least $450,000 are used by the Company to pay down the Borrower’s obligations to Lender under the Senior Loan Agreement.

On October 29, 2014, with the proceeds from a private placement of 1,110,000 shares of its common stock, the Company repaid in full subordinated debt issued in June 2013, together with a warrant to purchase common stock of the Company. The early extinguishment of the subordinated debt resulted in a one-time pretax non-cash charge of approximately $1.6 million for the remaining unamortized original issue discount on the subordinated debt and a pretax non-cash charge of approximately $0.6 million for the remaining unamortized fees paid at the closing of the subordinated debt financing. These charges were included in the Company’s financial results for the third fiscal quarter ended October 31, 2014 and the fiscal year ended January 31, 2015. The $0.6 million of unamortized fees attributable to the Senior Debt will remain on the Company’s books and continue to be amortized over the remaining term of the Senior Debt through June 2017 as amended.

The following is a summary of the material terms of the Senior Credit Facility:

$15 million Senior Credit Facility

•	Borrowers are Lakeland Industries, Inc. and its Canadian operating subsidiary Lakeland Protective Wear Inc.
•	Borrowing pursuant to a revolving credit facility subject to a borrowing base calculated as the sum of:
o	85% of eligible accounts receivable as defined
o	The lesser of 60% of eligible inventory as defined or 85% of net orderly liquidation value of inventory
o	In transit inventory in bound to the US up to a cap of $1,000,000
o	Receivables and inventory held by the Canadian operating subsidiary to be included, up to a cap of $2 million of availability
•	On April 30, 2016, there was $5.7 million available under the senior credit facility.
•	Collateral
o	A perfected first security lien on all of the Borrowers United States and Canadian assets, other than its Mexican plant and the Canadian warehouse
o	Pledge of 65% of Lakeland Industries, Inc. stock in all foreign subsidiaries other than 100% pledge of stock of its Canadian subsidiaries
•	Collection
o	All customers of Borrowers must remit to a lockbox controlled by Senior Lender or into a blocked account with all collection proceeds applied against the outstanding loan balance.
•	Maturity
o	An initial term of three years from June 28, 2013 (the “Closing Date”), which has been extended to June 28, 2017 pursuant to the Amendment
o	Prepayment penalties of 2% if prior to the second anniversary of the Closing Date and 1% thereafter
•	Interest Rate
o	Rate equal to LIBOR rate plus 525 basis points, reduced to 325 basis points on March 31, 2015 per the Amendment
o	Rate at April 30, 2016 of 4.25% per annum

o	Floor rate of 6.25%, reduced to 4.25% on March 31, 2015 per annum per the Amendment
•	Fees: Borrowers shall pay to the Lender the following fees:
o	Origination fee of $225,000, paid on the Closing Date and being amortized over the term of loans and is included in “intangibles, prepaid bank fees and other assets, net” in the accompanying condensed consolidated balance sheet
o	0.50% per annum on unused portion of commitment
o	A non-refundable collateral monitoring fee in the amount of $3,000 per month
o	All legal and other out of pocket costs
•	Financial Covenants
o	Borrowers covenanted that, from the Closing Date until the commitment termination date and full payment of the obligations to Senior Lender, Lakeland Industries, Inc. (the parent company), together with its subsidiaries on a consolidated basis, excluding its Brazilian subsidiary (which has since been transferred to a third party), shall comply with the following additional covenants:

•	Fixed Charge Coverage Ratio. At the end of each fiscal quarter of Borrowers, Borrowers shall maintain a Fixed Charge Coverage Ratio of not less than 1.1 to 1.00 for the four quarter period then ending.
•	Minimum Quarterly Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Borrowers shall achieve, on a rolling four quarter basis excluding the operations of the Borrower’s then Brazilian subsidiary, EBITDA of not less than $4.1 million.
•	Capital Expenditures. Borrowers shall not during any fiscal year make capital expenditures in an amount exceeding $1 million in the aggregate.
•	The Company is in compliance with all loan covenants of the Senior Debt at April 30, 2016.
•	Other Covenants
o	Standard financial reporting requirements as defined
o	Limitation on amounts that can be advanced to or on behalf of Brazilian operations, limited to one aggregate total of $200,000 for the term of the loan
o	Limitation on total net investment in foreign subsidiaries of a maximum of $1.0 million per annum

Borrowings in UK

On December 31, 2014, the Company and its UK subsidiary amended the terms of its existing financing facility with HSBC Bank to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million) to £1,500,000 (approximately USD $2.3 million), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. There was nothing outstanding under this facility at April 30, 2016. The per annum interest rate was 3.44% and the term was for a minimum period of one year renewable on December 19, 2016. On December 31, 2015, Lakeland Industries Europe, Ltd., a wholly owned subsidiary of Lakeland Industries, Inc., entered into an extension of the maturity date of its existing financing facility with HSBC Invoice Finance (UK) Ltd. to December 19, 2016. Other than the extension of the maturity date, all other terms of the facility as previously reported by the Company in its Current Report on Form 8-K dated December 3, 2014 remain the same.

Canada Loans

In September 2013, the Company refinanced its loan with the Development Bank of Canada (BDC) for a principal amount of approximately Canadian and US $1.1 million (based on exchange rates at time of closing). Such loan is for a term of 240 months at an interest rate of 6.45% per annum with fixed monthly payments of approximately US $6,048 (C$8,169) including principal and interest. It is collateralized by a mortgage on the Company's warehouse in Brantford, Ontario. The amount outstanding at April 30, 2016 is C$1,026,756 which is included as US $767,937 long term borrowings on the accompanying condensed consolidated balance sheet, net of current maturities of US $50,000.

China Loan

On March 28, 2016 Weifang Lakeland Safety Products Co., Ltd., (“WF”), the Company’s Chinese subsidiary and Chinese Rural Credit Cooperative Bank (“CRCCB”) completed an agreement for WF to obtain a line of credit for financing in the amount of US $1.3 million, with interest at 120% of the benchmark rate supplied by CRCCB (which is currently 4.6% per annum). The effective per annum interest rate is currently 5.35%. The loan is collateralized by inventory owned by WF. CRCCB had hired a professional firm to supervise WF’s inventory flow. The balance under this loan outstanding at April 30, 2016 was US $1.3 million and is included in short-term borrowings on the condensed consolidated balance sheet. The line of credit is due within a one year period.

On December 1, 2015 WF and CRCCB completed an agreement for WF to obtain a line of credit for financing in the amount of RMB 6,000,000 (approximately USD $0.9 million), with interest at 120% of the benchmark rate supplied by CRCCB (which is currently 4.6% per annum). The effective per annum interest rate is currently 5.52%. The loan is collateralized by inventory owned by WF. CRCCB had hired a professional firm to supervise WF’s inventory flow. The balance under this loan outstanding at April 30, 2016 was USD $0.9 million and is included in short-term borrowings on the condensed consolidated balance sheet. The line of credit is due within a one year period.

On October 10, 2015, WF and Bank of China Anqiu Branch completed an agreement for WF to obtain a line of credit for financing in the amount RMB 5,000,000 (approximately USD $0.8 million). The effective per annum interest rate is currently 7%. The loan is collateralized by inventory owned by WF. The balance under this loan outstanding at April 30, 2016 was RMB 5,000,000 (approximately USD $0.8 million) and is included in short-term borrowings on the condensed consolidated balance sheet. The line of credit is due within a one year period.

Argentina Loan

In April 2015, the Company’s Argentina subsidiary was granted a $300,000 line of credit denominated in Argentine pesos, pursuant to a standby letter of credit granted by the parent company. There are several drawdowns each with six month terms at an annual rate of 34%. The balance under this loan outstanding at April 30, 2016 was US $0.2 million and is included in short-term borrowings on the condensed consolidated balance sheet.

7.	Major Supplier

No supplier accounted for more than 10% of cost of sales during the three-month period ended April 30, 2016 and 2015.

8.	Employee Stock Compensation

The 2012 and 2015 Plans

At the Annual Meeting of Stockholders held on July 8, 2015, the Company’s stockholders approved the Lakeland Industries, Inc. 2015 Stock Plan (the “2015 Plan”). The executive officers and all other employees and directors of the Company and its subsidiaries are eligible to participate in the 2015 Plan. The 2015 Plan is currently administered by the compensation committee of the Company’s Board of Directors (“Committee”), except that with respect to all non-employee director awards, the Committee shall be deemed to include the full Board. The 2015 Plan authorizes the issuance of awards of restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. The 2015 Plan also permits the grant of awards that qualify for “performance-based compensation” within the meaning of Section 162(m) of the U.S. Internal Revenue Code. The aggregate number of shares of the Company’s common stock that may be issued under the 2015 Plan may not exceed 100,000 shares. Awards covering no more than 20,000 shares of common stock may be awarded to any plan participant in any one calendar year. Under the 2015 Plan, as of April 30, 2016, the Company granted awards for up to an aggregate of 99,429 restricted shares assuming maximum award levels are achieved.

The 2015 Plan, which terminates in July 2017, is the successor to the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). The Company’s 2012 Plan authorized the issuance of up to a maximum of 310,000 shares of the Company’s common stock to employees and directors of the Company and its subsidiaries in the form of restricted stock, restricted stock units, performance shares, performance units and other share-based awards. Under the 2012 Plan, as of April 30, 2016, the Company issued 287,490 fully vested shares of common stock and 8,897 restricted shares which will continue to vest according to the terms of the 2012 Plan.

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

As of April 30, 2016, unrecognized stock-based compensation expense related to share-based stock awards totaled $8,507 pursuant to the 2012 Plan and $633,241 pursuant to the 2015 Plan, before income taxes, based on the maximum performance award level. Such unrecognized stock-based compensation expense related to restricted stock awards totaled $8,507 for the 2012 Plan and $335,682 for the 2015 Plan at the baseline performance level. The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years for the 2012 Plan and two years for the 2015 Plan. The performance based awards are not considered stock equivalents for earnings per share (“EPS”) calculation purposes.

The Company recognized total stock-based compensation costs of $130,443 and $127,652 for the three months ended April 30, 2016 and 2015, respectively, of which $3,795 and $127,652 result from the 2012 Plan, and $126,648 and $0 result from the 2015 Plan. These amounts are reflected in operating expenses. The total income tax benefit recognized for stock-based compensation arrangements was $46,960 and $45,955 for the three- months ended April 30, 2016 and 2015, respectively.

Shares under 2015 and 2012 Stock Plan	Outstanding Unvested Grants at Maximum at Beginning of FY17	Granted during FY17 through April 30, 2016	Becoming Vested during FY17 through April 30, 2016	Forfeited during FY17 through April 30, 2016	Outstanding Unvested Grants at Maximum at End of April 30, 2016
Restricted stock grants – employees	72,999	—	—	—	72,999
Matching award program	3,000	—	—	—	3,000
Bonus in stock - employees	2,500	—	—	—	2,500
Retainer in stock - directors	30,764	—	937	—	29,827
Total restricted stock plans	109,263	—	937	—	108,326

Weighted average grant date fair value	$9.93	—	$7.10	—	$9.96

Other Compensation Plans/Programs

The Company previously awarded stock-based options to non-employee directors under its Non-employee Directors’ Option Plan (the “Directors’ Plan”) which expired on December 31, 2012. All stock option awards granted under the Directors’ Plan were fully vested at April 30, 2016. During the three-months ending April 30, 2016 there have been zero forfeitures or options exercised, and there were options outstanding to purchase an aggregate of 5,000 shares at a weighted-average exercise price of $8.28 per share. All outstanding stock options have a weighted average remaining contractual term of 0.82 years.

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

9.	Segment Data

Domestic and international sales from continuing operations are as follows in millions of dollars:

	Three Months Ended April 30,
	2016		2015

Domestic	$12.19	59.86%	$12.84	51.73%

International	8.18	40.14%	11.98	48.27%

Total	$20.37	100.00%	$24.82	100.00%

We manage our operations by evaluating each of our geographic locations. Our US operations include our facilities in Alabama (primarily the distribution to customers of the bulk of our products and the light manufacturing of our chemical, reflective, and fire products). We also maintain two manufacturing companies in China (primarily disposable and chemical suit production) and a manufacturing facility in Mexico (primarily disposable, glove, woven and chemical suit production). Our China facilities produce the majority of the Company’s products and China generates a significant portion of the Company’s international revenues. The accounting policies of these operating entities are the same as those described in Note 1. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in Canada, Europe, Latin America, India, Russia, Kazakhstan and China, which sell and distribute products shipped from the United States, Mexico, India or China. The table below represents information about reported manufacturing segments for the years noted therein:

	Three Months Ended April 30, (in millions of dollars)
	2016	2015
Net Sales from continuing operations:
USA	$12.78	$13.65
Other foreign	3.19	3.08
Europe (UK)	2.39	5.61
Mexico	0.76	0.86
China	8.41	11.26
Corporate	0.47	0.62
Less intersegment sales	(7.63)	(10.26)
Consolidated sales	$20.37	$24.82
External Sales from continuing operations:
USA	$12.19	$12.84
Other foreign	2.87	3.01
Europe (UK)	2.39	5.60
Mexico	0.37	0.31
China	2.55	3.06
Consolidated external sales	$20.37	$24.82
Intersegment Sales from continuing operations:
USA	$0.59	$0.81
Other foreign	0.32	0.07
Europe (UK)	—	0.01
Mexico	0.39	0.55
China	5.86	8.20
Corporate	0.47	0.62
Consolidated intersegment sales	$7.63	$10.26

	Three Months Ended April 30, (in millions of dollars)
	2016	2015
Operating Profit (Loss) from continuing operations:
USA	$1.57	$2.57
Other foreign	0.30	(0.10)
Europe (UK)	0.10	1.79
Mexico	(0.01)	(0.05)
China	0.47	0.77
Corporate	(2.33)	(1.62)
Less intersegment profit (loss)	0.07	(0.14)
Consolidated operating profit	$0.17	$3.22
Depreciation and Amortization Expense from continuing operations:
USA	$0.04	$0.04
Other foreign	0.02	0.02
Europe (UK)	—	—
Mexico	0.03	0.03
China	0.09	0.08
Corporate	0.15	0.10
Less intersegment	(0.04)	(0.03)
Consolidated depreciation & amortization expense	$0.29	$0.24
Interest Expense from continuing operations:
USA (shown in Corporate)	$—	$—
Other foreign	0.04	0.02
Europe (UK)	—	—
Mexico	—	—
China	0.04	0.04
Corporate	0.12	0.12
Less intersegment	—	—
Consolidated interest expense	$0.20	$0.18
Income Tax Expense (Benefits) from continuing operations:
USA (shown in Corporate)	$—	$—
Other foreign	0.03	0.05
Europe (UK)	0.01	0.40
Mexico	—	—
China	0.09	0.17
Corporate	(0.17)	0.30
Less intersegment	0.02	(0.03)
Consolidated income tax expense	$(0.02)	$0.89

	April 30, 2016 (in millions of dollars)	January 31, 2016 (in millions of dollars)
Total Assets:*
USA	$49.37	$48.18
Other foreign	19.57	17.55
Europe (UK)	5.19	5.05
Mexico	3.98	4.25
China	27.36	29.92
India	(1.40)	(1.35)
Corporate	34.35	37.18
Less intersegment	(47.38)	(52.52)
Consolidated assets	$91.04	$88.26
Total Assets Less Intersegment:*
USA	$32.49	$33.63
Other foreign	11.59	9.91
Europe (UK)	5.18	5.03
Mexico	3.89	4.23
China	20.11	17.63
India	0.43	0.44
Corporate	17.35	17.39
Consolidated assets	$91.04	$88.26
Property and Equipment:
USA	$2.15	$2.20
Other foreign	1.70	1.57
Europe (UK)	0.05	0.06
Mexico	2.08	2.11
China	2.29	2.37
India	0.03	0.03
Corporate	0.90	1.00
Less intersegment	(0.06)	(0.07)
Consolidated property and equipment	$9.14	$9.27
Capital Expenditures:
USA	$—	$0.06
Other foreign	—	0.08
Europe (UK)	—	—
Mexico	—	0.04
China	0.02	0.16
India	0.01	—
Corporate	—	0.50
Consolidated capital expenditures	$0.03	$0.84
Goodwill:
USA	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87

* Negative assets reflect intersegment accounts eliminated in consolidation

10.	Income Taxes

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

Chinese tax authorities have performed limited reviews on all Chinese subsidiaries as of tax years 2008, 2009, 2010, 2011, 2012, 2013, 2014 and 2015 with no significant issues noted and we believe our tax positions are reasonably stated as of April 30, 2016. Weifang Meiyang Products Co., Ltd., (“Meiyang”), one of our Chinese operations, was changed to a trading company from a manufacturing company in Q1 FY16 and all direct workers and machines were transferred from Meiyang to Weifang Lakeland Safety Products Co., Ltd., (“WF”), another of our Chinese operation thereby reducing our tax exposure. Management believes there is no material risk in our China tax position.

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

In connection with the exit from Brazil as described in Note 17, the Company claimed a worthless stock deduction which generated a tax benefit of approximately US $9.5 million, net of a US $2.9 million valuation allowance. While the Company and its tax advisors believe that this deduction is valid, there can be no assurance that the IRS will not challenge it and, if challenged, there is no assurance that the Company will prevail.

Except in Canada, it is our practice and intention to reinvest the earnings of our non-US subsidiaries in their operations. As of April 30, 2016, the Company had not made a provision for US or additional foreign withholding taxes on approximately $22.8 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration ($21.6 million at January 31, 2015). Generally, such amounts become subject to US taxation upon remittance of dividends and under certain other circumstances. If theses earnings were repatriated to the US, the deferred tax liability associated with these temporary differences would be approximately $3.2 million at April 30, 2016.

The Company’s Board of Directors has instituted a plan to pay annual dividends of $1.0 million to the Company from Weifang’s future profits, 33% of Meiyang’s future profits and 50% of the UK’s future profits starting in FY15. All other retained earnings are expected to be reinvested indefinitely.

Change in Accounting Estimate/Valuation Allowance

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. The valuation allowance was $2.2 million at April 30, 2016 and January 31, 2016.

Income Tax Expense

Income tax expenses consist of federal, state and foreign income taxes. The income tax benefit was $0.1 million for the three months ended April 30, 2016, as compared to income tax expense of $0.8 million for the three months ended April 30, 2015.

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

We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contract derivatives, not designated as hedging instruments, are generally settled quarterly. Gain and loss on those forward contracts are included in current earnings. There were no outstanding forward contracts at April 30, 2016 or 2015.

We enter cash flow hedge contracts with financial institutions to manage our currency exposure on future cash payments denominated in foreign currencies. The effective portion of gain or loss on cash flow hedge is reported as a component of accumulated other comprehensive income. The notional amount of these contracts was $0 and $3.3 million at April 30, 2016 and 2015, respectively. The corresponding asset and income recorded in the condensed consolidated statements of other comprehensive income is $0 and 115,482 at April 30, 2016 and in April 30, 2015 the amount is immaterial to the condensed consolidated financial statements.

12.	VAT Tax Issue in Brazil

Asserted Claims

VAT (i.e. Value Added Tax) tax in Brazil is at the state level. We commenced operations in Brazil in May 2008 through an acquisition of Qualytextil, S.A., which subsequently became Lake Brasil Indústria e Comércio de Roupas e Equipamentos de Proteção Individual Ltda., (referred to in this footnote as “Qualytextil” and sometimes referred to in this Form 10-Q as “Lakeland Brazil”) . At the time of the acquisition, and going back to 2004, the acquired company used a port facility in a neighboring state (Recife-Pernambuco), rather than its own, in order to take advantage of incentives, in the form of a discounted VAT tax, to use such neighboring port facility. We continued this practice until April 2009. The practice was stopped largely for economic reasons, resulting from additional trucking costs and longer lead time. The Bahia state auditors (state of domicile for the Lakeland operations in Brazil) initially reviewed the period from 2004-2006 and filed a claim for unpaid VAT taxes in October 2009. The claim asserted that the state VAT taxes are owed to the state of domicile of the ultimate importer/user and disregarded the fact that the VAT taxes had already been paid to the neighboring state.

The audit notice claimed that the taxes paid to Recife-Pernambuco should have been paid to Bahia in the amount of R$4.8 million and assessed fines and interest of an additional R$5.6 million for a total of R$10.4 million (approximately US$3.0 million, $3.5 million and $6.5 million, respectively based on exchange rates at the time of the claim).

Bahia had announced an amnesty for this tax whereby R$3.5 million (US$1.9 million) of the taxes claimed were paid by Qualytextil by the end of the month of May 2010, and the interest and penalties related thereto were forgiven. According to fiscal regulation of Brazil, R$2.1 million (US$1.1 million) of this amnesty payment has since been recouped as credits against future taxes due.

An audit for the 2007-2009 period has been completed by the State of Bahia. In October 2010, the Company received five claims for 2007-2009 from the State of Bahia, the largest of which was for taxes of R$6.2 (US$2.3) million and fines and interest currently at R$8.3 million (US$3.1 million), for a total of R$14.6 (US$5.5) million. The Company had intended to defend itself through a regulatory process and wait for the next amnesty period.  Of other claims, our attorney informed us that three claims totaling R$1.3 (US$0.5) million in respect of fines and penalties were likely to be successfully defended based on state auditor misunderstanding.

As more fully described in Note 17, Lakeland and Qualytextil entered into a Shares Transfer Agreement pursuant to which, effective July 31, 2015, Zap Comércio de Brindes Corporativos Ltda (“Transferee”), a company owned by an existing Qualytextil manager, acquired all of the shares of Qualytextil and assumed liabilities of Qualytextil, including VAT tax liabilities.

VAT Tax Amnesty and Loan Agreement with Transferee of Brazil Operations

The Bahia State Tax Department has commenced an audit of VAT taxes for the period from 2011-2014 in October 2015. The State of Bahia declared an amnesty beginning November 1, 2015 and expiring December 18, 2015. The Company had entered into a loan agreement (the “Loan Agreement”) on December 11, 2015 with Qualytextil for the amount of R$8,584,012 (approximately USD $2.29 million) for the purpose of providing funds necessary for Qualytextil to settle the two largest outstanding VAT claims with the State of Bahia. As described under “Shares Transfer Agreement” in Note 17, the Company may be exposed to certain liabilities arising in connection with the prior operations of Qualytextil, including, without limitation, from lawsuits pending in the labor courts in Brazil and VAT taxes. Settlement of the VAT claims under amnesty would benefit the Company in that it eliminates these large VAT claims, which the Company believes will render the continued viability of Qualytextil immaterial to the Company. It should also eliminate the possibility of the transfer of shares of Qualytextil being found fraudulent on the basis of evading VAT claims and would subsequently eliminate the possibility of future encumbrance of the real estate by the state of Bahia subsequent to VAT claims. Qualytextil completed the amnesty agreement with the State of Bahia on December 18, 2015. USD $250,000 in continuing business incentives provided by Lakeland to Qualytextil in the Shares Transfer Agreement will be waived by Qualytextil as partial payment of the debt.

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

A table summarizing all four different VAT claims remaining open and their status is listed below:

	Principal (tax only)	Total fines and fees	Total of the Debt	Negotiated fines and fees	Not included in amnesty settlement	Amnesty settlement	Status of unsettled items
R$	305,897	572,264	878,161	92,853		398,750
USD ¹	$80,499	$150,596	$231,095	$24,435		$104,934

R$	573,457	1,416,106	1,989,563	236,290	809,747		The new owner will continue litigation as it is expected to be decided in management favor
USD ¹	$150,910	$372,660	$523,569	$62,182	$213,091

R$	6,081,597	10,638,172	16,719,769	1,903,665		7,985,262
USD ¹	$1,600,420	$2,799,519	$4,399,939	$500,964		$2,101,385

R$	402,071	876,589	1,278,660	139,858	541,929		The new owner will continue litigation as it is expected to be decided in management favor
USD ¹	$105,808	$230,681	$336,489	$36,805	$142,613

Total R$	7,363,022	13,503,131	20,866,154	2,372,666	1,351,676	8,384,012
Total USD	$1,937,637	$3,553,456	$5,491,093	$624,386	$355,704	$2,206,319
Legal Fees						$50,000
Total Loan						$2,256,319

¹ USD amounts based on exchange rate of as of settlement on December 18, 2015 at 3.80.

Values updated as of December 1, 2015, according to the Brazil internal finance department.

Numbers may not add due to rounding.

Balance Sheet Treatment in Brazil after Discontinued Operations

The Company has reflected the above items on its April 30, 2016, balance sheet as follows:

		R$ millions	US$ millions
Liabilities of discontinued operations	Taxes payable	6.2	2.1

13.	Goodwill

There was no impairment of goodwill during Q1 fiscal year 2017.

14.	Recent Accounting Pronouncements

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

In March 2016, the FASB Issued ASU No. 2016-09, Compensation–Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for an entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The company is currently evaluating the impact this guidance will have on the Consolidated Financial Statements and related disclosures.

15.	Subsequent Events

The Company does not have any subsequent events to report.

16.	Litigation

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position and results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters.

17.	Brazil Transaction

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

Shares Transfer Agreement

On July 31, 2015 (the “Closing Date”), Lakeland and Lakeland Brazil, completed a conditional closing of a Shares Transfer Agreement (the “Shares Transfer Agreement”) with Zap Comércio de Brindes Corporativos Ltda (“Transferee”), a company owned by an existing Lakeland Brazil manager, entered into on June 19, 2015. Pursuant to the Shares Transfer Agreement, the Transferee has acquired all of the shares of Lakeland Brazil owned by the Company. Pursuant to the Shares Transfer Agreement, Transferee paid R$1.00 to the Company and assumed all liabilities and obligations of Lakeland Brazil, whether arising prior to, on or after the Closing Date, including, without limitation (i) liabilities, such as severance obligations, in respect of the current and former employees of Lakeland Brazil, (ii) liabilities arising from any labor claims already existing or which may thereafter be filed against Lakeland Brazil and its current or former affiliates, officers and shareholders, (iii) liabilities with respect to taxes imposed on the Brazilian business, including Value Added Tax (“VAT”) tax liabilities, (iv) liabilities arising under leases, contracts, licenses or governmental permits pursuant to which Lakeland Brazil is a party or otherwise bound, (v) product warranty liabilities, product return obligations pursuant to any stock balancing program and rebates pursuant to any marketing program, to the extent such liabilities arose from sales of products made in the course of the Brazilian business, (vi) accounts payable of Lakeland Brazil, whether or not invoiced, and (vii) all other obligations and liabilities with respect to the Brazilian business of Lakeland Brazil (collectively, the “Brazilian Liabilities”). In order to help enable Lakeland Brazil to have sufficient funds to continue to operate for a period of at least two years following the Closing Date, the Company provided funding to Lakeland Brazil in the aggregate amount of US $1,130,000, in cash, in the form of a capital raise, on or prior to the Closing Date, and has agreed to provide an additional R$582,000 (approximately US $188,000) (the “Additional Amount”), in the form of a capital raise, to be utilized by Lakeland Brazil to pay off the Brazilian Liabilities and other potential contingent liabilities. Pursuant to the Shares Transfer Agreement, the Company paid R$992,000 (approximately US $320,000) in cash, on July 1, 2015 and issued a non-interest bearing promissory note for the payment to be due for the Additional Amount (R$582,000) (approximately US $188,000) on the Closing Date which was paid to Lakeland Brazil in two (2) installments of (i) R$288,300 (approximately US $82,000) which was paid on August 1, 2015, and (ii) R$294,500 (approximately US $84,000) on September 1, 2015.

In addition, we may continue to be exposed to certain liabilities arising in connection with the prior operations of Lakeland Brazil, including, without limitation, from lawsuits pending in the labor courts in Brazil in which plaintiffs were seeking, as at July 31, 2015, a total of nearly US $8,000,000 in damages from our then Brazilian subsidiary. We believe many of these labor court claims are without merit and the amount of damages being sought is significantly higher than any damages which may have been incurred. Pursuant to the Shares Transfer Agreement, we are required to fully fund amounts owed by Lakeland Brazil in connection with the then existing labor claims by Lana dos Santos and to pay amounts potentially owed for future labor claims up to an aggregate amount of $375,000 plus 60% of the excess of such amount until the earlier of (i) the date all labor claims against Lakeland Brazil deriving from events prior to the sale are settled, (ii) by our mutual agreement with Lakeland Brazil or (iii) on the two (2) year anniversary of closing of the sale. As of April 30, 2016, the Lana dos Santos claim was settled for $272,000 and $79,000 was paid in respect of other labor claims. With respect to continuing claims, $278,000 is being sought, of which management estimates the aggregate liability will be less than that amount.

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

The closing of this agreement was subject to Brazilian government approval of the shares transfer, which was received in October 2015 (The “Final Closing Date”). Even after the Final Closing Date for transactions contemplated by the Shares Transfer Agreement, the Company may be exposed to certain liabilities arising in connection with the prior operations of Lakeland Brazil, including, without limitation, from lawsuits pending in the labor courts in Brazil and VAT taxes, as more fully described in Note 12. The Company understands that under the laws of Brazil, a concept of fraudulent bankruptcy exists, which may hold a parent company liable for the liabilities of its Brazilian subsidiary in the event some level of fraud or misconduct is shown during the period that the parent company owned the subsidiary. While the Company believes that there has been no such fraud or misconduct relating to the proposed transfer of stock of Lakeland Brazil and the transactions contemplated by the Shares Transfer Agreement, as evidenced by the Company’s funding support for continuing operations of Lakeland Brazil, there can be no assurance that the courts of Brazil will not make such a finding nonetheless. The risk of exposure to the Company continues to diminish as the Transferee continues to operate Lakeland Brazil, as the risk of a finding of fraudulent bankruptcy lessens and pre-sale liabilities are paid off. Should the Transferee operate Lakeland Brazil for a period of two years, the Company believes the risk of a finding of fraudulent bankruptcy is eliminated. The Company believes that the loan transaction with its former Brazilian subsidiary resulting in a substantial reduction of the VAT tax liability, as described in Note 12, significantly reduced such potential liability. In addition, as discussed above in this Note, the potential labor claims liability has substantially diminished. The Shares Transfer Agreement, which is governed by United States law, contains customary representations, warranties and covenants of the parties for a transaction of this type. The Company and Transferee have agreed to indemnify each other from and against certain liabilities, subject to certain exceptions. Under the Shares Transfer Agreement, the Company will be subject to certain non-solicitation provisions for a period of two years following the Closing Date.

The Company estimated that the transactions involved with the completion of its exit from Brazil result in a loss of approximately $1.2 million (net of tax benefit of $0.7) reflected on its statement of operations and a decrease of approximately $0.5 million to stockholders equity as a result of recording the exit transactions. This included a reclassification of approximately $1.3 million from Accumulated Other Comprehensive Loss to the Statement of Operations and Retained Earnings which did not impact net stockholders equity. Further losses on the sale were reflected in Q4 FY16 as a result of the reserves against the loans related to the VAT taxes as described elsewhere in Note 12. Since this is a resolution of contingencies that arise from and that are directly related to the operations of the Brazil component prior to its disposal, it has been accounted for as discontinued operations.

The following tables summarize the results of the Brazil business included in the statements of operations for the years ended April 30, 2016 and April 30, 2015.

	Statement of Operations (000’s)
	Years Ended April 30,
	2016	2015
Net sales from discontinuing operations	$—	$444
Gross profit from discontinuing operations	—	32
Operating expenses from discontinuing operations	—	484
Operating loss from discontinuing operations	—	(452)
Other (income) expense from discontinuing operations, net	—	(479)
Loss from operation of discontinuing operations before income tax	—	(931)
Net loss from discontinued operations	$—	$(931)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States of America and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. Our net sales from continuing operations attributable to customers outside the United States of America were $7.1 million and $11.98 million for the three months ended April 30, 2016 and 2015, respectively.

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

Income Taxes and Valuation Allowances. We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of preparing our consolidated consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carryforwards and tax credits, are recorded as deferred tax assets or liabilities on our balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be realized from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event we determine that we may not be able to realize all or part of our deferred tax asset in the future, or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to net income in the period of such determination.

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

Foreign Currency Risks. The functional currency for the United Kingdom is the Euro; the trading company in China, the RMB; the Canadian Real Estate, the Canadian dollar; and the Russian operation and SpecProtect, the Russian Ruble and Kazakhstan Tenge. All other operations have the US dollar as its functional currency.

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

Significant Balance Sheet Fluctuation April 30, 2016, As Compared to January 31, 2016

Cash increased by $3.3 million as the Company built excess cash in its Chinese manufacturing subsidiary, rather than repaying debt, in anticipation of a planned dividend to the Company expected to be declared and paid later in FY17. Such increase was offset by a $3.1 million increase in accounts payable. Inventory of continuing operations net of reserves had a decrease of $2.0 million as the Company worked through existing stock of core product and responded to low volume in the quarter. Other assets increased $1.2 million primarily due to an increase in prepaid expenses associated with a large order in our Argentina subsidiary. Accrued compensation and benefits decreased $0.3 million due to the payment of performance bonuses and reversal of the accruals associated with FY16 and other accrued expenses decreased $0.4 million as a normal course of business as customs payments were made in China for domestic sales reducing the accrual.

Three Months ended April 30, 2016, As Compared to the Three Months Ended April 30, 2015

Net Sales. Net sales from continuing operations decreased to $20.4 million for the three months ended April 30, 2016 compared to $24.8 million for the three months ended April 30, 2015, a decrease of 18%. Overall sales volume was reduced in the quarter due to global softness in the industrial sector partially resulting from a continuing downturn in the oil and gas industry as well as currency volatility in Argentina, Kazakhstan, Canada, China and the U.K in which we conduct business. As a result of a stronger US dollar in relation to these other currencies, our foreign revenues are reported on a reduced basis. Sales in the USA decreased $1.0 million or 7% due primarily to the strong sales levels in the disposables and chemical divisions related to the Company’s response to the Ebola crisis in Q1 FY16 and a soft market in the industrial sector in Q1 FY17. USA sales of disposables decreased by $0.5 million, chemical sales decreased $0.6 million, wovens and fire protection sales combined were level while glove sales decreased $0.1 million and reflective sales increased $0.2 million. Sales in China and to the Asia Pacific Rim were down $2.9 million or 25% as intercompany demand decreased and that region experienced moderate currency headwinds. Canada sales increased by $0.4 million or 26% as that country experienced an unexpected oil and gas turnaround, wildfires and a concerted effort began for asbestos remediation – all requiring protective wear. UK sales decreased by $3.3 million or 58% mostly due to the Company’s Ebola sales in Q1 FY16 and continuing currency challenges. Russia, Kazakhstan and SpecProtect sales combined increased by $0.2 million or 73% as economic stability improved. Latin America sales decreased $0.5 million or 37% due to a depressed commodities market which curtails agriculture and mining production and due to the poor economic environment in Brazil. Numbers may not add due to rounding.

Gross Profit. Gross profit from continuing operations decreased $2.5 million, or 27%, to $6.8 million for the three months ended April 30, 2016, from $9.3 million for the three months ended April 30, 2015. Gross profit as a percentage of net sales decreased to 33.3% for the three months ended April 30, 2016, from 37.4% for the three months ended April 30, 2015. Major factors driving the changes in gross margins were:

•	Disposables gross margins remained level at 34% in spite of low volume.
•	Chemical gross margin decreased by 17 percentage points as compared to the same quarter in the previous year primarily due to the very high volume and high margins associated with the Company’s response to the Ebola crisis in Q1 FY16 and severance payments of $0.1 million associated with a reduction in force in the USA to move production to our more cost effective facilities in Mexico and China.
•	Wovens gross margin decreased 11 percentage points as a result of a major slowdown in the oil and gas sector and an excess supply in the marketplace.
•	Fire protection gross margin increased 10 percentage points due to product mix and included severance payments in excess of $0.1 million associated with a reduction in force in the USA to move production to our more cost effective facility in Mexico.
•	Reflective gross margins decreased 12 percentage points as a result of product mix and volume and severance payments of $0.1 million associated with a reduction in force in the USA to move production to our Mexico and China facilities.
•	UK gross margins decreased 11 percentage points as a result of weak sales volume and as compared to the same quarter in the previous year where the Company’s sales related to the Ebola crisis had very high margins.
•	Chile’s gross margin increased 35 percentage points as a result of product mix and Argentina’s gross margin decreased 22 percentage points primarily as a result of very weak sales volume and due to the challenging economic environment where there is excess supply.

Operating Expense. Operating expenses of continuing operations increased from $6.1 million for the three months ended April 30, 2015 to $6.6 million for the three months ended April 30, 2016. Operating expenses as a percentage of net sales was 32.4% for the three months ended April 30, 2016 up from 24.4% for the three months ended April 30, 2015. The main factors for the increase in operating expenses are a $0.2 million increase in payroll administration, a $0.3 million increase in professional fees, a $0.1 million increase in sales salaries and a $0.1 million increase in travel expense.

Operating Profit. Operating profit from continuing operations decreased to a profit of $0.2 million for the three months ended April 30, 2016, from $3.2 million for the three months ended April 30, 2015, mainly as a result of weak sales volume. Operating margins were 0.8% for the three months ended April 30, 2016, compared to 13.0% for the three months ended April 30, 2015.

Interest Expense. Interest expenses from continuing operations remained level at $0.2 million for the three months ended April 30, 2016 and for the three months ended April 30, 2015.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax benefits from continuing operations were $0.1 million for the three months ended April 30, 2016, as compared to an income tax expense of $0.9 million for the three months ended April 30, 2015.

Discontinued Operations. Loss from discontinued operations decreased from $0.9 million to $0.0 million this year.

Net Income.  Net income from continuing operations decreased $1.2 million to $0.0 million for the three months ended April 30, 2016 from $2.2 million for the three month ended April 30, 2015. The results for the three months ended April 30, 2016 are primarily due to low sales volume.

Liquidity and Capital Resources

Cash Flows. As of April 30, 2016, we had cash and cash equivalents of approximately $10.3 million and working capital of $44.5 million. Cash and cash equivalents increased $3.3 million by not repaying credit lines and working capital increased $0.8 million from January 31, 2016 primarily as the Company built excess cash in its Chinese subsidiary in anticipation of a planned dividend to the Company expected to be declared and paid later in FY17. International cash management is affected by local requirements and movements of cash across borders can be slowed down significantly.

Net cash provided by operating activities of $3.5 million for the three-months ended April 30, 2016 was primarily due to an increase in accounts payable of $3.0 million and a reduction in inventory of $2.4 million offset by an increase in other assets of $1.2 million primarily associated with a prepayment on a large order for our Argentina subsidiary and a decrease of $0.7 million to accrued expenses and other liabilities resulting from customs payments in China. Net cash used in financing activities was $0.2 million in the three-months ended April 30, 2016, due to a reduction in net borrowings under our credit agreement.

We currently have one senior credit facility: $15 million revolving credit facility which commenced June 28, 2013, of which we had $9.3 million of borrowings outstanding as of April 30, 2016, expiring on June 30, 2017, at a current per annum rate of 4.25%. Maximum availability in excess of amount outstanding at April 30, 2016 was $5.7 million. Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to earnings before interest, taxes, depreciation and amortization and others relating to fixed charge coverage ratio and limits on capital expenditures and investments in foreign subsidiaries. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders, including Development Bank of Canada (“BDC”), have a security interest in substantially all of our US and Canadian assets and pledges of 65% of the equity of the Company’s foreign subsidiaries, other than Canada which is 100%. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business. We believe that our current availability under our senior credit facility, coupled with our anticipated operating cash and cash management strategy, is sufficient to cover our liquidity needs for the next 12 months. On March 31, 2015 the Company and its wholly-owned subsidiary, Lakeland Protective Wear Inc., entered into a First Amendment to Loan and Security Agreement with AloStar Bank of Commerce relating to our senior credit facility. Pursuant to the Amendment, the parties agreed to (i) reduce the rate of interest on the revolving loans by 200 basis points and correspondingly lower the minimum interest rate floor from 6.25% to 4.25% per annum, and (ii) extend the maturity date of the credit facility to June 28, 2017.

Since the equity raise and repayment of subordinated debt in October 2014, the prevailing interest expense has decreased substantially.

Capital Expenditures. Our capital expenditures in Q1 FY17 of $0.03 million principally relate to additions to equipment in China and manufacturing equipment, computer system and leasehold improvements in the USA. We anticipate FY17 capital expenditures to be approximately $1.0 million. There are no further specific plans for material capital expenditures in FY17.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

While as a smaller reporting company, disclosure of market risk is not required, the Company is voluntarily including such disclosures.

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

Interest Rate Risk

We are exposed to interest rate risk with respect to our credit facilities, which have variable interest rates based upon the London Interbank Offered Rate. At April 30, 2016, we had $9.3 million in borrowings outstanding under our senior credit facility. If the interest rate applicable to this variable rate debt rose 1% in the year ended January 31, 2017, our interest expense would have increased only 0.25% due to the floor of 4.25%. If the effective interest rate rose 0.25 percentage point over 4.25%, it would increase interest expense by an insignificant amount.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of April 30, 2016. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes that occurred during Lakeland's first quarter of fiscal 2017 which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: June 14, 2016	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President and Secretary
(Principal Executive Officer and Authorized Signatory)

Date: June 14, 2016	/s/Teri W. Hunt
Teri W. Hunt,
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)

