Form 10-Q
period 2016-07-31
LAKELAND INDUSTRIES INC
filed 2016-09-14
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

Large accelerated filer ⁯ ☐		Accelerated filer ⁯☐

Nonaccelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 13, 2016
Common Stock, $0.01 par value per share	7,256,197 shares

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	($000’s) except for share information		($000’s) except for share information
	2016	2015	2016	2015

Net sales from continuing operations	$22,269	$29,465	$42,638	$54,284
Cost of goods sold from continuing operations	13,679	17,670	27,272	33,211
Gross profit from continuing operations	8,590	11,795	15,366	21,073
Operating expenses from continuing operations	5,959	6,095	12,566	12,154
Operating profit from continuing operations	2,631	5,700	2,800	8,919
Other income (loss), net from continuing operations	(35)	—	(27)	16
Interest expense from continuing operations	175	210	373	393
Income before taxes from continuing operations	2,421	5,490	2,400	8,542
Income tax expense from continuing operations	990	1,902	966	2,794
Net income from continuing operations	1,431	3,588	1,434	5,748
Non-cash reclassification of Other Comprehensive Income to Statement of Operations (no impact on stockholders’ equity)	—	(1,286)	—	(1,286)
Loss from operations from discontinued operations	—	(322)	—	(1,253)
Loss from disposal of discontinued operations	—	(515)	—	(515)
Loss before taxes for discontinued operations	—	(2,123)	—	(3,054)
Income tax benefit from discontinued operations	—	(569)	—	(569)
Net loss from discontinued operations	—	(1,554)	—	(2,485)
Net income	$1,431	$2,034	$1,434	$3,263
Net income (loss) per common share – Basic:
Income from continuing operations	$0.20	$0.50	$0.20	$0.81
Loss from discontinued operations	$—	$(0.22)	$—	$(0.35)
Net income	$0.20	$0.28	$0.20	$0.46
Net income (loss) per common share – Diluted:
Income from continuing operations	$0.20	$0.50	$0.20	$0.80
Loss from discontinued operations	$—	$(0.22)	$—	$(0.35)
Net income	$0.20	$0.28	$0.20	$0.45
Weighted average common shares outstanding:
Basic	7,254,999	7,145,418	7,254,585	7,104,471
Diluted	7,311,166	7,167,123	7,315,867	7,191,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	($000’s)		($000’s)
	2016	2015	2016	2015

Net income	$1,431	$2,034	$1,434	$3,263
Other comprehensive income (loss):
Cash flow hedge in China	—	(116)	26	(41)
Cash flow hedge in United Kingdom	(3)	16	(3)	56
Foreign currency translation adjustments:
Brazil non-cash reclassification of Other Comprehensive Income to Statement of Operations (transfer of shares Brazil)	—	1,286	—	1,286
Brazil	—	—	—	193
Canada	(24)	(40)	43	12
United Kingdom	(92)	94	27	(12)
China	(180)	(77)	(75)	(28)
Russia	7	1	122	42
Kazakhstan	(62)	(4)	(26)	(4)
Other comprehensive income (loss)	(354)	1,160	114	1,504
Comprehensive income	$1,077	$3,194	$1,548	$4,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31,	January 31,
	2016	2016
	($000’s)
ASSETS
Current assets
Cash and cash equivalents	$7,940	$7,022
Accounts receivable, net of allowance for doubtful accounts of $573 and $593 at July 31, 2016 and January 31, 2016, respectively	11,978	11,476
Inventories, net of allowance of $2,355 and $2,566 at July 31, 2016 and January 31, 2016, respectively	39,239	40,841
Deferred income taxes	1,171	1,555
Prepaid VAT tax	1,430	1,143
Other current assets	2,925	1,635
Total current assets	64,683	63,672
Property and equipment, net	8,810	9,268
Assets held for sale	1,051	1,101
Deferred income tax, noncurrent	12,783	12,783
Prepaid VAT and other taxes	377	377
Security deposits	111	93
Other assets	8	95
Goodwill	871	871
Total assets	$88,694	$88,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,616	$4,254
Accrued compensation and benefits	995	1,157
Other accrued expenses	1,763	1,813
Current maturity of long-term debt	50	50
Short-term borrowing	3,232	3,226
Borrowings under revolving credit facility	6,160	9,458
Total current liabilities	18,816	19,958
Long-term portion of debt	731	691
VAT taxes payable	8	95
Total liabilities	19,555	20,744
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $0.01 par; authorized 10,000,000 shares, Issued 7,612,638 and 7,610,603; outstanding 7,256,197 and 7,254,162 at July 31, 2016 and January 31, 2016, respectively	76	76
Treasury stock, at cost; 356,441 shares at July 31, 2016 and January 31, 2016	(3,352)	(3,352)
Additional paid-in capital	64,543	64,468
Retained earnings	9,942	8,508
Accumulated other comprehensive loss	(2,070)	(2,184)
Total stockholders' equity	69,139	67,516
Total liabilities and stockholders' equity	$88,694	$88,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

Six months ended July 31, 2016

($000’s)

except for share information

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
Balance, January 31, 2016	7,610,603	$76	(356,441)	$(3,352)	$64,468	$8,508	$(2,184)	$67,516

Net income	—	—	—	—	—	1,434	—	1,434
Other comprehensive income	—	—	—	—	—	—	114	114
Stock-based compensation:
Restricted stock issued	2,035	—	—	—	—	—	—	—
Restricted Stock Plan	—	—	—	—	78	—	—	78
Return of shares in lieu of payroll tax withholding	—	—	—	—	(3)	—	—	(3)
Balance, July 31, 2016	7,612,638	$76	(356,441)	$(3,352)	$64,543	$9,942	$(2,070)	$69,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended July 31,
	2016	2015
	(000’s)
Cash flows from operating activities:
Net income	$1,434	$3,263
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision (recovery) for inventory obsolescence	(211)	151
Recovery for doubtful accounts	(21)	(2)
Deferred income taxes	296	1,118
Depreciation and amortization	604	474
Stock-based and restricted stock compensation	78	255
Loss on disposal of property and equipment	81	31
Interest expense resulting from Arbitration Award	—	(112)
Non-cash reclassification of other comprehensive income to statement of operations due to the disposal of Brazil	—	1,286
(Increase) decrease in operating assets:
Accounts receivable	(418)	(2,551)
Inventories	1,925	(5,009)
Prepaid VAT taxes and other current assets	(287)	60
Other current assets	(1,265)	(457)
Increase (decrease) in operating liabilities:
Accounts payable	2,311	938
Accrued expenses and other liabilities	(169)	183
Accrued expenses for disposal of Brazil	—	753
Arbitration award in Brazil	—	(3,759)
Net cash used by the sale of Brazil	(63)	(927)
Net cash provided by (used in) operating activities	4,295	(4,305)
Cash flows from investing activities:
Proceeds from sale of property	—	451
Purchases of property and equipment	(46)	(475)
Net cash used in investing activities	(46)	(24)
Cash flows from financing activities:
Net borrowings (repayments) under credit agreement (revolver)	(3,298)	3,255
Canada loan repayments	(12)	(11)
Argentina borrowings	54	201
Argentina repayments	(152)	—
UK borrowings (repayments), net	137	(22)
China borrowings	1,275	(29)
China repayments	(1,300)	—
Shares returned to pay employee taxes under restricted stock program	(3)	(717)
Net cash (used in) provided by financing activities	(3,299)	2,677
Effect of exchange rate changes on cash	(32)	8
Net increase (decrease) in cash and cash equivalents	918	(1,644)
Cash and cash equivalents at beginning of period	7,022	6,709
Cash and cash equivalents at end of period	$7,940	$5,065

Cash paid for interest	$372	$394
Cash paid for taxes	$592	$995

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business

Lakeland Industries, Inc. and Subsidiaries (“Lakeland,” the “Company,” “we,” “our” or “us”), a Delaware corporation organized in April 1986, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing market. The principal market for the Company’s products is in the United States. No customer accounted for more than 10% of net sales during the three and six month periods ending July 31, 2016 and 2015. In April 2015, the Company decided to exit operations in Brazil. See Note 15 for further description.

2.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the condensed consolidated financial information required herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended January 31, 2016.

The Company’s unaudited condensed consolidated financial statements have been prepared using the accrual method of accounting in accordance with US GAAP.

The results of operations for the three and six month period ended July 31, 2016 are not necessarily indicative of the results to be expected for the full year.

In this Form 10-Q, (a) “FY” means fiscal year; thus, for example, FY17 refers to the fiscal year ending January 31, 2017, (b) “Q” refers to quarter; thus, for example, Q2 FY17 refers to the second quarter of the fiscal year ending January 31, 2017, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet and (d) “Statement of Operations" refers to the unaudited condensed consolidated statement of operations.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company recognizes losses when information available before the unaudited condensed consolidated financial statements are issued or are available to be issued indicates that it is probable that an asset has been impaired based on criteria noted above at the date of the financial statements, and the amount of the loss can be reasonably estimated. Management considers the following factors when determining the collectability of specific customer accounts: Past due balances over 90 days and other less creditworthy accounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Customer creditworthiness, past transaction history with the customers, current economic industry trends and changes in customer payment terms are factors used in the credit decision.

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

Income Taxes

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of preparing the consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carryforwards and tax credits, are recorded as deferred tax assets or liabilities on the Company’s unaudited condensed consolidated balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines that it may not be able to realize all or part of its deferred tax asset in the future, or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to income in the period of such determination.

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold. The Company has not had any recent U.S. corporate income tax returns examined by the Internal Revenue Service.  Returns for the years since 2012 are still open based on statutes of limitation only.

Use of Estimates and assumptions

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

Fair Value of Financial Instruments

US GAAP defines fair value, provides guidance for measuring fair value and requires certain disclosures utilizing a fair value hierarchy which is categorized into three levels based on the inputs to the valuation techniques used to measure fair value.

The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect management’s own assumptions.

Foreign currency forward and hedge contracts are recorded in the unaudited condensed consolidated balance sheets at their fair value as of the balance sheet dates based on current market rates using Level 1 inputs, as further discussed in Note 11.

Reclassification

Liabilities of discontinued operations in Brazil in the January 31, 2016 unaudited condensed consolidated balance sheet have been grouped as a single line item, other accrued expenses, to conform to the current period presentation. This reclassification has no effect on the accompanying unaudited condensed consolidated financial statements.

4.	Inventories, net

Inventories, net consist of the following (in $000s):

	July 31, 2016	January 31, 2016

Raw materials	$14,454	$15,435
Work-in-process	1,945	784
Finished goods	22,840	24,622
	$39,239	$40,841

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or market. Provision is made for slow-moving, obsolete or unusable inventory.

5.	Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share are based on the weighted average number of common shares and common stock equivalents. The diluted earnings per share calculation takes into account unvested restricted shares and the shares that may be issued upon exercise of stock options, reduced by shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

The following table sets forth the computation of basic and diluted earnings per share for “income from continuing operations” and “discontinued operations” at July 31, 2016 and 2015, as follows:

	Three Months Ended		Six Months Ended
	July 31, (in $000s)		July 31, (in $000s)
	2016	2015	2016	2015
Numerator
Net income from continuing operations	$1,431	$3,588	$1,434	$5,748
Net loss from discontinued operations	—	(1,554)	—	(2,485)
Net income	$1,431	$2,034	$1,434	$3,263
Denominator
Denominator for basic earnings per share (weighted-average shares which reflect 356,441 shares in the treasury as a result of the stock repurchase program that ended in 2011)	7,254,999	7,145,418	7,254,585	7,104,471
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	56,167	21,705	61,282	86,998
Denominator for diluted earnings per share (adjusted weighted average shares)	7,311,166	7,167,123	7,315,867	7,191,469
Basic earnings per share from continuing operations	$0.20	$0.50	$0.20	$0.81
Basic loss per share from discontinued operations	$—	$(0.22)	$—	$(0.35)
Basic earnings per share	$0.20	$0.28	$0.20	$0.46
Diluted earnings per share from continuing operations	$0.20	$0.50	$0.20	$0.80
Diluted loss per share from discontinued operations	$—	$(0.22)	$—	$(0.35)
Diluted earnings per share	$0.20	$0.28	$0.20	$0.45

6.	Long-Term Debt

Revolving Credit Facility

On June 28, 2013, the Lakeland Industries, Inc. and its wholly-owned Canadian subsidiary, Lakeland Protective Wear Inc. (collectively the “Borrowers”), entered into a Loan and Security Agreement (the “Senior Loan Agreement”) with AloStar Business Credit, a division of AloStar Bank of Commerce (the “Senior Lender”). The Senior Loan Agreement provides the Borrowers with a three-year $15 million revolving line of credit, at a variable interest rate based on LIBOR, with a first priority lien on substantially all of the United States and Canada assets of the Company, except for the Canadian warehouse and Mexican plant.

On March 31, 2015, the Borrowers entered into a First Amendment to the Senior Loan Agreement with the Senior Lender (the “Amendment”) relating to their senior revolving credit facility. Pursuant to the Amendment, the parties agreed to (i) reduce the rate of interest on the revolving loans by 200 basis points and correspondingly lower the minimum interest rate floor from 6.25% to 4.25% per annum, and (ii) extend the maturity date of the credit facility to June 28, 2017.

On June 3, 2015, the Borrowers entered into a Second Amendment (the “Second Amendment”) to the Senior Loan Agreement. The primary purposes of the Second Amendment are to (i) modify the definition of Permitted Asset Disposition to provide the Company with the ability to transfer the stock of the Company’s then wholly-owned Brazilian subsidiary, Lake Brasil Indústria e Comércio de Roupas e Equipamentos de Proteção Individual Ltda. (“Lakeland Brazil”), and (ii) allow the Borrowers to transfer funds to Lakeland Brazil for the specific purposes of settling arbitration claims, paying contractual expenses, and paying expenses incurred in connection with a transfer of the stock of Lakeland Brazil so long as, after giving effect to any such transfer, the amount Borrowers have as excess availability under the revolver loans, excluding the $15 million facility cap for this purpose only, calculated pursuant to and under the Senior Loan Agreement, is at least $3.0 million. Also, as part of the Second Amendment, Senior Lender consented to the sale of the Company’s corporate offices in Ronkonkoma, New York on the condition that the net cash proceeds from the sale in the amount of at least $450,000 are used by the Company to pay down the Borrower’s obligations to Lender under the Senior Loan Agreement.

The $0.6 million of unamortized fees attributable to the Senior Debt will remain on the Company’s books and continue to be amortized over the remaining term of the Senior Debt through June 2017 as amended.

The following is a summary of the material terms of the Senior Credit Facility:

$15 million Senior Credit Facility

•	Borrowing pursuant to a revolving credit facility subject to a borrowing base calculated as the sum of:
o	85% of eligible accounts receivable as defined
o	The lesser of 60% of eligible inventory as defined or 85% of net orderly liquidation value of inventory
o	In transit inventory in bound to the US up to a cap of $1,000,000
o	Receivables and inventory held by the Canadian operating subsidiary to be included, up to a cap of $2 million of availability
•	On July 31, 2016, there was $8.8 million available for further borrowings under the senior credit facility.
•	Collateral
o	A perfected first security lien on all of the Borrowers’ United States and Canadian assets, other than its Mexican plant and the Canadian warehouse
o	Pledge of 65% of Lakeland Industries, Inc. stock in all foreign subsidiaries other than 100% pledge of stock of its Canadian subsidiaries
•	Collection
o	All customers of Borrowers must remit to a lockbox controlled by Senior Lender or into a blocked account with all collection proceeds applied against the outstanding loan balance.
•	Maturity
o	An initial term of three years from June 28, 2013 (the “Closing Date”), which has been extended to June 28, 2017 pursuant to the Amendment

o	Prepayment penalties of 2% if prior to the second anniversary of the Closing Date and 1% thereafter
•	Interest Rate
o	Rate equal to LIBOR rate plus 525 basis points, reduced to 325 basis points on March 31, 2015 per the Amendment
o	Rate at July 31, 2016 of 4.25% per annum
o	Floor rate of 6.25%, reduced to 4.25% on March 31, 2015 per annum per the Amendment
•	Fees: Borrowers shall pay to the Lender the following fees:
o	Origination fee of $225,000, paid on the Closing Date and being amortized over the term of loans
o	0.50% per annum on unused portion of commitment
o	A non-refundable collateral monitoring fee in the amount of $3,000 per month
o	All legal and other out of pocket costs
•	Financial Covenants
o	Borrowers covenanted that, from the Closing Date until the commitment termination date and full payment of the obligations to Senior Lender, Lakeland Industries, Inc. (the parent company), together with its subsidiaries on a consolidated basis, excluding its Brazilian subsidiary (which has since been transferred to a third party), shall comply with the following additional covenants:

•	Fixed Charge Coverage Ratio. At the end of each fiscal quarter of Borrowers, Borrowers shall maintain a Fixed Charge Coverage Ratio of not less than 1.1 to 1.00 for the four quarter period then ending.
•	Minimum Quarterly Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Borrowers shall achieve, on a rolling four quarter basis excluding the operations of the Borrower’s then Brazilian subsidiary, EBITDA of not less than $4.1 million.
•	Capital Expenditures. Borrowers shall not during any fiscal year make capital expenditures in an amount exceeding $1 million in the aggregate.
•	The Company is in compliance with all loan covenants of the Senior Debt at July 31, 2016.
•	Other Covenants
o	Standard financial reporting requirements as defined
o	Limitation on amounts that can be advanced to or on behalf of Brazilian operations, limited to one aggregate total of $200,000 for the term of the loan and as amended on June 3, 2015 to facilitate the transfer of the then Brazilian subsidiary to a third party.
o	Limitation on total net investment in foreign subsidiaries of a maximum of $1.0 million per annum

Borrowings in UK

On December 31, 2014, the Company and its UK subsidiary amended the terms of its existing financing facility with HSBC Bank to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million) to £1,500,000 (approximately USD $2.3 million), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. The balance under this loan outstanding at July 31, 2016 was US $0.1 million and is included in short-term borrowings on the unaudited condensed consolidated balance sheet. The per annum interest rate was 3.00% and the term was for a minimum period of one year renewable on December 19, 2016. On December 31, 2015, Lakeland Industries Europe, Ltd., a wholly owned subsidiary of Lakeland Industries, Inc., entered into an extension of the maturity date of its existing financing facility with HSBC Invoice Finance (UK) Ltd. to December 19, 2016. Other than the extension of the maturity date, all other terms of the facility remain the same.

Canada Loans

In September 2013, the Company refinanced its loan with the Development Bank of Canada (“BDC”) for a principal amount of approximately $1.1 million in both Canadian and USD (based on exchange rates at time of closing). Such loan is for a term of 240 months at an interest rate of 6.45% per annum with fixed monthly payments of approximately US $6,048 (C$8,169) including principal and interest. It is collateralized by a mortgage on the Company's warehouse in Brantford, Ontario. The amount outstanding at July 31, 2016 is C$1,018,763 which is included as USD $731,499 long term borrowings on the accompanying unaudited condensed consolidated balance sheet, net of current maturities of US $50,000.

China Loans

On March 28, 2016, Weifang Lakeland Safety Products Co., Ltd., (“WF”), the Company’s Chinese subsidiary and Chinese Rural Credit Cooperative Bank (“CRCCB”) completed an agreement for WF to obtain a line of credit for financing in the amount of US $1.3 million, with interest at 120% of the benchmark rate supplied by CRCCB (which is currently 4.6% per annum). The effective per annum interest rate is currently 5.35%. The loan is collateralized by inventory owned by WF. CRCCB had hired a professional firm to supervise WF’s inventory flow. The balance under this loan outstanding at July 31, 2016 was USD $1.3 million and is included in short-term borrowings on the unaudited condensed consolidated balance sheet. The line of credit is due within a one year period.

On December 1, 2015, WF and CRCCB completed an agreement for WF to obtain a line of credit for financing in the amount of RMB 6,000,000 (approximately USD $0.9 million), with interest at 120% of the benchmark rate supplied by CRCCB (which is currently 4.6% per annum). The effective per annum interest rate is currently 5.52%. The loan is collateralized by inventory owned by WF. CRCCB had hired a professional firm to supervise WF’s inventory flow. The balance under this loan outstanding at July 31, 2016 was USD $0.9 million and is included in short-term borrowings on the unaudited condensed consolidated balance sheet. The line of credit is due within a one year period.

On October 10, 2015, WF and Bank of China Anqiu Branch completed an agreement for WF to obtain a line of credit for financing in the amount RMB 5,000,000 (approximately USD $0.8 million). The effective per annum interest rate is currently 7%. The loan is collateralized by inventory owned by WF. The balance under this loan outstanding at July 31, 2016 was RMB 5,000,000 (approximately USD $0.8 million) and is included in short-term borrowings on the unaudited condensed consolidated balance sheet. The line of credit is due within a one year period.

Argentina Loan

In April 2015, the Company’s Argentina subsidiary was granted a $300,000 line of credit denominated in Argentine pesos, pursuant to a standby letter of credit granted by the parent company. There are several drawdowns each with six month terms at an annual rate of 34%. The balance under this loan outstanding at July 31, 2016 was US $0.1 million and is included in short-term borrowings on the unaudited condensed consolidated balance sheet.

7.	Major Supplier

No supplier accounted for more than 10% of cost of sales during the three and six month periods ended July 31, 2016 and 2015.

8.	Employee Stock Compensation and Stock Repurchase Program

The 2012 and 2015 Plans

At the Annual Meeting of Stockholders held on July 8, 2015, the Company’s stockholders approved the Lakeland Industries, Inc. 2015 Stock Plan (the “2015 Plan”). The executive officers and all other employees and directors of the Company and its subsidiaries are eligible to participate in the 2015 Plan. The 2015 Plan is currently administered by the compensation committee of the Company’s Board of Directors (“Committee”), except that with respect to all non-employee director awards, the Committee shall be deemed to include the full Board. The 2015 Plan authorizes the issuance of awards of restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. The 2015 Plan also permits the grant of awards that qualify for “performance-based compensation” within the meaning of Section 162(m) of the U.S. Internal Revenue Code. The aggregate number of shares of the Company’s common stock that may be issued under the 2015 Plan may not exceed 100,000 shares. Awards covering no more than 20,000 shares of common stock may be awarded to any plan participant in any one calendar year. Under the 2015 Plan, as of July 31, 2016, the Company granted awards for up to an aggregate of 94,049 restricted shares assuming maximum award levels are achieved.

The 2015 Plan, which terminates in July 2017, is the successor to the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). The Company’s 2012 Plan authorized the issuance of up to a maximum of 310,000 shares of the Company’s common stock to employees and directors of the Company and its subsidiaries in the form of restricted stock, restricted stock units, performance shares, performance units and other share-based awards. Under the 2012 Plan, as of July 31, 2016, the Company issued 288,896 fully vested shares of common stock and 4,991 restricted shares which will continue to vest according to the terms of the 2012 Plan.

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

As of July 31, 2016, unrecognized stock-based compensation expense related to share-based stock awards totaled $990 pursuant to the 2012 Plan and $616,996 pursuant to the 2015 Plan, before income taxes, based on the maximum performance award level. Such unrecognized stock-based compensation expense related to restricted stock awards totaled $990 for the 2012 Plan and $341,367 for the 2015 Plan at the baseline performance level. The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years for the 2012 Plan and two years for the 2015 Plan.

The Company recognized total stock-based compensation costs of $77,933 and $254,826 for the six months ended July 31, 2016 and 2015, respectively, of which $(10,137) and $254,826 result from the 2012 Plan, and $88,070 and $0 result from the 2015 Plan. These amounts are reflected in operating expenses. The total income tax benefit recognized for stock-based compensation arrangements was $33,072 and $91,737 for the six months ended July 31, 2016 and 2015, respectively.

Shares under 2015 and 2012 Stock Plan	Outstanding Unvested Grants at Maximum at Beginning of FY17	Granted during FY17 through July 31, 2016	Becoming Vested during FY17 through July 31, 2016	Forfeited during FY17 through July 31, 2016	Outstanding Unvested Grants at Maximum at End of July 31, 2016
Restricted stock grants – employees	72,999	—	—	5,380	67,619
Matching award program	3,000	—	—	—	3,000
Bonus in stock - employees	2,500	—	—	2,500	—
Retainer in stock - directors	30,764	—	2,343	—	28,421
Total restricted stock plans	109,263	—	2,343	7,880	99,040

Weighted average grant date fair value	$9.93	—	$6.53	$9.68	$10.04

Other Compensation Plans/Programs

The Company previously awarded stock-based options to non-employee directors under its Non-employee Directors’ Option Plan (the “Directors’ Plan”) which expired on December 31, 2012. All stock option awards granted under the Directors’ Plan were fully vested at July 31, 2016. During the six months ended July 31, 2016 there have been zero forfeitures or options exercised, and there were options outstanding to purchase an aggregate of 5,000 shares at a weighted-average exercise price of $8.28 per share. All outstanding stock options have a weighted average remaining contractual term of 0.57 years.

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

Stock Repurchase Program

On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. The Company has not repurchased any stock under this program.

9.	Segment Data

Domestic and international sales from continuing operations are as follows in millions of dollars:

	Three Months Ended July 31,				Six Months Ended July 31,
	2016		2015		2016		2015

Domestic	$11.79	52.94%	$18.48	62.71%	$23.98	56.24%	$31.33	57.72%
International	10.48	47.06%	10.99	37.29%	18.66	43.76%	22.95	42.28%
Total	$22.27	100.00%	$29.47	100.00%	$42.64	100.00%	$54.28	100.00%

We manage our operations by evaluating each of our geographic locations. Our US operations include a facility in Alabama (primarily the distribution to customers of the bulk of our products and the light manufacturing of our chemical, wovens, reflective, and fire products). The Company also maintains two manufacturing companies in China (primarily disposable and chemical suit production) and a manufacturing facility in Mexico (primarily disposable, reflective, fire and chemical suit production). Our China facilities produce the majority of the Company’s products and China generates a significant portion of the Company’s international revenues. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in the USA, Canada, Mexico, Europe, Latin America, India, Russia, Kazakhstan and China, which sell and distribute products shipped from the United States, Mexico, India or China. The table below represents information about reported segments for the years noted therein:

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2016	2015	2016	2015
Net Sales from continuing operations:
USA	$12.56	$19.51	$25.34	$33.16
Other foreign	3.72	3.76	6.91	6.84
Europe (UK)	2.67	3.45	5.06	9.06
Mexico	0.81	0.90	1.57	1.75
China	11.55	15.93	19.96	27.19
Corporate	0.70	0.61	1.17	1.23
Less intersegment sales	(9.74)	(14.69)	(17.37)	(24.95)
Consolidated sales	$22.27	$29.47	$42.64	$54.28
External Sales from continuing operations:
USA	$11.79	$18.48	$23.98	$31.33
Other foreign	3.53	3.61	6.40	6.61
Europe (UK)	2.67	3.45	5.06	9.05
Mexico	0.36	0.35	0.73	0.65
China	3.92	3.58	6.47	6.64
Consolidated external sales	$22.27	$29.47	$42.64	$54.28
Intersegment Sales from continuing operations:
USA	$0.77	$1.03	$1.36	$1.83
Other foreign	0.19	0.15	0.51	0.23
Europe (UK)	—	—	—	0.01
Mexico	0.45	0.55	0.84	1.10
China	7.63	12.35	13.49	20.55
Corporate	0.70	0.61	1.17	1.23
Consolidated intersegment sales	$9.74	$14.69	$17.37	$24.95

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2016	2015	2016	2015
Operating Profit (Loss) from continuing operations:
USA	$2.47	$5.12	$4.04	$7.69
Other foreign	0.25	0.41	0.55	0.31
Europe (UK)	0.18	0.41	0.28	2.20
Mexico	0.02	(0.04)	0.01	(0.09)
China	1.31	1.41	1.78	2.18
Corporate	(1.59)	(1.64)	(3.92)	(3.26)
Less intersegment profit (loss)	(0.01)	0.03	0.06	(0.11)
Consolidated operating profit	$2.63	$5.70	$2.80	$8.92
Depreciation and Amortization Expense from continuing operations:
USA	$0.04	$0.04	$0.08	$0.07
Other foreign	0.06	0.01	0.08	0.03
Europe (UK)	—	—	—	0.01
Mexico	0.03	0.04	0.06	0.07
China	0.08	0.08	0.17	0.16
Corporate	0.14	0.10	0.29	0.20
Less intersegment	(0.04)	(0.04)	(0.08)	(0.07)
Consolidated depreciation and amortization expense	$0.31	$0.23	$0.60	$0.47
Interest Expense from continuing operations:
USA (shown in Corporate)	$—	$—	$—	$—
Other foreign	0.02	0.04	0.06	0.06
Europe (UK)	—	—	—	0.01
Mexico	—	—	—	—
China	0.04	0.04	0.09	0.07
Corporate	0.12	0.13	0.22	0.25
Less intersegment	—	—	—	—
Consolidated interest expense	$0.18	$0.21	$0.37	$0.39
Income Tax Expense (Benefits) from continuing operations:
USA (shown in Corporate)	$—	$—	$—	$—
Other foreign	0.08	0.07	0.11	0.12
Europe (UK)	0.02	0.02	0.03	0.42
Mexico	—	—	—	—
China	0.36	0.31	0.45	0.48
Corporate	0.54	1.50	0.37	1.80
Less intersegment	(0.01)	—	0.01	(0.03)
Consolidated income tax expense	$0.99	$1.90	$0.97	$2.79

	July 31, 2016 (in millions of dollars)	January 31, 2016 (in millions of dollars)
Total Assets:*
USA	$51.87	$48.18
Other foreign	19.13	17.55
Europe (UK)	5.09	5.05
Mexico	3.97	4.25
China	28.61	29.92
India	(1.36)	(1.35)
Corporate	31.18	37.18
Less intersegment	(49.80)	(52.52)
Consolidated assets	$88.69	$88.26
Total Assets Less Intersegment:*
USA	$32.34	$33.63
Other foreign	10.71	9.91
Europe (UK)	5.08	5.03
Mexico	3.95	4.23
China	19.22	17.63
India	0.43	0.44
Corporate	16.96	17.39
Consolidated assets	$88.69	$88.26
Property and Equipment:
USA	$2.11	$2.20
Other foreign	1.61	1.57
Europe (UK)	0.04	0.06
Mexico	2.05	2.11
China	2.21	2.37
India	0.04	0.03
Corporate	0.79	1.00
Less intersegment	(0.04)	(0.07)
Consolidated property and equipment	$8.81	$9.27
Capital Expenditures:
USA	$—	$0.06
Other foreign	0.01	0.08
Europe (UK)	—	—
Mexico	—	0.04
China	0.02	0.16
India	0.02	—
Corporate	—	0.50
Consolidated capital expenditures	$0.05	$0.84
Goodwill:
USA	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87

* Negative assets reflect intersegment accounts eliminated in consolidation

10.	Income Taxes

Income Tax Audits

The Company is subject to US federal income tax, as well as income tax in multiple US state and local jurisdictions and a number of foreign jurisdictions. Returns for the year since 2012 are still open based on statutes of limitation only.

Chinese tax authorities have performed limited reviews on all Chinese subsidiaries as of tax years 2008 through 2015 with no significant issues noted and we believe our tax positions are reasonably stated as of July 31, 2016. Weifang Meiyang Products Co., Ltd., (“Meiyang”), one of our Chinese operations, was changed to a trading company from a manufacturing company in Q1 FY16 and all direct workers and equipment were transferred from Meiyang to Weifang Lakeland Safety Products Co., Ltd., (“WF”), another of our Chinese operation thereby reducing our tax exposure.

Lakeland Protective Wear, Inc., our Canadian subsidiary, follows Canada tax regulatory framework recording its tax expense and tax deferred assets or liabilities. As of this statement filing date, we believe the Lakeland Protective Wear, Inc.’s tax situation is reasonably stated in accordance with US GAAP, and we do not anticipate future tax liability.

In connection with the exit from Brazil as described in Note 15, the Company claimed a worthless stock deduction which generated a tax benefit of approximately US $9.5 million, net of a US $2.9 million valuation allowance. While the Company and its tax advisors believe that this deduction is valid, there can be no assurance that the IRS will not challenge it and, if challenged, there is no assurance that the Company will prevail.

Except in Canada, and as set forth in the next paragraph, it is our practice and intention to reinvest the earnings of our non-US subsidiaries in their operations. As of July 31, 2016, the Company had not made a provision for US or additional foreign withholding taxes on approximately $23.1 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration ($22.3 million at January 31, 2016). Generally, such amounts become subject to US taxation upon remittance of dividends and under certain other circumstances. If theses earnings were repatriated to the US, the deferred tax liability associated with these temporary differences would be approximately $3.2 million at July 31, 2016.

The Company’s Board of Directors has instituted a plan to pay annual dividends of $1.0 million to the Company from Weifang’s future profits, 33% of Meiyang’s future profits and 50% of the UK’s future profits starting in FY15 and $1.0 million from Beijing’s future profits starting 2016. All other retained earnings are expected to be reinvested indefinitely.

Change in Valuation Allowance

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. The valuation allowance was $2.9 million at July 31, 2016 and January 31, 2016.

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

The Company accounts for its foreign exchange derivative instruments by recognizing all derivatives as either assets or liabilities at fair value, which may result in additional volatility in current period earnings or other comprehensive income, depending whether the instrument was designated as a cash flow hedge, as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments.

We have two types of derivatives to manage the risk of foreign currency fluctuations.

We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contract derivatives, not designated as hedging instruments, are generally settled quarterly. Gain and loss on those forward contracts are included in current earnings. There were no outstanding forward contracts at July 31, 2016 or 2015 or January 31, 2016.

We also enter into cash flow hedge contracts with financial institutions to manage our currency exposure on future cash payments denominated in foreign currencies. The effective portion of gain or loss on cash flow hedge is reported as a component of accumulated other comprehensive income. The notional amount of these contracts was $2.4 million, and $1.0 million at July 31, 2016 and January 31, 2016, respectively. The corresponding unrealized income or loss is recorded in the unaudited condensed consolidated statements of other comprehensive income (loss). The corresponding (liability) asset amounted to approximately $(3,000), and $(26,252) at July 31, 2016 and January 31, 2016, respectively.

12.	VAT Tax Issue in Brazil

Asserted Claims

Value Added Tax (“VAT”) tax in Brazil is at the state level. We commenced operations in Brazil in May 2008 through an acquisition of Qualytextil, S.A., which subsequently became Lake Brasil Indústria e Comércio de Roupas e Equipamentos de Proteção Individual Ltda., (referred to in this footnote as “Qualytextil” and also referred to in this Form 10-Q as “Lakeland Brazil”). At the time of the acquisition, and going back to 2004, the acquired company used a port facility in a neighboring state (Recife-Pernambuco), rather than its own, in order to take advantage of incentives, in the form of a discounted VAT tax, to use such neighboring port facility. We continued this practice until April 2009. The practice was stopped largely for economic reasons, resulting from additional trucking costs and longer lead times. The Bahia state auditors (state of domicile for the Lakeland operations in Brazil) initially reviewed the period from 2004-2006 and filed a claim for unpaid VAT taxes in October 2009. The claim asserted that the state VAT taxes are owed to the state of domicile of the ultimate importer/user and disregarded the fact that the VAT taxes had already been paid to the neighboring state.

The audit notice claimed that the taxes paid to Recife-Pernambuco should have been paid to Bahia in the amount of R$4.8 million and assessed fines and interest of an additional R$5.6 million for a total of R$10.4 million (approximately US $3.0 million, $3.5 million and $6.5 million, respectively based on exchange rates at the time of the claim).

Bahia had announced an amnesty for this tax whereby R$3.5 million (US$1.9 million) of the taxes claimed were paid by Qualytextil by the end of the month of May 2010, and the interest and penalties related thereto were forgiven. According to fiscal regulation of Brazil, R$2.1 million (US$1.1 million) of this amnesty payment has since been recouped as credits against future taxes due.

An audit for the 2007-2009 period has been completed by the State of Bahia. In October 2010, the Company received five claims for 2007-2009 from the State of Bahia, the largest of which was for taxes of R$6.2 million (US$2.3 million) and fines and interest currently at R$8.3 million (US$3.1 million), for a total of R$14.6 million (US$5.5 million). The Company had intended to defend itself through a regulatory process and waited for the next amnesty period.  Of other claims, our attorney informed us that three claims totaling R$1.3 million (US$0.5 million) in respect of fines and penalties were likely to be successfully defended based on state auditor misunderstanding.

As more fully described in Note 15, Lakeland and Qualytextil entered into a Shares Transfer Agreement pursuant to which, effective July 31, 2015, Zap Comércio de Brindes Corporativos Ltda (“Transferee”), a company owned by an existing Qualytextil manager, acquired all of the shares of Qualytextil and assumed liabilities of Qualytextil, including VAT tax liabilities.

VAT Tax Amnesty and Loan Agreement with Transferee of Brazil Operations

The Bahia State Tax Department has commenced an audit of VAT taxes for the period from 2011-2014 in October 2015. The State of Bahia declared an amnesty beginning November 1, 2015 and expiring December 18, 2015. The Company had entered into a loan agreement (the “Loan Agreement”) on December 11, 2015 with Qualytextil for the amount of R$8,584,012 (approximately US $2.29 million) for the purpose of providing funds necessary for Qualytextil to settle the two largest outstanding VAT claims with the State of Bahia. As described under “Shares Transfer Agreement” in Note 15, the Company may be exposed to certain liabilities arising in connection with the prior operations of Qualytextil, including, without limitation, from lawsuits pending in the labor courts in Brazil and VAT taxes. Settlement of the VAT claims under amnesty would benefit the Company in that it eliminates these large VAT claims, which the Company believes will render the continued viability of Qualytextil immaterial to the Company. It should also eliminate the possibility of the transfer of shares of Qualytextil being found fraudulent on the basis of evading VAT claims and would subsequently eliminate the possibility of future encumbrance of the real estate by the state of Bahia subsequent to VAT claims. Qualytextil completed the amnesty agreement with the State of Bahia on December 18, 2015. US $250,000 in continuing business incentives provided by Lakeland to Qualytextil in the Shares Transfer Agreement were waived by Qualytextil as partial payment of the debt.

Repayment of the loan by Qualytextil to the Company will include the following elements

R$ 3,395,947 (approximately US $900,000) in VAT credits will become available to Qualytextil from the State of Bahia to be used against future VAT payments. Qualytextil has agreed to pay amounts equal to this credit to the Company in accordance with monthly sales volume. Qualytextil will transfer the rights to a judicial deposit on a tax claim to the Company. There is a judicial deposit of R$ 3,012,326 (approximately US $800,000), however, Qualytextil will continue to make monthly deposits to the judicial account until the case is ruled upon by the Supreme Court of Brazil or the deposit is fully funded. Attorney’s success fee will be deducted before any disbursements to the Company or Qualytextil. However, while the lawyer handling this case tells us it is probable Qualytextil will win this case, it may take years to resolve. Credits of R$ 1,025,739 (approximately US $275,000) relating to the above case may be generated if and when the case is resolved. Qualytextil has agreed to pay amounts equal to this credit to the Company in accordance with monthly sales volume. A minimum quarterly payment of R$ 300,000 (approximately US $80,000) will be required commencing October 2016. The Company has determined that a reserve against the collection of this loan in full is prudent; which resulted in an additional charge to the loss on disposal of discontinued operations of $2,286,022 in the fourth quarter of the fiscal year ended January 31, 2016, net of tax benefits of $834,398. Such additional losses will be available as additional tax loss carryforwards to offset cash taxes payable against future taxable income in the USA.

A table summarizing all four different VAT claims remaining open and their status is listed below:

	Principal (tax only)	Total fines and fees	Total of the Debt	Negotiated fines and fees	Not included in amnesty settlement	Amnesty settlement	Status of unsettled items
R$	305,897	572,264	878,161	92,853		398,750
USD ¹	$80,499	$150,596	$231,095	$24,435		$104,934

R$	573,457	1,416,106	1,989,563	236,290	809,747		The new owner will continue litigation as it is expected to be decided in management favor
USD ¹	$150,910	$372,660	$523,569	$62,182	$213,091

R$	6,081,597	10,638,172	16,719,769	1,903,665		7,985,262
USD ¹	$1,600,420	$2,799,519	$4,399,939	$500,964		$2,101,385

R$	402,071	876,589	1,278,660	139,858	541,929		The new owner will continue litigation as it is expected to be decided in management favor
USD ¹	$105,808	$230,681	$336,489	$36,805	$142,613

Total R$	7,363,022	13,503,131	20,866,154	2,372,666	1,351,676	8,384,012
Total USD	$1,937,637	$3,553,456	$5,491,093	$624,386	$355,704	2,206,319
Legal Fees						79,703
Total Loan						$2,286,022

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

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606):, to clarify the principles used to recognize revenue for all entities. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual periods after December 31, 2016. This guidance permits the use of one of two retrospective transition methods. The Company has neither selected a transition method, nor determined the effects that the adoption of the pronouncement may have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect this update will have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

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

In April 2016, FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815); Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606.  The Company does not expect the adoption of the ASU to have any impact on its consolidated financial statements.

In May 2016, FASB issued ASU No. 2016-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.  The Company is assessing the impact of the adoption of the ASU on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's consolidated financial statements.

14.	Litigation

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

Settlement Agreement – Arbitration Debt

On June 18, 2015, Lakeland and its then wholly-owned subsidiary Lakeland Brazil (together with Lakeland, the “Brazil Co”), entered into an Amendment (the “Amendment”) to a Settlement Agreement, dated as of September 11, 2012 (the “Settlement Agreement”), with two former officers (the “former officers”) of Lakeland Brazil. As part of the original Settlement Agreement, the parties resolved all alleged outstanding claims against the Brazil Co arising from an arbitration proceeding in Brazil involving Brazil Co and the former officers of Brazil Co for an aggregate amount of approximately US $8.5 million payable by Brazil Co to the former officers over a period of six (6) years. As of the June 18, 2015 settlement date, there was a balance of US $3.75 million (the “Outstanding Amount”) owed under the Settlement Agreement, which Outstanding Amount was to be paid by the Company in quarterly installments of US $250,000 through December 31, 2018.

Pursuant to the Amendment, the former officers agreed to fully and finally settle the Outstanding Amount owed by the Company for an aggregate lump sum payment of US $3.41 million, resulting in a gain of US $224,000 after allowing for imputed interest on the original Settlement Agreement. Within five days of receipt of such payment, the former officers provided to Lakeland Brazil the documents needed to have their lien securing payment of the Outstanding Amount removed on certain real estate owned by Lakeland Brazil and such lien was removed. The Amendment also contains a general release of claims by the former officers in favor of the Company and its past or present officers, directors, and other affiliates. The Company’s senior lender, Alostar Bank of Commerce, has consented to the transactions contemplated by the Amendment.

Shares Transfer Agreement

On July 31, 2015 (the “Closing Date”), Lakeland and Lakeland Brazil, completed a conditional closing of a Shares Transfer Agreement (the “Shares Transfer Agreement”) with Zap Comércio de Brindes Corporativos Ltda (“Transferee”), a company owned by an existing Lakeland Brazil manager, entered into on June 19, 2015. Pursuant to the Shares Transfer Agreement, the Transferee has acquired all of the shares of Lakeland Brazil owned by the Company. Pursuant to the Shares Transfer Agreement, Transferee paid R$1.00 to the Company and assumed all liabilities and obligations of Lakeland Brazil, whether arising prior to, on or after the Closing Date, including, without limitation (i) liabilities, such as severance obligations, in respect of the current and former employees of Lakeland Brazil, (ii) liabilities arising from any labor claims already existing or which may thereafter be filed against Lakeland Brazil and its current or former affiliates, officers and shareholders, (iii) liabilities with respect to taxes imposed on the Brazilian business, including Value Added Tax (“VAT”) tax liabilities, (iv) liabilities arising under leases, contracts, licenses or governmental permits pursuant to which Lakeland Brazil is a party or otherwise bound, (v) product warranty liabilities, product and return obligations pursuant to any stock balancing program and rebates pursuant to any marketing program, to the extent such liabilities arose from sales of products made in the course of the Brazilian business, (vi) accounts payable of Lakeland Brazil, whether or not invoiced, and (vii) all other obligations and liabilities with respect to the Brazilian business of Lakeland Brazil (collectively, the “Brazilian Liabilities”). In order to help enable Lakeland Brazil to have sufficient funds to continue to operate for a period of at least two years following the Closing Date, the Company provided funding to Lakeland Brazil in the aggregate amount of US $1,130,000, in cash, in the form of a capital raise, on or prior to the Closing Date, and agreed to provide an additional R$582,000 (approximately US $188,000) (the “Additional Amount”), in the form of a capital raise, to be utilized by Lakeland Brazil to pay off the Brazilian Liabilities and other potential contingent liabilities. Pursuant to the Shares Transfer Agreement, the Company paid R$992,000 (approximately US $320,000) in cash, on July 1, 2015 and issued a non-interest bearing promissory note for the payment to be due for the Additional Amount (R$582,000) (approximately US $188,000) on the Closing Date which was paid to Lakeland Brazil in two (2) installments of (i) R$288,300 (approximately US $82,000) which was paid on August 1, 2015, and (ii) R$294,500 (approximately US $84,000) on September 1, 2015.

In addition, we may continue to be exposed to certain liabilities arising in connection with the prior operations of Lakeland Brazil, including, without limitation, from lawsuits pending in the labor courts in Brazil in which plaintiffs were seeking, as at July 31, 2015, a total of nearly US $8,000,000 in damages from our then Brazilian subsidiary. We believe many of these labor court claims are without merit and the amount of damages being sought is significantly higher than any damages which may have been incurred. Pursuant to the Shares Transfer Agreement, we are required to fully fund amounts owed by Lakeland Brazil in connection with the then existing labor claims by Lana dos Santos and to pay amounts potentially owed for future labor claims up to an aggregate amount of $375,000 plus 60% of the excess of such amount until the earlier of (i) the date all labor claims against Lakeland Brazil deriving from events prior to the sale are settled, (ii) by our mutual agreement with Lakeland Brazil or (iii) on the two (2) year anniversary of closing of the sale. As of July 31, 2016, the Lana dos Santos claim was settled for $272,000 and $79,000 was paid in respect of other labor claims. With respect to continuing claims, $278,000 is being sought, of which management estimates the aggregate liability will be less than that amount.

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

The Company estimated that the transactions involved with the completion of its exit from Brazil result in a loss of approximately $1.2 million (net of tax benefit of $0.7 million) reflected on its statement of operations and a decrease of approximately $0.5 million to stockholders’ equity as a result of recording the exit transactions. This included a reclassification of approximately $1.3 million from Accumulated Other Comprehensive Loss to the Statement of Operations and Retained Earnings which did not impact net stockholders’ equity. Further losses on the sale were reflected in Q4 FY16 as a result of the reserves against the loans related to the VAT taxes as described elsewhere in Note 12. Since this is a resolution of contingencies that arise from and that are directly related to the operations of the Brazil component prior to its disposal, it has been accounted for as discontinued operations.

The following tables summarize the results of the Brazil business included in the statements of operations for the years ended July 31, 2016 and July 31, 2015.

	Statement of Operations (000’s)
	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Net sales from discontinuing operations	—	$425	—	$869
Gross profit from discontinuing operations	—	132	—	164
Operating expenses from discontinuing operations	—	279	—	763
Operating loss from discontinuing operations	—	(147)	—	(599)
Interest expense from discontinuing operations	—	75	—	256
Other expense from discontinuing operations	—	100	—	398
Loss from operation of discontinuing operations before income tax	—	(322)	—	(1,253)
Non-cash reclassification of Other Comprehensive Income to Statement of Operations (no impact on stockholders’ equity)	—	(1,286)	—	(1,286)
Loss from disposal of discontinued operations	—	(515)	—	(515)

Loss before taxes for discontinued operations	—	(2,123)	—	(3,054)
Income tax benefit from discontinued operations	—	(569)	—	(569)
Net loss from discontinued operations	—	$(1,554)	—	$(2,485)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements.

Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the industrial and public protective clothing market. Our products are sold by our in-house customer service group, our regional sales managers and independent sales representatives to a network of over 1,200 North American safety and mill supply distributors. These distributors in turn supply end user industrial customers, such as integrated oil, chemical/petrochemical, utilities, automobile, steel, glass, construction, smelting, munition plants, janitorial, pharmaceutical, mortuaries and high technology electronics manufacturers, as well as scientific and medical laboratories. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, sales are to a mixture of end users directly and to industrial distributors depending on the particular country market. Sales are made to more than 40 foreign countries but are primarily in China, European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Colombia, Mexico, Ecuador, Australia and Southeast Asia.

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States of America and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. Our net sales from continuing operations attributable to customers outside the United States of America were $18.66 million and $22.95 million for the six months ended July 31, 2016 and 2015, respectively.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and disclosure of contingent assets and liabilities. We base estimates on our past experience and on various other assumptions that we believe to be reasonable under the circumstances, and we periodically evaluate these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements.

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

Income Taxes and Valuation Allowances. We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of preparing our unaudited condensed consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carryforwards and tax credits, are recorded as deferred tax assets or liabilities on our balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be realized from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event we determine that we may not be able to realize all or part of our deferred tax asset in the future, or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to net income in the period of such determination.

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

Loss Contingencies. Certain conditions may exist as of the date the unaudited condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been or is probable of being incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s unaudited condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Significant Balance Sheet Fluctuation July 31, 2016, As Compared to January 31, 2016

Cash increased by $0.9 million as the Company built excess cash in its Chinese subsidiaries rather than repaying debt in that country in anticipation of a planned dividend to the Company expected to be declared and paid later in FY17. Accounts payable increased $2.4 million and inventory net of reserves decreased $1.6 million as the Company worked through existing stock of core product and responded to low volume in the quarter. Accounts payables and inventory changes were offset by the Company’s decrease in borrowings under the revolving credit facility of $3.3 million as the Company continues to control cost and manage inventory level. Other assets increased $1.3 million primarily due to an increase in prepaid expenses and miscellaneous receivables associated with a large order in our Argentina subsidiary.

Three Months ended July 31, 2016, As Compared to the Three Months Ended July 31, 2015

Net Sales. Net sales from continuing operations decreased to $22.3 million for the three months ended July 31, 2016 compared to $29.5 million for the three months ended July 31, 2015, a decrease of 24%. Overall sales volume was reduced in the quarter due to global softness in the industrial sector partially resulting from a continuing downturn in the oil and gas industry as well as currency volatility in Argentina, Kazakhstan, Mexico, China and the UK in which we conduct business. As a result of a stronger US dollar in relation to these other currencies, our foreign revenues are reported on a reduced basis. Sales in the USA decreased $6.9 million or 34% due primarily to the strong sales levels in the disposables and chemical divisions related to the Company’s response to the bird flu pandemic in Q2 FY16 and a soft market in the industrial sector in Q2 FY17. USA sales of disposables decreased by $3.1 million, chemical sales decreased $3.9 million, wovens and fire protection sales combined were level while glove sales decreased $0.2 million and reflective sales increased $0.2 million. Sales in China and to the Asia Pacific Rim were down $4.4 million or 28% as intercompany demand decreased and that region experienced moderate currency headwinds. Canada sales increased by $0.5 million or 27% as that country experienced an unexpected oil and gas turnaround and a concerted effort began for asbestos remediation – all requiring protective wear. UK sales decreased by $0.8 million or 23% mostly due to the Company’s Ebola sales in Q2 FY16 and continuing currency challenges. Russia and Kazakhstan sales combined decreased by $0.1 million or 22% as the economy continues to struggle due to uncertainty related to the domestic energy industry and extreme currency challenges. Latin America sales decreased $0.5 million or 34% due to a depressed commodities market which curtails agriculture and mining production and due to the poor economic environment in Brazil.

Gross Profit. Gross profit from continuing operations decreased $3.2 million, or 27%, to $8.6 million for the three months ended July 31, 2016, from $11.8 million for the three months ended July 31, 2015. Gross profit as a percentage of net sales decreased to 38.6% for the three months ended July 31, 2016, from 40% for the three months ended July 31, 2015. Major factors driving the changes in gross margins were:

•	Disposables gross margins increased 5.4 percentage points in spite of low volume as the Company continues to contain cost and maximize production efficiency.
•	Chemical gross margin decreased by 22.7 percentage points primarily due to the very high volume and high margins associated with the Company’s response to the bird flu pandemic in Q2 FY16.
•	Wovens gross margin increased 12.7 percentage points as the Company continues to contain cost and maximize production efficiency.
•	Fire protection gross margin decreased 2.3 percentage points due to product mix and the Company’s production inefficiencies during the transition of moving production to our more cost effective facility in Mexico.
•	Reflective gross margins increased 4.3 percentage points as a result of product mix and volume.
•	UK gross margins decreased 3.5 percentage points primarily as a result of currency challenges and as compared to the same quarter in the previous year where the Company’s sales related to the Ebola crisis had very high margins.
•	Chile’s gross margin increased 3.4 percentage points as a result of product mix and Argentina’s gross margin decreased 2.4 percentage points primarily as a result of very weak sales volume and due to the challenging economic environment where there is excess supply.

Operating Expense. Operating expenses of continuing operations decreased from $6.1 million for the three months ended July 31, 2015 to $6.0 million for the three months ended July 31, 2016. Operating expenses as a percentage of net sales was 26.8% for the three months ended July 31, 2016 up from 20.7% for the three months ended July 31, 2015. The main factors for the decrease in operating expenses are a $0.4 million decrease in sales commissions, $0.2 million decrease in equity compensation due to the change in performance level of the Company’s 2015 stock plan from maximum to baseline and a decrease in professional fees of $0.2 million offset by a $0.1 million increase in sales salaries, a $0.1 million increase to director fees, a $0.2 million increase in payroll administration and a $0.3 million charge to currency fluctuation.

Operating Profit. Operating profit from continuing operations decreased to a profit of $2.6 million for the three months ended July 31, 2016, from $5.7 million for the three months ended July 31, 2015, mainly as a result of weak sales. Operating margins were 11.8% for the three months ended July 31, 2016, compared to 19.3% for the three months ended July 31, 2015.

Interest Expense. Interest expenses from continuing operations remained level at $0.2 million for each of the three months ended July 31, 2016 and for the three months ended July 31, 2015.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expense from continuing operations was $1.0 million for the three months ended July 31, 2016, as compared to an income tax expense of $1.9 million for the three months ended July 31, 2015.

Discontinued Operations. Loss from discontinued operations in Brazil was $0.0 million for the three months ended July 31, 2016 and $1.6 million for the three months ended July 31, 2015.

Net Income.  Net income from continuing operations decreased $2.2 million to $1.4 million for the three months ended July 31, 2016 from $3.6 million for the three month ended July 31, 2015. The results for the three months ended July 31, 2016 are primarily due to low sales volume and decrease in gross margin.

Six Months ended July 31, 2016, As Compared to the Six Months Ended July 31, 2015

Net Sales. Net sales from continuing operations decreased to $42.7 million for the six months ended July 31, 2016 compared to $54.3 million for the six months ended July 31, 2015, a decrease of 21%. Overall sales volume was reduced due to global softness in the industrial sector partially resulting from a continuing downturn in the oil and gas industry as well as currency volatility in Argentina, Kazakhstan, Mexico, China and the U.K in which we conduct business. As a result of a stronger US dollar in relation to these other currencies, our foreign revenues are reported on a reduced basis. Sales in the USA decreased $7.9 million or 23% due primarily to the strong sales levels in the disposables and chemical divisions related to the Company’s response to the Ebola crisis and the bird flu in FY16 and a soft market in the industrial sector in FY17. USA sales of disposables decreased by $3.5 million, chemical sales decreased $4.5 million, wovens and fire protection sales combined were level while glove sales decreased $0.2 million and reflective sales increased $0.5 million. Sales in China and to the Asia Pacific Rim were down $7.2 million or 27% as intercompany demand decreased and that region experienced moderate currency headwinds. Canada sales increased by $0.8 million or 27% as that country saw a concerted effort begin for asbestos remediation – all requiring protective wear. UK sales decreased by $4.0 million or 44% mostly due to the Company’s Ebola sales in Q1 FY16 and continuing currency challenges. Russia and Kazakhstan sales combined increased by $0.1 million or 13% despite an extreme currency depreciation in Kazakhstan Latin America sales decreased $1.0 million or 35% due to a depressed commodities market which curtails agriculture and mining production and due to the poor economic environment in Brazil.

Gross Profit. Gross profit from continuing operations decreased $5.7 million, or 27%, to $15.4 million for the six months ended July 31, 2016, from $21.1 million for the six months ended July 31, 2015. Gross profit as a percentage of net sales decreased to 36.0% for the six months ended July 31, 2016, from 38.8% for the six months ended July 31, 2015. Major factors driving the changes in gross margins were:

•	Disposables gross margins increased 2.4 percentage points to 35% in spite of low volume as the Company continues to contain cost and maximize production efficiency.

•	Chemical gross margin decreased by 25 percentage points primarily due to the very high volume and high margins associated with the Company’s response to the Ebola crisis and bird flu in FY16 and severance payments of $0.1 million associated with a reduction in force in the USA to move production to our more cost effective facilities in Mexico and China.
•	Wovens gross margin increased 1.1 percentage points as the Company continues to contain cost and maximize production efficiency.
•	Fire protection gross margin increased 3.2 percentage points due to product mix and included severance payments in excess of $0.1 million associated with a reduction in force in the USA to move production to our more cost effective facility in Mexico.
•	Reflective gross margins decreased 2.9 percentage points as a result of product mix and severance payments of $0.1million associated with a reduction in force in the USA to move production to our Mexico and China facilities.
•	UK gross margins decreased 6.3 percentage points as a result of weak sales volume and as compared to FY16 where the Company’s sales related to the Ebola crisis had very high margins.
•	Chile’s gross margin increased 18.1 percentage points as a result of product mix and Argentina’s gross margin decreased 10.6 percentage points primarily as a result of very weak sales volume and due to the challenging economic environment where there is excess supply.

Operating Expense. Operating expenses of continuing operations increased from $12.2 million for the six months ended July 31, 2015 to $12.6 million for the six months ended July 31, 2016. Operating expenses as a percentage of net sales was 29.5 % for the six months ended July 31, 2016 are up from 22.4% for the six months ended July 31, 2015. The main factors for the increase in operating expenses are a $0.3 million decrease in freight out, a $0.5 million decrease in sales commissions, a $0.2 million decrease in equity compensation due to the change in performance level of the Company’s 2015 stock plan from maximum to baseline offset by an increase of $0.2 million in sales salaries, an increase of $0.1 million in travel, an increase of $0.4 million in payroll administration which includes severance of $0.2 million, a $0.1 million increase in professional fees, a $0.1 million increase in director fees, a $0.1 million increase to employee benefits and a $0.1 million charge to currency fluctuation and other miscellaneous charges of $0.1 million.

Operating Profit. Operating profit from continuing operations decreased to a profit of $2.8 million for the six months ended July 31, 2016, from $8.9 million for the six months ended July 31, 2015, mainly as a result of weak sales. Operating margins were 6.6% for the six months ended July 31, 2016, compared to 16.4% for the six months ended July 31, 2015.

Interest Expense. Interest expenses from continuing operations remained level at $0.4 million for each of the six months ended July 31, 2016 and for the six months ended July 31, 2015.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expense from continuing operations was $1.0 million for the six months ended July 31, 2016, as compared to an income tax expense of $2.8 million for the six months ended July 31, 2015.

Discontinued Operations. Loss from discontinued operations in Brazil decreased from $2.5 million to $0.0 million this year.

Net Income.  Net income from continuing operations decreased $4.3 million to $1.4 million for the six months ended July 31, 2016 from $5.7 million for the six month ended July 31, 2015. The results for the six months ended July 31, 2016 are primarily due to low sales volume.

Liquidity and Capital Resources

Cash Flows. As of July 31, 2016, we had cash and cash equivalents of approximately $7.9 million and working capital of $45.9 million. Cash and cash equivalents increased $0.9 million and working capital increased $2.2 million from January 31, 2016 primarily as the Company built excess cash in its Chinese subsidiaries in anticipation of a planned dividend to the Company expected to be declared and paid later in FY17. International cash management is affected by local requirements and movements of cash across borders can be slowed down significantly.

Net cash provided by operating activities of $4.3 million for the six months ended July 31, 2016 was primarily due to a net income of $1.4 million, a decrease in inventories of $1.9 million, an increase in accounts payable of $2.3 million, an increase in deferred income taxes of $0.4 million, depreciation and amortization of $0.6 million offset by an increase in prepaid VAT taxes and other current assets of $1.5 million primarily associated with a prepayment on a large order for our Argentina subsidiary, a decrease of $0.4 million in accounts receivables due to low volume, a $0.2 million decrease to the provision for inventory obsolescence and a $0.2 million increase to accrued expenses and other liabilities. Net cash used in financing activities was $3.3 million in the six months ended July 31, 2016, due to a $3.3 million decrease in borrowings under the Company’s revolving credit facility.

We currently have one senior credit facility: $15 million revolving credit facility which commenced June 28, 2013, of which we had $6.2 million of borrowings outstanding as of July 31, 2016, expiring on June 30, 2017, at a current per annum rate of 4.25%. Maximum availability in excess of amount outstanding at July 31, 2016 was $8.8 million. Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to earnings before interest, taxes, depreciation and amortization and others relating to fixed charge coverage ratio and limits on capital expenditures and investments in foreign subsidiaries. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders, including AloStar Bank of Commerce (“Alostar”) and Development Bank of Canada, have a security interest in substantially all of our US and Canadian assets and pledges of 65% of the equity of the Company’s foreign subsidiaries, other than Canada which is 100%. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business. We believe that our current availability under our senior credit facility, coupled with our anticipated operating cash and cash management strategy, is sufficient to cover our liquidity needs for the next 12 months.

Stock Repurchase Program. On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. The Company has not repurchased any stock under this program.

Capital Expenditures. Our capital expenditures thru Q2 FY17 of $0.05 million principally relate to additions to equipment in China and manufacturing equipment, computer system and leasehold improvements in the USA. We anticipate FY17 capital expenditures to be approximately $1.0 million. There are no further specific plans for material capital expenditures in FY17.

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

Our primary risk from foreign currency exchange rate changes is presently related to non-US dollar denominated sales in Canada, Europe and in South American countries. Our sales to customers in Canada are denominated in Canadian dollars and in Europe in Euros and British pounds. If the value of the US dollar increases relative to the Canadian dollar, the Pound or the Euro, then our net sales could decrease as our products would be more expensive to these international customers because of changes in rate of exchange. Our sales from China are denominated in the Chinese RMB and US dollars. We manage the foreign currency risk through the use of rolling 90-day forward contracts against the Canadian dollar and the Euro and through longer term cash flow hedges in the US against the Euro. We do not hedge other currencies at this time. As non-US dollar denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results. The only significant unhedged foreign exchange exposure we have is the Argentine peso. Other unhedged currency exposure is not significant. If the Argentina exchange rate varied either way by +/- 10%, it would not be significant so long as prices could be raised to account for more expensive garments.

Interest Rate Risk

We are exposed to interest rate risk with respect to our credit facilities, which have variable interest rates based upon the London Interbank Offered Rate. At July 31, 2016, we had $6.2 million in borrowings outstanding under our senior credit facility. If the interest rate applicable to this variable rate debt rose 1% in the year ended January 31, 2017, our interest expense would have increased only 0.25% due to the floor of 4.25%. If the effective interest rate rose 0.25 percentage point over 4.25%, it would increase interest expense by an insignificant amount.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of July 31, 2016. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes that occurred during Lakeland's second quarter of fiscal 2017 which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are not applicable

Item 6. Exhibits:

Exhibits:

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Definitions Document
101.DEF*	XBRL Taxonomy Extension Labels Document
101.LAB*	XBRL Taxonomy Extension Labels Document
101.PRE*	XBRL Taxonomy Extension Presentations Document

* Filed herewith

_________________SIGNATURES_________________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: September 14, 2016	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President and Secretary
(Principal Executive Officer and Authorized Signatory)

Date: September 14, 2016	/s/ Teri W. Hunt
Teri W. Hunt,
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)

