Form 10-Q
period 2016-10-31
LAKELAND INDUSTRIES INC
filed 2016-12-14
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2016

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

Large accelerated filer	☐	Accelerated filer ☐

Nonaccelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 13, 2016

Common Stock, $0.01 par value per share	7,261,714 shares

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

The forward-looking statements in this Form 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	our ability to obtain additional funds, if necessary;
•	we are subject to risk as a result of our international manufacturing operations;
•	our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates;
•	we deal in countries where corruption is an obstacle;
•	we have experienced material weaknesses in internal controls in the past and although we believe such weaknesses have been remediated, there can be no assurance that such weaknesses will not occur in the future;
•	there is no assurance that our disposition of our Brazilian subsidiary will be entirely successful in that we may continue to be exposed to certain liabilities in connection with the operations of such company. In addition, while the Company’s tax advisors believe that the worthless stock deduction taken by the Company in connection therewith is valid, there can be no assurance that the IRS will not challenge it and, if challenged, that the Company will prevail.
•	rapid technological change could negatively affect sales of our products, inventory levels and our performance;
•	we must estimate customer demand because we do not have long-term commitments from many of our customers, and errors in our estimates could negatively impact our inventory levels and net sales;
•	our operations are substantially dependent upon key personnel;
•	we rely on a limited number of suppliers and manufacturers for specific fabrics, and we may not be able to obtain substitute suppliers and manufacturers on terms that are as favorable, or at all, if our supplies are interrupted;
•	our inability to protect our intellectual property;
•	our effective tax rate could change as a result of tax reform and the result could be a significant one-time noncash charge to tax expense in order to adjust our deferred tax asset;
•	we face competition from other companies, a number of which have substantially greater resources than we do;
•	some of our sales are to foreign buyers, which exposes us to additional risks;
•	a significant reduction in government funding for preparations for terrorist incidents could adversely affect our net sales;
•	we may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims;

•	our directors and executive officers have the ability to exert significant influence on us and on matters subject to a vote of our stockholders;
•	our failure to realize anticipated benefits from acquisitions, divestitures or restructurings, or the possibility that such acquisitions, divestitures or restructurings could adversely affect us;
•	our ability to make payments on our indebtedness and comply with the restrictive covenants therein;
•	covenants in our credit facilities may restrict our financial and operating flexibility;
•	the other factors referenced in this Form 10-Q, including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2016 Form 10-K.

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	($000’s) except for share information		($000’s) except for share information
	2016	2015	2016	2015
Net sales from continuing operations	$23,243	$24,888	$65,881	$79,172
Cost of goods sold from continuing operations	14,724	15,640	41,999	48,850
Gross profit from continuing operations	8,519	9,248	23,882	30,322
Operating expenses from continuing operations	6,271	6,056	18,886	18,211
Operating profit from continuing operations	2,248	3,192	4,996	12,111
Other income (loss), net from continuing operations	(2)	(7)	20	9
Interest expense from continuing operations	150	183	522	576
Income before taxes from continuing operations	2,096	3,002	4,494	11,544
Income tax expense from continuing operations	583	882	1,548	3,676
Net income from continuing operations	1,513	2,120	2,946	7,868
Noncash reclassification of Other Comprehensive Income to Statement of Operations (no impact on stockholders’ equity)	—	—	—	(1,286)
Loss from operations from discontinued operations	—	—	—	(1,253)
Loss from disposal of discontinued operations	—	—	—	(515)
Loss before taxes for discontinued operations	—	—	—	(3,054)
Income tax benefit from discontinued operations	—	—	—	(569)
Net loss from discontinued operations	—	—	—	(2,485)
Net income	$1,513	$2,120	$2,946	$5,383
Net income (loss) per common share – Basic:
Income from continuing operations	$0.21	$0.29	$0.41	$1.10
Loss from discontinued operations	$—	$—	$—	$(0.35)
Net income	$0.21	$0.29	$0.41	$0.75
Net income (loss) per common share – Diluted:
Income from continuing operations	$0.21	$0.29	$0.40	$1.09
Loss from discontinued operations	$—	$—	$—	$(0.35)
Net income	$0.21	$0.29	$0.40	$0.74
Weighted average common shares outstanding:
Basic	7,258,697	7,234,914	7,255,966	7,148,430
Diluted	7,332,997	7,300,435	7,321,587	7,235,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	($000’s)		($000’s)
	2016	2015	2016	2015

Net income	$1,513	$2,120	$2,946	$5,383
Other comprehensive income (loss):
Cash flow hedge	—	(171)	23	(156)
Foreign currency translation adjustments	(193)	(328)	(102)	(125)
Brazil noncash reclassification of Other Comprehensive Income to Statement of Operations (transfer of shares Brazil)	—	—	—	1,286
Other comprehensive income (loss)	(193)	(499)	(79)	1,005
Comprehensive income	$1,320	$1,621	$2,867	$6,388

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31,	January 31,
	2016	2016
	($000’s)
ASSETS
Current assets
Cash and cash equivalents	$8,453	$7,022
Accounts receivable, net of allowance for doubtful accounts of $552 and $593 at October 31, 2016 and January 31, 2016, respectively	11,322	11,476
Inventories, net of allowance of $2,561 and $2,566 at October 31, 2016 and January 31, 2016, respectively	36,605	40,841
Prepaid VAT tax	1,516	1,143
Other current assets	2,018	1,635
Total current assets	59,914	62,117
Property and equipment, net	8,538	9,268
Assets held for sale	976	1,101
Deferred income tax	14,098	14,338
Prepaid VAT and other taxes	558	377
Other assets	92	188
Goodwill	871	871
Total assets	$85,047	$88,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,833	$4,254
Accrued compensation and benefits	1,149	1,157
Other accrued expenses	1,640	1,813
Current maturity of long-term debt	50	50
Short-term borrowings	294	3,226
Borrowings under revolving credit facility	5,771	9,458
Total current liabilities	13,737	19,958
Long-term portion of debt	704	691
VAT taxes payable	8	95
Total liabilities	14,449	20,744
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $0.01 par; authorized 10,000,000 shares, Issued 7,618,155 and 7,610,603; outstanding 7,261,714 and 7,254,162 at October 31, 2016 and January 31, 2016, respectively	76	76
Treasury stock, at cost; 356,441 shares at October 31, 2016 and January 31, 2016	(3,352)	(3,352)
Additional paid-in capital	64,683	64,468
Retained earnings	11,454	8,508
Accumulated other comprehensive loss	(2,263)	(2,184)
Total stockholders' equity	70,598	67,516
Total liabilities and stockholders' equity	$85,047	$88,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended October 31,
	2016	2015
	(000’s)
Cash flows from operating activities:
Net income	$2,946	$5,383
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for (recovery of) inventory obsolescence	(5)	65
Recovery of doubtful accounts	(41)	(15)
Deferred income taxes	153	1,620
Depreciation and amortization	963	704
Stock-based and restricted stock compensation	177	420
Loss on disposal of property and equipment	31	49
Interest expense resulting from Arbitration Award	—	(111)
Non-cash reclassification of other comprehensive income to statement of operations due to the disposal of Brazil	—	1,286
(Increase) decrease in operating assets:
Accounts receivable	176	(1,543)
Inventories	4,283	(6,637)
Prepaid VAT and other taxes	(374)	22
Other current assets	(510)	(727)
Increase (decrease) in operating liabilities:
Accounts payable	477	(45)
Accrued expenses and other liabilities	(145)	554
Arbitration award in Brazil	—	(3,759)
Net cash used by the sale of Brazil	80	(1,147)
Net cash provided by (used in) operating activities	8,211	(3,881)
Cash flows from investing activities:
Proceeds from sale of property	—	451
Purchases of property and equipment	(116)	(715)
Net cash used in investing activities	(116)	(264)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(3,687)	2,749
Loan repayments, short-term	(4,511)	(2,143)
Loan borrowings, short-term	1,329	2,325
UK borrowings (repayments), net	243	(480)
Proceeds from exercise of stock options	41	41
Shares returned to pay employee taxes under restricted stock program	(3)	(717)
Net cash (used in) provided by financing activities	(6,588)	1,775
Effect of exchange rate changes on cash and cash equivalents	(76)	(51)
Net increase (decrease) in cash and cash equivalents	1,431	(2,421)
Cash and cash equivalents at beginning of period	7,022	6,709
Cash and cash equivalents at end of period	$8,453	$4,288

Cash paid for interest	$522	$578
Cash paid for taxes	$1,126	$1,377

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business

Lakeland Industries, Inc. and Subsidiaries (“Lakeland,” the “Company,” “we,” “our” or “us”), a Delaware corporation organized in April 1986, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing market. In April 2015, the Company decided to exit operations in Brazil. See Note 14 for further description.

2.	Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the unaudited condensed consolidated financial information required herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended January 31, 2016.

The Company’s unaudited condensed consolidated financial statements have been prepared using the accrual method of accounting in accordance with US GAAP.

The results of operations for the three and nine month period ended October 31, 2016 are not necessarily indicative of the results to be expected for the full year.

In this Form 10-Q, (a) “FY” means fiscal year; thus, for example, FY17 refers to the fiscal year ending January 31, 2017, (b) “Q” refers to quarter; thus, for example, Q3 FY17 refers to the third quarter of the fiscal year ending January 31, 2017, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet and (d) “Statement of Operations" refers to the unaudited condensed consolidated statement of operations.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates and assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is reasonably possible that events could occur during the upcoming year that could change such estimates.

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

Accounts Receivable, net

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company recognizes losses when information available indicates that it is probable that a receivable has been impaired based on criteria noted above at the date of the financial statements, and the amount of the loss can be reasonably estimated. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with customers, current economic industry trends, changes in customer payment terms. Past due balances over 90 days and other less creditworthy accounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Inventories

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or market. Provision is made for slow-moving, obsolete or unusable inventory.

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is evaluated for impairment at least annually; however, this evaluation may be performed more frequently when events or changes in circumstances indicate the carrying amount may not be recoverable. Factors that the Company considers important that could identify a potential impairment include: significant changes in the overall business strategy and significant negative industry or economic trends. The Company measures any potential impairment on a projected discounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The Company measures any potential impairment on a projected undiscounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. As of October 31, 2016 and January 31, 2016, no impairment was recorded.

Income Taxes

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of preparing the unaudited condensed consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carryforwards and tax credits, are recorded as deferred tax assets or liabilities on the Company’s unaudited condensed consolidated balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines that it may not be able to realize all or part of its deferred tax asset in the future, or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to income in the period of such determination.

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold.

Foreign Operations and Foreign Currency Translation

The Company maintains manufacturing operations in Mexico, Argentina and the People’s Republic of China and can access independent contractors in Mexico, Argentina and China. It also maintains sales and distribution entities located in India, Canada, the U.K., Chile, China, Argentina, Russia, Kazakhstan and Mexico. The Company is vulnerable to currency risks in these countries. The functional currency for the United Kingdom subsidiary is the Euro; the trading company in China, the RMB; the Canadian Real Estate subsidiary, the Canadian dollar; and the Russian operation, the Russian Ruble and Kazakhstan Tenge. All other operations have the US dollar as its functional currency.

Pursuant to US GAAP, assets and liabilities of the Company’s foreign operations with functional currencies, other than the US dollar, are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Foreign currency forward and hedge contracts are recorded in the unaudited condensed consolidated balance sheets at their fair value as of the balance sheet dates based on current market rates, as further discussed in Note 11.

The financial instruments of the Company classified as current assets or liabilities, including cash and cash equivalents, accounts receivable, short-term borrowings, borrowings under revolving credit facility, accounts payable and accrued expenses, are recorded at carrying value, which approximates fair value based on the short-term nature of these instruments.

The Company believes that the fair values of its long-term debt approximates its carrying value based on the effective interest rate compared to the current market rate available to the Company.

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

Reclassifications

Certain reclassifications have been made to the prior period’s unaudited condensed consolidated balance sheet to conform to the current period presentation. These reclassifications have no effect on the accompanying unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606):, to clarify the principles used to recognize revenue for all entities. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual periods after December 31, 2016. This guidance permits the use of one of two retrospective transition methods. The Company has neither selected a transition method, nor determined the effects that the adoption of the pronouncement may have on its unaudited condensed consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. During the quarter ended October 31, 2016, the Company early applied this ASU and retrospectively applied it to the prior period presented. The adoption of ASU 2015-17 had no impact on the Company’s results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements.

In March 2016, the FASB Issued ASU No. 2016-09, Compensation–Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for an entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact this guidance will have on its unaudited condensed consolidated financial statements and related disclosures.

In April 2016, FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815); Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606.  The Company does not expect the adoption of the ASU to have any impact on its unaudited condensed consolidated financial statements.

In May 2016, FASB issued ASU No. 2016-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.  The Company is assessing the impact of the adoption of the ASU on its unaudited condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's unaudited condensed consolidated financial statements.

4.	Inventories, net

Inventories, net consist of the following (in $000s):

	October 31, 2016	January 31, 2016

Raw materials	$20,685	$15,435
Work-in-process	943	784
Finished goods	14,977	24,622
	$36,605	$40,841

5.	Long-Term Debt

Revolving Credit Facility

On June 28, 2013, as amended on March 31, 2015 and June 3, 2015, Lakeland Industries, Inc. and its wholly owned Canadian subsidiary, Lakeland Protective Wear Inc. (collectively the “Borrowers”), entered into a Loan and Security Agreement (the “Senior Loan Agreement”) with AloStar Business Credit, a division of AloStar Bank of Commerce (the “Senior Lender”). The Senior Loan Agreement provides the Borrowers with a $15 million revolving line of credit (the “Senior Credit Facility”), at a variable interest rate based on LIBOR, with a first priority lien on substantially all of the United States and Canada assets of the Company, except for its Mexican plant and the Canadian warehouse.  After these amendments the maturity date of the Senior Credit Facility is now June 28, 2017 and the minimum interest rate floor is 4.25% per annum. The Senior Lender has approved required aspects of the transactions relating to the Brazil operations as such transactions are further described in Note 14 hereto.

The following is a summary of the material terms of the Senior Credit Facility:

$15 million Senior Credit Facility

•	Borrowing pursuant to a revolving credit facility subject to a borrowing base calculated as the sum of:

o	85% of eligible accounts receivable as defined
o	The lesser of 60% of eligible inventory as defined or 85% of net orderly liquidation value of inventory
o	In transit inventory in bound to the US up to a cap of $1,000,000
o	Receivables and inventory held by the Canadian operating subsidiary to be included, up to a cap of $2.0 million of availability

•	On October 31, 2016 and January 31, 2016, there was $5.8 million and $9.5 million outstanding under the Senior Credit Facility.

•	On October 31, 2016, there was $9.2 million available for further borrowings under the Senior Credit Facility.

•	Collateral

o	A perfected first security lien on all of the Borrower’s United States and Canadian assets, other than its Mexican plant and the Canadian warehouse
o	Pledge of 65% of Lakeland Industries, Inc. stock in all foreign subsidiaries other than 100% pledge of stock of its Canadian subsidiaries

•	Collection

o	All customers of Borrowers must remit to a lockbox controlled by Senior Lender or into a blocked account with all collection proceeds applied against the outstanding loan balance.

•	Prepayment penalties of 1%.

•	Interest Rate

o	Rate equal to LIBOR rate plus 325 basis points, subject to Floor rate of 4.25%
o	Rate at October 31, 2016 of 4.25% per annum

•	Financial Covenants

o	Borrowers are subject to certain covenants from the Closing Date, as defined in the Senior Loan Agreement, until the commitment termination date and full payment of the obligations to Senior Lender, Lakeland Industries, Inc. (the parent company), together with its subsidiaries on a consolidated basis, excluding its Brazilian subsidiary (have since been transferred), shall comply with the following additional covenants:
•	Fixed Charge Coverage Ratio. At the end of each fiscal quarter of Borrowers, Borrowers shall maintain a Fixed Charge Coverage Ratio of not less than 1.1 to 1.00 for the twelve month period then ending.
•	Minimum Quarterly Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Borrowers shall achieve, on a rolling four quarter basis excluding the operations of the Borrower’s then Brazilian subsidiary, EBITDA of not less than $4.1 million.
•	Capital Expenditures. Borrowers shall not during any fiscal year make capital expenditures in an amount exceeding $1 million in the aggregate.
•	Other Covenants
o	Standard financial reporting requirements as defined
o	Limitation on total net investment in foreign subsidiaries of a maximum of $1.0 million per annum

Borrowings in UK

On December 31, 2014, the Company and Lakeland Industries Europe, Ltd, (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with HSBC Bank to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million, based on exchange rates at time of closing)) to £1,500,000 (approximately USD $2.3 million, based on exchange rates at time of closing)), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million, based on exchange rates at time of closing)) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. The balance under this loan outstanding at October 31, 2016 and January 31, 2016 was USD $0.2 million and USD $0, respectively, and is included in short-term borrowings on the unaudited condensed consolidated balance sheet. On December 31, 2015, Lakeland UK entered into an extension of the maturity date of its existing financing facility with HSBC Invoice Finance (UK) Ltd. to December 19, 2016. Other than the extension of the maturity date, all other terms of the facility remain the same.

Canada Loans

In September 2013, the Company refinanced its loan with the Development Bank of Canada (“BDC”) for a principal amount of approximately $1.1 million in both Canadian and USD (based on exchange rates at time of closing). Such loan is for a term of 240 months at an interest rate of 6.45% per annum with fixed monthly payments of approximately USD $6,048 (C$8,169) including principal and interest. It is collateralized by a mortgage on the Company's warehouse in Brantford, Ontario. The amount outstanding at October 31, 2016 is C$1,011,000 which is included as USD $704,000 in long term borrowings on the accompanying unaudited condensed consolidated balance sheet, net of current maturities of USD $50,000. The amount outstanding at January 31, 2016 was USD $691,000 (CAD $1.3 million) in long term borrowings, net of current maturities of USD $50,000.

China Loans

On March 28, 2016, Weifang Lakeland Safety Products Co., Ltd., (“WF”), the Company’s Chinese subsidiary and Chinese Rural Credit Cooperative Bank (“CRCCB”) completed an agreement for WF to obtain a line of credit for financing in the amount of USD $1.3 million, with interest at 120% of the benchmark rate supplied by CRCCB (which is currently 4.6% per annum), with the line of credit having a term of one year. The effective per annum interest rate was 5.35%. The loan was collateralized by inventory owned by WF. The line of credit was paid in full prior to October 31, 2016.

On December 1, 2015, WF and CRCCB entered into an agreement for WF to obtain a line of credit for financing in the amount of RMB 6,000,000 (approximately USD $0.9 million), with interest at 120% of the benchmark rate supplied by CRCCB (which is currently 4.6% per annum), and with the line of credit having a term of one year. The effective per annum interest rate was 5.52%. The loan was collateralized by inventory owned by WF. The line of credit was paid in full prior to October 31, 2016. At January 31, 2016, the line of credit was RMB 6.0 million (approximately USD $0.9 million).

On October 10, 2015, WF and Bank of China Anqiu Branch entered into an agreement for WF to obtain a line of credit for financing in the amount RMB 5,000,000 (approximately USD $0.8 million). The effective per annum interest rate was 7% , with the line of credit having a term of one year. The loan was collateralized by inventory owned by WF. The line of credit was paid in full prior to October 31, 2016. At January 31, 2016, the line of credit was RMB 5.0 (approximately USD $0.8 million).

Argentina Loan

In April 2015, Lakeland Argentina S.R.L. (“Lakeland Argentina”), the Company’s Argentina subsidiary was granted a $300,000 line of credit denominated in Argentine pesos, pursuant to a standby letter of credit granted by the parent company.

The following three loans were made under the $300,000 facility stated above:

On December 2, 2015, Lakeland Argentina and Banco Santander Rio S.A (“Santander”) entered into an agreement for Lakeland Argentina to obtain a loan in the amount of ARS 559,906 (approximately USD $50,000, based on exchange rates at time of closing); such loan is for a term of 1 year at an interest rate of 42% per annum. The amount outstanding at October 31, 2016 is ARS 110,071 (approximately USD $7,000) which is included as short-term borrowings on the unaudited condensed consolidated balance sheet. At January 31, 2016, the line of credit was ARS 522,000 (approximately USD $38,000).

On March 30, 2016, Lakeland Argentina and Banco de la Nación Argentina (“BNA”) entered into an agreement for Lakeland Argentina to obtain a loan in the amount of ARS 830,000 (approximately USD $56,000, based on exchange rates at time of closing); such loan is for a term of one year at an interest rate of 27% per annum. The amount outstanding at October 31, 2016 is ARS 415,000 (approximately USD $27,400) which is included as short-term borrowings on the unaudited condensed consolidated balance sheet.

On July 1, 2016, Lakeland Argentina and BNA entered into an agreement for Lakeland Argentina to obtain a loan in the amount of ARS 569,000 (approximately USD $38,000, based on exchange rates at time of closing); such loan is for a term of one year at an interest rate of 27.06% per annum. The amount outstanding at October 31, 2016 is ARS 426,750 (approximately USD $28,000) which is included as short-term borrowings on the unaudited condensed consolidated balance sheet.

6.	Concentration

Major Customer

No customer accounted for more than 10% of net sales during the three and nine month periods ended October 31, 2016 and 2015.

Major Supplier

No supplier accounted for more than 10% of net sales during the three and nine month periods ended October 31, 2016 and 2015.

7.	Employee Stock Compensation and Stock Repurchase Program

The 2012 and 2015 Plans

At the Annual Meeting of Stockholders held on July 8, 2015, the Company’s stockholders approved the Lakeland Industries, Inc. 2015 Stock Plan (the “2015 Plan”). The executive officers and all other employees and directors of the Company and its subsidiaries are eligible to participate in the 2015 Plan. The 2015 Plan is currently administered by the compensation committee of the Company’s Board of Directors (“Committee”), except that with respect to all non-employee director awards, the Committee shall be deemed to include the full Board. The 2015 Plan authorizes the issuance of awards of restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. The 2015 Plan also permits the grant of awards that qualify for “performance-based compensation” within the meaning of Section 162(m) of the U.S. Internal Revenue Code. The aggregate number of shares of the Company’s common stock that may be issued under the 2015 Plan may not exceed 100,000 shares. Awards covering no more than 20,000 shares of common stock may be awarded to any plan participant in any one calendar year. Under the 2015 Plan, as of October 31, 2016, the Company granted awards for up to an aggregate of 99,270 restricted shares assuming maximum award levels are achieved.

The 2015 Plan, which terminates in July 2017, is the successor to the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). The Company’s 2012 Plan authorized the issuance of up to a maximum of 310,000 shares of the Company’s common stock to employees and directors of the Company and its subsidiaries in the form of restricted stock, restricted stock units, performance shares, performance units and other share-based awards. Under the 2012 Plan, as of October 31, 2016, the Company issued 289,462 fully vested shares of common stock and 4,425 restricted shares which will continue to vest according to the terms of the 2012 Plan.

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

As of October 31, 2016, unrecognized stock-based compensation expense related to share-based stock awards totaled $598 pursuant to the 2012 Plan and $571,554 pursuant to the 2015 Plan, before income taxes, based on the maximum performance award level. Such unrecognized stock-based compensation expense related to restricted stock awards totaled $598 for the 2012 Plan and $295,925 for the 2015 Plan at the baseline performance level. The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years for the 2012 Plan and two years for the 2015 Plan.

The Company recognized total stock-based compensation costs of $99,034 and $165,356 for the three months ended October 31, 2016 and 2015, respectively, of which $392 and $38,708 result from the 2012 Plan, and $98,642 and $126,648 result from the 2015 Plan; and $176,966 and $420,182 for the nine months ended October 31, 2016 and 2015, respectively, of which $(9,746) and $293,534 result from the 2012 Plan, and $186,712 and $126,648 result from the 2015 Plan. These amounts are reflected in operating expenses. The total income tax benefit recognized for stock-based compensation arrangements was $35,652 and $59,528 for the three months ended October 31, 2016 and 2015 and $63,708 and $151,266 for the nine months ended October 31, 2016 and 2015, respectively.

Shares under 2015 and 2012 Stock Plan	Outstanding Unvested Grants at Maximum at Beginning of FY17	Granted during FY17 through October 31, 2016	Becoming Vested during FY17 through October 31, 2016	Forfeited during FY17 through October 31, 2016	Outstanding Unvested Grants at Maximum at End of October 31, 2016

Restricted stock grants – employees	72,999	—	—	5,380	67,619
Matching award program	3,000	—	—	—	3,000
Bonus in stock - employees	2,500	—	—	2,500	—
Retainer in stock - directors	30,764	5,221	2,909	—	33,076
Total restricted stock plans	109,263	5,221	2,909	7,880	103,695

Weighted average grant date fair value	$9.93	$10.19	$8.00	$9.68	$10.02

Other Compensation Plans/Programs

The Company previously awarded stock-based options to non-employee directors under its Non-employee Directors’ Option Plan (the “Directors’ Plan”) which expired on December 31, 2012. All stock option awards granted under the Directors’ Plan were fully vested at October 31, 2016. During the nine months ended October 31, 2016 there have been no forfeitures and 5,000 shares exercised at an exercise price of $8.28 per share, and there were no options outstanding.

The Company utilized a matching award program pursuant to the 2012 Restricted Stock Plan to which all employees were entitled to receive one share of restricted stock for each two shares of the Company’s common stock purchased on the open market. Such restricted shares were subject to a one year vesting period. The valuation was based on the stock price at the grant date and is amortized to expense over the vesting period, which approximates the performance period.

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

Stock Repurchase Program

On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. The Company has not repurchased any stock under this program as of the date of this filing.

8.	Income Taxes

Income Tax Audits

The Company is subject to US federal income tax, as well as income tax in multiple US state and local jurisdictions and a number of foreign jurisdictions. Returns for the year since FY2014 are still open based on statutes of limitation only.

Chinese tax authorities have performed limited reviews on all Chinese subsidiaries as of tax years 2008 through 2015 with no significant issues noted and we believe our tax positions are reasonably stated as of October 31, 2016. Weifang Meiyang Products Co., Ltd. (“Meiyang”), one of our Chinese operations, was changed to a trading company from a manufacturing company in Q1 FY16 and all direct workers and equipment were transferred from Meiyang to Weifang Lakeland Safety Products Co., Ltd., (“WF”), another of our Chinese operation thereby reducing our tax exposure.

Lakeland Protective Wear, Inc., our Canadian subsidiary, is subject to Canadian federal income tax, as well as income tax in the Province of Ontario. Income tax return for the 2013 fiscal year and subsequent years are still within the normal reassessment period and open to examination by tax authorities.

In connection with the exit from Brazil as described in Note 14, the Company claimed a worthless stock deduction which generated a tax benefit of approximately USD $9.5 million, net of a USD $2.2 million valuation allowance. While the Company and its tax advisors believe that this deduction is valid, there can be no assurance that the IRS will not challenge it and, if challenged, there is no assurance that the Company will prevail.

Except in Canada, and as set forth in the next paragraph, it is our practice and intention to reinvest the earnings of our non-US subsidiaries in their operations. As of October 31, 2016, the Company had not made a provision for US or additional foreign withholding taxes on approximately $24.1 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration ($22.3 million at January 31, 2016). Generally, such amounts become subject to US taxation upon remittance of dividends and under certain other circumstances. If theses earnings were repatriated to the US, the deferred tax liability associated with these temporary differences would be approximately $3.4 million at October 31, 2016.

The Company’s Board of Directors has instituted a plan to elect to pay annual dividends of $1.0 million to the Company from Weifang’s future profits, 33% of Meiyang’s future profits and 50% of the UK’s future profits starting in FY15 and $1.0 million from Beijing’s future profits starting in FY17. All other retained earnings are expected to be reinvested indefinitely.

Change in Valuation Allowance

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. The valuation allowance was $2.0 million at October 31, 2016 and $2.0 million at January 31, 2016.

Income Tax Expense

Income tax expenses consist of federal, state and foreign income taxes. The statutory rate is the US rate. Reconciling items to the effective rate are foreign dividend income, Argentina income, and other permanent tax differences.

9.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for “income from continuing operations” and “discontinued operations” at October 31, 2016 and 2015, as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	(in $000s)		(in $000s)
	2016	2015	2016	2015
Numerator
Net income from continuing operations	$1,513	$2,120	$2,946	$7,868
Net loss from discontinued operations	—	—	—	(2,485)
Net income	$1,513	$2,120	$2,946	$5,383
Denominator
Denominator for basic earnings per share (weighted-average shares which reflect 356,441 shares in the treasury)	7,258,697	7,234,914	7,255,966	7,148,430
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	74,300	65,521	65,621	86,822
Denominator for diluted earnings per share (adjusted weighted average shares)	7,332,997	7,300,435	7,321,587	7,235,252
Basic earnings per share from continuing operations	$0.21	$0.29	$0.41	$1.10
Basic loss per share from discontinued operations	$—	$—	$—	$(0.35)
Basic earnings per share	$0.21	$0.29	$0.41	$0.75
Diluted earnings per share from continuing operations	$0.21	$0.29	$0.40	$1.09
Diluted loss per share from discontinued operations	$—	$—	$—	$(0.35)
Diluted earnings per share	$0.21	$0.29	$0.40	$0.74

10.	Segment Data

Domestic and international sales from continuing operations are as follows in millions of dollars:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2016		2015		2016		2015

Domestic	$11.26	48.45%	$14.66	58.88%	$35.24	53.49%	$45.98	58.08%
International	11.98	51.55%	10.23	41.12%	30.64	46.51%	33.19	41.92%
Total	$23.24	100.00%	$24.89	100.00%	$65.88	100.00%	$79.17	100.00%

We manage our operations by evaluating each of our geographic locations. Our US operations include a facility in Alabama (primarily the distribution to customers of the bulk of our products and the light manufacturing of our chemical, wovens, reflective, and fire products). The Company also maintains one manufacturing company in China (primarily disposable and chemical suit production), a manufacturing facility in Mexico (primarily disposable, reflective, fire and chemical suit production) and a small manufacturing facility in India. Our China facilities produce the majority of the Company’s products and China generates a significant portion of the Company’s international revenues. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in the USA, Canada, Mexico, Europe, Latin America, India, Russia, Kazakhstan and China, which sell and distribute products shipped from the United States, Mexico, India or China. The table below represents information about reported segments for the years noted therein:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	(in millions of dollars)		(in millions of dollars)
	2016	2015	2016	2015
Net Sales from continuing operations:
USA	$12.75	$15.96	$38.09	$49.12
Other foreign	5.34	3.73	12.25	10.57
Europe (UK)	1.90	2.81	6.95	11.88
Mexico	0.84	1.06	2.42	2.81
China	10.41	13.00	30.37	40.18
Corporate	0.27	0.32	1.44	1.55
Less intersegment sales	(8.27)	(11.99)	(25.64)	(36.94)
Consolidated sales	$23.24	$24.89	$65.88	$79.17
External Sales from continuing operations:
USA	$11.26	$14.66	$35.24	$45.98
Other foreign	5.09	3.61	11.49	10.23
Europe (UK)	1.90	2.81	6.95	11.87
Mexico	0.40	0.44	1.13	1.09
China	4.59	3.37	11.07	10.00
Consolidated external sales	$23.24	$24.89	$65.88	$79.17
Intersegment Sales from continuing operations:
USA	$1.49	$1.30	$2.85	$3.14
Other foreign	0.25	0.12	0.76	0.34
Europe (UK)	—	—	—	0.01
Mexico	0.44	0.62	1.29	1.72
China	5.82	9.63	19.30	30.18
Corporate	0.27	0.32	1.44	1.55
Consolidated intersegment sales	$8.27	$11.99	$25.64	$36.94
Operating Profit (Loss) from continuing operations:
USA	$1.58	$3.11	$5.62	$10.80
Other foreign	0.81	0.27	1.36	0.58
Europe (UK)	0.01	0.26	0.29	2.45
Mexico	0.04	0.17	0.05	0.08
China	1.37	1.16	3.15	3.35
Corporate	(1.60)	(1.67)	(5.56)	(4.93)
Less intersegment profit (loss)	0.03	(0.11)	0.09	(0.22)
Consolidated operating profit	$2.25	$3.19	$5.00	$12.11
Depreciation and Amortization Expense from continuing operations:
USA	$0.04	$0.04	$0.12	$0.11
Other foreign	0.03	0.01	0.11	0.03
Europe (UK)	—	—	—	0.01
Mexico	0.03	0.04	0.09	0.11
China	0.08	0.07	0.25	0.24
Corporate	0.14	0.11	0.43	0.31
Less intersegment	0.04	(0.03)	(0.04)	(0.11)
Consolidated depreciation and amortization expense	$0.36	$0.24	$0.96	$0.70

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	(in millions of dollars)		(in millions of dollars)
Interest Expense from continuing operations:
USA (shown in Corporate)	$—	$—	$—	$—
Other foreign	0.02	0.03	0.08	0.08
Europe (UK)	—	—	—	0.01
Mexico	—	—	—	—
China	0.04	0.03	0.12	0.11
Corporate	0.09	0.12	0.32	0.38
Less intersegment	—	—	—	—
Consolidated interest expense	$0.15	$0.18	$0.52	$0.58
Income Tax Expense (Benefits) from continuing operations:
USA (shown in Corporate)	$—	$—	$—	$—
Other foreign	0.16	0.08	0.27	0.19
Europe (UK)	0.01	0.01	0.04	0.44
Mexico	—	—	—	—
China	0.36	0.30	0.81	0.78
Corporate	0.04	0.50	0.41	2.31
Less intersegment	0.01	(0.01)	0.02	(0.04)
Consolidated income tax expense	$0.58	$0.88	$1.55	$3.68

	October 31, 2016	January 31, 2016
	(in millions of dollars)	(in millions of dollars)
Total Assets:*
USA	$53.66	$48.18
Other foreign	19.47	17.55
Europe (UK)	4.05	5.05
Mexico	4.01	4.25
China	28.43	29.92
India	(1.34)	(1.35)
Corporate	28.16	37.18
Less intersegment	(51.39)	(52.52)
Consolidated assets	$85.05	$88.26
Total Assets Less Intersegment:*
USA	$30.75	$33.63
Other foreign	10.83	9.91
Europe (UK)	4.04	5.03
Mexico	3.93	4.23
China	18.01	17.63
India	0.46	0.44
Corporate	17.03	17.39
Consolidated assets	$85.05	$88.26
Property and Equipment:
USA	$2.10	$2.20
Other foreign	1.54	1.57
Europe (UK)	0.04	0.06
Mexico	2.02	2.11
China	2.14	2.37
India	0.03	0.03
Corporate	0.70	1.00
Less intersegment	(0.03)	(0.07)
Consolidated property and equipment	$8.54	$9.27
Goodwill:
USA	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87

* Negative assets reflect intersegment accounts eliminated in consolidation

	Nine Months Ended	Nine Months Ended
	October 31, 2016	October 31, 2015
	(in millions of dollars)	(in millions of dollars)

Capital Expenditures:
USA	$0.02	$0.06
Other foreign	—	0.06
Europe (UK)	—	—
Mexico	—	—
China	0.03	0.13
India	0.02	—
Corporate	0.05	0.47
Consolidated capital expenditures	$0.12	$0.72

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

We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contract derivatives, not designated as hedging instruments, are generally settled quarterly. Gain and loss on those forward contracts are included in current earnings. There were no outstanding forward contracts at October 31, 2016 or 2015 or January 31, 2016.

We also enter into cash flow hedge contracts with financial institutions to manage our currency exposure on future cash payments denominated in foreign currencies. The effective portion of gain or loss on cash flow hedge is reported as a component of accumulated other comprehensive loss. The notional amount of these contracts was $1.1 million and $1.0 million at October 31, 2016 and January 31, 2016, respectively. The corresponding unrealized income or loss is recorded in the unaudited condensed consolidated statements of comprehensive income (loss). The corresponding liability amounted to approximately $(3,000), and $(26,000) at October 31, 2016 and January 31, 2016, respectively.

12.	VAT Tax Issue in Brazil

Asserted Claims

Value Added Tax (“VAT”) in Brazil is charged at the state level. We commenced operations in Brazil in May 2008 through an acquisition of Qualytextil, S.A., which subsequently became Lake Brasil Indústria e Comércio de Roupas e Equipamentos de Proteção Individual Ltda. (referred to in this footnote as “Qualytextil” and also referred to in this Form 10-Q as “Lakeland Brazil”).

An audit was performed on the VAT for the 2007-2009 period was completed by the State of Bahia (state of domicile for the Lakeland operations in Brazil). In October 2010, the Company received four claims for 2007-2009 from the State of Bahia, the largest of which was for taxes of R$6.2 million (USD $2.3 million) and interest, penalties and fees currently at R$8.3 million (USD $3.1 million), for a total of R$14.6 million (USD $5.5 million). The Company had intended to defend itself through a regulatory process and waited for the next amnesty period.  Of other claims, our attorney informed us that three claims totaling R$1.3 million (USD $0.5 million) excluding interest, penalties and fees of R$2.7 million (USD $0.9 million) were likely to be successfully defended based on state auditor misunderstanding.

As more fully described in Note 14, Lakeland and Qualytextil entered into a Shares Transfer Agreement pursuant to which, effective October 31, 2015, Zap Comércio de Brindes Corporativos Ltda , a company owned by an existing Qualytextil manager, acquired all of the shares of Qualytextil and assumed liabilities of Qualytextil, including VAT tax liabilities.

Loan Agreement with Transferee of Brazil Operations

The Company had entered into a loan agreement (the “Loan Agreement”) on December 11, 2015 with Qualytextil for the amount of R$8,584,012 (approximately USD $2.29 million) for the purpose of providing funds necessary for Qualytextil to settle its largest outstanding VAT claim with the State of Bahia.

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

13.	Litigation

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of October 31, 2016, to the best of the Company’s knowledge, there were no outstanding claims or litigation.

14.	Brazil Transaction

On March 9, 2015, Lakeland Brazil changed its legal form to a Limitada and changed its name to Lake Brasil Industria E Comercio de Roupas E Equipamentos de Protecao Individual LTDA.

Settlement Agreement – Arbitration Debt

On June 18, 2015, Lakeland and its then wholly owned subsidiary Lakeland Brazil (together with Lakeland, the “Brazil Co”), entered into an Amendment (the “Amendment”) to a Settlement Agreement, dated as of September 11, 2012 (the “Settlement Agreement”), with two former officers (the “former officers”) of Lakeland Brazil. As part of the original Settlement Agreement, the parties resolved all alleged outstanding claims against Lakeland Brazil arising from an arbitration proceeding in Brazil involving Lakeland Brazil and the former officers of Lakeland Brazil for an aggregate amount of approximately USD $8.5 million payable by Lakeland Brazil to the former officers over a period of six (6) years. As of the June 18, 2015 settlement date, there was a balance of USD $3.75 million (the “Outstanding Amount”) owed under the Settlement Agreement, which Outstanding Amount was to be paid by the Company in quarterly installments of USD $250,000 through December 31, 2018.

Pursuant to the Amendment, the former officers agreed to fully and finally settle the Outstanding Amount owed by the Company for an aggregate lump sum payment of USD $3.41 million, resulting in a gain of USD $224,000 after allowing for imputed interest on the original Settlement Agreement. Within five days of receipt of such payment, the former officers provided to Lakeland Brazil the documents needed to have their lien securing payment of the Outstanding Amount removed on certain real estate owned by Lakeland Brazil and such lien was removed. The Amendment also contains a general release of claims by the former officers in favor of the Company and its past or present officers, directors, and other affiliates. The Company’s senior lender, AloStar Bank of Commerce, has consented to the transactions contemplated by the Amendment.

Shares Transfer Agreement

On July 31, 2015 (the “Closing Date”), Lakeland and Lakeland Brazil, completed a conditional closing of a Shares Transfer Agreement (the “Shares Transfer Agreement”) with Zap Comércio de Brindes Corporativos Ltda (“Transferee”), a company owned by an existing Lakeland Brazil manager, entered into on June 19, 2015. Pursuant to the Shares Transfer Agreement, the Transferee has acquired all of the shares of Lakeland Brazil owned by the Company. Pursuant to the Shares Transfer Agreement, Transferee paid R$1.00 to the Company and assumed all liabilities and obligations of Lakeland Brazil, whether arising prior to, on or after the Closing Date. In order to help enable Lakeland Brazil to have sufficient funds to continue to operate for a period of at least two years following the Closing Date, the Company provided funding to Lakeland Brazil in the aggregate amount of USD $1,130,000, in cash, in the form of a capital raise, on or prior to the Closing Date, and agreed to provide an additional R$582,000 (approximately USD $188,000) (the “Additional Amount”), in the form of a capital raise, to be utilized by Lakeland Brazil to pay off the Brazilian Liabilities and other potential contingent liabilities. Pursuant to the Shares Transfer Agreement, the Company paid R$992,000 (approximately USD $320,000) in cash, on July 1, 2015 and issued a non-interest bearing promissory note for the payment to be due for the Additional Amount (R$582,000) (approximately USD $188,000) on the Closing Date which was paid to Lakeland Brazil in two (2) installments of (i) R$288,300 (approximately USD $82,000) which was paid on August 1, 2015, and (ii) R$294,500 (approximately USD $84,000) on September 1, 2015.

In addition, the Company may continue to be exposed to certain liabilities arising in connection with the prior operations of Lakeland Brazil, including, without limitation, from lawsuits pending in the labor courts in Brazil in which plaintiffs were seeking, as at July 31, 2015, a total of nearly USD $8,000,000 in damages from the Company’s then Brazilian subsidiary (Lakeland Brazil). The Company believes many of these labor court claims are without merit and the amount of damages being sought is significantly higher than any damages which may have been incurred. Pursuant to the Shares Transfer Agreement, the Company is required to fully fund amounts owed by Lakeland Brazil in connection with the then existing labor claims by Lana dos Santos and to pay amounts potentially owed for future labor claims up to an aggregate amount of $375,000 plus 60% of the excess of such amount until the earlier of (i) the date all labor claims against Lakeland Brazil deriving from events prior to the sale are settled, (ii) by our mutual agreement with Lakeland Brazil or (iii) on the two (2) year anniversary of closing of the sale. As of October 31, 2016, the Lana dos Santos claim was settled for $272,000 and $79,000 was paid in respect of other labor claims. With respect to continuing claims, $278,000 is being sought, of which management estimates the aggregate liability will be less than that amount.

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

The risk of exposure to the Company continues to diminish as the Transferee continues to operate Lakeland Brazil, as the risk of a finding of fraudulent bankruptcy lessens and pre-sale liabilities are paid off. Should the Transferee operate Lakeland Brazil for a period of two years, the Company believes the risk of a finding of fraudulent bankruptcy is eliminated. The Company believes that the loan transaction with its former Brazilian subsidiary resulting in a substantial reduction of the VAT tax liability, as described in Note 12 and below, significantly reduced such potential liability. In addition, as discussed above in this Note, the potential labor claims liability has substantially diminished. The Shares Transfer Agreement, which is governed by United States law, contains customary representations, warranties and covenants of the parties for a transaction of this type. The Company and Transferee have agreed to indemnify each other from and against certain liabilities, subject to certain exceptions. Under the Shares Transfer Agreement, the Company will be subject to certain non-solicitation provisions for a period of two years following the Closing Date.

For the nine months ended October 31, 2015, the transactions involved with the completion of the Company’s exit from Brazil resulted in a loss of approximately $1.2 million (net of tax benefit of $0.6 million) as reflected on its statements of operations and a decrease of approximately $1.2 million to stockholders’ equity as a result of recording the exit transactions. The Company also recorded a reclassification of approximately $1.3 million from Accumulated Other Comprehensive Loss to the Statement of Operations which did not impact net stockholders’ equity. Further losses on the sale were reflected in Q4 FY16 as a result of the reserves against the loans related to the VAT taxes as described in Note 12. Since this is a resolution of contingencies that arose from and that are directly related to the operations of the Brazil component prior to its disposal, it has been accounted for as discontinued operations.

The following tables summarize the results of the Brazil business included in the statements of operations for the nine months ended October 31, 2015. The Company did not recognize any income (loss) from discontinued operations during the three and nine months ended October 31, 2016 or the three months ended October 31, 2015.

Nine Months Ended October 31, 2015
Net sales from discontinuing operations	$869
Gross profit from discontinuing operations	164
Operating expenses from discontinuing operations	763
Operating loss from discontinuing operations	(599)
Interest expense from discontinuing operations	256
Other expense from discontinuing operations	398
Loss from operations of discontinuing operations before income tax	(1,253)
Non-cash reclassification of Other Comprehensive Income to Statement of Operations (no impact on stockholders’ equity)	(1,286)
Loss from disposal of discontinued operations	(515)
Loss before taxes for discontinued operations	(3,054)
Income tax benefit from discontinued operations	(569)
Net loss from discontinued operations	$(2,485)

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

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States of America and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. Our net sales from continuing operations attributable to customers outside the United States of America were $30.6 million and $33.2 million for the nine months ended October 31, 2016 and 2015, respectively.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and disclosure of contingent assets and liabilities. We base our estimates on the past experience and on various other assumptions that we believe to be reasonable under the circumstances, and we periodically evaluate these estimates.

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

Accounts Receivable, Net. Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company recognizes losses when information available indicates that it is probable that a receivable has been impaired based on criteria noted above at the date of the financial statements, and the amount of the loss can be reasonably estimated. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with customers, current economic industry trends, changes in customer payment terms. Past due balances over 90 days and other less creditworthy accounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Inventories. Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or market. Provision is made for slow-moving, obsolete or unusable inventory.

Goodwill. Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is evaluated for impairment at least annually; however, this evaluation may be performed more frequently when events or changes in circumstances indicate the carrying amount may not be recoverable. Factors that the Company considers important that could identify a potential impairment include: significant changes in the overall business strategy and significant negative industry or economic trends. The Company measures any potential impairment on a projected discounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results.

Impairment of Long-Lived Assets. The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The Company measures any potential impairment on a projected undiscounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. As of October 31, 2016 and January 31, 2016, no impairment was recorded.

Income Taxes. The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of preparing the unaudited condensed consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carryforwards and tax credits, are recorded as deferred tax assets or liabilities on the Company’s unaudited condensed consolidated balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines that it may not be able to realize all or part of its deferred tax asset in the future, or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to income in the period of such determination.

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold.

Foreign Operations and Foreign Currency Translation. The Company maintains manufacturing operations in Mexico, Argentina and the People’s Republic of China and can access independent contractors in Mexico, Argentina and China. It also maintains sales and distribution entities located in India, Canada, the U.K., Chile, China, Argentina, Russia, Kazakhstan and Mexico. The Company is vulnerable to currency risks in these countries. The functional currency for the United Kingdom subsidiary is the Euro; the trading company in China, the RMB; the Canadian Real Estate subsidiary, the Canadian dollar; and the Russian operation, the Russian Ruble and Kazakhstan Tenge. All other operations have the US dollar as its functional currency.

Pursuant to US GAAP, assets and liabilities of the Company’s foreign operations with functional currencies, other than the US dollar, are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

Fair Value of Financial Instruments. US GAAP defines fair value, provides guidance for measuring fair value and requires certain disclosures utilizing a fair value hierarchy which is categorized into three levels based on the inputs to the valuation techniques used to measure fair value.

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

Foreign currency forward and hedge contracts are recorded in the unaudited condensed consolidated balance sheets at their fair value as of the balance sheet dates based on current market rates.

The financial instruments of the Company classified as current assets or liabilities, including cash and cash equivalents, accounts receivable, short-term borrowings, borrowings under revolving credit facility, accounts payable and accrued expenses, are recorded at carrying value, which approximates fair value based on the short-term nature of these instruments.

The Company believes that the fair values of its long-term debt approximates its carrying value based on the effective interest rate compared to the current market rate available to the Company.

Significant Balance Sheet Fluctuation October 31, 2016, As Compared to January 31, 2016

Cash increased by $1.4 million as the Company planned for a possible dividend paid to the Company from its' Weifang and Meiyang China subsidiaries later in FY17. In addition, the Company minimized capital expenditures in the current year in anticipation of a technology project in FY18 and the Company has also reduced inventory levels during the nine months ended October 31, 2016. Inventory net of reserves decreased $4.2 million as the Company continued to focus on improvements in planning and working through existing stock of core product in response to low volume in the quarter. The Company experienced a decrease in borrowings under the revolving credit facility of $3.7 million and repaid short term debt in China in the amount of $2.9 million as the Company controlled costs and actively managed inventory levels.

Three Months ended October 31, 2016, As Compared to the Three Months Ended October 31, 2015

Net Sales. Net sales from continuing operations decreased to $23.2 million for the three months ended October 31, 2016 compared to $24.9 million for the three months ended October 31, 2015, a decrease of 6.6%. Overall sales volume was reduced in the quarter due to global softness in the industrial sector partially resulting from a continuing downturn in the oil and gas industry as well as currency volatility in China, Canada, and the UK in which we conduct business. As a result of a stronger US dollar in relation to these other currencies, these foreign revenues are reported on a reduced basis. Sales in the USA decreased $3.3 million or 20% due primarily to a continued soft market in the industrial sector for FY17 and as compared to the same quarter in the previous year which included sales into the bird flu pandemic. USA sales of disposables decreased by $2.0 million, chemical sales decreased $2.0 million, wovens and fire protection sales combined increased $0.6 million or 28% mostly due to a large intercompany sales to Argentina while glove sales and reflective sales remained level. Sales in China and to the Asia Pacific Rim were down $2.6 million or 20% as intercompany demand decreased and that region experienced currency headwinds. Canada sales increased by $0.2 million or 17% as that country continued to experience an oil and gas turnaround and an asbestos remediation program – all requiring protective wear. UK sales decreased by $0.9 million or 33% mostly due to uncertainty in the economy as a result of Brexit and continuing currency challenges. Russia and Kazakhstan sales combined remained level at $0.3 million. Latin America sales increased $1.4 million or 83% due to a large sale from Argentina into Ecuador, which was offset in part by a depressed commodities market which curtails agriculture and mining production.

Gross Profit. Gross profit from continuing operations decreased $0.7 million, or 7.9%, to $8.5 million for the three months ended October 31, 2016, from $9.2 million for the three months ended October 31, 2015. Gross profit as a percentage of net sales remained level at 37% for the three months ended October 31, 2016. Major factors driving gross margins were:

•	Disposables gross margins increased 2.2 percentage points in spite of low volume as the Company continues to contain cost and maximize production efficiency and as compared to the previous year’s sales which included sales into the bird flu pandemic.
•	Chemical gross margin decreased by 13.3 percentage points primarily due to low volume and as compared to the previous year’s sales which included sales into the bird flu pandemic.
•	Wovens gross margin decreased 4.2 percentage points as a result of product mix.
•	Fire protection gross margin increased 1.4 percentage points as the Company moved production to our more cost effective facility in Mexico.
•	Reflective gross margins decreased 14.7 percentage points primarily as a result of product mix.
•	UK gross margins decreased 3.4 percentage points primarily as a result of currency challenges and uncertainty in the economy resulting from the Brexit.
•	Chile’s gross margin decreased 10.8 percentage points as a result of low volume and Argentina’s gross margin increased 21.8 percentage points primarily as a result of a large sale into Ecuador.

Operating Expense. Operating expenses of continuing operations increased from $6.1 million for the three months ended October 31, 2015 to $6.3 million for the three months ended October 31, 2016. Operating expenses as a percentage of net sales was 27.0% for the three months ended October 31, 2016 up from 24.4% for the three months ended October 31, 2015. The main factors for the mild increase in operating expenses are a $0.4 million increase in sales commissions resulting from a large order that shipped from Argentina to Ecuador and a $0.2. million increase to depreciation in the normal course of business, offset by a $0.3 million decrease to freight out resulting from low volume, $0.1 million decrease to equity compensation due to the change in the performance level of the Company’s 2015 stock plan from maximum to baseline as of Q2 FY17, a decrease of $0.1 million due to a change the management estimate of the fair market of assets held for sale and a $0.1 million decrease in bad debt expense with collection efforts.

Operating Profit. Operating profit from continuing operations decreased to a profit of $2.2 million for the three months ended October 31, 2016, from $3.2 million for the three months ended October 31, 2015, mainly as a result of weak sales. Operating margins were 10% for the three months ended October 31, 2016, compared to 12.9% for the three months ended October 31, 2015.

Interest Expense. Interest expenses from continuing operations decreased slightly to $0.1 million for the three months ended October 31, 2016 from $0.2 million for the three months ended October 31, 2015 as the Company reduced borrowings in the three months ended October 31, 2016.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expense from continuing operations was $0.6 million for the three months ended October 31, 2016, as compared to an income tax expense of $0.9 million for the three months ended October 31, 2015 as a result of reduced profitability.

Net Income.  Net income from continuing operations decreased $0.6 million to $1.5 million for the three months ended October 31, 2016 from $2.1 million for the three month ended October 31, 2015. The results for the three months ended October 31, 2016 are primarily due to low sales volume and currency challenges in our foreign operations.

Nine Months ended October 31, 2016, As Compared to the Nine Months Ended October 31, 2015

Net Sales. Net sales from continuing operations decreased to $65.9 million for the nine months ended October 31, 2016 compared to $79.2 million for the nine months ended October 31, 2015, a decrease of 16.8%. Overall sales volume was reduced due to global softness in the industrial sector partially resulting from a continuing downturn in the oil and gas industry as well as currency volatility in Argentina, Kazakhstan, Russia, Chile, China and the U.K in which we conduct business. As a result of a stronger US dollar in relation to these other currencies, our foreign revenues are reported on a reduced basis. Sales in the USA decreased $11.1 million or 22% due primarily to the strong sales levels in the disposables and chemical divisions related to the Company’s response to the Ebola crisis and the bird flu in FY16 and a soft market in the industrial sector in FY17. USA sales of disposables decreased by $5.5 million, chemical sales decreased $6.5 million, wovens and fire protection sales combined increased $0.6 million while glove sales decreased $0.2 million and reflective sales increased $0.6 million. Sales in China and to the Asia Pacific Rim were down $9.8 million or 24% as intercompany demand decreased and that region experienced moderate currency headwinds and economic sluggishness. Canada sales increased by $1.1 million or 23% as that country saw a concerted effort begin for asbestos remediation and experienced an oil and gas turnaround – all requiring protective wear. UK sales decreased by $4.9 million or 42% mostly due to the Company’s Ebola sales in Q1 FY16, economic uncertainty as a result of the Brexit, and continuing currency challenges. Russia and Kazakhstan sales combined remained level at $0.9 million despite an extreme currency depreciation in Kazakhstan. Latin America sales increased $0.3 million or 9% primarily due to a large sale from Argentina into Ecuador, which was offset in part by a depressed commodities market which curtails agriculture and mining production and a poor economic environment in Brazil.

Gross Profit. Gross profit from continuing operations decreased $6.4 million, or 21.3%, to $23.9 million for the nine months ended October 31, 2016, from $30.3 million for the nine months ended October 31, 2015. Gross profit as a percentage of net sales decreased to 36% for the nine months ended October 31, 2016, from 38% for the nine months ended October 31, 2015. Major factors driving the changes in gross margins were:

•	Disposables gross margins increased 2 percentage points to 35% in spite of low volume as the Company continues to contain cost and maximize production efficiency.

•	Chemical gross margin decreased by 21 percentage points primarily due to the very high volume and high margins associated with the Company’s response to the Ebola crisis and bird flu in FY16 and severance payments of $0.1 million associated with a reduction in force in the USA to move production to our more cost effective facilities in Mexico and China during Q1FY17.
•	Wovens gross margin decreased 1 percentage point due to a change in the product mix and excess supply in the marketplace.
•	Fire protection gross margin increased 2 percentage points due to product mix and included severance payments in excess of $0.1 million associated with a reduction in force in the USA to move production to our more cost effective facility in Mexico.
•	Reflective gross margins decreased 7 percentage points as a result of product mix and severance payments of $0.1 million associated with a reduction in force in the USA to move production to our Mexico and China facilities.
•	Canada’s gross margins increased 5 percentage points as a result of strong sales volume and product mix and in spite of currency challenges.
•	UK gross margins decreased 6 percentage points as a result of weak sales volume, uncertainty in the marketplace resulting from the Brexit, and as compared to FY16 where the Company’s sales related to the Ebola crisis had very high margins.
•	Chile’s gross margin increased 8 percentage points as a result of product mix and Argentina’s gross margin increased 15 percentage points primarily as a result of a large sale into Equador and in spite of otherwise very weak sales volume and a challenging economic environment where there is excess supply.

Operating Expense. Operating expenses of continuing operations increased from $18.2 million for the nine months ended October 31, 2015 to $18.9 million for the nine months ended October 31, 2016. Operating expenses as a percentage of net sales was 28.7 % for the nine months ended October 31, 2016 up from 23% for the nine months ended October 31, 2015. The main factors for the increase in operating expenses are a $0.7 million decrease in freight out due to low volume, a $0.2 million increase in travel and entertainment due to increased sales efforts, a $0.3 million increase in sales salaries due to hires in the US, Asia and Australia, a $0.2 million decrease in equity compensation due to the change in performance level of the Company’s 2015 stock plan from maximum to baseline, an increase of $0.2 million in professional fees, an increase of $0.1 million in director’s fees due to a change in the compensation program, an increase of $0.1 million in employee benefits with higher 401-K participation, an increase of $0.2 million in currency charges, a decrease of $0.1 million due to a change the management estimate of the fair market of assets held for sale and a $0.1 million decrease in bad debt expense with collection efforts, an $0.1 million increase in medical insurance under the Company’s is self–insurance plan, and in increase of $0.2 million to depreciation as a normal course of business and various other smaller charges.

Operating Profit. Operating profit from continuing operations decreased to a profit of $5.0 million for the nine months ended October 31, 2016, from $12.1 million for the nine months ended October 31, 2015, mainly as a result of weak sales as compared to very strong sales related to the Company’s response to Ebola and to the bird flu in the nine months ended October 31, 2015. Operating margins were 7.6% for the nine months ended October 31, 2016, compared to 15.3% for the nine months ended October 31, 2015 also mainly as a result of weak sales as compared to very strong sales with higher margins related to the Company’s response to Ebola and to the bird flu in the nine months ended October 31, 2015.

Interest Expense. Interest expenses from continuing operations had a modest decrease to $0.5 million for the nine months ended October 31, 2016 from $0.6 million for the nine months ended October 31, 2015.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expense from continuing operations was $1.5 million for the nine months ended October 31, 2016, as compared to an income tax expense of $3.7 million for the nine months ended October 31, 2015.

Discontinued Operations. Loss from discontinued operations in Brazil decreased from $2.5 million to $0 this year.

Net Income.  Net income from continuing operations decreased $5.0 million to $2.9 million for the nine months ended October 31, 2016 from $7.9 million for the nine months ended October 31, 2015. The results for the nine months ended October 31, 2016 are primarily due to low sales volume.

Liquidity and Capital Resources

As of October 31, 2016, we had cash and cash equivalents of approximately $8.5 million and working capital of $46.2 million. Cash and cash equivalents increased $1.4 million and working capital increased $4.0 million from January 31, 2016 primarily as the Company built excess cash in its Chinese subsidiaries in anticipation of a possible dividend to the Company expected to be declared and paid later in FY17, the Company minimized capital expenditures and managed inventory levels. International cash management is affected by local requirements and movements of cash across borders can be slowed down significantly.

Of the Company’s total cash and cash equivalents of $8.5 million as of October 31, 2016, cash held in the UK of $0.1 million, cash held in India of $0.1 million and cash held in Canada of $0.2 million would not be subject to additional tax as foreign income has already been subject to U.S. tax. Cash in all countries, other than the U.S., of $7.1 million would incur U.S. tax less any foreign tax credits if the cash was repatriated. In the event that the Company repatriated cash from China of the $6.4 million balance at October 31, 2016, there would be an additional 10% withholding tax incurred in that country. The Company has strategically employed a dividend plan subject to certain approvals in which its Canadian subsidiary sends dividends to the U.S. in the amount of 100% of the previous year’s earnings, the UK subsidiary sends dividends to the U.S. in the amount of 50% of the previous year’s earnings and the Weifang China subsidiary sends dividends to the U.S. in the amount of $1.0 million of the previous year’s earnings.

Net cash provided by operating activities of $8.2 million for the nine months ended October 31, 2016 was primarily due to a net income of $2.9 million, a decrease in inventories of $4.3 million, an increase in accounts payable of $0.5 million, a decrease in stock-based compensation of $0.2 million, depreciation and amortization of $1.0 million and a decrease in accounts receivable of $0.2 million offset by an increase in prepaid VAT taxes and other current assets of $0.9 million primarily associated with foreign VAT taxes receivable Net cash used in investing activities of $0.1 million reflect minor purchases in property and equipment and net cash used in financing activities was $6.6 million in the nine months ended October 31, 2016, due to a $3.7 million decrease in borrowings under the Company’s revolving credit facility and the $3.0 million payment of our loans in China.

We currently have one senior credit facility: $15 million revolving credit facility which commenced June 28, 2013, of which we had $5.8 million of borrowings outstanding as of October 31, 2016, expiring on June 30, 2017, at a current per annum rate of 4.25%. Maximum availability in excess of amount outstanding at October 31, 2016 was $9.2 million. Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to earnings before interest, taxes, depreciation and amortization and others relating to fixed charge coverage ratio and limits on capital expenditures and investments in foreign subsidiaries. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders, including AloStar Bank of Commerce and Development Bank of Canada, have a security interest in substantially all of our US and Canadian assets and pledges of 65% of the equity of the Company’s foreign subsidiaries, other than Canada which is 100%. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business. We believe that our current availability under our senior credit facility, coupled with our anticipated operating cash and cash management strategy, is sufficient to cover our liquidity needs for the next 12 months.

Stock Repurchase Program. On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. The Company has not repurchased any stock under this program as of the date of this filing.

Capital Expenditures. Our capital expenditures thru Q3 FY17 of $0.1 million principally relate to additions to equipment in China and manufacturing equipment, computer system and leasehold improvements in the USA. We anticipate FY17 capital expenditures to be approximately $0.5 million. There are no further specific plans for material capital expenditures in FY17, in anticipation for a technology project scheduled for FY18.

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

Interest Rate Risk

We are exposed to interest rate risk with respect to our credit facilities, which have variable interest rates based upon the London Interbank Offered Rate. At October 31, 2016, we had $5.8 million in borrowings outstanding under our senior credit facility. If the interest rate applicable to this variable rate debt rose 1% in the year ended January 31, 2017, our interest expense would have increased only 0.25% due to the floor of 4.25%. If the effective interest rate rose 0.25 percentage point over 4.25%, it would increase interest expense by an insignificant amount.

Tax Rate Risk

We are exposed to tax rate risk with respect to our deferred tax asset. Should the effective tax rate decrease as a result of tax reform there could be a significant one-time noncash charge to earnings in order to adjust our deferred tax asset. Though this one-time adjustment might be material, the Company would be in a favorable tax position going forward.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of October 31, 2016. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes that occurred during Lakeland's third quarter of fiscal 2017 which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are not applicable

Item 6. Exhibits:

Exhibits:

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Definitions Document
101.DEF**	XBRL Taxonomy Extension Labels Document
101.LAB**	XBRL Taxonomy Extension Labels Document
101.PRE**	XBRL Taxonomy Extension Presentations Document

*	Filed herewith
**	To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: December 14, 2016	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President and Secretary
(Principal Executive Officer and Authorized Signatory)

Date: December 14, 2016	/s/ Teri W. Hunt
Teri W. Hunt,
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)

