Form 10-Q/A
period 2016-10-31
LAKELAND INDUSTRIES INC
filed 2016-12-15
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The Company is including the XBRL interactive table - exhibit 101.

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

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: December 15, 2016	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President and Secretary
(Principal Executive Officer and Authorized Signatory)

Date: December 15, 2016	/s/ Teri W. Hunt
Teri W. Hunt,
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)

