Form 10-K/A
period 2016-01-31
LAKELAND INDUSTRIES INC
filed 2017-02-17
CIK 798081

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

Explanatory Note

Lakeland Industries, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended January 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on April 21, 2016 (the “Original Form 10-K”). This Amendment No. 1 is being filed solely for the purposes of (i) including an unqualified opinion in the audit report, dated May 15, 2015, except Note 13.1, as to which the date is February 2, 2017, of Mazars Auditores Independentes on Lakeland Brazil S.A.’s financial statements as of and for the fiscal year ended January 31, 2015, and (ii) inserting the city and country where the audit reports of the independent registered public accountants, Shanghai Mazars Certified Public Accountants, were issued on each “Report of Independent Registered Public Accounting Firm” appearing on pages 37 and 38 of the Original Form 10-K. In accordance with the rules of the SEC, updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act 2002 are being filed as Exhibits 31.1 and 31.2 and updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are being filed as Exhibits 32.1 and 32.2 to this Amendment No. 1.

Except as noted above, no other modifications or changes have been made to the Original Form 10-K or the Company’s consolidated financial statements or the notes thereto included therein. This Amendment No. 1 does not reflect the effect of any events subsequent to the filing of the Original Form 10-K and does not modify or update in any way any other disclosures made in the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings made with the SEC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management and Shareholders of

Lakeland Brasil S.A.

São Paulo - SP

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

In our report dated May 15, 2015 on the January 31, 2015 financial statements, we expressed a qualified opinion due to a departure from accounting principles generally accepted in the United States of America. As more fully described in Note 13.1, the Company has corrected this departure from accounting principles generally accepted in the United States of America for the recognition of the interest and penalties related to the value added tax and restated the January 31, 2015 financial statements. Accordingly, our present opinion on the January 31, 2015 financial statements, as presented herein, is different from that expressed in our previous report.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited the adjustments described in Notes 6 and 13.1 that were applied to restate the 2014 financial statements to correct errors. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2014 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2014 financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that Lakeland Brasil S.A. will continue as a going concern. As discussed in Note 1 to the financial statements, Lakeland Brasil S.A. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the entity's ability to continue as a going concern. Management's plans concerning these matters as described in Note 1 – Operating context. There is also relevant Subsequent Events information in the Note 17 that the Board of Directors approved a sale of Parent Company´s wholly-owned Brazilian subsidiary Lakeland Brasil to a current officer of Lakeland Brazil. The financial statements do not include any adjustments about that.

The financial statements of the Company for the year ended January 31, 2014, were audited by another auditor who expressed an unqualified opinion on those statements on April 22, 2014.

São Paulo, Brazil

May 15, 2015, except for Note 13.1, as to which the date is February 02, 2017

/s/ Mazars Auditores Independents S/S

Mazars Auditores Independentes S/S

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

Shanghai, China

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

/s/ Shanghai MAZARS Certified Public Accountants

Shanghai MAZARS Certified Public Accountants

Shanghai, China

April 18, 2016

PART IV

ITEM 15. EXHIBITS

b.	Exhibits

Exhibit No.	Description

23.1*	Consent of Mazars USA LLP (formerly WeiserMazars LLP), Independent Registered Public Accounting Firm

23.2*	Consent of Mazars Auditores Independentes, Independent Registered Public Accounting Firm

23.3*	Consent of Shanghai Mazars Certified Public Accountants, Independent Registered Public Accounting Firm

23.4*	Consent of Shanghai Mazars Certified Public Accountants, Independent Registered Public Accounting Firm

31.1*	Certification of Christopher J. Ryan, Chief Executive Officer, President and Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Teri W. Hunt, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Christopher J. Ryan, Chief Executive Officer, President and Secretary, pursuant to Section 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Teri W. Hunt, Chief Financial Officer, pursuant to Section 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   February 17, 2017

LAKELAND INDUSTRIES, INC.

By:	/ s / Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer and President