Form 10-K/A
period 2016-01-31
LAKELAND INDUSTRIES INC
filed 2017-03-10
CIK 798081

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

Explanatory Note

Lakeland Industries, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to amend its Annual Report on Form 10-K for the fiscal year ended January 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on April 21, 2016 (the “Original Form 10-K”), and as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on February 17, 2017 (“Amendment No. 1”), to include the entire text of Item 8, which includes all four issued audit opinions and the Company’s financial statements as of and for the fiscal years ended January 31, 2016 and 2015. Such financial statements, including the notes related thereto, have not been modified from those in the Original Form 10-K. In accordance with the rules of the SEC, updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act 2002 are being filed as Exhibits 31.1 and 31.2 and updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are being filed as Exhibits 32.1 and 32.2 to this Amendment No. 2.

Except as noted above, no other modifications or changes have been made to the Original Form 10-K or Amendment No. 1. This Amendment No. 2 does not reflect the effect of any events subsequent to the filing of the Original Form 10-K and does not modify or update in any way any other disclosures made in the Original Form 10-K.  Accordingly, this Amendment No. 2 should be read in conjunction with the Original Form 10-K and the Company’s other filings made with the SEC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Consolidated Financial Statements, restated for 2015, as applicable:
Page No.
Reports of Independent Registered Public Accounting Firms	3-6
Consolidated Statements of Operations for the Years Ended January 31, 2016 and 2015	7
Consolidated Statements of Comprehensive Income for the Years Ended January 31, 2016 and 2015	8
Consolidated Balance Sheets for January 31, 2016 and 2015	9
Consolidated Statements of Stockholders' Equity for the Years Ended January 31, 2016 and 2015	10
Consolidated Statements of Cash Flows for the Years Ended January 31, 2016 and 2015	11
Notes to Consolidated Financial Statements	13-40

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

/s/ Mazars Auditores Independentes S/S

Mazars Auditores Independentes S/S

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

Dated: March 10, 2017

LAKELAND INDUSTRIES, INC.

By:	/ s / Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer and President

