Form 10-K
period 2017-01-31
LAKELAND INDUSTRIES INC
filed 2017-04-26
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act)

Yes ☐ No ☒

As of July 31, 2016, the aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant was $67,625,403 based on the closing price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2017
Common Stock, $0.01 par value per share	7,263,774 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Security Exchange Act of 1934 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

LAKELAND INDUSTRIES, INC.

 i

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

ITEM 1. BUSINESS

Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the industrial and public protective clothing market. Our products are sold by our in-house customer service group, our regional sales managers and independent sales representatives to a network of over 1,200 North American safety and mill supply distributors. These distributors in turn supply end user industrial customers, such as integrated oil, chemical/petrochemical, utilities, automobile, steel, glass, construction, smelting, munition plants, janitorial, pharmaceutical, mortuaries and high technology electronics manufacturers, as well as scientific and medical laboratories. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, sales are to a mixture of end users directly and to industrial distributors depending on the particular country market. Sales are made to more than 40 foreign countries but are primarily in China, European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Colombia, Mexico, Ecuador and Southeast Asia. In FY17 we had net sales of $86.2 million and $99.6 million in FY16. For purposes of this Form 10-K, FY refers to a fiscal year ended January 31; for example, FY17 refers to the fiscal year ended January 31, 2017.

FY17 was a year remarkable for its lack of big emergency events such as the previous two years, with the Ebola epidemic in Africa and the massive remediation effort following the bird flu outbreak in the United States of America (“US”), both of which had major impacts on Lakeland’s revenue and profit in the prior fiscal years. Nor were there as many oil or chemical spills as historically occur. The price of oil recovered significantly from its bottom, but not enough to spur the sort of exploration and development as was the case during the fracking boom, as little occurred outside of the Permian basin where plentiful existing wells and infrastructure enable lower production costs. Accordingly, sales of protective garments to be utilized in the oil and gas markets were adversely affected. Our results of operations for FY17 must be considered in view of the absence of the aforementioned. So some of these key drivers were absent.

For most of the year, economic growth and investment were tepid as industrial production declined in the US due to the strength of the dollar and job losses in the Energy sector, in China where the growth rate continued to decrease, and in Europe where chaotic immigration, terrorism, and Brexit dominated the headlines and growth was virtually at zero. Compounding this, the US presidential election between candidates with essentially opposite views on critical issues like taxes, regulation, immigration, and trade policy caused even more uncertainty for manufacturers and distributors who were already being conservative in their commitments to inventories and investment. This in turn limited growth opportunities while leading to more aggressive pricing from the competition which had to be met. Fortunately, however, significant cost-cutting was proactively taken in the US in the first quarter of FY17 - as management believed at the time that it would likely be a flat revenue growth year- and this provided a cushion that protected margins.

Management believes a sense that the new US administration will be good for business has begun to take hold among our customers, and while too early to be conclusive, we believe we are beginning to see more conviction in their ordering patterns. For these reasons management is optimistic that organic growth will be stronger in FY18.

However, the Company recognizes the need to grow faster than what just organic growth from existing product lines and market segments will contribute, so it has accelerated product development, is pressing ahead aggressively with the rollout of new products, is proceeding with the addition of field personnel to increase sales in our target industrial sectors, and is entering new sectors where we see opportunity.

Additionally, a major strategic companywide objective to accelerate growth throughout the company is to push additional products and sales tools that are successful in the key US and China markets to the other international operations, which have traditionally carried smaller lines. To facilitate this, the Company is also aggressively hiring more sales people world-wide as well as upgrading marketing. The idea is to better leverage product and marketing assets Companywide, thereby promoting more consistent product line offerings and global branding.

As always, the cornerstone of the Company’s strategy is the belief that owning and operating its own factories for the bulk of production is a key advantage in terms of control of costs, quality, delivery times, and a unique ability to rapidly respond to emergency situations by being able to scale up almost instantly, compared to the competition that relies almost exclusively on contractors.

Industry Overview

The industrial work clothing market includes our limited use/disposable protective or safety clothing, our high-end chemical protective suits, our firefighting and heat protective apparel, gloves and our reusable woven garments.

The industrial protective safety clothing market in the United States has evolved over the past 47 years as a result of governmental regulations and requirements and commercial product development. In 1970, Congress enacted the Occupational Safety and Health Act, or OSHA, which requires employers to supply protective clothing in certain work environments. Certain states have also enacted worker safety laws that further supplement OSHA standards and requirements.

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

International and Domestic Standards

Standards development, within both the US and global markets, continues to challenge manufacturers as the pace of change and adoption of new standards increase. Complex and changing international standards play to Lakeland’s strengths when compared to most multinationals or smaller manufacturers. Lakeland currently sits on boards and/or works closely with groups involved in writing many international standards such as the American Society for Testing and Materials International (“ASTM”), the National Fire Protection Association (“NFPA”), International Safety Equipment Association (“ISEA”) in the US; the European Committee for Standardization (“CEN”) and the International Organization for Standardization (“ISO”) in Europe; the China National Standards Board (“GB”) in China; and the Standards Australia and Standards New Zealand (“ASNZ”) in Australia and New Zealand.

Globally, not only are the standards continuing to change at a rapid pace, but the focus of standards activity is shifting. In response to increasing use of certification processes as a technical barrier to trade, standards writing bodies in the US and Europe are aggressively pursuing standards for conformity assessment that shore up known weaknesses in the certification processes and set minimum levels of conformity assessment. Examples of such standards include the recent issue by CEN of a new Personal Protective Equipment (“PPE”) Regulation and the publication of ANSI/ISEA 125, “American National Standard on Conformity Assessment”. The result is an increasingly dynamic standards environment where not only are the standards changing, but the minimum requirements for conformity with the certification process itself are changing.

A number of developing nations are now becoming active in their own standards development based on existing international standards. However, we believe that the primary goal of their standards writing activity is not focused on worker protection (that is provided for by the use of international standards), rather they are attempting to establish their own certification criteria that will protect their domestic markets or favor specific regional suppliers. This presents a new challenge in that now not only are we faced with multiple test methods and standards, but we have the potential for multiple certification processes. While this adds to product development and sales expenses, the additional cost is only incremental. The real challenge is in navigating the certification process itself. Lakeland, by virtue of its international manufacturing and sales operations, is in a unique position to capitalize on this complex dynamic.

The international standards environment remains volatile. Canada has adopted its own version of International Standards Organization (“ISO”) ISO 16602 and EN/ISO 13982 for disposable and chemical protective clothing, CEN is currently in the process of revising its suite of standards and a number of countries continue efforts to bring their own national standards into harmony with ISO standards. While standards harmonization is laudable, it is failing to make the standards landscape easier to navigate globally. Harmonization of standards and test methods does not necessarily translate into harmonization of certification, and therein lies the problem. Europe with its new PPE Regulation, along with NFPA and ASTM Standards, has clearly defined processes for independent, third-party certification. Unfortunately, ISO Standards have no equivalent to the European PPE Regulation and do not contain certification process requirements within the standards themselves as do NFPA and ASTM Standards. Furthermore, countries seeking to comply with General Agreement on Tariffs and Trade (“GATT”) provisions against “Technical Barriers to Trade” that select ISO Standards as their national standards have no guidance as to the certification process itself. Many of the countries are unwilling to accept certifications or test data from laboratories or notifying bodies that do not have operations within the boundaries of their own countries. As a result, more and more countries are developing their own certification protocols requiring use of domestic test houses and labs. The result of this movement is that while standards are being harmonized, the industry is not realizing the benefits of this harmonization in terms of testing and certification, cost reduction, or simplicity in labeling. While the World Trade Organization (“WTO”) and ISO have been successful in removing national standards as technical barriers to trade, the national certification requirements have replaced standards as an equally formidable barrier to trade. We believe that Lakeland’s global footprint provides us with a sustainable advantage in selling PPE within this increasingly complex global market.

Business Strategy

Key elements of our strategy include:

•	Increase International Sales Opportunities. In the past, we aggressively increased our penetration of the international markets for our product lines. Starting in FY07 and through FY08, we opened sales offices in Beijing, Shanghai, Chongqing, Guangzhou and Weifang, China; Santiago, Chile and Buenos Aires, Argentina and in FY11, we opened sales offices in Russia, India and Kazakhstan. The Company acquired Qualytextil (later identified herein as Lakeland Brazil), a Brazilian manufacturer, in FY09, with the intent of penetrating this market but due to extreme challenges transferred the shares of this subsidiary to an officer of that company on July 31, 2015 and no long maintain operations in Brazil. While the challenges in Brazil resulted in our decision to exit Brazil, we continue to believe in this strategy of aggressively penetrating international markets. Aiding our focus is the fact that many countries have adopted legislation similar to the 1970 US OSHA in order to facilitate their entry into the WTO which has, as a requisite for entry, worker safety laws (like OSHA), social security, environmental and tax laws similar to that of the USA and Europe. These new worker safety laws have driven the demand for our products in these growing economies.

•	Improve Marketing in Existing Markets. We believe significant growth opportunities are available to us through the better positioning, marketing and enhanced cross-selling of our reusable woven protective clothing, glove and arm guards, reflective clothing, high-end chemical suit product lines and our limited use/disposable lines as a bundled offering. This allows our customers one-stop shopping using combined freight shipments.

•	Continued Emphasis on Customer Service. We continue to offer a high level of customer service to distinguish our products and to create customer loyalty. We offer well-trained and experienced sales and support personnel, on-time delivery and accommodation of custom and rush orders. We also seek to advertise our Lakeland branded trade names and trademarks.

•	Introduce New Products; Focus on Energy Sector. We continued our history of product development and innovation by introducing new proprietary products across all our product lines. Our innovations have included Micromax® disposable protective clothing line, our ChemMax® line of chemical protective clothing, several patented glove designs, superior quality innovative products protecting against electrical hazards, and industry-leading fire suit designs. We own 17 patents on fabrics and production machinery, with two foreign applications in process, and continue to work on developing fabrics that could potentially lead us into new markets and channels. In North America, our growth strategy is to focus on key target sectors where we have advantages, and to increase our involvement at the end user level by adding sales personnel and enhancing our marketing and product training tools to make it easier for the sales teams of our distributors to be successful promoting our products. Though the Energy sector has been down and exploration and field development is greatly reduced, low oil prices are giving refineries the opportunity to go off line after several years of high prices and running at full capacity and perform long-deferred maintenance. It is worth noting that the decline in oil prices has not affected demand in the downstream (refining and distribution) portion of the oil business, which is where 80% of our sector sales occur. The Company continues to experience demand growth in the utility industry- both electric and gas- for our Reflective clothing division. The reflective division is already a steadily growing area for Lakeland, as we add new fire resistant (“FR”), static dissipative and arc flash protection garments, and OSHA enforces broader requirements for their use, we expect to see continued growth. The recent investment in a stronger sales team in Mexico is beginning to pay off with sales growth as the impact of low oil prices on the gas industry is offset by strong growth in manufacturing, particularly noticeable in the number of new automobile factories located in that country. We believe that as this growth continues and as and when oil prices recover, Mexico will become a very important region for the Company, building on our competitive advantage of local manufacturing, provided that NAFTA and trade issues do no cause disruptions. We have recently integrated the US, Canadian, and Mexican sales teams into one coordinated unit, a strategic recognition that the three countries are increasingly part of a great North American market with inter-related industries and companies throughout, and our sales teams are sharing opportunities with each other. We have experienced situations in which we could not break through with a company in one country, but the team in another country was able to get in and make a conversion to our products. Then, after successful use of our products in that one country, the doors open to us in the other. We continue to pursue conversions to our products from DuPont product end users, based on our overall performance and prices. We believe the inevitable disruptions to DuPont surrounding its proposed mega merger with Dow Chemical, followed by planned spin offs over the next several years, gives us additional openings for which we are gearing up to take advantage. Our marketing is being significantly upgraded in terms of resources applied, more and better collateral materials, and increasingly effective use of social media. An example of this is an on-going Fire Division campaign driven by Lakeland sponsorships of several top-ranked participants in the “Combat Challenge” (an international skills and fitness competition) that netted significant numbers of followers, who as a result expressed interest in our gear. Similar campaigns are being planned for other product lines, including to support the adoption of an exclusive new proprietary technology that we believe may have a significant impact on how end users select chemical suits and suppliers.

•	Decrease Manufacturing Expenses by Moving Production to International Facilities. We continued to identify opportunities to take advantage of our low cost production capabilities in China and Mexico. Beginning in 1995, we successfully moved the labor-intensive sewing operation for our limited use/disposable protective clothing lines to facilities in Mexico and China. Beginning January 1, 2005, pursuant to the United States World Trade Organization Treaty with China and the 1995 North American Free Trade Agreement (“NAFTA”), the reduction in quota requirements and tariffs imposed by the US and Canada on textile goods, such as our reusable woven garments, have made it more cost effective to move production for some of these product lines to our assembly facilities in China and Mexico. Additionally,

•	We continue to press our raw material and component suppliers for price reductions and better payment terms.
•	We are sourcing more raw materials and components from our China based operations as opposed to sourcing from Europe and North America.
•	We are re-engineering many products to reduce the amount of raw materials used and reduce the direct labor required.

Our Competitive Strengths

Our competitive strengths include:

•	Industry Reputation. We devote significant resources to creating customer loyalty and brand integrity by accommodating custom and rush orders and focusing on on-time delivery. Additionally, our ISO 9001 and 9002 certified facilities manufacture high-quality products. As a result of these factors, we believe that we have an excellent reputation in the industry.

•	International Manufacturing Capabilities. We have operated our own manufacturing facilities in Mexico since 1995 and in China since 1996. Our facilities in China in FY17 totaled 177,316 sq. ft. of manufacturing, warehousing and administrative space, and our facility in Mexico totaled 74,000 sq. ft. of manufacturing, warehousing and administrative space. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the US and permits us to purchase certain raw materials at a lower cost than are available domestically.

•	International Sales Offices. We have sales offices around the world to service various major markets, including offices in Toronto, Canada; Hull, UK; Beijing, Weifang, Chongqing and Shanghai, China; Australia; Southeast Asia; Santiago, Chile; Buenos Aires, Argentina; Jerez, Mexico; Moscow, Russia; and Ust-Kamenogorsk, Kazakhstan.

•	Comprehensive Inventory. We have a large product offering with numerous specifications, such as size, styles and pockets, and maintain a large inventory of each in order to satisfy customer orders in a timely manner. Many of our customers traditionally make purchases of industrial protective gear with expectations of immediate delivery. We believe our ability to provide timely service for these customers enhances our reputation in the industry and positions us strongly for repeat business, particularly in our limited use/disposable protective clothing lines.

•	Manufacturing Flexibility. By locating labor-intensive manufacturing processes, such as sewing, in Mexico and China, and by utilizing sewing subcontractors, we have the ability to increase production without substantial additional capital expenditures. Our manufacturing systems allow us flexibility for unexpected production surges and alternative capacity in the event any of our independent contractors become unavailable.

Products

The following table summarizes our principal product lines, the raw materials used to manufacture them, their applications and end markets:

Product Line	Raw Material	Protection Against	End Market
Limited use/disposable protective clothing	• Laminates of Polyethylene, Spunlaced Polyester, SMS, Polypropylene, and Company Micromax®, Micromax NS, Micromax and HBF, ChemMax® 1, ChemMax® 2, Pyrolon®, and numerous other non-woven fabrics

•    Contaminants, irritants, metals, chemicals, fertilizers, pesticides, acids, asbestos, PCBs, lead, dioxin and many other hazardous chemicals

•    Viruses and bacteria (AIDS, streptococcus, SARS, Bird flu and hepatitis)

• Integrated oil • Chemical industries • Public utilities • Automotive and pharmaceutical industries • Government (terrorist response) • Laboratories • Janitorial
High-end chemical protective suits	• ChemMax® 3 and 4 • Interceptor® • Pyrolon® CRFR • Other Lakeland patented co-polymer laminates	• Chemical spills • Toxic chemicals used in many varied manufacturing processes • Terrorist attacks, biological and chemical warfare (sarin, anthrax and ricin)	• Integrated oil, chemical and nuclear industries • Hazardous material teams • Fire departments (hazmat) • Government (first responders)

Product Line	Raw Material	Protection Against	End Market
Firefighting and heat protective apparel	• Nomex® • Aluminized Nomex® • Aluminized PBI/ Kevlar® • PBI Matrix and Gemini • Millenia XT® • Basofil® • Advance • Advance Ultra • Fyrban	• Fire, burns and excessive heat	• Municipal, corporate and volunteer fire departments • Wildland fire fighting • Hot equipment maintenance personnel and industrial fire departments • Oil well fires • Airport crash rescue
Reusable woven garments	• Staticsorb carbon thread with polyester • Cotton polyester blends • Cotton • Polyester • Tencate® FR cottons • Nomex®/FR Aramids • Nylon • Indura® Ultrasoft/FR cotton • Stedfast BB	• Protects manufactured products from human contamination or static electrical charge • Bacteria, viruses and blood borne pathogens • Protection from Flash fires	• General industrial applications • Household uses • Clean room environments • Emergency medical ambulance services • Chemical and oil refining • Medical and laboratory facilities
High Visibility Clothing	• Polyester mesh • Solid polyester • FR polyester mesh • FR solid polyester • Modacrylic • Modacrylic antistatic • FR cotton • Nomex • FR trim	• Lack of visibility • Heat, flame, sparks • Arc flash • Static buildup, explosive atmospheres • Fire, heat explosions	• Highway • Construction • Maintenance • Transportation • Airports • Police • Fire, EMS • Electric, coal and gas utilities • Extrication • Confined space rescue
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

We warehouse and sell our limited use/disposable garments primarily at our Alabama and China manufacturing facilities and secondarily from warehouses in Hull, United Kingdom; Toronto, Canada; Buenos Aires, Argentina; Santiago, Chile; Moscow, Russia; Ust-Kamenogorsk, Kazakhstan; Houston, Texas, and Las Vegas, Nevada. The fabric is cut and sewn into required patterns at our two Chinese and one Mexican plant and shipped to all our sales points around the world. Our assembly facilities in China and Mexico cut, sew and package the finished garments and return them primarily to our Alabama plant, normally within 1 to 10 weeks, for immediate shipment to our North American customers.

In FY17 and FY16, there was no independent sewing contractor that accounts for more than 10% of our production of the limited use disposable garments or any of our other divisions. We believe that we can obtain adequate alternative production capacity in a normal situation should any of our independent contractors become unavailable.

High-End Chemical Protective Suits

We manufacture and sell heavy duty protective chemical suits and protective apparel from our proprietary CRFR, ChemMax® 3, 4, Interceptor and other fabrics. These suits are worn by individuals on hazardous material teams and within general industry to provide protection from powerful, highly concentrated and hazardous or potentially lethal chemical and biological toxins, such as toxic wastes at Superfund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as sarin, anthrax or ricin and mustard gas) and chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities and protection from infectious disease agents such as Ebola. Our line of chemical protective clothing ranges in price from about $22 to $1,300 per garment. The chemical suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. We have also introduced two patented garments approved by the National Fire Protection Agency (NFPA) for varying levels of protection:

•	Interceptor®, two multilayer films laminated on either side of durable nonwoven substrate. This garment provides a broad spectrum chemical barrier to gases, vapors and liquids. This garment is of an encapsulating design and is available in CE Type 1 certified configurations.
•	ChemMax® 4 is a multilayer barrier film laminated to a durable nonwoven substrate. This garment is a broad spectrum chemical barrier, but its greatest advantage is that the material is strong enough to hold an airtight zipper and to withstand reuse. As a result, it provides a low cost option for encapsulating garments and is durable enough for multiple reuse provided the garment is not exposed to chemical hazards. It is available in CE type 4 and 3 certified garments.

The addition of Interceptor and ChemMax® 4 to our product line provides Lakeland with, we believe, the most complete and cost-effective line of chemical protective garments available on the market today. Garments are certified to NFPA standards where applicable in the Americas, and versions of all of these garments are also CE certified for European and Pan Asian markets.

We manufacture higher end chemical protective clothing with taped seams at our facilities in Mexico and China with light manufacturing in Alabama. Using fabrics, such as ChemMax® 1, ChemMax® 2, ChemMax® 3, ChemMax® 4 and Interceptor, we design, cut, sew and seal these materials to meet customer purchase orders.

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

Fabrics available, including solid and mesh fluorescent, polyester, both standard and FR treated, Modacrylic materials, which meet ASTM 1560 Test method for standard 70 Electric Arc Protection, are part of our offering. The breathable Modacrylic fabric, that we introduced last year, has fabric that has a strong appeal in states where very hot weather affects utility workers working outside during spring and summer (heat prostration).

Our High Vis Polyurethane FR/ARC rated rainwear is light in weight, soft, flexible and provides a breathable, cooler garment. This product is intended for the Gas and Electrical Utility markets. The Lakeland ARC TECH FR/PU garment exceeds all of the required ASTM ARC and Flash fire ratings for the large Electric and Gas Utility market.

Our domestic vest production occurs in our facilities in Mexico and China with light manufacturing in Alabama and is focused on custom vest requirements. Many corporations and agencies, such as State Departments of Transportation, develop custom specifications which they feel are more efficient in meeting their specific needs versus an off-the-shelf product. We also can import a significant amount of product from China and Mexico to meet the demand for items in high volume commodity markets.

In addition to ANSI Reflective items, Lakeland Hi-Visibility manufactures Nomex and FR cotton garments which have reflective trim as a part of their design criteria. These garments typically are used in rescue operations, such as those encountered with a vehicular crash. Garments in this group are not as price sensitive as those in the reflective categories. Consequently, they are made in our facilities in Mexico and China with light manufacturing in Alabama facility where we can react to customized needs and offer quicker customer response. Garments in this group can range in price from $200 to $350.

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

As we are increasingly sourcing fabrics internationally, we installed a quality control laboratory at our China facility. This laboratory is critical for ensuring that our incoming raw materials meet our quality requirements, and we continue to add new capabilities to this facility to further guarantee product quality and to aid in new product development.

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

Lakeland has salespeople in 18 countries outside of the US and product sales in more than 40 countries. Internationally, our sustainable market advantages continue to be our knowledge of global standards, the diversity of our product offering and the fact that we manufacture our own products. This provides our customers with high level product selection, quality, delivery and customer service. There are no customers who accounted for 10% of sales or more in FY17 and in FY16.

Suppliers and Materials

Our largest supplier was Precision Fabric Group from whom we purchased 13% and 9.5% of our total purchases in FY17 and FY16. We do not have long-term, formal trademark use agreements with any other suppliers of nonwoven fabric raw materials used by us in the production of our limited use/disposable protective clothing product lines. Materials, such as polypropylene, polyethylene, polyvinyl chloride, spunlaced polyester, melt blown polypropylene and their derivatives and laminates, are available from 30 or more major mills. FR fabrics are also available from a number of both domestic and international mills. The accessories used in the production of our disposable garments, such as thread, boxes, snaps and elastics, are obtained from unaffiliated suppliers. We have not experienced difficulty in obtaining our requirements for these commodity component items.

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

Patents and Trademarks

We own 17 patents and have four patents in the application and approval process with the US Patent and Trademark Office. We own 31 Trademarks and have 22 Trademarks in the application and approval process. Intellectual property rights that apply to our various products include patents, trade secrets, trademarks and, to a lesser extent, copyrights. We maintain an active program to protect our technology by ensuring respect for our intellectual property rights.

Employees

As of January 31, 2017, we had 993 full-time employees, 904, or 91%, of who were employed in our international facilities, and 89, or 9%, of who were employed in our domestic facilities. An aggregate of approximately 850 of international employees are members of unions in their respective countries. We are not currently a party to any collective bargaining agreements or any other contracts with these unions. We believe our employee relations to be excellent.

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

Executive Officers of the Registrant

The following is a list of the names and ages of all of our executive officers indicating all positions and offices they hold with us as of April 21, 2017.

Name	Age	Position
Christopher J. Ryan	65	Chief Executive Officer, President, Secretary and Director
Teri W. Hunt	55	Chief Financial Officer
Charles D. Roberson	54	Senior Vice President International Sales
Daniel L. Edwards	50	Senior Vice President Sales for North America

Christopher J. Ryan has served as our Chief Executive Officer and President since November 2003, Secretary since April 1991, and a director since May 1986. Mr. Ryan was our Executive Vice President - Finance from May 1986 until becoming our President in November 2003. Mr. Ryan also worked as a Corporate Finance Partner at Furman Selz Mager Dietz & Birney, Senior Vice President-Corporate Finance at Laidlaw Adams & Peck, Inc., Managing-Corporate Finance Director of Brean Murray Foster Securities, Inc. and Senior Vice President-Corporate Finance of Rodman & Renshaw, respectively, from 1983 to 1991. Mr. Ryan has served as a Director of Lessing, Inc., a privately held restaurant chain based in New York, from 1995 to 2008. Mr. Ryan received his BA from Stanford University, his MBA from Columbia Business School and his J.D. from Vanderbilt Law School.

Teri W. Hunt has served as our Chief Financial Officer since November 2015 after serving as the Acting Chief Financial Officer of the Company since July 2015. Ms. Hunt has also served as the Company’s Vice President of Finance since November 2010, before which time she served as Corporate Controller from November 2007 to November 2010.  Prior to joining Lakeland Ms. Hunt served in multiple operational and financial management positions including Corporate Controller for a privately held yarn manufacturer, TNS Mills.

Charles D. Roberson has served as our Senior Vice President International Sales since March 2009. Mr. Roberson joined our Company in 2004 as Technical Marketing Manager and later served as International Sales Manager. Prior to joining our Company, Mr. Roberson was employed by Precision Fabrics Group, Inc. as a Market Manager from 1995 to 2001 and as a Nonwovens Manufacturing Manager from 1991 to 1995. He began his career as a manufacturing manager for Burlington Industries, Inc. in its Menswear Division from 1985 to 1991.

Daniel L. Edwards has been our Senior Vice President Sales for North America since March 2017 after most recently serving as our Vice President of USA Sales since March 2013. Mr. Edwards has been employed by us in various capacities since joining Lakeland in 2005, including as our National Accounts Manager and Eastern Regional Sales Manager. Prior to joining our Company, Mr. Edwards was a Senior Market Manager at Precision Fabrics Group, Inc., where he began his career in 1990 and held various roles at that company in manufacturing, technical and quality management.

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

Because most of our products are manufactured at our facilities located in China and Mexico, our operations are subject to risk inherent in doing business internationally. Such risks include the adverse effects on operations from corruption, war, international terrorism, civil disturbances, political instability, government activities such as border taxes and renegotiation of treaties, deprivation of contract and property rights and currency valuation changes.

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

We are also exposed to foreign currency exchange rate risks as a result of our sales to customers in foreign countries in the amount of $39.6 million in FY17. Our sales in these countries are usually denominated in the local currency. If the value of the US dollar increases relative to these local currencies, and we are unable to raise our prices proportionally, then our profit margins could decrease because of the exchange rate change.

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

Our primary risk from foreign currency exchange rate changes is presently related to non-US dollar denominated sales in Canada, Europe, and China and, to a smaller extent, in South American countries and in Russia. Our sales to customers in Canada are denominated in Canadian dollars, in Europe in Euros and British pounds, and in China in RMB, Euros and US dollars. If the value of the US dollar increases relative to the Canadian dollar, the Pound, the Euro, or the RMB then our net sales could decrease as our products would be more expensive to these international customers because of changes in rate of exchange. We manage the foreign currency risk through the use of rolling 90-day forward contracts against the Canadian dollar and Euro and through cash flow hedges in the US against the RMB and the Euro. We do not hedge other currencies at this time. In the event that non-US dollar denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results.

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

We derived approximately 46% of our net sales from customers located in foreign countries in FY17. We intend to seek to increase the amount of foreign sales we make in the future. The additional risks of foreign sales include:

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

We must comply with American laws such as the Foreign Corrupt Practices Act (FCPA) and Sarbanes-Oxley and also with anticorruption legislation in the U.K. Some of our competitors and customers in foreign jurisdictions may not adhere to such legislation. As a result, we believe that we lose sales orders due to our strict adherence to such regulations.

We are exposed to tax expense risks.

We are exposed to tax rate risk with respect to our deferred tax asset. Should the effective tax rate decrease as a result of US tax regulatory changes there could be a significant one-time noncash charge to earnings in order to adjust our deferred tax asset. Though this one-time adjustment might be material, the Company would be in a favorable tax position going forward.

The Company claimed a worthless stock deduction in connection with our exit from Brazil which has generated a tax benefit of approximately US $9.5 million. While, along with our tax advisors, we believe that this deduction is valid, there can be no assurance that the IRS will not challenge it and, if challenged, there is no assurance that the Company will prevail.

Covenants in our credit facilities may restrict our financial and operating flexibility.

As a result of the refinancing on June 28, 2013 and as amended on March 31, 2015 and June 3, 2015, we currently have a $15 million revolving credit facility, expiring June 2017. Our credit facility requires, and any future credit facilities may also require, among others that we comply with specified financial covenants relating to fixed charge coverage, minimum consolidated earnings before interest, taxes, depreciation and amortization, and maximum capital expenditures. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business, including a limitation on annual investments and advances we can make to foreign subsidiaries. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our current credit facilities, and it is likely that our future lenders will have security interests in our assets. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business.

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

A number of factors could affect our ability to access future debt or equity financing, including:

•	Our financial condition, strength and credit rating;
•	The financial markets’ confidence in our management team and financial reporting;
•	General economic conditions and the conditions in the homeland security and Energy sectors; and
•	Capital markets conditions.

Even if available, additional financing may be more costly than our current facility and may have adverse consequences. If additional funds are raised through the incurrence of debt, we will incur increased debt servicing costs and may become subject to additional restrictive financial and other covenants. We can give no assurance as to the terms or availability of additional capital. Although management believes it currently has sufficient capital, if we do need additional capital in the future and are unsuccessful, it could reduce our net sales and materially adversely impact our earning capability and financial position.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2017. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO). Based upon an evaluation performed, our management concluded that our disclosure controls and procedures were effective as of January 31, 2017 as discussed in Item 9AControls and Procedures.

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

Our performance is substantially dependent on the continued services and performance of our senior management and certain other key personnel, including Christopher J. Ryan, our Chief Executive Officer, President and Secretary, Teri Hunt, our Chief Financial Officer, Charles D. Roberson, our Sr. VP International Sales and Daniel L. Edwards, our Sr. VP Sales for North America. The loss of services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations. In addition, any future expansion of our business will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing, customer service and manufacturing personnel, and our inability to do so could have a material adverse effect on our business, financial condition and results of operations.

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

As a general matter, a significant portion of our sales growth to our distributors is dependent upon resale by those distributors to customers that are funded in large part by federal, state and local government funding. Specifically, depending on the year, approximately 10% of our high-end chemical suit sales are dependent on government funding. Congress passed the 2001 Assistance to Firefighters Grant Program and the Bioterrorism Preparedness and Response Act of 2002. Both of these Acts provide for funding to fire and police departments and medical and emergency personnel to respond to terrorist incidents. Appropriations for these Acts by the federal government could be reduced or eliminated altogether. Any such reduction or elimination of federal funding, or any reductions in state or local funding, could cause sales of our products purchased by fire and police departments and medical and emergency personnel to decline.

We may be exposed to continuing and other liabilities arising from our former Brazilian operations.

During the fiscal year ended January 31, 2016 the Company formally executed its exit from Brazil, but we may continue to be exposed to certain liabilities arising in connection with the prior operations of Lakeland Brazil. The Company understands that under the laws of Brazil, a concept of fraudulent bankruptcy exists, which may hold a parent company liable for the liabilities of a former Brazilian subsidiary in the event some level of fraud or misconduct is shown during the period that the parent company owned the subsidiary. While the Company believes that there has been no such fraud or misconduct relating to operations of and their exit from Brazil, there can be no assurance that the courts of Brazil will not make such a finding. The risk of exposure to the Company continues to diminish as the former subsidiary continues to operate, as the risk of a finding of fraudulent bankruptcy lessens and pre-sale liabilities are paid off. Should the former subsidiary stay in operations for a period of two years, the Company believes the risk of a finding of fraudulent bankruptcy is eliminated.

We may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims.

We manufacture products used for protection from hazardous or potentially lethal substances, such as chemical and biological toxins, fire, viruses and bacteria. The products that we manufacture are typically used in applications and situations that involve high levels of risk of personal injury. Failure to use our products for their intended purposes, failure to use our products properly or the malfunction of our products could result in serious bodily injury or death of the user. In such cases, we may be subject to product liability claims arising from the design, manufacture or sale of our products. If these claims are decided against us, and we are found to be liable, we may be required to pay substantial damages, and our insurance costs may increase significantly as a result. We cannot assure you that our insurance coverage would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that this or any other insurance coverage will continue to be available or, if available, that we will be able to obtain it at a reasonable cost. Any material uninsured loss could have a material adverse effect on our financial condition, results of operations and cash flows.

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

As of January 31, 2017, our directors and executive officers beneficially owned or could vote approximately 7.8% of the outstanding shares of our common stock. As a result of their ownership of common stock and their positions in our Company, our directors and executive officers are able to exert significant influence on our Company and on matters submitted to a vote by our stockholders. In particular, as of January 31, 2017, Christopher J. Ryan, our chief executive officer, president and secretary and a director, beneficially owned or votes approximately 5.8% of our common stock. The ownership interests of our directors and executive officers, including Mr. Ryan, could have the effect of delaying or preventing a change of control of our Company that may be favored by our stockholders generally.

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

If we proceed with additional acquisitions for cash, we may use a substantial portion of our available line of credit (if available) in order to consummate any such acquisition. We may also seek to finance any such acquisition through debt or equity financings, and there can be no assurance that such financings will be available on acceptable terms or at all. If consideration for an acquisition consists of equity securities, the stock held by our investors could be diluted. If we borrow funds in order to finance an acquisition, we may not be able to obtain such funds on terms that are favorable to us. In addition, such indebtedness may limit our ability to operate our business as we currently intend because of restrictions placed on us under the terms of the indebtedness and because we may be required to dedicate a substantial portion of our cash flow to payments on the debt instead of to our operations, which may place us at a competitive disadvantage.

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

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology (“IT”) systems to sophisticated and targeted measures known as advanced persistent threats. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, management training, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

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

Address	Annual Rent	Lease Expiration	Principal Activity

Lakeland Industries, Inc. • 202 Pride Lane; and • 3420 Valley Avenue; and • 201 Pride Lane SW Decatur, AL 35603	Owned	N/A	Administration Manufacturing Warehouse Sales

Porto Rico Street, Lots 16/17/18 Granjas Rurais, Salvador	Owned	N/A	Land and building held for sale

Lakeland Protective Real Estate 59 Bury Court Brantford, ON N3S 0A9 - Canada	Owned	N/A	Sales Warehouse

Industrias Lakeland S.A. de C.V. Carretera a Santa Rita, Calle Tomas Urbina #1 Jerez de Garcia, Salinas, Zacatecas, Mexico	Owned	N/A	Administration Manufacturing Warehouse Sales

Industrias Lakeland S.A. de C.V. Carretera a Santa Rita, Calle Tomas Urbina #1 Jerez de Garcia, Salinas, Zacatecas, Mexico	Owned	N/A	Land Only

Weifang Lakeland Safety Products Co., Ltd. Plant #1 No. 61 South Huaan Road, AnQui City, Shandong Province, PRC 262100	Owned(1)	N/A	Administration Manufacturing Warehouse Sales

Lakeland Industries, Inc. (Headquarters) 3555 Veterans Memorial Highway, Suite C Ronkonkoma, NY 11779	$52,350	5/31/2018	Administration Sales

Lakeland Industries, Inc. 1701 4th Avenue SE Decatur, AL 35603	$24,000	Month to month	Warehouse

Total Warehouse, Inc. 3030 North Lamb Blvd, Ste 103 Las Vegas, NV 89115	By case	Annual – auto renew	Warehouse

Lakeland Industries, Inc. 7121 North Loope East Houston, Texas 77028	$63,000	2/10/2019	Warehouse

Address	Annual Rent	Lease Expiration	Principal Activity

Lakeland Argentina, SRL Cuba 4870 San Martin Provincia de Buenos Aires, Argentina	$1,800	11/30/2018	Administration Manufacturing* Warehouse Sales

Lakeland Industries Chile Limitado Roman Spech 3283, Comunica Quinta Normal, Santago, Chile	$61,000	1/31/2020	Administration Warehouse Sales

Lakeland (Beijing) Safety Products Co., Ltd. Unit 503, Building B, Sinolight Plaza No. 4 Wangjing Qiyang Road, Chaoyang District Beijing 100102 PRC	$42,100	5/31/2017	Sales

Lakeland (Beijing) Safety Products Co., Ltd. Unit 502, Building B, Sinolight Plaza No. 4 Wangjing Qiyang Road, Chaoyang District Beijing 100102 PRC	$20,000	5/31/2017	Sales

Lakeland (Beijing) Safety Products Co., Ltd. Intersection of Beichen Dao and Tiedong Rd, Beichen District, Tianjin, PRC	$27,500	1/19/2018	Warehouse

Lakeland (Beijing) Safety Products Co., Ltd. Unit 1104, Number 570 Shengxia Road Zhangjing Science and Technology Park District Shanghai City, PRC	$34,000	08/31/2017	Administration Sales

Lakeland (Beijing) Safety Products Co., Ltd. No. 5 Zhuqin Road, Zhuqiao Town Pudong New Area, Shanghai, PRC	$35,600	04/30/2021	Warehouse

Weifang Lakeland Safety Products Co., Ltd Dasen Logistic Company, Shuangfeng Road, Anqui City, Shandong Province, PRC 262100	$18,200	12/14/2017	Warehouse

Lakeland Glove and Safety Apparel Private, Ltd. Plots 50, Noida Special Economic Zone New Delhi, India	$1,900	11/13/2028	Warehouse Sales

Lakeland Glove and Safety Apparel Private, Ltd. Plots 81, Noida Special Economic Zone New Delhi, India	$3,500	02/01/2024	Warehouse Sales

Address	Annual Rent	Lease Expiration	Principal Activity

Lakeland Glove and Safety Apparel Private, Ltd. Plot B-42, Sector 2 Noida, District-Gautam Budh Nagar, India	$15,600	8/16/2017	Sales

Art Prom, LLC Varashilova Street 5/1, Ust-Kamnogorsk, Kazakhstan, 070002	$1,100	9/1/2017	Manufacturing* Warehouse Sales

RussIndProtection, Ltd. 201, vlad. 4B, str.1, 38km, MKAD Moscow, Russia 117574	$10,500	12/31/2017	Warehouse Sales

Lakeland Industries Europe Ltd. Unit 9/10 Park 2, Main Road New Port, East Yorkshire HU15 2RP United Kingdom	Approximately $120,000 (varies with exchange rates)	March 2023 (with 8-year review period from 4/2011	Warehouse Sales

(1) We own the buildings in which we conduct the majority of our manufacturing operations in China and lease the land underlying the buildings from the Chinese government. We have 30 years remaining under the leases with respect to the AnQui City facilities.

* A small amount of manufacturing is done locally, but most sales are made in other Lakeland facilities.

Our facilities in Alabama, Mexico, China, India, and Argentina contain equipment used for the design, development, manufacture and sale of our products. Our operations in Canada, United Kingdom, Chile, Hong Kong, Russia, and Kazakhstan are primarily sales and warehousing operations receiving goods for resale from our manufacturing facilities around the world. We had $2.09 million and $2.20 million of net property and equipment located in the US; $2.05 million and $2.37 million in China; $2.05 million and $2.11 million in Mexico as of January 31, 2017 and 2016, respectively.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to litigation arising in the ordinary course of our business. We are not currently a party to any litigation or other legal proceedings that we believe could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows. See Note 14 related to legal matters in respect of our former subsidiary in Brazil and its relation to the Company.

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

	Price Range of Common Stock
	High	Low
Fiscal 2017
First Quarter	$13.75	$8.69
Second Quarter	10.14	8.11
Third Quarter	10.62	9.36
Fourth Quarter	11.50	9.70

Fiscal 2016
First Quarter	$10.43	$7.83
Second Quarter	12.74	8.81
Third Quarter	15.34	8.66
Fourth Quarter	14.96	10.86

Holders

Holders of our Common Stock, approximately 37 of record, are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders. No cumulative voting with respect to the election of directors is permitted by our Articles of Incorporation. The Common Stock is not entitled to preemptive rights and is not subject to conversion or redemption. Upon our liquidation, dissolution or winding-up, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding stock that may be issued in the future having prior rights on such distributions and payment of other claims of creditors. Each share of Common Stock outstanding as of the date of this Annual Report is validly issued, fully paid and nonassessable.

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

Stock Repurchase Program

On July 19, 2016, the Company's board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. The Company has not repurchased any stock under this program as of the date of this filing.

Registration Statement

On March 24, 2017, the Company filed a shelf registration statement on Form S-3 which was declared effective by the SEC on April 11, 2017. The shelf registration statement permits the Company to sell, from time to time, up to an aggregate of $30.0 million of various securities, including shares of common stock, shares of preferred stock, debt securities, warrants to purchase common stock, preferred stock, debt securities, and/or units, rights to purchase common stock, preferred stock, debt securities, warrants and/or units, units of two or more of the foregoing, or any combination of such securities, not to exceed one-third of the Company's public float in any 12-month period. To date, no securities have been issued pursuant to the registration statement.

ITEM 6. Selected Financial Data

The following selected consolidated financial data as of and for our FY17, FY16, FY15, FY14 and FY13 has been derived from our audited consolidated financial statements. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K.

While as a smaller reporting company disclosure of Selected Financial Data is not required, the Company is voluntarily including such disclosures.

	Summary of Operations Year Ended January 31,
	(in thousands, except share and per share data)
	2017	2016	2015*	2014*	2013*
Income Statement Data:
Net sales from continuing operations	$86,183	$99,646	$93,419	$84,173	$78,260
Operating profit from continuing operations	6,847	11,812	6,691	4,053	579
Arbitration judgment in Brazil	—	—	—	—	(7,874)
Income (loss) from continuing operations before income taxes	6,273	10,907	2,898	2,679	(8,538)
Income tax expense (benefit)	2,380	3,117	(8,188)	(2,851)	4,127
Net income (loss) from continuing operations	3,893	7,790	11,086	5,530	(12,665)
Net loss on discontinued operations net of tax	—	(3,936)	(2,687)	(5,650)	(13,624)

Earnings (loss) per share from continuing operations - basic	$0.54	$1.09	$1.78	$0.97	$(2.39)

Earnings (loss) per share from continuing operations – diluted	$0.53	$1.07	$1.75	$0.96	$(2.39)
Weighted average common shares outstanding
Basic	7,257,553	7,171,965	6,214,303	5,689,230	5,290,332
Diluted	7,327,248	7,254,340	6,325,525	5,771,226	5,290,332
Balance Sheet Data:
Current assets	$60,086	$62,117	$68,635	$65,481	$60,605
Total assets	84,554	88,260	93,208	80,483	80,051
Current liabilities	12,325	19,958	26,222	26,835	27,761
Long-term liabilities	722	786	3,730	9,171	8,801
Stockholders’ equity	71,507	67,516	63,256	44,477	43,489

* Restated for discontinued operations

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

In FY17, operating profit decreased in the US before corporate expenses from $11.4 million in FY16 to $8.1 million in FY17 and decreased in China from $4.7 million in FY16 to $4.1 million in FY17. This is largely due to the significant sales in FY16 of Lakeland branded products due to both the Ebola and bird flu crises in such fiscal year FY16, with no such sales in FY17. Consolidated operating income for continuing operations was $6.9 in FY17 compared to $11.8 million in FY16.

The personal protective equipment market continues to grow worldwide as developing countries increasingly adopt the protection standards of North America and Europe, and standards in the more developed countries become more stringent and cover more types of workers. Management believes Lakeland is uniquely positioned to take advantage of these trends with its presence in many major and high growth potential markets worldwide. However, management also understands that significant investment in these markets is required for the Company to realize its goals for growth in revenue and income as our many markets continue to evolve and attract more competition.

In order to promote future improvements in operating income, cash availability, and business outlook, the Company has more recently made multiple investments in operations and organization that had been deferred during the past few challenging years. Additional personnel in sales and marketing have been hired worldwide in order to increase penetration in existing markets and pursue new sales channels. New equipment has been purchased to increase manufacturing capacity and efficiency as well as to replace older equipment. New accounting and operations software is being installed to improve processes, planning, and access to sales, financial, and manufacturing data. New technologies in fabrics and manufacturing are being explored. Management believes the Company’s ability to compete for the global opportunities in its industry are being enhanced.

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

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States of America and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. Our net sales from continuing operations attributable to customers outside the United States of America were $39.6 million and $43.1 million for the years ended January 31, 2017 and 2016, respectively.

We anticipate R&D expenses to be $500,000 in FY18 compared to $463,000 in FY17, as some of our R&D will involve equipment purchases, as well as material costs. We are gradually increasing our R&D efforts as business performance permits.

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

For larger orders, except in its Lakeland Fire product line, the Company absorbs the cost of shipping and handling. For those customers who are billed the cost of shipping and handling fees, such amounts are included in net sales. Shipping and handling costs associated with outbound freight are included in operating expenses and aggregated approximately $2.0 and $2.5 million in FY17 and FY16, respectively.

Accounts Receivable, Net. Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company recognizes losses when information available indicates that it is probable that a receivable has been impaired based on criteria noted above at the date of the consolidated financial statements, and the amount of the loss can be reasonably estimated. Management considers the following factors when determining the collectability of specific customer accounts: Customer creditworthiness, past transaction history with the customers, current economic industry trends and changes in customer payment terms. Past due balances over 90 days and other less creditworthy accounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Inventories, net. Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or market. Provision is made for slow-moving, obsolete or unusable inventory.

Goodwill. Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is evaluated for impairment at least annually; however, this evaluation may be performed more frequently when events or changes in circumstances indicate the carrying amount may not be recoverable. Factors that the Company considers important that could identify a potential impairment include: significant changes in the overall business strategy and significant negative industry or economic trends. Management assesses whether it is more likely than not that goodwill is impaired and, if necessary, compares the fair value of the entity acquired to the carrying value. Fair value is generally determined by management either based on estimating future discounted cash flows for the reporting unit or by estimating a sales price for the reporting unit based on multiple of earnings. These estimates require the Company's management to make projections that can differ from actual results

Impairment of Long-Lived Assets. The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The Company measures any potential impairment on a projected undiscounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. As of January 31, 2017 and January 31, 2016, no impairment was recorded.

Income Taxes. The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of preparing the consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carryforwards and tax credits, are recorded as deferred tax assets or liabilities on the Company’s consolidated balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines that it may not be able to realize all or part of its deferred tax asset in the future, or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to income in the period of such determination.

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold. If necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the consolidated balance sheets.

Foreign Operations and Foreign Currency Translation. The Company maintains manufacturing operations in Mexico, India, Argentina and the People’s Republic of China and can access independent contractors in Mexico, Argentina and China. It also maintains sales and distribution entities located in India, Canada, the U.K., Chile, China, Argentina, Russia, Kazakhstan and Mexico. The Company is vulnerable to currency risks in these countries. The functional currency for the United Kingdom subsidiary is the Euro; the trading company in China, the RMB; the Canadian Real Estate subsidiary, the Canadian dollar; and the Russian operation, the Russian Ruble and the Kazakhstan operation the Kazakhstan Tenge. All other operations have the US dollar as its functional currency.

Pursuant to US GAAP, assets and liabilities of the Company’s foreign operations with functional currencies other than the US dollar, are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Cash flows are also translated at average translation rates for the periods, therefore amounts reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Foreign currency forward and hedge contracts are recorded in the consolidated balance sheets at their fair value as of the balance sheet dates based on current market rates.

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

Significant Balance Sheet Fluctuation January 31, 2017, as Compared to January 31, 2016

Balance Sheet Accounts. Cash increased by $3.3 million in FY17 as the Company minimized capital expenditures in the current year in anticipation of a new enterprise resource planning (“ERP”) project in FY18. Inventory net of reserves decreased $5.3 million as the Company continued to focus on improvements in planning and working through existing stock of core product in response to low volume. The Company experienced a decrease in borrowings under the revolving credit facility of $4.6 million and repaid short term debt in China and Argentina in the amount of $3.1 million as the Company actively managed inventory levels.

Year Ended January 31, 2017, Compared to the Year Ended January 31, 2016

Results of Operations

The following table sets forth our historical results of continuing operations for the years and three-months ended January 31, 2017 and 2016, as a percentage of our net sales from operations.

	For the Year		For the Three Months
	Ended January 31, Audited		Ended January 31, Unaudited
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.3%	63.5%	61.8%	70.6%
Gross profit	36.7%	36.5%	38.2%	29.4%
Operating expenses	28.8%	24.6%	29.7%	30.9%
Operating profit (loss)	7.9%	11.9%	8.5%	(1.5)%
Other income, net	0.1%	(0.2)%	0.8%	(0.1)%
Interest expense	(0.7)%	(0.8)%	(0.5)%	(1.0)%
Income (loss) before tax	7.3%	10.9%	8.8%	(2.6)%
Income tax expense (benefit)	2.8%	3.1%	4.1%	(2.2)%
Net income (loss)	4.5%	7.8%	4.7%	(0.4)%

For purposes of the Management’s Discussion, the reference to “Q” shall mean “Quarter.” Thus “Q4” means the fourth quarter of the applicable fiscal year.

Net Sales. Net sales from continuing operations decreased to $86.2 million for the year ended January 31, 2017 compared to $99.6 million for the year ended January 31, 2016, a decrease of 13.5%. Overall sales volume was reduced due to global softness in the industrial sector partially resulting from a continuing downturn in the oil and gas industry as well as currency volatility in China, Canada, Mexico and the UK in which we conduct business. As a result of a stronger US dollar in relation to these other currencies, these foreign revenues are reported on a reduced basis. Sales in the USA decreased $9.8 million or 15.8% due primarily to a continued soft market in the industrial sector for FY17 and as compared to the previous year which included sales into the bird flu pandemic. USA sales of disposables decreased by $5.4 million and chemical sales decreased $6.1 million reflecting the softness in the US industrial sector. Wovens and fire protection sales combined increased $1.0 million or 13.1% mostly due to a large intercompany sale to Argentina while glove sales decreased $0.3 million. Reflective sales increased $0.9 million or 12.6% primarily due to an increase in sales in our rainwear product line. Sales in China and to the Asia Pacific Rim were down $9.7 million or 19.2% as intercompany demand decreased and that region experienced moderate devaluation against the USD and general sluggishness in the economy. Canada sales increased by $1.2 million or 20.0% as that country experienced wildfires, saw a concerted effort begin for asbestos remediation, and experienced an oil and gas turnaround – all requiring protective wear. UK sales decreased by $5.6 million or 38.3% mostly due to significant Ebola related sales is FY16 with no such sales in FY17, uncertainty in the economy as a result of Brexit and continuing currency challenges. Russia and Kazakhstan sales combined had a modest decrease of $0.1 million or 5.9%. Latin America sales increased $0.5 million or 8.8% due to a large sale from Argentina into Ecuador which was offset in part by a depressed commodities market, which curtails agriculture and mining production, and a poor economic environment in Brazil.

Gross Profit. Gross profit from continuing operations decreased $4.7 million, or 12.9%, to $31.6 million for the year ended January 31, 2017, from $36.3 million for the year ended January 31, 2016. Gross profit as a percentage of net sales slightly increased from 36.5% for the year ended January 31, 2016 to 36.7% for the year ended January 31, 2017. Major factors driving gross margins were:

•	Disposables gross margins increased 4.9 percentage points in spite of low volume as the Company continues to contain cost and maximize production efficiency.
•	Chemical gross margin decreased by 17.0 percentage points primarily due to the very high volume and high margins associated with the Company’s response to the Ebola crisis and bird flu in FY16, severance payments of $0.1 million associated with a reduction in force in the USA to move production to our more cost effective facilities in Mexico and China during Q1FY17, and weak sales volume.
•	Fire protection gross margin increased 3.5 percentage points due to product mix and included severance payments in excess of $0.1 million associated with a reduction in force in the USA to move production to our more cost effective facility in Mexico while wovens gross margins remained level.
•	Reflective gross margins decreased 0.7 percentage points as a result of product mix and severance payments of $0.1 million associated with a reduction in force in the USA to move production to our Mexico and China facilities.
•	UK gross margins decreased 5.4 percentage points as a result of weak sales volume, uncertainty in the marketplace resulting from the Brexit, and as compared to FY16 where the Company’s sales related to the Ebola crisis had very high margins.
•	Chile’s gross margin increased 3.5 percentage points as a result of product mix and Argentina’s gross margin increased 24.7 percentage points primarily as a result of a large sale into Ecuador and in spite of otherwise very weak sales volume and a challenging economic environment where there is excess supply.
•	Canada’s gross margins increased 5.6 percentage points as a result of strong sales volume resulting from wildfires, asbestos remediation and a stronger oil and gas industry – all requiring protective wear - as well as product mix and in spite of currency challenges.

Operating Expense. Operating expenses of continuing operations increased 1.1% from $24.5 million for the year ended January 31, 2016 to $24.8 million for the year ended January 31, 2017. Operating expenses as a percentage of net sales was 28.8% for the year ended January 31, 2017 up from 24.6% for the year ended January 31, 2016. The main factors for the mild increase in operating expenses are a $0.4 million increase in sales salaries resulting from additions to existing sales staff in the US, Australia and China, $0.2 million increase in professional fees, and a $0.4 million increase to depreciation in the normal course of business and due to a change the management estimate of the fair market value of assets held for sale and offset by a $0.3 million decrease in bad debt expense due to collection efforts and a $0.3 million decrease in equity compensation due to the change in performance level of the Company’s 2015 stock plan from maximum to baseline.

Operating Profit. Operating profit from continuing operations decreased to a profit of $6.8 million for the year ended January 31, 2017, from $11.8 million for the year ended January 31, 2016, mainly as a result of weak sales as compared to very strong sales related to the Company’s response to Ebola and to the bird flu crises in the year ended January 31, 2016. Operating margins were 7.9% for the year ended January 31, 2017, compared to 11.9% for the year ended January 31, 2016.

Interest Expense. Interest expenses from continuing operations decreased to $0.6 million for the year ended January 31, 2017 from $0.8 million for the year ended January 31, 2016 as the Company reduced borrowings in the year.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expense from continuing operations was $2.4 million for the year ended January 31, 2017, as compared to an income tax expense of $3.1 million for the year ended January 31, 2016, primarily as a result of greater profitability in the U.S. and the U.K. in FY16.

Net Income.  Net income from continuing operations decreased to $3.9 million for the year ended January 31, 2017 from $7.8 million for the year ended January 31, 2016. The results for the year ended January 31, 2017 are primarily due to lower sales volume than in the prior fiscal year.

Fourth Quarter Results

Factors affecting Q4 FY17 results of continuing operations included:

•	We continue to see cost increases in our Chinese manufacturing operations with labor source availability a concern.
•	Experienced volatility in currencies in Argentina, the UK, Mexico and China.
•	Low volume worldwide due to economic factors including an industrial production decline in the US due to the strength of the dollar and job losses in the Energy sector, and continuing decline in the growth rate in China and a near zero growth rate in Europe.
•	Gross profit in Q4 FY17 was 38.2% this year vs. 29.4% in Q4 FY16, mainly resulting from a reduction in force in the USA taken in Q1 FY17 and the corresponding movement of production to our more efficient operations in China and Mexico, cost containment measures, the maximization of manufacturing efficiency, and very low volume in the US in Q4 FY16.

Liquidity and Capital Resources

As of January 31, 2017, we had cash and cash equivalents of approximately $10.4 million and working capital of $47.8 million. Cash and cash equivalents increased $3.3 million and working capital increased $5.6 million from January 31, 2016 as the Company minimized capital expenditures and managed inventory levels. International cash management is affected by local requirements and movements of cash across borders can be slowed down significantly.

Of the Company’s total cash and cash equivalents of $10.4 million as of January 31, 2017, cash held in the UK of $0.1 million, cash held in India of $0.1 million and cash held in Canada of $0.6 million would not be subject to additional tax as foreign income has already been subject to US tax. Cash in all other foreign countries of $8.2 million would incur US tax less any foreign tax credits if the cash was repatriated. In the event that the Company repatriated cash from China, of the $7.7 million balance at January 31, 2017 there would be an additional 10% withholding tax incurred in that country. The Company has strategically employed a dividend plan subject to declaration and certain approvals in which its Canadian subsidiary sends dividends to the US in the amount of 100% of the previous year’s earnings, the UK subsidiary sends dividends to the US in the amount of 50% of the previous year’s earnings, and the Weifang China subsidiary sends dividends to the US in declared amounts of the previous year’s earnings. Dividends were not declared for our China subsidiary in FY17 as management evaluates the possible impact of regulatory changes in the US tax code.

Net cash provided by operating activities of $11.5 million for the year ended January 31, 2017 was primarily due to net income of $3.9 million, a decrease in inventories of $5.5 million, an increase in accounts payable of $0.6 million, an increase in stock-based compensation of $0.3 million, depreciation and amortization of $1.2 million and a decrease in accounts receivable of $0.9 million offset by an increase in other current assets of $0.6 million mostly due to an increase of miscellaneous receivables resulting from an increase in advanced payments to suppliers and an increase to prepaid expenses due to the timing of supplier payments, an increase in prepaid VAT taxes and other current assets of $0.2 million primarily associated with foreign VAT taxes receivable and a decrease in accrued expenses and other liabilities of $0.5 million due to timing of payments to suppliers. Net cash used in investing activities of $0.4 million reflect minor purchases in property and equipment and net cash used in financing activities was $7.7 million in the year ended January 31, 2017, due to a $4.6 million decrease in borrowings under the Company’s revolving credit facility and the $3.2 million net payment of our loans in China and Argentina.

We currently have one senior credit facility: $15 million revolving credit facility which commenced June 28, 2013, of which we had $4.9 million of borrowings outstanding as of January 31, 2017, expiring on June 30, 2017, at a current per annum rate of 4.25%. Maximum availability in excess of amount outstanding at January 31, 2017 was $10.1 million. Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to earnings before interest, taxes, depreciation and amortization and others relating to fixed charge coverage ratio and limits on capital expenditures and investments in foreign subsidiaries. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders, including AloStar Bank of Commerce and Development Bank of Canada, have a security interest in substantially all of our US and Canadian assets and pledges of 65% of the equity of the Company’s foreign subsidiaries, other than Canada which is 100%. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business. We believe that our current availability under our senior credit facility, coupled with our anticipated operating cash and cash management strategy, is sufficient to cover our liquidity needs for the next 12 months. In addition, we anticipate having a new credit facility in place by June 2017.

Stock Repurchase Program. On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. The Company has not repurchased any stock under this program as of the date of this filing.

Capital Expenditures. Our capital expenditures through Q4 FY17 of $0.4 million principally relate to additions to equipment in China and manufacturing equipment, computer system and leasehold improvements in the USA. We anticipate FY18 capital expenditures to be approximately $1.0 million as there is a new ERP project scheduled.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in US GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for the Company’s fiscal year beginning February 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. The Company plans to adopt Topic 606 in the first quarter of its fiscal 2019 using the retrospective transition method, and is currently evaluating the impact of its pending adoption of Topic 606 will have on its consolidated financial statements.  While no significant impact is expected upon adoption of the new guidance, the Company will not be able to make that determination until the time of adoption based upon outstanding contracts at that time.

In July 2015, the FASB issued ASU No. 2015-11, an amendment to Topic 330 for simplifying the measurement of inventory. The update requires that inventory be measured at the lower of cost and net realizable value where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendment is intended to provide clarification on the measurement and disclosure of inventory in Topic 330 and not intended for those clarifications to result in any changes in practice. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted for all entities and should be applied prospectively. Management does not believe the adoption of this ASU would have a material impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The update requires equity investments (except those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It eliminated the requirement for public entities to disclose the method(s) and significant assumptions used to estimate the fair value that is require to be disclosed for financial instruments measured at amortized cost on the balance sheet. For public entities, the ASU is effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management does not believe the adoption of this ASU would have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements but has not determined the effects that the adoption of the pronouncement may have on its consolidated financial statements.

In March 2016, the FASB Issued ASU No. 2016-09, Compensation–Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for an entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements but management does not believe the adoption of the pronouncement will have a material impact on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815); Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606.  Management does not expect the adoption of the ASU to have any impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Management does not believe the adoption of this ASU would have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment to simplify the accounting for goodwill impairment. The guidance removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill for all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount for goodwill at reporting units with zero or negative carrying amounts. This guidance is effective in 2020, but early adoption is permitted for any impairment tests performed after January 1, 2017. The Company is currently evaluating the impact that this guidance will have on the Company’s consolidated financial statements.

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

Our primary risk from foreign currency exchange rate changes is presently related to non-US dollar denominated sales in Canada, Europe and in South American countries. Our sales to customers in Canada are denominated in Canadian dollars and in Europe in Euros and British pounds. If the value of the US dollar increases relative to the Canadian dollar, the Pound or the Euro, then our net sales could decrease as our products would be more expensive to these international customers because of changes in rate of exchange. Our sales from China are denominated in the Chinese RMB and US dollars. We manage the foreign currency risk through the use of rolling 90-day forward contracts against the Canadian dollar and the Euro and through longer term cash flow hedges in the US against the Euro. We do not hedge other currencies at this time. In the event that a non-US dollar denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results. The only significant unhedged foreign exchange exposure we have is the Argentine peso. Other unhedged currency exposure is not significant. If the Argentina exchange rate varied either way by +/- 10%, it would not be significant so long as prices could be raised to account for more expensive garments.

Interest Rate Risk

We are exposed to interest rate risk with respect to our credit facilities, which have variable interest rates based upon the London Interbank Offered Rate. At January 31, 2017, we had $4.9 million in borrowings outstanding under our senior credit facility. If the interest rate applicable to this variable rate debt rose 1% in the year ended January 31, 2017, our interest expense would have increased only 0.25% due to the floor of 4.25%. If the effective interest rate rose 0.25 percentage point over 4.25%, it would increase interest expense by an insignificant amount.

Tax Risks

We are exposed to tax rate risk with respect to our deferred tax asset. Should the effective tax rate decrease as a result of tax reform there could be a significant one-time noncash charge to earnings in order to adjust our deferred tax asset. Though this one-time adjustment might be material, the Company would be in a favorable tax position going forward.

The Company claimed a worthless stock deduction in connection with our exit from Brazil which has generated a tax benefit of approximately US $9.5 million. While, along with our tax advisors, we believe that this deduction is valid, there can be no assurance that the IRS will not challenge it and, if challenged, there is no assurance that the Company will prevail.

Risks Associated with Discontinued Foreign Operations.

During the fiscal year ended January 31, 2016 the Company formally executed its exit from Brazil, but we may continue to be exposed to certain liabilities arising in connection with the prior operations of Lakeland Brazil. These risks include but are not limited to pre-existing VAT claims in the amount of $0.5 million excluding interest, penalties and fees and outstanding labor claims totaling $0.2 million as of and at the year ended January 31, 2017. The Company understands that under the laws of Brazil, a concept of fraudulent bankruptcy exists, which may hold a parent company liable for the liabilities of a former Brazilian subsidiary in the event some level of fraud or misconduct is shown during the period that the parent company owned the subsidiary. While the Company believes that there has been no such fraud or misconduct relating to operations of and their exit from Brazil, there can be no assurance that the courts of Brazil will not make such a finding. The risk of exposure to the Company continues to diminish as the former subsidiary continues to operate, as the risk of a finding of fraudulent bankruptcy lessens and pre-sale liabilities are paid off. Should the former subsidiary stay in operations for a period of two years, the Company believes the risk of a finding of fraudulent bankruptcy is eliminated.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page No.
Reports of Independent Registered Public Accounting Firms	35-38
Consolidated Statements of Operations for the Years Ended January 31, 2017 and 2016	39
Consolidated Statements of Comprehensive Income for the Years Ended January 31, 2017 and 2016	40
Consolidated Balance Sheets as of January 31, 2017 and 2016	41
Consolidated Statements of Stockholders' Equity for the Years Ended January 31, 2017 and 2016	42
Consolidated Statements of Cash Flows for the Years Ended January 31, 2017 and 2016	43
Notes to Consolidated Financial Statements	44-69

All schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lakeland Industries, Inc.

We have audited the accompanying consolidated balance sheet of Lakeland Industries, Inc. and Subsidiaries (collectively, the “Company”) as of January 31, 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2017, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

April 26, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Lakeland Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Lakeland Industries, Inc. and Subsidiaries (the “Company”) as of January 31, 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. For the year ended January 31, 2016, we did not audit the financial statements of Weifang Lakeland Safety Products Co. Ltd. and Lakeland (Beijing) Safety Products Co., Ltd., wholly owned subsidiaries, which statements reflect total assets of approximately $15,376,000 and total revenues of approximately $12,154,000 constituting 17% and 12%, respectively, of the related consolidated totals in 2016. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Weifang Lakeland Safety Products Co., Ltd., and Lakeland (Beijing) Safety Products Co., Ltd. is based solely on the reports of the other auditors.

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

In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2016, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles

/s/ Mazars USA LLP (formerly WeiserMazars LLP)

New York, New York

April 21, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Weifang Lakeland Safety Products Co Ltd, China

We have audited the accompanying balance sheet of Weifang Lakeland Safety Products Co Ltd, China as of 31 January 2016, and the related statement of operations, shareholder’s equity and cash flows for the year then ended. Weifang Lakeland Safety Products Co., Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Weifang Lakeland Safety Products Co., Ltd. as of January 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Shanghai MAZARS Certified Public Accountants

Shanghai MAZARS Certified Public Accountants

Shanghai, China

April 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lakeland (Beijing) Safety Products Co., Ltd., China,

We have audited the accompanying balance sheet of Lakeland (Beijing) Safety Products Co., Ltd., China as of 31 January 2016, and the related statement of operations, shareholder’s equity and cash flows for the year then ended. Lakeland (Beijing) Safety Products Co., Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeland (Beijing) Safety Products Co., Ltd. as of January 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Shanghai MAZARS Certified Public Accountants

Shanghai MAZARS Certified Public Accountants

Shanghai, China

April 18, 2016

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended January 31, 2017 and 2016

	Years Ended
	January 31,
	In ($000’s) except share information
	2017	2016

Net sales from continuing operations	$86,183	$99,646
Cost of goods sold from continuing operations	54,546	63,313
Gross profit from continuing operations	31,637	36,333
Operating expenses from continuing operations	24,790	24,521
Operating profit from continuing operations	6,847	11,812
Other income (loss), net from continuing operations	46	(120)
Interest expense from continuing operations	(620)	(785)
Income before taxes from continuing operations	6,273	10,907
Income tax expense from continuing operations	2,380	3,117
Net income from continuing operations	3,893	7,790
Noncash reclassification of Other Comprehensive Income to Statement of Operations (no impact on stockholders’ equity)	—	(1,286)
Loss from operations from discontinued operations	—	(3,538)
Loss from disposal of discontinued operations	—	(515)
Loss before taxes for discontinued operations	—	(5,339)
Income tax benefit from discontinued operations	—	(1,403)
Net loss from discontinued operations	—	$(3,936)
Net income	$3,893	$3,854
Net income (loss) per common share – Basic:
Income from continuing operations	$0.54	$1.09
Loss from discontinued operations	—	$(0.55)
Net income	$0.54	$0.54
Net income (loss) per common share – Diluted:
Income from continuing operations	$0.53	$1.07
Loss from discontinued operations	—	$(0.54)
Net income	$0.53	$0.53
Weighted average common shares outstanding:
Basic	7,257,553	7,171,965
Diluted	7,327,248	7,254,340

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended January 31, 2017 and 2016

	Years Ended
	January 31 ($000)’s
	2017	2016
Net income	$3,893	$3,854
Other comprehensive income (loss):
Cash flow hedges	52	(159)
Foreign currency translation adjustments	(250)	(597)
Brazil noncash reclassification of other comprehensive Income to Statement of Operations (transfer of Lakeland Brazil shares)	—	1,286
Other comprehensive income (loss)	(198)	530
Comprehensive income	$3,695	$4,384

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

January 31, 2017 and 2016

	January 31,	January 31,
	2017	2016
	($000’s)
ASSETS
Current assets
Cash and cash equivalents	$10,365	$7,022
Accounts receivable, net of allowance for doubtful accounts of $417 and $593 at January 31, 2017 and 2016, respectively	10,704	11,476
Inventories, net of allowance of $2,305 and $2,566 at January 31, 2017 and 2016, respectively	35,535	40,841
Prepaid VAT tax	1,361	1,143
Other current assets	2,121	1,635
Total current assets	60,086	62,117
Property and equipment, net	8,527	9,268
Assets held for sale	901	1,101
Deferred income tax	13,515	14,338
Prepaid VAT and other taxes	478	377
Other assets	176	188
Goodwill	871	871
Total assets	$84,554	$88,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,928	$4,254
Accrued compensation and benefits	1,311	1,157
Other accrued expenses	1,018	1,813
Current maturity of long-term debt	50	50
Short-term borrowings	153	3,226
Borrowings under revolving credit facility	4,865	9,458
Total current liabilities	12,325	19,958
Long-term portion of debt	716	691
VAT taxes payable	6	95
Total liabilities	13,047	20,744
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	-----	-----
Common stock, $.01 par; authorized 10,000,000 shares, Issued 7,620,215 and 7,610,603; outstanding 7,263,774 and 7,254,162 at January 31, 2017 and 2016, respectively	76	76
Treasury stock, at cost; 356,441 shares at January 31, 2017 and 2016, respectively	(3,352)	(3,352)
Additional paid-in capital	64,764	64,468
Retained earnings	12,401	8,508
Accumulated other comprehensive loss	(2,382)	(2,184)
Total stockholders' equity	71,507	67,516
Total liabilities and stockholders' equity	$84,554	$88,260

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended January 31, 2017 and 2016

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
		($000’s)		($000’s)	($000’s)	($000’s)	($000’s)	($000’s)
Balance, January 31, 2015	7,414,037	$74	(356,441)	$(3,352)	$64,594	$4,654	$(2,714)	$63,256

Net income	—	—	—	—	—	3,854	—	3,854
Other comprehensive income	—	—	—	—	—	—	530	530
Stock-based compensation:
Director Stock Options Exercised	6,130	—	—	—	40	—	—	40
Restricted stock issued	190,436	2	—	—	(2)	—	—	—
Restricted Stock Plan	—	—	—	—	586	—	—	586
Return of shares in lieu of payroll tax withholding	—	—	—	—	(750)	—	—	(750)
Balance, January 31, 2016	7,610,603	$76	(356,441)	$(3,352)	$64,468	$8,508	$(2,184)	$67,516

Net income	—	—	—	—	—	3,893	—	3,893
Other comprehensive loss	—	—	—	—	—	—	(198)	(198)
Stock-based compensation:
Director Stock Options Exercised	5,000	—	—	—	41	—	—	41
Restricted stock issued	4,612	—	—	—	—	—	—	—
Restricted Stock Plan	—	—	—	—	276	—	—	276
Return of shares in lieu of payroll tax withholding	—	—	—	—	(21)	—	—	(21)
Balance, January 31, 2017	7,620,215	$76	(356,441)	$(3,352)	$64,764	$12,401	$(2,382)	$71,507

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended January 31, 2017 and 2016

	January 31,
	2017	2016
	(000’s)
Cash flows from operating activities:
Net income	$3,893	$3,854
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for (recovery of) inventory obsolescence	(261)	113
Provision for (recovery of) doubtful accounts	(176)	145
Reserve against note receivable from former Brazilian subsidiary for doubtful collectability	—	2,286
Deferred income taxes	734	(57)
Depreciation and amortization	1,194	986
Stock based and restricted stock compensation	276	586
Loss on disposal of property and equipment	138	19
Interest expense resulting from Arbitration Award	—	(111)
Impairment write-down on assets held for sale	200	—
Non-cash reclassification of other comprehensive income to statement of operations due to the disposal of Brazil	—	1,286
(Increase) decrease in operating assets:
Accounts receivable	896	1,443
Inventories	5,494	(4,239)
Prepaid VAT taxes	(218)	574
Other current assets	(629)	321
Increase (decrease) in operating liabilities:
Accounts payable	585	(3,306)
Accrued expenses and other liabilities	(504)	250
Net cash used by the sale of Brazil	—	(1,147)
Accrued expenses for disposal of Brazil	(129)	238
Arbitration award in Brazil	—	(3,759)
Net cash provided by (used in) operating activities	11,493	(518)
Cash flows from investing activities:
Proceeds from sale of property	—	451
Note receivable from former Brazilian subsidiary for doubtful collectability	—	(2,286)
Purchases of property and equipment	(413)	(840)
Net cash used in investing activities	(413)	(2,675)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(4,593)	3,816
Loan repayments, short-term	(4,529)	(2,125)
Loan borrowings, short-term	1,329	3,226
Loan repayments, long-term	(25)	(23)
UK borrowings (repayments) under line of credit facility, net	134	(478)
Proceeds from exercise of stock options	41	40
Shares returned to pay employee taxes under restricted stock program	(21)	(750)
Net cash (used in) provided by financing activities:	(7,664)	3,706
Effect of exchange rate changes on cash and cash equivalents	(73)	(200)
Net increase in cash and cash equivalents	3,343	313
Cash and cash equivalents at beginning of year	7,022	6,709
Cash and cash equivalents at end of year	$10,365	$7,022

Cash paid for interest	$620	$784
Cash paid for taxes	$1,599	$1,826

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017 and 2016

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Lakeland Industries, Inc. and Subsidiaries (“Lakeland,” the “Company,” “we,” “our” or “us”), a Delaware corporation organized in April 1986, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing market.

For purposes of these financial statements, FY refers to a fiscal year ended January 31; thus, FY17 refers to the fiscal year ended January 31, 2017.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The following is a description of the Company’s significant accounting policies.

Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers highly liquid temporary cash investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market funds. The cost of cash equivalents approximates fair value. Cash and cash equivalents were approximately $10,365,000 at January 31, 2017 and $7,022,000 at January 31, 2016.

Accounts Receivable, net

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company recognizes losses when information available indicates that it is probable that a receivable has been impaired based on criteria noted above at the date of the consolidated financial statements, and the amount of the loss can be reasonably estimated. Management considers the following factors when determining the collectability of specific customer accounts: Customer creditworthiness, past transaction history with the customers, current economic industry trends, changes in customer payment terms. Past due balances over 90 days and other less creditworthy accounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017 and 2016

Inventories, net

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or market. Provision is made for slow-moving, obsolete or unusable inventory.

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis. Leasehold improvements and leasehold costs are amortized over the term of the lease or service lives of the improvements, whichever is shorter. The costs of additions and improvements which substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the account, and the gain or loss on disposition is reflected in operating income.

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is evaluated for impairment at least annually; however, this evaluation may be performed more frequently when events or changes in circumstances indicate the carrying amount may not be recoverable. Factors that the Company considers important that could identify a potential impairment include: significant changes in the overall business strategy and significant negative industry or economic trends. Management assesses whether it is more likely than not that goodwill is impaired and, if necessary, compares the fair value of the entity acquired to the carrying value. Fair value is generally determined by management either based on estimating future discounted cash flows for the reporting unit or by estimating a sales price for the reporting unit based on multiple of earnings. These estimates require the Company's management to make projections that can differ from actual results.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The Company measures any potential impairment on a projected undiscounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. As of January 31, 2017 and January 31, 2016, no impairment was recorded.

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

Substantially, all of the Company's sales are made through distributors. There are no significant differences across product lines or customers in different geographical areas in the manner in which the Company's sales are made.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017 and 2016

Lakeland offers a growth rebate to certain distributors each year on a calendar-year basis. Sales are traced on a monthly basis, and accruals are based on sales growth over the prior year. The growth rebate accrual is adjusted either up or down on a monthly basis as a reduction (increase) to revenue and an increase (reduction) to the accrual based on monthly sales trends as compared with prior year. Based on volume and products purchased, distributors can earn anywhere from 1% to 6% in rebates in the form of either a quarterly or annual credit to their account, depending on the specific agreement. In estimating the accrual needed, management tracks sales growth over the prior year.

Our sales are generally final; however, requests for return of goods can be made and must be received within 90 days from invoice date. No returns will be accepted without a written authorization. Return products may be subject to a restocking charge and must be shipped freight prepaid. Any special made-to-order items are not returnable. Customer returns have historically been insignificant.

Customer pricing is subject to change on a 30-day notice; exceptions based on meeting competitors' pricing are considered on a case-by-case basis. Revenue is recorded net of taxes collected from customers. The related taxes that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

For larger orders, except in its Lakeland Fire product line, the Company absorbs the cost of shipping and handling. For those customers who are billed the cost of shipping and handling fees, such amounts are included in net sales. Shipping and handling costs associated with the outbound freight are included in operating expenses and aggregated approximately $2.0 million in FY17 and $2.5 million in FY16.

Advertising Costs

Advertising costs are expensed as incurred and included in operating expenses on the consolidated statement of operations. Advertising and co-op costs amounted to $342,000 and $326,000 in FY17 and FY16, respectively, net of a co-op advertising allowance received from a supplier.

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

Research and Development Costs

Research and development costs include labor, equipment and materials costs and are expensed as incurred and included in operating expenses. Research and development expenses aggregated were approximately $463,000 and $165,000 in FY17 and FY16, respectively.

Income Taxes

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of preparing the consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carryforwards and tax credits, are recorded as deferred tax assets or liabilities on the Company’s consolidated balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines that it may not be able to realize all or part of its deferred tax asset in the future, or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to income in the period of such determination.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017 and 2016

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold. If necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the consolidated balance sheets.

Foreign Operations and Foreign Currency Translation

The Company maintains manufacturing operations in Mexico, India, Argentina and the People’s Republic of China and can access independent contractors in Mexico, Argentina and China. It also maintains sales and distribution entities located in India, Canada, the U.K., Chile, China, Argentina, Russia, Kazakhstan and Mexico. The Company is vulnerable to currency risks in these countries. The functional currency for the United Kingdom subsidiary is the Euro; the trading company in China, the RMB; the Canadian Real Estate subsidiary, the Canadian dollar; the Russian operation, the Russian Ruble, and the Kazakhstan operation the Kazakhstan Tenge. All other operations have the US dollar as its functional currency.

Pursuant to US GAAP, assets and liabilities of the Company’s foreign operations with functional currencies, other than the US dollar, are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Foreign currency forward and hedge contracts are recorded in the consolidated balance sheets at their fair value as of the balance sheet dates based on current market rates as further discussed in Note 11.

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017 and 2016

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated balance sheet to conform to the current year presentation. These reclassifications have no effect on the accompanying consolidated financial statements.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in US GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for the Company’s fiscal year beginning February 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. The Company plans to adopt Topic 606 in the first quarter of its fiscal 2019 using the retrospective transition method, and is currently evaluating the impact of its pending adoption of Topic 606 will have on its consolidated financial statements.  While no significant impact is expected upon adoption of the new guidance, the Company will not be able to make that determination until the time of adoption based upon outstanding contracts at that time.

In July 2015, the FASB issued ASU No. 2015-11, an amendment to Topic 330 for simplifying the measurement of inventory. The update requires that inventory be measured at the lower of cost and net realizable value where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendment is intended to provide clarification on the measurement and disclosure of inventory in Topic 330 and not intended for those clarifications to result in any changes in practice. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted for all entities and should be applied prospectively. Management does not believe the adoption of this ASU would have a material impact on the Company’s consolidated financial statements.

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017 and 2016

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The update requires equity investments (except those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It eliminated the requirement for public entities to disclose the method(s) and significant assumptions used to estimate the fair value that is require to be disclosed for financial instruments measured at amortized cost on the balance sheet. For public entities, the ASU is effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management does not believe the adoption of this ASU would have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements but has not determined the effects that the adoption of the pronouncement may have on its consolidated financial statements.

In March 2016, the FASB Issued ASU No. 2016-09, Compensation–Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for an entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements but management does not believe the adoption of the pronouncement will have a material impact on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815); Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606.  Management does not expect the adoption of the ASU to have any impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Management does not believe the adoption of this ASU would have a material impact on the Company’s consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017 and 2016

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment to simplify the accounting for goodwill impairment. The guidance removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill for all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. This guidance is effective in 2020, but early adoption is permitted for any impairment tests performed after January 1, 2017. The Company is currently evaluating the impact that this guidance will have on the Company’s consolidated financial statements.

2.	INVENTORIES, NET

Inventories, net consist of the following (in $000s):

	January 31, 2017	January 31, 2016

Raw materials	$14,312	$15,435
Work-in-process	1,233	784
Finished goods	19,990	24,622
	$35,535	$40,841

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017 and 2016

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment from continuing operations consists of the following:

	Useful Life in Years	January 31, 2017	January 31, 2016
		(000’s)	(000’s)
Machinery and equipment	3-10	$6,442	$7,535
Furniture and fixtures	3-10	306	522
Leasehold improvements	Lease term	1,207	1,084
Land and building (China)	20-30	1,764	1,764
Land and building (Canada)	30	1,864	1,745
Land and buildings (USA)	30	3,417	3,382
Land and buildings (Mexico)	30	2,070	2,070
		17,070	18,102
Less accumulated depreciation and amortization		(8,805)	(8,850)
Assets held for sale		901	1,101
Construction-in-progress		262	16
		$9,428	$10,369

Depreciation and amortization expense from continuing operations for FY17 and FY16 amounted to $1,096,943 and $884,863 respectively.

The estimated cost to complete construction-in-progress at January 31, 2017 is $800,000.

During FY17, conditions in the Brazilian economy caused management to believe that the Company’s assets held for sale in that country should be analyzed for impairment. The analysis resulted in an impairment write-down of $0.2 million for assets that have been identified as held-for-sale by the Company. The write-down is included in operating expenses in the Company’s FY17 consolidated statement of operations. The estimated fair value of the assets written down in FY17, consisting primarily of buildings and land was approximately $0.9 million. In determining fair value the Company relied upon third party appraisals. Of the original approximately $1.1 million, the estimated fair value of assets held for sale at January 31, 2017 is approximately $0.9 million.

4.	GOODWILL

On August 1, 2005, the Company purchased Mifflin Valley, Inc., a Pennsylvania manufacturer, the operations of which now comprise the Company’s Reflective division. This acquisition resulted in the recording of $0.9 million in goodwill in FY06. The Company believes that there was no impairment of goodwill for the years ended January 31, 2017 and 2016. This goodwill is included in the US segment for reporting purposes.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017 and 2016

5.	LONG-TERM DEBT

Revolving Credit Facility

On June 28, 2013, as amended on March 31, 2015 and June 3, 2015, Lakeland Industries, Inc. and its wholly owned Canadian subsidiary, Lakeland Protective Wear Inc. (collectively the “Borrowers”), entered into a Loan and Security Agreement (the “Senior Loan Agreement”) with AloStar Business Credit, a division of AloStar Bank of Commerce (the “Senior Lender”). The Senior Loan Agreement provides the Borrowers with a $15 million revolving line of credit (the “Senior Credit Facility”), at a variable interest rate based on LIBOR, with a first priority lien on substantially all of the United States and Canada assets of the Company, except for its Mexican plant and the Canadian warehouse.  After these amendments the maturity date of the Senior Credit Facility is now June 28, 2017 and the minimum interest rate floor is 4.25% per annum. The Senior Lender has approved required aspects of the transactions relating to the Brazil operations as such transactions are further described in Note 13 hereto.

The Company is negotiating a replacement facility as of April 26, 2017.

The following is a summary of the material terms of the Senior Credit Facility:

$15 million Senior Credit Facility

•	Borrowing pursuant to a revolving credit facility subject to a borrowing base calculated as the sum of:
o	85% of eligible accounts receivable as defined
o	The lesser of 60% of eligible inventory as defined or 85% of net orderly liquidation value of inventory
o	In transit inventory in bound to the US up to a cap of $1,000,000
o	Receivables and inventory held by the Canadian operating subsidiary to be included, up to a cap of $2.0 million of availability

•	There was $4.9 million and $9.5 million outstanding under the Senior Credit Facility on January 31, 2017 and 2016, respectively.

•	There was $10.1 million and $5.5 million available for further borrowings under the Senior Credit Facility on January 31, 2017 and 2016, respectively.

•	Collateral
o	A perfected first security lien on all of the Borrower’s United States and Canadian assets, other than its Mexican plant and the Canadian warehouse
o	Pledge of 65% of Lakeland Industries, Inc. stock in all foreign subsidiaries other than 100% pledge of stock of its Canadian subsidiaries

•	Collection
o	All customers of Borrowers must remit to a lockbox controlled by Senior Lender or into a blocked account with all collection proceeds applied against the outstanding loan balance.

•	Prepayment penalties of 1%.

•	Interest Rate
o	Rate equal to LIBOR rate plus 325 basis points, subject to Floor rate of 4.25%
o	Rate at January 31, 2017 of 4.25% per annum

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017 and 2016

•	Financial Covenants
o	Borrowers are subject to certain covenants from the Closing Date, as defined in the Senior Loan Agreement, until the commitment termination date and full payment of the obligations to Senior Lender, Lakeland Industries, Inc. (the parent company), together with its subsidiaries on a consolidated basis, excluding its Brazilian subsidiary (which has since been transferred), is required to comply with the following additional covenants:
•	Fixed Charge Coverage Ratio. At the end of each fiscal quarter of Borrowers, Borrowers shall maintain a Fixed Charge Coverage Ratio of not less than 1.1 to 1.00 for the twelve month period then ending.
•	Minimum Quarterly Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Borrowers shall achieve, on a rolling four quarter basis excluding the operations of the Borrower’s then Brazilian subsidiary, EBITDA of not less than $4.1 million.
•	Capital Expenditures. Borrowers shall not during any fiscal year make capital expenditures in an amount exceeding $1 million in the aggregate.
•	Other Covenants
o	Standard financial reporting requirements as defined
o	Limitation on total net investment in foreign subsidiaries of a maximum of $1.0 million per annum

Borrowings in UK

On December 31, 2014, the Company and Lakeland Industries Europe, Ltd, (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with HSBC Bank to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million, based on exchange rates at time of closing) to £1,500,000 (approximately USD $2.3 million, based on exchange rates at time of closing), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million, based on exchange rates at time of closing) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. The balance under this loan outstanding at January 31, 2017 and January 31, 2016 was USD $0.1 million and USD $0, respectively, and is included in short-term borrowings on the consolidated balance sheet. On December 31, 2016, Lakeland UK entered into an extension of the maturity date of its existing financing facility with HSBC Invoice Finance (UK) Ltd. to December 19, 2017. Other than the extension of the maturity date and a small reduction of the service charge from 0.9% to 0.85%, all other terms of the facility remain the same.

Canada Loans

In September 2013, the Company refinanced its loan with the Development Bank of Canada (“BDC”) for a principal amount of approximately $1.1 million in both Canadian dollars and USD (based on exchange rates at time of closing). Such loan is for a term of 240 months at an interest rate of 6.45% per annum with fixed monthly payments of approximately USD $6,048 (CAD $8,169) including principal and interest. It is collateralized by a mortgage on the Company's warehouse in Brantford, Ontario. The amount outstanding at January 31, 2017 is CAD $1,002,000 which is included as USD $716,000 in long term borrowings on the accompanying consolidated balance sheet, net of current maturities of USD $50,000. The amount outstanding at January 31, 2016 was USD $691,000 (CAD $1.0 million) in long term borrowings, net of current maturities of USD $50,000.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017 and 2016

China Loans

On March 28, 2016, Weifang Lakeland Safety Products Co., Ltd., (“WF”), the Company’s Chinese subsidiary and Chinese Rural Credit Cooperative Bank (“CRCCB”) completed an agreement for WF to obtain a line of credit for financing in the amount of USD $1.3 million, with interest at 120% of the benchmark rate supplied by CRCCB (which is currently 4.6% per annum), with the line of credit having a term of one year. The effective per annum interest rate was 5.35%. The loan was collateralized by inventory owned by WF. The line of credit was paid in full prior to January 31, 2017.

On December 1, 2015, WF and CRCCB entered into an agreement for WF to obtain a line of credit for financing in the amount of RMB 6.0 million (approximately USD $0.9 million), with interest at 120% of the benchmark rate supplied by CRCCB (which is currently 4.6% per annum), and with the line of credit having a term of one year. The effective per annum interest rate was 5.52%. The loan was collateralized by inventory owned by WF. The line of credit was paid in full prior to January 31, 2017. At January 31, 2016, the line of credit was RMB 6.0 million (approximately USD $0.9 million).

On October 10, 2015, WF and Bank of China Anqiu Branch entered into an agreement for WF to obtain a line of credit for financing in the amount RMB 5.0 million (approximately USD $0.8 million). The effective per annum interest rate was 7%, with the line of credit having a term of one year. The loan was collateralized by inventory owned by WF. The line of credit was paid in full prior to January 31, 2017. At January 31, 2016, the line of credit was RMB 5.0 million (approximately USD $0.8 million).

On September 21, 2015, WF and CRCCB entered into an agreement for WF to obtain a line of credit for financing in the amount RMB 8.0 million (approximately USD $1.3 million). The effective per annum interest rate was 5.52%, with the line of credit having a term of one year. The loan was collateralized by inventory owned by WF. The line of credit was paid in full prior to January 31, 2017. At January 31, 2016, the line of credit was RMB 8.0 million (approximately USD $1.3 million).

Argentina Loan

In April 2015, Lakeland Argentina S.R.L. (“Lakeland Argentina”), the Company’s Argentina subsidiary was granted a $300,000 line of credit denominated in Argentine pesos, pursuant to a standby letter of credit granted by the parent company. The line of credit outstanding of $0.2 million at January 31, 2016 was the total of five separate loans which were paid in full during the course of normal operations and prior to January 31, 2017, except for the $38,000 noted below.

The following three loans were made under the $300,000 facility stated above:

On December 2, 2015, Lakeland Argentina and Banco Santander Rio S.A (“Santander”) entered into an agreement for Lakeland Argentina to obtain a loan in the amount of ARS 559,906 (approximately USD $50,000, based on exchange rates at time of closing); such loan is for a term of 18 months at an interest rate of 42% per annum. The amount outstanding at January 31, 2017 is ARS 138,333 (approximately USD $9,000) which is included as short-term borrowings on the consolidated balance sheet. At January 31, 2016, the line of credit was ARS 522,000 (approximately USD $38,000).

On March 30, 2016, Lakeland Argentina and Banco de la Nación Argentina (“BNA”) entered into an agreement for Lakeland Argentina to obtain a loan in the amount of ARS 830,000 (approximately USD $56,000, based on exchange rates at time of closing); such loan is for a term of 18 months at an interest rate of 27% per annum. The loan was paid in full prior to January 31, 2017.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017 and 2016

Below is a table to summarize the debt amounts above (in 000’s):

	Short-Term		Long-term		Current Maturity of Long-term		Revolving Credit Facility
	1/31/2017	1/31/2016	1/31/2017	1/31/2016	1/31/2017	1/31/2016	1/31/2017	1/31/2016
Argentina	$27	$248	$-	$-	$-	$-	$-	$-
Canada	-	-	716	691	50	50	-	-
China	-	2,978	-	-	-	-	-	-
UK	126	-	-	-	-	-	-	-
USA	-	-	-	-	-	-	4,865	9,458
TOTALS	$153	$3,226	$716	$691	$50	$50	$4,865	$9,458

Five-year Debt Payout Schedule

This schedule reflects the liabilities as of January 31, 2017, and does not reflect any subsequent event:

	Total	1 Year or less	2 Years	3 Years	4 Years	5 Years	After 5 Years

Revolving credit facility	$4,865,094	$4,865,094	$-	$-	$-	$-	$-
Borrowings in Canada	766,455	50,000	28,034	29,896	31,883	34,000	592,642
Borrowings in UK	126,189	126,189	-	-	-	-	-
Borrowings in Argentina	26,585	26,585	-	-	-	-	-
Total	$5,784,323	$5,067,868	$28,034	$29,896	$31,883	$34,000	$592,642

6.	CONCENTRATION OF RISK

Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, and trade receivables. Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited. The Company does not require customers to post collateral.

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC; Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, and JSC Bank Centercredit in Kazakhstan. The Company monitors its financial depositories by their credit rating which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There is approximately $1.4 million total included in the U.S. bank accounts and approximately $9.0 million total in foreign bank accounts as of January 31, 2017.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017 and 2016

Major Customer

No customer accounted for more than 10% of net sales during FY17 and FY16, respectively.

Major Supplier

Our largest supplier, Precision Fabrics Group, accounted for 13% and 9.5% of total purchases in FY17 and FY16. There were no other vendors over 10% for either FY17 or FY16.

7.	STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

The 2012 and 2015 Plans

At the Annual Meeting of Stockholders held on July 8, 2015, the Company’s stockholders approved the Lakeland Industries, Inc. 2015 Stock Plan (the “2015 Plan”). The executive officers and all other employees and directors of the Company and its subsidiaries are eligible to participate in the 2015 Plan. The 2015 Plan is currently administered by the compensation committee of the Company’s Board of Directors (“Committee”), except that with respect to all non-employee director awards, the Committee shall be deemed to include the full Board. The 2015 Plan authorizes the issuance of awards of restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. The 2015 Plan also permits the grant of awards that qualify for “performance-based compensation” within the meaning of Section 162(m) of the US Internal Revenue Code. The aggregate number of shares of the Company’s common stock that may be issued under the 2015 Plan may not exceed 100,000 shares. Awards covering no more than 20,000 shares of common stock may be awarded to any plan participant in any one calendar year. Under the 2015 Plan, as of January 31, 2017, the Company granted awards for up to an aggregate of 99,270 restricted shares assuming maximum award levels are achieved.

The 2015 Plan, which terminates in July 2017, is the successor to the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). The Company’s 2012 Plan authorized the issuance of up to a maximum of 310,000 shares of the Company’s common stock to employees and directors of the Company and its subsidiaries in the form of restricted stock, restricted stock units, performance shares, performance units and other share-based awards. Under the 2012 Plan, as of January 31, 2017, the Company issued 293,166 fully vested shares of common stock and 721 restricted shares which will continue to vest according to the terms of the 2012 Plan.

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

As of January 31, 2017, unrecognized stock-based compensation expense related to share-based stock awards totaled $206 pursuant to the 2012 Plan and $472,913 pursuant to the 2015 Plan, before income taxes, based on the maximum performance award level. Such unrecognized stock-based compensation expense related to restricted stock awards totaled $206 for the 2012 Plan and $197,283 for the 2015 Plan at the baseline performance level. During FY17, the Company changed the estimated performance award level of the 2012 and 2015 stock plans from maximum to baseline. As of January 31, 2017, the cost of these non-vested awards is expected to be recognized over a weighted-average period of three years for the 2012 Plan and two years for the 2015 Plan.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017 and 2016

The Company recognized total stock-based compensation costs of $276,000 and $585,987 for the year ended January 31, 2017 and 2016, respectively, of which $(9,354) and $332,691 result from the 2012 Plan, and $285,354 and $253,296 result from the 2015 Plan. These amounts are reflected in operating expenses. The total income tax benefit recognized for stock-based compensation arrangements was $99,360 and $210,955 for the year ended January 31, 2017 and 2016, respectively.

Shares under 2015 and 2012 Stock Plan	Outstanding Unvested Grants at Maximum at Beginning of FY17	Granted during FY17	Becoming Vested during FY17	Forfeited during FY17	Outstanding Unvested Grants at Maximum at End of FY17
Restricted stock grants – employees	72,999	—	—	5,380	67,619
Matching award program	3,000	—	3,000	—	—
Bonus in stock - employees	2,500	—	—	2,500	—
Retainer in stock - directors	30,764	5,221	3,613	—	32,372
Total restricted stock plans	109,263	5,221	6,613	7,880	99,991

Weighted average grant date fair value	$9.93	$10.19	$6.68	$9.68	$10.18

Other Compensation Plans/Programs

The Company previously awarded stock-based options to non-employee directors under its Non-employee Directors’ Option Plan (the “Directors’ Plan”) which expired on December 31, 2012. All stock option awards granted under the Directors’ Plan were fully vested at January 31, 2017. During the year ended January 31, 2017 there have been no forfeitures and 5,000 shares exercised at an exercise price of $8.28 per share, and there were no options outstanding.

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017 and 2016

Warrants

In October 2014, the Company issued a five-year warrant that is immediately exercisable to purchase up to 55,500 shares of the Company’s common stock at an exercise price of $11.00 per share. As of January 31, 2017 and 2016, the warrant to purchase up to 55,500 shares remains outstanding.

8.	INCOME TAXES

The provision for income taxes is based on the following pretax income (loss):

Domestic and Foreign Pretax Income (Loss)	FY17	FY16
Domestic	$1,833,377	$6,139,543
Foreign	4,439,270	(572,168)

Total	$6,272,647	$5,567,375

Income Tax Expense (Benefit)	FY17	FY16
Current:
Federal	$(49,191)	$225,180
State and other taxes	29,283	(40,555)
Foreign	1,576,775	1,553,589

Deferred:
Domestic	$822,954	$156,448
Valuation allowance-deferred tax asset	—	(181,338)
Foreign	—	—
Total	$2,379,821	$1,713,324

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

	2017	2016
Statutory rate	34.00%	34.00%
State Income Taxes, Net of Federal Tax Benefit	0.59	1.77
Adjustment to Deferred	—	8.86
Foreign Dividend and Subpart F Income	2.15	10.93
Brazil Worthless Stock Deduction	—	(14.21)
Argentina Flow Through Loss	(0.38)	(1.76)
Permanent Differences	0.46	(8.78)
Valuation Allowance-Deferred Tax Asset	—	(3.26)
Other	1.12	3.22
Effective Rate	37.94%	30.77%

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

The tax effects of temporary differences which give rise to deferred tax assets at January 31, 2017 and 2016 are summarized as follows:

	2017	2016
Deferred tax assets:
Inventories	$1,122,234	$1,266,718
US tax loss carryforwards, including work opportunity credit*	8,612,947	9,335,575
Accounts receivable and accrued rebates	265,745	238,261
Accrued compensation and other	108,987	266,272
India reserves - US deduction	73,697	75,053
Equity based compensation	286,278	201,925
Foreign tax credit carry-forward	3,698,351	3,388,051
State and local carry-forwards	791,180	899,824
Argentina timing difference	51,113	116,194
Depreciation and other	80,468	103,372
Amortization	(239,715)	(217,811)
Allowance for Note Receivable - Brazil	833,705	834,510
Deferred tax asset	15,684,990	16,507,944
Less valuation allowance	2,170,309	2,170,309
Net deferred tax asset - USA	$13,514,681	$14,337,635

*The federal net operating loss (“NOL”) that is left after FY17 will expire after 1/31/2034 (20 years from the generated date of 1/31/2014). The credits will begin to expire after 1/31/2020 (10 years from the 1st carryover year generated date of 1/31/2010) and will fully expire after 1/31/2025.

The state NOLs will begin to expire after 1/31/2025 and will continue to expire at various periods up until 1/31/2035 when they will be fully expired. The states have a larger spread because some only carryforward for 15 years and some allow 20 years.

The Company early adopted ASU No. 2015-17 and reclassed the current portion of the deferred taxes totaling approximately $1,555,000 to non-current as of January 31, 2016.

Income Tax Audits

The Company is subject to US federal income tax, as well as income tax in multiple US state and local jurisdictions and a number of foreign jurisdictions. Returns for the years since FY2014 are still open based on statutes of limitation only.

Chinese tax authorities have performed limited reviews on all Chinese subsidiaries as of tax years 2008 through 2015 with no significant issues noted and we believe our tax positions are reasonably stated as of January 31, 2017. Weifang Meiyang Products Co., Ltd. (“Meiyang”), one of our Chinese operations, was changed to a trading company from a manufacturing company in Q1 FY16 and all direct workers and equipment were transferred from Meiyang to Weifang Lakeland Safety Products Co., Ltd., (“WF”), another entity of our Chinese operation thereby reducing our tax exposure.

Lakeland Protective Wear, Inc., our Canadian subsidiary, is subject to Canadian federal income tax, as well as income tax in the Province of Ontario. Income tax returns for the 2013 fiscal year and subsequent years are still within the normal reassessment period and open to examination by tax authorities.

In connection with the exit from Brazil (see Note 13), the Company claimed a worthless stock deduction which generated a tax benefit of approximately USD $9.5 million, net of a USD $2.2 million valuation allowance. While the Company and its tax advisors believe that this deduction is valid, there can be no assurance that the IRS will not challenge it and, if challenged, there is no assurance that the Company will prevail.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016 and 2015

Except in Canada, and as set forth in the next paragraph, it is our practice and intention to reinvest the earnings of our non-US subsidiaries in their operations. As of January 31, 2017, the Company had not made a provision for US or additional foreign withholding taxes on approximately $24.7 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration ($22.3 million at January 31, 2016). Generally, such amounts become subject to US taxation upon remittance of dividends and under certain other circumstances. If these earnings were repatriated to the US, the deferred tax liability associated with these temporary differences would be approximately $3.1 million at January 31, 2017.

The Company’s Board of Directors has instituted a plan subject to declaration and approval each year to elect to pay annual dividends to the Company from a portion of Weifang’s future profits, a portion of Meiyang’s future profits and a portion of the UK’s future profits starting in FY15 and from a portion of Beijing’s future profits starting in FY18. All other retained earnings are expected to be reinvested indefinitely.

Change in Valuation Allowance

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. The valuation allowance was $2.2 million for both of the years ended January 31, 2017 and 2016.

Income Tax Expense

Income tax expenses consist of federal, state and foreign income taxes. The statutory rate is the US rate. Reconciling items to the effective rate are foreign dividend income, Argentina income, and other permanent tax differences.

9.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for “income from continuing operations” and “discontinued operations” at January 31, 2017 and 2016, as follows:

	Years Ended January 31,
	(000’s except share information)
	2017	2016
Numerator
Net income from continuing operations	$3,893	$7,790
Net loss from discontinued operations	—	(3,936)
Net income	$3,893	$3,854
Denominator
Denominator for basic earnings per share (weighted-average shares which reflect 356,441 shares in the treasury)	7,257,553	7,171,965
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	69,695	82,375
Denominator for diluted earnings per share (adjusted weighted average shares)	7,327,248	7,254,340
Basic earnings per share from continuing operations	$0.54	$1.09
Basic loss per share from discontinued operations	—	($0.55)
Basic earnings per share	$0.54	$0.54
Diluted earnings per share from continuing operations	$0.53	$1.07
Diluted loss per share from discontinued operations	—	($0.54)
Diluted earnings per share	$0.53	$0.53

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017 and 2016

10. BENEFIT PLANS

Defined Contribution Plan

Pursuant to the terms of the Company’s 401(k) plan, substantially all US employees over 21 years of age with a minimum period of service are eligible to participate. The 401(k) plan is administered by the Company and provides for voluntary employee contributions ranging from 1% to 15% of the employee’s compensation. Beginning in January 2016 the Company changed to a Safe Harbor tiered matching plan equal to 100% of the first 1% of eligible participant’s compensation contributed to the Plan and 50% of the next 5% of eligible participant’s compensation contributed to the Plan (maximum Company match 3.5% of salary) and totaled approximately $193,000 and $120,000 in the years ended January 31, 2017 and January 31, 2016, respectively.

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

We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contract derivatives, not designated as hedging instruments, are generally settled quarterly. Gain and loss on those forward contracts are included in current earnings. There were no outstanding forward contracts at January 31, 2017 or 2016.

We also enter into cash flow hedge contracts with financial institutions to manage our currency exposure on future cash payments denominated in foreign currencies. The effective portion of gain or loss on cash flow hedge is reported as a component of accumulated other comprehensive loss. The notional amount of these contracts was $1.5 million and $1.0 million at January 31, 2017 and 2016, respectively. The corresponding unrealized income or loss is recorded in the consolidated statements of comprehensive income. The corresponding liability amounted to $25,826 and $(26,252) at January 31, 2017 and 2016, respectively.

12. RELATED PARTIES AND TRANSACTIONS

The Company paid approximately $236,000 in FY16 to a printing company owned in part, at that time, by managers of the Company. On October 28, 2015 those managers of the Company resigned from the board of directors of the printing company, so that those are now independent parties.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017 and 2016

13. THE COMPANY’S EXIT FROM BRAZIL

On March 9, 2015, Lakeland Brazil, S.A. changed its legal form to a Limitada and changed its name to Lake Brasil Industria E Comercio de Roupas E Equipamentos de Protecao Individual LTDA (“Lakeland Brazil”).

Transfer of Shares Agreement

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

The risk of exposure to the Company continues to diminish as the Transferee continues to operate Lakeland Brazil, as the risk of a finding of fraudulent bankruptcy lessens and pre-sale liabilities are paid off. Should the Transferee operate Lakeland Brazil for a period of two years, the Company believes the risk of a finding of fraudulent bankruptcy is eliminated. The Company believes that the loan transaction with its former Brazilian subsidiary resulting in a substantial reduction of the VAT tax liability, as described below in this Note, significantly reduced such potential liability. In addition, as discussed below in this Note, the potential labor claims liability has substantially diminished. The Shares Transfer Agreement, which is governed by United States law, contains customary representations, warranties and covenants of the parties for a transaction of this type. The Company and Transferee have agreed to indemnify each other from and against certain liabilities, subject to certain exceptions. Under the Shares Transfer Agreement, the Company will be subject to certain non-solicitation provisions for a period of two years following the Closing Date.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017 and 2016

The following tables summarize the results of the Brazil business included in the statements of operations for the fiscal year ended January 31, 2016. The Company did not recognize any income (loss) from discontinued operations during the fiscal year ended January 31, 2017.

2016 (in 000’s)
Net sales from discontinuing operations	$869
Gross profit from discontinuing operations	164
Operating expenses from discontinuing operations	763
Operating loss from discontinuing operations	(599)
Interest expense from discontinuing operations	256
Other expense from discontinuing operations	2,683
Loss from operation of discontinuing operations (includes a $0.1 million tax benefit from Q1)	(3,538)
Non-cash reclassification of Other Comprehensive Income to Statement of Operations (no impact on stockholders’ equity)	(1,286)
Loss from disposal of discontinued operations	(515)
Loss before taxes for discontinued operations	(5,339)
Income tax benefit from discontinued operations	(1,403)
Net loss from discontinued operations	$(3,936)

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

Pursuant to the Amendment, the former officers agreed to fully and finally settle the Outstanding Amount owed by the Company for an aggregate lump sum payment of USD $3.41 million, resulting in a gain of USD $224,000 after allowing for imputed interest on the original Settlement Agreement. Within five days of receipt of such payment, the former officers provided to Lakeland Brazil the documents needed to have their lien securing payment of the Outstanding Amount removed on certain real estate owned by Lakeland Brazil and such lien was removed. The Amendment also contains a general release of claims by the former officers in favor of the Company and its past or present officers, directors, and other affiliates. The Company’s senior lender, AloStar Bank of Commerce, has consented to the transactions in the Amendment.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017 and 2016

Loan Agreement with Transferee of Brazil Operations

The Company had entered into a loan agreement (the “Loan Agreement”) on December 11, 2015 with Qualytextil for the amount of R$8,584,012 (approximately USD $2.29 million) for the purpose of providing funds necessary for Qualytextil to settle its largest outstanding VAT claim with the State of Bahia. The Company determined that a reserve against the collection of this loan in full was prudent and recorded this charge in the fiscal year ended January 31, 2016.

VAT Tax Issues in Brazil

Value Added Tax (“VAT”) in Brazil is charged at the state level. We commenced operations in Brazil in May 2008 through an acquisition of Qualytextil, S.A., which subsequently became Lake Brasil Indústria e Comércio de Roupas e Equipamentos de Proteção Individual Ltda. (referred to in this Form 10-K as “Lakeland Brazil”). An audit performed on the VAT for the 2007-2009 period was completed by the State of Bahia (state of domicile for the Lakeland operations in Brazil). In October 2010, the Company received four claims for 2007-2009 from the State of Bahia, the largest of which was for taxes of R$6.2 million (USD $2.3 million) and interest, penalties and fees of R$8.3 million (USD $3.1 million), for a total of R$14.6 million (USD $5.4 million).  This large VAT claim was settled in the fiscal year ended January 31, 2016 using funds from the loan described above. Of other claims, our attorney informed us that three claims totaling R$1.3 million (USD $0.5 million) excluding interest, penalties and fees of R$2.7 million (USD $0.9 million) were likely to be successfully defended based on state auditor misunderstanding.

Labor Claims in Brazil

The Company may continue to be exposed to certain liabilities arising in connection with lawsuits pending in the labor courts in Brazil in which plaintiffs were seeking, as at July 31, 2015, a total of nearly USD $8,000,000 in damages from the Company’s then Brazilian subsidiary (Lakeland Brazil). The Company believes many of these labor court claims are without merit and the amount of damages being sought is significantly higher than any damages which may have been incurred. Pursuant to the Shares Transfer Agreement, the Company is required to fully fund amounts owed by Lakeland Brazil in connection with the then existing labor claims and to pay amounts potentially owed for future labor claims up to an aggregate amount of $375,000 plus 60% of the excess of such amount until the earlier of (i) the date all labor claims against Lakeland Brazil deriving from events prior to the sale are settled, (ii) by our mutual agreement with Lakeland Brazil or (iii) on the two (2) year anniversary of closing of the sale. With respect to continuing claims, $167,000 is being sought, of which management estimates the aggregate liability will be less than that amount.

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017 and 2016

Employment Contracts

The Company has employment contracts expiring through fiscal year ending January 31, 2019, with four principal officers. Pursuant to such contracts, the Company is committed to aggregate annual base remuneration of $1,120,000, $544,750 and $268,750 for FY17, FY18 and FY19, respectively.

Leases

Total rental costs under all operating leases are summarized as follows:

Gross rental
Year ended January 31,
2017	$540,193
2016	$503,089

Minimum annual rental commitments for the remaining term of the Company’s noncancelable operating leases relating to manufacturing facilities, office space and equipment rentals at January 31, 2017, including lease renewals subsequent to year end, are summarized as follows:

Year ending January 31,

2018	$471,694
2019	338,020
2020	171,026
2021	107,286
2022	80,586
and thereafter	89,902
Total	$1,258,514

Labor contingencies in Brazil

Lakeland Brazil, the Company’s former subsidiary, is currently named in numerous labor proceedings in Brazilian courts and, due to certain liability assumption provisions specified in the Shares Transfer Agreement, the Company recorded a liability totaling $238,000 in the fiscal year ended January 31, 2016 to reflect this contingency. The accrual on the balance sheet at January 31, 2017 is $0.1 million and the Company believes these claims will be settled for less than this amount. Should the former subsidiary stay in operations for a period of two years from the Closing Date, the Company believes the risk will be eliminated. See Note 13 for a further description of the Shares Transfer Agreement.

General litigation contingencies

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of January 31, 2017, to the best of the Company’s knowledge, there were no outstanding claims or litigation, except for the labor contingencies in Brazil described above.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017 and 2016

15. SEGMENT REPORTING

Domestic and international sales from continuing operations are as follows in millions of dollars:

	Years Ended January 31,
	2017		2016
Domestic	$46.54	54.00%	$56.54	56.74%
International	$39.64	46.00%	$43.11	43.26%
Total	$86.18	100.00%	$99.65	100.00%

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

	Years Ended January 31,
	2017 (in millions of dollars)	2016 (in millions of dollars)
Net Sales from continuing operations:
USA	$50.46	$60.33
Other foreign	15.17	13.32
Europe (UK)	8.97	14.53
Mexico	3.27	3.65
China	40.64	50.32
Corporate	1.76	1.71
Less intersegment sales	(34.09)	(44.21)
Consolidated sales	$86.18	$99.65
External Sales from continuing operations:
USA	$46.54	$56.54
Other foreign	14.20	12.85
Europe (UK)	8.97	14.52
Mexico	1.66	1.61
China	14.81	14.13
Consolidated external sales	$86.18	$99.65
Intersegment Sales from continuing operations:
USA	$3.92	$3.79
Other foreign	0.97	0.47
Europe (UK)	—	0.01
Mexico	1.61	2.04
China	25.83	36.19
Corporate	1.76	1.71
Consolidated intersegment sales	$34.09	$44.21

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017 and 2016

	Year Ended January 31
	2017 (in millions of dollars)	2016 (in millions of dollars)
Operating Profit (Loss) from continuing operations:
USA	$8.09	$11.38
Other foreign	1.55	(0.12)
Europe (UK)	0.34	2.65
Mexico	(0.02)	0.04
China	4.09	4.69
Corporate	(7.35)	(6.65)
Less intersegment profit	0.15	(0.18)
Consolidated operating profit (loss)	$6.85	$11.81
Depreciation and Amortization Expense from continuing operations:
USA	$0.15	$0.15
Other foreign	0.15	0.06
Europe (UK)	—	0.02
Mexico	0.12	0.12
China	0.25	0.38
Corporate	0.57	0.43
Less intersegment	(0.05)	(0.17)
Consolidated depreciation and amortization expense	$1.19	$0.99
Interest Expense from continuing operations:
Other foreign	$0.10	$0.13
Europe (UK)	0.01	0.02
China	0.12	0.14
Corporate	0.39	0.50
Consolidated interest expense	$0.62	$0.79
Income Tax Expense (Benefit) from continuing operations:
USA (shown in Corporate)	—	—
Other foreign	$0.23	$0.21
Europe (UK)	0.14	0.49
Mexico	0.08	(0.21)
China	1.11	1.11
Corporate	0.80	1.56
Less intersegment	0.02	(0.04)
Consolidated income tax expense (benefit)	$2.38	$3.12

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017 and 2016

	Year Ended January 31
	2017	2016
	(in millions of dollars)	(in millions of dollars)

Total Assets: *
USA	$56.34	$48.18
Other foreign	18.16	17.55
Europe (UK)	3.61	5.05
Mexico	3.99	4.25
China	30.54	29.92
India	(1.36)	(1.35)
Corporate	26.00	37.18
Less intersegment	(52.73)	(52.52)
Consolidated assets	$84.55	$88.26
Total Assets Less Intersegment:*
USA	$30.94	$33.63
Other foreign	10.17	9.91
Europe (UK)	3.58	5.03
Mexico	4.07	4.23
China	18.44	17.63
India	0.43	0.44
Corporate	16.92	17.39
Consolidated assets	$84.55	$88.26
Property and Equipment (excluding assets held for sale at $0.9 million):
USA	$2.09	$2.20
Other foreign	1.55	1.57
Europe (UK)	0.03	0.06
Mexico	2.05	2.11
China	2.05	2.37
India	0.03	0.03
Corporate	0.75	1.00
Less intersegment	(0.02)	(0.07)
Consolidated long-lived assets	$8.53	$9.27
Capital Expenditures:
USA	$0.04	$0.06
Other foreign	0.01	0.08
Europe (UK)	—	—
Mexico	0.05	0.04
China	0.06	0.16
India	0.02	—
Corporate	0.23	0.50
Consolidated capital expenditure	$0.41	$0.84
Goodwill:
USA	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87

* Negative assets reflect intersegment amounts eliminated in consolidation

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017 and 2016

16. UNAUDITED QUARTERLY RESULTS OF OPERATIONS (In thousands, except for per share amounts):

	1/31/2017	10/31/2016	7/31/2016	4/30/2016
Net sales from continuing operations	$20,302	$23,243	$22,269	$20,369
Gross profit from continuing operations	$7,752	$8,519	$8,590	$6,776
Earnings (loss) from continuing operations	$1,989	$2,248	$2,631	$(21)
Net income from continuing operations	$946	$1,513	$1,431	$3
Basic net earnings per share – continuing operations	$0.13	$0.21	$0.20	$0.00
Diluted net earnings per share – continuing operations	$0.13	$0.21	$0.20	$0.00

	1/31/2016	10/31/2015	7/31/2015	4/30/2015
Net sales from continuing operations	$20,473	$24,888	$29,465	$24,819
Gross profit from continuing operations	$6,010	$9,248	$11,795	$9,279
Earnings (loss) from continuing operations	$(300)	$3,192	$5,700	$3,220
Net income (loss) from continuing operations	$(78)	$2,120	$3,588	$2,160
Basic net earnings (loss) per share – continuing operations	$(0.01)	$0.29	$0.50	$0.31
Diluted net earnings (loss) per share – continuing operations	$(0.01)	$0.29	$0.50	$0.30

17. SUBSEQUENT EVENT

On March 24, 2017, the Company filed a shelf registration statement on Form S-3 which was declared effective by the SEC on April 11, 2017. The shelf registration statement permits the Company to sell, from time to time, up to an aggregate of $30.0 million of various securities, including shares of common stock, shares of preferred stock, debt securities, warrants to purchase common stock, preferred stock, debt securities, and/or units, rights to purchase common stock, preferred stock, debt securities, warrants and/or units, units of two or more of the foregoing, or any combination of such securities, not to exceed one-third of the Company's public float in any 12-month period. To date, no securities have been issued pursuant to the registration statement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL   DISCLOSURE

United States

As reported in the Company’s Current Report on Form 8-K filed on July 19, 2016, we engaged Friedman LLP (“Friedman”) as our independent registered public accountants on July 14, 2016. On the same date, the Company dismissed Mazars USA LLP (formerly WeiserMazars LLP) (“Mazars USA”) as its independent registered public accountants, effective immediately. This change of independent registered public accountants was approved by our Audit Committee.

The audit reports of Mazars USA on the Company’s consolidated financial statements as of and for the fiscal years ended January 31, 2016 and 2015 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, however, the audit reports make reference to other auditors in both years. During the two most recent fiscal years ended January 31, 2016 and 2015, and during the subsequent interim period preceding such dismissal, there were no disagreements with Mazars USA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mazars USA, would have caused it to make reference to the subject matter of the disagreements in connection with its audit reports for such years. In addition, during that time there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided Mazars USA with a copy of the foregoing disclosures and has requested that Mazars USA furnish the Company with a letter addressed to the Securities and Exchange Commission (“SEC”) stating whether or not it agrees with the statements made herein, each as required by SEC rules, and, if not, stating the respects in which it does not agree. A copy of Mazars USA’s letter to the SEC is filed as Exhibit 16.1 to the Current Report on Form 8-K filed on July 19, 2016.

Also on July 14, 2016, the Company dismissed Shanghai Mazars Certified Public Accountants (“Shanghai Mazars”), the independent registered public accounting firm for the Company’s China subsidiaries, Lakeland (Beijing) Safety Products Co., Ltd. (“Lakeland Beijing”) and Weifang Lakeland Safety Products Co Ltd. (“Weifang Lakeland”). The decision was approved by the Audit Committee of the Company’s Board of Directors.

The audit reports of Shanghai Mazars on each of Lakeland Beijing’s and Weifang Lakeland’s financial statements as of and for the fiscal years ended January 31, 2016 and 2015 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the two most recent fiscal years ended January 31, 2016 and 2015, and during the subsequent interim period preceding such dismissal, there were no disagreements with Shanghai Mazars on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Shanghai Mazars, would have caused it to make reference to the subject matter of the disagreements in connection with its audit reports on the financial statements for such years. In addition, during that time there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided Shanghai Mazars with a copy of the foregoing disclosures and has requested that Shanghai Mazars furnish the Company with a letter addressed to the SEC stating whether or not it agrees with the statements made herein, each as required by SEC rules, and, if not, stating the respects in which it does not agree. A copy of Shanghai Mazar’s letter to the SEC is filed as Exhibit 16.2 to this Current Report on Form 8-K.

(b) Engagement of New Independent Registered Public Accounting Firm

Effective as of July 14, 2016, the Audit Committee of the Company’s Board of Directors engaged Friedman LLP (“Friedman”) as the new independent registered public accountants of the Company and subsidiaries, including Lakeland Beijing and Weifang Lakeland.

During the two most recent fiscal years and through the interim period preceding the engagement of Friedman, neither the Company, nor anyone on its behalf, consulted with Friedman regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on any of the Company’s, Lakeland Beijing’s or Weifang Lakeland’s financial statements, in connection with which either a written report or oral advice was provided to the Company that Friedman concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of January 31, 2017. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2017.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2017. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon an evaluation performed, our management concluded that as of January 31, 2017 our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes that occurred during Lakeland's fourth quarter of fiscal 2017 which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2017, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2017. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information required in response to this Item is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2017.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in July 2017.

Equity Compensation Plans

The following sets forth information relating to Lakeland’s equity compensation plans as of January 31, 2017:

2012 and 2015 Equity Plan:	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price per share of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders
Restricted stock grants - employees	67,619	$10.19	730
Matching award program	—	—	—
Bonus in stock program - employees	—	—	—
Retainer in stock program - directors	32,372	$10.17	—
Total Restricted Stock Plans	99,991	$10.18	730
Equity compensation plans not approved by security holders
Nonemployee Directors’ Option Plan(2)	—	—	—
Total	99,991		730

(1)	At maximum levels
(2)	A description of this now expired plan is contained in Note 7.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	(1) Financial Statements - Covered by Report of Independent Registered Public Accounting Firm

(A)	Consolidated Statements of Operations for the years ended January 31, 2017 and 2016

(B)	Consolidated Statements of Comprehensive Income for the years ended January 31, 2017 and 2016

(C)	Consolidated Balance Sheets at January 31, 2017 and 2016

(D)	Consolidated Statements of Stockholders’ Equity for the years ended January 31, 2017 and 2016

(E)	Consolidated Statements of Cash Flows for the years ended January 31, 2017 and 2016

(F)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule –All schedules are omitted because they are not applicable, not required or the required information is included in a consolidated financial statement or notes hereto.

(3)	Exhibits – See (b) below

b.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended (incorporated by reference to Exhibit 3.2 of Lakeland Industries, Inc.’s Form 10-Q filed December 7, 2011).

3.2	Amended and Restated Bylaws of Lakeland Industries Inc., (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 8-K filed December 14, 2016).

4.1	2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc. Registration Statement on Form S-8 filed September 13, 2012).

4.2	2015 Stock Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc. Registration Statement on Form S-8 filed July 24, 2015).

4.3	Form of Registration Rights Agreement, dated October 24, 2014, by and among Lakeland Industries, Inc. and the several purchasers signatory thereto (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc.’s Form 8-K filed October 24, 2014).

10.1	Employment Agreement, dated April 16, 2010, between Lakeland Industries, Inc. and Christopher J. Ryan (incorporated by reference to Exhibit 10.5 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2010, filed April 16, 2010).

10.2	Lakeland Industries, Inc. Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed June 29, 2012).

10.3	Lease Agreement, dated April 4, 2011, between Wallingfen Park Limited, as lessor, and Lakeland Industries, Inc., as lessee (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 10-Q for fiscal quarter ended April 30, 2015).

10.4	Agreement for the Purchase of Debts, dated January 29, 2013 between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed February 25, 2013).

10.5	Fixed Charge on Non-vesting Debts and Floating Charge, dated January 29, 2013 between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.2 to Lakeland Industries, Inc. Form 8-K filed February 25, 2013).

Exhibit No.	Description

10.6	Standard Terms & Conditions for the debt provided by between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.3 to Lakeland Industries, Inc. Form 8-K filed February 25, 2013).

10.7	Loan and Security Agreement, dated June 28, 2013, by and among Lakeland Industries, Inc. and Lakeland Protective Wear Inc., as borrowers, and Alostar Bank of Commerce (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed July 1, 2013).

10.8	Amended and Restated Revolver Note, dated June 28, 2013, issued by Lakeland Industries, Inc. and Lakeland Protective Wear Inc., as borrowers, to Alostar Bank of Commerce (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed July 1, 2013).

10.9	Loan and Security Agreement, dated June 28, 2013, by and among Lakeland Industries, Inc. and Lakeland Protective Wear Inc., as borrowers, and LKL Investments, LLC (incorporated by reference to Exhibit 10.3 of Lakeland Industries, Inc.’s Form 8-K filed July 1, 2013).

10.10	Letter of Offer, effective as of September 27, 2013, between Lakeland Protective Real Estate Inc. and Business Development Bank of Canada (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed October 1, 2013).

10.11	General Security Agreement, effective as of September 27, 2013, between Lakeland Protective Real Estate Inc. and Business Development Bank of Canada (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed October 1, 2013).

10.12	Employment Agreement, dated March 1, 2014, between Lakeland Industries, Inc. and Stephen M. Bachelder (incorporated by reference to Exhibit 10.27 of Lakeland Industries, Inc. Form 10-K filed April 28, 2014).

10.13	Securities Purchase Agreement, dated October 24, 2014, by and among Lakeland Industries, Inc. and the several purchasers signatory thereto (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed October 24, 2014).

10.14	Warrant to Purchase Common Stock, dated as of October 29, 2014, issued by Lakeland Industries, Inc. to Craig-Hallum Capital Partners LLC (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed October 30, 2014).

10.15	Amendment to Agreement for Purchase of Debts, dated effectively as of December 3, 2014 between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed December 8, 2014).

10.16	Letter Agreement, dated December 5, 2014, between Lakeland Industries, Inc. and HSBC Invoice Finance (UK) Ltd. (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed December 8, 2014).

10.17	First Amendment, dated as of March 31, 2015, to Loan and Security Agreement, dated as of June 28, 2013, by and among Lakeland Industries, Inc. and Lakeland Protective Wear Inc., as borrowers, and Alostar Bank of Commerce (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed April 2, 2015).

10.18	Lease Agreement, dated May 15, 2015, between J & L Property Investors, LLC, as Landlord and Lakeland Industries, Inc., as tenant (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc. Form 10-Q for fiscal quarter ended April 30, 2015).

10.19	Lease Agreement, dated February 10, 2016, between Safety Pro, LLC, as lessor and Lakeland Industries, Inc. as lessee (incorporated by reference to Exhibit 10.55 of Lakeland Industries, Inc. Form 10-K filed April 21, 2016).

Exhibit No.	Description

10.22	Shares Transfer Agreement, dated as of June 19, 2015, by and among Lakeland Industries, Inc., Brasil Industria E Comercio de Roupas E Equipamentos de Protecao Individual Ltda, Zap Comércio de Brindes Corporativos Ltda and Jack Nemer (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed June 25, 2015).

10.23	On July 8, 2015, the stockholders of Lakeland Industries, Inc. approved the Lakeland Industries, Inc. 2015 Stock Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc. Form 8-K filed July 8, 2015).

10.24	Employment Agreement, dated August 26, 2015, between Lakeland Industries, Inc. and Charles D. Roberson (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc. Form 8-K filed August 31, 2015).

10.25	Employment Agreement, dated November 10, 2015, between Lakeland Industries, Inc. and Teri W. Hunt (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed November 12, 2015).

10.26*	Employment Agreement dated, April 22, 2017, between Lakeland Industries, Inc. and Daniel Edwards.

10.27	Third Amendment, dated as of December 11, 2015, to Loan and Security Agreement, dated as of June 28, 2013, by and among Lakeland Industries, Inc. and Lakeland Protective Wear Inc., as borrowers, and Alostar Bank of Commerce (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc. Form 8-K filed December 17, 2015).

10.28	Amendment to Agreement for Purchase of Debts, dated effectively as of December 31, 2015 between Lakeland Industries Europe Ltd. and HSBC Invoice Finance (UK) Limited (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed December 8, 2014).

14.1	Lakeland Industries, Inc. Code of Ethics, as amended on June 19, 2015 (incorporated by reference to Exhibit 14.1 of Lakeland Industries, Inc. Form 10-K filed April 21, 2016).

21	Subsidiaries of Lakeland Industries, Inc. (wholly owned) and jurisdictions of incorporation:

	Lakeland Protective Wear, Inc.	Ontario
	Lakeland Protective Real Estate	Ontario
	Laidlaw, Adams & Peck, Inc. and Subsidiary	Delaware
(Weifang Meiyang Protective Products Co., Ltd.)
	Weifang Lakeland Safety Products Co., Ltd.	An Qiu City, Shandong
	Industrias Lakeland S.A. de C.V.	Zacatecas, Mexico
	Lakeland Gloves and Safety Apparel Private Ltd.	New Delhi, India
	Lakeland Industries Europe Ltd.	Cardiff, UK
	Weifang Meiyang Protective Products Co., Ltd	An Qiu City, Shandong
	Lakeland (Beijing) Safety Products, Co., Ltd.	Beijing & Shanghai China
	Lakeland Chile, LLC	Santiago, Chile
	Lakeland Argentina, SRL	Buenos Aires, Argentina
	Art Prom, LLC	Ust-Kamenogorsk, Kazakhstan
	RussIndProtection, Ltd.	Moscow, Russia
	Lakeland (Hong Kong) Trading Co., Ltd.	Hong Kong
	Indian & Pan Pacific Sales Limited	Hong Kong

Exhibit No.	Description

23.1*	Consent of Mazars USA LLP (formerly WeiserMazars LLP), Independent Registered Public Accounting Firm

23.2*	Consent of Mazars Auditores Independentes, Independent Registered Public Accounting Firm

23.3*	Consent of Shanghai Mazars Certified Public Accountants, Independent Registered Public Accounting Firm

23.4*	Consent of Shanghai Mazars Certified Public Accountants, Independent Registered Public Accounting Firm

31.1*	Certification of Christopher J. Ryan, Chief Executive Officer, President and Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Teri W. Hunt, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Christopher J. Ryan, Chief Executive Officer, President and Secretary, pursuant to Section 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Teri W. Hunt, Chief Financial Officer, pursuant to Section 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculations Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document
101.PRE*	XBRL Taxonomy Extension Presentations Document

*	Filed herewith

_________________SIGNATURES_________________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    April 26, 2017

LAKELAND INDUSTRIES, INC.

By:	/ s / Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ A. John Kreft	Chairman of the Board	April 26, 2017
A. John Kreft

/s/ Christopher J. Ryan	Chief Executive Officer, President,	April 26, 2017
Christopher J. Ryan	Secretary and Director
(Principal Executive Officer)

/s/ Teri W. Hunt	Chief Financial Officer	April 26, 2017
Teri W. Hunt	(Principal Financial and Accounting Officer)

/s/ Stephen M. Bachelder	Director	April 26, 2017
Stephen M. Bachelder

/s/ Thomas McAteer	Director	April 26, 2017
Thomas McAteer

/s/ James Jenkins	Director	April 26, 2017
James Jenkins

