Form 10-Q
period 2017-04-30
LAKELAND INDUSTRIES INC
filed 2017-06-14
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12-b-2 of the Exchange Act. Check one.

Large accelerated filer ☐

Accelerated filer ☐

Nonaccelerated filer ☐(Do not check if a smaller reporting company)

Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 12, 2017
Common Stock, $0.01 par value per share	7,264,420 shares

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

The forward-looking statements in this Form 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	our ability to obtain additional funds, if necessary;
•	we are subject to risk as a result of our international manufacturing operations;
•	our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates;
•	we deal in countries where corruption is an obstacle;
•	we have experienced material weaknesses in internal controls in the past and although we believe such weaknesses have been remediated, there can be no assurance that such weaknesses will not occur in the future;
•	there is no assurance that our disposition of our Brazilian subsidiary will be entirely successful in that we may continue to be exposed to certain liabilities in connection with the operations of such company. In addition, while the Company’s tax advisors believe that the worthless stock deduction taken by the Company in connection therewith is valid, there can be no assurance that the IRS will not challenge it and, if challenged, that the Company will prevail.
•	rapid technological change could negatively affect sales of our products, inventory levels and our performance;
•	we must estimate customer demand because we do not have long-term commitments from many of our customers, and errors in our estimates could negatively impact our inventory levels and net sales;
•	our operations are substantially dependent upon key personnel;
•	we rely on a limited number of suppliers and manufacturers for specific fabrics, and we may not be able to obtain substitute suppliers and manufacturers on terms that are as favorable, or at all, if our supplies are interrupted;
•	our inability to protect our intellectual property;
•	our effective tax rate could change as a result of tax reform and the result could be a significant one-time noncash charge to tax expense in order to adjust our deferred tax asset;
•	we face competition from other companies, a number of which have substantially greater resources than we do;
•	some of our sales are to foreign buyers, which exposes us to additional risks;
•	a significant reduction in government funding for preparations for terrorist incidents could adversely affect our net sales;
•	we may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims;

•	our directors and executive officers have the ability to exert significant influence on us and on matters subject to a vote of our stockholders;
•	our failure to realize anticipated benefits from acquisitions, divestitures or restructurings, or the possibility that such acquisitions, divestitures or restructurings could adversely affect us;
•	our ability to make payments on our indebtedness and comply with the restrictive covenants therein;
•	covenants in our credit facilities may restrict our financial and operating flexibility;
•	the other factors referenced in this Form 10-Q, including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2017 Form 10-K.

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	April 30,
	($000’s except for share information)
	2017	2016
Net sales	$22,961	$20,369
Cost of goods sold	14,403	13,593
Gross profit	8,558	6,776
Operating expenses	6,085	6,607
Operating profit	2,473	169
Other income, net	2	8
Interest expense	76	198
Income (loss) before taxes	2,399	(21)
Income tax expense (benefit)	688	(24)
Net income	$1,711	$3
Net income per common share:
Basic	$0.24	$0.00
Diluted	$0.23	$0.00
Weighted average common shares outstanding:
Basic	7,263,774	7,254,162
Diluted	7,353,660	7,324,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

6

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	April 30,
	($000’s)
	2017	2016

Net income	$1,711	$3
Other comprehensive income (loss):
Cash flow hedges	—	26
Foreign currency translation adjustments	(90)	442
Other comprehensive income (loss)	(90)	468
Comprehensive income	$1,621	$471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30,	January 31,
	2017	2017
	($000’s)
ASSETS
Current assets
Cash and cash equivalents	$11,848	$10,365
Accounts receivable, net of allowance for doubtful accounts of $340 and $417 at April 30, 2017 and January 31, 2017, respectively	12,689	10,704
Inventories, net of allowance of $2,528 and $2,305 at April 30, 2017 and January 31, 2017, respectively	32,088	35,535
Prepaid VAT tax	1,202	1,361
Other current assets	2,156	2,121
Total current assets	59,983	60,086
Property and equipment, net	8,432	8,527
Assets held for sale	901	901
Deferred income tax	13,210	13,515
Prepaid VAT and other taxes	484	478
Other assets	91	176
Goodwill	871	871
Total assets	$83,972	$84,554
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,263	$4,928
Accrued compensation and benefits	1,101	1,311
Other accrued expenses	1,276	1,018
Current maturity of long-term debt	50	50
Short-term borrowings	9	153
Borrowings under revolving credit facility	2,363	4,865
Total current liabilities	10,062	12,325
Long-term portion of debt	678	716
VAT taxes payable	6	6
Total liabilities	10,746	13,047
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $.01 par; authorized 10,000,000 shares,
Issued 7,620,861 and 7,620,215; outstanding 7,264,420 and 7,263,774 at April 30, 2017 and January 31, 2017, respectively	76	76
Treasury stock, at cost; 356,441 shares at April 30, 2017 and January 31, 2017	(3,352)	(3,352)
Additional paid-in capital	64,862	64,764
Retained earnings	14,112	12,401
Accumulated other comprehensive loss	(2,472)	(2,382)
Total stockholders' equity	73,226	71,507
Total liabilities and stockholders' equity	$83,972	$84,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended April 30,
	2017	2016
	($ 000’s)
Cash flows from operating activities:
Net income	$1,711	$3
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (recovery of) inventory obsolescence	223	(219)
Recovery of doubtful accounts	(78)	(53)
Deferred income taxes	305	(240)
Depreciation and amortization	186	287
Stock based and restricted stock compensation	99	130
Loss on disposal of property and equipment	—	31
(Increase) decrease in operating assets
Accounts receivable	(1,891)	50
Inventories	3,233	2,425
Prepaid VAT taxes	159	(34)
Other current assets	50	(1,169)
Increase (decrease) in operating liabilities
Accounts payable	241	3,010
Accrued expenses and other liabilities	69	(727)
Net cash used by the sale of Brazil	(38)	(31)
Net cash provided by operating activities	4,269	3,463
Cash flows from investing activities:
Purchases of property and equipment	(141)	(30)
Cash flows from financing activities:
Net repayments under revolving credit facility	(2,502)	(177)
Loan repayments, long-term	(6)	(6)
Loan repayments, short-term	(18)	(1,329)
Loan borrowings, short-term	—	1,300
UK borrowings (repayments) under line of credit facility, net	(125)	20
Shares returned to pay employee taxes under restricted stock program	(1)	(1)
Net cash used in financing activities	(2,652)	(193)
Effect of exchange rate changes on cash and cash equivalents	7	69
Net increase in cash and cash equivalents	1,483	3,309
Cash and cash equivalents at beginning of period	10,365	7,022
Cash and cash equivalents at end of period	$11,848	$10,331

Supplemental disclosure of cash flow information:
Cash paid for interest	$76	$198
Cash paid for taxes	$384	$132

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

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the unaudited condensed consolidated financial information required herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended January 31, 2017.

The Company’s unaudited condensed consolidated financial statements have been prepared using the accrual method of accounting in accordance with US GAAP.

The results of operations for the three month period ended April 30, 2017 are not necessarily indicative of the results to be expected for the full year.

In this Form 10-Q, (a) “FY” means fiscal year; thus, for example, FY18 refers to the fiscal year ending January 31, 2018, (b) “Q” refers to quarter; thus, for example, Q1 FY18 refers to the first quarter of the fiscal year ending January 31, 2018, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet and (d) “Statement of Operations" refers to the unaudited condensed consolidated statement of operations.

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

Inventories, net

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Provision is made for slow-moving, obsolete or unusable inventory.

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is evaluated for impairment at least annually; however, this evaluation may be performed more frequently when events or changes in circumstances indicate the carrying amount may not be recoverable. Factors that the Company considers important that could identify a potential impairment include: significant changes in the overall business strategy and significant negative industry or economic trends. The Company measures any potential impairment on a projected discounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results. As of April 30, 2017 and January 31, 2017, no impairment was recorded.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The Company measures any potential impairment on a projected undiscounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. As of April 30, 2017 and January 31, 2017, no impairment was recorded.

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

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold. If necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the unaudited condensed consolidated balance sheets.

Foreign Operations and Foreign Currency Translation

The Company maintains manufacturing operations in Mexico, Argentina, India, and the People’s Republic of China and can access independent contractors in Mexico, Argentina and China. It also maintains sales and distribution entities located in India, Canada, the U.K., Chile, China, Argentina, Russia, Kazakhstan and Mexico. The Company is vulnerable to currency risks in these countries. The functional currency for the United Kingdom subsidiary is the Euro; the trading company in China, the RMB; the Canadian Real Estate subsidiary, the Canadian dollar; and the Russian operation, the Russian Ruble and Kazakhstan Tenge. All other operations have the US dollar as its functional currency.

Pursuant to US GAAP, assets and liabilities of the Company’s foreign operations with functional currencies, other than the US dollar, are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Foreign currency forward and hedge contracts are recorded in the unaudited condensed consolidated balance sheets at their fair value as of the balance sheet dates based on current market rates as further discussed in Note 10.

The financial instruments of the Company classified as current assets or liabilities, including cash and cash equivalents, accounts receivable, short-term borrowings, borrowings under the revolving credit facility, accounts payable and accrued expenses, are recorded at carrying value, which approximates fair value based on the short-term nature of these instruments.

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

Reclassifications

Certain reclassifications have been made to the prior period’s unaudited condensed consolidated financial statements to conform to the current period presentation.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

New Accounting Pronouncements Recently Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This update requires an entity that determines the cost of inventory by methods other than last-in, first-out and the retail inventory method to measure inventory at the lower of cost and net realizable value. The Company adopted this guidance in the first quarter of FY18 using a prospective application. The adoption of this guidance did not have a material impact to the unaudited condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The Company adopted this guidance in the first quarter of FY18, which did not have a material impact to the unaudited condensed consolidated financial statements and related disclosures. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement will be applied prospectively. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the awards are exercised or settled. The Company does not expect the impact to be material to the consolidated results of operations; however, such determination is subject to change based on facts and circumstances at the time when awards vest or settle. The Company accounts for forfeitures of share-based awards when they occur. The Company will apply the amendments related to the presentation of excess tax benefits on the consolidated statement of cash flows using a retrospective transition method, and as a result, excess tax benefits related to share-based awards which had been previously classified as cash flows from financing activities will be reclassified as cash flows from operating activities.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in US GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for the Company’s fiscal year beginning February 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. The Company plans to adopt Topic 606 in the first quarter of its fiscal 2019 using the retrospective transition method, and is currently evaluating the impact of its pending adoption of Topic 606 will have on its consolidated financial statements.  While no significant impact is expected upon adoption of the new guidance, the Company will not be able to make that determination until the time of adoption based upon outstanding contracts at that time.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements but has not determined the effects that the adoption of the pronouncement may have on its unaudited condensed consolidated financial statements and related disclosures.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets” to clarify the scope of Subtopic 610-20 and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendment amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

4.	Inventories, net

Inventories, net consist of the following (in $000s):

	April 30, 2017	January 31, 2017

Raw materials	$12,825	$14,312
Work-in-process	1,000	1,233
Finished goods	18,263	19,990
	$32,088	$35,535

5.	Debt

Revolving Credit Facility

On June 28, 2013, as amended on March 31, 2015 and June 3, 2015, Lakeland Industries, Inc. and its wholly owned Canadian subsidiary, Lakeland Protective Wear Inc. (collectively the “Borrowers”), entered into a Loan and Security Agreement (the “Senior Loan Agreement”) with AloStar Business Credit, a division of AloStar Bank of Commerce (the “Senior Lender”). The Senior Loan Agreement provided the Borrowers with a $15 million revolving line of credit (the “Senior Credit Facility”), at a variable interest rate based on LIBOR, with a first priority lien on substantially all of the United States and Canada assets of the Company, except for its Mexican plant and the Canadian warehouse.  After these amendments the maturity date of the Senior Credit Facility was extended to June 28, 2017 and the minimum interest rate floor became 4.25% per annum. On May 10, 2017, the Senior Loan Agreement was terminated, and the existing balance due was repaid with the proceeds from a new loan agreement with SunTrust Bank. See Note 13.

Borrowings in UK

On December 31, 2014, the Company and Lakeland Industries Europe, Ltd, (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with Hongkong and Shanghai Banking Corporation (“HSBC”) to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million, based on exchange rates at time of closing) to £1,500,000 (approximately USD $2.3 million, based on exchange rates at time of closing), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million, based on exchange rates at time of closing) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. The balance under this loan outstanding at April 30, 2017 and January 31, 2017 was USD $0.0 million and USD $0.1 million, respectively. On December 31, 2016, Lakeland UK entered into an extension of the maturity date of its existing financing facility with HSBC Invoice Finance (UK) Ltd. to December 19, 2017. Other than the extension of the maturity date and a small reduction of the service charge from 0.9% to 0.85%, all other terms of the facility remain the same.

Canada Loans

In September 2013, the Company refinanced its loan with the Development Bank of Canada (“BDC”) for a principal amount of approximately $1.1 million in both Canadian dollars and USD (based on exchange rates at time of closing). Such loan is for a term of 240 months at an interest rate of 6.45% per annum with fixed monthly payments of USD $6,048 (CAD $8,169) including principal and interest. It is collateralized by a mortgage on the Company's warehouse in Brantford, Ontario. The amount outstanding at April 30, 2017 is CAD $993,997 which is included as USD $678,000 in long term borrowings on the accompanying unaudited condensed consolidated balance sheet, net of current maturities of USD $50,000. The amount outstanding at January 31, 2017 was USD $691,000 (CAD $1.0 million) in long term borrowings, net of current maturities of USD $50,000.

Argentina Loan

In April 2015, Lakeland Argentina S.R.L. (“Lakeland Argentina”), the Company’s Argentina subsidiary was granted a $300,000 line of credit denominated in Argentine pesos, pursuant to a standby letter of credit granted by the parent company. The line of credit was paid in full during the course of normal operations and prior to April 30, 2017, except for $9,250 noted below.

On July 1, 2016, Lakeland Argentina and Banco de la Nación Argentina (“BNA”) entered into an agreement for Lakeland Argentina to obtain a loan in the amount of ARS 569,000 (approximately USD $38,000, based on exchange rates at time of closing); such loan is for a term of one year at an interest rate of 27.06% per annum. The amount outstanding at April 30, 2017 is ARS 142,250 (approximately USD $9,250) which is included as short-term borrowings on the unaudited condensed consolidated balance sheet.

Below is a table to summarize all of the debt amounts pursuant to the various banking arrangements described above (in 000’s):

	Short-Term		Long-term		Current Maturity of Long-term		Revolving Credit Facility
	4/30/2017	1/31/2017	4/30/2017	1/31/2017	4/30/2017	1/31/2017	4/30/2017	1/31/2017
Argentina	$9	$27	$—	$—	$—	$—	$—	$—
Canada	—	—	678	716	50	50	—	—
UK	—	126	—	—	—	—	—	—
USA	—	—	—	—	—	—	2,363	4,865
TOTALS	$9	$153	$678	$716	$50	$50	$2,363	$4,865

Five-year Debt Payout Schedule

This schedule reflects the liabilities as of April 30, 2017, and does not reflect any subsequent event (in 000’s):

	Total	1 Year or less	2 Years	3 Years	4 Years	5 Years	After 5 Years
Revolving credit facility	$2,363	$2,363	$—	$—	$—	$—	$—
Borrowings in Canada	728	50	29	31	33	35	550
Borrowings in UK	—	—	—	—	—	—	—
Borrowings in Argentina	9	9	—	—	—	—	—
Total	$3,100	$2,422	$29	$31	$33	$35	$550

6.	Concentration of Risk

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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC; Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, and JSC Bank Centercredit in Kazakhstan. The Company monitors its financial depositories by their credit rating which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There is approximately $0.8 and 1.4 million total included in the U.S. bank accounts and approximately $11.0 and $9.0 million total in foreign bank accounts as of April 30, 2017 and January 31, 2017, respectively.

Major Customer

No customer accounted for more than 10% of net sales during the three month periods ended April 30, 2017 and 2016.

Major Supplier

No supplier accounted for more than 10% of net purchases during the three month periods ended April 30, 2017 and 2016.

7.	Employee Stock Compensation and Stock Repurchase Program

The 2012 and 2015 Plans

At the Annual Meeting of Stockholders held on July 8, 2015, the Company’s stockholders approved the Lakeland Industries, Inc. 2015 Stock Plan (the “2015 Plan”). The executive officers and all other employees and directors of the Company and its subsidiaries are eligible to participate in the 2015 Plan. The 2015 Plan is currently administered by the compensation committee of the Company’s Board of Directors (“Committee”), except that with respect to all non-employee director awards, the Committee shall be deemed to include the full Board. The 2015 Plan authorizes the issuance of awards of restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. The 2015 Plan also permits the grant of awards that qualify for “performance-based compensation” within the meaning of Section 162(m) of the U.S. Internal Revenue Code. The aggregate number of shares of the Company’s common stock that may be issued under the 2015 Plan may not exceed 100,000 shares. Awards covering no more than 20,000 shares of common stock may be awarded to any plan participant in any one calendar year. Under the 2015 Plan, as of April 30, 2017, the Company granted awards for up to an aggregate of 99,270 restricted shares assuming maximum award levels are achieved.

The 2015 Plan, which terminates in July 2017, is the successor to the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). The Company’s 2012 Plan authorized the issuance of up to a maximum of 310,000 shares of the Company’s common stock to employees and directors of the Company and its subsidiaries in the form of restricted stock, restricted stock units, performance shares, performance units and other share-based awards. Under the 2012 Plan, as of April 30, 2017, the Company issued 293,887 fully vested shares of common stock; there are no outstanding shares to vest according to the terms of the 2012 Plan.

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

As of April 30, 2017, the Company had no unrecognized stock-based compensation expense related to share-based stock awards pursuant to the 2012 Plan and had $338,958 of unrecognized stock-based compensation expense pursuant to the 2015 Plan, before income taxes, based on the maximum performance award level. Such unrecognized stock-based compensation expense related to restricted stock awards totaled $63,329 for the 2015 Plan at the baseline performance level. The cost of these non-vested awards is expected to be recognized over a weighted-average period of two years for the 2015 Plan.

The Company recognized total stock-based compensation costs of $98,848 and $130,443 for the three months ended April 30, 2017 and 2016, respectively, of which $206 and $3,795 result from the 2012 Plan, and $98,642 and $126,648 result from the 2015 Plan. These amounts are reflected in operating expenses. The total income tax benefit recognized for stock-based compensation arrangements was $35,585 and $46,960 for the three months ended April 30, 2017 and 2016, respectively.

Shares issued under 2015 and 2012 Stock Plans	Outstanding Unvested Grants at Maximum at Beginning of FY18	Granted during FY18 through April 30, 2017	Becoming Vested during FY18 through April 30, 2017	Forfeited during FY18 through April 30, 2017	Outstanding Unvested Grants at Maximum at End of April 30, 2017

Restricted stock grants – employees	67,619	—	—	—	67,619
Retainer in stock - directors	32,372	—	721	—	31,651
Total restricted stock	99,991	—	721	—	99,270

Weighted average grant date fair value	$10.18	—	$9.22	—	$10.19

Other Compensation Plans/Programs

The Company previously awarded stock-based options to non-employee directors under its Non-employee Directors’ Option Plan (the “Directors’ Plan”) which expired on December 31, 2012. All stock option awards granted under the Directors’ Plan were fully vested at April 30, 2017. During the three months ended April 30, 2017 there have been no forfeitures or exercises, and there were no options outstanding.

Pursuant to the Company’s restrictive stock program, all directors are eligible to elect to receive any director fees in shares of restricted stock in lieu of cash. Such restricted shares are subject to a two-year vesting period. The valuation is based on the stock price at the grant date and is amortized to expense over the two-year period, which approximates the performance period. Since the director is giving up cash for unvested shares, the amount of shares awarded is 133% of the cash amount based on the grant date stock price. The unrecognized stock-based compensation expense related to these restricted stock awards totaled $35,313 as of April 30, 2017. The cost of these non-vested awards is expected to be recognized over a weighted-average period of two years.

Stock Repurchase Program

On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. The Company has not repurchased any stock under this program as of the date of this filing.

Warrants

In October 2014, the Company issued a five-year warrant that is immediately exercisable to purchase up to 55,500 shares of the Company’s common stock at an exercise price of $11.00 per share. As of April 30, 2017 and January 31, 2017, the warrant to purchase up to 55,500 shares remains outstanding.

8.	Income Taxes

Income Tax Audits

The Company is subject to US federal income tax, as well as income tax in multiple US state and local jurisdictions and a number of foreign jurisdictions. Returns for the year since FY2014 are still open based on statutes of limitation only.

Chinese tax authorities have performed limited reviews on all Chinese subsidiaries as of tax years 2008 through 2015 with no significant issues noted and we believe our tax positions are reasonably stated as of April 30, 2017. Weifang Meiyang Products Co., Ltd. (“Meiyang”), one of our Chinese operations, was changed to a trading company from a manufacturing company in Q1 FY16 and all direct workers and equipment were transferred from Meiyang to Weifang Lakeland Safety Products Co., Ltd., (“WF”), another of our Chinese operation thereby reducing our tax exposure.

Lakeland Protective Wear, Inc., our Canadian subsidiary, is subject to Canadian federal income tax, as well as income tax in the Province of Ontario. Income tax return for the 2013 fiscal year and subsequent years are still within the normal reassessment period and open to examination by tax authorities.

In connection with the exit from Brazil (see Note 11), the Company claimed a worthless stock deduction which generated a tax benefit of approximately USD $9.5 million, net of a USD $2.2 million valuation allowance. While the Company and its tax advisors believe that this deduction is valid, there can be no assurance that the IRS will not challenge it and, if challenged, there is no assurance that the Company will prevail.

Except in Canada, and as set forth in the next paragraph, it is our practice and intention to reinvest the earnings of our non-US subsidiaries in their operations. As of April 30, 2017, the Company had not made a provision for US or additional foreign withholding taxes on approximately $25.4 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration ($24.7 million at January 31, 2017). Generally, such amounts become subject to US taxation upon remittance of dividends and under certain other circumstances. If these earnings were repatriated to the US, the deferred tax liability associated with these temporary differences would be approximately $3.4 million at April 30, 2017.

The Company’s Board of Directors has instituted a plan subject to declaration and approval each year to elect to pay annual dividends to the Company from a portion of Weifang’s future profits, a portion of Meiyang’s future profits and a portion of the UK’s future profits which started in FY15 and from a portion of Beijing’s future profits starting in FY18. All other retained earnings are expected to be reinvested indefinitely.

Change in Valuation Allowance

We record net deferred tax assets to the extent we believe these assets will more likely than not to be realized. The valuation allowance was $2.2 million at April 30, 2017 and January 31, 2017.

Income Tax Expense

Income tax expenses consist of federal, state and foreign income taxes. The statutory rate is the US rate. Reconciling items to the effective rate are foreign dividend income, Argentina income, and other permanent tax differences.

9.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share at April 30, 2017 and 2016, as follows:

	Three Months Ended
	April 30, (in $000s except share information)
	2017	2016
Numerator:
Net income	$1,711	$3

Denominator:
Denominator for basic earnings per share (weighted-average shares which reflect 356,441 shares in the treasury)	7,263,774	7,254,162
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	89,886	70,421
Denominator for diluted earnings per share (adjusted weighted average shares)	7,353,660	7,324,583
Basic earnings per share	$0.24	$0.00

Diluted earnings per share	$0.23	$0.00

10.	Derivative Instruments and Foreign Currency Exposure

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

From time to time, we enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contract derivatives, not designated as hedging instruments, are generally settled quarterly. Gains and losses on those forward contracts are included in current earnings. There were no outstanding forward contracts at April 30, 2017 or January 31, 2017.

We may also enter into cash flow hedge contracts with financial institutions to manage our currency exposure on future cash payments denominated in foreign currencies. The effective portion of gain or loss on cash flow hedge is reported as a component of accumulated other comprehensive loss. The notional amount of these contracts was $2.9 million and $1.5 million at April 30, 2017 and January 31, 2017, respectively. The corresponding unrealized income or loss is recorded in the unaudited condensed consolidated statements of comprehensive income. The corresponding asset (liability) amounted to approximately $15,879 and $(25,826) at April 30, 2017 and January 31, 2017, respectively.

11. Contingencies

Litigation:

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of April 30, 2017, to the best of the Company’s knowledge, there were no outstanding claims or litigation.

The Company’s exit from Brazil:

Transfer of Shares Agreement

On July 31, 2015 (the “Closing Date”), Lakeland and Lake Brasil Industria E Comercio de Roupas E Equipamentos de Protecao Individual LTDA (“Lakeland Brazil”), completed a conditional closing of a Shares Transfer Agreement (the “Shares Transfer Agreement”) with Zap Comércio de Brindes Corporativos Ltda (“Transferee”), a company owned by an existing Lakeland Brazil manager, entered into on June 19, 2015. Pursuant to the Shares Transfer Agreement, the Transferee has acquired all of the shares of Lakeland Brazil owned by the Company.

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

VAT Tax Issues in Brazil

Value Added Tax (“VAT”) in Brazil is charged at the state level. Lakeland Brazil has three pending VAT claims totaling R$1.3 million (USD $0.5 million) excluding interest, penalties and fees of R$2.7 million (USD $0.9 million), which our attorney informed us were likely to be successfully defended based on state auditor misunderstanding. Any liabilities hereunder are the responsibility of Lakeland Brazil which, as described above, is no longer owned by the Company.

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

12.	Segment Reporting

Domestic and international sales from continuing operations are as follows in millions of dollars:

	Three Months Ended April 30,
	2017		2016

Domestic	$12.70	55.31%	$12.19	59.86%
International	10.26	44.69%	8.18	40.14%
Total	$22.96	100.00%	$20.37	100.00%

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

	Three Months Ended April 30, (in millions of dollars)
	2017	2016
Net Sales:
USA	$13.40	$12.78
Other foreign	4.05	3.19
Europe (UK)	2.13	2.39
Mexico	0.92	0.76
China	10.52	8.41
Corporate	0.42	0.47
Less intersegment sales	(8.48)	(7.63)
Consolidated sales	$22.96	$20.37
External Sales:
USA	$12.70	$12.19
Other foreign	3.70	2.87
Europe (UK)	2.09	2.39
Mexico	0.57	0.37
China	3.90	2.55
Consolidated external sales	$22.96	$20.37
Intersegment Sales:
USA	$0.70	$0.59
Other foreign	0.35	0.32
Europe (UK)	0.04	—
Mexico	0.35	0.39
China	6.62	5.86
Corporate	0.42	0.47
Consolidated intersegment sales	$8.48	$7.63

	Three Months Ended April 30, (in millions of dollars)
	2017	2016
Operating Profit (Loss):
USA	$2.26	$1.57
Other foreign	0.43	0.30
Europe (UK)	0.07	0.10
Mexico	0.03	(0.01)
China	0.97	0.47
Corporate	(1.38)	(2.33)
Less intersegment profit (loss)	0.09	0.07
Consolidated operating profit	$2.47	$0.17
Depreciation and Amortization Expense:
USA	$0.03	$0.04
Other foreign	0.04	0.02
Europe (UK)	—	—
Mexico	0.03	0.03
China	0.06	0.09
Corporate	0.04	0.15
Less intersegment	(0.01)	(0.04)
Consolidated depreciation & amortization expense	$0.19	$0.29
Interest Expense:
USA (shown in Corporate)	$—	$—
Other foreign	0.02	0.04
Europe (UK)	—	—
Mexico	—	—
China	—	0.04
Corporate	0.06	0.12
Less intersegment	—	—
Consolidated interest expense	$0.08	$0.20
Income Tax Expense (Benefits):
USA (shown in Corporate)	$—	$—
Other foreign	0.05	0.03
Europe (UK)	0.01	0.01
Mexico	—	—
China	0.29	0.09
Corporate	0.32	(0.17)
Less intersegment	0.02	0.02
Consolidated income tax expense	$0.69	$(0.02)
Capital Expenditures:
USA	$—	$—
Other foreign	—	—
Europe (UK)	—	—
Mexico	0.01	—
China	0.02	0.02
India	—	0.01
Corporate	0.11	—
Consolidated capital expenditures	$0.14	$0.03

	April 30, 2017 (in millions of dollars)	January 31, 2017 (in millions of dollars)
Total Assets:*
USA	$58.16	$56.34
Other foreign	19.08	18.16
Europe (UK)	4.13	3.61
Mexico	4.03	3.99
China	32.22	30.54
India	(1.35)	(1.36)
Corporate	20.78	26.00
Less intersegment	(53.08)	(52.73)
Consolidated assets	$83.97	$84.55
Total Assets Less Intersegment:*
USA	$27.78	$30.94
Other foreign	11.22	10.17
Europe (UK)	4.13	3.58
Mexico	4.07	4.07
China	20.30	18.44
India	0.50	0.43
Corporate	15.97	16.92
Consolidated assets	$83.97	$84.55
Property and Equipment:
USA	$2.06	$2.09
Other foreign	1.46	1.55
Europe (UK)	0.03	0.03
Mexico	2.02	2.05
China	2.02	2.05
India	0.02	0.03
Corporate	0.83	0.75
Less intersegment	(0.01)	(0.02)
Consolidated property and equipment	$8.43	$8.53
Goodwill:
USA	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87

*Negative assets reflect intersegment amounts eliminated in consolidation

13.	Subsequent Events

On May 10, 2017, the Company entered into a Loan Agreement (the “Loan Agreement”) with SunTrust Bank (“Lender”). The Loan Agreement provides the Company with a secured (i) $20 million revolving credit facility, which includes a $5 million letter of credit sub-facility, and (ii) $1,575,000 term loan with Lender. The Company may request from time to time an increase in the revolving credit loan commitment of up to $10 million (for a total commitment of up to $30 million). Borrowing pursuant to the revolving credit facility is subject to a borrowing base amount calculated as (a) 85% of eligible accounts receivable, as defined, plus (b) an inventory formula amount, as defined, minus (c) an amount equal to the greater of (i) $1,500,000 or (ii) 7.5% of the then current revolver commitment amount, minus (d) certain reserves as determined by the Loan Agreement. The credit facility matures on May 10, 2020 (subject to earlier termination upon the occurrence of certain events of default as set forth in the Loan Agreement). At the closing, the Company’s existing financing facility with AloStar Bank of Commerce was fully repaid and terminated using proceeds of the revolver in the amount of approximately $3.0 million (see Note 5). Proceeds will also be used to finance working capital and other general corporate needs.

Borrowings under the term loan and the revolving credit facility bear interest at an interest rate determined by reference whether the loan is a base rate loan or Eurodollar loan, with the rate election made by the Company at the time of the borrowing or at any time the Company elects pursuant to the terms of the Loan Agreement. The term loan is payable in equal monthly principal installments of $13,125 each, beginning on June 1, 2017, and on the first day of each succeeding month, with a final payment of the remaining principal and interest on May 10, 2020 (subject to earlier termination as provided in the Loan Agreement). For that portion of the term loan that consists of Eurodollar loans, the term loan shall bear interest at the LIBOR Market Index Rate (“LIBOR”) plus 2.0% per annum, and for that portion of the term loan that consists of base rate loans, the term loan shall bear interest at the base rate then in effect plus 1.0% per annum. All principal and unpaid accrued interest under the revolver credit facility shall be due and payable on the maturity date of the revolver. For that portion of the revolver loan that consists of Eurodollar loans, the revolver shall bear interest at LIBOR plus a margin rate of 1.75% per annum for the first six months and thereafter between 1.5% and 2.0%, depending on the Company’s “availability calculation” (as defined in the Loan Agreement) and, for that portion of the revolver that consists of base rate loans, the revolver shall bear interest at the base rate then in effect plus a margin rate of 0.75% per annum for the first six months and thereafter between 0.50% and 1.0%, depending on the availability calculation. As of the closing, the Company elected all borrowings under the Loan Agreement to accrue interest at LIBOR which, as of that date, was 0.99500%. As such, the initial rate of interest for the revolver is 2.745% per annum and the initial rate of interest for the term loan is 2.995% per annum. The Loan Agreement provides for payment of an unused line fee of between .25% and .50%, depending on the amount by which the revolving credit loan commitment exceeds the amount of the revolving credit loans outstanding (including letters of credit), which shall be payable monthly in arrears on the average daily unused portion of the revolver.

The Company agreed to maintain a minimum “fixed charge coverage ratio” (as defined in the Loan Agreement) as of the end of each fiscal quarter, commencing with the fiscal quarter ending July 31, 2017, of not less than 1.10 to 1.00 during the applicable fiscal quarter, and agreed to certain negative covenants that are customary for credit arrangements of this type, including restrictions on the Company’s ability to enter into mergers, acquisitions or other business combination transactions, conduct its business, grant liens, make certain investments, incur additional indebtedness, and make stock repurchases.

In connection with the Loan Agreement, the Company entered into a security agreement, dated May 10, 2017, with the Lender pursuant to which the Company granted to Lender a first priority perfected security interest in substantially all real and personal property of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. See “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of Part I, Item 1.

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

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. Our net sales attributable to customers outside the United States were $10.3 million and $8.2 million for the three months ended April 30, 2017 and 2016, respectively.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of our unaudited condensed consolidated financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and disclosure of contingent assets and liabilities. We base our estimates on the past experience and on various other assumptions that we believe to be reasonable under the circumstances, and we periodically evaluate these estimates.

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

Inventories, net

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Provision is made for slow-moving, obsolete or unusable inventory.

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is evaluated for impairment at least annually; however, this evaluation may be performed more frequently when events or changes in circumstances indicate the carrying amount may not be recoverable. Factors that the Company considers important that could identify a potential impairment include: significant changes in the overall business strategy and significant negative industry or economic trends. The Company measures any potential impairment on a projected discounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results. As of April 30, 2017 and January 31, 2017, no impairment was recorded.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The Company measures any potential impairment on a projected undiscounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. As of April 30, 2017 and January 31, 2017, no impairment was recorded.

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

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold. If necessary, the Company recognized interest and penalties associated with tax matters as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the unaudited condensed consolidated balance sheets.

Foreign Operations and Foreign Currency Translation

The Company maintains manufacturing operations in Mexico, Argentina, India, and the People’s Republic of China and can access independent contractors in Mexico, Argentina and China. It also maintains sales and distribution entities located in India, Canada, the U.K., Chile, China, Argentina, Russia, Kazakhstan and Mexico. The Company is vulnerable to currency risks in these countries. The functional currency for the United Kingdom subsidiary is the Euro; the trading company in China, the RMB; the Canadian Real Estate subsidiary, the Canadian dollar; and the Russian operation, the Russian Ruble and Kazakhstan Tenge. All other operations have the US dollar as its functional currency.

Pursuant to US GAAP, assets and liabilities of the Company’s foreign operations with functional currencies, other than the US dollar, are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Foreign currency forward and hedge contracts are recorded in the unaudited condensed consolidated balance sheets at their fair value as of the balance sheet dates based on current market rates as further discussed in the unaudited condensed consolidated financial statements.

The financial instruments of the Company classified as current assets or liabilities, including cash and cash equivalents, accounts receivable, short-term borrowings, borrowings under the revolving credit facility, accounts payable and accrued expenses, are recorded at carrying value, which approximates fair value based on the short-term nature of these instruments.

The Company believes that the fair values of its long-term debt approximates its carrying value based on the effective interest rate compared to the current market rate available to the Company.

Recent Accounting Pronouncements

See Note 3 in the unaudited condensed consolidated financial statements for management’s periodic review of new accounting standards that were issued.

Significant Balance Sheet Fluctuation April 30, 2017, As Compared to January 31, 2017

Balance Sheet Accounts. Cash increased by $1.5 million in the quarter ended April 30, 2017, inventory levels were reduced by $3.4 million and accounts receivable increased by $2.0 million as the Company continues to focus on improvements in planning and actively managing inventory levels as sales volume improved. The Company experienced a decrease in borrowings under the revolving credit facility of $2.5 million and a slight increase in payables of $0.3 million in the quarter.

Three Months ended April 30, 2017, As Compared to the Three Months Ended April 30, 2016

Net Sales. Net sales increased to $23.0 million for the three months ended April 30, 2017 compared to $20.4 million for the three months ended April 30, 2016, an increase of 12.7%. Sales in the USA increased $0.6 million or 4.3% due primarily to increased sales to strategic fire distributors and increased sales in the fire retardant (“FR)” woven coveralls market. USA sales of disposables, chemicals, and reflective were level at $7.1 million, $1.4 million and $1.7 million respectively, wovens and fire protection sales combined increased $0.7 million or 38.6% mostly due to focused penetration with strategic fire distributors who support and market our fire gear and increased sales of FR cotton coveralls into the pipeline industry where activity is increasing, while glove sales decreased $0.1 million or 13.3%. Sales in China and to the Asia Pacific Rim increased $2.1 million or 25.1% as industrial activity improved and several larger customers began replacing depleted inventories and as intercompany demand increased. Canada sales remained level at $1.8 million as that country continues to experience an oil and gas turnaround requiring protective wear. UK sales decreased by $0.3 million or 10.7% mostly due to uncertainty in the economy as a result of Brexit, continuing currency challenges and a strategic decision to exit two private label businesses in Europe. Russia and Kazakhstan sales combined increased $0.1 million or 16.5%, and Latin America sales increased $0.7 million or 84.4% due to resolution of supply chain issues and an overall increase in industrial activity, respectively.

Gross Profit. Gross profit increased $1.8 million, or 26.3%, to $8.6 million for the three months ended April 30, 2017, from $6.8 million for the three months ended April 30, 2016. Gross profit as a percentage of net sales increased to 37.3% for the three-month period ended April 30, 2017, from 33.3% for the three months ended April 30, 2016. Major factors driving gross margins were:

•	Disposables gross margins increased 2.1 percentage points as the Company continues to contain cost and maximize production efficiency.
•	Chemical gross margin increased by 4.1 percentage points primarily due to a reduction in force in the USA to move production to our more cost effective facilities in Mexico and China during Q1FY17 which resulted in severance payments in that quarter.
•	Fire protection gross margin increased 12.2 percentage points due to a reduction in force in the USA to move production to our more cost effective facility in Mexico in Q1FY17 and better margins associated with fire distributors in the industrial market.
•	Wovens gross margins increased 14.0 percentage points as the Company increased sales of higher margin FR products into the pipeline industry.
•	Reflective gross margins decreased 1.5 percentage points as a result of product mix.

•	UK gross margins decreased 3.6 percentage points as a result of weak sales volume, uncertainty in the marketplace resulting from Brexit, and product mix.
•	Chile’s gross margin remained level at 49% and Argentina’s gross margin increased 43.4 percentage points primarily as compared to a negative gross margin in the same quarter last year which resulted from a disposal of inventory associated with a significant curtailment in Argentina’s manufacturing capacity in the first half of FY17.
•	Canada’s gross margins decreased 2.0 percentage points as a result of product mix and currency challenges.

Operating expenses. Operating expense decreased 7.9% from $6.6 million for the three months ended April 30, 2016 to $6.1 million for the three months ended April 30, 2017. Operating expense as a percentage of net sales was 26.5% for the three months ended April 30, 2017 down from 32.4% for the three months ended April 30, 2016. The main factors for the decrease in operating expenses are a $0.2 million decrease in payroll administration and a $0.2 million decrease in officer salaries resulting from the reversal of payroll accruals and the reduction of one officer due to retirement and one vice president due to resignation, offset by a $0.1 million increase to commissions for higher volume and various small increases to multiple accounts.

Operating Profit. Operating profit increased to a profit of $2.5 million for the three months ended April 30, 2017, from $0.2 million for the three months ended April 30, 2016, mainly as a result of stronger sales volume and reduced operating expenses as compared to the quarter ended April 30, 2016. Operating margins were 10.8% for the three months ended April 30, 2017, compared to 0.8% for the three months ended April 30, 2016.

Interest Expense. Interest expense decreased to $0.1 million for the three months ended April 30, 2017 from $0.2 million for the three months ended April 30, 2016 as the Company reduced borrowings for the three months ended April 30, 2017, primarily as a result of greater profitability and a reduction in inventory levels.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $0.69 million for the three months ended April 30, 2017, as compared to an income tax benefit of $0.02 million for the three months ended April 30, 2016. The increase in tax expense was a result of higher operating income during the three months ended April 30, 2017.

Net Income.  Net income increased to $1.7 million for the three months ended April 30, 2017 from a nominal $3,000 for the three months ended April 30, 2016. The results for three months ended April 30, 2017 are primarily due to higher sales volume than in the prior fiscal year as well as continuing cost containment efforts.

Liquidity and Capital Resources

As of April 30, 2017, we had cash and cash equivalents of approximately $11.8 million and working capital of $49.9 million. Cash and cash equivalents increased $1.5 million and working capital increased $2.1 million from January 31, 2017 as the Company minimized capital expenditures and managed inventory levels. International cash management is affected by local requirements and movements of cash across borders can be slowed down significantly. We believe that based upon our current cash position and projected future revenue, we will have sufficient cash to fund our operations for the next twelve months.

Of the Company’s total cash and cash equivalents of $11.8 million as of April 30, 2017, cash held in the UK of $0.1 million, cash held in India of $0.1 million and cash held in Canada of $0.7 million would not be subject to additional tax as foreign income related thereto has already been subject to US tax. Cash in all other foreign countries of $10.1 million would incur US tax less any foreign tax credits if the cash was repatriated. In the event that the Company repatriated cash from China, of the $9.5 million balance at April 30, 2017 there would be an additional 10% withholding tax incurred in that country. The Company has strategically employed a dividend plan subject to declaration and certain approvals in which its Canadian subsidiary sends dividends to the US in the amount of 100% of the previous year’s earnings, the UK subsidiary sends dividends to the US in the amount of 50% of the previous year’s earnings, and the Weifang China subsidiary sends dividends to the US in declared amounts of the previous year’s earnings. Dividends were not declared for our China subsidiary in the first quarter of FY18 or for the year ended FY17 as management evaluates the possible impact of regulatory changes in the US tax code.

Net cash provided by operating activities of $4.3 million for the three months ended April 30, 2017 was primarily due to net income of $1.7 million and a decrease in inventories of $3.2 million offset by an increase in accounts receivable of $1.9 million. Net cash used in financing activities of $2.7 million was the result of an increase in repayments under our revolving credit facility of $2.3 million and an increase in repayments of short term and other long term borrowings of $0.2 million.

As of April 30, 2017, the Company had one senior credit facility with AloStar Bank of Commerce (“AloStar”): $15 million revolving credit facility which commenced on June 28, 2013, of which we had $2.4 million of borrowings outstanding as of April 30, 2017, at a current per annum rate of 4.25%. Maximum availability in excess of amount outstanding at April 30, 2017 was $12.6 million. The AloStar credit facility required, and any future credit facilities may also require, that we comply with specified financial covenants. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders, including our primary lender and Development Bank of Canada, have a security interest in substantially all of our US and Canadian assets and pledges of 65% of the equity of the Company’s foreign subsidiaries, other than Canada which is 100%. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business.

On May 10, 2017, the Company entered into a Loan Agreement (the “Loan Agreement”) with SunTrust Bank (“SunTrust”). The Loan Agreement provides the Company with a secured (i) $20 million revolving credit facility, which includes a $5 million letter of credit sub-facility, and (ii) $1,575,000 term loan with SunTrust. The credit facility matures on May 10, 2020 (subject to earlier termination upon the occurrence of certain events of default as set forth in the Loan Agreement). At the closing, the Company’s existing financing facility with AloStar was fully repaid and terminated using proceeds of the SunTrust revolver in the amount of approximately $3.0 million. Borrowings under the SunTrust term loan and the revolving credit facility bear interest at an interest rate determined by reference whether the loan is a base rate loan or Eurodollar loan, with the rate election made by the Company at the time of the borrowing or at any time the Company elects pursuant to the terms of the Loan Agreement. The initial rate of interest for the revolver is 2.745% per annum and the initial rate of interest for the term loan is 2.995% per annum. The Company agreed to maintain a minimum “fixed charge coverage ratio” (as defined in the Loan Agreement) as of the end of each fiscal quarter, commencing with the fiscal quarter ending July 31, 2017, of not less than 1.10 to 1.00 during the applicable fiscal quarter, and agreed to certain negative covenants that are customary for credit arrangements of this type.

Stock Repurchase Program. On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. The Company has not repurchased any stock under this program as of the date of this filing.

Capital Expenditures. Our capital expenditures in Q1 FY18 of $0.14 million principally relate to additions to equipment in China and manufacturing equipment, computer system and leasehold improvements in the USA. We anticipate FY18 capital expenditures to be approximately $1.0 million as there is a new ERP project scheduled.

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

Interest Rate Risk

We are exposed to interest rate risk with respect to our credit facilities, which have variable interest rates based upon the London Interbank Offered Rate. At April 30, 2017, we had $2.4 million in borrowings outstanding under our credit facility. If the interest rate applicable to this variable rate debt rose 1% in the year ended January 31, 2018, our interest expense would have increased only 0.25% due to the floor of 4.25%. If the effective interest rate rose 0.25 percentage point over 4.25%, it would increase interest expense by an insignificant amount.

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

Risks Associated with Discontinued Foreign Operations.

During the fiscal year ended January 31, 2016 the Company formally executed its exit from Brazil, but we may continue to be exposed to certain liabilities arising in connection with the prior operations of Lakeland Brazil. These risks include but are not limited to pre-existing VAT claims in the amount of $0.5 million excluding interest, penalties and fees and outstanding labor claims totaling approximately $0.3 million as of and at the quarter ended April 30, 2017. The Company understands that under the laws of Brazil, a concept of fraudulent bankruptcy exists, which may hold a parent company liable for the liabilities of a former Brazilian subsidiary in the event some level of fraud or misconduct is shown during the period that the parent company owned the subsidiary. While the Company believes that there has been no such fraud or misconduct relating to operations of and their exit from Brazil, there can be no assurance that the courts of Brazil will not make such a finding. The risk of exposure to the Company continues to diminish as the former subsidiary continues to operate, as the risk of a finding of fraudulent bankruptcy lessens and pre-sale liabilities are paid off. Should the former subsidiary stay in operations for a period of two years, the Company believes the risk of a finding of fraudulent bankruptcy is eliminated.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of April 30, 2017. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes that occurred during Lakeland's first quarter of fiscal 2018 which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: June 14, 2017	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President and Secretary
(Principal Executive Officer and Authorized Signatory)

Date: June 14, 2017	/s/ Teri W. Hunt
Teri W. Hunt,
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)

