Form 10-Q
period 2017-10-31
LAKELAND INDUSTRIES INC
filed 2017-12-15
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 12, 2017
Common Stock, $0.01 par value per share	8,116,199 shares

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

The forward-looking statements in this Form 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	our ability to obtain additional funds, if necessary;
•	we are subject to substantial regulatory and legal risks as a result of our international manufacturing operations;
•	our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates;
•	most of our manufacturing operations and a material portion of our sales are in countries where corruption is an obstacle;
•	we have experienced material weaknesses in internal controls in the past and although we believe such weaknesses have been remediated, there can be no assurance that such weaknesses will not occur in the future;
•	there is no assurance that our disposition of our Brazilian subsidiary will be entirely successful in that we may continue to be exposed to certain liabilities in connection with the operations of such company. In addition, while our tax advisors believe that the worthless stock deduction taken by our company in connection therewith is valid, there can be no assurance that the IRS will not challenge it and, if challenged, that we will prevail.
•	rapid technological change could negatively affect sales of our products, inventory levels and our performance;
•	we must estimate customer demand because we do not have long-term commitments from many of our customers, and errors in our estimates could negatively impact our inventory levels and net sales;
•	our operations are substantially dependent upon key personnel;
•	we rely on a limited number of suppliers and manufacturers for specific fabrics, and we may not be able to obtain substitute suppliers and manufacturers on terms that are as favorable, or at all, if our supplies are interrupted;
•	our inability to protect our intellectual property;
•	our effective tax rate could change as a result of tax reform and the result could be a significant one-time noncash charge to tax expense in order to adjust our deferred tax asset;
•	we face competition from many other companies, a number of which have substantially greater resources than we do;
•	nearly half of our sales are to foreign buyers, which exposes us to additional risks;
•	a significant reduction in government funding for preparations for terrorist incidents could adversely affect our net sales;

•	we may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims;
•	our directors and executive officers have the ability to exert significant influence on us and on matters subject to a vote of our stockholders;
•	our failure to realize anticipated benefits from acquisitions, divestitures or restructurings, or the possibility that such acquisitions, divestitures or restructurings could adversely affect us;
•	our ability to make payments on our indebtedness and comply with the restrictive covenants therein;
•	covenants in our credit facilities may restrict our financial and operating flexibility;
•	the other factors referenced in this Form 10-Q, including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2017 Form 10-K.

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	($000’s except for share information)
	2017	2016	2017	2016
Net sales	$23,960	$23,243	$70,831	$65,881
Cost of goods sold	14,907	14,724	44,530	41,999
Gross profit	9,053	8,519	26,301	23,882
Operating expenses	6,388	6,271	18,981	18,886
Operating profit	2,665	2,248	7,320	4,996
Other income (loss), net	7	(2)	13	20
Interest expense	(35)	(150)	(147)	(522)
Income before taxes	2,637	2,096	7,186	4,494
Income tax expense	831	583	1,828	1,548
Net income	$1,806	$1,513	$5,358	$2,946
Net income per common share:
Basic	$0.23	$0.21	$0.72	$0.41
Diluted	$0.23	$0.21	$0.71	$0.40
Weighted average common shares outstanding:
Basic	7,894,582	7,258,697	7,477,202	7,255,966
Diluted	7,922,397	7,332,997	7,530,637	7,321,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	($000’s)		($000’s)
	2017	2016	2017	2016

Net income	$1,806	$1,513	$5,358	$2,946
Other comprehensive income (loss):
Cash flow hedges	122	—	(80)	23
Foreign currency translation adjustments	(40)	(193)	292	(102)
Other comprehensive income (loss)	82	(193)	212	(79)
Comprehensive income	$1,888	$1,320	$5,570	$2,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31,	January 31,
	2017	2017
	($000’s)
ASSETS
Current assets
Cash and cash equivalents	$21,493	$10,365
Accounts receivable, net of allowance for doubtful accounts of $375 and $417 at October 31, 2017 and January 31, 2017, respectively	13,032	10,704
Inventories, net of allowance of $2,439 and $2,305 at October 31, 2017 and January 31, 2017, respectively	38,453	35,535
Prepaid VAT tax	1,824	1,361
Other current assets	1,843	2,121
Total current assets	76,645	60,086
Property and equipment, net	8,624	8,527
Assets held for sale	901	901
Deferred income tax	12,764	13,515
Prepaid VAT and other taxes	319	478
Other assets	239	176
Goodwill	871	871
Total assets	$100,363	$84,554
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,547	$4,928
Accrued compensation and benefits	1,216	1,311
Other accrued expenses	1,244	1,024
Current maturity of long-term debt	158	50
Short-term borrowings	754	153
Borrowings under revolving credit facility	—	4,865
Total current liabilities	11,919	12,331
Long-term portion of debt	1,351	716
Total liabilities	13,270	13,047
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $.01 par; authorized 10,000,000 shares, Issued 8,472,640 and 7,620,215; outstanding 8,116,199 and 7,263,774 at October 31, 2017 and January 31, 2017, respectively	85	76
Treasury stock, at cost; 356,441 shares at October 31, 2017 and January 31, 2017	(3,352)	(3,352)
Additional paid-in capital	74,771	64,764
Retained earnings	17,759	12,401
Accumulated other comprehensive loss	(2,170)	(2,382)
Total stockholders' equity	87,093	71,507
Total liabilities and stockholders' equity	$100,363	$84,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended October 31,
	2017	2016
	($000’s)	($000’s)
Cash flows from operating activities:
Net income	$5,358	$2,946
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (recovery of) inventory obsolescence	134	(5)
Recovery of doubtful accounts	(42)	(41)
Deferred income taxes	750	153
Depreciation and amortization	582	963
Stock-based and restricted stock compensation	291	177
Loss on disposal of property and equipment	—	31
(Increase) decrease in operating assets
Accounts receivable	(2,121)	176
Inventories	(2,953)	4,283
Prepaid VAT taxes	(463)	(374)
Other current assets	366	(510)
Increase (decrease) in operating liabilities
Accounts payable	3,535	477
Accrued expenses and other liabilities	194	(145)
Net cash used by the sale of Brazil	(99)	80
Net cash provided by operating activities	5,532	8,211
Cash flows from investing activities:
Purchases of property and equipment	(619)	(116)
Cash flows from financing activities:
Net repayments under revolving credit facility	(4,865)	(3,687)
Loan repayments, short-term	(867)	(4,511)
Loan borrowings, short-term	102	1,329
Loan repayments, long-term	(66)	—
Loan borrowing, long-term	1,575	—
UK borrowings under line of credit facility, net	538	243
Proceeds from exercise of stock options	—	41
Shares returned to pay employee taxes under restricted stock program	(376)	(3)
Proceeds from public offering, net of issuance costs of approximately $1.0 million	10,113	—
Net cash provided by (used in) financing activities	6,154	(6,588)
Effect of exchange rate changes on cash and cash equivalents	61	(76)
Net increase in cash and cash equivalents	11,128	1,431
Cash and cash equivalents at beginning of period	10,365	7,022
Cash and cash equivalents at end of period	$21,493	$8,453

Supplemental disclosure of cash flow information:
Cash paid for interest	$147	$522
Cash paid for taxes	$928	$1,126

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

The results of operations for the three and nine month period ended October 31, 2017 are not necessarily indicative of the results to be expected for the full year.

In this Form 10-Q, (a) “FY” means fiscal year; thus, for example, FY18 refers to the fiscal year ending January 31, 2018, (b) “Q” refers to quarter; thus, for example, Q3 FY18 refers to the third quarter of the fiscal year ending January 31, 2018, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet and (d) “Statement of Operations" refers to the unaudited condensed consolidated statement of operations.

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

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is evaluated for impairment at least annually; however, this evaluation may be performed more frequently when events or changes in circumstances indicate the carrying amount may not be recoverable. Factors that the Company considers important that could identify a potential impairment include: significant changes in the overall business strategy and significant negative industry or economic trends. The Company measures any potential impairment on a projected discounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results. As of October 31, 2017 and January 31, 2017, no impairment was recorded.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The Company measures any potential impairment on a projected undiscounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. As of October 31, 2017 and January 31, 2017, no impairment was recorded.

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

Pursuant to US GAAP, assets and liabilities of the Company’s foreign operations with functional currencies, other than the US dollar, are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction losses included in net income for the three and nine months ended October 31, 2017 were approximately $119,000 and $586,000 and for the three and nine months ended October 31, 2016 were approximately $38,000 and $244,000, respectively.

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

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in US GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for the Company’s fiscal year beginning February 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. The Company plans to adopt Topic 606 in the first quarter of its fiscal 2019 using the retrospective transition method. The Company does not expect a significant impact on its consolidated financial statements upon the adoption of this guidance.

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

4.	Inventories, net

Inventories, net of allowance consist of the following (in $000s):

	October 31, 2017	January 31, 2017

Raw materials	$13,490	$14,312
Work-in-process	1,993	1,233
Finished goods	22,970	19,990
	$38,453	$35,535

5.	Debt

Revolving Credit Facility

On June 28, 2013, as amended on March 31, 2015 and June 3, 2015, Lakeland Industries, Inc. and its wholly owned Canadian subsidiary, Lakeland Protective Wear Inc. (collectively the “Borrowers”), entered into a Loan and Security Agreement (the “AloStar Loan Agreement”) with AloStar Business Credit, a division of AloStar Bank of Commerce (“AloStar”). The AloStar Loan Agreement provided the Borrowers with a $15 million revolving line of credit (the “AloStar Credit Facility”), at a variable interest rate based on LIBOR, with a first priority lien on substantially all of the United States and Canada assets of the Company, except for its Mexican plant and the Canadian warehouse.  After these amendments the maturity date of the AloStar Credit Facility was extended to June 28, 2017 and the minimum interest rate floor became 4.25% per annum. On May 10, 2017, the AloStar Loan Agreement was terminated, and the existing balance due was repaid with the proceeds from a new loan agreement with SunTrust Bank.

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

Borrowings under the term loan and the revolving credit facility bear interest at an interest rate determined by reference whether the loan is a base rate loan or Eurodollar loan, with the rate election made by the Company at the time of the borrowing or at any time the Company elects pursuant to the terms of the Loan Agreement. The term loan is payable in equal monthly principal installments of $13,125 each, beginning on June 1, 2017, and on the first day of each succeeding month, with a final payment of the remaining principal and interest on May 10, 2020 (subject to earlier termination as provided in the Loan Agreement). For that portion of the term loan that consists of Eurodollar loans, the term loan shall bear interest at the LIBOR Market Index Rate (“LIBOR”) plus 2.0% per annum, and for that portion of the term loan that consists of base rate loans, the term loan shall bear interest at the base rate then in effect plus 1.0% per annum. All principal and unpaid accrued interest under the revolver credit facility shall be due and payable on the maturity date of the revolver. For that portion of the revolver loan that consists of Eurodollar loans, the revolver shall bear interest at LIBOR plus a margin rate of 1.75% per annum for the first six months and thereafter between 1.5% and 2.0%, depending on the Company’s “availability calculation” (as defined in the Loan Agreement) and, for that portion of the revolver that consists of base rate loans, the revolver shall bear interest at the base rate then in effect plus a margin rate of 0.75% per annum for the first six months and thereafter between 0.50% and 1.0%, depending on the availability calculation. As of the closing, the Company elected all borrowings under the Loan Agreement to accrue interest at LIBOR which, as of that date, was 0.99500% (1.2317% as of October 31, 2017). As such, the initial rate of interest for the revolver is 2.745% per annum and the initial rate of interest for the term loan is 2.995% per annum. The Loan Agreement provides for payment of an unused line fee of between 0.25% and 0.50%, depending on the amount by which the revolving credit loan commitment exceeds the amount of the revolving credit loans outstanding (including letters of credit), which shall be payable monthly in arrears on the average daily unused portion of the revolver.

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

Borrowings in UK

On December 31, 2014, the Company and Lakeland Industries Europe, Ltd, (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with Hong Kong and Shanghai Banking Corporation (“HSBC”) to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million, based on exchange rates at time of closing) to £1,500,000 (approximately USD $2.3 million, based on exchange rates at time of closing), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million, based on exchange rates at time of closing) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. The balance under this loan outstanding at October 31, 2017 and January 31, 2017 was USD $0.7 million and USD $0.1 million, respectively. On December 31, 2016, Lakeland UK entered into an extension of the maturity date of its existing financing facility with HSBC Invoice Finance (UK) Ltd. to December 19, 2017, which was subsequently extended to March 31, 2018. Other than the extension of the maturity date and a small reduction of the service charge from 0.9% to 0.85%, all other terms of the facility remain the same.

Canada Loans

In September 2013, the Company refinanced its loan with the Development Bank of Canada (“BDC”) for a principal amount of approximately $1.1 million in both Canadian dollars and USD (based on exchange rates at time of closing). Such loan is for a term of 240 months at an interest rate of 6.45% per annum with fixed monthly payments of USD $6,048 (CAD $8,169) including principal and interest. It is collateralized by a mortgage on the Company's warehouse in Brantford, Ontario. This loan was paid in full on September 26, 2017. The amount outstanding at January 31, 2017 was USD $716,000 (CAD $1.0 million) in long term borrowings, net of current maturities of USD $50,000.

Argentina Loan

In April 2015, Lakeland Argentina S.R.L. (“Lakeland Argentina”), the Company’s Argentina subsidiary was granted a $300,000 line of credit denominated in Argentine pesos, pursuant to a standby letter of credit granted by the parent company. The line of credit was paid in full during the course of normal operations and prior to October 31, 2017, except for approximately USD $60,000 noted below.

On July 1, 2016, Lakeland Argentina and Banco de la Nación Argentina (“BNA”) entered into an agreement for Lakeland Argentina to obtain a loan in the amount of ARS 569,000 (approximately USD $38,000, based on exchange rates at time of closing); such loan was for a term of one year at an interest rate of 27.06% per annum. This agreement was paid in full prior to October 31, 2017.

On May 19, 2017 Lakeland Argentina and Banco de la Nación Argentina (“BNA”) entered into an agreement for Lakeland Argentina to obtain a loan in the amount of ARS 1.8 million (approximately USD $112,000, based on exchange rates at time of closing); such loan is for a term of one year at an interest rate of 20.0% per annum. The amount outstanding at October 31, 2017 was ARS 1.1 million (approximately USD $60,000 which is included as short-term borrowings on the unaudited condensed consolidated balance sheet.)

Below is a table to summarize all of the debt amounts pursuant to the various banking arrangements described above (in 000’s):

	Short-Term		Long-term		Current Maturity of Long-term		Revolving Credit Facility
	10/31/17	1/31/17	10/31/17	1/31/17	10/31/17	1/31/17	10/31/17	1/31/17
Argentina	$60	$27	$—	$—	$—	$—	$—	$—
Canada	—	—	—	716	—	50	—	—
UK	694	126	—	—	—	—	—	—
USA	—	—	1,351	—	158	—	—	4,865
TOTALS	$754	$153	$1,351	$716	$158	$50	$0	$4,865

Five-year Debt Payout Schedule

This schedule reflects the liabilities as of October 31, 2017, and does not reflect any subsequent event (in 000’s):

	Total	1 Year or less	2 Years	3 Years	4 Years	5 Years	After 5 Years
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Borrowing in USA	1,509	158	158	1,193	—	—	—
Borrowings in Canada	—	—	—	—	—	—	—
Borrowings in UK	694	694	—	—	—	—	—
Borrowings in Argentina	60	60	—	—	—	—	—
Total	$2,263	$912	$158	$1,193	$—	$—	$—

6.	Concentration of Risk

Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, and trade receivables. Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited. The Company does not require customers to post collateral.

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC; Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, and JSC Bank Centercredit in Kazakhstan. The Company monitors its financial depositories by their credit rating which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There is approximately $11.1 and $1.4 million total included in the U.S. bank accounts and approximately $10.4 and $9.0 million total in foreign bank accounts as of October 31, 2017 and January 31, 2017, respectively.

Major Customer

No customer accounted for more than 10% of net sales during the three and nine month periods ended October 31, 2017 and 2016.

Major Supplier

No supplier accounted for more than 10% of net purchases during the three and nine month periods ended October 31, 2017 and 2016.

7.	Stockholders’ Equity

The 2017, 2015 and 2012 Stock Plans

On June 21, 2017, the stockholders of the Company approved the Lakeland Industries, Inc. 2017 Equity Incentive Plan (the “2017 Plan”) at the Annual Meeting of Stockholders. The executive officers and all other employees and directors of the Company, including its subsidiaries are eligible to participate in the 2017 Plan. The 2017 Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”), except that with respect to all non-employee directors, the Committee shall be deemed to include the full Board. The 2017 Plan provides for the grant of equity-based compensation in the form of stock options, restricted stock, restricted stock units, performance shares, performance units, or stock appreciation rights.

The 2017 Plan also permits the grant of awards that qualify for “performance-based compensation” within the meaning of Section 162(m) of the U.S. Internal Revenue Code. The Committee has the authority to determine the type of award, as well as the amount, terms and conditions of each award, under the 2017 Plan, subject to the limitations and other provisions of the 2017 Plan. An aggregate of 360,000 shares of the Company’s common stock are authorized for issuance under the 2017 Plan, subject to adjustment as provided in the 2017 Plan for stock splits, dividends, distributions, recapitalizations and other similar transactions or events. If any shares subject to an award are forfeited, expire, lapse or otherwise terminate without issuance of such shares, such shares shall, to the extent of such forfeiture, expiration, lapse or termination, again be available for issuance under the 2017 Plan. The following table summarizes the unvested shares granted on September 12, 2017, which have been made under the 2017 Plan.

	Number of shares awarded total
	Minimum	Target	Maximum	Cap
Employees	21,145	31,718	42,291	50,748
Non-Employee Directors	7,246	10,870	14,493	17,391
Total	28,391	42,588	56,784	68,139

	Value at grant date (numbers below are rounded to the nearest $100)
	Minimum	Target	Maximum	Cap
Employees	$291,800	$437,700	$583,600	$700,300
Non-Employee Directors	100,000	150,000	200,000	240,000
Total	$391,800	$587,700	$783,600	$940,300

Of the total number of shares awarded at Maximum, there are an aggregate of 56,784 shares underlying restricted stock awards and in addition in the 2017 Plan there are 6,376 shares underlying awards of stock appreciation rights with a base price of $13.80 per share. These stock appreciation rights are classified as liability awards and are remeasured at fair value each reporting period until the award is settled. As of October 31, 2017 the Company has recorded a liability in the amount of $13,072 related to these stock appreciation rights..

The actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a full three fiscal year performance period commencing on February 1, 2017 and ending on January 31, 2020, based on the level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) achieved by the Company over this period. The EBITDA targets have been set for each of the Minimum, Target, Maximum and Cap levels, at higher amounts for each of the higher levels. The actual EBITDA amount achieved is determined by the Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence, which items may include, without limitation, the charges or costs associated with restructurings of the Company or any subsidiary, discontinued operations, and the cumulative effects of accounting changes.

Under the 2017 Plan, as described above, the Company awarded performance-based restricted stock and stock appreciation rights to eligible employees and directors. Such awards were at either Minimum, Target, Maximum or Cap levels, based on three year EBITDA targets. The Company recognizes expense related to performance-based restricted share awards over the requisite performance period using the straight-line attribution method based on the most probable outcome (minimum, target, maximum, cap or zero) at the end of the performance period and the price of the Company’s common stock price at the date of grant. The Company is recognizing expense related to awards under the 2017 Plan at maximum and these expenses were $62,106 for the nine months ended October 31, 2017.

The 2017 Plan is the successor to the Lakeland Industries, Inc. 2015 Stock Plan (the “2015 Plan”). The executive officers and all other employees and directors of the Company and its subsidiaries were eligible to participate in the 2015 Plan. The 2015 Plan authorized the issuance of awards of restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. The 2015 Plan also permitted the grant of awards that qualify for “performance-based compensation” within the meaning of Section 162(m) of the U.S. Internal Revenue Code. The aggregate number of shares of the Company’s common stock that was issuable under the 2015 Plan was 100,000 shares. Under the 2015 Plan, as of October 31, 2017, there were 67,000 shares vested; of which 43,029 shares were issued and 23,971 shares were returned to the Company to pay employee taxes.

The 2015 Plan, was the successor to the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). The Company’s 2012 Plan authorized the issuance of up to a maximum of 310,000 shares of the Company’s common stock to employees and directors of the Company and its subsidiaries in the form of restricted stock, restricted stock units, performance shares, performance units and other share-based awards. Under the 2012 Plan, as of October 31, 2017, the Company issued 293,887 fully vested shares of common stock; there are no outstanding shares to vest according to the terms of the 2012 Plan.

Under the 2012 Plan and the 2015 Plan, the Company generally awarded eligible employees and directors with either performance-based or time-based restricted shares. Performance-based restricted shares were awarded at either baseline (target), maximum or zero amounts. The number of restricted shares subject to any award was not tied to a formula or comparable company target ranges, but rather was determined at the discretion of the Committee at the end of the applicable performance period, which was two years under the 2015 Plan and had been three years under the 2012 Plan. The Company recognized expense related to performance-based restricted share awards over the requisite performance period using the straight-line attribution method based on the most probable outcome (baseline, maximum or zero) at the end of the performance period and the price of the Company’s common stock price at the date of grant.

As of October 31, 2017, unrecognized stock-based compensation expense totaled $0 pursuant to both the 2012 and 2015 Plans and $822,566 pursuant to the 2017 Plan based on the maximum performance award level. Such unrecognized stock-based compensation expense totaled $0 for both the 2012 and 2015 Plans and $411,283 for the 2017 Plan at the minimum performance award level. The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years for the 2017 Plan.

The Company recognized total stock-based compensation costs, which are reflected in operating expenses:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
2012 Plan	$—	$392	$206	$(9,756)
2015 Plan	—	98,642	197,284	186,712
2017 Plan	93,981	—	93,981	—
Total stock-based compensation	$93,981	$99,034	$291,471	$176,966
Total income tax benefit recognized for stock-based compensation arrangements	$33,833	$35,652	$104,929	$63,708

Shares issued under 2017, 2015 and 2012 Stock Plans	Outstanding Unvested Grants at Maximum at Beginning of FY18	Granted during FY18 through October 31, 2017	Becoming Vested during FY18 through October 31, 2017	Forfeited during FY18 through October 31, 2017	Outstanding Unvested Grants at Maximum at End of October 31, 2017
Restricted stock grants – employees	67,619	42,291	40,570	27,049	42,291
Restricted stock grants – non-employee directors	—	14,493	—	—	14,493
Retainer in stock – non-employee directors	32,372	2,674	27,151	—	7,895
Total restricted stock	99,991	59,458	67,721	27,049	64,679

Weighted average grant date fair value	$10.18	$13.89	$10.18	$10.19	$13.59

Other Compensation Plans/Programs

Pursuant to the Company’s restrictive stock program, all directors are eligible to elect to receive any director fees in shares of restricted stock in lieu of cash. Such restricted shares are subject to a two-year vesting period. The valuation is based on the stock price at the grant date and is amortized to expense over the two-year period, which approximates the performance period. Since the director is giving up cash for unvested shares, and is subject to a vesting requirement, the amount of shares awarded is 133% of the cash amount based on the grant date stock price. As of October 31, 2017, unrecognized stock-based compensation expense related to these restricted stock awards totaled $0 for the 2015 Plans and $10,519 for the 2017 Plan. The cost of these non-vested awards is expected to be recognized over a weighted-average period. In addition, as of October 31, 2017, the Company granted awards for up to an aggregate of 5,221 for the 2015 Plan and 2,674 for the 2017 Plan.

Stock Repurchase Program

On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. The Company has not repurchased any stock under this program as of the date of this filing.

Warrants

In October 2014, the Company issued a five-year warrant that is immediately exercisable to purchase up to 55,500 shares of the Company’s common stock at an exercise price of $11.00 per share. As of October 31, 2017 and January 31, 2017, the warrant to purchase up to 55,500 shares remains outstanding.

Public Offering

On August 17, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC, as underwriters (collectively, the “Underwriters”), to issue and sell 725,000 shares of common stock, par value $0.01 per share (“Common Stock”), of the Company at a public offering price of $13.80 per share (the “Offering Price”) in a firm commitment underwritten public offering. The underwriting discount was $0.966 per share sold in the Offering. The Offering with respect to the sale of the 725,000 shares of Common Stock closed on August 22, 2017. Pursuant to the Underwriting Agreement, the Underwriters had the option, exercisable for a period of 45-days after execution of the Underwriting Agreement, to purchase up to an additional 108,750 shares of the Common Stock at the Offering Price. In September 2017, the Underwriters exercised their option to purchase 83,750 shares of Common Stock. The net proceeds to the Company from the Offering, including the overallotment, were approximately $10.1 million, after deducting underwriting discounts and estimated offering expenses payable by the Company.

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

Chinese tax authorities have performed limited reviews on all Chinese subsidiaries as of tax years 2008 through 2015 with no significant issues noted and we believe our tax positions are reasonably stated as of October 31, 2017. Weifang Meiyang Products Co., Ltd. (“Meiyang”), one of our Chinese operations, was changed to a trading company from a manufacturing company in Q1 FY16 and all direct workers and equipment were transferred from Meiyang to Weifang Lakeland Safety Products Co., Ltd. (“WF”), another of our Chinese operation thereby reducing our tax exposure.

Lakeland Protective Wear, Inc., our Canadian subsidiary, is subject to Canadian federal income tax, as well as income tax in the Province of Ontario. Income tax return for the 2014 fiscal year and subsequent years are still within the normal reassessment period and open to examination by tax authorities.

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

Except and as set forth in the next paragraph, it is our practice and intention to reinvest the earnings of our non-US subsidiaries in their operations. As of October 31, 2017, the Company had not made a provision for US or additional foreign withholding taxes on approximately $26.4 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration ($24.7 million at January 31, 2017). Generally, such amounts become subject to US taxation upon remittance of dividends and under certain other circumstances. If these earnings were repatriated to the US, the deferred tax liability associated with these temporary differences would be approximately $3.5 million at October 31, 2017.

The Company’s Board of Directors has instituted a plan subject to declaration and approval each year to elect to pay annual dividends to the Company from a portion of Canada’s future profits, a portion of Weifang’s future profits, a portion of Meiyang’s future profits and a portion of the UK’s future profits which started in FY15 and from a portion of Beijing’s future profits possibly starting in FY19. All other retained earnings are expected to be reinvested indefinitely.

Change in Valuation Allowance

We record net deferred tax assets to the extent we believe these assets will more likely than not to be realized. The valuation allowance was $2.2 million at October 31, 2017 and January 31, 2017.

Income Tax Expense

Income tax expenses consist of federal, state and foreign income taxes. The statutory rate is the US rate. Reconciling items to the effective rate are foreign dividend income, foreign income subject to US tax, tax deductions for restricted stock vesting, company borrowing structures, and other permanent tax differences.

9.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share at October 31, 2017 and 2016, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	(in 000’s except for share information)
	2017	2016	2017	2016
Numerator:
Net income	$1,806	$1,513	$5,358	$2,946

Denominator:
Denominator for basic earnings per share (weighted-average shares which reflect 356,441 shares in the treasury)	7,894,582	7,258,697	7,477,202	7,255,966
Effect of dilutive securities from restricted stock plan, from dilutive effect of stock options and warrants	27,815	74,300	53,435	65,621
Denominator for diluted earnings per share (adjusted weighted average shares)	7,922,397	7,332,997	7,530,637	7,321,587
Basic earnings per share	$0.23	$0.21	$0.72	$0.41

Diluted earnings per share	$0.23	$0.21	$0.71	$0.40

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

From time to time, we enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contract derivatives, not designated as hedging instruments, are generally settled quarterly. Gains and losses on those forward contracts are included in current earnings. There were no outstanding forward contracts at October 31, 2017 or January 31, 2017.

We may also enter into cash flow hedge contracts with financial institutions to manage our currency exposure on future cash payments denominated in foreign currencies. The effective portion of gain or loss on cash flow hedge is reported as a component of accumulated other comprehensive loss. The notional amount of these contracts was $0.8 million and $1.5 million at October 31, 2017 and January 31, 2017, respectively. The corresponding unrealized income or loss is recorded in the unaudited condensed consolidated statements of comprehensive income. The corresponding asset (liability) amounted to $(53,818) and $25,826 at October 31, 2017 and January 31, 2017, respectively.

11.	Contingencies

Litigation:

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of October 31, 2017, to the best of the Company’s knowledge, there were no outstanding claims or litigation.

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

Labor Claims in Brazil

The Company may continue to be exposed to certain liabilities arising in connection with lawsuits pending in the labor courts in Brazil in which plaintiffs were seeking, as at July 31, 2015, a total of nearly USD $8,000,000 in damages from the Company’s then Brazilian subsidiary (Lakeland Brazil). The Company believes many of these labor court claims are without merit and the amount of damages being sought is significantly higher than any damages which may have been incurred. Pursuant to the Shares Transfer Agreement, the Company is required to fully fund amounts owed by Lakeland Brazil in connection with the then existing labor claims and to pay amounts potentially owed for future labor claims up to an aggregate amount of $375,000 plus 60% of the excess of such amount until the earlier of (i) the date all labor claims against Lakeland Brazil deriving from events prior to the sale are settled, (ii) by our mutual agreement with Lakeland Brazil or (iii) on the two (2) year anniversary of closing of the sale. Although the two-year period has expired, the Company continues to support Lakeland Brazil in defending the remaining claims. While the vast majority of these labor suits have been resolved, there are four which remain active. In one such case a former employee of our former Brazilian subsidiary filed a counterclaim in the action seeking approximately USD $700,000 that he purports to be owed to him by our former Brazilian subsidiary under a purported promissory note and alleges that we are liable for payment therefor. Management firmly believes the counterclaim is without merit, intends to vigorously defend our position, and does not anticipate a negative outcome resulting in significant expense to us.

12.	Segment Reporting

Domestic and international sales from continuing operations are as follows in millions of dollars:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2017		2016		2017		2016

Domestic	$12.85	53.64%	$11.26	48.45%	$38.18	53.91%	$35.24	53.49%
International	11.11	46.36%	11.98	51.55%	32.65	46.09%	30.64	46.51%
Total	$23.96	100.00%	$23.24	100.00%	$70.83	100.00%	$65.88	100.00%

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

	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, (in millions of dollars)
	2017	2016	2017	2016
Net Sales:
USA	$14.16	$12.75	$41.46	$38.09
Other foreign	4.94	5.34	13.66	12.25
Europe (UK)	2.24	1.90	6.46	6.95
Mexico	0.90	0.84	2.77	2.42
China	13.47	10.41	36.88	30.37
Corporate	0.45	0.27	0.98	1.44
Less intersegment sales	(12.20)	(8.27)	(31.38)	(25.64)
Consolidated sales	$23.96	$23.24	$70.83	$65.88
External Sales:
USA	$12.85	$11.26	$38.18	$35.24
Other foreign	4.39	5.09	12.47	11.49
Europe (UK)	2.24	1.90	6.42	6.95
Mexico	0.51	0.40	1.66	1.13
China	3.97	4.59	12.10	11.07
Consolidated external sales	$23.96	$23.24	$70.83	$65.88
Intersegment Sales:
USA	$1.31	$1.49	$3.28	$2.85
Other foreign	0.55	0.25	1.19	0.76
Europe (UK)	—	—	0.04	—
Mexico	0.39	0.44	1.11	1.29
China	9.50	5.82	24.78	19.30
Corporate	0.45	0.27	0.98	1.44
Consolidated intersegment sales	$12.20	$8.27	$31.38	$25.64

	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, (in millions of dollars)
	2017	2016	2017	2016
Operating Profit (Loss):
USA	$2.62	$1.58	$7.40	$5.62
Other foreign	0.92	0.81	2.04	1.36
Europe (UK)	(0.02)	0.01	0.09	0.29
Mexico	(0.06)	0.04	(0.02)	0.05
China	0.66	1.37	2.21	3.15
Corporate	(1.46)	(1.60)	(4.56)	(5.56)
Less intersegment profit (loss)	0.01	0.03	0.16	0.09
Consolidated operating profit	$2.67	$2.25	$7.32	$5.00
Depreciation and Amortization Expense:
USA	$0.03	$0.04	$0.09	$0.12
Other foreign	0.04	0.03	0.10	0.11
Europe (UK)	—	—	0.01	—
Mexico	0.03	0.03	0.09	0.09
China	0.06	0.08	0.19	0.25
Corporate	0.05	0.14	0.14	0.43
Less intersegment	(0.01)	0.04	(0.04)	(0.04)
Consolidated depreciation & amortization expense	$0.20	$0.36	$0.58	$0.96
Interest Expense:
USA (shown in Corporate)	$—	$—	$—	$—
Other foreign	0.02	0.02	0.05	0.08
Europe (UK)	0.01	—	0.01	—
Mexico	—	—	—	—
China	—	0.04	—	0.12
Corporate	0.01	0.09	0.09	0.32
Less intersegment	—	—	—	—
Consolidated interest expense	$0.04	$0.15	$0.15	$0.52
Income Tax Expense (Benefits):
USA (shown in Corporate)	$—	$—	$—	$—
Other foreign	0.16	0.16	0.42	0.27
Europe (UK)	0.01	0.01	0.05	0.04
Mexico	—	—	—	—
China	0.12	0.36	0.50	0.81
Corporate	0.55	0.04	0.83	0.41
Less intersegment	(0.01)	0.01	0.03	0.02
Consolidated income tax expense	$0.83	$0.58	$1.83	$1.55
Capital Expenditures:
USA	$0.01	$0.02	$0.02	$0.02
Other foreign	—	(0.01)	—	—
Europe (UK)	—	—	—	—
Mexico	0.03	—	0.06	—
China	0.01	0.01	0.07	0.03
India	0.06	—	0.08	0.02
Corporate	0.06	0.05	0.39	0.05
Consolidated capital expenditures	$0.17	$0.07	$0.62	$0.12

	October 31, 2017 (in millions of dollars)	January 31, 2017 (in millions of dollars)
Total Assets:*
USA	$63.84	$56.34
Other foreign	21.17	18.16
Europe (UK)	4.65	3.61
Mexico	4.38	3.99
China	36.94	30.54
India	(1.10)	(1.36)
Corporate	29.40	26.00
Less intersegment	(58.92)	(52.73)
Consolidated assets	$100.36	$84.55
Total Assets Less Intersegment:*
USA	$29.88	$30.94
Other foreign	12.87	10.17
Europe (UK)	4.65	3.58
Mexico	4.46	4.07
China	21.33	18.44
India	0.84	0.43
Corporate	26.33	16.92
Consolidated assets	$100.36	$84.55
Property and Equipment:
USA	$2.01	$2.09
Other foreign	1.46	1.55
Europe (UK)	0.03	0.03
Mexico	2.02	2.05
China	1.93	2.05
India	0.10	0.03
Corporate	1.05	0.75
Less intersegment	0.02	(0.02)
Consolidated property and equipment	$8.62	$8.53
Goodwill:
USA	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87

*Negative assets reflect intersegment amounts eliminated in consolidation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. See “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of Part I, Item 1.

Based on our closing stock price as reported by The NASDAQ Global Market on July 31, 2017, starting with our next Annual Report on Form 10-K, we will transition to an “accelerated filer” under Rule 12b-2 of the Securities Exchange Act of 1934, and, as such, be required to obtain audits of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 and meet accelerated deadlines for financial reporting.

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

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. Our net sales attributable to customers outside the United States were $11.1 million and $12.0 million for the three months and $32.7 million and $30.6 million for the nine months ended October 31, 2017 and 2016, respectively.

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

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is evaluated for impairment at least annually; however, this evaluation may be performed more frequently when events or changes in circumstances indicate the carrying amount may not be recoverable. Factors that the Company considers important that could identify a potential impairment include: significant changes in the overall business strategy and significant negative industry or economic trends. The Company measures any potential impairment on a projected discounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results. As of October 31, 2017 and January 31, 2017, no impairment was recorded.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The Company measures any potential impairment on a projected undiscounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. As of October 31, 2017 and January 31, 2017, no impairment was recorded.

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

Significant Balance Sheet Fluctuation October 31, 2017, As Compared to January 31, 2017

Balance Sheet Accounts. Cash increased by $11.1 million in the nine-month period ended October 31, 2017 as a result of the Company’s public offering in the third quarter of fiscal 2018 fully described in Note 7, accounts payable increased $3.6 million and inventory net of reserves increased $2.9 million as the Company replenished stock of core product while managing high levels of back orders. The Company’s borrowings under the revolving credit facility decreased $4.9 million further reducing debt as the Company continues to reduce costs, and accounts receivable increased $2.3 million as sales volume remains strong in the nine months ended October 31, 2017.

Three Months ended October 31, 2017, As Compared to the Three Months Ended October 31, 2016

Net Sales. Net sales increased to $24.0 million for the three months ended October 31, 2017 compared to $23.2 million for the three months ended October 31, 2016, an increase of 3.1%. Sales in the USA increased $1.6 million or 12.2% due primarily to increased disposables sales to national accounts and in response to hurricane clean-up efforts, and to increased sales in the chemical line into oil field service companies and refinery operations as the US economy continues to improve. USA sales of disposables increased $1.2 million, chemicals increased $0.5 million, sales of wovens products increased $0.1 million and sales of gloves increased $0.1 million. Sales of reflective products remained level at $2.1 million and sales of fire products decreased $0.5 million as there were large order in the comparison period last year that did not repeat during the three months ended October 31, 2017. The increase in wovens sales is mostly due to focused penetration of fire retardant “FR” cotton coveralls into the pipeline industry where activity is increasing. Sales in China and to the Asia Pacific Rim increased $3.1 million or 29.4% as industrial activity improved and several larger customers began replacing depleted inventories and as intercompany demand increased and the Company worked through a large backlog. Canada sales increased $0.4 million as that country continues to experience an oil and gas turnaround requiring protective wear and as some customers replenished their stock in response to higher than forecasted demand at higher price points. UK sales increased by $0.3 million or 18.3% as new distributors placed stocking orders. Russia and Kazakhstan sales combined increased $0.3 million or 102.6%, and Latin America sales remain strong at $1.8 million in a continuously improving economy even though compared to the same period in the prior year it is a decrease of 39.8% due to a large sale to Ecuador in the comparison period.

Gross Profit. Gross profit  increased $0.5 million, or 6.3%, to $9.1 million for the three months ended October 31, 2017, from $8.5 million for the three months ended October 31, 2016. Gross profit as a percentage of net sales increased to 37.8% for the three-month period ended October 31, 2017, from 36.6% for the three months ended October 31, 2016.  Gross margin increases were somewhat offset by labor increases in our manufacturing facilities due to wage increases and overtime associated with relieving the stress in the Company’s internal supply chain.  Major factors driving gross margins were:

•	Disposables gross margins increased 4.6 percentage points due to product mix and increased volume.
•	Chemical gross margin increased by 7.5 percentage points primarily due to a reduction in force in the USA to move production to our more cost effective facilities in Mexico and China during Q1FY17 which resulted in improved manufacturing cost, improved volume and sales of higher volume products.
•	Fire protection gross margin decreased 2.5 percentage points as the Company prepares for the upcoming change to the National Fire Protection Agency (“NFPA”) standards by discounting products produced under the old standard and due to product mix.
•	Wovens gross margins increased 18.0 percentage points due to market price increases on contractor FR coveralls.
•	Reflective gross margins increased 14.3 percentage points as a result of increased pricing on some products and the product mix.
•	UK gross margins increased 5.9 percentage points as a result of increased sales of a higher margin chemical cool suit.
•	Chile’s gross margin increased 18.8 percentage points as sales of FR garments into the industrial category rebounded and Argentina’s gross margin decreased 16.8 percentage points primarily as compared to the prior year period where a large sale into Ecuador had particularly strong margins.

Operating expenses. Operating expense increased 3.1% from $6.3 million for the three months ended October 31, 2016 to $6.4 million for the three months ended October 31, 2017. Operating expense as a percentage of net sales was 26.7% for the three months ended October 31, 2017 and 2016. The main factors for the increase in operating expenses are a $0.1 million increase in sales salaries as the Company continues to grow its sales force, an increase of $0.2 million to freight out as a result of rush shipments associated with the backlog as well as freight line price increases, and increase of $0.2 million to bad debt resulting from an increase to the accounts receivable allowance for several customers that are slow paying and offset by a $0.4 million decrease to commissions as a result of a large sale in Argentina in the same period last year and a $0.1 million decrease in officer salaries resulting from the reduction of one officer due to retirement.

Operating Profit. Operating profit increased to $2.7 million for the three months ended October 31, 2017, from $2.3 million for the three months ended October 31, 2016, as most operating expenses are fixed in nature other than commissions and freight out and sales volume increased as compared to the three months ended October 31, 2016. Operating margins were 11.1% for the three months ended October 31, 2017, compared to 9.7% for the three months ended October 31, 2016 and were impacted by the items highlighted in gross profit and operating expenses.

Interest Expense. Interest expense decreased to $0.1 million for the three months ended October 31, 2017 from $0.2 million for the three months ended October 31, 2016 as the Company utilized lower interest rates from its revolving credit facility and reduced borrowings for the three months ended October 31, 2017, primarily as a result of greater profitability and proceeds from the Company’s public offering.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $0.8 million for the three months ended October 31, 2017, as compared to an income tax expense of $0.6 million for the three months ended October 31, 2016. The increase in tax expense was a result of significantly higher operating income in the US during the three months ended October 31, 2017 as well as overall improved profitability.

Net Income.  Net income increased to $1.8 million for the three months ended October 31, 2017 from $1.5 million for the three months ended October 31, 2016. The results for three months ended October 31, 2017 are primarily due to continuing cost containment efforts and increases in sales volume as the industrial sector showed marked performance improvements and the global economy improved.

Nine Months ended October 31, 2017, As Compared to the Nine Months Ended October 31, 2016

Net Sales. Net sales increased to $70.8 million for the nine months ended October 31, 2017 compared to $65.9 million for the nine months ended October 31, 2016, an increase of 7.5%. Sales in the USA increased $3.0 million or 7.4% due primarily to increased sales in the chemical and disposables channels. USA sales of disposables increased $1.8 million or 9.1%, sales in the chemicals line increased $0.7 million or 16.1%, sales of fire gear increased $0.4 million or 9.7%, sales of wovens increased $0.4 million or 16.4% and reflective and glove sales were mostly level at $5.9 million and $2.0 million respectively. Wovens and fire protection sales combined increased $0.8 million or 12.2% mostly due to focused penetration with strategic fire distributors who support and market our fire gear and increased sales of FR cotton coveralls into the pipeline industry where activity is increasing. Sales in China and to the Asia Pacific Rim increased $6.5 million or 21.4% as industrial activity improved and several larger customers began replacing depleted inventories and as intercompany demand increased. Canada sales increased $0.6 million as that country continues to experience an oil and gas turnaround requiring protective wear. UK sales decreased by $0.5 million or 7.1% mostly due to uncertainty in the economy as a result of Brexit, continuing currency challenges and a strategic decision by the Company to exit two private label businesses in Europe. Russia and Kazakhstan sales combined increased $0.5 million or 49.6%, and Latin America sales increased $0.1 million or 2.0% due to resolution of supply chain issues and an overall increase in industrial activity even as compared to last year which included a large Ecuador sale, respectively.

Gross Profit. Gross profit  increased $2.4 million, or 10.1%, to $26.3 million for the nine months ended October 31, 2017, from $23.9 million for the nine months ended October 31, 2016. Gross profit as a percentage of net sales increased to 37.1% for the nine-month period ended October 31, 2017, from 36.3% for the nine months ended October 31, 2016.  Gross margin increases were somewhat offset by labor increases in our manufacturing facilities due to wage increases and overtime associated with relieving the stress in the Company’s internal supply chain.  Major factors driving gross margins were:

•	Chemical gross margin increased by 6.2 percentage points primarily due to a reduction in force in the USA to move production to our more cost effective facilities in Mexico and China during Q1FY17 which resulted in severance payments in that quarter, improved volume and product mix.
•	Disposables margins increased 1.5 percentage points as volume increased and sales of higher margin cleanroom products began to get traction.
•	Fire protection gross margin increased 2.8 percentage points due to a reduction in force in the USA to move production to our more cost effective facility in Mexico in Q1FY17, better margins associated with fire distributors in the industrial market, and improved volume.
•	Wovens gross margins increased 8.7 percentage points as the Company increased sales of higher margin FR products into the pipeline industry in Q1FY18.
•	Glove margins increased 8.8 percentage points due to product mix.
•	Reflective gross margins increased 5.8 percentage points as a result of product mix and price increases for some products.
•	Chile’s gross margin increased 11.3 percentage points as sales into the industrial category rebounded and Argentina’s gross margin decreased 9.1 percentage points primarily due to a shift in the product mix.
•	Canada’s gross margins increased 9.5 percentage points as a result of product mix, increased volume and currency tailwinds.

Operating expenses. Operating expense were up slightly at $19.0 million for the nine months ended October 31, 2017 as compared to $18.9 million for the nine months ended October 31, 2016. Operating expense as a percentage of net sales was 26.8% for the nine months ended October 31, 2017 down from 28.7% for the nine months ended October 31, 2016. The main factors for the increase in operating expenses are a $0.3 million increase in sales salaries as the Company continues to grow its sales force, an increase of $0.2 million to freight out as a result of rush shipments associated with the backlog as well as freight line price increases, an increase of $0.2 million to utilities as a normal course of business, an increase of $0.1 million to bad debt resulting from an increase to the accounts receivable allowance for several customers that are slow paying, an increase to currency fluctuation of $0.2 million in the normal course of business, and an increase to professional fees of $0.1 million from various legal and accounting work and the public offering fully described in the accompanying unaudited condensed consolidated financial statements offset by a $0.3 million decrease to commissions as a result of a large sale in Argentina in the same period last year, a $0.2 million decrease to payroll administration due to a severance accrual in the prior reporting period, a $0.2 million decrease to depreciation in the normal course of business, and a $0.4 million decrease in officer salaries resulting from the reduction of one officer due to retirement.

Operating Profit. Operating profit increased to $7.3 million for the nine months ended October 31, 2017, from $5.0 million for the nine months ended October 31, 2016, mainly as a result of stronger sales volume and the fixed nature of most operating expenses other than commissions and freight out. Operating margins were 10.3% for the nine months ended October 31, 2017, compared to 7.6% for the nine months ended October 31, 2016.

Interest Expense. Interest expense decreased to $0.1 million for the nine months ended October 31, 2017 from $0.5 million for the nine months ended October 31, 2016 as the Company utilized lower interest rates from their revolving credit facility and reduced borrowings for the nine months ended October 31, 2017, primarily as a result of greater profitability, a reduction in inventory levels, and a public offering.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expense for the nine months ended October 31, 2017 was $1.8 million and $1.5 million for the nine months ended October 31, 2016. Profitability was higher in Q3 this year vs. Q3 of last year.

Net Income.  Net income increased to $5.4 million for the nine months ended October 31, 2017 from $2.9 million for the nine months ended October 31, 2016. The results for nine months ended October 31, 2017 are primarily due to higher sales volume than in the prior fiscal year as well as continuing cost containment efforts, increases in sales volume.

Liquidity and Capital Resources

As of October 31, 2017, we had cash and cash equivalents of approximately $21.5 million and working capital of $64.7 million. Cash and cash equivalents increased $11.1 million and working capital increased $17.0 million from January 31, 2017 as the Company consummated a capital raise and continued cost containment efforts. International cash management is affected by local requirements and movements of cash across borders can be slowed down significantly. We believe that based upon our current cash position and projected future revenue, we will have sufficient cash to fund our operations for the next twelve months.

Of the Company’s total cash and cash equivalents of $21.5 million as of October 31, 2017, cash held in the UK of $0.1 million and cash held in India of $0.1 million would not be subject to additional tax as foreign income related thereto has already been subject to US tax. Cash held in Canada of $0.9 million as of October 31, 2017 could be subject to US tax as a result of the change in our financing arrangement. Cash in all other foreign countries of $9.3 million would incur US tax less any foreign tax credits if the cash was repatriated. In the event that the Company repatriated cash from China, of the $8.3 million balance at October 31, 2017 there would be an additional 10% withholding tax incurred in that country. The Company has strategically employed a dividend plan subject to declaration and certain approvals in which its Canadian subsidiary sends dividends to the US in the amount of 100% of the previous year’s earnings, the UK subsidiary sends dividends to the US in the amount of 50% of the previous year’s earnings, and the Weifang China subsidiary of the Company sends dividends to the US in declared amounts of the previous year’s earnings. Dividends were not declared for our China subsidiary in the first three quarters of FY18 or for the year ended FY17 as management evaluates the possible impact of regulatory changes in the US tax code.

Net cash provided by operating activities of $5.5 million for the nine months ended October 31, 2017 was primarily due to net income of $5.4 million and an increase in accounts payable of $3.5 million, offset by an increase in accounts receivable of $2.1 million and an increase in inventories of $3.0 million. Net cash provided by financing activities of $6.2 million was the result of the equity raise which generated $10.1 million, an increase in long term borrowings of $1.6 million and an increase to UK and short term borrowings of $0.6 million, offset by an increase in repayments under our revolving credit facility of $4.9 million and short term and longer term repayments of $0.9 million.

Stock Repurchase Program. On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. The Company has not repurchased any stock under this program as of the date of this filing.

Capital Expenditures. Our capital expenditures through Q3FY18 of $0.6 million principally relate to additions to equipment in China and manufacturing equipment, computer system and leasehold improvements in the USA. We anticipate FY18 capital expenditures to be approximately $1.2 million as there is a new ERP project underway.

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

Interest Rate Risk

We are exposed to interest rate risk with respect to our credit facilities, which have variable interest rates based upon the London Interbank Offered Rate. At October 31, 2017, we had approximately $1.5 million in borrowings outstanding under our bank credit facility. If the interest rate applicable to this variable rate debt rose 1% in the year ended January 31, 2018, our interest expense would have increased $0.2 million.

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

Risks Associated with Discontinued Foreign Operations.

During the fiscal year ended January 31, 2016 the Company formally executed its exit from Brazil, but we may continue to be exposed to certain liabilities arising in connection with the prior operations of Lakeland Brazil. These risks include but are not limited to pre-existing VAT claims in the amount of $0.5 million excluding interest, penalties and fees and outstanding labor claims totaling approximately $0.3 million as of and at the quarter ended October 31, 2017. The Company understands that under the laws of Brazil, a concept of fraudulent bankruptcy exists, which may hold a parent company liable for the liabilities of a former Brazilian subsidiary in the event some level of fraud or misconduct is shown during the period that the parent company owned the subsidiary. While the Company believes that there has been no such fraud or misconduct relating to operations of and their exit from Brazil, there can be no assurance that the courts of Brazil will not make such a finding. The risk of exposure to the Company continues to diminish as the former subsidiary continues to operate, as the risk of a finding of fraudulent bankruptcy lessens and pre-sale liabilities are paid off. Should the former subsidiary stay in operations for a period of two years, the Company believes the risk of a finding of fraudulent bankruptcy is eliminated.

As disclosed in our periodic filings with the SEC, we agreed to make certain payments in connection with ongoing labor litigation involving our former Brazilian subsidiary.  While the vast majority of these labor suits have been resolved, there are four which remain active. In one such case a former employee of our former Brazilian subsidiary recently filed a counterclaim in the action seeking approximately US $700,000 that he purports to be owed to him by our former Brazilian subsidiary under a purported promissory note and alleges that we are liable for payment therefore. Management firmly believes the counterclaim is without merit, intends to vigorously defend our position, and does not anticipate a negative outcome resulting in significant expense to us.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of October 31, 2017. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes that occurred during Lakeland's third quarter of fiscal 2018 which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: December 15, 2017	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President and Secretary
(Principal Executive Officer and Authorized Signatory)

Date: December 15, 2017	/s/ Teri W. Hunt
Teri W. Hunt,
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)

