Form 10-K
period 2018-01-31
LAKELAND INDUSTRIES INC
filed 2018-04-16
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Nonaccelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

As of July 31, 2017, the aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant was $102,047,013 based on the closing price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 10, 2018
Common Stock, $0.01 par value per share	8,116,199 Shares

EXPLANATORY NOTE

The registrant met the accelerated filer requirements as of the end of fiscal year ended January 31, 2018 pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the registrant (as a smaller reporting company transitioning to the larger reporting company system) is not required to satisfy the larger reporting company disclosure requirements until its quarterly report on Form 10-Q for the first fiscal quarter ending April 30, 2018.

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

ITEM 1. BUSINESS

Overview

We manufacture and sell a comprehensive line of safety garments and accessories for the industrial and public protective clothing market. Our products are sold by our in-house, regional sales teams, our customer service group, and authorized independent sales representatives to a network of over 1,200 North American safety and mill supply distributors. These distributors in turn supply end user industrial customers, such as integrated oil, chemical/petrochemical, utilities, automobile, steel, glass, construction, smelting, munition plants, janitorial, pharmaceutical, mortuaries and high technology electronics manufacturers, as well as scientific and medical laboratories. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, sales are to a mixture of end users directly and to industrial distributors depending on the particular country and market. Sales are made to more than 40 countries, the bulk of which were into China, European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador and Southeast Asia. For purposes of this Form 10-K, FY refers to a fiscal year ended January 31; for example, FY18 refers to the fiscal year ended January 31, 2018. In FY18 we had net sales of $96.0 million and $86.2 million in FY17.

For the first half of the year, economic growth and investment globally was mixed as manufacturing indexes and purchasing manager’s indexes fluctuated month to month regionally before finally turning positive around the globe at mid-year. Compounding the problems in the first half of the year was the new US administration’s mixed signals on their intentions on the continuation of existing policies on critical issues like taxes, regulation, immigration, and trade policy. These issues caused more uncertainty for manufacturers and distributors who were already being conservative in their commitments to inventories and investment. This in turn limited growth opportunities while leading to more aggressive pricing from the competition which had to be met. Fortunately, however, the during the second half of the fiscal year, global talks commenced between the US administration and foreign leaders and, with some doubt removed, the economy began to strengthen. In addition, significant cost-cutting was proactively taken in the US in the first quarter of FY17 - as management believed uncertainty in the year to come would likely stifle revenue growth year- and this provided a cushion that protected margins.

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

As always, the cornerstone of the Company’s strategy is the belief that owning and operating its own factories for the bulk of production is a key advantage in terms of control of costs, quality, delivery times, and a unique ability to rapidly respond to emergency situations by being able to scale up almost instantly, compared to the competition that relies almost exclusively on third party contractors who usually service multiple companies.

Industry Overview

The industrial work clothing market includes our limited use/disposable protective or safety clothing, our high-end chemical protective suits, our firefighting and heat protective apparel, gloves and our reusable woven garments.

The industrial protective safety clothing market in the United States has evolved over the past 48 years as a result of governmental regulations and requirements and commercial product development. In 1970, Congress enacted the Occupational Safety and Health Act, or OSHA, which requires employers to supply protective clothing in certain work environments. Certain states have also enacted worker safety laws that further supplement OSHA standards and requirements.

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

International and Domestic Standards

Standards development, within both the US and global markets, continues to challenge manufacturers as the pace of change and adoption of new standards increase. Complex and changing international standards play to Lakeland’s strengths when compared to most multinationals or smaller manufacturers. Lakeland currently sits on boards and/or works closely with groups involved in writing many international standards such as the American Society for Testing and Materials International (“ASTM”), the National Fire Protection Association (“NFPA”), International Safety Equipment Association (“ISEA”) in the US, the European Committee for Standardization (“CEN”), the International Organization for Standardization (“ISO”) in Europe, the China National Standards Board (“GB”) in China, and the Standards Australia and Standards New Zealand (“ASNZ”) in Australia and New Zealand.

Globally, not only are the standards continuing to change at a rapid pace, but the focus of standards activity is shifting. In response to increasing use of certification processes as a technical barrier to trade, standards writing bodies in the US and Europe have both concluded efforts to update and define conformity assessment (ANSI/ISEA 125 and the PPE Regulation respectively) within their own spheres of influence, unfortunately, these are not “international standards” and can be easily ignored by other countries who wish to impose their own conformity assessment systems on importers. The result is an increasingly dynamic standards environment where not only are the standards changing, but the minimum requirements for conformity with the certification process itself are changing.

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

Business Strategy

Key elements of our strategy include:

•	Increase International Sales Opportunities. In the past, we aggressively increased our penetration of the international markets for our product lines. Starting in FY07 and through FY08, we opened sales offices in Beijing, Shanghai, Chongqing, Guangzhou and Weifang, China; Santiago, Chile and Buenos Aires, Argentina and in FY11, we opened sales offices in Russia, India and Kazakhstan. The Company acquired Qualytextil (later identified herein as Lakeland Brazil), a Brazilian manufacturer, in FY09, with the intent of penetrating this market but due to extreme challenges transferred the shares of this subsidiary to an officer of that company on July 31, 2015. We continue to believe in this strategy of aggressively penetrating international markets. Aiding our focus is the fact that many countries have adopted legislation similar to the 1970 US OSHA in order to facilitate their entry into the WTO which has, as a requisite for entry, worker safety laws (like OSHA), social security, environmental and tax laws similar to that of the USA and Europe. These new worker safety laws have driven the demand for our products in these growing economies.

•	Improve Marketing in Existing Markets. We believe significant growth opportunities are available to us through the better positioning, marketing and enhanced cross-selling of our reusable woven protective clothing, glove and arm guards, reflective clothing, high-end chemical suit product lines and our limited use/disposable lines as a bundled offering. This allows our customers one-stop shopping using combined freight shipments.

•	Continued Emphasis on Customer Service. We continue to offer a high level of customer service to distinguish our products and to create customer loyalty. We offer well-trained and experienced sales and support personnel, on-time delivery and accommodation of custom and rush orders. We also seek to advertise our Lakeland branded tradenames and trademarks.

•	Introduce New Products; Focus on Energy Sector. We continued our history of product development and innovation by introducing new proprietary products across all our product lines. Our innovations have included Micromax® disposable protective clothing line, our ChemMax® line of chemical protective clothing, several patented glove designs, superior quality innovative products protecting against electrical hazards, and industry-leading fire suit designs. We own 17 patents on fabrics and production machinery, with two foreign applications in process, and continue to work on developing fabrics that could potentially lead us into new markets and channels. In North America, our growth strategy is to focus on key target sectors where we have advantages, and to increase our involvement at the end user level by adding sales personnel and enhancing our marketing and product training tools to make it easier for the sales teams of our distributors to be successful promoting our products. Though the Energy sector has been down and exploration and field development is greatly reduced, low oil prices are giving refineries the opportunity to go off line after several years of high prices and running at full capacity and perform long-deferred maintenance. It is worth noting that the decline in oil prices has not affected demand in the downstream (refining and distribution) portion of the oil business, which is where the majority of our sector sales occur. The Company continues to experience demand growth in the utility industry- both electric and gas- for our Reflective clothing division. The reflective division is already a steadily growing area for Lakeland, as we add new fire resistant (“FR”), static dissipative and arc flash protective garments, and as OSHA enforces broader requirements for their use, we expect to see continued growth. The recent investment in a stronger sales team in Mexico is beginning to pay off with sales growth as the impact of low oil prices on the gas industry is offset by strong growth in manufacturing, particularly noticeable in the number of new automobile factories located in that country. We believe that as this growth continues and as oil prices recover, Mexico will become a very important region for the Company, building on our competitive advantage of local manufacturing, provided that NAFTA and trade issues do no cause disruptions. We have integrated the US, Canadian, and Mexican sales teams into one coordinated unit, a strategic recognition that the three countries are increasingly part of a great North American market with inter-related industries and companies throughout, and our sales teams are sharing opportunities with each other. We have experienced situations in which we could not break through with a company in one country, but the team in another country was able to get in and make a conversion to our products. Then, after successful use of our products in that one country, the doors open to us in the other. We continue to pursue conversions to our products from DuPont product end users, based on our overall performance and prices. We believe the inevitable disruptions to DuPont surrounding its proposed mega merger with Dow Chemical, followed by planned spin offs over the next several years, gives us additional openings for which we are gearing up to take advantage. Our marketing is being significantly upgraded in terms of resources applied, more and better collateral materials, and increasingly effective use of social media. An example of this is an on-going Fire Division campaign driven by Lakeland sponsorships of several top-ranked participants in the “Combat Challenge” (an international skills and fitness competition) that netted significant numbers of followers, who as a result expressed interest in our gear. Similar campaigns are being planned for other product lines, including to support the adoption of an exclusive new proprietary technology that we believe may have a significant impact on how end users select chemical suits and suppliers.

•	Decrease Manufacturing Expenses by Moving Production to International Facilities. We continued to identify opportunities to take advantage of our low cost production capabilities in China and Mexico. Beginning in 1995, we successfully moved the labor-intensive sewing operation for our limited use/disposable protective clothing lines to facilities in Mexico and China. More recently we have initiated startup manufacturing operations in Vietnam, which is still under development, and India to offset increasing manufacturing costs in China. Our China operations will continue operations primarily manufacturing for the Chinese market and other markets where duty advantages exist. Manufacturing expansion is not only necessary to control rising costs, it is also necessary for Lakeland to achieve its growth objectives.

•	We continue to press our raw material and component suppliers for price reductions and better payment terms.
•	We are sourcing more raw materials and components from our China based operations as opposed to sourcing from Europe and North America.
•	We are re-engineering many products to reduce the amount of raw materials used and reduce the direct labor required.

Our Competitive Strengths

Our competitive strengths include:

•	Industry Reputation. We devote significant resources to creating customer loyalty and brand integrity by accommodating custom and rush orders and focusing on on-time delivery. Additionally, our ISO 9001 and 9002 certified facilities manufacture high-quality products. As a result of these factors, we believe that we have an excellent reputation in the industry.

•	International Manufacturing Capabilities. We have operated our own manufacturing facilities in Mexico since 1995 and in China since 1996. Our facilities in China in FY18 totaled 177,316 sq. ft. of manufacturing, warehousing and administrative space, and our facility in Mexico totaled 74,000 sq. ft. of manufacturing, warehousing and administrative space. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the US and permits us to purchase certain raw materials at a lower cost than are available domestically.

•	International Sales Offices. We have sales offices around the world to service various major markets, including offices in Toronto, Canada; Hull, UK; Beijing, Weifang, Chongqing and Shanghai, China; Australia; Southeast Asia; Santiago, Chile; Buenos Aires, Argentina; Jerez, Mexico; Moscow, Russia; and Ust-Kamenogorsk, Kazakhstan.

•	Comprehensive Inventory. We have a large product offering with numerous specifications, such as size, styles and pockets, and maintain a large inventory of each in order to satisfy customer orders in a timely manner. Many of our customers traditionally make purchases of industrial protective gear with expectations of immediate delivery. We believe our ability to provide timely service for these customers enhances our reputation in the industry and positions us strongly for repeat business, particularly in our limited use/disposable protective clothing lines.

•	Manufacturing Flexibility. By locating labor-intensive manufacturing processes, such as sewing, in Mexico, China, Vietnam, which is under development, and India and by utilizing sewing subcontractors, we have the ability to increase production without substantial additional capital expenditures. Our manufacturing systems allow us flexibility for unexpected production surges and alternative capacity in the event any of our independent contractors become unavailable.

Products

The following table summarizes our principal product lines, the raw materials used to manufacture them, their applications and end markets:

Product Line	Raw Material	Protection Against	End Market
Limited use/disposable protective clothing	Laminates of Polyethylene, Spunlaced Polyester, SMS, Polypropylene, and Company Micromax®, Micromax NS, Micromax and HBF, ChemMax® 1, ChemMax® 2, Pyrolon®, and numerous other non-woven fabrics

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

Limited Use/Disposable Protective Clothing

We manufacture a complete line of limited use/disposable protective garments, including coveralls, laboratory coats, shirts, pants, hoods, aprons, sleeves, arm guards, caps and smocks. Limited use garments can also be coated or laminated to increase splash protection against harmful inorganic acids, bases and other hazardous liquid and dry chemicals. Limited use garments are made from several nonwoven fabrics, including our premium lines, our own trademarked fabrics, such as Pyrolon® Plus 2, XT, Micromax®, Micromax NS, Safegard®, Zonegard®, and ChemMax® 1 and 2, which are made of spunlaced polyester, polypropylene, laminates, microporous films and derivatives. We incorporate many seaming, heat sealing and taping techniques depending on the level of protection needed in the end use application.

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

Our limited use/disposable protective clothing products range in unit price from $0.19 for shoe covers to approximately $6.00-$14.40 for a light duty ChemMax® 1 serged or sealed seam laminated hood and booted coverall. Our largest selling item, a standard white Micromax NS ANSI standard or CE standard coverall, sells for approximately $2.00 to $3.85 per garment. By comparison, similar reusable cloth coveralls range in price from $35.00 to $93.00, exclusive of laundering, maintenance and shrinkage expenses.

We warehouse and sell our limited use/disposable garments primarily at our Alabama and China manufacturing facilities and secondarily from warehouses in Hull, United Kingdom; Toronto, Canada; Buenos Aires, Argentina; Santiago, Chile; Jerez, Mexico; Moscow, Russia; Ust-Kamenogorsk, Kazakhstan; Houston, Texas; and Las Vegas, Nevada. The fabric is cut and sewn into required patterns at our one Chinese and one Mexican plant and shipped to all our sales points around the world. Our assembly facilities in China and Mexico cut, sew and package the finished garments and return them primarily to our Alabama plant, normally within 1 to 10 weeks, for immediate shipment to our North American customers.

High-End Chemical Protective Suits

We manufacture and sell heavy duty protective chemical suits and protective apparel from our proprietary CRFR, ChemMax® 3, 4, Interceptor and other fabrics. These suits are worn by individuals on hazardous material teams and within general industry to provide protection from powerful, highly concentrated and hazardous or potentially lethal chemical and biological toxins, such as toxic wastes at Superfund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as sarin, anthrax or ricin and mustard gas) and chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities and protection from infectious disease agents such as Bird Flu and Ebola. Our line of chemical protective clothing ranges in price from about $22 to $1,340 per garment. The chemical suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. We have also introduced two patented garments approved by the National Fire Protection Agency (NFPA) for varying levels of protection:

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

In addition to ANSI Reflective items, Lakeland Hi-Visibility manufactures Nomex and FR cotton garments which have reflective trim as a part of their design criteria. These garments typically are used in rescue operations, such as those encountered with a vehicular crash. Garments in this group are not as price sensitive as those in the reflective categories. Consequently, they are made in our facilities in Mexico and China with light manufacturing in Alabama facility where we can react to customized needs and offer quicker customer response. Garments in this group can range in price from $200 to $360.

Gloves and Sleeves

We manufacture and sell specially designed glove and sleeve protective products made from Kevlar®, a cut and heat resistant fiber produced by DuPont, Spectra®, a cut resistant fiber made by Honeywell and our proprietary patented engineered yarns. We are one of only nine companies licensed in North America to sell 100% Kevlar® gloves, which are high strength, lightweight, flexible and durable. Kevlar® gloves offer a better overall level of protection and lower worker injury rate, and are more cost effective than traditional leather, canvas or coated work gloves. Kevlar® gloves, which can withstand temperatures of up to 400°F and are cut resistant enough to allow workers to safely handle sharp or jagged unfinished sheet metal, are used primarily in the automotive, glass and metal fabrication industries. Our higher end string knit gloves range in price from about $40 to $175 for a dozen pair. We manufacture these string knit gloves primarily at our Mexican facility, enabling lower production and labor costs.

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

Lakeland has salespeople in 18 countries outside of the US and product sales in 40 or more countries. Internationally, our sustainable market advantages continue to be our knowledge of global standards, the diversity of our product offering and the fact that we manufacture our own products. This provides our customers with high level product selection, quality, delivery and customer service. There are no customers who accounted for 10% of sales or more in FY18, FY17, and in FY16.

Suppliers and Materials

Our largest supplier was Precision Fabrics Group from whom we purchased 10.5%, 13% and 9.5% of our total purchases in FY18, FY17 and FY16. We do not have long-term, formal trademark use agreements with any other suppliers of nonwoven fabric raw materials used by us in the production of our limited use/disposable protective clothing product lines. Materials, such as polypropylene, polyethylene, polyvinyl chloride, spunlaced polyester, melt blown polypropylene and their derivatives and laminates, are available from 30 or more major mills. FR fabrics are also available from a number of both domestic and international mills. The accessories used in the production of our disposable garments, such as thread, boxes, snaps and elastics, are obtained from unaffiliated suppliers. We have not experienced difficulty in obtaining our requirements for these commodity component items.

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

Employees

As of January 31, 2018, we had 1,072 full-time employees, 976, or 91%, of who were employed in our international facilities, and 96, or 9%, of who were employed in our domestic facilities. An aggregate of approximately 790 of international employees are members of unions in their respective countries. We are not currently a party to any collective bargaining agreements or any other contracts with these unions. We believe our employee relations to be excellent.

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

Executive Officers of the Registrant

The following is a list of the names and ages of all of our executive officers indicating all positions and offices they hold with us as of April 16, 2018.

Name	Age	Position
Christopher J. Ryan	66	Chief Executive Officer, President, Secretary and Director
Teri W. Hunt	56	Chief Financial Officer
Charles D. Roberson	55	Senior Vice President International Sales
Daniel L. Edwards	51	Senior Vice President Sales for North America

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

Teri W. Hunt has served as our Chief Financial Officer since November 2015 after serving as the Acting Chief Financial Officer of the Company since July 2015. Ms. Hunt has also served as the Company’s Vice President of Finance from November 2010 to November 2015, before which time she served as Corporate Controller from November 2007 to November 2010.  Prior to joining Lakeland Ms. Hunt served in multiple operational and financial management positions including Corporate Controller for a privately held yarn manufacturer, TNS Mills.

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

Most of our assembly arrangements with our foreign-based subsidiaries or third-party suppliers require payment to be made in US dollars or the Chinese RenminBi (“RMB”). Any decrease in the value of the US dollar or RMB in relation to foreign currencies could increase the cost of the services provided to us upon contract expirations or supply renegotiations. There can be no assurance that we will be able to increase product prices to offset any such cost increases, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We are also exposed to foreign currency exchange rate risks as a result of our sales to customers in foreign countries in the amount of $45.5 million in FY18. Our sales in these countries are usually denominated in the local currency. If the value of the US dollar increases relative to these local currencies, and we are unable to raise our prices proportionally, then our profit margins could decrease because of the exchange rate change.

We are exposed to changes in foreign currency exchange rates as a result of our purchases and sales in other countries. To manage the volatility relating to foreign currency exchange rates, we seek to limit, to the extent possible, our non-US dollar denominated purchases and sales.

In connection with our operations in China, we purchase a significant amount of products from outside of the United States. However, our purchases in China are primarily made in the RMB, the value of which has floated for the last 2 years, therefore we have been exposed to additional foreign exchange rate risk on our Chinese raw material and component purchases.

Our primary risk from foreign currency exchange rate changes is presently related to non-US dollar denominated sales in China, Canada and Europe and, to a smaller extent, in South American countries and in Russia. Our sales to customers in Canada are denominated in Canadian dollars, in Europe in Euros and British pounds, and in China in RMB and US dollars. If the value of the US dollar increases relative to the Canadian dollar, the Pound, the Euro, or the RMB then our net sales could decrease as our products would be more expensive to these international customers because of changes in rate of exchange. We manage the foreign currency risk when appropriate through the use of rolling 90-day forward contracts against the Canadian dollar and Euro and through cash flow hedges in the US against the RMB and the Euro. We do not hedge other currencies at this time. In the event that non-US dollar denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results.

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

We derived approximately 47% of our net sales from customers located in foreign countries in FY18. We intend to seek to increase the amount of foreign sales we make in the future. The additional risks of foreign sales include:

•	Potential adverse fluctuations in foreign currency exchange rates;
•	Higher credit risks;
•	Restrictive trade policies of the US foreign governments;
•	Currency hyperinflation and weak banking institutions;
•	Changing economic conditions in local markets;
•	Political and economic instability in foreign markets; and
•	Changes in leadership of foreign governments.

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

We are exposed to tax expense risks.

We are exposed to tax rate risk with respect to our deferred tax asset. On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law. The 2017 Tax Cuts and Jobs Act (the “Tax Act”) reduces the federal corporate income tax rate to 21% from 35% effective January 1, 2018. The Tax Act requires us to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our US deferred tax assets as well as reassessing the net realizability of our deferred tax assets. The Company completed this re-measurement and reassessment in the recently completed fiscal year. The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of our net deferred tax asset to $7.6 million with a corresponding deferred income tax expense of $5.1 million in FY18. While the Tax Act provides for a modified territorial tax system, beginning in FY19, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company does not expect that the GILTI income inclusion will result in significant U.S. tax beginning in FY19. The BEAT provisions in the Tax Act eliminates the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The Company does not expect that the BEAT provision will result in significant U.S. tax beginning in FY19. In addition, the Company intends to account for the GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended  January 31, 2018. Though this one-time, non-cash adjustment had a materially negative impact on FY18 earnings, the Tax Act also changes the taxation of foreign earnings, and companies generally will not be subject to United States federal income taxes upon the receipt of dividends from foreign subsidiaries and though they will not be permitted foreign tax credits, the Company should still be in a favorable tax position going forward.

The Company claimed a worthless stock deduction in connection with our exit from Brazil which generated a tax benefit of approximately US $9.5 million in its fiscal year ended January 31, 2016. While, along with our tax advisors, we believe that this deduction is valid, there can be no assurance that the IRS will not challenge it and, if challenged, there is no assurance that the Company will prevail.

Covenants in our credit facilities may restrict our financial and operating flexibility.

As a result of the Loan Agreement the Company entered into on May 10, 2017 we currently have a $20 million revolving credit facility, expiring May 10, 2020. Our credit facility requires, and any future credit facilities may also require, among others that we comply with specified financial covenants relating to fixed charge coverage and maximum capital expenditures. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business, including a limitation on annual investments and advances we can make to foreign subsidiaries. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our current credit facilities, and it is likely that our future lenders will have security interests in our assets. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business.

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

Our performance is substantially dependent on the continued services and performance of our senior management and certain other key personnel, including Christopher J. Ryan, our Chief Executive Officer, President and Secretary, Teri W. Hunt, our Chief Financial Officer, Charles D. Roberson, our Sr. VP International Sales and Daniel L. Edwards, our Sr. VP Sales for North America. The loss of services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations. In addition, any future expansion of our business will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing, customer service and manufacturing personnel, and our inability to do so could have a material adverse effect on our business, financial condition and results of operations.

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

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology (“IT”) systems to sophisticated and targeted measures known as advanced persistent threats. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, management training, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. While no cybersecurity attack to date has had a material impact on our financial condition, results of operation or liquidity, the threat remains and the potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

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

During the fiscal year ended January 31, 2016 the Company formally completed the terms of the “Shares Transfer Agreement” and executed its exit from Brazil, but we may continue to be exposed to certain liabilities arising in connection with the prior operations of Lakeland Brazil. The Company understands that under the laws of Brazil, a concept of fraudulent conveyance exists, which may hold a parent company liable for the liabilities of a former Brazilian subsidiary in the event some level of fraud or misconduct is shown during the period that the parent company owned the subsidiary. While the Company believes that there has been no such fraud or misconduct relating to operations of and their exit from Brazil, there can be no assurance that the courts of Brazil will not make such a finding. The risk of exposure to the Company continues to diminish as the former subsidiary continues to operate, as the statute of limitations for claiming fraudulent conveyance has now expired, as labor cases pre-dating the expiration of the statute of limitations are concluded, except for the four still open, so as to preclude any such finding, and as pre-shares transfer agreement liabilities are satisfied. As the former subsidiary has stayed in operation for a period of greater than two years, the Company believes the risk of a finding of fraudulent conveyance has virtually been eliminated.

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

As of January 31, 2018, our directors and executive officers beneficially owned or could vote approximately 7.2% of the outstanding shares of our common stock. As a result of their ownership of common stock and their positions in our Company, our directors and executive officers are able to exert significant influence on our Company and on matters submitted to a vote by our stockholders. In particular, as of January 31, 2018, Christopher J. Ryan, our chief executive officer, president and secretary and a director, beneficially owned or votes approximately 5.9% of our common stock. The ownership interests of our directors and executive officers, including Mr. Ryan, could have the effect of delaying or preventing a change of control of our Company that may be favored by our stockholders generally.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2018. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO). Based upon an evaluation performed, our management concluded that our disclosure controls and procedures were effective as of January 31, 2018 as discussed in Item 9A Controls and Procedures.

The Company now qualifies as an accelerated filer therefore an attestation report of management’s assessment of internal control by our independent auditors is required and included with this report.

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

Address	Annual Rent	Lease Expiration	Principal Activity

Lakeland Industries, Inc. • 202 Pride Lane; and • 3420 Valley Avenue; and • 201 Pride Lane SW Decatur, AL 35603	Owned	N/A	Administration Manufacturing Warehouse Sales

Porto Rico Street, Lots 16/17/18 Granjas Rurais, Salvador	Owned	N/A	Land and building held for sale

Lakeland Protective Real Estate 59 Bury Court Brantford, ON N3S 0A9 - Canada	Owned	N/A	Sales Warehouse

Industrias Lakeland S.A. de C.V. Carretera a Santa Rita, Calle Tomas Urbina #1 Jerez de Garcia, Salinas, Zacatecas, Mexico	Owned	N/A	Administration Manufacturing Warehouse Sales

Industrias Lakeland S.A. de C.V. Carretera a Santa Rita, Calle Tomas Urbina #1 Jerez de Garcia, Salinas, Zacatecas, Mexico	Owned	N/A	Land Only

Weifang Lakeland Safety Products Co., Ltd. Plant #1 No. 61 South Huaan Road, AnQui City, Shandong Province, PRC 262100	Owned(1)	N/A	Administration Manufacturing Warehouse Sales

Lakeland Industries, Inc. (Headquarters) 3555 Veterans Memorial Highway, Suite C Ronkonkoma, NY 11779	$52,350	5/31/2018 then month to month	Administration Sales

Lakeland Industries, Inc. 1701 4th Avenue SE Decatur, AL 35603	$24,000	Month to month	Warehouse

Total Warehouse, Inc. 3030 North Lamb Blvd, Ste 103 Las Vegas, NV 89115	By case	Annual – auto renew	Warehouse

Safety Pro, LLC 14027 Memorial Drive #300 Houston, TX 77079	By case	Annual – auto renew	Warehouse

Address	Annual Rent	Lease Expiration	Principal Activity

Lakeland Industries, Inc. 311 Curie Drive Alpharetta, GA 30005	$63,000	7/31/2018	Warehouse

Lakeland Argentina, SRL Cuba 4870 San Martin Provincia de Buenos Aires, Argentina	$111,600	11/30/2018	Administration Manufacturing* Warehouse Sales

Lakeland Industries Chile Limitado Roman Spech 3283, Comunica Quinta Normal, Santago, Chile	$61,000	1/31/2020	Administration Warehouse Sales

Lakeland (Beijing) Safety Products Co., Ltd. Unit 503, Building B, Sinolight Plaza No. 4 Wangjing Qiyang Road, Chaoyang District Beijing 100102 PRC	$42,100	5/31/2019	Sales

Lakeland (Beijing) Safety Products Co., Ltd. Unit 502, Building B, Sinolight Plaza No. 4 Wangjing Qiyang Road, Chaoyang District Beijing 100102 PRC	$20,000	5/31/2019	Sales

Lakeland (Beijing) Safety Products Co., Ltd. Warehouse 3, Chaoyand Road, Tianmu Town, Beichen District, Tianjin, PRC	$62,000	8/31/2018	Warehouse

Lakeland (Beijing) Safety Products Co., Ltd. Warehouse 3+, Chaoyand Road, Tianmu Town, Beichen District, Tianjin, PRC	$19,000	8/31/2018	Warehouse

Lakeland (Beijing) Safety Products Co., Ltd. Unit 1104, Number 570 Shengxia Road Zhangjing Science and Technology Park District Shanghai City, PRC	$34,000	08/31/2019	Administration Sales

Weifang Lakeland Safety Products Co., Ltd Dasen Logistic Company, Shuangfeng Road, Anqui City, Shandong Province, PRC 262100	$44,200	12/14/2018	Warehouse

Lakeland Glove and Safety Apparel Private, Ltd. Plots 50, Noida Special Economic Zone New Delhi, India	$1,900 (2)	11/13/2028	Warehouse Sales

Lakeland Glove and Safety Apparel Private, Ltd. Plots 81, Noida Special Economic Zone New Delhi, India	$3,500 (2)	02/01/2024	Warehouse Sales

Address	Annual Rent	Lease Expiration	Principal Activity

Lakeland Glove and Safety Apparel Private, Ltd. Plot B-42, Sector 2 Noida, District-Gautam Budh Nagar, India	$15,600	7/31/2018	Sales

Art Prom, LLC Varashilova Street 5/1, Ust-Kamnogorsk, Kazakhstan, 070002	$1,100	9/1/2018	Manufacturing* Warehouse Sales

RussIndProtection, Ltd. 201, vlad. 4B, str.1, 38km, MKAD Moscow, Russia 117574	$10,500	12/31/2018	Warehouse Sales

Lakeland Industries Europe Ltd. Unit 9/10 Park 2, Main Road New Port, East Yorkshire HU15 2RP United Kingdom	Approximately $66,000 (varies with exchange rates)	March 2023 (with 8-year review period from 4/2011	Warehouse Sales

Lakeland (Vietnam) Industries Co., Ltd. Hemlet No.8, Xuan Trung Commune, Xuan Truong District, Nam Dinh Province, Vietnam	$360,000	1/20/2022	Administration Manufacturing Warehouse Sales

(1) We own the buildings in which we conduct the majority of our manufacturing operations in China and lease the land underlying the buildings from the Chinese government. We have 29 years remaining under the leases with respect to the AnQui City facilities.

(2) We lease the underlying land from the SEZ, but we own the buildings on Plots 50 & 51.

* A small amount of manufacturing is done locally, but most sales are made in other Lakeland facilities.

Our facilities in Alabama, Mexico, China, India, and Argentina contain equipment used for the design, development, manufacture and sale of our products. Our operations in Canada, United Kingdom, Chile, Hong Kong, Russia, and Kazakhstan are primarily sales and warehousing operations receiving goods for resale from our manufacturing facilities around the world. We had $1.99 million and $2.09 million of net property and equipment located in the US; $1.92 million and $2.05 million in China; $1.99 million and $2.05 million in Mexico as of January 31, 2018 and 2017, respectively.

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

	Price Range of Common Stock
	High	Low
Fiscal 2018
First Quarter	$11.10	$9.95
Second Quarter	16.45	10.25
Third Quarter	16.00	13.40
Fourth Quarter	15.10	13.75
Fiscal 2017
First Quarter	$13.75	$8.69
Second Quarter	10.14	8.11
Third Quarter	10.62	9.36
Fourth Quarter	11.50	9.70

Holders

Holders of our Common Stock, approximately 29 of record, are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders. No cumulative voting with respect to the election of directors is permitted by our Articles of Incorporation. The Common Stock is not entitled to preemptive rights and is not subject to conversion or redemption. Upon our liquidation, dissolution or winding-up, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding stock that may be issued in the future having prior rights on such distributions and payment of other claims of creditors. Each share of Common Stock outstanding as of the date of this Annual Report is validly issued, fully paid and nonassessable.

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

Registration Statement

On March 24, 2017, the Company filed a shelf registration statement on Form S-3 which was declared effective by the SEC on April 11, 2017. The shelf registration statement permits the Company to sell, from time to time, up to an aggregate of $30.0 million of various securities, including shares of common stock, shares of preferred stock, debt securities, warrants to purchase common stock, preferred stock, debt securities, and/or units, rights to purchase common stock, preferred stock, debt securities, warrants and/or units, units of two or more of the foregoing, or any combination of such securities, not to exceed one-third of the Company’s public float in any 12-month period. The public offering of common stock effectuated by the Company in FY18 was pursuant to this Registration Statement.

ITEM 6. Selected Financial Data

The following selected consolidated financial data as of and for our FY18, FY17, FY16, FY15 and FY14 has been derived from our audited consolidated financial statements. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K, and other data we have filed with the U.S. Securities and Exchange Commission.

.

	Summary of Operations Year Ended January 31,
	(in thousands, except share and per share data)
	2018	2017	2016	2015*	2014*
Income Statement Data:
Net sales from continuing operations	$95,987	$86,183	$99,646	$93,419	$84,173
Operating profit from continuing operations	8,477	6,847	11,812	6,691	4,053
Income from continuing operations before income taxes	8,343	6,273	10,907	2,898	2,679
Income tax expense (benefit)	7,903	2,380	3,117	(8,188)	(2,851)
Net income from continuing operations	440	3,893	7,790	11,086	5,530
Net loss on discontinued operations, net of tax	—	—	(3,936)	(2,687)	(5,650)

Earnings per share from continuing operations - basic	$0.06	$0.54	$1.09	$1.78	$0.97

Earnings per share from continuing operations – diluted	$0.06	$0.53	$1.07	$1.75	$0.96
Weighted average common shares outstanding
Basic	7,638,264	7,257,553	7,171,965	6,214,303	5,689,230
Diluted	7,691,553	7,327,248	7,254,340	6,325,525	5,771,226
Balance Sheet Data:
Current assets	$76,500	$60,086	$62,117	$68,635	$65,481
Total assets	94,531	84,554	88,260	93,208	80,483
Current liabilities	10,379	12,331	19,958	26,222	26,835
Long-term liabilities	1,312	716	786	3,730	9,171
Stockholders’ equity	82,840	71,507	67,516	63,256	44,477

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

Overview

In FY18, consolidated operating income for continuing operations was $8.5 million in FY18 compared to $6.8 million in FY17 and $11.8 million in FY16. This is largely due to the significant sales in FY16 of Lakeland branded products due to both the Ebola and bird flu crises with no such sales in FY17 or FY18 and cost containment efforts in FY18 including shifting production to our more cost effective manufacturing facilities in China and Mexico from the US.

On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law.  The 2017 Tax Cuts and Jobs Act (the “Tax Act”) reduces the federal corporate income tax rate to 21% from 35% effective January 1, 2018.  The Tax Act requires us to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our US deferred tax assets as well as reassessing the net realizability of our deferred tax assets.  The Company completed this re-measurement and reassessment in the recently completed fiscal year. The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of our net deferred tax asset to $7.6 million with related income tax expense of $5.1 million, thus dramatically increasing our effective tax rate in the fiscal year ended January 31, 2018.

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

We manufacture and sell a comprehensive line of safety garments and accessories for the industrial and public protective clothing market. Domestically our products are sold by our in-house customer service group, our regional sales managers and independent sales representatives to a network of over 1,200 North American safety and mill supply distributors. These distributors in turn supply end user industrial customers, such as integrated oil, chemical/petrochemical, utilities, automobile, steel, glass, construction, smelting, munition plants, janitorial, pharmaceutical, mortuaries and high technology electronics manufacturers, as well as scientific and medical laboratories. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, sales are to a mixture of end users directly and to industrial distributors depending on the particular country market. Sales are made to more than 40 or more foreign countries but are primarily in China, European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, Australia and Southeast Asia.

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States of America and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico and China, we have seen improvements in the profit margins for these products. Our net sales from continuing operations attributable to customers outside the United States of America were $45.5 million, $39.6 million, and $43.1million for the years ended January 31, 2018, 2017, and 2016 respectively.

We anticipate our R&D expenses to increase to $0.5 million in FY19 from $0.3 million in FY18, $0.3 million in FY17 and $0.2 million in FY16 as we continue to develop vertical product lines for new markets and expand introduction of these product lines globally.  R&D costs associated with compliance with the new CE PPE Regulation in FY18 will not be ongoing, but will be replaced by certification and testing equipment costs associated with shifting production of CE and NFPA products to new manufacturing facilities in India and Vietnam.

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

Revenue Recognition. The Company derives its sales primarily from its limited use/disposable protective clothing and secondarily from its sales of reflective clothing, high-end chemical protective suits, firefighting and heat protective apparel, reusable woven garments and gloves and arm guards. Sales are recognized when goods are shipped, at which time title and the risk of loss pass to the customer. Sales are reduced for sales returns and allowances. Payment terms are generally net 30 days for United States sales and net 90 days for international sales.

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

For larger orders, except in its Lakeland Fire product line, the Company absorbs the cost of shipping and handling. For those customers who are invoiced the cost of shipping and handling fees, such amounts are included in net sales. Shipping and handling costs associated with outbound freight are included in operating expenses and aggregated approximately $2.2 million, $2.0 million and $2.5 million in FY18, FY17, and FY16 respectively.

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

Inventories, net. Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or net realized value. Provision is made for slow-moving, obsolete or unusable inventory.

Goodwill. Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is evaluated for impairment at least annually; however, this evaluation may be performed more frequently when events or changes in circumstances indicate the carrying amount may not be recoverable. Factors that the Company considers important that could identify a potential impairment include: significant changes in the overall business strategy and significant negative industry or economic trends. Management assesses whether it is more likely than not that goodwill is impaired and, if necessary, compares the fair value of the reporting unit to the carrying value. Fair value is generally determined by management either based on estimating future discounted cash flows for the reporting unit or by estimating a sales price for the reporting unit based on multiple of earnings. These estimates require the Company's management to make projections that can differ from actual results.

Impairment of Long-Lived Assets. The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The Company measures any potential impairment on a projected undiscounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. As of January 31, 2018, a non-cash impairment charge was recorded to reflect the change in the carrying value from $0.9 million to $0.2 million as the Company believes this to be the recoverable value of this asset held for sale on the Company’s consolidated balance sheet.

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

Foreign Operations and Foreign Currency Translation. The Company maintains manufacturing operations in the People’s Republic of China, Mexico, India, and Argentina and can access independent contractors in China, Vietnam, Argentina, and Mexico. It also maintains sales and distribution entities located in China, Canada, the U.K., Chile, Argentina, Russia, Kazakhstan, India, and Mexico. The Company is vulnerable to currency risks in these countries. The functional currency for the United Kingdom subsidiary is the Euro; the trading company in China, the RMB; the Canadian Real Estate subsidiary, the Canadian dollar; and the Russian operation, the Russian Ruble and the Kazakhstan operation the Kazakhstan Tenge. All other operations have the US dollar as its functional currency.

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

Significant Balance Sheet Fluctuation January 31, 2018, as Compared to January 31, 2017

Balance Sheet Accounts. Cash increased by $5.4 million in FY18 as the Company minimized capital expenditures in the current year in anticipation of a continuation of the enterprise resource planning (“ERP”) project, the set-up of manufacturing facilities in Vietnam and India, and planned equipment purchases in FY19. The Company’s cash position was significantly enhanced by $10.1 million of net proceeds of a public offering of Common Stock in FY18 which also facilitates a reduction in borrowings under the revolving credit facility of $4.9 million. Inventory net of reserves increased $7.4 million as the Company stocked core product for an anticipated increased seasonal demand in Q1 and Q2 FY19 and as the Company addresses a strategic initiative for on time shipments and increased value in the customer service area. The Company experienced an increase in accounts receivables of $3.4 million as strong demand continues, a decrease in assets held for sale due to an impairment write-down of $0.8 million and a decrease to deferred income tax of $6.0 million primarily as a result of the change in the US tax code and the corresponding one-time non-cash charges involved. Accounts payables increased $2.1 million primarily in China as a result of material demands in anticipation of increased volume in Q1 and Q2 FY19 and due to product development requirements.

Results of Operations

The following table sets forth our historical results of continuing operations for the years and three-months ended January 31, 2018, 2017, and 2016 as a percentage of our net sales from operations.

	For the Three Months Ended January 31, (Unaudited)		For the Year Ended January 31,
	2018	2017	2018	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.6%	61.8%	62.3%	63.3%	63.5%
Gross profit	39.4%	38.2%	37.7%	36.7%	36.5%
Operating expenses	34.8%	29.7%	28.9%	28.8%	24.6%
Operating profit (loss)	4.6%	8.5%	8.8%	7.9%	11.9%
Other income, net	0.1%	0.8%	0.0%	0.1%	(0.2)%
Interest expense	(0.1)%	(0.5)%	(0.2)%	(0.7)%	(0.8)%
Income (loss) before tax	4.6%	8.8%	8.7%	7.3%	10.9%
Income tax expense (benefit)	24.1%	4.1%	8.2%	2.8%	3.1%
Net income (loss)	(19.6)%	4.7%	0.5%	4.5%	7.8%

For purposes of the Management’s Discussion, the reference to “Q” shall mean “Quarter.” Thus “Q4” means the fourth quarter of the applicable fiscal year.

Year Ended January 31, 2018, Compared to the Year Ended January 31, 2017

Net Sales. Net sales from continuing operations increased to $96.0 million for the year ended January 31, 2018 compared to $86.2 million for the year ended January 31, 2017, an increase of 11.4%. Overall sales volume was increased due to an improvement in the global industrial sector partially resulting from a continuing upturn in the oil and gas industry as well as currency strengthening in China, Canada, Mexico, the UK, and Chile in which we conduct business. Sales in the US increased $4.3 million or 8.6% due primarily to a stronger market in the industrial sector, increased sales into oil field service companies and refinery operations, and increased sales into national accounts. USA sales of disposables increased by $3.1 million, chemical sales increased $0.4 million, fire sales increased $0.3 million, and wovens sales increased $0.6 million reflecting a strengthening in the US economy. Gloves and reflective sales remained essentially level in a year over year comparison. Wovens and fire protection sales combined increased $0.9 million or 9.7% mostly due to focused penetration of fire retardant “FR” cotton coveralls into the pipeline industry where activity is increasing. Sales in China and to the Asia Pacific Rim were up $12.0 million or 29.5% as industrial activity improved, several larger customers began replacing depleted inventories, intercompany demand increased, and the Company worked through a large backlog, and as that region experienced moderate revaluation against the USD. Canada sales increased by $1.3 million or 17.8% as that country continues to experience an oil and gas turnaround requiring protective wear and as some customers replenished their stock in response to higher than forecasted demand at higher price points. UK sales increased modestly to $9.1 million or 1.5% mostly due to new distributors placing stocking orders. Russia and Kazakhstan sales combined had an increase of $1.2 million or 107.4% and Latin America sales increased $0.5 million or 7.3% due to continuously improving economies.

Gross Profit. Gross profit from continuing operations increased $4.6 million, or 14.4%, to $36.2 million for the year ended January 31, 2018, from $31.6 million for the year ended January 31, 2017. Gross profit as a percentage of net sales increased from 36.7% for the year ended January 31, 2017 to 37.7% for the year ended January 31, 2018 Major factors driving gross margins were:

•	Disposables gross margins increased 2.5 percentage points as the Company continues to contain cost and maximize production efficiency and as volume increased and sales of higher margin cleanroom products gained traction.
•	Chemical gross margin increased by 4.4 percentage points primarily due to higher volume sales mix and due to a reduction in force in the US to move production to our more cost effective facilities in Mexico and China during Q1FY17 which resulted in severance payments in that quarter, and product mix.
•	Reflective gross margins increased 4.3 percentage points as a result of product mix and price increases for some products.
•	Glove gross margins increased 5.0 percentage points due to product mix.
•	Wovens gross margins increased 7.5 percentage points as the Company increased sales of higher margin FR products into the pipeline industry in Q1FY18.
•	Chile’s gross margin increased 8.8 percentage points as sales into the industrial category rebounded and Argentina’s gross margin decreased 6.2 percentage points primarily due to a shift in the product mix.

Operating Expense. Operating expenses of continuing operations increased 11.8% from $24.8 million for the year ended January 31, 2017 to $27.7 million for the year ended January 31, 2018. Operating expenses as a percentage of net sales was 28.9% for the year ended January 31, 2018 up from 28.8 % for the year ended January 31, 2017. The main factors for the increase in operating expenses are a $0.8 million increase in professional fees due to various legal and accounting fees, a $0.7 million increase in sales salaries as the Company continues to grow its sales force, a $0.8 million impairment charge related to the Company’s assets held for sale in Brazil, a $0.4 million charge to bad debts primarily due to an increase in the allowance for slow paying customers, a $0.3 million increase to currency fluctuation in the normal course of business, a $0.2 million increase to freight out as volume increased and as a result of rush shipments associated with the backlog as well as freight line price increases, a $0.2 million increase to advertising promotions, a $0.2 million increase to payroll administration as a result of year-end bonus accruals, a $0.1 million increase to equity compensation due to the implementation of the 2017 executive long term incentive plan, as well as a $0.6 million decrease to officer salaries resulting from the reduction of one officer due to retirement, a $0.3 million reduction to depreciation in the normal course of business, and various smaller increases and reductions in multiple areas.

Operating Profit. Operating profit from continuing operations increased to a profit of $8.5 million for the year ended January 31, 2018 up from $6.8 million for the year ended January 31, 2017, mainly as a result of strong sales volume as the global economy saw gains and as currency headwinds prevailed compared to weak sales volume in the year ended January 31, 2017 when the global economy remained very sluggish and currency challenges were prevalent. Operating margins were 8.8% for the year ended January 31, 2018, compared to 7.9% for the year ended January 31, 2017.

Interest Expense. Interest expenses from continuing operations decreased to $0.2 million for the year ended January 31, 2018 from $0.6 million for the year ended January 31, 2017 as the Company reduced borrowings in the year due to greater profitability and a public offering, and utilized lower interest rates from their revolving credit facility.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense from continuing operations was $7.9 million for the year ended January 31, 2018, as compared to an income tax expense of $2.4 million for the year ended January 31, 2017. See “Overview” for the explanation for this significant increase.

Net Income.  Net income from continuing operations decreased to $0.4 million for the year ended January 31, 2018 from $3.9 million for the year ended January 31, 2017. The results for the year ended January 31, 2018 are primarily due to the change in the US tax law, as explained above.

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

Interest Expense. Interest expenses from continuing operations decreased to $0.6 million for the year ended January 31, 2017 from $0.8 million for the year ended January 31, 2016 as the Company reduced borrowings in the year, primarily as a result of greater profitability in the U.S. and the U.K. in FY16.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expense from continuing operations was $2.4 million for the year ended January 31, 2017, as compared to an income tax expense of $3.1 million for the year ended January 31, 2016.

Net Income.  Net income from continuing operations decreased to $3.9 million for the year ended January 31, 2017 from $7.8 million for the year ended January 31, 2016. The results for the year ended January 31, 2017 are primarily due to lower sales volume than in the prior fiscal year.

Fourth Quarter Results

Factors affecting Q4 FY18 results of continuing operations included:

•	We continue to see cost increases in our Chinese manufacturing operations with labor source availability a concern.
•	Stronger volume worldwide due to economic factors including an industrial production increase globally due to the strength of most foreign currencies and job gains in the Energy sector, and an increase in the growth rate in China.
•	Gross profit in Q4 FY18 was 39.4% vs. 38.2% in Q4 FY17, mainly resulting from a reduction in force in the USA taken in Q1 FY17 and the corresponding movement of production to our more efficient operations in China and Mexico, cost containment measures, and the maximization of manufacturing efficiency.

Liquidity and Capital Resources

As of January 31, 2018, we had cash and cash equivalents of approximately $15.8 million and working capital of $66.1 million. Cash and cash equivalents increased $5.4 million and working capital increased $18.3 million from January 31, 2017 as the Company consummated a capital raise and continued cost containment efforts in FY18. International cash management is affected by local requirements and movements of cash across borders can be slowed down significantly.

Of the Company’s total cash and cash equivalents of $15.8 million as of January 31, 2018, cash held in Argentina and Chile of $0.3 million, cash held in Russia of $0.3 million, cash held in the UK of $0.1 million, cash held in India of $0.3 million and cash held in Canada of $0.8 million would not be subject to additional US tax due to the change in the US tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). In the event that the Company repatriated cash from China, of the $1.9 million balance at January 31, 2018 there would be an additional 10% withholding tax incurred in that country. The Company has strategically employed a dividend plan subject to declaration and certain approvals in which its Canadian subsidiary sends dividends to the US in the amount of 100% of the previous year’s earnings, the UK subsidiary sends dividends to the US in the amount of 50% of the previous year’s earnings, and the Weifang China subsidiary sends dividends to the US in declared amounts of the previous year’s earnings. Dividends were declared for our China subsidiary in FY18 in the amount of $5.0 million as approved by the Company’s board of directors in Q4 after management evaluated the impact of The Tax Act in the US and deemed the dividend distribution as beneficial to the Company.

Net cash provided by operating activities of $0.6 million for the year ended January 31, 2018 exceeded net income of $0.4 million and was primarily due to a $6.0 million decrease to deferred income taxes as a result of The Tax Act enactment in the US, an $0.8 million impairment charge to assets held for sale for management’s change in the estimate of the fair value, and an increase of $2.0 million to accounts payables, offset by an increase in inventories of $7.1 million as the Company prepares for increases in sales volume, an increase in accounts receivable of $3.1 million due to sales volume and timing of collections. Net cash used in investing activities of $0.9 million was a result of equipment purchases and our ongoing ERP implementation. Net cash provided by financing activities of $5.6 million was due primarily to the Company’s public offering in the third quarter of this fiscal year in which approximately $10.1 million was raised, which was offset by the net repayment of borrowings under our revolving credit facility of approximately $4.9 million.

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

We currently have one senior credit facility: $20 million revolving credit facility which commenced May 10, 2017, of which we had $0 million of borrowings outstanding as of January 31, 2018, expiring on May 10, 2020, at a current per annum rate of 3.08%. Maximum availability in excess of amount outstanding at January 31, 2018 was $20.0 million. Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to fixed charge coverage ratio and limits on capital expenditures and investments in foreign subsidiaries. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our primary lender, SunTrust Bank, has a security interest in substantially all of our US assets and pledges of 65% of the equity of the Company’s foreign subsidiaries. If our lender declares amounts outstanding under the credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business. We believe that our current availability under our senior credit facility, coupled with our anticipated operating cash and cash management strategy, is sufficient to cover our liquidity needs for the next 12 months.

Stock Repurchase Program. On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. The Company has not repurchased any stock under this program as of the date of this filing.

Capital Expenditures. Our capital expenditures through Q4 FY18 of $0.9 million principally relate to additions to equipment in China and manufacturing equipment, computer systems and leasehold improvements in the USA. We anticipate FY19 capital expenditures to be approximately $2.0 million as there is an Enterprise Resource Planning (“ERP”) project in process and we are expanding our manufacturing capacity to include Vietnam and India operations.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

New Accounting Pronouncements Recently Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This update requires an entity that determines the cost of inventory by methods other than last-in, first-out and the retail inventory method to measure inventory at the lower of cost and net realizable value. The Company adopted this guidance in the first quarter of FY18 using a prospective application. The adoption of this guidance did not have a material impact to the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The Company adopted this guidance in the first quarter of FY18, which did not have a material impact to the consolidated financial statements and related disclosures. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement will be applied prospectively. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the awards are exercised or settled. The Company does not expect the impact to be material to the consolidated results of operations; however, such determination is subject to change based on facts and circumstances at the time when awards vest or settle. The Company accounts for forfeitures of share-based awards when they occur. The Company will apply the amendments related to the presentation of excess tax benefits on the consolidated statement of cash flows using a retrospective transition method, and as a result, excess tax benefits related to share-based awards which had been previously classified as cash flows from financing activities will be reclassified as cash flows from operating activities.

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

The Company adopted Topic 606 in the first quarter of its fiscal 2019 using the retrospective transition method. The Company continues to assess the impact of the new standard and design of internal control over financial reporting, but based upon the terms of our agreements we do not expect the adoption to have a material effect on our consolidated financial results. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration that the company expects to be entitled in exchange for those goods or services. While the Company’s evaluation has not been completed, the Company has not identified any information that would indicate that the new guidance will have a material impact on its consolidated financial position, results of operations and cash flows upon adoption in its first quarter of fiscal 2019.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements but has not determined the effects that the adoption of the pronouncement may have on its consolidated financial statements and related disclosures.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within that reporting period. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income,” which allows institutions to elect to reclassify the stranded tax effects from AOCI to retained earnings, limited only to amounts in AOCI that are affected by the tax reform law. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within that reporting period. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to changes in foreign currency exchange rates as a result of our purchases and sales in other countries. To manage the volatility relating to foreign currency exchange rates, we seek to limit, to the extent possible, our non-US dollar denominated purchases and sales.

Most of our assembly arrangements with our foreign-based subsidiaries or third-party suppliers require payment to be made in US dollars or RMB. Any decrease in the value of the US dollar or the Euro, in relation to foreign currencies, could increase the cost of the services provided to us upon contract expirations or supply renegotiations. There can be no assurance that we will be able to increase product prices to offset any such cost increases, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Our primary risk from foreign currency exchange rate changes is presently related to non-US dollar denominated sales in China, Canada and Europe and, to a smaller extent, in South American countries and in Russia. Our sales to customers in Canada are denominated in Canadian dollars, in Europe in Euros and British pounds, and in China in RMB and US dollars. If the value of the US dollar increases relative to the Canadian dollar, the Pound, the Euro, or the RMB then our net sales could decrease as our products would be more expensive to these international customers because of changes in rate of exchange. We manage the foreign currency risk when appropriate through the use of rolling 90-day forward contracts against the Canadian dollar and Euro and through cash flow hedges in the US against the RMB and the Euro. We do not hedge other currencies at this time. In the event that non-US dollar denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results.

Interest Rate Risk

We are exposed to interest rate risk with respect to our credit facilities, which have variable interest rates based upon the London Interbank Offered Rate. At January 31, 2018, we had approximately $1.5 million in borrowings outstanding under our term loan with our primary lender. If the interest rate applicable to this variable rate debt (assuming full borrowing of $20 million) rose 1% in the year ended January 31, 2018, our interest expense would have increased $0.2 million.

Tax Risks

We are exposed to tax rate risk with respect to our deferred tax asset.

Tax Reform

On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law.  The 2017 Tax Cuts and Jobs Act (the Tax Act) reduces the federal corporate income tax rate to 21% from 35% effective January 1, 2018.  As a result of the Tax Act, we applied a blended U.S. statutory federal income tax rate of 33.81%. The Tax Act requires us to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax (see below), re-measuring our US deferred tax assets as well as reassessing the net realizability of our deferred tax assets.  The Company completed this re-measurement and reassessment in the fiscal year.  The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of our net deferred tax asset to $7.6 million with related income tax expense of $5.1 million, thus dramatically increasing our effective tax rate in the fiscal year ended January 31, 2018.

Transition Tax

Upon enactment, there is a one-time deemed repatriation tax on undistributed foreign earnings and profits (the “transition tax”). This tax is assessed on the U.S. Shareholder’s share of the foreign corporation’s accumulated foreign earnings and profits that have not previously been taxed.  Earnings in the form of cash and cash equivalents will be taxed at a rate of 15.5% and all other earnings and profits will be taxed at a rate of 8.0%.  We recognized tax expense of $5,120,928 related to the transition tax in 2017.  However, foreign tax credits were used in the amount of $5,120,928 to fully offset this transition tax and the Company will not incur any cash outlay related to this tax.

We previously considered substantially all of the earnings in our non-U.S. subsidiaries to be indefinitely reinvested outside the U.S. and, accordingly, recorded no deferred income taxes on such earnings.  At this time, and until we fully analyze the applicable provisions of the Tax Act, our intention with respect to unremitted foreign earnings is to continue to indefinitely reinvest outside the U.S. those earnings needed for working capital or additional foreign investment.  Apart from the Transition Tax, any incremental deferred income taxes on the unremitted foreign earnings and profits are not expected to be material.

While the Tax Act provides for a modified territorial tax system, beginning in FY19, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company does not expect that the GILTI income inclusion will result in significant U.S. tax beginning in FY19. The BEAT provisions in the Tax Act eliminates the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The Company does not expect that the BEAT provision will result in significant U.S. tax beginning in FY19. In addition, the Company intends to account for the GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended  January 31, 2018.

We may be exposed to continuing and other liabilities arising from our former Brazilian operations.

During the fiscal year ended January 31, 2016 the Company formally completed the terms of the “Shares Transfer Agreement” and executed its exit from Brazil, but we may continue to be exposed to certain liabilities arising in connection with the prior operations of Lakeland Brazil. The Company understands that under the laws of Brazil, a concept of fraudulent conveyance exists, which may hold a parent company liable for the liabilities of a former Brazilian subsidiary in the event some level of fraud or misconduct is shown during the period that the parent company owned the subsidiary. While the Company believes that there has been no such fraud or misconduct relating to operations of and their exit from Brazil, there can be no assurance that the courts of Brazil will not make such a finding. The risk of exposure to the Company continues to diminish as the former subsidiary continues to operate, as the statute of limitations for claiming fraudulent conveyance has now expired, as labor cases pre-dating the expiration of the statute of limitations are concluded, except the four open cases, so as to preclude any such finding, and as pre-shares transfer agreement liabilities are satisfied. As the former subsidiary has stayed in operation for a period of greater than two years, the Company believes the risk of a finding of fraudulent conveyance has virtually been eliminated.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2018. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon an evaluation performed, our management concluded that as of January 31, 2018 our internal control over financial reporting was effective.

Friedman LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended January 31, 2018, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified attestation report on our internal control over financial reporting as of January 31, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Lakeland Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Lakeland Industries, Inc. and Subsidiaries (collectively, the “Company”) as of January 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of January 31, 2018 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Friedman LLP

We have served as the Company’s auditor since 2016.

New York, New York
April 16, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Lakeland Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended January 31, 2016 of Lakeland Industries, Inc. and Subsidiaries (the “Company”). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. For the year ended January 31, 2016, we did not audit the financial statements of Weifang Lakeland Safety Products Co. Ltd. and Lakeland (Beijing) Safety Products Co., Ltd., wholly owned subsidiaries, which statements reflect total revenues of approximately $12,154,000 constituting 12%, respectively, of the related consolidated totals in 2016. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Weifang Lakeland Safety Products Co., Ltd., and Lakeland (Beijing) Safety Products Co., Ltd. is based solely on the reports of the other auditors.

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

In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year then ended January 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Mazars USA LLP

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

41

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended January 31, 2018, 2017 and 2016

($000’s) except share information

	2018	2017	2016
Net sales from continuing operations	$95,987	$86,183	$99,646
Cost of goods sold from continuing operations	59,784	54,546	63,313
Gross profit from continuing operations	36,203	31,637	36,333
Operating expenses from continuing operations	27,726	24,790	24,521
Operating profit from continuing operations	8,477	6,847	11,812
Other income (loss), net from continuing operations	29	46	(120)
Interest expense from continuing operations	(163)	(620)	(785)
Income before taxes from continuing operations	8,343	6,273	10,907
Income tax expense from continuing operations	7,903	2,380	3,117
Net income from continuing operations	$440	$3,893	$7,790
Noncash reclassification of Other Comprehensive Income To Statement of Operations (no impact on stockholders’ equity)	—	—	(1,286)
Loss from operations from discontinued operations	—	—	(3,538)
Loss from disposal of discontinued operations	—	—	(515)
Loss before taxes for discontinued operations	—	—	(5,339)
Income tax benefit from discontinued operations	—	—	(1,403)
Net loss from discontinued operations	—	—	(3,936)
Net income	$440	$3,893	$3,854
Net income (loss) per common share - Basic:
Income from continuing operations	$0.06	$0.54	$1.09
Loss from discontinued operations	$—	$—	$(0.55)
Net Income	$0.06	$0.54	$0.54
Net income (loss) per common share - Diluted:
Income from continuing operations	$0.06	$0.53	$1.07
Loss from discontinued operations	$—	$—	$(0.54)
Net Income	$0.06	$0.53	$0.53
Weighted average common shares outstanding:
Basic	7,638,264	7,257,553	7,171,965
Diluted	7,691,553	7,327,248	7,254,340

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended January 31, 2018, 2017 and 2016

($000)’s

	2018	2017	2016

Net income	$440	$3,893	$3,854
Other comprehensive income (loss):
Cash flow hedges	(26)	52	(159)
Foreign currency translation adjustments	757	(250)	(597)
Brazil noncash reclassification of other comprehensive income to Statement of Operations (transfer of Lakeland Brazil shares)	—	—	1,286
Other comprehensive income (loss)	731	(198)	530
Comprehensive income	$1,171	$3,695	$4,384

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

January 31, 2018 and 2017

($000’s) except share information

	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$15,788	$10,365
Accounts receivable, net of allowance for doubtful accounts of $480 and $417 at January 31, 2018 and 2017, respectively	14,119	10,704
Inventories, net of allowance of $2,422 and $2,305 at January 31, 2018 and 2017, respectively	42,919	35,535
Prepaid VAT and other taxes	2,119	1,361
Other current assets	1,555	2,121
Total current assets	76,500	60,086
Property and equipment, net	8,789	8,527
Assets held for sale	150	901
Deferred tax assets	7,557	13,515
Prepaid VAT and other taxes	310	478
Other assets	354	176
Goodwill	871	871
Total assets	$94,531	$84,554
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,057	$4,928
Accrued compensation and benefits	1,771	1,311
Other accrued expenses	1,182	1,024
Current maturity of long-term debt	158	50
Short-term borrowings	211	153
Borrowings under revolving credit facility	—	4,865
Total current liabilities	10,379	12,331
Long-term portion of debt	1,312	716
Total liabilities	11,691	13,047
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $0.01 par; authorized 10,000,000 shares, Issued 8,472,640 and 7,620,215; outstanding 8,116,199 and 7,263,774 at January 31, 2018 and 2017, respectively	85	76
Treasury stock, at cost; 356,441 shares at January 31, 2018 and 2017	(3,352)	(3,352)
Additional paid-in capital	74,917	64,764
Retained earnings	12,841	12,401
Accumulated other comprehensive loss	(1,651)	(2,382)
Total stockholders' equity	82,840	71,507
Total liabilities and stockholders' equity	$94,531	$84,554

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended January 31, 2018, 2017 and 2016

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
		($000’s)		($000’s)	($000’s)	($000’s)	($000’s)	($000’s)
Balance, January 31, 2015	7,414,037	$74	(356,441)	$(3,352)	$64,594	$4,654	$(2,714)	$63,256

Net income	—	—	—	—	—	3,854	—	3,854
Other comprehensive income	—	—	—	—	—	—	530	530
Stock-based compensation:
Director Stock Options Exercised	6,130	—	—	—	40	—	—	40
Restricted stock issued	190,436	2	—	—	(2)	—	—	—
Restricted Stock Plan	—	—	—	—	586	—	—	586
Return of shares in lieu of payroll tax withholding	—	—	—	—	(750)	—	—	(750)
Balance, January 31, 2016	7,610,603	$76	(356,441)	$(3,352)	$64,468	$8,508	$(2,184)	$67,516

Net income	—	—	—	—	—	3,893	—	3,893
Other comprehensive loss	—	—	—	—	—	—	(198)	(198)
Stock-based compensation:
Director Stock Options Exercised	5,000	—	—	—	41	—	—	41
Restricted stock issued	4,612	—	—	—	—	—	—	—
Restricted Stock Plan	—	—	—	—	276	—	—	276
Return of shares in lieu of payroll tax withholding	—	—	—	—	(21)	—	—	(21)
Balance, January 31, 2017	7,620,215	$76	(356,441)	$(3,352)	$64,764	$12,401	$(2,382)	$71,507

Net income	—	—	—	—	—	440	—	440
Other comprehensive income	—	—	—	—	—	—	731	731
Stock-based compensation:
Restricted stock issued	43,675	—	—	—	—	—	—	—
Restricted Stock Plan	—	—	—	—	424	—	—	424

Return of shares in lieu of payroll tax withholding	—	—	—	—	(376)	—	—	(376)
Sale of common shares in a public offering, net of issuance costs of approximately $1.0 million	808,750	9	—	—	10,105	—	—	10,114
Balance, January 31, 2018	8,472,640	$85	(356,441)	$(3,352)	$74,917	$12,841	$(1,651)	$82,840

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended January 31, 2018, 2017 and 2016

(000’s)

	January 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$440	$3,893	$3,854
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for (recovery of) inventory obsolescence	117	(261)	113
Provision for (recovery of) doubtful accounts	63	(176)	145
Reserve against note receivable from former Brazilian subsidiary for doubtful collectability	—	—	2,286
Deferred income taxes	5,957	734	(57)
Depreciation and amortization	775	1,194	986
Stock based and restricted stock compensation	424	276	586
Loss on disposal of property and equipment	3	138	19
Interest expense resulting from Arbitration Award	—	—	(111)
Impairment write-down on assets held for sale	751	200	—
Noncash reclassification of other comprehensive income to statement of operations due to the disposal of Brazil	—	—	1,286
(Increase) decrease in operating assets:
Accounts receivable	(3,068)	896	1,443
Inventories	(7,109)	5,494	(4,239)
Prepaid VAT and other taxes	(759)	(218)	574
Other current assets	550	(629)	321
Increase (decrease) in operating liabilities:
Accounts payable	1,955	585	(3,306)
Accrued expenses and other liabilities	658	(504)	250
Net cash used by the sale of Brazil	(109)	(129)	(1,147)
Accrued expenses for disposal of Brazil	—	—	238
Arbitration award in Brazil	—	—	(3,759)
Net cash provided by (used in) operating activities	648	11,493	(518)
Cash flows from investing activities:
Proceeds from sale of property	—	—	451
Note receivable from former Brazilian subsidiary for doubtful collectability	—	—	(2,286)
Purchases of property and equipment	(905)	(413)	(840)
Net cash used in investing activities	(905)	(413)	(2,675)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(4,865)	(4,593)	3,816
Loan repayments, short-term	(147)	(4,529)	(2,125)
Loan borrowings, short-term	101	1,329	3,226
Loan repayments, long-term	(854)	(25)	(23)
Loan borrowings, long-term	1,575	—	—
UK borrowings (repayments) under line of credit facility and invoice financing facilities, net	31	134	(478)
Proceeds from exercise of stock options	—	41	40
Shares returned to pay employee taxes under restricted stock program	(376)	(21)	(750)
Proceeds from public offering, net of issuance costs of approximately $1.0 million	10,114	—	—
Net cash (used in) provided by financing activities:	5,579	(7,664)	3,706
Effect of exchange rate changes on cash and cash equivalents	101	(73)	(200)
Net increase in cash and cash equivalents	5,423	3,343	313
Cash and cash equivalents at beginning of year	10,365	7,022	6,709
Cash and cash equivalents at end of year	$15,788	$10,365	$7,022
Cash paid for interest	$163	$620	$784
Cash paid for taxes	$1,260	$1,599	$1,826

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Lakeland Industries, Inc. and Subsidiaries (“Lakeland,” the “Company,” “we,” “our” or “us”), a Delaware corporation organized in April 1986, manufactures and sells a comprehensive line of safety garments and accessories for the industrial protective clothing market.

For purposes of these financial statements, FY refers to a fiscal year ended January 31; thus, FY18 refers to the fiscal year ended January 31, 2018.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The following is a description of the Company’s significant accounting policies.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories, net

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or net realized value. Provision is made for slow-moving, obsolete or unusable inventory.

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

Assets held for sale are measured at the lower of carrying value or fair value less cost to sell. Gains or losses are recognized for any subsequent changes to fair value less cost to sell. However, gains are limited to cumulative losses previously recognized. Assets classified as held for sale are not depreciated.

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is evaluated for impairment at least annually; however, this evaluation may be performed more frequently when events or changes in circumstances indicate the carrying amount may not be recoverable. Factors that the Company considers important that could identify a potential impairment include: significant changes in the overall business strategy and significant negative industry or economic trends. Management assesses whether it is more likely than not that goodwill is impaired and, if necessary, compares the fair value of the reporting unit to the carrying value. Fair value is generally determined by management either based on estimating future discounted cash flows for the reporting unit or by estimating a sales price for the reporting unit based on multiple of earnings. These estimates require the Company's management to make projections that can differ from actual results. As of January 31, 2018 and January 31, 2017, no impairment was recorded.

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

Revenue Recognition

The Company derives its sales primarily from its limited use/disposable protective clothing and secondarily from its sales of reflective clothing, high-end chemical protective suits, firefighting and heat protective apparel, reusable woven garments and gloves and arm guards. Sales are recognized when goods are shipped, at which time title and the risk of loss pass to the customer. Sales are reduced for sales returns and allowances. Payment terms are generally net 30 days for United States sales and net 90 days for international sales.

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For larger orders, except in its Lakeland Fire product line, the Company absorbs the cost of shipping and handling. For those customers who are billed the cost of shipping and handling fees, such amounts are included in net sales. Shipping and handling costs associated with the outbound freight are included in operating expenses and aggregated approximately $2.2 million in FY18, $2.0 million in FY17 and $2.5 million for FY16.

Advertising Costs

Advertising costs are expensed as incurred and included in operating expenses on the consolidated statement of operations. Advertising and co-op costs amounted to $443,000, $342,000 and $326,000 in FY18, FY17 and FY16, respectively, net of a co-op advertising allowance received from a supplier.

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

Research and Development Costs

Research and development costs include labor, equipment and materials costs and are expensed as incurred and included in operating expenses. Research and development expenses aggregated were approximately $280,000, $463,000 and $165,000 in FY18, FY17 and FY16, respectively.

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Operations and Foreign Currency Translation

The Company maintains manufacturing operations in Mexico, India, Argentina and the People’s Republic of China and can access independent contractors in China, Vietnam, Argentina and Mexico. It also maintains sales and distribution entities located in India, Canada, the U.K., Chile, China, Argentina, Russia, Kazakhstan and Mexico. The Company is vulnerable to currency risks in these countries. The functional currency for the United Kingdom subsidiary is the Euro; the trading company in China, the RMB; the Canadian Real Estate subsidiary, the Canadian dollar; the Russian operation, the Russian Ruble, and the Kazakhstan operation the Kazakhstan Tenge. All other operations have the US dollar as its functional currency.

Pursuant to US GAAP, assets and liabilities of the Company’s foreign operations with functional currencies, other than the US dollar, are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains included in net income for the years ended January 31, 2018, 2017 and 2016, were approximately $1.1 million, $0.4 million and $0.1 million, respectively.

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

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year presentation. These reclassifications have no effect on the accompanying consolidated financial statements.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

New Accounting Pronouncements Recently Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This update requires an entity that determines the cost of inventory by methods other than last-in, first-out and the retail inventory method to measure inventory at the lower of cost and net realizable value. The Company adopted this guidance in the first quarter of FY18 using a prospective application. The adoption of this guidance did not have a material impact to the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The Company adopted this guidance in the first quarter of FY18, which did not have a material impact to the consolidated financial statements and related disclosures. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement will be applied prospectively. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the awards are exercised or settled. The Company does not expect the impact to be material to the consolidated results of operations; however, such determination is subject to change based on facts and circumstances at the time when awards vest or settle. The Company accounts for forfeitures of share-based awards when they occur. The Company will apply the amendments related to the presentation of excess tax benefits on the consolidated statement of cash flows using a retrospective transition method, and as a result, excess tax benefits related to share-based awards which had been previously classified as cash flows from financing activities will be reclassified as cash flows from operating activities.

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company will adopt Topic 606 in the first quarter of its fiscal 2019 using the retrospective transition method. The Company continues to assess the impact of the new standard and design of internal control over financial reporting, but based upon the terms of our agreements we do not expect the adoption to have a material effect on our consolidated financial results. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration that the company expects to be entitled in exchange for those goods or services. While the Company’s evaluation has not been completed, the Company has not identified any information that would indicate that the new guidance will have a material impact on its consolidated financial position, results of operations and cash flows upon adoption in its first quarter of fiscal 2019.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements but has not determined the effects that the adoption of the pronouncement may have on its consolidated financial statements and related disclosures.

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within that reporting period. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income,” which allows institutions to elect to reclassify the stranded tax effects from AOCI to retained earnings, limited only to amounts in AOCI that are affected by the tax reform law. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within that reporting period. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	INVENTORIES, NET

Inventories, net consist of the following (in $000s):

	January 31, 2018	January 31, 2017

Raw materials	$14,767	$14,312
Work-in-process	2,357	1,233
Finished goods	25,795	19,990
	$42,919	$35,535

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment from continuing operations consists of the following:

	Useful Life in Years	January 31, 2018	January 31, 2017
		(000’s)	(000’s)
Machinery and equipment	3-10	$6,116	$6,442
Furniture and fixtures	3-10	328	306
Leasehold improvements	Lease term	1,217	1,207
Land and building (China)	20-30	1,764	1,764
Land and building (Canada)	30	1,982	1,864
Land and buildings (USA)	30	3,460	3,417
Land and buildings (Mexico)	30	2,070	2,070
		16,937	17,070
Less accumulated depreciation and amortization		(8,907)	(8,805)
Assets held for sale		150	901
Construction-in-progress		759	262
		$8,939	$9,428

Depreciation and amortization expense from continuing operations for FY18, FY17 and FY16 amounted to $774,742, $1,194,000 and $985,863, respectively.

The estimated cost to complete construction-in-progress at January 31, 2018 is approximately $2,000,000.

During FY18, conditions in the Brazilian economy caused management to believe that the Company’s assets held for sale in that country should be analyzed for impairment. The analysis resulted in an impairment write-down of $0.7 million for assets that have been identified as held-for-sale by the Company. The write-down is included in operating expenses in the Company’s FY18 consolidated statement of operations. The estimated fair value less costs to sell of the assets written down in FY18, consisting primarily of buildings and land, was approximately $0.2 million. In determining fair value the Company relied upon third party appraisals discounted for economic uncertainties and lack of comparable sales in the area. Of the original approximately $1.1 million, the estimated fair value less costs to sell of the assets held for sale at January 31, 2018 is approximately $0.2 million.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	GOODWILL

On August 1, 2005, the Company purchased Mifflin Valley, Inc., a Pennsylvania manufacturer, the operations of which now comprise the Company’s Reflective division. This acquisition resulted in the recording of $0.9 million in goodwill in FY06. The Company believes that there was no impairment of goodwill for the years ended January 31, 2018, 2017 and 2016. This goodwill is included in the US segment for reporting purposes.

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

Borrowings under the term loan and the revolving credit facility bear interest at an interest rate determined by reference whether the loan is a base rate loan or Eurodollar loan, with the rate election made by the Company at the time of the borrowing or at any time the Company elects pursuant to the terms of the Loan Agreement. The term loan is payable in equal monthly principal installments of $13,125 each, beginning on June 1, 2017, and on the first day of each succeeding month, with a final payment of the remaining principal and interest on May 10, 2020 (subject to earlier termination as provided in the Loan Agreement). For that portion of the term loan that consists of Eurodollar loans, the term loan shall bear interest at the LIBOR Market Index Rate (“LIBOR”) plus 2.0% per annum, and for that portion of the term loan that consists of base rate loans, the term loan shall bear interest at the base rate then in effect plus 1.0% per annum. All principal and unpaid accrued interest under the revolver credit facility shall be due and payable on the maturity date of the revolver. For that portion of the revolver loan that consists of Eurodollar loans, the revolver shall bear interest at LIBOR plus a margin rate of 1.75% per annum for the first six months and thereafter between 1.5% and 2.0%, depending on the Company’s “availability calculation” (as defined in the Loan Agreement) and, for that portion of the revolver that consists of base rate loans, the revolver shall bear interest at the base rate then in effect plus a margin rate of 0.75% per annum for the first six months and thereafter between 0.50% and 1.0%, depending on the availability calculation. As of the closing, the Company elected all borrowings under the Loan Agreement to accrue interest at LIBOR which, as of that date, was 0.99500%. As such, the initial rate of interest for the revolver is 2.745% per annum and the initial rate of interest for the term loan is 2.995% per annum. The Loan Agreement provides for payment of an unused line fee of between 0.25% and 0.50%, depending on the amount by which the revolving credit loan commitment exceeds the amount of the revolving credit loans outstanding (including letters of credit), which shall be payable monthly in arrears on the average daily unused portion of the revolver. There was a $0 balance on revolver at January 31, 2018 and $4.8 million at January 31, 2017.

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

Borrowings in UK

On December 31, 2014, the Company and Lakeland Industries Europe, Ltd, (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with HSBC Bank to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million, based on exchange rates at time of closing) to £1,500,000 (approximately USD $2.3 million, based on exchange rates at time of closing), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million, based on exchange rates at time of closing) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. The balance under this loan outstanding at January 31, 2018 and January 31, 2017 was USD $0.2 million and USD $0.1 million, respectively, and is included in short-term borrowings on the consolidated balance sheet. On December 31, 2016, Lakeland UK entered into an extension of the maturity date of its existing facility with HSBC Invoice Finance (UK) Ltd. to December 19, 2017. Other than the extension of the maturity date and a small reduction of the service charge from 0.9% to 0.85%, all other terms of the facility remained the same. On September 4, 2017 the facility was amended to include Algeria as an approved country. On December 4, 2017 the facility was extended to March 31, 2018 for the next review period and, as of March 9, 2018 the facility was extended to mature on March 31, 2019 with no additional changes to the terms.

Canada Loans

In September 2013, the Company refinanced its loan with the Development Bank of Canada (“BDC”) for a principal amount of approximately $1.1 million in both Canadian dollars and USD (based on exchange rates at time of closing). Such loan was for a term of 240 months at an interest rate of 6.45% per annum with fixed monthly payments of approximately USD $6,048 (CAD $8,169) including principal and interest. It was collateralized by a mortgage on the Company's warehouse in Brantford, Ontario. This loan was paid in full on September 26, 2017. The amount outstanding at January 31, 2017 was USD $716,000 (CAD $1.0 million) in long term borrowings, net of current maturities of USD $50,000.

Argentina Loan

In April 2015, Lakeland Argentina S.R.L. (“Lakeland Argentina”), the Company’s Argentina subsidiary was granted a $300,000 line of credit denominated in Argentine pesos, pursuant to a standby letter of credit granted by the parent company. The line of credit outstanding at January 31, 2018, was approximately $31,000 noted below.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following three loans were made under the $300,000 facility stated above:

On July 1, 2016, Lakeland Argentina and Banco de la Nación Argentina (“BNA”) entered into an agreement for Lakeland Argentina to obtain a loan in the amount of ARS 569,000 (approximately USD $38,000, based on exchange rates at time of closing); such loan was for a term of one year at an interest rate of 27.06% per annum. This agreement was paid in full prior to January 31, 2018.

May 19, 2017 Lakeland Argentina and BNA entered into an agreement for Lakeland Argentina to obtain a loan in the amount of ARS 1.8 million (approximately USD $112,000, based on exchange rates at time of closing); such loan is for a term of one year at an interest rate of 20.0% per annum. The amount outstanding at January 31, 2018 was ARS $0.6 million (approximately USD $31,000 which is included as short-term borrowings on the consolidated balance sheet.)

Below is a table to summarize the debt amounts above (in 000’s):

	Short-Term		Long-term		Current Maturity of Long- term			Revolving Credit Facility
	1/31/2018	1/31/2017	1/31/2018	1/31/2017	1/31/2018		1/31/2017	1/31/2018	1/31/2017
Argentina	$31	$27	$—	$—	$		$—	$—	$—
Canada	—	—	—	716		—	50	—	—
UK	180	126	—	—		—	—	—	—
USA	—	—	1,312	—		158	—	—	4,865
Totals	$211	$153	$1,312	$716		$158	$50	$—	$4,865

Five-year Debt Payout Schedule

This schedule reflects the liabilities as of January 31, 2018, and does not reflect any subsequent event (in 000’s):

	Total	1 Year or less	2 Years	3 Years	4 Years	5 Years	After 5 Years

Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Borrowings in USA	1,470	158	158	1,154	—	—	—
Borrowings in Canada	—	—	—	—	—	—	—
Borrowings in UK	180	180	—	—	—	—	—
Borrowings in Argentina	31	31	—	—	—	—	—
Total	$1,681	$369	$158	$1,154	$—	$—	$—

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	CONCENTRATION OF RISK

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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC; Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, and JSC Bank Centercredit in Kazakhstan. The Company monitors its financial depositories by their credit rating which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There is approximately $12.0 million total included in the U.S. bank accounts and approximately $3.8 million total in foreign bank accounts as of January 31, 2018.

Major Customer

No customer accounted for more than 10% of net sales during FY18, FY17 and FY16.

Major Supplier

Our largest supplier, Precision Fabrics Group, accounted for 11%, 13% and 10% of total purchases in FY18, FY17 and FY16, respectively. There were no other vendors over 10% for either FY18, FY17 or FY16.

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Of the total number of shares awarded at Maximum, there are an aggregate of 56,784 shares underlying restricted stock awards and in addition in the 2017 Plan there are 6,376 shares underlying awards of stock appreciation rights with a base price of $13.80 per share. These stock appreciation rights are classified as liability awards and are remeasured at fair value each reporting period until the award is settled. As of January 31, 2018 the Company has recorded a liability in the amount of $1,913 related to these stock appreciation rights.

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

Under the 2017 Plan, as described above, the Company awarded performance-based restricted stock and stock appreciation rights to eligible employees and directors. Such awards were at either Minimum, Target, Maximum or Cap levels, based on three year EBITDA targets. The Company recognizes expense related to performance-based restricted share awards over the requisite performance period using the straight-line attribution method based on the most probable outcome (minimum, target, maximum, cap or zero) at the end of the performance period and the price of the Company’s common stock price at the date of grant. The Company is recognizing expense related to awards under the 2017 Plan at Maximum and these expenses were $143,010 for the year ended January 31, 2018.

The 2017 Plan is the successor to the Lakeland Industries, Inc. 2015 Stock Plan (the “2015 Plan”). The executive officers and all other employees and directors of the Company and its subsidiaries were eligible to participate in the 2015 Plan. The 2015 Plan authorized the issuance of awards of restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. The 2015 Plan also permitted the grant of awards that qualify for “performance-based compensation” within the meaning of Section 162(m) of the U.S. Internal Revenue Code. The aggregate number of shares of the Company’s common stock that was issuable under the 2015 Plan was 100,000 shares. Under the 2015 Plan, as of January 31, 2018, there were 67,000 shares vested; of which 43,029 shares were issued and 23,971 shares were returned to the Company to pay employee taxes.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2015 Plan, was the successor to the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). The Company’s 2012 Plan authorized the issuance of up to a maximum of 310,000 shares of the Company’s common stock to employees and directors of the Company and its subsidiaries in the form of restricted stock, restricted stock units, performance shares, performance units and other share-based awards. Under the 2012 Plan, as of January 31, 2018, the Company issued 293,887 fully vested shares of common stock, and at January 31, 2018, there are no outstanding shares to vest according to the terms of the 2012 Plan.

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

As of January 31, 2018, unrecognized stock-based compensation expense totaled $0 pursuant to both the 2012 and 2015 Plans and $730,503 pursuant to the 2017 Plan based on the maximum performance award level. Such unrecognized stock-based compensation expense totaled $0 for both the 2012 and 2015 Plans and $294,703 for the 2017 Plan at the minimum performance award level. The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years for the 2017 Plan.

The Company recognized total stock-based compensation costs, which are reflected in operating expenses:

	Year Ended January 31,
	2018	2017	2016
2012 Plan	$206	$(9,354)	$332,691
2015 Plan	197,284	285,354	$253,296
2017 Plan	227,075	—	—
Total stock-based compensation	$424,565	$276,000	$585,987
Total income tax benefit recognized for stock-based compensation arrangements	$153,203	$99,360	$210,995

Shares issued under 2017, 2015 and 2012 Stock Plans	Outstanding Unvested Grants at Maximum at Beginning of FY18	Granted during FY18 through January 31, 2018	Becoming Vested during FY18 through January 31, 2018	Forfeited during FY18 through January 31, 2018	Outstanding Unvested Grants at Maximum at End of January 31, 2018
Restricted stock grants – employees	67,619	42,291	40,570	27,049	42,291
Restricted stock grants – non-employee directors	—	14,493	—	—	14,493
Retainer in stock – non-employee directors	32,372	7,568	27,151	—	12,789
Total restricted stock	99,991	64,352	67,721	27,049	69,573

Weighted average grant date fair value	$10.18	$13.91	$10.18	$10.19	$13.63

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Compensation Plans/Programs

Pursuant to the Company’s restrictive stock program, all directors are eligible to elect to receive any director fees in shares of restricted stock in lieu of cash. Such restricted shares are subject to a two-year vesting period. The valuation is based on the stock price at the grant date and is amortized to expense over the two-year period, which approximates the performance period. Since the director is giving up cash for unvested shares, and is subject to a vesting requirement, the amount of shares awarded is 133% of the cash amount based on the grant date stock price. As of January 31, 2018, unrecognized stock-based compensation expense related to these restricted stock awards totaled $0 for the 2015 Plans and $26,323 for the 2017 Plan. The cost of these non-vested awards is expected to be recognized over a two-year weighted-average period. In addition, as of January 31, 2018, the Company granted awards for up to an aggregate of 5,221 for the 2015 Plan and 7,568 for the 2017 Plan.

Stock Repurchase Program

On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. The Company has not repurchased any stock under this program as of the date of this filing.

Warrant

In October 2014, the Company issued a five-year warrant that is immediately exercisable to purchase up to 55,500 shares of the Company’s common stock at an exercise price of $11.00 per share. As of January 31, 2018 and 2017, the warrant to purchase up to 55,500 shares remains outstanding.

Shelf Registration

On March 24, 2017, the Company filed a shelf registration statement on Form S-3 (File No. 333-216943) which was declared effective by the SEC on April 11, 2017 (the “Shelf Registration Statement”). The shelf registration statement permits the Company to sell, from time to time, up to an aggregate of $30.0 million of various securities, including shares of common stock, shares of preferred stock, debt securities, warrants to purchase common stock, preferred stock, debt securities, and/or units, rights to purchase common stock, preferred stock, debt securities, warrants and/or units, units of two or more of the foregoing, or any combination of such securities, not to exceed one-third of the Company's public float in any 12-month period.

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

The offer and sale of shares of Common Stock in the Offering have been registered under the Securities Act of 1933, as amended, pursuant to the Shelf Registration Statement. The offer and sale of the shares of Common Stock in the Offering are described in the Company’s prospectus constituting a part of the Shelf Registration Statement, as supplemented by a final prospectus supplement filed with the Commission on August 18, 2017.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INCOME TAXES

The provision for income taxes is based on the following pretax income (loss):

Domestic and Foreign Pretax Income (Loss)	FY18	FY17	FY16
Domestic	$7,480	$1,833	$6,140
Foreign	863	4,439	(572)

Total	$8,343	$6,272	$5568

Income Tax Expense (Benefit)	FY18	FY17	FY16

Current:
Federal	$600	$(49)	$225
State and other taxes	20	29	(41)
Foreign	1,325	1,577	1,554

Deferred:
Domestic	$5,955	$823	$157
Valuation allowance-deferred tax asset	3	—	(181)
Foreign	—	—	—
Total	$7,903	$2,380	$1,714

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

	2018	2017	2016
Statutory rate	33.81%	34.00%	34.00%
State Income Taxes, Net of Federal Tax Benefit	2.27	0.59	1.77
Adjustment to Deferred	—	—	8.86
Foreign Dividend and Subpart F Income	(17.19)	2.15	10.93
Transition Tax (net of FTC from Transition Tax)	26.53	—	—
Argentina Flow Through Loss	0.38	(0.38)	(1.76)
Brazil Worthless Stock Deduction	—	—	(14.21)
Permanent Differences	(1.32)	0.46	(8.78)
Valuation Allowance-Deferred Tax Asset	0.34	—	(3.26)
Rate Change	47.17	—	—
Other	2.74	1.12	3.22
Effective Rate	94.73%	37.94%	30.77%

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences which give rise to deferred tax assets at January 31, 2018 and 2017 are summarized as follows:

	2018	2017	2016
Deferred tax assets:
Inventories	$866	$1,122	$1,267
US tax loss carryforwards, including work opportunity credit*	4,411	8,613	9,336
Accounts receivable and accrued rebates	242	266	238
Accrued compensation and other	190	109	266
India reserves - US deduction	19	75	75
Equity based compensation	126	286	202
Foreign tax credit carry-forward	2,199	3,698	3,388
State and local carry-forwards	1,017	791	900
Argentina timing difference	37	51	116
Depreciation and other	90	80	103
Amortization	(174)	(240)	(218)
Brazil write-down	181	—	—
Allowance for Note Receivable - Brazil	552	834	835
Deferred tax asset	9,756	15,685	16,508
Less valuation allowance	2,199	2,170	2,170
Net deferred tax asset - USA	$7,557	$13,515	$14,338

*The federal net operating loss (“NOL”) that is left after FY18 will expire after 1/31/2034 (20 years from the generated date of 1/31/2014). The credits will begin to expire after 1/31/2020 (10 years from the 1st carryover year generated date of 1/31/2010) and will fully expire after 1/31/2028.

The state NOLs will begin to expire after 1/31/2025 and will continue to expire at various periods up until 1/31/2038 when they will be fully expired. The states have a larger spread because some only carryforward for 15 years and some allow 20 years.

Tax Reform

On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law.  The 2017 Tax Cuts and Jobs Act (the Tax Act) reduces the federal corporate income tax rate to 21% from 35% effective January 1, 2018.  As a result of the Tax Act, we applied a blended U.S. statutory federal income tax rate of 33.811%.  The Tax Act requires us to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax (see below), re-measuring our US deferred tax assets as well as reassessing the net realizability of our deferred tax assets.  The Company completed this re-measurement and reassessment in the fiscal year.  The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of our net deferred tax asset to $7.6 million with related income tax expense of $5.1 million, thus dramatically increasing our effective tax rate in the fiscal year ended January 31, 2018.

Transition Tax

Upon enactment, there is a one-time deemed repatriation tax on undistributed foreign earnings and profits (the “transition tax”). This tax is assessed on the U.S. Shareholder’s share of the foreign corporation’s accumulated foreign earnings and profits that have not previously been taxed.  Earnings in the form of cash and cash equivalents will be taxed at a rate of 15.5% and all other earnings and profits will be taxed at a rate of 8.0%.  We recognized tax expense of $5,120,928 related to the transition tax in 2017.  However, foreign tax credits were used in the amount of $5,120,928 to fully offset this transition tax and the Company will not incur any cash outlay related to this tax.

We previously considered substantially all of the earnings in our non-U.S. subsidiaries to be indefinitely reinvested outside the U.S. and, accordingly, recorded no deferred income taxes on such earnings.  At this time, and until we fully analyze the applicable provisions of the Tax Act, our intention with respect to unremitted foreign earnings is to continue to indefinitely reinvest outside the U.S. those earnings needed for working capital or additional foreign investment.  Apart from the Transition Tax, any incremental deferred income taxes on the unremitted foreign earnings and profits are not expected to be material.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Tax Audits

The Company is subject to US federal income tax, as well as income tax in multiple US state and local jurisdictions and a number of foreign jurisdictions. Returns for the years since FY2015 are still open based on statutes of limitation only.

Chinese tax authorities have performed limited reviews on all Chinese subsidiaries as of tax years 2008 through 2015 with no significant issues noted and we believe our tax positions are reasonably stated as of January 31, 2018. Weifang Meiyang Products Co., Ltd. (“Meiyang”), one of our Chinese operations, was changed to a trading company from a manufacturing company in Q1 FY16 and all direct workers and equipment were transferred from Meiyang to Weifang Lakeland Safety Products Co., Ltd., (“WF”), another entity of our Chinese operation thereby reducing our tax exposure.

Lakeland Protective Wear, Inc., our Canadian subsidiary, is subject to Canadian federal income tax, as well as income tax in the Province of Ontario. Income tax returns for the 2014 fiscal year and subsequent years are still within the normal reassessment period and open to examination by tax authorities.

In connection with the exit from Brazil (Note 13), the Company claimed a worthless stock deduction which generated a tax benefit of approximately USD $9.5 million, net of a USD $2.2 million valuation allowance in FY16. While the Company and its tax advisors believe that this deduction is valid, there can be no assurance that the IRS will not challenge it and, if challenged, there is no assurance that the Company will prevail.

The Company’s Board of Directors has instituted a plan subject to declaration and approval each year to elect to pay annual dividends to the Company from a portion of Weifang’s future profits, a portion of Meiyang’s future profits and a portion of the UK’s future profits starting in FY15 and likely from a portion of Beijing’s future profits starting in FY19. In the fiscal year ended January 31, 2018, a dividend in the amount of $5.0 million was declared, approved and distributed from Weifang China. It is the Company’s practice and intention to reinvest the earnings of our non-US subsidiaries in their operations with the exception of the dividend plan

Change in Valuation Allowance

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. The valuation allowance was approximately $2.2 million for the years ended January 31, 2018, 2017 and 2016.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for “income from continuing operations” and “discontinued operations” for the years ended January 31, 2018, 2017 and 2016 as follows:

	Years Ended January 31, (000’s except share information)
	2018	2017	2016
Numerator
Net income from continuing operations	$440	$3,893	$7,790
Net loss from discontinued operations	—	—	$(3,936)
Net income	$440	$3,893	$3,854
Denominator
Denominator for basic earnings per share (weighted-average shares which reflect 356,441 shares in the treasury)	7,638,264	7,257,553	7,171,965
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	53,289	69,695	82,375
Denominator for diluted earnings per share (adjusted weighted average shares)	7,691,553	7,327,248	7,254,340
Basic earnings per share from continuing operations	$0.06	$0.54	$1.09
Basic loss per share from discontinued operations	—	—	$(0.55)
Basic earnings per share	$0.06	$0.54	$0.54
Diluted earnings per share from continuing operations	$0.06	$0.53	$1.07
Diluted loss per share from discontinued operations	—	—	$(0.54)
Diluted earnings per share	$0.06	$0.53	$0.53

10.	BENEFIT PLANS

Defined Contribution Plan

Pursuant to the terms of the Company’s 401(k) plan, substantially all US employees over 21 years of age with a minimum period of service are eligible to participate. The 401(k) plan is administered by the Company and provides for voluntary employee contributions ranging from 1% to 15% of the employee’s compensation. Beginning in January 2016 the Company changed to a Safe Harbor tiered matching plan equal to 100% of the first 1% of eligible participant’s compensation contributed to the Plan and 50% of the next 5% of eligible participant’s compensation contributed to the Plan (maximum Company match 3.5% of salary) and totaled approximately $206,000, $193,000 and $120,000 in the years ended January 31, 2018, 2017 and 2016, respectively.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We entered into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contract derivatives, not designated as hedging instruments, were generally settled quarterly. Gain and loss on those forward contracts are included in current earnings. There were no outstanding forward contracts at January 31, 2018 or 2017.

We also entered into cash flow hedge contracts with financial institutions to manage our currency exposure on future cash payments denominated in foreign currencies. The effective portion of gain or loss on cash flow hedge is reported as a component of accumulated other comprehensive loss. The notional amount of these contracts was $0.0 million and $1.5 million at January 31, 2018 and 2017, respectively. The corresponding unrealized income or loss is recorded in the consolidated statements of comprehensive income. The corresponding liability amounted to $0.0 and $25,826 at January 31, 2018 and 2017, respectively.

12.	RELATED PARTIES AND TRANSACTIONS

The Company paid approximately $236,000 in FY16 to a printing company owned in part, at that time, by managers of the Company. On October 28, 2015 those managers of the Company resigned from the board of directors of the printing company, so that they then became independent parties.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company understands that under the laws of Brazil, a concept of fraudulent conveyance exists, which may hold a parent company liable for the liabilities of a former Brazilian subsidiary in the event some level of fraud or misconduct is shown during the period that the parent company owned the subsidiary. While the Company believes that there has been no such fraud or misconduct relating to operations of and their exit from Brazil, there can be no assurance that the courts of Brazil will not make such a finding. The risk of exposure to the Company continues to diminish as the former subsidiary continues to operate, as the statute of limitations for claiming fraudulent conveyance has now expired, as labor cases pre-dating the expiration of the statute of limitations are concluded, except for the four still open, so as to preclude any such finding, and as pre-shares transfer agreement liabilities are satisfied. As the former subsidiary has stayed in operation for a period of greater than two years, the Company believes the risk of a finding of fraudulent conveyance has virtually been eliminated.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the results of the Brazil business included in the statements of operations for the fiscal year ended January 31, 2016. The Company did not recognize any income (loss) from discontinued operations during the fiscal years ended January 31, 2017 or January 31, 2018.

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

Pursuant to the Amendment, the former officers agreed to fully and finally settle the Outstanding Amount owed by the Company for an aggregate lump sum payment of USD $3.41 million, resulting in a gain of USD $224,000 after allowing for imputed interest on the original Settlement Agreement. Within five days of receipt of such payment, the former officers provided to Lakeland Brazil the documents needed to have their lien securing payment of the Outstanding Amount removed on certain real estate owned by Lakeland Brazil and such lien was removed. The Amendment also contains a general release of claims by the former officers in favor of the Company and its past or present officers, directors, and other affiliates. The Company’s senior lender at the time, AloStar Bank of Commerce, consented to the transactions in the Amendment.

Loan Agreement with Transferee of Brazil Operations

The Company had entered into a loan agreement (the “Loan Agreement”) on December 11, 2015 with Lakeland Brazil for the amount of R$8,584,012 (approximately USD $2.29 million) for the purpose of providing funds necessary for Lakeland Brazil to settle its largest outstanding VAT claim with the State of Bahia. The Company determined that a reserve against the collection of this loan in full was prudent and recorded this charge in the fiscal year ended January 31, 2016.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The first case was initially filed in 2010 claiming USD $100,000 owed to plaintiff. This case is on its final appeal to the Brazilian Supreme Court, having already been ruled upon in favor of Lakeland three (3) times, most recently by the Labor Court Supreme Court. The claimant having lost four (4) times previously, management firmly believes that Lakeland will continue to prevail in this case. A second case filed against Lakeland by a former principle in the Brazilian Company purchased by Lakeland, was filed in Labor court in 2014 claiming Lakeland owed USD $300,000.  The Labor court ruled last month that the claimant’s case was outside of the scope of the Labor court and the case was dismissed. The claimant is appealing within the Labor court system. A third case filed by a former Lakeland Brazil manager in 2014 was ruled upon in civil court and awarded the claimant USD $100K. Both the claimant and Lakeland have appealed this decision.  In the last case a former employee of our former Brazilian subsidiary filed a claim seeking approximately US $700,000 that he alleges is due him against an unpaid promissory note. Management firmly believes these claims to be without any merit and does not anticipate a negative outcome resulting in significant expense to us (see Note 14).

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

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment Contracts

The Company has employment contracts expiring through fiscal year ending January 31, 2020, with four principal officers. Pursuant to such contracts, the Company is committed to aggregate annual base remuneration of $885,529 and $404,439 for FY19 and FY20, respectively.

Leases

Total rental costs under all operating leases are summarized as follows:

Year ended January 31,	Gross rental
2018	$682,640
2017	$506,507
2016	$422,487

Minimum annual rental commitments for the remaining term of the Company’s noncancelable operating leases relating to manufacturing facilities, office space and equipment rentals at January 31, 2018, including lease renewals subsequent to year end, are summarized as follows:

Year ending January 31,

2019	860,011
2020	516,108
2021	431,686
2022	431,686
2023	311,436
and thereafter	23,902
Total	$2,574,829

Labor contingencies in Brazil

Lakeland Brazil, the Company’s former subsidiary, is currently named in four labor proceedings in Brazilian courts and, due to certain liability assumption provisions specified in the Shares Transfer Agreement, the Company recorded a liability totaling $150,000 in the fiscal year ended January 31, 2018 to reflect this contingency. The accrual on the balance sheet at January 31, 2018 is $0.2 million (see Note 13).

General litigation contingencies

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of January 31, 2018, to the best of the Company’s knowledge, there were no outstanding claims or litigation, except for the labor contingencies in Brazil described above.

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	SEGMENT REPORTING

Domestic and international sales from continuing operations are as follows in millions of dollars:

	Years Ended January 31,
	2018		2017		2016
Domestic	$50.45	52.55%	$46.54	54.00%	$56.54	56.74%
International	$45.54	47.45%	$39.64	46.00%	$43.11	43.26%
Total	$95.99	100.00%	$86.18	100.00%	$99.65	100.00%

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

	Year Ended January 31,
	2018	2017	2016
	(in 000’s)
USA	$54.79	$50.46	$60.33
Other foreign	18.61	15.17	13.32
Europe (UK)	9.11	8.97	14.53
Mexico	3.87	3.27	3.65
China	52.63	40.64	50.32
Corporate	1.60	1.76	1.71
Less intersegment sales	(44.62)	(34.09)	(44.21)
Consolidated sales	$95.99	$86.18	$99.65
External Sales from continuing operations:
USA	$50.45	$46.54	$56.54
Other foreign	16.87	14.20	12.85
Europe (UK)	9.07	8.97	14.52
Mexico	2.48	1.66	1.61
China	17.12	14.81	14.13
Consolidated external sales	$95.99	$86.18	$99.65
Intersegment Sales from continuing operations:
USA	$4.34	$3.92	$3.79
Other foreign	1.74	0.97	0.47
Europe (UK)	0.04	—	0.01
Mexico	1.39	1.61	2.04
China	35.51	25.83	36.19
Corporate	1.60	1.76	1.71
Consolidated intersegment sales	$44.62	$34.09	$44.21

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31,
	2018	2017	2016
	(in 000’s)
Operating Profit (Loss) from continuing operations:
USA	$10.15	$8.09	$11.38
Other foreign	2.54	1.55	(0.12)
Europe (UK)	0.16	0.34	2.65
Mexico	(0.02)	(0.02)	0.04
China	3.28	4.09	4.69
Corporate	(7.69)	(7.35)	(6.65)
Less intersegment profit	0.06	0.15	(0.18)
Consolidated operating profit (loss)	8.48	$6.85	$11.81
Depreciation and Amortization Expense from continuing operations:
USA	$0.12	$0.15	$0.15
Other foreign	0.15	0.15	0.06
Europe (UK)	0.01	—	0.02
Mexico	0.11	0.12	0.12
China	0.25	0.25	0.38
Corporate	0.18	0.57	0.43
Less intersegment	(0.05)	(0.05)	(0.17)
Consolidated depreciation and amortization expense	$0.77	$1.19	$0.99
Interest Expense from continuing operations:
Other foreign	$0.05	$0.10	$0.13
Europe (UK)	0.01	0.01	0.02
China	—	0.12	0.14
Corporate	0.10	0.39	0.50
Consolidated interest expense	$0.16	$0.62	$0.79
Income Tax Expense (Benefit) from continuing operations:
USA (shown in Corporate)	—	—	—
Other foreign	$0.67	$0.23	$0.21
Europe (UK)	0.05	0.14	0.49
Mexico	—	0.08	(0.21)
China	0.60	1.11	1.11
Corporate	6.58	0.80	1.56
Less intersegment	0.00	0.02	(0.04)
Consolidated income tax expense (benefit)	$7.90	$2.38	$3.12

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31,
	2018	2017	2016
	(in 000’s)
Total Assets: *
USA	$67.02	$56.34
Other foreign	20.30	18.16
Europe (UK)	4.63	3.61
Mexico	4.69	3.99
China	31.59	30.54
India	(0.85)	(1.36)
Corporate	22.27	26.00
Less intersegment	(55.12)	(52.73)
Consolidated assets	$94.53	$84.55
Total Assets Less Intersegment:*
USA	$33.16	$30.94
Other foreign	12.61	10.17
Europe (UK)	4.63	3.58
Mexico	4.84	4.07
China	16.97	18.44
India	0.98	0.43
Corporate	21.34	16.92
Consolidated assets	$94.53	$84.55
Property and Equipment (excluding assets held for sale at $0.2 million):
USA	$1.99	$2.09
Other foreign	1.50	1.55
Europe (UK)	0.03	0.03
Mexico	1.99	2.05
China	1.92	2.05
India	0.15	0.03
Corporate	1.18	0.75
Less intersegment	0.03	(0.02)
Consolidated long-lived assets	$8.79	$8.53
Capital Expenditures:
USA	$0.03	$0.04	$0.06
Other foreign	—	0.01	0.08
Europe (UK)	—	—	—
Mexico	0.06	0.05	0.04
China	0.12	0.06	0.16
India	0.14	0.02	—
Corporate	0.56	0.23	0.50
Consolidated capital expenditure	$0.91	$0.41	$0.84
Goodwill:
USA	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87

* Negative assets reflect intersegment amounts eliminated in consolidation

Lakeland Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	UNAUDITED QUARTERLY RESULTS OF OPERATIONS (In thousands, except for per share amounts):

	01/31/18	10/31/2017	7/31/2017	4/30/2017	Total
Net sales from continuing operations	$25,157	$23,960	$23,909	$22,961	$95,987
Gross profit from continuing operations	$9,902	$9,053	$8,690	$8,558	$36,203
Operating profit from continuing operations	$1,157	$2,665	$2,182	$2,473	$8,477
Net income (loss) from continuing operations	$(4,919)	$1,806	$1,842	$1,711	$440
Basic net earnings (loss) per share – continuing operations	$(0.64)	$0.23	$0.25	$0.24	$0.06
Diluted net earnings (loss) per share – continuing operations	$(0.64)	$0.23	$0.25	$0.23	$0.06

	1/31/2017	10/31/2016	7/31/2016	4/30/2016
Net sales from continuing operations	$20,302	$23,243	$22,269	$20,369	$86,183
Gross profit from continuing operations	$7,752	$8,519	$8,590	$6,776	$31,637
Operating profit (loss) from continuing operations	$1,799	$2,248	$2,631	$169	$6,847
Net income from continuing operations	$946	$1,513	$1,431	$3	$3,893
Basic net earnings per share – continuing operations	$0.13	$0.21	$0.20	$0.00	$0.54
Diluted net earnings per share – continuing operations	$0.13	$0.21	$0.20	$0.00	$0.53

	1/31/2016	10/31/2015	7/31/2015	4/30/2015
Net sales from continuing operations	$20,474	$24,888	$29,465	$24,819	$99,646
Gross profit from continuing operations	$6,011	$9,248	$11,795	$9,279	$36,333
Operating profit (loss) from continuing operations	$(300)	$3,192	$5,700	$3,220	$11,812
Net income (loss) from continuing operations	$(78)	$2,120	$3,588	$2,160	$7,790
Basic net earnings (loss) per share – continuing operations	$(0.01)	$0.29	$0.50	$0.31	$1.09
Diluted net earnings (loss) per share – continuing operations	$(0.01)	$0.29	$0.50	$0.30	$1.07

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in the Company’s Current Report on Form 8-K filed on July 19, 2016, we engaged Friedman LLP (“Friedman”) as the independent registered public accountants of the Company and subsidiaries on July 14, 2016. On the same date, the Company dismissed Mazars USA LLP (formerly WeiserMazars LLP) (“Mazars USA”) as its independent registered public accountants, effective immediately. This change of independent registered public accountants was approved by our Audit Committee.

During fiscal years ended January 31, 2016 and 2015, and during the subsequent interim period preceding such dismissal, there were no disagreements with Mazars USA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mazars USA, would have caused it to make reference to the subject matter of the disagreements in connection with its audit reports for such years. In addition, during that time there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

During fiscal years ended January 31, 2016 and 2015, and during the subsequent interim period preceding such dismissal, there were no disagreements with Shanghai Mazars on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Shanghai Mazars, would have caused it to make reference to the subject matter of the disagreements in connection with its audit reports on the financial statements for such years. In addition, during that time there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of January 31, 2018. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of Friedman LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes that occurred during Lakeland's fourth quarter of fiscal 2018 which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2018, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2018. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information required in response to this Item is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2018.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2018.

Equity Compensation Plans

The following sets forth information relating to Lakeland’s equity compensation plans as of January 31, 2018:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1) (c)
Equity Compensation plans approved by security holders	69,573	$13.63	289,272
Equity compensation plans not approved by security holders	—	—	—
Total	69,573	$13.63	289,272

(1)	The total reflected in column (c) includes shares available for grant as any type of equity award under our 2017 Equity Incentive Plan.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	(1) Financial Statements - Covered by Report of Independent Registered Public Accounting Firm

(A)	Consolidated Statements of Operations for the years ended January 31, 2018, 2017 and 2016

(B)	Consolidated Statements of Comprehensive Income for the years ended January 31, 2018, 2017 and 2016

(C)	Consolidated Balance Sheets at January 31, 2018 and 2017

(D)	Consolidated Statements of Stockholders’ Equity for the years ended January 31, 2018, 2017 and 2016

(E)	Consolidated Statements of Cash Flows for the years ended January 31, 2018, 2017 and 2016

(F)	Notes to Consolidated Financial Statements

(4)	Exhibits – See (b) below

b.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended (incorporated by reference to Exhibit 3.2 of Lakeland Industries, Inc.’s Form 10-Q filed December 7, 2011).

3.2	Amended and Restated Bylaws of Lakeland Industries Inc., (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 8-K filed April 28, 2017).

4.1	2015 Stock Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc. Registration Statement on Form S-8 filed July 24, 2015).

4.2	Lakeland Industries, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc.’s Form 8-K filed June 22, 2017).

4.3	Form of Registration Rights Agreement, dated October 24, 2014, by and among Lakeland Industries, Inc. and the several purchasers signatory thereto (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc.’s Form 8-K filed October 24, 2014).

10.1	Employment Agreement, dated April 16, 2010, between Lakeland Industries, Inc. and Christopher J. Ryan (incorporated by reference to Exhibit 10.5 of Lakeland Industries, Inc. Form 10-K for the fiscal year ended January 31, 2010, filed April 16, 2010).

10.2	Lakeland Industries, Inc. Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed June 29, 2012).

10.3	Lease Agreement, dated April 4, 2011, between Wallingfen Park Limited, as lessor, and Lakeland Industries, Inc., as lessee (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 10-Q for fiscal quarter ended April 30, 2015).

10.4	Agreement for the Purchase of Debts, dated January 29, 2013 between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed February 25, 2013).

10.5	Fixed Charge on Non-vesting Debts and Floating Charge, dated January 29, 2013 between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.2 to Lakeland Industries, Inc. Form 8-K filed February 25, 2013).

Exhibit No.	Description
10.6	Standard Terms & Conditions for the debt provided by between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.3 to Lakeland Industries, Inc. Form 8-K filed February 25, 2013).

10.7	Letter of Offer, effective as of September 27, 2013, between Lakeland Protective Real Estate Inc. and Business Development Bank of Canada (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed October 1, 2013).

10.8	General Security Agreement, effective as of September 27, 2013, between Lakeland Protective Real Estate Inc. and Business Development Bank of Canada (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed October 1, 2013).

10.9	Securities Purchase Agreement, dated October 24, 2014, by and among Lakeland Industries, Inc. and the several purchasers signatory thereto (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed October 24, 2014).

10.10	Warrant to Purchase Common Stock, dated as of October 29, 2014, issued by Lakeland Industries, Inc. to Craig-Hallum Capital Partners LLC (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed October 30, 2014).

10.11	Amendment to Agreement for Purchase of Debts, dated effectively as of December 3, 2014 between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed December 8, 2014).

10.12	Letter Agreement, dated December 5, 2014, between Lakeland Industries, Inc. and HSBC Invoice Finance (UK) Ltd. (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed December 8, 2014).

10.13	Lease Agreement, dated May 15, 2015, between J & L Property Investors, LLC, as Landlord and Lakeland Industries, Inc., as tenant (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc. Form 10-Q for fiscal quarter ended April 30, 2015).

10.14	Lease Agreement, dated February 10, 2016, between Safety Pro, LLC, as lessor and Lakeland Industries, Inc. as lessee (incorporated by reference to Exhibit 10.55 of Lakeland Industries, Inc. Form 10-K filed April 21, 2016).

10.15	Shares Transfer Agreement, dated as of June 19, 2015, by and among Lakeland Industries, Inc., Brasil Industria E Comercio de Roupas E Equipamentos de Protecao Individual Ltda, Zap Comércio de Brindes Corporativos Ltda and Jack Nemer (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed June 25, 2015).

10.16	Lakeland Industries, Inc. 2015 Stock Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc. Form 8-K filed July 8, 2015).

10.17	Employment Agreement, dated August 26, 2015, between Lakeland Industries, Inc. and Charles D. Roberson (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc. Form 8-K filed August 31, 2015).

Exhibit No.	Description
10.18	Employment Agreement, dated November 10, 2015, between Lakeland Industries, Inc. and Teri W. Hunt (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed November 12, 2015).

10.19	Employment Agreement, dated April 22, 2017 between Lakeland Industries, Inc. and Daniel Edwards (incorporated by reference to Exhibit 10.26 of Lakeland Industries, Inc.’s Form 10-K for fiscal year ended January 31, 2017).

10.20	Amendment to Agreement for Purchase of Debts, dated effectively as of December 31, 2015 between Lakeland Industries Europe Ltd. and HSBC Invoice Finance (UK) Limited (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed December 8, 2014).

10.21	Loan Agreement dated May 10, 2017, by and between Lakeland Industries, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed May 16, 2017)

10.22	Security Agreement, dated May 10, 2017, by and between Lakeland Industries, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed May 16, 2017)

14.1	Lakeland Industries, Inc. Code of Ethics, as amended on June 19, 2015 (incorporated by reference to Exhibit 14.1 of Lakeland Industries, Inc. Form 10-K filed April 21, 2016).

21	Subsidiaries of Lakeland Industries, Inc. (wholly owned) and jurisdictions of incorporation:

Lakeland Protective Wear, Inc.	Ontario

Lakeland Protective Real Estate	Ontario

Laidlaw, Adams & Peck, Inc. and Subsidiary	Delaware
(Weifang Meiyang Protective Products Co., Ltd.)

Weifang Lakeland Safety Products Co., Ltd.	An Qiu City, Shandong

Industrias Lakeland S.A. de C.V.	Zacatecas, Mexico

Lakeland Gloves and Safety Apparel Private Ltd.	New Delhi, India

Lakeland Industries Europe Ltd.	Cardiff, UK

Weifang Meiyang Protective Products Co., Ltd	An Qiu City, Shandong

Lakeland (Beijing) Safety Products, Co., Ltd.	Beijing & Shanghai China

Lakeland Chile, LLC	Santiago, Chile

Lakeland Argentina, SRL	Buenos Aires, Argentina

Art Prom, LLC	Ust-Kamenogorsk, Kazakhstan

RussIndProtection, Ltd.	Moscow, Russia

Lakeland (Hong Kong) Trading Co., Ltd.	Hong Kong

Indian & Pan Pacific Sales Limited	Hong Kong

Exhibit No.	Description
23.1*	Consent of Friedman LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Mazars USA LLP (formerly WeiserMazars LLP), Independent Registered Public Accounting Firm

23.3*	Consent of Shanghai Mazars Certified Public Accountants, Independent Registered Public Accounting Firm

23.4*	Consent of Shanghai Mazars Certified Public Accountants, Independent Registered Public Accounting Firm

31.1*	Certification of Christopher J. Ryan, Chief Executive Officer, President and Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Teri W. Hunt, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Christopher J. Ryan, Chief Executive Officer, President and Secretary, pursuant to Section 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Teri W. Hunt, Chief Financial Officer, pursuant to Section 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculations Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentations Document

*	Filed herewith

_________________SIGNATURES_________________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    April 16, 2018

LAKELAND INDUSTRIES, INC.

By:	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ A. John Kreft	Chairman of the Board	April 16, 2018
A. John Kreft

/s/ Christopher J. Ryan	Chief Executive Officer, President,	April 16, 2018
Christopher J. Ryan	Secretary and Director
(Principal Executive Officer)

/s/ Teri W. Hunt	Chief Financial Officer	April 16, 2018
Teri W. Hunt	(Principal Financial and Accounting Officer)

/s/ Jeffrey Schlarbaum	Director	April 16, 2018
Jeffrey Schlarbaum

/s/ Thomas McAteer	Director	April 16, 2018
Thomas McAteer

/s/ James Jenkins	Director	April 16, 2018
James Jenkins

