Form 10-Q
period 2018-04-30
LAKELAND INDUSTRIES INC
filed 2018-06-08
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

Large accelerated filer	☐

Accelerated filer	☒

Nonaccelerated filer	☐ (Do not check if a smaller reporting company)
Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).     Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 5, 2018
Common Stock, $0.01 par value per share	8,116,199 shares

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

The forward-looking statements in this Form 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	our ability to obtain additional funds, if necessary;
•	we are subject to risk as a result of our international manufacturing operations;
•	there is no assurance that the new manufacturing facilities being built in Vietnam and India will be successfully completed or run in a profitable manner;
•	our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates;
•	we deal in countries where corruption is an obstacle;
•	there is no assurance that our disposition of our Brazilian subsidiary will be entirely successful in that we may continue to be exposed to certain liabilities in connection with the operations of such company. In addition, while the Company’s tax advisors believe that the worthless stock deduction taken by the Company in connection therewith is valid, there can be no assurance that the IRS will not challenge it and, if challenged, that the Company will prevail.
•	we are exposed to tax expense risk;
•	rapid technological change could negatively affect sales of our products, inventory levels and our performance;
•	we must estimate customer demand because we do not have long-term commitments from many of our customers, and errors in our estimates could negatively impact our inventory levels and net sales;
•	our operations are substantially dependent upon key personnel;
•	we rely on a limited number of suppliers and manufacturers for specific fabrics, and we may not be able to obtain substitute suppliers and manufacturers on terms that are as favorable, or at all, if our supplies are interrupted;
•	our inability to protect our intellectual property;
•	cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and result of operations;
•	we face competition from other companies, a number of which have substantially greater resources than we do;
•	a substantial amount of our sales are to foreign buyers, which exposes us to additional risks;
•	a significant reduction in government funding for preparations for terrorist incidents could adversely affect our net sales;
•	environmental laws and regulations may subject us to significant liabilities;

•	our directors and executive officers have the ability to exert significant influence on us and on matters subject to a vote of our stockholders;
•	our failure to realize anticipated benefits from acquisitions, divestitures or restructurings, or the possibility that such acquisitions, divestitures or restructurings could adversely affect us;
•	covenants in our credit facilities may restrict our financial and operating flexibility;
•	our ability to make payments on our indebtedness and comply with the restrictive covenants therein;
•	the other factors referenced in this Form 10-Q, including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2018 Form 10-K.

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

($000’s except for share and per share information)

	Three Months Ended April 30,
	2018	2017
Net sales	$24,344	$22,961
Cost of goods sold	14,840	14,403
Gross profit	9,504	8,558
Operating expenses	7,088	6,085
Operating profit	2,416	2,473
Other income (expense), net	(1)	2
Interest expense	31	76
Income before taxes	2,384	2,399
Income tax expense	517	688
Net income	$1,867	$1,711
Net income per common share:
Basic	$0.23	$0.24
Diluted	$0.23	$0.23
Weighted average common shares outstanding:
Basic	8,116,199	7,263,774
Diluted	8,160,380	7,353,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

($000’s)

	Three Months Ended April 30,
	2018	2017

Net income	$1,867	$1,711
Other comprehensive loss:
Foreign currency translation adjustments	(203)	(90)
Comprehensive income	$1,664	$1,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(000’s except for share information)

	April 30,	January 31,
	2018	2018
ASSETS
Current assets
Cash and cash equivalents	$16,285	$15,788
Accounts receivable, net of allowance for doubtful accounts of $440 and $480 at April 30, 2018 and January 31, 2018, respectively	14,578	14,119
Inventories, net of allowance of $2,445 and $2,422 at April 30, 2018 and January 31, 2018, respectively	44,411	42,919
Prepaid VAT tax	1,903	2,119
Other current assets	2,237	1,555
Total current assets	79,414	76,500
Property and equipment, net	8,821	8,789
Assets held for sale	150	150
Deferred income tax	7,369	7,557
Prepaid VAT and other taxes	305	310
Other assets	342	354
Goodwill	871	871
Total assets	$97,272	$94,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,844	$7,057
Accrued compensation and benefits	1,708	1,771
Other accrued expenses	1,486	1,182
Current maturity of long-term debt	158	158
Short-term borrowings	177	211
Total current liabilities	11,373	10,379
Long-term portion of debt	1,273	1,312
Total liabilities	12,646	11,691
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $.01 par; authorized 10,000,000 shares, Issued 8,472,640 shares; outstanding 8,116,199 shares	85	85
Treasury stock, at cost; 356,441 shares	(3,352)	(3,352)
Additional paid-in capital	75,038	74,917
Retained earnings	14,709	12,841
Accumulated other comprehensive loss	(1,854)	(1,651)
Total stockholders' equity	84,626	82,840
Total liabilities and stockholders' equity	$97,272	$94,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($000)’s

	For the Three Months Ended April 30,
	2018	2017
Cash flows from operating activities:
Net income	$1,867	$1,711
Adjustments to reconcile net income to net cash provided by operating activities
Provision for inventory obsolescence	23	223
Recovery of doubtful accounts	(40)	(78)
Deferred income taxes	188	305
Depreciation and amortization	187	186
Stock based and restricted stock compensation	119	99
Loss on disposal of property and equipment	5	—
(Increase) decrease in operating assets
Accounts receivable	(499)	(1,891)
Inventories	(1,603)	3,233
Prepaid VAT tax	216	159
Other current assets	(699)	50
Increase (decrease) in operating liabilities
Accounts payable	847	241
Accrued expenses and other liabilities	270	69
Net cash used by the sale of Brazil	—	(38)
Net cash provided by operating activities	881	4,269
Cash flows from investing activities:
Purchases of property and equipment	(272)	(141)
Cash flows from financing activities:
Net repayments under revolving credit facility	—	(2,502)
Loan repayments, long-term	(39)	(6)
Loan repayments, short-term	(61)	(18)
Loan borrowings, short-term	207	—
UK repayments under line of credit facility, net	(179)	(125)
Shares returned to pay employee taxes under restricted stock program	—	(1)
Net cash used in financing activities	(72)	(2,652)
Effect of exchange rate changes on cash and cash equivalents	(40)	7
Net increase in cash and cash equivalents	497	1,483
Cash and cash equivalents at beginning of period	15,788	10,365
Cash and cash equivalents at end of period	$16,285	$11,848

Supplemental disclosure of cash flow information:
Cash paid for interest	$31	$76
Cash paid for taxes	$303	$384

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

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the unaudited condensed consolidated financial information required herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended January 31, 2018.

The results of operations for the three month period ended April 30, 2018 are not necessarily indicative of the results to be expected for the full year.

In this Form 10-Q, (a) “FY means fiscal year; thus for example, FY19 refers to the fiscal year ending January 31, 2019, (b) “Q” refers to quarter; thus, for example, Q1 FY19 refers to the first quarter of the fiscal year ending January 31, 2019, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet and (d) “Statement of Operations” refers to unaudited condensed consolidated statement of operations.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is reasonably possible that events could occur during the upcoming year that could change such estimates.

Accounts Receivable, net

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company recognizes losses when information available indicates that it is probable that a receivable has been impaired based on criteria noted in this paragraph at the date of the consolidated financial statements, and the amount of the loss can be reasonably estimated. Management considers the following factors when determining the collectability of specific customer accounts: Customer creditworthiness, past transaction history with the customers, current economic industry trends, changes in customer payment terms. Past due balances over 90 days and other less creditworthy accounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

Revenue Recognition

Substantially all of the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses, and for the quarters ended April 30, 2018 and 2017 aggregated approximately $0.6 million and $0.5 million, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

The transaction price includes estimates of variable consideration, such as rebates, allowances, and discounts that are reductions in revenue. All estimates are based on the Company's historical experience, anticipated performance, and the Company's best judgment at the time the estimate is made. Estimates for variable consideration are reassessed each reporting period and are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur upon resolution of uncertainty associated with the variable consideration. All of the Company’s contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as quantity time’s price per unit.

The Company has five revenue generating reportable geographic segments under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its limited use/disposable protective clothing and secondarily from its sales of reflective clothing, high-end chemical protective suits, firefighting and heat protective apparel, reusable woven garments and gloves and arm guards. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows. Net sales by geographic region are included below:

	Three Months Ended
	April 30,
	(in millions of dollars)
	2018	2017
External Sales:
USA	$12.35	$12.70
Other foreign	4.35	3.70
Europe (UK)	2.57	2.09
Mexico	1.11	0.57
China	3.95	3.90
Consolidated external sales	$24.34	$22.96

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

Foreign Operations and Foreign Currency Translation

The Company maintains manufacturing operations in Mexico, India, Argentina and the People’s Republic of China and can access independent contractors in China, Vietnam, Argentina and Mexico. It also maintains sales and distribution entities located in India, Canada, the U.K., Chile, China, Argentina, Russia, Kazakhstan and Mexico. The Company is vulnerable to currency risks in these countries. The functional currency for the United Kingdom subsidiary is the Euro; the trading company in China, the RMB; the Canadian Real Estate subsidiary, the Canadian dollar; the Russian operation, the Russian Ruble; the Kazakhstan operation the Kazakhstan Tenge and the Vietnam operation, the Vietnam Dong. All other operations have the US dollar as its functional currency.

Pursuant to US GAAP, assets and liabilities of the Company’s foreign operations with functional currencies, other than the US dollar, are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the unaudited condensed consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction losses included in net income for the three months ended April 30, 2018 was approximately $243,000 and for the three months ended April 30, 2017 was approximately $65,000.

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

New Accounting Pronouncements Recently Adopted

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendment amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company will apply the amendments in this update prospectively to an award modified on or after February 1, 2018 and does not expect that application of this guidance will have a material impact on its unaudited condensed consolidated financial statements and related disclosures.

As disclosed in Revenue Recognition above, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) effective February 1, 2018 using the retrospective transition method. This new accounting standard outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. This standard supersedes existing revenue recognition requirements and eliminates most industry-specific guidance from US GAAP. The core principle of the new accounting standard is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the adoption of this new accounting standard resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, the Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Adoption of this standard did not result in significant changes to the Company’s accounting policies, business processes, systems or controls, or have a material impact on the Company’s financial position, results of operations and cash flows or related disclosures. As such, prior period financial statements were not recast.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements but has not determined the effects that the adoption of the pronouncement may have on its unaudited condensed consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income,” which allows institutions to elect to reclassify the stranded tax effects from AOCI to retained earnings, limited only to amounts in AOCI that are affected by the tax reform law. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within that reporting period. The Company does not expect that adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements and related disclosures.

4.	Inventories, net

Inventories, net consist of the following (in $000s):

	April 30, 2018	January 31, 2018

Raw materials	$14,172	$14,767
Work-in-process	2,235	2,357
Finished goods	28,004	25,795
	$44,411	$42,919

5.	Long-Term Debt

Revolving Credit Facility

On June 28, 2013, as amended on March 31, 2015 and June 3, 2015, the Company and its wholly owned Canadian subsidiary, Lakeland Protective Wear Inc. (collectively the “Borrowers”), entered into a Loan and Security Agreement (the “AloStar Loan Agreement”) with AloStar Business Credit, a division of AloStar Bank of Commerce (“AloStar”). The AloStar Loan Agreement provided the Borrowers with a $15 million revolving line of credit (the “AloStar Credit Facility”), at a variable interest rate based on LIBOR, with a first priority lien on substantially all of the United States and Canada assets of the Company, except for its Mexican plant and the Canadian warehouse.  After these amendments the maturity date of the AloStar Credit Facility was extended to June 28, 2017 and the minimum interest rate floor became 4.25% per annum. On May 10, 2017, the AloStar Loan Agreement was terminated, and the existing balance due was repaid with the proceeds from a new loan agreement with SunTrust Bank.

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

Borrowings under the term loan and the revolving credit facility bear interest at an interest rate determined by reference whether the loan is a base rate loan or Eurodollar loan, with the rate election made by the Company at the time of the borrowing or at any time the Company elects pursuant to the terms of the Loan Agreement. The term loan is payable in equal monthly principal installments of $13,125 each, beginning on June 1, 2017, and on the first day of each succeeding month, with a final payment of the remaining principal and interest on May 10, 2020 (subject to earlier termination as provided in the Loan Agreement). For that portion of the term loan that consists of Eurodollar loans, the term loan shall bear interest at the LIBOR Market Index Rate (“LIBOR”) plus 2.0% per annum, and for that portion of the term loan that consists of base rate loans, the term loan shall bear interest at the base rate then in effect plus 1.0% per annum. All principal and unpaid accrued interest under the revolver credit facility shall be due and payable on the maturity date of the revolver. For that portion of the revolver loan that consists of Eurodollar loans, the revolver shall bear interest at LIBOR plus a margin rate of 1.75% per annum for the first six months and thereafter between 1.5% and 2.0%, depending on the Company’s “availability calculation” (as defined in the Loan Agreement) and, for that portion of the revolver that consists of base rate loans, the revolver shall bear interest at the base rate then in effect plus a margin rate of 0.75% per annum for the first six months and thereafter between 0.50% and 1.0%, depending on the availability calculation. As of the closing, the Company elected all borrowings under the Loan Agreement to accrue interest at LIBOR which, as of that date, was 0.99500%. As such, the initial rate of interest for the revolver is 2.745% per annum and the initial rate of interest for the term loan is 2.995% per annum. The Loan Agreement provides for payment of an unused line fee of between 0.25% and 0.50%, depending on the amount by which the revolving credit loan commitment exceeds the amount of the revolving credit loans outstanding (including letters of credit), which shall be payable monthly in arrears on the average daily unused portion of the revolver. There were no borrowings outstanding as of April 30, 2018 or at January 31, 2018.

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

Borrowings in UK

On December 31, 2014, the Company and Lakeland Industries Europe, Ltd, (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with HSBC Bank to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million, based on exchange rates at time of closing) to £1,500,000 (approximately USD $2.3 million, based on exchange rates at time of closing), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million, based on exchange rates at time of closing) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. The balance under this loan outstanding at April 30, 2018 and January 31, 2018 was USD $0.0 million and USD $0.2 million, respectively. On December 31, 2016, Lakeland UK entered into an extension of the maturity date of its existing facility with HSBC Invoice Finance (UK) Ltd. to December 19, 2017. Other than the extension of the maturity date and a small reduction of the service charge from 0.9% to 0.85%, all other terms of the facility remained the same. On September 4, 2017 the facility was amended to include Algeria as an approved country. On December 4, 2017 the facility was extended to March 31, 2018 for the next review period and, as of March 9, 2018 the facility was extended to mature on March 31, 2019 with no additional changes to the terms.

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

Argentina Loan

In April 2015, Lakeland Argentina S.R.L. (“Lakeland Argentina”), the Company’s Argentina subsidiary was granted a $300,000 line of credit denominated in Argentine pesos, pursuant to a standby letter of credit granted by the parent company. The line of credit outstanding at April 30, 2018, was approximately $177,000 as noted below.

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

On May 19, 2017 Lakeland Argentina and BNA entered into an agreement for Lakeland Argentina to obtain a loan in the amount of ARS $1.8 million (approximately USD $112,000, based on exchange rates at time of closing); such loan is for a term of one year at an interest rate of 20.0% per annum. The amount outstanding at April 30, 2018 was ARS $0.2 million (approximately USD $7,000) which is included as short-term borrowings on the unaudited condensed consolidated balance sheet.)

On February 26, 2018 Lakeland Argentina and BNA entered into an agreement for Lakeland Argentina to obtain a loan in the amount of ARS $4.3 million (approximately USD $215,000, based on exchange rates at time of closing); such loan is for a term of one year at an interest rate of 32.0% per annum. The amount outstanding at April 30, 2018 was ARS $3.5 million (approximately USD $170,000) which is included as short-term borrowings on the unaudited condensed consolidated balance sheet.)

Below is a table to summarize the debt amounts above (in 000’s):

	Short-Term		Long-term		Current Maturity of Long-term
	4/30/2018	1/31/2018	4/30/2018	1/31/2018	4/30/2018	1/31/2018
Argentina	$177	$31	$—	$—	$—	$—
UK	—	180	—	—	—	—
USA	—	—	1,273	1,312	158	158
Totals	$177	$211	$1,273	$1,312	$158	$158

Five-year Debt Payout Schedule

This schedule reflects the liabilities as of April 30, 2018, and does not reflect any subsequent event (in 000’s):

	Total	1 Year or less	2 Years	3 Years	4 Years	5 Years	After 5 Years

Borrowings in USA	$1,431	$158	$158	$1,115	$—	$—	$—
Borrowings in Argentina	177	177	—	—	—	—	—
Total	$1,608	$335	$158	$1,115	$—	$—	$—

6.	Concentration of Risk

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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC; Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, and JSC Bank Centercredit in Kazakhstan. The Company monitors its financial depositories by their credit rating which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There is approximately $9.6 million total included in the US bank accounts and approximately $6.7 million total in foreign bank accounts as of April 30, 2018.

Major Customer

No customer accounted for more than 10% of net sales during the three month periods ended April 30, 2018 and 2017.

Major Supplier

No supplier accounted for more than 10% of purchases during the three month periods ended April 30, 2018 and 2017.

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

Of the total number of shares awarded at Maximum, there are an aggregate of 56,784 shares underlying restricted stock awards and in addition in the 2017 Plan there are 6,376 shares underlying awards of stock appreciation rights with a base price of $13.80 per share. These stock appreciation rights are classified as liability awards and are remeasured at fair value each reporting period until the award is settled. As of April 30, 2018 and January 31, 2018, the Company has recorded a liability in the amount of $0 and $1,913, respectively, related to these stock appreciation rights.

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

Under the 2017 Plan, as described above, the Company awarded performance-based restricted stock and stock appreciation rights to eligible employees and directors. Such awards were at either Minimum, Target, Maximum or Cap levels, based on three year EBITDA targets. The Company recognizes expense related to performance-based restricted share awards over the requisite performance period using the straight-line attribution method based on the most probable outcome (minimum, target, maximum, cap or zero) at the end of the performance period and the price of the Company’s common stock price at the date of grant. The Company is recognizing expense related to awards under the 2017 Plan at Maximum and these expenses were $65,824 for the three-month period ended April 30, 2018.

The 2017 Plan is the successor to the Lakeland Industries, Inc. 2015 Stock Plan (the “2015 Plan”). The executive officers and all other employees and directors of the Company and its subsidiaries were eligible to participate in the 2015 Plan. The 2015 Plan authorized the issuance of awards of restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. The 2015 Plan also permitted the grant of awards that qualify for “performance-based compensation” within the meaning of Section 162(m) of the US Internal Revenue Code. The aggregate number of shares of the Company’s common stock that was issuable under the 2015 Plan was 100,000 shares. Under the 2015 Plan, as of April 30, 2018, there were 67,000 shares vested; of which 43,029 shares were issued and 23,971 shares were returned to the Company to pay employee taxes.

The 2015 Plan, was the successor to the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). The Company’s 2012 Plan authorized the issuance of up to a maximum of 310,000 shares of the Company’s common stock to employees and directors of the Company and its subsidiaries in the form of restricted stock, restricted stock units, performance shares, performance units and other share-based awards. Under the 2012 Plan, as of April 30, 2018, the Company issued 293,887 fully vested shares of common stock, and at April 30, 2018, there are no outstanding shares to vest according to the terms of the 2012 Plan.

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

As of April 30, 2018, there was unrecognized stock-based compensation expense of $576,679 pursuant to the 2017 Plan based on the maximum performance award level. Such unrecognized stock-based compensation expense totaled $184,879 for the 2017 Plan at the minimum performance award level. The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years for the 2017 Plan.

The Company recognized total stock-based compensation costs, which are reflected in operating expenses:

	Three Months Ended April 30,
	2018	2017
2012 Plan	$—	$206
2015 Plan	—	98,642
2017 Plan	119,240	—
Total stock-based compensation	$119,240	$98,848
Total income tax benefit recognized for stock-based compensation arrangements	$25,040	$35,585

Shares issued under 2017 Stock Plan	Outstanding Unvested Grants at Maximum at Beginning of FY19	Granted during FY18 through April 30, 2018	Becoming Vested during FY18 through April 30, 2018	Forfeited during FY18 through April 30, 2018	Outstanding Unvested Grants at Maximum at End of April 30, 2018
Restricted stock grants – employees	42,291	—	—	—	42,291
Restricted stock grants – non-employee directors	14,493	—	—	—	14,493
Retainer in stock – non-employee directors	12,789	5,328	—	—	18,117
Total restricted stock	69,573	5,328	—	—	74,901

Weighted average grant date fair value	$13.63	$12.95	$—	$—	$13.58

Other Compensation Plans/Programs

Pursuant to the Company’s restrictive stock program, all directors are eligible to elect to receive any director fees in shares of restricted stock in lieu of cash. Such restricted shares are subject to a two-year vesting period. The valuation is based on the stock price at the grant date and is amortized to expense over the two-year period, which approximates the performance period. Since the director is giving up cash for unvested shares, and is subject to a vesting requirement, the amount of shares awarded is 133% of the cash amount based on the grant date stock price. As of April 30, 2018, unrecognized stock-based compensation expense related to these restricted stock awards totaled $39,987 for the 2017 Plan. The cost of these non-vested awards is expected to be recognized over a two-year weighted-average period. In addition, as of April 30, 2018 the Company granted awards for up to an aggregate 12,896 for the 2017 Plan.

Stock Repurchase Program

On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. The Company has not repurchased any stock under this program as of the date of this filing.

Warrant

In October 2014, the Company issued a five-year warrant that is immediately exercisable to purchase up to 55,500 shares of the Company’s common stock at an exercise price of $11.00 per share. As of April 30, 2018 and January 31, 2018, the warrant to purchase up to 55,500 shares remains outstanding.

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

Public Offering

On August 17, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC, as underwriters (collectively, the “Underwriters”), to issue and sell 725,000 shares of common stock, par value $0.01 per share (“Common Stock”), of the Company at a public offering price of $13.80 per share (the “Offering Price”) in a firm commitment underwritten public offering (the “Offering”). The underwriting discount was $0.966 per share sold in the Offering. The Offering with respect to the sale of the 725,000 shares of Common Stock closed on August 22, 2017. Pursuant to the Underwriting Agreement, the Underwriters had the option, exercisable for a period of 45-days after execution of the Underwriting Agreement, to purchase up to an additional 108,750 shares of the Common Stock at the Offering Price. In September 2017, the Underwriters exercised their option to purchase 83,750 shares of Common Stock. The net proceeds to the Company from the Offering, including the overallotment, were approximately $10.1 million, after deducting underwriting discounts and estimated offering expenses payable by the Company.

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

Change in Valuation Allowance

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. The valuation allowance was $2.2 million at April 30, 2018 and January 31, 2018.

Income Tax Expense

Income tax expenses consist of federal, state and foreign income taxes. The statutory rate is the US rate. Reconciling items to the effective rate are foreign dividend income, foreign income subject to US tax, tax deductions for restricted stock vesting, company borrowing structures, and other permanent tax differences.

Tax Reform

On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law.  The 2017 Tax Cuts and Jobs Act (the Tax Act) reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018.  As a result of the Tax Act, the Company applied a blended US statutory federal income tax rate of 33.81% for the year ended January 31, 2018. The Tax Act requires the Company to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax (see below), re-measuring the Company’s US deferred tax assets as well as reassessing the net realizability of the Company’s deferred tax assets. The Company completed this re-measurement and reassessment in the most recently completed fiscal year.

The Company previously considered substantially all of the earnings in their non-US subsidiaries to be indefinitely reinvested outside the US and, accordingly, recorded no deferred income taxes on such earnings.  At this time, and until the Company fully analyzes the applicable provisions of the Tax Act, the intention with respect to unremitted foreign earnings is to continue to indefinitely reinvest outside the US those earnings needed for working capital or additional foreign investment. Apart from the transition tax, any incremental deferred income taxes on the unremitted foreign earnings and profits are not expected to be material.

While the Tax Act provides for a modified territorial tax system, beginning in the fiscal year ending January 31, 2019, it includes two new US tax base erosion provisions, the Global Intangible Low-Taxed Income (“GILTI”) provisions and the Base-Erosion and Anti-Abuse Tax (“BEAT”) provisions. The GILTI provisions require the Company to include in its US income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company does not expect that the GILTI income inclusion will result in significant US tax beginning in the current fiscal year ending January 31, 2019. The BEAT provisions in the Tax Act eliminates the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The Company does not expect that the BEAT provision will result in significant US tax beginning in FY19. In addition, the Company intends to account for the GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its unaudited condensed consolidated financial statements for the quarter ended April 30, 2018.

9.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share at April 30, 2018 and 2017 as follows:

	Three Months Ended April 30, (in $000s except share and per share information)
	2018	2017
Numerator:
Net income	$1,867	$1,711

Denominator:
Denominator for basic earnings per share (weighted-average shares which reflect 356,441 shares in the treasury)	8,116,199	7,263,774
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	44,181	89,886
Denominator for diluted earnings per share (adjusted weighted average shares)	8,160,380	7,353,660
Basic earnings per share	$0.23	$0.24

Diluted earnings per share	$0.23	$0.23

10.	Contingencies

Labor contingencies in Brazil

Lakeland and Lake Brasil Industria E Comercio de Roupas E Equipamentos de Protecao Individual LTDA (“Lakeland Brazil”), the Company’s former subsidiary, is currently named in four labor proceedings in Brazilian courts and, due to certain liability assumption provisions specified in the Shares Transfer Agreement.

The first case was initially filed in 2010 claiming US $100,000 owed to plaintiff. This case is on its final appeal to the Brazilian Supreme Court, having already been ruled upon in favor of Lakeland three times, most recently by the Labor Court Supreme Court. The claimant having lost four times previously, management firmly believes that Lakeland will continue to prevail in this case. A second case filed against Lakeland by a former principal in the Brazilian Company purchased by Lakeland, was filed in Labor court in 2014 claiming Lakeland owed US $300,000. The Labor court ruled last month that the claimant’s case was outside of the scope of the Labor court and the case was dismissed. The claimant is appealing within the Labor court system. A third case filed by a former Lakeland Brazil manager in 2014 was ruled upon in civil court and awarded the claimant US $100K. Both the claimant and Lakeland have appealed this decision.  In the last case a former employee of our former Brazilian subsidiary filed a claim seeking approximately US $700,000 that he alleges is due him against an unpaid promissory note. Management firmly believes these claims to be without any merit and does not anticipate a negative outcome resulting in significant expense to us. The Company recorded a liability totaling $150,000 in the fiscal year ended January 31, 2018 to reflect this contingency. The accrual on the balance sheet at April 30, 2018 is $0.15 million.

General litigation contingencies:

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of April 30, 2018, to the best of the Company’s knowledge, there were no outstanding claims or litigation, except for the labor contingencies in Brazil described above.

11.	Segment Reporting

Domestic and international sales from continuing operations are as follows in millions of dollars:

	Three Months Ended April 30,
	2018		2017

Domestic	$12.35	50.75%	$12.70	55.31%
International	11.99	49.25%	10.26	44.69%
Total	$24.34	100.00%	$22.96	100.00%

The Company manages its operations by evaluating each of their geographic locations. The US operations include a facility in Alabama (primarily the distribution to customers of the bulk of our products and the light manufacturing of our chemical, wovens, reflective, and fire products). The Company also maintains one manufacturing company in China (primarily disposable and chemical suit production), a manufacturing facility in Mexico (primarily disposable, reflective, fire and chemical suit production) and a small manufacturing facility in India. The China facilities produce the majority of the Company’s products and China generates a significant portion of the Company’s international revenues. The Company evaluates the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. The Company maintains sales forces in the USA, Canada, Mexico, Europe, Latin America, India, Russia, Kazakhstan and China, which sell and distribute products shipped from the United States, Mexico, India or China. The table below represents information about reported segments for the years noted therein:

	Three Months Ended April 30, (in millions of dollars)
	2018	2017
Net Sales:
USA	$13.31	$13.40
Other foreign	5.11	4.05
Europe (UK)	2.57	2.13
Mexico	1.47	0.92
China	13.83	10.52
Corporate	0.36	0.42
Less intersegment sales	(12.32)	(8.48)
Consolidated sales	$24.34	$22.96
External Sales:
USA	$12.35	$12.70
Other foreign	4.35	3.70
Europe (UK)	2.57	2.09
Mexico	1.11	0.57
China	3.95	3.90
Consolidated external sales	$24.34	$22.96
Intersegment Sales:
USA	$0.96	$0.70
Other foreign	0.76	0.35
Europe (UK)	—	0.04
Mexico	0.36	0.35
China	9.88	6.62
Corporate	0.36	0.42
Consolidated intersegment sales	$12.32	$8.48
Operating Profit (Loss):
USA	$2.63	$2.26
Other foreign	0.57	0.43
Europe (UK)	0.09	0.07
Mexico	0.13	0.03
China	0.58	0.97
Corporate	(1.79)	(1.38)
Less intersegment profit	0.21	0.09
Consolidated operating profit	$2.42	$2.47
Depreciation and Amortization Expense:
USA	$0.03	$0.03
Other foreign	0.04	0.04
Mexico	0.03	0.03
China	0.05	0.06
Corporate	0.05	0.04
Less intersegment	(0.01)	(0.01)
Consolidated depreciation & amortization expense	$0.19	$0.19
Interest Expense:
Other foreign	0.02	0.02
China	—	—
Corporate	0.01	0.06
Consolidated interest expense	$0.03	$0.08
Income Tax Expense:
Other foreign	0.09	0.05
Europe (UK)	0.02	0.01
China	0.16	0.29
Corporate	0.19	0.32
Less intersegment	0.06	0.02
Consolidated income tax expense	$0.52	$0.69

	Three Months Ended April 30, (in millions of dollars)
Capital Expenditures:
USA	$0.02	$—
Mexico	0.08	0.01
China	0.18	0.02
India	0.04	—
Corporate	(0.05)	0.11
Consolidated capital expenditures	$0.27	$0.14

	April 30, 2018 (in millions of dollars)	January 31, 2018 (in millions of dollars)
Total Assets:*
USA	$69.00	$67.02
Other foreign	20.61	20.30
Europe (UK)	4.38	4.63
Mexico	5.66	4.69
China	31.86	31.59
India	(0.81)	(0.85)
Corporate	20.96	22.27
Less intersegment	(54.39)	(55.12)
Consolidated assets	$97.27	$94.53
Total Assets Less Intersegment:*
USA	$34.72	$33.16
Other foreign	13.14	12.61
Europe (UK)	4.39	4.63
Mexico	5.76	4.84
China	19.14	16.97
India	1.10	0.98
Corporate	19.02	21.34
Consolidated assets	$97.27	$94.53
Property and Equipment (excluding assets held for sale at $0.2 million):
USA	$1.99	$1.99
Other foreign	1.40	1.50
Europe (UK)	0.02	0.03
Mexico	2.05	1.99
China	2.03	1.92
India	0.18	0.15
Corporate	1.10	1.18
Less intersegment	0.05	0.03
Consolidated property and equipment	$8.82	$8.79
Goodwill:
USA	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87

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

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. More recently we have initiated startup manufacturing operations in Vietnam (which is still under development) and India to offset increasing manufacturing costs in China. Our China operations will continue operations primarily manufacturing for the Chinese market and other markets where duty advantages exist. Manufacturing expansion is not only necessary to control rising costs, it is also necessary for Lakeland to achieve its growth objectives. Our net sales attributable to customers outside the United States were $12.0 million and $10.3 million for the three months ended April 30, 2018 and 2017, respectively.

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

Revenue Recognition. Substantially all of the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses, and for the quarters ended April 30, 2018 and 2017 aggregated approximately $0.6 million and $0.5 million, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

The transaction price includes estimates of variable consideration, such as rebates, allowances, and discounts that are reductions in revenue. All estimates are based on the Company's historical experience, anticipated performance, and the Company's best judgment at the time the estimate is made. Estimates for variable consideration are reassessed each reporting period and are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur upon resolution of uncertainty associated with the variable consideration. All of the Company’s contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as quantity time’s price per unit.

The Company has five revenue generating reportable geographic segments under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its limited use/disposable protective clothing and secondarily from its sales of reflective clothing, high-end chemical protective suits, firefighting and heat protective apparel, reusable woven garments and gloves and arm guards. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows. Net sales by geographic region are included below:

	Three Months Ended
	April 30,
	(in millions of dollars)
	2018	2017
External Sales:
USA	$12.35	$12.70
Other foreign	4.35	3.70
Europe (UK)	2.57	2.09
Mexico	1.11	0.57
China	3.95	3.90
Consolidated external sales	$24.34	$22.96

Accounts Receivable, Net. Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company recognizes losses when information available indicates that it is probable that a receivable has been impaired based on criteria noted in this paragraph at the date of the consolidated financial statements, and the amount of the loss can be reasonably estimated. Management considers the following factors when determining the collectability of specific customer accounts: Customer creditworthiness, past transaction history with the customers, current economic industry trends and changes in customer payment terms. Past due balances over 90 days and other less creditworthy accounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Inventories, net. Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or net realized value. Provision is made for slow-moving, obsolete or unusable inventory.

Impairment of Long-Lived Assets. The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The Company measures any potential impairment on a projected undiscounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. As of April 30, 2018, no impairment was recorded. As of January 31, 2018, a non-cash impairment charge was recorded to reflect the change in the carrying value of asset held for sale from $0.9 million to $0.2 million as the Company believed this to be the recoverable value of this asset held for sale on the Company’s consolidated balance sheet.

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

Foreign Operations and Foreign Currency Translation. The Company maintains manufacturing operations in the People’s Republic of China, Mexico, Vietnam, India, and Argentina and can access independent contractors in China, Vietnam, Argentina, and Mexico. It also maintains sales and distribution entities located in China, Canada, the U.K., Chile, Argentina, Russia, Kazakhstan, Mexico, and India. The Company is vulnerable to currency risks in these countries. The functional currency for the United Kingdom subsidiary is the Euro; the trading company in China, the RMB; the Canadian Real Estate subsidiary, the Canadian dollar; and the Russian operation, the Russian Ruble; the Kazakhstan operation the Kazakhstan Tenge and the Vietnam operation, the Vietnam Dong. All other operations have the US dollar as its functional currency.

Pursuant to US GAAP, assets and liabilities of the Company’s foreign operations with functional currencies other than the US dollar, are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Cash flows are also translated at average translation rates for the periods, therefore amounts reported on the unaudited condensed consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Significant Balance Sheet Fluctuation April 30, 2018, As Compared to January 31, 2018

Balance Sheet Accounts. In the quarter ended April 30, 2018, inventory levels were increased by $1.5 million and accounts payable increased $0.8 million as the Company continues to work through backlogs and as sales volume improved.

Three Months ended April 30, 2018, As Compared to the Three Months Ended April 30, 2017

Net Sales. Net sales increased to $24.3 million for the three months ended April 30, 2018 compared to $23.0 million for the three months ended April 30, 2017, an increase of 6.0%. Sales in the USA saw a small decrease of $0.2 million or 1.1%. Sales in China and to the Asia Pacific Rim increased $3.3 million or 31.5% primarily due to increased intercompany demands as industrial activity improved and several larger customers began replacing depleted inventories. Canada sales increased $0.4 million as that country continues to experience an oil and gas turnaround requiring protective wear. UK sales increased $0.4 million or 20.7% mostly due to initial stocking orders from new distributors in Europe. Russia and Kazakhstan sales combined increased $0.5 million or 103.7% as we continue to gain customers in this region, and Latin America sales remained level as compared to the prior period but we continue to see an overall increase in industrial activity in that region.

Gross Profit. Gross profit increased $0.9 million, or 11.1%, to $9.5 million for the three months ended April 30, 2018, from $8.6 million for the three months ended April 30, 2017. Gross profit as a percentage of net sales increased to 39.0% for the three-month period ended April 30, 2018, from 37.3% for the three months ended April 30, 2017. Major factors driving gross margins were:

•	Disposables gross margins increased 4.6 percentage points as the Company continues to maximize production efficiency and as product price increases were implemented in the quarter.
•	Chemical gross margin increased by 20.2 percentage points primarily due to product mix and as product price increases were implemented in the quarter.
•	Wovens gross margins increased 7.9 percentage points as the Company increased sales of higher margin FR products into the pipeline industry.
•	Reflective gross margins decreased 3.1 percentage points as a result of product mix and price decreases on certain products to increase competitiveness of bids on large contracts.
•	Fire gross margins decreased 10.6 percentage points due to the discounting of some products as new standards are being implemented.
•	UK gross margins increased 2.5 percentage points as a result of price increases implemented in the quarter, slightly offset by a sales shift into lower margin products.
•	Canada’s gross margins increased 4.4 percentage points as a result of product mix and volume increases associated with an upsurge in the oil and gas industry.

Operating expenses. Operating expense increased 16.5% to $7.1 million for the three months ended April 30, 2018 from $6.1 million for the three months ended April 30, 2017. Operating expense as a percentage of net sales was 29.1% for the three months ended April 30, 2018 up from 26.5% for the three months ended April 30, 2017. The main factors for the increase in operating expenses are a $0.3 million charge for currency fluctuations primarily in Latin America, Russia and China, $0.1 million increase in professional fees associated with audit and tax work as the Company worked through a change in filer status and a change in the US tax code, a $0.1 increase in medical insurance due to increased claims experience under our self-insured medical insurance plan, a $0.3 million increase in sales salaries and a $0.1 million increase in advertising and travel as the Company continues to ramp up sales efforts and expand the international sales force, and a $0.1 million increase to freight out associated with increased volume.

Operating Profit. Operating profit decreased to a profit of $2.4 million for the three months ended April 30, 2018 from $2.5 million for the three months ended April 30, 2017, as the Company’s operating profit remained fairly consistent period over period. Operating margins were 9.9% for the three months ended April 30, 2018, compared to 10.8% for the three months ended April 30, 2017.

Interest Expense. Interest expense was relatively nominal for each of the three months ended April 30, 2018 and for the three months ended April 30, 2017 as the Company continues to hold borrowing to a minimum.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $0.5 million for the three months ended April 30, 2018, as compared to $0.7 million for the three months ended April 30, 2017. The decrease in tax expense was primarily the result of the enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”) and the associated lower corporate income tax rate.

Net Income.  Net income increased to $1.9 million for the three months ended April 30, 2018 from $1.7 for the three months ended April 30, 2017. The results for three months ended April 30, 2018 are primarily due to higher sales volume and higher gross profit margin than in the prior fiscal period.

Liquidity and Capital Resources

As of April 30, 2018, we had cash and cash equivalents of approximately $16.3 million and working capital of $68.0 million. Cash and cash equivalents increased $0.5 million and working capital increased $1.9 million from January 31, 2018. International cash management is affected by local requirements and movements of cash across borders can be slowed down significantly.

Of the Company’s total cash and cash equivalents of $16.3 million as of April 30, 2018, cash held in Argentina and Chile of $0.2 million, cash held in Russia of $0.3 million, cash held in the UK of $0.1 million, cash held in India of $0.2 million, cash held in Vietnam of $0.3 million, and cash held in Canada of $0.9 million would not be subject to additional US tax due to the change in the US tax law as a result of the December 22, 2017 enactment of the Tax Act. In the event that the Company repatriated cash from China, of the $4.6 million balance at April 30, 2018, there would be an additional 10% withholding tax incurred in that country. The Company has strategically employed a dividend plan subject to declaration and certain approvals in which its Canadian subsidiary sends dividends to the US in the amount of 100% of the previous year’s earnings, the UK subsidiary sends dividends to the US in the amount of 50% of the previous year’s earnings, and the Weifang China subsidiary sends dividends to the US in declared amounts of the previous year’s earnings. Dividends were declared for our China subsidiary in FY18 in the amount of $5.0 million, as approved by the Company’s board of directors in the fourth quarter, after management and outside tax advisors evaluated the impact of The Tax Act in the US and deemed the dividend distribution as beneficial to the Company. There were no dividends declared in the quarter ended April 30, 2018.

Net cash provided by operating activities of $0.9 million for the three months ended April 30, 2018 was primarily due to net income of $1.9 million and an increase to accounts payable of $0.8 million offset by an increase in inventories of $1.6 million. Net cash used in investing activities of $0.3 million was a result of equipment purchases in China and Mexico. Net cash used in financing activities of $0.1 was the result of small changes in our borrowings and repayments in the UK and Argentina and scheduled payments on the term loan in the US.

Stock Repurchase Program. On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. The Company has not repurchased any stock under this program as of the date of this filing.

Capital Expenditures. Our capital expenditures in the first quarter of FY19 of $0.3 million principally relate to additions to equipment in China and manufacturing equipment, computer systems and leasehold improvements in the US. We anticipate FY19 capital expenditures to be approximately $2.5 million as there is an Enterprise Resource Planning (“ERP”) project in process and we are expanding our manufacturing capacity to include Vietnam and India operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We are exposed to changes in foreign currency exchange rates as a result of our purchases and sales in other countries. To manage the volatility relating to foreign currency exchange rates, we seek to limit, to the extent possible, our non-US dollar denominated purchases and sales.

Most of our assembly arrangements with our foreign-based subsidiaries or third-party suppliers require payment to be made in US dollars or Renminbi (“RMB”). Any decrease in the value of the US dollar or the Euro, in relation to foreign currencies, could increase the cost of the services provided to us upon contract expirations or supply renegotiations. There can be no assurance that we will be able to increase product prices to offset any such cost increases, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

Interest Rate Risk

We are exposed to interest rate risk with respect to our credit facilities, which have variable interest rates based upon the London Interbank Offered Rate. At April 30, 2018, we had approximately $1.3 million in borrowings outstanding under our term loan with our primary lender. If the interest rate applicable to our variable credit line (assuming full borrowing of $20 million) rose 1% in the quarter ended April 30, 2018, our interest expense would have increased $0.2 million. At April 30, 2018, there were no borrowings under this credit line.

Tax Risks

We are exposed to tax rate risk with respect to our deferred tax asset.

Tax Reform

On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law.  The 2017 Tax Cuts and Jobs Act (the Tax Act) reduces the federal corporate income tax rate to 21% from 35% effective January 1, 2018.  As a result of the Tax Act, we applied a blended US statutory federal income tax rate of 33.81% for the year ended January 31, 2018. The Tax Act requires us to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax (see below), re-measuring our US deferred tax assets as well as reassessing the net realizability of our deferred tax assets. The Company completed this re-measurement and reassessment in the most recently completed fiscal year.  The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of our net deferred tax asset to $7.6 million with related income tax expense of $5.1 million, thus dramatically increasing our effective tax rate in the fiscal year ended January 31, 2018 and reducing it in future periods, including the period ended April 30, 2018.

Transition Tax

Upon enactment of the Tax Act, there is a one-time deemed repatriation tax on undistributed foreign earnings and profits (the “transition tax”). This tax is assessed on the US shareholder’s share of the foreign corporation’s accumulated foreign earnings and profits that have not previously been taxed. Earnings in the form of cash and cash equivalents will be taxed at a rate of 15.5% and all other earnings and profits will be taxed at a rate of 8.0%. We recognized tax expense of approximately $5.1 million related to the transition tax in 2017. However, foreign tax credits were used of approximately $5.1 million to fully offset this transition tax and the Company will not incur any cash outlay related to this tax.

We previously considered substantially all of the earnings in our non-US subsidiaries to be indefinitely reinvested outside the US and, accordingly, recorded no deferred income taxes on such earnings.  At this time, and until we fully analyze the applicable provisions of the Tax Act, our intention with respect to unremitted foreign earnings is to continue to indefinitely reinvest outside the US those earnings needed for working capital or additional foreign investment. Apart from the transition tax, any incremental deferred income taxes on the unremitted foreign earnings and profits are not expected to be material.

While the Tax Act provides for a modified territorial tax system, beginning in the fiscal year ending January 31, 2019, it includes two new US tax base erosion provisions, the Global Intangible Low-Taxed Income (“GILTI”) provisions and the Base-Erosion and Anti-Abuse Tax (“BEAT”) provisions. The GILTI provisions require the Company to include in its US income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company does not expect that the GILTI income inclusion will result in significant US tax beginning in the current fiscal year ending January 31, 2019. The BEAT provisions in the Tax Act eliminates the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The Company does not expect that the BEAT provision will result in significant US tax beginning in FY19. In addition, the Company intends to account for the GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its unaudited condensed consolidated financial statements for the quarter ended April 30, 2018.

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

As disclosed in our periodic filings with the SEC, we agreed to make certain payments in connection with ongoing labor litigation involving our former Brazilian subsidiary. While the vast majority of these labor suits have been resolved, there are four which remain active. In one such case a former employee of our former Brazilian subsidiary recently filed a counterclaim in the action seeking approximately US $0.7 million that he purports to be owed to him by our former Brazilian subsidiary under a purported promissory note and alleges that we are liable for payment therefore. Management firmly believes the counterclaim is without merit, intends to vigorously defend our position, and does not anticipate a negative outcome resulting in significant expense to us.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of April 30, 2018. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes that occurred during Lakeland's first quarter of fiscal 2019 which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are not applicable

Item 6.	Exhibits:

Exhibits:    * Filed herewith

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Definitions Document
101.DEF*	XBRL Taxonomy Extension Labels Document
101.LAB*	XBRL Taxonomy Extension Labels Document
101.PRE*	XBRL Taxonomy Extension Presentations Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.
(Registrant)

Date: June 8, 2018	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President and Secretary (Principal Executive Officer and Authorized Signatory)

Date: June 8, 2018	/s/ Teri W. Hunt
Teri W. Hunt,
Chief Financial Officer (Principal Accounting Officer and Authorized Signatory)

