Form 10-Q
period 2018-07-31
LAKELAND INDUSTRIES INC
filed 2018-09-10
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 0-15535

LAKELAND INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	..	13-3115216
(State of incorporation)		(IRS Employer Identification Number)

3555 Veterans Memorial Highway, Suite C, Ronkonkoma, New York		11779
(Address of principal executive offices)		(Zip Code)

(631) 981-9700
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12-b-2 of the Exchange Act. Check one.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 7, 2018
Common Stock, $0.01 par value per share	8,116,199 shares

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

●
our ability to obtain additional funds, if necessary;
●
we are subject to risk as a result of our international manufacturing operations;
●
there is no assurance that the new manufacturing facilities being built in Vietnam and India will be successfully completed or run in a profitable manner;
●
our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates;
●
we deal in countries where corruption is an obstacle;
●
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
●
we are exposed to tax expense risk;
●
rapid technological change could negatively affect sales of our products, inventory levels and our performance;
●
we must estimate customer demand because we do not have long-term commitments from many of our customers, and errors in our estimates could negatively impact our inventory levels and net sales;
●
our operations are substantially dependent upon key personnel;
●
we rely on a limited number of suppliers and manufacturers for specific fabrics, and we may not be able to obtain substitute suppliers and manufacturers on terms that are as favorable, or at all, if our supplies are interrupted;
●
our inability to protect our intellectual property;
●
cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and result of operations;
●
we face competition from other companies, a number of which have substantially greater resources than we do;
●
a substantial amount of our sales are to foreign buyers, which exposes us to additional risks;
●
a significant reduction in government funding for preparations for terrorist incidents could adversely affect our net sales;
●
environmental laws and regulations may subject us to significant liabilities;

●
our directors and executive officers have the ability to exert significant influence on us and on matters subject to a vote of our stockholders;
●
our failure to realize anticipated benefits from acquisitions, divestitures or restructurings, or the possibility that such acquisitions, divestitures or restructurings could adversely affect us;
●
covenants in our credit facilities may restrict our financial and operating flexibility;
●
our ability to make payments on our indebtedness and comply with the restrictive covenants therein;
●
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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
($000’s except for share and per share information)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Net sales	$25,616	$23,909	$49,960	$46,870
Cost of goods sold	16,465	15,219	31,304	29,623
Gross profit	9,151	8,690	18,656	17,247
Operating expenses	7,505	6,508	14,593	12,593
Operating profit	1,646	2,182	4,063	4,654
Other income, net	30	4	29	6
Interest expense	(37)	(36)	(68)	(112)
Income before taxes	1,639	2,150	4,024	4,548
Income tax expense	622	308	1,139	996
Net income	$1,017	$1,842	$2,885	$3,552
Net income per common share:
Basic	$0.13	$0.25	$0.36	$0.49
Diluted	$0.12	$0.25	$0.35	$0.49
Weighted average common shares outstanding:
Basic	8,116,199	7,266,291	8,116,199	7,265,053
Diluted	8,177,135	7,280,050	8,168,758	7,316,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
($000’s)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017

Net income	$1,017	$1,842	$2,885	$3,552
Other comprehensive income (loss):
Cash flow hedges	-----	(160)	-----	(202)
Foreign currency translation adjustments	(422)	378	(624)	330
Other comprehensive income (loss)	(422)	218	(624)	128
Comprehensive income	$595	$2,060	$2,261	$3,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(000’s except for share information)

ASSETS	July 31,	January 31,
	2018	2018
Current assets
Cash and cash equivalents	$14,933	$15,788
Accounts receivable, net of allowance for doubtful accounts of $515 and $480 at July 31, 2018 and January 31, 2018, respectively	13,627	14,119
Inventories, net of allowance of $2,463 and $2,422 at July 31, 2018 and January 31, 2018, respectively	46,358	42,919
Prepaid VAT tax	2,759	2,119
Other current assets	2,432	1,555
Total current assets	80,109	76,500
Property and equipment, net	9,524	8,789
Assets held for sale	150	150
Deferred income tax	7,253	7,557
Prepaid VAT and other taxes	305	310
Other assets	189	354
Goodwill	871	871
Total assets	$98,401	$94,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,744	$7,057
Accrued compensation and benefits	1,411	1,771
Other accrued expenses	1,365	1,182
Current maturity of long-term debt	158	158
Short-term borrowings	85	211
Total current liabilities	11,763	10,379
Long-term portion of debt	1,233	1,312
Total liabilities	12,996	11,691
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	-----	-----
Common stock, $.01 par; authorized 20,000,000 shares, Issued 8,472,640 shares; outstanding 8,116,199 shares	85	85
Treasury stock, at cost; 356,441 shares	(3,352)	(3,352)
Additional paid-in capital	75,221	74,917
Retained earnings	15,726	12,841
Accumulated other comprehensive loss	(2,275)	(1,651)
Total stockholders' equity	85,405	82,840
Total liabilities and stockholders' equity	$98,401	$94,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($000)’s

	For the Six Months Ended July 31,
	2018	2017
Cash flows from operating activities:
Net income	$2,885	$3,552
Adjustments to reconcile net income to net cash provided by operating activities
Provision for inventory obsolescence	41	11
Provision for (recovery of) doubtful accounts	35	(187)
Deferred income taxes	304	228
Depreciation and amortization	428	385
Stock based and restricted stock compensation	302	198
Loss on disposal of property and equipment	5	-----
(Increase) decrease in operating assets
Accounts receivable	228	(2,786)
Inventories	(3,813)	1,571
Prepaid VAT tax	(641)	29
Other current assets	(809)	186
Increase (decrease) in operating liabilities
Accounts payable	1,818	3,171
Accrued expenses and other liabilities	(107)	48
Net cash used by the sale of Brazil	---	(95)
Net cash provided by operating activities	676	6,311
Cash flows from investing activities:
Purchases of property and equipment	(1,220)	(448)
Cash flows from financing activities:
Net repayments under revolving credit facility	-----	(4,865)
Loan repayments, short-term	(153)	(56)
Loan borrowings, short-term	208	101
Loan repayments, long-term	(79)	(26)
Loan borrowings, long-term	-----	1,575
UK borrowings (repayments) under line of credit facility, net	(175)	193
Shares returned to pay employee taxes under restricted stock program	-----	(19)
Net cash used in financing activities	(199)	(3,097)
Effect of exchange rate changes on cash and cash equivalents	(112)	57
Net increase (decrease) in cash and cash equivalents	(855)	2,823
Cash and cash equivalents at beginning of period	15,788	10,365
Cash and cash equivalents at end of period	$14,933	$13,188

Supplemental disclosure of cash flow information:
Cash paid for interest	$68	$112
Cash paid for taxes	$806	$711

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

The results of operations for the three and six and month periods ended July 31, 2018 are not necessarily indicative of the results to be expected for the full year.

In this Form 10-Q, (a) “FY means fiscal year; thus for example, FY19 refers to the fiscal year ending January 31, 2019, (b) “Q” refers to quarter; thus, for example, Q2 FY19 refers to the second quarter of the fiscal year ending January 31, 2019, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet and (d) “Statement of Operations” refers to unaudited condensed consolidated statement of operations.

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

Accounts Receivable, net
Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company recognizes losses when information available indicates that it is probable that a receivable has been impaired based on criteria noted in this paragraph at the date of the consolidated financial statements, and the amount of the loss can be reasonably estimated. Management considers the following factors when determining the collectability of specific customer accounts: Customer creditworthiness, past transaction history with the customers, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other less creditworthy accounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

Revenue Recognition
Substantially all of the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses, and for the three months ended July 31, 2018 and 2017 aggregated approximately $0.8 million and $0.6 million and $1.4 and $1.2 for the six months ended July 31, 2018 and 2017, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

The transaction price includes estimates of variable consideration, such as rebates, allowances, and discounts that are reductions in revenue. All estimates are based on the Company's historical experience, anticipated performance, and the Company's best judgment at the time the estimate is made. Estimates for variable consideration are reassessed each reporting period and are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur upon resolution of uncertainty associated with the variable consideration. All of the Company’s contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as quantity times price per unit.

The Company has five revenue generating reportable geographic segments under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its limited use/disposable protective clothing and secondarily from its sales of reflective clothing, high-end chemical protective suits, firefighting and heat protective apparel, reusable woven garments and gloves and arm guards. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see table below). Net sales by geographic region and by product line are included below:

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2018	2017	2018	2017
External Sales by geographic region:
USA	$13.36	$12.63	$25.71	$25.33
Other foreign	4.84	4.38	9.20	8.08
Europe (UK)	2.56	2.08	5.13	4.17
Mexico	0.82	0.58	1.93	1.15
China	4.04	4.24	7.99	8.14
Consolidated external sales	$25.62	$23.91	$49.96	$46.87

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2018	2017	2018	2017
External Sales by product lines:
Disposables	$13.11	$12.36	$25.96	$24.52
Chemical	4.72	4.03	9.15	7.82
Fire	1.70	2.02	3.36	4.02
Gloves	0.85	0.82	1.65	1.56
Hi-Vis	1.97	2.11	3.64	3.88
Wovens	3.27	2.57	6.20	5.07
Consolidated external sales	$25.62	$23.91	$49.96	$46.87

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

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold. If necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the unaudited condensed consolidated balance sheets. The Company does not have any uncertain tax position at July 31, 2018 and January 31, 2018.

Foreign Operations and Foreign Currency Translation
The Company maintains manufacturing operations in the People’s Republic of China, Mexico, India, Vietnam, and Argentina and can access independent contractors in China, Vietnam, Argentina and Mexico. It also maintains sales and distribution entities located in China, Canada, the U.K., Chile, Argentina, Mexico, India, Russia, and Kazakhstan. The Company is vulnerable to currency risks in these countries. The functional currency for the United Kingdom subsidiary is the Euro; the trading company in China, the RMB; the Canadian Real Estate subsidiary, the Canadian dollar; the Russian operation, the Russian Ruble; the Kazakhstan operation, the Kazakhstan Tenge and the Vietnam operation, the Vietnam Dong. All other operations have the US dollar as its functional currency.

Pursuant to US GAAP, assets and liabilities of the Company’s foreign operations with functional currencies, other than the US dollar, are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the unaudited condensed consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction losses included in net income for the three months ended July 31, 2018 and 2017 was approximately $0.4 million and $0.1 million and for the six months ended July 31, 2018 and 2017 was approximately $0.7 million and $0.5 million, respectively.

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

New Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases.” The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to sixteen specific issues identified. Also in July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvements” which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The effective date and transition requirements for these two ASUs are the same as the effective date and transition requirements as ASU 2016-02. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements but has not determined the effects that the adoption of the pronouncement may have on its unaudited condensed consolidated financial statements and related disclosures.

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

4.    Inventories, net
Inventories, net consist of the following (in $000s):

	July 31, 2018	January 31, 2018

Raw materials	$14,121	$14,767
Work-in-process	1,831	2,357
Finished goods	30,406	25,795
	$46,358	$42,919

5.    Long-Term Debt
Revolving Credit Facility

On June 28, 2013, as amended on March 31, 2015 and June 3, 2015, the Company and its wholly owned Canadian subsidiary, Lakeland Protective Wear Inc. (collectively the “Borrowers”) , entered into a Loan and Security Agreement (the “AloStar Loan Agreement”) with AloStar Business Credit, a division of AloStar Bank of Commerce. The AloStar Loan Agreement provided the Borrowers with a $15 million revolving line of credit (the “AloStar Credit Facility”), at a variable interest rate based on LIBOR, with a first priority lien on substantially all of the United States and Canada assets of the Company, except for its Mexican plant and the Canadian warehouse.  After these amendments the maturity date of the AloStar Credit Facility was extended to June 28, 2017 and the minimum interest rate floor became 4.25% per annum. On May 10, 2017, the AloStar Loan Agreement was terminated, and the existing balance due was repaid with the proceeds from a new loan agreement with SunTrust Bank.

On May 10, 2017, the Company entered into a Loan Agreement (the “Loan Agreement”) with SunTrust Bank (“Lender”). The Loan Agreement provides the Company with a secured (i) $20.0 million revolving credit facility, which includes a $5.0 million letter of credit sub-facility, and (ii) $1,575,000 term loan with Lender. The Company may request from time to time an increase in the revolving credit loan commitment of up to $10.0 million (for a total commitment of up to $30.0 million). Borrowing pursuant to the revolving credit facility is subject to a borrowing base amount calculated as (a) 85% of eligible accounts receivable, as defined, plus (b) an inventory formula amount, as defined, minus (c) an amount equal to the greater of (i) $1,500,000 or (ii) 7.5% of the then current revolver commitment amount, minus (d) certain reserves as determined by the Loan Agreement. The credit facility matures on May 10, 2020 (subject to earlier termination upon the occurrence of certain events of default as set forth in the Loan Agreement). At the closing, the Company’s AloStar Credit Facility was fully repaid and terminated using proceeds of the revolver in the amount of approximately $3.0 million.

Borrowings under the term loan and the revolving credit facility bear interest at an interest rate determined by reference whether the loan is a base rate loan or Eurodollar loan, with the rate election made by the Company at the time of the borrowing or at any time the Company elects pursuant to the terms of the Loan Agreement. The term loan is payable in equal monthly principal installments of $13,125 each, beginning on June 1, 2017, and on the first day of each succeeding month, with a final payment of the remaining principal and interest on May 10, 2020 (subject to earlier termination as provided in the Loan Agreement). For that portion of the term loan that consists of Eurodollar loans, the term loan shall bear interest at the LIBOR Market Index Rate (“LIBOR”) plus 2.0% per annum, and for that portion of the term loan that consists of base rate loans, the term loan shall bear interest at the base rate then in effect plus 1.0% per annum. All principal and unpaid accrued interest under the revolver credit facility shall be due and payable on the maturity date of the revolver. For that portion of the revolver loan that consists of Eurodollar loans, the revolver shall bear interest at LIBOR plus a margin rate of 1.75% per annum for the first six months and thereafter between 1.5% and 2.0%, depending on the Company’s “availability calculation” (as defined in the Loan Agreement) and, for that portion of the revolver that consists of base rate loans, the revolver shall bear interest at the base rate then in effect plus a margin rate of 0.75% per annum for the first six months and thereafter between 0.50% and 1.0%, depending on the availability calculation. As of the closing, the Company elected all borrowings under the Loan Agreement to accrue interest at LIBOR which, as of that date, was 0.99500%. As such, the initial rate of interest for the revolver is 2.745% per annum and the initial rate of interest for the term loan is 2.995% per annum. The Loan Agreement provides for payment of an unused line fee of between 0.25% and 0.50%, depending on the amount by which the revolving credit loan commitment exceeds the amount of the revolving credit loans outstanding (including letters of credit), which shall be payable monthly in arrears on the average daily unused portion of the revolver. There were no borrowings under the revolving credit facility outstanding as of July 31, 2018 or at January 31, 2018.

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

Borrowings in UK
On December 31, 2014, the Company and Lakeland Industries Europe, Ltd, (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with HSBC Bank to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million, based on exchange rates at time of closing) to £1,500,000 (approximately USD $2.3 million, based on exchange rates at time of closing), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million, based on exchange rates at time of closing) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. On December 31, 2016, Lakeland UK entered into an extension of the maturity date of its existing facility with HSBC Invoice Finance (UK) Ltd. to December 19, 2017. Other than the extension of the maturity date and a small reduction of the service charge from 0.9% to 0.85%, all other terms of the facility remained the same. On September 4, 2017 the facility was amended to include Algeria as an approved country. On December 4, 2017 the facility was extended to March 31, 2018 for the next review period and, as of March 9, 2018 the facility was extended to mature on March 31, 2019 with no additional changes to the terms. The balance under this loan outstanding at July 31, 2018 and January 31, 2018 was USD $0.0 million and USD $0.2 million, respectively.

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

Argentina Loan
In April 2015, Lakeland Argentina S.R.L. (“Lakeland Argentina”), the Company’s Argentina subsidiary was granted a $300,000 line of credit denominated in Argentine pesos, pursuant to a standby letter of credit granted by the parent company. The line of credit outstanding at July 31, 2018 was approximately $85,000 as noted below.

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

On May 19, 2017 Lakeland Argentina and BNA entered into an agreement for Lakeland Argentina to obtain a loan in the amount of ARS $1.8 million (approximately USD $112,000, based on exchange rates at time of closing); such loan is for a term of one year at an interest rate of 20.0% per annum. This agreement was paid in full prior to July 31, 2018.

On February 26, 2018 Lakeland Argentina and BNA entered into an agreement for Lakeland Argentina to obtain a loan in the amount of ARS $4.3 million (approximately USD $215,000, based on exchange rates at time of closing); such loan is for a term of one year at an interest rate of 32.0% per annum. The amount outstanding at July 31, 2018 was ARS $2.3 million (approximately USD $85,000) which is included as short-term borrowings on the unaudited condensed consolidated balance sheet.

Below is a table to summarize the debt amounts above (in 000’s):

	Short-Term		Long-term		Current Maturity of Long-term
	7/31/2018	1/31/2018	7/31/2018	1/31/2018	7/31/2018	1/31/2018
Argentina	$85	$31	$-----	$-----	$-----	$-----
UK	-----	180	-----	-----	-----	-----
USA	-----	-----	1,233	1,312	158	158
Totals	$85	$211	$1.233	$1,312	$158	$158

Five-year Debt Payout Schedule
This schedule reflects the liabilities as of July 31, 2018, and does not reflect any subsequent event (in 000’s):

	Total	1 Year or less	2 Years	3 Years	4 Years	5 Years	After 5 Years

Borrowings in USA	$1,391	$158	$158	$1,075	$----	$-----	$-----
Borrowings in Argentina	85	85	-----	-----	-----	-----	-----
Total	$1,476	$243	$158	$1,075	$----	$-----	$-----

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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC; Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, JSC Bank Centercredit in Kazakhstan, and Vietnam Technological and Commercial Joint-Stock Bank (Techcom Bank) in Vietnam. The Company monitors its financial depositories by their credit rating which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There is approximately $7.4 million total included in the US bank accounts and approximately $7.5 million total in foreign bank accounts as of July 31, 2018.

Major Customer
No customer accounted for more than 10% of net sales during the three and six month periods ended July 31, 2018 and 2017.

Major Supplier
No supplier accounted for more than 10% of purchases during the three and six month periods ended July 31, 2018 and 2017.

7.    Stockholders’ Equity
The 2017, 2015 and 2012 Stock Plans

On June 21, 2017, the stockholders of the Company approved the Lakeland Industries, Inc. 2017 Equity Incentive Plan (the “2017 Plan”) at the Annual Meeting of Stockholders. The executive officers and all other employees and directors of the Company, including its subsidiaries, are eligible to participate in the 2017 Plan. The 2017 Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”), except that with respect to all non-employee directors, the Committee shall be deemed to include the full Board. The 2017 Plan provides for the grant of equity-based compensation in the form of stock options, restricted stock, restricted stock units, performance shares, performance units, or stock appreciation rights.

The Committee has the authority to determine the type of award, as well as the amount, terms and conditions of each award, under the 2017 Plan, subject to the limitations and other provisions of the 2017 Plan. An aggregate of 360,000 shares of the Company’s common stock are authorized for issuance under the 2017 Plan, subject to adjustment as provided in the 2017 Plan for stock splits, dividends, distributions, recapitalizations and other similar transactions or events. If any shares subject to an award are forfeited, expire, lapse or otherwise terminate without issuance of such shares, such shares shall, to the extent of such forfeiture, expiration, lapse or termination, again be available for issuance under the 2017 Plan. The following table summarizes the unvested shares granted on September 12, 2017 and June 7, 2018, which have been made under the 2017 Plan.

	Number of shares awarded total
	Minimum	Target	Maximum	Cap
Employees	42,061	63,095	84,126	101,001
Non-Employee Directors	14,414	21,622	28,829	34,595
Total	56,475	84,717	112,955	135,596

	Value at grant date (numbers below are rounded to the nearest $100)
	Minimum	Target	Maximum	Cap
Employees	$583,600	$875,400	$1,167,200	$1,401,300
Non-Employee Directors	200,000	300,000	400,000	480,000
Total	$783,600	$1,175,400	$1,567,200	$1,881,300

Of the total number of shares awarded at Maximum, there are an aggregate of 112,955 shares underlying restricted stock awards and in addition in the 2017 Plan there are 6,376 shares underlying awards of stock appreciation rights with a base price of $13.80 per share. These stock appreciation rights are classified as liability awards and are remeasured at fair value each reporting period until the award is settled. As of July 31, 2018, and January 31, 2018, the Company has recorded a liability in the amount of $0 and $1,913, respectively, related to these stock appreciation rights.

The actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a full three fiscal year performance period commencing on February 1, 2017 and ending on January 31, 2020, in respect of the September 12, 2017 grants, and commencing on February 1, 2018 and ending on January 31, 2021 in respect of the June 7, 2018 grants, in each case, based on the level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) achieved by the Company over this period. The EBITDA targets have been set for each of the Minimum, Target, Maximum and Cap levels, at higher amounts for each of the higher levels. The actual EBITDA amount achieved is determined by the Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence, which items may include, without limitation, the charges or costs associated with restructurings of the Company or any subsidiary, discontinued operations, and the cumulative effects of accounting changes.

Under the 2017 Plan, as described above, the Company awarded performance-based restricted stock and stock appreciation rights to eligible employees and directors. Such awards were at either Minimum, Target, Maximum or Cap levels, based on three year EBITDA targets. The Company recognizes expense related to performance-based restricted share awards over the requisite performance period using the straight-line attribution method based on the most probable outcome (minimum, target, maximum, cap or zero) at the end of the performance period and the price of the Company’s common stock price at the date of grant. The Company is recognizing expense related to awards under the 2017 Plan at Maximum and these expenses were $183,146 and $302,386 for the three and six month periods ended July 31, 2018, respectively.

The 2017 Plan is the successor to the Lakeland Industries, Inc. 2015 Stock Plan (the “2015 Plan”). The executive officers and all other employees and directors of the Company and its subsidiaries were eligible to participate in the 2015 Plan. The 2015 Plan authorized the issuance of awards of restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. The 2015 Plan also permitted the grant of awards that qualify for “performance-based compensation” within the meaning of Section 162(m) of the US Internal Revenue Code. The aggregate number of shares of the Company’s common stock that was issuable under the 2015 Plan was 100,000 shares. Under the 2015 Plan, as of July 31, 2018, there were 67,000 shares vested; of which 43,029 shares were issued and 23,971 shares were returned to the Company to pay employee taxes.

The 2015 Plan, was the successor to the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). The Company’s 2012 Plan authorized the issuance of up to a maximum of 310,000 shares of the Company’s common stock to employees and directors of the Company and its subsidiaries in the form of restricted stock, restricted stock units, performance shares, performance units and other share-based awards. Under the 2012 Plan, as of July 31, 2018, the Company issued 293,887 fully vested shares of common stock, and at July 31, 2018, there are no outstanding shares to vest according to the terms of the 2012 Plan.

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

As of July 31, 2018, there was unrecognized stock-based compensation expense of $1,277,496 pursuant to the 2017 Plan based on the maximum performance award level. Such unrecognized stock-based compensation expense totaled $628,162 for the 2017 Plan at the minimum performance award level. The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years for the 2017 Plan.

The Company recognized total stock-based compensation costs, which are reflected in operating expenses:

	Three-Months Ended July 31,		Six-Months Ended July 31,
	2018	2017	2018	2017
2012 Plan	$-----	$-----	$-----	$206
2015 Plan	-----	98,642	-----	197,284
2017 Plan	$183,146	-----	$302,386	-----
Total stock-based compensation	$183,146	$98,642	$302,386	197,490
Total income tax benefit recognized for stock-based compensation arrangements	$65,933	$35,511	$100,859	$71,096

Shares issued under 2017 Stock Plan	Outstanding Unvested Grants at Maximum at Beginning of FY19	Granted during FY18 through July 31, 2018	Becoming Vested during FY18 through July 31, 2018	Forfeited during FY18 through July 31, 2018	Outstanding Unvested Grants at Maximum at End of July 31, 2018
Restricted stock grants – employees	42,291	41,835	-----	-----	84,126
Restricted stock grants – non-employee directors	14,493	14,336	-----	-----	28,829
Retainer in stock – non-employee directors	12,789	10,438	-----	-----	23,227
Total restricted stock	69,573	66,609	-----	-----	136,182

Weighted average grant date fair value	$13.63	$13.84	$-----	$-----	$13.73

Other Compensation Plans/Programs
Pursuant to the Company’s restrictive stock program, all directors are eligible to elect to receive any director fees in shares of restricted stock in lieu of cash. Such restricted shares are subject to a two-year vesting period. The valuation is based on the stock price at the grant date and is amortized to expense over the two-year period, which approximates the performance period. Since the director is giving up cash for unvested shares, and is subject to a vesting requirement, the amount of shares awarded is 133% of the cash amount based on the grant date stock price. As of July 31, 2018, unrecognized stock-based compensation expense related to these restricted stock awards totaled $51,511 for the 2017 Plan. The cost of these non-vested awards is expected to be recognized over a two-year weighted-average period. In addition, as of July 31, 2018 the Company granted awards for up to an aggregate of 18,006 shares for the 2017 Plan.

Stock Repurchase Program
On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which th Company may repurchase up to $2,500,000 of its outstanding common stock. The Company has not repurchased any stock under this program as of the date of this filing.

Warrant
In October 2014, the Company issued a five-year warrant that is immediately exercisable to purchase up to 55,500 shares of the Company’s common stock at an exercise price of $11.00 per share. As of July 31, 2018 and January 31, 2018, the warrant to purchase up to 55,500 shares remains outstanding.

Shelf Registration
On March 24, 2017, the Company filed a shelf registration statement on Form S-3 (File No. 333-216943) which was declared effective by the SEC on April 11, 2017 (the “Shelf Registration Statement”). The Shelf Registration Statement permits the Company to sell, from time to time, up to an aggregate of $30.0 million of various securities, including shares of common stock, shares of preferred stock, debt securities, warrants to purchase common stock, preferred stock, debt securities, and/or units, rights to purchase common stock, preferred stock, debt securities, warrants and/or units, units of two or more of the foregoing, or any combination of such securities.

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

Authorized Shares
On June 27, 2018, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Restated Certificate of Incorporation, increasing the number of authorized shares from 11,500,000 to 21,500,000, of which 20,000,000 shares are of the Company’s common stock and 1,500,000 shares are of the Company’s preferred stock. The Certificate of Amendment was deemed effective as of June 25, 2018. The increase effected solely the number of authorized shares of common stock.

8.    Income Taxes
Change in Valuation Allowance
The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. The valuation allowance was $2.2 million at July 31, 2018 and January 31, 2018.

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

While the Tax Act provides for a modified territorial tax system, beginning in the fiscal year ending January 31, 2019, it includes two new US tax base erosion provisions, the Global Intangible Low-Taxed Income (“GILTI”) provisions and the Base-Erosion and Anti-Abuse Tax (“BEAT”) provisions. The GILTI provisions require the Company to include in its US income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company does not expect that the GILTI income inclusion will result in significant US tax beginning in the current fiscal year ending January 31, 2019. The BEAT provisions in the Tax Act eliminates the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The Company does not expect that the BEAT provision will result in significant US tax beginning in FY19. In addition, the Company intends to account for the GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its unaudited condensed consolidated financial statements for the quarter ended July 31, 2018.

9.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share at July 31, 2018 and 2017 as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	(in $000s except share and per share information)
	2018	2017	2018	2017
Numerator:	$1.017	$1,842	$2,885	$3,552
Net income
Denominator:
Denominator for basic earnings per share (weighted-average shares which reflect 356,441 shares in the treasury)	8,116,199	7,266,291	8,116,199	7,265,053
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	60,936	13,759	52,559	51,823
Denominator for diluted earnings per share (adjusted weighted average shares)	8,177,135	7,280,050	8,168,758	7,316,876
Basic earnings per share	$0.13	$0.25	$0.36	$0.49

Diluted earnings per share	$0.12	$0.25	$0.35	$0.49

10.  Contingencies
Labor contingencies in Brazil
Lakeland and Lake Brasil Industri E Comercio de Roupas E Equipamentos de Protecao Individual LTDA (“Lakeland Brazil”), the Company’s former subsidiary, are currently named in four labor proceedings in Brazilian courts.

The first case was initially filed in 2010 claiming US $100,000 owed to plaintiff. This case is on its final appeal to the Brazilian Supreme Court, having already been ruled upon in favor of Lakeland three times, most recently by the Labor Court Supreme Court. The claimant having lost four times previously, management firmly believes that Lakeland will continue to prevail in this case. A second case filed against Lakeland by a former principal in the Brazilian Company purchased by Lakeland, was filed in Labor court in 2014 claiming Lakeland owed US $300,000. The Labor court ruled in the fiscal year ended January 31, 2018 that the claimant’s case was outside of the scope of the Labor court and the case was dismissed. The claimant is appealing within the Labor court system. A third case filed by a former Lakeland Brazil manager in 2014 was ruled upon in civil court and awarded the claimant US $100,000. Both the claimant and Lakeland have appealed this decision.  In the last case a former employee of our former Brazilian subsidiary filed a claim seeking approximately US $700,000 that he alleges is due him against an unpaid promissory note. Management firmly believes these claims to be without any merit and does not anticipate a negative outcome resulting in significant expense to us. The Company recorded a liability totaling $150,000 in the fiscal year ended January 31, 2018 to reflect this contingency. The accrual on the balance sheet at July 31, 2018 is $0.1 million.

General litigation contingencies:
The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of July 31, 2018, to the best of the Company’s knowledge, there were no outstanding claims or litigation, except for the labor contingencies in Brazil described above.

11.  Segment Reporting

	Three Months Ended July 31,				Six Months Ended July 31,
	2018		2017		2018		2017

Domestic	$13.36	52.16%	$12.63	52.83%	$25.71	51.47%	$25.33	54.05%
International	12.26	47.84%	11.28	47.17%	24.25	48.53%	21.54	45.95%
Total	$25.62	100.00%	$23.91	100.00%	$49.96	100.00%	$46.87	100.00%

Domestic and international sales from continuing operations are as follows in millions of dollars:

The Company manages its operations by evaluating each of their geographic locations. The US operations include a facility in Alabama (primarily the distribution to customers of the bulk of our products and the light manufacturing of our chemical, wovens, reflective, and fire products). The Company also maintains one manufacturing company in China (primarily disposable and chemical suit production), a manufacturing facility in Mexico (primarily disposable, reflective, fire and chemical suit production), a manufacturing facility in Vietnam (primarily disposable products), and a small manufacturing facility in India. The China facilities produce the majority of the Company’s products and China generates a significant portion of the Company’s international revenues. The Company evaluates the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. The Company maintains sales forces in the USA, Canada, Mexico, Europe, Latin America, India, Russia, Kazakhstan and China, which sell and distribute products shipped from the United States, China, Mexico, India or Vietnam. The table below represents information about reported segments for the years noted therein:

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2018	2017	2018	2017
Net Sales:
USA	$14.76	$13.90	$28.07	$27.30
Other foreign	5.86	4.68	10.97	8.73
Europe (UK)	2.56	2.08	5.13	4.21
Mexico	1.21	0.95	2.68	1.87
China	13.66	12.89	27.50	23.41
Corporate	0.39	0.11	0.75	0.53
Less intersegment sales	(12.82)	(10.70)	(25.14)	(19.18)
Consolidated sales	$25.62	$23.91	$49.96	$46.87
External Sales:
USA	$13.36	$12.63	$25.71	$25.33
Other foreign	4.84	4.38	9.20	8.08
Europe (UK)	2.56	2.08	5.13	4.17
Mexico	0.82	0.58	1.93	1.15
China	4.04	4.24	7.99	8.14
Consolidated external sales	$25.62	$23.91	$49.96	$46.87
Intersegment Sales:
USA	$1.40	$1.27	$2.36	$1.97
Other foreign	1.02	0.30	1.77	0.65
Europe (UK)	-----	-----	-----	0.04
Mexico	0.39	0.37	0.75	0.72
China	9.62	8.65	19.51	15.27
Corporate	0.39	0.11	0.75	0.53
Consolidated intersegment sales	$12.82	$10.70	$25.14	$19.18
Operating Profit (Loss):
USA	$2.15	$2.52	$4.78	$4.78
Other foreign	0.06	0.67	.62	1.10
Europe (UK)	0.09	0.04	0.18	0.11
Mexico	0.08	0.01	0.21	0.04
China	0.93	0.58	1.51	1.55
Corporate	(1.56)	(1.72)	(3.35)	(3.10)
Less intersegment profit (loss)	(0.10)	0.08	0.11	0.17
Consolidated operating profit	$1.65	$2.18	$4.06	$4.65
Depreciation and Amortization Expense:
USA	$0.03	$0.03	$0.06	$0.06
Other foreign	0.07	0.03	0.11	0.07
Europe (UK)	-----	-----	0.01	-----
Mexico	0.03	0.03	0.06	0.06
China	0.07	0.07	0.12	0.13
Corporate	0.05	0.05	0.10	0.09
Less intersegment	(0.01)	(0.01)	(0.03)	(0.02)
Consolidated depreciation & amortization expense	$0.24	$0.20	$0.43	$0.39
Interest Expense:
Other foreign	$0.02	$0.01	0.03	0.03
China	-----	-----	-----	-----
Corporate	0.02	0.02	0.04	0.08
Consolidated interest expense	$0.04	$0.03	$0.07	$0.11
Income Tax Expense:
Other foreign	$0.12	$0.21	$0.21	$0.26
Europe (UK)	0.02	0.03	0.04	0.04
China	0.36	0.09	0.51	0.38
Corporate	0.15	(0.04)	0.34	0.28
Less intersegment	(0.03)	0.02	0.04	0.04
Consolidated income tax expense	$0.62	$0.31	$1.14	$1.00

	Six Months Ended July 31, (in millions of dollars)
Capital Expenditures:	2018	2017
USA	$0.02	$0.01
Other Foreign	0.71	-----
Mexico	0.11	0.03
China	0.03	0.06
India	0.06	0.02
Corporate	0.29	0.33
Consolidated capital expenditures	$1.22	$0.45

	July 31, 2018 (in millions of dollars)	January 31, 2018 (in millions of dollars)
Total Assets:*
USA	$71.37	$67.02
Other foreign	23.34	20.30
Europe (UK)	4.49	4.63
Mexico	5.22	4.69
China	34.71	31.59
India	(0.78)	(0.85)
Corporate	17.76	22.27
Less intersegment	(57.71)	(55.12)
Consolidated assets	$98.40	$94.53
Total Assets Less Intersegment:*
USA	$34.53	$33.16
Other foreign	15.71	12.61
Europe (UK)	4.49	4.63
Mexico	5.31	4.84
China	20.27	16.97
India	1.14	0.98
Corporate	16.95	21.34
Consolidated assets	$98.40	$94.53
Property and Equipment (excluding assets held for sale at $0.2 million):
USA	$1.95	$1.99
Other foreign	2.06	1.50
Europe (UK)	0.02	0.03
Mexico	2.04	1.99
China	1.81	1.92
India	0.18	0.15
Corporate	1.40	1.18
Less intersegment	0.06	0.03
Consolidated property and equipment	$9.52	$8.79
Goodwill:
USA	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87

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

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. More recently we have initiated startup manufacturing operations in Vietnam and India to offset increasing manufacturing costs in China. Our China operations will continue operations primarily manufacturing for the Chinese market and other markets where duty advantages exist. Manufacturing expansion is not only necessary to control rising costs, it is also necessary for Lakeland to achieve its growth objectives. Our net sales attributable to customers outside the United States were $12.3 million and $11.3 million for the three months ended July 31, 2018 and 2017 and $24.3 and $21.5 for the six months ended July 31, 2018 and 2017, respectively.

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

Revenue Recognition. Substantially all of the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses, and for the three months ended July 31, 2018 and 2017 aggregated approximately $0.8 and $0.6 and for the six months ended July 31, 2018 and 2017 and $1.5 million and $1.2 million, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

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

The Company has five revenue generating reportable geographic segments under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its limited use/disposable protective clothing and secondarily from its sales of reflective clothing, high-end chemical protective suits, firefighting and heat protective apparel, reusable woven garments and gloves and arm guards. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see table below). Net sales by geographic region and by product line are included below:

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2018	2017	2018	2017
Disposables	$13.11	$12.36	$25.96	$24.52
Chemical	4.72	4.03	9.15	7.82
Fire	1.70	2.02	3.36	4.02
Gloves	0.85	0.82	1.65	1.56
Hi-Vis	1.97	2.11	3.64	3.88
Wovens	3.27	2.57	6.20	5.07
Total	$25.62	$23.91	$49.96	$46.87

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2018	2017	2018	2017
External Sales:
USA	$13.36	$12.63	$25.71	$25.33
Other foreign	4.84	4.38	9.20	8.09
Europe (UK)	2.56	2.08	5.13	4.18
Mexico	0.82	0.58	1.93	1.15
China	4.04	4.24	7.99	8.12
Consolidated external sales	$25.62	$23.91	$49.96	$46.87

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

Impairment of Long-Lived Assets. The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The Company measures any potential impairment on a projected undiscounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. As of July 31, 2018, no impairment was recorded. As of January 31, 2018, a non-cash impairment charge was recorded to reflect the change in the carrying value of asset held for sale from $0.9 million to $0.2 million as the Company believed this to be the recoverable value of this asset held for sale on the Company’s consolidated balance sheet.

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

Significant Balance Sheet Fluctuation July 31, 2018, As Compared to January 31, 2018

Balance Sheet Accounts. In the six months ended July 31, 2018, inventory levels were increased by $3.5 million as the Company increased stock on core items in the US and enhanced the in stock offerings of FR products in anticipation of increased demand, other current assets increased $0.9 million due to an increase in prepaid expenses associated with the startup facility in Vietnam, and accounts payable increased $1.7 million as the Company purchased materials and began manufacturing product in Vietnam offset by a decrease in cash of $0.9 million as a normal course of business.

Three Months ended July 31, 2018, As Compared to the Three Months Ended July 31, 2017

Net Sales. Net sales increased to $25.6 million for the three months ended July 31, 2018 compared to $23.9 million for the three months ended July 31, 2017, an increase of 7.1%. Sales in the USA increased $1.1 million or 8.2% primarily in the disposables and wovens product lines. Sales in China and to the Asia Pacific Rim increased $0.8 million or 6.1% mostly as a result of increased intercompany demands as industrial activity continued to improve. Canada sales decreased $0.2 million or 6.9% as compared to the prior year’s period in which the wild fire response created unusually high demand. UK sales increased $0.5 million or 22.9% as new distributors in Europe continue to place initial stocking orders. Russia and Kazakhstan sales combined increased $0.5 million or 124.1% as we continue to gain customers in this region, and Latin America sales increased $0.5 million or 29.9% as we continue to see an overall increase in industrial activity in that region.

Gross Profit. Gross profit increased $0.5 million, or 5.3%, to $9.2 million for the three months ended July 31, 2018, from $8.7 million for the three months ended July 31, 2017. Gross profit as a percentage of net sales decreased to 35.7% for the three-month period ended July 31, 2018, from 36.3% for the three months ended July 31, 2017. Major factors driving gross margins were:

●
Disposables gross margins decreased 5.6 percentage points due to a shift in product mix to lower margin product as a result of customer demand in the quarter.
●
Chemical gross margin decreased by 12.8 percentage points primarily due to product mix and partially offset by price increases on some products in the first quarter.
●
Wovens gross margins increased 16.4 percentage points as the Company continues to increase sales of higher margin fire retardant (“FR”) products into the pipeline industry and electric utilities.
●
Reflective gross margins increased 3.4 percentage points as a result of product mix.
●
UK gross margins increased 7.2 percentage points as a result of price increases implemented in the quarter and as the Company exited targeted lower margin business.
●
Argentina’s gross margins increased 12.4 percentage points as a result of increased sales into the FR product market

Operating expenses. Operating expense increased 15.3% to $7.5 million for the three months ended July 31, 2018 from $6.5 million for the three months ended July 31, 2017. Operating expense as a percentage of net sales was 29.3% for the three months ended July 31, 2018 up from 27.2% for the three months ended July 31, 2017. The main factors for the increase in operating expenses are a $0.2 million increase in currency fluctuations primarily in Latin America, UK, and Canada, $0.1 million increase in rent expense as a result of the new manufacturing facility in Vietnam, a $0.1 million increase in bad debt expense primarily in Latin America and Canada due to several larger slow paying customers, a $0.1 million increase in equity compensation, a $0.1 million increase in sales salaries as the Company continues to ramp up sales efforts and expand the international sales force, a $0.1 million increase in commissions and a $0.1 million increase in freight out as a result of increased volume, and a $0.1 million increase in computer expense as the Company invests in IT infrastructure.
Operating Profit. Operating profit decreased to a profit of $1.6 million for the three months ended July 31, 2018 from $2.2 million for the three months ended July 31, 2017 for the reasons noted above and as the Company allocated resources to the implementation of a new ERP system. Operating margins were 6.5% for the three months ended July 31, 2018, compared to 9.1% for the three months ended July 31, 2017.

Interest Expense. Interest expense was relatively nominal for three months ended July 31, 2018 and for the three months ended July 31, 2017 as the Company continues to hold borrowing to a minimum.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $0.6 million for the three months ended July 31, 2018, as compared to $0.3 million for the three months ended July 31, 2017. The increase in tax expense is a result of the country of origin of profits and the currency fluctuations in those countries as taxes are calculated based on local statutory profits prior to translation, and to income taxes now being paid in Argentina, offset in part by lower USA tax rates.

Net Income.  Net income decreased to $1.0 million for the three months ended July 31, 2018 from $1.8 million for the three months ended July 31, 2017. The results for three months ended July 31, 2018 are primarily due to increases in operating expenses and a reduction to gross margins as previously detailed and offset in part by an increase in sales volume.

Six Months ended July 31, 2018, As Compared to the Six Months Ended July 31, 2017

Net Sales. Net sales increased to $50.0 million for the six months ended July 31, 2018 compared to $46.9 million for the six months ended July 31, 2017, an increase of 6.6%. Sales in the USA saw an increase of $1.0 million or 3.6%. Sales in China and to the Asia Pacific Rim increased $4.1 million or 17.5% primarily due to increased intercompany demands as industrial activity improved and several larger customers began replacing depleted inventories. Canada sales increased $0.2 million or 5.0% as that country continues to experience an oil and gas turnaround requiring protective wear. UK sales increased $0.9 million or 21.8% mostly due to initial stocking orders from new distributors in Europe. Russia and Kazakhstan sales combined increased $1.0 million or 113.7% as we continue to gain customers in this region, and Latin America sales increased $0.5 million or 15.4% as we continue to see an overall increase in industrial activity in that region.

Gross Profit. Gross profit increased $1.4 million, or 8.2%, to $18.7 million for the six months ended July 31, 2018, from $17.2 million for the six months ended July 31, 2017. Gross profit as a percentage of net sales increased to 37.3 % for the six month period ended July 31, 2018, from 36.8% for the six months ended July 31, 2017. Major factors driving gross margins were:

●
Chemical gross margin increased by 3.0 percentage points primarily due to product mix and as product price increases in some products were implemented in the first quarter.
●
Wovens gross margins increased 12.0 percentage points as the Company increased sales of higher margin FR products into the pipeline industry.
●
FR gross margins decreased 5.8 percentage points due to the discounting of some products as new standards are being implemented.
●
UK gross margins increased 4.9 percentage points as a result of price increases implemented in the first quarter, slightly offset by a sales shift into lower margin products.
●
Canada’s gross margins increased 2.3 percentage points as a result of product mix and volume increases associated with an upsurge in the oil and gas industry in the first quarter.
●
Argentina’s gross margins increased 7.8 percentage points as a result of increased sales into the FR product market

Operating expenses. Operating expense increased 15.9% to $14.6 million for the six months ended July 31, 2018 from $12.6 million for the six months ended July 31, 2017. Operating expense as a percentage of net sales was 29.3% for the six months ended July 31, 2018 up from 26.9% for the six months ended July 31, 2017. The main factors for the increase in operating expenses are a $0.4 million increase for currency fluctuations primarily in Latin America, UK, Canada, Russia and India, a $0.4 million increase in sales salaries as the Company continues to ramp up sales efforts and expand the international sales force, a $0.2 million increase in rent expense as a result of the new manufacturing facility in Vietnam, a $0.2 million increase to freight out and a $0.1 million increase to commissions as a result of increased sales volume, a $0.1 million increase to professional fees associated with audit and tax work as the Company worked through a change in filer status to accelerated filer and a change in the US tax code, a $0.1 million increase in equity compensation, and a $0.1 million increase to computer expense as the Company continues to invest in infrastructure.

Operating Profit. Operating profit decreased to a profit of $4.1 million for the six months ended July 31, 2018 from $4.7 million for the six months ended July 31, 2017 was impacted by the expenses detailed above. Operating margins were 8.2% for the six months ended July 31, 2018, compared to 10.0% for the six months ended July 31, 2017.

Interest Expense. Interest expense was relatively nominal for the six months ended July 31, 2018 and for the six months ended July 31, 2017 as the Company continues to hold borrowing to a minimum.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $1.1 million for the six months ended July 31, 2018, as compared to $1.0 million for the six months ended July 31, 2017. The increase in tax expense is a result of the country of origin of profits and the currency fluctuations in those countries as taxes are calculated based on local statutory profits prior to US GAAP translation, and to income taxes now being recorded in Argentina, offset in part by lower USA tax rates.

Net Income.  Net income decreased to $2.9 million for the six months ended July 31, 2018 from $3.6 million for the six months ended July 31, 2017. The results for six months ended July 31, 2018 are primarily due to increases in operating expenses and lower gross profit margins offset by higher sales volume than in the comparison period.

Liquidity and Capital Resources

As of July 31, 2018, we had cash and cash equivalents of approximately $14.9 million and working capital of $68.3 million. Cash and cash equivalents decreased $0.9 million and working capital increased $2.2 million from January 31, 2018. International cash management is affected by local requirements and movements of cash across borders can be slowed down significantly.

Of the Company’s total cash and cash equivalents of $14.9 million as of July 31, 2018, cash held in Argentina and Chile of $0.5 million, cash held in Russia of $0.2 million, cash held in the UK of $0.2 million, cash held in India of $0.1 million, cash held in Vietnam of $0.2 million, and cash held in Canada of $0.8 million would not be subject to additional US tax due to the change in the US tax law as a result of the December 22, 2017 enactment of the Tax Act. In the event that the Company repatriated cash from China, of the $5.0 million balance at July 31, 2018, there would be an additional 10% withholding tax incurred in that country. The Company has strategically employed a dividend plan subject to declaration and certain approvals in which its Canadian subsidiary sends dividends to the US in the amount of 100% of the previous year’s earnings, the UK subsidiary sends dividends to the US in the amount of 50% of the previous year’s earnings, and the Weifang China subsidiary sends dividends to the US in declared amounts of the previous year’s earnings. Dividends were declared for our China subsidiary in FY18 in the amount of $5.0 million, as approved by the Company’s board of directors in the fourth quarter, after management and outside tax advisors evaluated the impact of The Tax Act in the US and deemed the dividend distribution as beneficial to the Company. There were no dividends declared in the quarter ended July 31, 2018.

Net cash provided by operating activities of $0.7 million for the three months ended July 31, 2018 was primarily due to net income of $2.9 million and an increase to accounts payable of $1.8 million offset by an increase in inventories of $3.8 million. Net cash used in investing activities of $1.2 million was a result of equipment purchases in Vietnam, Mexico, India, and China and capitalization of phase one of the ERP project in the USA. Net cash used in financing activities of $0.2 million was the result of small changes in our borrowings and repayments in the UK and Argentina and scheduled payments on the term loan in the US.

Stock Repurchase Program. On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. The Company has not repurchased any stock under this program as of the date of this filing.

Capital Expenditures. Our capital expenditures in the second quarter of FY19 of $1.2 million principally relate to additions to equipment in Vietnam and Mexico and manufacturing equipment, computer systems and leasehold improvements in the US. We anticipate FY19 capital expenditures to be approximately $2.5 million as there is an Enterprise Resource Planning (“ERP”) project in process and we are expanding our manufacturing capacity to include Vietnam and India operations.

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

Interest Rate Risk
We are exposed to interest rate risk with respect to our credit facilities, which have variable interest rates based upon the London Interbank Offered Rate. At July 31, 2018, we had no borrowings outstanding under our revolving credit facility . If the interest rate applicable to our variable credit line (assuming full borrowing of $20 million) rose 1% in the quarter ended July 31, 2018, our interest expense would have increased $0.2 million. At July 31, 2018, there were no borrowings under this credit line.

Tax Risks
We are exposed to tax rate risk with respect to our deferred tax asset.

Tax Reform
On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law.  The 2017 Tax Cuts and Jobs Act (the Tax Act) reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018.  As a result of the Tax Act, we applied a blended US statutory federal income tax rate of 33.81% for the year ended January 31, 2018. The Tax Act requires us to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax (see below), re-measuring our US deferred tax assets as well as reassessing the net realizability of our deferred tax assets. The Company completed this re-measurement and reassessment in the most recently completed fiscal year.  The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of our net deferred tax asset to $7.6 million with related income tax expense of $5.1 million, thus dramatically increasing our United States effective tax rate in the fiscal year ended January 31, 2018 and reducing it in future periods, including the period ended July 31, 2018.

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

While the Tax Act provides for a modified territorial tax system, beginning in the fiscal year ending January 31, 2019, it includes two new US tax base erosion provisions, the Global Intangible Low-Taxed Income (“GILTI”) provisions and the Base-Erosion and Anti-Abuse Tax (“BEAT”) provisions. The GILTI provisions require the Company to include in its US income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company does not expect that the GILTI income inclusion will result in significant US tax beginning in the current fiscal year ending January 31, 2019. The BEAT provisions in the Tax Act eliminates the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The Company does not expect that the BEAT provision will result in significant US tax beginning in FY19. In addition, the Company intends to account for the GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its unaudited condensed consolidated financial statements for the quarter ended July 31, 2018.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 31, 2018. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2018.

Changes in Internal Control over Financial Reporting
There have been no changes that occurred during Lakeland's second quarter of fiscal 2019 which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are not applicable

Item 6.   Exhibits:

10.1	Employment Agreement, dated July 12, 2018, between Charles D. Roberson and the Company

Exhibits:* Filed herewith
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Definitions Document
101.DEF	XBRL Taxonomy Extension Labels Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentations Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND INDUSTRIES, INC. (Registrant)

Date: September 10, 2018	/s/ Christopher J. Ryan
Christopher J. Ryan, Chief Executive Officer, President and Secretary (Principal Executive Officer and Authorized Signatory)

Date: September 10, 2018	/s/ Teri W. Hunt
Teri W. Hunt, Chief Financial Officer(Principal Accounting Officer and Authorized Signatory)