Form 10-Q
period 2018-10-31
LAKELAND INDUSTRIES INC
filed 2018-12-17
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 13, 2018
Common Stock, $0.01 par value per share	8,119,488 shares

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
●
there is no assurance that the manufacturing facilities built in Vietnam and India will run in a profitable manner;
●
our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates;
●
we deal in countries where corruption is an obstacle;
●
there is no assurance that our disposition of our Brazilian subsidiary will be entirely successful in that we may continue to be exposed to certain liabilities in connection with the operations of such company. In addition, while the Company’s tax advisors believe that the worthless stock deduction taken by the Company in connection therewith is valid, there can be no assurance that the IRS will not challenge it and, if challenged, that the Company will prevail;
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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
($000’s except for share and per share information)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Net sales	$24,009	$23,960	$73,970	$70,831
Cost of goods sold	15,691	14,907	46,995	44,530
Gross profit	8,318	9,053	26,975	26,301
Operating expenses	7,305	6,388	21,898	18,981
Operating profit	1,013	2,665	5,077	7,320
Other income, net	7	7	36	13
Interest expense	(25)	(35)	(93)	(147)
Income before taxes	995	2,637	5,020	7,186
Income tax expense	494	831	1,634	1,828
Net income	$501	$1,806	$3,386	$5,358
Net income per common share:
Basic	$0.06	$0.23	$0.42	$0.72
Diluted	$0.06	$0.23	$0.41	$0.71
Weighted average common shares outstanding:
Basic	8,119,488	7,894,582	8,117,307	7,477,202
Diluted	8,186,130	7,922,397	8,174,560	7,530,637

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
($000’s)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017

Net income	$501	$1,806	$3,386	$5,358
Other comprehensive income (loss):
Cash flow hedges	-----	122	-----	(80)
Foreign currency translation adjustments	(235)	(40)	(860)	292
Other comprehensive income (loss)	(235)	82	(860)	212
Comprehensive income	$266	$1,888	$2,526	$5,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(000’s except for share information)

ASSETS	October 31,	January 31,
	2018	2018
Current assets
Cash and cash equivalents	$11,660	$15,788
Accounts receivable, net of allowance for doubtful accounts of $556 and $480 at October 31, 2018 and January 31, 2018, respectively	16,271	14,119
Inventories, net of allowance of $2,222 and $2,422 at October 31, 2018 and January 31, 2018, respectively	46,620	42,919
Prepaid VAT tax	1,971	2,119
Other current assets	2,902	1,555
Total current assets	79,424	76,500
Property and equipment, net	10,286	8,789
Assets held for sale	150	150
Deferred income tax	7,205	7,557
Prepaid VAT and other taxes	300	310
Other assets	168	354
Goodwill	871	871
Total assets	$98,404	$94,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,687	$6,855
Accrued compensation and benefits	1,381	1,771
Other accrued expenses	1,966	1,384
Current maturity of long-term debt	158	158
Short-term borrowings	179	211
Total current liabilities	11,371	10,379
Long-term portion of debt	1,200	1,312
Total liabilities	12,571	11,691
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	-----	-----
Common stock, $0.01 par; authorized 20,000,000 and 10,000,000 shares at October 31, 2018 and January 31, 2018, respectively; issued 8,475,929 and 8,472,640 shares; outstanding 8,119,488 and 8,116,199 shares at October 31, 2018 and January 31, 2018, respectively	85	85
Treasury stock, at cost; 356,441 shares	(3,352)	(3,352)
Additional paid-in capital	75,384	74,917
Retained earnings	16,227	12,841
Accumulated other comprehensive loss	(2,511)	(1,651)
Total stockholders' equity	85,833	82,840
Total liabilities and stockholders' equity	$98,404	$94,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($000)’s

	Nine Months Ended October 31,
	2018	2017
Cash flows from operating activities:
Net income	$3,386	$5,358
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for (recovery of) inventory obsolescence	(200)	134
Provision for (recovery of) doubtful accounts	76	(42)
Deferred income taxes	352	750
Depreciation and amortization	642	582
Stock based and restricted stock compensation	491	291
Loss on disposal of property and equipment	14	-----
(Increase) decrease in operating assets
Accounts receivable	(2,655)	(2,121)
Inventories	(3,921)	(2,953)
Prepaid VAT tax	148	(463)
Other current assets	(1,284)	366
Increase (decrease) in operating liabilities
Accounts payable	1,019	3,576
Accrued expenses and other liabilities	265	153
Net cash used by the sale of Brazil	-----	(99)
Net cash provided by (used in) operating activities	(1,667)	5,532
Cash flows from investing activities:
Purchases of property and equipment	(2,227)	(619)
Cash flows from financing activities:
Net repayments under revolving credit facility	-----	(4,865)
Loan repayments, short-term	(207)	(867)
Loan borrowings, short-term	208	102
Loan repayments, long-term	(118)	(66)
Loan borrowings, long-term	-----	1,575
UK borrowings (repayments) under line of credit facility, net	(11)	538
Shares returned to pay employee taxes under restricted stock program	-----	(376)
Proceeds from public offering, net of issuance costs of approximately $1.0 million	-----	10,113
Net cash provided by (used in) financing activities	(128)	6,154
Effect of exchange rate changes on cash and cash equivalents	(106)	61
Net increase (decrease) in cash and cash equivalents	(4,128)	11,128
Cash and cash equivalents at beginning of period	15,788	10,365
Cash and cash equivalents at end of period	$11,660	$21,493

Supplemental disclosure of cash flow information:
Cash paid for interest	$93	$147
Cash paid for taxes	$1,326	$928

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

The results of operations for the three and nine and month periods ended October 31, 2018 are not necessarily indicative of the results to be expected for the full year.

In this Form 10-Q, (a) “FY means fiscal year; thus for example, FY19 refers to the fiscal year ending January 31, 2019, (b) “Q” refers to quarter; thus, for example, Q3 FY19 refers to the third quarter of the fiscal year ending January 31, 2019, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet and (d) “Statement of Operations” refers to unaudited condensed consolidated statement of operations.

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

Revenue Recognition
Substantially all the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses, and for the three months ended October 31, 2018 and 2017 aggregated approximately $0.6 million and $0.7 million and $2.1 million and $1.9 million for the nine months ended October 31, 2018 and 2017, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

The transaction price includes estimates of variable consideration, rebates, allowances, and discounts that are reductions in revenue. All estimates are based on the Company's historical experience, anticipated performance, and the Company's best judgment at the time the estimate is made. Estimates for variable consideration are reassessed each reporting period and are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur upon resolution of uncertainty associated with the variable consideration. All the Company’s contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as quantity times price per unit.

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

	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, (in millions of dollars)
	2018	2017	2018	2017
External Sales by geographic region:
USA	$11.82	$12.85	$37.54	$38.18
Other foreign	4.41	4.39	13.60	12.47
Europe (UK)	2.22	2.24	7.35	6.42
Mexico	0.77	0.51	2.70	1.66
China	4.79	3.97	12.78	12.10
Consolidated external sales	$24.01	$23.96	$73.97	$70.83

	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, (in millions of dollars)
	2018	2017	2018	2017
External Sales by product lines:
Disposables	$12.74	$13.03	$40.88	$39.49
Chemical	4.74	3.98	12.42	10.53
Fire	1.02	1.27	3.57	4.52
Gloves	0.77	0.83	2.30	2.26
Hi-Vis	1.83	2.07	5.46	5.96
Wovens	2.91	2.78	9.34	8.07
Consolidated external sales	$24.01	$23.96	$73.97	$70.83

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

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold. If necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the unaudited condensed consolidated balance sheets. The Company does not have any uncertain tax position at October 31, 2018 and January 31, 2018.

Foreign Operations and Foreign Currency Translation
The Company maintains manufacturing operations in the People’s Republic of China, Mexico, India, Vietnam, and Argentina and can access independent contractors in China, Vietnam, Argentina and Mexico. It also maintains sales and distribution entities located in China, Canada, the U.K., Chile, Argentina, Mexico, India, Russia, and Kazakhstan. The Company is vulnerable to currency risks in these countries. The functional currency for the United Kingdom subsidiary is the Euro; the trading company in China, the RMB; the Canadian Real Estate subsidiary, the Canadian dollar; the Russian operation, the Russian Ruble; the Kazakhstan operation, the Kazakhstan Tenge; the Vietnam operation, the Vietnam Dong, and the Uruguay operation, the Uruguayan peso. All other operations have the US dollar as its functional currency.

Pursuant to US GAAP, assets and liabilities of the Company’s foreign operations with functional currencies, other than the US dollar, are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the unaudited condensed consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains (losses) included in net income for the three months ended October 31, 2018 and 2017 was approximately $0.2 million and $(0.1) million and for the nine months ended October 31, 2018 and 2017 was approximately $(0.4) million and $(0.6) million, respectively.

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

Reclassifications
Certain reclassifications have been made to the line items in the current liabilities section of the January 31, 2018 unaudited condensed consolidated balance sheet, and to the related line items in the cash flows from operating activities section of the unaudited condensed consolidated statement of cash flows for the nine months ended October 31, 2017 to conform to the current period presentation.

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

New Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases.” The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to sixteen specific issues identified. Also in July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvements” which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The effective date and transition requirements for these two ASUs are the same as the effective date and transition requirements as ASU 2016-02. While the Company continues to assess all potential impacts of the standard, the Company currently believes the most significant impact relates to recording right-to-use assets and related lease liabilities on the consolidated balance sheets.

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

4.    Inventories, net
Inventories, net consist of the following (in $000s):

	October 31, 2018	January 31, 2018

Raw materials	$16,020	$14,767
Work-in-process	1,750	2,357
Finished goods	28,850	25,795
	$46,620	$42,919

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

Borrowings under the term loan and the revolving credit facility bear interest at an interest rate determined by reference whether the loan is a base rate loan or Eurodollar loan, with the rate election made by the Company at the time of the borrowing or at any time the Company elects pursuant to the terms of the Loan Agreement. The term loan is payable in equal monthly principal installments of $13,125 each, beginning on June 1, 2017, and on the first day of each succeeding month, with a final payment of the remaining principal and interest on May 10, 2020 (subject to earlier termination as provided in the Loan Agreement). For that portion of the term loan that consists of Eurodollar loans, the term loan shall bear interest at the LIBOR Market Index Rate (“LIBOR”) plus 2.0% per annum, and for that portion of the term loan that consists of base rate loans, the term loan shall bear interest at the base rate then in effect plus 1.0% per annum. All principal and unpaid accrued interest under the revolver credit facility shall be due and payable on the maturity date of the revolver. For that portion of the revolver loan that consists of Eurodollar loans, the revolver shall bear interest at LIBOR plus a margin rate of 1.75% per annum for the first six months and thereafter between 1.5% and 2.0%, depending on the Company’s “availability calculation” (as defined in the Loan Agreement) and, for that portion of the revolver that consists of base rate loans, the revolver shall bear interest at the base rate then in effect plus a margin rate of 0.75% per annum for the first six months and thereafter between 0.50% and 1.0%, depending on the availability calculation. As of the closing, the Company elected all borrowings under the Loan Agreement to accrue interest at LIBOR which, as of that date, was 0.99500%. As such, the initial rate of interest for the revolver is 2.745% per annum and the initial rate of interest for the term loan is 2.995% per annum. The Loan Agreement provides for payment of an unused line fee of between 0.25% and 0.50%, depending on the amount by which the revolving credit loan commitment exceeds the amount of the revolving credit loans outstanding (including letters of credit), which shall be payable monthly in arrears on the average daily unused portion of the revolver. There were no borrowings under the revolving credit facility outstanding as of October 31, 2018 or at January 31, 2018.

The Company agreed to maintain a minimum “fixed charge coverage ratio” (as defined in the Loan Agreement) as of the end of each fiscal quarter, commencing with the fiscal quarter ended October 31, 2017, of not less than 1.10 to 1.00 during the applicable fiscal quarter, and agreed to certain negative covenants that are customary for credit arrangements of this type, including restrictions on the Company’s ability to enter into mergers, acquisitions or other business combination transactions, conduct its business, grant liens, make certain investments, incur additional indebtedness, and make stock repurchases.

In connection with the Loan Agreement, the Company entered into a security agreement, dated May 10, 2017, with Lender pursuant to which the Company granted to Lender a first priority perfected security interest in substantially all real and personal property of the Company.

Borrowings in UK
On December 31, 2014, the Company and Lakeland Industries Europe, Ltd, (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with HSBC Bank to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million, based on exchange rates at time of closing) to £1,500,000 (approximately USD $2.3 million, based on exchange rates at time of closing), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million, based on exchange rates at time of closing) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. On December 31, 2016, Lakeland UK entered into an extension of the maturity date of its existing facility with HSBC Invoice Finance (UK) Ltd. to December 19, 2017. Other than the extension of the maturity date and a small reduction of the service charge from 0.9% to 0.85%, all other terms of the facility remained the same. On September 4, 2017 the facility was amended to include Algeria as an approved country. On December 4, 2017 the facility was extended to March 31, 2018 for the next review period and, as of March 9, 2018 the facility was extended to mature on March 31, 2019 with no additional changes to the terms. The balance under this loan outstanding at October 31, 2018 and January 31, 2018 was USD $0.1 million and USD $0.2 million, respectively.

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

Argentina Loan
In April 2015, Lakeland Argentina S.R.L. (“Lakeland Argentina”), the Company’s Argentina subsidiary was granted a $300,000 line of credit denominated in Argentine pesos, pursuant to a standby letter of credit granted by the parent company. The line of credit outstanding at October 31, 2018 was approximately $32,000 as noted below.

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

On May 19, 2017 Lakeland Argentina and BNA entered into an agreement for Lakeland Argentina to obtain a loan in the amount of ARS $1.8 million (approximately USD $112,000, based on exchange rates at time of closing); such loan is for a term of one year at an interest rate of 20.0% per annum. This agreement was paid in full in May, 2018.

On February 26, 2018 Lakeland Argentina and BNA entered into an agreement for Lakeland Argentina to obtain a loan in the amount of ARS $4.3 million (approximately USD $215,000, based on exchange rates at time of closing); such loan is for a term of one year at an interest rate of 32.0% per annum. The amount outstanding at October 31, 2018 was ARS $1.2 million (approximately USD $32,000) which is included as short-term borrowings on the unaudited condensed consolidated balance sheet.

Below is a table to summarize the debt amounts above (in 000’s):

	Short-Term		Long-term		Current Maturity of Long-term
	10/31/2018	1/31/2018	10/31/2018	1/31/2018	10/31/2018	1/31/2018

Argentina	$32	$31	$-----	$-----	$-----	$-----
UK	147	180	-----	-----	-----	-----
USA	-----	-----	1,200	1,312	158	158
Totals	$179	$211	$1,200	$1,312	$158	$158

Five-year Debt Payout Schedule
This schedule reflects the liabilities as of October 31, 2018, and does not reflect any subsequent event (in 000’s):

	Total	1 Year or less	2 Years	3 Years	4 Years	5 Years	After 5 Years

Borrowings in USA	$1,358	$158	$1,200	$-----	$----	$-----	$-----
Borrowing in UK	147	147	-----	-----	-----	-----	-----
Borrowings in Argentina	32	32	-----	-----	-----	-----	-----
Total	$1,537	$337	$1,200	$-----	$----	$-----	$-----

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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC; Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, JSC Bank Centercredit in Kazakhstan, and Vietnam Technological and Commercial Joint-Stock Bank (Techcom Bank) in Vietnam. The Company monitors its financial depositories by their credit rating which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There is approximately $4.8 million total included in the US bank accounts and approximately $6.9 million total in foreign bank accounts as of October 31, 2018.

Major Customer
No customer accounted for more than 10% of net sales during the three and nine-month periods ended October 31, 2018 and 2017.

Major Supplier
No supplier accounted for more than 10% of purchases during the three and nine-month periods ended October 31, 2018 and 2017.

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

	Value at grant date (numbers below are rounded to the nearest $100
	Minimum	Target	Maximum	Cap
Employees	$583,600	$875,400	$1,167,200	$1,401,300
Non-employee Directors	200,000	300,000	400,000	480,000
Total	$783,600	$1,175,400	$1,567,200	$1,881,300

Of the total number of shares awarded at Maximum, there are an aggregate of 112,955 shares underlying restricted stock awards and in addition in the 2017 Plan there are 6,376 shares underlying awards of stock appreciation rights with a base price of $13.80 per share. These stock appreciation rights are classified as liability awards and are remeasured at fair value each reporting period until the award is settled. As of October 31, 2018, and January 31, 2018, the Company has recorded a liability in the amount of $25,827 and $1,913, respectively, related to these stock appreciation rights.

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

Under the 2017 Plan, as described above, the Company awarded performance-based restricted stock and stock appreciation rights to eligible employees and directors. Such awards were at either Minimum, Target, Maximum or Cap levels, based on three year EBITDA targets. The Company recognizes expense related to performance-based restricted share awards over the requisite performance period using the straight-line attribution method based on the most probable outcome (Minimum, Target, Maximum, Cap or Zero) at the end of the performance period and the price of the Company’s common stock price at the date of grant. The Company is recognizing expense related to awards under the 2017 Plan at Maximum and these expenses were $188,812 and $491,198 for the three and nine month periods ended October 31, 2018, respectively.

The 2017 Plan is the successor to the Lakeland Industries, Inc. 2015 Stock Plan (the “2015 Plan”). The executive officers and all other employees and directors of the Company and its subsidiaries were eligible to participate in the 2015 Plan. The 2015 Plan authorized the issuance of awards of restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. The 2015 Plan also permitted the grant of awards that qualify for “performance-based compensation” within the meaning of Section 162(m) of the US Internal Revenue Code. The aggregate number of shares of the Company’s common stock that was issuable under the 2015 Plan was 100,000 shares. Under the 2015 Plan, as of October 31, 2018, there were 72,221 shares vested; of which 46,319 shares were issued and 25,902 shares were returned to the Company to pay employee taxes. As of October 31, 2018, there are no outstanding shares to vest according to the terms of the 2015 Plan.

The 2015 Plan, was the successor to the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). The Company’s 2012 Plan authorized the issuance of up to a maximum of 310,000 shares of the Company’s common stock to employees and directors of the Company and its subsidiaries in the form of restricted stock, restricted stock units, performance shares, performance units and other share-based awards. Under the 2012 Plan, as of October 31, 2018, the Company issued 293,887 fully vested shares of common stock, and at October 31, 2018, there are no outstanding shares to vest according to the terms of the 2012 Plan.

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

As of October 31, 2018, there was unrecognized stock-based compensation expense of $1,112,528 pursuant to the 2017 Plan based on the maximum performance award level. Such unrecognized stock-based compensation expense totaled $556,245 for the 2017 Plan at the minimum performance award level. The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years for the 2017 Plan.

The Company recognized total stock-based compensation costs, which are reflected in operating expenses:

	Three-Months Ended October 31,		Nine-Months Ended October 31,
	2018	2017	2018	2017
2012 Plan	$-----	$-----	$-----	$206
2015 Plan	-----	-----	-----	197,284
2017 Plan	188,812	93,981	491,198	93,981
Total stock-based compensation	$188,812	$93,981	$491,198	$291,471
Total income tax benefit recognized for stock-based compensation arrangements	$39,651	$33,833	$103,152	$104,929

Shares issued under2017 and 2015 Stock Plans	Outstanding Unvested Grants at Maximum at Beginning of FY19	Granted during FY18 through October 31, 2018	Becoming Vested during FY18 through October 31, 2018	Forfeited during FY18 through October 31, 2018	Outstanding Unvested Grants at Maximum at End of October 31, 2018
Restricted stock grants – employees	42,291	41,835	-----	-----	84,126
Restricted stock grants – non-employee directors	14,493	14,336	-----	-----	28,829
Retainer in stock – non-employee directors	12,789	13,664	5,221	-----	21,232
Total restricted stock	69,573	69,835	5,221	-----	$134,187

Weighted average grant date fair value	$13.63	$13.81	$10.19	-----	$13.85

Other Compensation Plans/Programs
Pursuant to the Company’s restrictive stock program, all directors are eligible to elect to receive any director fees in shares of restricted stock in lieu of cash. Such restricted shares are subject to a two-year vesting period. The valuation is based on the stock price at the grant date and is amortized to expense over the two-year period, which approximates the performance period. Since the director is giving up cash for unvested shares, and is subject to a vesting requirement, the amount of shares awarded is 133% of the cash amount based on the grant date stock price. As of October 31, 2018, unrecognized stock-based compensation expense related to these restricted stock awards totaled $54,295 for the 2017 Plan. The cost of these non-vested awards is expected to be recognized over a two-year weighted-average period. In addition, as of October 31, 2018 the Company granted awards for up to an aggregate of 21,232 shares for the 2017 Plan.

Stock Repurchase Program
On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. The Company has not repurchased any stock under this program as of the date of this filing.

Warrant
In October 2014, the Company issued a five-year warrant that is immediately exercisable to purchase up to 55,500 shares of the Company’s common stock at an exercise price of $11.00 per share. As of October 31, 2018 and January 31, 2018, the warrant to purchase up to 55,500 shares remains outstanding.

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

8.    Income Taxes
Change in Valuation Allowance
The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. The valuation allowance was $2.2 million at October 31, 2018 and January 31, 2018.

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

The Company previously considered substantially all of the earnings in their non-US subsidiaries to be indefinitely reinvested outside the US and, accordingly, recorded no deferred income taxes on such earnings.  At this time the Company has fully analyzed the applicable provisions of the Tax Act, and the intention with respect to unremitted foreign earnings is to continue to indefinitely reinvest outside the US those earnings needed for working capital or additional foreign investment. Apart from the transition tax, any incremental deferred income taxes on the unremitted foreign earnings and profits are not expected to be material.

While the Tax Act provides for a modified territorial tax system, beginning in the fiscal year ending January 31, 2019, it includes two new US tax base erosion provisions, the Global Intangible Low-Taxed Income (“GILTI”) provisions and the Base-Erosion and Anti-Abuse Tax (“BEAT”) provisions. The GILTI provisions require the Company to include in its US income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company does not expect that the GILTI income inclusion will result in significant US tax beginning in the current fiscal year ending January 31, 2019. The BEAT provisions in the Tax Act eliminates the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The Company does not expect that the BEAT provision will result in significant US tax beginning in FY19. In addition, the Company intends to account for the GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its unaudited condensed consolidated financial statements for the three and nine months ended October 31, 2018.

9.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share at October 31, 2018 and 2017 as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	(in $000s except share and per share information)
	2018	2017	2018	2017
Numerator:
Net income	$501	$1,806	$3,386	$5,358
Denominator:
Denominator for basic earnings per share (weighted-average shares which reflect 356,441 shares in the treasury)	8,119,448	7,894,582	8,117,307	7,477,202
Effect of dilutive securities from restricted stock plan and from dilutive effect of warrants	66,682	27,815	57,253	53,435
Denominator for diluted earnings per share (adjusted weighted average shares)	8,186,130	7,922,397	8,174,560	7,530,637
Basic earnings per share	$0.06	$0.23	$0.42	$0.72

Diluted earnings per share	$0.06	$0.23	$0.41	$0.71

10.    Contingencies

Labor and other contingencies in Brazil
Lakeland and Lake Brasil Industri E Comercio de Roupas E Equipamentos de Protecao Individual LTDA (“Lakeland Brazil”), the Company’s former subsidiary, are currently named in four labor proceedings in Brazilian courts.

The first case was initially filed in 2010 claiming US $100,000 owed to plaintiff. This case is on its final appeal to the Brazilian Supreme Court, having already been ruled upon in favor of Lakeland three times, most recently by the Labor Court Supreme Court. The claimant having lost four times previously, management firmly believes that Lakeland will continue to prevail in this case. A second case filed against Lakeland by a former principal in the Brazilian Company purchased by Lakeland (Qualytextil), was filed in Labor court in 2014 claiming Lakeland owed US $300,000. The Labor Court ruled in the fiscal year ended January 31, 2018 that the claimant’s case was outside of the scope of the Labor Court and the case was dismissed. The claimant is appealing within the Labor Court system. A third case filed by a former Lakeland Brazil manager in 2014 was ruled upon in civil court and awarded the claimant US $100,000. Both the claimant and Lakeland have appealed this decision.  In the last case a former employee of our former Brazilian subsidiary filed a claim seeking approximately US $700,000 that he alleges is due him against an unpaid promissory note. Management firmly believes these claims to be without any merit and does not anticipate a negative outcome resulting in significant expense to us. The Company recorded a liability totaling $150,000 in the fiscal year ended January 31, 2018 to reflect this contingency. The accrual on the balance sheet at October 31, 2018 is $0.1 million.

Two new claims against our former subsidiary have recently arisen relating to the business of Lakeland Brazil prior to the date of the Shares Transfer Agreement. One relates to a claim of storage fees, including penalties, totaling approximately US $155,000. The other is a VAT tax claim of approximately US $120,000. The risk of exposure to the Company is expected to diminish as the former subsidiary continues to operate and settle its own obligations, as the labor cases filed by former employees are concluded, and as pre-Shares Transfer Agreement liabilities are satisfied.

The Company understands that under the laws of Brazil, a parent company may be liable for the liabilities of a former Brazilian subsidiary in the event of fraud, misconduct or comingling of assets, Although the Company would have assured the right of full defense in case of a potential litigation, there can be no assurance as to the findings of the courts of Brazil. At this point, management does not believe that an estimate of any additional liability is required at this time.

General litigation contingencies:
The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of October 31, 2018, to the best of the Company’s knowledge, there were no outstanding claims or litigation, except for the labor contingencies in Brazil described above.

11. Segment Reporting

    Domestic and international sales from continuing operations are as follows in millions of dollars:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2018		2017		2018		2017

Domestic	$11.82	49.24%	$12.85	53.64%	$37.54	50.75%	$38.18	53.91%
International	12.19	50.76%	11.11	46.36%	36.43	49.25%	32.65	46.09%
Total	$24.01	100.00%	$23.96	100.00%	$73.97	100.00%	$70.83	100.00%

The Company manages its operations by evaluating each of their geographic locations. The US operations include a facility in Alabama (primarily the distribution to customers of the bulk of our products and the light manufacturing of our chemical, wovens, reflective, and fire products). The Company also maintains one manufacturing company in China (primarily disposable and chemical suit production), a manufacturing facility in Mexico (primarily disposable, reflective, fire and chemical suit production), a manufacturing facility in Vietnam (primarily disposable products), a manufacturing facility in Argentina and a small manufacturing facility in India. The China facilities produce the majority of the Company’s products and China generates a significant portion of the Company’s international revenues. The Company evaluates the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. The Company maintains sales forces in the USA, Canada, Mexico, Europe, Latin America, India, Russia, Kazakhstan and China, which sell and distribute products shipped from the United States, China, Mexico, India or Vietnam. The table below represents information about reported segments for the years noted therein:

	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, (in millions of dollars)
	2018	2017	2018	2017
Net Sales:
USA	$13.00	$14.16	$41.07	$41.46
Other foreign	5.74	4.94	16.71	13.66
Europe (UK)	2.22	2.24	7.35	6.46
Mexico	1.15	0.90	3.83	2.77
China	12.05	13.47	39.55	36.88
Corporate	-----	0.45	0.75	0.98
Less intersegment sales	(10.15)	(12.20)	(35.29)	(31.38)
Consolidated sales	$24.01	$23.96	$73.97	$70.83
External Sales:
USA	$11.82	$12.85	$37.54	$38.18
Other foreign	4.41	4.39	13.60	12.47
Europe (UK)	2.22	2.24	7.35	6.42
Mexico	0.77	0.51	2.70	1.66
China	4.79	3.97	12.78	12.10
Consolidated external sales	$24.01	$23.96	$73.97	$70.83
Intersegment Sales:
USA	$1.18	$1.31	$3.53	$3.28
Other foreign	1.33	0.55	3.11	1.19
Europe (UK)	-----	-----	----	0.04
Mexico	0.38	0.39	1.13	1.11
China	7.26	9.50	26.77	24.78
Corporate	-----	0.45	0.75	0.98
Consolidated intersegment sales	$10.15	$12.20	$35.29	$31.38
Operating Profit (Loss):
USA	$1.66	$2.62	$6.45	$7.40
Other foreign	0.34	0.92	0.97	2.04
Europe (UK)	0.03	(0.02)	0.21	0.09
Mexico	(0.03)	(0.06)	0.17	(0.02)
China	0.79	0.66	2.30	2.21
Corporate	(1.61)	(1.46)	(4.96)	(4.56)
Less intersegment profit (loss)	(0.17)	0.01	(0.06)	0.16
Consolidated operating profit	$1.01	$2.67	$5.08	$7.32
Depreciation and Amortization Expense:
USA	$0.03	$0.03	$0.09	$0.09
Other foreign	0.02	0.04	0.12	0.10
Europe (UK)	-----	-----	0.01	0.01
Mexico	0.03	0.03	0.09	0.09
China	0.05	0.06	0.17	0.19
Corporate	0.09	0.05	0.19	0.14
Less intersegment	-----	(0.01)	(0.03)	(0.04)
Consolidated depreciation & amortization expense	$0.22	$0.20	$0.64	$0.58
Interest Expense:
Other foreign	$0.01	$0.02	$0.03	$0.05
Europe (UK)	-----	0.01	-----	0.01
Corporate	0.02	0.01	0.06	0.09
Consolidated interest expense	$0.03	$0.04	$0.09	$0.15
Income Tax Expense:
Other foreign	$0.17	$0.16	$0.37	0.42
Europe (UK)	0.01	0.01	0.05	0.05
China	0.29	0.12	0.81	0.50
Corporate	0.05	0.55	0.39	0.83
Less intersegment	(0.03)	(0.01)	0.01	0.03
Consolidated income tax expense	$0.49	$0.83	$1.63	$1.83

	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, (in millions of dollars)
Capital Expenditures:	2018	2017	2018	2017
USA	$0.03	$0.01	$0.05	$0.02
Other Foreign	0.38	-----	1.09	-----
Mexico	0.09	0.03	0.20	0.06
China	0.02	0.01	0.05	0.07
India	(0.02)	0.06	0.04	0.08
Corporate	0.51	0.06	0.80	0.39
Consolidated capital expenditures	$1.01	$0.17	$2.23	$0.62

	October 31, 2018 (in millions of dollars)	January 31, 2018 (in millions of dollars)
Total Assets: *
USA	$28.09	$27.64
Other foreign	25.30	20.30
Europe (UK)	4.19	4.63
Mexico	5.14	4.69
China	35.23	31.59
India	(0.83)	(0.85)
Corporate	63.91	61.65
Less intersegment	(62.63)	(55.12)
Consolidated assets	$98.40	$94.53
Total Assets Less Intersegment: *
USA	$29.57	$33.16
Other foreign	17.55	12.61
Europe (UK)	4.19	4.63
Mexico	5.25	4.84
China	18.57	16.97
India	1.10	0.98
Corporate	22.17	21.34
Consolidated assets	$98.40	$94.53
Property and Equipment (excluding assets held for sale at $0.2 million):
USA	$1.95	$1.99
Other foreign	2.41	1.50
Europe (UK)	0.01	0.03
Mexico	2.10	1.99
China	1.75	1.92
India	0.17	0.15
Corporate	1.84	1.18
Less intersegment	0.06	0.03
Consolidated property and equipment	$10.29	$8.79
Goodwill:
USA	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87

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

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. More recently we have initiated startup manufacturing operations in Vietnam and India to offset increasing manufacturing costs in China. Our China operations will continue operations primarily manufacturing for the Chinese market and other markets where duty advantages exist. Manufacturing expansion is not only necessary to control rising costs, it is also necessary for Lakeland to achieve its growth objectives. Our net sales attributable to customers outside the United States were $12.2 million and $11.1 million for the three months and $36.4 and $32.7 for the nine months ended October 31, 2018 and 2017, respectively.

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

Revenue Recognition. Substantially all of the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses. For the three months ended October 31, 2018 and 2017 aggregated approximately $0.6 million and $0.7 million and for the nine months ended October 31, 2018 and 2017 and $2.1million and $1.9 million, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

The transaction price includes estimates of variable consideration, rebates, allowances, and discounts that are reductions in revenue. All estimates are based on the Company's historical experience, anticipated performance, and the Company's best judgment at the time the estimate is made. Estimates for variable consideration are reassessed each reporting period and are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur upon resolution of uncertainty associated with the variable consideration. All the Company’s contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as quantity time’s price per unit.

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

	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, (in millions of dollars)
	2018	2017	2018	2017
External Sales by geographic region:
USA	$11.82	$12.85	$37.54	$38.18
Other foreign	4.41	4.39	13.60	12.47
Europe (UK)	2.22	2.24	7.35	6.42
Mexico	0.77	0.51	2.70	1.66
China	4.79	3.97	12.78	12.10
Consolidated external sales	$24.01	$23.96	$73.97	$70.83

	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, (in millions of dollars)
	2018	2017	2018	2017
External Sales by product lines:
Disposables	$12.74	$13.03	$40.88	$39.49
Chemical	4.74	3.98	12.42	10.53
Fire	1.02	1.27	3.57	4.52
Gloves	0.77	0.83	2.30	2.26
Hi-Vis	1.83	2.07	5.46	5.96
Wovens	2.91	2.78	9.34	8.07
Consolidated external sales	$24.01	$23.96	$73.97	$70.83

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

Impairment of Long-Lived Assets. The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The Company measures any potential impairment on a projected undiscounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. As of October 31, 2018, no impairment was recorded. As of January 31, 2018, a non-cash impairment charge was recorded to reflect the change in the carrying value of asset held for sale from $0.9 million to $0.2 million as the Company believed this to be the recoverable value of this asset held for sale on the Company’s consolidated balance sheet.

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

Significant Balance Sheet Fluctuation October 31, 2018, As Compared to January 31, 2018
Balance Sheet Accounts. In the nine months ended October 31, 2018, cash and cash equivalents were decreased $4.1 million as the Company builds out manufacturing in Vietnam and implements an ERP in the US and works to enhance global IT infrastructure; inventory levels were increased by $3.7 million as the Company increased stock on core items in the US and enhanced the in stock offerings of Fire Resistant (“FR”) products in anticipation of increased demand; accounts receivables increased $2.2 million due to timing issues due to a higher concentration in sales in the latter part of the quarter.

Three Months ended October 31, 2018, As Compared to the Three Months Ended October 31, 2017

Net Sales. Net sales remained level at $24.0 million for the three months ended October 31, 2018 compared to the three months ended October 31, 2017. Sales in the USA decreased $1.6 million or 11% primarily due to several changes in the business environment for two of our major customers as well as long lead times from our ERP implementation which resulted in order cancellations, in the disposables, gloves and fire product lines, offset by an increase of $0.6 million in the chemical product line primarily due to reclassifying products into the correct sales divisions, moving products that were previously classified under our Disposable division into our Chemical division. Sales in China and to the Asia Pacific Rim increased $0.8 million or 20.9% mostly as a result of significant sales into the nuclear and utilities industries. UK sales decreased $0.02 million or 0.8% due to product mix. Russia sales were up $0.3 million as we continue to gain customers in this region.

Gross Profit. Gross profit decreased $0.7 million, or 8.1%, to $8.3 million for the three months ended October 31, 2018, from $9.0 million for the three months ended October 31, 2017. Gross profit as a percentage of net sales decreased to 34.6% for the three-month period ended October 31, 2018, from 37.8% for the three months ended October 31, 2017. Major factors driving gross margins were:

●
USA gross margins decreased 3.0 percentage points due to increased expenses across distribution and supply chain management associated with the implementation of a new ERP system, increased payroll costs due to additional labor requirement, and additional rents associated with higher levels of inventory.
●
UK gross margins increased 3.8 percentage points as a result of the Company’s exit from targeted lower margin business, price increases in the period, and focus on growth in the eastern region of the continent.
●
Mexico gross margins increased 1.5 percentage points as the Company continues to expand national sales into that domestic market.

●
China gross margins for external sales increased 4.0 percentage points as product mix shifted to domestically sourced products as a result of trade concerns
●
Other foreign country gross margins decreased 2.8 percentage points primarily due to Chile sales experiencing competitive pricing pressures and Russia sales where product mix shifted from chemical products to disposables products based on customer demand for these lower end products.

Operating expenses. Operating expense increased 14.4% to $7.3 million for the three months ended October 31, 2018 from $6.3 million for the three months ended October 31, 2017. Operating expense as a percentage of net sales was 30.4% for the three months ended October 31, 2018 up from 26.7% for the three months ended October 31, 2017. The main factors for the increase in operating expenses are a $0.3 million increase in sales salaries and travel and entertainment as the Company continues to ramp up sales efforts and expand the international sales force, a $0.1 million increase to temporary labor associated with the ERP implementation, a $0.1 million increase to computer expense as the Company continues to build out infrastructure, a $0.1 million increase to office expense associated with our Vietnam facility, and a $0.1 million increase to equity compensation offset by a $0.2 million favorable currency transaction effect primarily in Vietnam, and a reduction to the bad debt allowance as a result of the collections on account of slow paying customers in various countries.

Operating Profit. Operating profit decreased to a profit of $1.0 million for the three months ended October 31, 2018 from $2.7 million for the three months ended October 31, 2017 for the reasons noted above. Operating margins were 4.2% for the three months ended October 31, 2018, compared to 11.1% for the three months ended October 31, 2017.

Interest Expense. Interest expense was relatively nominal for three months ended October 31, 2018 and for the three months ended October 31, 2017 as the Company continues to hold borrowing to a minimum.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $0.5 million for the three months ended October 31, 2018, as compared to $0.9 million for the three months ended October 31, 2017. The increase in tax expense as a percentage of income is a result of the country of origin of profits and the currency fluctuations in those countries as taxes are calculated based on local statutory profits prior to translation, and income taxes now being incurred in Argentina and Chile, offset by lower USA tax rates.

Net Income.  Net income decreased to $0.5 million for the three months ended October 31, 2018 from $1.8 million for the threemonths ended October 31, 2017. The results for three months ended October 31, 2018 are primarily due to increases in operating expenses and a reduction to gross margins as previously detailed.

Nine Months ended October 31, 2018, As Compared to the Nine Months Ended October 31, 2017

Net Sales. Net sales increased to $74.0 million for the nine months ended October 31, 2018 compared to $70.8 million for the nine months ended October 31, 2017, an increase of 4.4%. Sales in the USA saw a decrease of $0.6 million or 1.7% primarily due to several changes in the business environment for two of our major customers as well as long lead times from our ERP implementation which resulted in order cancellations, in the disposables, gloves and fire product lines. Sales in China and to the Asia Pacific Rim increased $0.7 million or 5.7% primarily due to increased market penetration in the nuclear and utilities industries. UK sales increased $0.9 million or 14.6% mostly due to price increases and a specific targeting of sales to distributors in the eastern region of that continent. Mexico sales increased $1.1 million or 62.6% as the Company continues to gain market share in that country. Other foreign country sales increased $1.1 million or 9.0% primarily in Chile where sales increased $0.4 million and in Russia where sales increased $1.2 million. The Company is selling more fire resistant (“FR”) products into the Chilean market and Russia continues to be a growth market for the Company.

Gross Profit. Gross profit increased $0.7 million, or 2.6%, to $27.0 million for the nine months ended October 31, 2018, from $26.3 million for the nine months ended October 31, 2017. Gross profit as a percentage of net sales decreased to 36.5% for the nine month period ended October 31, 2018, from 37.1% for the nine months ended October 31, 2017. Major factors driving gross margins were:

●
USA gross margins decreased 1.3 percentage points due to increased expenses across distribution and supply chain management associated with the implementation of a new ERP system, increased payroll costs due to additional labor requirement, and additional rents associated with higher levels of inventory partially offset by increased sales of higher margin FR products into the pipeline industry and increased sales into the Cleanroom market.
●
UK gross margins increased 4.5 percentage points as a result of price increases implemented in the first quarter, slightly offset by a sales shift into lower margin products.
●
Mexico gross margins decreased 0.9 percentage points due to product mix.
●
China gross margins decreased 0.9 percentage points due to product mix.
●
Other foreign country gross margins decreased 2.7 percentage points primarily due to Chile sales where competitive pricing pressures were a factor and in Russia where sales shifted from chemical products to disposables products based on customer demand for these lower end products but were offset by gains in Argentina where sales of FR garments increased due to the continued development of Vaca Muerta.

Operating expenses. Operating expense increased 15.4% to $21.9 million for the nine months ended October 31, 2018 from $19.0 million for the nine months ended October 31, 2017. Operating expense as a percentage of net sales was 29.6% for the nine months ended October 31, 2018 up from 26.8% for the nine months ended October 31, 2017. The main factors for the increase in operating expenses are a $0.3 million charge to freight out as the freight market continues to tighten, $1.0 million increase to sales salaries, commissions, travel and entertainment and advertising as the Company continues to ramp up sales efforts and expand the international sales force, a $0.2 million charge for currency fluctuations primarily in Argentina and Chile, a $0.2 million increase to equity compensation, a $0.5 million increase in rent expense and office expense as a result of the new manufacturing start up facility in Vietnam, and a $0.2 million increase to computer expense as the Company continues to build out infrastructure.

Operating Profit. Operating profit decreased to a profit of $5.1 million for the nine months ended October 31, 2018 from $7.3 million for the nine months ended October 31, 2017 due to the impact of the expenses detailed above. Operating margins were 6.9% for the nine months ended October 31, 2018, compared to 10.3% for the nine months ended October 31, 2017.

Interest Expense. Interest expense was relatively nominal for the nine months ended October 31, 2018 and for the nine months ended October 31, 2017 as the Company continues to hold borrowing to a minimum.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $1.6 million for the nine months ended October 31, 2018, as compared to $1.8 million for the nine months ended October 31, 2017. The increase in tax expense as a percentage of income is a result of the country of origin of profits and the currency fluctuations in those countries as taxes are calculated based on local statutory profits prior to translation, and to income taxes now being incurred in Argentina and Chile, offset in part by lower USA tax rates.

Net Income.  Net income decreased to $3.4 million for the nine months ended October 31, 2018 from $5.4 million for the nine months ended October 31, 2017. The results for nine months ended October 31, 2018 are primarily due to increases in operating expenses and lower gross profit margins offset by higher sales volume than in the comparison period.

Liquidity and Capital Resources

As of October 31, 2018, we had cash and cash equivalents of approximately $11.7 million and working capital of $68.1 million. Cash and cash equivalents decreased $4.1 million and working capital increased $2.0 million from January 31, 2018. International cash management is affected by local requirements and movements of cash across borders can be slowed down significantly.

Of the Company’s total cash and cash equivalents of $11.7 million as of October 31, 2018, cash held in Argentina and Chile of $0.3 million, cash held in Russia of $0.3 million, cash held in the UK of $0.1 million, cash held in India of $0.1 million, cash held in Vietnam of $0.1 million, and cash held in Canada of $1.5 million would not be subject to additional US tax due to the change in the US tax law as a result of the December 22, 2017 enactment of the Tax Act. In the event that the Company repatriated cash from China, of the $3.9 million balance at October 31, 2018, there would be an additional 10% withholding tax incurred in that country. The Company has strategically employed a dividend plan subject to declaration and certain approvals in which its Canadian subsidiary sends dividends to the US in the amount of 100% of the previous year’s earnings, the UK subsidiary sends dividends to the US in the amount of 50% of the previous year’s earnings, and the Weifang China subsidiary sends dividends to the US in declared amounts of the previous year’s earnings. Dividends were declared for our China subsidiary in FY18 in the amount of $5.0 million, as approved by the Company’s board of directors in the fourth quarter, after management and outside tax advisors evaluated the impact of The Tax Act in the US and deemed the dividend distribution as beneficial to the Company. There were no dividends declared in the three and nine months ended October 31, 2018.

Net cash used in operating activities of $1.7 million for the nine months ended October 31, 2018 was primarily due to a $3.9 million increase to inventory that the Company is now working through, a $2.7 million increase to accounts receivables due to timing, and a $1.3 million increase to other current assets primarily due to prepaid expenses associated with the startup subsidiary in Vietnam. Net cash used in investing activities of $2.2 million was a result of equipment purchases in Vietnam, Mexico, India, and China and capitalization of phase one of the ERP project in the USA. Net cash used in financing activities of $0.1 million was the result of small changes in our borrowings and repayments in the UK and Argentina and scheduled payments on the term loan in the US.

Stock Repurchase Program. On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. The Company has not repurchased any stock under this program as of the date of this filing.

Capital Expenditures. Our capital expenditures in the third quarter of FY19 of $1.0 million principally relate to additions to equipment in India, Vietnam and Mexico, and computer systems and leasehold improvements in the US. We anticipate Q4FY19 capital expenditures to be approximately $0.3 million and FY20 capital expenditures to be approximately $1.5, as our Enterprise Resource Planning (“ERP”) project is in process and we are expanding our manufacturing capacity to include Vietnam and India operations.

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

Our primary risk from foreign currency exchange rate changes is presently related to non-US dollar denominated sales in China, Canada and Europe and, to a smaller extent, in South American countries and in Russia. Our sales to customers in Canada are denominated in Canadian dollars, in Europe in Euros and British pounds, and in China in RMB and US dollars. If the value of the US dollar increases relative to the Canadian dollar, the Pound, the Euro, or the RMB then our net sales could decrease as our products would be more expensive to these international customers because of changes in rate of exchange. We manage the foreign currency risk when appropriate through the use of rolling 90-day forward contracts against the Canadian dollar, the Great Britain Pound, and the Euro and through cash flow hedges in the US against the RMB and the Euro. We do not hedge other currencies at this time. In the event that non-US dollar denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results.

Interest Rate Risk
We are exposed to interest rate risk with respect to our credit facilities, which have variable interest rates based upon the London Interbank Offered Rate. At October 31, 2018, we had no borrowings outstanding under our revolving credit facility. If the interest rate applicable to our variable credit line (assuming full borrowing of $20 million) rose 1% in the quarter ended October 31, 2018, our interest expense would have increased $0.2 million. At October 31, 2018, there were no borrowings under this credit line.

Tax Risks
We are exposed to tax rate risk with respect to our deferred tax asset.

Tax Reform
On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law.  The 2017 Tax Cuts and Jobs Act (the Tax Act) reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018.  As a result of the Tax Act, we applied a blended US statutory federal income tax rate of 33.81% for the year ended January 31, 2018. The Tax Act requires us to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax (see below), re-measuring our US deferred tax assets as well as reassessing the net realizability of our deferred tax assets. The Company completed this re-measurement and reassessment in the most recently completed fiscal year.  The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of our net deferred tax asset to $7.6 million with related income tax expense of $5.1 million, thus dramatically increasing our United States effective tax rate in the fiscal year ended January 31, 2018 and reducing it in future periods, including the period ended October 31, 2018.

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

We previously considered substantially all of the earnings in our non-US subsidiaries to be indefinitely reinvested outside the US and, accordingly, recorded no deferred income taxes on such earnings.  At this time, we have fully analyzed the applicable provisions of the Tax Act, and our intention with respect to unremitted foreign earnings is to continue to indefinitely reinvest outside the US those earnings needed for working capital or additional foreign investment. Apart from the transition tax, any incremental deferred income taxes on the unremitted foreign earnings and profits are not expected to be material.

While the Tax Act provides for a modified territorial tax system, beginning in the fiscal year ending January 31, 2019, it includes two new US tax base erosion provisions, the Global Intangible Low-Taxed Income (“GILTI”) provisions and the Base-Erosion and Anti-Abuse Tax (“BEAT”) provisions. The GILTI provisions require the Company to include in its US income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company does not expect that the GILTI income inclusion will result in significant US tax beginning in the current fiscal year ending January 31, 2019. The BEAT provisions in the Tax Act eliminates the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The Company does not expect that the BEAT provision will result in significant US tax beginning in FY19. In addition, the Company intends to account for the GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its unaudited condensed consolidated financial statements for the three and nine months ended October 31, 2018.

We may be exposed to continuing and other liabilities arising from our former Brazilian operations.
During the fiscal year ended January 31, 2016 the Company formally completed the terms of the “Shares Transfer Agreement” and executed its exit from Brazil, but we may continue to be exposed to certain liabilities arising in connection with the operations of Lakeland Brazil. Two new claims against our former subsidiary have recently arisen relating to the business of Lakeland Brazil prior to the date of the Shares Transfer Agreement. One relates to a claim of storage fees, including penalties, totaling approximately US $155,000. The other is a VAT tax claim of approximately US $120,000. The risk of exposure to the Company is expected to diminish as the former subsidiary continues to operate and settle its own obligations, as the labor cases filed by former employees are concluded, and as pre-Shares Transfer Agreement liabilities are satisfied.

The Company understands that under the laws of Brazil, a parent company may be liable for the liabilities of a former Brazilian subsidiary in the event of fraud, misconduct or comingling of assets, Although the Company would have assured the right of full defense in case of a potential litigation, there can be no assurance as to the findings of the courts of Brazil. At this point, management does not believe that an estimate of any additional liability is required at this time.

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

Item 4.
Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 31, 2018. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2018.

Changes in Internal Control over Financial Reporting
There have been no changes that occurred during Lakeland's third quarter of fiscal 2019 which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are not applicable

Item 6.
Exhibits:

10.1	Employment Agreement, dated November 5, 2018, between Teri W. Hunt and the Company

Exhibits:* Filed herewith
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Definitions Document
101.DEF	XBRL Taxonomy Extension Labels Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentations Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND INDUSTRIES, INC. (Registrant)

Date: December 17, 2018	/s/ Christopher J. Ryan
Christopher J. Ryan, Chief Executive Officer, President and Secretary (Principal Executive Officer and Authorized Signatory)

Date: December 17, 2018	/s/ Teri W. Hunt
Teri W. Hunt, Chief Financial Officer(Principal Accounting Officer and Authorized Signatory)