Form 10-K
period 2019-01-31
LAKELAND INDUSTRIES INC
filed 2019-04-16
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2019
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
Common Stock $0.01 Par Value
(Title of Class)
Name of Exchange on which registered – NASDAQ Market
Securities registered pursuant to Section 12(g) of the Act:
Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ⁯
Accelerated filer ☒
Nonaccelerated filer ⁯
Smaller reporting company ☒
Emerging growth company ⁯

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes☐ No ☒
As of July 31, 2018, the aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant was $102,475,563 based on the closing price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 10, 2019
Common Stock, $0.01 par value per share	8,013,840 Shares

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

ITEM 1. BUSINESS

Overview
We manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a network of over 1,600  global safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mixture of end users directly, and to industrial distributors depending on the particular country and market. Sales are made to more than 50 countries, the majority of which were into China, the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India and Southeast Asia. For purposes of this Form 10-K, FY refers to a fiscal year ended January 31; for example, FY19 refers to the fiscal year ended January 31, 2019. In FY19 we had net sales of $99.0 million and $96.0 million in FY18.

For the first half of the year (FY 19), economic growth and investment globally was relatively strong as the global economy continued its recovery from the second half of FY 2018.  In the second half of FY19 we encountered headwinds due to threatened changes to U.S. trade policies relative to several key markets in which we manufacture and sell, specifically China and Mexico.  In Europe, uncertainty around Brexit saw customers less confident in economic growth. This was reflected in the purchases and business investment of many of our EEC end users. This in turn limited growth opportunities in these markets while leading to more aggressive pricing from the competition which had to be met. Unfortunately during the second half of the fiscal year, global talks between the US administration and China and the U.K and European Union became more contentious and less certain. In addition, in the second half of FY19, Lakeland initiated a significant global enterprise resource planning (“ERP”) project in order to strengthen its foundation for future growth globally. The result of this investment was an increase in operating expenses and some loss of sales due to operational issues relating to the ERP implementation, adversely effecting operating results.

The Company recognizes the need to grow faster than what organic growth will contribute, so it has accelerated product development, is pressing ahead aggressively with the rollout of our new ERP system, investing in increasing our global manufacturing capacity by opening new manufacturing facilities, and investing in new manufacturing equipment and processes to reduce manufacturing costs and increase efficiencies.

Additionally, a major strategic companywide objective to accelerate growth throughout the Company is to push additional products and sales tools that are successful in the key US and China markets to the other international operations, which have traditionally carried smaller lines. To facilitate this, the Company is evaluating and redeploying sales and marketing assets into regions that offer the greatest potential for sales and margin growth.

As always, the cornerstone of the Company’s strategy is the belief that owning and operating its own factories is a strategic advantage for Lakeland. It provides the Company with advantages over its competition in terms of rapidly scaling up manufacturing to meet emergency demand, shift product between manufacturing locations to take advantage of ever changing trade agreements, and to maintain the highest level of product quality. In contrast, most of the Company’s competitors utilize contractors. Contractor agreements significantly reduce their market responsiveness as the contractors typically require forecast leadtimes in excess of 30 days and service multiple customers; all of whom are vying for their capacity in times of emergency or unusually high demand. The end result is longer lead times and higher costs as contractors bid up prices.

Industry Overview
The industrial work clothing market includes our limited use/disposable protective or safety clothing, high-end chemical protective suits, high visibility clothing/vests, firefighting and heat protective apparel, gloves and reusable woven Flame Resistant (FR) and arc flash protective garments. The industrial protective safety clothing market in the United States has evolved over the past 49 years as a result of governmental regulations and requirements and commercial product development. In 1970, Congress enacted the Occupational Safety and Health Act, or OSHA, which requires employers to supply protective clothing in certain work environments.  Certain states have also enacted worker safety laws that further supplement OSHA standards and requirements.

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

International and Domestic Standards
Standards development, within both the US and global markets, continues to challenge manufacturers as the pace of change and adoption of new standards increase.  Complex and changing international standards play to Lakeland’s strengths when compared to most multinationals or smaller manufacturers.  Lakeland currently sits on boards and/or works closely with groups involved in writing many international standards such as the American Society for Testing and Materials International (“ASTM”), the National Fire Protection Association (“NFPA”), International Safety Equipment Association (“ISEA”), the European Committee for Standardization (“CEN”), the International Organization for Standardization (“ISO”), the China National Standards Board (“GB”) in China, and the Standards Australia and Standards New Zealand (“ASNZ”).

Globally, not only are the standards continuing to change, but the focus of standards activity is shifting.  In response to increasing use of certification processes as a technical barrier to trade, standards writing bodies in the US and Europe have both concluded efforts to update and define conformity assessment (ANSI/ISEA 125 and the PPE Regulation respectively) within their own spheres of influence, unfortunately, these are not “international standards” and can be easily ignored by other countries who wish to impose their own conformity assessment systems on importers. The result is an increasingly dynamic standards environment where not only are the standards changing, but the minimum requirements for conformity with the certification process itself are changing.

A number of developing nations are now becoming active in their own standards development based on existing international standards.  However, we believe that the primary goal of their standards writing activity is not focused on worker protection (that is provided for by the use of international standards), rather they are attempting to establish their own certification criteria that will protect their domestic markets, or favor specific regional suppliers. This presents a new challenge in that not only are we faced with multiple test methods and standards, but we have the potential for multiple certification processes. While this adds to product development and sales expenses, the additional cost is only incremental. The real challenge is in navigating the certification process itself. Lakeland, by virtue of its international manufacturing and sales operations, is in a unique position to capitalize on this complex dynamic.

Business Strategy
Key elements of our strategy include:

●
Increase International Sales Opportunities: In the past, we have aggressively sought to increase our penetration into international markets. We opened sales offices in Beijing, Shanghai, Chongqing, Guangzhou and Weifang, China; Santiago, Chile and Buenos Aires, Argentina; and in Russia, India and Kazakhstan. We continue to believe in this strategy of aggressively penetrating international markets. Aiding our focus is the fact that many countries have adopted legislation similar to the 1970 US OSHA in order to facilitate their entry into the WTO which has, as a requisite for entry, worker safety laws (like OSHA), social security, environmental and tax laws similar to that of the USA and Europe. These new worker safety laws have driven the demand for our products in these growing economies.

●
Improve Marketing in Existing Markets: We believe significant growth opportunities are available to us through better branding, and enhanced cross-selling of our reusable woven protective clothing, glove and arm guards, reflective clothing, high-end chemical suit product lines and our limited use/disposable lines as a bundled offering.  This allows our customers one-stop shopping using combined freight shipments. As a manfacturer, Lakeland is uniquely positioned to offer one-stop shopping to multinational corporations via global contracts.

●
Continued Emphasis on Customer Service. We continue to offer a high level of customer service to distinguish our products and to create customer loyalty. We offer well-trained and experienced sales and support personnel, on-time delivery and accommodation of custom and rush orders. We also seek to advertise our Lakeland branded tradenames and trademarks.

●
Introduce New Products: We continued our history of product development and innovation by introducing new proprietary products across all our product lines. Last year we introduced our CleanMax line of clean and sterile manufactured garments for use in critical and aseptic work environments. We also continued the development and introduction of our utility/energy product line targeting electrical and gas distribution. These product rollouts will continue into FY 20 as we continue to ramp up manufacturing and add products to these lines.

We own 20 patents on fabrics and production machinery, with one application in process, and continue to work on developing fabrics that could potentially lead us into new markets and channels. In North America, our growth strategy is to focus on key target sectors where we have advantages, and to increase our involvement at the end user level by adding sales personnel and enhancing our marketing and product training tools to make it easier for the sales teams of our distributors to be successful promoting our products.

Our investment in a stronger sales team in Mexico is beginning to pay off with sales growth in manufacturing, particularly noticeable in the number of new automobile factories located in that country. We believe that as this growth continues, and Mexico will become a very important region for the Company, building on our competitive advantage of local manufacturing, provided that immigration issues do no cause disruptions. We have integrated the US, Canadian, and Mexican sales teams into one coordinated unit, a strategic recognition that the three countries are increasingly part of a great North American market with inter-related industries and companies throughout, and our sales teams are sharing opportunities with each other. We have experienced situations in which we could not break through with a company in one country, but the team in another country was able to make a conversion to our products. Then, after successful use of our products in one country, the doors open to us in the other.

We continue to pursue conversion of end users to our products, based on our overall performance and prices. Our marketing is being significantly upgraded in terms of resources , better sales collateral materials, and increasingly effective use of social media. An example of this is the recent completion of a our new web site that meets our global marketing requirements. The Company plans to continue its efforts to align its global markets in terms of sales collateral, sales software, and e-commerce in the coming year and into the future.

●
Decrease Manufacturing Expenses by Opening New Manufacturing Facilites: We have successfully opened a new manufacturing facility in Vietnam and a pilot manufacturing facility in India in an effort to hedge against ever increasing manufacturing costs in China. Our China operation will continue for the foreseeable future to service products that are more complex and higher margin and for the manufacture of products for sale into China. Beginning in 1995, we successfully moved the labor-intensive sewing operations for our limited use/disposable protective clothing lines to facilities in Mexico and China. Manufacturing expansion is not only necessary to control rising costs, it is also necessary for Lakeland to achieve its growth objectives.

●
We continue to press our raw material and component suppliers for price reductions and better payment terms.
●
We are sourcing more raw materials and components from our China based operations as opposed to sourcing from Europe and North America.
●
We are re-engineering many products to reduce the amount of raw materials used and reduce the direct labor required.

Our Competitive Strengths
Our competitive strengths include:

●
Industry Reputation. We devote significant resources to creating customer loyalty and brand integrity by accommodating custom and rush orders and focusing on on-time delivery. Additionally, our ISO 9001 and 9002 certified facilities manufacture high-quality products. As a result of these factors, we believe that we have an excellent reputation in the industry.

●
Technical Expertise: The breadth of the Company’s product lines, the raw materials used, the markets serviced and standards compliance globally, all contribute to a level of expertise and cross-functional knowledge that is unique in the industrial protective clothing market. Manufacturing our own products around the world for various global markets results in a body of knowledge that is not easiliy replicated. Lakeland’s knowledge of product design, technical fabrics and films, combined with market specific knowledge of standards, and the ability to navigate manufacturing in a number of different countries around the world provides synergies that few competitors can match.

●
International Manufacturing Capabilities. We have operated our own manufacturing facilities in Mexico since 1995 and in China since 1996. In 2018, we commenced manufacturing operations in Vietnam and India. Our facilities in China in FY19 totaled 177,316 sq. ft. of manufacturing, warehousing and administrative space, in Mexico totaled 74,000 sq. ft. of manufacturing, warehousing and administrative space, in Vietnam totaled 141,588 sq. ft of manufacturing, warehousing and administrative space and in India totaled 32,905 sq ft of manufacturing, warehousing and administrative space. Our facilities and capabilities in China, India, Mexico and Vietnam allow access to a less expensive labor pool than is available in the US and permits us to purchase certain raw materials at a lower cost than are available domestically.

●
International Sales Offices. We have sales offices around the world to service various major markets, including offices in Toronto, Canada; Hull, UK; Beijing, Weifang, Chongqing and Shanghai, China; Melbourne, Australia; Southeast Asia: Noida, India; Santiago, Chile; Buenos Aires, Argentina; Jerez, Mexico; Moscow, Russia; and Ust-Kamenogorsk, Kazakhstan.

●
Comprehensive Inventory. We have a large product offering with numerous variants, such as size, hood design, elastic wrists and ankles, and pockets, and maintain a large inventory of each in order to satisfy customer orders in a timely manner. Many of our customers traditionally make purchases of industrial protective gear with expectation of immediate delivery. We believe our ability to provide timely service for these customers enhances our reputation in the industry and positions us strongly for repeat business, particularly in our limited use/disposable protective clothing lines.

●
Manufacturing Flexibility. By locating labor-intensive manufacturing processes, such as sewing, in Mexico, China, Vietnam, and India, and by utilizing sewing subcontractors, we have the ability to increase production without substantial additional capital expenditures. Our manufacturing systems allow us flexibility for unexpected production surges and alternative capacity in the event any of our independent contractors become unavailable.

Products
The following table summarizes our principal product lines, the raw materials used to manufacture them, their applications and end markets:

Product Line	Raw Material	Protection Against	End Market
Limited use/disposable protective clothing
● Laminates of Polyethylene, Spunlaced Polyester, SMS, Polypropylene, and Company Micromax®, Micromax NS, Micromax  and HBF, ChemMax® 1, ChemMax® 2, Pyrolon®,CleanMAX® and numerous other non-woven fabrics

● Contaminants, irritants, metals, chemicals, fertilizers, pesticides, acids, asbestos, PCBs, lead, dioxin and many other hazardous chemicals
● Viruses and bacteria (AIDS, streptococcus, SARS, Bird flu and hepatitis)
● Integrated oil ● Chemical industries ● Pharmaceuticals ● Cleanrooms ● Public utilities ● Automotive and pharmaceutical industries ● Government (terrorist response) ● Laboratories ● Janitorial
High-end chemical protective suits	● ChemMax® 3 and 4 ● Interceptor® ● Pyrolon® CRFR ● Other Lakeland patented co-polymer laminates	● Chemical spills ● Toxic chemicals used in many varied manufacturing processes ● Terrorist attacks, biological and chemical warfare (sarin, anthrax and ricin)	● Integrated oil, chemical and nuclear industries ● Hazardous material teams ● Fire departments (hazmat) ● Government (first responders)
Firefighting and heat protective apparel	● Nomex® ● Aluminized Nomex® ● Aluminized PBI/ Kevlar® ● PBI Matrix and Gemini ● Millenia XT® ● Basofil® ● Advance ● Advance Ultra ● Fyrban	● Fire, burns and excessive heat	● Municipal, corporate and volunteer fire departments ● Wildland fire fighting ● Hot equipment maintenance personnel and industrial fire departments ● Oil well fires ● Airport crash rescue
Reusable woven garments	● Staticsorb carbon thread with polyester ● Cotton polyester blends ● Cotton ● Polyester ● Tencate® FR cottons ● Nomex®/FR Aramids ● Nylon ● Indura® Ultrasoft/FR cotton ● Stedfast BB	● Protects manufactured products from human contamination or static electrical charge ● Bacteria, viruses and blood borne pathogens ● Protection from Flash fires ● Electric Arc Flash
● General industrial applications
● Household uses
● Clean room environments
● Emergency medical ambulance services
● Chemical and oil refining
● Medical and laboratory facilities
● Electric and Gas Utilities

Products (con’t)
Product Line	Raw Material	Protection Against	End Market
High Visibility Clothing	● Polyester mesh ● Solid polyester ● FR polyester mesh ● FR solid polyester ● Modacrylic ● Modacrylic antistatic ● FR cotton ● Nomex ● FR trim	● Lack of visibility ● Heat, flame, sparks ● Arc flash ● Static buildup, explosive atmospheres ● Fire, heat explosions	● Highway ● Construction ● Maintenance ● Transportation ● Airports ● Police ● Fire, EMS ● Electric, coal and gas utilities ● Extrication ● Confined space rescue
Gloves and Sleeves
● Kevlar® yarns
● Kevlar® wrapped steel core yarns
● Spectra® yarns
● High Performance Polyethylene yarns (“HPPE”)
● Composite engineered yarns
● Nitrile, latex, natural rubber, neoprene, polyurethane compounds and mixtures thereof
		● Cuts, lacerations, heat, hazardous chemicals and dermatological irritants	● Integrated oil ● Automotive, glass and metal fabrication industries ● Chemical plants ● Food processing ● Electronic industries

Limited Use/Disposable Protective Clothing
We manufacture a complete line of limited use/disposable protective garments, including coveralls, laboratory coats, shirts, pants, hoods, aprons, sleeves, arm guards, caps and smocks. Limited use garments can also be coated or laminated to increase splash protection against harmful inorganic acids, bases and other hazardous liquid and dry chemicals. Limited use garments are made from several different nonwoven fabrics. We use spunbonded polypropylene (SBPP), spundonded meltblow spunbond (SMS), hydroentangled woodpulp polyester, and needlepunched fabrics. We use these fabrics in combination with various film of varying composition, and/or topical chemical application to make our own trademarked fabrics, like Pyrolon® Plus 2, XT, CRFR, Micromax®, Micromax NS, Safegard®, Zonegard®, and ChemMax® 1, 2, and 3 as well as our patented Interceptor fabric. We incorporate many seaming, heat sealing and taping techniques depending on the level of protection needed in the end use application.

Typical users of these garments include integrated oil/petrochemical refineries, chemical plants and related installations, automotive manufacturers, pharmaceutical companies, construction companies, coal, gas and oil power generation utilities and telephone utility companies, laboratories, mortuaries and governmental entities. Numerous smaller industries use these garments for specific safety applications unique to their businesses. Additional applications include protection from viruses and bacteria, such as Ebola, AIDS, streptococcus, SARS and hepatitis at medical facilities, laboratories, and emergency rescue sites. Clean manufactured and sterilized versions of our MicroMAX NS product, trademarked CleanMax, is used in aseptic laboratories to protect both the wearer and the product from cross contamination.

Our limited use/disposable protective clothing products range in unit price from $0.19 for shoe covers to approximately $6.00-$14.40 for a light duty ChemMax® 1 serged or sealed seam hooded and booted coverall. Our largest selling item, a standard white Micromax NS ANSI standard or CE standard coverall, sells for approximately $2.00 to $3.85 per garment. By comparison, similar reusable cloth coveralls range in price from $35.00 to $93.00, exclusive of laundering, maintenance and shrinkage expenses.

We warehouse and distribute our limited use/disposable garments primarily from our Alabama, China, Vietnam and India facilities and secondarily from warehouses in the United Kingdom, Poland, Canada, Argentina, Chile, Colombia, Mexico, Russia, Kazakhstan, India, Australia, Texas and Nevada.  Fabrics are cut, sewn, assembled into finish garments and packaged at either our China, Mexico, Vietnam, or India facilities, then shipped to any of our regional warehouses or, in some cases, directly to our customers.

High-End Chemical Protective Suits
We manufacture and sell heavy duty chemical protective suits and protective apparel from our proprietary CRFR, ChemMax® 3, 4, Interceptor and other fabrics. These suits are worn by individuals on hazardous material teams and within general industry to provide protection from powerful, highly concentrated, toxic and/or potentially lethal chemicals and biological toxins. These suits are useful against toxic wastes at Superfund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as sarin, anthrax or ricin and mustard gas) and chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities and protection from infectious diseases such as Avian Flu and Ebola. Our line of chemical protective clothing ranges in price from about $22 to $1,340 per garment. The chemical suits can be used in conjunction with a fire protective shell that we manufacture to protect the user from both chemical and flash fire hazards. We have also introduced two patented garments approved by the National Fire Protection Agency (NFPA) for varying levels of protection:

●
Interceptor® is a patented fabric consisting of two multilayer films laminated on either side of durable nonwoven substrate. This garment provides a broad spectrum chemical barrier to gases, vapors and liquids. This garment is of an encapsulating design and is available in CE Type 1 certified configurations.

●
ChemMax® 4 is a multilayer barrier film laminated to a durable nonwoven substrate. This garment is a broad spectrum chemical barrier, but its greatest advantage is that the material is strong enough to hold an airtight zipper and light enough to provide better range of motion than heavier fabrics. As a result, it provides a low cost option for encapsulating garments and is durable enough for multiple uses provided the garment is not exposed to chemical hazards. It is available in CE type 4 and 3 certified garments.

The addition of Interceptor and ChemMax® 4 to our product line provides Lakeland with, what we believe to be, the most complete and cost-effective line of chemical protective garments available on the market today. Garments are certified to both NFPA and CE standards allowing us to offer products composed of these fabrics all over the world.

We manufacture higher end chemical protective clothing with taped seams at our facilities in Mexico, China and in Alabama. Using fabrics, such as ChemMax® 1, ChemMax® 2, ChemMax® 3, ChemMax® 4 and Interceptor, we design, cut, sew and seal these materials to meet customer specifications.

Firefighting and Heat Protective Apparel
We manufacture an extensive line of UL/NFPA-certified structural firefighter protective apparel (turnout gear) for domestic and foreign fire departments. Our turnout gear is available both in standard stock patterns and custom configurations.

We offer basic firefighter turnout gear in the Attack (A10) and Battalion (B1) styles. Introduced in 2013, are the Battalion (“B2”) style with advanced ergonomic features and the Stealth style, with innovative features new to the fire industry.

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

Reusable Woven Garments
We manufacture and market a line of reusable, launderable woven garments that complement our firefighting and heat protective offerings and provide alternatives to our limited use/disposable protective clothing lines. These products provide us access to the much larger woven industrial and health care-related markets. Woven reusable garments are favored by customers for certain applications because of familiarity with and acceptance of these fabrics. These products allow us to supply and satisfy a wider range of safety and customer needs.

Our product lines include the following:

●
Electrostatic dissipative apparel used by electric and gas utilities.
●
Flame resistant (FR) meta aramid and FR Cotton coveralls/pants/jackets used in petrochemical and refining operations.
●
Cotton and Polycotton coveralls, lab coats, pants and shirts.
●
FR fabrics containing blends of cotton, Modacrylic, meta aramid, para aramid, and viscose

Our reusable woven garments range in price from $30 to $200 per garment. We manufacture woven garments at our facilities in China, Mexico, Argentina and Alabama. We are continuing to relocate highly repetitive sewing processes for our high volume, standard product lines, such as woven protective coveralls and flame retardant coveralls, to our facilities in China, Mexico, Vietnam and India where lower fabric and labor costs allow increased profit margins.

High Visibility Clothing
Lakeland’s High-Visibility Division manufactures and markets a comprehensive line of reflective apparel meeting the American National Standards Institute (ANSI) requirements. The line includes vests, T-shirts, sweatshirts, jackets, coats, raingear, jumpsuits, hats and gloves.

Fabrics available include solid and mesh fluorescent, polyester, both standard and FR treated and Modacrylic materials, which meet ASTM F1560 for standard NFPA 70E Electric Arc Protection, are part of our offering. The breathable Modacrylic fabric, has a strong appeal in regions where very hot weather affects utility workers during spring and summer (heat prostration).

Our High Vis Polyurethane FR/ARC rated rainwear is light in weight, soft, flexible and provides a breathable, cooler garment. This product is intended for the Gas and Electrical Utility markets. The Lakeland ARC-X FR/PU garment exceeds all of the required ASTM arc flash and flash fire ratings for the Electric and Gas Utility market.

Our vest production occurs in our facilities in Alabama, Mexico and China. Much of this manufacturing is for custom products. Many corporations and agencies, such as State Departments of Transportation, develop custom specifications which they feel are more efficient in meeting their specific needs versus an off-the-shelf product. We also can import a significant amount of product from China and Mexico to meet the demand for items in high volume commodity markets.

In addition to ANSI Reflective items, Lakeland Hi-Visibility manufactures Nomex and FR cotton garments which have reflective trim attached as a part of their design criteria. These garments typically are used in rescue or extrication operations, such as those encountered as a result of vehicular accidents. Garments in this group are not as price sensitive as those in other reflective categories. Consequently, they are made in our facilities in Mexico, China and Alabama where we can customize the product to meet customer needs and offer quicker turnaround. Garments in this group can range in price from $200 to $360.

Gloves and Sleeves
We manufacture and sell specially designed glove and sleeve products made from Kevlar®, a cut and heat resistant fiber produced by DuPont, Spectra®, a cut resistant fiber made by Honeywell and our patented engineered yarns. We are one of only nine companies licensed in North America to sell 100% Kevlar® gloves, which are high strength, lightweight, flexible and durable. Kevlar® gloves offer a better overall level of protection and lower worker injury rate, and are more cost effective than traditional leather, canvas or coated work gloves. Kevlar® gloves, which can withstand temperatures of up to 400°F and are cut resistant enough to allow workers to safely handle sharp or jagged unfinished sheet metal, are used primarily in the automotive, glass and metal fabrication industries. Our higher end string knit gloves range in price from about $40 to $175 for a dozen pair. We manufacture these string knit gloves primarily at our Mexican facility, affording Lakeland lower production and labor costs.

We have patents for our Despro® and Despro® Plus products that provide greater cut and abrasion hand protection to the areas of a glove where injury is most likely to occur. For example, the areas of the thumb crotch and index fingers are made heavier than the balance of the glove, providing increased wear protection and longer glove life, reducing overall glove costs. This proprietary manufacturing process allows us, to produce our gloves more economically and provide a greater value to our end user.

Quality
All of our manufacturing facilities are ISO 9001 or 9002 certified. ISO standards are internationally recognized quality manufacturing standards established by the International Organization for Standardization based in Geneva, Switzerland. To obtain our ISO registration, our factories were independently audited to test our compliance with the applicable standards and norms. In order to maintain registration, our factories receive regular announced inspections by an independent certification organization. While ISO certification is advantageous in retaining CE certification of products, we believe that the ISO 9001 and ISO 9002 certifications make us more competitive in the marketplace, as customers increasingly recognize the standard as an indication of product quality.

As we source more and more of our fabrics internationally, we have installed a quality control laboratory at our China facility. This laboratory is critical for ensuring that our incoming raw materials meet our quality requirements. We continue to add new capabilities to this facility to further guarantee product quality, to aid in new product development, and to meet the requirements for new products and markets.

We have also added a test lab in Decatur, Alabama. This lab was completed in FY16 and mirrors our laboratory in China. It will be our primary facility to pre-test all NFPA certified garments.  This lab will ensure that garments submitted to Underwriter’s Laboratories (“UL”) for certification are assured to pass certification, thus reducing overall certification costs.

Marketing and Sales
Domestically, we employ a field sales force in order to better support customers and enhance marketing. We further leverage our in-house sales team with 50 independent sales representatives. These employees and representatives call on over 1,600 industrial safety and fire service distributors nationwide to promote and sell our products. Distributors buy our products for resale and typically maintain inventory at the local level in order to assure quick response times and the ability to serve their customers properly. Our sales employees and independent representatives are in constant communication with decision makers at the end user and distribution levels, thereby allowing us valuable feedback on market perception of our products, as well as information about new developments in our industry.

Internationally, Lakeland has sales representatives in 17 countries outside of the US and product sales in 50 or more countries.  Our sustainable market advantages continue to be our knowledge of global standards, the diversity of our product offering and the fact that we manufacture our own products. This provides our customers with high level product selection, quality, delivery and customer service. There are no customers who accounted for 10% of sales or more in FY19 and FY18.

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

Product line expansion to higher value products is progressing in all markets and is contributing to increased brand recognition, sales growth and profitability. We believe that future international growth is still sustainable in the coming year, based on our current estimates of market penetration, the introduction of higher value products and the opportunity to open new markets in which we do not yet have a presence.

Suppliers and Materials
Our largest supplier was Precision Fabrics Group from whom we purchased 7.63% and 10.5% of our total purchases in FY19 and FY18. Materials, such as polypropylene, polyethylene, polyvinyl chloride, spunlaced polyester, melt blown polypropylene and their derivatives and laminates, are available from 30 or more major mills. FR fabrics are also available from a number of both domestic and international mills. The accessories used in the production of our disposable garments, such as thread, boxes, snaps and elastics, are obtained from unaffiliated suppliers. We have not experienced difficulty in obtaining our requirements for these commodity component items.

We have not experienced difficulty in obtaining materials, including cotton, polyester and nylon, used in the production of reusable nonwovens and commodity gloves. We obtain Honeywell Spectra® yarn, used in our super cut-resistant Dextra Guard gloves, and Kevlar®, used in the production of our specialty safety gloves, from independent mills that purchase the fibers from Honeywell and DuPont, respectively.

Materials used in our fire and heat protective suits include woven glass fabric, aluminized glass, Nomex®, aluminized Nomex®, Kevlar®, aluminized Kevlar® and polybenzimidazole, as well as combinations utilizing neoprene coatings. Traditional chemical protective suits are made of Viton®, butyl rubber and polyvinyl chloride, all of which are available from multiple sources. Advanced chemical protective suits are made from our proprietary ChemMax® 1, 2, 3, 4 and Interceptor®. We have not experienced difficulty obtaining any of these materials.

Competition
Our business is highly competitive due to large competitors who have monopolistic positions in the fabrics that are standards in the industry for disposable and high-end chemical suits. We believe that the barriers to entry in the reusable garments and gloves industries are relatively low. We face competition in some of our other product markets from large established companies that have greater financial, research and development, sales and technical resources. Where larger competitors, such as DuPont, Kimberly Clark, Ansell and Honeywell, offer products that are directly competitive with our products, particularly as part of an established line of products, there can be no assurance that we can successfully compete for sales and customers. Larger competitors outside of our Disposable and Chemical Suit Lines also may be able to benefit from economies of scale and technological innovation and may introduce new products that compete with our products.

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

In recent years, due to increased demand by first responders for our chemical suits and fire gear, our growing sales into the southern hemisphere, and our development of non-seasonal products like CleanMAX, our historical seasonal pattern has shifted. Governmental disbursements are dependent upon budgetary processes and grant administration processes that do not follow our traditional seasonal sales patterns. Due to the size and timing of these governmental orders, our net sales, results of operations, working capital requirements and cash flows can vary between different reporting periods. As a result, we expect to experience increased variability in net sales, net income, working capital requirements and cash flows on a quarterly basis.

Patents and Trademarks
We own 20 patents and have one patent in the application and approval process with the US Patent and Trademark Office. We own 56 trademarks and have six trademarks in the application and approval process. Intellectual property rights that apply to our various products include patents, trade secrets, trademarks and, to a lesser extent, copyrights. We maintain an active program to protect our technology by ensuring respect for our intellectual property rights.

Employees
As of January 31, 2019, we had 1,632 full-time employees, 1,530, or 94%, of who were employed in our international facilities, and 102, or 6%, of who were employed in our domestic facilities. An aggregate of approximately 1,232 of international employees are members of unions in their respective countries. We are not currently a party to any collective bargaining agreements or any other contracts with these unions. We believe our employee relations to be excellent.

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

Executive Officers of the Registrant
The following is a list of the names and ages of all of our executive officers indicating all positions and offices they hold with us as of April 15, 2019.

Name	Age	Position
Christopher J. Ryan	67	Chief Executive Officer, President, Secretary and Director
Charles D. Roberson	56	Chief Operating Officer
Teri W. Hunt	57	Chief Financial Officer
Daniel L. Edwards	52	Senior Vice President Sales for North America

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

Charles D. Roberson has served as our Chief Operating Officer since July 2018. From 2009 to July 2018, he was our Senior Vice President, International Sales. Mr. Roberson joined our Company in 2004 as Technical Marketing Manager and later served as International Sales Manager. Prior to joining our Company, Mr. Roberson was employed by Precision Fabrics Group, Inc. as a Market Manager from 1995-2001 and as a Nonwovens Manufacturing Manager from 1991-1995. He began his career as a manufacturing manager for Burlington Industries, Inc. in its Menswear Division from 1985-1991.

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
Because most of our products are manufactured at our facilities located in China, Vietnam, Mexico and India, our operations are subject to risk inherent in doing business internationally. Such risks include the adverse effects on operations from corruption, war, international terrorism, civil disturbances, political instability, government activities such as border taxes and renegotiation of treaties, deprivation of contract and property rights and currency valuation changes.

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

We are also exposed to foreign currency exchange rate risks as a result of our sales to customers in foreign countries in the amount of $49.1 million in FY19. Our sales in these countries are usually denominated in the local currency. If the value of the US dollar increases relative to these local currencies, and we are unable to raise our prices proportionally, then our profit margins could decrease because of the exchange rate change.

We are exposed to changes in foreign currency exchange rates as a result of our purchases and sales in other countries. To manage the volatility relating to foreign currency exchange rates, we seek to limit, to the extent possible, our non-US dollar denominated purchases and sales.

In connection with our operations in China, we purchase a significant amount of products from outside of the United States. However, our purchases in China are primarily made in the RMB, the value of which has floated for the last 3 years, therefore we have been exposed to additional foreign exchange rate risk on our Chinese raw material and component purchases.

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
Although we formally completed the terms of the “Shares Transfer Agreement”, pursuant to which our entire equity interest in our former Brazilian subsidiary (“Lakeland Brazil”) was transferred during the fiscal year ended January 31, 2016, we may continue to be exposed to certain liabilities arising in connection with the operations of Lakeland Brazil, which was shut down in late March 2019. We understand that under the laws of Brazil, a parent company may be held liable for the liabilities of a former Brazilian subsidiary in the event of fraud, misconduct, or under various theories. In this respect, as regards labor claims, a parent company could conceivably be held liable for the liabilities of a former Brazilian subsidiary. Although we would have the right of adversary system, full defense and due process, in case of a potential litigation, there can be no assurance as to the findings of the courts in Brazil.

The implementation of our ERP system had, and may continue to have, an adverse effect on operating results.
We suffered a net loss of $1.9 million in the fourth quarter of fiscal 2019, and the implementation on August 1, 2019 of our ERP system was a factor. Such software application enables us to better manage and interpret important parts of our business. Implementation is a complex task, often initially causing difficulties and adversely effecting operations of implementing companies. In our case, implementation resulted in order cancellations in certain product lines and increased expenses. We anticipate continued, but lesser, adverse effects from ERP implementation through at least the 2nd quarter of FY20.

During the fourth quarter of fiscal year 2019, management identified material weaknesses in our control over financial reporting. If we continue to fail maintaining proper and effective internal controls or are unable to remediate a material weakness in our internal controls, our ability to produce accurate and timely financial statements could be impaired, and investors’ views of us could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis involves substantial effort that needs to be reevaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2019. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO). As a result of this assessment, management determined that there were three areas of material weakness:  Revenue Recognition, Inventory Valuation and Monitoring Entity Level Controls. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s financial statements will not be prevented or detected on a timely basis. Upon our discovery of these material weaknesses, additional substantive procedures were performed to validate completeness and accuracy of underlying data and we determined and began implementation of a remediation plan.

These additional substantive procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this Report fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with generally accepted accounting principles.

We may be adversely effected by the withdrawal of the United Kingdom from the European Union
Our performance depends in part on general economic conditions affecting all countries in which we do business. In March 2017, the United Kingdom announced its decision to exit the European Union (“Brexit”). The U.K.'s withdrawal is currently scheduled to take place in the second half of 2019, unless a further extension is agreed to; however, uncertainty remains as to what kind of post- Brexit agreement between the U.K. and the European Union ("E.U."), if any, may be approved by the U.K. Parliament. Our business in the U.K. may be adversely affected by the uncertainty surrounding the timing of the withdrawal and the future relationship between the U.K. and the E.U. Brexit and any uncertainty with respect thereto could adversely impact consumer demand and create significant currency fluctuations. In addition, we could be adversely impacted by changes in trade policies, labor, tax or other laws and regulations, intellectual property rights and supply chain logistics. We may incur additional costs as it addresses any such changes. All or any one of these factors could adversely affect our business, revenue, financial condition and results of operations.

Our results of operations may vary widely from quarter to quarter.
Our quarterly results of operations have varied and are expected to continue to vary in the future. These fluctuations may be caused by many factors, including:

●
Currency volatility;
●
Global crisis, such as the Ebola outbreak or oil spills;
●
Our expansion of international operations;
●
Competitive pricing pressures;
●
Seasonal buying patterns resulting from the cyclical nature of the business of some of our customers;
●
Changes in the mix of products and services sold;
●
The timing of introductions and enhancements of products by us or our competitors;
●
Market acceptance of new products;
●
Technological changes in fabrics or production equipment used to make our products;
●
Changes in the mix of domestic and international sales;
●
Personnel changes; and
●
General industry and economic conditions.

These variations could negatively impact our stock price.

Some of our sales are to foreign buyers, which exposes us to additional risks.
We derived approximately 50% of our net sales from customers located in foreign countries in FY19. We intend to seek to increase the amount of foreign sales we make in the future. The additional risks of foreign sales include:

●
Potential adverse fluctuations in foreign currency exchange rates;
●
Higher credit risks;
●
Restrictive trade policies of the US foreign governments;
●
Currency hyperinflation and weak banking institutions;
●
Changing economic conditions in local markets;
●
Political and economic instability in foreign markets; and
●
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

We are exposed to tax expense risks.
We are exposed to tax rate risk with respect to our deferred tax asset. On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law.  The 2017 Tax Cuts and Jobs Act (the “Tax Act”) reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2019.  The Tax Act requires us to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our US deferred tax assets as well as reassessing the net realizability of our deferred tax assets. The Company completed this re-measurement and reassessment in the fiscal year ended January 31, 2018.  The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of our net deferred tax asset to $7.6 million with a corresponding deferred income tax expense of $5.1 million in FY18. While the Tax Act provides for a modified territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions require the Company to include in its U.S. taxable income foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The proposed regulations were not finalized as of January 31, 2019 and, as of this reporting date, remain in the proposal stage. Due to this uncertainty, it is difficult to predict the future impact, however, the Company does expect that the GILTI income inclusion will result in significant U.S. tax expense beginning in FY19. Re-measurement and reassessment of the GILTI tax as it is currently written resulted in a charge to tax expense of $0.6 million in FY19.  The Company intends to account for the GILTI tax in the period in which it is incurred. Though this non-cash expense had a materially negative impact on FY19 earnings, the Tax Act also changes the taxation of foreign earnings, and companies generally will not be subject to United States federal income taxes upon the receipt of dividends from foreign subsidiaries.  The BEAT provisions in the Tax Act pertain to companies with average annual gross receipts of $500 million for the prior 3-year period and eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. Based on current guidelines the Company does not expect the BEAT provision to have an impact on U.S. tax expense.

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
Our performance is substantially dependent on the continued services and performance of our senior management and certain other key personnel, including Christopher J. Ryan, our Chief Executive Officer, President and Secretary, Charles D. Roberson, our Chief Operating Officer, Teri W. Hunt, our Chief Financial Officer and Daniel L. Edwards, our Senior Vice President Sales for North America. The loss of services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations. In addition, any future expansion of our business will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing, customer service and manufacturing personnel, and our inability to do so could have a material adverse effect on our business, financial condition and results of operations.

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
Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology (“IT”) systems to sophisticated and targeted measures known as advanced persistent threats. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, management training, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. While no cybersecurity attack to date has had a material impact on our financial condition, results of operations or liquidity, the threat remains and the potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

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
As of January 31, 2019, our directors and executive officers beneficially owned or could vote approximately 6.5% of the outstanding shares of our common stock. As a result of their ownership of common stock and their positions in our Company, our directors and executive officers are able to exert significant influence on our Company and on matters submitted to a vote by our stockholders. In particular, as of January 31, 2019, Christopher J. Ryan, our chief executive officer, president and secretary and a director, beneficially owned or votes approximately 5.3% of our common stock. The ownership interests of our directors and executive officers, including Mr. Ryan, could have the effect of delaying or preventing a change of control of our Company that may be favored by our stockholders generally.

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

A number of factors could affect our ability to access future debt or equity financing, including:

●
Our financial condition, strength and credit rating;
●
The financial markets’ confidence in our management team and financial reporting;
●
General economic conditions and the conditions in the homeland security and Energy sectors; and
●
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

Address	Annual Rent	Lease Expiration	Principal Activity

Lakeland Industries, Inc. ● 202 Pride Lane SW; and ● 3420 Valley Avenue; and ● 201 Pride Lane SW Decatur, AL 35603	Owned	N/A	Administration Manufacturing Warehouse Sales

Lakeland Protective Real Estate 59 Bury Court Brantford, ON N3S 0A9 - Canada	Owned	N/A	Sales Warehouse

Weifang Lakeland Safety Products Co., Ltd. Plant #1 No. 61 South Huaan Road, AnQui City, Shandong Province, PRC 262100	Owned(1)	N/A	Administration Manufacturing Warehouse Sales

Industrias Lakeland S.A. de C.V. Carretera a Santa Rita, Calle Tomas Urbina #1 Jerez de Garcia, Salinas, Zacatecas, Mexico	Owned	N/A	Administration Manufacturing Warehouse Sales

Industrias Lakeland S.A. de C.V. Carretera a Santa Rita, Calle Tomas Urbina #1 Jerez de Garcia, Salinas, Zacatecas, Mexico	Owned	N/A	Land Only

Porto Rico Street, Lots 16/17/18 Granjas Rurais, Salvador	Owned	N/A	Land and building held for sale

Lakeland Industries, Inc. (Headquarters) 3555 Veterans Memorial Highway, Suite C Ronkonkoma, NY 11779	$54,700	Month to month	Administration Sales

Lakeland Industries, Inc. 1701 4th Avenue SE Decatur, AL 35603	$24,000	Month to month	Warehouse

Total Warehouse, Inc. 3030 North Lamb Blvd, Ste 103 Las Vegas, NV 89115	By case	Annual – auto renew	Warehouse

Safety Pro, LLC 7101 North Loop East Houston, TX 77028	$63,120	Annual – auto renew	Warehouse

Address	Annual Rent	Lease Expiration	Principal Activity

Lakeland Argentina, SRL Cuba 4870 San Martin Provincia de Buenos Aires, Argentina	$78,500	11/30/2019	Administration Manufacturing* Warehouse Sales

Lakeland Industries Chile Limitado Roman Spech 3283, Comunica Quinta Normal, Santago, Chile	$76,300	1/31/2020	Administration Warehouse Sales

Lakeland (Beijing) Safety Products Co., Ltd. Unit 503, Building B, Sinolight Plaza No. 4 Wangjing Qiyang Road, Chaoyang District Beijing 100102 PRC	$42,100	5/31/2019	Sales

Lakeland (Beijing) Safety Products Co., Ltd. Unit 502, Building B, Sinolight Plaza No. 4 Wangjing Qiyang Road, Chaoyang District Beijing 100102 PRC	$20,000	5/31/2019	Sales

Lakeland (Beijing) Safety Products Co., Ltd. Warehouse 3, Chaoyand Road, Tianmu Town, Beichen District, Tianjin, PRC	$44,000	8/31/2019	Warehouse

Lakeland (Beijing) Safety Products Co., Ltd. Warehouse 3+, Chaoyand Road, Tianmu Town, Beichen District, Tianjin, PRC	$15,000	8/31/2019	Warehouse

Weifang Lakeland Safety Products Co., Ltd Dasen Logistic Company, Shuangfeng Road, Anqui City, Shandong Province, PRC 262100	$43,000	12/14/2019	Warehouse

Lakeland Glove and Safety Apparel Private, Ltd. Plots 50, Noida Special Economic Zone New Delhi, India	$2,200 (2)	11/13/2028	Warehouse Sales

Lakeland Glove and Safety Apparel Private, Ltd. Plots 81, Noida Special Economic Zone New Delhi, India	$4,100 (2)	03/29/2024	Warehouse Sales

Lakeland Glove and Safety Apparel Private, Ltd. A-67, Sector 83 Noida, District-Gautam Budh Nagar, India	$13,000	3/15/2019	Manufacturing Sales

Address	Annual Rent	Lease Expiration	Principal Activity
Art Prom, LLC Varashilova Street 5/1, Ust-Kamnogorsk, Kazakhstan, 070002	$1,100	12/31/2019	Manufacturing* Warehouse Sales

RussIndProtection, Ltd. 201, vlad. 4B, str.1, 38km, MKAD Moscow, Russia 117574	$7,000	12/1/2019	Warehouse Sales

SpecProtect LLC 192012, St. Petersburg, Obukhov Defense Ave., d. 271, lit, A	$600	1/31/2020	Warehouse Sales

Lakeland Industries Europe Ltd. Unit 9/10 Park 2, Main Road New Port, East Yorkshire HU15 2RP United Kingdom	Approximately $66,000 (varies with exchange rates)	March 2023 (with 8-year review period from 4/2011	Warehouse Sales

Lakeland (Vietnam) Industries Co., Ltd. Hemlet No.8, Xuan Trung Commune, Xuan Truong District, Nam Dinh Province, Vietnam	$360,000	1/20/2022	Administration Manufacturing Warehouse Sales

(1) We own the buildings in which we conduct the majority of our manufacturing operations in China and lease the land underlying the buildings from the Chinese government. We have 28 years remaining under the leases with respect to the AnQui City facilities.
(2) We lease the underlying land from the SEZ, but we own the buildings on Plots 50 & 51.
* A small amount of manufacturing is done locally, but most sales are made in other Lakeland facilities.

Our manufacturing facilities in Alabama, Mexico, China, Vietnam, India, and Argentina contain equipment used for the design, development, manufacture and sale of our products. Our other operations in Canada, United Kingdom, Chile, Hong Kong, Russia, Poland, China and Kazakhstan are primarily sales and warehousing operations receiving goods for resale from our manufacturing facilities around the world. We had $2.25 million and $1.99 million of net property and equipment located in the US; $3.17 million and $1.92 million in Asia; $2.14 million and $1.99 million in Mexico as of January 31, 2019 and 2018, respectively.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to litigation arising in the ordinary course of our business. We are not currently a party to any litigation or other legal proceedings that we believe could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows. See Note 12 related to legal matters in respect of our former subsidiary in Brazil and its relation to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the Nasdaq Market under the symbol “LAKE.” The following table sets forth for the periods indicated the high and low closing sales prices for our common stock as reported by the Nasdaq Market.

	Price Range of Common Stock
	High	Low
Fiscal 2019
First Quarter	$13.90	$12.70
Second Quarter	15.95	13.25
Third Quarter	13.90	12.60
Fourth Quarter	14.33	10.13
Fiscal 2018
First Quarter	$11.10	$9.95
Second Quarter	16.45	10.25
Third Quarter	16.00	13.40
Fourth Quarter	15.10	13.75

Holders
Holders of our Common Stock, approximately 27 of record, are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders. No cumulative voting with respect to the election of directors is permitted by our Articles of Incorporation. The Common Stock is not entitled to preemptive rights and is not subject to conversion or redemption. Upon our liquidation, dissolution or winding-up, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding stock that may be issued in the future having prior rights on such distributions and payment of other claims of creditors. Each share of Common Stock outstanding as of the date of this Annual Report is validly issued, fully paid and nonassessable.

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

Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding securities authorized for issuance under the Company’s equity compensation plans is contained in Part III, Item 12 of this Report.

Stock Repurchase Program
On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock.

During the fourth quarter of FY19, stock repurchases were as follows:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
11/01/18 – 11/30/18	-----	$-----	-----	$2,500,000
12/19/18 – 12/31/18	29,469	$10.35	29,469	$2,200,000
01/02/19 – 01/31/19	76,179	$11.25	76,179	$1,300,000
Total	105,648	$10.99	105,648	$1,300,000

Registration Statement
On March 24, 2017, the Company filed a shelf registration statement on Form S-3 which was declared effective by the SEC on April 11, 2017. The shelf registration statement permits the Company to sell, from time to time, up to an aggregate of $30 million of various securities, including shares of common stock, shares of preferred stock, debt securities, warrants to purchase common stock, preferred stock, debt securities, and/or units, rights to purchase common stock, preferred stock, debt securities, warrants and/or units, units of two or more of the foregoing, or any combination of such securities, not to exceed one-third of the Company’s public float in any 12-month period. The public offering of common stock effectuated by the Company in FY18 was pursuant to this Registration Statement.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for our FY19, FY18, FY17, FY16, and FY15 has been derived from our audited consolidated financial statements. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K, and other data we have filed with the U.S. Securities and Exchange Commission.

	Summary of Operations Year Ended January 31,
	(in thousands, except share and per share data)
	2019	2018	2017	2016	2015*
Income Statement Data:
Net sales from continuing operations	$99,011	$95,987	$86,183	$99,646	$93,419
Operating profit from continuing operations	3,565	8,477	6,847	11,812	6,691
Income from continuing operations before income taxes	3,481	8,343	6,273	10,907	2,898
Income tax expense (benefit)	2,022	7,903	2,380	3,117	(8,188)
Net income from continuing operations	1,459	440	3,893	7,790	11,086
Net loss on discontinued operations, net of tax	-----	-----	-----	(3,936)	(2,687)

Earnings per share from continuing operations - basic	$0.18	$0.06	$0.54	$1.09	$1.78

Earnings per share from continuing operations – diluted	$0.18	$0.06	$0.53	$1.07	$1.75
Weighted average common shares outstanding
Basic	8,111,458	7,638,264	7,257,553	7,171,965	6,214,303
Diluted	8,170,401	7,691,553	7,327,248	7,254,340	6,325,525
Balance Sheet Data:
Current assets	$75,470	$76,500	$60,086	$62,117	$68,635
Total assets	94,723	94,531	84,554	88,260	93,208
Current liabilities	10,334	10,379	12,331	19,958	26,222
Long-term liabilities	1,161	1,312	716	786	3,730
Stockholders’ equity	83,228	82,840	71,507	67,516	63,256

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

Overview
For the first half of the year (FY19), economic growth and investment globally was relatively strong as the global economy continued its recovery from the second half of FY 2018.  In the second half of FY19 we encountered headwinds due to threatened changes to U.S. trade policies relative to several key markets in which we manufacture and sell, specifically China and Mexico.  In Europe, uncertainty around Brexit saw customers less confident in economic growth. This was reflected in the purchases and business investment of many of our EEC end users. This in turn limited growth opportunities in these markets while leading to more aggressive pricing from the competition which had to be met. Unfortunately during the second half of the fiscal year, global talks between the US administration and China and the U.K and EU became more contentious and less certain. In addition, in the second half of FY19, Lakeland initiated a significant enterprise resource planning (“ERP”) project in order to strengthen its foundation for future growth globally. The result of this investment was increased operationing expenses and some loss of sales due to operational issues relating to the ERP implementation.

On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law.  The 2017 Tax Cuts and Jobs Act (the “Tax Act”) reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018.  The Tax Act requires us to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our US deferred tax assets as well as reassessing the net realizability of our deferred tax assets.  The Company completed this re-measurement and reassessment in the fiscal year ended January 31, 2018. The rate change, along with certain immaterial changes in tax basis resulting from the Tax Act, resulted in a reduction of our net deferred tax asset to $7.6 million with related income tax expense of $5.1 million, thus dramatically increasing our effective tax rate in the fiscal year ended January 31, 2018. The Tax Act included the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions as well, which were re-measured and reassessed by the Company in the current fiscal year. Re-measurement and reassessment of the GILTI tax as it is currently written resulted in a charge to tax expense of $0.6 million in FY19.  The BEAT provisions in the Tax Act pertain to companies with average annual gross receipts of $500 million for the prior 3-year period and eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. Based on current guidelines the Company does not expect the BEAT provision to have an impact on U.S. tax expense.

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

In order to promote future improvements in operating income, cash availability, and business outlook, the Company has more recently made multiple investments in operations and organization that had been deferred during the past few challenging years. Additional personnel in sales and marketing have been hired worldwide in order to increase penetration in existing markets and pursue new sales channels. New equipment has been purchased to increase manufacturing capacity and efficiency as well as to replace older equipment. New manufacturing facilities in Vietnam and India commenced production in FY19. New accounting and operations software is being installed to improve processes, planning, and access to sales, financial, and manufacturing data. New technologies in fabrics and manufacturing are being explored. Management believes the Company’s ability to compete for the global opportunities in its industry are being enhanced.

We manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a network of over 1,600  global safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mixture of end users directly, and to industrial distributors depending on the particular country and market. Sales are made to more than 50 countries, the majority of which were into China, the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India and Southeast Asia. For purposes of this Form 10-K, FY refers to a fiscal year ended January 31; for example, FY19 refers to the fiscal year ended January 31, 2019. In FY19 we had net sales of $99.0 million and $96.0 million in FY18.

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. In FY19, we opened manufacturing facilities in Vietnam and India. Our facilities and capabilities in China, Mexico, Vietnam and India allow access to a less expensive labor pool than is available in the United States of America and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico, China, India and Vietnam, we have seen improvements in the profit margins for these products. Our net sales attributable to customers outside the United States of America were $49.1 million and $45.5 million for the years ended January 31, 2019 and 2018, respectively.

We anticipate our R&D expenses to increase to $0.7 million in FY20 from $0.2 million in FY19 and $0.3 million in FY18 as we continue to develop vertical product lines for new markets and expand production of existing product lines to our new manufacturing facilities in Vietnam and India. Additional R&D expenses will be incurred as we seek new raw material sources nearer to our new manufacturing facilities.

Critical Accounting Policies and Estimates
Revenue Recognition. Substantially all the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses, and for the years ended in FY19 and FY18 aggregated approximately $2.7 million and $2.2 million, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

The transaction price includes estimates of variable consideration, related to rebates, allowances, and discounts that are reductions in revenue. All estimates are based on the Company's historical experience, anticipated performance, and the Company's best judgment at the time the estimate is made. Estimates for variable consideration are reassessed each reporting period and are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur upon resolution of uncertainty associated with the variable consideration. All the Company’s contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as quantity times price per unit.

The Company has seven revenue generating reportable geographic segments under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its limited use/disposable protective clothing and secondarily from its sales of reflective clothing, high-end chemical protective suits, firefighting and heat protective apparel, reusable woven garments and gloves and arm guards. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see table below). Net sales by geographic region and by product line are included below:

	Years Ended January 31, (in millions of dollars)
	2019	2018
External Sales by region:
USA	$49.88	$50.45
Other foreign	3.02	2.40
Europe (UK)	9.42	9.07
Mexico	3.51	2.48
Asia	18.00	17.12
Canada	8.56	8.26
Latin America	6.62	6.21
Consolidated external sales	$99.01	$95.99

	Years Ended January 31, (in millions of dollars)
	2019	2018
External Sales by product lines:
Disposables	$53.18	$51.56
Chemical	18.03	17.47
Fire	5.98	5.80
Gloves	3.22	3.12
Hi-Vis	6.99	11.26
Wovens	11.61	6.78
Consolidated external sales	$99.01	$95.99

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

Impairment of Long-Lived Assets. The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The Company measures any potential impairment on a projected undiscounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. As of January 31, 2019, a non-cash impairment charge was recorded to reflect the change in the carrying value from $0.2 million to $0.0 million as the Company believes there is no recoverable value of the asset held for sale previously on the Company’s consolidated balance sheet.

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

Reclassifications
Certain reclassifications have been made to the prior year’s consolidated financial statements accounts payable and other accrued expenses balances to conform to the current year presentation. These reclassifications have no effect on the accompanying consolidated financial statements.

Significant Balance Sheet Fluctuation January 31, 2019, as Compared to January 31, 2018

Balance Sheet Accounts. Cash decreased by $3.0 million and property increased $2.0 million in FY19 as the Company optimized capital expenditures in the year for the enterprise resource planning (“ERP”) project, the set-up of manufacturing facilities in Vietnam and India, the enhancement of IT infrastructure, and planned equipment purchases in Mexico and China. The Company experienced an increase in accounts receivables of $2.4 million due to timing issues and a higher concentration of sales in the latter part of the fourth quarter. Treasury stock increased $1.2 million due to the Company’s implementation of a previously approved stock buyback program in the fourth quarter.

Results of Operations
The following table sets forth our historical results of continuing operations for the years and three-months ended January 31, 2019 and 2018 as a percentage of our net sales from operations.

	For the Three Months Ended January 31, (Unaudited)		For the Year Ended January 31,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	72.3%	60.6%	65.8%	62.3%
Gross profit	27.7%	39.4%	34.2%	37.7%
Operating expenses	33.7%	34.8%	30.6%	28.9%
Operating profit (loss)	(6.0)%	4.6%	3.6%	8.8%
Other income, net	0.1%	0.1%	0.0%	0.0%
Interest expense	(0.1)%	(0.1)%	(0.1)%	(0.2)%
Income (loss) before tax	(6.0)%	4.6%	3.5%	8.7%
Income tax expense (benefit)	1.6%	24.1%	2.0%	8.2%
Net income (loss)	(7.6)%	(19.6)%	1.5%	0.5%

For purposes of the Management’s Discussion, the reference to “Q” shall mean “Quarter.” Thus “Q4” means the fourth quarter of the applicable fiscal year.

Year Ended January 31, 2019, Compared to the Year Ended January 31, 2018

Net Sales. Net sales increased to $99.0 million for the year ended January 31, 2019 compared to $96.0 million for the year ended January 31, 2018, an increase of 3.2%. Sales in the US were down $0.9 million or 1.6% primarily due to several changes in the business environment for two of our major customers as well as long lead times from our ERP implementation, effective on August 1, 2018, which resulted in order cancellations in the disposables, gloves and fire product lines. We anticipate continued adverse effects, though to a lesser degree, from ERP implementation through at least the second quarter of FY20. Sales in China and to the Asia Pacific Rim increased $3.7 million or 7.1% primarily due to increased market penetration in the nuclear and utilities industries. Canada sales increased modestly by $0.3 million or 3.9% as some customers replenished their stock in response to higher than forecasted demand at higher price points. UK sales increased to $9.4 million or 3.5% mostly due to price increases, a specific targeting of sales to distributors in the eastern region of that continent, and as customers increased stocking orders around Brexit uncertainties. Russia and Kazakhstan sales combined had an increase of $1.3 million or 53.5% as that region continues to be a growth market for the Company and Latin America sales increased $0.6 million or 8.5% due to continuously improving economies and as the Company is selling more fire resistant (“FR”) products into the Chilean market.

Gross Profit. Gross profit decreased $2.3 million, or 6.3%, to $33.9 million for the year ended January 31, 2019, from $36.2 million for the year ended January 31, 2018. Gross profit as a percentage of net sales decreased from 37.7% for the year ended January 31, 2018 to 34.2% for the year ended January 31, 2019. Major factors driving gross margins were:

●
USA gross margins decreased 5.0 percentage points due to increased expenses across distribution and supply chain management associated with the implementation of a new ERP system and other non-related planning challenges, increased manufacturing expenses as more costly capacity in the US was increased in order to cut lead times, intercompany freight due to multiple rush shipments of intercompany product, elevated payroll costs due to additional labor requirements and overtime as the Company tried to cut lead times, and additional rents associated with higher levels of inventory partially offset by increased sales of higher margin FR products into the pipeline industry and increased sales into the Cleanroom market.
●
UK’s gross margin increased 3.3 percentage points as a result of price increases implemented in the first quarter and slightly offset by a sales shift into lower margin products.
●
Canada gross margin decreased 0.4 percentage points due to product mix.
●
Mexico gross margin 1.1 percentage points due to product mix.
●
Latin America gross margin increased 1.1 percentage points as Chile’s sales were negatively impacted by competitive pricing pressures and Argentina experienced an increase in sales of higher margin FR garments due to the continuing development of Vaca Muerta.
●
Other foreign country gross margins decreased 6.3 percentage points as Russia sales saw a customer shift from higher margin chemical garments to disposable garments

Operating Expense. . Operating expenses increased 9.4% from $27.7 million for the year ended January 31, 2018 to $30.3 million for the year ended January 31, 2019. Operating expenses as a percentage of net sales was 30.6% for the year ended January 31, 2019 up from 28.9 % for the year ended January 31, 2018. The main factors for the increase in operating expenses are a $0.7 million increase to professional fees and litigation reserves due to an accrual associated with labor claims in Brazil (Note 12), a $0.8 million increase in sales salaries as the Company continues to grow its sales force, a $0.4 million increase in advertising promotions, a $0.4 million increase to freight mostly due to additional expenses around the ERP implementation in the USA, a $0.3 million increase to equity compensation due to the implementation of the 2017 executive long term incentive plan, a $0.2 million increase to rent expense primarily associated with the Vietnam facility, a $0.5 million increase to computer and office expense as the Company invests in infrastructure, a $0.2 reduction to bad debt as the allowance was reduced, and various smaller reductions in multiple areas.

Operating Profit. Operating profit decreased to a profit of $3.6 million for the year ended January 31, 2019 down from $8.5 million for the year ended January 31, 2018, due to the impact of the decline in profit detailed above. Operating margins were 3.6% for the year ended January 31, 2019, compared to 8.8% for the year ended January 31, 2018.

Interest Expense. Interest expenses decreased to $0.1 million for the year ended January 31, 2019 from $0.2 million for the year ended January 31, 2018 as the Company reduced borrowings in the year due to a public offering executed in the year ended January 31, 2018.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $2.0 million for the year ended January 31, 2019 and included $0.6 million associated with the GILTI component of the Tax Act of 2017, as compared to an income tax expense of $7.9 million for the year ended January 31, 2018. All international subsidiaries are impacted GILTI calculation. See “Risk Factors” for the explanation for this significant decrease over the comparison period.

Net Income.  Net income increased to $1.5 million for the year ended January 31, 2019 from $0.4 million for the year ended January 31, 2018. The results for the comparison year ended January 31, 2018 are primarily due to the change in the US tax law, as explained in “Risk Factors”.

Fourth Quarter Results

Net sales and net income (loss) were $25.0 million and $(1.9) million, respectively, for Q4 FY19, as compared to $25.2 million and $(4.9) million, respectively, for Q4 FY18.

Factors affecting Q4 FY19 results of operations included:

●
Continued cost increases in our Chinese manufacturing operations with labor source availability a concern.
●
Higher levels of operating expenses associated with the ERP implementation; including freight expenses and labor expenses.
●
Stronger volume internationally due to increased market share in China and the Pacific Rim in the nuclear and utilities industries, increased traction in the Mexico market, and economic factors resulting in job gains in the Energy sector.
●
The Company wrote off Assets Held for Sale associated with the former Brazilian operations for $0.2 million.
●
The Company accrued an additional $1.2 million for anticipated legal expenses and litigation reserves associated with the former Brazilian operations.
●
Higher warehousing expenses associated with higher inventory levels.

Liquidity and Capital Resources

As of January 31, 2019, we had cash and cash equivalents of approximately $12.8 million and working capital of $65.1 million. Cash and cash equivalents decreased $3.0 million and working capital decreased $1.0 million from January 31, 2018 as the Company optimized capital expenditures in the year for the ERP project, the set-up of manufacturing facilities in Vietnam and India, the enhancement of IT infrastructure, and planned equipment purchases in Mexico and China. International cash management is affected by local requirements and movements of cash across borders can be slowed down significantly.

Of the Company’s total cash and cash equivalents of $12.8 million as of January 31, 2019, cash held in Latin America of $0.7 million, cash held in Russia and Kazakstan of $0.4 million, cash held in the UK of $0.1 million, cash held in India of $0.1 million and cash held in Canada of $1.4 million would not be subject to additional US tax due to the change in the US tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). In the event the Company repatriated cash from China, of the $4.3 million balance at January 31, 2019 there would be an additional 10% withholding tax incurred in that country. The Company has strategically employed a dividend plan subject to declaration and certain approvals in which its Canadian subsidiary sends dividends to the US in the amount of 100% of the previous year’s earnings, the UK subsidiary sends dividends to the US in the amount of 50% of the previous year’s earnings, and the Weifang China subsidiary sends dividends to the US in declared amounts of the previous year’s earnings. No dividends were proposed by management or declared by our Board of Directors for our China subsidiary in FY19.

Net cash provided by operating activities of $1.8 million for the year ended January 31, 2019 was primarily due to net income of $1.5 million, non-cash expenses of $1.7 million for depreciation and amortization and stock compensation, and an increase in accrued expenses and other liabilities of $0.9 million, offset in part by a $2.5 million increase to accounts receivable due to a higher concentration of sales in the latter part of the fourth quarter. Net cash used in investing activities of $3.1 million for the year ended January 31, 2019 reflects purchases in property and equipment of $3.1 million as the Company optimized capital expenditures in the year for the ERP project, the set-up of manufacturing facilities in Vietnam and India, the enhancement of IT infrastructure, and equipment purchases in Mexico and China. Net cash used in financing activities was $1.6 million for the year ended January 31, 2019, was primarily due to a $1.2 million increase in treasury stock as the Company purchased 105,648 shares of Treasury Stock under the previously approved stock repurchase program.

Net cash provided by operating activities of $0.6 million for the year ended January 31, 2018 exceeded net income of $0.4 million and was primarily due to a $6.0 million decrease to deferred income taxes as a result of The Tax Act enactment in the US, an $0.8 million impairment charge to assets held for sale for management’s change in the estimate of the fair value, and an increase of $1.8 million to accounts payables, offset by an increase in inventories of $7.1 million as the Company prepares for increases in sales volume, an increase in accounts receivable of $3.1 million due to sales volume and timing of collections. Net cash used in investing activities of $0.9 million was a result of equipment purchases and our ongoing ERP implementation. Net cash provided by financing activities of $5.6 million was due primarily to the Company’s public offering in the third quarter of this fiscal year in which approximately $10.1 million was raised, which was offset by the net repayment of borrowings under our revolving credit facility of approximately $4.9 million.

We currently have one senior credit facility: $20 million revolving credit facility which commenced May 10, 2017, of which we had $0 million of borrowings outstanding as of January 31, 2019, expiring on May 10, 2020, at a current per annum rate of 3.48%. Maximum availability in excess of amount outstanding at January 31, 2019 was $20.0 million. Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to fixed charge coverage ratio and limits on capital expenditures and investments in foreign subsidiaries. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our primary lender, SunTrust Bank, has a security interest in substantially all of our US assets and pledges of 65% of the equity of the Company’s foreign subsidiaries. If our lender declares amounts outstanding under the credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business. We believe that our current availability under our senior credit facility, coupled with our anticipated operating cash and cash management strategy, is sufficient to cover our liquidity needs for the next 12 months.

Stock Repurchase Program. On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. The Company has repurchased 105,648 shares of stock under this program as of the date of this filing which amounted to, $1,161,736, inclusive of commissions.

Capital Expenditures. Our capital expenditures through Q4 FY19 of $3.1 million principally relate to capital purchases in the year for the ERP project, the set-up of manufacturing facilities in Vietnam and India, the enhancement of IT infrastructure, and planned equipment purchases in Mexico and China. We anticipate FY20 capital expenditures to be approximately $2.0 million as we continue with the ERP project currently in process and continue to expand our manufacturing capacity in our Vietnam and India operations.

Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

New Accounting Pronouncements Recently Adopted
In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendment amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company will apply the amendments in this update prospectively to an award modified on or after February 1, 2018 and does not expect that application of this guidance will have a material impact on its consolidated financial statements and related disclosures.

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

The new standard is effective for us on February 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on February 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before February 1, 2019.

The new standard provides a number of optional practical expedients in transition. We expect to elect the "package of practical expedients", which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs as well as the practical expedient pertaining to land easements. We do not expect to elect the use-of-hindsight practical expedient. The new standard also provides practical expedients for an entity's ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

We expect that this standard will have a material effect on our consolidated balance sheets, however, we do not expect a material effect on our consolidated statements of operation, comprehensive income, stockholders’ equity and cash flows.

While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our warehouse, office, and equipment operating leases; and (2) providing significant new disclosures about our leasing activities.

On adoption, we currently expect to recognize additional operating liabilities which includes the present value of the total amount disclosed in "Note 12—Commitments and Contingencies", which constitute the remaining minimum rental payments under current leasing standards for our existing operating leases, discounted by our incremental borrowing rate for borrowings of a similar duration on a fully secured basis, with corresponding ROU assets of approximately the same amount.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item and therefore, no disclosure is required under Item 7A for the Company.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page No.
Reports of Independent Registered Public Accounting Firm	34-35
Consolidated Statements of Operations for the Years Ended January 31, 2019 and 2018	36
Consolidated Statements of Comprehensive Income for the Years Ended January 31, 2019 and 2018	37
Consolidated Balance Sheets as of January 31, 2019 and 2018	38
Consolidated Statements of Stockholders' Equity for the Years Ended January 31, 2019 and 2018	39
Consolidated Statements of Cash Flows for the Years Ended January 31, 2019 and 2018	40
Notes to Consolidated Financial Statements	41-65

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Lakeland Industries, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lakeland Industries, Inc. and Subsidiaries (collectively, the “Company”) as of January 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 16, 2019, expressed an adverse opinion.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company's auditor since 2016.
New York, New York
April 16, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Lakeland Industries, Inc.

Adverse Opinion on Internal Control over Financial Reporting
We have audited Lakeland Industries Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

(i)
the Company did not design, implement and consistently operate effective process-level and information technology general control (“ITGC”) controls over revenue recognition;

(ii)
the Company did not design, implement and consistently operate effective process-level, ITGC and system development lifecycle controls over the product costing and valuation process to ensure the appropriate valuation of inventory at year-end; and

(iii)
the Company did not design, implement and consistently operate effective entity-level monitoring and ITGC controls, including management review controls, over the foreign locations and consolidated entity.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated April 16, 2019, on those consolidated financial statements.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated April 16, 2019, expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A - Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

New York, New York
April 16, 2019

Lakeland Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended January 31, 2019 and 2018
($000’s) except share information

	2019	2018
Net sales	$99,011	$95,987
Cost of goods sold	65,105	59,784
Gross profit	33,906	36,203
Operating expenses	30,341	27,726
Operating profit	3,565	8,477
Other income net	41	29
Interest expense	(125)	(163)
Income before taxes	3,481	8,343
Income tax expense	2,022	7,903
Net income	$1,459	$440
Net income per common share:
Basic	$0.18	$0.06
Diluted	$0.18	$0.06
Weighted average common shares outstanding:
Basic	8,111,458	7,638,264
Diluted	8,170,401	7,691,553

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended January 31, 2019 and 2018
($000)’s

	2019	2018
Net income	$1,459	$440
Other comprehensive income (loss):
Cash flow hedges	-----	(26)
Foreign currency translation adjustments	(601)	757
Other comprehensive income (loss)	(601)	731
Comprehensive income	$858	$1,171

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 31, 2019 and 2018
($000’s) except share information

ASSETS

	2019	2018
Current assets
Cash and cash equivalents	$12,831	$15,788
Accounts receivable, net of allowance for doubtful accounts of $434 and $480 at January 31, 2019 and 2018, respectively	16,477	14,119
Inventories	42,365	42,919
Prepaid VAT and other taxes	1,478	2,119
Other current assets	2,319	1,555
Total current assets	75,470	76,500
Property and equipment, net	10,781	8,789
Assets held for sale	-----	150
Deferred tax assets	7,267	7,557
Prepaid VAT and other taxes	176	310
Other assets	158	354
Goodwill	871	871
Total assets	$94,723	$94,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,214	$6,855
Accrued compensation and benefits	1,137	1,771
Other accrued expenses	2,825	1,384
Current maturity of long-term debt	158	158
Short-term borrowings	-----	211
Total current liabilities	10,334	10,379
Long-term portion of debt	1,161	1,312
Total liabilities	11,495	11,691
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	-----	-----
Common stock, $0.01 par; authorized 10,000,000 shares, Issued 8,475,929 and 8,472,640; outstanding 8,013,840 and 8,116,199 at January 31, 2019 and 2018, respectively	85	85
Treasury stock, at cost;462,089 and 356,441 shares at January 31, 2019 and 2018, respectively	(4,517)	(3,352)
Additional paid-in capital	75,612	74,917
Retained earnings	14,300	12,841
Accumulated other comprehensive loss	(2,252)	(1,651)
Total stockholders' equity	83,228	82,840
Total liabilities and stockholders' equity	$94,723	$94,531

The accompanying notes are an integral part of these consolidated financial statements

Lakeland Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended January 31, 2019 and 2018

	Common Stock		Treasurey Stock		Additional Paid-in	Retained	Accumulated Other Comprehensice
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
		($000's)		($000's)	($000's)	($000's)	($000's)	($000's)
Balance, January 31, 2017	7,620,215	$76	(356,441)	$(3,352)	$64,764	$12,401	$(2,382)	$71,507

Net income	-----	-----	-----	-----	-----	440	-----	440
Other comprehensive income	-----	-----	-----	-----	-----	-----	731	731
Stock-based compensation:
Restricted stock issued	43,675	-----	-----	-----	-----	-----	-----	-----
Restricted Stock Plan	-----	-----	-----	-----	424	-----	-----	424
Return of shares in lieu of payroll tax withholding	-----	-----	-----	-----	(376)	-----	-----	(376)
Sale of common shares in a public offering, net of issuance costs of approximately $1.0 million	808,750	9	-----	-----	10,105	-----	-----	10,114
Balance, January 31, 2018	8,472,640	$85	(356,441)	$(3,352)	$74,917	$12,841	$(1,651)	$82,840

Net income	-----	-----	-----	-----	-----	1,459	-----	1,459
Other comprehensive loss	-----	-----	-----	-----	-----	-----	(601)	(601)
Stock-based compensation:
Restricted stock issued	3,289	-----	-----	-----	-----	-----	-----	-----
Restricted Stock Plan	-----	-----	-----	-----	721	-----	-----	721
Return of shares in lieu of payroll tax withholding	-----	-----	-----	-----	(26)	-----	-----	(26)
Treasuary stock purchased, inclusive of commissions	-----	-----	(105,648)	(1,165)	-----	-----	-----	(1,165)
Balance, January 31, 2019	8,475,929	$85	(462,089)	$(4,517)	$75,612	$14,300	$(2,252)	$83,228

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended January 31, 2019 and 2018
($000’s)

	2019	2018
Cash flows from operating activities:
Net income	$1,459	$440
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (recovery of) doubtful accounts	(45)	63
Deferred income taxes	290	5,957
Depreciation and amortization	965	775
Stock based and restricted stock compensation	744	424
Loss on disposal of property and equipment	18	3
Impairment write-down on assets held for sale	150	751
(Increase) decrease in operating assets:
Accounts receivable	(2,549)	(3,068)
Inventories	152	(6,992)
Prepaid VAT and other taxes	641	(759)
Other current assets	(560)	550
Increase (decrease) in operating liabilities:
Accounts payable	(372)	1,753
Accrued expenses and other liabilities	892	860
Net cash used by the sale of Brazil	-----	(109)
Net cash provided by operating activities	1,785	648
Cash flows from investing activities:
Purchases of property and equipment	(3,103)	(905)
Net cash used in investing activities	(3,103)	(905)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	-----	(4,865)
Loan repayments, short-term	(206)	(147)
Loan borrowings, short-term	175	101
Loan repayments, long-term	(151)	(854)
Loan borrowings, long-term	-----	1,575
UK borrowings (repayments) under line of credit facility and invoice financing facilities, net	(178)	31
Purchase of Treasury Stock under stock repurchase program	(1,165)	-----
Shares returned to pay employee taxes under restricted stock program	(26)	(376)
Proceeds from public offering, net of issuance costs of approximately $1.0 million	-----	10,114
Net cash (used in) provided by financing activities:	(1,551)	5,579
Effect of exchange rate changes on cash and cash equivalents	(88)	101
Net increase in cash and cash equivalents	(2,957)	5,423
Cash and cash equivalents at beginning of year	15,788	10,365
Cash and cash equivalents at end of year	$12,831	$15,788
Cash paid for interest	$125	$163
Cash paid for taxes	$1,667	$1,260

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Lakeland Industries, Inc. and Subsidiaries (“Lakeland,” the “Company,” “we,” “our” or “us”), a Delaware corporation organized in April 1986,manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a network of over 1,600  global safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mixture of end users directly, and to industrial distributors depending on the particular country and market. Sales are made to more than 50 countries, the majority of which were into China, the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India and Southeast Asia. For purposes of this Form 10-K, FY refers to a fiscal year ended January 31; for example, FY19 refers to the fiscal year ended January 31, 2019

Basis of Presentation
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

The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful life of the assets, which is generally three years.

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

Impairment of Long-Lived Assets
The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The Company measures any potential impairment on a projected undiscounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. As of January 31, 2019, a non-cash impairment charge was recorded to reflect the change in the carrying value from $0.2 million to $0.0 million as the Company believes there is no recoverable value of the asset held for sale previously on the Company’s consolidated balance sheet.

Revenue Recognition
Substantially all the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses, and for the years ended in FY19 and FY18 aggregated approximately $2.7 million and $2.2 million, respectively.Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The transaction price includes estimates of variable consideration, related to rebates, allowances, and discounts that are reductions in revenue. All estimates are based on the Company's historical experience, anticipated performance, and the Company's best judgment at the time the estimate is made. Estimates for variable consideration are reassessed each reporting period and are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur upon resolution of uncertainty associated with the variable consideration. All the Company’s contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as quantity times price per unit.

The Company has seven revenue generating reportable geographic segments under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its limited use/disposable protective clothing and secondarily from its sales of reflective clothing, high-end chemical protective suits, firefighting and heat protective apparel, reusable woven garments and gloves and arm guards. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see table below). Net sales by geographic region and by product line are included below:

	Years Ended January 31, (in millions of dollars)
	2019	2018
External Sales by region:
USA	$49.88	$50.45
Other foreign	3.02	2.40
Europe (UK)	9.42	9.07
Mexico	3.51	2.48
Asia	18.00	17.12
Canada	8.56	8.26
Latin America	6.62	6.21
Consolidated external sales	$99.01	$95.99

	Years Ended January 31, (in millions of dollars)
	2019	2018
External Sales by product lines:
Disposables	$53.18	$51.56
Chemical	18.03	17.47
Fire	5.98	5.80
Gloves	3.22	3.12
Hi-Vis	6.99	11.26
Wovens	11.61	6.78
Consolidated external sales	$99.01	$95.99

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs
Advertising costs are expensed as incurred and included in operating expenses on the consolidated statement of operations. Advertising and co-op costs amounted to $802,000 and $443,000 in FY19 and FY18, respectively, net of a co-op advertising allowance received from a supplier.

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

Research and Development Costs
Research and development costs include labor, equipment and materials costs and are expensed as incurred and included in operating expenses. Research and development expenses aggregated were approximately $182,000 and $280,000 in FY19 and FY18, respectively.

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

Foreign Operations and Foreign Currency Translation
The Company maintains manufacturing operations in Mexico, India, Argentina, Vietnam and the People’s Republic of China and can access independent contractors in China, Vietnam, Argentina and Mexico. It also maintains sales and distribution entities located in India, Canada, the U.K., Chile, China, Argentina, Russia, Kazakhstan, Uruguay and Mexico. The Company is vulnerable to currency risks in these countries. The functional currency for the United Kingdom subsidiary is the Euro; the trading company in China, the RMB; the Canadian Real Estate subsidiary, the Canadian dollar; the Russian operation, the Russian Ruble, and the Kazakhstan operation the Kazakhstan Tenge. All other operations have the US dollar as its functional currency.

Pursuant to US GAAP, assets and liabilities of the Company’s foreign operations with functional currencies, other than the US dollar, are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction (loss) gain included in net income for the years ended January 31, 2019 and 2018, were approximately $(0.5) million and $1.1 million, respectively.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications
Certain reclassifications have been made to the prior year’s consolidated financial statements accounts payable and other accrued expenses balances to conform to the current year presentation. These reclassifications have no effect on the accompanying consolidated financial statements.

Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

New Accounting Pronouncements Recently Adopted
In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendment amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company will apply the amendments in this update prospectively to an award modified on or after February 1, 2018 and does not expect that application of this guidance will have a material impact on its consolidated financial statements and related disclosures.

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

The new standard is effective for us on February 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on February 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before February 1, 2019.

The new standard provides a number of optional practical expedients in transition. We expect to elect the "package of practical expedients", which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs as well as the practical expedient pertaining to land easements. We do not expect to elect the use-of-hindsight practical expedient. The new standard also provides practical expedients for an entity's ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We expect that this standard will have a material effect on our consolidated balance sheets, however, we do not expect a material effect on our consolidated statements of operation, comprehensive income, stockholders’ equity and cash flows.

While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our warehouse, office, and equipment operating leases; and (2) providing significant new disclosures about our leasing activities.

On adoption, we currently expect to recognize additional operating liabilities which includes the present value of the total amount disclosed in "Note 12—Commitments and Contingencies", which constitute the remaining minimum rental payments under current leasing standards for our existing operating leases, discounted by our incremental borrowing rate for borrowings of a similar duration on a fully secured basis, with corresponding ROU assets of approximately the same amount.

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

2. INVENTORIES

Inventories consist of the following:

	January 31,
	2019	2018
	(000's)	(000's)
Raw materials	$14,986	$14,767
Work-in-process	987	2,357
Finished goods	26,392	25,795
	$42,365	$42,919

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

		January 31,
	Useful Life in Years	2019	2018
		(000’s)	(000’s)
Machinery and equipment	3-10	$5,070	$3,932
Furniture and fixtures	3-10	316	328
Leasehold improvements	Lease term	1,496	1,217
Computer equipment	3	2,669	2,184
Software costs	3	1,187	-----
Land and building (China)	20-30	1,764	1,764
Land and building (Canada)	30	1,856	1,982
Land and buildings (USA)	30	3,487	3,460
Land and buildings (Mexico)	30	2,070	2,070
		19,915	16,937
Less accumulated depreciation and amortization		(9,134)	(8,907)
Assets held for sale		-----	150
Construction-in-progress		-----	759
		$10,781	$8,939

Depreciation and amortization expense for FY19 and FY18 amounted to $965,451 and $774,742, respectively.

During FY19, conditions in Brazil, including the economy caused management to believe that the Company’s assets held for sale in that country should be analyzed for impairment. The analysis resulted in an impairment write-down of $0.2 million for assets that have been identified as held-for-sale by the Company. The write-down is included in operating expenses in the Company’s FY19 consolidated statement of operations. The estimated fair value less costs to sell of the assets written down in FY19, consisting primarily of buildings and land, was approximately $0.0 million. Of the original approximately $1.1 million, the estimated fair value less costs to sell of the assets held for sale at January 31, 2019 is $0.0 million.

4. GOODWILL

On August 1, 2005, the Company purchased Mifflin Valley, Inc., a Pennsylvania manufacturer, the operations of which now comprise the Company’s Reflective division. This acquisition resulted in the recording of $0.9 million in goodwill in FY06. The Company believes that there was no impairment of goodwill for the years ended January 31, 2019 and 2018. This goodwill is included in the US segment for reporting purposes.

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

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Borrowings under the term loan and the revolving credit facility bear interest at an interest rate determined by reference whether the loan is a base rate loan or Eurodollar loan, with the rate election made by the Company at the time of the borrowing or at any time the Company elects pursuant to the terms of the Loan Agreement. The term loan is payable in equal monthly principal installments of $13,125 each, beginning on June 1, 2017, and on the first day of each succeeding month, with a final payment of the remaining principal and interest on May 10, 2020 (subject to earlier termination as provided in the Loan Agreement). For that portion of the term loan that consists of Eurodollar loans, the term loan shall bear interest at the LIBOR Market Index Rate (“LIBOR”) plus 2.0% per annum, and for that portion of the term loan that consists of base rate loans, the term loan shall bear interest at the base rate then in effect plus 1.0% per annum. All principal and unpaid accrued interest under the revolving credit facility shall be due and payable on the maturity date of the revolver. For that portion of the revolver loan that consists of Eurodollar loans, the revolver shall bear interest at LIBOR plus a margin rate of 1.75% per annum for the first six months and thereafter between 1.5% and 2.0%, depending on the Company’s “availability calculation” (as defined in the Loan Agreement) and, for that portion of the revolver that consists of base rate loans, the revolver shall bear interest at the base rate then in effect plus a margin rate of 0.75% per annum for the first six months and thereafter between 0.50% and 1.0%, depending on the availability calculation. As of the closing, the Company elected all borrowings under the Loan Agreement to accrue interest at LIBOR which, as of that date, was 0.99500%. As such, the initial rate of interest for the revolver is 2.745% per annum and the initial rate of interest for the term loan is 2.995% per annum. The Loan Agreement provides for payment of an unused line fee of between 0.25% and 0.50%, depending on the amount by which the revolving credit loan commitment exceeds the amount of the revolving credit loans outstanding (including letters of credit), which shall be payable monthly in arrears on the average daily unused portion of the revolver. There was a $0 balance on the revolver at January 31, 2019 and 2018.

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

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings in UK
On December 31, 2014, the Company and Lakeland Industries Europe, Ltd, (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with HSBC Bank to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million, based on exchange rates at time of closing) to £1,500,000 (approximately USD $2.3 million, based on exchange rates at time of closing), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million, based on exchange rates at time of closing) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. On December 31, 2016, Lakeland UK entered into an extension of the maturity date of its existing facility with HSBC Invoice Finance (UK) Ltd. to December 19, 2017. Other than the extension of the maturity date and a small reduction of the service charge from 0.9% to 0.85%, all other terms of the facility remained the same. On September 4, 2017 the facility was amended to include Algeria as an approved country. On December 4, 2017 the facility was extended to March 31, 2018 for the next review period and, as of March 9, 2019 the facility was extended to mature on March 31, 2020 with no additional changes to the terms. The balance under this loan outstanding at Janaury 31, 2019 and January 31, 2018 was USD $0.0 million and USD $0.2 million, respectively. The amount of $0.4 million is due from HSBC, as of January 31, 2019, which is included in other current assets on the accompanying consolidated balance sheet as of January 31, 2019.

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

On May 19, 2017 Lakeland Argentina and BNA entered into an agreement for Lakeland Argentina to obtain a loan in the amount of ARS $1.8 million (approximately USD $112,000, based on exchange rates at time of closing); such loan is for a term of one year at an interest rate of 20.0% per annum. This agreement was paid in full in May 2018.

On February 26, 2018 Lakeland Argentina and BNA entered into an agreement for Lakeland Argentina to obtain a loan in the amount of ARS $4.3 million (approximately USD $215,000, based on exchange rates at time of closing); such loan is for a term of one year at an interest rate of 32.0% per annum. This agreement was paid in full in January 2019.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a table to summarize the debt amounts above (in 000’s):

	Short-Term		Long-term		Current Maturity of Long-term
	1/31/2019	1/31/2018	1/31/2019	1/31/2018	1/31/2019	1/31/2018
Argentina	$-----	$31	$-----	$-----	$	$
UK	-----	180	-----	-----	-----	-----
USA	-----	-----	1,161	1,312	158	158
Totals	$-----	$211	$1,161	$1,312	$158	$158

Five-year Debt Payout Schedule
This schedule reflects the liabilities as of January 31, 2019, and does not reflect any subsequent event (in 000’s):

	Total	1 Year or less	2 Years	3 Years	4 Years	5 Years	After 5 Years

Borrowings in USA	$1,319	$158	$1,161	$-----	$-----	$-----	$-----
Total	$1,319	$158	$1,161	$-----	$-----	$-----	$-----

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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC (UK); Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, and JSC Bank Centercredit in Kazakhstan. The Company monitors its financial depositories by their credit rating which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There was approximately $5.4 million total included in the U.S. bank accounts and approximately $7.4 million total in foreign bank accounts as of January 31, 2019.

Major Customer
No customer accounted for more than 10% of net sales during FY19 and FY18.

Major Supplier
Our largest supplier, Precision Fabrics Group, accounted for 7.63%, and 11% of total purchases in FY19 and FY18, respectively. There were no other vendors over 10% for either FY19 and FY18.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. STOCKHOLDERS’ EQUITY

The 2017, 2015 and 2012 Stock Plans

On June 21, 2017, the stockholders of the Company approved the Lakeland Industries, Inc. 2017 Equity Incentive Plan (the “2017 Plan”) at the Annual Meeting of Stockholders. The executive officers and all other employees and directors of the Company, including its subsidiaries are eligible to participate in the 2017 Plan. The 2017 Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”), except that with respect to all non-employee directors, the Committee shall be deemed to include the full Board. The 2017 Plan provides for the grant of equity-based compensation in the form of stock options, restricted stock, restricted stock units, performance shares, performance units, or stock appreciation rights (“SARS”).

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

	Number of shares awarded total
	Minimum	Target	Maximum	Cap
Employees	42,061	63,095	84,126	101,001
Non-Employee Directors	14,414	21,622	28,829	34,595
Total	56,475	84,717	112,995	135,596

	Value at grant date (numbers below are rounded to the nearest $100)
	Minimum	Target	Maximum	Cap
Employees	$583,600	$875,400	$1,167,200	$1,401,300
Non-Employee Directors	200,000	300,000	400,000	480,000
Total	$783,600	$1,175,400	$1,567,200	$1,881,300

Of the total number of shares awarded at Maximum, there are an aggregate of 112,995 shares underlying restricted stock awards and in addition in the 2017 Plan there are 6,376 shares underlying awards of stock appreciation rights with a base price of $13.80 per share. These stock appreciation rights are classified as liability awards and are remeasured at fair value each reporting period until the award is settled. As of January 31, 2019, and 2018 the Company has recorded a liability in the amount of $25,559, and $1,913, respectively related to these stock appreciation rights.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a full three fiscal year performance period commencing on February 1, 2017 and ending on January 31, 2021, based on the level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) achieved by the Company over this period. The EBITDA targets have been set for each of the Minimum, Target, Maximum and Cap levels, at higher amounts for each of the higher levels. The actual EBITDA amount achieved is determined by the Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence, which items may include, without limitation, the charges or costs associated with restructurings of the Company or any subsidiary, discontinued operations, and the cumulative effects of accounting changes.

Under the 2017 Plan, as described above, the Company awarded performance-based restricted stock and stock appreciation rights to eligible employees and directors. Such awards were at either Minimum, Target, Maximum or Cap levels, based on three year EBITDA targets.

The Company recognizes expense related to performance-based restricted share awards over the requisite performance period using the straight-line attribution method based on the most probable outcome (Minimum, Target, Maximum, Cap or Zero) at the end of the performance period and the price of the Company’s common stock price at the date of grant. The Company is recognizing expense related to awards under the 2017 Plan at Maximum, including SARS, and these expenses were $743,757 for the year ended January 31, 2019 and $143,010 for the year ended January 31, 2018.

The 2017 Plan is the successor to the Lakeland Industries, Inc. 2015 Stock Plan (the “2015 Plan”). The executive officers and all other employees and directors of the Company and its subsidiaries were eligible to participate in the 2015 Plan. The 2015 Plan authorized the issuance of awards of restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. The 2015 Plan also permitted the grant of awards that qualify for “performance-based compensation” within the meaning of Section 162(m) of the U.S. Internal Revenue Code. The aggregate number of shares of the Company’s common stock that was issuable under the 2015 Plan was 100,000 shares. Under the 2015 Plan, as of January 31, 2019, there were 72,221 shares vested; of which 46,319 shares were issued and 25,902 shares were returned to the Company to pay employee taxes. As of January 31, 2019, there are no outstanding shares to vest according to the terms of the 2015 Plan.

The 2015 Plan, was the successor to the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). The Company’s 2012 Plan authorized the issuance of up to a maximum of 310,000 shares of the Company’s common stock to employees and directors of the Company and its subsidiaries in the form of restricted stock, restricted stock units, performance shares, performance units and other share-based awards. Under the 2012 Plan, as of January 31, 2019, the Company issued 293,887 fully vested shares of common stock, and at January 31, 2019, there are no outstanding shares to vest according to the terms of the 2012 Plan.

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

As of January 31, 2019, unrecognized stock-based compensation expense totaled $955,075 pursuant to the 2017 Plan based on the maximum performance award level. Such unrecognized stock-based compensation expense totaled $521,593 for the 2017 Plan at the minimum performance award level. The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years for the 2017 Plan.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized total stock-based compensation costs, which are reflected in operating expenses:

	Year Ended January 31,
	2019	2018
2012 Plan	$-----	$206
2015 Plan	-----	197,284
2017 Plan	$721,111	225,162
	721,111	422,652

Stock appreciation rights (2017 Plan)	$22,646	$1,913
Total stock-based compensation	$743,757	$424,565
Total income tax benefit recognized for stock-based compensation arrangements	$267,752	$153,203

Shares issued under 2017 and 2015 Stock Plans	Outstanding Unvested Grants at Maximum at Beginning of FY19	Granted during FY19	Becoming Vested during FY19	Forfeited during FY19	Outstanding Unvested Grants at Maximum at End of January 31, 2019
Restricted stock grants – employees	42,291	41,835	-----	-----	84,126
Restricted stock grants – non-employee directors	14,493	14,336	-----	-----	28,829
Retainer in stock – non-employee directors	12,789	17,476	5,221	-----	25,044
Total restricted stock	69,573	73,647	5,221	-----	137,999

Weighted average grant date fair value	$13.63	$13.66	$10.19	-----	$13.77

Other Compensation Plans/Programs
Pursuant to the Company’s restrictive stock program, all directors are eligible to elect to receive any director fees in shares of restricted stock in lieu of cash. Such restricted shares are subject to a two-year vesting period. The valuation is based on the stock price at the grant date and is amortized to expense over the two-year period, which approximates the performance period. Since the director is giving up cash for unvested shares, and is subject to a vesting requirement, the amount of shares awarded is 133% of the cash amount based on the grant date stock price. As of January 31, 2019, unrecognized stock-based compensation expense related to these restricted stock awards totaled $0 for the 2015 Plan and $55,765 for the 2017 Plan. The cost of these non-vested awards is expected to be recognized over a two-year weighted-average period. In addition, as of January 31, 2019, the Company issued 5,221 shares from the 2015 Plan and granted awards for up to an aggregate of 25,044 shares for the 2017 Plan.

Stock Repurchase Program
On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. The Company has repurchased 105,649 shares of stock under this program as of the date of this filing which amounted to $1,161,736, inclusive of commissions.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrant
In October 2014, the Company issued a five-year warrant that is immediately exercisable to purchase up to 55,500 shares of the Company’s common stock at an exercise price of $11.00 per share. As of January 31, 2019 and 2018, the warrant to purchase up to 55,500 shares remains outstanding.

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

The offer and sale of shares of Common Stock in the Offering were registered under the Securities Act of 1933, as amended, pursuant to the Shelf Registration Statement. The offer and sale of the shares of Common Stock in the Offering are described in the Company’s prospectus constituting a part of the Shelf Registration Statement, as supplemented by a final prospectus supplement filed with the Commission on August 18, 2017.

8. INCOME TAXES

The provision for income taxes is based on the following pretax income (loss):

Domestic and Foreign Pretax Income (Loss)	FY19	FY18
Domestic	$(1,116)	$7,480
Foreign	4,597	863

Total	$3,481	$8,343

Income Tax Expense (Benefit)	FY19	FY18
Current:
Federal	$45	$600
State and other taxes	20	20
Foreign	1,667	1,325
Total Current Tax Expense	$1,732	$1,945

Deferred:
Domestic	$290	$5,955
Valuation allowance-deferred tax asset	-----	3
Foreign	-----	-----
Total Deferred Tax Expense	290	5,958
Total Income Taxes	$2,022	$7,903

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

	2019	2018
Statutory rate	21.00%	33.81%
State Income Taxes, Net of Federal Tax Benefit	6.89	2.27
Adjustment to Deferred	(0.92)	-----
Foreign Dividend and Subpart F Income	-----	(17.19)
Transition Tax (net of FTC from Transition Tax)	-----	26.53
Argentina Flow Through Loss	1.37	0.38
GILTI	16.85	-----
Permanent Differences	0.63	(1.32)
Valuation Allowance-Deferred Tax Asset	(24.46)	0.34
Foreign Tax Credit	24.46
Foreign Rate Differential	20.16
Rate Change	(5.63)	47.17
Other	(2.25)	2.74
Effective Rate	58.09%	94.73%

The tax effects of temporary cumulative differences which give rise to deferred tax assets at January 31, 2019 and 2018 are summarized as follows:

	2019	2018
Deferred tax assets:
Inventories	$849	$866
US tax loss carryforwards, including work opportunity credit*	4,290	4,411
Accounts receivable and accrued rebates	233	242
Accrued compensation and other	314	190
India reserves - US deduction	46	19
Equity based compensation	299	126
Foreign tax credit carry-forward	1,348	2,199
State and local carry-forwards	1,116	1,017
Argentina timing difference	32	37
Depreciation and other	59	90
Amortization	(193)	(174)
Brazil write-down	222	181
Allowance for Note Receivable - Brazil	-----	552
Deferred tax asset	8,615	9,756
Less valuation allowance	1,348	2,199
Net deferred tax asset	$7,267	$7,557

*The federal net operating loss (“NOL”) that is left after FY19 will expire after 1/31/2034 (20 years from the generated date of 1/31/2014). The credits will begin to expire after 1/31/2020 (10 years from the 1st carryover year generated date of 1/31/2010) and will fully expire after 1/31/2028.

The state NOLs will begin to expire after 1/31/2025 and will continue to expire at various periods up until 1/31/2038 when they will be fully expired. The states have a larger spread because some only carryforward for 15 years and some allow 20 years.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Reform
On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law.  The 2017 Tax Cuts and Jobs Act (the Tax Act) reduces the federal corporate income tax rate to 21% from 35% effective January 1, 2018.  As a result of the Tax Act, we applied a blended U.S. statutory federal income tax rate of 33.811% in FY18.  The Tax Act requires us to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax (see below), re-measuring our US deferred tax assets as well as reassessing the net realizability of our deferred tax assets.  The Company completed this re-measurement and reassessment in FY18.  The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of our net deferred tax asset to $7.6 million with related income tax expense of $5.1 million, thus dramatically increasing our effective tax rate in the fiscal year ended January 31, 2018. While the Tax Act provides for a modified territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The proposed regulations were not finalized as of January 31, 2019 and, as of this reporting date, remain in the proposal stage. Due to this uncertainty, it is difficult to predict the future impact, however, the Company does expect that the GILTI income inclusion will result in significant U.S. tax expense beginning in FY19. Re-measurement and reassessment of the GILTI tax as it is currently written resulted in a charge to tax expense of $0.6 million in FY19. The Company intends to account for the GILTI tax in the period in which it is incurred. Though this non-cash expense had a materially negative impact on FY19 earnings, the Tax Act also changes the taxation of foreign earnings, and companies generally will not be subject to United States federal income taxes upon the receipt of dividends from foreign subsidiaries.

The BEAT provisions in the Tax Act pertain to companies with average annual gross receipts of $500 million for the prior 3-year period and eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. Based on current guidelines the Company does not expect the BEAT provision to have an impact on U.S. tax expense

Transition Tax
Upon enactment, there was a one-time deemed repatriation tax on undistributed foreign earnings and profits (the “transition tax”). This tax was assessed on the U.S. Shareholder’s share of the foreign corporation’s accumulated foreign earnings and profits that were not previously been taxed.  Earnings in the form of cash and cash equivalents was taxed at a rate of 15.5% and all other earnings and profits were taxed at a rate of 8.0%.  We recognized tax expense of $5,120,928 related to the transition tax in 2017.  However, foreign tax credits were used in the amount of $5,120,928 to fully offset this transition tax and the Company will not incur any cash outlay related to this tax.

We previously considered substantially all of the earnings in our non-U.S. subsidiaries to be indefinitely reinvested outside the U.S. and, accordingly, recorded no deferred income taxes on such earnings.  At this time, the applicable provisions of the Tax Act have been fully analyzed and our intention with respect to unremitted foreign earnings is to continue to indefinitely reinvest outside the U.S. those earnings needed for working capital or additional foreign investment. As stated above, GILTI is recognized in the period it is incurred and is not considered with regard to deferred income tax on unremitted E&P. All international subsidiaries are impacted by GILTI calculation.

Income Tax Audits
The Company is subject to US federal income tax, as well as income tax in multiple US state and local jurisdictions and a number of foreign jurisdictions. Returns for the years since FY16 are still open based on statutes of limitation only.

Chinese tax authorities have performed limited reviews on all Chinese subsidiaries as of tax years 2008 through 2015 with no significant issues noted and we believe our tax positions are reasonably stated as of January 31, 2019. Weifang Meiyang Products Co., Ltd. (“Meiyang”), one of our Chinese operations, was changed to a trading company from a manufacturing company in Q1 FY16 and all direct workers and equipment were transferred from Meiyang to Weifang Lakeland Safety Products Co., Ltd., (“WF”), another entity of our Chinese operation thereby reducing our tax exposure.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lakeland Protective Wear, Inc., our Canadian subsidiary, is subject to Canadian federal income tax, as well as income tax in the Province of Ontario. Income tax returns for the 2014 fiscal year and subsequent years are still within the normal reassessment period and open to examination by tax authorities.

In connection with the exit from Brazil (Note 12), the Company claimed a worthless stock deduction which generated a tax benefit of approximately USD $9.5 million, net of a USD $2.2 million valuation allowance in FY16. While the Company and its tax advisors believe that this deduction is valid, there can be no assurance that the IRS will not challenge it and, if challenged, there is no assurance that the Company will prevail.

As mentioned above, it’s the Company’s intention is to reinvest outside the US those earnings needed for working capital or foreign investment. As a result of the transition tax, $5.0 million of foreign income was repatriated at the end of FY18. However, the Company has no intention to repatriate earnings with regards with GILTI.In the fiscal year ended January 31, 2019, no dividends were declared. It is the Company’s practice and intention to reinvest the earnings of our non-US subsidiaries in their operations with the exception of the dividend plan.

Change in Valuation Allowance
We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. The valuation allowance decreased approximately $0.9 million and $0.0 for the years ended January 31, 2019 and 2018, respectively.

9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended January 31, 2019 and 2018 as follows:

	Years Ended January 31, (000’s except share information)
	2019	2018
Numerator
Net income	$1,459	$440
Denominator
Denominator for basic earnings per share (weighted-average shares which reflect 362,840 shares in the treasury at January 31, 2019 and 356,441 shares in the treasury at January 31, 2018)	8,111,458	7,638,264
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	58,943	53,289
Denominator for diluted earnings per share (adjusted weighted average shares)	8,170,401	7,691,553
Basic earnings per share	$0.18	$0.06
Diluted earnings per share	$0.18	$0.06

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. BENEFIT PLANS

Defined Contribution Plan
Pursuant to the terms of the Company’s 401(k) plan, substantially all US employees over 21 years of age with a minimum period of service are eligible to participate. The 401(k) plan is administered by the Company and provides for voluntary employee contributions ranging from 1% to 100% of the employee’s compensation. Beginning in January 2016 the Company changed to a Safe Harbor tiered matching plan equal to 100% of the first 1% of eligible participant’s compensation contributed to the Plan and 50% of the next 5% of eligible participant’s compensation contributed to the Plan (maximum Company match 3.5% of salary) and totaled approximately $209,100 and $198,000 in the years ended January 31, 2019 and 2018, respectively.

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

We have one type of derivatives to manage the risk of foreign currency fluctuations.

We entered into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contract derivatives, not designated as hedging instruments, were generally settled quarterly. Gain and loss on those forward contracts are included in current earnings. There were no outstanding forward contracts at January 31, 2019 or 2018.

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

Although the Company formally completed the terms of the “Shares Transfer Agreement”, pursuant to which our entire equity interest in our former Brazilian subsidiary (“Lakeland Brazil”) was transferred,during the fiscal year ended January 31, 2016, we may continue to be exposed to certain liabilities arising in connection with the operations of Lakeland Brazil, which was shut down in late March 2019. The Company understands that under the laws of Brazil, a parent company may be held liable for the liabilities of a former Brazilian subsidiary in the event of fraud, misconduct, or under various theories. In this respect, as regards labor claims, a parent company could conceivably be held liable for the liabilities of a former Brazilian subsidiary. Although the Company would have the right of adversary system, full defense and due process, in case of a potential litigation, there can be no assurance as to the findings of the courts in Brazil.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan Agreement with Transferee of Brazil Operations
The Company had entered into a loan agreement (the “Loan Agreement”) on December 11, 2015 with Lakeland Brazil for the amount of R$8,584,012 (approximately USD $2.29 million) for the purpose of providing funds necessary for Lakeland Brazil to settle its largest outstanding VAT claim with the State of Bahia. The Company determined that a reserve against the collection of this loan in full was, prudent and recorded this charge in the fiscal year ended January 31, 2016. The Company determined in the current fiscal year ended January 31, 2019 this note would not be repaid and therefore wrote it off in its entirety.

VAT Tax Issues in Brazil
Value Added Tax (“VAT”) in Brazil is charged at the state level. We commenced operations in Brazil in May 2008 through the acquisition of Lakeland Brazil. An audit performed on the VAT for the 2007-2009 period was completed by the State of Bahia (state of domicile for the Lakeland operations in Brazil). In October 2010, the Company received four claims for 2007-2009 from the State of Bahia, the largest of which was for taxes of R$6.2 million (USD $2.3 million) and interest, penalties and fees of R$8.3 million (USD $3.1 million), for a total of R$14.6 million (USD $5.4 million).  This large VAT claim was settled in the fiscal year ended January 31, 2016 using funds from the loan described above. Of other claims, our attorney informed us that three claims totaling R$1.3 million (USD $0.5 million) excluding interest, penalties and fees of R$2.7 million (USD $0.9 million) were likely to be successfully defended based on state auditor misunderstanding.

Labor Claims in Brazil
As disclosed in our periodic filings with the SEC, we agreed to make certain payments in connection with ongoing labor litigation involving our former Brazilian subsidiary. While the vast majority of these labor suits have been resolved, there are labor cases that remain active and a civil case filed by a former officer of our former Brazilian subsidiary, in which Lakeland was named as a co-defendant.

The first case was initially filed in 2010 claiming USD $100,000 owed to plaintiff. This case is on its final appeal to the Brazilian Supreme Court, having already been ruled upon in favor of Lakeland three (3) times, most recently by the Labor Court Supreme Court. The claimant having lost four (4) times previously, management firmly believes that Lakeland will continue to prevail in this case.  A second case filed against Lakeland by a former officer of Lakeland Brazil , was filed in Labor court in 2014 claiming Lakeland owed USD $300,000. The Labor court ruled that the claimant’s case was outside of the scope of the Labor court and the case was dismissed. The claimant is appealing within the Labor court system. A third case filed by a former Lakeland Brazil manager in 2014 was ruled upon in civil court and awarded the claimant USD $100,000. Both the claimant and Lakeland have appealed this decision.  In the last case a former officer of our former Brazilian subsidiary filed a claim seeking approximately USD $700,000 that he alleges is due to him against an unpaid promissory note. Lakeland has not been served with process and no decision on the merits has been issued in this case yet. Management firmly believes these claims to be without any merit and does not anticipate a negative outcome resulting in significant expense to us.

Lakeland Brazil may face new labor lawsuits in the short term as a result of the shutdown of its operations in March 2019. The Company has no obligation under the Shares Transfer Agreement to make any additional payments in connection with these potential new labor lawsuits. The Company also understands that under the labor laws of Brazil, a parent company may be held liable for the labor liabilities of a former Brazilian subsidiary in the case of fraud, misconduct, or under various theories.

Although the Company would have the right of adversary system, full defense and due process in case of a potential litigation, there can be no assurance as to the findings of the courts of Brazil.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There are additional cases in Labor and Civil courts against Lakeland Brazil in which Lakeland is not a party, and other outstanding monetary alligations of Lakeland Brazil.

In FY19, the Company recorded an accrual of $1.2 million for professional fees and litigation reserves associated with labor claims in Brazil. The accrual on the balance sheet at January 31, 2019 is $1.2 million.

General litigation contingencies
The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of January 31, 2019, to the best of the Company’s knowledge, there were no outstanding claims or litigation, except for the labor contingencies in Brazil described above.

Employment Contracts
The Company has employment contracts expiring through fiscal year ending January 31, 2020, with four principal officers. Pursuant to such contracts, the Company is committed to aggregate annual base remuneration of $890,000 and $175,417 for FY20 and FY21, respectively.

Leases
Total rental costs under all operating leases are summarized as follows:

Year ended January 31,	Gross rental

2019	$1,022,162
2018	$841,235

Minimum annual rental commitments for the remaining term of the Company’s noncancelable operating leases relating to manufacturing facilities, office space and equipment rentals at January 31, 2019, including lease renewals subsequent to year end, are summarized as follows:

Year ending January 31,

2020	761,350
2021	446,494
2022	435,310
2023	313,633
2024	8,418
and thereafter	8,944
Total	$1,974,149

13. SEGMENT REPORTING

Domestic and international sales from continuing operations are as follows in millions of dollars:

	Years Ended January 31,
	2019		2018
Domestic	$49.88	50.38%	$50.45	52.55%
International	49.13	49.62%	$45.54	47.45%
Total	$99.01	100.00%	$95.99	100.00%

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We manage our operations by evaluating each of our geographic locations. Our US operations include a facility in Alabama (primarily the distribution to customers of the bulk of our products and the light manufacturing of our chemical, wovens, reflective, and fire products). The Company also maintains one manufacturing company in China (primarily disposable and chemical suit production), a manufacturing facility in Mexico (primarily disposable, reflective, fire and chemical suit production), a manufacturing facility in Veitnam (primarily disposable production) and a small manufacturing facility in India. Our China facilities produce the majority of the Company’s products and China generates a significant portion of the Company’s international revenues. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in the USA, Canada, Mexico, Europe, Latin America, India, Russia, Kazakhstan and China, which sell and distribute products shipped from the United States, Mexico, India or China. The table below represents information about reported segments for the years noted therein:

	Years Ended January 31,
	2019	2018
	(in 000’s)	(in 000’s)
USA Operations	$54.72	$54.79
Other foreign	5.52	3.85
Europe (UK)	9.42	9.11
Mexico	4.90	3.87
Asia	56.36	52.63
Canada	8.58	8.26
Latin America	7.05	6.50
Corporate	0.75	1.60
Less intersegment sales	(48.29)	(44.62)
Consolidated sales	$99.01	$95.99
External Sales
USA Operations	$49.88	$50.45
Other foreign	3.02	2.40
Europe (UK)	9.42	9.07
Mexico	3.51	2.48
Asia	18.00	17.12
Canada	8.56	8.26
Latin America	6.62	6.21
Consolidated external sales	$99.01	$95.99
Intersegment Sales
USA Operations	$4.84	$4.34
Other foreign	2.52	1.45
Europe (UK)	-----	0.04
Mexico	1.38	1.39
Asia	38.35	35.51
Canada	0.02	-----
Latin America	0.43	0.29
Corporate	0.75	1.60
Consolidated intersegment sales	$48.29	$$44.62

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended January 31,
	2019	2018
	(in 000’s)	(in 000’s)
Operating Profit (Loss):
USA Operations	$7.02	$10.15
Other foreign	0.26	0.51
Europe (UK)	0.20	0.16
Mexico	0.07	(0.02)
Asia	2.63	3.28
Canada	1.01	1.42
Latin America	0.70	0.61
Corporate	(8.22)	(7.69)
Less intersegment profit	(0.10)	0.06
Consolidated operating profit (loss)	$3.57	$8.48
Depreciation and Amortization Expense:
USA Operations	$0.22	$0.12
Other foreign	0.05	0.03
Europe (UK)	0.01	0.01
Mexico	0.13	0.11
Asia	0.27	0.25
Canada	0.06	0.08
Latin America	0.04	0.04
Corporate	0.22	0.18
Less intersegment	(0.03)	(0.05)
Consolidated depreciation and amortization expense	$0.97	$0.77
Interest Expense:
Other foreign	$-----	$-----
Europe (UK)	0.01	0.01
Canada	-----	0.04
Latin America	0.04	0.01
Corporate	0.08	0.10
Consolidated interest expense	$0.13	$0.16
Income Tax Expense (Benefit):
USA Operations (shown in Corporate)	$-----	$-----
Other foreign	-----	0.06
Europe (UK)	0.03	0.05
Mexico	0.12	-----
Asia	1.04	0.60
Canada	0.23	0.40
Latin America	0.26	0.21
Corporate	0.35	6.58
Less intersegment	(0.01)	$-----
Consolidated income tax expense (benefit)	$2.02	$7.90

	Years Ended January 31,
	2019	2018
	(in 000’s)	(in 000’s)
Total Assets: *
USA Operations	$67.26	$67.02
Other foreign	1.54	1.29
Europe (UK)	4.37	4.63
Mexico	5.00	4.69
Asia	39.52	31.59
Canada	7.47	6.07
Latin America	7.42	12.09
Corporate	25.07	22.27
Less intersegment	(62.93)	(55.12)
Consolidated assets	$94.72	$94.53
Total Assets Less Intersegment:*
USA Operations	$29.76	$33.16
Other foreign	2.85	2.73
Europe (UK)	4.36	4.63
Mexico	5.13	4.84
Asia	20.97	16.97
Canada	6.64	5.27
Latin America	5.27	5.59
Corporate	19.74	21.34
Consolidated assets	$94.72	$94.53
Property and Equipment (excluding asset held for sale at $0.2 million at January 31, 2018):
USA Operations	$2.25	$1.99
Other foreign	0.19	0.16
Europe (UK)	0.01	0.03
Mexico	2.14	1.99
Asia	3.17	1.92
Canada	1.26	1.38
Latin America	0.07	0.11
Corporate	1.62	1.18
Less intersegment	0.07	0.03
Consolidated long-lived assets	$10.78	$8.79
Capital Expenditures:
USA Operations	$0.01	$0.03
Other foreign	0.07	0.14
Europe (UK)	-----	-----
Mexico	0.28	0.06
Asia	1.64	0.12
Canada	0.03	-----
Latin America	-----	-----
Corporate	1.07	0.56
Consolidated capital expenditure	$3.10	$0.91
Goodwill:
USA Operations	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87
Negative assets reflect intersegment amounts eliminated in consolidation

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by certain members of Company management, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Commission’s (SEC) Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of January 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and the CFO, to allow timely decisions regarding required disclosures.

Due to material weaknesses in internal control over financial reporting described below, management concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2019. Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this annual report filed on Form 10-K present, in all material respects, the Company’s financial condition as reported, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (ICOFR), as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process, under the supervision of the CEO and CFO, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management has completed an assessment of the effectiveness of the company’s internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management has concluded controls were not effective due to identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are disclosed below:

(i)
Revenue Recognition. The Company did not design, implement and consistently operate effective process-level and information technology general control (“ITGC”) controls over revenue recognition;

(ii)
Inventory Valuation. The Company did not design, implement and consistently operate effective process-level, ITGC and system development lifecycle controls over the product costing and valuation process to ensure the appropriate valuation of inventory at year-end; and

(iii)
Monitoring Entity Level Controls. The Company did not design, implement and consistently operate effective entity-level monitoring and ITGC controls, including management review controls, over the foreign locations and consolidated entity.

As a result of these material weaknesses, the Company’s management has concluded that, as of January 31, 2019 the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO.

Management communicated the results of its assessment to the Audit Committee of the Board of Directors. The Company’s independent registered public accounting firm, Friedman, LLP, has expressed an adverse opinion on our internal control over financial reporting as of January 31, 2019 in the audit report that appears in Item 8 of this Annual Report on Form 10-K.

Remediation Efforts

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of the Company’s internal control over financial reporting. Management has identified and implemented, and continue to implement, the actions described below to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses. Until the remediation efforts described below, including any additional measures management identifies as necessary, are completed, the material weaknesses described above will continue to exist.

To address the material weakness associated with Revenue Recognition, management has completed, or is in the process of:
■
implementing new operational policies and procedures supporting pricing and sales orders;
■
adding personnel to eliminate segregation of duty deficiencies; and,
■
developing enhancements to the Company’s systems and processes, including data input controls, approval workflows, and review of revenue transactions.

To address the material weakness associated with inventory valuation, management has completed, or is in the process of:
■
evaluating and remediating inventory control design for bill of material changes;
■
evaluating and implementing consistent inventory valuation policies across all subsidiaries;
■
establishing standard costs within the enterprise resource planning system; and,
■
educating control owners concerning the principles and requirements of each control.

To address the material weakness associated with Financial Reporting and Monitoring, management has completed, or is in the process of:
■
developing and documenting thresholds for monitoring controls to enhance precision of review,
■
adding personnel to allow for an additional level of review within the financial reporting and monitoring functions; and,
■
developing policies and procedures to ensure the control documentation supports the operating effectiveness of the control.

Relative to the ITGC component that relates to all three of the material weaknesses, management has completed, or is in the process of:
■
engaging a third-party firm which specializes in outsourced internal audit to assist in the ITGC related remediation efforts;
■
conducting training programs addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change-management over IT systems impacting financial reporting;
■
evaluating and remediating IT control design for key areas such as Change Management and Logical Access, or adding mitigating controls to address risks associated with segregation of duties; and,
■
developing control documentation underlying ITGCs to promote knowledge transfer upon personnel and function changes.

While some of these measures have been completed as of the date of this report, management has not completed and tested all the planned corrective processes, enhancements, procedures and related evaluation that necessary to determine whether the material weaknesses have been fully remediated. Moreover, the corrective actions and controls need to be in operation for a sufficient period of time for management to conclude that the control environment is operating effectively and has been adequately tested by management. Accordingly, the material weaknesses have not been fully remediated as of the date of this report. As the Company continues its evaluation and remediation efforts, management may modify the actions described above or identify and take additional measures to address control deficiencies. Management will continue to assess the effectiveness of the remediation efforts in connection with its ongoing evaluation of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, which were ongoing during the last fiscal quarter ended January 31, 2019, there were no other changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended January 31, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2019, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2019. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2019.

Equity Compensation Plans

The following sets forth information relating to Lakeland’s equity compensation plans as of January 31, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1) (c)
Equity Compensation plans approved by security holders	144,375	$13.77	215,625
Equity compensation plans not approved by security holders	-----	-----	-----
Total	144,375	$13.77	215,625

(1)
The total reflected in column (c) includes shares available for grant as any type of equity award under our 2017 Equity Incentive Plan.

During the fourth quarter of FY19, stock repurchases were as follows:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
11/01/18 – 11/30/18	-----	$-----	-----	$2,500,000
12/19/18 – 12/31/18	29,469	$10.35	29,469	2,200,000
01/02/19 – 01/31/19	76,179	$11.25	76,179	1,300,000
Total	$105,648	$10.99	-----	$1,300,000

PA
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.
(1) Financial Statements - Covered by Report of Independent Registered Public Accounting Firm

(A)
 Consolidated Statements of Operations for the years ended January 31, 2019 and 2018

(B)
Consolidated Statements of Comprehensive Income for the years ended January 31, 2019 and 2018

(C)
Consolidated Balance Sheets at January 31, 2019 and 2018

(D)
Consolidated Statements of Stockholders’ Equity for the years ended January 31, 2019 and 2018

(E)
Consolidated Statements of Cash Flows for the years ended January 31, 2019 and 2018

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

Exhibit No.	Description
10.6 *	Standard Terms & Conditions, dated May 15, 2018, for the debt provided by between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited
10.7
Securities Purchase Agreement, dated October 24, 2014, by and among Lakeland Industries, Inc. and the several purchasers signatory thereto (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed October 24, 2014).

10.8
Warrant to Purchase Common Stock, dated as of October 29, 2014, issued by Lakeland Industries, Inc. to Craig-Hallum Capital Partners LLC (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed October 30, 2014).

10.9
Amendment to Agreement for Purchase of Debts, dated effectively as of December 3, 2014 between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed December 8, 2014).

10.10
Letter Agreement, dated December 5, 2014, between Lakeland Industries, Inc. and HSBC Invoice Finance (UK) Ltd. (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed December 8, 2014).

10.11
Lease Agreement, dated May 15, 2015, between J & L Property Investors, LLC, as Landlord and Lakeland Industries, Inc., as tenant (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc. Form 10-Q for fiscal quarter ended April 30, 2015).

10.12
Lease Agreement, dated February 10, 2016, between Safety Pro, LLC, as lessor and Lakeland Industries, Inc. as lessee (incorporated by reference to Exhibit 10.55 of Lakeland Industries, Inc. Form 10-K filed April 21, 2016).

10.13
Shares Transfer Agreement, dated as of June 19, 2015, by and among Lakeland Industries, Inc., Brasil Industria E Comercio de Roupas E Equipamentos de Protecao Individual Ltda, Zap Comércio de Brindes Corporativos Ltda and Jack Nemer (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed June 25, 2015).

10.14	Employment Agreement, dated July 12, 2018, between Charles D. Roberson and the Company (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 10-Q filed September 10, 2018).

Exhibit No.	Description
10.15
Employment Agreement, dated November 5, 2018, between Lakeland Industries, Inc. and Teri W. Hunt (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 10-Q filed December 17, 2018).

10.16
Employment Agreement, dated April 22, 2017 between Lakeland Industries, Inc. and Daniel Edwards (incorporated by reference to Exhibit 10.26 of Lakeland Industries, Inc.’s Form 10-K for fiscal year ended January 31, 2017).

10.17
Amendment to Agreement for Purchase of Debts, dated effectively as of December 31, 2015 between Lakeland Industries Europe Ltd. and HSBC Invoice Finance (UK) Limited (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed December 8, 2014).

10.18	Loan Agreement dated May 10, 2017, by and between Lakeland Industries, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed May 16, 2017)
10.19
Security Agreement, dated May 10, 2017, by and between Lakeland Industries, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed May 16, 2017)

10.20*	Lease Agreement, dated December 1, 2018, between Tamash S.A., as lessor and Lakeland Argentina S.R.L, as lessee
14.1*	Lakeland Industries, Inc. Code of Ethics, as amended on September 29, 2017
21
Subsidiaries of Lakeland Industries, Inc. (wholly owned) and jurisdictions of incorporation:Lakeland Protective Wear, Inc.Ontario, CanadaLakeland Protective Real EstateOntario, CanadaLaidlaw, Adams & Peck, Inc. and SubsidiaryDelaware    (Weifang Meiyang Protective Products Co., Ltd.)An Qiu City, ShandongWeifang Lakeland Safety Products Co., Ltd.An Qiu City, ShandongLakeland Gloves and Safety Apparel Private Ltd.New Delhi, IndiaLakeland Industries Europe Ltd.Cardiff, UKLakeland (Beijing) Safety Products, Co., Ltd.Beijing & Shanghai ChinaIndustrias Lakeland S.A. de C.V.Zacatecas, MexicoLakeland Chile, LLCSantiago, ChileLakeland Argentina, SRLBuenos Aires, ArgentinaArt Prom, LLCUst-Kamenogorsk, KazakhstanRussIndProtection, Ltd.Moscow, RussiaSpecProtect LimitedSt. Petersburg, RussiaLakeland (Hong Kong) Trading Co., Ltd.Hong KongIndian & Pan Pacific Sales LimitedHong KongLakeland (Vietnam) Industries, Co., LtdNam Dinh, VietnamUruguay Migliara, S.A.Montevideo, Uruguay

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

LAKELAND INDUSTRIES, INC.

Dated: April 16, 2019	By:	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ A. John Kreft	Chairman of the Board	April 16, 2019
A. John Kreft

/s/ Christopher J. Ryan	Chief Executive Officer, President,	April 16, 2019
Christopher J. Ryan	Secretary and Director
(Principal Executive Officer)

/s/ Teri W. Hunt	Chief Financial Officer	April 16, 2019
Teri W. Hunt	(Principal Financial and Accounting Officer)

/s/ Jeffrey Schlarbaum	Director	April 16, 2019
Jeffrey Schlarbaum

/s/ Thomas McAteer	Director	April 16, 2019
Thomas McAteer

/s/ James Jenkins	Director	April 16, 2019
James Jenkins