Form 10-Q
period 2019-04-30
LAKELAND INDUSTRIES INC
filed 2019-06-10
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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

(631) 981-9700
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LAKE	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 7, 2019
Common Stock, $0.01 par value per share	8,013,840 shares

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
●
the implementation of our "Enterprise Resource Planning ("ERP") system had, and may continue to have, an adverse effect on operating results; in this connection, we incurred net losses for the fourth quarter of fiscal 2019 and for the first quarter of fiscal 2020.
●
in the fourth quarter of fiscal 2019, management identified material weaknesses in our control over financial reporting; if we continue to fail maintaining proper and effective internal controls or are unable to remediate material weaknesses in our internal controls, our ability to produce accurate and timely financial statements could be impaired, and investors’ views of us could be harmed.
●
we may be adversely effected by the withdrawal of the United Kingdom from the European Union
●
we deal in countries where corruption is an obstacle;
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
●
the other factors referenced in this Form 10-Q, including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2019 Form 10-K.

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
($000’s except for share and per share information)

	Three Months Ended April 30,
	2019	2018
Net sales	$24,684	$24,344
Cost of goods sold	17,130	14,840
Gross profit	7,554	9,504
Operating expenses	7,869	7,088
Operating profit (loss)	(315)	2,416
Other income (expense), net	(27)	(1)
Interest expense	(34)	(31)
Income (loss) before taxes	(376)	2,384
Income tax expense	89	517
Net income (loss)	$(465)	$1,867
Net income (loss) per common share:
Basic	$(0.06)	$0.23
Diluted	$(0.06)	$0.23
Weighted average common shares outstanding:
Basic	8,013,840	8,116,199
Diluted	8,013,840	8,160,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
($000’s)

	Three Months Ended April 30,
	2019	2018

Net income (loss)	$(465)	$1,867
Other comprehensive loss:
Foreign currency translation adjustments	(69)	(203)
Comprehensive income (loss)	$(534)	$1,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(000’s except for share information)

ASSETS	April 30,	January 31,
	2019	2019
Current assets
Cash and cash equivalents	$14,282	$12,831
Accounts receivable, net of allowance for doubtful accounts of $539 and $434 at April 30, 2019 and January 31, 2019, respectively	15,167	16,477
Inventories	46,761	42,365
Prepaid VAT and other taxes	1,351	1,478
Other current assets	2,558	2,319
Total current assets	80,119	75,470
Property and equipment, net	10,596	10,781
Operating leases right-of-use assets	2,234	-----
Deferred tax assets	7,425	7,267
Prepaid VAT and other taxes	176	176
Other assets	144	158
Goodwill	871	871
Total assets	$101,565	$94,723
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,440	$6,214
Accrued compensation and benefits	1,655	1,137
Other accrued expenses	3,061	2,825
Current maturity of long-term debt	158	158
Current portion of operating lease liabilities	676	-----
Total current liabilities	15,990	10,334
Long-term portion of debt	1,121	1,161
Long-term portion of operating lease liabilities	1,559	-----
Total noncurrent liabilities	2,680	1,161
Total liabilities	18,670	11,495
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	-----	-----
Common stock, $0.01 par; authorized 20,000,000 shares Issued 8,475,929 shares; outstanding 8,013,840 shares at April 30, 2019 and January 31, 2019, respectively	85	85
Treasury stock, at cost; 462,089 shares	(4,517)	(4,517)
Additional paid-in capital	75,813	75,612
Retained earnings	13,835	14,300
Accumulated other comprehensive loss	(2,321)	(2,252)
Total stockholders' equity	82,895	83,228
Total liabilities and stockholders' equity	$101,565	$94,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(000’s except for share information)

	Common Stock		Treasury Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
		($000’s)		($000’s)	($000’s)	($000’s)	($000’s)	($000’s)
Balance, January 31, 2018	8,472,640	$85	(356,441)	$(3,352)	$74,917	$12,841	$(1,651)	$82,840

Net income	-----	-----	-----	-----	-----	1,867	-----	1,867
Other comprehensive loss	-----	-----	-----	-----	-----	-----	(203)	(203)
Stock-based compensation:
Restricted Stock Plan	-----	-----	-----	-----	121	-----	-----	121
Balance, April 30, 2018	8,472,640	$85	(356,441)	$(3,352)	$75,038	$14,708	$(1,854)	$84,625

Balance, January 31, 2019	8,475,929	$85	(462,089)	$(4,517)	$75,612	$14,300	$(2,252)	$83,228
Net loss	-----	-----	-----	-----	-----	(465)	-----	(465)
Other comprehensive loss	-----	-----	-----	-----	-----	-----	(69)	(69)
Stock-based compensation:
Restricted Stock Plan	-----	-----	-----	-----	201	-----	-----	201
Balance, April 30, 2019	8,475,929	$85	(462,089)	$(4,517)	$75,813	$13,835	$(2,321)	$82,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($000)’s

	Three Months Ended April 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(465)	$1,867
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for (recovery of) of doubtful accounts	105	(40)
Deferred income taxes	(158)	188
Depreciation and amortization	383	187
Stock based and restricted stock compensation	201	119
Loss on disposal of property and equipment	-----	5
Non-cash operating lease expense	251	-----
(Increase) decrease in operating assets
Accounts receivable	1,144	(499)
Inventories	(4,414)	(1,580)
Prepaid VAT and other taxes	127	216
Other current assets	(247)	(699)
Increase in operating liabilities
Accounts payable	4,242	1,086
Accrued expenses and other liabilities	596	31
Operating lease liabilities	(251)	-----
Net cash provided by operating activities	1,514	881
Cash flows from investing activities:
Purchases of property and equipment	(168)	(272)
Cash flows from financing activities:
Loan repayments, short-term	-----	(61)
Loan borrowings, short-term	-----	207
Loan repayments, long-term	(40)	(39)
UK borrowings (repayments) under line of credit facility, net	156	(179)
Net cash provided by (used in) financing activities	116	(72)
Effect of exchange rate changes on cash and cash equivalents	(11)	(40)
Net increase in cash and cash equivalents	1,451	497
Cash and cash equivalents at beginning of period	12,831	15,788
Cash and cash equivalents at end of period	$14,282	$16,285

Supplemental disclosure of cash flow information:
Cash paid for interest	$34	$31
Cash paid for taxes	$276	$303

Noncash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$ 2,486	$-----

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

2.
Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the unaudited condensed consolidated financial information required herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended January 31, 2019.

The results of operations for the three month period ended April 30, 2019 are not necessarily indicative of the results to be expected for the full year.

In this Form 10-Q, (a) “FY means fiscal year; thus for example, FY20 refers to the fiscal year ending January 31, 2020, (b) “Q” refers to quarter; thus, for example, Q1 FY20 refers to the first quarter of the fiscal year ending January 31, 2020, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet and (d) “Statement of Operations” refers to unaudited condensed consolidated statement of operations.

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

Accounts Receivable, Net. Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company recognizes losses when information available indicates that it is probable that a receivable has been impaired based on criteria noted below at the date of the unaudited condensed consolidated financial statements, and the amount of the loss can be reasonably estimated. Management considers the following factors when determining the collectability of specific customer accounts: Customer creditworthiness, past transaction history with the customers, current economic industry trends and changes in customer payment terms. Past due balances over 90 days and other less creditworthy accounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Revenue Recognition
Substantially all the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses, and for the month ended April 30, 2019 and 2018, aggregated approximately $0.8 million and $0.6 million, respectively.Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

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

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended April 30, (in millions of dollars)
	2019	2018
External Sales by region:
USA	$12.87	$12.35
Other foreign	0.78	0.84
Europe (UK)	2.39	2.57
Mexico	0.60	1.11
Asia	3.83	3.95
Canada	2.49	2.20
Latin America	1.72	1.32
Consolidated external sales	$24.68	$24.34

	Three Months Ended April 30, (in millions of dollars)
	2019	2018
External Sales by product lines:
Disposables	$12.36	$13.08
Chemical	5.06	4.43
Fire	1.40	1.47
Gloves	0.75	0.79
Hi-Vis	2.12	1.72
Wovens	2.99	2.85
Consolidated external sales	$24.68	$24.34

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

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold. If necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the unaudited condensed consolidated balance sheets. The Company does not have any uncertain tax positions at April 30, 2019 or January 31, 2019.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Pursuant to US GAAP, assets and liabilities of the Company’s foreign operations with functional currencies, other than the US dollar, are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction (loss) gain included in net income (loss) for the three months ended April 30, 2019 and 2018, were approximately $0.1 million and $(0.2) million, respectively.

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

Earnings (loss) Per Share
Basic earnings (loss) per share are based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share are based on the weighted average number of common shares and common stock equivalents. The diluted earnings per share calculation takes into account unvested restricted shares and the shares that may be issued upon exercise of stock options, reduced by shares that may be repurchased with the funds received from the exercise, based on the average price during the fiscal period. Potentially dilutive securities are excluded from the computation of diluted loss per share since their effect would be antidilutive.

Reclassifications
Certain reclassifications have been made to the prior period statement of cash flows as it relates to accounts payable and other accrued expenses to conform to the current period presentation. These reclassifications have no effect on the accompanying unaudited condensed consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

New Accounting Pronouncements Recently Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective on February 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on February 1, 2019 and used the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before February 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. On adoption, the Company recognized additional operating lease liabilities of approximately $2.5 million with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under the prior leasing standard for existing operating leases.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income,” which allows institutions to elect to reclassify the stranded tax effects from AOCI to retained earnings, limited only to amounts in AOCI that are affected by the tax reform law. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within that reporting period. The Company has adopted this guidance, which had no material impact on its unaudited condensed consolidated financial statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which includes provisions, intended to simplify the test for goodwill impairment. The standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this standard to have a significant impact on its financial position and results of operations.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.
Inventories
Inventories consist of the following (in $000s):

	April 30, 2019	January 31, 2019

Raw materials	$18,070	$14,986
Work-in-process	1,694	987
Finished goods	26,997	26,392
	$46,761	$42,365

5.
Leases
We lease real property, equipment and certain automobiles. The Company made the accounting policy election to account for short-term leases as described herein. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

The Company determines if a contract contains a lease at inception. US GAAP requires that the Company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty. All of the Company’s real estate leases are classified as operating leases.

Most of our real estate leases include one or more options to renew, with renewal terms that generally can extend the lease term for an additional four to five years. The exercise of lease renewal options is at the Company’s discretion. The Company evaluates renewal options at lease inception and on an ongoing basis, and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. Lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

Leases recorded on the unaudited condensed consolidated balance sheet consist of the following:

Leases (000’s)	Classification	April 30, 2019

Assets
Operating lease assets	Operating lease right-of-use assets	$2,234

Liabilities
Current
Operating	Current portion of operating lease liabilities	676
Noncurrent
Operating	Long-term portion of operating lease liabilities	1,559
Total Lease Obligations		$2,235

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Lease cost
The components of lease expense are included on the unaudited condensed consolidated statement of operations as follows (in $000's):

	Classification	Three Months Ended April 30, 2019
Operating lease cost	Cost of goods sold	$145
	Operating expenses	$119
Short-term lease cost		$36

Maturity of Lease Liabilities
Maturity of lease liabilities as of April 30, 2019 was as follows (in $000’s):

Year ending January 31,	Operating Leases (a)
Remainder of fiscal year 2020	$675
2021	697
2022	567
2023	486
2024	14
Thereafter	81
Total lease payments	$2,520
Less: Interest	285
Present value of lease liability	$2,235

(a)
Operating leases payments include $257,000 related to options to extend lease terms that are reasonably certain of being exercised.

Weighted-average lease terms and discount rates are as follows:

Weighted-average remaining lease term (years)	April 30, 2019
Operating leases	3.4

Weighted-average discount rate
Operating leases	6.0%

Supplemental cash flow information related to leases for the three months ended April 30, 2019 were as follows
(in 000’s):

Cash paid for amounts included in the measurement of lease liabilities;	Three Months Ended April 30, 2019
Operating cash flows from operating leases	$264
Leased assets obtained in exchange for new operating lease liabilities	$2,486

Disclosures related to periods prior to adoption of ASU 2016-02
The Company adopted ASU 2016-02 using a modified retrospective adoption method at January 1, 2019 as noted in Note 3. "Recent Accounting Pronouncements." As required, the following disclosure is provided for periods prior to adoption. Minimum lease commitments as of January 31, 2019 that have initial or remaining lease terms in excess of one year are as follows:

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Minimum annual rental commitments for the remaining term of the Company’s noncancelable operating leases relating to manufacturing facilities, office space and equipment rentals at January 31, 2019, including lease renewals subsequent to year end, are summarized as follows:

Year ending January 31,

2020	$761,350
2021	446,494
2022	435,310
2023	313,633
2024	8,418
and thereafter	8,944
Total	$1,974,149

6.
Long-Term Debt
Revolving Credit Facility

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

Borrowings under the term loan and the revolving credit facility bear interest at an interest rate determined by reference whether the loan is a base rate loan or Eurodollar loan, with the rate election made by the Company at the time of the borrowing or at any time the Company elects pursuant to the terms of the Loan Agreement. The term loan is payable in equal monthly principal installments of $13,125 each, beginning on June 1, 2017, and on the first day of each succeeding month, with a final payment of the remaining principal and interest on May 10, 2020 (subject to earlier termination as provided in the Loan Agreement). For that portion of the term loan that consists of Eurodollar loans, the term loan shall bear interest at the LIBOR Market Index Rate (“LIBOR”) plus 2.0% per annum, and for that portion of the term loan that consists of base rate loans, the term loan shall bear interest at the base rate then in effect plus 1.0% per annum. All principal and unpaid accrued interest under the revolving credit facility shall be due and payable on the maturity date of the revolver. For that portion of the revolver loan that consists of Eurodollar loans, the revolver shall bear interest at LIBOR plus a margin rate of 1.75% per annum for the first six months and thereafter between 1.5% and 2.0%, depending on the Company’s “availability calculation” (as defined in the Loan Agreement) and, for that portion of the revolver that consists of base rate loans, the revolver shall bear interest at the base rate then in effect plus a margin rate of 0.75% per annum for the first six months and thereafter between 0.50% and 1.0%, depending on the availability calculation. As of the closing, the Company elected all borrowings under the Loan Agreement to accrue interest at LIBOR which, as of that date, was 0.99500%. As such, the initial rate of interest for the revolver was 2.745% per annum and the initial rate of interest for the term loan was 2.995% per annum. The Loan Agreement provides for payment of an unused line fee of between 0.25% and 0.50%, depending on the amount by which the revolving credit loan commitment exceeds the amount of the revolving credit loans outstanding (including letters of credit), which shall be payable monthly in arrears on the average daily unused portion of the revolver. There was a $0 balance on the revolver at April 30, 2019.

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

As of April 30, 2019, the Company had $0 outstanding on the letter of credit sub-facility and $1,3 million outstanding on the term loan. As of April 30, 2019, the Company was out of compliance with the “fixed charge coverage ratio” and received a waiver (the “Waiver”) of such non-compliance from the Lender on June 7, 2019. Pursuant to the Waiver, compliance with the “fixed charge coverage ratio” will also be waived for the fiscal quarters ending July 31, 2019 and October 31, 2019 and testing of the “fixed charge coverage ratio” will commence again for the fiscal quarter ending January 31, 2020. Pursuant to the Waiver, the Company has agreed to maintain “Availability” (as defined in the Loan Agreement) of at least $10,000,000 for the period from May 31, 2019 through December 31, 2019.

In connection with the Loan Agreement, the Company entered into a security agreement, dated May 10, 2017, with Lender pursuant to which the Company granted to Lender a first priority perfected security interest in substantially all real and personal property of the Company.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Borrowings in UK
On December 31, 2014, the Company and Lakeland Industries Europe, Ltd, (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with HSBC Bank to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million, based on exchange rates at time of closing) to £1,500,000 (approximately USD $2.3 million, based on exchange rates at time of closing), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million, based on exchange rates at time of closing) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. On December 31, 2016, Lakeland UK entered into an extension of the maturity date of its existing facility with HSBC Invoice Finance (UK) Ltd. to December 19, 2017. Other than the extension of the maturity date and a small reduction of the service charge from 0.9% to 0.85%, all other terms of the facility remained the same. On September 4, 2017 the facility was amended to include Algeria as an approved country. On December 4, 2017 the facility was extended to March 31, 2018 for the next review period and, as of March 9, 2019 the facility was extended to mature on March 31, 2020 with no additional changes to the terms. The balance under this loan outstanding at April 30, 2019 and January 31, 2019 was USD $0.2 million and USD $0.0 million, respectively, and is included in other accrued expenses on the accompanying unaudited condensed consolidated balance sheets. The amount of $0.4 million due from HSBC as of January 31, 2019 is included in Other Current Assets on the accompanying unaudited condensed consolidated balance sheet.

Argentina Loan
In April 2015, Lakeland Argentina S.R.L. (“Lakeland Argentina”), the Company’s Argentina subsidiary was granted a $300,000 line of credit denominated in Argentine pesos, pursuant to a standby letter of credit granted by the parent company.

The following loans were made under the $300,000 facility stated above:

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

Below is a table to summarize the debt amounts above (in 000’s):

	Short-Term		Long-term		Current Maturity of Long-term
	April 30,	January 31,	April 30,	January 31,	April 30,	January 31,
	2019	2019	2019	2019	2019	2019

USA	$-----	$-----	$1,121	$1,161	$158	$158
UK	160	-----	-----	-----	-----	-----
Totals	$160	$-----	$1,121	$1,161	$158	$158

Five-year Debt Payout Schedule
This schedule reflects the liabilities as of April 30, 2019, and does not reflect any subsequent event (in 000’s):

	Total	1 Year or less	2 Years	3 Years	4 Years	5 Years	After 5 Years

Borrowings in USA	$1,279	$158	$1,121	$-----	$-----	$-----	$-----
Borrowing in the UK	160	160	-----	-----	-----	-----	-----
Total	$1,439	$318	$1,121	$-----	$-----	$-----	$-----

7.
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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC (UK); Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, and JSC Bank Centercredit in Kazakhstan. The Company monitors its financial depositories by their credit rating which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There is approximately $2.8 million total included in the US bank accounts and approximately $11.5 million total in foreign bank accounts as of April 30, 2019.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Major Customer
No customer accounted for more than 10% of net sales during the three month periods ended April 30, 2019 and 2018.

Major Supplier
No supplier accounted for more than 10% of purchases during the three month periods ended April 30, 2019 and 2018.

8.
Stockholders’ Equity
The 2017 Stock Plan

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

Of the total number of shares awarded at Maximum, there are an aggregate of 112,995 shares underlying restricted stock awards and in addition in the 2017 Plan there are 6,376 shares underlying awards of stock appreciation rights with a base price of $13.80 per share. These stock appreciation rights are classified as liability awards and are remeasured at fair value each reporting period until the award is settled. As of April 30, 2019, and January 31, 2019 the Company has recorded a liability in the amount of $25,438, and $25,559, respectively related to these stock appreciation rights.

The actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a full three fiscal year performance period commencing on February 1, 2017 and ending on January 31, 2020 in the case of the 2017 grants, and commencing on February 1, 2018 and ending on January 31, 2021 in the case of the 2018 grants, based on the level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) achieved by the Company over this period. The EBITDA targets have been set for each of the Minimum, Target, Maximum and Cap levels, at higher amounts for each of the higher levels. The actual EBITDA amount achieved is determined by the Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence, which items may include, without limitation, the charges or costs associated with restructurings of the Company or any subsidiary, discontinued operations, and the cumulative effects of accounting changes.

Under the 2017 Plan, as described above, the Company awarded performance-based restricted stock and stock appreciation rights to eligible employees and directors. Such awards were at either Minimum, Target, Maximum or Cap levels, based on three year EBITDA targets.
The Company recognizes expense related to performance-based restricted share awards over the requisite performance period using the straight-line attribution method based on the most probable outcome (Minimum, Target, Maximum, Cap or Zero) at the end of the performance period and the price of the Company’s common stock price at the date of grant. The Company is recognizing expense related to awards under the 2017 Plan at Maximum, including SARS.

As of April 30, 2019, unrecognized stock-based compensation expense totaled $795,641 pursuant to the 2017 Plan based on the maximum performance award level. Such unrecognized stock-based compensation expense totaled $425,767 for the 2017 Plan at the minimum performance award level. The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years for the 2017 Plan.

The Company recognized total stock-based compensation costs, which are reflected in operating expenses:

	Three Months Ended
	April 30,
	2019	2018
2017 Plan	$201,829	$121,153
Stock appreciation rights (2017 Plan)	(121)	(1,913)
Total stock-based compensation	$201,708	$119,240

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Shares issued under 2017 Stock Plan	Outstanding Unvested Grants at Maximum at Beginning of FY20	Granted during FY20	Becoming Vested during FY20	Forfeited during FY20	Outstanding Unvested Grants at Maximum at End of April 30, 2019
Restricted stock grants – employees	84,126	-----	-----	-----	84,126
Restricted stock grants – non-employee directors	28,829	-----	-----	-----	28,829
Retainer in stock – non-employee directors	25,044	3,341	-----	-----	28,385
Total restricted stock	137,999	3,341	-----	-----	141,340

Weighted average grant date fair value	$13.77	$12.69	$-----	$-----	$13.75

Other Compensation Plans/Programs
Pursuant to the Company’s restrictive stock program, all directors are eligible to elect to receive any director fees in shares of restricted stock in lieu of cash. Such restricted shares are subject to a two-year vesting period. The valuation is based on the stock price at the grant date and is amortized to expense over the two-year period, which approximates the performance period. Since the director is giving up cash for unvested shares, and is subject to a vesting requirement, the amount of shares awarded is 133% of the cash amount based on the grant date stock price. As of April 30, 2019, unrecognized stock-based compensation expense related to these restricted stock awards totaled $55,920 for the 2017 Plan. The cost of these non-vested awards is expected to be recognized over a two-year weighted-average period. In addition, as of April 30, 2019, the Company granted awards for up to an aggregate of 28,385 shares for the 2017 Plan.

Stock Repurchase Program
On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. The Company has repurchased 105,648 shares of stock under this program as of the date of this filing which amounted to $1,164,915, inclusive of commissions. No shares were repurchased during the three month period ended April 30, 2019.

Warrant
In October 2014, the Company issued a five-year warrant that is immediately exercisable to purchase up to 55,500 shares of the Company’s common stock at an exercise price of $11.00 per share. As of April 30, 2019 and January 31, 2019, the warrant to purchase up to 55,500 shares remains outstanding.

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

9.
Income Taxes
Change in Valuation Allowance
The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. The valuation allowance was $1.3 million at April 30, 2019 and January 31, 2019. The valuation allowance stayed the same for the three months ended April 30, 2019 and 2018, respectively.

Income Tax Expense
Income tax expenses consist of federal, state and foreign income taxes. The statutory rate is the US rate. Reconciling items to the effective rate are foreign income subject to US tax, tax deductions for restricted stock vesting, company borrowing structures, and other permanent tax differences.

Tax Reform
On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law.  The 2017 Tax Cuts and Jobs Act (the Tax Act) reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018. The Tax Act requires us to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our US deferred tax assets as well as reassessing the net realizability of our deferred tax assets.  The Company completed this re-measurement and reassessment in FY18. While the Tax Act provides for a modified territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The proposed regulations were not finalized as of January 31, 2019 and, as of this reporting date, remain in the proposal stage. Due to this uncertainty, it is difficult to predict the future impact, however, the Company does expect that the GILTI income inclusion will result in significant U.S. tax expense beginning in FY19. Re-measurement and reassessment of the GILTI tax as it is currently written resulted in a charge to tax expense of $0.1 million in the first quarter of FY20. The Company intends to account for the GILTI tax in the period in which it is incurred. Though this non-cash expense had a materially negative impact on FY19 earnings, the Tax Act also changes the taxation of foreign earnings, and companies generally will not be subject to United States federal income taxes upon the receipt of dividends from foreign subsidiaries.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The BEAT provisions in the Tax Act pertain to companies with average annual gross receipts of $500 million for the prior 3-year period and eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. Based on current guidelines the Company does not expect the BEAT provision to have an impact on U.S. tax expense

10.
Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share at April 30, 2019 and 2018 as follows:

	Three Months Ended April 30,
	(in $000s except share and per share information)
	2019	2018
Numerator:
Net income (loss)	$(465)	$1,867
Denominator:
Denominator for basic earnings (loss) per share (weighted-average shares which reflect shares in the treasury, 462,089 and 356,441 for April 30, 2019 and 2018, respectively)	8,013,840	8,116,199
Effect of dilutive securities from restricted stock plan and from dilutive effect of warrants	-----	44,181
Denominator for diluted earnings (loss) per share (adjusted weighted average shares)	8,013,840	8,160,380
Basic earnings (loss) per share	$(0.06)	$0.23
Diluted earnings (loss) per share	$(0.06)	$0.23
Warrants and restricted stock awards excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.	196,340	-----

11.
Contingencies

Labor and other contingencies in Brazil
As disclosed in our periodic filings with the SEC, we agreed to make certain payments in connection with ongoing labor litigation involving our former Brazilian subsidiary (“Lakeland Brazil”). While the vast majority of these labor suits have been resolved, there are labor cases that remain active, including a civil case filed by a former officer of our former Brazilian subsidiary, in which Lakeland was named as a co-defendant.

The first case was initially filed in 2010 claiming USD $100,000 owed to plaintiff. This case is on its final appeal to the Brazilian Superior Labor Court, having already been ruled upon in favor of Lakeland more than once. Management firmly believes that Lakeland will continue to prevail in this case.

A second case filed against Lakeland by a former officer of Lakeland Brazil, was filed in Labor court in 2014 claiming Lakeland owed USD $300,000. The Labor court ruled that the claimant’s case was outside of the scope of The Labor court and the case was dismissed. The claimant is appealing within The Labor court system.

A third case filed by a former Lakeland Brazil manager in 2014 was ruled upon in Labor court and awarded the claimant USD $100,000. Both the claimant and Lakeland Brazil have appealed this decision. Labor Court of Appeal recently ruled in favor of Lakeland Brazil to determine the annulment of the first and previous decision.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In the fourth case a former officer of our former Brazilian subsidiary filed a claim seeking approximately USD $700,000 that he alleges is due to him against an unpaid promissory note. Lakeland has not been served with process and no decision on the merits has been issued in this case yet. Management firmly believes these claims to be without any merit and does not anticipate a negative outcome resulting in significant expense to us.

Lakeland Brazil may face new labor lawsuits in the short term as a result of the shutdown of its operations in March 2019. The Company has no obligation under the 2015 Shares Transfer Agreement (pursuant to which Agreement, the Company eliminated its interest in Lakeland Brazil) to make any additional payments in connection with these potential new labor lawsuits. The Company also understands that under the labor laws of Brazil, a parent company may be held liable for the labor liabilities of a former Brazilian subsidiary in the case of fraud, misconduct, or under various theories.

Although the Company would have the right of adversary system, full defense and due process in case of a potential litigation, there can be no assurance as to the findings of the courts of Brazil.

There are additional cases in Labor and Civil courts against Lakeland Brazil in which Lakeland is not a party, and other outstanding monetary allegations of Lakeland Brazil.

In FY19, the Company recorded an accrual of $1.2 million for professional fees and litigation reserves associated with labor claims in Brazil. The accrual on the balance sheet at April 30, 2019 and January 31, 2019 is $1.1 million and $1.2 million, respectively.

General litigation contingencies:
The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of April 30, 2019, to the best of the Company’s knowledge, there were no outstanding claims or litigation, except for the labor contingencies in Brazil described above.

12.
Segment Reporting
	Three Months Ended April 30,
	2019		2018

Domestic	$12.87	52.12%	$12.35	50.75%
International	11.81	47.88%	11.99	49.25%
Total	$24.68	100.00%	$24.34	100.00%

Domestic and international sales from continuing operations are as follows in millions of dollars:

The Company manages its operations by evaluating each of its geographic locations. The US operations include a facility in Alabama (primarily the distribution to customers of the bulk of our products and the light manufacturing of our chemical, wovens, reflective, and fire products). The Company also maintains one manufacturing company in China (primarily disposable and chemical suit production), a manufacturing facility in Mexico (primarily disposable, reflective, fire and chemical suit production), a manufacturing facility in Vietnam (primarily disposable products), a manufacturing facility in Argentina and a small manufacturing facility in India. The China facilities produce the majority of the Company’s products and China generates a significant portion of the Company’s international revenues. The Company evaluates the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. The Company maintains sales forces in the USA, Canada, Mexico, Europe, Latin America, India, Russia, Kazakhstan, Uruguay and China, which sell and distribute products shipped from the United States, China, Mexico, India or Vietnam.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below represents information about reported segments for the years noted therein:

	Three Months Ended April 30, (in millions of dollars)
	2019	2018
Net Sales:
USA	$13.90	$13.31
Other foreign	1.36	1.49
Europe (UK)	2.39	2.57
Mexico	0.90	1.47
Asia	13.18	13.83
Canada	2.50	2.21
Latin America	1.74	1.42
Corporate	-----	0.36
Less intersegment sales	(11.29)	(12.32)
Consolidated sales	$24.68	$24.34
External Sales:
USA	$12.87	$12.35
Other foreign	0.78	0.84
Europe (UK)	2.39	2.57
Mexico	0.60	1.11
Asia	3.83	3.95
Canada	2.49	2.19
Latin America	1.72	1.33
Consolidated external sales	$24.68	$24.34
Intersegment Sales:
USA	$1.03	$0.96
Other foreign	0.58	0.65
Mexico	0.30	0.36
Asia	9.35	9.88
Canada	0.01	0.02
Latin America	0.02	0.09
Corporate	-----	0.36
Consolidated intersegment sales	$11.29	$12.32

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended April 30, (in millions of dollars)
	2019	2018
Operating Profit (Loss):
USA	$0.82	$2.63
Other foreign	0.14	0.06
Europe (UK)	0.01	0.09
Mexico	(0.18)	0.13
Asia	0.23	0.58
Canada	0.25	0.37
Latin America	0.24	0.14
Corporate	(1.94)	(1.79)
Less intersegment profit	0.11	0.21
Consolidated operating profit (loss)	$(0.32)	$2.42
Depreciation and Amortization Expense:
USA	$0.13	$0.03
Other foreign	(0.01)	0.01
Europe (UK)	-----	-----
Mexico	0.04	0.03
Asia	0.14	0.05
Canada	-----	0.02
Latin America	0.01	0.01
Corporate	0.08	0.05
Less intersegment	(0.01)	(0.01)
Consolidated depreciation & amortization expense	$0.38	$0.19
Interest Expense:
Latin America	$0.02	$0.02
Corporate	0.01	0.01
Consolidated interest expense	$0.03	$0.03
Income Tax Expense:
Europe (UK)	$-----	$0.02
Asia	0.15	0.16
Canada	0.04	0.08
Latin America	0.01	0.01
Corporate	(0.13)	0.19
Less intersegment	0.02	0.06
Consolidated income tax expense	$0.09	$0.52
Capital Expenditures:
USA (including Corporate)	$0.07	$(0.03)
Other foreign	-----	0.04
Mexico	0.06	0.08
Asia	0.04	0.18
Consolidated capital expenditure	$0.17	$0.27

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	April 30, 2019 (in millions of dollars)	January 31, 2019 (in millions of dollars)
Total Assets: *
USA Operations	$68.71	$67.26
Other foreign	1.68	1.54
Europe (UK)	4.49	4.37
Mexico	4.99	5.00
Asia	41.09	39.52
Canada	7.20	7.47
Latin America	7.12	7.42
Corporate	24.02	25.07
Less intersegment	(57.73)	(62.93)
Consolidated assets	$101.57	$94.72
Total Assets Less Intersegment:*
USA Operations	$31.04	$29.76
Other foreign	3.13	2.85
Europe (UK)	4.49	4.36
Mexico	4.95	5.13
Asia	26.49	20.97
Canada	6.38	6.64
Latin America	5.35	5.27
Corporate	19.74	19.74
Consolidated assets	$101.57	$94.72
Property and Equipment
USA (including Corporate)	$3.74	$3.87
Other foreign	0.20	0.19
Europe (UK)	0.01	0.01
Mexico	2.15	2.14
Asia	3.10	3.17
Canada	1.26	1.26
Latin America	0.06	0.07
Less intersegment	0.07	0.07
Consolidated long-lived assets	$10.59	$10.78
Goodwill:
USA Operations	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87
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

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. More recently we have initiated startup manufacturing operations in Vietnam and India to offset increasing manufacturing costs in China. Our China operations will continue operations primarily manufacturing for the Chinese market and other markets where duty advantages exist. Manufacturing expansion is not only necessary to control rising costs, it is also necessary for Lakeland to achieve its growth objectives. Our net sales attributable to customers outside the United States were $11.8 million and $12.0 million for the three months ended April 30, 2019 and 2018, respectively.

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

Revenue Recognition. Substantially all of the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses. For the three months ended April 30, 2019 and 2018 shipping and hadling costs aggregated approximately $0.8 million and $0.6 million, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

The transaction price includes estimates of variable consideration related to rebates, allowances, and discounts that are reductions in revenue. All estimates are based on the Company's historical experience, anticipated performance, and the Company's best judgment at the time the estimate is made. Estimates for variable consideration are reassessed each reporting period and are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur upon resolution of uncertainty associated with the variable consideration. All the Company’s contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as quantity time’s price per unit.

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

	Three Months Ended April 30, (in millions of dollars)
	2019	2018
External Sales by geographic region:
USA	$12.87	$12.35
Other foreign	0.78	0.84
Europe (UK)	2.39	2.57
Mexico	0.60	1.11
Asia	3.83	3.95
Canada	2.49	2.20
Latin America	1.72	1.32
Consolidated external sales	$24.68	$24.34

	Three Months Ended April 30, (in millions of dollars)
	2019	2018
External Sales by product lines:
Disposables	$12.36	$13.08
Chemical	5.06	4.43
Fire	1.40	1.47
Gloves	0.75	0.79
Hi-Vis	2.12	1.72
Wovens	2.99	2.85
Consolidated external sales	$24.68	$24.34

Accounts Receivable, Net. Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company recognizes losses when information available indicates that it is probable that a receivable has been impaired based on criteria noted below at the date of the unaudited condensed consolidated financial statements, and the amount of the loss can be reasonably estimated. Management considers the following factors when determining the collectability of specific customer accounts: Customer creditworthiness, past transaction history with the customers, current economic industry trends and changes in customer payment terms. Past due balances over 90 days and other less creditworthy accounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold. If necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the unaudited condensed consolidated balance sheets. The Company does not have any uncertain tax positions at April 30, 2019 or January 31, 2019.

Foreign Operations and Foreign Currency Translation. The Company maintains manufacturing operations in the People’s Republic of China, Mexico, Vietnam, India, and Argentina and can access independent contractors in China, Vietnam, Argentina, and Mexico. It also maintains sales and distribution entities located in China, Canada, the U.K., Chile, Argentina, Russia, Kazakhstan, India, Mexico, Uruguay and Vietnam. The Company is vulnerable to currency risks in these countries. The functional currency for the United Kingdom subsidiary is the Euro; the trading company in China, the RMB; and the Russian operation, the Russian Ruble, and the Kazakhstan operation the Kazakhstan Tenge. All other operations have the US dollar as its functional currency.

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

Significant Balance Sheet Fluctuation April 30, 2019, As Compared to January 31, 2019

Balance Sheet Accounts. Cash increased by $1.5 million and inventory increased $4.4 million in the three months ended April 30, 2019. The inventory increase was due primarily to increased raw materials and work-in-process ("WIP") necessary to continue scale up of our Vietnam operation; raw materials and WIP to catch up on remaining Gloves, Fire, and HiVis orders delayed due to ERP installation, and raw materials and WIP required to ramp up product of our new, high value utilities product line at a major distributor.

Three Months ended April 30, 2019, As Compared to the Three Months Ended April 30, 2018

Net Sales. Net sales increased to $24.7 million for the three months ended April 30, 2019 compared to $24.3 million for the three months ended April 30, 2018, an increase of 1.4%. Sales in the US were up $0.5 million or 4.1% primarily due to improved customer deliveries enabling us to reduce high order backlogs at the end of Q4.  Sales in China and to the Asia Pacific Rim decreased $0.1 million or 3% due to a decision by a significant customer to exit the China chemical protective clothing market. Canada sales increased by $0.3 million or 14.2% largely due to a strong spring turnaround season at refineries. UK sales decreased to $2.4 million or 7.0% due to the combined effect of countering new, aggressive pricing strategies from two of our major competitors and currency valuations. Combined Russia and Kazakhstan sales decreased $0.03 million or 5.5% on general economic weakness within the region. Latin America sales increased $0.4 million or 29.3% after winning several bids for flame resistant (FR) garments with several local companies and utilities in Argentina.

Gross Profit. Gross profit decreased $2.0 million, or 20.5%, to $7.6 million for the three months ended April 30, 2019, from $9.5 million for the three months ended April 30, 2018. Gross profit as a percentage of net sales decreased to 30.6% for the three-month period ended April 30, 2019, from 39.0% for the three months ended April 30, 2018. Major factors driving gross margins were:

●
USA gross margins decreased 10 percentage points largely due to increased freight costs, elevated payroll expenses, overtime & additional labor, necessary to cut lead times due to enterprise resource planning (“ERP”) system related planning and delivery issues and manufacturing costs in Vietnam (temporary, start-up labor inefficiencies). Many of these problems with the ERP system have been resolved, but the effect of resolution is not immediate due to our manufacturing lead-times and near-term capacity limitations. Accordinly, our gross profit and operating income will continue to be adversely effected in the short term, in increasingly lesser degrees.

●
UK gross margin decreased 2 percentage points as a result of two large competitors’ new aggressive pricing strategies, which necessitated an inkind response from the Company.

●
Canada gross margin decreased 3 percentage points due to product mix and ERP related delivery issues on products purchased from the Company’s U.S. FR chemical suits and turnout gear.

●
Mexico gross margin decreased 8 percentage points primarily due a shift in product mix as a result of a customer delaying the announcement of a large bid for FR garments that the Company has previously won.

●
Latin America gross margin decreased 8 percentage points as Chile’s sales were negatively impacted by competitive pricing pressures and Argentina’s economy continues to struggle making the sales environment highly competitive.

Operating expenses. Operating expenses increased 11.0% from $7.1 million for the three months ended April 30, 2018 to $7.9 million for the three months ended April 30, 2019. Operating expenses as a percentage of net sales was 31.9% for the three months ended April 30, 2019 up from 29.1% for the three months ended April 30, 2018. Operating expenses include additional costs incurred for the continued implementation of the ERP system that have been disclosed in the Gross Profit section above. Other factors contributing to the increase in operating expenses are a $0.2 million increase to bad debt expense, a $0.1 million increase in freight out for expedited shipments to customers, and a $0.2 million increase to equity compensation, officer salaries, and director fees.

Operating Profit (Loss). Operating profit decreased from $2.4 million for the three months ended April 30, 2018 to an operating loss of $0.3 million for the three months ended April 30, 2019, due to the impacts detailed above. Operating margins were (1.3%) for the three months ended April 30, 2019, compared to 9.9% for the three months ended April 30, 2018.

Interest Expense. Interest expense increased slightly to $0.03 million for the three months ended April 30, 2019 from $0.03 million for the three months ended April 30, 2018 as a result of very little borrowings for each quarter

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $0.1 million for the three months ended April 30, 2019, compared to $0.5 million for the three months ended April 30, 2018, due to a reduction in operating profit.

Net Income (Loss).  The Company incurred a net loss of $0.5 million for the three months ended April 30, 2019 compared to net income of $1.9 million for the three months ended April 30, 2018. The results for three months ended April 30, 2019 are primarily due to reduction in gross profit and the increase of operating expenses.

Liquidity and Capital Resources

As of April 30, 2019, we had cash and cash equivalents of approximately $14.3 million and working capital of $64.0 million. Cash and cash equivalents increased $1.5 million and working capital decreased $1.0 million from April 30, 2018. As a result of the new lease standard, working capital decreased by approximately $0.7 million as a result of the recognition of the current portion of the operating lease liability as of April 30, 2019

Of the Company’s total cash and cash equivalents of $14.3 million as of April 30, 2019, cash held in Latin America of $0.4 million, cash held in Russia and Kazakhstan of $0.3 million, cash held in the UK of $0.1 million, cash held in India of $0.2 million and cash held in Canada of $1.5 million would not be subject to additional US tax due to the change in the US tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). In the event the Company repatriated cash from China, of the $8.2 million balance at April 30, 2019 there would be an additional 10% withholding tax incurred in that country. The Company has strategically employed a dividend plan subject to declaration and certain approvals in which its Canadian subsidiary sends dividends to the US in the amount of 100% of the previous year’s earnings, the UK subsidiary sends dividends to the US in the amount of 50% of the previous year’s earnings, and the Weifang China subsidiary sends dividends to the US in declared amounts of the previous year’s earnings. There were no dividends declared in the quarter ended April 30, 2019.

On May 10, 2017, the Company entered into a Loan Agreement (the “Loan Agreement”) with SunTrust Bank (“Lender”). The Loan Agreement provides the Company with a secured (i) 20.0 million revolving credit facility, and (ii) $1,575,000 term loan with the Lender. As of April 30, 2019, the Company had $0 outstanding on the letter of credit sub-facility and $1.3 million outstanding on the term loan. As of April 30, 2019, the Company was out of compliance with the “fixed charge coverage ratio” and received a waiver (the “Waiver”) of such non-compliance from the Lender on June 7, 2019. Pursuant to the Waiver, compliance with the “fixed charge coverage ratio” will also be waived for the fiscal quarters ending July 31, 2019 and October 31, 2019 and testing of the “fixed charge coverage ratio” will commence again for the fiscal quarter ending January 31, 2020. Pursuant to the Waiver, the Company has agreed to maintain “Availability” (as defined in the Loan Agreement) of at least $10,000,000 for the period from May 31, 2019 through December 31, 2019.

Net cash provided by operating activities of $1.5 million for the three months ended April 30, 2019 was primarily due to non-cash expenses of $0.4 million for depreciation and amortization, and an increase in accrued expenses and other liabilities of $0.6 million, a decrease in accounts receivable of $1.1 million offset by a net loss of $0.5 million. Net cash used in investing activities of $0.2 million for the three months ended April 30, 2019 reflects purchases in property and equipment of $0.2 million. Net cash used in financing activities was $0.1 million for the three months ended April 30, 2019 and was due to $0.04 million repayments of long-term debt, offset by $0.2 million of borrowings in the UK.

Stock Repurchase Program. On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. The Company has repurchased 105,648 shares under this program as of the date of this filing. No shares were repurchased during the three months period ended April 30, 2019.

Capital Expenditures. Our capital expenditures in the first quarter of FY20 of $0.2 million principally relate to capital purchases in the year for planned equipment purchases in Mexico, China amd the U.S. We anticipate FY20 capital expenditures to be approximately $2.0 million as we work to fully implement the ERP project currently in process and continue to expand our manufacturing capacity in our Vietnam and India operations.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer, with assistance from other members of management. We have reviewed for the effectiveness of our disclosure controls and procedures as of April 30, 2019 and, based on our evaluation, we have concluded the disclosure controls and procedures were not effective as of that date due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) pf the Exchange Act) that occurred during the first quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, we began implementing a remediation plan to address the material weaknesses mentioned above. The weaknesses will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed prior to the end of fiscal 2020.

PART II. OTHER INFORMATION
Items 1, 1A, 2, 3, 4 and 5 are not applicable

Item 6.
Exhibits:

Exhibits:* Filed herewith
10.1*	Amended Bank Covenant, dated June 7, 2019, by and between Lakeland Industries, Inc. and SunTrust Bank
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Definitions Document
101.DEF	XBRL Taxonomy Extension Labels Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentations Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND INDUSTRIES, INC. (Registrant)

Date: June 10, 2019	/s/ Christopher J. Ryan
Christopher J. Ryan, Chief Executive Officer, President and Secretary (Principal Executive Officer and Authorized Signatory)

Date: June 10, 2019	/s/ Christopher J. Ryan
Christopher J. Ryan, (Principal Financial Officer and Authorized Signatory)