Form 10-Q
period 2019-07-31
LAKELAND INDUSTRIES INC
filed 2019-09-09
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 6, 2019
Common Stock, $0.01 par value per share	8,004,640 shares

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
●
we may be exposed to continuing and other liabilities arising from our former Brazilian operations;
●
the implementation of our "Enterprise Resource Planning ("ERP") system had, and may continue to have, an adverse effect on operating results; in connection, we incurred a net loss for the fourth quarter of fiscal 2019 and increased operating expenses for the first six months of fiscal 2020.
●
in the fourth quarter of fiscal 2019, management identified material weaknesses in our control over financial reporting; if we continue to fail maintaining proper and effective internal controls or are unable to remediate material weaknesses in our internal controls, our ability to produce accurate and timely financial statements could be impaired, and investors’ views of us could be harmed;
●
we have manufacturing and other operations in China which may be adversely effected by tariff wars and other trade maneuvers;
●
We may be adversely effected by the withdrawal of the United Kingdom from the European Union;
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
●
our ability to make payments on our indebtedness and comply with the restrictive covenants therein; and
●
the other factors referenced in this Form 10-Q, including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2019 Form 10-K.

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
($000’s except for share and per share information)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Net sales	$27,472	$25,616	$52,156	$49,960
Cost of goods sold	17,053	16,465	34,183	31,304
Gross profit	10,419	9,151	17,973	18,656
Operating expenses	7,781	7,505	15,650	14,593
Operating profit	2,638	1,646	2,323	4,063
Other income (expense), net	3	30	(24)	29
Interest expense	(38)	(37)	(72)	(68)
Income before taxes	2,603	1,639	2,227	4,024
Income tax expense	1,208	622	1,297	1,139
Net income	$1,395	$1,017	$930	$2,885
Net income per common share:
Basic	$0.17	$0.13	$0.12	$0.36
Diluted	$0.17	$0.12	$0.11	$0.35
Weighted average common shares outstanding:
Basic	8,012,475	8,116,199	8,013,150	8,116,199
Diluted	8,102,342	8,177,135	8,096,227	8,168,758

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
($000’s)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

Net income	$1,395	$1,017	$930	$2,885
Other comprehensive loss:
Foreign currency translation adjustments	(156)	(422)	(225)	(624)
Comprehensive income	$1,239	$595	$705	$2,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(000’s except for share information)

ASSETS	July 31,	January 31,
	2019	2019
Current assets
Cash and cash equivalents	$9,056	$12,831
Accounts receivable, net of allowance for doubtful accounts of $459 and $434 at July 31, 2019 and January 31, 2019, respectively	17,990	16,477
Inventories	49,409	42,365
Prepaid VAT and other taxes	1,123	1,478
Other current assets	2,434	2,319
Total current assets	80,012	75,470
Property and equipment, net	10,565	10,781
Operating leases right-of-use assets	2,670	-----
Deferred tax assets	6,964	7,267
Prepaid VAT and other taxes	176	176
Other assets	127	158
Goodwill	871	871
Total assets	$101,385	$94,723
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,290	$6,214
Accrued compensation and benefits	1,739	1,137
Other accrued expenses	3,547	2,825
Current maturity of long-term debt	158	158
Current portion of operating lease liabilities	506	-----
Borrowings under revolving credit facility	332	-----
Total current liabilities	14,572	10,334
Long-term portion of debt	1,076	1,161
Long-term portion of operating lease liabilities	2,152	-----
Total noncurrent liabilities	3,228	1,161
Total liabilities	17,800	11,495
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	------	-----
Common stock, $0.01 par; authorized 20,000,000 shares issued, 8,475,929; outstanding 8,004,640 and 8,013,840 shares at July 31, 2019 and January 31, 2019, respectively	85	85
Treasury stock, at cost; 471,289 and 462,089 shares at July 31, 2019 and January 31, 2019, respectively	(4,614)	(4,517)
Additional paid-in capital	75,361	75,612
Retained earnings	15,230	14,300
Accumulated other comprehensive loss	(2,477)	(2,252)
Total stockholders' equity	83,585	83,228
Total liabilities and stockholders' equity	$101,385	$94,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(000’s except for share information)

	Common Stock		Treasury Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
		($000’s)		($000’s)	($000’s)	($000’s)	($000’s)	($000’s)
Balance, January 31, 2018	8,472,640	$85	(356,441)	$(3,352)	$74,917	$12,841	$(1,651)	$82,840
Net income	-----	-----	-----	-----	-----	2,885	-----	2,885
Other comprehensive loss	-----	-----	-----	-----	-----	-----	(624)	(624)
Stock-based compensation:
Restricted Stock Plan	-----	-----	-----	-----	304	-----	-----	304
Balance, July 31, 2018	8,472,640	$85	(356,441)	$(3,352)	$75,221	$15,726	$(2,275)	$85,405

Balance, April 30, 2018	8,472,640	$85	(356,441)	$(3,352)	$75,038	$14,709	$(1,854)	$84,626
Net income	-----	-----	-----	-----	-----	1,017	-----	1,017
Other comprehensive loss	-----	-----	-----	-----	-----	-----	(422)	(422)
Stock-based compensation:
Restricted Stock Plan	-----	-----	-----	-----	183	-----	-----	183
Balance, July 31, 2018	8,472,640	$85	(356,441)	$(3,352)	$75,221	$15,726	$(2,276)	$85,404

Balance, January 31, 2019	8,475,929	$85	(462,089)	$(4,517)	$75,612	$14,300	$(2,252)	$83,228
Net income	-----	-----	-----	-----	-----	930	-----	930
Other comprehensive loss	-----	-----	-----	-----	-----	-----	(225)	(225)
Stock-based compensation:
Restricted Stock Plan	-----	-----	-----	-----	(251)	-----	-----	(251)
Treasury stock purchased; inclusive of commissions	-----	-----	(9,200)	(97)	-----	-----	-----	(97)
Balance, July 31, 2019	8,475,929	$85	(471,289)	$(4,614)	$75,361	$15,230	$(2,477)	$83,585
Balance, April 30, 2019	8,475,929	$85	(462,089)	$(4,517)	$75,813	$13,835	$(2,321)	$82,895
Net income	-----	-----	-----	-----	-----	1,395	-----	1,395
Other comprehensive loss	-----	-----	-----	-----	-----	-----	(156)	(156)
Stock-based compensation:
Restricted Stock Plan	-----	-----	-----	-----	(452)	-----	-----	(452)
Treasury stock purchased; inclusive of commissions	-----	-----	(9,200)	(97)	-----	-----	-----	(97)
Balance, July 31, 2019	8,475,929	$85	(471,289)	$(4,614)	$75,361	$15,230	$(2,477)	$83,585

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($000)’s

	Six Months Ended July 31,
	2019	2018
Cash flows from operating activities:
Net income	$930	$2,885
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for of doubtful accounts	25	35
Deferred income taxes	302	304
Depreciation and amortization	836	428
Stock based and restricted stock compensation	(251)	302
Loss on disposal of property and equipment	-----	5
Non-cash operating lease expense	527	-----
(Increase) decrease in operating assets
Accounts receivable	(1,615)	228
Inventories	(7,171)	(3,772)
Prepaid VAT and other taxes	355	(641)
Other current assets	(146)	(809)
Increase in operating liabilities
Accounts payable	2,110	2,144
Accrued expenses and other liabilities	797	(433)
Operating lease liabilities	(527)	-----
Net cash provided by (used in) operating activities	(3,828)	676
Cash flows from investing activities:
Purchases of property and equipment	(585)	(1,220)
Cash flows from financing activities:
Net borrowing under revolving credit facility	332	-----
Loan repayments, short-term	-----	(153)
Loan borrowings, short-term	-----	208
Loan repayments, long-term	(79)	(79)
UK borrowings (repayments) under line of credit facility, net	544	(175)
Purchase of Treasury Stock under stock repurchase program	(97)	-----
Net cash provided by (used in) financing activities	700	(199)
Effect of exchange rate changes on cash and cash equivalents	(62)	(112)
Net decrease in cash and cash equivalents	(3,775)	(855)
Cash and cash equivalents at beginning of period	12,831	15,788
Cash and cash equivalents at end of period	$9,056	$14,933

Supplemental disclosure of cash flow information:
Cash paid for interest	$72	$68
Cash paid for taxes	$931	$806

Noncash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$3,095	$-----

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

The results of operations for the three and six month periods ended July 31, 2019 are not necessarily indicative of the results to be expected for the full year.

In this Form 10-Q, (a) “FY means fiscal year; thus for example, FY20 refers to the fiscal year ending January 31, 2020, (b) “Q” refers to quarter; thus, for example, Q2 FY20 refers to the second quarter of the fiscal year ending January 31, 2020, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet and (d) “Statement of Operations” refers to unaudited condensed consolidated statement of operations.

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

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Inventories
Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or estimated net realizable value.

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

Revenue Recognition
Substantially all the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses, and for the three months ended July 31, 2019 and 2018 aggregated approximately $0.8 million and $0.8 million and $1.6 million and $1.4 million for the six months ended July 31, 2019 and 2018, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

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

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2019	2018	2019	2018
External Sales by region:
USA	$14.44	$13.36	$27.31	$25.71
Other foreign	0.92	0.66	1.68	1.49
Europe (UK)	2.48	2.56	4.87	5.13
Mexico	0.59	0.82	1.20	1.93
Asia	4.04	4.13	7.87	8.08
Canada	2.37	2.10	4.87	4.30
Latin America	2.63	1.99	4.36	3.32
Consolidated external sales	$27.47	$25.62	$52.16	$49.96

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2019	2018	2019	2018
External Sales by product lines:
Disposables	$14.30	$13.11	$26.66	$25.96
Chemical	5.56	4.72	10.62	9.15
Fire	2.43	1.70	3.83	3.36
Gloves	0.84	0.85	1.59	1.65
Hi-Vis	2.62	1.97	5.61	3.64
Wovens	1.72	3.27	3.85	6.20
Consolidated external sales	$27.47	$25.62	$52.16	$49.96

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

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold. If necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the unaudited condensed consolidated balance sheets. The Company does not have any uncertain tax positions at July 31, 2019 or January 31, 2019.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Foreign Operations and Foreign Currency Translation
The Company maintains manufacturing operations in Mexico, India, Argentina, Vietnam and the People’s Republic of China and can access independent contractors in China, Vietnam, Argentina and Mexico. It also maintains sales and distribution entities located in India, Canada, the U.K., Chile, China, Argentina, Russia, Kazakhstan, Uruguay, Australia, and Mexico. The Company is vulnerable to currency risks in these countries. The functional currency for the United Kingdom subsidiary is the Euro; the trading company in China, the RMB; the Russian operation, the Russian Ruble, and the Kazakhstan operation the Kazakhstan Tenge. All other operations have the US dollar as its functional currency.

Pursuant to US GAAP, assets and liabilities of the Company’s foreign operations with functional currencies, other than the US dollar, are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains (losses) included in net income for the three months ended July 31, 2019 and 2018 was approximately $0.1 million and $(0.4) million and for the six months ended July 31, 2019 and 2018 was approximately $0.2 million and $(0.7) million, respectively.

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

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

New Accounting Pronouncements Recently Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective on February 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on February 1, 2019 and used the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before February 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. On adoption, the Company recognized additional operating lease liabilities of approximately $2.7 million with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under the prior leasing standard for existing operating leases.

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

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

4.
Inventories

Inventories consist of the following (in $000s):

	July 31, 2019	January 31, 2019

Raw materials	$17,659	$14,986
Work-in-process	1,576	987
Finished goods	30,174	26,392
	$49,409	$42,365

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

Leases recorded on the unaudited condensed consolidated balance sheet consist of the following:

Leases (000’s)	Classification	July 31, 2019

Assets
Operating lease assets	Operating lease right-of-use assets	$2,670

Liabilities
Current
Operating	Current portion of operating lease liabilities	$506
Noncurrent
Operating	Long-term portion of operating lease liabilities	2,152
Total Lease Obligations		$2,658

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Lease cost
The components of lease expense are included on the unaudited condensed consolidated statement of operations as follows (in 000’s):

	Classification	Three Months Ended July 31, 2019	Six Months Ended July 31, 2019
Operating lease cost	Cost of goods sold	$144	$289
	Operating expenses	$119	$238
Short-term lease cost		$88	$124

Maturity of Lease Liabilities
Maturity of lease liabilities as of July 31, 2019 was as follows (in $000’s):

Year ending January 31,	Operating Leases (a)
Remainder of fiscal year 2020	506
2021	910
2022	752
2023	606
2024	16
Thereafter	173
Total lease payments	2,963
Less: Interest	305
Present value of lease liability	2,658

(a)
Operating leases payments include 257,000 related to options to extend lease terms that are reasonably certain of being exercised and new leases entered into during the quarter.

Weighted-average lease terms and discount rates are as follows:

Weighted-average remaining lease term (years)	July 31, 2019
Operating leases	3.5

Weighted-average discount rate	5.81%
Operating leases

Supplemental cash flow information related to leases for the six months ended July 31, 2019 were as follows
(in 000’s):

Cash paid for amounts included in the measurement of lease liabilities;	Six Months Ended July 31, 2019
Operating cash flows from operating leases	$527
Leased assets obtained in exchange for new operating lease liabilities	$3,095

Disclosures related to periods prior to adoption of ASU 2016-02
The Company adopted ASU 2016-02 using a modified retrospective adoption method at February 1, 2019 as noted in Note 3. "Recent Accounting Pronouncements." As required, the following disclosure is provided for periods prior to adoption. Minimum lease commitments as of January 31, 2019 that have initial or remaining lease terms in excess of one year are as follows:

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

Borrowings under the term loan and the revolving credit facility bear interest at an interest rate determined by reference whether the loan is a base rate loan or Eurodollar loan, with the rate election made by the Company at the time of the borrowing or at any time the Company elects pursuant to the terms of the Loan Agreement. The term loan is payable in equal monthly principal installments of $13,125 each, beginning on June 1, 2017, and on the first day of each succeeding month, with a final payment of the remaining principal and interest on May 10, 2020 (subject to earlier termination as provided in the Loan Agreement). For that portion of the term loan that consists of Eurodollar loans, the term loan shall bear interest at the LIBOR Market Index Rate (“LIBOR”) plus 2.0% per annum, and for that portion of the term loan that consists of base rate loans, the term loan shall bear interest at the base rate then in effect plus 1.0% per annum. All principal and unpaid accrued interest under the revolving credit facility shall be due and payable on the maturity date of the revolver. For that portion of the revolver loan that consists of Eurodollar loans, the revolver shall bear interest at LIBOR plus a margin rate of 1.75% per annum for the first six months and thereafter between 1.5% and 2.0%, depending on the Company’s “availability calculation” (as defined in the Loan Agreement) and, for that portion of the revolver that consists of base rate loans, the revolver shall bear interest at the base rate then in effect plus a margin rate of 0.75% per annum for the first six months and thereafter between 0.50% and 1.0%, depending on the availability calculation. As of the closing, the Company elected all borrowings under the Loan Agreement to accrue interest at LIBOR which, as of that date, was 0.99500%. As such, the initial rate of interest for the revolver was 2.745% per annum and the initial rate of interest for the term loan was 2.995% per annum. At July 31, 2019, the rate of interest on the revolver was 3.9% per annum and the rate of interest on the term loan was 4.4% per annum. The Loan Agreement provides for payment of an unused line fee of between 0.25% and 0.50%, depending on the amount by which the revolving credit loan commitment exceeds the amount of the revolving credit loans outstanding (including letters of credit), which shall be payable monthly in arrears on the average daily unused portion of the revolver.

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

As of July 31, 2019, the Company had $0 outstanding on the letter of credit sub-facility, $0.3 million outstanding under the revolving credit facility, and $1.2 million outstanding on the term loan. On June 7, 2019 the Company received a Waiver for certain compliance provisions in the Loan Agreement. Pursuant to the Waiver, compliance with the “fixed charge coverage ratio” is waived for the fiscal quarters ending April 30, 2019, July 31, 2019 and October 31, 2019 and testing of the “fixed charge coverage ratio” will commence again for the fiscal quarter ending January 31, 2020. Pursuant to the Waiver, the Company has agreed to maintain “Availability” (as defined in the Loan Agreement) of at least $10,000,000 for the period from May 31, 2019 through December 31, 2019.

In connection with the Loan Agreement, the Company entered into a security agreement, dated May 10, 2017, with Lender pursuant to which the Company granted to Lender a first priority perfected security interest in substantially all real and personal property of the Company.

Borrowings in UK
On December 31, 2014, the Company and Lakeland Industries Europe, Ltd, (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with HSBC Bank to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million, based on exchange rates at time of closing) to £1,500,000 (approximately USD $2.3 million, based on exchange rates at time of closing), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million, based on exchange rates at time of closing) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. On December 31, 2016, Lakeland UK entered into an extension of the maturity date of its existing facility with HSBC Invoice Finance (UK) Ltd. to December 19, 2017. Other than the extension of the maturity date and a small reduction of the service charge from 0.9% to 0.85%, all other terms of the facility remained the same. On September 4, 2017 the facility was amended to include Algeria as an approved country. On December 4, 2017 the facility was extended to March 30, 2018 for the next review period and, as of March 9, 2019 the facility was extended to mature on March 30, 2020 with no additional changes to the terms. The balance under this loan outstanding at July 31, 2019 and January 31, 2019 was USD $0.5 million and USD $0.0 million, respectively, and is included in other accrued expenses on the accompanying unaudited condensed consolidated balance sheets. The amount of $0.4 million due from HSBC as of January 31, 2019 is included in Other Current Assets on the accompanying unaudited condensed consolidated balance sheet.

Argentina Loan
In April 2015, Lakeland Argentina S.R.L. (“Lakeland Argentina”), the Company’s Argentina subsidiary, was granted a $300,000 line of credit denominated in Argentine pesos, pursuant to a standby letter of credit granted by the parent company.

The following loans were made under the $300,000 facility stated above:

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On February 26, 2018 Lakeland Argentina and BNA entered into an agreement for Lakeland Argentina to obtain a loan in the amount of ARS $4.3 million (approximately USD $215,000, based on exchange rates at time of closing); such loan is for a term of one year at an interest rate of 32.0% per annum. This agreement was paid in full in January 2019.

Below is a table to summarize the debt amounts above (in 000’s):

	Short-Term		Long-term		Current Maturity of Long-term
	July 31,	January 31,	July 31,	January 31,	July 31,	January 31,
	2019	2019	2019	2019	2019	2019

USA	$332	$-----	$1,076	$1,161	$158	$158
UK	544	-----	-----	-----	-----	-----
Totals	$876	$-----	$1,076	$1,161	$158	$158

Five-year Debt Payout Schedule
This schedule reflects the liabilities as of July 31, 2019, and does not reflect any subsequent event (in 000’s):

	Total	1 Year or less	2 Years	3 Years	4 Years	5 Years	After 5 Years

Borrowings in USA	$1,566	$490	$1,076	$-----	$-----	$-----	$-----
Borrowing in the UK	544	544	-----	-----	-----	-----	-----
Total	$2,110	$1,034	$1,076	$-----	$-----	$-----	$-----

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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC (UK); Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, and JSC Bank Centercredit in Kazakhstan. The Company monitors its financial depositories by their credit rating which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There is approximately $0 million total included in the US bank accounts and approximately $9.1 million total in foreign bank accounts as of July 31, 2019.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Major Customer
No customer accounted for more than 10% of net sales during the three and six month periods ended July 31, 2019 and 2018.

Major Supplier
No supplier accounted for more than 10% of purchases during the three and six month periods ended July 31, 2019 and 2018.

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

	Number of shares awarded total
	Minimum	Target	Maximum	Cap
Employees	35,863	53,796	71,728	86,125
Non-employee Directors	14,414	21,622	28,829	34,595
Total	50,277	75,418	100,557	120,720

	Value at grant date (numbers below are rounded to the nearest $100)
	Minimum	Target	Maximum	Cap
Employees	$497,600	$746,400	$995,200	$1,194,900
Non-employee Directors	200,000	300,000	400,000	480,000
Total	$697,600	$1,046,400	$1,395,200	$1,674,900

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a full three fiscal year performance period commencing on February 1, 2017 and ending on January 31, 2020 in the case of the 2017 grants, and commencing on February 1, 2018 and ending on January 31, 2021, in the case of the 2018 grants, based on the level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) achieved by the Company over this period. The EBITDA targets have been set for each of the Minimum, Target, Maximum and Cap levels, at higher amounts for each of the higher levels. The actual EBITDA amount achieved is determined by the Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence, which items may include, without limitation, the charges or costs associated with restructurings of the Company or any subsidiary, discontinued operations, and the cumulative effects of accounting changes.

Under the 2017 Plan, as described above, the Company awarded performance-based restricted stock and stock appreciation rights to eligible employees and directors. Such awards were at either Minimum, Target, Maximum or Cap levels, based on three year EBITDA targets.

The Company recognizes expense related to performance-based restricted share awards over the requisite performance period using the straight-line attribution method based on the most probable outcome (Minimum, Target, Maximum, Cap or Zero) at the end of the performance period and the price of the Company’s common stock price at the date of grant. The Company is recognizing expense, except as set forth below, related to awards under the 2017 Plan at Maximum, including SARS. As of July 31, 2019, the Company revised its estimate of the 2017 grants that will be earned for the designated performance period.  Based on actual EBITDA achieved by the Company to date, it was deemed improbable that such performance would meet even the Minimum level required for such grants to vest, including SARS.  As a result, stock-based compensation expense has been adjusted to account for the change in estimate.  The total amount of previously recognized stock-based compensation attributable to the 2017 grants that has been reversed is approximately $447,000.

As of July 31, 2019, unrecognized stock-based compensation expense totaled $364,302 pursuant to the 2017 Plan based on the maximum performance award level. Such unrecognized stock-based compensation expense totaled $182,143 for the 2017 Plan at the minimum performance award level. The cost of these non-vested awards is expected to be recognized over a weighted-average period of three years for the 2017 Plan.

The Company recognized total stock-based compensation costs, net of the above change in estimate, which are reflected in operating expenses:

	Three Months Ended		Six Months Ended
	July 31,		July 31
	2019	2018	2019	2018
2017 Plan	$(452)	$183	$(251)	$304
Total stock-based compensation	$(452)	$183	$(251)	$304

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Shares issued under 2017 Stock Plan	Outstanding Unvested Grants at Maximum at Beginning of FY20	Granted during FY20	Becoming Vested during FY20	Forfeited during FY20	Outstanding Unvested Grants at Maximum at End of July 31, 2019
Restricted stock grants – employees	84,126	-----	-----	12,397	71,729
Restricted stock grants – non-employee directors	28,829	-----	-----	-----	28,829
Retainer in stock – non-employee directors	25,044	7,292	-----	-----	32,336
Total restricted stock	137,999	7,292	-----	12,397	132,894

Weighted average grant date fair value	$13.77	$11.63	$-----	$13.87	$13.65

Other Compensation Plans/Programs
Pursuant to the Company’s restrictive stock program, all directors are eligible to elect to receive any director fees in shares of restricted stock in lieu of cash. Such restricted shares are subject to a two-year vesting period. The valuation is based on the stock price at the grant date and is amortized to expense over the two-year period, which approximates the performance period. Since the director is giving up cash for unvested shares, and is subject to a vesting requirement, the amount of shares awarded is 133% of the cash amount based on the grant date stock price. As of July 31, 2019, unrecognized stock-based compensation expense related to these restricted stock awards totaled $54,760 for the 2017 Plan. The cost of these non-vested awards is expected to be recognized over a two-year weighted-average period. In addition, as of July 31, 2019, the Company granted awards for up to an aggregate of 32,336 shares from the 2017 Plan.

Stock Repurchase Program
On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. The Company has repurchased 114,848 shares of stock under this program as of the date of this filing which amounted to $1,261,656, inclusive of commissions. During the three month period ended July 31, 2019 the Company repurchased 9,200 shares which amounted to $96,729, inclusive of commissions. At July 31, 2019, the dollar value of remaining shares that may by repurchased under the share repurchase program was $1,238,344.

Warrant
In October 2014, the Company issued a five-year warrant that is immediately exercisable to purchase up to 55,500 shares of the Company’s common stock at an exercise price of $11.00 per share. As of July 31, 2019 and January 31, 2019, the warrant to purchase up to 55,500 shares remains outstanding.

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

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.
Income Taxes

Change in Valuation Allowance
The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. The valuation allowance was $1.3 million at July 31, 2019 and January 31, 2019. The valuation allowance stayed the same for the three and six months ended July 31, 2019 and 2018, respectively.

Income Tax Expense
Income tax expenses consist of federal, state and foreign income taxes. The statutory rate is the US rate. Reconciling items to the effective rate are foreign income subject to US tax, tax deductions for restricted stock vesting, company borrowing structures, and other permanent tax differences.

Tax Reform
On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law.  The 2017 Tax Cuts and Jobs Act (the Tax Act) reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018. The Tax Act requires us to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our US deferred tax assets as well as reassessing the net realizability of our deferred tax assets.  The Company completed this re-measurement and reassessment in FY18. While the Tax Act provides for a modified territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The proposed regulations which were not finalized as of January 31, 2019. The regulations were finalized as of June 14, 2019. Re-measurement and reassessment of the GILTI tax as it is currently written resulted in a charge to tax expense of $0.2 million and $0.3 million for the three and six months ended July 31, 2019. The Company intends to account for the GILTI tax in the period in which it is incurred. Though this non-cash expense had a materially negative impact on FY19 earnings, the Tax Act also changes the taxation of foreign earnings, and companies generally will not be subject to United States federal income taxes upon the receipt of dividends from foreign subsidiaries.

10.
Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share at July 31, 2019 and 2018 as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	(in $000s except share and per share information)
	2019	2018	2019	2018
Numerator:	$1,395	$1,017	$930	$2,885
Net income
Denominator:
Denominator for basic earnings per share (weighted-average shares which reflect shares in the treasury, 471,289 and 356,441 for July 31, 2019 and 2018, respectively)	8,012,475	8,116,199	8,013,150	8,116,199
Effect of dilutive securities from restricted stock plan and from dilutive effect of warrants	89,867	60,936	83,077	52,559
Denominator for diluted earnings per share (adjusted weighted average shares)	8,102,342	8,177,135	8,096,227	8,168,758
Basic earnings per share	$0.17	$0.13	$0.12	$0.36
Diluted earnings per share
Warrants and restricted stock awards excluded from the computation of diluted earnings per share because the effect of inclusion would have been anti-dilutive.	$0.17	$0.12	$0.11	$0.35

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.
Contingencies

Labor and other contingencies in Brazil
As disclosed in our periodic filings with the SEC, we agreed to make certain payments in connection with ongoing labor litigation involving our former Brazilian subsidiary (“Lakeland Brazil”). While the vast majority of these labor suits have been resolved, there are two (2) labor cases that remain active, and in which Lakeland was named as a co-defendant.

The first case filed against Lakeland by a former officer of Lakeland Brazil, was filed in Labor court in 2014 claiming Lakeland owed USD $300,000. The Labor court ruled that the claimant’s case was outside of the scope of the Labor Court and the case was dismissed. The claimant is appealing within the Labor Court system. We believe that the chances of success are high in favor of Lakeland.

The second case filed by a former Lakeland Brazil manager, in 2014, was ruled upon in Labor Court and awarded the claimant USD $100,000. Lakeland was removed by the cour from the case in February 2017 and no appeals were filed in respect to such removal. Both the claimant and Lakeland Brazil have appealed the award. The Labor Court of Appeal recently ruled in favor of Lakeland Brazil to re-open the case to potentially lower the $100,000 amount.

A former officer of Lakeland Brazil also filed a civil claim seeking approximately USD $700,000 that he alleges is due to him against an unpaid promissory note. While Lakeland may be sought as a party, Lakeland has not been served with process and no decision on the merits has been issued in this case yet. Management firmly believes these claims to be without any merit and does not anticipate a negative outcome resulting in significant expense to us.

Lakeland Brazil may face new labor lawsuits in the short term as a result of the reduction of its operations in our first quarter. In order to mitigate this risk, the management of Lakeland Brazil has been proposing settlement agreements to employees dismissed due to shutdown and to the extent possible seeking confirmation of Labor Courts. The Company has no obligation under the 2015 Shares Transfer Agreement (pursuant to which Agreement, the Company eliminated its interest in Lakeland Brazil) to make any additional payments in connection with these potential new labor lawsuits. The Company also understands that under the labor laws of Brazil, a parent company may be held liable for the labor liabilities of a former Brazilian subsidiary in the case of fraud, misconduct, or under various theories.

Although the Company would have the right of adversary system, full defense and due process in case of a potential litigation, there can be no assurance as to the findings of the courts of Brazil.

There are additional cases in Labor and Civil courts against Lakeland Brazil in which Lakeland is not a party, and other outstanding monetary allegations of Lakeland Brazil.

In FY19, the Company recorded an accrual of $1.2 million for professional fees and litigation reserves associated with labor claims in Brazil. During the three months ending July 31, 2019 the Company recorded an additional accrual in the amount of $0.4 million and paid $1.3 million in professional fees and labor claims. The accrual on the balance sheet at July 31, 2019 and January 31, 2019 is $0.2 million and $1.2 million, respectively.

Officer severance payment
The Company entered into a separation agreement with a former officer effective July 22, 2019 and recorded a severance charge of $260,000 in connection with this arrangement.  The severance amount will be paid through June 5, 2020 pursuant to the terms of the separation agreement.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

General litigation contingencies:
The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of July 31, 2019, to the best of the Company’s knowledge, there were no outstanding claims or litigation, except for the labor contingencies in Brazil described above.

12.
Segment Reporting

	Three Months Ended July 31,				Six Months Ended July 31,
	2019		2018		2019		2018

Domestic	$14.44	52.57%	$13.36	52.16%	$27.31	52.36%	$25.71	51.47%
International	13.03	47.43%	12.26	47.84%	24.85	47.64%	24.25	48.53%
Total	$27.47	100.00%	$25.62	100.00%	$52.16	100.00%	$49.96	100.00%

Domestic and international sales from continuing operations are as follows in millions of dollars:

The Company manages its operations by evaluating each of its geographic locations. The US operations include a facility in Alabama (primarily the distribution to customers of the bulk of our products and the light manufacturing of our chemical, wovens, reflective, and fire products). The Company also maintains one manufacturing company in China (primarily disposable and chemical suit production), a manufacturing facility in Mexico (primarily disposable, reflective, fire and chemical suit production), a manufacturing facility in Vietnam (primarily disposable products), a manufacturing facility in Argentina and a small manufacturing facility in India. The China facilities produce the majority of the Company’s products and China generates a significant portion of the Company’s international revenues. The Company evaluates the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. The Company maintains sales forces in the USA, Canada, Mexico, Europe, Latin America, India, Russia, Kazakhstan, Uruguay, Australia and China, which sell and distribute products shipped from the United States, China, Mexico, India or Vietnam.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below represents information about reported segments for the years noted therein:

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2019	2018	2019	2018
Net Sales:
USA	$15.62	$14.76	$29.51	$28.07
Other foreign	1.81	1.55	3.17	3.04
Europe (UK)	2.48	2.56	4.87	5.13
Mexico	0.96	1.21	1.87	2.68
Asia	17.45	13.75	30.63	27.59
Canada	2.40	2.10	4.90	4.31
Latin America	2.69	2.12	4.44	3.53
Corporate	-----	0.39	-----	0.75
Less intersegment sales	(15.94)	(12.82)	(27.23)	(25.14)
Consolidated sales	$27.47	$25.62	$52.16	$49.96
External Sales:
USA	$14.44	$13.36	$27.31	$25.71
Other foreign	0.92	0.66	1.68	1.49
Europe (UK)	2.48	2.56	4.87	5.13
Mexico	0.59	0.82	1.20	1.93
Asia	4.04	4.13	7.87	8.08
Canada	2.37	2.10	4.87	4.30
Latin America	2.63	1.99	4.36	3.32
Consolidated external sales	$27.47	$25.62	$52.16	$49.96
Intersegment Sales:
USA	$1.18	$1.40	$2.21	$2.36
Other foreign	0.89	0.89	1.47	1.55
Mexico	0.37	0.39	0.67	0.75
Asia	13.41	9.62	22.77	19.51
Canada	0.03	-----	0.03	0.01
Latin America	0.06	0.13	0.08	0.21
Corporate	-----	0.39	-----	0.75
Consolidated intersegment sales	$15.94	$12.82	$27.23	$25.14

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2019	2018	2019	2018
Operating Profit (Loss):
USA	$2.62	$2.15	$3.43	$4.78
Other foreign	0.31	0.14	0.53	0.18
Europe (UK)	(0.05)	0.09	(0.04)	0.18
Mexico	(0.23)	0.08	(0.41)	0.21
Asia	1.59	0.57	1.82	1.15
Canada	0.27	0.06	0.52	0.44
Latin America	0.07	0.22	0.24	0.36
Corporate	(1.93)	(1.56)	(3.87)	(3.35)
Less intersegment profit (loss)	(0.01)	(0.10)	0.10	0.11
Consolidated operating profit (loss)	$2.64	$1.65	$2.32	$4.06
Depreciation and Amortization Expense:
USA	$0.04	$0.03	$0.17	$0.06
Other foreign	0.02	0.01	0.02	0.03
Europe (UK)	-----	-----	0.01	0.01
Mexico	0.04	0.03	0.08	0.06
Asia	0.12	0.10	0.25	0.15
Canada	0.05	0.02	0.05	0.03
Latin America	0.01	0.01	0.02	0.02
Corporate	0.18	0.05	0.25	0.10
Less intersegment	(0.01)	(0.01)	(0.01)	(0.03)
Consolidated depreciation & amortization expense	$0.45	$0.24	$0.84	$0.43
Interest Expense:
Latin America	$0.02	$0.02	$0.03	$0.03
Corporate	0.02	0.02	0.04	0.04
Consolidated interest expense	$0.04	$0.04	$0.07	$0.07
Income Tax Expense:
Europe (UK)	$0.01	$0.02	$0.01	$0.04
Asia	0.36	0.36	0.50	0.51
Canada	0.17	0.07	0.22	0.15
Latin America	0.11	0.04	0.13	0.06
Corporate	0.57	0.15	0.44	0.34
Less intersegment	(0.01)	(0.02)	-----	0.04
Consolidated income tax expense	$1.21	$0.62	$1.30	$1.14
Capital Expenditures:
USA (including Corporate)	$0.26	$0.34	$0.32	$0.31
Other foreign	0.01	0.73	0.01	0.77
Mexico	(0.01)	0.03	0.05	0.11
Asia	0.14	(0.15)	0.19	0.03
Latin America	0.01	-----	0.01	-----
Consolidated capital expenditure	$0.41	$0.95	$0.58	$1.22

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	July 31, 2019 (in millions of dollars)	January 31, 2019 (in millions of dollars)
Total Assets: *
USA Operations	$69.46	$67.26
Other foreign	1.53	1.54
Europe (UK)	5.44	4.37
Mexico	5.13	5.00
Asia	43.38	39.52
Canada	6.11	7.47
Latin America	5.94	7.42
Corporate	20.25	25.07
Less intersegment	(55.85)	(62.93)
Consolidated assets	$101.39	$94.72
Total Assets Less Intersegment:*
USA Operations	$32.33	$29.76
Other foreign	3.45	2.85
Europe (UK)	5.44	4.36
Mexico	5.21	5.13
Asia	23.32	20.97
Canada	6.09	6.64
Latin America	5.97	5.27
Corporate	19.58	19.74
Consolidated assets	$101.39	$94.72
Property and Equipment
USA (including Corporate)	$3.80	$3.87
Other foreign	0.19	0.19
Europe (UK)	0.01	0.01
Mexico	2.12	2.14
Asia	3.12	3.17
Canada	1.20	1.26
Latin America	0.06	0.07
Less intersegment	0.07	0.07
Consolidated long-lived assets	$10.57	$10.78
Goodwill:
USA Operations	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87

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

Overview
We manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a network of over 1,600 global safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, heavy and light industry, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the US Food and Drug Administration. Internationally, we sell to a mixture of end users directly, and to industrial distributors depending on the particular country and market. Sales are made to more than 50 countries, the majority of which were into China, the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India and Southeast Asia.

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. More recently we have initiated startup manufacturing operations in Vietnam and India to offset increasing manufacturing costs in China. This shift in manufacturing, and the redundant manufacturing capability it provides, also serves to insulate the company from the cost implications of bilateral trade disputes. Our China operations will continue operations primarily manufacturing for the Chinese market and other markets where duty advantages exist. Manufacturing expansion is not only necessary to control rising costs, it is also necessary for Lakeland to achieve its growth objectives. Our net sales attributable to customers outside the United States were $13.0 million and $12.3 million for the three months ended July 31, 2019 and 2018 and $24.9 and $24.3 for the six months ended July 31, 2019 and 2018, respectively.

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

Revenue Recognition. Substantially all of the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses for the three months ended July 31, 2019 and 2018 and were approximately $0.8 million and $0.8 million, respectively, and for the six months ended July 31, 2019 and 2018 were approximately $1.6 million and $1.5 million, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

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

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2019	2018	2019	2018
External Sales by geographic region:
USA	$14.44	$13.36	$27.31	$25.71
Other foreign	0.92	0.66	1.68	8.31
Europe (UK)	2.48	2.56	4.87	5.13
Mexico	0.59	0.82	1.20	1.93
Asia	4.04	4.13	7.87	8.08
Canada	2.37	2.10	4.87	0.44
Latin America	2.63	1.99	4.36	0.36
Consolidated external sales	$27.47	$25.62	$52.16	$49.96

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2019	2018	2019	2018
External Sales by product lines:
Disposables	$14.30	$13.11	$26.66	$25.96
Chemical	5.56	4.72	10.62	9.15
Fire	2.43	1.70	3.83	3.36
Gloves	0.84	0.85	1.59	1.65
Hi-Vis	2.62	1.97	5.61	3.64
Wovens	1.72	3.27	3.85	6.20
Consolidated external sales	$27.47	$25.62	$52.16	$49.96

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

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold. If necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the unaudited condensed consolidated balance sheets. The Company does not have any uncertain tax positions at July 31, 2019 or January 31, 2019.

Foreign Operations and Foreign Currency Translation. The Company maintains manufacturing operations in the People’s Republic of China, Mexico, Vietnam, India, and Argentina and can access independent contractors in China, Vietnam, Argentina, and Mexico. It also maintains sales and distribution entities located in China, Canada, the U.K., Chile, Argentina, Russia, Kazakhstan, India, Mexico, Uruguay, Australia, and Vietnam. The Company is vulnerable to currency risks in these countries. The functional currency for the United Kingdom subsidiary is the Euro; the trading company in China, the RMB; and the Russian operation, the Russian Ruble, and the Kazakhstan operation the Kazakhstan Tenge. All other operations have the US dollar as its functional currency.

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

Significant Balance Sheet Fluctuation July 31, 2019, As Compared to January 31, 2019

Balance Sheet Accounts. Cash decreased by $3.8 million, primarily as a result of a net increase in other working capital elements. Accounts receivable increased $1.5 million and inventory increased by $7.0 million in the six months ended July 31, 2019. The increase in accounts receivable was due to the increase in sales for the three months ended July 31, 2019. The increase in inventory was due to the scale up of our Vietnam operations; raw materials and finished goods ("FG") to catch up on remaining Gloves, Fire, and High Visability orders delayed due to our ERP installation and raw materials and FG required to ramp up product of our new, high value utilities product line at a major distributor. Accounts payable, accrued compensation, and other accrued expenses increased $3.4 million due to increased inventory and increased compensation accruals primarily due to timing of pay dates and severance.

Three Months ended July 31, 2019, As Compared to the Three Months Ended July 31, 2018

Net Sales. Net sales increased to $27.5 million for the three months ended July 31, 2019 compared to $25.6 million for the three months ended July 31, 2018, an increase of 7.2%. Sales in the US were up $1.1 million or 8.1% primarily due to improved customer deliveries enabling us to reduce high order backlogs. No other region had a material change during the period.

Gross Profit. Gross profit increased $1.3 million, or 13.9%, to $10.4 million for the three months ended July 31, 2019, from $9.2 million for the three months ended July 31, 2018. Gross profit as a percentage of net sales increased to 37.9% for the three-month period ended July 31, 2019, from 35.7% for the three months ended July 31, 2018. Major factors driving gross margins were:

●
Increased sales of higher margin product lines, primarily diposables, chemical, and fire.

●
Reduction in freight costs due to improved controls over logistics.

●
Improved manufacturing efficiency in Vietnam.

Operating expenses. Operating expenses increased 3.7% from $7.5 million for the three months ended July 31, 2018 to $7.8 million for the three months ended July 31, 2019. Operating expenses as a percentage of net sales was 28.3% for the three months ended July 31, 2019, from 29.3% for the three months ended July 31, 2018. This increase is attributable to increased legal and professional fees, compensation (including severance), and depreciation, offset by decreases in bad debt expenses, and stock-based compensation. Stock-based compensation was reduced primarily due to a reduced number of shares expected to be earned under the performance plan.

Operating Profit. Operating profit increased to $2.6 million for the three months ended July 31, 2019 compared to $1.6 million for the three months ended July 31, 2018, due to the impacts detailed above. Operating margins were 9.6% for the three months ended July 31, 2019, as compared to 6.4% for the three months ended July 31, 2018.

Interest Expense. Interest expense was $0.04 million for the three months ended July 31, 2019, the same as the three months ended July 31, 2018 as a result of very little borrowings during each period.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $1.2 million for the three months ended July 31, 2019, compared to $0.6 million for the three months ended July 31, 2018, due to an increase in operating profit and an increase in the overall effective tax rate due to an increased provision of $0.2 million for the remeasurement and reassessment of the GILTI tax impact.

Net Income.  Net Income was $1.4 million for the three months ended July 31, 2019 compared to net income of $1.0 million for the three months ended July 31, 2018.

Six Months ended July 31, 2019, As Compared to the Six Months Ended July 31, 2018

Net Sales. Net sales increased to $52.2 million for the six months ended July 31, 2019 compared to $50.0 million for the six months ended July 31, 2018, an increase of 4.4%. Sales in the US were up $1.6 million or 6.2% primarily due to improved customer deliveries enabling us to reduce high order backlogs carried over from the fourth quarter of fiscal 2019. No other region had a material change during the period.

Gross Profit. Gross profit decreased $0.7 million, or 3.7%, to $18.0 million for the six months ended July 31, 2019, from $18.7 million for the six months ended July 31, 2018. Gross profit as a percentage of net sales decreased to 34.5% for the six-month period ended July 31, 2019, from 37.3% for the six months ended July 31, 2018. Gross profits for the six months ended July 31, 2019 were adversely effected by inefficiencies in the first three months of the period due to the Company’s recent conversion to an ERP software system. Those inefficiencies resulted in increased freight and labor expenses required to expedite shipments of materials and customer orders. While many of these issues with the system implementation have been resolved and the Company began to realize the resulting benefits in the last part of the period, remediation activities are continuing and we expect such adverse effects to continue lessening, and ultimately yield improved financial performance.

Operating expenses. Operating expenses increased 7.2% to $15.7 million for the six months ended July 31, 2019 from $14.6 million for the six months ended July 31, 2018. Operating expenses as a percentage of net sales was 30.0% for the six months ended July 31, 2019 up from 29.3% for the six months ended July 31, 2018. Operating expenses include additional costs incurred for the continued implementation of the ERP system that have been disclosed in the Gross Profit section above. Other factors contributing to the increase in operating expenses are increases in legal fees, compensation (including severance), and depreciation offset by a decrease in stock-based compensation. Stock-based compensation was reduced primarily due to a reduced number of shares expected to be earned under the performance plan.

Operating Profit . Operating profit decreased to $2.3 million for the six months ended July 31, 2019 from of $4.1 million for the six months ended July 31, 2018, due to the impacts detailed above. Operating margins were 4.5% for the six months ended July 31, 2019, compared to 8.1% for the six months ended July 31, 2018.

Interest Expense. Interest expense was $0.07 million for the six months ended July 31, 2019, the same as the six months ended July 31, 2018 as a result of very little borrowings for each quarter

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $1.3 million for the six months ended July 31, 2019, compared to $1.1 million for the six months ended July 31, 2018. The effective tax rate for the period was increased primarily due to rate differences in foreign tax jurisdictions and an increased provision of $0.3 million due to the remeasurement and reassessment of the GILTI tax impact.

Net Income.  Net income was $0.9 million for the six months ended July 31, 2019 compared to net income of $2.9 million for the six months ended July 31, 2018. The results for six months ended July 31, 2019 are primarily due to reduction in gross profit and the increase of operating expenses.

Liquidity and Capital Resources

As of July 31, 2019, we had cash and cash equivalents of approximately $9.1 million and working capital of $65.6 million. Cash and cash equivalents decreased $5.9 million and working capital decreased $2.9 million from July 31, 2018. As a result of the new lease standard, working capital decreased by approximately $0.5 million as a result of the recognition of the current portion of the operating lease liability as of July 31, 2019

Of the Company’s total cash and cash equivalents of $9.1 million as of July 31, 2019, cash held in Latin America of $1.0 million, cash held in Russia and Kazakhstan of $0.3 million, cash held in the UK of $0.1 million, cash held in India of $0.3 million , cash held in Mexico of $0.5 million, cash held in Vietnam of $0.5 million, and cash held in Canada of $1.2 million would not be subject to additional US tax due to the change in the US tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). In the event the Company repatriated cash from China, of the $5.1 million balance at July 31, 2019 there would be an additional 10% withholding tax incurred in that country. The Company has strategically employed a dividend plan subject to declaration and certain approvals in which its Canadian subsidiary sends dividends to the US in the amount of 100% of the previous year’s earnings, the UK subsidiary sends dividends to the US in the amount of 50% of the previous year’s earnings, and the Weifang China subsidiary sends dividends to the US in declared amounts of the previous year’s earnings. There were no dividends declared in the six months ended July 31, 2019.

On May 10, 2017, the Company entered into a Loan Agreement (the “Loan Agreement”) with SunTrust Bank (“Lender”). The Loan Agreement provides the Company with a secured (i) 20.0 million revolving credit facility, and (ii) $1,575,000 term loan with the Lender. As of July 31, 2019, the Company had $0 outstanding on the letter of credit sub-facility, $0.3 million outstanding under the revolving credit facility, and $1.2 million outstanding on the term loan. On June 7, 2019 the Company received a Waiver for certain compliance provisions in the Loan Agreement. Pursuant to the Waiver, compliance with the “fixed charge coverage ratio” is waived for the fiscal quarters ending April 30, 2019, July 31, 2019 and October 31, 2019 and testing of the “fixed charge coverage ratio” will commence again for the fiscal quarter ending January 31, 2020. Pursuant to the Waiver, the Company has agreed to maintain “Availability” (as defined in the Loan Agreement) of at least $10,000,000 for the period from May 31, 2019 through December 31, 2019. The credit facility matures on May 10, 2020 (subject to earlier termination upon the occurrence of certain events of default as set forth in the Loan Agreement.

Net cash used in operating activities of $3.8 million for the six months ended July 31, 2019 was primarily due to non-cash expenses of $1.6 million, an increase in accounts receivable of $1.6 million, an increase in inventory of $7.2 million offset by an increase in accounts payable and accrued expenses of $2.9 million. Net cash used in investing activities of $0.6 million for the six months ended July 31, 2019 reflects purchases of property and equipment. Net cash provided by financing activities was $0.7 million for the six months ended July 31, 2019 and was primarily due to net borrowings of $0.8 million offset by $0.1 million of Treasury Stock purchases.

Stock Repurchase Program. On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. The Company has repurchased 114,848 shares under this program as of the date of this filing. 9,200 shares were repurchased during the six months period ended July 31, 2019.

Capital Expenditures. Our capital expenditures in the first six months of FY20 of $0.6 million principally relate to planned equipment purchases in Mexico, China and the U.S. We anticipate FY20 capital expenditures to be approximately $2.0 million as we work to fully implement the ERP project currently in process and continue to expand our manufacturing capacity in our Vietnam and India operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principle financial officer, with assistance from other members of management. We have reviewed for the effectiveness of our disclosure controls and procedures as of July 31, 2019 and, based on our evaluation, we have concluded the disclosure controls and procedures were not effective as of that date due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) pf the Exchange Act) that occurred during the second quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, we began implementing a remediation plan to address the material weaknesses mentioned above. The weaknesses will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weaknesses will be completed prior to the end of fiscal 2020.

PART II. OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 are not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Pid per Share (or Unit)	(c) Total Number of Shares (or Units Purchased as Part of Publically Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month 1 (May 2019)	0	0	0	$1,335,073
Month 2 (June 2019)	0	0	0	$1,335,073
Month 3 (July 2019)	9,200	$10.48	9,200	$1,238,344
Total	9,200	$10.48	9,200	$1,238,344

Item 6. Exhibits:

Exhibits:* Filed herewith

10.1*	Form of Stock Option Certificate and Agreement
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Definitions Document
101.DEF	XBRL Taxonomy Extension Labels Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentations Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND INDUSTRIES, INC. (Registrant)

Date: September 9, 2019	By:	/s/ Christopher J. Ryan
Christopher J. Ryan,
Chief Executive Officer, President and Secretary (Principal Executive Officer and Authorized Signatory)

Date: September 9, 2019	By:	/s/ Allen E. Dillard
Allen E. Dillard,
(Principal Financial Officer and Authorized Signatory)