Form 10-Q
period 2019-10-31
LAKELAND INDUSTRIES INC
filed 2019-12-09
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 6, 2019
Common Stock, $0.01 par value per share	8,006,829 shares

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
●
the implementation of our "Enterprise Resource Planning ("ERP") system had, and may continue to have, an adverse effect on operating results; in this connection, we incurred a net loss for the fourth quarter of fiscal 2019 and increased operating expenses for the first nine months of fiscal 2020;
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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
($000’s except for share and per share information)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Net sales	$27,464	$24,009	$79,620	$73,970
Cost of goods sold	18,166	15,691	52,349	46,995
Gross profit	9,298	8,318	27,271	26,975
Operating expenses	7,464	7,305	23,114	21,898
Operating profit	1,834	1,013	4,157	5,077
Other income (expense), net	(9)	7	(33)	36
Interest expense	(26)	(25)	(98)	(93)
Income before taxes	1,799	995	4,026	5,020
Income tax expense	653	494	1,950	1,634
Net income	$1,146	$501	$2,076	$3,386
Net income per common share:
Basic	$0.14	$0.06	$0.26	$0.42
Diluted	$0.14	$0.06	$0.26	$0.41
Weighted average common shares outstanding:
Basic	8,004,640	8,119,488	8,013,383	8,117,307
Diluted	8,035,929	8,186,130	8,044,159	8,174,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
($000’s)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018

Net income	$1,146	$501	$2,076	$3,386
Other comprehensive loss:
Foreign currency translation adjustments	(177)	(235)	(402)	(860)
Comprehensive income	$969	$266	$1,674	$2,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(000’s except for share information)

ASSETS	October 31,	January 31,
	2019	2019
Current assets
Cash and cash equivalents	$9,473	$12,831
Accounts receivable, net of allowance for doubtful accounts of $602 and $434 at October 31, 2019 and January 31, 2019, respectively	17,413	16,477
Inventories	47,797	42,365
Prepaid VAT and other taxes	1,316	1,478
Other current assets	2,622	2,319
Total current assets	78,621	75,470
Property and equipment, net	10,233	10,781
Operating leases right-of-use assets	2,482	-----
Deferred tax assets	6,600	7,267
Prepaid VAT and other taxes	176	176
Other assets	121	158
Goodwill	871	871
Total assets	$99,104	$94,723
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,246	$6,214
Accrued compensation and benefits	1,699	1,137
Other accrued expenses	3,227	2,825
Current maturity of long-term debt	1,194	158
Current portion of operating lease liabilities	254	-----
Total current liabilities	12,620	10,334
Long-term portion of debt	-----	1,161
Long-term portion of operating lease liabilities	2,243	-----
Total noncurrent liabilities	2,243	1,161
Total liabilities	14,863	11,495
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	-----	-----
Common stock, $0.01 par; authorized 20,000,000 shares issued 8,478,118 and 8,475,929; outstanding 8,006,829 and 8,013,840 shares at October 31, 2019 and January 31, 2019, respectively	85	85
Treasury stock, at cost; 471,289 and 462,089 shares at October 31, 2019 and January 31, 2019, respectively	(4,614)	(4,517)
Additional paid-in capital	75,048	75,612
Retained earnings	16,376	14,300
Accumulated other comprehensive loss	(2,654)	(2,252)
Total stockholders' equity	84,241	83,228
Total liabilities and stockholders' equity	$99,104	$94,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(000’s except for share information)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
		($000’s)		($000’s)	($000’s)	($000’s)	($000’s)	($000’s)
Balance, January 31, 2018	8,472,640	$85	(356,441)	$(3,352)	$74,917	$12,841	$(1,651)	$82,840
Net income	-----	-----	-----	-----	-----	3,386	-----	3,386
Other comprehensive loss	-----	-----	-----	-----	-----	-----	(860)	(860)
Stock-based compensation:
Restricted Stock Plan	3,289	-----	-----	-----	467	-----	-----	467
Balance, October 31, 2018	8,475,929	$85	(356,441)	$(3,352)	$75,384	$16,227	$(2,511)	$85,833

Balance, July 31, 2018	8,472,640	$85	(356,441)	$(3,352)	$75,221	$15,726	$(2,275)	$85,405
Net income	-----	-----	-----	-----	-----	501	-----	501
Other comprehensive loss	-----	-----	-----	-----	-----	-----	(236)	(236)
Stock-based compensation:
Restricted Stock Plan	3,289	-----	-----	-----	163	-----	-----	163
Balance, October 31, 2018	8,475,929	$85	(356,441)	$(3,352)	$75,384	$16,227	$(2,511)	$85,833

Balance, January 31, 2019	8,475,929	$85	(462,089)	$(4,517)	$75,612	$14,300	$(2,252)	$83,228
Net income	-----	-----	-----	-----	-----	2,076	-----	2,076
Other comprehensive loss	-----	-----	-----	-----	-----	-----	(402)	(402)
Stock-based compensation:
Restricted Stock Plan	2,189	-----	-----	-----	(559)	-----	-----	(559)
Returned of shares in lieu of payroll tax withholding	-----	-----	-----	-----	(5)	-----	-----	(5)
Treasury stock purchased; inclusive of commissions	-----	-----	(9,200)	(97)	-----	-----	-----	(97)
Balance, October 31, 2019	8,478,118	$85	(471,289)	$(4,614)	$75,048	$16,376	$(2,654)	$84,241
Balance, July 31, 2019	8,475,929	$85	(471,289)	$(4,614)	$75,361	$15,230	$(2,477)	$83,585
Net income	-----	-----	-----	-----	-----	1,146	-----	1,146
Other comprehensive loss	-----	-----	-----	-----	-----	-----	(177)	(177)
Stock-based compensation:
Restricted Stock Plan and stock options	2,189	-----	-----	-----	(308)	-----	-----	(308)
Returned of shares in lieu of payroll tax withholding	-----	-----	-----	-----	(5)	-----	-----	(5)
Balance, October 31, 2019	8,478,118	$85	(471,289)	$(4,614)	$75,048	$16,376	$(2,654)	$84,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($000)’s

	Nine Months Ended October 31,
	2019	2018
Cash flows from operating activities:
Net income	$2,076	$3,386
Adjustments to reconcile net income to net cash used in operating activities
Provision for of doubtful accounts	168	76
Deferred income taxes	667	352
Depreciation and amortization	1,267	642
Stock based and restricted stock compensation	(583)	491
Loss on disposal of property and equipment	(2)	14
Non-cash operating lease expense	797	-----
(Increase) decrease in operating assets
Accounts receivable	(1,257)	(2,655)
Inventories	(5,584)	(4,121)
Prepaid VAT and other taxes	162	148
Other current assets	(355)	(1,284)
Increase (decrease) in operating liabilities
Accounts payable	67	1,019
Accrued expenses and other liabilities	517	265
Operating lease liabilities	(783)	-----
Net cash used in operating activities	(2,843)	(1,667)
Cash flows used in investing activities:
Purchases of property and equipment	(689)	(2,227)
Cash flows from financing activities:
Loan repayments, short-term	(124)	(207)
Loan borrowings, short-term	-----	208
Loan repayments, long-term	-----	(118)
UK borrowings (repayments) under line of credit facility, net	491	(11)
Purchase of Treasury Stock under stock repurchase program	(97)	-----
Shares returned to pay employee taxes under restricted stock program	(5)	-----
Net cash provided by (used in) financing activities	265	(128)
Effect of exchange rate changes on cash and cash equivalents	(91)	(106)
Net decrease in cash and cash equivalents	(3,358)	(4,128)
Cash and cash equivalents at beginning of period	12,831	15,788
Cash and cash equivalents at end of period	$9,473	$11,660

Supplemental disclosure of cash flow information:
Cash paid for interest	$98	$93
Cash paid for taxes	$1,202	$1,326

Noncash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$3,218	$-----

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

The results of operations for the three and nine month periods ended October 31, 2019 are not necessarily indicative of the results to be expected for the full year.

In this Form 10-Q, (a) “FY means fiscal year; thus for example, FY20 refers to the fiscal year ending January 31, 2020, (b) “Q” refers to quarter; thus, for example, Q3 FY20 refers to the third quarter of the fiscal year ending January 31, 2020, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet and (d) “Statement of Operations” refers to unaudited condensed consolidated statement of operations.

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

Revenue Recognition
Substantially all the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses, and for the three months ended October 31, 2019 and 2018 aggregated approximately $0.9 million and $0.6 million and $2.5 million and $2.1 million for the nine months ended October 31, 2019 and 2018, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

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

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, (in millions of dollars)
	2019	2018	2019	2018
External Sales by region:
USA	$14.16	$11.82	$41.47	$37.54
Other foreign	0.91	0.72	2.61	2.30
Europe (UK)	2.38	2.22	7.24	7.35
Mexico	0.88	0.77	2.08	2.70
Asia	4.62	4.80	12.49	12.79
Canada	2.60	2.08	7.47	6.38
Latin America	1.91	1.60	6.26	4.91
Consolidated external sales	$27.46	$24.01	$79.62	$73.97

	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, (in millions of dollars)
	2019	2018	2019	2018
External Sales by product lines:
Disposables	$12.52	$12.74	$39.19	$40.88
Chemical	5.68	4.74	16.30	12.42
Fire	2.81	1.02	6.64	3.57
Gloves	0.74	0.77	2.33	2.30
Hi-Vis	2.20	1.83	6.04	5.46
Wovens	3.51	2.91	9.12	9.34
Consolidated external sales	$27.46	$24.01	$79.62	$73.97

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

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold. If necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the unaudited condensed consolidated balance sheets. The Company does not have any uncertain tax positions at October 31, 2019 or January 31, 2019.

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

Pursuant to US GAAP, assets and liabilities of the Company’s foreign operations with functional currencies, other than the US dollar, are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains (losses) included in net income for the three months ended October 31, 2019 and 2018 was approximately $0.0 million and $0.2 million and for the nine months ended October 31, 2019 and 2018 was approximately $0.2 million and $(0.4) million, respectively.

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

Earnings Per Share
Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share are based on the weighted average number of common shares and common stock equivalents. The diluted earnings per share calculation takes into account unvested restricted shares and the shares that may be issued upon exercise of stock options and warrants, reduced by shares that may be repurchased with the funds received from the exercise, based on the average price during the fiscal period.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reclassifications
Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications have no effect on the accompanying unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

New Accounting Pronouncements Recently Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective on February 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on February 1, 2019 and used the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before February 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. On adoption, the Company recognized additional operating lease liabilities of approximately $2.8 million with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under the prior leasing standard for existing operating leases.

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

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.
Inventories
Inventories consist of the following (in $000s):

	October 31, 2019	January 31, 2019

Raw materials	$17,230	$14,986
Work-in-process	441	987
Finished goods	$30,126	26,392
	$47,797	$42,365

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

Leases recorded on the unaudited condensed consolidated balance sheet consist of the following:

Leases (000’s)	Classification	October 31, 2019

Assets
Operating lease assets	Operating lease right-of-use assets	$2,482

Liabilities
Current
Operating	Current portion of operating lease liabilities	$254
Noncurrent
Operating	Long-term portion of operating lease liabilities	2,243
Total Lease Obligations		$2,497

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Lease cost
The components of lease expense are included on the unaudited condensed consolidated statement of operations as follows (in 000’s):

	Classification	Three Months Ended October 31, 2019	Nine Months Ended October 31, 2019
Operating lease cost	Cost of goods sold	$53	$342
	Operating expenses	$269	$507
Short-term lease cost		$444	$572

Maturity of Lease Liabilities
Maturity of lease liabilities as of October 31, 2019 was as follows (in $000’s):

Year ending January 31,	Operating Leases (a)
Remainder of fiscal year 2020	254
2021	955
2022	802
2023	686
2024	23
Thereafter	81
Total lease payments	2,801
Less: Interest	304
Present value of lease liability	$2,497

(a)
Operating leases payments include $34,000 related to options to extend lease terms that are reasonably certain of being exercised and new leases entered into during the quarter.

Weighted-average lease terms and discount rates are as follows:

October 31, 2019
Weighted-average remaining lease term (years)
Operating leases	2.72

Weighted-average discount rate
Operating leases	5.83%

Supplemental cash flow information related to leases for the nine months ended October 31, 2019 were as follows (in 000’s):

Cash paid for amounts included in the measurement of lease liabilities;	Nine Months Ended October 31, 2019
Operating cash flows from operating leases	$783
Leased assets obtained in exchange for new operating lease liabilities	$3,218

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Leases
Total rental costs under all operating leases are summarized as follows (in 000’s):

Year ended January 31,	Gross rental

2019	$1,022
2018	$841

Minimum annual rental commitments for the remaining term of the Company’s noncancelable operating leases relating to manufacturing facilities, office space and equipment rentals at January 31, 2019, including lease renewals subsequent to year end, are summarized as follows (in 000’s):

Year ending January 31
2020	$761
2021	447
2022	435
2023	314
2024	8
and thereafter	9
Total	$1,974

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

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Borrowings under the term loan and the revolving credit facility bear interest at an interest rate determined by reference whether the loan is a base rate loan or Eurodollar loan, with the rate election made by the Company at the time of the borrowing or at any time the Company elects pursuant to the terms of the Loan Agreement. The term loan is payable in equal monthly principal installments of $13,125 each, beginning on June 1, 2017, and on the first day of each succeeding month, with a final payment of the remaining principal and interest on May 10, 2020 (subject to earlier termination as provided in the Loan Agreement). For that portion of the term loan that consists of Eurodollar loans, the term loan shall bear interest at the LIBOR Market Index Rate (“LIBOR”) plus 2.0% per annum, and for that portion of the term loan that consists of base rate loans, the term loan shall bear interest at the base rate then in effect plus 1.0% per annum. All principal and unpaid accrued interest under the revolving credit facility shall be due and payable on the maturity date of the revolver. For that portion of the revolver loan that consists of Eurodollar loans, the revolver shall bear interest at LIBOR plus a margin rate of 1.75% per annum for the first nine months and thereafter between 1.5% and 2.0%, depending on the Company’s “availability calculation” (as defined in the Loan Agreement) and, for that portion of the revolver that consists of base rate loans, the revolver shall bear interest at the base rate then in effect plus a margin rate of 0.75% per annum for the first nine months and thereafter between 0.50% and 1.0%, depending on the availability calculation. As of the closing, the Company elected all borrowings under the Loan Agreement to accrue interest at LIBOR which, as of that date, was 0.99500%. As such, the initial rate of interest for the revolver was 2.745% per annum and the initial rate of interest for the term loan was 2.995% per annum. At October 31, 2019, the rate of interest on the revolver was 3.78% per annum and the rate of interest on the term loan was 4.4% per annum. The Loan Agreement provides for payment of an unused line fee of between 0.25% and 0.50%, depending on the amount by which the revolving credit loan commitment exceeds the amount of the revolving credit loans outstanding (including letters of credit), which shall be payable monthly in arrears on the average daily unused portion of the revolver.

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

As of October 31, 2019, the Company had no borrowings outstanding on the letter of credit sub-facility, no borrowings outstanding under the revolving credit facility, and $1.2 million outstanding on the term loan.

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

Borrowings in UK
On December 31, 2014, the Company and Lakeland Industries Europe, Ltd, (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with HSBC Bank to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million, based on exchange rates at time of closing) to £1,500,000 (approximately USD $2.3 million, based on exchange rates at time of closing), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million, based on exchange rates at time of closing) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. On December 31, 2016, Lakeland UK entered into an extension of the maturity date of its existing facility with HSBC Invoice Finance (UK) Ltd. to December 19, 2017. Other than the extension of the maturity date and a small reduction of the service charge from 0.9% to 0.85%, all other terms of the facility remained the same. On December 4, 2017 the facility was extended to March 30, 2018 for the next review period and, as of March 9, 2019 the facility was extended to mature on March 30, 2020 with no additional changes to the terms. The balance under this loan outstanding at October 31, 2019 and January 31, 2019 was USD $0.5 million and USD $0.0 million, respectively, and is included in other accrued expenses on the accompanying unaudited condensed consolidated balance sheets. The amount of $0.4 million due from HSBC as of January 31, 2019 is included in Other Current Assets on the accompanying unaudited condensed consolidated balance sheet.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Below is a table to summarize the debt amounts above (in 000’s):

	Short-Term		Long-term		Current Maturity of Long-term
	October 31,	January 31,	October 31,	January 31,	October 31,	January 31,
	2019	2019	2019	2019	2019	2019

USA	$1,194	$-----	$-----	$1,161	$-----	$158
UK	$494	-----	-----	-----	-----	-----
Totals	$1,688	$-----	$-----	$1,161	$-----	$158

Five-year Debt Payout Schedule
This schedule reflects the liabilities as of October 31, 2019, and does not reflect any subsequent event (in 000’s):

	Total	1 Year or less	2 Years	3 Years	4 Years	5 Years	After 5 Years

Borrowings in USA	$1,194	$1,194	$-----	$-----	$-----	$-----	$-----
Borrowing in the UK	494	494	-----	-----	-----	-----	-----
Total	$1,688	$1,688	$-----	$-----	$-----	$-----	$-----

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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC (UK); Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, and JSC Bank Centercredit in Kazakhstan. The Company monitors its financial depositories by their credit rating which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There is approximately $1.3 million total included in the US bank accounts and approximately $8.2 million total in foreign bank accounts as of October 31, 2019.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Major Customer
No customer accounted for more than 10% of net sales during the three and nine month periods ended October 31, 2019 and 2018.

Major Supplier
No supplier accounted for more than 10% of purchases during the three and nine month periods ended October 31, 2019 and 2018.

8.
Stockholders’ Equity
The 2017 Stock Plan

On June 21, 2017, the stockholders of the Company approved the Lakeland Industries, Inc. 2017 Equity Incentive Plan (the “2017 Plan”) at the Annual Meeting of Stockholders. The executive officers and all other employees and directors of the Company, including its subsidiaries, are eligible to participate in the 2017 Plan. The 2017 Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”), except that with respect to all non-employee directors, the grants are made by the full Board. The 2017 Plan provides for the grant of equity-based compensation in the form of stock options, restricted stock, restricted stock units, performance shares, performance units, or stock appreciation rights (“SARS”).

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

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a full three fiscal year performance period commencing on February 1, 2017 and ending on January 31, 2020, in the case of the 2017 grants, and commencing on February 1, 2018 and ending on January 31, 2021, in the case of the 2018 grants, based on the level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) achieved by the Company over this period. The EBITDA targets have been set for each of the Minimum, Target, Maximum and Cap levels, at higher amounts for each of the higher levels. The actual EBITDA amount achieved is determined by the Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence, which items may include, without limitation, the charges or costs associated with restructurings of the Company or any subsidiary, discontinued operations, and the cumulative effects of accounting changes.

The Company recognizes expense related to performance-based restricted share awards over the requisite performance period using the straight-line attribution method based on the most probable outcome (Minimum, Target, Maximum, Cap or Zero) at the end of the performance period and the price of the Company’s common stock price at the date of grant. The Company began recognizing expense, except as set forth below, related to awards under the 2017 Plan at Maximum award level, including SARS. During the period ended October 31, 2019, the Company revised its estimate of the 2017 and 2018 grants that will be earned for the designated performance period.  Based on actual EBITDA achieved by the Company to date, it was deemed improbable that such performance would meet even the Minimum level required for such grants to vest, including SARS. As a result, stock-based compensation expense was adjusted to account for the change in estimate.  The total amount of previously recognized stock-based compensation attributable to the 2017 and 2018 grants that has been reversed is approximately $835,000, of which approximately $25,000 related to the SARS.

The Company recognized total stock-based compensation costs, net of the above change in estimate, which are reflected in operating expenses (in 000's):

	Three Months Ended		Nine Months Ended
	October 31,		October 31
	2019	2018	2019	2018
2017 Plan	$(345)	$189	$(596)	$491
Total stock-based compensation	$(345)	$189	$(596)	$491

Shares issued under 2017 Stock Plan	Outstanding Unvested Grants at Maximum at Beginning of FY20	Granted during FY20	Becoming Vested during FY20	Forfeited during FY20	Outstanding Unvested Grants at Maximum at End of October 31, 2019
Restricted stock grants – employees	84,126	-----	-----	12,397	71,729
Restricted stock grants – non-employee directors	28,829	-----	-----	-----	28,829
Retainer in stock – non-employee directors	25,044	7,292	2,675	-----	29,661
Total restricted stock	137,999	7,292	2,675	12,397	130,219

Weighted average grant date fair value	$13.77	$11.63	$15.85	$13.87	$13.66

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Compensation Plans/Programs
Pursuant to the Company’s restrictive stock program, all directors are eligible to elect to receive any director fees in shares of restricted stock in lieu of cash. Such restricted shares are subject to a two-year vesting period. The valuation is based on the stock price at the grant date and is amortized to expense over the two-year period, which approximates the performance period. Since the director is giving up cash for unvested shares, and is subject to a vesting requirement, the amount of shares awarded is 133% of the cash amount based on the grant date stock price. As of October 31, 2019, unrecognized stock-based compensation expense related to these restricted stock awards totaled $41,766 for the 2017 Plan. The cost of these non-vested awards is expected to be recognized over a two-year weighted-average period. In addition, as of October 31, 2019, the Company granted awards for up to an aggregate of 32,336 shares from the 2017 Plan.

Stock Options
During the third quarter ending October 31, 2019 a stock option was granted pursuant to the Company’s 2017 Equity Incentive Plan in the amount of 24,900 shares at a a weighted-average exercise price of $11.17 per share. Such shares will vest at 8,300 shares on each of August 12, 2020, August 12, 2021 and August 12, 2022.

The following table represents stock options granted, exercised and forfeited during third quarter of FY20.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at July 31, 2019	-----	$-----	-----	$-----
Granted during the quarter ended October 31, 2019	24,900	$11.17	-----	-----
Outstanding at October 31, 2019	24,900	$11.17	9.79	-----
Exercisable at October 31, 2019	-----	$-----	-----	$-----

The Company recognized approximately $13,000 of stock-based compensation expense during the three and nine months ended October 31, 2019 associated with the grant of the stock option. As of October 31, 2019 there is approixmatley $162,000 of unrecognized stock-based compensation expense, to be expensed over approximately three years.

The Company estimates the fair value of each stock option award on the grant date using the Black-Scholes option-pricing model. The assumptions used to calculate the fair value of the options granted during the period ended October 31, 2019 are as follows:

FY20

Expected volatility	53%
Expected life in years	10
Expected dividend yield	0.00%
Risk-free interest rate	1.65%

Stock Repurchase Program
On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. The Company has repurchased 114,848 shares of stock under this program as of the date of this filing which amounted to $1,261,656, inclusive of commissions. During the three month period ended October 31, 2019 the Company repurchased zero shares. At October 31, 2019, the dollar value of remaining shares that may by repurchased under the share repurchase program was $1,238,344.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrant
In October 2014, the Company issued a five-year warrant that was immediately exercisable to purchase up to 55,500 shares of the Company’s common stock at an exercise price of $11.00 per share. As of October 31, 2019, such warrant has expired.

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

9.
Income Taxes
Deferred Taxes and Valuation Allowance
The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. The valuation allowance was $1.3 million at October 31, 2019 and January 31, 2019. The valuation allowance stayed the same for the three and nine months ended October 31, 2019 and 2018, respectively.

Tax Reform
On December 22, 2017, federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law.  The 2017 Tax Cuts and Jobs Act (the Tax Act) reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018. The Tax Act requires us to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our US deferred tax assets as well as reassessing the net realizability of our deferred tax assets.  The Company completed this re-measurement and reassessment in FY18. While the Tax Act provides for a modified territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The proposed regulations were not finalized as of January 31, 2019. The regulations were finalized as of June 14, 2019. Re-measurement and reassessment of the GILTI tax as it is currently written resulted in a charge to tax expense of $0.3 million and $0.6 million for the three and nine months ended October 31, 2019, respectively. The Company intends to account for the GILTI tax in the period in which it is incurred. Though this non-cash expense had a materially negative impact on FY20 earnings, the Tax Act also changes the taxation of foreign earnings, and companies generally will not be subject to United States federal income taxes upon the receipt of dividends from foreign subsidiaries.

Income Tax Expense
Income tax expenses consists of federal, state and foreign income taxes. Items impacting the effective rate are foreign income subject to US tax (including Tax Reform impacts), tax rates in foreign jurisdictions, US state income taxes, timing differences for tax deductions for restricted stock vesting, company borrowing structures, and other permanent tax differences.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.
Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share at October 31, 2019 and 2018 as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	(in $000s except share and per share information)
	2019	2018	2019	2018
Numerator:
Net income	$1,146	$501	$2,076	$3,386
Denominator:
Denominator for basic earnings per share (weighted-average shares which reflect shares in the treasury, 471,289 and 356,441 for October 31, 2019 and 2018, respectively)	8,004,640	8,119,448	8,013,383	8,117,307
Effect of dilutive securities from restricted stock plan and from dilutive effect of warrants	31,289	66,682	30,776	57,253
Denominator for diluted earnings per share (adjusted weighted average shares)	8,035,929	8,186,130	8,044,159	8,174,560
Basic earnings per share	$0.14	$0.06	$0.26	$0.42
Diluted earnings per share	$0.14	$0.06	$0.26	$0.41
Warrants, restricted stock, and stock options excluded from the computation of diluted earnings per share because the effect of inclusion would have been anti-dilutive	125,457

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

The first case was filed against Lakeland by a former officer of Lakeland Brazil, in Labor Court in 2014 claiming Lakeland owed USD $300,000. The Labor Court ruled that the claimant’s case was outside of the scope of the Labor Court and the case was dismissed. The claimant appealed within the Labor Court system, which was dismissed by the Labor Court of Appeal on November 27, 2019. The claimant may still further appeal to the Superior Labor Court.

The second case was filed by a former Lakeland Brazil manager, in 2014, was ruled upon in Labor Court and awarded the claimant USD $100,000. Lakeland was removed by the court from the case in February 2017 and no appeals were filed in respect to such removal. Both the claimant and Lakeland Brazil have appealed the award and The Labor Court of Appeal has ruled in favor of Lakeland Brazil to annul the first decision and re-open the case. The claimant has appealed from the latter decision to the Superior Labor Court, which is yet to rule on the matter.

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

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Lakeland Brazil may face new labor lawsuits in the short term as a result of the recent commencement of the winding down of its operations in our first quarter. In order to mitigate this risk, the management of Lakeland Brazil has been proposing settlement agreements to employees dismissed due to the winding down and to the extent possible seeking confirmation of Labor Courts. The Company has no obligation under the 2015 Shares Transfer Agreement pursuant to which Agreement, the Company eliminated its interest in Lakeland Brazil to make any additional payments in connection with these potential new labor lawsuits. The Company also understands that under the labor laws of Brazil, a parent company may be held liable for the labor liabilities of a former Brazilian subsidiary in the case of fraud, misconduct, or under various theories.

Although the Company would have the right of adversary system, full defense and due process in case of a potential litigation, there can be no assurance as to the findings of the courts of Brazil.

There are additional cases in Labor and Civil courts against Lakeland Brazil in which Lakeland is not a party, and other outstanding monetary allegations of Lakeland Brazil.

In FY19, the Company recorded an accrual of $1.2 million for professional fees and litigation reserves associated with labor claims in Brazil. During the nine months ending October 31, 2019 the Company recorded an additional expense of $0.4 million and paid $1.4 million in professional fees and labor claims. The accrual on the balance sheet at October 31, 2019 and January 31, 2019 is $0.2 million and $1.2 million, respectively.

Other litigation contingencies:
The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of October 31, 2019, to the best of the Company’s knowledge, there were no outstanding claims or litigation, except for the labor contingencies in Brazil described above.

Officer severance payment
The Company entered into a separation agreement with a former officer effective July 22, 2019 and recorded a severance charge of $260,000 in connection with this arrangement. The severance amount will be paid through June 5, 2020 pursuant to the terms of the separation agreement.

12.
Segment Reporting

	Three Months Ended October 31,				Nine Months Ended October 31,
	2019		2018		2019		2018

Domestic	$14.16	51.56%	$11.82	49.24%	$41.47	52.08%	$37.54	50.75%
International	13.30	48.44%	12.19	50.76%	38.15	47.92%	36.43	49.25%
Total	$27.46	100.00%	$24.01	100.00%	$79.62	100.00%	$73.97	100.00%

Domestic and international sales from continuing operations are as follows in millions of dollars:

The Company manages its operations by evaluating each of its geographic locations. The US operations include a facility in Alabama (primary US distribution facility and light manufacturing of our chemical, wovens, reflective, and fire products). The Company also maintains one manufacturing company in China (primarily disposable and chemical suit production), a manufacturing facility in Mexico (primarily disposable, reflective, fire and chemical suit production), a manufacturing facility in Vietnam (primarily disposable products), a manufacturing facility in Argentina and a small manufacturing facility in India. The China facilities produce the majority of the Company’s products and China generates a significant portion of the Company’s international revenues. The Company evaluates the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. The Company maintains sales forces in North America South America, Europe, and Asia, which sell and distribute products shipped from the United States, Mexico, Argentina, China, India or Vietnam.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below represents information about reported segments for the years noted therein:

	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, (in millions of dollars)
	2019	2018	2019	2018
Net Sales:
USA	$15.84	$13.00	$45.36	$41.07
Other foreign	1.65	1.29	4.81	4.33
Europe (UK)	2.38	2.22	7.24	7.35
Mexico	1.22	1.15	3.09	3.83
Asia	13.34	12.68	43.97	40.27
Canada	2.60	2.08	7.50	6.39
Latin America	2.01	1.74	6.45	5.27
Corporate	-----	-----	-----	0.75
Less intersegment sales	(11.58)	(10.15)	(38.80)	(35.29)
Consolidated sales	$27.46	$24.01	$79.62	$73.97
External Sales:
USA	$14.16	$11.82	$41.47	$37.54
Other foreign	0.91	0.72	2.61	2.30
Europe (UK)	2.38	2.22	7.24	7.35
Mexico	0.88	0.77	2.08	2.70
Asia	4.62	4.80	12.49	12.79
Canada	2.60	2.08	7.47	6.38
Latin America	1.91	1.60	6.26	4.91
Consolidated external sales	$27.46	$24.01	$79.62	$73.97
Intersegment Sales:
USA	$1.68	$1.18	$3.89	$3.53
Other foreign	0.74	0.57	2.20	2.02
Mexico	0.34	0.38	1.01	1.13
Asia	8.71	7.88	31.48	27.49
Canada	-----	-----	0.03	0.02
Latin America	0.11	0.14	0.19	0.35
Corporate	-----	-----	-----	0.75
Consolidated intersegment sales	$11.58	$10.15	$38.80	$35.29

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, (in millions of dollars)
	2019	2018	2019	2018
Operating Profit :
USA	$2.60	$1.66	$6.04	$6.45
Other foreign	0.14	0.02	0.30	0.23
Europe (UK)	0.02	0.03	(0.02)	0.21
Mexico	0.02	(0.03)	(0.39)	0.13
Asia	1.04	0.63	2.87	1.81
Canada	0.25	0.32	0.77	0.75
Latin America	0.21	0.16	0.81	0.52
Corporate	(2.46)	(1.61)	(6.33)	(4.96)
Less intersegment profit	0.01	(0.17)	0.11	(0.06)
Consolidated operating profit	$1.83	$1.01	$4.16	$5.08
Depreciation and Amortization Expense:
USA	$0.04	$0.03	$0.21	$0.09
Other foreign	-----	-----	0.02	0.02
Europe (UK)	-----	-----	-----	0.01
Mexico	0.04	0.03	0.12	0.09
Asia	0.14	0.04	0.40	0.19
Canada	0.03	0.02	0.08	0.05
Latin America	0.01	0.01	0.03	0.03
Corporate	0.18	0.09	0.43	0.19
Less intersegment	(0.01)	-----	(0.02)	(0.03)
Consolidated depreciation & amortization expense	$0.43	$0.22	$1.27	$0.64
Interest Expense:
Europe (UK)	$-----	$-----	$0.01	$----
Latin America	0.01	0.01	0.04	0.03
Corporate	0.02	0.02	0.05	0.06
Consolidated interest expense	$0.03	$0.03	$0.10	$0.09
Income Tax Expense:
Europe (UK)	$0.01	$0.01	$0.01	0.05
Asia	0.16	0.29	0.67	0.80
Canada	0.10	0.02	0.32	0.17
Latin America	-----	0.15	0.13	0.21
Corporate	0.38	0.05	0.81	0.39
Less intersegment	-----	(0.03)	0.01	0.01
Consolidated income tax expense	$0.65	$0.49	$1.95	$1.63
Capital Expenditures:
USA (including Corporate)	$(0.04)	$0.54	$0.28	$0.85
Other foreign	0.01	0.36	0.02	1.13
Mexico	0.02	0.09	0.07	0.20
Asia	0.12	0.02	0.31	0.05
Latin America	-----	-----	0.01	-----
Consolidated capital expenditure	$0.11	$1.01	$0.69	$2.23

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	October 31, 2019 (in millions of dollars)	January 31, 2019 (in millions of dollars)
Total Assets
USA	$31.05	$29.76
Other foreign	3.57	2.85
Europe (UK)	5.13	4.36
Mexico	5.45	5.13
Asia	23.31	20.97
Canada	6.00	6.64
Latin America	5.46	5.27
Corporate	19.13	19.74
Consolidated assets	$99.10	$94.72
Property and Equipment
USA (including Corporate)	$3.55	$3.87
Other foreign	0.17	0.19
Europe (UK)	-----	0.01
Mexico	2.10	2.14
Asia	3.10	3.17
Canada	1.18	1.26
Latin America	0.05	0.07
Less intersegment	0.08	0.07
Consolidated property and equipment	$10.23	$10.78
Goodwill:
USA	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87

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

Overview
We manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a network of approximately 1,600 global safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, heavy and light industry, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the US Food and Drug Administration. Internationally, we sell to a mixture of end users directly, and to industrial distributors depending on the particular country and market. Sales are made to more than 50 countries, the majority of which were into China, the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India and Southeast Asia.

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities outside the United States allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. More recently we have initiated startup manufacturing operations in Vietnam and India to offset increasing manufacturing costs in China. This shift in manufacturing, and the redundant manufacturing capability it provides, also serves to insulate the company from the cost implications of bilateral trade disputes. Our China operations will continue to manufacture primarily for the Chinese market and other markets where duty advantages exist. Manufacturing expansion is not only necessary to control rising costs, it is also necessary for Lakeland to achieve its growth objectives. Our net sales attributable to customers outside the United States were $13.3 million and $12.2 million for the three months ended October 31, 2019 and 2018, respectively, and $38.2 and $36.4 for the nine months ended October 31, 2019 and 2018, respectively.

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

Revenue Recognition. Substantially all of the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses, and for the three months ended October 31, 2019 and 2018 aggregated approximately $0.9 million and $0.6 million, respectively, and $2.5 million and $2.1 million for the nine months ended October 31, 2019 and 2018, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

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

	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, (in millions of dollars)
	2019	2018	2019	2018
External Sales by geographic region:
USA	$14.16	$11.82	$41.47	$37.54
Other foreign	0.91	0.72	2.61	2.30
Europe (UK)	2.38	2.22	7.24	7.35
Mexico	0.88	0.77	2.08	2.70
Asia	4.62	4.80	12.49	12.79
Canada	2.60	2.08	7.47	6.38
Latin America	1.91	1.60	6.26	4.91
Consolidated external sales	$27.46	$24.01	$79.62	$73.97

	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, (in millions of dollars)
	2019	2018	2019	2018
External Sales by product lines:
Disposables	$12.52	$12.74	$39.19	$40.88
Chemical	5.68	4.74	16.30	12.42
Fire	2.81	1.02	6.64	3.57
Gloves	0.74	0.77	2.33	2.30
Hi-Vis	2.20	1.83	6.04	5.46
Wovens	3.51	2.91	9.12	9.34
Consolidated external sales	$27.46	$24.01	$79.62	$73.97

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

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold. If necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the unaudited condensed consolidated balance sheets. The Company does not have any uncertain tax positions at October 31, 2019 or January 31, 2019.

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

Significant Balance Sheet Fluctuation October 31, 2019, As Compared to January 31, 2019

Balance Sheet Accounts. Cash decreased by $3.4 million, primarily as a result of a net increase in other working capital elements. Accounts receivable increased $0.9 million and inventory increased by $5.4 million in the nine months ended October 31, 2019. The increase in accounts receivable was due to the increases in sales for the three months ended October 31, 2019. The increase in inventory was due to the scale up of our Vietnam operations; increased raw materials and finished goods (“FG”); to catch up on remaining Gloves, Fire, and High Visability orders delayed due to our ERP installation and increases in raw materials and FG required to ramp up product of our new, high value utilities product line at a major distributor. Accounts payable, accrued compensation, and other accrued expenses increased $1.0 million due to increased compensation accruals primarily due to timing of pay dates and severance and an increase in borrowing in the UK.

Three Months ended October 31, 2019, As Compared to the Three Months Ended October 31, 2018

Net Sales. Net sales increased to $27.5 million for the three months ended October 31, 2019 compared to $24.0 million for the three months ended October 31, 2018, an increase of 14.4%. Sales in the US were up $2.3 million or 19.5% primarily due to improved customer deliveries enabling us to reduce high order backlogs. No other region had a material change during the period.

Gross Profit. Gross profit increased $1.0 million, or 11.8%, to $9.3 million for the three months ended October 31, 2019, from $8.3 million for the three months ended October 31, 2018. Gross profit as a percentage of net sales decreased to 33.9% for the three-month period ended October 31, 2019, from 34.6% for the three months ended October 31, 2018. Major factors impacting gross margins were:

●
Pricing promotions in Asia in the quarter.

●
Manufacturing curtailments to reduce inventory levels.

Operating expenses. Operating expenses increased 2.2% from $7.3 million for the three months ended October 31, 2018 to $7.5 million for the three months ended October 31, 2019. Operating expenses as a percentage of net sales was 27.1% for the three months ended October 31, 2019, down from 30.4% for the three months ended October 31, 2018. Operating expenses in the quarter included increases in outgoing freight, compensation (including severance), marketing, depreciation, and bad debt expenses, offset by decreases in stock-based compensation due to a change in estimate.

Operating Profit. Operating profit increased to $1.8 million for the three months ended October 31, 2019 as compared to $1.0 million for the three months ended October 31, 2018, due to the impacts detailed above. In connection with the 2018 restricted stock grants, stock-based compensation expense was reversed in an amount of $359,000 as a result of a change in estimate in the number of shares expected to be earned under the performance plan.

Interest Expense. Interest expense was $0.03 million for the three months ended October 31, 2019, the same as the three months ended October 31, 2018 as a result of very little borrowings during each period.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $0.7 million for the three months ended October 31, 2019, as compared to $0.5 million for the three months ended October 31, 2018. The increase is due to the increased provision of $0.3 million due to the re-measurement and reassessment of the GILTI tax.

Net Income.  Net Income was $1.1 million for the three months ended October 31, 2019 compared to net income of $0.5 million for the three months ended October 31, 2018.

Nine Months ended October 31, 2019, As Compared to the Nine Months Ended October 31, 2018

Net Sales. Net sales increased to $79.6 million for the nine months ended October 31, 2019 as compared to $74.0 million for the nine months ended October 31, 2018, an increase of 7.6%. Sales in the US were up $3.9 million or 10.5% primarily due to improved customer deliveries enabling us to reduce high order backlogs carried over from the fourth quarter of fiscal 2019. No other region had a material change during the period.

Gross Profit. Gross profit increased $0.3 million, or 1.1%, to $27.3 million for the nine months ended October 31, 2019, from $27.0 million for the nine months ended October 31, 2018. Gross profit as a percentage of net sales decreased to 34.3% for the nine-month period ended October 31, 2019, from 36.5% for the nine months ended October 31, 2018. Gross profits for the nine months ended October 31, 2019 were adversely effected by inefficiencies in the first three months of the period due to the Company’s recent conversion to an ERP software system. Those inefficiencies resulted in increased freight and labor expenses required to expedite shipments of materials and customer orders. While many of these issues with the system implementation have been resolved and the Company began to realize the resulting benefits in the last part of the period, remediation activities are continuing and we expect such adverse effects to continue lessening, and ultimately yield improved financial performance. Gross profit was also reduced due to pricing promotions in the Asia market.

Operating expenses. Operating expenses increased 5.5% to $23.1 million for the nine months ended October 31, 2019 from $21.9 million for the nine months ended October 31, 2018. Operating expenses as a percentage of net sales was 29.0% for the nine months ended October 31, 2019 down from 29.6% for the nine months ended October 31, 2018. Factors contributing to the increase in operating expenses are increases in freight out, marketing, legal fees, compensation (including severance), and depreciation offset by a decrease in stock-based compensation and currency fluctuations. In connection with the 2017 and 2018 restricted stock grants, stock-based compensation expense was reversed in an amount of $835,000 as a result of a change in estimate in the number of shares expected to be earned under the performance plan.

Operating Profit . Operating profit decreased to $4.2 million for the nine months ended October 31, 2019 from of $5.1 million for the nine months ended October 31, 2018, due to the impacts detailed above. Operating margins were 5.2% for the nine months ended October 31, 2019, as compared to 6.9% for the nine months ended October 31, 2018.

Interest Expense. Interest expense was $0.1 million for the nine months ended October 31, 2019, the same as the nine months ended October 31, 2018 as a result of very little borrowings for each quarter

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $2.0 million for the nine months ended October 31, 2019, as compared to $1.6 million for the nine months ended October 31, 2018. The increase is due to the increased provision of $0.6 million due to the re-measurement and reassessment of the GILTI tax.

Net Income.  Net income was $2.0 million for the nine months ended October 31, 2019 compared to net income of $3.4 million for the nine months ended October 31, 2018. The results for nine months ended October 31, 2019 are primarily due to a reduction in gross profit and an increase in operating expenses. See “Significant Balance Sheet Fluctuations October 31, 2019, as compared to January 31, 2019” above.

Liquidity and Capital Resources

As of October 31, 2019, we had cash and cash equivalents of approximately $9.5 million and working capital of approximately $66.0 million. Cash and cash equivalents decreased $3.4 million and working capital increased approximately $0.9 million from January 31, 2019. As a result of the new lease standard, working capital decreased by approximately $0.3 million as a result of the recognition of the current portion of the operating lease liability as of October 31, 2019

Of the Company’s total cash and cash equivalents of $9.5 million as of October 31, 2019, cash held in the US of $1.3, cash held in Latin America of $0.8 million, cash held in Russia and Kazakhstan of $0.5 million, cash held in the UK of $0.1 million, cash held in India of $0.1 million, cash held in Mexico of $0.8 million, cash held in Vietnam of $0.5 million, and cash held in Canada of $0.8 million would not be subject to additional US tax due to the change in the US tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). In the event the Company repatriated cash from China, of the $4.6 million balance at October 31, 2019 there would be an additional 10% withholding tax incurred in that country. The Company has strategically employed a dividend plan subject to declaration and certain approvals in which its Canadian subsidiary sends dividends to the US in the amount of 100% of the previous year’s earnings, the UK subsidiary sends dividends to the US in the amount of 50% of the previous year’s earnings, and the Weifang China subsidiary sends dividends to the US in declared amounts of the previous year’s earnings. There were no dividends declared in the nine months ended October 31, 2019.

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

Net cash used in operating activities of $2.8 million for the nine months ended October 31, 2019 was primarily due to non-cash expenses of $1.3 million for depreciation and amortization, an increase in accounts receivable of $1.3 million, an increase in inventory of $5.6 million offset by an increase in accounts payable and accrued expenses of $0.7 million. Net cash used in investing activities of $0.7 million for the nine months ended October 31, 2019 reflects purchases of property and equipment. Net cash provided by financing activities was $0.3 million for the nine months ended October 31, 2019 and was primarily due to net borrowings of $0.4 million offset by $0.1 million of Treasury Stock purchases.

Stock Repurchase Program. On October 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. The Company has repurchased 114,848 shares under this program as of the date of this filing. There were no shares repurchased during the nine months period ended October 31, 2019. At October 31, 2019, the dollar value of remaining shares that may by repurchased under the share repurchase program was $1,238,344

Capital Expenditures. Our capital expenditures in the first nine months of FY20 of $0.7 million is principally relate to planned equipment purchases in Mexico, China and the U.S. We anticipate FY20 capital expenditures to be approximately $1.2 million as we work to fully implement the ERP project currently in process and continue to expand our manufacturing capacity in our Vietnam and India operations.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, with assistance from other members of management. We have reviewed for the effectiveness of our disclosure controls and procedures as of October 31, 2019 and, based on our evaluation, we have concluded the disclosure controls and procedures were not effective as of that date due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 are not applicable

Item 6.
Exhibits:

Exhibits:* Filed herewith

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer as adopted pursuant to Rule 13a-14(a) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Definitions Document
101.DEF	XBRL Taxonomy Extension Labels Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentations Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND INDUSTRIES, INC. (Registrant)

Date: December 9, 2019	/s/ Christopher J. Ryan
Christopher J. Ryan, Chief Executive Officer, President and Secretary (Principal Executive Officer and Authorized Signatory)

Date: December 9, 2019	/s/ Allen E. Dillard
Allen E. Dillard, (Principal Financial Officer and Authorized Signatory)