Form 10-K
period 2020-01-31
LAKELAND INDUSTRIES INC
filed 2020-04-15
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2020
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________

Commission File Number: 0-15535
LAKELAND INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3115216
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

202 Pride Lane SW, Decatur, AL	35603
(Address of Principal Executive Offices)	(Zip Code)

(Registrant's telephone number, including area code) (256) 350-3873

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LAKE	NASDAQ

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
Emerging growth company ⁯

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No ☒

As of July 31, 2019, the aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant was $80,224,689 based on the closing price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 10, 2020
Common Stock, $0.01 par value per share	7,972,423 Shares

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

PART I
Lakeland Industries, Inc. (the “Company” or “Lakeland,” “we,” “our,” or “us”) was incorporated in the State of Delaware in 1986. Our executive office is located at 202 Pride Lane SW, Decatur, AL 35603, and our telephone number is (256) 350-3873. Our website is located at www.lakeland.com. Information contained on our website is not part of this report.

ITEM 1. BUSINESS

Overview
We manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. All Lakeland products either protect the wearer from something in their environment, or protect a product or process from the wearer. Our products must meet minimum performance requirements defined by industry best practice, and/or international or local standards.

Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a global network of over 1,600 safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, heavy and light industry, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industries (electrical, natural gas, and water). In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the US Food and Drug Administration. Internationally, we sell to a mixture of end users directly, and to industrial distributors depending on the particular country and market. Sales are made in more than 50 foreign countries, the majority of which were into China, the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India and Southeast Asia. For purposes of this Form 10-K, FY refers to a fiscal year ended January 31; for example, FY20 refers to the fiscal year ended January 31, 2020. In FY20 we had net sales of $107.8 million and $99.0 million in FY19.

Lakeland regards owning and operating its own manufacturing facilities as a sustainable strategic advantage. We believe that ownership of manufacturing is the cornerstone to building resilient manufacturing. Having 6 manufacturing locations in 6 countries, coupled with sourcing core raw materials from multiple suppliers in various countries, affords Lakeland with capabilities and manufacturing resilience that cannot be matched by our competitors who use contractors. Owning our manufacturing provides us with the ability to rapidly scale up production to meet emergency demand; shift production between locations to take advantage of new trade agreements or avoid complications that may arise from trade disputes; and to maintain the highest levels of product quality. This belief was validated during this year’s U.S./ China trade dispute and subsequent COVID-19 pandemic. Through both of these events, Lakeland was able to rebalance manufacturing in its facilities and make use of its diversified supplier network to supply its customers without major interruption.

By comparison, our competitors who utilize contrators to sew their garments, lack the ability to respond as quickly to emergency situations because contractor agreements typically require forecast lead-times in excess of 30 days. They typically deal with only one or two contractors in order to maximize their purchasing power, simplify their purchasing, and reduce freight out costs. While this works well during normal business conditions, they are at a disadvantage in the event of any changes in tariffs or export resitrictions that may result from international trade disputes, or any supply disruptions due to public health emergencies, social unrest, or supply shortages.

Should these issues continue for an extended period of time, an increasing number of our customers may seek sources of supply that are not captive to single-site manufacturing.

Our corporate strategy is to continue diversification of our manufacturing capability and product lines, and leverage it with real-time business intelligence allowing our sales team to focus on products and markets that provide improved margins as well as economic and seasonal insensitivity. In this manner we will be able to develop products and services that will differentiate Lakeland well into the future.

For the first half of the year (FY20), economic growth and investment globally was relatively strong as the global economy continued its recovery from the second half of FY 2019.  In the second half of FY20 we encountered revenue headwinds due to changes, and threatened changes to U.S. trade policies relative to several key markets in which we manufacture and sell, specifically China, Mexico, and India. In Europe, uncertainty around Brexit saw customers less confident in economic growth. This was reflected in the purchases and business investment of many of our EEC end users. This in turn limited growth opportunities in these markets while leading to more aggressive pricing from our competitors, which we were forced to meet, resulting in downward pressure on gross margins. Fortunately, even as global talks between the US administration and China, the U.K and European Union became more contentious and less certain, underlying economic strength in the Americas (Latin America, Mexico and Canada) outweighed second half headwinds resulting in 9.0% revenue growth year over year (FY19 to FY20).

FY20 also saw significant progress in Lakeland’s continued installation of its ERP system that began Q3 FY19. In Q1 FY20 we began to see benefits from the ERP system installation in the our U.S. operations (greater than 50% of our business), in terms of business intelligence (BI) that enabled us to improve planning, reduce lead-times, and increase manufacturing efficiencies as we progressed through the year. Due to the progress in the last three quarters of FY20, we are on schedule to continue the rollout of the ERP system to our subsidiaries in Mexico and Canada, in the second half of FY21.

The Company is utilizing the BI capability of its new ERP system to reorganize its global sales teams. We are now organizing our sales personnel into four market-based, vertical teams. The previous organization, in which sales teams were assigned geographically, selling all Lakeland products, did not allow our sales personnel to properly focus on our sales strategies. Simply stated, the time allotted for end user meetings, in most cases, was not sufficient for our sales personnel to cover our wide range of products, or to develop the application expertise that many of our customers require. This reorganization will limit the number of products each sales person focuses on to the specific vertical they work in and allow them to develop expertise in the use of Lakeland products within their specific market. This will allow the Company to better focus marketing and sales efforts to drive growth in specific markets that are strategic for the company.

FY20 also saw the completion of the first phase of Lakeland’s capital project to diversify and expand its manufacturing footprint into Vietnam and India. Both our India plant and our Vietnam facilitiy are fully equipped, staffed and making regular delivery of product. Future capital expenditures, to add additional product manufacturing capabilities and to expand the capacity of these operations, is planned and will be implemented as our growth dictates.

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

Industry Overview
While our market, industrial protective clothing, is a subset of the broader industrial work clothing market, our segment is distinquished by its intended application; to protect people from hazards in their environment or to protect products from the people wearing our products. Our market segment is characterized by minimum performance requirements for the garments. As a result our products are more highly specified and technical than regular work clothing or uniforms, qualifying them as personal protective equipment or PPE. The industrial protective clothing market includes our limited use/disposable protective or safety clothing, high-end chemical protective suits, high visibility clothing/vests, firefighting and heat protective apparel, gloves, Flame Resistant (FR) garments, and arc flash protective garments. The industrial protective clothing market in the United States has evolved over the past 50 years as a result of governmental regulations and requirements and commercial product development. In 1970, Congress enacted the Occupational Safety and Health Act, or OSHA, which requires employers to supply protective clothing in certain work environments.  Certain states have also enacted worker safety laws and/or their own OSHA programs that further supplement OSHA standards and requirements.

The advent of OSHA coincided with the development of light disposable fabrics, such as SMS (a three-layered nonwoven) and spunbonded polypropylene which, for the first time, allowed for the economical production of lightweight, disposable protective clothing. The attraction of disposable garments grew in the late 1970s as a result of increases in labor and material costs of producing cloth garments and the promulgation of federal, state and local safety and hazardous materials regulations. Internationally, in order to comply with World Trade Organization (“WTO”) entry requirements, foreign countries are required to adopt worker safety regualtions similar to OSHA, and accept products that are certified to international standards like, American National Standards Institute (“ANSI”), Committee European de Normalization (“CE”), and the International Organization for Standardization (“ISO”) standards. As workers in these countries become more highly skilled, and process and equipment become more complex and hazardous, these developing international markets continue to grow more rapidly than the US and EU markets.

International and Domestic Standards
Globally, standards development continues to challenge Industrial protective clothing manufacturers. The pace of change and adoption of new standards continues to increase as standards for more hazards are added and deficiencies in existing standards are corrected.  Complex and changing international standards play to Lakeland’s strengths when compared to most multinationals or smaller manufacturers. Lakeland currently sits on committees and/or works closely with groups involved in writing many international standards such as the American Society for Testing and Materials International (“ASTM”), the National Fire Protection Association (“NFPA”), International Safety Equipment Association (“ISEA”), the European Committee for Standardization (“CEN”), ISO, the China National Standards Board (“GB”) in China, and the Standards Australia and Standards New Zealand (“ASNZ”).

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

A number of developing nations are now becoming active in their own standards development based on existing international standards.  However, we believe that the primary goal of their standards writing activity is not focused on worker protection (that is provided for by the use of international standards), rather they are attempting to establish their own certification criteria that will protect their domestic markets or favor specific regional suppliers. This presents a new challenge in that not only are we faced with multiple test methods and standards, but we have the potential for multiple certification processes. While this adds to product development and sales expenses, the additional cost is only incremental. The real challenge is in navigating the certification process itself. This is a significant impediment to entry for companies seeking to expand sales distribution globally. In many cases products preferred in one market are not acceptable in another and multiple conformity assessments are required for the same standard certification. This is both technically challenging and costly. Lakeland, by virtue of its international manufacturing and sales operations, is in a unique position to capitalize on this complex dynamic.

Business Strategy
Key elements of our strategy include:

●
Continued Development of Manufacturing Capability: It is critical that we increase our manufacturing capacity to meet our sales growth targets. We currently operate six (6) manufacturing facilities in six (6) countries, affording us a unique capability to take advantage of various trade agreements and to adjust our manufacturing as those agreements change. Diverse manufacturing also allows us to move price sensitive products into lower cost more efficient operations as labor costs increase in other countries. Lakeland is also committed to manufacturing R&D and invests in new equipment to improve efficiencies, quality, and maximize manufacturing flexibility.

●
Improve Sales & Marketing in Existing Markets: We believe that we have significant opportunity to increase market penetration and improve margins in existing markets by focusing our sales and marketing teams on vertical markets. The four 4 vertical markets that we are focusing on are our core industrial (e.g. oil & petrochmicals, manufacturing, and auto) markets, the fire services market, the utilities (e.g. electrical, gas, and water) market, and critical environments (clean rooms) markets. Focusing on verticals will allow our sales and marketing groups to better provide the expertise in specific applications relative to our products that our customers are seeking. The result will be an improved ability to focus on specific products and sell multiple product lines to the same accounts affording us the opportunity to bundle products to secure business.

●
Continued Emphasis on Customer Service. We continue to offer a high level of customer service to distinguish our products and to create customer loyalty. The installation of our new enterprise resource planning (ERP) system into the United States and its continued rollout to additional Lakeland markets will provide us with the necessary business intelligence to better anticipate customer demand and improve our planning and customer service. We offer well-trained and experienced sales and support personnel, on-time delivery and accommodation of custom and rush orders. We also seek to advertise our Lakeland branded tradenames and trademarks.

●
Introduce New Products: We continued our history of product development and innovation by introducing new proprietary products across all our product lines. In 2018 we introduced our CleanMax line of clean and sterile manufactured garments for use in critical and aseptic work environments. We also continued the development and introduction of our Performance Wear line targeting electrical and gas distribution with a complete layering system designed to improve worker comfort and be worn away from as well as to work. We are continuing to ramp up manufacturing and add products to both of these lines.

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

We have integrated the US, Canadian, and Mexican sales teams into one coordinated unit, a strategic recognition that the three countries are increasingly part of a great North American market with inter-related industries and companies throughout, and our sales teams are sharing opportunities with each other. We have experienced situations in which we could not break through with a company in one country, but the team in another country was able to make a conversion to our products. Then, after successful use of our products in one country, the doors open to us in the other. We have recently begun installation of SalesForce CRM software to facilitiate this strategy globally.

We continue to pursue conversion of end users to our core disposable and chemical products, based on our overall performance and prices, however we are working hard to provide our sales teams with the tools needed to increase sales of higher value product lines, specifically fire service, critical environment, and performance wear (utilities). Our marketing is being significantly upgraded in terms of resources, better sales collateral materials, and increasingly effective use of social media. The Company plans to continue its efforts to align its global markets in terms of sales collateral, sales software, and e-commerce in the coming year and into the future.

●
Decrease Manufacturing Expenses by Opening New Manufacturing Facilites: We have successfully opened new manufacturing facilities in Vietnam and India in an effort to hedge against ever increasing manufacturing costs in China. Our China operation will continue for the foreseeable future to service products that are more complex and higher margin and for the manufacture of products for sale into China. Beginning in 1995, we successfully moved the labor-intensive sewing operations for our limited use/disposable protective clothing lines to facilities in Mexico and China. Manufacturing expansion is not only necessary to control rising costs, it is also necessary for Lakeland to achieve its growth objectives.

●
We continue to diversify our raw material and component suppliers, qualifying multiple suppliers whenever possible to enable us to press for price reductions and better payment terms, as well as providing for continuity of supply.

●
We are sourcing raw materials and components from most of the countries in which we have operations in order to reduce freight costs and inventory levels.

●
We are re-engineering many products to reduce the amount of raw materials used and reduce the direct labor required as well as harmonizing designs to meet the requirements of multiple global markets, thereby eliminating a number SKUs based on local certifications or preferences. The result is improved manufacturing throughput and reduced inventory levels.

Our Competitive Strengths
Our competitive strengths include:

●
Industry Reputation. We devote significant resources to creating customer and brand loyalty and brand by accommodating custom and rush orders, focusing on on-time delivery, building a resilient manufacturing and supply chain, and focusing on our core customers even during times of emergency demand. Additionally, our ISO 9001 and 9002 certified facilities manufacture high-quality products. As a result of these factors, we believe that we have an excellent reputation in the industry.

●
Technical Expertise: The breadth of the Company’s product lines, the raw materials used, the markets serviced and standards compliance globally, all contribute to a level of expertise and cross-functional knowledge that is unique in the industrial protective clothing market. Manufacturing our own products around the world for various global markets results in a body of knowledge that is not easily replicated. Lakeland’s knowledge of product design, technical fabrics and films, combined with market specific knowledge of standards, and the ability to navigate manufacturing in a number of different countries around the world provides synergies that few competitors can match.

●
International Manufacturing Capabilities. We have operated our own manufacturing facilities in Mexico since 1995 and in China since 1996. In 2018, we commenced manufacturing operations in Vietnam and India. Our facilities in China in FY20 totaled 177,316 sq. ft. of manufacturing, warehousing and administrative space, in Mexico totaled 74,000 sq. ft. of manufacturing, warehousing and administrative space, in Vietnam totaled 141,588 sq. ft of manufacturing, warehousing and administrative space and in India totaled 32,905 sq ft of manufacturing, warehousing and administrative space. Our facilities and capabilities in China, India, Mexico and Vietnam allow access to a less expensive labor pool than is available in the US and permits us to purchase certain raw materials at a lower cost than are available domestically.

●
International Sales Offices. We have sales offices around the world to service various major markets, including offices in Toronto, Canada; Hull, UK; Beijing, Weifang, Chongqing and Shanghai, China; Melbourne, Australia; Southeast Asia: Noida, India; Santiago, Chile; Buenos Aires, Argentina; Jerez, Mexico; Moscow, Russia; and Ust-Kamenogorsk, Kazakhstan. Lakeland sales personnel are located in 21 countries around the world.

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

Products
The following table summarizes our principal product lines, the raw materials used to manufacture them, their applications and end markets:

Product Line	Raw Material	Protection Against	End Users
● Limited use/disposable protective clothing
● Nonwoven polyethylene, Spunlaced blends, SMS, and spundbonded polypropylene fabrics and laminates are use in our Micromax®, Micromax NS, Micromax  and VP, ChemMax® 1, ChemMax® 2, Pyrolon®,CleanMAX® and numerous other products

● Contaminants, irritants, metals, chemicals, fertilizers, pesticides, acids, asbestos, PCBs, lead, dioxin and many other hazardous chemicals
● Viruses and bacteria (AIDS, streptococcus, SARS, Bird flu, hepatitis, and COVID-19)
● Integrated oil ● Chemical industries ● Pharmaceuticals ● Cleanrooms ● Public utilities ● Automotive and pharmaceutical industries ● Government (terrorist response) ● Laboratories ● Janitorial
● High-end chemical protective suits	● Patented and proprietary multilayer film laminates ● ChemMax® 3 and 4 ● Interceptor® ● Pyrolon® CRFR	● Chemical spills ● Toxic chemicals used in many varied manufacturing processes ● Terrorist attacks, biological and chemical warfare (sarin, anthrax and ricin)	● Integrated oil, chemical and nuclear industries ● Hazardous material teams ● Fire departments (hazmat) ● Government (first responders & law enforcement)
● Firefighting and heat protective apparel	● Para and meta aramid fabrics and blends, multilayer liners and moisture barriers	● Fire, burns and excessive heat	● Municipal, corporate and volunteer fire departments ● Wildland fire fighting ● Hot equipment maintenance personnel and industrial fire departments ● Oil well fires ● Airport crash rescue
● Durable woven garments	● polyester taffeta with conductinve thread ● Cotton/polyester blends ● Cotton ● Polyester ● FR cotton fabrics ● Para and metaAramid fabrics and blend ● Nylon	● Protects manufactured products from human contamination or static electrical charge ● Bacteria, viruses and blood borne pathogens ● Protection from Flash fires ● Electric Arc Flash
● General industrial applications
● Household uses
● Clean room environments
● Emergency medical ambulance services
● Oil and gas industry
● Petrochemcials
● Refineries
● Medical and laboratory facilities
● Electric and Gas Utilities

Products (con’t)
Product Line	Raw Material	Protection Against	End Users
● High Visibility Clothing	● Polyester mesh ● Solid polyester ● FR polyester mesh ● FR solid polyester ● Modacrylic ● Modacrylic antistatic ● FR cotton ● Nomex ● FR trim	● Lack of visibility ● Heat, flame, sparks ● Arc flash ● Static buildup, explosive atmospheres ● Fire, heat explosions	● Highway ● Construction ● Maintenance ● Transportation ● Airports ● Police ● Fire, EMS ● Electric, coal and gas utilities ● Extrication ● Confined space rescue
● Gloves and Sleeves
● Para aramid yarns
● Para aramid wrapped steel core yarns
● High Performance Polyethylene yarns (“HPPE”)
● Composite engineered yarns
● Nitrile, latex, natural rubber, neoprene, polyurethane compounds and mixtures thereof
		● Cuts, lacerations, heat, hazardous chemicals and dermatological irritants	● Integrated oil ● Automotive, glass and metal fabrication industries ● Chemical plants ● Food processing ● Electronic industries

MARKET VERTICAL
PRODUCT DIVISION	INDUSTRIAL	FIRE	CRITICAL ENVIRONMENT	UTILITIES
Disposables	✓		✓
Chemical	✓	✓	✓	✓
Fire/Industrial Heat	✓	✓
Wovens		✓	✓	✓
Performance Wear				✓
High Visibility	✓	✓		✓
Hand & Arm	✓

Limited Use/Disposable Protective Clothing
We manufacture a complete line of limited use/disposable protective garments, including coveralls, laboratory coats, shirts, pants, hoods, aprons, sleeves, arm guards, caps and smocks. Limited use garments can also be coated or laminated to increase splash protection against harmful inorganic acids, bases and other hazardous liquid and dry chemicals. Limited use garments are made from several different nonwoven fabrics. We use spunbonded polypropylene (SBPP), spundonded meltblow spunbond (SMS), hydroentangled woodpulp/polyester, and needlepunched fabrics. These fabrics can be used alone or in combination with films of varying composition, and/or topical chemical treatments to make our own trademarked fabrics, like Pyrolon® Plus 2, XT, CRFR, CBFR MicroMax®, MicroMax NS, CleanMax, Safegard®, Zonegard®, and ChemMax® 1, 2, 3, and 4, as well as our patented Interceptor fabric. We incorporate many sewing, heat sealing and taping techniques depending on the level of protection needed in the end use application.

Typical users of these garments include integrated oil/petrochemical refineries, chemical plants, automotive manufacturers, pharmaceutical companies, construction companies, coal, gas and oil power generation utilities and telephone utility companies, laboratories, mortuaries and governmental entities. Numerous smaller industries use these garments for specific safety applications unique to their businesses. Additional applications include protection from viruses and bacteria, such as Ebola, AIDS, streptococcus, SARS, hepatitis, and COVID-19 at medical facilities, laboratories, and emergency rescue sites. Clean manufactured and sterilized versions of our MicroMAX NS product, trademarked CleanMax, is used in aseptic laboratories to protect both the wearer and the product from cross contamination.

High-End Chemical Protective Suits
We manufacture and sell heavy duty chemical protective suits and protective apparel from our proprietary CRFR, ChemMax® 3, 4, Interceptor and other fabrics. These suits are worn by individuals on hazardous material teams and within general industry to provide protection from powerful, highly concentrated, toxic and/or potentially lethal chemicals and biological toxins. These suits are useful against toxic wastes at Superfund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as sarin, anthrax or ricin and mustard gas) and chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities, and volatile organic compounds (VOCs) in industrial applications, and protection from infectious diseases such as Avian Flu and Ebola. Our line of chemical protective clothing ranges in price from about $22 to $1,340 per garment.

We believe that we offer the most complete and cost-effective line of chemical protective garments available on the market today. Garments are certified to both NFPA, CE, ISO, as well as other international standards allowing us to offer products composed of these fabrics all over the world.

Our ChemMAX 3, 4 and Interceptor fabrics are supported by PermaSure®, an app based chemical database and permeastion modeler that allows our customers to quickly determine the safe use time for supported Lakeland garments, under specific environmental conditions for over 4,000 chemicals. This powerful tool allows Lakeland customers to safely minimize the chemical protective clothing cost by not having to default to the most protective garments available because chemical data is not available, or because there is not time to consult with the manufacturer. PermaSure can be used to model response scenarios so that contingency plans for response can be put in place. PermaSure is an excellent example of the kind of value-added expertise that Lakeland provides to its customers.

Firefighting and Heat Protective Apparel
We manufacture an extensive line of UL certified, NFPA compliant, structural firefighter protective apparel (turnout gear) for domestic and foreign fire departments. Our turnout gear is available both in standard stock patterns and custom configurations.

We offer basic firefighter turnout gear in the Attack (A10) and Battalion (B1) styles. Introduced in 2013 are the Battalion (“B2”) style with advanced ergonomic features and the Stealth style, with innovative features new to the fire industry.

We also manufacture each of the above styles in our UL certified, NFPA compliant, Proximity line for Aircraft Rescue Fire Fighting (“ARFF”) with aluminized shells.

We manufacture full lines of Fire service extrication suits in FR cotton, UL certified, NFPA compliant Wildland firefighting apparel in multiple fabrics and Aluminized Kiln entry/Approach suits to protect industrial workers from extreme heat encountered in foundrys, boiler rooms, and direct fired ovens.

We manufacture fire suits (turnout gear) at our facilities in China, Mexico and Alabama. Our turnout gear range in price from about $800 for standard fire department turnout gear to $2,000 for custom gear. Our Lakeland Fire® brand of firefighting apparel continues to benefit from ongoing research and development investment, as we seek to address the ergonomic needs of stressful occupations.

Durable Woven Garments
We manufacture and market a line of durable, launderable woven garments that complement our firefighting and heat protective offerings and provide alternatives to our limited use/disposable protective clothing lines. These products provide us access to the much larger woven industrial and health care-related markets. Woven garments are favored by customers for certain applications because of familiarity with and acceptance of these fabrics. These products allow us to supply and satisfy a wider range of our end users’ safety needs.

Our product lines include the following:

●
Electrostatic dissipative apparel used in electronics clean rooms.

●
Flame resistant (FR) meta aramid, para aramid and FR Cotton coveralls/pants/jackets used in petrochemical, refining operations, and electrical utilities.

●
Cotton and Polycotton coveralls, lab coats, pants and shirts.

●
FR fabrics containing blends of cotton, Modacrylic, meta aramid, para aramid, and viscose

Our reusable woven garments range in price from $30 to $200 per garment. We manufacture woven garments at our facilities in China, Mexico, Argentina and Alabama. We are continuing to relocate our woven protective coveralls and flame-retardant coveralls to our facilities in China, Mexico, Vietnam and India where lower fabric and labor costs allow increased profit margins.

High Visibility Clothing
Lakeland’s High-Visibility Division manufactures and markets a comprehensive line of reflective apparel meeting the American National Standards Institute (ANSI) requirements as well as multiple national standards around the world. The line includes vests, T-shirts, sweatshirts, jackets, coats, raingear, jumpsuits, hats and gloves.

Fabrics available include solid and mesh fluorescent, polyester, both inherently FR and FR treated fabrics, and Modacrylic materials, which meet the arc flash protective requirements for use by electrical utilities. The mesh modacrylic fabric, with its inherent FR capability, has a strong appeal to utility workers in warmer climates during spring and summer months (heat prostration).

Our High Vis FR/ARC rated rainwear is light-weight, soft, flexible and breathable, providing for a cooler garment. This product is intended for the Gas and Electrical Utility markets. The Lakeland ARC-X FR/PU garment exceeds all of the required ASTM arc flash and flash fire ratings for the Electric and Gas Utility market.

Our vest production occurs in our facilities in Alabama, Mexico and China. Much of this manufacturing is for custom products. Many corporations and agencies, such as State Departments of Transportation and large electric utilities, develop custom specifications which they feel are more efficient in meeting their specific needs than off-the-shelf product. We can also import significant quantities of product from China and Mexico to meet the demand for items in high volume commodity markets.

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

Gloves and Sleeves
We manufacture and sell specially designed glove and sleeve products made from Kevlar®, a cut and heat resistant fiber produced by DuPont, Spectra®, a cut resistant fiber made by Honeywell, and our own patented engineered yarns.  These gloves offer a better overall level of protection, lower worker injury rate, and are more cost effective than traditional leather, canvas or coated work gloves. These gloves allow workers to safely handle sharp or jagged unfinished sheet metal, are used primarily in the automotive, glass and metal fabrication industries.

We have patents for our Despro® and Despro® Plus products that provide greater cut and abrasion protection to the areas of a glove where injury is most likely to occur. For example, the areas of the thumb, thumb crotch and index fingers are made of heavier yarn than the balance of the glove, providing increased wear protection and longer glove life, reducing overall glove costs. This proprietary manufacturing process allows us to produce our gloves more economically and provide a greater value to the end user.

Quality
All of our manufacturing facilities are ISO 9001 or 9002 certified. ISO standards are internationally recognized manufacturing standards established by the International Organization for Standardization based in Geneva, Switzerland. To obtain ISO registration, our factories were independently audited to test our compliance with the applicable standards and norms. In order to maintain registration, our factories receive regular inspections by an independent certification organization. While ISO certification is advantageous in retaining CE certification of products, we believe that the ISO 9001 and ISO 9002 certifications help make us more competitive in the marketplace, as customers increasingly recognize the standard as an indication of conformity with industry best practices in manufacturing.

As we source more and more of our fabrics internationally and manufacture more products certified to various satandards we have installed laboratories in our China and U.S. facilities. These laboratories are critical for ensuring that our incoming raw materials meet our quality requirements, for research and development of new products or qualification of new fabrics, and evalution of new products against international standards. We continue to add new capabilities to these facilities to meet the requirements of new products and new standards.

Marketing and Sales
Domestically, we employ a field sales force, organized in four vertical sales groups, industrial sales, fire service, critical environment, and utilites, to better support customers and enhance marketing. We further leverage our in-house sales team with 52 independent sales representatives to a global network of approximately 1,600 safety and industrial supply distributors buy our products for resale and typically maintain inventory at the local level in order to assure quick response times and the ability to serve their customers properly.

Internationally, Lakeland has sales representatives in 21 countries outside of the US and selling products into more than 50 countries. Our sustainable market advantages continue to be our knowledge of global standards, the diversity of our product offering and the fact that we manufacture our own products. We provide our customers with an exceptionally broad product selection, high quality, and excellent customer service. We had no customers who accounted for 10% of sales or more in FY20 or FY19.

We seek to maximize the efficiency of our established distribution network through direct promotion of our products at the end user level. To this end, we have organized our sales teams into the previously mentioned vertical market teams to increase our ability to focus on sales of specific products and into specific markets. Additionally, we are motivating our distributors to engage in promotional activities aligned with our sales strategies via coop incentives. We advertise primarily through trade publications, and our promotional activities include sales brochures, emails and our website. We exhibit at both regional and national trade shows, such as the National Safety Congress, the American Industrial Hygiene Association (“AIHA”), the American Society of Safety Engineers “(ASSE”), the CIOSH, the COS+H and the A+A show in Dusseldorf, Germany.We believe that future international growth is sustainable in excess of the estimated industry organic growth rate of 7.0% to 7.5% (per Allied Market Research, “Global Disposable Protective Clothing Market 2019-2026”) in the coming year, but there can be no assurance in that regard, particularly in view of the descriptions due to the COVID-19 outbreak. This belief is based on our current estimates of market penetration, the introduction of higher value products and improved business intelligence and better planning afforded to us by our new ERP system .

Our Amazon sales continue to expand and with the added capabilities of our domestic ERP system, allowing us to use a third-party logistics warehouse (“3PL”). Use of a 3PL warehouse will remove a significant number of small shipments from our current distribution center in Decatur, Alabama, allowing for reduced delivery lead-times and better control of Amazon related shipping costs by placing these responsibilities with a contract warehouse that specializes in these smaller shipments and Amazon related communications. Once we have completed the rollout of our ERP system, we will concentrate our efforts on bringing Amazon shipping back “in house”.

 Suppliers and Materials
It is our policy, whenever possible, to qualify multiple vendors for our fabrics and findings. We frequently distribute our purchases among the the top two or three suppliers, based on pricing and delivery schedules, in order to keep multiple suppliers qualified and proficient in the manufacture of the raw materials that we require. Materials, such as polypropylene, polyethylene, polyvinyl chloride, spunlaced polyester, melt blown polypropylene and their derivatives and laminates, are available from 30 or more major mills. FR fabrics are also available from a number of both domestic and international mills. The accessories used in the production of our disposable garments, such as thread, boxes, snaps and elastics, are obtained from unaffiliated suppliers. We have not experienced difficulty in obtaining our requirements for these commodity component items.

Due to the high cost of freight for our nonwoven fabrics, we also seek to find multiple sources that are local to our manufacturing to emergency demand and shift manufacturing between our locations with greater ease.

Competition
We compete on the basis of our product quality, pricing, product availability, responsiveness to customers and manufacturing capability. Our business is highly competitive due to a few competitors who have monopolistic positions in the fabrics that are standards in the industry for disposable and high-end chemical suits. We believe that the barriers to entry in the disposable and reusable garments and gloves industries are relatively low as evidenced the by the increasing availability of distributor private label product in the marketplace. We face competition in some of our other product markets from large established companies that have greater financial, research and development, sales and technical resources. Where larger competitors, such as DuPont, Kimberly Clark, Ansell and Honeywell, offer products that are directly competitive with our products, particularly as part of an established line of products, there can be no assurance that we can successfully compete for sales and customers. Larger competitors outside of our Disposable and Chemical Suit Lines also may be able to benefit from economies of scale and technological innovation and may introduce new products that compete with our products.

We are continually seeking sources for our raw mateials in or near the various countries where we have manufacturing operations. Not only does this reduce freight costs, but it makes for a more robust supply chain that allows us to respond quickly.

The recent trade war with China, followed closely by the coronavirus (COVID-19) pandemic, may place a premium on our ability to manufacture in multiple countries to not only avoid increased duties, but also to ensure supply through emergency situations that may limit the ability of some suppliers to meet delivery requirements. In the near-term, this may reduce some of the pricing pressure on disposables and low end chemical garments that have become commodity products in many cases. It remains too early to know with certainty.

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

In recent years, due to increased demand by first responders for our chemical suits and fire gear, our growing sales into the southern hemisphere, and our development of non-seasonal products like CleanMAX, our historical seasonal pattern has shifted. In fact FY20 saw substaintially flat revenues for the last three quarters of the year (adjusting the fourth quarter for an increase in sales in the last two weeks related to the coronavirus outbreak). While we doubt that we will ever fully eliminate seasonality in our business, we continue our efforts to diminish its impact on revenues, operational results, working capital and cash flow, by focusing on sales into non-seasonal markets like clean rooms, electric utilities and the fire service markets.

Patents and Trademarks
We own 20 patents and have one patent in the application and approval process with the US Patent and Trademark Office. We own 56 trademarks and have six trademarks in the application and approval process. Intellectual property rights that apply to our various products include patents, trade secrets, trademarks and, to a lesser extent, copyrights. We maintain an active program to protect our technology, filing for patent and trademark protection in multiple countries where out product may be “knocked off” or where there exist significant sales of our products.

Employees
As of January 31, 2020, we had 1,829 full-time employees, 1,718, or 94%, were employed in our international facilities, and 111, or 6%, were employed in our domestic facilities. Approximately 1,500 of international employees are members of unions in their respective countries. We are not currently a party to any collective bargaining agreements or any other contracts with these unions. We believe our employee relations to be excellent.

Environmental Matters
We are subject to various foreign, federal, state and local environmental protection, chemical control, and health and safety laws and regulations, and we incur costs to comply with those laws. We own and lease real property, and certain environmental laws hold current or previous owners or operators of businesses and real property responsible for contamination on or originating from property, even if they did not know of, or were not responsible for the contamination. The presence of hazardous substances on any of our properties or the failure to meet environmental regulatory requirements could affect our ability to use or to sell the property, or to use the property as collateral for borrowing, and could result in substantial remediation or compliance costs.

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

Executive Officers of the Registrant
The following is a list of the names and ages of all of our executive officers indicating all positions and offices they hold with us as of April 15, 2020.

Name	Age	Position
Christopher J. Ryan	68	Executive Chairman
Charles D. Roberson	57	Chief Executive Officer, President and Secretary
Allen E. Dillard	60	Chief Financial Officer
Daniel L. Edwards	52	Senior Vice President Sales for North America

Christopher J. Ryan has served as our Executive Chairman of the Board since February 1, 2020. Mr. Ryan was our Chief Executive Officer and President from November 2003 to January 31, 2020, Secretary from April 1991, and a director since May 1986. Mr. Ryan was our Executive Vice President-Finance from May 1986 until becoming our President in November 2003. Mr. Ryan also worked as a Corporate Finance Partner at Furman Selz Mager Dietz & Birney, Senior Vice President-Corporate Finance at Laidlaw Adams & Peck, Inc., Managing-Corporate Finance Director of Brean Murray Foster Securities, Inc. and Senior Vice President-Corporate Finance of Rodman & Renshaw, respectively, between 1983 to 1991. Mr. Ryan served as a Director of Lessing, Inc., a privately held restaurant chain based in New York, from 1995 to 2008. Mr. Ryan received his BA from Stanford University, his MBA from Columbia Business School and his J.D. from Vanderbilt Law School. Mr. Ryan’s qualifications to serve on our board include his business and legal education as well as his lengthy experience as a director at our Company and at other companies.

Charles D. Roberson has served as our Chief Executive Officer, President and Secretary since February 2020. Previously he served a Chief Operations Officer from July 2018. From 2009 to July 2018, he was our Senior Vice President, International Sales. Mr. Roberson joined our Company in 2004 as Technical Marketing Manager; was instrumental in development of our ChemMAX and Interceptor fabrics and represented Lakeland to various standards writing bodies, and later served as International Sales Manager. Prior to joining the Company, Mr. Roberson was employed by Precision Fabrics Group, Inc. as a Market Manager from 1995-2001 and as a Nonwovens Manufacturing Manager from 1991-1995. He began his career as a manufacturing manager for Burlington Industries, Inc. in its Menswear Division from 1985-1991.

Allen E. Dillard has served as our Chief Financial Officer since August 2019.  Mr. Dillard was Chief Financial Officer of Digium, Inc., a provider of telecommunications solutions from September 2015 to August 2019.  Mr. Dillard served as Chief Executive Officer of Mobular Technologies, Inc., a technology solutions provider from September 2003 to September 2015.  Mr. Dillard has also served as CFO/Treasurer for Nichols Research Corporation and Wolverine Tube, Inc. and was a senior manager at EY.

Daniel L. Edwards has been our Senior Vice President Sales for North America since March 2017 after most recently serving as our Vice President of USA Sales since March 2013. Mr. Edwards has been employed by us in various capacities since joining Lakeland in 2005, including as our National Accounts Manager and Eastern Regional Sales Manager. Prior to joining the Company, Mr. Edwards was a Senior Market Manager at Precision Fabrics Group, Inc., where he began his career in 1990 and held various roles at that company including manufacturing, technical and quality management and sales manager.

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
Because most of our products are manufactured at our facilities located in China, Vietnam, Mexico, Argentina and India, our operations are subject to risk inherent in doing business internationally. Such risks include the adverse effects on operations from corruption, war, international terrorism, civil disturbances, political instability, government activities such as border taxes and renegotiation of treaties, deprivation of contract and property rights and currency valuation changes.

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

A terrorism attack, other geopolitical crisis, or widespread outbreak of an illness or other health issue, such as the COVID-19 Coronavirus outbreak, could negatively impact our domestic and/or international operations.
Our global operations are susceptible to global events, including acts or threats of war or terrorism, international conflicts, political instability, and natural disasters. The occurrence of any of these events could have an adverse effect on our business results and financial condition.

We are also susceptible to a widespread outbreak of an illness or other health issue, such as the recent COVID-19 coronavirus outbreak first reported in Wuhan, Hubei Province, China in December 2019 ("COVID-19 virus"), resulting in tens of thousands of confirmed cases identified around the world and in countries in which we conduct business. The outbreak has caused governments to implement quarantines, implement significant restrictions on travel, closed schools and work places, and implement work restrictions, all of which can impair normal business operations. Globally air travel has been significantly interrupted as has air freight, ocean freight, and even truck deliveries.

As a result of pandemic outbreaks, businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates may require forced shutdowns of our facilities for extended or indefinite periods. In addition, these widespread outbreaks of illness could adversely affect our workforce resulting in serious health issues and absenteeism. Pandemic outbreaks could also interfere with general commercial activity related to our supply chain and customer base, which could have an adverse effect on our financial condition and operational results. If our operations are curtailed, we may have to shift manufacturing, if available, to another Lakeland facility which may be more expensive and limit our manufacturing capacity. Our Raw materials sources may not be available or may be delayed in shipments to us, impacting our ability to deliver to our customers, negatively impacting our operational results and financial condition . Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of operations.

The COVID-19 Pandemic Poses Threat to Manufacturing Capacity and Temporary Disruption of Operations.
While we have seen increased sales and order activity since the outbreak of COVID-19, we believe that some customers, distributors and end users alike, are stockpiling product and placing orders to assure a continued supply of garments through the duration of this event.  The ability of our industry to ramp up production to meet demand, and how long the pandemic lasts, will have a direct impact on the amount of inventory remaining in distribution channels once the pandemic subsides.  This factor, coupled with the possibility of economic recession, could have a deleterious impact on sales of disposable and chemical products for a significant period that could negatively impact our revenues, manufacturing efficiencies and subsequently our profitability.  In order to mitigate this risk, we are attempting to increase market penetration in our existing disposable and chemical businesses and increase sales of non-COVID-19 impacted product lines (fire service, flame and arc flash garments, and high visibility) in order to secure new long term customers.  Our ability to increase market penetration and grow non-COVID-19 product lines is predicated upon our continued ability to manufacturer at maximum capacity, however there can be no guarantees that our manufacturing will not be negatively impacted by the pandemic or government responses to it.

There is a risk that government responses to thwart the spread of the virus, in the form of local or regional quarantine or shelter-in-place orders, could require temporary curtailment of our manufacturing operations, or prevent the export of our products from the country of origin.  In such cases, Lakeland’s inability to deliver product would negatively impact sales and our contingency plans for post-COVID-19 recession with realization of the aforementioned negative impact on financial performance.  The geographic dispersion of our manufacturing facilities, China, Vietnam, India, and Mexico reduces the likelihood that all facilities would be impacted simultaneously by such government response .  The fact that personal protective equipment (PPE) (face masks, garments, gloves, and face protection) are in high demand globally for medical care and institutional cleaning will allow Lakeland to claim “essential industry” status, in the event of government imposed general industrial shutdown or quarantine.  While such a claim may allow us to continue manufacturing, it may also result in a government restriction on export of our products, as government may seek local benefit from our continued operation.  In such a case, our sales may suffer, depending on selling prices, and our ability to service other markets would likely be impeded as would our ability to increase market penetration and shift sales to other product lines.

Consistent with our belief that we qualify as an “essential industry” in the countries where we manufacture and distribute products, we have taken actions to protect our work force and workplaces from the virus.  We have restricted travel domestically and internationally, set up for our sales force to work remotely and have virtual customer meetings, implemented continuous disinfecting of our workplaces, and set up employees whose jobs allow it to work remotely.  We have advised all of our employees in proper care and hygiene to prevent the spread of the virus.  While these measures serve to reduce the possibility of transmission of the virus within our workplaces, they do not assure that our employees will not contract the virus or bring it into the workplace.  Were such an event to be widespread enough, our manufacturing and/or distribution could be disrupted to varying degrees up to and including a shutdown, with the aforementioned deleterious impact on our financials and contingency planning for recession.

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

We are also exposed to foreign currency exchange rate risks as a result of our sales to customers in foreign countries in the amount of $51.9 million in FY20. Our sales in these countries are usually denominated in the local currency. If the value of the US dollar increases relative to these local currencies, and we are unable to raise our prices proportionally, then our profit margins could decrease because of the exchange rate change.

We are exposed to changes in foreign currency exchange rates as a result of our purchases and sales in other countries. To manage the volatility relating to foreign currency exchange rates, we seek to limit, to the extent possible, our non-US dollar denominated purchases and sales.

In connection with our operations in China, we purchase a significant amount of products from outside of the United States. However, our purchases in China are primarily made in the RMB, the value of which has floated for the last 4 years, therefore we have been exposed to additional foreign exchange rate risk on our Chinese raw material and component purchases.

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
Although we formally completed the terms of the “Shares Transfer Agreement”, pursuant to which our entire equity interest in our former Brazilian subsidiary (“Lakeland Brazil”) was transferred during the fiscal year ended January 31, 2016, we may continue to be exposed to certain liabilities arising in connection with the operations of Lakeland Brazil, which was shut down in late March 2019. We understand that under the laws of Brazil, a parent company may be held liable for the liabilities of a former Brazilian subsidiary in the event of fraud, misconduct, or under various theories. In this respect, as regards labor claims, a parent company could conceivably be held liable for the liabilities of a former Brazilian subsidiary. Although we would have the right of adversary system, full defense and due process, in case of a potential litigation, there can be no assurance as to the findings of the courts in Brazil. For this reason we have worked with Brazilian legal counsel to settle all open labor claims against the former subsidiary in order to mitigate this risk.

The implementation of our ERP system had, and may continue to have, an adverse effect on operating results.
We suffered a net loss of $1.9 million in the fourth quarter of fiscal 2019, and the implementation on August 1, 2019 of our ERP system was a factor.  Such software application enables us to better manage and interpret important parts of our business. Implementation is a complex task, often initially causing difficulties and adversely effecting operations of implementing companies. While we have completed three consecutive quarters of what we consider normal operational results, we have only implemented the ERP system in 50% of the Company, and there is risk with each implementation that is directly proportional to the percent of manufacturing conducted by, or the percent of revenue generated by the applicable foreign operation. Rollout to our foreign subsidiaries is scheduled to take place beginning in Q3 FY21 and continue through FY22.

InFY20 we have identified a material weakness in our internal controls over financial reporting. If we continue to fail maintaining proper and effective internal controls or are unable to remediate a material weakness in our internal controls, our ability to produce accurate and timely financial statements could be impaired, and investors’ views of us could be harmed.
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis involves substantial effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2020. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO). As a result of this assessment, management identified a material weakness in our internal controls over financial reporting related to inventory valuation. A description of this material weakness can be found in Item 9A of this report. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s financial statements will not be prevented or detected on a timely basis. Upon our discovery of this material weakness, extensive procedures were performed to validate completeness and accuracy of underlying data and we determined and began implementation of a remediation plan.

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

We may be adversely effected by the withdrawal of the United Kingdom from the European Union
Our performance depends in part on general economic conditions affecting all countries in which we do business. In March 2017, the United Kingdom announced its decision to exit the European Union (“Brexit”). The U.K.'s withdrawal was completed effective January 31, 2020. Our business in the U.K. and/or the E.U. may be adversely affected by the uncertainty surrounding the future relationship between the U.K. and the E.U.  Brexit and any uncertainty with respect thereto could adversely impact consumer demand and create significant currency fluctuations. In addition, we could be adversely impacted by changes in trade policies, labor, tax or other laws and regulations, intellectual property rights and supply chain logistics. We may incur additional costs as it addresses any such changes. All or any one of these factors could adversely affect our business, revenue, financial condition and results of operations.

Our results of operations may vary widely from quarter to quarter.
Our quarterly results of operations have varied and are expected to continue to vary in the future. These fluctuations may be caused by many factors, including:

●
Currency volatility

●
Global crisis, such as the Ebola outbreak, oil spills, or COVID 19;

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

●
Availability of raw materials due to unanticipated demand or lack of precursors (oil and gas);

●
Changes in the mix of domestic and international sales;

●
Personnel changes; and

These variations could negatively impact our stock price.

Some of our sales are to foreign buyers, which exposes us to additional risks.
We derived approximately 48% of our net sales from customers located in foreign countries in FY20. We intend to seek to increase the amount of foreign sales we make in the future. The additional risks of foreign sales include:

●
Potential adverse fluctuations in foreign currency exchange rates;

●
Higher credit risks;

●
Restrictive trade policies of the US foreign governments;

●
Currency hyperinflation and weak banking institutions;

●
Changing economic conditions in local markets;

●
Political and economic instability in foreign markets;

●
Changes in leadership of foreign governments;

●
Export restrictions due to local states of emergency for disease or illness; and

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

We are exposed to tax expense risks.
On December 22, 2017, federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law. The 2017 Tax Cuts and Jobs Act (the Tax Act) reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018. The Tax Act requires us to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our US deferred tax assets as well as reassessing the net realizability of our deferred tax assets. The Company completed this re-measurement and reassessment in FY18. While the Tax Act provides for a modified territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The proposed regulations were not finalized as of January 31, 2019. The regulations were finalized as of June 14, 2019. Re-measurement and reassessment of the GILTI tax as it is currently written resulted in a charge to tax expense of $1.0 million for FY20 and $0.6 million for FY19. The Company intends to account for the GILTI tax in the period in which it is incurred. Though this non-cash expense had a materially negative impact on FY20 earnings, the Tax Act also changes the taxation of foreign earnings, and companies generally will not be subject to United States federal income taxes upon the receipt of dividends from foreign subsidiaries.

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
As a result of the Loan Agreement the Company entered into on May 10, 2017 we currently have a $20 million revolving credit facility, expiring May 10, 2020. Our credit facility requires, and any future credit facilities may also require, among others that we comply with specified financial covenants relating to fixed charge coverage and maximum capital expenditures. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business, including a limitation on annual investments and advances we can make to foreign subsidiaries. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our current credit facilities, and it is likely that our future lenders will have security interests in our assets. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business. The Company is currently negotiating with a prospective lender to replace the current Loan Agreement. We cannot be certain that those negotiations will be successful or that the terms of any arrangement will be any more favorable than those under the current Loan Agreement.

Because we do not have long-term commitments from many of our customers, we must estimate customer demand, and errors in our estimates could negatively impact our inventory levels and net sales.
Our sales are generally made on the basis of individual purchase orders, which may later be modified or canceled by the customer, rather than on long-term commitments. We have historically been required to place firm orders for fabrics and components with our suppliers prior to receiving an order for our products, based on our forecasts of customer demands. Our sales process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates, causing excess inventory to accrue or a lack of manufacturing capacity when needed. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or not at all. As a result, we would have excess inventory, which would negatively impact our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would lose sales opportunities, lose market share and damage our customer relationships. On occasion, we have been unable to adequately respond to delivery dates required by our customers because of the lead time needed for us to obtain required materials or to send fabrics to our assembly facilities in China, Vietnam, India, and Mexico. We must recruit and retain skilled employees, including our senior management, to succeed in our business.

We face competition from other companies, a number of which have substantially greater resources than we do.
Four of our competitors, DuPont, Honeywell, Ansell and Kimberly Clark, have substantially greater financial, marketing and sales resources than we do. In addition, we believe that the barriers to entry in the disposable and reusable garments and gloves markets are relatively low. We cannot assure you that our present competitors or competitors that choose to enter the marketplace in the future will not exert significant competitive pressures. Such competition could have a material adverse effect on our net sales and results of operations.

Our operations are substantially dependent upon key personnel.
Our performance is substantially dependent on the continued services and performance of our senior management and certain other key personnel, including Charles D. Roberson, our Chief Executive Officer, President and Secretary, Allen E. Dillard, our Chief Financial Officer, Daniel L. Edwards, our Senior Vice President Sales for North America and Christopher J. Ryan, our Executive Chairman. The loss of services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations. In addition, any future expansion of our business will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing, customer service and manufacturing personnel, and our inability to do so could have a material adverse effect on our business, financial condition and results of operations.

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
As of January 31, 2020, our directors and executive officers beneficially owned or could vote approximately 6.7% of the outstanding shares of our common stock. As a result of their ownership of common stock and their positions in our Company, our directors and executive officers are able to exert significant influence on our Company and on matters submitted to a vote by our stockholders. In particular, as of January 31, 2020, Christopher J. Ryan, our Executive Chairman, beneficially owned or votes approximately 5.4% of our common stock. The ownership interests of our directors and executive officers, including Mr. Ryan, could have the effect of delaying or preventing a change of control of our Company that may be favored by our stockholders generally.

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
We are prohibited from declaring or paying any dividends to our common stockholders without the prior consent of our lenders. Further, we have not paid dividends on our common stock since August 2006 and we do not anticipate, if permitted, paying any dividends in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our owned and leased facilities are suitable for the operations we conduct in each of them. Each manufacturing facility is well maintained and capable of supporting higher levels of production. The table below sets forth certain information about our principal facilities.

Address	Annual Rent	Lease Expiration	Principal Activity

Lakeland Industries, Inc. ● 202 Pride Lane SW; and ● 3420 Valley Avenue; and ● 201 Pride Lane SW Decatur, AL 35603	Owned	N/A	Administration Manufacturing Warehouse Sales

Lakeland Protective Wear Inc. 59 Bury Court Brantford, ON N3S 0A9 - Canada	Owned	N/A	Sales Warehouse

Weifang Lakeland Safety Products Co., Ltd. Plant #1 No. 61 South Huaan Road, AnQui City, Shandong Province, PRC 262100	Owned(1)	N/A	Administration Manufacturing Warehouse Sales

Industrias Lakeland S.A. de C.V. Carretera a Santa Rita, Calle Tomas Urbina #1 Jerez de Garcia, Salinas, Zacatecas, Mexico	Owned	N/A	Administration Manufacturing Warehouse Sales

Industrias Lakeland S.A. de C.V. Carretera a Santa Rita, Calle Tomas Urbina #1 Jerez de Garcia, Salinas, Zacatecas, Mexico	Owned	N/A	Land Only

Porto Rico Street, Lots 16/17/18 Granjas Rurais, Salvador	Owned	N/A	Land and building held for sale

Lakeland Industries, Inc. 1701 4th Avenue SE Decatur, AL 35603	$24,000	Month to month	Warehouse

Total Warehouse, Inc. 3030 North Lamb Blvd, Ste 103 Las Vegas, NV 89115	By case	Annual – auto renew	Warehouse

Safety Pro, LLC 7101 North Loop East Houston, TX 77028	$63,120	Annual – auto renew	Warehouse

Address	Annual Rent	Lease Expiration	Principal Activity

Lakeland Argentina, SRL Cuba 4870 San Martin Provincia de Buenos Aires, Argentina	$93,000	11/30/2020	Administration Manufacturing* Warehouse Sales

Lakeland Industries Chile Limitado Roman Spech 3283, Comunica Quinta Normal, Santago, Chile	$59,000	1/31/2021	Administration Warehouse Sales

Lakeland (Beijing) Safety Products Co., Ltd. Unit 503, Building B, Sinolight Plaza No. 4 Wangjing Qiyang Road, Chaoyang District Beijing 100102 PRC	$42,000	5/31/2021	Sales

Lakeland (Beijing) Safety Products Co., Ltd. Unit 502, Building B, Sinolight Plaza No. 4 Wangjing Qiyang Road, Chaoyang District Beijing 100102 PRC	$18,000	5/31/2021	Sales

Lakeland (Beijing) Safety Products Co., Ltd. Xiaodian Logistic Park, Xiaodian Village Beichen District, Tianjin, PRC	$60,000	10/09/2021	Warehouse

Lakeland (Beijing) Safety Products Co., Ltd. Unit 602, Building A, Number 169 Shengxia Road Zhangjian Hi-tech Park, Pudong, Shanghai, PRC	$36,000	07/31/2022	Sales Office

Lakeland Glove and Safety Apparel Private, Ltd. Plots 50, Noida Special Economic Zone Noida, India	$1,500 (2)	11/13/2028	Warehouse Sales

Lakeland Glove and Safety Apparel Private, Ltd. Plots 81, Noida Special Economic Zone Noida, India	$1,300 (2)	03/29/2024	Warehouse Sales

Lakeland Glove and Safety Apparel Private, Ltd. A-67, Sector 83 Noida, District-Gautam Budh Nagar, India	$12,000	8/31/2020	Manufacturing Sales

Lakeland Glove and Safety Apparel Private, Ltd. A-67, Sector 83 – 1st Floor Noida, District-Gautam Budh Nagar, India	$12,240	8/31/2020	Sales

Lakeland India Private Ltd. A-67, Sector 83 – 2nd Floor Noida, District-Gautam Budh Nagar, India	$1,704	8/31/2020	Manufacturing

Address	Annual Rent	Lease Expiration	Principal Activity
Art Prom, LLC Varashilova Street 5/1, Ust-Kamnogorsk, Kazakhstan, 070002	$1,100	12/31/2020	Manufacturing* Warehouse Sales

RussIndProtection, Ltd. 201, vlad. 4B, str.1, 38km, MKAD Moscow, Russia 117574	$5,600	10/31/2020	Warehouse Sales

SpecProtect LLC 192012, St. Petersburg, Obukhov Defense Ave., d. 271, lit, A	$7,309	12/31/2020	Warehouse Sales

Lakeland Industries Europe Ltd. Unit 9/10 Park 2, Main Road New Port, East Yorkshire HU15 2RP United Kingdom	Approximately $66,000 (varies with exchange rates)	March 2023 (with 8-year review period from 4/2011	Warehouse Sales

Lakeland (Vietnam) Industries Co., Ltd. Hemlet No.8, Xuan Trung Commune, Xuan Truong District, Nam Dinh Province, Vietnam	$360,000	1/20/2022	Administration Manufacturing Warehouse Sales

Lakeland Industries Pty Ltd Unit 12, Susan J Smith & Co, 1140 Nepean Highway Mornington, Australia 3931	$22,000	07/31/2021	Business Address – Accounting

(1) We own the buildings in which we conduct the majority of our manufacturing operations in China and lease the land underlying the buildings from the Chinese government. We have 27 years remaining under the leases with respect to the AnQui City facilities.
(2) We lease the underlying land from the SEZ, but we own the buildings on Plots 50 & 51.
* A small amount of manufacturing is done locally, but most sales are made in other Lakeland facilities.

Our manufacturing facilities in Alabama, Mexico, China, Vietnam, India, and Argentina contain equipment used for the design, development, manufacture and sale of our products. Our other operations in Canada, United Kingdom, Poland, Chile, Uruguay, Hong Kong, China, Russia, Kazakhstan, and Australia are primarily sales and warehousing operations receiving goods for resale from our manufacturing facilities around the world. We had $3.32 million and $3.87 million of net property and equipment located in the US; $3.19 million and $3.17 million in Asia; $2.17 million and $2.14 million in Mexico as of January 31, 2020 and 2019, respectively.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to litigation arising in the ordinary course of our business. We are not currently a party to any litigation or other legal proceedings that we believe could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows. See Note 12 to the consolidated financial statements related to legal matters in respect of our former subsidiary in Brazil and its relation to the Company.

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

	Price Range of Common Stock
	High	Low
Fiscal 2020
First Quarter	$12.69	$11.01
Second Quarter	12.91	9.98
Third Quarter	12.12	10.32
Fourth Quarter	16.10	10.03
Fiscal 2019

First Quarter	$13.90	$12.70
Second Quarter	15.95	13.25
Third Quarter	13.90	12.60
Fourth Quarter	14.33	10.13

Holders
Holders of our Common Stock, approximately 28 of record, are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders. No cumulative voting with respect to the election of directors is permitted by our Articles of Incorporation. The Common Stock is not entitled to preemptive rights and is not subject to conversion or redemption. Upon our liquidation, dissolution or winding-up, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding stock that may be issued in the future having prior rights on such distributions and payment of other claims of creditors. Each share of Common Stock outstanding as of the date of this Annual Report is validly issued, fully paid and nonassessable.

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

Stock Repurchase Program
On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. During the year ended January 31, 2020, the Company repurchased 47,153 shares of stock, for approximately $506,000, inclusive of commissons. The Company has repurchased 152,801 shares of stock under this program as of the date of this filing for $1,671,188, inclusive, of commissions.

During the fourth quarter of FY20, stock repurchases were as follows:
	(a)Total number of shares (or units) purchased	(b)Average price paid per share (or unit)($)	(c)Total number of shares (or units) purchased as part of publicly announced plans or programs	(d)Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs($)
12/01/19-12/31/19	23,845	10.81	23,845	900,000
01/01/20-01/31/20	14,108	10.76	14,108	800,000
Total	37,953	10.79	37,953	800,000

Registration Statement
On March 24, 2017, the Company filed a shelf registration statement on Form S-3 which was declared effective by the SEC on April 11, 2017. The shelf registration statement permits the Company to sell, from time to time, up to an aggregate of $30 million of various securities, including shares of common stock, shares of preferred stock, debt securities, warrants to purchase common stock, preferred stock, debt securities, and/or units, rights to purchase common stock, preferred stock, debt securities, warrants and/or units, units of two or more of the foregoing, or any combination of such securities, not to exceed, should the value of our common stock held by non-affiliates be less than $75.0 million, one-third of the Company’s public float in any 12-month period. The public offering of common stock effectuated by the Company in FY18, the gross proceeds of which were $10.1 million, was pursuant to this Registration Statement.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

You should read the following summary together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this Form 10-K and in the documents that we incorporate by reference into this Form 10-K. This document may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. In this Form 1-K, (a) “FY” means fiscal year; thus for example, FY20 refers to the fiscal year ended January 31, 2020 and (b) “Q” refers to a quarter; thus, for example, Q4 FY20 refers to the fourth quarter of the fiscal year ended January 31, 2020.

Overview; Response to COVID-19 Outbreak
FY20 revenue growth was led by the Americas (US, Canada, Latin America, and Mexico). Other markets experienced essentially flat revenue results. Growth in the Americas can be attributed to general economic conditions, high finished goods inventory levels allowing for lead-time reduction, and an increase in direct container sales to customers in the US and Canada. The second half of FY20 saw headwinds due to contentious trade negotiations between the US and China, which resulted in decreased sales in China and necessitated a shift in the manufacture of US products from China to Vietnam in order provide uninterrupted supply to our US customers. The revenue short fall in China was somewhat ameliorated by increased late January sales of limited use/disposable protective clothing of approximately $0.99 million in China in response to orders related to the COVID-19 virus outbreak. The US also saw a late Q4 sales increase of for COVID-19 related products. Overall, coronavirus related sales during the last weeks of January totaled $1.2 million to $1.5 million and accounted for the Q4 revenue growth over Q3 FY20. European sales were flat year over year largely because of second half uncertainty over whether or not Brexit would be successfully negotiated or not and increased pricing pressure on our disposable and chemical sales within Europe. Gross margins improved continually throughout the year, returning to normal levels of 37.7% in Q4 and 35.2% for the year as our ERP system allowed us to gain control of our freight in costs, and direct container shipments increased into North America. Operating expenses as a percentage of sales decreased from 30.6% in FY19 to 29.7% in FY20.

The last two weeks of FY20 were dominated by response to the COVID-19 outbreak. The virus’ progression into a global pandemic will likely impact our business throughout the entirety of FY21. In the near term, increased demand for our disposable product lines and to some extent our lower end chemical lines, combined with our high inventory levels will produce sales revenues beyond our sustainable manufacturing capacity on an annualized basis. We anticipate strong sales through Q1 and Q2 of FY21, and the possibility of a recession, and consumer stockpiled inventories, that may temper demand within our regular markets in the second half of the year. We believe that once the pandemic subsides, there will likely be an eventual secondary government-based pandemic demand as governments around the world seek to replenish and perhaps increase their PPE stockpiles in an effort to correct the deficiencies exposed by COVID-19. This stockpiling will be filled in part by inventory that is in the distribution channels as the pandemic ends, When governments will issue RFQs for additional product is unknown, but could take as long as a year in some cases. For these reasons we are maximizing our manufacturing capacity in the near-term and preparing for a slower second half to last quarter of the year.

Lakeland’s strategy for response to these “black swan” events is to remain focused on our long term growth strategies and tailor our response to these events so as to accelerate our strategic plans. We believe that focusing on our long-term growth strategy is also a solid strategy for minimizing the impact of any post-pandemic recession. In this particular case, our long-term strategy for revenue and margin improvement is to increase market penetration into markets that use higher value, higher margin products, that are recession resistant. Our manufacturing flexibility allows the company to maximize the manufacture of disposable and chemical garments without degrading its ability to supply higher end, flame resistant and arc flash resistant garments. In order to maximize our response to pandemic demand, we are running our disposables and chemical manufacturing 12 hours per day, 7 days per week and we have significantly reduced the number of SKUs in these product lines in order to maximize efficiencies. This will have the effect of increasing throughput and reducing manufacturing costs to mitigate any raw materials prices increases. Additionally, by focusing on a few core styles, we believe we can minimize the impact on inventory of any production over run when the pandemic subsides. In short, Lakeland is responding to COVID-19 as it did to Ebola and Avian Flu in 2015. We are not deviating from our growth strategy, rather we are looking to utilize the short-term, increased demand as a catylast to accelerate attainment of growth objectives.

On December 22, 2017, federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law. The 2017 Tax Cuts and Jobs Act (the Tax Act) reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018. The Tax Act requires us to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our US deferred tax assets as well as reassessing the net realizability of our deferred tax assets. The Company completed this re-measurement and reassessment in FY18. While the Tax Act provides for a modified territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The proposed regulations were not finalized as of January 31, 2019. The regulations were finalized as of June 14, 2019. Re-measurement and reassessment of the GILTI tax as it is currently written resulted in a charge to tax expense of $1.0 million for FY20 and $0.6 million for FY19. The Company intends to account for the GILTI tax in the period in which it is incurred. Though this non-cash expense had a materially negative impact on FY20 earnings, the Tax Act also changes the taxation of foreign earnings, and companies generally will not be subject to United States federal income taxes upon the receipt of dividends from foreign subsidiaries.

The personal protective equipment market continues to grow worldwide at an estimated rate of 7.0% to 7.5%, prior to the COVID-19 pandemic, as developing countries increasingly adopt protection standards similar to those of North America and Europe, and standards in more mature markets become more stringent, cover more workers, and more hazards. This growth rate will likely be impacted by the COVID-19 pandemic and resultant post-pandemic economic conditions, however these fundamental growth drivers will remain in place. Management believes Lakeland is uniquely positioned to take advantage of these trends with its presence in many major and high growth potential markets worldwide. However, management also understands that significant investment in these markets in terms of sales personnel, sales collateral and improved distribution (local warehousing) is required for the Company to realize its goals for growth in revenue and income as many of these markets become more competitive.

In order to promote future improvements in operating income, cash availability, and business outlook, the Company made multiple investments in operations and organizational expansion. Additional personnel in sales and marketing have been hired worldwide in order to increase penetration in existing markets and pursue new sales channels. On February 1, 2020, we relocated our corporate offices from New York to our Decatur, AL facility where we have hired additional personnel to improve centralized planning, finance, and IT support throughout the organization. New equipment has been purchased to increase manufacturing capacity and efficiency as well as to replace older equipment. New manufacturing facilities in Vietnam and India commenced production in FY19 and continued to add capacity until the latter half of FY20 when inventory levels necessitated curtailment. Curtailment of these operations was ended at all facilities in early February as C0VID-19 sales begain to escalate. New accounting and operations software is being installed to improve processes, planning, and access to sales, financial, and manufacturing data. Additionally we continue to explore new fabrics and new technologies that may improve our product offerings and/or profitability. Management believes the Company’s ability to compete for the global opportunities in its industry are being enhanced.

We manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. All Lakeland products either protect the wearer from something in their environment, or protect a product or process from the wearer. Our products must meet minimum performance requirements defined by industry best practice, and/or international or local standards.

Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a global network of approximately 1,600  safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, heavy and light industry, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industries (electrical, natural gas, and water). In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the US Food and Drug Administration. Internationally, we sell to a mixture of end users directly, and to industrial distributors depending on the particular country and market. Sales are made in more than 50 foreign countries, the majority of which were into China, the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India and Southeast Asia. In FY19 we had net sales of $99.0 million and $107.8 million in FY20.

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. In FY19, we opened manufacturing facilities in Vietnam and India. Our facilities and capabilities in China, Mexico, Vietnam and India allow access to a less expensive labor pool than is available in the United States of America and permit us to purchase certain raw materials at a lower cost than they are available domestically. As we have increasingly moved production of our products to our facilities in Mexico, China, India and Vietnam, we have seen improvements in the profit margins for these products. Our net sales attributable to customers outside the United States of America were $51.9 million and $49.1 million for the years ended January 31, 2020 and 2019, respectively.

We anticipate our R&D expenses to remain essentially the same in FY21 as in FY20 at approximately $0.7 million as we continue to develop vertical product lines for new markets and expand production of existing product lines to our new manufacturing facilities in Vietnam and India. R&D expense will include material testing as we seek new raw material sources nearer to our new manufacturing facilities.

Critical Accounting Policies and Estimates
Revenue Recognition. Substantially all the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses, and for the years ended in FY20 and FY19 aggregated approximately $3.3 million and $2.7 million, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

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

	Year Ended January 31, (in millions of dollars)
	2020	2019
External Sales by region:
USA	$55.89	$49.88
Other foreign	3.66	3.02
Europe (UK)	9.35	9.42
Mexico	2.82	3.51
Asia	18.15	18.00
Canada	9.64	8.56
Latin America	8.30	6.62
Consolidated external sales	$107.81	$99.01

	Year Ended January 31, (in millions of dollars)
	2020	2019
External Sales by product lines:
Disposables	$53.42	$53.18
Chemical	22.96	18.03
Fire	8.63	5.98
Gloves	3.12	3.22
Hi-Vis	7.75	6.99
Wovens	11.93	11.61
Consolidated external sales	$107.81	$99.01

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

Impairment of Long-Lived Assets. The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The Company measures any potential impairment on a projected undiscounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. At January 31, 2019, a non-cash impairment charge was recorded to reflect the change in the carrying value from $0.2 million to $0.0 million as the Company believed there was no recoverable value for the asset held for sale previously on the Company’s consolidated balance sheet.

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

Net Income Per Share
Basic net income per share is based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted net income per share is based on the weighted average number of common shares and common stock equivalents. The diluted net income per share calculation takes into account unvested restricted shares and the shares that may be issued upon exercise of stock options and warrants, reduced by shares that may be repurchased with the funds received from the exercise, based on the average price during the fiscal year.

Significant Balance Sheet Fluctuation January 31, 2020, as Compared to January 31, 2019
Balance Sheet Accounts. Cash increased by $1.8 million, primarily as a result of increased profitability, improved accounts receivable collection efficiency, an increase in inventory turns, and a net increase in current liabilities. Accounts receivable was increased due to an increase in sales. Inventory was increased $1.9 million due to the increase in sales, albeit at a slower rate as inventory turns were increased. Accounts payable, accrued compensation, and other accrued expenses increased $0.8 million due to an increase in accounts payable for raw material purchases offset by a reduction in accrued legal expenses. Treasury stock increased $0.5 million due to repurchases under the stock buyback program approved in October 2016.

Results of Operations
The following table sets forth our historical results of continuing operations for the years and three-months ended January 31, 2020 and 2019 as a percentage of our net sales from operations.

	For the Three Months Ended January 31, (Unaudited)		For the Year Ended January 31,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.3%	72.3%	64.8%	65.8%
Gross profit	37.7%	27.7%	35.2%	34.2%
Operating expenses	31.6%	33.7%	29.7%	30.6%
Operating profit (loss)	6.1%	(6.0)%	5.5%	3.6%
Other income, net	0.1%	0.1%	0.0%	0.0%
Interest expense	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Income (loss) before tax	6.1%	(6.0)%	5.3%	3.5%
Income tax expense (benefit)	1.9%	1.6%	2.3%	2.0%
Net income (loss)	4.3%	(7.6)%	3.0%	1.5%

Net Sales. Net sales increased to $107.8 million for the year ended January 31, 2020 compared to $99.0 million for the year ended January 31, 2019, an increase of 8.9%. Sales in the US increased $6.0 million or 12% primarily due to a reduction in lead times as we began to realize benefits from our ERP implementation, an increase in the number of direct container shipments in the US and Canada, and sales driven by COVID 19 demand, primarily in the US and China. Canada sales increased modestly by $1.1 million or 12.6% due to direct container shipments. Latin America sales increased $1.7 million or 25.4% as the Company continued to expand its selling efforts into the Chilean market and also expanded to Uruguay. Sales in all other markets in FY20 were essentially the same as in FY19.

Gross Profit. Gross profit increased $4.0 million, or 11.8%, to $37.9 million for the year ended January 31, 2020, from $33.9 million for the year ended January 31, 2019. Gross profit as a percentage of net sales increased from 34.2% for the year ended January 31, 2019 to 35.2% for the year ended January 31, 2020. Major factors driving gross margins were:

●
Increased volumes and pricing overall, primarily in Q4.
●
Increased sales of higher margin product lines, primarily diposables, chemical, and fire.
●
Reduction in freight costs due to improved controls over logistics.
●
Improved manufacturing efficiency in Vietnam even after curtailments in Q3.

Operating Expense. Operating expenses increased 5.5% from $30.3 million for the year ended January 31, 2019 to $32.0 million for the year ended January 31, 2020. Operating expenses as a percentage of net sales was 29.7% for the year ended January 31, 2020, down from 30.6 % for the year ended January 31, 2019. Selling expenses increased $1.2 million, including sales compensation, freight out, advertising and marketing. General and administrative expenses were increased due to increases in salaries and compensation (including bonuses and cash director fees), banking and insurance expenses, depreciation, and bad debt expense. These increases were offset by decreases in professional fees due primarily to reduced legal fees; equity-based compensation as the Company reduced its estimate of future vested amounts, and currency fluctuation impacts. In connection with the 2017 and 2018 restricted stock grants, stock-based compensation expense was reversed in an amount of $835,000 in FY20 as a result of a change in estimate in the numbers of shares expected to be earned under the performance plan.

Operating Profit. Operating profit increased to $5.9 million for the year ended January 31, 2020, from $3.6 million for the year ended January 31, 2019, due to the impacts detailed above. Operating margin increased to 5.5% for the year ended January 31, 2020, compared to 3.6% for the year ended January 31, 2019.

Interest Expense. Interest expenses was $0.1 million for the year ended January 31, 2020 compared to $0.1 million for the year ended January 31, 2019.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $2.5 million for the year ended January 31, 2020 and included $1.0 million associated with the GILTI component of the Tax Act of 2017, as compared to an income tax expense of $2.0 million for the year ended January 31, 2019. All international subsidiaries are impacted GILTI calculation.

Net Income.  Net income increased to $3.3 million for the year ended January 31, 2020 from $1.5 million for the year ended January 31, 2019.

Fourth Quarter Results

Net sales and net income (loss) were $28.2 million and $1.2 million, respectively, for Q4 FY20, as compared to $25.0 million and $(1.9) million, respectively, for Q4 FY19.

Factors affecting Q4 FY20 results of operations included:

●
Increased sales volumes as issues associated with order fulfillment and shipment from the ERP implementation in Q4 FY19 were resolved.
●
Increased sales due to COVID 19 demand in the US and China.
●
Margins were increased due to improved manufacturing efficiency, primarily in our Vietnam facility.
●
Operating expenses were increased $0.5 million overall. Significant changes include increases in compensation (selling and administrative), advertising and marketing, and debt expense. These increases were offset by a significant decrease in legal fees.

Liquidity and Capital Resources

At January 31, 2020, cash and cash equivalents were approximately $14.6 million and working capital was approximately $66.9 million. Cash and cash equivalents increased $1.8 million and working capital increased $1.7 million from January 31, 2019 as the Company focused on working capital efficiencies.

Of the Company’s total cash and cash equivalents of $14.6 million as of January 31, 2020, cash held in Latin America of $1.1 million, cash held in Russia and Kazakhstan of $0.5 million, cash held in the UK of $0.2 million, cash held in India of $0.2 million and cash held in Canada of $0.8 million would not be subject to additional US tax due to the change in the US tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). In the event the Company repatriated cash from China, of the $6.0 million balance at January 31, 2020 there would be an additional 10% withholding tax incurred in that country. The Company has strategically employed a dividend plan subject to declaration and certain approvals in which its Canadian subsidiary sends dividends to the US in the amount of 100% of the previous year’s earnings, the UK subsidiary sends dividends to the US in the amount of 50% of the previous year’s earnings, and the Weifang China subsidiary sends dividends to the US in declared amounts of the previous year’s earnings. No dividends were proposed by management or declared by our Board of Directors for our China subsidiary in FY20.

Net cash provided by operating activities of $3.6 million for the year ended January 31, 2020 was primarily due to net income of $3.3 million, non-cash expenses of $2.6 million for deferred taxes, depreciation and amortization and stock compensation, and an increase in accounts payable of $1.1 million, offset in part by a $1.4 million increase to accounts receivable due to a higher concentration of sales in the latter part of the fourth quarter and an increase in inventories of approximately $2.2 million. Net cash used in investing activities of $1.0 million for the year ended January 31, 2020 reflects purchases in property and equipment as the Company optimized capital expenditures in the year for the ERP project, the set-up of manufacturing facilities in Vietnam and India, the enhancement of IT infrastructure, and equipment purchases in Mexico and China. Net cash used in financing activities was $0.7 million for the year ended January 31, 2020, was primarily due to a $0.5 million increase in treasury stock for shares purchased under the previously approved stock repurchase program.

Net cash provided by operating activities of $1.8 million for the year ended January 31, 2019 was primarily due to net income of $1.5 million, non-cash expenses of $1.7 million for depreciation and amortization and stock compensation, and an increase in accrued expenses and other liabilities of $0.9 million, offset in part by a $2.5 million increase to accounts receivable due to a higher concentration of sales in the latter part of the fourth quarter. Net cash used in investing activities of $3.1 million for the year ended January 31, 2019 reflects purchases in property and equipment of $3.1 million as the Company optimized capital expenditures in the year for the ERP project, the set-up of manufacturing facilities in Vietnam and India, the enhancement of IT infrastructure, and equipment purchases in Mexico and China. Net cash used in financing activities was $1.6 million for the year ended January 31, 2019, was primarily due to a $1.2 million increase in treasury stock for shares purchased under the previously approved stock repurchase program.

We currently have a $20 million revolving credit facility which commenced May 10, 2017, of which we had no borrowings outstanding as of January 31, 2020, expiring on May 10, 2020, at a current per annum rate of 3.3%. Maximum availability in excess of amount outstanding at January 31, 2020 was approximately$14.0 million. Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to fixed charge coverage ratio and limits on capital expenditures and investments in foreign subsidiaries. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our primary lender, SunTrust Bank, has a security interest in substantially all of our US assets and pledges of 65% of the equity of the Company’s foreign subsidiaries. If our lender declares amounts outstanding under the credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business. We are currently negotiating with another prospective lender to provide a revolving credit facility agreement which would replace the existing agreement with SunTrust.

The Company has experienced increased sales and order activity as a result of the COVID-19 pandemic and may need to increase inventories in order to continue to respond to this increased demand. Additionally, the Company may accelerate investments in capacity expansion which may require significant capital expenditures.

Stock Repurchase Program. On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. During the year ended January 31, 2020, the Company repurchased 47,153 shares of stock, which amounted to approximately $506,000, inclusive of commissons. The Company has repurchased 152,801 shares of stock under this program as of the date of this filing which amounted to $1,671,188, inclusive of commissions.

Capital Expenditures. Our capital expenditures for FY20 of $1.0 million principally relate to capital purchases for our manufacturing facilities in Vietnam and India, the enhancement of IT infrastructure, and equipment purchases in Mexico and the US. We anticipate FY21 capital expenditures to be approximately $2.0 million as we continue to deploy our ERP solution globally, invest in strategic capacity expansion, and replace existing equipment in the normal course of operations.

Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

New Accounting Pronouncements Recently Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to recognize leases on their balance sheets and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective on February 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on February 1, 2019 and used the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before February 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. On adoption, the Company recognized additional operating lease liabilities of approximately $2.8 million with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under the prior leasing standard for existing operating leases.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income,” which allows institutions to elect to reclassify the stranded tax effects from AOCI to retained earnings, limited only to amounts in AOCI that are affected by the tax reform law. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within that reporting period. The Company has adopted this guidance, which had no material impact on its consolidated financial statements and related disclosures.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplying the Accounting for Income Taxes. The ASU removes certain exceptions for performing intra-period allocation and calculating income taxes in interim periods. It also simplifies the accounting for income taxes by requiring recognition of franchise tax partially based on income as an income-based tax, requiring reflection of enacted chages in tax laws in the interim period and making improvements for income taxes related to employee stock owernship plans. ASU 2019-12 is effective for fiscal years and interim periods within those years, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. The Company is currently evaluating the impact the standard will have on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments, which makes improvements to financial instruments guidance. The standard is effective immediately for certain amendments and for fiscal years beginning after December 15, 2019. The implementation of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lakeland Industries, Inc. and Subsidiaries (collectively, the “Company”) as of January 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 15, 2020, expressed an adverse opinion.

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
April 15, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Lakeland Industries, Inc.

Adverse Opinion on Internal Control over Financial Reporting
We have audited Lakeland Industries Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

(i)
The Company did not design, implement, and consistently operate effective process-level controls over the product costing and valuation process to ensure the appropriate valuation of the inventory on hand at year-end.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated April 15, 2020, on those consolidated financial statements.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated April 15, 2020, expressed an unqualified opinion.

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
April 15, 2020

Lakeland Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended January 31, 2020 and 2019
($000’s) except share information

	2020	2019
Net sales	$107,809	$99,011
Cost of goods sold	69,912	65,105
Gross profit	37,897	33,906
Operating expenses	32,021	30,341
Operating profit	5,876	3,565
Other income (expense), net	(7)	41
Interest expense	(116)	(125)
Income before taxes	5,753	3,481
Income tax expense	2,472	2,022
Net income	$3,281	$1,459
Net income per common share:
Basic	$0.41	$0.18
Diluted	$0.41	$0.18
Weighted average common shares outstanding:
Basic	8,005,927	8,111,458
Diluted	8,037,019	8,170,401

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended January 31, 2020 and 2019
($000)’s

	2020	2019
Net income	$3,281	$1,459
Other comprehensive loss:
Foreign currency translation adjustments	(510)	(601)
Comprehensive income	$2,771	$858

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
January 31, 2020 and 2019
($000’s) except share information

ASSETS	2020	2019
Current assets
Cash and cash equivalents	$14,606	$12,831
Accounts receivable, net of allowance for doubtful accounts of $497 and $434 at January 31, 2020 and 2019, respectively	17,702	16,477
Inventories	44,238	42,365
Prepaid VAT and other taxes	1,228	1,478
Other current assets	2,033	2,319
Total current assets	79,807	75,470
Property and equipment, net	10,113	10,781
Operating leases right-of-use assets	2,244	-----
Deferred tax assets	5,939	7,267
Prepaid VAT and other taxes	333	176
Other assets	98	158
Goodwill	871	871
Total assets	$99,405	$94,723
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,204	$6,214
Accrued compensation and benefits	1,300	1,137
Other accrued expenses	2,445	2,825
Current maturity of long-term debt	1,155	158
Current portion of operating lease liability	835	-----
Total current liabilities	12,939	10,334
Long-term portion of debt	-----	1,161
Long-term portion of operating lease liability	1,414	-----
Total liabilities	14,353	11,495
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	-----	-----
Common stock, $0.01 par; authorized 20,000,000 shares, Issued 8,481,665 and 8,475,929; outstanding 7,972,423 and 8,013,840 at January 31, 2020 and 2019, respectively	85	85
Treasury stock, at cost; 509,242 and 462,089 shares at January 31, 2020 and 2019, respectively	(5,023)	(4,517)
Additional paid-in capital	75,171	75,612
Retained earnings	17,581	14,300
Accumulated other comprehensive loss	(2,762)	(2,252)
Total stockholders' equity	85,052	83,228
Total liabilities and stockholders’ equity	$99,405	$94,723

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended January 31, 2020 and 2019

							Accummulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Caital	Earnings	Loss	Total
		($000’s)		($000’s)	($000’s)	($000’s)	($000’s)	($000’s)

Balance, January 31, 2018	8,472,640	$85	(356,441)	$(3,352)	$74,917	$12,841	$(1,651)	$82,840

Net income	-----	-----	-----	-----	-----	1,459	-----	1,459
Other comprehensive loss	-----	-----	-----	-----	-----	-----	(601)	(601)
Stock-based compensation:
Restricted stock issued	3,239	-----	-----	-----	-----	-----	-----	-----
Restricted Stock Plan	-----	-----	-----	-----	721	-----	-----	721
Return of shares in lieu of payroll tax withholding	-----	-----	-----	-----	(26)	-----	-----	(26)
Treasuary stock purchased, inclusive of commissions	-----	-----	(105,648)	(1,165)	-----	-----	-----	(1,165)
Balance, January 31, 2019	8,475,929	$85	(462,089)	$(4,517)	$75,612	$14,300	$(2,252)	$83,228

Net Income	-----	-----	-----	-----	-----	3,281	-----	3,281
Other comprehensive loss	-----	-----	-----	-----	-----	-----	(510)	(510)
Stock-based compensation:
Restricted stock issued	5,736	-----	-----	-----	-----	-----	-----	-----
Restricted stock plan	-----	-----	-----	-----	(417)	-----	-----	(417)
Return of shares in lieu of payroll tax withholding	-----	-----	-----	-----	(24)	-----	-----	(24)
Treasuary stock purchased, inclusive of commissions	-----	-----	(47,153)	(506)	-----	-----	-----	(506)
Balance, January 31, 2020	8,481,665	$85	(509,242)	$(5,023)	$75,171	$17,581	$(2,762)	$85,052

Lakeland Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended January 31, 2020 and 2019
($000’s)

	2020	2019
Cash flows from operating activities:
Net income	$3,281	$1,459
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (recovery of) doubtful accounts	63	(45)
Deferred income taxes	1,328	290
Depreciation and amortization	1,645	965
Stock based and restricted stock compensation	(403)	744
Loss on disposal of property and equipment	19	18
Impairment write-down on assets held for sale	-----	150
Non-cash operating lease expense	957	-----
(Increase) decrease in operating assets:
Accounts receivable	(1,414)	(2,549)
Inventories	(2,156)	152
Prepaid VAT and other taxes	250	641
Other current assets	102	(560)
Increase (decrease) in operating liabilities:
Accounts payable	1,090	(372)
Accrued expenses and other liabilities	(220)	892
Operating lease liabilities	(952)	-----
Net cash provided by operating activities	3,590	1,785
Cash flows from investing activities:
Purchases of property and equipment	(1,033)	(3,103)
Net cash used in investing activities	(1,033)	(3,103)
Cash flows from financing activities
Loan repayments, short-term	(158)	(206)
Loan borrowings, short-term	-----	175
Loan repayments, long-term	-----	(151)
UK (repayments) under line of credit facility and invoice financing facilities, net	-----	(178)
Purchase of Treasury Stock under stock repurchase program	(506)	(1,165)
Shares returned to pay employee taxes under restricted stock program	(24)	(26)
Net cash used in financing activities:	(688)	(1,551)
Effect of exchange rate changes on cash and cash equivalents	(94)	(88)
Net increase (decrease) in cash and cash equivalents	1,775	(2,957)
Cash and cash equivalents at beginning of year	12,831	15,788
Cash and cash equivalents at end of year	$14,606	$12,831

Cash paid for interest	$116	$125
Cash paid for taxes	$1,700	$1,667

Noncash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$3,180	$-----

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Lakeland Industries, Inc. and Subsidiaries (“Lakeland,” the “Company,” “we,” “our” or “us”), a Delaware corporation organized in April 1986, manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a network of over 1,600 global safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mixture of end users directly, and to industrial distributors depending on the particular country and market. Sales are made to more than 50 countries, the majority of which were into China, the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India and Southeast Asia. For purposes of this Form 10-K, FY refers to a fiscal year ended January 31; for example, FY20 refers to the fiscal year ended January 31, 2020.

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

Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis. Leasehold improvements and leasehold costs are amortized over the term of the lease or service lives of the improvements, whichever is shorter. The costs of additions and improvements which substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the account, and the gain or loss on disposition is reflected in operating income.

Assets held for sale are measured at the lower of carrying value or fair value less cost to sell. Gains or losses are recognized for any subsequent changes to fair value less cost to sell. However, gains are limited to cumulative losses previously recognized. Assets classified as held for sale are not depreciated.

Capitalized Software Costs
In accordance with ASC 350-40, Internal-Use Software, The Company capitalizes eligible costs to acquire or develop internal-use software. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful life of the assets, which is generally three years.

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

Impairment of Long-Lived Assets
The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The Company measures any potential impairment on a projected undiscounted cash flow method. Estimating future cash flows requires the Company’s management to make projections that can differ materially from actual results. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. During FY19, a non-cash impairment charge was recorded to reflect the change in the carrying value from $0.2 million to $0.0 million as the Company believed there was no receovable value of the asset held for sale previously on the Company’s consolidated balance sheet.

Revenue Recognition
Substantially all the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses, and for the years ended in FY20 and FY19 aggregated approximately $3.3 million and $2.7 million, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

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

The Company has seven revenue generating reportable geographic segments under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its limited use/disposable protective clothing and secondarily from its sales of reflective clothing, high-end chemical protective suits, firefighting and heat protective apparel, reusable woven garments and gloves and arm guards. The Company believes disaggregation of revenue by geographic region and product line best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see table below). Net sales by geographic region and by product line are included below:

	Years Ended
	January 31,
	(in millions of dollars)
	2020	2019
External Sales by region:
USA	$55.89	$49.88
Other foreign	3.66	3.02
Europe (UK)	9.35	9.42
Mexico	2.82	3.51
Asia	18.15	18.00
Canada	9.64	8.56
Latin America	8.30	6.62
Consolidated external sales	$107.81	$99.01

	Years Ended
	January 31,
	(in millions of dollars)
	2020	2019
External Sales by product lines:
Disposables	$53.42	$53.18
Chemical	22.96	18.03
Fire	8.36	5.98
Gloves	3.12	3.22
Hi-Vis	7.75	6.99
Wovens	11.93	11.61
Consolidated external sales	$107.81	$99.01

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs
Advertising costs are expensed as incurred and included in operating expenses on the consolidated statement of operations. Advertising and co-op costs amounted to $1.0 million and $0.8 million in FY20 and FY19, respectively, net of a co-op advertising allowance received from a supplier.

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

Research and Development Costs
Research and development costs include labor, equipment and materials costs and are expensed as incurred and included in operating expenses. Research and development expenses aggregated were approximately $0.2 million in FY20 and FY19, respectively.

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

Foreign Operations and Foreign Currency Translation
The Company maintains manufacturing operations in Mexico, India, Argentina, Vietnam and the People’s Republic of China and can access independent contractors in China, Vietnam, Argentina and Mexico. It also maintains sales and distribution entities located in India, Canada, the U.K., Chile, China, Argentina, Russia, Kazakhstan, Uruguay, Australia and Mexico. The Company is vulnerable to currency risks in these countries. The functional currency for the United Kingdom subsidiary is the Euro; the trading company in China, the RMB; the Russian operation, the Russian Ruble, and the Kazakhstan operation the Kazakhstan Tenge. All other operations have the US dollar as its functional currency.

Pursuant to US GAAP, assets and liabilities of the Company’s foreign operations with functional currencies, other than the US dollar, are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction loss included in net income for the years ended January 31, 2020 and 2019, were approximately $0.4 million and $0.5 million, respectively.

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

There were no foreign currency forward or hedge contracts at January 31, 2020 or January 31, 2019.

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

Net Income Per Share
Net income per share are based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted net income per share are based on the weighted average number of common shares and common stock equivalents. The diluted net income per share calculation takes into account unvested restricted shares and the shares that may be issued upon exercise of stock options, reduced by shares that may be repurchased with the funds received from the exercise, based on the average price during the fiscal year.

Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

New Accounting Pronouncements Recently Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to recognize leases on their balance sheets and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective on February 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on February 1, 2019 and used the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before February 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. On adoption, the Company recognized additional operating lease liabilities of approximately $2.9 million with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under the prior leasing standard for existing operating leases.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income,” which allows institutions to elect to reclassify the stranded tax effects from AOCI to retained earnings, limited only to amounts in AOCI that are affected by the tax reform law. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within that reporting period. The Company has adopted this guidance, which had no material impact on its consolidated financial statements and related disclosures.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplying the Accounting for Income Taxes. The ASU removes certain exceptions for performing intra-period allocation and calculating income taxes in interim periods. It also simplifies the accounting for income taxes by requiring recognition of franchise tax partially based on income as an income-based tax, requiring reflection of enacted chages in tax laws in the interim period and making improvements for income taxes related to employee stock owernship plans. ASU 2019-12 is effective for fiscal years and interim periods within those years, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. The Company is currently evaluating the impact the standard will have on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments, which makes improvements to financial instruments guidance. The standard is effective immediately for certain amendments and for fiscal years beginning after December 15, 2019. The implementation of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

2. INVENTORIES

Inventories consist of the following (in $000s):

	January 31,
	2020	2019
Raw materials	$16,709	$14,986
Work-in-process	670	987
Finished goods	26,859	26,392
	$44,238	$42,365

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

		January 31,
	Useful Life in Years	2020	2019
		(000’s)	(000’s)
Machinery and equipment	3-10	$4,559	$5,070
Furniture and fixtures	3-10	906	316
Leasehold improvements		1,598	1,496
Computer equipment	3	2,766	2,669
Software costs	3	1,187	1,187
Land and building	20-30	9,182	9,177
		20,198	19,915
Less accumulated depreciation and amortization		(10,176)	(9,134)
Construction-in-progress		91	-----
		$10,113	$10,781

Depreciation and amortization expense for FY20 and FY19 amounted to $1,645,477 and $965,451, respectively.

4. GOODWILL

On August 1, 2005, the Company purchased Mifflin Valley, Inc., a Pennsylvania manufacturer, the operations of which now comprise the Company’s Reflective division. This acquisition resulted in the recording of $0.9 million in goodwill in FY06. The Company believes that there was no impairment of goodwill for the years ended January 31, 2020 and 2019. This goodwill is included in the US segment for reporting purposes.

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

Borrowings under the term loan and the revolving credit facility bear interest at an interest rate determined by reference whether the loan is a base rate loan or Eurodollar loan, with the rate election made by the Company at the time of the borrowing or at any time the Company elects pursuant to the terms of the Loan Agreement. The term loan is payable in equal monthly principal installments of $13,125 each, beginning on June 1, 2017, and on the first day of each succeeding month, with a final payment of the remaining principal and interest on May 10, 2020 (subject to earlier termination as provided in the Loan Agreement). For that portion of the term loan that consists of Eurodollar loans, the term loan shall bear interest at the LIBOR Market Index Rate (“LIBOR”) plus 2.0% per annum, and for that portion of the term loan that consists of base rate loans, the term loan shall bear interest at the base rate then in effect plus 1.0% per annum. All principal and unpaid accrued interest under the revolving credit facility shall be due and payable on the maturity date of the revolver. For that portion of the revolver loan that consists of Eurodollar loans, the revolver shall bear interest at LIBOR plus a margin rate of 1.75% per annum for the first nine months and thereafter between 1.5% and 2.0%, depending on the Company’s “availability calculation” (as defined in the Loan Agreement) and, for that portion of the revolver that consists of base rate loans, the revolver shall bear interest at the base rate then in effect plus a margin rate of 0.75% per annum for the first nine months and thereafter between 0.50% and 1.0%, depending on the availability calculation. As of the closing, the Company elected all borrowings under the Loan Agreement to accrue interest at LIBOR which, as of that date, was 0.99500%. As such, the initial rate of interest for the revolver was 2.745% per annum and the initial rate of interest for the term loan was 2.995% per annum. At January 31, 2020, the rate of interest on the revolver was 3.8% per annum and the rate of interest on the term loan was 3.3% per annum. The Loan Agreement provides for payment of an unused line fee of between 0.25% and 0.50%, depending on the amount by which the revolving credit loan commitment exceeds the amount of the revolving credit loans outstanding (including letters of credit), which shall be payable monthly in arrears on the average daily unused portion of the revolver.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 7, 2019 the Company received a waiver for certain compliance provisions in the Loan Agreement. Pursuant to the Waiver, compliance with the “fixed charge coverage ratio” was waived for the fiscal quarters ending April 30, 2019, July 31, 2019 and October 31, 2019 and testing of the “fixed charge coverage ratio” commenced again for the fiscal quarter ending January 31, 2020. Pursuant to the Waiver, the Company agreed to maintain “Availability” (as defined in the Loan Agreement) of at least $10,000,000 for the period from May 31, 2019 through December 31, 2019. At January 31, 2020 the Company was in compliance with all provisions in the Loan Agreement.

As of January 31, 2020, the Company had no borrowings outstanding on the letter of credit sub-facility, no borrowings outstanding under the revolving credit facility, and $1.2 million outstanding on the term loan. As of January 31, 2019 the Company had no borrowings outstanding on the letter of credit sub-facility, no borrowings outstanding under the revolving credit facility, and $1.3 million outstanding on the term loan. On April 10, 2020, the Company prepaid the outstanding balance on the term loan. The Company is currently negotiating with another prospective lender to provide a revolving credit facility agreement which would replace the existing agreement with SunTrust.

Borrowings in UK
On December 31, 2014, the Company and Lakeland Industries Europe, Ltd, (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with HSBC Bank to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million, based on exchange rates at time of closing) to £1,500,000 (approximately USD $2.3 million, based on exchange rates at time of closing), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million, based on exchange rates at time of closing) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. On December 31, 2016, Lakeland UK entered into an extension of the maturity date of its existing facility with HSBC Invoice Finance (UK) Ltd. to December 19, 2017. Other than the extension of the maturity date and a small reduction of the service charge from 0.9% to 0.85%, all other terms of the facility remained the same. On December 4, 2017 the facility was extended to March 31, 2018 for the next review period. On March 9, 2019 the facility was extended to March 31, 2020 and on March 6, 2020 further extended to March 31, 2021 with no additional changes to the terms. There were no borrowings outstanding under this facility at Janaury 31, 2020 and January 31, 2019. The amounts due from HSBC of USD $0.1 million and USD $0.4 million as of January 31, 2020, and January 31, 2019, respectively, is included in other current assets on the accompanying consolidated balance sheets.

Below is a table to summarize the debt amounts above (in 000’s):

	Short-Term		Long-term		Current Maturity of Long-term
	1/31/2020	1/31/2019	1/31/2020	1/31/2019	1/31/2020	1/31/2019
USA	$-----	$-----	$-----	$1,161	$1,155	$158
Totals	$-----	$-----	$-----	$1,161	$1,155	$158

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Five-year Debt Payout Schedule
This schedule reflects the liabilities as of January 31, 2020, and does not reflect any subsequent event (in 000’s):

	Total	1 Year or less	2 Years	3 Years	4 Years	5 Years	After 5 Years

Borrowings in US	$1,155	$1,155	$-----	$-----	$-----	$-----	$-----
Total	$1,155	$1,155	$-----	$-----	$-----	$-----	$-----

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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC (UK); Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, and JSC Bank Centercredit in Kazakhstan. The Company monitors its financial depositories by their credit rating which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There was approximately $4.3 million total included in the U.S. bank accounts and approximately $10.3 million total in foreign bank accounts as of January 31, 2020, of which $13.9 million was uninsured.

Major Customer
No customer accounted for more than 10% of net sales during FY20 and FY19.

Major Supplier
No vendor accounted for more than 10% of purchases during FY20 and FY19.

7. STOCKHOLDERS’ EQUITY

The 2017 Plan

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

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Committee has the authority to determine the type of award, as well as the amount, terms and conditions of each award, under the 2017 Plan, subject to the limitations and other provisions of the 2017 Plan. An aggregate of 360,000 shares of the Company’s common stock are authorized for issuance under the 2017 Plan, subject to adjustment as provided in the 2017 Plan for stock splits, dividends, distributions, recapitalizations and other similar transactions or events. If any shares subject to an award are forfeited, expire, lapse or otherwise terminate without issuance of such shares, such shares shall, to the extent of such forfeiture, expiration, lapse or termination, again be available for issuance under the 2017 Plan. The following tables summarize the unvested shares granted on June 7, 2018 and December 4, 2019 which have been made under the 2017 Plan.

Granted June 7, 2018
	Number of shares awarded total
	Minimum	Target	Maximum	Cap
Employees	17,834	26,753	35,670	42,805
Non-Employee Directors	7,168	10,752	14,336	17,204
Total	25,002	37,505	50,006	60,009

	Value at grant date (numbers below are rounded to the nearest 100)
	Minimum	Target	Maximum	Cap
Employees	$248,800	$373,200	$497,600	$597,120
Non-Employee Directors	100,000	150,000	200,000	240,000
Total	$348,800	$523,200	$697,600	$837,120

Granted December 4, 2019

	Number of shares awarded total
	Minimum	Target	Maximum
Employees	48,186	74,133	88,960
Non-Employee Directors	16,360	25,168	30,204
Total	64,546	99,301	119,164

	Value at grant date (numbers below are rounded to the nearest $100)
	Minimum	Target	Maximum
Employees	$497,800	$765,800	$918,960 -
Non-Employee Directors	169,000	260,000	312,000
Total	$666,800	$1,025,800	$1,230,960

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized total stock-based compensation costs, which are reflected in operating expenses:

	Year Ended January 31,
	2020	2019
2017 Plan:
Restricted Stock Program	$(443,441)	$721,111
Stock Options	27,577	-----
Cash-based Bonus	38,677	-----
	$(377,187)	$721,111

Stock appreciation rights	$(25,559)	$22,646
Total stock-based compensation	$(402,746)	$743,757
Total income tax benefit (expense) recognized for stock-based compensation arrangements	$(85,577)	$267,752

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units
Under the 2017 Plan, as described above, the Company awarded performance-based and service based restricted stock units to eligible employees and directors. The following table summarizes the activity under the 2017 Plan for the year ended January 31, 2020. This table reflects the amount of awards granted at the maximum number of shares that would be issued if the Company were to achieve the maximum performance level under the December 2019 grants.

	Performance-Based	Service-Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2019	-	-	-	-
Awarded	109,234	9,930	119,164	$10.33
Vested	-	-	-	-
Forfeited	-	-	-	-
Outstanding at January 31, 2020	109,234	9,930	119,164	$10.33

The actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a three year performance measurement period based on measures that include Earnings Before Interest Taxes Depreciation and Amoritzation (“EBITDA”) with respect to the June 7, 2018 grant and revenue growth, EBITDA margin, and cash flow for the December 4, 2019 grant. The performance targets have been set for each of the Minimum, Target, and Maximum levels.The actual performance amount achieved is determined by the Board and may be adjusted for items determined to be unusual in nature or infrequent in occurrence, at the discretion of the Board.

The compensation cost is based on the fair value at the grant date, is recognized over the requisite performance/service period using the straight-line method, and is periodically adjusted for the probable number of shares to be awarded. The Company is recognizing expense related to the December 2019 grants under the 2017 Plan at Target, and these expenses were approximately $153,000 for the year ended January 31, 2020 As of January 31, 2020, unrecognized stock-based compensation expense totaled $912,000 pursuant to the 2017 Plan based on outstanding awards under the Plan. This expense is expected to be recognized over approximately two years.

The following table reflects the amount of awards granted at the maximum number of shares that would be issued if the Company were to achieve the maximum performance level in relation to the September 2017 and June 2018 grants

Shares issued under 2017	Outstanding Unvested Grants at Maximum at Beginning of FY20	Granted during FY20	Becoming Vested during FY20	Forfeited during FY20	Outstanding Unvested Grants at Maximum at End of January 31, FY20
Restricted stock grants – employees	84,126	-----	-----	48,456	35,670
Restricted stock grants – non-employee directors	28,829	-----	-----	14,493	14,336
Retainer in stock – non-employee directors	25,044	7,292	7,568	----	24,768
Total restricted stock	137,999	7,292	7,568	62,949	74,774
Weighted average grant date fair value	13.77	10.44	14.72	13.82	11.53

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended January 31, 2020, the Company revised its estimate of grants that will be earned for certain performance periods ending on or before January 31, 2021.  Based on actual performance achieved by the Company to date, grants issued on September 12, 2017 expired on January 31, 2020. Also, based on actual performance to date, it was deemed improbable that the Company would meet even the performance level required for the June 7, 2018 grants to vest.  As a result, stock-based compensation expense was adjusted to account for this change in estimate.  The total amount of previously recognized stock-based compensation attributable to those grants that has been reversed is approximately $835,000.

Stock Options
During the year ended January 31, 2020 a stock option was granted pursuant to the Company’s 2017 Equity Incentive Plan in the amount of 24,900 shares at an exercise price of $11.17 per share. Such shares will vest at 8,300 shares on each of August 12, 2020, August 12, 2021 and August 12, 2022.

The following table represents stock options granted, exercised and forfeited during the year ended January 31, 2020.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 31, 2019	-----	$-----	-----	$-----
Granted	24,900	$11.17	-----	-----
Outstanding at January 31, 2020	24,900	$11.17	9.53	-----
Exercisable at January 31, 2020	-----	$-----	-----	$-----

The Company recognized approximately $26,000 of stock-based compensation expense during the year ended January 31, 2020 associated with the grant of the stock option. As of January 31, 2020 there is approximately $149,000 of unrecognized stock-based compensation expense.

The Company estimates the fair value of each stock option award on the grant date using the Black-Scholes option-pricing model. The assumptions used to calculate the fair value of the options granted during the year ended January 31, 2020 are as follows:

FY20

Expected volatility	53%
Expected life in years	10
Expected dividend yield	0.00%
Risk-free interest rate	1.65%

Other Compensation Plans/Programs
Pursuant to the Company’s restricted stock program, all directors are eligible to elect to receive any director fees in shares of restricted stock in lieu of cash. Such restricted shares are subject to a two-year vesting period. The valuation is based on the stock price at the grant date and is amortized to expense over the two-year period, which approximates the performance period. Since the director is giving up cash for unvested shares, and is subject to a vesting requirement, the amount of shares awarded is 133% of the cash amount based on the grant date stock price. As of January 31, 2020, unrecognized stock-based compensation expense related to these restricted stock awards totaled $30,087 for the 2017 Plan. The cost of these non-vested awards is expected to be recognized over a two-year weighted-average period. In addition, as of January 31, 2020, the Company issued 7,568 shares and granted awards for up to an aggregate of 24,768 shares under the 2017 Plan.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Repurchase Program
On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. During the year ended January 31, 2020, the Company repurchased 47,153 shares of stock, for approximately $506,000, inclusive of commissons. The Company has repurchased 152,801 shares of stock under this program as of January 31, 2020 for $1,671,188, inclusive, of commissions.

Warrant
In October 2014, the Company issued a five-year warrant that is immediately exercisable to purchase up to 55,500 shares of the Company’s common stock at an exercise price of $11.00 per share. During FY20, such warrant expired.

Shelf Registration
On March 24, 2017, the Company filed a shelf registration statement on Form S-3 (File No. 333-216943) which was declared effective by the SEC on April 11, 2017 (the “Shelf Registration Statement”). The shelf registration statement permits the Company to sell, from time to time, up to an aggregate of $30.0 million of various securities, including shares of common stock, shares of preferred stock, debt securities, warrants to purchase common stock, preferred stock, debt securities, and/or units, rights to purchase common stock, preferred stock, debt securities, warrants and/or units, units of two or more of the foregoing, or any combination of such securities, not to exceed, should the value of our common stock held by non-affiliates be less than $75.0 million, one-third of the Company's public float in any 12-month period.

8. INCOME TAXES

The provision for income taxes is based on the following pretax income (loss):

	Years Ended January 31,
Domestic and Foreign Pretax Income (Loss)	2020	2019
Domestic	$466	$(1,116)
Foreign	5,287	4,597
Total	$5,753	$3,481

	Years Ended January 31,
	2020	2019
Income Tax Expense
Current:
Federal	$16	$45
State and other taxes	38	20
Foreign	1,090	1,667
Total Current Tax Expense	$1,144	$1,732
Deferred:
Domestic	$1,328	$290
Total Income Taxes	$2,472	$2,022

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

	Years Ended January 31,
	2020	2019
Statutory rate	21.00%	21.00%
State Income Taxes, Net of Federal Tax Benefit	4.47	6.89
Adjustment to Deferred	0.70	(0.92)
Argentina Flow Through Loss	(0.24)	1.37
GILTI	17.96	16.85
Permanent Differences	2.47	0.63
Valuation Allowance-Deferred Tax Asset	-----	(24.46)
Foreign Tax Credit	-----	24.46
Foreign Rate Differential	(3.51)	20.16
Rate Change	0.20	(5.63)
Other	(0.08)	(2.25)
Effective Rate	42.97%	58.09%

The tax effects of temporary cumulative differences which give rise to deferred tax assets at January 31, 2020 and 2019 are summarized as follows:

	Years Ended January 31,
	2020	2019
Deferred tax assets:
Inventories	$672	$849
US tax loss carryforwards, including work opportunity credit*	3,524	4,290
Accounts receivable and accrued rebates	247	233
Accrued compensation and other	179	314
India reserves - US deduction	45	46
Equity based compensation	171	299
Foreign tax credit carry-forward	1,348	1,348
State and local carry-forwards	990	1,116
Argentina timing difference	43	32
Depreciation and other	55	59
Amortization	(206)	(193)
Brazil write-down	220	222
Right-of-use asset	549	-----
Operating Lease Liability	(550)	-----
Deferred tax asset	7,287	8,615
Less valuation allowance	(1,348)	(1,348)
Net deferred tax asset	$5,939	$7,267

*The federal net operating loss (“NOL”) generated from the 01/31/2015 tax year that is left after FY20 of approximately $16.0 million, will expire after 1/31/2035 and the NOL generated after 01/31/2018 will be carried forward indefinitely. The credits will begin to expire after 1/31/2020 (10 years from the 1st carryover year generated date of 1/31/2010) and will fully expire after 1/31/2028. At 1/31/2020, the Company had NOLs totaling approximately $15.98 million.

The state NOLs with carry forward limitations will begin to expire after 1/31/2025 and will continue to expire at various periods up until 1/31/2039 when they will be fully expired. The states have a larger spread because some only carryforward for 10 years and some allow 20 years. The Georgia NOLs generated after 01/31/2018 can be carried forward indefinitely. At 1/31/2020, the Company had state NOLs totaling approximately $28.69 million.

  ,

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Reform
On December 22, 2017, federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law. The 2017 Tax Cuts and Jobs Act (the Tax Act) reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018. The Tax Act requires us to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our US deferred tax assets as well as reassessing the net realizability of our deferred tax assets. The Company completed this re-measurement and reassessment in FY18. While the Tax Act provides for a modified territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The proposed regulations were not finalized as of January 31, 2019. The regulations were finalized as of June 14, 2019. Re-measurement and reassessment of the GILTI tax as it is currently written resulted in a charge to tax expense of $1.0 million and $0.6 million in FY20 and FY19, respectively. The Company intends to account for the GILTI tax in the period in which it is incurred. Though this non-cash expense (due to available NOL’s) had a materially negative impact on FY20 earnings, the Tax Act also changes the taxation of foreign earnings, and companies generally will not be subject to United States federal income taxes upon the receipt of dividends from foreign subsidiaries.

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

Income Tax Audits
The Company is subject to US federal income tax, as well as income tax in multiple US state and local jurisdictions and a number of foreign jurisdictions. Returns for the years since FY17 are still open based on statutes of limitation only.

Chinese tax authorities have performed limited reviews on all Chinese subsidiaries as of tax years 2008 through 2018 with no significant issues noted and we believe our tax positions are reasonably stated as of January 31, 2020. Weifang Meiyang Products Co., Ltd. (“Meiyang”), one of our Chinese operations, was changed to a trading company from a manufacturing company in Q1 FY16 and all direct workers and equipment were transferred from Meiyang to Weifang Lakeland Safety Products Co., Ltd., (“WF”), another entity of our Chinese operation thereby reducing our tax exposure. The 2019 tax review will be performed before May 30, 2020 in China.

Lakeland Protective Wear, Inc., our Canadian subsidiary, is subject to Canadian federal income tax, as well as income tax in the Province of Ontario. The normal reassessment period is four years from the date of reassessment.  The January 31, 2017 tax return was assessed on September 13, 2017, so it and subsequent returns are within the normal reassessment period and open to examination by tax authorities.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As mentioned above, it’s the Company’s intention is to reinvest outside the US those earnings needed for working capital or foreign investment. As a result of the transition tax, $5.0 million of foreign income was repatriated at the end of FY18. However, the Company has no intention to repatriate earnings with regards with GILTI. In the fiscal year ended January 31, 2020, no dividends were declared. It is the Company’s practice and intention to reinvest the earnings of our non-US subsidiaries in their operations with the exception of the dividend plan.

Change in Valuation Allowance
We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. The valuation allowance did not change for the year ended January 31, 2020 and decreased $0.9 for the year ended January 31, 2019.

9. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the years ended January 31, 2020 and 2019 as follows:

	Years Ended January 31, (000’s except share information)
	2020	2019
Numerator
Net income	$3,281	$1,459
Denominator
Denominator for basic net income per share (weighted-average shares which reflect 509,242 shares in the treasury at January 31, 2020 and 462,089 shares in the treasury at January 31, 2019)	8,005,927	8,111,458

Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	31,092	58,943

Denominator for diluted net income per share (adjusted weighted average shares)	8,037,019	8,170,401

Basic net income per share	$0.41	$0.18
Diluted net income per share	$0.41	$0.18

10. BENEFIT PLANS

Defined Contribution Plan
Pursuant to the terms of the Company’s 401(k) plan, substantially all US employees over 21 years of age with a minimum period of service are eligible to participate. The 401(k) plan is administered by the Company and provides for voluntary employee contributions ranging from 1% to 100% of the employee’s compensation. Beginning in January 2016 the Company changed to a Safe Harbor tiered matching plan equal to 100% of the first 1% of eligible participant’s compensation contributed to the Plan and 50% of the next 5% of eligible participant’s compensation contributed to the Plan (maximum Company match 3.5% of salary) and totaled approximately $227,000 and $209,100 in the years ended January 31, 2020 and 2019, respectively.

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

We entered into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contract derivatives, not designated as hedging instruments, were generally settled quarterly. Gain and loss on those forward contracts are included in current earnings. There were no outstanding forward contracts at January 31, 2020 or 2019.

12. COMMITMENTS AND CONTINGENCIES
Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Transfer of Shares Agreement
On July 31, 2015 (the “Closing Date”), Lakeland and Lakeland Brazil, completed a conditional closing of a Shares Transfer Agreement (the “Shares Transfer Agreement”) with Zap Comércio de Brindes Corporativos Ltda (“Transferee”), a company owned by an existing Lakeland Brazil manager, entered into on June 19, 2015. Pursuant to the Shares Transfer Agreement, the Transferee has acquired all of the shares of Lakeland Brazil owned by the Company. Pursuant to the Shares Transfer Agreement, Transferee paid R$1.00 to the Company and assumed all liabilities and obligations of Lakeland Brazil, whether arising prior to, on or after the Closing Date. In order to help enable Lakeland Brazil to have sufficient funds to continue to operate for a period of at least two years following the Closing Date, the Company provided funding to Lakeland Brazil in the aggregate amount of USD $1,130,000 in cash, in the form of a capital raise, on or prior to the Closing Date, and agreed to provide an additional R$582,000 (approximately USD $188,000) (the “Additional Amount”), in the form of a capital raise, to be utilized by Lakeland Brazil to pay off certain specified liabilities and other potential contingent liabilities. Pursuant to the Shares Transfer Agreement, the Company paid R$992,000 (approximately USD $320,000) in cash, on July 1, 2015 and issued a non-interest bearing promissory note for the payment to be due for the Additional Amount (R$582,000) (approximately USD $188,000) on the Closing Date which was paid to Lakeland Brazil in two (2) installments of (i) R$288,300 (approximately USD $82,000) which was paid on August 1, 2015, and (ii) R$294,500 (approximately USD $84,000) on September 1, 2015. The closing of this agreement was subject to Brazilian government approval of the shares transfer, which was received in October 2015 (The “Final Closing Date”).

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loan Agreement with Transferee of Brazil Operations
The Company had entered into a loan agreement (the “Loan Agreement”) on December 11, 2015 with Lakeland Brazil for the amount of R$8,584,012 (approximately USD $2.29 million) for the purpose of providing funds necessary for Lakeland Brazil to settle its largest outstanding VAT claim with the State of Bahia. The Company determined that a reserve against the collection of this loan in full was, prudent and recorded this charge in the fiscal year ended January 31, 2016. The Company determined during the fiscal year ended January 31, 2019 this note would not be repaid and therefore wrote it off in its entirety.

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

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although the Company would have the right of adversary system, full defense and due process in case of a potential litigation, there can be no assurance as to the findings of the courts of Brazil.

There are additional cases in Labor and Civil courts against Lakeland Brazil in which Lakeland is not a party, and other outstanding monetary allegations of Lakeland Brazil.

In FY19, the Company recorded an accrual of $1.2 million for professional fees and litigaton reseres associated with labor claims in Brazil. In FY20 the Company recorded an additional expense of $0.4 million and paid $1.4 million in professional fees and labor claims. The accrual on the balance sheet at January 31, 2020 and 2019 is $0.2 million and $1.2 million, respectively.

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

Employment contracts
The Company has employment contracts expiring through fiscal year ending January 31, 2022, with two principal officers. Pursuant to such contracts, the Company is committed to aggregate annual base remuneration of $565,000 and $335,000 for FY21 and FY22, respectively.

Officer severance payment
The Company entered into a separation agreement with a former officer effective July 22, 2019 and recorded a severance charge of $260,000 in connection with this arranagement. The severance amount will be paid through June 5, 2020 pursuant to the terms of the separation agreement.

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

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases recorded on the consolidated balance sheet consist of the following (in 000's):

	Classification	January 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$2,244

Liabilities
Current
Operating	Current portion of operating lease liabilities	$835
Noncurrent
Operating	Long-term portion of operating lease liabilities	1,414
Total Lease Obligations		$2,249

Lease cost
The components of lease expense are included on the consolidated statement of operations as follows (in 000’s):

	Classification	Year Ended January 31, 2020
Operating lease cost	Cost of goods sold	$401
	Operating expenses	$691
Short-term lease cost		$867

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity of Lease Liabilities
Maturity of lease liabilities as of January 31, 2020 was as follows (in $000’s):

Year ending January 31,	Operating Leases (a)
2021	$938
2022	775
2023	653
2024	23
2025	5
Thereafter	75
Total lease payments	2,469
Less: Interest	220
Present value of lease liability	$2,249

(a)
Operating leases payments include $263,000 related to options to extend lease terms that are reasonably certain of being exercised and new leases entered into during the year.

Weighted-average lease terms and discount rates are as follows:
January 31, 2020
Weighted-average remaining lease term (years)
Operating leases	3.14

Weighted-average discount rate
Operating leases	5.87%

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases for the year ended January 31, 2020 were as follows (in 000’s):

Cash paid for amounts included in the measurement of lease liabilities;	Year Ended January 31, 2020
Operating cash flows from operating leases	$1,035
Leased assets obtained in exchange for new operating lease liabilities	$3,180

13. SEGMENT REPORTING

Domestic and international sales from continuing operations are as follows in millions of dollars:

	Years Ended January 31,
	2020		2019
Domestic	$55.89	51.84%	$49.88	50.38%
International	51.92	48.16%	49.13	49.62%
Total	$107.81	100.00%	$99.01	100.00%

We manage our operations by evaluating each of our geographic locations. Our US operations include a facility in Alabama (primarily the distribution to customers of the bulk of our products and the light manufacturing of our chemical, wovens, reflective, and fire products). The Company also maintains one manufacturing company in China (primarily disposable and chemical suit production), a manufacturing facility in Mexico (primarily disposable, reflective, fire and chemical suit production), a manufacturing facility in Vietnam (primarily disposable production) and a small manufacturing facility in India. Our China facilities produce the majority of the Company’s products and China generates a significant portion of the Company’s international revenues. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in the USA, Canada, Mexico, Europe, Latin America, India, Russia, Kazakhstan and China, which sell and distribute products shipped from the United States, Mexico, India or China. The table below represents information about reported segments for the years noted therein:

	Years Ended January 31,
	2020	2019
	(in millions of dollars)
USA Operations (including Coprorate)	$61.15	$55.47
Other foreign	6.59	5.52
Europe (UK)	9.35	9.42
Mexico	4.03	4.90
Asia	58.12	56.36
Canada	9.68	8.58
Latin America	8.58	7.05
Less intersegment sales	(49.69)	(48.29)
Consolidated sales	$107.81	$99.01
External Sales
USA Operations (including Coprorate)	$55.89	$49.88
Other foreign	3.66	3.02
Europe (UK)	9.35	9.42
Mexico	2.82	3.51
Asia	18.15	18.00
Canada	9.64	8.56
Latin America	8.30	6.62
Consolidated external sales	$107.81	$99.01
Intersegment Sales
USA Operations (including Coprorate)	$5.25	$5.59
Other foreign	2.95	2.52
Mexico	1.21	1.38
Asia	39.96	38.35
Canada	0.03	0.02
Latin America	0.29	0.43
Consolidated intersegment sales	$49.69	$48.29

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended January 31,
	2020	2019
	(in millions of dollars)
Operating Profit (Loss):
USA Operations (including Coprorate)	$0.44	$(1.20)
Other foreign	0.46	0.26
Europe (UK)	-----	0.20
Mexico	(0.84)	0.07
Asia	4.35	2.63
Canada	0.98	1.01
Latin America	0.36	0.70
Less intersegment profit	0.13	(0.10)
Consolidated operating profit (loss)	$5.88	$3.57
Depreciation and Amortization Expense:
USA Operations	$0.87	$0.44
Other foreign	0.03	0.05
Europe (UK)	-----	0.01
Mexico	0.15	0.13
Asia	0.55	0.27
Canada	0.10	0.06
Latin America	0.04	0.04
Less intersegment	(0.09)	(0.03)
Consolidated depreciation and amortization expense	$1.65	$0.97
Interest Expense:
USA Operations (including Coprorate)	$0.06	$0.08
Europe (UK)	0.01	0.01
Latin America	0.05	0.04
Consolidated interest expense	$0.12	$0.13
Income Tax Expense (Benefit):
USA Operations (including Corporate)	$1.38	$0.35
Europe (UK)	-----	0.03
Mexico	(0.12)	0.12
Asia	0.94	1.04
Canada	0.35	0.23
Latin America	(0.08)	0.26
Less intersegment	0.01	(0.01)
Consolidated income tax expense (benefit)	$2.48	$2.02

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended January 31,
	2020	2019
	(in millions of dollars)	(in millions of dollars)
Total Assets: *
USA Operations	$88.08	$92.33
Other foreign	1.69	1.54
Europe (UK)	4.52	4.37
Mexico	5.00	5.00
Asia	44.22	39.52
Canada	6.09	7.47
Latin America	5.77	7.42
Less intersegment	(55.96)	(62.93)
Consolidated assets	$99.41	$94.72
Total Assets Less Intersegment:*
USA Operations	$49.94	$49.50
Other foreign	3.41	2.85
Europe (UK)	4.52	4.36
Mexico	5.16	5.13
Asia	24.65	20.97
Canada	6.07	6.64
Latin America	5.66	5.27
Consolidated assets	$99.41	$94.72
Property and Equipment:
USA Operations	$3.32	$3.87
Other foreign	0.15	0.19
Europe (UK)	0.01	0.01
Mexico	2.17	2.14
Asia	3.19	3.17
Canada	1.15	1.26
Latin America	0.04	0.07
Less intersegment	0.08	0.07
Consolidated long-lived assets	$10.11	$10.78
Capital Expenditures:
USA Operations (including Coprorate)	$0.25	$1.08
Other foreign	0.01	0.07
Europe (UK)	0.01	-----
Mexico	0.17	0.28
Asia	0.58	1.64
Canada	-----	0.03
Latin America	0.01	-----
Consolidated capital expenditure	$1.03	$3.10
Goodwill:
USA Operations	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87

* Negative assets reflect intersegment amounts eliminated in consolidaiton

14. SUBSEQUENT EVENT

In December 2019, a novel strain of coronavirus (COVID-10) surfaced. The spread of COVID-10 around the world in the first quarter of FY21 has caused significant volatility in U.S and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-10 as well as its impact on the U.S and international economies and,as such, the Company is unable to determine if it will have a material impact to its operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by certain members of Company management, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Commission’s (SEC) Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of January 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and the CFO, to allow timely decisions regarding required disclosures.

Due to a material weakness in internal control over financial reporting described below, management concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2020. Notwithstanding the existence of this material weakness, management believes that the consolidated financial statements in this annual report filed on Form 10-K present, in all material respects, the Company’s financial condition as reported, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (ICOFR), as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process, under the supervision of the CEO and CFO, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the disposition of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management has completed an assessment of the effectiveness of the company’s internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management has concluded controls were not effective due to an identified material weakness in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified is disclosed below:

The Company did not design, implement, and consistently operate effective process-level controls over the product costing and valuation process to ensure the appropriate valuation of the inventory on hand at year-end.

As a result of this material weakness, the Company’s management has concluded that, as of January 31, 2020 the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO.

Management communicated the results of its assessment to the Audit Committee of the Board of Directors. The Company’s independent registered public accounting firm, Friedman LLP, has expressed an adverse opinion on our internal control over financial reporting as of January 31, 2020 in the audit report that appears in Item 8 of this Annual Report on Form 10-K.

Remediation Plan for Existing Material Weakness

Management is committed to the remediation of the material weakness described above, as well as the continued improvement of the Company’s internal control over financial reporting. Management has implemented, and continues to implement, the actions described below to remediate the underlying causes of the control deficiencies that gave rise to the material weakness. Until the remediation efforts described below, including any additional measures management identifies as necessary, are completed, the material weakness described above will continue to exist.

To address the material weakness associated with inventory valuation, management has completed, or is in the process of:

■
evaluating and remediating the design of controls related to bill of material changes;

■
evaluating and implementing consistent inventory valuation policies across all subsidiaries;

■
establishing standard costs within the enterprise resource planning system; and,

■
educating control owners concerning the principles and requirements of each control.

While some of these remedial measures have been completed as of the date of this report, management has not yet implemented all the planned corrective actions. Moreover, these corrective actions need to be determined, via testing, to have been operating effectively for a sufficient period of time for management to conclude that the control environment is operating effectively. Accordingly, the material weakness has not been fully remediated as of the date of this report. As the Company continues its evaluation and remediation efforts, management may modify the actions described above or identify and take additional measures to address control deficiencies. Management will continue to assess the effectiveness of the remediation efforts in connection with its ongoing evaluation of internal control over financial reporting.

Remediation Efforts to Address Prior Material Weaknesses

Revenue Recognition - We implemented new operational policies and procedures supporting pricing and sales orders; eliminated segregation of duties deficiencies or placed mitigating controls into service; and developed enhancements to the companies systems and processes, including data input controls, and review of revenue transactions.

Monitoring Entity Level Controls - We developed and documented appropriate variance thresholds for monitoring controls to enhance the precision of review and the controls’ ability to detect material misstatement due to error, omission, or fraud; involved more supervisory personnel to allow for additional levels of review within the financial reporting and monitoring functions; and developed policies and procedures to ensure that related monitoring and review controls are conducted and documented in a consistent manner, in accordance with the controls’ design objectives.

Relative to the IT general computing control (“ITGC”) deficiencies associated with these previously reported material weaknesses - We engaged a third-party firm, which specializes in outsourced internal audit services, including those related to ITGC, to assist us with our remediation efforts related to change management and system access controls; conduct staff training addressing ITGCs and related policies and procedures; and identify other opportunities to enhance our system of internal controls over technology.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, which were ongoing during the last fiscal quarter ended January 31, 2020, there were no other changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended January 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2020, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2020. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2020.

Equity Compensation Plans

The following sets forth information relating to Lakeland’s equity compensation plans as of January 31, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1) (c)
Equity Compensation plans approved by security holders	218,839	$11.49	141,161
Equity compensation plans not approved by security holders	-----	-----	-----
Total	218,839	$11.49	141,161

(1)
The total reflected in column (c) includes shares available for grant as any type of equity award under our 2017 Equity Incentive Plan.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.
(1) Financial Statements - Covered by Report of Independent Registered Public Accounting Firm

(A)
 Consolidated Statements of Operations for the years ended January 31, 2020 and 2019

(B)
Consolidated Statements of Comprehensive Income for the years ended January 31, 2020 and 2019

(C)
Consolidated Balance Sheets at January 31, 2020 and 2019

(D)
Consolidated Statements of Stockholders’ Equity for the years ended January 31, 2020 and 2019

(E)
Consolidated Statements of Cash Flows for the years ended January 31, 2020 and 2019

(F)
Notes to Consolidated Financial Statements

 (4) Exhibits – See (b) below

b. Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended (incorporated by reference to Exhibit 3.2 of Lakeland Industries, Inc.’s Form 10-Q filed December 7, 2011).
3.2	Amended and Restated Bylaws of Lakeland Industries Inc., (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 8-K filed April 28, 2017).
4.2	Lakeland Industries, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc.’s Form 8-K filed June 22, 2017).
10.1	Employment Agreement dated July 19, 2019, between Allen E. Dillard and the Company (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed July 24, 2019).
10.2	Employment Agreement dated January 27, 2020, between Charles D. Roberson and the Company (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed January 29, 2020).
10.3	Form of Stock Option Certificate and Agreement (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 10-Q filed September 9, 2019).
10.4	Lakeland Industries, Inc. Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed June 29, 2012).
10.5
Lease Agreement dated April 4, 2011, between Wallingfen Park Limited, as lessor, and Lakeland Industries, Inc., as lessee (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 10-Q for fiscal quarter ended April 30, 2015).

10.6
Agreement for the Purchase of Debts dated January 29, 2013 between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed February 25, 2013).

10.7
Fixed Charge on Non-vesting Debts and Floating Charge dated January 29, 2013 between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.2 to Lakeland Industries, Inc. Form 8-K filed February 25, 2013).

10.8
Standard Terms & Conditions dated May 15, 2018, for the debt provided by between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.20 of Lakeland Industries, Inc.’s Form 10-K filed April 10, 2019).

10.9
Amendment to Agreement for Purchase of Debts, dated effectively as of December 3, 2014 between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed December 8, 2014).

Exhibit No.	Description

10.10
Letter Agreement dated December 5, 2014, between Lakeland Industries, Inc. and HSBC Invoice Finance (UK) Ltd. (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed December 8, 2014).

10.11
Lease Agreement dated February 10, 2016, between Safety Pro, LLC, as lessor and Lakeland Industries, Inc. as lessee (incorporated by reference to Exhibit 10.55 of Lakeland Industries, Inc. Form 10-K filed April 21, 2016).

10.12
Shares Transfer Agreement, dated as of June 19, 2015, by and among Lakeland Industries, Inc., Brasil Industria E Comercio de Roupas E Equipamentos de Protecao Individual Ltda, Zap Comércio de Brindes Corporativos Ltda and Jack Nemer (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed June 25, 2015).

10.13
Amendment to Agreement for Purchase of Debts, dated effectively as of December 31, 2015 between Lakeland Industries Europe Ltd. and HSBC Invoice Finance (UK) Limited (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed December 8, 2014).

10.14	Loan Agreement dated May 10, 2017, by and between Lakeland Industries, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed May 16, 2017)
10.15
Amended Bank Covenant, dated June 7, 2019, by and between Lakeland Industries, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 10-Q filed June 10, 2019).

10.16	Security Agreement dated May 10, 2017, by and between Lakeland Industries, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed May 16, 2017)
10.17
Lease Agreement dated December 1, 2018, between Tamash S.A., as lessor and Lakeland Argentina S.R.L, as lessee (incorporated by reference to Exhibit 10.20 of Lakeland Industries, Inc.’s Form 10-K filed April 10, 2019)

14.1	Lakeland Industries, Inc. Code of Ethics, as amended on September 29, 2017 (incorporated by reference to Exhibit 14.1 of Lakeland Industries, Inc.’s Form 10-K filed April 10, 2019)
21
Subsidiaries of Lakeland Industries, Inc. (wholly owned) and jurisdictions of incorporation:
Lakeland Protective Wear, Inc. (Ontario, Canada)
Weifang Meiyang Protective Products Co., Ltd. (China)
Weifang Lakeland Safety Products Co., Ltd. (China)
Lakeland (Beijing) Safety Products Co., Ltd. (Beijing & Shanghai China)
Lakeland Industries Europe Ltd. (Cardiff, United Kingdom)
Industrias Lakeland S.A. de C.V. (Zacatecas, Mexico)
Lakeland Industries Chile Limitado (Santiago, Chile)
Indian Pan-Pacific Sales Ltd. (Hong Kong, China)
Lakeland (Hong Kong) Trading Co., Ltd. (Hong Kong, China)
Lakeland Argentina, SRL (Buenos Aires, Argentina)
Lakeland Glove and Safety Apparel Private, Ltd. (Noida, India)
Lakeland India Private Limited, New Delhi, India)
RussIndProtection, Ltd. (Moscow, Russia)
Art Prom, LLC (Kazakhstan, Russia)
SpecProtect LLC (St. Petersburg, Russia)
Lakeland (Vietnam) Industries Co., Ltd. (Nam Dinh, Vietnam)
Lakeland Industries Australia Pty Ltd. (Mornington, Australia)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.

Dated: April 15, 2020	By:	/s/ Charles D. Roberson
Charles D. Roberson,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

Signature	Title	Date

/s/ Christopher J. Ryan	Executive Chairman of the Board	April 15, 2020
Christopher J. Ryan

/s/ Charles D. Roberson	Chief Executive Officer, President,	April 15, 2020
Charles D. Roberson	Secretary and Director
(Principal Executive Officer)

/s/ Allen E. Dillard	Chief Financial Officer	April 15, 2020
Allen E. Dillard	(Principal Financial and Accounting Officer)

/s/ A. John Kreft	Chairman of the Board	April 15, 2020
A. John Kreft

/s/ Jeffrey Schlarbaum	Director	April 15, 2020
Jeffrey Schlarbaum

/s/ Thomas McAteer	Director	April 15, 2020
Thomas McAteer

/s/ James Jenkins	Director	April 15, 2020
James Jenkins