Form 10-Q
period 2020-04-30
LAKELAND INDUSTRIES INC
filed 2020-06-09
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ⁯	Accelerated filer ☒
Nonaccelerated filer ⁯	Smaller reporting company ☒
Emerging growth company ⁯

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 5, 2020
Common Stock, $0.01 par value per share	7,976,275 Shares

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
●
a terrorism attack, other geopolitical crisis, or widespread outbreak of an illness or other health issue, such as the COVID-19 Coronavirus outbreak, could negatively impact our domestic and/or international operations;
●
the COVID-19 pandemic poses a threat to manufacturing capacity and could temporarily disrupt operations at our facilities;
●
as a result of the COVID-19 pandemic, a recession may result which would negatively affect our results of operations;
●
our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates;
●
we may be exposed to continuing and other liabilities arising from our former Brazilian operations;
●
the implementation of our "Enterprise Resource Planning ("ERP") system had, and may in the future have, an adverse effect on operating results;
●
in fiscal 2020, we identified a material weakness in our internal controls over financial reporting; if we continue to fail maintaining proper and effective internal controls or are unable to remediate a material weakness in our internal controls, our ability to produce accurate and timely financial statements could be impaired, and investors’ views of us could be harmed;
●
we have manufacturing and other operations in China which may be adversely affected by tariff wars and other trade maneuvers;
●
we may be adversely affected by the withdrawal of the United Kingdom from the European Union;
●
our results of operations may vary widely from quarter to quarter;
●
some of our sales are to foreign buyers, which exposes us to additional risks;
●
we deal in countries where corruption is an obstacle;
●
we are exposed to tax expense risks;
●
covenants in our credit facilities may restrict our financial and operating flexibility;
●
because we do not have long-term commitments from many of our customers, we must estimate customer demand, and errors in our estimates could negatively impact our inventory levels and net sales;
●
we face competition from other companies, a number of which have substantially greater resources than we do;
●
our operations are substantially dependent upon key personnel;
●
technological change could negatively affect sales of our products and our performance;
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
●
provisions in our restated certificate of incorporation and by-laws and Delaware law could make a merger, tender offer or proxy contest difficult;
●
acquisitions could be unsuccessful;
●
we may need additional funds, and if we are unable to obtain these funds, we may not be able to expand or operate our business as planned;
●
rapid technological change could negatively affect sales of our products, inventory levels and our performance; and
●
the other factors referenced in this Form 10-Q, including, without limitation, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2020 Form 10-K.

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
($000’s except for share and per share information)

	Three Months Ended April 30,
	2020	2019
Net sales	$45,582	$24,684
Cost of goods sold	23,438	17,130
Gross profit	22,144	7,554
Operating expenses	9,774	7,869
Operating profit (loss)	12,370	(315)
Other income (expense), net	6	(27)
Interest expense	(17)	(34)
Income (loss) before taxes	12,359	(376)
Income tax expense	3,725	89
Net income (loss)	$8,634	$(465)
Net income (loss) per common share:
Basic	$1.08	$(0.06)
Diluted	$1.07	$(0.06)
Weighted average common shares outstanding:
Basic	7,972,423	8,013,840
Diluted	8,044,849	8,013,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
($000’s)

	Three Months Ended April 30,
	2020	2019

Net income (loss)	$8,634	$(465)
Other comprehensive loss:
Foreign currency translation adjustments	(289)	(69)
Comprehensive income (loss)	$8,345	$(534)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(000’s except for share information)

ASSETS	April 30,	January 31,
	2020	2020
Current assets
Cash and cash equivalents	$23,473	$14,606
Accounts receivable, net of allowance for doubtful accounts of $647 and $497 at April 30, 2020 and January 31, 2020, respectively	25,074	17,702
Inventories	37,470	44,238
Prepaid VAT and other taxes	1,516	1,228
Other current assets	3,229	2,033
Total current assets	90,762	79,807
Property and equipment, net	9,847	10,113
Operating leases right-of-use assets	2,246	2,244
Deferred tax assets	3,625	5,939
Prepaid VAT and other taxes	292	333
Other assets	81	98
Goodwill	871	871
Total assets	$107,724	$99,405
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,119	$7,204
Accrued compensation and benefits	2,020	1,300
Other accrued expenses	3,713	2,445
Current maturity of long-term debt	-----	1,155
Short-term borrowings	139	----
Current portion of operating lease liabilities	925	835
Total current liabilities	12,916	12,939
Long-term portion of operating lease liabilities	1,268	1,414
Total liabilities	14,184	14,353
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	-----	-----
Common stock, $0.01 par; authorized 20,000,000 shares Issued 8,485,517 and 8,481,665; outstanding 7,976,275 and 7,972,423 at April 30, 2020 and January 31, 2020, respectively	85	85
Treasury stock, at cost; 509,242 shares	(5,023)	(5,023)
Additional paid-in capital	75,314	75,171
Retained earnings	26,215	17,581
Accumulated other comprehensive loss	(3,051)	(2,762)
Total stockholders' equity	93,540	85,052
Total liabilities and stockholders' equity	$107,724	$99,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(000’s except for share information)

							Accummulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
		($000’s)		($000’s)	($000’s)	($000’s)	($000’s)	($000’s)

Balance, January 31, 2019	8,475,929	$85	(462,089)	$(4,517)	$75,612	$14,300	$(2,252)	$83,228

Net loss	-----	-----	-----	-----	-----	(465)	-----	(465)
Other comprehensive loss	-----	-----	-----	-----	-----	-----	(69)	(69)
Stock-based compensation:
Restricted Stock Plan	-----	-----	-----	-----	201	-----	-----	201
Balance, April 30, 2019	8,475,929	$85	(462,089)	$(4,517)	$75,813	$13,835	$(2,321)	$82,895

Balance, January 31, 2020	8,481,665	$85	(509,242)	$(5,023)	$75,171	$17,581	$(2,762)	$85,052
Net Income	-----	-----	-----	-----	-----	8,634	-----	8,634
Other comprehensive loss	-----	-----	-----	-----	-----	-----	(289)	(289)
Stock-based compensation:
Restricted stock issued	3,852	-----	-----	-----	-----	-----	-----	-----
Restricted stock plan	-----	-----	-----	-----	163	-----	-----	163
Return of shares in lieu of payroll withholding	-----	-----	-----	-----	(20)	-----	-----	(20)
Balance, April 30, 2020	8,485,517	$85	(509,242)	$(5,023)	$75,314	$26,215	$(3,051)	$93,540

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($000)’s

	Three Months Ended April 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$8,634	$(465)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for doubtful accounts	150	105
Deferred income taxes	2,314	(158)
Depreciation and amortization	453	383
Stock based and restricted stock compensation	163	201
Loss on disposal of property and equipment	7	-----
Non-cash operating lease expense	214	251
(Increase) decrease in operating assets
Accounts receivable	(7,589)	1,144
Inventories	6,656	(4,414)
Prepaid VAT and other taxes	(288)	127
Other current assets	(1,199)	(247)
Increase in operating liabilities
Accounts payable	(1,008)	4,242
Accrued expenses and other liabilities	2,017	596
Operating lease liabilities	(271)	(251)
Net cash provided by operating activities	10,253	1,514
Cash flows from investing activities:
Purchases of property and equipment	(194)	(168)
Cash flows from financing activities:
Loan repayments, short-term	(1,181)	-----
Loan borrowings, short-term	158	-----
Loan repayments, long-term	-----	(40)
UK borrowings under line of credit facility, net	-----	156
Shares returned to pay employee taxes under restricted stock program	(20)	-----
Net cash provided by (used in) financing activities	(1,043)	116
Effect of exchange rate changes on cash and cash equivalents	(149)	(11)
Net increase in cash and cash equivalents	8,867	1,451
Cash and cash equivalents at beginning of period	14,606	12,831
Cash and cash equivalents at end of period	$23,473	$14,282

Supplemental disclosure of cash flow information:
Cash paid for interest	$17	$34
Cash paid for taxes	$861	$276

Noncash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$215	$2,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.
Business
Lakeland Industries, Inc. and Subsidiaries (“Lakeland,” the “Company,” “we,” “our” or “us”), a Delaware corporation organized in April 1986, manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. Our products are sold globally by our inhouse sales teams, our customer service group, and authorized independent sales representatives to a network of over 1,600 global safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mixture of end users directly, and to industrial distributors depending on the particular country and market. In addition to the United States, sales are made to more than 50 foreign countries, the majority of which were into China, the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India and Southeast Asia.

2.
Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting of only normal and recurring adjustments) which are, in the opinion of management, necessary to present fairly the unaudited condensed consolidated financial information required herein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended January 31, 2020.

The results of operations for the three month period ended April 30, 2020 are not necessarily indicative of the results to be expected for the full year.

In this Form 10-Q, (a) “FY means fiscal year; thus for example, FY21 refers to the fiscal year ending January 31, 2021, (b) “Q” refers to quarter; thus, for example, Q1 FY21 refers to the first quarter of the fiscal year ending January 31, 2021, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet and (d) “Statement of Operations” refers to unaudited condensed consolidated statement of operations.

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

Revenue Recognition
Substantially all the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses, and for the month ended April 30, 2020 and 2019, aggregated approximately $1.6 million and $0.8 million, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

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

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended April 30, (in millions of dollars)
	2020	2019
External Sales by region:
USA	$23.11	$12.87
Other foreign	2.30	0.78
Europe (UK)	3.01	2.39
Mexico	1.37	0.60
Asia	9.05	3.83
Canada	4.31	2.49
Latin America	2.43	1.72
Consolidated external sales	$45.58	$24.68

	Three Months Ended April 30, (in millions of dollars)
	2020	2019
External Sales by product lines:
Disposables	$31.21	$12.36
Chemical	8.88	5.06
Fire	1.45	1.40
Gloves	0.78	0.75
High Visability	1.35	2.12
High Performance Wear	0.29	0.23
Wovens	1.62	2.76
Consolidated external sales	$45.58	$24.68

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

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold. If necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the unaudited condensed consolidated balance sheets. The Company does not have any uncertain tax positions at April 30, 2020 or January 31, 2020.

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

Pursuant to US GAAP, assets and liabilities of the Company’s foreign operations with functional currencies, other than the US dollar, are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction (loss) gain included in net income (loss) for the three months ended April 30, 2020 and 2019, were approximately $(0.1) million and $0.1 million, respectively.

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

Net Income (loss) Per Share
Net Income (loss) per share are based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted income (loss) per share are based on the weighted average number of common shares and common stock equivalents. The diluted income (loss) per share calculation takes into account unvested restricted shares and the shares that may be issued upon exercise of stock options, reduced by shares that may be repurchased with the funds received from the exercise, based on the average price during the fiscal period. Potentially dilutive securities are excluded from the computation of diluted loss per share since their effect would be antidilutive.

Reclassifications
Certain reclassifications have been made to the presentation of the segment data in the prior period consolidated financial statements to conform to the current period’s presentation. These reclassifications had no impact on the previously reported net loss.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

New Accounting Pronouncements Recently Adopted
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which includes provisions, intended to simplify the test for goodwill impairment. The standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has adopted this guidance using prospective transition method, which had no material impact on its unaudited condensed consolidated financial statements and related disclosures.

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

4.
Inventories
Inventories consist of the following (in $000s):

	April 30, 2020	January 31, 2020

Raw materials	$16,417	$16,709
Work-in-process	959	670
Finished goods	20,094	26,859
	$37,470	$44,238

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

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Leases recorded on the consolidated balance sheet consist of the following (in $000’s):

	Classification	April 30, 2020	January 31, 2020

Assets
Operating lease assets	Operating lease right-of-use assets	$2,246	$2,244

Liabilities
Current
Operating	Current portion of operating lease liabilities	$925	$835
Noncurrent
Operating	Long-term portion of operating lease liabilities	1,268	1,414
Total Lease Obligations		$2,193	$2,249

Lease cost
The components of lease expense are included on the unaudited condensed consolidated statement of operations as follows (in 000’s):

	Classification	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019
Operating lease cost	Cost of goods sold	$90	$145
	Operating expenses	$223	$119
Short-term lease cost		$155	$36

Maturity of Lease Liabilities
Maturity of lease liabilities as of April 30, 2020 was as follows (in $000’s):

For the 12 months ended April 30,	Operating Leases (a)
2021	$1,025
2022	769
2023	455
2024	22
2025	18
Thereafter	112
Total lease payments	$2,401
Less: Interest	(208)
Present value of lease liability	$2,193

(a)
Operating lease payments include $72,042 related to options to extend lease terms that are reasonably certain of being exercised.

Weighted-average lease terms and discount rates are as follows:

Weighted-average remaining lease term (years)	April 30, 2020	January 31, 2020
Operating leases	3.05	3.14

Weighted-average discount rate
Operating leases	6.40%	5.87%

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental cash flow information related to leases for the three months ended April 30, 2020 were as follows
(in 000’s):

Cash paid for amounts included in the measurement of lease liabilities:	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019
Operating cash flows from operating leases	$303	$264
Leased assets obtained in exchange for new operating lease liabilities	$215	$2,486

6.
Other Current Assets
As of April 30, 2020 and January 31, 2020, the Company’s other current assets were comprised of the following:

	April 30, 2020	January 31, 2020

Prepaid maintenance contracts	$203	$144
Prepaid insurance	220	49
Prepaid material and supplies	2,103	1,313
UK factoring (due from HSBC)	367	113
Prepaid other	336	414
	$3,229	$2,033

7.
Other Accrued Expenses
As of April 30, 2020 and January 31, 2020, the Company’s other accrued expenses were comprised of the following:

	April 30, 2020	January 31, 2020

Other employee related costs, including employee benefits	$169	$199
Freight expenses and material purchases	1,829	673
Professional fees	264	279
Sales commissions	150	234
Other vendor accruals	442	718
Income tax accrual	859	342
	$3,713	$2,445

8.
Long-Term Debt

Revolving Credit Facility

On May 10, 2017, the Company entered into a Loan Agreement (the “Loan Agreement”) with SunTrust Bank (“Lender”). The Loan Agreement provides the Company with a secured (i) $20.0 million revolving credit facility, which includes a $5.0 million letter of credit sub-facility, and (ii) $1,575,000 term loan with Lender. The Company may request from time to time an increase in the revolving credit loan commitment of up to $10.0 million (for a total commitment of up to $30.0 million). Borrowing pursuant to the revolving credit facility is subject to a borrowing base amount calculated as (a) 85% of eligible accounts receivable, as defined, plus (b) an inventory formula amount, as defined, minus (c) an amount equal to the greater of (i) $1,500,000 or (ii) 7.5% of the then current revolver commitment amount, minus (d) certain reserves as determined by the Loan Agreement. The credit facility which was to mature on May 10, 2020 was extended to August 10, 2020 (subject to earlier termination upon the occurrence of certain events of default as set forth in the Loan Agreement).

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Borrowings under the term loan and the revolving credit facility bear interest at an interest rate determined by reference whether the loan is a base rate loan or Eurodollar loan, with the rate election made by the Company at the time of the borrowing or at any time the Company elects pursuant to the terms of the Loan Agreement. The term loan is payable in equal monthly principal installments of $13,125 each, beginning on June 1, 2017, and on the first day of each succeeding month, with a final payment of the remaining principal and interest on May 10, 2020 (subject to earlier termination as provided in the Loan Agreement). For that portion of the term loan that consists of Eurodollar loans, the term loan shall bear interest at the LIBOR Market Index Rate (“LIBOR”) plus 2.0% per annum, and for that portion of the term loan that consists of base rate loans, the term loan shall bear interest at the base rate then in effect plus 1.0% per annum. All principal and unpaid accrued interest under the revolving credit facility shall be due and payable on the maturity date of the revolver. For that portion of the revolver loan that consists of Eurodollar loans, the revolver shall bear interest at LIBOR plus a margin rate of 1.75% per annum for the first nine months and thereafter between 1.5% and 2.0%, depending on the Company’s “availability calculation” (as defined in the Loan Agreement) and, for that portion of the revolver that consists of base rate loans, the revolver shall bear interest at the base rate then in effect plus a margin rate of 0.75% per annum for the first nine months and thereafter between 0.50% and 1.0%, depending on the availability calculation. As of the closing, the Company elected all borrowings under the Loan Agreement to accrue interest at LIBOR which, as of that date, was 0.99500%. As such, the initial rate of interest for the revolver was 2.745% per annum and the initial rate of interest for the term loan was 2.995% per annum. At April 30, 2020 and January 31, 2020, the rate of interest on the revolver was 2.5% and 3.8% per annum, respectively, and the rate of interest on the term loan was 3.0% and 3.3% per annum, respectively. The Loan Agreement provides for payment of an unused line fee of between 0.25% and 0.50%, depending on the amount by which the revolving credit loan commitment exceeds the amount of the revolving credit loans outstanding (including letters of credit), which shall be payable monthly in arrears on the average daily unused portion of the revolver.

In connection with the Loan Agreement, the Company entered into a security agreement, dated May 10, 2017, with Lender pursuant to which the Company granted to Lender a first priority perfected security interest in substantially all real and personal property of the Company.

The Company agreed to maintain a minimum “fixed charge coverage ratio” (as defined in the Loan Agreement) as of the end of each fiscal quarter, commencing with the fiscal quarter ended October 31, 2017, of not less than 1.10 to 1.00 during the applicable fiscal quarter, and agreed to certain negative covenants that are customary for credit arrangements of this type, including restrictions on the Company’s ability to enter into mergers, acquisitions or other business combination transactions, conduct its business, grant liens, make certain investments, incur additional indebtedness, and make stock repurchases. At April 30, 2020 and January 31, 2020 the Company was in compliance with all provisions in the loan agreement.

As of April 30, 2020 and January 31, 2020, the Company had no borrowings outstanding on the letter of credit sub-facility and no borrowings outstanding under the revolving credit facility. With respect to the term loan, the Company had no borrowings outstanding on April 30, 2020 and $1.2 million outstanding on January 31, 2020. On April 10, 2020, the Company prepaid the outstanding balance on the term loan. The Company is currently negotiating with another prospective lender to provide a revolving credit facility agreement which would replace the existing agreement with SunTrust.

Borrowings in UK
On December 31, 2014, the Company and Lakeland Industries Europe, Ltd, (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with HSBC Bank to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million, based on exchange rates at time of closing) to £1,500,000 (approximately USD $2.3 million, based on exchange rates at time of closing), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million, based on exchange rates at time of closing) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. On December 31, 2016, Lakeland UK entered into an extension of the maturity date of its existing facility with HSBC Invoice Finance (UK) Ltd. to December 19, 2017. Other than the extension of the maturity date and a small reduction of the service charge from 0.9% to 0.85%, all other terms of the facility remained the same. On December 4, 2017 the facility was extended to March 31, 2018 for the next review period. On March 9, 2019 the facility was extended to March 31, 2020 and on March 6, 2020 further extended to March 31, 2021 with no additional changes to the terms. There were no borrowings outstanding under this facility at either April 30, 2020 or April 30, 2019. The amounts due from HSBC of USD $0.4 million and USD $0.1 million as of April 30, 2020 and January 31, 2020, respectively, is included in other current assets on the accompanying consolidated balance sheets.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Borrowing in Argentina
On March 20, 2020 Lakeland Argentina and AP Partners entered into an agreement for Lakeland Argetnina to obtain a loan in the amount of ARS $10 million (approximately USD $158k, based on exchange rates at time of closing); such loan is for a term of one year at an interest rate of 30% per annum. The amount outstanding at April 30, 2020 was ARS $9.3 million (approximately USD $139k which is shown as short-term borrowings on the consolidated balance sheet).

Below is a table to summarize the debt amounts above (in 000’s):

	Short-Term		Long-Term		Current Maturity of Long-Term
	April 30, 2020	January 31, 2020	April 30, 2020	January 31, 2020	April 30, 2020	January 31, 2020
U.S	$-----	$-----	$-----	$-----	$-----	$1,155
Argentina	139	-----	-----	-----	-----	------
Totals	$139	$-----	$-----	$-----	$-----	$1,155

9.
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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC (UK); Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, and JSC Bank Centercredit in Kazakhstan. The Company monitors its financial depositories by their credit rating which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There is approximately $3.6 million total included in the US bank accounts and approximately $19.9 million total in foreign bank accounts as of April 30, 2020, of which $22.8 million was uninsured.

Major Customer
No customer accounted for more than 10% of net sales during the three month periods ended April 30, 2020 and 2019.

Major Supplier
No supplier accounted for more than 10% of purchases during the three month periods ended April 30, 2020 and 2019.

10.
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

The Committee has the authority to determine the type of award, as well as the amount, terms and conditions of each award, under the 2017 Plan, subject to the limitations and other provisions of the 2017 Plan. An aggregate of 360,000 shares of the Company’s common stock are authorized for issuance under the 2017 Plan, subject to adjustment as provided in the 2017 Plan for stock splits, dividends, distributions, recapitalizations and other similar transactions or events. If any shares subject to an award are forfeited, expire, lapse or otherwise terminate without issuance of such shares, such shares shall, to the extent of such forfeiture, expiration, lapse or termination, again be available for issuance under the 2017 Plan. The following tables summarize the unvested shares granted on June 7, 2018, December 4, 2019 and April 9, 2020 which have been made under the 2017 Plan.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Granted June 7, 2018

	Number of shares awarded total
	Minimum	Target	Maximum	Cap
Employees	17,834	26,753	35,670	42,805
Non-Employee Directors	7,168	10,752	14,336	17,204
Total	25,002	37,505	50,006	60,009

	Value at grant date
	Minimum	Target	Maximum	Cap
Employees	$248,800	$373,200	$497,600	$597,120
Non-Employee Directors	100,000	150,000	200,000	240,000
Total	$348,800	$523,200	$697,600	$837,120

Granted December 4, 2019 and April 9, 2020

	Number of shares awarded total
	Minimum	Target	Maximum
Employees	78,004	120,006	144,009
Non-Employee Directors	27,664	42,560	51,072
Total	105,668	162,566	195,081

	Value at grant date
	Minimum	Target	Maximum
Employees	$943,570	$1,451,600	$1,741,920
Non-Employee Directors	338,000	520,000	624,000
Total	$1,281,570	$1,971,600	$2,365,920

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company recognized total stock-based compensation costs, which are reflected in operating expenses:

	Three Months Ended April 30,
	2020	2019
2017 Plan:
Restricted Stock Program	$149,539	$201,829
Stock Options	14,347	-----
	$163,886	$201,829
Stock appreciation rights	-----	(121)
Total stock-based compensation	$163,886	$201,708
Total income tax benefit recognized for stock-based compensation arrangement	$34,416	$42,359

Restricted Stock Units
Under the 2017 Plan, as described above, the Company awarded performance-based and service based restricted stock units to eligible employees and directors. The following table summarizes the activity under the 2017 Plan for the quarter ended April 30, 2020. This table reflects the amount of awards granted at the maximum number of shares that would be issued if the Company were to achieve the maximum performance level under the December 2019 and April 2020 grants.

	Performance-Based	Service-Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2020	109,234	9,930	119,164	$10.33
Awarded	69,591	6,326	75,917	$14.95
Vested	-----	-----	-----	-----
Forfeited	-----	-----	-----	-----
Outstanding at April 30, 2020	178,825	16,256	195,081	$12.13

The actual number of shares of Common Stock, if any, to be earned by the award recipient is determined over the three year performance measurement periods based on measures that include revenue growth, EBITDA margin, and free cash flow, retention and Board discretion for the December 4, 2019 and April 9, 2020 grants. The performance targets have been set for each of the Minimum, Target, and Maximum levels.The actual performance amount achieved is determined by the Board and may be adjusted for items determined to be unusual in nature or infrequent in occurrence, at the discretion of the Board.

The compensation cost is based on the fair value at the grant date, is recognized over the requisite performance/service period using the straight-line method, and is periodically adjusted for the probable number of shares to be awarded. The Company is recognizing expense related to the December 2019 and April 2020 grants under the 2017 Plan at Target, and these expenses were approximately $140,000 for the quarter ended April 30, 2020. As of April 30, 2020, unrecognized stock-based compensation expense totaled $1,665,000 pursuant to the 2017 Plan based on outstanding awards under the Plan. This expense is expected to be recognized over of the next 2.75 years.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table reflects the amount of awards granted at the maximum number of shares that would be issued if the Company were to achieve the maximum performance level in relation to the June 2018 grants.

Shares issued under 2017 Plan	Outstanding Unvested Grants at Maximum at Beginning of FY21	Granted during FY21	Becoming Vested during FY21	Forfeited during FY21	Outstanding Unvested Grants at Maximum at End of April 30, FY21
Restricted stock grants – employees	35,670	-----	-----	-----	35,670
Restricted stock grants – non-employee directors	14,336	-----	-----	-----	14,336
Total restricted stock	50,006	-----	-----	-----	50,006

Weighted average grant date fair value	$13.95	$-----	$-----	$-----	$13.95

The actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a three year performance measurement period based on measures that include Earnings Before Interest Taxes Depreciation and Amoritzation (“EBITDA”). As of April 30, 2020, based on actual performance to date, it was deemed improbable that the Company would meet the minimum performance level required for the June 7, 2018 grants to vest.

Stock Options
During the year ended January 31, 2020 a stock option was granted pursuant to the Company’s 2017 Equity Incentive Plan in the amount of 24,900 shares at an exercise price of $11.17 per share. Such shares will vest at 8,300 shares on each of August 12, 2020, August 12, 2021 and August 12, 2022.

The following table represents stock options granted, exercised and forfeited during the period.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 31, 2020	24,900	$11.17	9.53	$-----
Granted	-----	-----	-----	-----
Outstanding at April 30, 2020	24,900	$11.17	9.29	-----

Exercisable at April 30, 2020	-----	$-----	-----	$-----

The Company recognized approximately $14,000 of stock-based compensation expense during the quarter ended April 30, 2020 associated with the grant of the stock option. As of April 30, 2020 there is approximately $133,000 of unrecognized stock-based compensation expense.

Other Compensation Plans/Programs
Pursuant to the Company’s restricted stock program, all directors are eligible to elect to receive any director fees in shares of restricted stock in lieu of cash. Such restricted shares are subject to a two-year vesting period. The valuation is based on the stock price at the grant date and is amortized to expense over the two-year period, which approximates the performance period. Since the director is giving up cash for unvested shares, and is subject to a vesting requirement, the amount of shares awarded is 133% of the cash amount based on the grant date stock price. As of April 30, 2020, unrecognized stock-based compensation expense related to these restricted stock awards totaled $20,548 for the 2017 Plan. The cost of these non-vested awards is expected to be recognized over a two-year weighted-average period. In addition, as of April 30, 2020, the Company issued 3,852 shares and has granted awards for up to an aggregate of 19,439 shares under the 2017 Plan.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Repurchase Program
On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. During the quarter ended April 30, 2020, the Company did not repurchase any shares of its common stock. The Company has repurchased 152,801 shares of stock under this program as of April 30, 2020 for $1,671,188 inclusive, of commissions.

11.
Income Taxes

Deferred Taxes and Valuation Allowance
The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. The valuation allowance was $1.3 million at April 30, 2020 and January 31, 2020.

The federal net operating loss (“NOL”) carryforwards as of April 30, 2020 were approximately $6.6 million before tax effects. If not utilized, the NOL generated from the 1/31/2015 tax year will expire after 1/31/2035, and the NOL generated after 01/31/2018 will be carried forward indefintley.

The state net opering loss (“NOL”) carryforwards as of April 30, 2020 were approximately $22.6 million before tax effects. The state NOLs with carry forward limitations will begin to expire after 1/31/2025 and will continue to expire at various periods up until 1/31/2039 when they will be fully expired. The states have a larger spread because some only carryforward for 10 years and some allow 20 years. The Georgia NOLs generated after 1/31/2018 can be carried forward indefinitely.

Tax Reform
On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law.  The 2017 Tax Cuts and Jobs Act (the Tax Act) reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018. The Tax Act requires us to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our US deferred tax assets as well as reassessing the net realizability of our deferred tax assets.  The Company completed this re-measurement and reassessment in FY18. While the Tax Act provides for a modified territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The regulations were finalized as of June 14, 2019 and reassessment of the GILTI tax as it is currently written resulted in a charge to tax expense of $1.2 and $0.1 million for the three months ended April 30, 2020 and 2019, respectively. The Company intends to account for the GILTI tax in the period in which it is incurred. Though this non-cash expense (due to use of existing NOLs) has a materially negative impact on earnings, the Tax Act also changes the taxation of foreign earnings, and companies generally will not be subject to United States federal income taxes upon the receipt of dividends from foreign subsidiaries.

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

We previously considered substantially all of the earnings in our non-U.S. subsidiaries to be indefinitely reinvested outside the U.S. and, accordingly, recorded no deferred income taxes on such earnings.  At this time, the applicable provisions of the Tax Act have been fully analyzed and our intention with respect to unremitted foreign earnings is to continue to indefinitely reinvest outside the U.S. those earnings needed for working capital or additional foreign investment. As stated above, GILTI is recognized in the period it is incurred and is not considered with regard to deferred income tax on unremitted earnings and profits. All international subsidiaries are impacted by GILTI calculation.

Income Tax Expense
Income tax expenses consist of federal, state and foreign income taxes. Items impacting the effective rate are foreign income subject to US tax (including Tax Reform impacts), tax rates in foreign jurisdictions, US state income taxes, tax deductions for restricted stock vesting, company borrowing structures, and other permanent tax differences.

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.
Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share at April 30, 2020 and 2019 as follows:

	Three Months Ended April 30,
	(in $000s except share and per share information)
	2020	2019
Numerator:
Net income (loss)	$8,634	$(465)
Denominator:
Denominator for basic net income (loss) per share (weighted-average shares which reflect shares in the treasury, 509,242 at April 30, 2020 and 462,089 for April 30, 2019)	7,972,423	8,013,840
Effect of dilutive securities from restricted stock plan and from dilutive effect of warrants	72,426	-----
Denominator for diluted net income (loss) per share (adjusted weighted average shares)	8,044,849	8,013,840
Basic net income (loss) per share	$1.08	$(0.06)
Diluted net income (loss) per share	$1.07	$(0.06)
Warrants and restricted stock awards excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.	-----	196,340

13.
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

The first case was initially filed in 2010 claiming USD $100,000 owed to plaintiff. This case is on its final appeal to the Brazilian Supreme Court, having already been ruled upon in favor of Lakeland three (3) times, most recently by the Labor Court Supreme Court. The claimant having lost three times previously, management firmly believes that Lakeland will continue to prevail in this case.  A second case filed against Lakeland by a former officer of Lakeland Brazil , was filed in Labor court in 2014 claiming Lakeland owed USD $300,000. The Labor court ruled that the claimant’s case was outside of the scope of the Labor court and the case was dismissed. The claimant is appealing within the Labor court system. A third case filed by a former Lakeland Brazil manager in 2014 was ruled upon in civil court and awarded the claimant USD $100,000. Both the claimant and Lakeland have appealed this decision.  In the last case a former officer of our former Brazilian subsidiary filed a claim seeking approximately USD $700,000 that he alleges is due to him against an unpaid promissory note. Lakeland has not been served with process and no decision on the merits has been issued in this case yet. Management firmly believes these claims to be without any merit and does not anticipate a negative outcome resulting in significant expense to us.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

There are additional cases in Labor and Civil courts against Lakeland Brazil in which Lakeland is not a party, and other outstanding monetary allegations of Lakeland Brazil.

The Company has provided for professional fees and litigation reserves associated with potential residual labor claims in Brazil. The accrual on the balance sheet at April 30, 2020 and January 31, 2020 is $0.2 million, respectively.

General litigation contingencies:
The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of April 30, 2020, to the best of the Company’s knowledge, there were no outstanding claims or litigation, except for the labor contingencies in Brazil described above.

14.
Segment Reporting
Domestic and international sales from continuing operations are as follows in millions of dollars:

	Three Months Ended April 30,
	2020		2019

Domestic	$23.11	50.70%	$12.87	52.12%
International	$22.47	49.30%	11.81	47.88%
Total	$45.58	100.00%	$24.68	100.00%

We manage our operations by evaluating each of our geographic locations. Our US operations include a facility in Alabama (primarily the distribution to customers of the bulk of our products and the light manufacturing of our chemical, wovens, reflective, and fire products). The Company also maintains one manufacturing company in China (primarily disposable and chemical suit production), a manufacturing facility in Mexico (primarily disposable, reflective, fire and chemical suit production), a manufacturing facility in Vietnam (primarily disposable production) and a small manufacturing facility in India. Our China facilities produce the majority of the Company’s products and China generates a significant portion of the Company’s international revenues. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in the USA, Canada, Mexico, Europe, Latin America, India, Russia, Kazakhstan, Australia and China, which sell and distribute products shipped from the United States, Mexico, India or China. The table below represents information about reported segments for the years noted therein:

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below represents information about reported segments for the years noted therein:

	Three Months Ended April 30, (in millions of dollars)
	2020	2019
Net Sales:
USA Operations (including Corporate)	$24.13	$13.90
Other foreign	3.04	1.36
Europe (UK)	3.01	2.39
Mexico	1.82	0.90
Asia	20.02	13.18
Canada	4.31	2.50
Latin America	2.54	1.74
Less intersegment sales	(13.29)	(11.29)
Consolidated sales	$45.58	$24.68
External Sales:
USA Operations (including Corporate)	$23.11	$12.87
Other foreign	2.30	0.78
Europe (UK)	3.01	2.39
Mexico	1.37	0.60
Asia	9.05	3.83
Canada	4.31	2.49
Latin America	2.43	1.72
Consolidated external sales	$45.58	$24.68
Intersegment Sales:
USA Operations (including Corporate)	$1.02	$1.03
Other foreign	0.74	0.58
Mexico	0.45	0.30
Asia	10.97	9.35
Canada	-----	0.01
Latin America	0.11	0.02
Consolidated intersegment sales	$13.29	$11.29

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended April 30, (in millions of dollars)
	2020	2019
Operating Profit (Loss):
USA Operations (including Corporate)	$4.33	$(1.12)
Other foreign	1.23	0.14
Europe (UK)	0.46	0.01
Mexico	0.22	(0.18)
Asia	4.51	0.23
Canada	1.13	0.25
Latin America	0.57	0.24
Less intersegment profit	(0.08)	0.11
Consolidated operating profit (loss)	$12.37	$(0.32)
Depreciation and Amortization Expense:
USA Operations(including Corporate)	$0.22	$0.21
Other foreign	0.01	(0.01)
Mexico	0.04	0.04
Asia	0.18	0.14
Canada	0.02	-----
Latin America	0.01	0.01
Less intersegment	(0.03)	(0.01)
Consolidated depreciation & amortization expense	$0.45	$0.38
Interest Expense:
USA Operations (including Corporate)	$0.01	$0.01
Latin America	0.01	0.02
Consolidated interest expense	$0.02	$0.03
Income Tax Expense:
USA Operations (including Corporate)	$2.28	$(0.13)
Other foreign	0.01	-----
Europe (UK)	0.08	-----
Asia	0.90	0.15
Canada	0.31	0.04
Latin America	0.16	0.01
Less intersegment	(0.01)	0.02
Consolidated income tax expense	$3.73	$0.09

Lakeland Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	April 30, 2020	January 31, 2020
	(in millions of dollars)
Total Assets: *
USA Operations (including Corporate)	$84.26	$88.08
Other foreign	2.60	1.61
Europe (UK)	4.83	4.52
Mexico	5.45	5.00
Asia	46.80	44.30
Canada	6.38	6.09
Latin America	6.27	5.77
Less intersegment	(48.87)	(55.96)
Consolidated assets	$107.72	$99.41
Total Assets Less Intersegment:*
USA Operations (including Corporate)	$47.42	$49.94
Other foreign	4.59	3.33
Europe (UK)	4.83	4.52
Mexico	5.58	5.16
Asia	32.83	24.73
Canada	6.37	6.07
Latin America	6.10	5.66
Consolidated assets	$107.72	$99.41
Property and Equipment:
USA Operations (including Corporate)	$3.17	$3.32
Other foreign	0.18	0.15
Europe (UK)	0.01	0.01
Mexico	2.13	2.17
Asia	3.11	3.19
Canada	1.14	1.15
Latin America	0.03	0.04
Less intersegment	0.08	0.08
Consolidated long-lived assets	$9.85	$10.11
Capital Expenditures:
USA Operations (including Coprorate)	$0.06	$0.25
Other foreign	0.02	0.01
Europe (UK)	-----	0.01
Mexico	-----	0.17
Asia	0.11	0.58
Canada	-----	-----
Latin America	-----	0.01
Consolidated capital expenditure	$0.19	$1.03
Goodwill:
USA Operations	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87
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

Overview; Response to COVID-19 Outbreak
We manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a network of over 1,600 global safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mixture of end users directly, and to industrial distributors depending on the particular country and market. In addition to the United States, sales are made to more than 50 foreign countries, the majority of which were into China, the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India and Southeast Asia.

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. More recently we have added manufacturing operations in Vietnam and India to offset increasing manufacturing costs in China and further diversify our manufacturing capabilities. Our China operations will continue primarily manufacturing for the Chinese market and other markets where duty advantages exist. Manufacturing expansion is not only necessary to control rising costs, it is also necessary for Lakeland to achieve its growth objectives. Our net sales attributable to customers outside the United States were $22.5 million and $11.8 million for the three months ended April 30, 2020 and 2019, respectively.

The last two weeks of FY20 and Q1 FY21 were dominated by response to the COVID-19 outbreak. The virus’ progression into a global pandemic will likely impact our business throughout the entirety of FY21. In the near term, increased demand for our disposable and chemical lines, combined with our high inventory levels has produced sales revenues beyond our sustainable manufacturing capacity on an annualized basis. We anticipate that COVID-19 sales will continue for the remainder of FY21 however not at the levels experienced in Q1 FY21 as inventory has been reduced by the high demand and we are limited to our maximum available manufacturing throughput until we can meaningfully increase sustainable manufacturing capacity. Our future sales would also be affected should there be an industry-wide shortage of necessary raw materials in the event of a new rise in COVID-19 cases; in this respect we did experience significant price increases for fabric during the first quarter of FY 21 and managed our available manufacturing capacity to meet customer demand at these higher prices. While we have not experienced any manufacturing capacity issues due to government quarantine or shelter-in-place orders, or due to COVID-19 outbreaks in any of our factories, there can be no assurance that this will continue to be the case. Potential headwinds to revenue as we emerge from pandemic sales include the possibility of a recession and consumer stockpiled inventories, as well as a decline in our oil and gas industrial sector that may temper demand within our regular markets in the second half of the year. Reference is made to “Risk Factors” in Part I, Item 1, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020. Offsetting these risks are changes to our sales environment, as a result of COVID-19, that we believe represent considerable upside to sales. We believe that once the pandemic subsides, there will likely be secondary government-based pandemic demand as governments around the world seek to replenish and perhaps increase their PPE stockpiles prior to a possible second wave of virus outbreak in the fall. This stockpiling will be filled in part by inventory that is in the distribution channels as the pandemic ends. When specific governments will issue RFQs for additional product is unknown, but some RFQs are already pending release, others may take up to a year. Additionally, we believe the private sector will also engage in stockpiling of PPE as supply channels catch up to demand. And finally, we are seeing the emergence of institutional cleaning as a new market segement as countries and states reopen and seek to prevent further infections. For these reasons we are maximizing our manufacturing capacity in the near-term and preparing for a slower second half to last quarter of the year.

Lakeland’s strategy for response to these “black swan” events is to remain focused on our long term growth strategies and tailor our response to these events so as to accelerate our strategic plans. We believe that focusing on our long-term growth strategy is also a solid strategy for minimizing the impact of any post-pandemic recession. In this particular case, our long-term strategy for revenue and margin improvement is to increase market penetration into markets that use higher value, higher margin products, that are recession resistant. Our manufacturing flexibility allows the company to maximize the manufacture of disposable and chemical garments without degrading its ability to supply higher end, flame resistant and arc flash resistant garments. In order to maximize our response to pandemic demand, we have increased the daily working hours for our disposables and chemical manufacturing product lines, and we have significantly reduced the number of SKUs in these product lines in order to maximize efficiencies. This will have the effect of increasing throughput and reducing manufacturing costs to help mitigate any raw materials prices increases. Additionally, by focusing on a few core styles, we believe we can minimize the impact on inventory of any production over run when the pandemic subsides. We are not deviating from our growth strategy, rather we are looking to utilize the short-term, increased demand as a catylast to accelerate attainment of growth objectives.

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

Revenue Recognition. Substantially all of the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses. For the three months ended April 30, 2020 and 2019 shipping and hadling costs aggregated approximately $1.6 million and $0.8 million, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

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

Net sales by geographic region and by product line are included below:

	Three Months Ended April 30, (in millions of dollars)
	2020	2019
External Sales by geographic region:
USA	$23.11	$12.87
Other foreign	2.30	0.78
Europe (UK)	3.01	2.39
Mexico	1.37	0.60
Asia	9.05	3.83
Canada	4.31	2.49
Latin America	2.43	1.72
Consolidated external sales	$45.58	$24.68

	Three Months Ended April 30, (in millions of dollars)
	2020	2019
External Sales by product lines:
Disposables	$31.21	$12.36
Chemical	8.88	5.06
Fire	1.45	1.40
Gloves	0.78	0.75
High Visibility	1.35	2.12
High Performance Wear	0.29	0.23
Wovens	1.62	2.76
Consolidated external sales	$45.58	$24.68

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

Significant Balance Sheet Fluctuation April 30, 2020, Compared to January 31, 2020

Cash increased by $8.9 million, primarily as a result of increased profitability, improved accounts receivable collection efficiency, and a decrease in inventory, offset by the payoff of the term loan outstanding at January 31, 2020. Accounts receivable increased due to the increase in sales. Inventory decreased $6.8 million due to the increase in sales. Accounts payable, accrued compensation, and other accrued expenses increased $0.9 million. Capital expenditures for the three months ended April 30, 2020 were $0.2 million.

Three Months ended April 30, 2020, Compared to the Three Months Ended April 30, 2019

Reference is made to “Overview; Response to COVID-19 Outbreak” above which should be read in conjunction with this Section.

Net Sales. Net sales increased to $45.6 million for the three months ended April 30, 2020 compared to $24.7 million for the three months ended April 30, 2019, an increase of 84.7%. Sales globally were driven by COVID-19 demand, as we realized significant increases in all markets for our disposable and chemical product lines. In addition to the increased volumes, sales were also impacted by price increases based on our normal, annual adjustments, special price increases due to increases in raw material costs, which we expect will be temporary, and increased sales to new customers, which are typically at prices above those for our recurring customers. We were able to meet this demand with inventory on hand (which has been significantly reduced) and by increasing our manufacturing capacity with expanded operating hours. Other product lines such as wovens, which are primarily used by industrial customers, declined during the period due to various global shutdowns and quarantines.

Gross Profit. Gross profit increased $14.6 million, or 193.1%, to $22.1 million for the three months ended April 30, 2020, from $7.6 million for the three months ended April 30, 2019. Gross profit as a percentage of net sales increased to 48.6% for the three-month period ended April 30, 2020, from 30.6% for the three months ended April 30, 2019. Major factors driving gross margins were:

●
Significant increases in volumes driven by COVID-19 demand.
●
Price increases described above.
●
Improved manufacturing efficiency in substantially all locations as we increased the number of hours per shift and number of days per week.
●
Reduction in SKUs led to increased run size that increased manufacturing throughput and improved efficiency.
●
Sales of reserved inventory into COVID-19 applications.

Operating Expense. Operating expenses increased 24.2% from $7.9. million for the three months ended April 30, 2019 to $9.8 million for the three months ended April 30, 2020. Operating expenses as a percentage of net sales was 21.4% for the three months ended April 30, 2020, down from 31.9 % for the three months ended April 30, 2019. Selling expenses increased $1.4 million, including sales compensation and commissions, freight out, advertising and marketing. General and administrative expenses were increased due to increases in salaries and compensation (including bonuses), and currency fluctuations.

Operating Profit (Loss). Operating profit increased to $12.4 million for the three months ended April 30, 2020 from an operating loss of $(0.3) million for the three months ended April 30, 2019, due to the impacts detailed above. Operating margins were 27.1% for the three months ended April 30, 2020, as compared to (1.3%) for the three months ended April 30, 2019.

Interest Expense. Interest expense decreased slightly to $0.02 million for the three months ended April 30, 2020 from $0.03 million for the three months ended April 30, 2019 as a result of very little borrowings for each quarter.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $3.7 million for the three months ended April 30, 2020, compared to $0.1 million for the three months ended April 30, 2019, due to the increase in operating profit.

Net Income (loss).  Net income increased by $9.1 million to $8.6 million for the three months ended April 30, 2020 from a $(0.5) million loss for the three months ended April 30, 2019.

Liquidity and Capital Resources

At April 30, 2020, cash and cash equivalents were approximately $23.5 million and working capital was approximately $77.9 million. Cash and cash equivalents increased $8.9 million and working capital increased $11.0 million from January 31, 2020, due to increased profitability and a focus on working capital efficiencies.

Of the Company’s total cash and cash equivalents of $23.5 million as of April 30, 2020, cash held in Latin America of $1.3 million, cash held in Russia and Kazakhstan of $1.4 million, cash held in the UK of $0.5 million, cash held in India of $0.9 million and cash held in Canada of $1.7 million would not be subject to additional US tax due to the change in the US tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). In the event the Company repatriated cash from China, of the $12.9 million balance at April 30, 2020 there would be an additional 10% withholding tax incurred in that country. The Company has strategically employed a dividend plan subject to declaration and certain approvals in which its Canadian subsidiary sends dividends to the US in the amount of 100% of the previous year’s earnings, the UK subsidiary sends dividends to the US in the amount of 50% of the previous year’s earnings, and the Weifang China subsidiary sends dividends to the US in declared amounts of the previous year’s earnings. No dividends were proposed by management or declared by our Board of Directors for our China subsidiary in the quarter ended April 30, 2020.

Net cash provided by operating activities of $10.3 million for the three months ended April 30, 2020 was primarily due to net income of $8.6 million, non-cash expenses of $2.9 million for deferred taxes, depreciation and amortization and stock compensation, offset in part by a $1.3 million increase in net working capital accounts. Net cash used in investing activities of $0.2 million for the three months April 30, 2020 reflects purchases of property and equipment. Net cash used in financing activities of $1.0 million for the three months ended April 30, 2020, was due to the repayment of a term loan.

We currently have a $20 million revolving credit facility which commenced May 10, 2017, and which will expire on August 10, 2020., This facility currently carries an interest rate of 3.3% per annum. There are no borrowings outstanding under this facility at April 30, 2020. Maximum availability under this facility at April 30, 2020 was approximately $15.7 million. Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to fixed charge coverage ratio and limits on capital expenditures and investments in foreign subsidiaries. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our primary lender, SunTrust Bank, has a security interest in substantially all of our US assets and pledges of 65% of the equity of the Company’s foreign subsidiaries. If our lender declares amounts outstanding under the credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business. We are currently negotiating with another prospective lender to provide a revolving credit facility agreement which would replace the existing agreement with SunTrust.

The Company has experienced increased sales and order activity as a result of the COVID-19 pandemic and may need to increase inventories in order to continue to respond to this increased demand. Additionally, the Company may accelerate investments in capacity expansion which may require significant capital expenditures.

Stock Repurchase Program. On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. During the three months ended April 30, 2020, the Company repurchased no shares of stock. The Company has repurchased 152,801 shares of stock under this program as of the date of this filing which amounted to $1,671,188, inclusive of commissions.

Capital Expenditures. Our capital expenditures for first quarter of FY21 of $0.2 million principally relate to capital purchases for our manufacturing facilities in Mexico, Vietnam and India, and the enhancement of our global IT infrastructure. We anticipate FY21 capital expenditures to be approximately $2.0 million as we continue to deploy our ERP solution globally, invest in strategic capacity expansion, and replace existing equipment in the normal course of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item and therefore, no disclosure is required under Item 7A for the Company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer, with assistance from other members of management. We have reviewed for the effectiveness of our disclosure controls and procedures as of April 30, 2020 and, based on our evaluation, we have concluded the disclosure controls and procedures were not effective as of that date due to the same material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2021.

PART II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are not applicable

Item 6. Exhibits:

Exhibits:* Filed herewith
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Definitions Document
101.DEF	XBRL Taxonomy Extension Labels Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentations Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND INDUSTRIES, INC. (Registrant)

Date: June 9, 2020	/s/ Charles D. Roberson
Charles D. Roberson, Chief Executive Officer, President and Secretary (Principal Executive Officer and Authorized Signatory)

Date: June 9, 2020	/s/ Allen E. Dillard
Allen E. Dillard, (Principal Financial Officer and Authorized Signatory)