Form 10-Q
period 2020-07-31
LAKELAND INDUSTRIES INC
filed 2020-09-09
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 0-15535

LAKELAND INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3115216
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

202 Pride Lane SW, Decatur, AL	35603
(Address of Principal Executive Offices)	(Zip Code)

(Registrant's telephone number, including area code) (256) 350-3873

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Commorn Stock	LAKE	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Nonaccelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 6, 2020
Common Stock, $0.01 par value per share	7,979,902 Shares

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
•

a terrorism attack, other geopolitical crisis, or widespread outbreak of an illness or other health issue, such as the COVID 19 Coronavirus outbreak, could negatively impact our domestic and/or international operations;

•	the COVID 19 pandemic poses a threat to manufacturing capacity and could temporarily disrupt operations at our facilities;
•	as a result of the COVID 19 pandemic, a recession may result which would negatively affect our results of operations;
•

sales and operating profits for the six month period ended July 31, 2020 were positively effected by COVID 19 related demand; upon diminishment of this pandemic, we will no longer experience this effect;

•	our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates;
•	we may be exposed to continuing and other liabilities arising from our former Brazilian operations;
•	the implementation of our "Enterprise Resource Planning ("ERP") system had, and may in the future have, an adverse effect on operating results;
•

in fiscal 2020, we identified a material weakness in our internal controls over financial reporting; if we continue to fail maintaining proper and effective internal controls or are unable to remediate a material weakness in our internal controls, our ability to produce accurate and timely financial statements could be impaired, and investors’ views of us could be harmed;

•	we have manufacturing and other operations in China which may be adversely affected by tariff wars and other trade maneuvers;
•	we may be adversely affected by the withdrawal of the United Kingdom from the European Union;
•	our results of operations may vary widely from quarter to quarter;
•	some of our sales are to foreign buyers, which exposes us to additional risks;
•	we deal in countries where corruption is an obstacle;
•	we are exposed to tax expense risks;

•	covenants in our credit facilities may restrict our financial and operating flexibility;
•	because we do not have long-term commitments from many of our customers, we must estimate customer demand, and errors in our estimates could negatively impact our inventory levels and net sales;
•	we face competition from other companies, a number of which have substantially greater resources than we do;
•	our operations are substantially dependent upon key personnel;
•	technological change could negatively affect sales of our products and our performance;
•	cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and result of operations;
•	we may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims;
•	environmental laws and regulations may subject us to significant liabilities;
•	our directors and executive officers have the ability to exert significant influence on us and on matters subject to a vote of our stockholders;
•	provisions in our restated certificate of incorporation and by-laws and Delaware law could make a merger, tender offer or proxy contest difficult;
•	acquisitions could be unsuccessful;
•	we may need additional funds, and if we are unable to obtain these funds, we may not be able to expand or operate our business as planned;
•	rapid technological change could negatively affect sales of our products, inventory levels and our performance; and
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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

($000’s except for share and per share information)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net sales	$35,021	$27,472	$80,603	$52,156
Cost of goods sold	17,681	17,053	41,119	34,183
Gross profit	17,340	10,419	39,484	17,973
Operating expenses	7,606	7,781	17,380	15,650
Operating profit	9,734	2,638	22,104	2,323
Other income (expense), net	31	3	37	(24)
Interest expense	(2)	(38)	(19)	(72)
Income before taxes	9,763	2,603	22,122	2,227
Income tax expense	424	1,208	4,149	1,297
Net income	$9,339	$1,395	$17,973	$930
Net income per common share:
Basic	$1.17	$0.17	$2.25	$0.12
Diluted	$1.16	$0.17	$2.23	$0.11
Weighted average common shares outstanding:
Basic	7,976,275	8,012,475	7,974,370	8,013,150
Diluted	8,079,744	8,102,342	8,062,318	8,096,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

($000’s)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019

Net income	$9,339	$1,395	$17,973	$930
Other comprehensive income (loss):
Foreign currency translation adjustments	298	(156)	9	(225)
Comprehensive income	$9,637	$1,239	$17,982	$705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(000’s except for share information)

	July 31,	January 31,
	2020	2020
ASSETS
Current assets
Cash and cash equivalents	$34,945	$14,606
Accounts receivable, net of allowance for doubtful accounts of $759 and $497 at July 31, 2020 and January 31, 2020, respectively	20,243	17,702
Inventories	43,087	44,238
Prepaid VAT and other taxes	1,220	1,228
Other current assets	4,214	2,033
Total current assets	103,709	79,807
Property and equipment, net	9,923	10,113
Operating leases right-of-use assets	2,064	2,244
Deferred tax assets	4,630	5,939
Prepaid VAT and other taxes	332	333
Other assets	93	98
Goodwill	871	871
Total assets	$121,622	$99,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,495	$7,204
Accrued compensation and benefits	2,183	1,300
Other accrued expenses	3,555	2,445
Current maturity of long-term debt	-----	1,155
Current portion of operating lease liabilities	887	835
Total current liabilities	17,120	12,939
Long-term portion of operating lease liabilities	1,145	1,414
Total liabilities	18,265	14,353
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	-----	-----
Common stock, $0.01 par; authorized 20,000,000 shares Issued 8,489,144 and 8,481,665; outstanding 7,979,902 and 7,972,423 at July 31, 2020 and January 31, 2020, respectively	85	85
Treasury stock, at cost; 509,242 shares	(5,023)	(5,023)
Additional paid-in capital	75,494	75,171
Retained earnings	35,554	17,581
Accumulated other comprehensive loss	(2,753)	(2,762)
Total stockholders' equity	103,357	85,052
Total liabilities and stockholders' equity	$121,622	$99,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(000’s except for share information)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
		($000’s)		($000’s)	($000’s)	($000’s)	($000’s)	($000’s)

Balance, January 31, 2019	8,475,929	$85	(462,089)	$(4,517)	$75,612	$14,300	$(2,252)	$83,228

Net income	-----	-----	-----	-----	-----	930	-----	930
Other comprehensive loss	-----	-----	-----	-----	-----	-----	(225)	(225)
Stock-based compensation:
Restricted Stock Plan	-----	-----	-----	-----	(251)	-----	-----	(251)
Treasury stock purchased, inclusive of commissions	-----	-----	(9,200)	(97)	-----	-----	-----	(97)
Balance, July 31, 2019	8,475,929	$85	(471,289)	$(4,614)	$75,361	$15,230	$(2,477)	$83,585

Balance, April 30, 2019	8,475,929	$85	(462,089)	$(4,517)	$75,813	$13,835	$(2,321)	$82,895
Net Income	-----	-----	-----	-----	-----	1,395	-----	1,395
Other comprehensive income	-----	-----	-----	-----	-----	-----	(156)	(156)
Stock-based compensation:
Restricted stock plan	-----	-----	-----	-----	(452)	-----	-----	(452)
Treasury stock purchased, inclusive of commissions	-----	-----	(9,200)	(97)	-----	-----	-----	(97)
Balance, July 31, 2019	8,475,929	$85	(471,289)	$(4,614)	$75,361	$15,230	$(2,477)	$83,585

Balance, January 31, 2020	8,481,665	$85	(509,242)	$(5,023)	$75,171	$17,581	$(2,762)	$85,052
Net Income	-----	-----	-----	-----	-----	17,973	-----	17,973
Other comprehensive income	-----	-----	-----	-----	-----	-----	9	9
Stock-based compensation:
Restricted stock issued	7,479	-----	-----	-----	-----	-----	-----	-----
Restricted stock plan	-----	-----	-----	-----	378	-----	-----	378
Return of shares in lieu of payroll withholding	-----	-----	-----	-----	(55)	-----	-----	(55)
Balance, July 31, 2020	8,489,144	$85	(509,242)	$(5,023)	$75,494	$35,554	$(2,753)	$103,357

Balance, April 30, 2020	8,485,517	$85	(509,242)	$(5,023)	$75,314	$26,215	$(3,051)	$93,540
Net Income	-----	-----	-----	-----	-----	9,339	-----	9,339
Other comprehensive income	-----	-----	-----	-----	-----	-----	298	298
Stock-based compensation:
Restricted stock issued	3,627	-----	-----	-----	-----	-----	-----	-----
Restricted stock plan	-----	-----	-----	-----	215	-----	-----	215
Return of shares in lieu of payroll withholding	-----	-----	-----	-----	(35)	-----	-----	(35)
Balance, July 31, 2020	8,489,144	$85	(509,242)	$(5,023)	$75,494	$35,554	$(2,753)	$103,357

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($000)’s

	Six Months Ended July 31,
	2020	2019
Cash flows from operating activities:
Net income	$17,973	$930
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	262	25
Deferred income taxes	1,309	302
Depreciation and amortization	934	836
Stock based and restricted stock compensation	409	(251)
Loss on disposal of property and equipment	9	-----
Non-cash operating lease expense	469	527
(Increase) decrease in operating assets
Accounts receivable	(2,843)	(1,615)
Inventories	1,178	(7,171)
Prepaid VAT and other taxes	7	355
Other current assets	(2,283)	(146)
Increase (decrease) in operating liabilities
Accounts payable	3,330	2,110
Accrued expenses and other liabilities	2,083	797
Operating lease liabilities	(506)	(527)
Net cash provided by (used in) operating activities	22,331	(3,828)
Cash flows from investing activities:
Purchases of property and equipment	(740)	(585)
Cash flows from financing activities:
Net borrowing under revolving credit facility	----	332
Loan repayments, short-term	(1,319)	-----
Loan borrowings, short-term	158	-----
Loan repayments, long-term	-----	(79)
UK borrowings under line of credit facility, net	-----	544
Purchase of Treasury Stock under stock repurchase program	-----	(97)
Shares returned to pay employee taxes under restricted stock program	(55)	-----
Net cash (used in) provided by financing activities	(1,216)	700
Effect of exchange rate changes on cash and cash equivalents	(36)	(62)
Net increase (decrease) in cash and cash equivalents	20,339	(3,775)
Cash and cash equivalents at beginning of period	14,606	12,831
Cash and cash equivalents at end of period	$34,945	$9,056

Supplemental disclosure of cash flow information:
Cash paid for interest	$19	$72
Cash paid for taxes	$1,726	$931

Noncash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$289	$3,095

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. Business

Lakeland Industries, Inc. and Subsidiaries (“Lakeland,” the “Company,” “we,” “our” or “us”), a Delaware corporation organized in April 1986, manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. Our products are sold globally by our inhouse sales teams, our customer service group, and authorized independent sales representatives to a network of over 1,600 global safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mixture of end users directly, and to industrial distributors depending on the particular country and market. In addition to the United States, sales are made to more than 50 foreign countries, the majority of which were in Southeast Asia, the European Economic Community (“EEC”), and Latin America,

2. Basis of Presentation

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

The results of operations for the three and six month periods ended July 31, 2020 are not necessarily indicative of the results to be expected for the full year.

In this Form 10-Q, (a) “FY” means fiscal year; thus for example, FY21 refers to the fiscal year ending January 31, 2021, (b) “Q” refers to quarter; thus, for example, Q2 FY21 refers to the second quarter of the fiscal year ending January 31, 2021, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet and (d) “Statement of Operations” refers to the unaudited condensed consolidated statement of operations.

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

Revenue Recognition

Substantially all the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations and when the customer has obtained the benefit of the goods, which can occur upon shipment or delivery depending on the nature of our agreements. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation and these costs are included in operating expenses Shipping and handling costs for the three months ended July 31, 2020 and 2019, were approximately $0.6 million and $0.8 million, respectively, and for the six months ended July 31,2020 and 2019 were approximately $2.2 million and $1.6 million, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

The transaction price includes estimates of variable consideration, related to rebates, and discounts (primarily driven by volumes) that are reductions in revenue. All estimates are based on the Company's historical experience, anticipated performance, and the Company's best judgment at the time the estimate is made. Estimates for variable consideration are reassessed each reporting period and are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur upon resolution of uncertainty associated with the variable consideration. All the Company’s contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as quantity times price per unit.

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

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold. If necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the unaudited condensed consolidated balance sheets. The Company does not have any uncertain tax positions at July 31, 2020 or January 31, 2020.

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

Pursuant to US GAAP, assets and liabilities of the Company’s foreign operations with functional currencies, other than the US dollar, are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction (loss) gain included in net income (loss) for the three months ended July 31, 2020 and 2019, were approximately $(0.3) million and $0.1 million and for the six months ended July 31, 2020 and 2019 was approximately $(0.4) million and $0.2 million, respectively.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting in response to the risk of cessation of the London Interbank Offered Rate (LIBOR). This amendment provides for optional expedients and exceptions for applying generally accepted accounting principles to contracts and hedging relationships that are affected by LIBOR and other reference rates. The ASU generally allows for a hedge accounting to continue if the hedge was highly effective or met other standards prior to reference rate reform. Entities are permitted to apply the amendments to all contracts, cash flow and net investment hedge relationships that exist as of March 12, 2020. The relief provided in this ASU is only available for a limited time, generally through December 31, 2022. Our debt agreement that utilizes LIBOR has not yet discontinued the use of LIBOR and, therefore, this ASU is not yet effective for us. To the extent our debt arrangements change to another accepted rate, we will utilize the relief available in this ASU.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

4. Inventories

Inventories consist of the following (in $000s):

	July 31, 2020	January 31, 2020

Raw materials	$17,688	$16,709
Work-in-process	956	670
Finished goods	24,443	26,859
	$43,087	$44,238

5. Leases

We lease real property, equipment and certain automobiles. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

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

Leases recorded on the consolidated balance sheet consist of the following (in $000’s):

	Classification	July 31, 2020	January 31, 2020

Assets
Operating lease assets	Operating lease right-of-use assets	$2,064	$2,244

Liabilities
Current
Operating	Current portion of operating lease liabilities	887	835
Noncurrent
Operating	Long-term portion of operating lease liabilities	1,145	1,414
Total Lease Obligations		$2,032	$2,249

Lease cost

The components of lease expense are included on the unaudited condensed consolidated statement of operations as follows (in 000’s):

	Three Months Ended July 31, 2020	Six Months Ended July 31, 2020
Operating lease cost	$267	$580
Short-term lease cost	$149	$304

Maturity of Lease Liabilities

Maturity of lease liabilities as of July 31, 2020 was as follows (in $000’s):

For the 12 months ended July 31,	Operating Leases (a)
2021	$976
2022	776
2023	318
2024	21
2025	18
Thereafter	108
Total lease payments	$2,217
Less: Interest	(185)
Present value of lease liability	$2,032

(a)	Operating lease payments include $72 related to options to extend lease terms that are reasonably certain of being exercised.

Weighted-average lease terms and discount rates are as follows:

Weighted-average remaining lease term (years)	July 31, 2020	January 31, 2020
Operating leases	2.93	3.14

Weighted-average discount rate
Operating leases	6.19%	5.87%

Supplemental cash flow information related to leases for the three months and six months ended July 31, 2020 were as follows (in 000’s):

Cash paid for amounts included in the measurement of lease liabilities:	Three Months Ended July 31, 2020	Six Months Ended July 31, 2020
Operating cash flows from operating leases	$277	$580
Leased assets obtained in exchange for new operating lease liabilities	$74	$289

6. Other Current Assets

As of July 31, 2020 and January 31, 2020, the Company’s other current assets were comprised of the following:

	July 31, 2020	January 31, 2020

Prepaid maintenance contracts	$259	$144
Prepaid insurance	251	49
Prepaid material and supplies	1,955	1,313
UK factoring (due from HSBC)	1,250	113
Prepaid other	499	414
	$4,214	$2,033

The UK factoring account represents trade receivables collected on our behalf that have not yet been conveyed to the Company by HSBC. The increase is due to the increase in sales in the EEC.

7. Other Accrued Expenses

As of July 31, 2020 and January 31, 2020, the Company’s other accrued expenses were comprised of the following:

	July 31, 2020	January 31, 2020

Other employee related costs, including employee benefits	$211	$199
Freight expenses and material purchases	1,266	673
Professional fees	125	279
Sales commissions	122	234
Other vendor accruals	423	718
Income tax accrual	1,408	342
	$3,555	$2,445

The increase in income tax accrual is due to the increase in profitability and the resulting tax obligations.

8. Long-Term Debt

Revolving Credit Facility

On June 25, 2020, the Company entered into a Loan Agreement (the “Loan Agreement”) with Bank of America (“Lender”). The Loan Agreement provides the Company with a secured (i) $12.5 million revolving credit facility, which includes a $5.0 million letter of credit sub-facility. The Company may request from time to time an increase in the revolving credit loan commitment of up to $5.0 million (for a total commitment of up to $17.5 million). Borrowing pursuant to the revolving credit facility is subject to a borrowing base amount calculated as (a) 80% of eligible accounts receivable, as defined, plus (b) 50% of the value of acceptable inventory, as defined, minus (c) certain reserves as the Lender may establish for the amount of estimated exposure, as reasonably determined by the Lender from time to time, under certain interest rate swap contracts. The borrowing base limitation only applies during periods when the Company’s quarterly funded debt to EBITDA ratio, as defined, exceeds 2.00 to 1.00. The credit facility will mature on June 25, 2025.

Borrowings under the revolving credit facility bear interest at a rate per annum equal to the sum of the LIBOR Daily Floating Rate (“LIBOR”), plus 125 basis points. LIBOR is subject to a floor of 100 basis points. All outstanding principal and unpaid accrued interest under the revolving credit facility is due and payable on the maturity date. On a one-time basis, and subject to there not existing an event of default, the Company may elect convert up to $5 million of the then outstanding principal of the revolving credit facility to a term loan facility with an assumed amortization of 15 years and the same interest rate and maturity date as the revolving credit facility. The Loan Agreement provides for an annual unused line of credit commitment fee, payable quarterly, of 0.25%, based on the difference between the total credit line commitment and the average daily amount of credit outstanding under the facility during the preceding quarter.

The Company made certain representations and warranties to the Lender in the Loan Agreement that are customary for credit arrangements of this type. The Company also agreed to maintain, as of the end of each fiscal quarter, a minimum “basic fixed charge coverage ratio” (as defined in the Loan Agreement) of at least 1.15 to 1.00 and a “funded debt to EBITDA ratio” (as defined in the Loan Agreement) not to exceed 3.00 to 1.00, in each case for the trailing 12-month period ending with the applicable quarterly reporting period. The Company also agreed to certain negative covenants that are customary for credit arrangements of this type, including restrictions on the Company’s ability to enter into mergers, acquisitions or other business combination transactions, conduct its business, grant liens, make certain investments, make substantial change in the present executive or management personnel and incur additional indebtedness, which negative covenants are subject to certain exceptions.

The Loan Agreement contains customary events of default that include, among other things (subject to any applicable cure periods and materiality qualifier), non-payment of principal, interest or fees, defaults under related agreements with the Lender, cross-defaults under agreements for other indebtedness, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgements and material adverse change. Upon the occurrence of an event of default, the Lender may terminate all loan commitments, declare all outstanding indebtedness owing under the Loan Agreement and related documents to be immediately due and payable, and may exercise its other rights and remedies provided for under the Loan Agreement.

In connection with the Loan Agreement, the Company entered into with the Lender (i) a security agreement dated June 25, 2020, pursuant to which the Company granted to the Lender a first priority perfected security interest in substantially all of the personal property and the intangibles of the Company, and (ii) a pledge agreement, dated June 25, 2020, pursuant to which the Company granted to the Lender a first priority perfected security interest in the stock of its subsidiaries (limited to 65% of those subsidiaries that are considered “controlled foreign subsidiaries” as set forth in the Internal Revenue Code and regulations). The Company’s obligations to the Lender under the Loan Agreement are also secured by a negative pledge evidenced by a Non-encumbrance Agreement covering the real property owned by the Company in Decatur, Alabama

As of July 31, 2020, the Company had no borrowings outstanding on the letter of credit sub-facility and no borrowings outstanding under the revolving credit facility.

Prior to the execution of the Loan Agreement with Bank of America, the Company repaid a $1.2 million term loan that was outstanding under a similar agreement with Suntrust Bank. The Company has terminated the borrowing agreement with Suntrust Bank.

Borrowings in UK

On December 31, 2014, the Company and Lakeland Industries Europe, Ltd, (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with HSBC Bank to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million, based on exchange rates at time of closing) to £1,500,000 (approximately USD $2.3 million, based on exchange rates at time of closing), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million, based on exchange rates at time of closing) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. On December 31, 2016, Lakeland UK entered into an extension of the maturity date of its existing facility with HSBC Invoice Finance (UK) Ltd. to December 19, 2017. Other than the extension of the maturity date and a small reduction of the service charge from 0.9% to 0.85%, all other terms of the facility remained the same. On December 4, 2017 the facility was extended to March 31, 2018 for the next review period. On March 9, 2019 the facility was extended to March 31, 2020 and on March 6, 2020 further extended to March 31, 2021 with no additional changes to the terms. There were no borrowings outstanding under this facility at either July 31, 2020 or January 31, 2020. The amounts due from HSBC of USD $1.3 million and USD $0.1 million as of July 31, 2020 and January 31, 2020, respectively, is included in other current assets on the accompanying consolidated balance sheets.

Borrowing in Argentina

On March 20, 2020 Lakeland Argentina and AP Partners entered into an agreement for Lakeland Argentina to obtain a loan in the amount of ARS $10 million (approximately USD $158k, based on exchange rates at time of closing); such loan is for a term of one year at an interest rate of 30% per annum. There was no outstanding balance at July 31, 2020.

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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC (UK); Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, and JSC Bank Centercredit in Kazakhstan. The Company monitors its financial depositories by their credit rating which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There is approximately $11.3 million total included in the US bank accounts and approximately $23.6 million total in foreign bank accounts as of July 31, 2020, of which $34.3 million was uninsured.

Major Customer

No customer accounted for more than 10% of net sales during the three month and six month periods ended July 31, 2020 and 2019.

Major Supplier

No supplier accounted for more than 10% of purchases during the three month and six month periods ended July 31, 2020 and 2019.

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

Granted June 7, 2018

	Number of shares awarded total
	Minimum	Target	Maximum	Cap
Employees	17,834	26,753	35,670	42,805
Non-Employee Directors	7,168	10,752	14,336	17,204
Total	25,002	37,505	50,006	60,009

	Value at grant date
	Minimum	Target	Maximum	Cap
Employees	$248,800	$373,200	$497,600	$597,120
Non-Employee Directors	100,000	150,000	200,000	240,000
Total	$348,800	$523,200	$697,600	$837,120

Granted December 4, 2019 and April 9, 2020

	Number of shares awarded total
	Minimum	Target	Maximum
Employees	78,004	120,006	144,009
Non-Employee Directors	27,664	42,560	51,072
Total	105,668	162,566	195,081

	Value at grant date
	Minimum	Target	Maximum
Employees	$943,540	$1,451,600	$1,741,920
Non-Employee Directors	338,000	520,000	624,000
Total	$1,281,540	$1,971,600	$2,365,920

The Company recognized total stock-based compensation costs, which are reflected in operating expenses:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
2017 Plan:
Restricted Stock Program	$199	$(452)	$349	$(251)
Stock Options	15	-----	29	-----
Other	31	-----	31	-----
Total stock-based compensation	$245	$(452)	$409	$(251)

Total income tax benefit recognized for stock-based compensation arrangement	$51	$(95)	$86	$(52)

Restricted Stock Units

Under the 2017 Plan, as described above, the Company awarded performance-based and service based restricted stock units to eligible employees and directors. The following table summarizes the activity under the 2017 Plan for the quarter ended July 31, 2020. This table reflects the amount of awards granted at the maximum number of shares that would be issued if the Company were to achieve the maximum performance level under the December 2019 and April 2020 grants.

	Performance -Based	Service-Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2020	109,234	9,930	119,164	$10.33
Awarded	69,591	6,326	75,917	$14.95
Vested	-----	-----	-----	-----
Forfeited	-----	-----	-----	-----
Outstanding at July 31, 2020	178,825	16,256	195,081	$12.13

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

The compensation cost is based on the fair value at the grant date, is recognized over the requisite performance/service period using the straight-line method, and is periodically adjusted for the probable number of shares to be awarded. The Company is recognizing expense related to the December 2019 and April 2020 grants under the 2017 Plan at Target, and these expenses were approximately $0.2 million for the three months and $0.3 for the six months ended July 31, 2020. As of July 31, 2020, unrecognized stock-based compensation expense totaled $1.5 million pursuant to the 2017 Plan based on outstanding awards under the Plan. This expense is expected to be recognized over of the next 2.5 years.

The following table reflects the amount of awards granted at the maximum number of shares that would be issued if the Company were to achieve the maximum performance level in relation to the June 2018 grants.

Shares issued under 2017 Plan	Outstanding Unvested Grants at Maximum at Beginning of FY21	Granted during FY21		Becoming Vested during FY21		Forfeited during FY21		Outstanding Unvested Grants at Maximum at End of July 31, FY21
Restricted stock grants – employees	35,670		-----		-----		-----	35,670
Restricted stock grants – non-employee directors	14,336		-----		-----		-----	14,336
Total restricted stock	50,006		-----		-----		-----	50,006
Weighted average grant date fair value	$13.95	$	-----	$	-----	$	-----	$13.95

The actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a three year performance measurement period based on measures that include Earnings Before Interest Taxes Depreciation and Amoritzation (“EBITDA”). As of July 31, 2020, based on actual performance to date, it was deemed improbable that the Company would meet the minimum performance level required for the June 7, 2018 grants to vest. These grants will expire on January 31, 2021 and represent 37,505 shares at Target and 50,006 shares at Maximum. The Company will continue to monitor the cumulative performance measures required for these awards to vest and assess the associated stock-based compensation expense required to be recognized.

Stock Options

During the year ended January 31, 2020 a stock option was granted pursuant to the Company’s 2017 Equity Incentive Plan in the amount of 24,900 shares at an exercise price of $11.17 per share. Such shares will vest at 8,300 shares on each of August 12, 2020, August 12, 2021 and August 12, 2022.

The following table represents stock options granted, exercised and forfeited during the period.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 31, 2020	24,900		$11.17	9.53	$	-----
Granted	-----		-----	-----		-----
Outstanding at July 31, 2020	24,900		$11.17	9.04		-----
Exercisable at July 31, 2020	-----	$	-----	-----		-----

The Company recognized approximately $15,000 of stock-based compensation expense during the quarter ended July 31, 2020 associated with the grant of the stock option. As of July 31, 2020 there is approximately $117,000 of unrecognized stock-based compensation expense.

Other Compensation Plans/Programs

Pursuant to the Company’s restricted stock program, all directors are eligible to elect to receive any director fees in shares of restricted stock in lieu of cash. Such restricted shares are subject to a two-year vesting period. The valuation is based on the stock price at the grant date and is amortized to expense over the two-year period, which approximates the performance period. Since the director is giving up cash for unvested shares, and is subject to a vesting requirement, the amount of shares awarded is 133% of the cash amount based on the grant date stock price. As of July 31, 2020, unrecognized stock-based compensation expense related to these restricted stock awards totaled $13,148 for the 2017 Plan. The cost of these non-vested awards is expected to be recognized over a two-year weighted-average period. In addition, as of July 31, 2020, the Company issued 7,479 shares and has granted awards for up to an aggregate of 14,330 shares under the 2017 Plan.

Stock Repurchase Program

On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. During the six months ended July 31, 2020, the Company did not repurchase any shares of its common stock. The Company has repurchased 152,801 shares of stock under this program as of July 31, 2020 for $1,671,188 inclusive, of commissions.

11. Income Taxes

Deferred Taxes and Valuation Allowance

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. The valuation allowance was $1.3 million at July 31, 2020 and January 31, 2020.

The federal net operating loss (“NOL”) carryforwards as of July 31, 2020 were approximately $8.6 million before tax effects. If not utilized, the NOL generated from the January 31, 2015 tax year will expire after January 31, 2035, and the NOL generated after January 31, 2018 will be carried forward indefinitely.

The state net operating loss (“NOL”) carryforwards as of July 31, 2020 were approximately $26.2 million before tax effects. The state NOLs with carry forward limitations will begin to expire after January 31, 2025 and will continue to expire at various periods up until January 31, 2039 when they will be fully expired. The states have a larger spread because some only carryforward for 10 years and some allow 20 years. The Georgia NOLs generated after January 31, 2018 can be carried forward indefinitely.

Tax Reform

On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law. The 2017 Tax Cuts and Jobs Act (the Tax Act) reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018. The Tax Act requires us to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our US deferred tax assets as well as reassessing the net realizability of our deferred tax assets. The Company completed this re-measurement and reassessment in FY18. While the Tax Act provides for a modified territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The assessment of the GILTI tax resulted in a charge to tax expense of $-1.5 million and $0.3 million for the three and six months ended July 31, 2020 and 2019, respectively. On July 23, 2020, the GILTI regulations were modified with respect to the treatment of income subject to a high foreign tax rate and provided guidance on the treatment of these available exclusions. As a result of these modifications, the Company will be able to amend past tax returns and recapture certain NOLs previously utilized. As result of the recapture of these NOLs, the Company recorded an estimated tax benefit of $1.6 million for the three and six months ended July 31, 2020. The Company intends to account for the GILTI tax impact in the period in which it is incurred. Though this non-cash expense (due to use of existing NOLs) has a materially negative impact on earnings, the Tax Act also changes the taxation of foreign earnings, and companies generally will not be subject to United States federal income taxes upon the receipt of dividends from foreign subsidiaries.

We previously considered substantially all of the earnings in our non-U.S. subsidiaries to be indefinitely reinvested outside the U.S. and, accordingly, recorded no deferred income taxes on such earnings. At this time, the applicable provisions of the Tax Act have been fully analyzed and our intention with respect to unremitted foreign earnings is to continue to indefinitely reinvest outside the U.S. those earnings needed for working capital or additional foreign investment. If all of these earnings were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to tax. Due to the timing and circumstances of the repatriation of such earnings, if any, it is not practical to determine the amount of funds subject to unrecognized deferred tax liability.

Income Tax Expense

Income tax expenses consists of federal, state and foreign income taxes. Items impacting the effective rate are state taxes, an adjustment for foreign tax rates lower than the US statuatory tax rate, GILTI, and an adjustment to reflect the recapture of U.S. NOLs as a result of applying the GILTI high tax exclusion in tax years FY19 and FY20.

12. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share at July 31, 2020 and 2019 as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	(in $000s except share and per share information)
	2020	2019	2020	2019
Numerator:
Net income	$9,339	$1,395	$17,973	$930
Denominator:
Denominator for basic net income per share (weighted-average shares which exclude shares in the treasury, 509,242 at July 31, 2020 and 471.289 for July 31, 2019	7,976,275	8,012,475	7,974,370	8,013,150
Effect of dilutive securities from restricted stock plan	103,469	89,867	87,948	83,077
Denominator for diluted net income per share (adjusted weighted average shares)	8,079,744	8,102,342	8,062,318	8,096,227
Basic net income per share	$1.17	$0.17	$2.25	$0.12
Diluted net income per share	$1.16	$0.17	$2.23	$0.11

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

The first case was initially filed in 2010 claiming USD $100,000 owed to plaintiff. This case is on its final appeal to the Brazilian Supreme Court, having already been ruled upon in favor of Lakeland three (3) times, most recently by the Labor Court Supreme Court. The claimant having lost three times previously, management firmly believes that Lakeland will continue to prevail in this case. A second case filed against Lakeland by a former officer of Lakeland Brazil, was filed in Labor court in 2014 claiming Lakeland owed USD $300,000. The Labor court ruled that the claimant’s case was outside of the scope of the Labor court and the case was dismissed. The claimant appealed the dismissal, and this appeal was also dismissed. The claimant then failed to timely bring a further appeal, so this claim should effectively be time-barred. A third case filed by a former Lakeland Brazil manager in 2014 was ruled upon in Labor court and awarded the claimant USD $100,000. Both the claimant and Lakeland have appealed this decision and the appeals court sent the case back to the trail court for a rehearing on only one (the calculation of the amount of $100,000) of the claimant’s multiple claims. The claimant thereupon appealed again to a higher court. In the last case a former officer of our former Brazilian subsidiary filed a claim in 2016 seeking approximately USD $700,000 that he alleges is due to him against an unpaid promissory note. Lakeland was defectively served with process and no decision on the merits has been issued in this case yet. Management firmly believes these claims to be without any merit and does not anticipate a negative outcome resulting in significant expense to us.

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

The Company has provided for professional fees and litigation reserves associated with potential residual labor claims in Brazil. The accrual on the balance sheet at July 31, 2020 is $0.08 million and at January 31, 2020 is $0.2 million.

General litigation contingencies:

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters.

14. Segment Reporting

We manage our operations by evaluating each of our geographic locations. Our US operations include a facility in Alabama (primarily the distribution to customers of the bulk of our products and the light manufacturing of our chemical, wovens, reflective, and fire products). The Company also maintains one manufacturing company in China (primarily disposable and chemical suit production), a manufacturing facility in Mexico (primarily disposable, reflective, fire and chemical suit production), a manufacturing facility in Vietnam (primarily disposable production) and a small manufacturing facility in India. Our China facilities produce the majority of the Company’s products and China generates a significant portion of the Company’s international revenues. We evaluate the performance of these entities based on operating profit, which is defined as gross profit less operating expenses. We have sales forces in the USA, Canada, Mexico, Europe, Latin America, India, Russia, Kazakhstan, Australia and China, which sell and distribute products shipped from the United States, Mexico, India, Vietnam or China.

The table below represents information about reported segments for the years noted therein:

	Three Months Ended July 31,		Six Months Ended July 31,
	(in millions of dollars)		(in millions of dollars)
	2020	2019	2020	2019
Net Sales:
USA Operations (including Corporate)	$15.55	$15.62	$39.68	$29.51
Other foreign	2.38	1.81	5.42	3.17
Europe (UK)	4.16	2.48	7.17	4.87
Mexico	0.91	0.96	2.73	1.87
Asia	24.15	17.45	44.17	30.63
Canada	2.40	2.40	6.71	4.90
Latin America	3.10	2.69	5.64	4.44
Less intersegment sales	(17.63)	(15.94)	(30.92)	(27.23)
Consolidated sales	$35.02	$27.47	$80.60	$52.16
External Sales:
USA Operations (including Corporate)	$14.45	$14.44	$37.56	$27.31
Other foreign	2.02	0.92	4.32	1.68
Europe (UK)	4.16	2.48	7.17	4.87
Mexico	0.61	0.59	1.98	1.20
Asia	8.40	4.04	17.45	7.87
Canada	2.40	2.37	6.71	4.87
Latin America	2.98	2.63	5.41	4.36
Consolidated external sales	$35.02	$27.47	$80.60	$52.16
Intersegment Sales:
USA Operations (including Corporate)	$1.10	$1.18	$2.12	$2.21
Other foreign	0.36	0.89	1.10	1.47
Mexico	0.30	0.37	0.75	0.67
Asia	15.75	13.41	26.72	22.77
Canada	-----	0.03	-----	0.03
Latin America	0.12	0.06	0.23	0.08
Consolidated intersegment sales	$17.63	$15.94	$30.92	$27.23

	Three Months Ended July 31,			Six Months Ended July 31,
	(in millions of dollars)			(in millions of dollars)
	2020		2019	2020	2019
Operating Profit (Loss):
USA Operations (including Corporate)		$1.37	$0.69	$5.70	$(0.44)
Other foreign		1.17	0.31	2.40	0.53
Europe (UK)		1.14	(0.05)	1.60	(0.04)
Mexico		(0.20)	(0.23)	0.02	(0.41)
Asia		4.96	1.59	9.47	1.82
Canada		0.26	0.27	1.39	0.52
Latin America		1.12	0.07	1.69	0.24
Less intersegment profit		(0.09)	(0.01)	(0.17)	0.10
Consolidated operating profit (loss)		$9.73	$2.64	$22.10	$2.32
Depreciation and Amortization Expense:
USA Operations(including Corporate)		$0.20	$0.22	$0.42	$0.42
Other foreign		0.01	0.02	0.02	0.02
Europe (UK)		-----	-----	-----	0.01
Mexico		0.04	0.04	0.08	0.08
Asia		0.18	0.12	0.36	0.25
Canada		0.03	0.05	0.05	0.05
Latin America		0.01	0.01	0.02	0.02
Less intersegment		0.01	(0.01)	(0.02)	(0.01)
Consolidated depreciation & amortization expense		$0.48	$0.45	$0.93	$0.84
Interest Expense:
USA Operations (including Corporate)	$	-----	$0.02	$0.01	$0.03
Latin America		-----	0.02	0.01	0.04
Consolidated interest expense		-----	$0.04	$0.02	$0.07
Income Tax Expense:
USA Operations (including Corporate)		$(0.84)	$0.57	$1.44	$0.44
Other foreign		-----	-----	0.01	-----
Europe (UK)		0.19	0.01	0.27	0.01
Asia		0.82	0.36	1.72	0.50
Canada		0.07	0.17	0.38	0.22
Latin America		0.23	0.11	0.39	0.13
Less intersegment		(0.05)	(0.01)	(0.06)	-----
Consolidated income tax expense		$0.42	$1.21	$4.15	$1.30

	July 31, 2020	January 31, 2020
	(in millions of dollars)
Total Assets: *
USA Operations (including Corporate)	$89.29	$88.08
Other foreign	3.23	1.69
Europe (UK)	6.86	4.52
Mexico	6.10	5.00
Asia	57.13	44.22
Canada	6.83	6.09
Latin America	6.60	5.77
Less intersegment	(54.42)	(55.96)
Consolidated assets	$121.62	$99.41
Total Assets Less Intersegment:*
USA Operations (including Corporate)	$52.89	$49.94
Other foreign	5.01	3.41
Europe (UK)	6.85	4.52
Mexico	6.08	5.16
Asia	37.39	24.65
Canada	6.81	6.07
Latin America	6.59	5.66
Consolidated assets	$121.62	$99.41
Property and Equipment:
USA Operations (including Corporate)	$3.13	$3.32
Other foreign	0.18	0.15
Europe (UK)	0.01	0.01
Mexico	2.35	2.17
Asia	3.02	3.19
Canada	1.11	1.15
Latin America	0.03	0.04
Less intersegment	0.09	0.08
Consolidated long-lived assets	$9.92	$10.11
Capital Expenditures:
USA Operations (including Corporate)	$0.21	$0.25
Other foreign	0.06	0.01
Europe (UK)	-----	0.01
Mexico	0.26	0.17
Asia	0.11	0.58
Latin America	0.10	0.01
Consolidated capital expenditure	$0.74	$1.03
Goodwill:
USA Operations	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87
* Negative assets reflect intersegment amounts eliminated in consolidation

The table below presents external sales by product line:

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2020	2019	2020	2019
External Sales by product lines:
Disposables	$23.78	$14.30	$54.99	$26.66
Chemical	6.19	5.56	15.07	10.62
Fire	1.67	2.43	3.12	3.83
Gloves	0.54	0.84	1.32	1.59
High Visibility	0.95	2.62	2.30	5.61
High Performance Wear	0.53	0.43	0.82	0.66
Wovens	1.36	1.29	2.98	3.19
Consolidated external sales	$35.02	$27.47	$80.60	$52.16

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

Overview; Response to COVID 19 Outbreak

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

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. More recently we have added manufacturing operations in Vietnam and India to offset increasing manufacturing costs in China and further diversify our manufacturing capabilities. Our China operations will continue primarily manufacturing for the Chinese market and other markets where duty advantages exist. Manufacturing expansion is not only necessary to control rising costs, it is also necessary for Lakeland to achieve its growth objectives. Our net sales attributable to customers outside the United States were $20.6 million and $13.0 million for the three months ended July 31, 2020 and 2019, respectively.

The last two weeks of FY20 and the first six months of FY21 were dominated by response to the COVID 19 outbreak. The virus’ progression into a global pandemic will likely continue to impact our business throughout the entirety of FY21 and into the first half of FY22. In Q1 FY21, increased demand for our disposable and chemical lines, combined with our high inventory levels produced sales revenues beyond our sustainable manufacturing capacity on an annualized basis. We anticipate that COVID 19 related sales will continue for the remainder of FY21 and into the first half of FY22, however not at the levels experienced in the first half of FY21 as our inventory of applicable products has been depleted due to the high demand and we are limited to our maximum available manufacturing throughput until we can meaningfully increase sustainable manufacturing capacity. Our future sales would also be affected should there be an industry-wide shortage of necessary raw materials in the event of a new rise in COVID 19 cases; in this respect we did experience significant price increases for fabric during the first six months of FY21 and managed our available manufacturing capacity to meet customer demand at these higher prices. With the exception of our India export manufacturing operation, which did not qualify for “essential status” due to its export only restrictions, we have not experienced any manufacturing capacity issues due to inability to source raw materials, government quarantine, or shelter-in-place orders, or due to COVID 19 outbreaks in any of our factories, however there can be no assurance that this will continue to be the case. Potential headwinds to revenue as we emerge from pandemic sales include the possibility of a recession and consumer stockpiled inventories, as well as a decline in our oil and gas industrial sector that may temper demand within our regular markets in the second half of FY21.

Reference is made to “Risk Factors” in Part I, Item 1, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020. Offsetting these risks are changes to our sales environment, as a result of COVID 19, that we believe represent considerable upside to sales. We believe that once the pandemic subsides, there will likely be secondary government-based pandemic demand as governments around the world seek to replenish and perhaps increase their PPE stockpiles prior to a possible second wave of virus outbreak in the fall. This stockpiling will be filled in part by inventory that is in the distribution channels as the pandemic ends. When specific governments will issue RFQs for additional product is unknown, but some RFQs are already pending release; others are expected to be released over the next several months. Additionally, we believe the private sector will also engage in stockpiling of PPE as supply channels catch up to demand. And finally, we are seeing the emergence of institutional cleaning as a new market segement as countries and states reopen and seek to prevent further infections. For these reasons we are maximizing our manufacturing capacity in the near-term and evaluating expansion opportunities to allow us to further increase our industrial market penetration as our competitors abandon their industrial customers as they seek to maximize COVID-19 related sales. This strategy combined with new product development and manufacturing expansion also serves to prepare us for any economic slow down that may occur as COVID-19 business ends and our industry transitions to a more traditional product mix.

Lakeland’s strategy for response to these “black swan” events is to remain focused on our long term growth strategies and tailor our response to these events so as to accelerate our strategic plans. We believe that focusing on our long-term growth strategy is also a solid strategy for minimizing the impact of any post-pandemic recession. In this particular case, our long-term strategy for revenue and margin improvement is to increase market penetration into markets that use higher value, higher margin products, that are recession resistant. Our manufacturing flexibility allows the Company to maximize the manufacture of disposable and chemical garments without degrading its ability to supply higher end, flame resistant and arc flash resistant garments. In order to maximize our response to pandemic demand, we have increased the daily working hours for our disposables and chemical manufacturing product lines, and we have significantly reduced the number of SKUs in these product lines in order to maximize efficiencies. This will have the effect of increasing throughput and reducing manufacturing costs to help mitigate any raw materials prices increases. Additionally, by focusing on a few core styles, we believe we can minimize the impact on inventory of any production over run when the pandemic subsides. SKU reduction also affords Lakeland the opportunity to discontinue any styles that have ceased being profitable due to pricing or sales volume We are not deviating from our growth strategy, rather we are looking to utilize the short-term, increased demand as a catylast to accelerate attainment of growth objectives.

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

Significant Balance Sheet Fluctuation July 31, 2020, Compared to January 31, 2020

Cash increased by $20.3 million, primarily as a result of increased profitability, improved accounts receivable collection efficiency, and a decrease in inventory, offset by the payoff of the term loan outstanding at January 31, 2020. Accounts receivable increased due to the increase in sales. Inventory decreased $1.2 million due to the increase in sales. Accounts payable, accrued compensation, and other accrued expenses increased $5.3 million. Capital expenditures for the three and six months ended July 31, 2020 were $0.6 million and $0.7 million, respectively.

Three Months ended July 31, 2020, Compared to the Three Months Ended July 31, 2019

Reference is made to “Overview; Response to COVID 19 Outbreak” above which should be read in conjunction with this Section.

Net Sales. Net sales increased to $35.0 million for the three months ended July 31, 2020 compared to $27.5 million for the three months ended July 31, 2019, an increase of 27.5%. Sales globally were driven by COVID 19 demand, as we realized increased sales in all markets for our disposable and chemical product lines. In addition to the increased volumes, sales were also impacted by price increases based on our normal, annual adjustments, special price increases due to increases in raw material costs, which we expect will be temporary, and increased sales to new customers, which are typically at prices above those for our recurring customers. We were able to meet this demand by increasing our manufacturing capacity with expanded operating hours. We estimate that approximately 40% of our revenues in the current quarter were related to COVID-19 demands. Other product lines such as wovens, which are primarily used by industrial customers, declined during the period due to various global shutdowns and quarantines.

Gross Profit. Gross profit increased $6.9 million, or 66.4%, to $17.3 million for the three months ended July 31, 2020, from $10.4 million for the three months ended July 31, 2019. Gross profit as a percentage of net sales increased to 49.5% for the three-month period ended July 31, 2020, from 37.9% for the three months ended July 31, 2019. Major factors driving gross margins were:

•	Significant increases in volumes driven by COVID 19 demand.
•	Price increases described above.
•	Improved manufacturing efficiency in substantially all locations as we increased the number of hours per shift and number of days per week.
•	Increase in direct container sales.

Operating Expense. Operating expenses decreased 2.2% from $7.8 million for the three months ended July 31, 2019 to $-----7.6 million for the three months ended July 31, 2020. Operating expenses as a percentage of net sales was 21.5% for the three months ended July 31, 2020, down from 28.3% for the three months ended July 31, 2019. Selling expenses decreased $0.3 million, with increases in sales compensation and commissions offset by decreases in travel, advertising and marketing. General and administrative expenses were increased primarily due to increases in stock-based compensation, currency fluctuations, and allowance for bad debts, offset by decreases in salaries (including severance) and professional fees. In the period ended July 31, 2019, stock-based compensation was reduced by $0.5 million due to a reduction in the number of shares expected to be earned under the performance plan.

Operating Profit. Operating profit increased to $9.8 million for the three months ended July 31, 2020 from $2.6 million for the three months ended July 31, 2019, due to the impacts detailed above. Operating margins were 27.8% for the three months ended July 31, 2020, as compared to 9.6% for the three months ended July 31, 2019

Interest Expense. Interest expense decreased slightly to $2 thousand for the three months ended July 31, 2020 from $0.04 million for the three months ended July 31, 2019 as a result of reduced borrowings.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $0.4 million for the three months ended July 31, 2020, compared to $1.2 million for the three months ended July 31, 2019, due to the increase in operating profit. Income tax expense for the three months ended July 31, 2020 was reduced by an estimated $1.6 million due to certain modifications to the GILTI tax provisions enacted in the period.

Net Income. Net income increased by $7.9 million to $9.3 million for the three months ended July 31, 2020 from $1.4 million for the three months ended July 31, 2019.

Six Months ended July 31, 2020, Compared to the Six Months Ended July 31, 2019

Reference is made to “Overview; Response to COVID 19 Outbreak” above which should be read in conjunction with this Section.

Net Sales. Net sales increased to $80.6 million for the six months ended July 31, 2020 compared to $52.2 million for the six months ended July 31, 2019, an increase of 54.5%. Sales globally were driven by COVID 19 demand, as we realized significant increases in all markets for our disposable and chemical product lines. In addition to the increased volumes, sales were also impacted by price increases based on our normal, annual adjustments, special price increases due to increases in raw material costs, which we expect will be temporary, and increased sales to new customers, which are typically at prices above those for our recurring customers. We were able to meet this demand with inventory on hand (which has been reduced) and by increasing our manufacturing capacity with expanded operating hours. Other product lines such as wovens, which are primarily used by industrial customers, declined during the period due to various global shutdowns and quarantines.

Gross Profit. Gross profit increased $21.5 million, or 119.7%, to $39.5 million for the six months ended July 31, 2020, from $18.0 million for the six months ended July 31, 2019. Gross profit as a percentage of net sales increased to 49.0% for the six months ended July 31, 2020, from 37.9% for the six months ended July 31, 2019. Major factors driving gross margins were:

•	Significant increases in volumes driven by COVID 19 demand.
•	Price increases described above.
•	Improved manufacturing efficiency in substantially all locations as we increased the number of hours per shift and number of days per week.
•	Reduction in SKUs led to increased run size that increased manufacturing throughput and improved efficiency.
•	Increase in direct container sales.
•	Sales of reserved inventory into COVID 19 applications.

Operating Expense. Operating expenses increased 11.1% from $15.7 million for the six months ended July 31, 2019 to $-----17.4 million for the six months ended July 31, 2020. Operating expenses as a percentage of net sales was 21.6% for the six months ended July 31, 2020, down from 30.0% for the six months ended July 31, 2019. Selling expenses increased $1.2 million, primarily due to sales compensation, external commissions, and freight out, offset by decreases in travel, advertising and marketing. General and administrative expenses were increased due to increases in stock-based compensation and currency fluctuations which were offset by decreases in salaries (including severance), temporary staffing, and professional fees. During the six months ended July 31, 2019 stock-based compensation of $0.5 million was reversed as a result of a change in estimate of the number of shares expected to be earned under the stock performance plan.

Operating Profit. Operating profit increased to $22.1 million for the six months ended July 31, 2020 from $2.3 million for the six months ended July 31, 2019, due to the impacts detailed above. Operating margins were 27.4% for the six months ended July 31, 2020, as compared to 4.5% for the six months ended July 31, 2019.

Interest Expense. Interest expense decreased to $0.02 million for the six months ended July 31, 2020 from $0.07 million for the six months ended July 31, 2019 as a result of less borrowings for the more current period.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $4.1 million for the six months ended July 31, 2020, compared to $1.3 million for the six months ended July 31, 2019, due to the increase in operating profit. Income tax expense for the six months ended July 31, 2020 was reduced by an estimated $1.6 million due to certain modifications to the GILTI tax provisions enacted in the period.

Net Income. Net income increased by $17.1 million to $18.0 million for the six months ended July 31, 2020 from $0.9 million for the six months ended July 31, 2019.

Liquidity and Capital Resources

At July 31, 2020, cash and cash equivalents were approximately $34.9 million and working capital was approximately $86.6 million. Cash and cash equivalents increased $20.3 million and working capital increased $19.7 million from January 31, 2020, due to increased profitability and a focus on working capital efficiencies.

Of the Company’s total cash and cash equivalents of $34.9 million as of July 31, 2020, cash held in Latin America of $1.8 million, cash held in Russia and Kazakhstan of $1.3 million, cash held in the UK of $0.3 million, cash held in India of $0.9 million and cash held in Canada of $2.7 million would not be subject to additional US tax due to the change in the US tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). In the event the Company repatriated cash from China, of the $15.5 million balance at July 31, 2020 there would be an additional 10% withholding tax incurred in that country. The Company has strategically employed a dividend plan subject to declaration and certain approvals in which its Canadian subsidiary sends dividends to the US in the amount of 100% of the previous year’s earnings, the UK subsidiary sends dividends to the US in the amount of 50% of the previous year’s earnings, and the Weifang China subsidiary sends dividends to the US in declared amounts of the previous year’s earnings. No dividends were proposed by management or declared by our Board of Directors for our China subsidiary in the six months ended July 31, 2020.

Net cash provided by operating activities of $22.3 million for the six months ended July 31, 2020 was primarily due to net income of $18.0 million, non-cash expenses of $2.7 million for deferred taxes, depreciation and amortization, stock compensation, and a $1.0 million decrease in net working capital accounts. Net cash used in investing activities of $0.7 million for the six months July 31, 2020 reflects planned purchases of planned investments in property and equipment. Net cash used in financing activities of $1.2 million for the six months ended July 31, 2020, was due to the repayment of a term loan under a previous credit facility as the Company transitioned to the new Loan Agreement with Bank of America described below.

The Company has a $12.5 million revolving credit facility with Bank of America which commenced June 25, 2020, and which will expire on June 25, 2025. This facility currently carries an interest rate of 2.3% per annum. There are no borrowings outstanding under this facility at July 31, 2020. Maximum availability under this facility at July 31, 2020 was approximately $12.5 million. Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to fixed charge coverage ratio and limits on capital expenditures and investments in foreign subsidiaries. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our primary lender, Bank of America, has a security interest in substantially all of our US assets and pledges of 65% of the equity of the Company’s foreign subsidiaries. If our lender declares amounts outstanding under the credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business.

The Company has experienced increased sales and order activity as a result of the COVID 19 pandemic and may need to increase inventories in order to continue to respond to this increased demand. Additionally, the Company may accelerate investments in capacity expansion which may require significant capital expenditures. At this time the Company believes it has sufficient cash balances and other other capital to fund operations, working capital, and future capital expenditures on both a short-term and long-term basis.

Stock Repurchase Program. On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. During the six months ended July 31, 2020, the Company repurchased no shares of stock. The Company has repurchased 152,801 shares of stock under this program as of the date of this filing which amounted to $1,671,188, inclusive of commissions.

Capital Expenditures. Our capital expenditures for first six months of FY21 of $0.7 million principally relate to capital purchases for our manufacturing facilities in Mexico, Vietnam and India, and the enhancement of our global IT infrastructure. We anticipate FY21 capital expenditures to be approximately $2.0 million as we continue to deploy our ERP solution globally, invest in strategic capacity expansion, and replace existing equipment in the normal course of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item and therefore, no disclosure is required under Item 7A for the Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer, with assistance from other members of management. We have reviewed the effectiveness of our process controls and procedures as of July 31, 2020 and, based on our evaluation, we have concluded that the disclosure controls and procedures were not effective as of that date due to the same material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are not applicable

Item 6.  Exhibits:

Exhibits:* Filed herewith

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Definitions Document
101.DEF	XBRL Taxonomy Extension Labels Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentations Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND INDUSTRIES, INC. (Registrant)

Date: September 9, 2020	/s/ Charles D. Roberson
Charles D. Roberson, Chief Executive Officer, President and Secretary (Principal Executive Officer and Authorized Signatory)

Date: September 9, 2020	/s/ Allen E. Dillard
Allen E. Dillard, (Principal Financial Officer and Authorized Signatory)

