Form 10-Q/A
period 2020-07-31
LAKELAND INDUSTRIES INC
filed 2020-09-14
CIK 798081

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

Explanatory Note

The sole purpose of this Amendment No. 1 to LAKELAND INDUSTRIES, INC.’s Quarterly Report on Form 10-Q for the six months ending July 31, 2020 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on September 9, 2020 is to furnish Exhibit 101 and Exhibit 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) and Exhibit 104 provides a Cover Page Interactive Data File.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(000’s except for share information)

	July 31,	January 31,
	2020	2020
ASSETS
Current assets
Cash and cash equivalents	$34,945	$14,606
Accounts receivable, net of allowance for doubtful accounts of $759 and $497 at July 31, 2020 and January 31, 2020, respectively	20,243	17,702
Inventories	43,087	44,238
Prepaid VAT and other taxes	1,220	1,228
Other current assets	4,214	2,033
Total current assets	103,709	79,807
Property and equipment, net	9,923	10,113
Operating leases right-of-use assets	2,064	2,244
Deferred tax assets	4,630	5,939
Prepaid VAT and other taxes	332	333
Other assets	93	98
Goodwill	871	871
Total assets	$121,622	$99,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,495	$7,204
Accrued compensation and benefits	2,183	1,300
Other accrued expenses	3,555	2,445
Current maturity of long-term debt	-	1,155
Current portion of operating lease liabilities	887	835
Total current liabilities	17,120	12,939
Long-term portion of operating lease liabilities	1,145	1,414
Total liabilities	18,265	14,353
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	-	-
Common stock, $0.01 par; authorized 20,000,000 shares Issued 8,489,144 and 8,481,665; outstanding 7,979,902 and 7,972,423 at July 31, 2020 and January 31, 2020, respectively	85	85
Treasury stock, at cost; 509,242 shares	(5,023)	(5,023)
Additional paid-in capital	75,494	75,171
Retained earnings	35,554	17,581
Accumulated other comprehensive loss	(2,753)	(2,762)
Total stockholders' equity	103,357	85,052
Total liabilities and stockholders' equity	$121,622	$99,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(000’s except for share information)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
		($000’s)		($000’s)	($000’s)	($000’s)	($000’s)	($000’s)

Balance, January 31, 2019	8,475,929	$85	(462,089)	$(4,517)	$75,612	$14,300	$(2,252)	$83,228

Net income	-	-	-	-	-	930	-	930
Other comprehensive loss	-	-	-	-	-	-	(225)	(225)
Stock-based compensation:
Restricted Stock Plan	-	-	-	-	(251)	-	-	(251)
Treasury stock purchased, inclusive of commissions	-	-	(9,200)	(97)	-	-	-	(97)
Balance, July 31, 2019	8,475,929	$85	(471,289)	$(4,614)	$75,361	$15,230	$(2,477)	$83,585

Balance, April 30, 2019	8,475,929	$85	(462,089)	$(4,517)	$75,813	$13,835	$(2,321)	$82,895
Net Income	—	-	—	-	-	1,395	—	1,395
Other comprehensive income	—	-	—	-	—	-	(156)	(156)
Stock-based compensation:
Restricted stock plan	—	—	—	—	(452)	—	—	(452)
Treasury stock purchased, inclusive of commissions	-	-	(9,200)	(97)	—	—	—	(97)
Balance, July 31, 2019	8,475,929	$85	(471,289)	$(4,614)	$75,361	$15,230	$(2,477)	$83,585

Balance, January 31, 2020	8,481,665	$85	(509,242)	$(5,023)	$75,171	$17,581	$(2,762)	$85,052
Net Income	-	-	—	-	-	17,973	-	17,973
Other comprehensive income	—	-	-	-	-	-	9	9
Stock-based compensation:
Restricted stock issued	7,479	—	—	—	—	—	—	—
Restricted stock plan	—	-	-	-	378	-	-	378
Return of shares in lieu of payroll withholding	—	—	—	-	(55)	-	-	(55)
Balance, July 31, 2020	8,489,144	$85	(509,242)	$(5,023)	$75,494	$35,554	$(2,753)	$103,357

Balance, April 30, 2020	8,485,517	$85	(509,242)	$(5,023)	$75,314	$26,215	$(3,051)	$93,540
Net Income	—	-	—	-	-	9,339	-	9,339
Other comprehensive income	—	—	—	—	—	—	298	298
Stock-based compensation:
Restricted stock issued	3,627	—	—	—	—	—	—	—
Restricted stock plan	—	-	—	-	215	-	-	215
Return of shares in lieu of payroll withholding	—	-	—	-	(35)	-	-	(35)
Balance, July 31, 2020	8,489,144	$85	(509,242)	$(5,023)	$75,494	$35,554	$(2,753)	$103,357

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($000)’s

	Six Months Ended July 31,
	2020	2019
Cash flows from operating activities:
Net income	$17,973	$930
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	262	25
Deferred income taxes	1,309	302
Depreciation and amortization	934	836
Stock based and restricted stock compensation	409	(251)
Loss on disposal of property and equipment	9	-
Non-cash operating lease expense	469	527
(Increase) decrease in operating assets
Accounts receivable	(2,843)	(1,615)
Inventories	1,178	(7,171)
Prepaid VAT and other taxes	7	355
Other current assets	(2,283)	(146)
Increase (decrease) in operating liabilities
Accounts payable	3,330	2,110
Accrued expenses and other liabilities	2,083	797
Operating lease liabilities	(506)	(527)
Net cash provided by (used in) operating activities	22,331	(3,828)
Cash flows from investing activities:
Purchases of property and equipment	(740)	(585)
Cash flows from financing activities:
Net borrowing under revolving credit facility	-	332
Loan repayments, short-term	(1,319)	-
Loan borrowings, short-term	158	-
Loan repayments, long-term	-	(79)
UK borrowings under line of credit facility, net	-	544
Purchase of Treasury Stock under stock repurchase program	-	(97)
Shares returned to pay employee taxes under restricted stock program	(55)	-
Net cash (used in) provided by financing activities	(1,216)	700
Effect of exchange rate changes on cash and cash equivalents	(36)	(62)
Net increase (decrease) in cash and cash equivalents	20,339	(3,775)
Cash and cash equivalents at beginning of period	14,606	12,831
Cash and cash equivalents at end of period	$34,945	$9,056

Supplemental disclosure of cash flow information:
Cash paid for interest	$19	$72
Cash paid for taxes	$1,726	$931

Noncash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$289	$3,095

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. Business

Lakeland Industries, Inc. and Subsidiaries (“Lakeland,” the “Company,” “we,” “our” or “us”), a Delaware corporation organized in April 1986, manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. Our products are sold globally by our inhouse sales teams, our customer service group, and authorized independent sales representatives to a network of over 1,600 global safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mixture of end users directly, and to industrial distributors depending on the particular country and market. In addition to the United States, sales are made to more than 50 foreign countries, the majority of which were in Southeast Asia, the European Economic Community (“EEC”), and Latin America.

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

Granted June 7, 2018

	Number of shares awarded total
	Minimum	Target	Maximum	Cap
Employees	17,834	26,753	35,670	42,805
Non-Employee Directors	7,168	10,752	14,336	17,204
Total	25,002	37,505	50,006	60,009

	Value at grant date
	Minimum	Target	Maximum	Cap
Employees	$248,800	$373,200	$497,600	$597,120
Non-Employee Directors	100,000	150,000	200,000	240,000
Total	$348,800	$523,200	$697,600	$837,120

          Granted December 4, 2019 and April 9, 2020

	Number of shares awarded total
	Minimum	Target	Maximum
Employees	78,004	120,006	144,009
Non-Employee Directors	27,664	42,560	51,072
Total	105,668	162,566	195,081

	Value at grant date
	Minimum	Target	Maximum
Employees	$943,540	$1,451,600	$1,741,920
Non-Employee Directors	338,000	520,000	624,000
Total	$1,281,540	$1,971,600	$2,365,920

The Company recognized total stock-based compensation costs, which are reflected in operating expenses:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
2017 Plan:
Restricted Stock Program	$199	$(452)	$349	$(251)
Stock Options	15	—	29	—
Other	31	—	31	—
Total stock-based compensation	$245	$(452)	$409	$(251)

Total income tax benefit recognized for stock-based compensation arrangement	$51	$(95)	$86	$(52)

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

	Performance -Based	Service-Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2020	109,234	9,930	119,164	$10.33
Awarded	69,591	6,326	75,917	$14.95
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at July 31, 2020	178,825	16,256	195,081	$12.13

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

Shares issued under 2017 Plan	Outstanding Unvested Grants at Maximum at Beginning of FY21	Granted during FY21	Becoming Vested during FY21	Forfeited during FY21	Outstanding Unvested Grants at Maximum at End of July 31, FY21
Restricted stock grants – employees	35,670	—	—	—	35,670
Restricted stock grants – non-employee directors	14,336	—	—	—	14,336
Total restricted stock	50,006	—	—	—	50,006
Weighted average grant date fair value	$13.95	$—	$—	$—	$13.95

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

Stock Options

During the year ended January 31, 2020 a stock option was granted pursuant to the Company’s 2017 Equity Incentive Plan in the amount of 24,900 shares at an exercise price of $11.17 per share. Such shares will vest at 8,300shares on each of August 12, 2020, August 12, 2021 and August 12, 2022.

The following table represents stock options granted, exercised and forfeited during the period.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 31, 2020	24,900	$11.17	9.53	$—
Granted	—	—	—	—
Outstanding at July 31, 2020	24,900	$11.17	9.04	—
Exercisable at July 31, 2020	—	$—	—	—

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

The Company has provided for professional fees and litigation reserves associated with potential residual labor claims in Brazil. The accrual on the balance sheet at July 31, 2020 is $0.08million and at January 31, 2020 is $0.2 million.

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

The table below represents information about reported segments for the years noted therein:

	Three Months Ended July 31,		Six Months Ended July 31,
	(in millions of dollars)		(in millions of dollars)
	2020	2019	2020	2019
Net Sales:
USA Operations (including Corporate)	$15.55	$15.62	$39.68	$29.51
Other foreign	2.38	1.81	5.42	3.17
Europe (UK)	4.16	2.48	7.17	4.87
Mexico	0.91	0.96	2.73	1.87
Asia	24.15	17.45	44.17	30.63
Canada	2.40	2.40	6.71	4.90
Latin America	3.10	2.69	5.64	4.44
Less intersegment sales	(17.63)	(15.94)	(30.92)	(27.23)
Consolidated sales	$35.02	$27.47	$80.60	$52.16
External Sales:
USA Operations (including Corporate)	$14.45	$14.44	$37.56	$27.31
Other foreign	2.02	0.92	4.32	1.68
Europe (UK)	4.16	2.48	7.17	4.87
Mexico	0.61	0.59	1.98	1.20
Asia	8.40	4.04	17.45	7.87
Canada	2.40	2.37	6.71	4.87
Latin America	2.98	2.63	5.41	4.36
Consolidated external sales	$35.02	$27.47	$80.60	$52.16
Intersegment Sales:
USA Operations (including Corporate)	$1.10	$1.18	$2.12	$2.21
Other foreign	0.36	0.89	1.10	1.47
Mexico	0.30	0.37	0.75	0.67
Asia	15.75	13.41	26.72	22.77
Canada	—	0.03	—	0.03
Latin America	0.12	0.06	0.23	0.08
Consolidated intersegment sales	$17.63	$15.94	$30.92	$27.23

	Three Months Ended July 31,		Six Months Ended July 31,
	(in millions of dollars)		(in millions of dollars)
	2020	2019	2020	2019
Operating Profit (Loss):
USA Operations (including Corporate)	$1.36	$0.69	$5.70	$(0.44)
Other foreign	1.17	0.31	2.40	0.53
Europe (UK)	1.14	(0.05)	1.60	(0.04)
Mexico	(0.20)	(0.23)	0.02	(0.41)
Asia	4.96	1.59	9.47	1.82
Canada	0.26	0.27	1.39	0.52
Latin America	1.12	0.07	1.69	0.24
Less intersegment profit	(0.09)	(0.01)	(0.17)	0.10
Consolidated operating profit (loss)	$9.73	$2.64	$22.10	$2.32
Depreciation and Amortization Expense:
USA Operations(including Corporate)	$0.20	$0.22	$0.42	$0.42
Other foreign	0.01	0.02	0.02	0.02
Europe (UK)	—	—	—	0.01
Mexico	0.04	0.04	0.08	0.08
Asia	0.18	0.12	0.36	0.25
Canada	0.03	0.05	0.05	0.05
Latin America	0.01	0.01	0.02	0.02
Less intersegment	0.01	(0.01)	(0.02)	(0.01)
Consolidated depreciation & amortization expense	$0.48	$0.45	$0.93	$0.84
Interest Expense:
USA Operations (including Corporate)	$—	$0.02	$0.01	$0.03
Latin America	—	0.02	0.01	0.04
Consolidated interest expense	—	$0.04	$0.02	$0.07
Income Tax Expense:
USA Operations (including Corporate)	$(0.84)	$0.57	$1.44	$0.44
Other foreign	—	—	0.01	—
Europe (UK)	0.19	0.01	0.27	0.01
Asia	0.82	0.36	1.72	0.50
Canada	0.07	0.17	0.38	0.22
Latin America	0.23	0.11	0.39	0.13
Less intersegment	(0.05)	(0.01)	(0.06)	—
Consolidated income tax expense	$0.42	$1.21	$4.15	$1.30

	July 31, 2020	January 31, 2020
	(in millions of dollars)
Total Assets: *
USA Operations (including Corporate)	$89.29	$88.08
Other foreign	3.23	1.69
Europe (UK)	6.86	4.52
Mexico	6.10	5.00
Asia	57.13	44.22
Canada	6.83	6.09
Latin America	6.60	5.77
Less intersegment	(54.42)	(55.96)
Consolidated assets	$121.62	$99.41
Total Assets Less Intersegment:*
USA Operations (including Corporate)	$52.89	$49.94
Other foreign	5.01	3.41
Europe (UK)	6.85	4.52
Mexico	6.08	5.16
Asia	37.39	24.65
Canada	6.81	6.07
Latin America	6.59	5.66
Consolidated assets	$121.62	$99.41
Property and Equipment:
USA Operations (including Corporate)	$3.13	$3.32
Other foreign	0.18	0.15
Europe (UK)	0.01	0.01
Mexico	2.35	2.17
Asia	3.02	3.19
Canada	1.11	1.15
Latin America	0.03	0.04
Less intersegment	0.09	0.08
Consolidated long-lived assets	$9.92	$10.11
Capital Expenditures:
USA Operations (including Corporate)	$0.21	$0.25
Other foreign	0.06	0.01
Europe (UK)	—	0.01
Mexico	0.26	0.17
Asia	0.11	0.58
Latin America	0.10	0.01
Consolidated capital expenditure	$0.74	$1.03
Goodwill:
USA Operations	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87
* Negative assets reflect intersegment amounts eliminated in consolidation

           The table below presents external sales by product line:

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2020	2019	2020	2019
External Sales by product lines:
Disposables	$23.78	$14.30	$54.99	$26.66
Chemical	6.19	5.56	15.07	10.62
Fire	1.67	2.43	3.12	3.83
Gloves	0.54	0.84	1.32	1.59
High Visibility	0.95	2.62	2.30	5.61
High Performance Wear	0.53	0.43	0.82	0.66
Wovens	1.36	1.29	2.98	3.19
Consolidated external sales	$35.02	$27.47	$80.60	$52.16

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

Operating Expense. Operating expenses decreased 2.2% from $7.8 million for the three months ended July 31, 2019 to $—7.6 million for the three months ended July 31, 2020. Operating expenses as a percentage of net sales was 21.5% for the three months ended July 31, 2020, down from 28.3% for the three months ended July 31, 2019. Selling expenses decreased $0.3 million, with increases in sales compensation and commissions offset by decreases in travel, advertising and marketing. General and administrative expenses were increased primarily due to increases in stock-based compensation, currency fluctuations, and allowance for bad debts, offset by decreases in salaries (including severance) and professional fees. In the period ended July 31, 2019, stock-based compensation was reduced by $0.5 million due to a reduction in the number of shares expected to be earned under the performance plan.

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

Operating Expense. Operating expenses increased 11.1% from $15.7 million for the six months ended July 31, 2019 to $—17.4 million for the six months ended July 31, 2020. Operating expenses as a percentage of net sales was 21.6% for the six months ended July 31, 2020, down from 30.0% for the six months ended July 31, 2019. Selling expenses increased $1.2 million, primarily due to sales compensation, external commissions, and freight out, offset by decreases in travel, advertising and marketing. General and administrative expenses were increased due to increases in stock-based compensation and currency fluctuations which were offset by decreases in salaries (including severance), temporary staffing, and professional fees. During the six months ended July 31, 2019 stock-based compensation of $0.5 million was reversed as a result of a change in estimate of the number of shares expected to be earned under the stock performance plan.

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

LAKELAND INDUSTRIES, INC. (Registrant)

Date: September 14, 2020	/s/ Charles D. Roberson
Charles D. Roberson, Chief Executive Officer, President and Secretary (Principal Executive Officer and Authorized Signatory)

Date: September 14, 2020	/s/ Allen E. Dillard
Allen E. Dillard, (Principal Financial Officer and Authorized Signatory)

