Form 10-Q
period 2020-10-31
LAKELAND INDUSTRIES INC
filed 2020-12-10
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

(Registrant’s telephone number, including area code) (256) 350-3873

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 8, 2020
Common Stock, $0.01 par value per share	8,019,980 Shares

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
•

sales and operating profits for the nine month period ended October 31, 2020 were positively affected by COVID 19 related demand; upon diminishment of this pandemic, we will no longer experience this effect;

•	our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates;
•	we may be exposed to continuing and other liabilities arising from our former Brazilian operations;
•	the implementation of our “Enterprise Resource Planning (“ERP”) system had, and may in the future have, an adverse effect on operating results;
•

in fiscal 2020, we identified a material weakness in our internal controls over financial reporting; if we continue to fail maintaining proper and effective internal controls or are unable to remediate a material weakness in our internal controls, our ability to produce accurate and timely financial statements could be impaired, and investors’ views of us could be harmed;

•	we have manufacturing and other operations in China which may be adversely affected by tariff wars and other trade maneuvers;
•	we may be adversely affected by the withdrawal of the United Kingdom from the European Union;

•	our results of operations may vary widely from quarter to quarter;
•	some of our sales are to foreign buyers, which exposes us to additional risks;
•	we deal in countries where corruption is an obstacle;
•	we are exposed to tax expense risks;
•	covenants in our credit facilities may restrict our financial and operating flexibility;
•	because we do not have long-term commitments from many of our customers, we must estimate customer demand, and errors in our estimates could negatively impact our inventory levels and net sales;
•	we face competition from other companies, a number of which have substantially greater resources than we do;
•	our operations are substantially dependent upon key personnel;
•	technological change could negatively affect sales of our products and our performance;
•	cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and result of operations;
•	we may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims;
•	environmental laws and regulations may subject us to significant liabilities;
•	our directors and executive officers have the ability to exert significant influence on us and on matters subject to a vote of our stockholders;
•	provisions in our restated certificate of incorporation and by-laws and Delaware law could make a merger, tender offer or proxy contest difficult;
•	acquisitions could be unsuccessful;
•	we may need additional funds, and if we are unable to obtain these funds, we may not be able to expand or operate our business as planned;
•	rapid technological change could negatively affect sales of our products, inventory levels and our performance; and;
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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

($000’s except for share and per share information)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

Net sales	$41,451	$27,464	$122,054	$79,620
Cost of goods sold	19,763	18,166	60,882	52,349
Gross profit	21,688	9,298	61,172	27,271
Operating expenses	9,195	7,464	26,575	23,114
Operating profit	12,493	1,834	34,597	4,157
Other income (expense), net	12	(9)	49	(33)
Interest expense	(4)	(26)	(23)	(98)
Income before taxes	12,501	1,799	34,623	4,026
Income tax expense	3,237	653	7,386	1,950
Net income	$9,264	$1,146	$27,237	$2,076
Net income per common share:
Basic	$1.16	$0.14	$3.41	$0.26
Diluted	$1.14	$0.14	$3.36	$0.26
Weighted average common shares outstanding:
Basic	7,979,902	8,004,640	7,976,228	8,013,383
Diluted	8,123,848	8,035,929	8,110,435	8,044,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES'

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

($000’s)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

Net income	$9,264	$1,146	$27,237	$2,076
Other comprehensive income (loss):
Foreign currency translation adjustments	216	(177)	225	(402)
Comprehensive income	$9,480	$969	$27,462	$1,674

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(000’s except for share information)

	October 31,	January 31,
	2020	2020
ASSETS
Current assets
Cash and cash equivalents	$40,186	$14,606
Accounts receivable, net of allowance for doubtful accounts of $812 and $497 at October 31, 2020 and January 31, 2020, respectively	26,750	17,702
Inventories	44,978	44,238
Prepaid VAT and other taxes	1,238	1,228
Other current assets	2,805	2,033
Total current assets	115,957	79,807
Property and equipment, net	10,023	10,113
Operating leases right-of-use assets	2,266	2,244
Deferred tax assets	2,744	5,939
Prepaid VAT and other taxes	292	333
Other assets	99	98
Goodwill	871	871
Total assets	$132,252	$99,405
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,066	$7,204
Accrued compensation and benefits	3,629	1,300
Other accrued expenses	4,685	2,445
Current maturity of long-term debt	—	1,155
Current portion of operating lease liabilities	925	835
Total current liabilities	17,305	12,939
Long-term portion of operating lease liabilities	1,326	1,414
Total liabilities	18,631	14,353
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $0.01 par; authorized 20,000,000 shares Issued 8,491,260 and 8,481,665; outstanding 7,982,018 and 7,972,423 at October 31, 2020 and January 31, 2020, respectively	85	85
Treasury stock, at cost; 509,242 shares	(5,023)	(5,023)
Additional paid-in capital	76,278	75,171
Retained earnings	44,818	17,581
Accumulated other comprehensive loss	(2,537)	(2,762)
Total stockholders’ equity	113,621	85,052
Total liabilities and stockholders’ equity	$132,252	$99,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(000’s except for share information)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
		($000’s)		($000’s)	($000’s)	($000’s)	($000’s)	($000’s)

Balance, January 31, 2019	8,475,929	$85	(462,089)	$(4,517)	$75,612	$14,300	$(2,252)	$83,228

Net income	—	—	—	—	—	2,076	-	2,076
Other comprehensive loss	—	—	—	—	—	—	(402)	(402)
Stock-based compensation:	2,189	—	—	—	(559)	—	—	(559)
Restricted Stock Plan	—	—	—	—	(5)	—	—	(5)
Treasury stock purchased, inclusive of commissions	—	—	(9,200)	(97)	—	—	—	(97)
Balance, October 31, 2019	8,478,118	$85	(471,289)	$(4,614)	$75,048	$16,376	$(2,654)	$84,241

Balance, July 31, 2019	8,475,929	$85	(471,289)	$(4,614)	$75,361	$15,230	$(2,477)	$83,585
Net Income	—	—	—	—	—	1,146	—	1,146
Other comprehensive (loss)	—	—	—	—	—	—	(177)	(177)
Stock-based compensation:
Restricted stock plan	2,189	—	—	—	(308)	—	—	(308)
Treasury stock purchased, inclusive of commissions	—	—	—	—	(5)	—	—	(5)
Balance, October 31, 2019	8,478,118	$85	(471,289)	$(4,614)	$75,048	$16,376	$(2,654)	$84,241

Balance, January 31, 2020	8,481,665	$85	(509,242)	$(5,023)	$75,171	$17,581	$(2,762)	$85,052
Net Income	—	—	—	—	—	27,237	—	27,237
Other comprehensive income	—	—	—	—	—	—	225	225
Stock-based compensation:
Restricted stock issued	9,595	—	—	—	—	—	—	—
Restricted stock plan	—	—	—	—	1,186	—	—	1,186
Return of shares in lieu of payroll withholding					(79)			(79)
Balance, October 31, 2020	8,491,260	$85	(509,242)	$(5,023)	$76,278	$44,818	$(2,537)	$113,621

Balance, July 31, 2020	8,489,144	$85	(509,242)	$(5,023)	$75,494	$35,554	$(2,753)	$103,357
Net Income	—	—	—	—	—	9,264	—	9,264
Other comprehensive income	—	—	—	—	—	—	216	216
Stock-based compensation:
Restricted stock issued	2,116	—	—	—	—	—	—	—
Restricted stock plan	—	—	—	—	808	—	—	808
Return of shares in lieu of payroll withholding	—	—	—	—	(24)	—	—	(24)
Balance, October 31, 2020	8,491,260	$85	(509,242)	$(5,023)	$76,278	$44,818	$(2,537)	$113,621

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($000)’s

	Nine Months Ended October 31,
	2020	2019
Cash flows from operating activities:
Net income	$27,237	$2,076
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for doubtful accounts	315	168
Deferred income taxes	3,194	667
Depreciation and amortization	1,425	1,267
Stock based and restricted stock compensation	1,245	(583)
Gain (loss) on disposal of property and equipment	5	(2)
Non-cash operating lease expense	267	797
(Increase) decrease in operating assets
Accounts receivable	(9,249)	(1,257)
Inventories	(808)	(5,584)
Prepaid VAT and other taxes	(10)	162
Other current assets	(484)	(355)
Increase (decrease) in operating liabilities
Accounts payable	810	67
Accrued expenses and other liabilities	4,365	517
Operating lease liabilities	(286)	(783)
Net cash provided by (used in) operating activities	28,026	(2,843)
Cash flows from investing activities:
Purchases of property and equipment	(1,325)	(689)
Cash flows from financing activities:
Loan repayments, short-term	(1,319)	(124)
Loan borrowings, short-term	158	—
UK borrowings under line of credit facility, net	—	491
Purchase of Treasury Stock under stock repurchase program	—	(97)
Shares returned to pay employee taxes under restricted stock program	(79)	(5)
Net cash (used in) provided by financing activities	(1,240)	265
Effect of exchange rate changes on cash and cash equivalents	119	(91)
Net increase (decrease) in cash and cash equivalents	25,580	(3,358)
Cash and cash equivalents at beginning of period	14,606	12,831
Cash and cash equivalents at end of period	$40,186	$9,473

Supplemental disclosure of cash flow information:
Cash paid for interest	$22	$98
Cash paid for taxes	$2,376	$1,202

Noncash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$870	$3,218

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

The results of operations for the three and nine month periods ended October 31, 2020 are not necessarily indicative of the results to be expected for the full year.

In this Form 10-Q, (a) “FY” means fiscal year; thus for example, FY21 refers to the fiscal year ending January 31, 2021, (b) “Q” refers to quarter; thus, for example, Q3 FY21 refers to the third quarter of the fiscal year ending January 31, 2021, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet and (d) “Statement of Income” refers to the unaudited condensed consolidated statement of income.

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Included in Accounts Receivable is the UK factoring account representing trade receivables collected on our behalf that have not yet been conveyed to the Company by HSBC Finance (UK) LTD ("HSBC"). The balance at October 31, 2020 was $1.2 million.

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

Revenue Recognition

Substantially all the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations and when the customer has obtained the benefit of the goods, which can occur upon shipment or delivery depending on the nature of our agreements. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation and these costs are included in operating expenses Shipping and handling costs for the three months ended October 31, 2020 and 2019, were approximately $0.7 million and $0.9 million, respectively, and for the nine months ended October 31, 2020 and 2019 were approximately $2.9 million and $2.5 million, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

The transaction price includes estimates of variable consideration, related to rebates, and discounts (primarily driven by volumes) that are reductions in revenue. All estimates are based on the Company’s historical experience, anticipated performance, and the Company’s best judgment at the time the estimate is made. Estimates for variable consideration are reassessed each reporting period and are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur upon resolution of uncertainty associated with the variable consideration. All the Company’s contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as quantity times price per unit adjusted for estimates of variable consideration.

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

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold. If necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the unaudited condensed consolidated balance sheets. The Company does not have any uncertain tax positions at October 31, 2020 or January 31, 2020.

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

Pursuant to US GAAP, assets and liabilities of the Company’s foreign operations with functional currencies, other than the US dollar, are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction (loss) gain included in net income (loss) for the three months ended October 31, 2020 and 2019, were approximately $0.5 million and $0.0 million and for the nine months ended October 31, 2020 and 2019, was approximately $0.9 million and $0.2 million, respectively.

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

New Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions for performing intra-period allocation and calculating income taxes in interim periods. It also simplifies the accounting for income taxes by requiring recognition of franchise tax partially based on income as an income-based tax, requiring reflection of enacted changes in tax laws in the interim period and making improvements for income taxes related to employee stock ownership plans. ASU 2019-12 is effective for fiscal years and interim periods within those years, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. The Company is currently evaluating the impact the standard will have on its consolidated financial statements.

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Inventories

Inventories consist of the following (in $000s):

	October 31, 2020	January 31, 2020

Raw materials	$18,812	$16,709
Work-in-process	621	670
Finished goods	25,545	26,859
	$44,978	$44,238

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

Leases recorded on the consolidated balance sheet consist of the following (in $000’s):

	Classification	October 31, 2020	January 31, 2020

Assets
Operating lease assets	Operating lease right-of-use assets	$2,266	$2,244

Liabilities
Current
Operating	Current portion of operating lease liabilities	925	835
Noncurrent
Operating	Long-term portion of operating lease liabilities	1,326	1,414
Total Lease Obligations		$2,251	$2,249

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Lease cost

The components of lease expense are included on the unaudited condensed consolidated statement of income as follows (in 000’s):

	Three Months Ended October 31, 2020	Nine Months Ended October 31, 2020
Operating lease cost	$288	$868
Short-term lease cost	$52	$355

Maturity of Lease Liabilities

Maturity of lease liabilities as of October 31, 2020 was as follows (in $000’s):

For the 12 months ended October 31,	Operating Leases (a)
2021	$984
2022	815
2023	224
2024	94
2025	93
Thereafter	426
Total lease payments	2,636
Less: Interest	(385)
Present value of lease liability	$2,251

(a)	Operating lease payments include $72 related to options to extend lease terms that are reasonably certain of being exercised.

Weighted-average lease terms and discount rates are as follows:

Weighted-average remaining lease term (years)	October 31, 2020	January 31, 2020
Operating leases	4.03	3.14

Weighted-average discount rate
Operating leases	6.86%	5.87%

Supplemental cash flow information related to leases for the three months and nine months ended October 31, 2020 were as follows (in 000’s):

Cash paid for amounts included in the measurement of lease liabilities:	Three Months Ended October 31, 2020	Nine Months Ended October 31, 2020
Operating cash flows from operating leases	$288	$868
Leased assets obtained in exchange for new operating lease liabilities	$457	$870

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Other Current Assets

As of October 31, 2020, and January 31, 2020, the Company’s other current assets were comprised of the following (in $000s):

	October 31, 2020	January 31, 2020

Prepaid maintenance contracts	$187	$144
Prepaid insurance	164	49
Prepaid material and supplies	2,239	1,313
Prepaid other	215	527
	$2,805	$2,033

7. Other Accrued Expenses

As of October 31, 2020, and January 31, 2020, the Company’s other accrued expenses were comprised of the following (in $000s):

	October 31, 2020	January 31, 2020

Other employee related costs, including employee benefits	$—	$199
Freight expenses and material purchases	1,148	673
Professional fees	34	279
Sales commissions	—	234
Other vendor accruals	1,577	718
Income tax accrual	1,926	342
	$4,685	$2,445

The increase in income tax accrual is due to the increase in profitability and the resulting tax obligations.

8. Long-Term Debt

Revolving Credit Facility

On June 25, 2020, the Company entered into a Loan Agreement (the “Loan Agreement”) with Bank of America (“Lender”). The Loan Agreement provides the Company with a secured $12.5 million revolving credit facility, which includes a $5.0 million letter of credit sub-facility. The Company may request from time to time an increase in the revolving credit loan commitment of up to $5.0 million (for a total commitment of up to $17.5 million). Borrowing pursuant to the revolving credit facility is subject to a borrowing base amount calculated as (a) 80% of eligible accounts receivable, as defined, plus (b) 50% of the value of acceptable inventory, as defined, minus (c) certain reserves as the Lender may establish for the amount of estimated exposure, as reasonably determined by the Lender from time to time, under certain interest rate swap contracts. The borrowing base limitation only applies during periods when the Company’s quarterly funded debt to EBITDA ratio, as defined, exceeds 2.00 to 1.00. The credit facility will mature on June 25, 2025.

Borrowings under the revolving credit facility bear interest at a rate per annum equal to the sum of the LIBOR Daily Floating Rate (“LIBOR”), plus 125 basis points. LIBOR is subject to a floor of 100 basis points. All outstanding principal and unpaid accrued interest under the revolving credit facility is due and payable on the maturity date. On a one-time basis, and subject to there not existing an event of default, the Company may elect convert up to $5.0 million of the then outstanding principal of the revolving credit facility to a term loan facility with an assumed amortization of 15 years and the same interest rate and maturity date as the revolving credit facility. The Loan Agreement provides for an annual unused line of credit commitment fee, payable quarterly, of 0.25%, based on the difference between the total credit line commitment and the average daily amount of credit outstanding under the facility during the preceding quarter.

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

In connection with the Loan Agreement, the Company entered into with the Lender (i) a security agreement dated June 25, 2020, pursuant to which the Company granted to the Lender a first priority perfected security interest in substantially all of the personal property and the intangibles of the Company, and (ii) a pledge agreement, dated June 25, 2020, pursuant to which the Company granted to the Lender a first priority perfected security interest in the stock of its subsidiaries (limited to 65% of those subsidiaries that are considered “controlled foreign subsidiaries” as set forth in the Internal Revenue Code and regulations). The Company’s obligations to the Lender under the Loan Agreement are also secured by a negative pledge evidenced by a Non-encumbrance Agreement covering the real property owned by the Company in Decatur, Alabama.

As of October 31, 2020, the Company had no borrowings outstanding on the letter of credit sub-facility and no borrowings outstanding under the revolving credit facility.

Prior to the execution of the Loan Agreement with Bank of America, the Company repaid a $1.2million term loan that was outstanding under a similar agreement with SunTrust Bank. The Company has terminated the borrowing agreement with SunTrust Bank.

Borrowings in UK

On December 31, 2014, the Company and Lakeland Industries Europe, Ltd, (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with HSBC Bank to provide for (i)a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million, based on exchange rates at time of closing) to £1,500,000 (approximately USD $2.3 million, based on exchange rates at time of closing), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million, based on exchange rates at time of closing) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. On December 31, 2016, Lakeland UK entered into an extension of the maturity date of its existing facility with HSBC Invoice Finance (UK) Ltd. to December 19, 2017. Other than the extension of the maturity date and a reduction of the service charge from 0.9% to 0.85%, all other terms of the facility remained the same. On December 4, 2017 the facility was extended to March 31, 2018 for the next review period. On March 9, 2019 the facility was extended to March 31, 2020 and on March 6, 2020 further extended to March 31, 2021 with no additional changes to the terms. There were no borrowings outstanding under this facility at either October 31, 2020 or January 31, 2020. The amounts due from HSBC of USD $1.2 million as of October 31, 2020, is included in accounts receivable on the accompanying condensed consolidated balance sheets.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Borrowing in Argentina

On March 20, 2020 Lakeland Argentina and AP Partners entered into an agreement for Lakeland Argentina to obtain a loan in the amount of ARS $10 million (approximately USD $158k, based on exchange rates at time of closing); such loan is for a term of one year at an interest rate of 30% per annum. There was no outstanding balance at October 31, 2020.

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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC (UK); Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, and JSC Bank Centercredit in Kazakhstan. The Company monitors its financial depositories by their credit rating which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There is approximately $10.3 million total included in the US bank accounts and approximately $29.9million total in foreign bank accounts as of October 31, 2020, of which $39.5 million was uninsured.

Major Customer

One customer accounted for more than 10% of net sales during the three month and nine-month periods ended October 31, 2020. No customer accounted for more than 10% of net sales during the three month and nine-month periods ended October 31, 2019.

Major Supplier

No supplier accounted for more than 10% of purchases during the three month and nine month periods ended October 31, 2020 and 2019.

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

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Granted June 7, 2018

	Number of shares awarded total
	Minimum	Target	Maximum	Cap
Employees	17,834	26,753	35,670	42,805
Non-Employee Directors	7,168	10,752	14,336	17,204
Total	25,002	37,505	50,006	60,009

	Value at grant date
	Minimum	Target	Maximum	Cap
Employees	$248,800	$373,200	$497,600	$597,120
Non-Employee Directors	100,000	150,000	200,000	240,000
Total	$348,800	$523,200	$697,600	$837,120

Granted December 4, 2019 and April 9, 2020

	Number of shares awarded total
	Minimum	Target	Maximum
Employees	78,004	120,006	144,009
Non-Employee Directors	27,664	42,560	51,072
Total	105,668	162,566	195,081

	Value at grant date
	Minimum	Target	Maximum
Employees	$943,540	$1,451,600	$1,741,920
Non-Employee Directors	338,000	520,000	624,000
Total	$1,281,540	$1,971,600	$2,365,920

The Company recognized total stock-based compensation costs, which are reflected in operating expenses (in $000s):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
2017 Plan:
Restricted Stock Program	$793	$(345)	$1,143	$(596)
Stock Options	15	—	44	—
Other	27	—	58	—
Total stock-based compensation	$835	$(345)	$1,245	$(596)

Total income tax benefit (expense) recognized for stock-based compensation arrangement	$175	$(72)	$262	$(125)

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock Units

Under the 2017 Plan, as described above, the Company awarded performance-based and service based restricted stock units to eligible employees and directors. The following table summarizes the activity under the 2017 Plan for the quarter ended October 31, 2020. This table reflects the amount of awards granted at the maximum number of shares that would be issued if the Company were to achieve the maximum performance level under the June 2018, December 2019 and April 2020 grants. The table includes the shares issued on October 30, 2020 described below.

	Performance- Based	Service- Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2020	159,241	9,930	169,171	$11.40
Awarded	90,591	6,326	96,917	16.38
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at October 31, 2020	249,832	16,256	266,088	$13.22

The actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a three year performance measurement period based on measures that include Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) with respect to the June 7, 2018 grant and revenue growth, EBITDA margin, and cash flow for the December 4, 2019 grant. The performance targets have been set for each of the Minimum, Target, and Maximum levels. The actual performance amount achieved is determined by the Board and may be adjusted for items determined to be unusual in nature or infrequent in occurrence, at the discretion of the Board.

The Company recognizes expense related to performance-based restricted share awards over the requisite performance period using the straight-line attribution method based on the most probable outcome (Minimum, Target, Maximum, Cap or Zero) at the end of the performance period and the price of the Company’s common stock price at the date of grant. During the period ended October 31, 2019, the Company revised its estimate of grants issued in 2017 and 2018 (described above) that will be earned for the designated performance period. Based on actual EBITDA achieved by the Company at October 31, 2019, it was deemed improbable that such performance would meet even the Minimum level required for the 2017 and 2018 grants to vest, including SARS. As a result, stock-based compensation expense for the 2017 and 2018 grants was adjusted to account for the change in estimate.The total amount of previously recognized stock-based compensation attributable to the 2017 and 2018 grants that was reversed was approximately $0.8 million of which approximately $0.03 million related to the SARS.Due to significantly increased profitability during the nine months ended October 31, 2020, the Company has determined that it is probable that the 2018 grants will now vest and has recorded approximately $0.7 million in stock based compensation expense in Q3 FY21 and will recognize an additional $0.1 million in Q4 FY21 related to the 2018 grants.

On October 30, 2020, the Company made a grant of restricted stock units of 21,000 shares of our common stock to two key employees under the 2017 Plan. Non-cash stock-based compensation expense associated with the grant is approximately $0.5 million, which will be expensed over the requisite service period of one year.

The compensation cost is based on the fair value at the grant date, is recognized over the requisite performance/service period using the straight-line method, and is periodically adjusted for the probable number of shares to be awarded. The Company is recognizing expense related to the June 2018 grant at Maximum and the December 2019 and April 2020 grants at Target. These expenses were approximately $0.9 million for the three months and $1.2 million for the nine months ended October 31, 2020. As of October 31, 2020, unrecognized stock-based compensation expense totaled $1.8 million pursuant to the 2017 Plan based on outstanding awards under the Plan. This expense is expected to be recognized over of the next 2.25 years.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

During the year ended January 31, 2020 a stock option was granted pursuant to the Company’s 2017 Equity Incentive Plan in the amount of 24,900shares at an exercise price of $11.17 per share. Such shares vest at 8,300 shares on each of August 12, 2020, August 12, 2021 and August 12, 2022.

The following table represents stock options granted, exercised and forfeited during the period.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 31, 2020	24,900	$11.17	9.53	$—
Granted	—	—	—	—
Outstanding at October 31, 2020	24,900	$11.17	8.78	$—
Exercisable at October 31, 2020	8300	11.17	8.78	—

The Company recognized approximately $15,000 of stock-based compensation expense during the quarter ended October 31, 2020 associated with the grant of the stock option. As of October 31, 2020 there is approximately $103,000 of unrecognized stock-based compensation expense.

Other Compensation Plans/Programs

Pursuant to the Company’s restricted stock program, all directors are eligible to elect to receive any director fees in shares of restricted stock in lieu of cash. Such restricted shares are subject to a two-year vesting period. The valuation is based on the stock price at the grant date and is amortized to expense over the two-year period, which approximates the performance period. Since the director is giving up cash for unvested shares, and is subject to a vesting requirement, the amount of shares awarded is 133% of the cash amount based on the grant date stock price. As of October 31, 2020, unrecognized stock-based compensation expense related to these restricted stock awards totaled $5,749 for the 2017 Plan. The cost of these non-vested awards is expected to be recognized over a two-year weighted-average period.

Stock Repurchase Program

On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. During the nine months ended October 31, 2020, the Company did not repurchase any shares of its common stock. The Company has repurchased 152,801 shares of stock under this program as of October 31, 2020 for $1,671,188, inclusive of commissions.

11. Income Taxes

Deferred Taxes and Valuation Allowance

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. The valuation allowance was $1.5 million and $1.3million at October 31, 2020 and January 31, 2020, respectively.

The federal net operating loss (“NOL”) carryforwards as of October 31, 2020 were approximately $2.0 million before tax effects. If not utilized, then NOL generated from the January 31, 2015 tax year will expire after January 31, 2035, and the NOL generated after January 31, 2018 will be carried forward indefinitely.

The state net operating loss (“NOL”) carryforwards as of October 31, 2020 were approximately $20.5 million before tax effects.The state NOLs with carry forward limitations will begin to expire after January 31, 2025 and will continue to expire at various periods up until January 31, 2039 when they will be fully expired.The states have a larger spread because some only carryforward for 10 years and some allow 20 years. The Georgia NOLs generated after January 31, 2018 can be carried forward indefinitely.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Tax Reform

On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law. The 2017 Tax Cuts and Jobs Act (the Tax Act) reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018. The Tax Act requires us to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our US deferred tax assets as well as reassessing the net realizability of our deferred tax assets. The Company completed this re-measurement and reassessment in FY18. While the Tax Act provides for a modified territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The assessment of the GILTI tax resulted in an increase to the annual effective tax rate of 8.3%. On July 23, 2020, the GILTI regulations were modified with respect to the treatment of income subject to a high foreign tax rate and provided guidance on the treatment of these available exclusions. As a result of these modifications, the Company will be able to amend the FY19 tax returns and recapture NOL previously utilized. The Company applied this modification to the GILTI tax reported in their FY20 tax return which allowed recapture of federal NOL previously utilized. As a result of the recapture of these NOLs, the Company recorded a tax benefit of $1.7 million for the nine months ended October 31, 2020. The Company intends to account for the GILTI tax impact in the period in which it is incurred. Though this non-cash expense (due to use of existing NOLs) has a materially negative impact on earnings, the Tax Act also changes the taxation of foreign earnings, and companies generally will not be subject to United States federal income taxes upon the receipt of dividends from foreign subsidiaries.

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

Income Tax Expense

Income tax expenses consists of federal, state and foreign income taxes. Items impacting the effective rate are state taxes, an adjustment for foreign tax rates lower than the US statutory tax rate, GILTI, and an adjustment to reflect the recapture of U.S. NOLs as a result of applying the GILTI high tax exclusion in tax years FY19 and FY20.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share at October 31, 2020 and 2019 as follows (in $000s except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	(in $000s except share and per share information)
	2020	2019	2020	2019
Numerator:
Net income	$9,264	$1,146	$27,237	$2,076
Denominator:
Denominator for basic net income per share (weighted-average shares which exclude shares in the treasury, 509,242 at October 31, 2020 and 471,289 for October 31, 2019	7,979,902	8,004,640	7,976,228	8,013,383
Effect of dilutive securities from restricted stock plan	143,946	31,289	134,207	30,776
Denominator for diluted net income per share (adjusted weighted average shares)	8,123,848	8,035,929	8,110,435	8,044,159
Basic net income per share	$1.16	$0.14	$3.41	$0.26
Diluted net income per share	$1.14	$0.14	$3.36	$0.26

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

The first case was initially filed in 2010 claiming USD $100,000 owed to plaintiff. This case is on its final appeal to the Brazilian Supreme Court, having already been ruled upon in favor of Lakeland three times, most recently by the Labor Court Supreme Court. The claimant having lost three times previously, management firmly believes that Lakeland will continue to prevail in this case. A second case filed against Lakeland by a former officer of our former Brazilian subsidiary, was filed in Labor court in 2014 claiming Lakeland owed USD $300,000. The Labor court ruled that the claimant’s case was outside of the scope of the Labor court and the case was dismissed. The claimant appealed the dismissal, and this appeal was also dismissed. The claimant then failed to timely bring a further appeal, so this claim should effectively be time-barred. A third case filed by a former manager of our former Brazilian subsidiary in 2014 was ruled upon in Labor court and awarded the claimant USD $100,000. Both the claimant and Lakeland have appealed this decision and the appeals court sent the case back to the trail court for a rehearing on only one (the calculation of the amount of $100,000) of the claimant’s multiple claims. The claimant thereupon appealed again to a higher court. In the last case a former officer of our former Brazilian subsidiary filed a claim in 2016 seeking approximately USD $700,000 that he alleges is due to him against an unpaid promissory note. Lakeland was defectively served with process and no decision on the merits has been issued in this case yet. Management firmly believes these claims to be without any merit and does not anticipate a negative outcome resulting in significant expense to us.

Our former Brazilian subsidiary may face new labor lawsuits in the short term as a result of the shutdown of its operations in March 2019. The Company has no obligation under the Shares Transfer Agreement (the agreement pursuant to which Lakeland disposed of all of its equity in its former Brazilian subsidiary) to make any additional payments in connection with these potential new labor lawsuits. The Company also understands that under the labor laws of Brazil, a parent company may be held liable for the labor liabilities of a former Brazilian subsidiary in the case of fraud, misconduct, or under various theories.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Although the Company would have the right of adversary system, full defense and due process in case of a potential litigation, there can be no assurance as to the findings of the courts of Brazil.

There are additional cases in Labor and Civil courts against Lakeland Brazil in which Lakeland is not a party, and other outstanding monetary allegations of Lakeland Brazil.

The Company has provided for professional fees and litigation reserves associated with potential residual labor claims in Brazil. The accrual on the balance sheet at October 31, 2020 is $0.03 million and at January 31, 2020 is $0.2 million.

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

The table below represents information about reported segments for the years noted therein:

	Three Months Ended October 31,		Nine Months Ended October 31,
	(in millions of dollars)		(in millions of dollars)
	2020	2019	2020	2019
Net Sales:
USA Operations (including Corporate)	$17.43	$15.84	$57.11	$45.36
Other foreign	3.39	1.65	8.81	4.81
Europe (UK)	5.58	2.38	12.75	7.24
Mexico	2.12	1.22	4.84	3.09
Asia	23.25	13.34	67.42	43.97
Canada	4.20	2.60	10.92	7.50
Latin America	3.75	2.01	9.38	6.45
Less intersegment sales	(18.27)	(11.58)	(49.18)	(38.80)
Consolidated sales	$41.45	$27.46	$122.05	$79.62
External Sales:
USA Operations (including Corporate)	$17.04	$14.16	$54.60	$41.47
Other foreign	2.72	0.91	7.04	2.61
Europe (UK)	5.58	2.38	12.75	7.24
Mexico	1.91	0.88	3.89	2.08
Asia	6.36	4.62	23.80	12.49
Canada	4.20	2.60	10.92	7.47
Latin America	3.64	1.91	9.05	6.26
Consolidated external sales	$41.45	$27.46	$122.05	$79.62
Intersegment Sales:
USA Operations (including Corporate)	$0.39	$1.68	$2.50	$3.89
Other foreign	0.67	0.74	1.77	2.20
Mexico	0.21	0.34	0.95	1.01
Asia	16.90	8.71	43.62	31.48
Canada	—	—	—	0.03
Latin America	0.10	0.11	0.34	0.19
Consolidated intersegment sales	$18.27	$11.58	$49.18	$38.80

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended October 31,		Nine Months Ended October 31,
	(in millions of dollars)		(in millions of dollars)
	2020	2019	2020	2019
Operating Profit (Loss):
USA Operations (including Corporate)	$2.17	$0.14	$7.86	$(0.29)
Other foreign	0.96	0.14	3.35	0.30
Europe (UK)	1.75	0.02	3.35	(0.02)
Mexico	0.11	0.02	0.12	(0.39)
Asia	6.04	1.04	15.51	2.87
Canada	0.55	0.25	1.95	0.77
Latin America	1.24	0.21	2.93	0.81
Less intersegment profit	(0.33)	0.01	(0.47)	0.11
Consolidated operating profit	$12.49	$1.83	$34.60	$4.16
Depreciation and Amortization Expense:
USA Operations (including Corporate)	$0.21	$0.22	$0.63	$0.64
Other foreign	0.01	—	0.03	0.02
Mexico	0.05	0.04	0.13	0.12
Asia	0.19	0.14	0.55	0.40
Canada	0.03	0.03	0.07	0.08
Latin America	0.01	0.01	0.03	0.03
Less intersegment	—	(0.01)	(0.02)	(0.02)
Consolidated depreciation & amortization expense	$0.50	$0.43	$1.42	$1.27
Interest Expense:
Europe (UK)	$—	$—	$0.01	$0.01
USA Operations (including Corporate)	—	$0.02	—	$0.05
Latin America	—	0.01	—	0.04
Consolidated interest expense	$—	$0.03	$0.01	$0.10
Income Tax Expense:
USA Operations (including Corporate)	$1.99	$0.38	$3.43	$0.81
Europe (UK)	0.33	$0.01	$0.61	$0.01
Asia	0.51	0.16	2.24	0.67
Canada	0.20	0.10	0.58	0.32
Latin America	0.27	—	0.67	0.13
Less intersegment	(0.06)	—	(0.14)	0.01
Consolidated income tax expense	$3.24	$0.65	$7.39	$1.95

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	October 31, 2020	January 31, 2020
	(in millions of dollars)
Total Assets: *
USA Operations (including Corporate)	$89.19	$88.08
Other foreign	4.49	1.69
Europe (UK)	9.02	4.52
Mexico	6.01	5.00
Asia	58.86	44.22
Canada	7.82	6.09
Latin America	7.01	5.77
Less intersegment	(50.15)	(55.96)
Consolidated assets	$132.25	$99.41
Total Assets Less Intersegment: *
USA Operations (including Corporate)	$53.73	$49.94
Other foreign	6.39	3.41
Europe (UK)	9.00	4.52
Mexico	6.02	5.16
Asia	42.51	24.65
Canada	7.79	6.07
Latin America	6.81	5.66
Consolidated assets	$132.25	$99.41
Property and Equipment:
USA Operations (including Corporate)	$3.21	$3.40
Other foreign	0.27	0.15
Europe (UK)	0.01	0.01
Mexico	2.39	2.17
Asia	2.96	3.19
Canada	1.09	1.15
Latin America	0.09	0.04
Consolidated property and equipment	$10.02	$10.11
Capital Expenditures:
USA Operations (including Corporate)	$0.42	$0.25
Other foreign	0.22	0.01
Europe (UK)	—	0.01
Mexico	0.35	0.17
Asia	0.19	0.58
Latin America	0.15	0.01
Consolidated capital expenditure	$1.33	$1.03
Goodwill:
USA Operations	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87
* Negative assets reflect intersegment amounts eliminated in consolidation

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below presents external sales by product line:

	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, (in millions of dollars)
	2020	2019	2020	2019
External Sales by product lines:
Disposables	$25.78	$12.52	$80.77	$39.19
Chemical	9.71	5.68	24.77	16.30
Fire	1.62	2.81	4.74	6.64
Gloves	0.54	0.74	1.86	2.33
High Visibility	1.40	2.20	3.70	6.04
High Performance Wear	0.74	0.83	1.56	1.26
Wovens	1.66	2.68	4.65	7.86
Consolidated external sales	$41.45	$27.46	$122.05	$79.62

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

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. More recently we have added manufacturing operations in Vietnam and India to offset increasing manufacturing costs in China and further diversify our manufacturing capabilities. Our China operations will continue primarily manufacturing for the Chinese market and other markets where duty advantages exist. Manufacturing expansion is not only necessary to control rising costs, it is also necessary for Lakeland to achieve its growth objectives. Our net sales attributable to customers outside the United States were $24.4 million and $13.3 million for the three months ended October 31, 2020 and 2019, respectively.

The last two weeks of FY20 and the first nine months of FY21 were dominated by response to the COVID 19 outbreak. The virus’ progression into a global pandemic will likely continue to impact our business for the remainder of FY21 and into the first half of FY22. We believe that COVID 19 demand will begin to diminish in Q4 FY21 and continuing into Q2 FY22, when vaccines become widely available. As COVID 19 demand, currently estimated at approximately 35% of revenue, decreases we anticipate a continuation of an increase in our core businesses (industrial) that began in Q2 FY21 and continued through Q3 FY21. The negative impact of lock downs and stay at home orders peaked in Q2 FY21 with core business sales down by approximately 25%. Through the second half of Q2 and through Q3 FY21 our core business sales have been recovering steadily. Based on recent, third quarter U.S. GDP Growth of 33.1%; November 2020 manufacturing Purchasing Manager Index of 57.5%, up from 56.0% at August 2020, and our increased market penetration and new customers, we expect our core business sales to recover fully and continue to grow through FY22. We anticipate that COVID 19 related sales will continue for the remainder of FY21 and into the first half of FY22, however not at the levels experienced in the first three quarters of FY21 as demand for immediate use diminishes and give way to stockpiling demand and increased core business sales.

At present, raw materials supply appears to have caught up with demand, albeit at prices well above pre-COVID 19 pricing. We anticipate raw material pricing to continue at inflated levels into FY22. Our future sales would be affected should there be an industry-wide shortage of necessary raw materials in the event of another rise or surge in COVID 19 cases. As noted, we did experience significant price increases for fabric during the first nine months of FY21 and managed our available manufacturing capacity to lower costs, and increase prises to meet customer demand at these higher prices. With the exception of our India export manufacturing operation, which did not qualify for “essential status” due to its export only restrictions we have not experienced any manufacturing capacity issues due to inability to source raw materials, government quarantine, or shelter-in-place orders, or due to COVID 19 outbreaks in any of our factories, however there can be no assurance that this will continue to be the case. While leading economic indicators indicate a relatively robust industrial market recovery, potential headwinds to revenue as we emerge from pandemic sales include the possibility of a recession and consumer stockpiled inventories, as well as a decline in our oil and gas industrial sector that may temper demand within our regular markets in the second half of FY21.

Reference is made to “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020. Offsetting these risks are changes to our sales environment, as a result of COVID 19, that we believe represent considerable upside to sales. We believe that once the pandemic subsides, there will be continued demand establishing PPE stockpiles for the long-term. This stockpiling will be filled in part by inventory that is in the distribution channels as the pandemic ends. When specific governments will issue RFQs for additional product is unknown, but some RFQs are already pending release; others are expected to be released over the next several months. Additionally, we believe the private sector will also engage in stockpiling of PPE as supply channels catch up to demand. And finally, we are seeing the emergence of institutional cleaning as a new market segment as countries and states reopen and seek to prevent further infections. For these reasons we are maximizing our manufacturing capacity in the near-term and evaluating expansion opportunities to allow us to further increase our industrial market penetration as our competitors abandon their industrial customers as they seek to maximize COVID 19 related sales. This strategy combined with new product development, manufacturing expansion, and the addition of key senior personnel also serves to prepare us for any economic slowdown that may occur as COVID 19 business ends and our industry transitions to a more traditional product mix.

Lakeland’s strategy for response to these “black swan” events is to remain focused on our long term growth strategies and tailor our response to these events so as to accelerate our strategic plans. We believe that focusing on our long-term growth strategy is also a solid strategy for minimizing the impact of any post-pandemic recession. In this particular case, our long-term strategy for revenue and margin improvement is to increase market penetration into markets that use higher value, higher margin products, that are recession resistant. Our manufacturing flexibility allows the Company to maximize the manufacture of disposable and chemical garments without degrading its ability to supply higher end, flame resistant and arc flash resistant garments. In order to maximize our response to pandemic demand, we have increased the daily working hours for our disposables and chemical manufacturing product lines, and we have significantly reduced the number of SKUs in these product lines in order to maximize efficiencies. This will have the effect of increasing throughput and reducing manufacturing costs to help mitigate any raw materials prices increases. Additionally, by focusing on a few core styles, we believe we can minimize the impact on inventory of any production over run when the pandemic subsides. SKU reduction also affords Lakeland the opportunity to discontinue any styles that have ceased being profitable due to pricing or sales volume We are not deviating from our growth strategy, rather we are looking to utilize the short-term, increased demand as a catalyst to accelerate attainment of growth objectives.

Having successfully implemented the above strategy, as evidenced by significantly increased market penetration in international markets, the addition of new customers accounting for additional sales of approximately $10 million, and realizing efficiency gains that we intend to make permanent, we are now focused on adding human and IT resources required to accelerate our growth rate in a post-COVID 19 environment. We believe that we will emerge from FY21 a full year ahead of our pre-COVID 19 growth plan, and we are committed to leveraging our position to accelerate growth in Critical Environment Markets such as pharmaceutical cleanrooms, isolation gowns, and Chemo-gowns; the Electric Utility Market; and to continue improving efficiencies by rationalizing our product offering in non-Covid product lines. To do this we will be acquiring additional senior and middle managers with specific skills in Sales and Marketing, Quality Control, Supply Chain Management, and Industrial Engineering. These personnel will facilitate future manufacturing expansion.by assuring that we have the skill sets necessary to meet our growth targets.

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

The transaction price includes estimates of variable consideration related to rebates, allowances, and discounts that are reductions in revenue. All estimates are based on the Company’s historical experience, anticipated performance, and the Company’s best judgment at the time the estimate is made. Estimates for variable consideration are reassessed each reporting period and are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur upon resolution of uncertainty associated with the variable consideration. All the Company’s contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as quantity time’s price per unit.

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

Significant Balance Sheet Fluctuation October 31, 2020, Compared to January 31, 2020

Cash increased by $25.6 million, primarily as a result of increased profitability and improved accounts receivable collection efficiency, offset by the payoff of the term loan outstanding at January 31, 2020. Accounts receivable increased due to the increase in sales. Inventory increased $0.8 million to support the increase in sales. Accounts payable, accrued compensation, and other accrued expenses increased $5.2 million. Capital expenditures for the three and nine months ended October 31, 2020 were $0.6 million and $1.3 million, respectively.

Three Months ended October 31, 2020, Compared to the Three Months Ended October 31, 2019

Reference is made to “Overview; Response to COVID 19 Outbreak” above which should be read in conjunction with this Section.

Net Sales. Net sales increased to $41.5 million for the three months ended October 31, 2020 compared to $27.5 million for the three months ended October 31, 2019, an increase of 50.9%. Sales globally were driven by COVID 19 demand, as we realized increased sales in all markets for our disposable and chemical product lines. In addition to the increased volumes, sales were also impacted by price increases based on our normal, annual adjustments, special price increases due to increases in raw material costs, which we expect will be temporary, and increased sales to new customers, which are typically at prices above those for our recurring customers. We were able to meet this demand by increasing our manufacturing capacity with expanded operating hours. We estimate that approximately 35% of our revenues in the current quarter were related to COVID 19 demands. Other product lines such as fire, high performance high visibility, and wovens, which are primarily used by industrial customers, declined during the period due to various global shutdowns and quarantines.

Gross Profit. Gross profit increased $12.4 million, or 133.5%, to $21.7 million for the three months ended October 31, 2020, from $9.3 million for the three months ended October 31, 2019. Gross profit as a percentage of net sales increased to 52.3% for the three month period ended October 31, 2020, from 33.9% for the three months ended October 31, 2019. Major factors driving gross margins were:

•	Significant increases in volumes driven by COVID 19 demand.
•	Price increases described above.
•	Improved manufacturing efficiency in substantially all locations as we increased the number of hours per shift and number of days per week.
•	Increase in direct container sales.

Operating Expense. Operating expenses increased 23.2% from $7.5 million for the three months ended October 31, 2019 to $9.2 million for the three months ended October 31, 2020. Operating expenses as a percentage of net sales was 22.2% for the three months ended October 31, 2020, down from 27.1% for the three months ended October 31, 2019. Selling expenses were essentially flat, with increases in sales compensation and commissions offset by decreases in freight out, travel, advertising and marketing. General and administrative expenses were increased primarily due to increases in stock-based compensation, currency fluctuations, and increased incentive accruals. During the three months ended October 31, 2020 stock-based compensation of $0.7 million was recorded as a result of an increase in estimate of the number of shares expected to be earned under the stock performance plan due to increase in profitability over the measurement period. In the period ended October 31, 2019, stock-based compensation was reduced by $0.4 million due to a reduction in the number of shares expected to be earned under the performance plan.

Operating Profit. Operating profit increased to $12.5 million for the three months ended October 31, 2020 from $1.8 million for the three months ended October 31, 2019, due to the impacts detailed above. Operating margins were 30.1% for the three months ended October 31, 2020, as compared to 6.7% for the three months ended October 31, 2019

Interest Expense. Interest expense decreased slightly to $0.01 million for the three months ended October 31, 2020 from $0.03 million for the three months ended October 31, 2019 as a result of reduced borrowings.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $3.2 million for the three months ended October 31, 2020, compared to $0.7 million for the three months ended October 31, 2019, due to the increase in operating profit.

Net Income. Net income increased by $8.2 million to $9.3 million for the three months ended October 31, 2020 from $1.1 million for the three months ended October 31, 2019.

Nine Months ended October 31, 2020, Compared to the Nine Months Ended October 31, 2019

Reference is made to “Overview; Response to COVID 19 Outbreak” above which should be read in conjunction with this Section.

Net Sales. Net sales increased to $122.1 million for the nine months ended October 31, 2020 compared to $79.6 million for the nine months ended October 31, 2019, an increase of 53.3%. Sales globally were driven by COVID 19 demand, as we realized significant increases in all markets for our disposable and chemical product lines. In addition to the increased volumes, sales were also impacted by price increases based on our normal, annual adjustments, special price increases due to increases in raw material costs, which we expect will be temporary, and increased sales to new customers, which are typically at prices above those for our recurring customers. We were able to meet this demand with inventory on hand by increasing our manufacturing capacity with expanded operating hours. Other product lines such as wovens, which are primarily used by industrial customers, declined during the period due to various global shutdowns and quarantines.

Gross Profit. Gross profit increased $33.9 million, or 124.3%, to $61.2 million for the nine months ended October 31, 2020, from $27.3 million for the nine months ended October 31, 2019. Gross profit as a percentage of net sales increased to 50.1% for the nine months ended October 31, 2020, from 34.3% for the nine months ended October 31, 2019. Major factors driving gross margins were:

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

Operating Expense. Operating expenses increased 15.0% from $23.1 million for the nine months ended October 31, 2019 to $26.6 million for the nine months ended October 31, 2020. Operating expenses as a percentage of net sales was 21.8% for the nine months ended October 31, 2020, down from 29.0% for the nine months ended October 31, 2019. Selling expenses increased $1.8 million, primarily due to sales compensation, external commissions, volume rebates to certain customers, and freight out, offset in part by decreases in travel, advertising and marketing. General and administrative expenses were increased due to increases in stock-based compensation, currency fluctuations, and incentive accruals, which were offset by decreases in salaries (including severance), temporary staffing, and professional fees. During the nine months ended October 31, 2020 stock-based compensation of $0.7 million was recorded as a result of an increase in estimate of the number of shares expected to be earned under the stock performance plan due to significant improvement in profitability for the period. For the nine months ended October 31, 2019, stock-based compensation was reduced by $0.8 million as it was deemed improbable that such shares would vest based on performance to date.

Operating Profit. Operating profit increased to $34.6 million for the nine months ended October 31, 2020 from $4.2 million for the nine months ended October 31, 2019, due to the impacts detailed above. Operating margins were 28.3% for the nine months ended October 31, 2020, as compared to 5.2% for the nine months ended October 31, 2019.

Interest Expense. Interest expense decreased to $0.01 million for the nine months ended October 31, 2020 from $0.1 million for the nine months ended October 31, 2019, as a result of less borrowings for the more current period.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $7.4 million for the nine months ended October 31, 2020, compared to $2.0 million for the nine months ended October 31, 2019, due to the increase in operating profit. Income tax expense for the nine months ended October 31, 2020 was reduced by $1.7 million due to certain modifications to the GILTI tax provisions enacted in the period.

Net Income. Net income increased by $25.2 million to $27.2 million for the nine months ended October 31, 2020 from $2.1 million for the nine months ended October 31, 2019.

Liquidity and Capital Resources

At October 31, 2020, cash and cash equivalents were approximately $40.2 million and working capital was approximately $98.7 million. Cash and cash equivalents increased $25.6 million and working capital increased $31.8 million from January 31, 2020, due to increased profitability and a focus on working capital efficiencies.

Of the Company’s total cash and cash equivalents of $40.2 million as of October 31, 2020, cash held in Latin America of $1.8 million, cash held in Russia and Kazakhstan of $1.3 million, cash held in the UK of $1.4 million, cash held in India of $0.9 million and cash held in Canada of $3.1 million would not be subject to additional US tax due to the change in the US tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). In the event the Company repatriated cash from China, of the $18.8 million balance at October 31, 2020 there would be an additional 10% withholding tax incurred in that country. The Company has strategically employed a dividend plan subject to declaration and certain approvals in which its Canadian subsidiary sends dividends to the US in the amount of 100% of the previous year’s earnings, the UK subsidiary sends dividends to the US in the amount of 50% of the previous year’s earnings, and the Weifang China subsidiary sends dividends to the US in declared amounts of the previous year’s earnings. No dividends were proposed by management or declared by our Board of Directors for our China subsidiary in the nine months ended October 31, 2020.

Net cash provided by operating activities of $28.0 million for the nine months ended October 31, 2020 was primarily due to net income of $27.2 million, non-cash expenses of $6.2 million for deferred taxes, depreciation and amortization, stock compensation, other non-cash charges and a $5.4 million increase in net working capital accounts. Net cash used in investing activities of $1.3 million for the nine months ended October 31, 2020 reflects planned investments in property and equipment. Net cash used in financing activities of $1.2 million for the nine months ended October 31, 2020, was due to the repayment of a term loan under a previous credit facility as the Company transitioned to the new Loan Agreement with Bank of America described below.

The Company has a $12.5 million revolving credit facility with Bank of America which commenced June 25, 2020, and which will expire on June 25, 2025. This facility currently carries an interest rate of 2.25% per annum. There are no borrowings outstanding under this facility at October 31, 2020. Maximum availability under this facility at October 31, 2020 was approximately $12.5 million. Our current credit facility requires, and any future credit facilities may also require, that we comply with specified financial covenants relating to fixed charge coverage ratio and limits on capital expenditures and investments in foreign subsidiaries. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our primary lender, Bank of America, has a security interest in substantially all of our US assets and pledges of 65% of the equity of the Company’s foreign subsidiaries. If our lender declares amounts outstanding under the credit facility to be due, the lender could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business.

The Company has experienced increased sales and order activity as a result of the COVID 19 pandemic and may need to increase inventories in order to continue to respond to this increased demand. Additionally, the Company intends to invest in capacity expansion which may require significant capital expenditures. See “Capital Expenditures” below. At this time the Company believes it has sufficient cash balances and other capital to fund operations, working capital, and future capital expenditures on both a short-term and long-term basis.

Stock Repurchase Program. On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. During the nine months ended October 31, 2020, the Company repurchased no shares of stock. The Company has repurchased 152,801 shares of stock under this program as of the date of this filing which amounted to $1,671,188, inclusive of commissions.

Capital Expenditures. Our capital expenditures for first nine months of FY21 of $1.3 million principally relate to capital purchases for our manufacturing facilities in Mexico, Vietnam and India, and the enhancement of our global IT infrastructure. We anticipate FY21 capital expenditures to be approximately $2.0 million as we continue to deploy our ERP solution globally, invest in strategic capacity expansion, and replace existing equipment in the normal course of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item and therefore, no disclosure is required under Item 7A for the Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer, with assistance from other members of management. We have reviewed the effectiveness of our process controls and procedures as of October 31, 2020 and, based on our evaluation, we have concluded that the disclosure controls and procedures were not effective as of that date due to the same material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Items 1, 1A, 2, 3, 4 and 5 are not applicable.

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

LAKELAND INDUSTRIES, INC. (Registrant)

Date: December 10, 2020	/s/ Charles D. Roberson
Charles D. Roberson, Chief Executive Officer, President and Secretary (Principal Executive Officer and Authorized Signatory)

Date: December 10, 2020	/s/ Allen E. Dillard
Allen E. Dillard, (Principal Financial Officer and Authorized Signatory)

