Form 10-K
period 2021-01-31
LAKELAND INDUSTRIES INC
filed 2021-04-16
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates as of July 31, 2020 was approximately $186.3 million. As of April 9, 2021, there were outstanding 8,027,177 shares of common stock, $0.01 par value.

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

Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a global network of over 1,600 safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, heavy and light industry, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industries (electrical, natural gas, and water). In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the US Food and Drug Administration. Internationally, we sell to a mixture of end users directly, and to industrial distributors depending on the particular country and market. Sales are made in more than 50 foreign countries, the majority of which were into China, the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India and Southeast Asia. For purposes of this Form 10-K, (a) FY refers to a fiscal year ended January 31; for example, FY21 refers to the fiscal year ended January 31, 2021 and (b) Q refers to a quarter, for examply Q4 FY 21 refers to the fourth quarter of the fiscal year ended January 31, 2021.

Lakeland regards owning and operating its own manufacturing facilities as a sustainable strategic advantage. We believe that ownership of manufacturing is the cornerstone to building resilient manufacturing. Having 6 manufacturing locations in 6 countries, coupled with sourcing core raw materials from multiple suppliers in various countries, affords Lakeland with capabilities and manufacturing resilience that cannot be matched by our competitors who use contractors. Owning our manufacturing provides us with the ability to rapidly scale up production to meet emergency demand; shift production between locations to take advantage of new trade agreements or avoid complications that may arise from trade disputes; and to maintain the highest levels of product quality. This belief was validated during this year’s COVID-19 pandemic. Through these events, Lakeland was able to rebalance manufacturing in its facilities and make use of its diversified supplier network to supply its customers without major interruption.

By comparison, our competitors who utilize contractors to sew their garments, lack the ability to respond as quickly to emergency situations because contractor agreements typically require forecast lead-times in excess of 30 days. They typically deal with only one or two contractors in order to maximize their purchasing power, simplify their purchasing, and reduce freight out costs. While this works well during normal business conditions, they are at a disadvantage in the event of any changes in tariffs or export restrictions that may result from international trade disputes, or any supply disruptions due to public health emergencies, social unrest, or supply shortages.

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

The last two weeks of FY20 and all of FY21 were dominated by response to the COVID-19 outbreak. The virus’ progression into a global pandemic will likely continue to impact our business for the first half of FY22. We believe that COVID 19 demand will diminish in Q2 FY22, when vaccines become more widely available. As COVID-19 demand, currently estimated at approximately 35% of revenue, decreases, we anticipate a continuation of an increase in our core businesses (industrial) that began in Q2 FY21 and continued through Q4 FY21. The negative impact of lock downs and stay at home orders peaked in Q2 FY21 with core business sales down by approximately 25%. Through the second half of Q2 and through Q4 FY21 our core business sales have been recovering steadily. Based on recent, third quarter U.S. GDP Growth of 33.1%, November 2020 manufacturing Purchasing Manager Index of 57.5%, up from 56.0% at August 2020, and our increased market penetration and new customers, we expect our core business sales to recover fully and continue to grow through FY22. We anticipate that COVID 19 related sales will continue into the first half of FY22, however not at the levels experienced in FY21 as demand for immediate use diminishes and gives way to stockpiling demand and increased core business sales.

At present, raw materials supply appears to have caught up with demand, albeit at prices well above pre-COVID-19 pricing. We anticipate raw material pricing to continue at inflated levels into FY22. Our future sales would be affected should there be an industry-wide shortage of necessary raw materials in the event of another rise or surge in COVID-19 cases. As noted, we did experience significant price increases for fabric during FY21 and managed our available manufacturing capacity to lower costs, and increase prices to meet customer demand at these higher input costs. With the exception of our India export manufacturing operation, which did not qualify for “essential status” due to its export only restrictions, we have not experienced any manufacturing capacity issues due to inability to source raw materials, government quarantine, or shelter-in-place orders, or due to COVID-19 outbreaks in any of our factories; however, there can be no assurance that this will continue to be the case. While leading economic indicators indicate a relatively robust industrial market recovery, potential headwinds to revenue as we emerge from pandemic sales include the possibility of a recession and consumer stockpiled inventories, as well as a decline in our oil and gas industrial sector.

Reference is made to “Risk Factors” in Part I, Item 1A. Offsetting these risks are changes to our sales environment, as a result of COVID-19, that we believe represent considerable potential upside to sales. We believe that once the pandemic subsides, there will be continued demand establishing PPE stockpiles for the long-term. This stockpiling will be filled in part by inventory that is in the distribution channels as the pandemic ends. When specific governments will issue RFQs for additional product is unknown, but some RFQs are already pending release; others are expected to be released over the next several months. Additionally, we believe the private sector will also engage in stockpiling of PPE as supply channels catch up to demand. And finally, we are seeing the emergence of institutional cleaning as a new market segment as countries and states reopen and seek to prevent further infections. For these reasons we are maximizing our manufacturing capacity in the near-term and evaluating expansion opportunities to allow us to further increase our industrial market penetration. This strategy combined with new product development, manufacturing expansion, and the addition of key senior personnel also serves to prepare us for any economic slowdown that may occur as COVID 19 business ends and our industry transitions to a more traditional product mix.

The Company is utilizing the business intelligence capability of its new ERP system to reorganize its global sales teams. We are now organizing our sales personnel into four market-based, vertical teams. The previous organization, in which sales teams were assigned geographically, selling all Lakeland products, did not allow our sales personnel to properly focus on our sales strategies. Simply stated, the time allotted for end user meetings, in most cases, was not sufficient for our sales personnel to cover our wide range of products, or to develop the application expertise that many of our customers require. This reorganization will limit the number of products each sales person focuses on to the specific vertical they work in and allow them to develop expertise in the use of Lakeland products within their specific market. This will allow the Company to better focus marketing and sales efforts to drive growth in specific markets that are strategic for the Company.

FY20 saw the completion of the first phase of Lakeland’s capital project to diversify and expand its manufacturing footprint into Vietnam and India. Both our India plant and our Vietnam facility are fully equipped, staffed and making regular delivery of product. Future capital expenditures, to add additional product manufacturing capabilities and to expand the capacity of these operations, is planned and will be implemented as our growth dictates.

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

Business Strategy

Key elements of our strategy include:

•	Continued Development of Manufacturing Capability: It is critical that we increase our manufacturing capacity to meet our sales growth targets. We currently operate six (6) manufacturing facilities in six (6) countries, affording us a unique capability to take advantage of various trade agreements and to adjust our manufacturing as those agreements change. Diverse manufacturing also allows us to move price sensitive products into lower cost and more efficient operations as labor costs increase in other countries. Lakeland is also committed to manufacturing R&D and invests in new equipment to improve efficiencies, quality, and maximize manufacturing flexibility.

•	Improve Sales & Marketing in Existing Markets: We believe that we have significant opportunity to increase market penetration and improve margins in existing markets by focusing our sales and marketing teams on vertical markets. The four 4 vertical markets that we are focusing on are our core industrial (e.g. oil & petrochemicals, manufacturing, and auto) markets, the fire services market, the utilities (e.g. electrical, gas, and water) market, and critical environments (clean rooms) markets. Focusing on verticals will allow our sales and marketing groups to better provide the expertise in specific applications relative to our products that our customers are seeking. The result will be an improved ability to focus on specific products and sell multiple product lines to the same accounts affording us the opportunity to bundle products to secure business.

•	Continued Emphasis on Customer Service. We continue to offer a high level of customer service to distinguish our products and to create customer loyalty. The installation of our new enterprise resource planning (ERP) system into the United States and its continued rollout to additional Lakeland markets will provide us with the necessary business intelligence to better anticipate customer demand and improve our planning and customer service. We offer well-trained and experienced sales and support personnel, on-time delivery and accommodation of custom and rush orders. We also seek to advertise our Lakeland branded tradenames and trademarks.

•	Introduce New Products: We continued our history of product development and innovation by introducing new proprietary products across all our product lines. In 2018 we introduced our CleanMax line of clean and sterile manufactured garments for use in critical and aseptic work environments. We also continued the development and introduction of our Performance Wear line targeting electrical and gas distribution with a complete layering system designed to improve worker comfort and be worn away from as well as to work. We are continuing to ramp up manufacturing and add products to both of these lines.

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

•	Decrease Manufacturing Expenses by Opening New Manufacturing Facilites: We have successfully opened new manufacturing facilities in Vietnam and India in an effort to hedge against ever increasing manufacturing costs in China. Our China operation will continue for the foreseeable future to service products that are more complex and higher margin and for the manufacture of products for sale into China. Beginning in 1995, we successfully moved the labor-intensive sewing operations for our limited use/disposable protective clothing lines to Company owned and run facilities in Mexico and China. Manufacturing expansion is not only necessary to control rising costs, it is also necessary for Lakeland to achieve its growth objectives.

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

Products

The following is a description of our core product offerings:

Limited Use/Disposable Protective Clothing

We manufacture a complete line of limited use/disposable protective garments, including coveralls, laboratory coats, shirts, pants, hoods, aprons, sleeves, arm guards, caps and smocks. Limited use garments can also be coated or laminated to increase splash protection against harmful inorganic acids, bases and other hazardous liquid and dry chemicals. Limited use garments are made from several different nonwoven fabrics. We use spunbonded polypropylene (SBPP), spunbonded meltblow spunbond (SMS), hydroentangled woodpulp/polyester, and needlepunched fabrics. These fabrics can be used alone or in combination with films of varying composition, and/or topical chemical treatments to make our own trademarked fabrics, like Pyrolon® Plus 2, XT, CRFR, CBFR MicroMax®, MicroMax NS, CleanMax, Safegard®, Zonegard®, and ChemMax® 1, 2, 3, and 4, as well as our patented Interceptor fabric. We incorporate many sewing, heat sealing and taping techniques depending on the level of protection needed in the end use application.

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

Our ChemMAX 3, 4 and Interceptor fabrics are supported by PermaSure®, an app based chemical database and permeation modeler that allows our customers to quickly determine the safe use time for supported Lakeland garments, under specific environmental conditions for over 4,000 chemicals. This powerful tool allows Lakeland customers to safely minimize the chemical protective clothing cost by not having to default to the most protective garments available because chemical data is not available, or because there is not time to consult with the manufacturer. PermaSure can be used to model response scenarios so that contingency plans for response can be put in place.

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

We manufacture full lines of Fire service extrication suits in FR cotton, UL certified, NFPA compliant Wildland firefighting apparel in multiple fabrics and Aluminized Kiln entry/Approach suits to protect industrial workers from extreme heat encountered in foundry’s, boiler rooms, and direct fired ovens.

We manufacture fire suits (turnout gear) at our facilities in China and Mexico. Our Lakeland Fire® brand of firefighting apparel continues to benefit from ongoing research and development investment, as we seek to address the ergonomic needs of stressful occupations.

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

Our vest production occurs in our facilities in Mexico and China. Much of this manufacturing is for custom products. Many corporations and agencies, such as State Departments of Transportation and large electric utilities, develop custom specifications which they feel are more efficient in meeting their specific needs than off-the-shelf product. We can also import significant quantities of product from China and Mexico to meet the demand for items in high volume commodity markets.

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

Our product lines include the following:

•	Electrostatic dissipative apparel used in electronics clean rooms;
•	Flame resistant (FR) meta aramid, para aramid and FR Cotton coveralls/pants/jackets used in petrochemical, refining operations, and electrical utilities;
•	Cotton and Polycotton coveralls, lab coats, pants and shirts; and
•	FR fabrics containing blends of cotton, Modacrylic, meta aramid, para aramid, and viscose.

We manufacture woven garments at our facilities in China, Mexico and Argentina. We are continuing to relocate our woven protective coveralls and flame-retardant coveralls to our facilities in China, Mexico, Vietnam and India where lower fabric and labor costs allow increased profit margins.

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

As we source more and more of our fabrics internationally and manufacture more products certified to various standards, we have installed laboratories in our China and U.S. facilities. These laboratories are critical for ensuring that our incoming raw materials meet our quality requirements, for research and development of new products or qualification of new fabrics, and evaluation of new products against international standards. We continue to add new capabilities to these facilities to meet the requirements of new products and new standards.

Marketing and Sales

Domestically, we employ a field sales force, organized in four vertical sales groups, industrial sales, fire service, critical environment, and utilities, to better support customers and enhance marketing. We further leverage our in-house sales team with 52 independent sales representatives to a global network of over 1,600 safety and industrial supply distributors who buy our products for resale and typically maintain inventory at the local level in order to assure quick response times and the ability to serve their customers properly.

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

We seek to maximize the efficiency of our established distribution network through direct promotion of our products at the end user level. To this end, we have organized our sales teams into the previously mentioned vertical market teams to increase our ability to focus on sales of specific products and into specific markets. Additionally, we are motivating our distributors to engage in promotional activities aligned with our sales strategies via coop incentives. We advertise primarily through trade publications, and our promotional activities include sales brochures, emails and our website. We exhibit at both regional and national trade shows, such as the National Safety Congress, the American Industrial Hygiene Association (“AIHA”), the American Society of Safety Engineers (“ASSE”), the CIOSH, the COS+H and the A+A show in Dusseldorf, Germany.We believe that future international growth is sustainable in excess of the estimated industry organic growth rate of 7.0% to 7.5% (per Allied Market Research, “Global Disposable Protective Clothing Market 2019-2026”) in the coming year, but there can be no assurance in that regard, particularly in view of the disruptions due to the COVID-19 outbreak. This belief is based on our current estimates of market penetration, the introduction of higher value products and improved business intelligence and better planning afforded to us by our new ERP system.

Competition

We compete on the basis of our product quality, pricing, product availability, responsiveness to customers and manufacturing capability. Our business is highly competitive due to a few competitors who have monopolistic positions in the fabrics that are standards in the industry for disposable and high-end chemical suits. We believe that the barriers to entry in the disposable and reusable garments and gloves industries are relatively low as evidenced the by increasing availability of distributor private label product in the marketplace. We face competition in some of our other product markets from large established companies that have greater financial, research and development, sales and technical resources. Where larger competitors, such as DuPont, Kimberly Clark, Ansell and Honeywell, offer products that are directly competitive with our products, particularly as part of an established line of products, there can be no assurance that we can successfully compete for sales and customers. Larger competitors outside of our Disposable and Chemical Suit lines also may be able to benefit from economies of scale and technological innovation and may introduce new products that compete with our products.

We are continually seeking sources for our raw materials in or near the various countries where we have manufacturing operations. Not only does this reduce freight costs, but it makes for a more robust supply chain that allows us to respond quickly.

Patents and Trademarks

We own 20 patents and have one patent in the application and approval process with the US Patent and Trademark Office. We own 56 trademarks and have six trademarks in the application and approval process. Intellectual property rights that apply to our various products include patents, trade secrets, trademarks and, to a lesser extent, copyrights. We maintain an active program to protect our technology, filing for patent and trademark protection in multiple countries where our product may be “knocked off” or where there exist significant sales of our products.

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

Suppliers and Materials

It is our policy, whenever possible, to qualify multiple vendors for our fabrics and bindings. We frequently distribute our purchases among the top two or three suppliers, based on pricing and delivery schedules, in order to keep multiple suppliers qualified and proficient in the manufacture of the raw materials that we require.Materials, such as polypropylene, polyethylene, polyvinyl chloride, spunlaced polyester, melt blown polypropylene and their derivatives and laminates, are available from 30 or more major mills.FR fabrics are also available from a number of both domestic and international mills. The accessories used in the production of our disposable garments, such as thread, boxes, snaps and elastics, are obtained from unaffiliated suppliers. We have not experienced difficulty in obtaining our requirements for these commodity component items.

Due to the high cost of freight for our nonwoven fabrics, we also seek to find multiple sources that are local to our manufacturing to emergency demand and shift manufacturing between our locations with greater ease.

Human Capital

As of January 31, 2021, the Company employed approximately 2,000 people worldwide, of which approximately 100 were employed in the United States and 1,900 were employed outside of the United States. Approximately 1,500 or 75% of our global workforce is covered by collective bargaining agreements or works councils. Overall, we consider our employee relations to be good. Our culture is important to our success.

Health and Safety The health and safety of our employees is of utmost important to us. We conduct regular self-assessments and audits to ensure compliance with our health and safety guidelines and regulatory requirements. Our ultimate goal is to achieve a level of work-related injuries as close to zero as possible through continuous investment in our safety programs. We provide protective gear (e.g. eye protection, masks and gloves) as required by applicable standards and as appropriate given employee job duties. Additionally, during the COVID-19 pandemic, we have invested heavily to help ensure the health of our employees. Through the use of education and awareness, provision of necessary PPE, and changes to our manufacturing sites and screening, we strive to make our workplaces a safe place for employees during the workday.

Hiring Practices We recruit the best people for the job without regard to gender, ethnicity or other protected traits and it is our policy to comply fully with all domestic, foreign and local laws relating to discrimination in the workplace.

Diversity and Inclusion Recognizing and respecting our global presence, we strive to maintain a diverse and inclusive workforce everywhere we operate. Almost 50% of our employees worldwide are female and, in the U.S., non-Caucasian employees account for more than 50% of the employee base. Our diversity and inclusion principles are also reflected in our employee training, in particular with respect to our policies against harassment and bullying and the elimination of bias in the workplace.

In addition, to support mental health and emotional well-being, all associates and their dependents worldwide have access to an Employee Assistance Program ("EAP"), at no cost to them. This includes access to visits with mental health care providers through the EAP.

Lakeland’s compensation philosophy strives to provide total compensation for all employees at the market median, utilizing base salary, cash incentives and, in some cases, equity grants to achieve this goal. We further strive to provide above-market compensation opportunities for associates who exceed goals and expectations. This approach to compensation is designed to help Lakeland attract, retain and motivate high-performing individuals who foster an innovative culture and drive business results.

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

Available Information

Our Internet address is www.Lakeland.com. We make the following filings available free of charge on the Investor Relations page on our website as soon as they have been electronically filed with or furnished to the Securities and Exchange Commission ("SEC"): our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as our proxy statement. Information contained on our website is not part of this annual report on Form 10-K or our other filings with the SEC. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers like us who file electronically with the SEC.

Information about our Executive Officers

The following is a list of the names and ages of all of our executive officers indicating all positions and offices they hold with us as of April 15, 2021.

Name	Age	Position
Charles D. Roberson	58	Chief Executive Officer, President and Secretary
Allen E. Dillard	61	Chief Financial Officer
Steven L. Harvey	60	Executive Vice President for Global Sales and Marketing

Charles D. Roberson has served as our Chief Executive Officer, President and Secretary since February 2020. Previously he served as Chief Operating Officer from July 2018. From 2009 to July 2018, he was our Senior Vice President, International Sales. Mr. Roberson joined our Company in 2004 as Technical Marketing Manager;was instrumental in development of our ChemMAX and Interceptor fabrics and represented Lakeland to various standards writing bodies, and later served as International Sales Manager. Prior to joining the Company, Mr. Roberson was employed by Precision Fabrics Group, Inc. as a Market Manager from 1995-2001 and as a Nonwovens Manufacturing Manager from 1991-1995. He began his career as a manufacturing manager for Burlington Industries, Inc. in its Menswear Division from 1985-1991.

Allen E. Dillard has served as our Chief Financial Officer since August 2019. Mr. Dillard was Chief Financial Officer of Digium, Inc., a provider of telecommunications solutions from September 2015 to August 2019. Mr. Dillard served as Chief Executive Officer of Mobular Technologies, Inc., a technology solutions provider from September 2003 to September 2015. Mr. Dillard has also served as CFO/Treasurer for Nichols Research Corporation and Wolverine Tube, Inc. and was a senior manager at Ernst & Young.

Steven L. Harvey has been our Executive Vice President for Global Sales and Marketing since January 2021. From 2007 to 2018, Mr. Harvey was Vice-President of Global Sales and Service of Digium, Inc., a provider of telecommunications solutions. From 2003 to 2007, Mr. Harvey was employed by Adtran, Inc., a provider of networking and communications equipment as the Vice President of Sales, Enterprise and Competitive Service Providers, as the Vice President of Sales, Competitive Service Providers from 1998 to 2002 and as the Vice President of Sales, Enterprise from 1996 to 1998. Mr. Harvey was also an Executive Vice President of, and held various sales positions for, Data Processing Sciences, and began his career at The Procter & Gamble Company.

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

We are also susceptible to a widespread outbreak of an illness or other health issue, such as the COVID-19 coronavirus outbreak first reported in Wuhan, Hubei Province, China in December 2019, resulting in millions of confirmed cases identified around the world and in countries in which we conduct business. The outbreak has caused governments to implement quarantines, implement significant restrictions on travel, closed schools and work places, and implement work restrictions, all of which impaired normal business operations of numerous businesses. Globally air travel has been significantly interrupted as has air freight, ocean freight, and even truck deliveries.

As a result of pandemic outbreaks, businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates may require forced shutdowns of our facilities for extended or indefinite periods. In addition, these widespread outbreaks of illness could adversely affect our workforce resulting in serious health issues and absenteeism. Pandemic outbreaks could also interfere with general commercial activity related to our supply chain and customer base, which could have an adverse effect on our financial condition and operational results. If our operations are curtailed, we may have to shift manufacturing, if available, to another Lakeland facility which may be more expensive and limit our manufacturing capacity. Our raw materials sources may not be available or may be delayed in shipments to us, impacting our ability to deliver to our customers, negatively impacting our operational results and financial condition . Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of operations. To date, while we have experienced some loss of employee time, we have not suffered significant negative effects due to COVID-19, and our manufacturing facilities have been able to operate without shutdown.

Pandemics or disease outbreaks, such as COVID-19, may cause unfavorable economic or market conditions which could impact demand patterns and/or disrupt global supply chains and manufacturing operations.

Collectively, these outcomes could materially and adversely affect our business, results of operations and financial condition. Pandemics or disease outbreaks such as COVID-19 could result in a widespread health crisis that could adversely affect the economies of developed and emerging markets, potentially resulting in an economic downturn that could affect customers’ demand for our products in certain industrial-based end-markets. The spread of pandemics or disease outbreaks may also disrupt the Company’s manufacturing operations, supply chain, or logistics necessary to import, export and deliver products to our customers. During a pandemic or crisis, applicable laws and response directives could, in some circumstances, adversely affect our ability to operate our plants, or to deliver our products in a timely manner. Some laws and directives may also hinder our ability to move certain products across borders. Economic conditions can also influence order patterns. These factors could negatively impact our consolidated results of operations and cash flow. To date, while we have experienced some loss of employee time and reduced core business sales, we have not suffered significant negative effects due to COVID-19, and our manufacturing facilities have been able to operate without shutdown.

We have significant international operations and are subject to the risks of doing business in foreign countries. We have business operations in approximately 60 foreign countries. In FY21, more than half of our net sales were made by operations located outside the United States. Those operations are subject to various political, economic and other risks and uncertainties, which could have a material adverse effect on our business. These risks include the following:

•	unexpected changes in regulatory requirements;
•	changes in trade policy or tariff regulations;
•	changes in tax laws and regulations;
•	additional valuation allowances on deferred tax assets due to an inability to generate sufficient profit in certain foreign jurisdictions;
•	intellectual property protection difficulties or intellectual property theft;
•	difficulty in collecting accounts receivable;
•	complications in complying with a variety of foreign laws and regulations, some of which may conflict with U.S. laws;
•	foreign privacy laws and regulations;
•	trade protection measures and price controls;
•	trade sanctions and embargoes;
•	nationalization and expropriation;
•	increased international instability or potential instability of foreign governments;
•	effectiveness of worldwide compliance with Lakeland's anti-bribery policy, the U.S. Foreign Corrupt Practices Act, and similar local laws;
•	difficulty in hiring and retaining qualified employees;
•	the ability to effectively negotiate with labor unions in foreign countries;
•	the need to take extra security precautions for our international operations;
•	costs and difficulties in managing culturally and geographically diverse international operations;
•	pandemics and similar disasters; and
•

risks associated with the United Kingdom's exit from the European Union, including disruptions to trade and free movement of goods, services and people to and from the United Kingdom; increased foreign exchange volatility with respect to the British pound; and additional legal and economic uncertainty.

Any one or more of these risks could have a negative impact on the success of our international operations and, thereby, have a material adverse effect our business, consolidated results of operations and financial condition.

Our results of operations may vary widely from quarter to quarter.

Our quarterly results of operations have varied and are expected to continue to vary in the future. These fluctuations may be caused by many factors, including:

•	Currency volatility
•	Global crisis, such as the COVID-19 pandemic, oil spills, or ebola outbreak;
•	Our expansion of international operations;
•	Competitive pricing pressures;
•	Seasonal buying patterns resulting from the cyclical nature of the business of some of our customers;
•	Changes in the mix of products and services sold;
•	The timing of introductions and enhancements of products by us or our competitors;
•	Market acceptance of new products;
•	Technological changes in fabrics or production equipment used to make our products;
•	Availability of raw materials due to unanticipated demand or lack of precursors (oil and gas);
•	Changes in the mix of domestic and international sales; and
•	Personnel changes.

These variations could negatively impact our stock price.

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

Our performance is substantially dependent on the continued services and performance of our senior management and certain other key personnel, including Charles D. Roberson, our Chief Executive Officer, President and Secretary, Allen E. Dillard, our Chief Financial Officer, and Steven L. Harvey, our Executive Vice President for Global Sales and Marketing. The loss of services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations. In addition, any future expansion of our business will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing, customer service and manufacturing personnel, and our inability to do so could have a material adverse effect on our business, financial condition and results of operations.

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

Acquisitions could be unsuccessful.

In the future, subject to capital constraints, we may seek to acquire selected safety products lines or safety-related businesses or other businesses, which will complement our existing products. Our ability to acquire these businesses is dependent upon many factors, including our management’s relationship with the owners of these businesses, many of which are small and closely held by individual stockholders. In addition, we will be competing for acquisition and expansion opportunities with other companies, many of which have greater name recognition, marketing support and financial resources than us, which may result in fewer acquisition opportunities for us, as well as higher acquisition prices. There can be no assurance that we will be able to identify, pursue or acquire any targeted business and, if acquired, there can be no assurance that we will be able to profitably manage additional businesses or successfully integrate acquired business into our Company without substantial costs, delays and other operational or financial problems.

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

Financial Risks

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

We are also exposed to foreign currency exchange rate risks as a result of our sales to customers in foreign countries in the amount of $88.4 million in FY21. Our sales in these countries are usually denominated in the local currency. If the value of the US dollar increases relative to these local currencies, and we are unable to raise our prices proportionally, then our profit margins could decrease because of the exchange rate change.

We are exposed to changes in foreign currency exchange rates as a result of our purchases and sales in other countries. To manage the volatility relating to foreign currency exchange rates, we seek to limit, to the extent possible, our non-US dollar denominated purchases and sales.

In connection with our operations in China, we purchase a significant amount of products from outside of the United States. However, our purchases in China are primarily made in the RMB, the value of which has floated for the last 5 years, therefore we have been exposed to additional foreign exchange rate risk on our Chinese raw material and component purchases.

Our primary risk from foreign currency exchange rate changes is presently related to non-US dollar denominated sales in China, Canada and Europe and, to a smaller extent, in South American countries and in Russia. Our sales to customers in Canada are denominated in Canadian dollars, in Europe in Euros and British pounds, and in China in RMB and US dollars. If the value of the US dollar increases relative to the Canadian dollar, the Pound, the Euro, or the RMB then our net sales could decrease as our products would be more expensive to these international customers because of changes in rate of exchange. We manage the foreign currency risk, when appropriate, through the use of rolling 90-day forward contracts against the Canadian dollar and Euro and through cash flow hedges in the US against the RMB and the Euro. We do not hedge other currencies at this time. In the event that non-US dollar denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results.

Covenants in our credit facilities may restrict our financial and operating flexibility.

As a result of the Loan Agreement the Company entered into on June 25, 2020 we currently have a $12.5 million revolving credit facility, expiring June 25, 2025. Our credit facility requires, and any future credit facilities may also require, among others that we comply with specified financial covenants relating to fixed charge coverage and maximum capital expenditures. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. These restrictive covenants could affect our financial and operational flexibility or impede our ability to operate or expand our business, including a limitation on annual investments and advances we can make to foreign subsidiaries. Default under our credit facilities would allow the lenders to declare all amounts outstanding to be immediately due and payable. Our lenders have a security interest in substantially all of our assets to secure the debt under our current credit facilities, and it is likely that our future lenders will have security interests in our assets. If our lenders declare amounts outstanding under any credit facility to be due, the lenders could proceed against our assets. Any event of default, therefore, could have a material adverse effect on our business.

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

A number of factors could affect our ability to access future debt or equity financing, including:

•	Our financial condition, strength and credit rating;
•	The financial markets’ confidence in our management team and financial reporting;
•	General economic conditions and the conditions in the homeland security and Energy sectors; and
•	Capital markets conditions

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

Legal and Regulatory Risks

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

We are subject to various U.S. and foreign tax laws and any changes in these laws related to the taxation of businesses and resolutions of tax disputes could adversely affect our results of operations.

The U.S. Congress, the Organization for Economic Co-operation and Development (or, OECD) and other government agencies in jurisdictions in which we invest or do business have maintained a focus on issues related to the taxation of multinational companies. The OECD has changed numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project which could adversely impact our effective tax rate.

We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our consolidated financial statements, which could have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

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

Payments of the principal and interest under notes issued under the loan agreements entered into in connection with our senior financing are secured by liens on, and security interests in, substantially all of our and our subsidiaries’ present and after-acquired assets. In the event of our liquidation, dissolution or winding up, our common stock would rank below all debt and creditor claims against us. As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon our liquidation, dissolution or winding up until after all of our obligations to our debt holders and creditors have been satisfied.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 202 Pride Lane SW, Decatur, AL, 35603 United States. We own or lease our primary facilities. Our primary manufacturing locations are located in AnQui City, China, Jerez, Mexico, Buenas Aires, Argentina, Noida, India, and Xuan Trung Commune, Vietnam.

We believe that all of our facilities, including the manufacturing facilities, are in good repair and in suitable condition for the purposes for which they are used.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to litigation arising in the ordinary course of our business. We are not currently a party to any litigation or other legal proceedings that we believe could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows. See Note 10 to the consolidated financial statements related to legal matters in respect of our former subsidiary in Brazil and its relation to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the Nasdaq Market under the symbol “LAKE.” On April 9, 2021 there were 30 registered holders of our shares of common stock.

Dividend Policy

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

Issuer Purchase of Equity Securities

On February 11, 2021, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $5,000,000 of its outstanding common stock. The new program replaces the prior program which had approximately $800,000 remaining for repurchases. There were no shares repurchased in the fourth quarter of FY 21.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

You should read the following summary together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this Form 10-K and in the documents that we incorporate by reference into this Form 10-K. This document may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. In this Form 1-K, (a) “FY” means fiscal year; thus for example, FY21 refers to the fiscal year ended January 31, 2021 and (b) “Q” refers to a quarter; thus, for example, Q4 FY21 refers to the fourth quarter of the fiscal year ended January 31, 2021.

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

In FY21 we had net sales of $159.0 million and $107.8 million in FY20.

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

Our net sales attributable to customers outside the United States were $88.4 million and $51.9 million for the fiscal years ended January 31, 2021 and 2020, respectively.

The last two weeks of FY20 and all of FY21 were dominated by response to the COVID 19 outbreak. The virus’ progression into a global pandemic will likely continue to impact our business into the first half of FY22. We experienced a drop in COVID 19 demand in Q4 FY21 that will continue into Q2 FY22, when vaccines become more widely available. As COVID 19 demand, currently estimated at approximately 30% to 35% of revenue decreases, we anticipate a continuation of an increase in our core businesses (industrial) that began in Q2 FY21 and continued through Q4 FY21. The negative impact of lock downs and stay at home orders peaked in Q2 FY21 with core business sales down by approximately 25%. Through the second half of Q2 FY21 and through Q4 FY21 our core business sales have been recovering steadily. Based on recent, third quarter U.S. GDP Growth of 33.1%; November 2020 manufacturing Purchasing Manager Index of 57.5%, up from 56.0% at August 2020, and our increased market penetration and new customers, we expect our core business sales to recover fully and continue to grow through FY22. We anticipate that COVID 19 related sales will continue for the first half of FY22, however not at the levels experienced in FY21 as demand for immediate use diminishes and give way to stockpiling demand and increased core business sales.

At present, raw materials supply appears to have caught up with demand, albeit at prices well above pre-COVID-19 pricing. We anticipate raw material pricing to continue at inflated levels into FY22.Our future sales would be affected should there be an industry-wide shortage of necessary raw materials in the event of another rise or surge in COVID-19 cases. As noted, we did experience significant price increases for fabric during FY21 and managed our available manufacturing capacity to lower costs, and increase prices, to meet customer demand at these higher prices. With the exception of our India export manufacturing operation, which did not qualify for “essential status” due to its export only restrictions we have not experienced any manufacturing capacity issues due to inability to source raw materials, government quarantine, or shelter-in-place orders, or due to COVID-19 outbreaks in any of our factories, however there can be no assurance that this will continue to be the case. While leading economic indicators indicate a relatively robust industrial market recovery, potential headwinds to revenue as we emerge from pandemic sales include the possibility of a recession and consumer stockpiled inventories, as well as a decline in our oil and gas industrial sector that may temper demand within our regular markets in the second half of FY21.

Reference is made to “Risk Factors” in Part I, Item 1A, of this Annual Report on Form 10-K for the fiscal year ended January 31, 2021. Offsetting these risks are changes to our sales environment, as a result of COVID-19, that we believe represent considerable upside to sales. We believe that once the pandemic subsides, there will be continued demand establishing PPE stockpiles for the long-term. This stockpiling will be filled in part by inventory that is in the distribution channels as the pandemic ends. When specific governments will issue RFQs for additional product is unknown, but some RFQs are already pending release; others are expected to be released over the next several months. Additionally, we believe the private sector will also engage in stockpiling of PPE as supply channels catch up to demand. And finally, we are seeing the emergence of institutional cleaning as a new market segment as countries and states reopen and seek to prevent further infections. For these reasons we are maximizing our manufacturing capacity in the near-term and evaluating expansion opportunities to allow us to further increase our industrial market penetration as our competitors abandon their industrial customers as they seek to maximize COVID-19 related sales. This strategy combined with new product development, manufacturing expansion, and the addition of key senior personnel also serves to prepare us for any economic slowdown that may occur as COVID-19 business ends and our industry transitions to a more traditional product mix.

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

Having successfully implemented the above strategy, as evidenced by significantly increased market penetration in international markets, the addition of new customers accounting for additional sales of approximately $10 million, and realizing efficiency gains that we intend to make permanent, we are now focused on adding human and IT resources required to accelerate our growth rate in a post-COVID-19 environment. We believe that we will emerge from FY21 a full year ahead of our pre-COVID-19 growth plan, and we are committed to leveraging our position to accelerate growth in Critical Environment Markets such as pharmaceutical cleanrooms, isolation gowns, and Chemo-gowns; the Electric Utility Market; and to continue improving efficiencies by rationalizing our product offering in non-Covid product lines. To do this we will be acquiring additional senior and middle managers with specific skills in Sales and Marketing, Quality Control, Supply Chain Management, and Industrial Engineering. These personnel will facilitate future manufacturing expansion.by assuring that we have the skill sets necessary to meet our growth targets.

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

In order to promote future improvements in operating income, cash availability, and business outlook, the Company made multiple investments in operations and organizational expansion. Additional personnel in sales and marketing have been hired worldwide in order to increase penetration in existing markets and pursue new sales channels. On February 1, 2020, we relocated our corporate offices from New York to our Decatur, AL facility where we have hired additional personnel to improve centralized planning, finance, and IT support throughout the organization. New equipment has been purchased to increase manufacturing capacity and efficiency as well as to replace older equipment. New manufacturing facilities in Vietnam and India commenced production in FY19 and continued to add capacity until the latter half of FY20 when inventory levels necessitated curtailment. Curtailment of these operations was ended at all facilities in early February of 2020 as COVID-19 sales began to escalate. New accounting and operations software is being installed to improve processes, planning, and access to sales, financial, and manufacturing data. Additionally we continue to explore new fabrics and new technologies that may improve our product offerings and/or profitability. Management believes the Company’s ability to compete for the global opportunities in its industry are being enhanced.

Critical Accounting Policies and Estimates

Revenue Recognition. Substantially all the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses, and for the years ended in FY21 and FY20 aggregated approximately $3.9 million and $3.3 million, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

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

Inventories. Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or net realized value. Adjustments are recorded for slow-moving, obsolete or unusable inventory. We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future sales and supply on-hand, if necessary.If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Significant Balance Sheet Fluctuation January 31, 2021, as Compared to January 31, 2020

Cash increased by $38.0 million, primarily as a result of increased profitability, improved accounts receivable collection efficiency, an increase in inventory turns, and a net increase in current liabilities. Accounts receivable was increased due to an increase in sales. Inventory decreased $0.4 million due to improved inventory management and increased inventory turns from higher sales levels. Accounts payable, accrued compensation, and other accrued expenses increased $2.1 million due to an increase in accounts payable for raw material purchases and increased accruals for employee incentive plans.

Results of Operations

The following table sets forth our historical results of continuing operations for the years and three-months ended January 31, 2021 and 2020 as a percentage of our net sales from operations.

	Three Months Ended January 31, (Unaudited)		Year Ended January 31,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	51.1%	62.3%	50.2%	64.8%
Gross profit	48.9%	37.7%	49.8%	35.2%
Operating expenses	23.9%	31.6%	22.3%	29.7%
Operating profit	25.1%	6.1%	27.6%	5.5%
Other income, net	0.0%	0.1%	0.0%	0.0%
Interest expense	0.0%	(0.1)%	0.0%	(0.1)%
Income (loss) before tax	25.1%	6.1%	27.6%	5.3%
Income tax expense	3.8%	1.9%	5.5%	2.3%
Net income	21.3%	4.3%	22.1%	3.0%

Net Sales. Net sales increased to $159.0 million for the year ended January 31, 2021 compared to $107.8 million for the year ended January 31, 2020, an increase of 47.5%. Sales in the US increased $14.7 million or 26.3% primarily due to increases in the number of direct container shipments in the US and Canada throughout the year, and sales driven by COVID-19 demand. Sales to the Asian market increased by $13.1 million or 72.0% driven by COVID-19 demand. Sales to the European market increased by $7.5 million or 79.7% driven by COVID-19 demand. Canada sales increased by $4.0 million or 41.2% due to direct container shipments. Latin America sales increased $3.8 million or 45.3% as the Company continued to expand its selling efforts into the Chilean market and also expanded to Uruguay. Sales into the Mexican market increased $2.9 million or 102.1% driven by COVID-19 demand. Our other foreign markets accounted for $5.4 million of increased sales or 146.7% as we further penetrated these markets coupled with COVID-19 demand.

Gross Profit. Gross profit increased $41.4 million, or 109.2%, to $79.3 million for the year ended January 31, 2021, from $37.9 million for the year ended January 31, 2020. Gross profit as a percentage of net sales increased from 35.2% for the year ended January 31, 2020 to 49.8% for the year ended January 31, 2021. Major factors driving gross margins were:

•	Increased volumes and pricing overall, throughout the entire year.
•	Increased sales of higher margin product lines, primarily disposables, chemical, and fire.
•	Improved manufacturing efficiency in Vietnam.

Operating Expense. Operating expenses increased 10.5% from $32.0 million for the year ended January 31, 2020 to $35.4 million for the year ended January 31, 2021. Operating expenses as a percentage of net sales was 22.3% for the year ended January 31, 2021, down from 29.7% for the year ended January 31, 2020. Selling expenses increased $0.8 million, including sales compensation, freight out, advertising and marketing. General and administrative expenses increased $2.6 million due to increases in salaries and compensation (including bonuses and equity based compensation), banking and insurance expenses, depreciation, and bad debt expense. During FY20, the Company reversed stock-based compensation expense of $0.8 million related to restricted stock grants due to cumulative financial performance for the grant awards. Due to the results in FY21, the Company recognized $0.8 million of expense as a result of a change in estimate in the numbers of shares expected to be earned under the performance plan.

Operating Profit. Operating profit increased to $43.9 million for the year ended January 31, 2021, from $5.9 million for the year ended January 31, 2020, due to the impacts detailed above. Operating margin increased to 27.6% for the year ended January 31, 2021, compared to 5.5% for the year ended January 31, 2020.

Interest Expense. Interest expenses was less than $0.1 million for the year ended January 31, 2021 compared to $0.1 million for the year ended January 31, 2020.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $8.8 million and included $1.9 million associated with the GILTI component of the Tax Act of 2017 for the year ended January 31, 2021, as compared to an income tax expense of $2.5 million, including $1.0 million associated with the GILTI component, for the year ended January 31, 2020. All international subsidiaries impacted the GILTI calculation.

Net Income. Net income increased to $35.1 million for the year ended January 31, 2021 from $3.3 million for the year ended January 31, 2020.

Fourth Quarter Results

Net sales and net income were $36.9 million and $7.9 million, respectively, for Q4 FY21, as compared to $28.2 million and $1.2 million, respectively, for Q4 FY20.

Factors affecting Q4 FY21 results of operations included:

•	Increased sales due to COVID-19 demand in the US and China.
•	Margins were increased due to increased pricing and improved manufacturing efficiency, primarily in our Vietnam facility.

Liquidity and Capital Resources

At January 31, 2021, cash and cash equivalents were approximately $52.6 million and working capital was approximately $108.0 million. Cash and cash equivalents increased $38.0 million and working capital increased $41.1 million from January 31, 2020 reflecting positive earnings and the Company’s focus on working capital efficiencies.

Of the Company’s total cash and cash equivalents of $52.6 million as of January 31, 2021, cash held in Latin America of $1.4 million, cash held in Russia and Kazakhstan of $1.1 million, cash held in the UK of $2.5 million, cash held in India of $0.9 million and cash held in Canada of $3.8 million would not be subject to additional US tax in the event such cash was repatriated due to the change in the US tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). In the event the Company repatriated cash from China, of the $23.8 million balance at January 31, 2021 there would be an additional 10% withholding tax incurred in that country. The Company has strategically employed a dividend plan subject to declaration and certain approvals in which its Canadian subsidiary sends dividends to the US in the amount of 100% of the previous year’s earnings, the UK subsidiary sends dividends to the US in the amount of 50% of the previous year’s earnings, and the Weifang China subsidiary sends dividends to the US in declared amounts of the previous year’s earnings. No dividends were proposed by management or declared by our Board of Directors for our China subsidiary in FY21.

Net cash provided by operating activities of $40.7 million for the year ended January 31, 2021 was primarily due to net income of $35.1 million, non-cash expenses of $7.0 million for deferred taxes, depreciation and amortization, and stock compensation, decrease in net inventories of $0.5 million and an increase in accounts payable, accrued expenses and other liabilities of $3.8 million, offset in part by a $4.0 million increase to accounts receivable due to a higher sales volumes in the fourth quarter as compared to prior year and an increase in other current assets of $1.7 million due to an increase in amounts due from HSBC under the UK factoring agreement. Net cash used in investing activities of $1.7 million for the year ended January 31, 2021 reflects purchases in property and equipment as the Company optimized capital expenditures in the year for the ERP project, the set-up of manufacturing facilities in Vietnam and India, the enhancement of IT infrastructure, and equipment purchases in Mexico and China. Net cash used in financing activities was $1.3 million for the year ended January 31, 2021, primarily due to the repayment of $1.2 million term loan with SunTrust Bank as part of the transition to the new Loan Agreement with Bank of America.

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

On June 25, 2020, we entered into a Loan Agreement (the “Loan Agreement”) with Bank of America (“Lender”). The Loan Agreement provides the Company with a secured $12.5 million revolving credit facility, which includes a $5.0 million letter of credit sub-facility. The Company may request from time to time an increase in the revolving credit loan commitment of up to $5.0 million (for a total commitment of up to $17.5 million). Borrowing pursuant to the revolving credit facility is subject to a borrowing base amount calculated as (a) 80% of eligible accounts receivable, as defined, plus (b) 50% of the value of acceptable inventory, as defined, minus (c) certain reserves as the Lender may establish for the amount of estimated exposure, as reasonably determined by the Lender from time to time, under certain interest rate swap contracts. The borrowing base limitation only applies during periods when the Company’s quarterly funded debt to EBITDA ratio, as defined, exceeds 2.00 to 1.00. The credit facility will mature on June 25, 2025. Borrowings under the revolving credit facility bear interest at a rate per annum equal to the sum of the LIBOR Daily Floating Rate (“LIBOR”), plus 125 basis points. LIBOR is subject to a floor of 100 basis points. All outstanding principal and unpaid accrued interest under the revolving credit facility is due and payable on the maturity date. On a one-time basis, and subject to there not existing an event of default, the Company may elect convert up to $5.0 million of the then outstanding principal of the revolving credit facility to a term loan facility with an assumed amortization of 15 years and the same interest rate and maturity date as the revolving credit facility. The Loan Agreement provides for an annual unused line of credit commitment fee, payable quarterly, of 0.25%, based on the difference between the total credit line commitment and the average daily amount of credit outstanding under the facility during the preceding quarter.

The Company has experienced increased sales and order activity as a result of the COVID-19 pandemic and may need to increase inventories in order to continue to respond to this increased demand. Additionally, the Company may accelerate investments in capacity expansion which may require significant capital expenditures.

Stock Repurchase Program. On February 17, 2021, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $5,000,000 of its outstanding common stock. The new program replaces the prior program which had approximately $800,000 remaining for repurchases. There were no shares repurchased in FY21. The Company has repurchased 152,801 shares of stock under the prior program as of the date of this filing which amounted to $1,671,188, inclusive of commissions.

Capital Expenditures. Our capital expenditures for FY21 of $1.7 million principally relate to capital purchases for our manufacturing facilities in Vietnam and India, the enhancement of IT infrastructure, and equipment purchases in Mexico and the US. We anticipate FY22 capital expenditures to be approximately $4.0 million as we continue to deploy our ERP solution globally, invest in strategic capacity expansion, and replace existing equipment in the normal course of operations.

Recent Accounting Pronouncements

See Note 1 – Business and Significant Accounting Policies of the consolidated financial statements in Part II Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item and therefore, no disclosure is required under Item 7A for the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Lakeland Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lakeland Industries, Inc.  and subsidiaries (the "Company") as of January 31, 2021, the related statements of income, comprehensive income, stockholders' equity, and cash flows, for the year ended January 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021, and the results of its operations and its cash flows for the year ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 16, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventories – Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

The Company’s inventory includes costs to acquire and produce the goods and is stated at the lower of cost or net realizable value on a first-in, first-out method (FIFO). The assessment of estimated obsolescence or unmarketable inventory involved judgment and is based upon assumptions about future sales and supply on-hand for certain inventory items. Total inventory of approximately $47 million is in part composed of products which were deemed to be slow moving based on historical inventory turns and sales history. An excess and obsolete adjustment of approximately $3 million was recorded by the Company.

Given the significant judgments made by management to evaluate the net realizable value of certain of its inventory products, performing audit procedures to evaluate the reasonableness of management’s assumptions related to those inventory adjustments required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to valuation of slow moving, excess and obsolete inventory included, among others:

•

We tested the effectiveness of controls over management’s process to evaluate the need for adjustments for its slow-moving, obsolete or unusable inventory, such as controls related to the development of management’s forecast around the commercial marketability and customer purchases of this inventory.

•	We tested the mathematical accuracy of management’s estimates of the net realizable value for slow-moving, obsolete or unusable inventory.

•	We evaluated management’s historical ability to forecast sales for inventory.

•

We evaluated management’s ability and intent to execute promotional actions and the financial impact of those actions and their relationship to the costs incurred to produce historically slower moving inventory.

•	We compared forecasts and planned actions to:

•	Historical results and actions

•	Communications between management and the board of directors

•	Industry information related to the market for these products, including sales prices and buying cycles.

•	Subsequent events

/s/ Deloitte & Touche LLP

Memphis, Tennessee

April 16, 2021

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Lakeland Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lakeland Industries, Inc.  and subsidiaries (the “Company”) as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2021, of the Company and our report dated April 16, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP

Memphis, Tennessee

April 16, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Lakeland Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lakeland Industries, Inc. and Subsidiaries (collectively, the “Company”) as of January 31, 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended January 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020, and the results of its operations and its cash flows for the year ended January 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2016.

/s/ Friedman LLP New York, New York
April 15, 2020

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended January 31, 2021 and 2020

($000’s) except share information

	2021	2020
Net sales	$159,000	$107,809
Cost of goods sold	79,750	69,912
Gross profit	79,250	37,897
Operating expenses	35,397	32,021
Operating profit	43,853	5,876
Other income (expense), net	50	(7)
Interest expense	(23)	(116)
Income before taxes	43,880	5,753
Income tax expense	8,774	2,472
Net income	$35,106	$3,281
Net income per common share:
Basic	$4.40	$0.41
Diluted	$4.31	$0.41
Weighted average common shares outstanding:
Basic	7,977,683	8,005,927
Diluted	8,141,189	8,037,019

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended January 31, 2021 and 2020

($000)’s

	2021	2020
Net income	$35,106	$3,281
Other comprehensive income (loss):
Foreign currency translation adjustments	1,150	(510)
Comprehensive income	$36,256	$2,771

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

January 31, 2021 and 2020

($000’s) except share information

	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$52,596	$14,606
Accounts receivable, net of allowance for doubtful accounts of $700 and $497 at January 31, 2021 and 2020, respectively	21,702	17,702
Inventories	43,833	44,238
Prepaid VAT and other taxes	1,343	1,228
Other current assets	4,134	2,033
Total current assets	123,609	79,807
Property and equipment, net	9,819	10,113
Operating leases right-of-use assets	2,347	2,244
Deferred tax assets	2,839	5,939
Prepaid VAT and other taxes	329	333
Other assets	112	98
Goodwill	871	871
Total assets	$139,925	$99,405
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,397	$7,204
Accrued compensation and benefits	3,902	1,300
Other accrued expenses	1,793	2,445
Income tax payable	1,534	—
Current maturity of long-term debt	—	1,155
Current portion of operating lease liability	768	835
Total current liabilities	15,394	12,939
Long-term portion of operating lease liability	1,613	1,414
Total liabilities	17,007	14,353
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $0.01 par; authorized 20,000,000 shares, Issued 8,498,457 and 8,481,665; outstanding 7,984,518 and 7,972,423 at January 31, 2021 and 2020, respectively	85	85
Treasury stock, at cost; 509,242 shares at January 31, 2021 and 2020	(5,023)	(5,023)
Additional paid-in capital	76,781	75,171
Retained earnings	52,687	17,581
Accumulated other comprehensive loss	(1,612)	(2,762)
Total stockholders' equity	122,918	85,052
Total liabilities and stockholders’ equity	$139,925	$99,405

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended January 31, 2021 and 2020

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
		($000’s)		($000’s)	($000’s)	($000’s)	($000’s)	($000’s)

Balance, As At January 31, 2019	8,475,929	$85	(462,089)	$(4,517)	$75,612	$14,300	$(2,252)	$83,228

Net Income	—	—	—	—	—	3,281	—	3,281
Other comprehensive loss	—	—	—	—	—	—	(510)	(510)
Stock-based compensation:
Restricted stock issued	5,736	—	—	—	—	—	—	—
Restricted stock plan	—	—	—	—	(417)	—	—	(417)
Return of shares in lieu of payroll tax withholding	—	—	—	—	(24)	—	—	(24)
Treasury stock purchased, inclusive of commissions	—	—	(47,153)	(506)	—	—	—	(506)
Balance, As At January 31, 2020	8,481,665	$85	(509,242)	$(5,023)	$75,171	$17,581	$(2,762)	$85,052

Net Income	—	—	—	—	—	35,106	—	35,106
Other comprehensive income	—	—	—	—	—	—	1,150	1,150
Stock-based compensation:
Restricted stock issued	16,792	—	—	—	—	—	—	—
Restricted stock plan	—	—	—	—	1,726	—	—	1,726
Return of shares in lieu of payroll tax withholding	—	—	—	—	(116)	—	—	(116)
Treasury stock purchased, inclusive of commissions	—	—	—	—	—	—	—	—
Balance, As At January 31, 2021	8,498,457	$85	(509,242)	$(5,023)	$76,781	$52,687	$(1,612)	$122,918

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended January 31, 2021 and 2020

($000’s)

	2021	2020
Cash flows from operating activities:
Net income	$35,106	$3,281
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (recovery of) doubtful accounts	203	63
Deferred income taxes	3,103	1,328
Depreciation and amortization	1,965	1,645
Stock based and restricted stock compensation	1,727	(403)
Loss on disposal of property and equipment	7	19
Non-cash operating lease expense	(102)	957
(Increase) decrease in operating assets:
Accounts receivable	(3,980)	(1,414)
Inventories	547	(2,156)
Prepaid VAT and other taxes	(115)	250
Other current assets	(1,698)	102
Increase (decrease) in operating liabilities:
Accounts payable	191	1,090
Accrued expenses and other liabilities	3,580	(220)
Operating lease liabilities	132	(952)
Net cash provided by operating activities	40,666	3,590
Cash flows from investing activities:
Purchases of property and equipment	(1,662)	(1,033)
Net cash used in investing activities	(1,662)	(1,033)
Cash flows from financing activities
Loan repayments, short-term	(1,161)	(158)
Purchase of Treasury Stock under stock repurchase program	—	(506)
Shares returned to pay employee taxes under restricted stock program	(116)	(24)
Net cash used in financing activities	(1,277)	(688)
Effect of exchange rate changes on cash and cash equivalents	263	(94)
Net increase in cash and cash equivalents	37,990	1,775
Cash and cash equivalents at beginning of year	14,606	12,831
Cash and cash equivalents at end of year	$52,596	$14,606

Cash paid for interest	$23	$116
Cash paid for taxes	$3,561	$1,700

Noncash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$343	$3,180

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Lakeland Industries, Inc. and Subsidiaries (“Lakeland,” the “Company,” “we,” “our” or “us”), a Delaware corporation organized in April 1986, manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a network of over 1,600 global safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mixture of end users directly, and to industrial distributors depending on the particular country and market. Sales are made to more than 50 countries, the majority of which were into China, the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India and Southeast Asia. For purposes of this Form 10-K, FY refers to a fiscal year ended January 31; for example, FY21 refers to the fiscal year ended January 31, 2021.

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

Inventories

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Allowances are recorded for slow-moving, obsolete or unusable inventory. We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future sales and supply on-hand, if necessary. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Capitalized Software Costs

In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software, the Company capitalizes eligible costs to acquire or develop internal-use software. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful life of the assets, which is generally three years.

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

Revenue Recognition

Substantially all the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses, and for the years ended in FY21 and FY20 aggregated approximately $3.9 million and $3.3 million, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

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

	Year Ended
	January 31,
	(in millions of dollars)
	2021	2020
External Sales by region:
USA	$70.59	$55.89
Other foreign	9.03	3.66
Europe (UK)	16.80	9.35
Mexico	5.70	2.82
Asia	31.22	18.15
Canada	13.61	9.64
Latin America	12.05	8.30
Consolidated external sales	$159.00	$107.81

	Year Ended January 31, (in millions of dollars)
	2021	2020
External Sales by product lines:
Disposables	$103.85	$53.42
Chemical	31.18	22.96
Fire	7.48	8.63
Gloves	3.08	3.12
High Visibility	4.45	7.75
High Performance Wear	2.26	1.65
Wovens	6.70	10.28
Consolidated external sales	$159.00	$107.81

Advertising Costs

Advertising costs are expensed as incurred and included in operating expenses on the consolidated statement of income. Advertising and co-op costs amounted to $0.7 million and $1.0 million in FY21 and FY20, respectively, net of a co-op advertising allowance received from a supplier.

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

Research and Development Costs

Research and development costs include labor, equipment and materials costs and are expensed as incurred and included in operating expenses. Research and development expenses aggregated were approximately $0.2 million in FY21 and FY20.

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

Pursuant to US GAAP, assets and liabilities of the Company’s foreign operations with functional currencies, other than the US dollar, are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction loss included in net income for the years ended January 31, 2021 and 2020, were approximately $0.1 million and $0.4 million, respectively.

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

There were no foreign currency forward or hedge contracts at January 31, 2021 or January 31, 2020.

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

In February 2016, the FASB issued ASU 2016-02, "Leases: Amendments to the FASB Accounting Standards Codification (Topic 842)". This ASU requires the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than twelve months. This ASU also requires disclosures enabling the users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. In addition, the FASB provided a practical expedient transition method that allows entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, as opposed to applying the requirements retrospectively and providing comparative prior period financial statements.

The Company adopted the new standard on February 1, 2019, the first day of fiscal 2020, and applied the above practical expedient transition method. The Company elected certain other transition options which, among other things, allowed the Company to carry forward its prior conclusions about lease identification and classification. Upon adoption of the new standard, the Company recognized approximately $2.3 million of right-of-use ("ROU") assets and lease liabilities. Adoption of the new standard did not have a material impact on the Company's consolidated statements of income or consolidated statements of cash flows. Refer to Note 10 for additional information and disclosures related to the adoption of ASC 842.

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

2. INVENTORIES

Inventories consist of the following (in $000s):

	January 31,
	2021	2020
Raw materials	$18,941	$17,661
Work-in-process	409	670
Finished goods	27,047	28,593
Excess and obsolete adjustments	(2,564)	(2,686)
	$43,833	$44,238

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	Useful Life	January 31,
	in Years	2021	2020
		(000’s)	(000’s)

Machinery and equipment	3-10	$5,095	$4,559
Furniture and fixtures	3-10	1,065	906
Leasehold improvements	Lease term	1,735	1,598
Computer hardware and software	3	4,652	3,953
Land and building	20-30	9,183	9,182
		21,730	20,198
Less accumulated depreciation and amortization		(12,007)	(10,176)
Construction-in-progress		96	91
		$9,819	$10,113

Depreciation and amortization expense for FY21 and FY20 amounted to $2.0 million and $1.6 million, respectively.

4. LONG-TERM DEBT

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

In connection with the Loan Agreement, the Company entered into with the Lender (i) a security agreement dated June 25, 2020, pursuant to which the Company granted to the Lender a first priority perfected security interest in substantially all of the personal property and the intangibles of the Company, and (ii) a pledge agreement, dated June 25, 2020, pursuant to which the Company granted to the Lender a first priority perfected security interest in the stock of its subsidiaries (limited to 65% of those subsidiaries that are considered “controlled foreign subsidiaries” as set forth in the Internal Revenue Code and regulations). The Company’s obligations to the Lender under the Loan Agreement are also secured by a negative pledge evidenced by a Non-encumbrance Agreement covering the real property owned by the Company in Decatur, Alabama

As of January 31, 2021, the Company had no borrowings outstanding on the letter of credit sub-facility and no borrowings outstanding under the revolving credit facility.

Prior to the execution of the Loan Agreement with Bank of America, the Company repaid a $1.2 million term loan that was outstanding under a similar agreement with SunTrust Bank. The Company has terminated the borrowing agreement with SunTrust Bank.

Borrowings in UK

On December 31, 2014, the Company and Lakeland Industries Europe, Ltd, (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with HSBC Bank to provide for (i)a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million, based on exchange rates at time of closing) to £1,500,000 (approximately USD $2.3 million, based on exchange rates at time of closing), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million, based on exchange rates at time of closing) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. On December 31, 2016, Lakeland UK entered into an extension of the maturity date of its existing facility with HSBC Invoice Finance (UK) Ltd. to December 19, 2017. Other than the extension of the maturity date and a reduction of the service charge from 0.9% to 0.85%, all other terms of the facility remained the same. On December 4, 2017 the facility was extended to March 31, 2018 for the next review period. On March 9, 2019 the facility was extended to March 31, 2020 and on March 6, 2020 further extended to March 31, 2021 with no additional changes to the terms. There were no borrowings outstanding under this facility at January 31, 2021 and January 31, 2020. The amounts due from HSBC of $2.0 million and $0.1 million as of January 31, 2021, and January 31, 2020, respectively, is included in other current assets on the accompanying consolidated balance sheets.

5. CONCENTRATION OF RISK

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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC (UK); Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, and JSC Bank Centercredit in Kazakhstan. The Company monitors its financial depositories by their credit rating which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There was approximately $14.3 million total included in the U.S. bank accounts and approximately $38.2 million total in foreign bank accounts as of January 31, 2021, of which $51.9 million was uninsured.

Major Customer

No customer accounted for more than 10% of net sales during FY21 and FY20.

Major Supplier

No vendor accounted for more than 10% of purchases during FY21 and FY20.

6. STOCKHOLDERS’ EQUITY

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

The Company recognizes expense related to performance-based restricted share awards over the requisite performance period using the straight-line attribution method based on the most probable outcome (Minimum, Target, Maximum, Cap or Zero) at the end of the performance period and the price of the Company’s common stock price at the date of grant. During FY20. The 2017 grants actually expired unvested on January 31, 2020 (described above) that will be earned for the designated performance period. Based on actual EBITDA achieved by the Company in FY20, it was deemed improbable that such performance would meet even the Minimum level required for the 2017 and 2018 grants to vest. As a result, stock-based compensation expense for the 2017 and 2018 grants was adjusted to account for the change in estimate.The total amount of previously recognized stock-based compensation attributable to the 2017 and 2018 grants that was reversed was approximately $0.8 million. Due to significantly increased profitability during FY21, the Company has determined that it is probable that the 2018 grants will now vest and has recorded approximately $0.8 million in stock based compensation expense in FY21. The 2017 grants expired unvested on January 31, 2020.

The Company recognized total stock-based compensation costs, which are reflected in operating expenses:

	Year Ended January 31,
	2021	2020
2017 Plan:
Restricted Stock Program	$1,668,710	$(404,764)
Stock Options	58,183	27,577
	$1,726,893	$(377,187)

Stock appreciation rights	$—	$(25,559)
Total stock-based compensation	$1,726,893	$(402,746)
Total income tax benefit (expense) recognized for stock-based compensation arrangements	$362,647	$(85,577)

Restricted Stock

Under the 2017 Plan, as described above, the Company awarded performance-based shares and service-based restricted stock units to eligible employees and directors. The following table summarizes the activity under the 2017 Plan for the year ended January 31, 2021. This table reflects the amount of awards granted at the number of shares that would be vested if the Company were to achieve the cap performance level under the June 2018 grants and maximum performance level under the December 2019 and April 2020 grants.

	Performance- Based	Service- Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2020	169,293	9,930	179,223	$11.54
Awarded	75,917	21,000	96,917	$16.38
Vested	—	—	—-	—-
Forfeited	—-	—-	—-	—--
Outstanding at January 31, 2021	245,210	30,930	276,140	$13.24

The actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a three year performance measurement period based on measures that include Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) with respect to the June 7, 2018 grant and revenue growth, EBITDA margin, and cash flow for the December 4, 2019 and April 8,2020 grants. The performance targets have been set for each of the Minimum, Target, and Maximum levels. The actual performance amount achieved is determined by the Board and may be adjusted for items determined to be unusual in nature or infrequent in occurrence, at the discretion of the Board.

The compensation cost is based on the fair value at the grant date, is recognized over the requisite performance/service period using the straight-line method, and is periodically adjusted for the probable number of shares to be awarded. As of January 31, 2021, unrecognized stock-based compensation expense totaled $1.3 million pursuant to the 2017 Plan based on outstanding awards under the Plan. This expense is expected to be recognized over approximately two years.

Stock Repurchase Program

On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. During the year ended January 31, 2021, the Company did not repurchase any shares. The Company has repurchased 152,801 shares of stock under this program as of January 31, 2021 for $1,671,188, inclusive, of commissions. On February 17, 2021, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $5,000,000 of its outstanding common stock. This new program replaced the prior program which had approximately $800,000 remaining for repurchases.

Warrant

In October 2014, the Company issued a five-year warrant that is immediately exercisable to purchase up to 55,500 shares of the Company’s common stock at an exercise price of $11.00 per share. During FY20, such warrant expired.

7. INCOME TAXES

The provision for income taxes is based on the following pretax income (loss):

	Years Ended
	January 31,
Domestic and Foreign Pretax Income	2021	2020
Domestic	$8,414	$466
Foreign	35,466	5,287
Total	$43,880	$5,753

	Years Ended
	January 31,
	2021	2020
Income Tax Expense
Current:
Federal	$41	$16
State and other taxes	54	38
Foreign	5,408	1,090
Total Current Tax Expense	$5,503	$1,144
Deferred:
Domestic	$3,271	$1,328
Total Income Taxes	$8,774	$2,472

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

	Years Ended January 31,
	2021	2020
Statutory rate	21.00%	21.00%
State Income Taxes, Net of Federal Tax Benefit	0.90	4.47
Adjustment to Deferred	0.29	0.70
GILTI	4.43	17.96
Permanent Differences	(0.09)	2.47
Valuation Allowance-Deferred Tax Asset	2.20	—
Foreign Tax Credit	(7.61)	—
Foreign Dividend & Subpart F	2.14	—
Foreign Rate Differential	(4.01)	(3.51)
Rate Change	----	0.20
Other	0.74	(0.32)
Effective Rate	19.99%	42.97%

The tax effects of temporary cumulative differences which give rise to deferred tax assets are summarized as follows:

	Years Ended January 31,
	2021	2020
Deferred tax assets:
Inventories	$902	$672
US tax loss carryforwards, including work opportunity credit*	167	3,524
Accounts receivable and accrued rebates	378	247
Accrued compensation and other	302	179
India reserves - US deduction	43	45
Equity based compensation	535	171
Foreign tax credit carry-forward	2,430	1,348
State and local carry-forwards	805	990
Argentina timing difference	(28)	43
Depreciation and other	(52)	55
Amortization	(213)	(206)
Brazil write-down	220	220
Right-of-use asset	(239)	549
Operating lease liability	241	(550)
Deferred tax asset	5,491	7,287
Less valuation allowance	(2,652)	(1,348)
Net deferred tax asset	$2,839	$5,939

Tax Reform

On December 22, 2017, federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law. The 2017 Tax Cuts and Jobs Act (the Tax Act) reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018. The Tax Act requires us to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our US deferred tax assets as well as reassessing the net realizability of our deferred tax assets. The Company completed this re-measurement and reassessment in FY18. While the Tax Act provides for a modified territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Re-measurement and reassessment of the GILTI tax resulted in a charge to tax expense of $1.1 million and $1.0 million in FY21 and FY20, respectively. The Company intends to account for the GILTI tax in the period in which it is incurred. Though this non-cash expense (due to available NOL’s) had a materially negative impact on FY21 earnings, the Tax Act also changes the taxation of foreign earnings, and companies generally will not be subject to United States federal income taxes upon the receipt of dividends from foreign subsidiaries.

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

Chinese tax authorities have performed limited reviews on all Chinese subsidiaries as of tax years 2008 through 2018 with no significant issues noted and we believe our tax positions are reasonably stated as of January 31, 2021. Weifang Meiyang Products Co., Ltd. (“Meiyang”), one of our Chinese operations, was changed to a trading company from a manufacturing company in Q1 FY16 and all direct workers and equipment were transferred from Meiyang to Weifang Lakeland Safety Products Co., Ltd., (“WF”), another entity of our Chinese operation thereby reducing our tax exposure. The 2019 tax review will be performed before May 30, 2020 in China.

As mentioned above, it’s the Company’s intention is to reinvest outside the US those earnings needed for working capital or foreign investment. As a result of the transition tax, $5.0 million of foreign income was repatriated at the end of FY18. However, the Company has no intention to repatriate earnings with regards with GILTI. It is not practicable to determine the amount of unrecognized deferred tax liabilities related to the Company's investments in foreign subsidiaries that are permanent In duration. the fiscal year ended January 31, 2021, no dividends were declared. It is the Company’s practice and intention to reinvest the earnings of our non-US subsidiaries in their operations with the exception of the dividend plan.

Change in Valuation Allowance

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. The valuation allowance for the year ended January 31, 2021 and January 31, 2020 was $2.7 million and $1.3 million respectively.

8. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share as follows:

	Years Ended January 31, (000’s except share information)
	2021	2020
Numerator – Net Income	$35,106	$3,281

Denominator for basic net income per share (weighted-average shares which reflect 509,242 shares in the treasury at January 31, 2021 and 2020)	7,977,683	8,005,927

Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	163,506	31,092
Denominator for diluted net income per share (adjusted weighted average shares)	8,141,189	8,037,019

Basic net income per share	$4.40	$0.41
Diluted net income per share	$4.31	$0.41

9. Derivative Instruments and Foreign Currency Exposure

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

We entered into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contract derivatives, not designated as hedging instruments, were generally settled quarterly. Gain and loss on those forward contracts are included in current earnings. There were no outstanding forward contracts at January 31, 2021 or 2020.

10. COMMITMENTS AND CONTINGENCIES

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

Although the Company formally completed the terms of the “Shares Transfer Agreement”, pursuant to which our entire equity interest in our former Brazilian subsidiary (“Lakeland Brazil”) was transferred, during the fiscal year ended January 31, 2016, we may continue to be exposed to certain liabilities arising in connection with the operations of Lakeland Brazil, which was shut down in late March 2019. The Company understands that under the laws of Brazil, a parent company may be held liable for the liabilities of a former Brazilian subsidiary in the event of fraud, misconduct, or under various theories. In this respect, as regards labor claims, a parent company could conceivably be held liable for the liabilities of a former Brazilian subsidiary. Although the Company would have the right of adversary system, full defense and due process, in case of a potential litigation, there can be no assurance as to the findings of the courts in Brazil.

VAT Tax Issues in Brazil

Value Added Tax (“VAT”) in Brazil is charged at the state level. We commenced operations in Brazil in May 2008 through the acquisition of Lakeland Brazil. Having successfully settled that largest of the VAT claims against Lakeland Brazil, three claims remain open. Our attorney informs us the three claims totaling R$1.3 million (USD $0.5 million) excluding interest, penalties and fees of R$2.7 million (USD $0.9 million) were likely to be successfully defended based on state auditor misunderstanding. Furthermore, with regards to foreign tax claims, our US attorney informs us that the US courts will not hear foreign tax claims and therefore will not enforce them.

Labor Claims in Brazil

As disclosed in our periodic filings with the SEC, we agreed to make certain payments in connection with ongoing labor litigation involving our former Brazilian subsidiary. While the vast majority of these labor suits have been resolved, two significant claims remain; one labor claim and one civil claim filed by separate former officers of our former Brazilian subsidiary. While Lakeland was initially named as a co-defendant in the labor suit, Lakeland was dismissed from the case by the labor judge. Lakeland is a named co-defendant in the civil matter.

In the labor case filed in 2014, the former Brazilian manager was initially awarded USD $100,000 and appealed the award amount. Having recently completed that appeals process, the case has been returned to the initial hearing phase for witness testimony and collection of evidence before the same judge that previously dismissed Lakeland. Currently, Lakeland is not a co-defendant in this case, but that could change should the judge change his prior ruling.

In the civil matter, a former Lakeland Brazil manager is seeking approximately USD $700,000 he alleges is due to him against an unpaid promissory note. Lakeland has not been served with process and no decision on the merits has been issued in this case yet.

These two cases are the only two cases filed within he the last 5 years and represent the majority of the remaining exposure for Lakeland.

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

In FY19, the Company recorded an additional accrual of $1.2 million for professional fees and litigation reserves associated with labor claims in Brazil. In FY20 the Company recorded an additional expense of $0.4 million and paid $1.4 million in professional fees and labor claims. The accrual on the balance sheet at January 31, 2021 and 2020 is $0.03 million and $0.2 million, respectively.

General litigation contingencies

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of January 31, 2021, to the best of the Company’s knowledge, there were no outstanding claims or litigation, except for the labor contingencies in Brazil described above.

Leases

We lease real property, equipment and automobiles. The Company made the accounting policy election to account for short-term leases as described herein. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

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

Lease cost

The components of lease expense are included on the consolidated statement of operations as follows (in 000’s):

	Classification	Year Ended January 31, 2021
Operating lease cost	Cost of goods sold	$727
	Operating expenses	$625
Short-term lease cost		$176

Maturity of Lease Liabilities

Maturity of lease liabilities as of January 31, 2021 was as follows (in $000’s):

Year ending January 31,	Operating Leases (a)

2022	$1,019
2023	784
2024	141
2025	94
2026	94
Thereafter	377
Total lease payments	2,509
Less: Interest	128
Present value of lease liability	$2,381

Weighted-average lease terms and discount rates are as follows:

January 31, 2021
Weighted-average remaining lease term (years)
Operating leases	3.96

Weighted-average discount rate
Operating leases	7.15%

Supplemental cash flow information related to leases were as follows (in 000’s):

Cash paid for amounts included in the measurement of lease liabilities;	Year Ended January 31, 2021
Operating cash flows from operating leases	$1,154
Leased assets obtained in exchange for new operating lease liabilities	$981

11. SEGMENT REPORTING

Domestic and international sales from continuing operations are as follows in millions of dollars:

	Year Ended January 31,
	2021	2020
Domestic	$70.59	$55.89
International	88.41	51.92
Total	$159.00	$107.81

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

	Year Ended January 31,
	2021	2020
	(in millions of dollars)
Net Sales
USA Operations (including Corporate)	$73.91	$61.15
Other foreign	11.89	6.59
Europe (UK)	16.80	9.35
Mexico	6.80	4.03
Asia	90.95	58.12
Canada	13.61	9.68
Latin America	12.40	8.58
Less intersegment sales	(67.37)	(49.69)
Consolidated sales	$159.00	$107.81
External Sales
USA Operations (including Corporate)	$70.59	$55.89
Other foreign	9.03	3.66
Europe (UK)	16.80	9.35
Mexico	5.70	2.82
Asia	31.22	18.15
Canada	13.61	9.64
Latin America	12.05	8.30
Consolidated external sales	$159.00	$107.81
Intersegment Sales
USA Operations (including Corporate)	$3.32	$5.25
Other foreign	2.87	2.95
Mexico	1.10	1.21
Asia	59.73	39.96
Canada	—	0.03
Latin America	0.35	0.29
Consolidated intersegment sales	$67.37	$49.69

	Year Ended January 31,
	2021	2020
	(in millions of dollars)
Operating Profit (Loss):
USA Operations (including Corporate)	$8.38	$0.44
Other foreign	4.67	0.46
Europe (UK)	4.83	—
Mexico	—	(0.84)
Asia	21.65	4.35
Canada	2.28	0.98
Latin America	3.59	0.36
Less intersegment (profit) loss	(1.55)	0.13
Consolidated operating profit	$43.85	$5.88
Depreciation and Amortization Expense:
USA Operations (including Corporate)	$0.87	$0.87
Other foreign	0.05	0.03
Europe (UK)	0.01	—
Mexico	0.18	0.15
Asia	0.73	0.55
Canada	0.09	0.10
Latin America	0.04	0.04
Less intersegment	(0.01)	(0.09)
Consolidated depreciation and amortization expense	$1.96	$1.65
Interest Expense:
USA Operations (including Corporate)	$0.01	$0.06
Europe (UK)	—	0.01
Latin America	0.01	0.05
Consolidated interest expense	$0.02	$0.12
Income Tax Expense (Benefit):
USA Operations (including Corporate)	$3.37	$1.38
Other foreign	0.74	—
Europe (UK)	0.88	—
Mexico	—	(0.12)
Asia	2.68	0.94
Canada	0.64	0.35
Latin America	0.69	(0.08)
Less intersegment	(0.22)	0.01
Consolidated income tax expense	$8.77	$2.48

	Year Ended January 31,
	2021	2020
	(in millions of dollars)
Total Assets:
USA Operations (including Corporate)	$76.53	$88.08
Other foreign	8.74	1.69
Europe (UK)	11.33	4.52
Mexico	5.68	5.00
Asia	64.20	44.22
Canada	8.03	6.09
Latin America	7.07	5.77
Less intersegment	(41.66)	(55.96)
Consolidated assets	$139.92	$99.41
Total Assets Less Intersegment:
USA Operations (including Corporate)	$52.31	$49.94
Other foreign	8.37	3.41
Europe (UK)	11.33	4.52
Mexico	5.62	5.16
Asia	47.29	24.65
Canada	8.03	6.07
Latin America	6.97	5.66
Consolidated assets	$139.92	$99.41
Property and Equipment:
USA Operations (including Corporate)	$3.05	$3.32
Other foreign	0.25	0.15
Europe (UK)	—	0.01
Mexico	2.34	2.17
Asia	2.94	3.19
Canada	1.06	1.15
Latin America	0.08	0.04
Less intersegment	0.09	0.08
Consolidated long-lived assets	$9.81	$10.11
Capital Expenditures:
USA Operations (including Corporate)	$0.59	$0.25
Other foreign	0.16	0.01
Europe (UK)	0.01	0.01
Mexico	0.35	0.17
Asia	0.49	0.58
Canada	—	—
Latin America	0.08	0.01
Consolidated capital expenditure	$1.68	$1.03
Goodwill:
USA Operations (including Corporate)	$0.87	$0.87
Consolidated goodwill	$0.87	$0.87

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principle financial officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Material Weakness

In connection with our audit of the fiscal year 2020 consolidated financial statements, we and our independent registered public accounting firm determined that we had material weaknesses in our internal control over financial reporting. These material weaknesses primarily pertained to process-level controls over product costing and valuation process to ensure the appropriate valuation of the inventory on hand at year-end.

During the year ended January 31, 2021, we implemented enhanced procedures to remediate the deficiencies in our internal control over financial reporting that resulted in the material weakness. Specific remedial actions undertaken by management included, without limitation:

•	evaluating and remediating the design of controls related to bill of material changes;
•	evaluating and implementing consistent inventory valuation policies across all subsidiaries;
•	establishing standard costs within the enterprise resource planning system; and,
•	educating control owners concerning the principles and requirements of each control.

We have completed the process of implementing the aforementioned enhancements, and believe that we have remediated the material weaknesses in our internal control over financial reporting with respect to the valuation of the inventory on hand at year end.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of January 31, 2021.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, which were ongoing during the last fiscal quarter ended January 31, 2021, there were no other changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended January 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2021, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2021. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2021.

Equity Compensation Plans

The following sets forth information relating to Lakeland’s equity compensation plans as of January 31, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1) (c)
Equity Compensation plans approved by security holders	312,829	$12.94	47,171
Equity compensation plans not approved by security holders	—	—	—
Total	312,829	$12.94	47,171

____________

(1)	The total reflected in column (c) includes shares available for grant as any type of equity award under our 2017 Equity Incentive Plan.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

a.	(1)	Financial Statements - Covered by Report of Independent Registered Public Accounting Firm

(A)	Consolidated Statements of Income for the years ended January 31, 2021 and 2020

(B)	Consolidated Statements of Comprehensive Income for the years ended January 31, 2021 and 2020

(C)	Consolidated Balance Sheets at January 31, 2021 and 2020

(D)	Consolidated Statements of Stockholders’ Equity for the years ended January 31, 2021 and 2020

(E)	Consolidated Statements of Cash Flows for the years ended January 31, 2021 and 2020

(F)	Notes to Consolidated Financial Statements

(4)	Exhibits – See (b) below

b. Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended (incorporated by reference to Exhibit 3.2 of Lakeland Industries, Inc.’s Form 10-Q filed December 7, 2011).
3.2	Amended and Restated Bylaws of Lakeland Industries Inc., (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 8-K filed April 28, 2017).
4.2	Lakeland Industries, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc.’s Form 8-K filed June 22, 2017).
10.1	Employment Agreement dated February 11, 2021, between Allen E. Dillard and the Company (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed January 16, 2021).
10.2	Employment Agreement dated January 27, 2020, between Charles D. Roberson and the Company (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed January 29, 2020).
10.3	Form of Stock Option Certificate and Agreement (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 10-Q filed September 9, 2019).
10.4	Lakeland Industries, Inc. Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed June 29, 2012).
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

10.14	Lease Agreement dated December 1, 2018, between Tamash S.A., as lessor and Lakeland Argentina S.R.L, as lessee (incorporated by reference to Exhibit 10.20 of Lakeland Industries, Inc.’s Form 10-K filed April 10, 2019)
10.15

Loan Agreement, dated as of June 25, 2020, by and between Lakeland Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed June 30, 2020).

10.16

Security Agreement, dated as of June 25, 2020, by and between Lakeland Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed June 30, 2020).

10.17

Pledge Agreement, dated as of June 25, 2020, by and between Lakeland Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 of Lakeland Industries, Inc.’s Form 8-K filed June 30, 2020).

10.18

Non-encumbrance Agreement, dated as of June 25, 2020, by Lakeland Industries, Inc. for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of Lakeland Industries, Inc.’s Form 8-K filed June 30, 2020).

14.1	Lakeland Industries, Inc. Code of Ethics, as amended on September 29, 2017 (incorporated by reference to Exhibit 14.1 of Lakeland Industries, Inc.’s Form 10-K filed April 10, 2019)
16.1	Letter of Friedman LLP to the Securities and Exchange Commission, dated July 13, 2020. (incorporated by reference to Exhibit 14.1 of Lakeland Industries, Inc.’s Form 8-K filed July 14, 2020)
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

Lakeland Argentina, SRL (Buenos Aires, Argentina)

Lakeland Glove and Safety Apparel Private, Ltd. (Noida, India)

Lakeland India Private Limited, New Delhi, India)

RussIndProtection, Ltd. (Moscow, Russia)

Art Prom, LLC (Kazakhstan, Russia)

SpecProtect LLC (St. Petersburg, Russia)

Lakeland (Vietnam) Industries Co., Ltd. (Nam Dinh, Vietnam)

Lakeland Industries Australia Pty Ltd. (Mornington, Australia)

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm (filed herewith)
23.2	Consent of Friedman LLP, independent registered public accounting firm (filed herewith)
31.1

Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2

Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.

Dated: April 16, 2021	By:	/s/ Charles D. Roberson
Charles D. Roberson,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher J. Ryan	Executive Chairman of the Board	April 16, 2021
Christopher J. Ryan

/s/ Charles D. Roberson	Chief Executive Officer, President,	April 16, 2021
Charles D. Roberson	Secretary and Director
(Principal Executive Officer)

/s/ Allen E. Dillard	Chief Financial Officer	April 16, 2021
Allen E. Dillard	(Principal Financial and Accounting Officer)

/s/ A. John Kreft	Director	April 16, 2021
A. John Kreft

/s/ Jeffrey Schlarbaum	Director	April 16, 2021
Jeffrey Schlarbaum

/s/ Thomas McAteer	Director	April 16, 2021
Thomas McAteer

/s/ James Jenkins	Director	April 16, 2021
James Jenkins

/s/ Nikki Hamblin	Director	April 16, 2021
Nikki Hamblin

