Form 10-Q
period 2021-04-30
LAKELAND INDUSTRIES INC
filed 2021-06-09
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 3, 2021
Common Stock, $0.01 par value per share	8,032,993 Shares

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

($000’s except for share and per share information)

	Three Months Ended April 30,
	2021	2020
Net sales	$34,092	$45,582
Cost of goods sold	19,706	23,438
Gross profit	14,386	22,144
Operating expenses	8,148	9,774
Operating profit	6,238	12,370
Other income (expense), net	(12)	6
Interest expense	(1)	(17)
Income before taxes	6,225	12,359
Income tax expense	1,584	3,725
Net income	$4,641	$8,634
Net income per common share:
Basic	$0.58	$1.08
Diluted	$0.57	$1.07
Weighted average common shares outstanding:
Basic	7,989,215	7,972,423
Diluted	8,143,805	8,044,849

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

3

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

($000’s)

	Three Months Ended April 30,
	2021	2020

Net income	$4,641	$8,634
Other comprehensive income (loss):
Foreign currency translation adjustments	(55)	(289)
Comprehensive income	$4,586	$8,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(000’s except for share information)

	April 30,	January 31,
	2021	2021
ASSETS
Current assets
Cash and cash equivalents	$60,322	$52,596
Accounts receivable, net of allowance for doubtful accounts of $873 and $700 at April 30, 2021 and January 31, 2021, respectively	19,184	21,702
Inventories	43,881	43,833
Prepaid VAT and other taxes	2,302	1,343
Other current assets	3,462	4,134
Total current assets	129,151	123,609
Property and equipment, net	9,437	9,819
Operating leases right-of-use assets	2,230	2,347
Deferred tax assets	2,913	2,839
Prepaid VAT and other taxes	329	329
Other assets	118	112
Goodwill	871	871
Total assets	$145,049	$139,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,267	$7,397
Accrued compensation and benefits	3,259	3,902
Other accrued expenses	2,660	1,793
Income tax payable	2,315	1,534
Current portion of operating lease liabilities	956	768
Total current liabilities	16,457	15,394
Long-term portion of operating lease liabilities	1,212	1,613
Total liabilities	17,669	17,007
Commitments and contingencies	-	-
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	-	-
Common stock, $0.01 par; authorized 20,000,000 shares Issued 8,542,235 and 8,498,457; outstanding 8,032,993 and 7,984,518 at April 30, 2021 and January 31, 2021, respectively	86	85
Treasury stock, at cost; 509,242 shares	(5,023)	(5,023)
Additional paid-in capital	76,656	76,781
Retained earnings	57,328	52,687
Accumulated other comprehensive loss	(1,667)	(1,612)
Total stockholders' equity	127,380	122,918
Total liabilities and stockholders' equity	$145,049	$139,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(000’s except for share information)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
		($000’s)		($000’s)	($000’s)	($000’s)	($000’s)	($000’s)

Balance, January 31, 2020	8,481,665	$85	(509,242)	$(5,023)	$75,171	$17,581	$(2,762)	$85,052

Net income	-	-	-	-	-	8,634	-	8,634
Other comprehensive loss	-	-	-	-	-	-	(289)	(289)
Stock-based compensation:
Restricted Stock Plan	3,852	-	-	-	143	-	-	143

Balance, April 30, 2020	8,485,517	$85	(509,242)	$(5,023)	$75,314	$26,215	$(3,051)	$93,540

Balance, January 31, 2021	8,498,457	$85	(509,242)	$(5,023)	$76,781	$52,687	$(1,612)	$122,918
Net Income	-	-	-	-	-	4,641	-	4,641
Other comprehensive income	-	-	-	-	-	-	(55)	(55)
Stock-based compensation:
Restricted stock issued	43,778	1	-	-	-	-	-	1
Restricted stock plan	-	-	-	-	336	-	-	336
Return of shares in lieu of payroll withholding	-	-	-	-	(461)	-	-	(461)
Balance, April 30, 2021	8,542,235	$86	(509,242)	$(5,023)	$76,656	$57,328	$(1,667)	$127,380

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($000)’s

	Three Months Ended April 30,
	2021	2020
Cash flows from operating activities:
Net income	$4,641	$8,634
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	173	150
Deferred income taxes	(75)	2,314
Depreciation and amortization	499	453
Stock based and restricted stock compensation	336	163
Gain on disposal of property and equipment	17	7
Non-cash operating lease expense	117	214
(Increase) decrease in operating assets
Accounts receivable	2,328	(7,589)
Inventories	(57)	6,656
Prepaid VAT and other taxes	(959)	(288)
Other current assets	634	(1,199)
Increase (decrease) in operating liabilities
Accounts payable	(128)	(1,008)
Accrued expenses and other liabilities	1,007	2,017
Operating lease liabilities	(214)	(271)
Net cash provided by operating activities	8,318	10,253
Cash flows from investing activities:
Purchases of property and equipment	(135)	(194)
Cash flows from financing activities:
Loan repayments, short-term	-	(1,181)
Loan borrowings, short-term	-	158
Shares returned to pay employee taxes under restricted stock program	(461)	(20)
Net cash (used in) financing activities	(461)	(1,043)
Effect of exchange rate changes on cash and cash equivalents	3	(149)
Net increase in cash and cash equivalents	7,726	8,867
Cash and cash equivalents at beginning of period	52,596	14,606
Cash and cash equivalents at end of period	$60,322	$23,473

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$17
Cash paid for taxes	$1,152	$861

Noncash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$268	$215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

The condensed consolidated financial statements of the Company are unaudited. These condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company's results. Intercompany accounts and transactions have been eliminated. The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 31, 2022, or for any future period. The January 31, 2021, Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Balance Sheet, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP).The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of January 31, 2021 and 2020, and for each of the two years in the period ended January 31, 2021, included in our most recent annual report on Form 10-K filed on April 16, 2021.

In this Form 10-Q, (a) “FY” means fiscal year; thus for example, FY22 refers to the fiscal year ending January 31, 2022, (b) “Q” refers to quarter; thus, for example, Q1 FY22 refers to the first quarter of the fiscal year ending January 31, 2022, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet and (d) “Statement of Income” refers to the unaudited condensed consolidated statement of income.

3.	Inventories

Inventories consist of the following (in $000s):

	April 30, 2021	January 31, 2021

Raw materials	$18,624	$18,941
Work-in-process	794	409
Finished goods	27,145	27,047
Excess and obsolete adjustments	(2,682)	(2,564)
	$43,881	$43,833

4.	Long-Term Debt

Revolving Credit Facility

On June 25, 2020, the Company entered into a Loan Agreement (the “Loan Agreement”) with Bank of America (“Lender”). The Loan Agreement provides the Company with a secured (i) $12.5 million revolving credit facility, which includes a $5.0 million letter of credit sub-facility. The Company may request from time to time an increase in the revolving credit loan commitment of up to $5.0million (for a total commitment of up to $17.5 million). Borrowing pursuant to the revolving credit facility is subject to a borrowing base amount calculated as (a) 80% of eligible accounts receivable, as defined, plus (b) 50% of the value of acceptable inventory, as defined, minus (c) certain reserves as the Lender may establish for the amount of estimated exposure, as reasonably determined by the Lender from time to time, under certain interest rate swap contracts. The borrowing base limitation only applies during periods when the Company’s quarterly funded debt to EBITDA ratio, as defined, exceeds 2.00 to 1.00. The credit facility will mature on June 25, 2025.

As of April 30, 2021, the Company had no borrowings outstanding on the letter of credit sub-facility and no borrowings outstanding under the revolving credit facility.

Prior to the execution of the Loan Agreement with Bank of America, the Company repaid a $1.2 million term loan that was outstanding under a similar agreement with SunTrust Bank. The Company has terminated the borrowing agreement with SunTrust Bank.

Borrowings in UK

On March XX, 2021, Lakeland UK entered into an extension of the maturity date of its existing facility with HSBC Invoice Finance (UK) Ltd. to March 31, 2022 with no additional changes to the terms. There were no borrowings outstanding under the Company’s existing credit facility with HSBC Bank at April 30, 2021 and January 31, 2021. Amounts due, under the facility with HSBC Invoice Finance (UK) Ltd., of $1.6 million and $2.0 million as of April 30, 2021, and January 31, 2021, respectively, are included in other current assets on the accompanying consolidated balance sheets.

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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC (UK); Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Banco Nacion in Argentina; TD Canada Trust; Banco Itaú S.A., Santander in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, and JSC Bank Centercredit in Kazakhstan. The Company monitors its financial depositories by their credit rating which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There was approximately $19.4 million total included in the U.S. bank accounts and approximately $40.9 million total in foreign bank accounts as of April 30, 2021, of which $59.6 million was uninsured.

Major Customer

No customer accounted for more than 10% of net sales during the three months ended April 30, 2021 and 2020.

Major Supplier

No vendor accounted for more than 10% of purchases during the three months ended April 30, 2021 and 2020.

6.	Stockholders’ Equity

On June 21, 2017, the stockholders of the Company approved the Lakeland Industries, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The executive officers and all other employees and directors of the Company, including its subsidiaries, are eligible to participate in the 2017 Plan. The 2017 Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”), except that with respect to all non-employee directors, the Committee shall be deemed to include the full Board. The 2017 Plan provides for the grant of equity-based compensation in the form of stock options, restricted stock, restricted stock units, performance shares, performance units, or stock appreciation rights (“SARS”).

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

The Company recognized total stock-based compensation costs, which are reflected in operating expenses (in 000’s):

	Three Months Ended April 30,
	2021	2020
2017 Plan:
Restricted Stock Program	$306	$149
Stock Options	30	14
Total stock based compensation	$336	$164
Total income tax expense recognized for stock-based compensation arrangements	$71	$34

Restricted Stock

Under the 2017 Plan, as described above, the Company awarded performance-based shares and service-based shares of restricted stock to eligible employees and directors. The following table summarizes the activity under the 2017 Plan for the three months ended April 30, 2021. This table reflects the amount of awards granted at the number of shares that would be vested if the Company were to achieve the maximum performance level under the December 2019 and April 2020 grants.

	Performance-Based	Service-Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2021	245,210	30,930	276,140	$13.24
Awarded	----	----	----
Vested	(58,574)	----	(58,574)
Forfeited	----	----	----
Outstanding at April 30, 2021	186,636	30,930	217,566	$12.13

The actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a three year performance measurement period based on measures that include Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) margin, revenue growth, and free cash flow for the December 2019 and April 2020 grants. The performance targets have been set for each of the Minimum, Target, and Maximum levels. The actual performance amount achieved is determined by the Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence, at the discretion of the Committee.

The compensation cost is based on the fair value at the grant date, is recognized over the requisite performance/service period using the straight-line method, and is periodically adjusted for the probable number of shares to be awarded. As of April 30, 2021, unrecognized stock-based compensation expense totaled $1.1 million pursuant to the 2017 Plan based on outstanding awards under the Plan. This expense is expected to be recognized over approximately two years.

Stock Repurchase Program

On July 19, 2016, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2,500,000 of its outstanding common stock. During the three months ended April 30, 2021, the Company did not repurchase any shares. The Company has repurchased 152,801 shares of stock under this program as of April 30, 2021 for $1,671,188, inclusive, of commissions. On February 17, 2021, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $5,000,000of its outstanding common stock. This new program replaced the prior program which had approximately $800,000 remaining for repurchases.

7.	Income Taxes

Deferred Taxes and Valuation Allowance

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. The valuation allowance was $2.5 million and $2.7 million at April 30, 2021 and January 31, 2021, respectively.

The state net operating loss (“NOL”) carryforwards as of April 30, 2021 were approximately $0.8 million after tax effects. The state NOLs with carry forward limitations will begin to expire after January 31, 2025 and will continue to expire at various periods up until January 31, 2039 when they will be fully expired. The states have a larger spread because some only carryforward for 10 years and some allow 20 years. The Georgia NOLs generated after January 31, 2018 can be carried forward indefinitely.

Income Tax Expense

Income tax expenses consists of federal, state and foreign income taxes. Items impacting the effective rate are state taxes, an adjustment for foreign tax rates lower than the US statutory tax rate, Global Intangible Low-taxed Income (“GILTI”), and an adjustment to reflect the recapture of U.S. NOLs as a result of applying the GILTI high tax exclusion in tax years FY19 and FY20.

8.	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share at April 30, 2021 and 2020 as follows (in $000s except per share amounts):

	Three Months Ended April 30,
	2021	2020
Numerator:
Net income	$4,641	$8,634
Denominator:
Denominator for basic net income per share (weighted-average shares which exclude shares in the treasury, 509,242 at April 30, 2021 and 2020	7,989,215	7,972,423
Effect of dilutive securities from restricted stock plan	154,590	72,426
Denominator for diluted net income per share (adjusted weighted average shares)	8,143,805	8,044,849
Basic net income per share	$0.58	$1.08
Diluted net income per share	$0.57	$1.07

9.	Contingencies

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

Transfer of Shares Agreement

On July 31, 2015 (the “Closing Date”), Lakeland and Lakeland Brazil, completed a conditional closing of a Shares Transfer Agreement (the “Shares Transfer Agreement”) with Zap Comércio de Brindes Corporativos Ltda (“Transferee”), a company owned by an existing Lakeland Brazil manager, entered into on June 19, 2015. Pursuant to the Shares Transfer Agreement, the Transferee has acquired all of the shares of Lakeland Brazil owned by the Company. Pursuant to the Shares Transfer Agreement, Transferee paid R$1.00 to the Company and assumed all liabilities and obligations of Lakeland Brazil, whether arising prior to, on or after the Closing Date. In order to help enable Lakeland Brazil to have sufficient funds to continue to operate for a period of at least two years following the Closing Date, the Company provided funding to Lakeland Brazil in the aggregate amount of USD $1,130,000in cash, in the form of a capital raise, on or prior to the Closing Date, and agreed to provide an additional R$582,000 (approximately USD $188,000) (the “Additional Amount”), in the form of a capital raise, to be utilized by Lakeland Brazil to pay off certain specified liabilities and other potential contingent liabilities. Pursuant to the Shares Transfer Agreement, the Company paid R$992,000 (approximately USD $320,000) in cash, on July 1, 2015 and issued a non-interest bearing promissory note for the payment to be due for the Additional Amount (R$582,000) (approximately USD $188,000) on the Closing Date which was paid to Lakeland Brazil in two (2) installments of (i) R$288,300 (approximately USD $82,000) which was paid on August 1, 2015, and (ii) R$294,500 (approximately USD $84,000) on September 1, 2015. The closing of this agreement was subject to Brazilian government approval of the shares transfer, which was received in October 2015 (The “Final Closing Date”).

Although the Company formally completed the terms of the “Shares Transfer Agreement”, pursuant to which our entire equity interest in Lakeland Brazil was transferred, during the fiscal year ended January 31, 2016, we may continue to be exposed to certain liabilities arising in connection with the operations of Lakeland Brazil, which was shut down in late March 2019. The Company understands that under the laws of Brazil, a parent company may be held liable for the liabilities of a former Brazilian subsidiary in the event of fraud, misconduct, or under various theories. In this respect, as regards labor claims, a parent company could conceivably be held liable for the liabilities of a former Brazilian subsidiary. Although the Company would have the right of adversary system, full defense and due process, in case of a potential litigation, there can be no assurance as to the findings of the courts in Brazil.

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

In the civil matter filed five years ago in 2016, a former Lakeland Brazil manager is seeking approximately USD $700,000 he alleges is due to him against an unpaid promissory note. Lakeland has not been served with process and no decision on the merits has been issued in this case yet.

These two cases are the only two cases filed within the last 5 years against the parent company Lakeland Industries, Inc. and represent the majority of the remaining exposure for Lakeland.

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

General litigation contingencies

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of April 30, 2021, to the best of the Company’s knowledge, there were no outstanding claims or litigation, except for the labor contingencies in Brazil described above.

10.	Segment Reporting

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

The table below represents information about reported segments for the three month periods noted therein:

	Three Months Ended April 30,
	(in millions of dollars)
	2021	2020
Net Sales:
USA Operations (including Corporate)	$16.41	$24.13
Other foreign	2.46	3.04
Europe (UK)	4.40	3.01
Mexico	1.81	1.82
Asia	18.19	20.02
Canada	1.78	4.31
Latin America	3.56	2.54
Less intersegment sales	(14.51)	(13.29)
Consolidated sales	$34.10	$45.58
External Sales:
USA Operations (including Corporate)	$15.70	$23.11
Other foreign	1.58	2.30
Europe (UK)	4.40	3.01
Mexico	1.55	1.37
Asia	5.64	9.05
Canada	1.78	4.31
Latin America	3.45	2.43
Consolidated external sales	$34.10	$45.58
Intersegment Sales:
USA Operations (including Corporate)	$0.71	$1.02
Other foreign	0.88	0.74
Mexico	0.26	0.45
Asia	12.55	10.97
Latin America	0.11	0.11
Consolidated intersegment sales	$14.51	$13.29
Operating Profit (Loss):
USA Operations (including Corporate)	$0.27	$4.33
Other foreign	0.57	1.23
Europe (UK)	1.60	0.46
Mexico	0.05	0.22
Asia	3.35	4.51
Canada	0.47	1.13
Latin America	0.90	0.57
Less intersegment profit	(0.97)	(0.08)
Consolidated operating profit	$6.24	$12.37

	April 30, 2021	January 31, 2021
	(in millions of dollars)

Total Assets:
USA Operations (including Corporate)	$52.81	$52.31
Other foreign	8.65	8.37
Europe (UK)	11.88	11.33
Mexico	5.66	5.62
Asia	49.93	47.29
Canada	7.82	8.03
Latin America	8.30	6.97
Consolidated assets	$145.05	$139.92

The table below presents external sales by product line:

	Three Months Ended April 30, (in millions of dollars)
	2022	2021
External Sales by product lines:
Disposables	$19.70	$31.21
Chemical	8.26	8.88
Fire	1.90	1.45
Gloves	0.45	0.78
High Visibility	1.30	1.35
High Performance Wear	0.86	0.29
Wovens	1.63	1.62
Consolidated external sales	$34.10	$45.58

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this quarterly report on Form 10-Q. This Form 10-Q may contain certain forward-looking statements. When used in this Form 10-Q or in any other presentation, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “project” and similar expressions, are intended to identify forward-looking statements. They also include statements containing a projection of sales, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

The forward-looking statements in this Form 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	we are subject to risk as a result of our international manufacturing operations and are subject to the risk of doing business in foreign countries;
•	a terrorism attack, other geopolitical crisis, or widespread outbreak of an illness or other health issue, such as the COVID-19 pandemic, could negatively impact our domestic and/or international operations;
•	as a result of the COVID-19 pandemic, a recession may result which would negatively affect our results of operations;
•	sales and operating profits for the three month period ended April 30, 2021, and for the fiscal year ended January 31, 2021, were positively affected by COVID 19 related demand; upon diminishment of this pandemic, we will no longer experience this effect;
•	our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates;
•	the implementation of our "Enterprise Resource Planning ("ERP") system had, and may in the future as we implement ERP into foreign operations have, an adverse effect on operating results;
•	we have manufacturing and other operations in China which may be adversely affected by tariff wars and other trade maneuvers;
•	our results of operations may vary widely from quarter to quarter;
•	some of our sales are to foreign buyers, which exposes us to additional risks;
•	we deal in countries where corruption is an obstacle;
•	we are exposed to tax expense risks;
•	because we do not have long-term commitments from many of our customers, we must estimate customer demand, and errors in our estimates could negatively impact our inventory levels and net sales;
•	we face competition from other companies, a number of which have substantially greater resources than we do;
•	our operations are substantially dependent upon key personnel;
•	technological change could negatively affect sales of our products and our performance;
•	cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and result of operations;
•	we may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims;
•	environmental laws and regulations may subject us to significant liabilities;
•	our directors and executive officers have the ability to exert significant influence on us and on matters subject to a vote of our stockholders;
•	provisions in our restated certificate of incorporation and by-laws and Delaware law could make a merger, tender offer or proxy contest difficult;
•	acquisitions could be unsuccessful;
•	we may need additional funds, and if we are unable to obtain these funds, we may not be able to expand or operate our business as planned;
•	rapid technological change could negatively affect sales of our products, inventory levels and our performance; and;
•	the other factors referenced in this Form 10-Q, including, without limitation, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2021 Form 10-K.

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

Our net sales attributable to customers outside the United States were $18.4 million and $22.5 million for the three months ended April 30, 2021 and 2020, respectively.

Response to COVID-19 Outbreak

Our strategy for responding to the COVID-19 outbreak evolved from prior “black swan” events. These events have been very disruptive for the users of our products and contributed little in terms of sustainable business improvement or growth for the suppliers. Any gains attributable to these events were limited to short-term increases in sales volume and price increases associated with capacity expansion and expedited deliveries. In responding to COVID-19 Lakeland sought a new approach. We decided to focus on our existing business, adding new customers, and increasing market penetration by prioritizing service to our existing industrial end users and seeking new customers who were experiencing supply shortages. We decided to service the COVID-19 market to the extent that Lakeland had excess capacity after servicing existing and new industrial customers. We believe that focusing on the industrial market first and the pandemic market second, is a sound strategy for diminishing the impact of any post-event recession and loss of COVID-19 related sales while accelerating our growth by developing new, permanent business that will remain after the “black swan” event passes.

Our manufacturing flexibility allows us to rapidly shift capacity between product lines and alter our product offering so that we can maximize throughput of critical products.  In the case of COVID-19 we shifted our sewing capacity heavily to disposable and chemical garments; increased daily working hours; and ran a 7-day work week until market supply caught up with demand.  We rationalized our product offerings and eliminated SKUs that did not meet our profitability goals, did not create a competitive advantage or were detrimental to manufacturing efficiencies due to change over times.  Because we own our manufacturing facilities, Lakeland was able to make these changes within the first couple of months of the pandemic.

The last two weeks of FY20, all of FY21, and Q1 FY22 were impacted by our COVID-19 response strategy.  As the pandemic progressed in FY21, we saw reductions in industrial activity due to lockdowns and work restrictions that resulted in diminished sales into petrochemicals, the utility sector, and industrial segments like automotive and airlines.  Our second and third quarters of FY21 were the peak quarters for Personal Protective Equipment (PPE) pandemic sales.  In Q4FY21 we began to see a softening in demand for COVID-19 related sales, and a return of general industrial demand that continued into Q1 FY22.  As the COVID-19 pandemic wanes, demand for associated PPE is falling, but the decline is being offset in part by an increase in industrial activity and associated industrial demand for PPE.  COVID-19 related demand was estimated to be approximately 30% to 35% of FY21 revenue and accounted for an estimated 13% of Q1 FY22 sales.  As this demand continues to decrease, we anticipate a continuation of an increase in our industrial core businesses that began in Q2 FY21 and continued through Q1 FY22 with our sales also benefitting from repeat orders by new industrial customers that began using Lakeland during the pandemic. The negative impact of lock downs and stay at home orders peaked in Q2 FY21 with industrial business sales down by approximately 25%. Through the second half of Q2 FY21 and through Q1 FY22 our core business sales have been recovering steadily. At present, we anticipate our core industrial sales will not only return, but as a result of our focus on increased market penetration and new product offerings we believe revenues will attain levels higher than pre-pandemic revenue levels.

We are not deviating from our growth strategy, rather we are looking to utilize the short-term, increased demand as a catalyst to accelerate attainment of growth objectives. The success of this strategy is clearly exemplified by our Q1 FY22 new customer order rate of approximately 68% of the more than 500 new customers we have developed.

Over the course of FY21, raw materials supply appears to have caught up with demand. Prices have declined, but remain above pre-COVID-19 pricing as we anticipated. We believe that raw materials prices will continue at inflated levels through FY22. Our future sales would be affected should there be an industry-wide shortage of necessary raw materials in the event of another rise or surge in COVID-19 cases. As previously noted, we did experience significant price increases for fabric during FY21 and managed our available manufacturing capacity to lower costs, and increased prices, to meet customer demand at these higher prices. With the exception of our India export manufacturing operation, which did not qualify for “essential status” due to its export only restrictions, and where a recent surge has led to government imposed lockdowns, we have not experienced any manufacturing capacity issues due to inability to source raw materials, government quarantine, or shelter-in-place orders, or due to COVID-19 outbreaks in any of our factories, however there can be no assurance that this will continue to be the case. While current economic indicators and industry data indicate a robust industrial market recovery, potential headwinds to revenue as we emerge from pandemic sales include the possibility of a recession and consumer stockpiled inventories that may temper demand within our regular markets in the second half of FY22.

Reference is made to “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 and to “Forward-Looking Statements” above in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”.  Offsetting these risks are changes to our sales environment, as a result of COVID-19, that we believe represent considerable upside to sales. We believe that once the pandemic subsides, there will be continued demand for establishing PPE stockpiles for the long-term.  This stockpiling will be filled in part by inventory that is in the distribution channels as the pandemic ends. When specific governments will issue RFQs for additional product is unknown, but some RFQs are already pending release; others are expected to be released over the next several months. Additionally, we believe the private sector will also engage in stockpiling of PPE as supply channels catch up to demand. And finally, we are seeing the emergence of institutional cleaning as a new market segment as countries and states reopen and seek to prevent further infections.  More recently we are seeing increased demand related to COVID-19 surges in Vietnam and India.  For these reasons we are maximizing our manufacturing capacity in the near-term and evaluating expansion opportunities to allow us to further increase our industrial market penetration as our competitors abandon their industrial customers as they seek to maximize COVID-19 related sales. This strategy combined with new product development, manufacturing expansion, and the addition of key senior personnel also serves to  prepare us  for any economic slowdown that may occur as COVID-19 business ends and our industry transitions to a more traditional product mix.

Having successfully implemented the above strategy, as evidenced by significantly increased market penetration in international markets, the addition of new customers, and realizing efficiency gains that we intend to make permanent, we are now focused on adding human and IT resources required to accelerate our growth rate in a post-COVID-19 environment. We believe that we emerged from FY21 a full year ahead of our pre-COVID-19 growth plan, and we are committed to leveraging our position to accelerate growth in Critical Environment Markets such as pharmaceutical cleanrooms, isolation gowns, and Chemo-gowns; the Electric Utility Market; and to continue improving efficiencies by rationalizing our product offering in non-Covid product lines. To do this we will be acquiring additional senior and middle managers with specific skills in Sales and Marketing, Quality Control, Supply Chain Management, and Industrial Engineering. These personnel will facilitate future manufacturing expansion.by assuring that we have the skill sets necessary to meet our growth targets. In addition, we may pursue growth through acquistions.

Significant Balance Sheet Fluctuation April 30, 2021, Compared to January 31, 2021

Cash increased by $7.7 million, primarily as a result of continued profitability and improved accounts receivable collection efficiency. Accounts receivable decreased due to improved collections and lower sales compared to the previous quarter. Inventory increased less than $0.1 million. Accounts payable, accrued compensation, and other accrued expenses increased $0.1 million. Capital expenditures for the three months ended April 30, 2021 were $0.1 million.

Three Months ended April 30, 2021, Compared to the Three Months Ended April 30, 2020

Reference is made to “Overview; Response to COVID-19 Outbreak” above which should be read in conjunction with this Section.

Net Sales. Net sales were $34.1 million for the three months ended April 30, 2021 a decrease of $11.5 million or 25.2% compared to $45.6 million for the three months ended April 30, 2020, Sales of our disposable and chemical product line were impacted in the first quarter due to reduction in direct container sales that were COVID-19 driven demand. As noted, it is anticipated that COVID-19 demand will continue to diminish. Other product lines such as fire, high performance, and wovens, which are primarily used by industrial customers, increased during the period due to strengthening in those markets.

Gross Profit. Gross profit for the three months ended April 30, 2021 was $14.4 million, a decrease of $7.8 million, or 35.0%, compared to $22.1 million for the three months ended April 30, 2020. Gross profit as a percentage of net sales decreased to 42.2% for the three month period ended April 30, 2021, from 48.6% for the three months ended April 30, 2020. Major factors driving gross margins were:

•	Lower level of direct container sales in the current period.
•	Return to competitive pricing pressures as we shift from COVID-19 driven demand to industrial driven demand.

Operating Expense.  Operating expenses decreased 17.3% from $9.8 million for the three months ended April 30, 2020 to $8.1 million for the three months ended April 30, 2021. Operating expenses as a percentage of net sales was 23.9% for the three months ended April 30, 2021, up from 21.4% for the three months ended April 30, 2020. Selling expenses were decreased, with decreases in sales compensation and commissions and freight out due to the decrease in sales. General and administrative expenses in total were essentially the same for each period which included a gain in currency fluctuations of $0.5 million in Q1 FY22 as compared to currency losses of $0.2 million in Q1 FY21.  This currency gain was offset by compensation costs and licensing and depreciation associated with our ERP investment.

Operating Profit. Operating profit declined to $6.2 million for the three months ended April 30, 2021 from $12.4 million for the three months ended April 30, 2020, due to the impacts detailed above. Operating margins were 18.3% for the three months ended April 30, 2021, as compared to 27.1% for the three months ended April 30, 2020.

Interest Expense. Interest expense decreased slightly to less than $0.01 million for the three months ended April 30, 2021 from $0.02 million for the three months ended April 30, 2020 as a result of reduced borrowings.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $1.6 million for the three months ended April 30, 2021, compared to $3.7 million for the three months ended April 30, 2020, due to the reduction in operating profit.

Net Income. Net income decreased by $4.0 million to $4.6 million for the three months ended April 30, 2021 from income of $8.6 million for the three months ended April 30, 2020.

Liquidity and Capital Resources

At April 30, 2021, cash and cash equivalents were approximately $60.3 million and working capital was approximately $112.7 million. Cash and cash equivalents increased $7.7 million and working capital increased $4.5 million from January 31, 2021, due to continued profitability and a focus on working capital efficiencies.

Of the Company’s total cash and cash equivalents of $60.3 million as of April 30, 2021, cash held in Latin America of $2.7 million, cash held in Russia and Kazakhstan of $0.7 million, cash held in the UK of $1.7 million, cash held in India of $1.2 million and cash held in Canada of $4.7 million would not be subject to additional US tax in the event such cash was repatriated due to the change in the US tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). In the event the Company repatriated cash from China, of the $26.6 million balance at April 30, 2021 there would be an additional 10% withholding tax incurred in that country. The Company has strategically employed a dividend plan subject to declaration and certain approvals in which its Canadian subsidiary sends dividends to the US in the amount of 100% of the previous year’s earnings, the UK subsidiary sends dividends to the US in the amount of 50% of the previous year’s earnings.

Net cash provided by operating activities of $8.3 million for the three months ended April 30, 2021 was primarily due to net income of $4.6 million, non-cash expenses of $1.1 million for deferred taxes, depreciation and amortization and stock compensation, and decrease in accounts receivable of $2.3 million. Net cash used in investing activities of $0.1 million for the quarter ended April 30, 2021 reflects equipment purchases. Net cash used in financing activities was $0.5 million for the quarter ended April 30, 2021, was due to shares returned to pay income taxes on shares vested under our restricted stock program.

We believe our current cash balance and cashflow from operations will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

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

Stock Repurchase Program. On February 17, 2021, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $5,000,000 of its outstanding common stock. The new program replaces the prior program which had approximately $800,000 remaining for repurchases. There were no shares repurchased in Q1 FY22.

Capital Expenditures. Our capital expenditures for first three months of FY22 of $0.1 million principally relate to capital purchases for our manufacturing facilities in Mexico, Vietnam and India, and the enhancement of our global IT infrastructure.  We anticipate FY22 capital expenditures to be approximately $3.0 million as we continue to deploy our ERP solution globally, invest in strategic capacity expansion, and replace existing equipment in the normal course of operations.  The Company may also seek to expend funds in connection with acquisitions.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our fiscal year 2021 Annual Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report. There have been no significant changes in the application of our critical accounting policies during the Q1 FY2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item and therefore, no disclosure is required under Item 3 for the Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LAKELAND INDUSTRIES, INC. (Registrant)

Date: June 9, 2021	/s/ Charles D. Roberson
Charles D. Roberson, Chief Executive Officer, President and Secretary (Principal Executive Officer and Authorized Signatory)

Date: June 9, 2021	/s/ Allen E. Dillard
Allen E. Dillard, (Principal Financial Officer and Authorized Signatory)

