Form 10-Q
period 2021-07-31
LAKELAND INDUSTRIES INC
filed 2021-09-09
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 3, 2021
Common Stock, $0.01 par value per share	7,805,676 Shares

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

($000’s except for share and per share information)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net sales	$27,466	$35,021	$61,558	$80,603
Cost of goods sold	14,748	17,681	34,454	41,119
Gross profit	12,718	17,340	27,104	39,484
Operating expenses	8,791	7,606	16,939	17,380
Operating profit	3,927	9,734	10,165	22,104
Other income (expense), net	(1)	31	(13)	37
Interest expense	(4)	(2)	(5)	(19)
Income before taxes	3,922	9,763	10,147	22,122
Income tax expense	1,364	424	2,948	4,149
Net income	2,558	$9,339	7,199	$17,973
Net income per common share:
Basic	$0.32	$1.17	$0.90	$2.25
Diluted	$0.31	$1.16	$0.89	$2.23
Weighted average common shares outstanding:
Basic	7,982,995	7,976,275	7,964,058	7,974,370
Diluted	8,141,107	8,079,744	8,120,409	8,062,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

3

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

($000’s)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

Net income	$2,558	$9,339	7,199	$17,973
Other comprehensive income (loss):
Foreign currency translation adjustments	(9)	298	(64)	9
Comprehensive income	$2,549	$9,637	$7,135	$17,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(000’s except for share information)

ASSETS	July 31,	January 31,
	2021	2021
Current assets
Cash and cash equivalents	$59,839	$52,596
Accounts receivable, net of allowance for doubtful accounts of $721 and $700 at July 31, 2021 and January 31, 2021, respectively	15,122	21,702
Inventories	46,973	43,833
Prepaid VAT and other taxes	2,579	1,343
Other current assets	3,520	4,134
Total current assets	128,033	123,608
Property and equipment, net	9,201	9,819
Operating leases right-of-use assets	2,394	2,347
Deferred tax assets	2,062	2,839
Other assets	1,303	1,312
Total assets	$142,993	$139,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,048	$7,397
Accrued compensation and benefits	2,601	3,902
Other accrued expenses	1,696	1,793
Income tax payable	1,158	1,534
Current portion of operating lease liabilities	1,069	768
Total current liabilities	16,572	15,394
Long-term portion of operating lease liabilities	1,215	1,613
Total liabilities	17,787	17,007
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	-	-
Common stock, $0.01 par; authorized 20,000,000 shares Issued 8,542,372 and 8,498,457; outstanding 7,805,676 and 7,984,518 at July 31, 2021 and January 31, 2021, respectively	86	85
Treasury stock, at cost; 736,696 and 509,242 shares at July 31, 2021 and January 31, 2021, respectively	(10,017)	(5,023)
Additional paid-in capital	76,927	76,781
Retained earnings	59,886	52,687
Accumulated other comprehensive loss	(1,676)	(1,612)
Total stockholders' equity	125,206	122,918
Total liabilities and stockholders' equity	$142,993	$139,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(000’s except for share information)

							Accummulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
		(000's)		(000's)	(000's)	(000's)	(000's)	(000's)

Balance, January 31, 2020	8,481,665	$85	(509,242)	$(5,023)	$75,171	$17,581	$(2,762)	$85,052
Net income	-	-	-	-	-	17,973	-	17,973
Other comprehensive loss	-	-	-	-	-	-	9	9
Stock-based compensation:	7,479	-	-	-	-	-	-	-
Restricted Stock Plan	-	-	-	-	378	-	-	378
Return of shares in lieu of payroll withholding	-	-	-	-	(55)	-	-	(55)
Balance, July 31, 2020	8,489,144	$85	(509,242)	$(5,023)	$75,494	$35,554	$(2,753)	$103,357

Balance, April 30, 2020	8,485,517	$85	(509,242)	$(5,023)	$75,314	$26,215	$(3,051)	$93,540
Net Income	-	-	-	-	-	9,339	-	9,339
Other comprehensive income	-	-	-	-	-	-	298	298
Stock-based compensation:
Restricted stock issued	3,627	-	-	-	-	-	-	-
Restricted stock plan	-	-	-	-	215	-	-	215
Return of shares in lieu of payroll withholding	-	-	-	-	(35)	-	-	(35)
Balance, July 31, 2020	8,489,144	$85	(509,242)	$(5,023)	$75,494	$35,554	$(2,753)	$103,357

Balance, January 31, 2021	8,498,457	$85	(509,242)	$(5,023)	$76,781	$52,687	$(1,612)	$122,918
Net Income	-	-	-	-	-	7,199	-	7,199
Other comprehensive income	-	-	-	-	-	-	(64)	(64)
Stock-based compensation:
Restricted stock issued	43,915	1	-	-	-	-	-	1
Restricted stock plan	-	-	-	-	608	-	-	608
Return of shares in lieu of payroll withholding	-	-	-	-	(462)	-	-	(462)
Treasury stock purchased	-	-	(227,454)	(4,994)	-	-	-	(4,994)
Balance, July 31, 2021	8,542,372	$86	(736,696)	$(10,017)	$76,927	$59,886	$(1,676)	$125,206

Balance, April 30, 2021	8,542,235	$86	(509,242)	$(5,023)	$76,656	$57,328	$(1,667)	$127,380
Net Income	-	-	-	-	-	2,558	-	2,558
Other comprehensive income	-	-	-	-	-	-	(9)	(9)
Stock-based compensation:
Restricted stock issued	137	-	-	-	-	-	-	-
Restricted stock plan	-	-	-	-	271	-	-	271
Return of shares in lieu of payroll withholding	-	-	-	-	-	-	-	-
Treasury stock purchased	-	-	(227,454)	(4,994)	-	-	-	(4,994)
Balance, July 31, 2021	8,542,372	$86	(736,696)	$(10,017)	$76,927	$59,886	$(1,676)	$125,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($000)’s

	Six Months Ended July 31,
	2021	2020
Cash flows from operating activities:
Net income	$7,199	$17,973
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	21	262
Deferred income taxes	777	1,309
Depreciation and amortization	1,040	934
Stock based and restricted stock compensation	608	409
Loss on disposal of property and equipment	30	9
(Increase) decrease in operating assets
Accounts receivable	6,500	(2,843)
Inventories	(3,153)	1,178
Prepaid VAT and other taxes	(1,237)	7
Other assets	566	(1814)
Increase (decrease) in operating liabilities
Accounts payable	2,655	3,330
Accrued expenses and other liabilities	(1,795)	2,083
Operating lease liabilities	(99)	(506)
Net cash provided by operating activities	13,112	22,331
Cash flows from investing activities:
Purchases of property and equipment	(452)	(740)
Net cash (used in) investing activities:	(452)	(740)
Cash flows from financing activities:
Loan repayments, short-term	-	(1,319)
Loan borrowings, short-term	-	158
Purchase of treasury stock under stock repurchase program	(4,994)	-
Shares returned to pay employee taxes under restricted stock program	(462)	(55)
Net cash (used in) financing activities	(5,456)	(1,216)
Effect of exchange rate changes on cash and cash equivalents	39	(36)
Net increase in cash and cash equivalents	7,243	20,339
Cash and cash equivalents at beginning of period	52,596	14,606
Cash and cash equivalents at end of period	59,839	34,945

Supplemental disclosure of cash flow information:
Cash paid for interest	5	19
Cash paid for taxes	2,803	1,726

Noncash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$256	$289

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

The condensed consolidated financial statements of the Company are unaudited. These condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company's results. Intercompany accounts and transactions have been eliminated. The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 31, 2022, or for any future period. The January 31, 2021, Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Balance Sheet, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of January 31, 2021 and 2020, and for each of the two years in the period ended January 31, 2021, included in our most recent annual report on Form 10-K filed on April 16, 2021.

In this Form 10-Q, (a) “FY” means fiscal year; thus for example, FY22 refers to the fiscal year ending January 31, 2022, (b) “Q” refers to quarter; thus, for example, Q2 FY22 refers to the second quarter of the fiscal year ending January 31, 2022, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet and (d) “Statement of Income” refers to the unaudited condensed consolidated statement of income.

3.	Inventories

Inventories consist of the following (in $000s):

	July 31, 2021	January 31, 2021

Raw materials	$17,892	$18,941
Work-in-process	1,038	409
Finished goods	30,817	27,047
Excess and obsolete adjustments	(2,774)	(2,564)
	$46,973	$43,833

4.	Long-Term Debt

Revolving Credit Facility

On June 25, 2020, the Company entered into a Loan Agreement (the “Loan Agreement”) with Bank of America (“Lender”). The Loan Agreement provides the Company with a secured $12.5 million revolving credit facility, which includes a $5.0 million letter of credit sub-facility.The Company may request from time to time an increase in the revolving credit loan commitment of up to $5.0 million (for a total commitment of up to $17.5 million). Borrowing pursuant to the revolving credit facility is subject to a borrowing base amount calculated as (a) 80% of eligible accounts receivable, as defined, plus (b) 50% of the value of acceptable inventory, as defined, minus (c) certain reserves as the Lender may establish for the amount of estimated exposure, as reasonably determined by the Lender from time to time, under certain interest rate swap contracts. The borrowing base limitation only applies during periods when the Company’s quarterly funded debt to EBITDA ratio, as defined, exceeds 2.00 to 1.00. The credit facility will mature on June 25, 2025.

On June 18, 2021, the Company entered into an Amendment No. 1 to Loan Agreement (the “Amendment”) with the Lender, which modifies certain terms of the Company’s existing Loan Agreement. The Amendment increases the credit limit under the Loan Agreement’s senior secured revolving credit facility from $12.5 million to $25.0 million. The Amendment also amends the covenant in the Loan Agreement that restricts acquisitions by the Company or its subsidiaries in order to allow, without the prior consent of the Lender, acquisitions of a business or its assets if there is no default under the Loan Agreement and the aggregate consideration does not exceed $7.5 million for any individual acquisition or $15.0 million on a cumulative basis for all such acquisitions.

Other than the changes described above, the terms and conditions of the Loan Agreement remain in full force and effect.

As of July 31, 2021, the Company had no borrowings outstanding on the letter of credit sub-facility and no borrowings outstanding under the revolving credit facility.

Prior to the execution of the Loan Agreement with Bank of America, the Company repaid a $1.2 million term loan that was outstanding under a similar agreement with SunTrust Bank. The Company has terminated the borrowing agreement with SunTrust Bank.

Borrowings in UK

There were no borrowings outstanding under the Company’s existing credit facility with HSBC Bank at July 31, 2021 and January 31, 2021. Amounts due the Company, under the facility with HSBC Invoice Finance (UK) Ltd., of $1.3 million and $2.0 million as of July 31, 2021, and January 31, 2021, respectively, are included in other current assets on the accompanying consolidated balance sheets.

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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC (UK); Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Banco Nacion in Argentina; TD Canada Trust; Banco Itaú S.A., Santander in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, and JSC Bank Centercredit in Kazakhstan. The Company monitors its financial depositories by their credit rating which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There was approximately $15.7 million total included in U.S. bank accounts and approximately $44.1 million total in foreign bank accounts as of July 31, 2021, of which $59.1 million was uninsured.

Major Customer

No customer accounted for more than 10% of net sales during the three months and six months ended July 31, 2021 and 2020.

Major Supplier

No vendor accounted for more than 10% of purchases during the three months and six months ended July 31, 2021 and 2020.

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

On June 16, 2021, the stockholders of the Company approved Amendment No. 1 (the “Amendment”) to the 2017 Plan. The Amendment increases the number of shares of common stock, par value $0.01 per share (the “Common Stock”), of the Company reserved for issuance under the Plan by 480,000 shares.

An aggregate of 840,000 shares of the Company’s common stock are authorized for issuance under the 2017 Plan, subject to adjustment as provided in the 2017 Plan for stock splits, dividends, distributions, recapitalizations and other similar transactions or events. If any shares subject to an award are forfeited, expire, lapse or otherwise terminate without issuance of such shares, such shares shall, to the extent of such forfeiture, expiration, lapse or termination, again be available for issuance under the 2017 Plan.

The Company recognized total stock-based compensation costs, which are reflected in operating expenses (in 000’s):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
2017 Plan:
Total restricted stock and stock option programs	$271	$214	$608	$378
Total income tax expense recognized for stock-based compensation arrangements	$70	$51	$158	$86

Restricted Stock

Under the 2017 Plan, as described above, the Company awarded performance-based shares and service-based shares of restricted stock to eligible employees and directors. The following table summarizes the activity under the 2017 Plan for the six months ended July 31, 2021. This table reflects the amount of awards granted at the number of shares that would be vested if the Company were to achieve the maximum performance level under the December 2019, April 2020 and June 2021 grants.

	Performance- Based	Service-Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2021	245,210	30,930	276,140	$13.24
Awarded	23,101	38,071	61,172	$21.71
Vested	(58,574)	-	(58,574)
Forfeited	-	-	-
Outstanding at July 31, 2021	209,737	69,001	278,738	$14.75

The actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a three year performance measurement period based on measures that include Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) margin, revenue growth, and free cash flow for the December 2019, April 2020 and June 2021 grants. The performance targets have been set for each of the Minimum, Target, and Maximum levels. The actual performance amount achieved is determined by the Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence, at the discretion of the Committee.

The compensation cost is based on the fair value at the grant date, is recognized over the requisite performance/service period using the straight-line method, and is periodically adjusted for the probable number of shares to be awarded. As of July 31, 2021, unrecognized stock-based compensation expense totaled $2.1 million pursuant to the 2017 Plan based on outstanding awards under the Plan. This expense is expected to be recognized over approximately two years.

Stock Repurchase Program

On February 17, 2021, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock. This program replaced the prior program which had approximately $800,000 remaining for repurchases. On July 6, 2021, the Company’s Board of Directors authorized a $5 million increase in the Company’s current stock repurchase program. During the three months ended July 31, 2021, the Company repurchased 227,454 shares for $5.0 million leaving $5 million remaining under the stock purchase program at July 31, 2021.

7.	Income Taxes

The Company's effective tax rate for the second quarter of FY22 was 34.8% which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and state income taxes. In the second quarter of 2022, the Company recorded a discrete item related to the remeasurement of deferred taxes for $762 thousand of tax expense primarily as a result of the statutory change in the State of Alabama apportionment factor. The Company's effective tax rate for the second quarter of FY21 was 4.3%, which differs from the U.S. statutory rate of 21% primarily due to Global Intangible Low-taxed Income (“GILTI”) and an adjustment to reflect the recapture of U.S. net operating losses ("NOL") as a result of applying the GILTI high tax exclusion in tax years FY19 and FY20.

The Company's effective tax rate for the six months ended July 31, 2021 was 29.1% which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions, state income taxes and the discrete item discussed above. The Company's effective tax rate for the six months ended July 31, 2020 was 18.8% which differs from the U.S. statutory rate of 21% primarily due to GILTI and an adjustment to reflect the recapture of U.S. NOL as a result of applying the GILTI high tax exclusion in tax years FY19 and FY20..

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. The valuation allowance was $2.3 million and $2.7 million at July 31, 2021 and January 31, 2021, respectively.

8.	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share at July 31, 2021 and 2020 as follows (in $000s except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Numerator:
Net income	$2,558	$9,339	$7,199	$17,973
Denominator:
Denominator for basic net income per share (weighted-average shares which exclude shares in the treasury, 736,696 and 509,242 at July 31, 2021 and 2020, respectively	7,982,995	7,976,275	7,964,058	7,974,370
Effect of dilutive securities from restricted stock plan	158,112	103,469	156,351	87,948
Denominator for diluted net income per share (adjusted weighted average shares)	8,141,107	8,079,744	8,120,409	8,062,318
Basic net income per share	$0.32	$1.17	$0.90	$2.25
Diluted net income per share	$0.31	$1.16	$0.89	$2.23

9.	Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental, regulatory and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards.

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

Transfer of Shares Agreement

On July 31, 2015, Lakeland and Lakeland Brazil, completed a conditional closing of a Shares Transfer Agreement (the “Shares Transfer Agreement”) with Zap Comércio de Brindes Corporativos Ltda (“Transferee”), a company owned by an existing Lakeland Brazil manager, entered into on June 19, 2015. Pursuant to the Shares Transfer Agreement, the Transferee has acquired all of the shares of Lakeland Brazil owned by the Company.

Although the Company formally completed the terms of the “Shares Transfer Agreement”, pursuant to which our entire equity interest in Lakeland Brazil was transferred, during the fiscal year ended January 31, 2016, we may continue to be exposed to certain liabilities arising in connection with the operations of Lakeland Brazil, which was shut down in late March 2019. The Company understands that under the laws of Brazil, a parent company may be held liable for the liabilities of a former Brazilian subsidiary in the event of fraud, misconduct, or under various theories. In this respect, as regards labor claims, a parent company could conceivably be held liable for the liabilities of a former Brazilian subsidiary. Although the Company would have the right of adversary system, full defense and due process, in case of potential litigation, there can be no assurance as to the findings of the courts in Brazil.

Labor Claims in Brazil

As disclosed in our periodic filings with the Securities and Exchange Commission (the “SEC”), we agreed to make certain payments in connection with ongoing labor litigation involving our former Brazilian subsidiary. While the vast majority of these labor suits have been resolved, two significant claims remain; one labor claim and one civil claim filed by separate former officers of our former Brazilian subsidiary. While Lakeland was initially named as a co-defendant in the labor suit, Lakeland was dismissed from the case by the labor judge. Lakeland is a named co-defendant in the civil matter.

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

Although the Company would have the right to due process in case of potential litigation, there can be no assurance as to the findings of the courts of Brazil.

General litigation contingencies

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of July 31, 2021, to the best of the Company’s knowledge, there were no outstanding claims or litigation, except for the labor contingencies in Brazil described above.

10.	Segment Reporting

We manage our operations by evaluating each of our geographic locations. Our US operations include a facility in Alabama (primarily the distribution to customers of the bulk of our products and the light manufacturing of our chemical, wovens, reflective, and fire products). The Company also maintains one manufacturing company in China (primarily disposable and chemical suit production), a manufacturing facility in Mexico (primarily disposable, reflective, fire and chemical suit production), a manufacturing facility in Vietnam (primarily disposable production) and a small manufacturing facility in India. Our China facilities produce the majority of the Company’s products and China generates a significant portion of the Company’s international revenues. We evaluate the performance of these entities based on operating profit, which is defined as gross profit less operating expenses. We have sales forces in the United States, Canada, Mexico, Europe, Latin America, India, Russia, Kazakhstan, Australia and China, which sell and distribute products shipped from the United States, Mexico, India, Vietnam or China.

The table below represents information about reported segments for the three month periods noted therein:

	Three Months Ended July 31,		Six Months Ended July 31,
	(in millions of dollars)		(in millions of dollars)
	2021	2020	2021	2020
Net Sales:
USA Operations (including Corporate)	$11.30	$15.55	$27.71	$39.68
Other foreign	2.55	2.38	5.01	5.42
Europe (UK)	2.69	4.16	7.09	7.17
Mexico	1.06	0.91	2.87	2.73
Asia	19.27	24.15	37.46	44.17
Canada	2.08	2.40	3.86	6.71
Latin America	3.23	3.10	6.79	5.64
Less intersegment sales	(14.71)	17.63)	(29.23)	(30.92)
Consolidated sales	$27.47	$35.02	$61.56	$80.60
External Sales:
USA Operations (including Corporate)	$10.16	$14.45	$25.85	$37.56
Other foreign	1.75	2.02	3.33	4.32
Europe (UK)	2.69	4.16	7.09	7.17
Mexico	0.75	0.61	2.30	1.98
Asia	6.93	8.40	12.57	17.45
Canada	2.08	2.40	3.86	6.71
Latin America	3.11	2.98	6.56	5.41
Consolidated external sales	$27.47	$35.02	$61.56	$80.60

Intersegment Sales:
USA Operations (including Corporate)	$1.15	$1.10	$1.88	$2.12
Other foreign	0.80	0.36	1.68	1.10
Mexico	0.30	0.30	0.56	0.75
Asia	12.34	15.75	24.89	26.72
Latin America	0.12	0.12	0.22	0.23
Consolidated intersegment sales	$14.71	$17.63	$29.23	$30.92

	Three Months Ended July 31,		Six Months Ended July 31,
	(in millions of dollars)		(in millions of dollars)
	2021	2020	2021	2020
Operating Profit (Loss):
USA Operations (including Corporate)	$(1.10)	$1.37	$(0.83)	$5.70
Other foreign	0.43	1.17	1.00	2.40
Europe (UK)	0.15	1.14	1.75	1.60
Mexico	(0.38)	(0.20)	(0.33)	0.02
Asia	3.03	4.96	6.38	9.47
Canada	0.29	0.26	0.76	1.39
Latin America	0.77	1.12	1.67	1.69
Intersegment profit (loss)	0.74	(0.09)	(0.23)	(0.17)
Consolidated operating profit	$3.93	$9.73	$10.17	$22.10

	July 31, 2021		January 31, 2021
		(in millions of dollars)
Total Assets:
USA Operations (including Corporate)	$46.85		$52.31
Other foreign	8.48		8.37
Europe (UK)	10.73		11.33
Mexico	5.56		5.62
Asia	55.08		47.29
Canada	8.07		8.03
Latin America	8.23		6.97
Consolidated assets	$143.00		$139.92

The table below presents external sales by product line:

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2021	2020	2021	2020
External Sales by product lines:
Disposables	$15.19	$23.78	$34.89	$54.99
Chemical	5.60	6.19	13.86	15.07
Fire	2.52	1.67	4.42	3.12
Gloves	1.70	0.54	3.32	1.32
High Visibility	0.59	0.95	1.04	2.30
High Performance Wear	1.01	0.53	1.87	0.82
Wovens	0.86	1.36	2.16	2.98
Consolidated external sales	$27.47	$35.02	$61.56	$80.60

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this quarterly report on Form 10-Q. This Form 10-Q may contain certain forward-looking statements. When used in this Form 10-Q or in any other presentation, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “project”, “plan,” “seek,” “will,” “may,” “might,” “would,” “could” and similar expressions, are intended to identify forward-looking statements. They also include statements containing a projection of sales, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

The forward-looking statements in this Form 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	we are subject to risk as a result of our international manufacturing operations and are subject to the risk of doing business in foreign countries;
•	a terrorism attack, other geopolitical crisis, or widespread outbreak of an illness or other health issue, such as the COVID-19 pandemic, could negatively impact our domestic and/or international operations;
•	as a result of the COVID-19 pandemic, a recession may result which could negatively affect our results of operations;
•	sales and operating profits for the six month period ended July 31, 2021, and for the fiscal year ended January 31, 2021,were positively affected by COVID-19 related demand; upon diminishment of this pandemic, we will no longer experience this effect;
•	our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates;
•	the implementation of our "Enterprise Resource Planning ("ERP") system had, and may in the future as we implement ERP into foreign operations have, an adverse effect on operating results;
•	we have manufacturing and other operations in China which may be adversely affected by tariff wars and other trade maneuvers;
•	our results of operations may vary widely from quarter to quarter;
•	some of our sales are to foreign buyers, which exposes us to additional risks;
•	we deal in countries where corruption is an obstacle;
•	we are exposed to tax expense risks;
•	because we do not have long-term commitments from many of our customers, we must estimate customer demand, and errors in our estimates could negatively impact our inventory levels and net sales;
•	we face competition from other companies, a number of which have substantially greater resources than we do;
•	our operations are substantially dependent upon key personnel;
•	technological change could negatively affect sales of our products and our performance;
•	cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and results of operations;
•	we may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims;
•	environmental laws and regulations may subject us to significant liabilities;
•	our directors and executive officers have the ability to exert significant influence on us and on matters subject to a vote of our stockholders;
•	provisions in our restated certificate of incorporation and by-laws and Delaware law could make a merger, tender offer or proxy contest difficult;
•	acquisitions could be unsuccessful;
•	we may need additional funds, and if we are unable to obtain these funds, we may not be able to expand or operate our business as planned;
•	rapid technological change could negatively affect sales of our products, inventory levels and our performance; and
•	the other factors referenced in this Form 10-Q, including, without limitation, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2021 Form 10-K.

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Furthermore, forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements after the date of this Form 10-Q, whether as a result of new information, future events or otherwise, except as may be required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. We qualify any and all of our forward-looking statements entirely by these cautionary factors.

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

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. We added manufacturing operations in Vietnam and India in fiscal 2019, to offset increasing manufacturing costs in China and further diversify our manufacturing capabilities. Our China operations will continue primarily manufacturing for the Chinese market and other markets where duty advantages exist. Manufacturing expansion is not only necessary to control rising costs, it is also necessary for Lakeland to achieve its growth objectives.

Our net sales attributable to customers outside the United States were $17.3 million and $20.6 million for the three months ended July 31, 2021 and 2020, respectively and $35.7 million and $43.0 million for the six months ended July 31, 2021 and 2020, respectively.

Response to COVID-19 Outbreak

Our strategy for responding to the COVID-19 outbreak evolved from prior “black swan” events.  These events have been disruptive for the users of our products and contributed little in terms of sustainable business improvement or growth for the suppliers.  Any business gains attributable to these events were limited to short-term increases in sales volume and price increases associated with capacity expansion and expedited deliveries.  In responding to COVID-19 Lakeland sought a new approach. Throughout COVID-19 we focused our attention on our existing business, adding new customers, and increasing market penetration by prioritizing service to our existing industrial end users and seeking new customers who were experiencing supply shortages.  We sought to service the COVID-19 market to the extent that Lakeland had excess capacity after servicing existing and new industrial customers.  We believe that focusing on the industrial market first and the pandemic market second, is a sound strategy for increasing market penetration in a post COVID-19 environment.  Even though we were successful in selling to more than 500 new distributrors and end users, 75% of whom were outside of the U.S. market, excess pipeline inventory and freight delays, primarily in the U.S. market have proven a significant headwind to U.S. sales which historically accounts for approximately 50% of sales revenue.  The impact of these challenges in the U.S. market overshadowed international growth in Q2.  We anticipate that excess inventory will decline steadily in the U.S. market as the current wave of COVID-19 continues in the U.S. and that industrial growth will continue to improve internationally as we transition from an emergency COVID-19 response to a business environment where COVID-19 is a dimisnished, but persistent component of sales.

Our manufacturing flexibility allows us to rapidly shift capacity between product lines and alter our product offering so that we can maximize throughput of critical products. In the case of COVID-19 we shifted our sewing capacity heavily to disposable and chemical garments; increased daily working hours; and ran a 7-day work week until market supply caught up with demand. We rationalized our product offerings and eliminated SKUs that did not meet our profitability goals, did not create a competitive advantage or were detrimental to manufacturing efficiencies due to changes over time. Because we own our manufacturing facilities, Lakeland was able to make these changes within the first couple of months of the pandemic.

The last two weeks of FY20, all of FY21, and the first half of FY22 were impacted by our COVID-19 response strategy. As the pandemic progressed in FY21, we saw reductions in industrial activity due to lockdowns and work restrictions that resulted in diminished sales into petrochemicals, the utility sector, and industrial segments like automotive and airlines. Our second and third quarters of FY21 were the peak quarters for Personal Protective Equipment (PPE) pandemic sales. In Q4 FY21 we began to see a softening in demand for COVID-19 related sales, and a return of general industrial demand that continued into Q2 FY22. As the COVID-19 pandemic wanes, demand for associated PPE is falling, but the decline is being offset in part by an increase in industrial activity and associated industrial demand for PPE. COVID-19 related demand was estimated to be approximately 30% to 35% of FY21 revenue and accounted for an estimated 13% of Q2 FY22 sales.

As this demand continues to decrease, we anticipate a continuation of an increase in our industrial core businesses that began in Q2 FY21 and continued through Q2 FY22 with our sales also benefitting from repeat orders by new industrial customers that began using Lakeland during the pandemic. The negative impact of lockdowns and stay at home orders peaked in Q2 FY21 with industrial business sales down by approximately 25%. Through the second half of Q2 FY21 and through Q2 FY22 our core business sales have been recovering steadily. At present, we anticipate our core industrial sales will not only return, but as a result of our focus on increased market penetration and new product offerings we believe revenues will attain levels higher than pre-pandemic revenue levels.

While we saw, and noted, an initial recovery in the industrial markets in the U.S., we now believe that the strength of the recovery was magnified by freight delays extending order leadtimes leading distributors and end users to place more orders as industrial activity surged. As these delayed shipments arrived throughout Q1 & Q2 FY22, an excess of inventory was created in U.S. distribution channels. As stated earlier, we believe that the current wave of COVID-19 and the subsequent high rates of hospitalizations in U.S. will draw down this inventory as freight delays continue. While we believe that COVID-19 will continue at some persistent level of sales for at least the coming year, we do not believe that it will be a significant sales driver. More significant will be U.S. freight delays, both ocean and inland. To mitigate the impact of freight delays on our business, we will be adjusting inventory levels for freight delays that we believe will last through calendar year 2022. While we are well positioned to service outbreaks of COVID-19 in developing regions of the world, such as Southeast Asia, South America and North America, we believe that going forward, increased economic activity will drive sales revenue.

As noted above, as freight delayed orders have arrived through late Q1 and Q2 FY22, PPE manufacturing has caught up to current COVID-19 demand. Raw materials and finished goods pricing have declined, but increased freight costs and lack of availability of some precursors threaten to limit if not reverse the downward trend. We believe that raw materials prices will continue at inflated levels through FY22. Our future sales would be affected should there be an industry-wide shortage of necessary raw materials in the event of another rise or surge in COVID-19 cases. As previously noted, we did experience significant price increases for fabric during FY21 and managed our available manufacturing capacity to lower costs, and increased prices, to meet customer demand.

In Q2 FY22 we did not experience any manufacturing shutdowns or closures of any of our facilities due to COVID-19. Employee absence due to potential exposure or quarantine of the neighborhood in which they live is a persistent problem, but has not resulted in the shutdown of any facilties. We have not experienced any manufacturing capacity issues due to inability to source raw materials, government quarantine, or shelter-in-place orders, or due to COVID-19 outbreaks in any of our factories, however there can be no assurance that this will continue to be the case. While current economic indicators and industry data indicate an robust industrial market recovery, potential headwinds to revenue as we emerge from pandemic sales include the possibility of a recession and consumer stockpiled inventories that may temper demand within our regular markets in the second half of FY22.

While we have not experienced any raw materials shortages in our Asian manufacturing operations, we are experiencing some issues with U.S. sourced raw materials due to labor and precursor shortages affecting our higher margin product lines. In both Asia and the U.S., increasing labor and freight costs, as well as inflationary pressures threaten to drive raw material costs up and threaten may negatively impact our gross margins. As is our policy Where we can, we will seek to recover increased costs with corresponding price increases.

Reference is made to “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 and to “Forward-Looking Statements” above in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Offsetting these risks are changes to our sales environment, as a result of COVID-19, that we believe represent considerable upside to sales. We believe that once the pandemic subsides, there will be continued demand for establishing PPE stockpiles for the long-term. This stockpiling will be filled in part by inventory that is in the distribution channels as the pandemic subsides. When specific governments will issue RFQs for additional product is unknown, but some RFQs are already pending release; others are expected to be released over the next several months. Additionally, we believe the private sector will also engage in stockpiling of PPE as supply channels catch up to demand. And finally, we are seeing the emergence of institutional cleaning as a new market segment as countries and states reopen and seek to prevent further infections. More recently we are seeing increased demand related to COVID-19 surges in Vietnam and India. For these reasons we are maximizing our manufacturing capacity in the near-term and evaluating expansion opportunities to allow us to further increase our industrial market penetration as our competitors abandon their industrial customers as they seek to maximize COVID-19 related sales. This strategy combined with new product development, manufacturing expansion, and the addition of key senior personnel also serves to prepare us for any economic slowdown that may occur as COVID-19 business ends and our industry transitions to a more traditional product mix.

Having successfully realized significant efficiency gains, resulting in increased profitability, that we intend to make permanent, we are now focused on adding human and IT resources required to accelerate our growth rate in a post-COVID-19 environment. We have emerged from FY21 and COVID-19 nearly twice as profitable as we were pre-COVID-19. This is evident when comparing Q2 FY20 (pre-COVID) to Q2 FY22. Sales revenues of $27.5 million in Q2 FY20, and Q2 FY22 were equivalent yet net income almost doubled from $1.4 million in Q2 FY20 to $2.6 million in Q2 FY22. Going forward, we will continue improving efficiencies by rationalizing our product offering in non-COVID product lines. To do this we will be acquiring additional senior and middle managers with specific skills in Sales and Marketing, Quality Control, Supply Chain Management, and Industrial Engineering. These personnel will facilitate future manufacturing expansion by assuring that we have the skill sets necessary to meet our growth targets. In addition, we may pursue growth through acquisitions.

Significant Balance Sheet Fluctuation July 31, 2021, Compared to January 31, 2021

Cash increased by $7.2 million, primarily as a result of continued profitability and improved accounts receivable collection offset by $5.0 million of share purchases under our treasury stock program and an increase in inventories. Accounts receivable decreased due to improved collections and lower sales compared to the previous quarter. Inventory increased $3.1 million due to reduced demand and lower direct container sales in the second quarter. Accounts payable, accrued compensation, and other accrued expenses increased $1.4 million. Capital expenditures for the three and six months ended July 31, 2021 were $0.4 million and $0.5 million, respectively.

Three Months ended July 31, 2021, Compared to the Three Months Ended July 31, 2020

Reference is made to “Overview; Response to COVID-19 Outbreak” above which should be read in conjunction with this Section.

Net Sales. Net sales were $27.5 million for the three months ended July 31, 2021 a decrease of $7.5 million or 21.4% compared to $35.0 million for the three months ended July 31, 2020, Sales of our disposable and chemical product line were impacted in the second quarter due to a reduction in direct container sales driven by COVID-19 demand and continued softness in demand from our industrial markets. As noted, it is anticipated that COVID-19 demand will continue to diminish. Other product lines such as fire, high performance, and wovens, increased during the period due to strengthening demand in those markets. Sales were affected by customers over-ordering in prior periods, resulting in excess channel inventories, and shipping delays with ocean freight carriers.

Gross Profit. Gross profit for the three months ended July 31, 2021 was $12.7 million, a decrease of $4.6 million, or 26.6%, compared to $17.3 million for the three months ended July 31, 2020. Gross profit as a percentage of net sales decreased to 46.3% for the three month period ended July 31, 2021, from 49.5% for the three months ended July 31, 2020. Gross profit performance in the fiscal 2021 period benefited from higher volumes including direct container shipments, related factory utilization and an improving product mix with pricing power.  Major factors driving the decline in gross margins were:

•	Lower level of direct container sales in the current period.
•	Return to competitive pricing pressures as COVID-19 demand decreases.

Operating Expense. Operating expenses increased 15.8% from $7.6 million for the three months ended July 31, 2020 to $8.8 million for the three months ended July 31, 2021. Operating expenses as a percentage of net sales was 32.0% for the three months ended July 31, 2021, up from 21.5% for the three months ended July 31, 2020. Selling expenses were increased, with increases in freight and customs costs of $0.3 million as freight rates and fees have significantly increased, and increases in travel expenses of $0.2 million as restrictions have eased compared to the prior year. General and administrative expenses increased due to professional fees of $0.3 million and increases in compensation costs of $0.3 million as we added staff to supplement our administrative functions.

Operating Profit. Operating profit declined to $3.9 million for the three months ended July 31, 2021 from $9.8 million for the three months ended July 31, 2020, due to the impacts detailed above. Operating margins were 14.3% for the three months ended July 31, 2021, as compared to 27.8% for the three months ended July 31, 2020.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $1.4 million for the three months ended July 31, 2021, compared to $0.4 million for the three months ended July 31, 2020. The increase is related to the end of the tax holiday in Vietnam, certain modifications to the GILTI tax provisions, and the tax expense impact related to the remeasurement of deferred taxes primarily due to the statutory change in the State of Alabama apportionment factor.

Net Income. Net income decreased by $6.7 million to $2.6 million for the three months ended July 31, 2021 from income of $9.3 million for the three months ended July 31, 2020.

Six Months ended July 31, 2021, Compared to the Six Months Ended July 31, 2020

Reference is made to “Overview; Response to COVID-19 Outbreak” above which should be read in conjunction with this Section.

Net Sales. Net sales were $61.6 million for the six months ended July 31, 2021 as compared to $80.6 million for the six months ended July 31, 2020, a decrease of 23.6%. Sales of our disposable and chemical product line declined by $21.3 million in the first half of the year due to reduction in direct container sales driven by COVID-19 demand and continued softness in demand for industrial applications. As noted, it is anticipated that COVID-19 demand will continue to diminish. Other product lines such as fire, high performance, and gloves, increased by $4.4 million in the aggregate during the period due to strengthening in those markets.

For the six months ended July 31, 2020 sales globally were driven by COVID-19 demand, as we realized significant increases in all markets for our disposable and chemical product lines.

Gross Profit. Gross profit was $27.1 million for the six months ended July 31, 2021, a decrease of $12.4 million, or 31.4%, from $39.5 million for the six months ended July 31, 2020. Gross profit as a percentage of net sales decreased to 44.0% for the six months ended July 31, 2021, from 49.0% for the six months ended July 31, 2020. Major factors driving gross margins were:

•	Significant decreases in volumes driven by COVID-19 demand.
•	Decrease in direct container sales.
•	Return to competitive pricing pressures as COVID-19 demand decreases.

Operating Expense. Operating expenses declined $0.5 million, or 2.9%, to $16.9 million for the six months ended July 31, 2021 from $17.4 million for the six months ended July 31, 2020. Operating expenses as a percentage of net sales was 27.5% for the six months ended July 31, 2021, up from 21.6% for the six months ended July 31, 2020. Selling expenses were lower due to decreases in total freight and customs fees of $0.4 million due to decreased sales volumes, and decreased sales compensation of $0.6 million.  General and administrative expenses were higher due to increased compensation of $0.6 million as we added staff to supplement our administrative functions, increased depreciation of $0.3 million, increased technology expenses of $0.3 million, offset by a decrease in currency translations of $0.9 million.

Operating Profit. Operating profit decreased to $10.2 million for the six months ended July 31, 2021 from $22.1 million for the six months ended July 31, 2020, due to the impacts detailed above. Operating margins were 16.5% for the six months ended July 31, 2021, as compared to 27.4% for the six months ended July 31, 2020.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $2.9 million for the six months ended July 31, 2021, compared to $4.1 million for the six months ended July 31, 2020. The decrease is mainly attributable to the decrease in operating profit.

Net Income. Net income decreased by $10.8 million to $7.2 million for the six months ended July 31, 2021 from $18.0 million for the six months ended July 31, 2020.

Liquidity and Capital Resources

At July 31, 2021, cash and cash equivalents were approximately $59.8 million and working capital was approximately $111.5 million. Cash and cash equivalents increased $7.2 million and working capital increased $3.2 million from January 31, 2021, due to continued profitability and a focus on working capital efficiencies.

Of the Company’s total cash and cash equivalents of $59.8 million as of July 31, 2021, cash held in Latin America of $1.8 million, cash held in Russia and Kazakhstan of $0.6 million, cash held in the UK of $0.7 million, cash held in India of $1.0 million and cash held in Canada of $4.6 million would not be subject to additional US tax in the event such cash was repatriated due to the change in the US tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). In the event the Company repatriated cash from China, of the $30.7 million balance at July 31, 2021 there would be an additional 10% withholding tax incurred in that country.

Net cash provided by operating activities of $13.1 million for the six months ended July 31, 2021 was primarily due to net income of $7.2 million, non-cash expenses of $2.4 million for deferred taxes, depreciation and amortization and stock compensation, and decrease in net current assets of $3.5 million.  Net cash used in investing activities of $0.5 million for the six months ended July 31, 2021 reflects office and manufacturing equipment purchases. Net cash used in financing activities was $5.5 million for the six months ended July 31, 2021, was due to $5.0 million in shares repurchased under our treasury stock buyback program and shares returned to pay income taxes on shares vested under our restricted stock program.

We believe our current cash balance and cashflow from operations will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

On June 25, 2020, we entered into a Loan Agreement (the “Loan Agreement”) with Bank of America (“Lender”). The Loan Agreement provides the Company with a secured $12.5 million revolving credit facility, which includes a $5.0 million letter of credit sub-facility. The Company may request from time to time an increase in the revolving credit loan commitment of up to $5.0 million (for a total commitment of up to $17.5 million). Borrowing pursuant to the revolving credit facility is subject to a borrowing base amount calculated as (a) 80% of eligible accounts receivable, as defined, plus (b) 50% of the value of acceptable inventory, as defined, minus (c) certain reserves as the Lender may establish for the amount of estimated exposure, as reasonably determined by the Lender from time to time, under certain interest rate swap contracts. The borrowing base limitation only applies during periods when the Company’s quarterly funded debt to EBITDA ratio, as defined, exceeds 2.00 to 1.00. The credit facility will mature on June 25, 2025. Borrowings under the revolving credit facility bear interest at a rate per annum equal to the sum of the LIBOR Daily Floating Rate (“LIBOR”), plus 125 basis points. LIBOR is subject to a floor of 100 basis points. All outstanding principal and unpaid accrued interest under the revolving credit facility is due and payable on the maturity date. On a one-time basis, and subject to there not existing an event of default, the Company may elect to convert up to $5.0 million of the then outstanding principal of the revolving credit facility to a term loan facility with an assumed amortization of 15 years and the same interest rate and maturity date as the revolving credit facility. The Loan Agreement provides for an annual unused line of credit commitment fee, payable quarterly, of 0.25%, based on the difference between the total credit line commitment and the average daily amount of credit outstanding under the facility during the preceding quarter.

On June 18, 2021, the Company entered into an Amendment No. 1 to Loan Agreement (the “Amendment”) with the Lender, which modifies certain terms of the Company’s existing Loan Agreement with the Lender. The Amendment increases the credit limit under the Loan Agreement’s senior secured revolving credit facility from $12.5 million to $25.0 million. The Amendment also amends the covenant in the Loan Agreement that restricts acquisitions by the Company or its subsidiaries in order to allow, without the prior consent of the Lender, acquisitions of a business or its assets if there is no default under the Loan Agreement and the aggregate consideration does not exceed $7.5 million for any individual acquisition or $15.0 million on a cumulative basis for all such acquisitions.

The Loan Agreement requires the Company to maintain a Funded Debt to EBITDA (as each such term is defined in the Loan Agreement) ratio of 3.0 to 1.0 or less and a Basic Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of at least 1.15 to 1.0. The Loan Agreement also contains customary covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, or merge, consolidate or sell or otherwise transfer assets. The Company was in compliance with all of its debt covenants as of July 31, 2021.

Other than the changes described above, the terms and conditions of the Loan Agreement remain in full force and effect.

Stock Repurchase Program. On February 17, 2021, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock. On July 6, 2021, the Board of Directors authorized an increase in the Company’s current stock repurchase program under which the Company may repurchase up to an additional $5 million of its outstanding common stock. Shares repurchased in Q2 FY22 totaled 227,454 shares at a cost of $5.0 million leaving $5 million remaining under the stock purchase program at July 31, 2021.

Capital Expenditures. Our capital expenditures for the first six months of FY22 of $0.5 million principally relate to capital purchases for our manufacturing facilities in Mexico, Vietnam and India, and the enhancement of our global IT infrastructure. We anticipate FY22 capital expenditures to be approximately $3.0 million as we continue to deploy our ERP solution globally, invest in strategic capacity expansion, and replace existing equipment in the normal course of operations. The Company may also seek to expend funds in connection with acquisitions.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our fiscal year 2021 Annual Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report. There have been no significant changes in the application of our critical accounting policies during the first half of FY22.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item and therefore, no disclosure is required under Item 3 for the Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 17, 2021, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $5,000,000 of its outstanding common stock. This new program replaced the prior program which had approximately $800,000 remaining for repurchases. On July 6, 2021, the Company’s Board of Directors authorized an increase in the Company’s current stock repurchase program under which the Company may repurchase up to an additional $5,000,000 of its outstanding common stock. The common shares available for repurchase under the authorizations currently in effect may be purchased from time to time, with consideration given to the market price of the common shares, the nature of other investment opportunities, cash flows from operations, general economic conditions and other relevant considerations. Repurchases may be made on the open market or through privately negotiated transactions.

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock during the second quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Programs (1)
May 1 – May 31	—	$—	—	$5,000,000
June 1 – June 30	227,454	$21.95	227,454	$95
July 1 – July 31	—	$—	—	$5,000,000
Total	227,454	$21.95	227,454	$5,000,000

(1)	The Company has repurchased a total of 227,454 shares of stock under this program as of the date of this filing for $4,999,905, inclusive of commissions.

Item 6. Exhibits:

Exhibits:

* Filed herewith

† Furnished herewith

3.1

Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc.’s Registration Statement on Form S-8 filed on September 3, 2021)

3.2	Amended and Restated Bylaws of Lakeland Industries Inc. (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 8-K filed April 28, 2017)
10.1

Amendment No. 1 to Loan Agreement, dated as of June 18, 2021, by and between Lakeland Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed June 24, 2021)

10.2

Lakeland Industries, Inc. 2017 Equity Incentive Plan, inclusive of all amendments through June 16, 2021 (incorporated by reference to Exhibit 4.3 of Lakeland Industries, Inc.’s Registration Statement on Form S-8 filed on September 3, 2021)

10.3	Lakeland Industries, Inc. Long-Term Incentive Plan, as revised June 2021 (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed June 21, 2021)
10.4*	Form of Restricted Stock Unit Award Agreement
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934
32.1†	Certification of Chief Executive Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND INDUSTRIES, INC. (Registrant)

Date: September 9, 2021	/s/ Charles D. Roberson
Charles D. Roberson, Chief Executive Officer, President and Secretary (Principal Executive Officer and Authorized Signatory)

Date: September 9, 2021	/s/ Allen E. Dillard
Allen E. Dillard, (Principal Financial Officer and Authorized Signatory)

