Form 10-Q
period 2021-10-31
LAKELAND INDUSTRIES INC
filed 2021-12-09
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 0-15535

LAKELAND INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3115216
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1525 Perimeter Parkway, Suite 325 Huntsville, AL	35806
(Address of Principal Executive Offices)	(Zip Code)

(Registrant's telephone number, including area code) (256) 350-3873

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LAKE	NASDAQ

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐     No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 3, 2021
Common Stock, $0.01 par value per share	7,775,406 Shares

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

($000’s except for share and per share information)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net sales	$30,032	$41,451	$91,590	$122,054
Cost of goods sold	17,399	19,763	51,853	60,882
Gross profit	12,633	21,688	39,737	61,172
Operating expenses	8,544	9,195	25,483	26,575
Operating profit	4,089	12,493	14,254	34,597
Other income (expense), net	(1)	12	(14)	49
Interest expense	(2)	(4)	(7)	(23)
Income before taxes	4,086	12,501	14,233	34,623
Income tax expense	1,294	3,237	4,242	7,386
Net income	$2,792	$9,264	$9,991	$27,237
Net income per common share:
Basic	$0.36	$1.16	$1.26	$3.41
Diluted	$0.35	$1.14	$1.23	$3.36
Weighted average common shares outstanding:
Basic	7,849,591	7,979,902	7,942,162	7,976,228
Diluted	7,998,965	8,123,848	8,095,025	8,110,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

($000’s)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

Net income	$2,792	$9,264	$9,991	$27,237
Other comprehensive income (loss):
Foreign currency translation adjustments	69	216	5	225
Comprehensive income	$2,861	$9,480	$9,996	$27,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(000’s except for share information)

	October 31,	January 31,
	2021	2021
ASSETS
Current assets
Cash and cash equivalents	$55,533	$52,596
Accounts receivable, net of allowance for doubtful accounts of $613 and $700 at October 31, 2021 and January 31, 2021, respectively	16,879	21,702
Inventories	47,042	43,833
Prepaid VAT and other taxes	2,322	1,343
Other current assets	3,113	4,134
Total current assets	124,889	123,608
Property and equipment, net	8,878	9,819
Operating leases right-of-use assets	5,356	2,347
Deferred tax assets	2,048	2,839
Other assets	1,198	1,312
Investments	2,783	----
Total assets	$145,152	$139,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,426	$7,397
Accrued compensation and benefits	3,030	3,902
Other accrued expenses	2,192	1,793
Income tax payable	913	1,534
Current portion of operating lease liabilities	1,311	768
Total current liabilities	13,872	15,394
Long-term portion of operating lease liabilities	3,849	1,613
Total liabilities	17,721	17,007
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	----	----
Common stock, $0.01 par; authorized 20,000,000 shares Issued 8,555,672 and 8,498,457; outstanding 7,775,406 and 7,984,518 at October 31, 2021 and January 31, 2021, respectively	86	85
Treasury stock, at cost; 780,266 and 509,242 shares at October 31, 2021 and January 31, 2021, respectively	(10,910)	(5,023)
Additional paid-in capital	77,184	76,781
Retained earnings	62,678	52,687
Accumulated other comprehensive loss	(1,607)	(1,612)
Total stockholders' equity	127,431	122,918
Total liabilities and stockholders' equity	$145,152	$139,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(000’s except for share information)

							Accummulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
		($000’s)		($000’s)	($000’s)	($000’s)	($000’s)	($000’s)

Balance, January 31, 2020	8,481,665	$85	(509,242)	$(5,023)	$75,171	$17,581	$(2,762)	$85,052
	—	—	—	—	—	27,237	—	27,237
Net income	—	—	—	—	—	—	225	225
Other comprehensive income
Stock-based compensation:
Restricted stock issued	9,595	—	—	—	----	—	—	----
Restricted Stock Plan	—	—	—	—	1,186	—	—	1,186
Return of shares in lieu of payroll withholding	—	—	—	—	(79)	—	—	(79)
Balance, October 31, 2020	8,491,260	$85	(509,242)	$(5,023)	$76,278	$44,818	$(2,537)	$113,621

Balance, July 31, 2020	8,489,144	$85	(509,242)	$(5,023)	$75,494	$35,554	$(2,753)	$103,357
Net Income	—	—	—	—	—	9,264	—	9,264
Other comprehensive income	—	—	—	—	—	—	216	216
Stock-based compensation:
Restricted stock issued	2,116	—	—	—	—	—	—	—
Restricted stock plan	—	—	—	—	808	—	—	808
Return of shares in lieu of payroll withholding	—	—	—	—	(24)	—	—	(24)
Balance, October 31, 2020	8,491,260	$85	(509,242)	$(5,023)	$76,278	$44,818	$(2,537)	$113,621

Balance, January 31, 2021	8,498,457	$85	(509,242)	$(5,023)	$76,781	$52,687	$(1,612)	$122,918
Net Income	—	—	—	—	—	9,991	—	9,991
Other comprehensive loss	—	—	—	—	—	—	5	5
Stock-based compensation:
Restricted stock issued	57,215	1	—	—	—	—	—	1
Restricted stock plan	—	—	—	—	1,025	—	—	1,025
Return of shares in lieu of payroll withholding	—	—	—	—	(622)	—	—	(622)
Treasury stock purchased	—	—	(271,024)	(5,887)	----	----	----	(5,887)
Balance, October 31, 2021	8,555,672	$86	(780,266)	$(10,910)	$77,184	$62,678	$(1,607)	$127,431

Balance, July 31, 2021	8,542,372	$86	(736,696)	$(10,017)	$76,927	$59,886	$(1,676)	$125,206
Net Income	—	—	—	—	—	2,792	—	2,792
Other comprehensive income	—	—	—	—	—	—	69	69
Stock-based compensation:
Restricted stock issued	13,300	—	—	—	—	—	—	—
Restricted stock plan	—	—	—	—	418	—	—	418
Return of shares in lieu of payroll withholding	—	—	—	—	(161)	—	—	(161)
Treasury stock purchased	—	—	(43,570)	(893)	----	----	----	(893)
Balance, October 31, 2021	8,555,672	$86	(780,266)	$(10,910)	$77,184	$62,678	$(1,607)	$127,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($000)’s

	Nine Months Ended October 31,
	2021	2020
Cash flows from operating activities:
Net income	$9,991	$27,237
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	(86)	315
Deferred income taxes	790	3,194
Depreciation and amortization	1,470	1,425
Stock based and restricted stock compensation	1,025	1,245
Loss on disposal of property and equipment	51	5
Non-cash operating lease expense	229	267
(Increase) decrease in operating assets
Accounts receivable	4,792	(9,249)
Inventories	(3,234)	(808)
Prepaid VAT and other taxes	(979)	(10)
Other assets	1,020	(484)
Increase (decrease) in operating liabilities
Accounts payable	(965)	810
Accrued expenses and other liabilities	(1,052)	4,365
Operating lease liabilities	(461)	(286)
Net cash provided by operating activities	12,591	28,026
Cash flows from investing activities:
Purchases of property and equipment	(581)	(1,325)
Investments	(2,783)	----
Net cash (used in) investing activities:	(3,364)	(1,325)
Cash flows from financing activities:
Loan repayments, short-term	----	(1,319)
Loan borrowings, short-term	----	158
Purchase of treasury stock under stock repurchase program	(5,887)	----
Shares returned to pay employee taxes under restricted stock program	(622)	(79)
Net cash (used in) financing activities	(6,509)	(1,240)
Effect of exchange rate changes on cash and cash equivalents	219	119
Net increase in cash and cash equivalents	2,937	25,580
Cash and cash equivalents at beginning of period	52,596	14,606
Cash and cash equivalents at end of period	$55,533	$40,186

Supplemental disclosure of cash flow information:
Cash paid for interest	$7	$22
Cash paid for taxes	$4,217	$2,376

Noncash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$3,238	$870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Business

Lakeland Industries, Inc. and Subsidiaries (“Lakeland,” the “Company,” “we,” “our” or “us”), a Delaware corporation organized in April 1986, manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a network of over 1,600 global safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, through distributors, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mixture of end users directly, and to industrial distributors depending on the particular country and market. Sales are made to more than 50 foreign countries, the majority of which were into China, the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India and Southeast Asia.

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

In this Form 10-Q, (a) “FY” means fiscal year; thus for example, FY22 refers to the fiscal year ending January 31, 2022, (b) “Q” refers to quarter; thus, for example, Q3 FY22 refers to the third quarter of the fiscal year ending January 31, 2022, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet and (d) “Statement of Income” refers to the unaudited condensed consolidated statement of income.

3.	Investments

On October 18, 2021, the “Company entered into an Investment Agreement (the “Investment Agreement”) with Inova Design Solutions Ltd, a private limited company incorporated under the laws of England and Wales and headquartered in the United Kingdom, doing business as Bodytrak® (“Bodytrak”), and the other parties thereto, pursuant to which Bodytrak agreed to issue and sell to the Company 508,905 cumulative convertible series A shares of Bodytrak (“Series A Shares”) in exchange for a payment by the Company of £2,000,000 ($2.8 million). The closing of this minority investment transaction occurred on October 18, 2021.

Bodytrak provides wearable monitoring solutions for customers in industrial health, safety, defense and first responder markets wanting to achieve better employee health and performance. Bodytrak’s solution is provided as a platform as a service (PaaS), delivering real-time data and cloud-based analytics, and hardware that includes a patented earpiece for, physiological monitoring and audio communications.

The Series A Shares issued to the Company at the closing represent approximately 11.43% of Bodytrak’s total share capital. Under the terms of the Investment Agreement, the Company may also elect, within 30 months of the date of the initial investment, to acquire up to an additional 381,679 Series A Shares of Bodytrak for £1,500,000 (approximately $2.0 million at current exchange rates) assuming all 381,679 Series A Shares are acquired by the Company), which would result in the Company owning an aggregate of 18.42% of Bodytrak’s share capital, assuming no other shares are issued by Bodytrak. The investment in Bodytrak will be accounted for under the equity method given our board representation and the resulting ability to exercise significant influene. A substantial portion of our investment represents differences in our investment and our share of the underlying recognized net assets of Bodytrak. These differences are predominately attributable to non-amortizing intangible assets, including internally developed intellectual property, of Bodytrak.

4.	Inventories

Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in $000s):
	October 31, 2021	January 31, 2021

Raw materials	$17,988	$18,941
Work-in-process	415	409
Finished goods	31,420	27,047
Excess and obsolete adjustments	(2,781)	(2,564)
	$47,042	$43,833

5.	Long-Term Debt

Revolving Credit Facility

On June 25, 2020, the Company entered into a Loan Agreement (the “Loan Agreement”) with Bank of America (“Lender”). The Loan Agreement provides the Company with a secured $12.5 million revolving credit facility, which includes a $5.0 million letter of credit sub-facility. The Company may request from time to time an increase in the revolving credit loan commitment of up to $5.0 million (for a total commitment of up to $17.5 million). Borrowing pursuant to the revolving credit facility is subject to a borrowing base amount calculated as (a) 80% of eligible accounts receivable, as defined, plus (b) 50% of the value of acceptable inventory, as defined, minus (c) certain reserves as the Lender may establish for the amount of estimated exposure, as reasonably determined by the Lender from time to time, under certain interest rate swap contracts. The borrowing base limitation only applies during periods when the Company’s quarterly funded debt to EBITDA ratio, as defined, exceeds 2.00 to 1.00. The credit facility will mature on June25,2025.

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

As of October 31, 2021, the Company had no borrowings outstanding on the letter of credit sub-facility and no borrowings outstanding under the revolving credit facility.

Prior to the execution of the Loan Agreement with Bank of America, the Company repaid a $1.2 million term loan that was outstanding under a similar agreement with SunTrust Bank. The Company has terminated the borrowing agreement with SunTrust Bank.

Borrowings in UK

There were no borrowings outstanding under the Company’s existing credit facility with HSBC Bank at October 31, 2021 and January 31, 2021. Amounts due the Company, under the facility with HSBC Invoice Finance (UK) Ltd., of $1.1 million and $2.0 million as of October 31, 2021, and January 31, 2021, respectively, are included in other current assets on the accompanying consolidated balance sheets.

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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC (UK); Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Banco Nacion in Argentina; TD Canada Trust; Banco Itaú S.A., Santander in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, and JSC Bank Centercredit in Kazakhstan. The Company monitors its financial depositories by their credit rating which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There was approximately $13.9 million total included in U.S. bank accounts and approximately $41.6 million total in foreign bank accounts as of October 31, 2021, of which $54.8 million was uninsured.

Major Customer

No customer accounted for more than 10% of net sales during the three months and nine months ended October 31, 2021 and 2020.

Major Supplier

No vendor accounted for more than 10% of purchases during the three months and nine months ended October 31, 2021 and 2020.

7.	Stockholders’ Equity

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

On June 16, 2021, the stockholders of the Company approved Amendment No. 1 (the “Amendment”) to the 2017 Plan. The Amendment increases the number of shares of common stock, par value $0.01per share (the “Common Stock”), of the Company reserved for issuance under the Plan by 480,000 shares.

An aggregate of 840,000shares of the Company’s common stock are authorized for issuance under the 2017 Plan, subject to adjustment as provided in the 2017 Plan for stock splits, dividends, distributions, recapitalizations and other similar transactions or events. If any shares subject to an award are forfeited, expire, lapse or otherwise terminate without issuance of such shares, such shares shall, to the extent of such forfeiture, expiration, lapse or termination, again be available for issuance under the 2017 Plan.

The Company recognized total stock-based compensation costs, which are reflected in operating expenses (in 000’s):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
2017 Plan:
Total restricted stock and stock option programs	$418	$835	$1,025	$1,245
Total income tax expense recognized for stock-based compensation arrangements	$108	$175	$266	$262

Restricted Stock

Under the 2017 Plan, as described above, the Company awarded performance-based and service-based shares of restricted stock and restricted stock units to eligible employees and directors. The following table summarizes the activity under the 2017 Plan for the nine months ended October 31, 2021. This table reflects the amount of awards granted at the number of shares that would be vested if the Company were to achieve the maximum performance level under the December 2019, April 2020 and June 2021 grants.

	Performance- Based	Service-Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2021	245,210	30,930	276,140	$13.24
Awarded	23,101	38,071	61,172	$21.71
Vested	(79,574)	----	(79,574)
Forfeited	----	----	----
Outstanding at October 31, 2021	188,737	69,001	257,738	$14.75

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

The compensation cost is based on the fair value at the grant date, is recognized over the requisite performance/service period using the straight-line method, and is periodically adjusted for the probable number of shares to be awarded. As of October 31, 2021, unrecognized stock-based compensation expense totaled $1.7 million pursuant to the 2017 Plan based on outstanding awards under the Plan. This expense is expected to be recognized over approximately two years.

Stock Repurchase Program

On February 17, 2021, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $5.0 million of its outstanding common stock. This program replaced the prior program which had approximately $800,000 remaining for repurchases. On July 6, 2021, the Company’s Board of Directors authorized a $5.0million increase in the Company’s current stock repurchase program. During the three months ended July 31, 2021, the Company repurchased 227,454shares for $5.0million leaving $5.0million remaining under the stock repurchase program at July 31, 2021. During the three months ended October 31, 2021, the Company repurchased 43,570shares for $0.9 million leaving $4.1 million remaining under the stock repurchase program at October 31, 2021.

8.	Income Taxes

The Company's effective tax rate for the third quarter of FY22 was 31.7% which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and state income taxes. The Company's effective tax rate for the third quarter of FY21 was 25.9%, which differs from the U.S. statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and state income taxes.

The Company's effective tax rate for the nine months ended October 31, 2021 was 29.8% which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and state income taxes. The Company recorded a discrete item related to the remeasurement of deferred taxes for $0.8 million of tax expense primarily as a result of the statutory change in the State of Alabama apportionment factor. The Company's effective tax rate for the nine months ended October 31, 2020 was 21.3% which differs from the U.S. statutory rate of 21% primarily due to Global Intangible Low-Taxed Income (“GILTI”) and an adjustment to reflect the recapture of U.S. NOL as a result of applying the GILTI high tax exclusion in tax years FY19 and FY20.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. The valuation allowance was $3.0 million and $2.7 million at October 31, 2021 and January 31, 2021, respectively.

9.	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share at October 31, 2021 and 2020 as follows (in $000s except per share amounts):
	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Numerator:
Net income	$2,792	$9,264	$9,991	$27,237
Denominator:
Denominator for basic net income per share (weighted-average shares which exclude shares in the treasury, 780,266 and 509,242 at October 31, 2021 and 2020, respectively	7,849,591	7,979,902	7,942,162	7,976,228
Effect of dilutive securities from restricted stock plan	149,374	143,946	152,863	134,207
Denominator for diluted net income per share (adjusted weighted average shares)	7,998,965	8,123,848	8,095,025	8,110,435
Basic net income per share	$0.36	$1.16	$1.26	$3.41
Diluted net income per share	$0.35	$1.14	$1.23	$3.36

10.	Contingencies

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

Transfer of Shares Agreement

On July 31, 2015, Lakeland and Lakeland Brazil completed a conditional closing of a Shares Transfer Agreement (the “Shares Transfer Agreement”) with Zap Comércio de Brindes Corporativos Ltda (“Transferee”), a company owned by an existing Lakeland Brazil manager, entered into on June 19, 2015. Pursuant to the Shares Transfer Agreement, the Transferee acquired all of the shares of Lakeland Brazil owned by the Company.

Although the Company formally completed the terms of the Shares Transfer Agreement, pursuant to which our entire equity interest in Lakeland Brazil was transferred, during the fiscal year ended January 31, 2016, we may continue to be exposed to certain liabilities arising in connection with the operations of Lakeland Brazil, which was shut down in late March 2019. The Company understands that under the laws of Brazil, a parent company may be held liable for the liabilities of a former Brazilian subsidiary in the event of fraud, misconduct, or under various theories. In this respect, as regards labor claims, a parent company could conceivably be held liable for the liabilities of a former Brazilian subsidiary. Although the Company would have the right of adversary system, full defense and due process, in case of potential litigation, there can be no assurance as to the findings of the courts in Brazil.

Labor Claims in Brazil

As disclosed in our periodic filings with the Securities and Exchange Commission (the “SEC”), we agreed to make certain payments in connection with ongoing labor litigation involving our former Brazilian subsidiary. While the vast majority of these labor suits have been resolved, one significant claim remains; a civil claim filed by separate former officers of our former Brazilian subsidiary. Lakeland is a named co-defendant in the civil matter.

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

General litigation contingencies

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of October 31, 2021, to the best of the Company’s knowledge, there were no outstanding claims or litigation, except for the labor contingencies in Brazil described above.

11.	Segment Reporting

We manage our operations by evaluating each of our geographic locations. Our US operations include a facility in Alabama (primarily distribution to customers of the bulk of our products and light manufacturing of our chemical, wovens, reflective, and fire products). The Company also maintains one manufacturing company in China (primarily disposable and chemical suit production), a manufacturing facility in Mexico (primarily disposable, reflective, fire and chemical suit production), a manufacturing facility in Vietnam (primarily disposable production) and a small manufacturing facility in India. Our China facility produces the majority of the Company’s products and China generates a significant portion of the Company’s international revenues. We evaluate the performance of these entities based on operating profit, which is defined as gross profit less operating expenses. We have sales forces in the United States, Canada, Mexico, Europe, Latin America, India, Russia, Kazakhstan, Australia and China, which sell and distribute products shipped from the United States, Mexico, India, Vietnam or China.

The table below represents information about reported segments for the three and nine month periods noted therein:

	Three Months Ended October 31,		Nine Months Ended October 31,
	(in millions of dollars)		(in millions of dollars)
	2021	2020	2021	2020
Net Sales:
USA Operations (including Corporate)	$11.72	$17.43	$39.43	$57.11
Other foreign	2.22	3.39	7.23	8.81
Europe (UK)	1.70	5.58	8.79	12.75
Mexico	1.25	2.12	4.12	4.84
Asia	21.85	23.25	59.31	67.42
Canada	2.92	4.20	6.78	10.92
Latin America	2.49	3.75	9.28	9.38
Less intersegment sales	(14.12)	(18.27)	(43.35)	(49.18)
Consolidated sales	$30.03	$41.45	$91.59	$122.05
External Sales:
USA Operations (including Corporate)	$10.61	$17.04	$36.46	$54.60
Other foreign	1.69	2.72	5.02	7.04
Europe (UK)	1.70	5.58	8.79	12.75
Mexico	0.99	1.91	3.29	3.89
Asia	9.83	6.36	22.40	23.80
Canada	2.92	4.20	6.78	10.92
Latin America	2.29	3.64	8.85	9.05
Consolidated external sales	$30.03	$41.45	$91.59	$122.05

Intersegment Sales:
USA Operations (including Corporate)	$1.09	$0.39	$2.97	$2.50
Other foreign	0.54	0.67	2.22	1.77
Mexico	0.27	0.21	0.83	0.95
Asia	12.02	16.90	36.91	43.62
Latin America	0.20	0.10	0.42	0.34
Consolidated intersegment sales	$14.12	$18.27	$43.35	$49.18

	Three Months Ended October 31,		Nine Months Ended October 31,
	(in millions of dollars)		(in millions of dollars)
	2021	2020	2021	2020
Operating Profit (Loss):
USA Operations (including Corporate)	$(2.03)	$2.17	$(2.88)	$7.86
Other foreign	0.40	0.96	1.40	3.35
Europe (UK)	(0.04)	1.75	1.72	3.35
Mexico	(0.28)	0.11	(0.61)	0.12
Asia	4.96	6.04	11.34	15.51
Canada	0.65	0.55	1.41	1.95
Latin America	0.43	1.24	2.10	2.93
Intersegment profit (loss)	----	(0.33)	(0.23)	(0.47)
Consolidated operating profit	$4.09	$12.49	$14.25	$34.60

	October 31, 2021	January 31, 2021
	(in millions of dollars)
Total Assets:
USA Operations (including Corporate)	$53.84	$52.31
Other foreign	8.55	8.37
Europe (UK)	9.35	11.33
Mexico	5.31	5.62
Asia	54.47	47.29
Canada	5.42	8.03
Latin America	8.21	6.97
Consolidated assets	$145.15	$139.92

The table below presents external sales by product line:

	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, (in millions of dollars)
	2021	2020	2021	2020
External Sales by product lines:
Disposables	$18.14	$25.78	$53.04	$80.77
Chemical	5.15	9.71	19.01	24.77
Fire	1.50	1.62	5.92	4.74
Gloves	0.63	0.54	1.66	1.86
High Visibility	1.65	1.40	3.81	3.70
High Performance Wear	0.90	0.74	2.77	1.56
Wovens	2.06	1.66	5.38	4.65
Consolidated external sales	$30.03	$41.45	$91.59	$122.05

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

•	as a result of the COVID-19 pandemic, a recession or other negative economic conditions may result which could negatively affect our results of operations;
•

sales and operating profits for the nine month period ended October 31, 2021, and for the fiscal year ended January 31, 2021,were positively affected by COVID-19 related demand; upon diminishment of this pandemic, we will no longer experience this effect;

•	our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates;
•	the implementation of our "Enterprise Resource Planning ("ERP") system had, and may in the future as we implement ERP into foreign operations have, an adverse effect on operating results;
•	we have manufacturing and other operations in China which may be adversely affected by tariff wars and other trade maneuvers;
•	our results of operations may vary widely from quarter to quarter;
•	some of our sales are to foreign buyers, which exposes us to additional risks;
•	we deal in countries where corruption is an obstacle;
•	we are exposed to tax expense risks;
•	because we do not have long-term commitments from many of our customers, we must estimate customer demand, and errors in our estimates could negatively impact our inventory levels and net sales;
•	we face competition from other companies, a number of which have substantially greater resources than we do;
•	our operations are substantially dependent upon key personnel;
•	cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and results of operations;
•	we may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims;
•	environmental laws and regulations may subject us to significant liabilities;
•	our directors and executive officers have the ability to exert significant influence on us and on matters subject to a vote of our stockholders;
•	provisions in our restated certificate of incorporation and by-laws and Delaware law could make a merger, tender offer or proxy contest difficult;
•	acquisitions and investments could be unsuccessful;
•	we may not achieve the expected benefits from strategic acquisitions, investments, joint ventures, capital investments and other corporate transactions that we have pursued or may pursue;
•	we may need additional funds, and if we are unable to obtain these funds, we may not be able to expand or operate our business as planned;
•	rapid technological change could negatively affect sales of our products, inventory levels and our performance; and
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

Our net sales attributable to customers outside the United States were $19.4 million and $24.4 million for the three months ended October 31, 2021 and 2020, respectively and $55.1 million and $67.5 million for the nine months ended October 31, 2021 and 2020, respectively.

Response to COVID-19 Outbreak

Our strategy for responding to the COVID-19 outbreak evolved from prior “black swan” events. These events have been disruptive for the users of our products and contributed little in terms of sustainable business improvement or growth for the suppliers. Any business gains attributable to these events were limited to short-term increases in sales volume and price increases associated with capacity expansion and expedited deliveries. In responding to COVID-19 Lakeland sought a new approach. Throughout COVID-19 we focused our attention on our existing business, adding new customers, and increasing market penetration by prioritizing service to our existing industrial end users and seeking new customers who were experiencing supply shortages. We sought to service the COVID-19 market to the extent that Lakeland had excess capacity after servicing existing and new industrial customers. We believe that focusing on the industrial market first and the pandemic market second, is a sound strategy for increasing market penetration in a post COVID-19 environment. Even though we were successful in selling to more than 500 new distributrors and end users, 75% of whom were outside of the U.S. market, excess pipeline inventory and freight delays have proven a significant headwind. We anticipate that excess inventory will decline steadily as intermittent surges in COVID-19 cases continue and that industrial growth will continue to improve internationally as we transition from an emergency COVID-19 response to a business environment where COVID-19 is a dimisnished, but persistent component of sales.

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

The last two weeks of FY20, all of FY21, and the nine months ended October 31, 2021, were impacted by our COVID-19 response strategy. As the pandemic progressed in FY21, we saw reductions in industrial activity due to lockdowns and work restrictions that resulted in diminished sales into petrochemicals, the utility sector, and industrial segments like automotive and airlines. Our second and third quarters of FY21 were the peak quarters for Personal Protective Equipment (PPE) pandemic sales. In Q4 FY21 we began to see a softening in demand for COVID-19 related sales, and a return of general industrial demand that continued into Q3 FY22. As the COVID-19 pandemic wanes, demand for associated PPE is falling, but the decline is being offset in part by an increase in industrial activity and associated industrial demand for PPE. COVID-19 related demand was estimated to be approximately 30% to 35% of FY21 revenue and accounted for an estimated 20% of Q3 FY22 sales.

The increase in COVID-19 driven sales in Q3 FY22, (approximately 20%) compared to Q2 FY22 (approximately 13%) is a significant departure from our previous expectations for continuous quarter over quarter declines in COVID-19 demand as the pandemic winds down.  We attribute this change primarily to regional differences in COVID-19 responses and preparation.  Q3 FY22 saw a wave of COVID-19 outbreaks in Southeast Asia while Q2 FY22 was the height of the delta variant outbreak in the U.S.  We believe that the quarter over quarter increase in COVID sales as a percent of revenue reflects how regional pandemic responses, specifically the percentage of the the population vaccinated and the quantities of PPE stockpiled, may lead to fluctuations in COVID-19 sales going forward.  COVID-19 outbreaks in developing regions of the world are likely to result in greater demand than outbreaks in developed countries where vaccination levels and stockpiles are greater. Q2 FY22 saw the bulk of the delta variant outbreak in the U.S. but generated less demand than the Q3 FY22 outbreak of the same variant in Southeast Asia.  We believe this trend is likely to repeat itself, with diminishing demand differences, as the pandemic runs its course to some persistent level with an indeterminant demand level similar to the seasonal flu.  Our strategy in response to this development is unchanged as we are well positioned to address demand fluctuations around the world and have adequate inventory of finished good to respond, without delay, to these events as they unfold. Likewise, this development does not alter our internal growth projections as the net result of this trend is demand for our products exceeding our previous expectations.

While we saw, and noted, an initial recovery in the industrial markets in the U.S., we now believe that the strength of the recovery was magnified by freight delays extending order leadtimes leading distributors and end users to place more orders as industrial activity surged. As these delayed shipments arrived throughout the nine months ended October 31, 2021, an excess of inventory was created in U.S. distribution channels. As stated earlier, we believe that intermittent surges in COVID-19 cases and the subsequent high rates of hospitalizations in the U.S. will draw down this inventory as freight delays continue. We believe that industrial activity in developed regions of the world is likely to continue to increase as vaccination levels increase and therapeutics improve, lessening reliance on shutdowns or lockdowns to control virus spread. As stated previously, we believe that developing regions of the world that are less prepared and have less robust medical care, will be slower in industrial recovery. We do not anticipate a slower industrial recovery in developing regions to negatively impact our growth potential primarily because the regional dispersion of our sales favors the developed regions of the world by a significant margin.

As noted above, as freight delayed orders have arrived through late Q1, and all of Q2 and Q3 FY22, PPE manufacturing has caught up to current COVID-19 demand. Raw materials and finished goods pricing have declined, but increased freight costs and lack of availability of some precursors threaten to limit if not reverse the downward trend. Our future sales would be affected should there be an industry-wide shortage of necessary raw materials in the event of another rise or surge in COVID-19 cases, including any surges due to COVID-19 variants such as the delta or omicron variants. As previously noted, we did experience significant price increases for fabric during FY21 and managed our available manufacturing capacity to lower costs, and increased prices, to meet customer demand.

In Q3 FY22 we did not experience any manufacturing shutdowns or closures of any of our facilities due to COVID-19. Employee absence due to potential exposure or quarantine of the neighborhood in which they live is a persistent problem, but has not resulted in the shutdown of any facilties. We have not experienced any manufacturing capacity issues due to inability to source raw materials, government quarantine, or shelter-in-place orders, or due to COVID-19 outbreaks in any of our factories, however there can be no assurance that this will continue to be the case. In addition, we cannot predict any potential incremental cost that may be associated with any federal, state or local vaccine mandates or related testing protocol. While current economic indicators and industry data indicate an industrial market recovery, potential headwinds to revenue as we emerge from pandemic sales include the possibility of a recession and consumer stockpiled inventories that may temper demand within our regular markets in the fourth quarter of FY22.

While we have not experienced any raw materials shortages in our Asian manufacturing operations, we are experiencing some issues with U.S. sourced raw materials due to labor and precursor shortages affecting our higher margin product lines. In both Asia and the U.S., increasing labor and freight costs, as well as inflationary pressures threaten to drive raw material costs up and may negatively impact our gross margins. Where we can, we will seek to recover increased costs with corresponding price increases.

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

Having successfully realized significant efficiency gains, resulting in increased profitability, that we intend to make permanent, we are now focused on adding human and IT resources required to accelerate our growth rate in a post-COVID-19 environment. We have emerged from FY21 and COVID-19 nearly twice as profitable as we were pre-COVID-19. This is evident when comparing Q3 FY20 (pre-COVID) to Q3 FY22. Sales revenues of $30.0 million in Q3 FY22 exceeded Q3 FY20 sales of $27.5 million and net income more than doubled from $1.1 million in Q3 FY20 to $2.8 million in Q3 FY22. Going forward, we will continue improving efficiencies by rationalizing our product offering in non-COVID product lines. To do this we will be acquiring additional senior and middle managers with specific skills in Sales and Marketing, Quality Control, Supply Chain Management, and Industrial Engineering. These personnel will facilitate future manufacturing expansion by assuring that we have the skill sets necessary to meet our growth targets. In addition, we may pursue growth through acquisitions.

On October 18, 2021, the Company made a strategic investment of $2.8 million in Inova Design Solutions Ltd. (doing business as Bodytrak®) as a groundbreaking step toward entering the Connected Worker Market for “Smart PPE.” Bodytrak’s unique ear-based sensor platform uses precise physiological measurements and cloud-based analytics to automate health, safety and performance monitoring, making it an ideal complement to Lakeland’s portfolio of industrial protective solutions.

Bodytrak (London, UK) provides wearable monitoring solutions for customers in industrial health, safety, defense and first responder markets wanting to achieve better employee health and performance. Bodytrak’s solution is provided as a platform as a service (PaaS), delivering real-time data and cloud-based analytics, and hardware that includes a patented earpiece, for physiological monitoring and audio communications.

Significant Balance Sheet Fluctuation October 31, 2021, Compared to January 31, 2021

Cash increased by $2.9 million, primarily as continued profitability and improved accounts receivable collection generated $12.6 million of cash flow from operations offset by our investment of $2.8 million in Bodytrak, $5.9 million of share purchases under our treasury stock program. Accounts receivable decreased due to improved collections and lower sales levels compared to prior year. Inventory increased $3.2 million due to planned increases to offset freight delays, and reduced demand as compared to prior year. Accounts payable, accrued compensation, and other accrued expenses decreased $2.0 million. Capital expenditures for the three and nine months ended October 31, 2021 were $0.1 million and $0.6 million, respectively.

Three Months ended October 31, 2021, Compared to the Three Months Ended October 31, 2020

Reference is made to “Overview; Response to COVID-19 Outbreak” above which should be read in conjunction with this Section.

Net Sales. Net sales were $30.0 million for the three months ended October 31, 2021 a decrease of $11.5 million or 27.7% compared to $41.5 million for the three months ended October 31, 2020. Sales of our disposable and chemical product line were impacted in the third quarter due to a reduction in direct container sales driven by COVID-19 demand and continued softness in demand from our industrial markets. Other product lines such as fire, high performance, and wovens, increased by $0.4 million due to strengthening demand in those markets. Sales were affected by customers over-ordering in prior periods, resulting in excess channel inventories, and shipping delays with ocean freight carriers.

Gross Profit. Gross profit for the three months ended October 31,  2021 was $12.6 million, a decrease of $9.1 million, or 41.9%, compared to $21.7 million for the three months ended October 31, 2020. Gross profit as a percentage of net sales decreased to 42.1% for the three month period ended October 31, 2021, from 52.3% for the three months ended October 31, 2020. Gross profit performance in the fiscal 2021 period benefited from higher volumes including direct container shipments, related factory utilization and an improving product mix with pricing power.  Major factors driving the decline in gross margins in the three months ended October 31, 2021, were:

•	Lower level of direct container sales in the current period.
•	Return to competitive pricing pressures as COVID-19 demand decreases.
•	Increases in transportation costs.

Operating Expense. Operating expenses decreased 7.6% from $9.2 million for the three months ended October 31, 2020 to $8.5 million for the three months ended October 31, 2021. This decrease is attributable to decreases in sales compensation, equity compensation, bad debt, and currency fluctuations offset by increases in travel and administrative expenses. Operating expenses as a percentage of net sales was 28.4% for the three months ended October 31, 2021, up from 22.2% for the three months ended October 31, 2020 primarily due to the lower volume of sales.

Operating Profit. Operating profit declined to $4.1 million for the three months ended October 31, 2021 from $12.5 million for the three months ended October 31, 2020, due to the impacts detailed above. Operating margins were 13.6% for the three months ended October 31, 2021, as compared to 30.1% for the three months ended October 31, 2020.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $1.3 million for the three months ended October 31, 2021, compared to $3.2 million for the three months ended October 31, 2020. The decrease is due to the reduction in pre-tax income. The effective rate for the three months ended October 31, 2021 was 31.7%. The effective rate for the three months ended October 31, 2020 was 25.9%.

Net Income. Net income decreased by $6.5 million to $2.8 million for the three months ended October 31, 2021 from income of $9.3 million for the three months ended October 31, 2020.

Nine Months ended October 31, 2021, Compared to the Nine Months Ended October 31, 2020

Reference is made to “Overview; Response to COVID-19 Outbreak” above which should be read in conjunction with this Section.

Net Sales. Net sales were $91.6 million for the nine months ended October 31, 2021 as compared to $122.1 million for the nine months ended October 31, 2020, a decrease of 25.0%. Sales of our disposable and chemical product line declined by $33.5 million due to reduction in direct container sales driven by COVID-19 demand and continued softness in demand for industrial applications. As noted, it is anticipated that COVID-19 demand will continue to diminish. Other product lines such as fire, high performance and wovens, increased by $3.1 million in the aggregate during the period due to strengthening in those markets.

For the nine months ended October 31, 2020 sales globally were driven by COVID-19 demand, as we realized significant increases in all markets for our disposable and chemical product lines.

Gross Profit. Gross profit was $39.7 million for the nine months ended October 31, 2021, a decrease of $21.5 million, or 35.1%, from $61.2 million for the nine months ended October 31, 2020. Gross profit as a percentage of net sales decreased to 43.4% for the nine months ended October 31, 2021, from 50.1% for the nine months ended October 31, 2020. Major factors driving gross margins were:

•	Significant decreases in volumes driven by COVID-19 demand.
•	Decrease in direct container sales.
•	Return to competitive pricing pressures as COVID-19 demand decreases.
•	Increases in transportation costs.

Operating Expense. Operating expenses declined $1.1 million, or 4.1%, to $25.5 million for the nine months ended October 31, 2021 from $26.6 million for the nine months ended October 31, 2020. This decrease was due to decreases in sales compensation, customer incentives, equity compensation, and currency fluctuations offset by increases in administrative expenses, technology licenses, and depreciation.  Operating expenses as a percentage of net sales was 27.8% for the nine months ended October 31, 2021, up from 21.8% for the nine months ended October 31, 2020 primarily due to the lower volume of sales.

Operating Profit. Operating profit decreased to $14.3 million for the nine months ended October 31, 2021 from $34.6 million for the nine months ended October 31, 2020, due to the impacts detailed above. Operating margins were 15.6% for the nine months ended October 31, 2021, as compared to 28.3% for the nine months ended October 31, 2020.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $4.2 million for the nine months ended October 31, 2021, compared to $7.4 million for the nine months ended October 31, 2020. The decrease is mainly attributable to the decrease in operating profit. The Company recorded a discrete item related to the remeasurement of deferred taxes for $0.8million of tax expense primarily as a result of the  statutory change in the State of Alabama apportionment factor. The effective rate for the nine months ended October 31, 2021 was 29.8%. The effective rate for the nine months ended October 31, 2020 was 21.3%.

Net Income. Net income decreased by $17.2 million to $10.0 million for the nine months ended October 31, 2021 from $27.2 million for the nine months ended October 31, 2020.

Liquidity and Capital Resources

At October 31, 2021, cash and cash equivalents were approximately $55.5 million and working capital was approximately $111.0 million. Cash and cash equivalents increased $2.9 million and working capital increased $2.8 million from January 31, 2021, due to continued profitability and a focus on working capital efficiencies, partially offset by treasury stock purchases of $5.9 million and investment in Bodytrak of $2.8 million.

Of the Company’s total cash and cash equivalents of $55.5 million as of October 31, 2021, cash held in Latin America of $2.6 million, cash held in Russia and Kazakhstan of $0.7 million, cash held in the UK of $0.6 million, cash held in India of $0.9 million, cash held in Hong Kong of $7.0 million and cash held in Vietnam of $2.0 million would not be subject to additional US tax in the event such cash was repatriated due to the change in the US tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). In the event the Company repatriated cash from China, of the $26.3 million balance at October 31, 2021 there would be an additional 10% withholding tax incurred in that country.

Net cash provided by operating activities of $12.6 million for the nine months ended October 31, 2021 was primarily due to net income of $10.0 million, non-cash expenses of $3.5 million, and decrease in net current assets of $1.6 million offset by a reduction in current liabilities of $2.5 million.  Net cash used in investing activities of $3.4 million for the nine months ended October 31, 2021 reflects office and manufacturing equipment purchases and the investment in Bodytrak of $2.8 million. Net cash used in financing activities was $6.5 million for the nine months ended October 31, 2021, due to $5.9 million in shares repurchased under our treasury stock buyback program and shares returned to pay income taxes on shares vested under our restricted stock program.

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

The Loan Agreement requires the Company to maintain a Funded Debt to EBITDA (as each such term is defined in the Loan Agreement) ratio of 3.0 to 1.0 or less and a Basic Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of at least 1.15 to 1.0. The Loan Agreement also contains customary covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, or merge, consolidate or sell or otherwise transfer assets. The Company was in compliance with all of its debt covenants as of October 31, 2021.

Other than the changes described above, the terms and conditions of the Loan Agreement remain in full force and effect.

Stock Repurchase Program. On February 17, 2021, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock. On July 6, 2021, the Board of Directors authorized an increase in the Company’s current stock repurchase program under which the Company may repurchase up to an additional $5 million of its outstanding common stock. Shares repurchased in the nine months ended October 31, 2021 totaled 271,024 shares at a cost of $5.9 million leaving $4.1 million remaining under the stock repurchase program at October 31, 2021.

Capital Expenditures. Our capital expenditures for the first nine months of FY22 of $0.6 million principally relate to capital purchases for our manufacturing facilities in Mexico, Vietnam and India, enhancement of our global IT infrastructure and furnishing our new corporate headquarter office. We anticipate FY22 capital expenditures to be approximately $1.0 million as we continue to deploy our ERP solution globally, invest in strategic capacity expansion, and replace existing equipment in the normal course of operations. The Company may also seek to expend funds in connection with acquisitions.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our fiscal year 2021 Annual Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report. There have been no significant changes in the application of our critical accounting policies during the nine months ended October 31, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock during the third quarter of 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Programs (2)
August 1 – August 31	—	$—	—	$5,000,000
September 1 – September 30	—	$—	—	$5,000,000
October 1 – October 31	56,870	$20.60	43,570	$4,105,179
Total	56,870	$$20.60	43,570	$4,105,179

(1)	Includes withholding of 13,300 restricted shares to cover taxes on vested restricted shares during the third quarter of FY22.
(2)	The Company has repurchased a total of 271,024 shares of stock under this program as of the date of this filing for $5,894,726, inclusive of commissions.

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
10.1

Investment Agreement, dated as of October 18, 2021, by and among Lakeland Industries, Inc., Inova Design Solutions LTD and the other parties thereto (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed on October 20, 2021)

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
101*

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended October 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND INDUSTRIES, INC. (Registrant)

Date: December 9, 2021	/s/ Charles D. Roberson
Charles D. Roberson, Chief Executive Officer, President and Secretary (Principal Executive Officer and Authorized Signatory)

Date: December 9, 2021	/s/ Allen E. Dillard
Allen E. Dillard, (Principal Financial Officer and Authorized Signatory)

