Form 10-K
period 2022-01-31
LAKELAND INDUSTRIES INC
filed 2022-04-21
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2022

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

The aggregate market value of voting stock held by non-affiliates as of July 31, 2021 was approximately $205.2 million.  As of April 11, 2022, there were outstanding 8,555,672 shares of common stock, $0.01 par value.

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

PART I

Lakeland Industries, Inc. (the “Company” or “Lakeland,” “we,” “our,” or “us”) was incorporated in the State of Delaware in 1986. Our executive office is located at 1525 Perimeter Parkway, Suite 325, Huntsville, AL 35806, and our telephone number is (256) 350-3873. Our website is located at www.lakeland.com. Information contained on our website is not part of this report.

ITEM 1. BUSINESS

Overview

We manufacture and sell a comprehensive line of protective clothing and accessories for the industrial and public protective clothing market. All Lakeland products either protect the wearer from something in their environment, or protect a product or process from the wearer. Our products must meet minimum performance requirements defined by industry best practice, and/or international or local standards.

Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a global network of over 1,600 safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, transportation, steel, glass, construction, smelting, heavy and light industry, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industries (electrical, natural gas, and water). In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the US Food and Drug Administration. Internationally, we sell to a mixture of end users directly, and to industrial distributors depending on the particular country and market. Sales are made into more than 50 foreign countries, the majority of which are into China, countries within the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India and countries within Southeast Asia. For purposes of this Form 10-K, (a) FY refers to a fiscal year ended January 31; for example, FY22 refers to the fiscal year ended January 31, 2022 and (b) Q refers to a quarter, for example Q4 FY 22 refers to the fourth quarter of the fiscal year ended January 31, 2022.

Lakeland regards owning and operating its own manufacturing facilities as a sustainable strategic advantage. We believe that ownership of manufacturing is the keystone to building a resilient supply chain. Having five manufacturing locations in five countries, coupled with sourcing core raw materials from multiple suppliers in various countries, affords Lakeland with manufacturing capabilities and supply chain resilience that cannot be matched by our competitors who use contractors.  Owning our manufacturing provides us with the ability to rapidly scale up production to meet emergency demand; shift production between locations in response to geopolitical threats to take advantage of new trade agreements, or avoid complications that may arise from trade disputes; and to maintain the highest levels of product quality.

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

Our corporate strategy is to continue diversification of our manufacturing capability and product lines, and leverage it with real-time business intelligence provided by our new technology and information systems, allowing our sales team to focus on products and markets that provide improved margins as well as economic and seasonal insensitivity. In this manner we will be able to develop products and services that will differentiate Lakeland well into the future.

The last two weeks of FY20 and all of FY21 were dominated by response to the COVID-19 outbreak. The virus’ progression into a global pandemic continued to impact our business in FY22. We believe that COVID-19 demand will diminish in FY23, as vaccines continue to be widely available and as COVID-19 transforms from a pandemic threat to endemic. As COVID-19 demand, currently estimated at approximately 15% of revenue, decreases, we anticipate a continuation of an increase in our core businesses (industrial) that began in Q2 FY22 and continued through Q4 FY22. Through the second half of Q2 and through Q4 FY22 our core business sales have been recovering steadily. We anticipate that COVID-19 related sales will continue into the first half of FY23, however not at the levels experienced in FY22 as demand for immediate use diminishes and gives way to stockpiling demand and increased core business sales.

At present, raw materials supply appears to have caught up with demand, albeit at prices above pre-COVID-19 pricing. We anticipate raw material pricing to continue at inflated levels into FY23. Our future sales would be affected should there be an industry-wide shortage of necessary raw materials in the event of another rise or surge in COVID-19 cases. As noted, we did experience significant price increases for fabric during FY21 and managed our available manufacturing capacity to lower costs, and increase prices to meet customer demand at these higher input costs. While leading economic indicators indicate a relatively robust industrial market recovery, potential headwinds to revenue as we emerge from pandemic sales include the possibility of a recession and consumer stockpiled inventories.

The Company is utilizing the business intelligence capability of its new technology and information systems to reorganize its global sales teams. We organized our sales personnel into four market-based, vertical teams. Our organization limits the number of products each salesperson focuses on to the specific vertical they work in and allows them to develop expertise in the use of Lakeland products within their specific market. This allows the Company to better focus marketing and sales efforts to drive growth in specific markets that are strategic for the Company.  Further we have utilized new Business Intelligence to continue to refine our sales compensation model to increase the percentage of sales compensation that is incentive based, while focusing sales on pricing discipline and margin retention.

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

Business Strategy

Key elements of our strategy include:

•	Continued Development of Manufacturing Capability: It is critical that we increase our manufacturing capacity to meet our sales growth targets. We currently operate five manufacturing facilities in five countries, affording us a unique capability to take advantage of various trade agreements and to adjust our manufacturing as those agreements change. Lakeland is also committed to manufacturing R&D and invests in new equipment to improve efficiencies, improve quality, and maximize manufacturing flexibility.

•

Improve Sales & Marketing in Existing Markets: We believe that we have continued opportunity to increase market penetration and improve margins in existing markets by our sales and marketing focus on vertical markets. The four vertical markets that we are focusing on are our core industrial (e.g. oil & petrochemicals, manufacturing, and auto) markets, the fire services market, the utilities (e.g. electrical, gas, and water) market, and critical environments (clean rooms) markets. Our focus on verticals allows our sales and marketing groups to better provide the expertise in specific applications relative to our products that our customers are seeking. The result is an improved ability to focus on specific products and sell multiple product lines to the same accounts affording us the opportunity to bundle products to secure business.

4

•

Continued Emphasis on Customer Service. We continue to offer a high level of customer service to distinguish our products and to create customer loyalty. The extension of our technology and information systems beyond the United States and Canada to all Lakeland subsidiaries will provide us with the necessary business intelligence to better anticipate customer demand and improve our planning and customer service. We offer well-trained and experienced sales and support personnel, on-time delivery and accommodation of custom and rush orders. We also seek to advertise our Lakeland branded tradenames and trademarks.

•	Introduce New Products: We continued our history of product development and innovation by introducing new proprietary products across all our product lines. In 2018 we introduced our CleanMax line of clean and sterile manufactured garments for use in critical and aseptic work environments. We also continued the development and introduction of our High Performance Wear line targeting electrical and gas distribution with a complete layering system designed to improve worker comfort and be worn away from as well as to work. We are continuing to ramp up manufacturing and add products to both of these lines.

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

We have integrated the US, Canadian, and Mexican sales teams into one coordinated unit, a strategic recognition that the three countries are increasingly part of a great North American market with inter-related industries and companies throughout, and our sales teams are sharing opportunities with each other. We have experienced situations in which we could not break through with a company in one country, but the team in another country was able to make a conversion to our products. Then, after successful use of our products in one country, the doors open to us in the other. We have installed SalesForce CRM software to facilitate this strategy globally.

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

•	Decrease Manufacturing Expenses by Opening New Manufacturing Facilities: We have successfully opened new manufacturing facilities in Vietnam and India in an effort to hedge against ever increasing manufacturing costs in China. Our China operation will continue for the foreseeable future to service products that are more complex and higher margin and for the manufacture of products for sale into China. Manufacturing expansion is not only necessary to control rising costs, it is also necessary for Lakeland to achieve its growth objectives.

We continue to diversify our raw material and component suppliers, qualifying multiple suppliers whenever possible to enable us to press for price reductions and better payment terms, as well as providing for continuity of supply.

We are sourcing raw materials and components from most of the countries in which we have operations in order to reduce freight costs and inventory levels.

We are re-engineering many products to reduce the amount of raw materials used and reduce the direct labor required as well as harmonizing designs to meet the requirements of multiple global markets. The result is improved manufacturing throughput and reduced inventory levels.

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

Marketing and Sales

Domestically, we employ a field sales force, organized in four vertical sales groups (industrial sales, fire service, critical environment, and utilities), to better support customers and enhance marketing. We further leverage our in-house sales team with independent sales representatives to a global network of over 1,600 safety and industrial supply distributors who buy our products for resale and typically maintain inventory at the local level in order to assure quick response times and the ability to serve their customers properly.

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

Patents and Trademarks

We own 20 patents and have one patent in the application and approval process with the US Patent and Trademark Office. We own 56 trademarks and have six trademarks in the application and approval process. Our active U.S. patents expire between 2022 and 2037. Intellectual property rights that apply to our various products include patents, trade secrets, trademarks and, to a lesser extent, copyrights. We maintain an active program to protect our technology, filing for patent and trademark protection in multiple countries where our product may be “knocked off” or where there exist significant sales of our products. Information regarding risks associated with our proprietary technology and our intellectual property rights may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

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

Globally, not only are the standards continuing to change, but the focus of standards activity is shifting. In response to increasing use of certification processes as a technical barrier to trade, standards writing bodies in the US and Europe have both concluded efforts to update and define conformity assessment (ANSI/ISEA 125 and the PPE Regulation respectively) within their own spheres of influence. Unfortunately, these are not “international standards” and can be easily ignored by other countries who wish to impose their own conformity assessment systems on importers. The result is an increasingly dynamic standards environment where not only are the standards changing, but the minimum requirements for conformity with the certification process itself are changing.

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

Government Regulation

We are governed by regulations that affect the manufacture, distribution, marketing and sale of its products. These policies differ among and within every country in which we operate. Changes in regulations, guidelines, procedural precedents and enforcement take place frequently and can impact the size, growth potential and profitability of products sold in each market.

Suppliers and Materials

It is our policy, whenever possible, to qualify multiple vendors for our fabrics and bindings. We frequently distribute our purchases among the top two or three suppliers, based on pricing and delivery schedules, in order to keep multiple suppliers qualified and proficient in the manufacture of the raw materials that we require. Materials, such as polypropylene, polyethylene, polyvinyl chloride, spunlaced polyester, melt blown polypropylene and their derivatives and laminates, are available from 30 or more major mills. FR fabrics are also available from a number of both domestic and international mills. The accessories used in the production of our disposable garments, such as thread, boxes, snaps and elastics, are obtained from unaffiliated suppliers. We currently use 25 suppliers located in the U.S. and internationally to supply our key fabrics. We have not experienced difficulty in obtaining our requirements for these commodity component items.

Due to the high cost of freight for our nonwoven fabrics, we also seek to find multiple sources that are local to our manufacturing to emergency demand and shift manufacturing between our locations with greater ease.

Human Capital Management

As of January 31, 2022, the Company employed approximately 1,800 people worldwide, of which approximately 100 were employed in the United States and 1,700 were employed outside of the United States. Approximately 1,400 or 75% of our global workforce is covered by collective bargaining agreements or works councils. Overall, we consider our employee relations to be good. Our culture is important to our success.

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

In addition, to support mental health and emotional well-being, all associates and their dependents worldwide have access to an Employee Assistance Program (“EAP”), at no cost to them. This includes access to visits with mental health care providers through the EAP.

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

Additional information about how we value our associates’ well-being, including our Global Human Rights Policy and our Global Workplace Health and Safety Policy, can be found in the Corporate Governance section of our corporate website. Nothing on our website, including our policies, or sections thereof, shall be deemed incorporated by reference into this Annual Report on Form 10-K or incorporated by reference into any of our other filings with the Securities and Exchange Commission.

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

Available Information

Our Internet address is www.Lakeland.com. We make the following filings available free of charge on the Investor Relations page on our website as soon as they have been electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as our proxy statement. Information contained on our website is not part of this annual report on Form 10-K or our other filings with the SEC. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers like us who file electronically with the SEC.

Information about our Executive Officers

The following is a list of the names and ages of all of our executive officers indicating all positions and offices they hold with us as of April 21, 2022.

Name	Age	Position

Charles D. Roberson	59	Chief Executive Officer, President and Secretary
Allen E. Dillard	62	Chief Operating Officer and Chief Financial Officer
Steven L. Harvey	61	Executive Vice President for Global Sales and Marketing

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

Allen E. Dillard has served as our Chief Operating Officer since January 1, 2022 and Chief Financial Officer since August 2019. Mr. Dillard was Chief Financial Officer of Digium, Inc., a provider of telecommunications solutions from September 2015 to August 2019. Mr. Dillard served as Chief Executive Officer of Mobular Technologies, Inc., a technology solutions provider from September 2003 to September 2015. Mr. Dillard has also served as CFO/Treasurer for Nichols Research Corporation and Wolverine Tube, Inc. and was a senior manager at Ernst & Young.

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

There is inherent risk, based on the complex relationships between China and the U.S., that political, diplomatic, military, or other events could result in business disruptions, including increased regulatory enforcement against companies, tariffs, trade embargoes, and export restrictions. Tariffs increase the cost of our products and the components and raw materials that go into making them. These increased costs adversely impact the gross margin that we earn on our products. Tariffs can also make our products more expensive for customers, which could make our products less competitive and reduce consumer demand. Countries may also adopt other measures, such as controls on imports or exports of goods, technology, or data, that could adversely impact the Company’s operations and supply chain and limit the Company’s ability to offer our products and services as designed. These measures can require us to take various actions, including changing suppliers and restructuring business relationships. Changing our operations in accordance with new or changed trade restrictions can be expensive, time-consuming, disruptive to our operations and distracting to management. Such restrictions can be announced with little or no advance notice, and we may not be able to effectively mitigate all adverse impacts from such measures. Political uncertainty surrounding trade and other international disputes could also have a negative effect on consumer confidence and spending. Any of these events could reduce customer demand, increase the cost of our products and services, or otherwise have a materially adverse impact on our customers’ and suppliers’ businesses and results of operations.

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

The impact the invasion of Ukraine, including economic sanctions or additional war or military conflict, as well as potential responses to them by Russia, is currently unknown and they could adversely affect the Company’s business, supply chain, suppliers or customers. In addition, the continuation of the invasion of Ukraine by Russia could lead to other disruptions, instability and volatility in global markets and industries that could negatively impact the Company’s operations. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, the availability of raw materials, supplies, freight and labor, currency exchange rates and financial markets, all of which could impact the Company’s business, financial condition and results of operations.

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

We have significant international operations and are subject to the risks of doing business in foreign countries. We have business operations in approximately 60 foreign countries. In FY22, more than half of our net sales were made by operations located outside the United States. Those operations are subject to various political, economic and other risks and uncertainties, which could have a material adverse effect on our business. These risks include the following:

•	unexpected changes in regulatory requirements;
•	changes in trade policy or tariff regulations;
•	changes in tax laws and regulations;
•	additional valuation allowances on deferred tax assets due to an inability to generate sufficient profit in certain foreign jurisdictions;
•	intellectual property protection difficulties or intellectual property theft;
•	difficulty in collecting accounts receivable;
•	complications in complying with a variety of foreign laws and regulations, some of which may conflict with U.S. laws;
•	foreign privacy laws and regulations;
•	trade protection measures and price controls;
•	trade sanctions and embargoes;
•	nationalization and expropriation;
•	increased international instability or potential instability of foreign governments;
•	effectiveness of worldwide compliance with Lakeland’s anti-bribery policy, the U.S. Foreign Corrupt Practices Act, and similar local laws;
•	difficulty in hiring and retaining qualified employees;
•	the ability to effectively negotiate with labor unions in foreign countries;
•	the need to take extra security precautions for our international operations;
•	costs and difficulties in managing culturally and geographically diverse international operations; and
•	pandemics and similar disasters.

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

Our quarterly results of operations have varied and are expected to continue to vary in the future. These fluctuations may be caused by many factors, including:

•	Currency volatility;
•	Global crises, such as the COVID-19 pandemic, oil spills, or ebola outbreak;
•	Our expansion of international operations;
•	Competitive pricing pressures;
•	Seasonal buying patterns resulting from the cyclical nature of the business of some of our customers;
•	Changes in the mix of products and services sold;
•	The timing of introductions and enhancements of products by us or our competitors;
•	Market acceptance of new products;
•	Technological changes in fabrics or production equipment used to make our products;
•	Availability of raw materials due to unanticipated demand or lack of precursors (oil and gas);
•	Changes in the mix of domestic and international sales; and
•	Personnel changes.

These variations could negatively impact our stock price.

Disruption in our supply chain or our manufacturing or distribution operations could adversely affect our business.

Our ability to manufacture, distribute and sell products is critical to our operations. These activities are subject to inherent risks such as natural disasters, power outages, fires or explosions, labor strikes, terrorism, epidemics, pandemics (including the ongoing COVID-19 pandemic), import restrictions, regional economic, business, environmental or political events, governmental regulatory requirements or nongovernmental voluntary actions in response to global climate change or other concerns regarding the sustainability of our business, which could disrupt our supply chain and impair our ability to manufacture or sell our products. This interruption, if not mitigated in advance or otherwise effectively managed, could adversely impact our business, financial condition and results of operations, as well as require additional resources to address.

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

Our performance is substantially dependent on the continued services and performance of our senior management and certain other key personnel, including Charles D. Roberson, our Chief Executive Officer, President and Secretary, Allen E. Dillard, our Chief Operating Officer and Chief Financial Officer, and Steven L. Harvey, our Executive Vice President for Global Sales and Marketing. The loss of services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations. In addition, any future expansion of our business will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing, customer service and manufacturing personnel, and our inability to do so could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on information technology systems to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. These systems may be materially impacted and/or disrupted by information security incidents such as ransomware, malware, viruses, phishing, social engineering, human error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events. Security breaches of our systems or security breaches of third parties’ systems on which we rely to process, store, or transmit electronic information, could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data.

We employ comprehensive measures to prevent, detect, address and mitigate cybersecurity threats (including access controls, data encryption, vulnerability assessments, management training, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems). However, our security measures may be inadequate to prevent security breaches and our business operations and reputation could be materially adversely affected by these events and any resulting federal and state fines and penalties, legal claims or proceedings. There are also significant costs associated with a data breach, including investigation costs, remediation and mitigation costs, notification costs, attorneys’ fees, and the potential for reputational harm and lost revenues due to a loss in confidence. We cannot predict the costs to comply with these laws or the costs associated with a potential data breach, which could have a material adverse effect on our business, results of operations, financial position and cash flows, and our business reputation. As cyber threats continue to evolve, we may be required to expend significant capital and other resources to protect against the threat of security breaches or to mitigate and alleviate problems caused by security incidents. While no cybersecurity attack to date has had a material impact on our financial condition, results of operations or liquidity, the threat remains.

Data privacy and security laws relating to the handling of personal information are evolving across the world and may be drafted, interpreted or applied in a manner that results in increased costs, legal claims, fines against us, or reputational damage.

As a global organization, we are subject to data privacy and security laws and regulations in numerous jurisdictions as a result of having access to and processing personal and/or sensitive data in the course of our business.

For example, in the United States, individual states regulate data breach notification requirements as well as more general privacy and security requirements. Certain of these laws grant individuals various rights with respect to personal information, and we may be required to expend significant resources to comply with these laws. Further, all 50 states and the District of Columbia have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected persons and/or state regulators in the event of a data breach or compromise, including when their personal information has or may have been accessed by an unauthorized person. Some state breach notification laws may also impose physical and electronic security requirements regarding the safeguarding of personal information. Violation of state privacy, security, and breach notification laws can trigger significant monetary penalties. In addition, certain states’ privacy, security, and data breach laws, including, for example, the California Consumer Privacy Act (“CCPA”)(amended, effective January 1, 2023 as the California Privacy Rights Act), include private rights of action that may expose us to private litigation regarding our privacy and security practices and significant damages awards or settlements in civil litigation.

Compliance with the varying data privacy regulations across the United States and around the world may require expenditures and changes in our business models. In addition, government enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.

Our success depends in part on our proprietary technology, and if we fail to successfully obtain or enforce our intellectual property rights, our competitive position may be harmed.

We rely on our portfolio of issued and pending patent applications in the U.S. and other countries to protect a large part of our intellectual property and our competitive position; however, these patents may be insufficient to protect our intellectual property rights because our patents may be challenged, invalidated, held unenforceable, circumvented, or may not be sufficiently broad to prevent third parties from producing competing products similar in design to our products and foreign patents protections may be more limited than those provided under U.S. patents and intellectual property laws.

We may not be afforded the protection of a patent if our currently pending or future patent filings do not result in the issuance of patents or we fail to apply for patent protection. We may fail to apply for a patent if our personnel fail to disclose or recognize new patentable ideas or innovations. Remote working can decrease the opportunities for our personnel to collaborate, thereby reducing the opportunities for effective invention disclosures and patent application filings. We may choose not to file a foreign patent application if the limited protections provided by a foreign patent outweigh the costs to obtain it. Our foreign patent portfolio is less extensive than our U.S. portfolio.

Our inability to maintain the proprietary nature of our technology through patents, copyrights or trade secrets would impair our competitive advantages and could have a material adverse effect on our operating results, financial condition and future growth prospects. In particular, a failure to protect our intellectual property rights might allow competitors to copy our technology or create counterfeit or pirated versions of our products, which could adversely affect our reputation, pricing and market share.

Acquisitions and investments could be unsuccessful.

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

On October 18, 2021, the Company made a strategic investment of $2.8 million in Inova Design Solutions Ltd. (doing business as Bodytrak®) as a step toward entering the Connected Worker Market for “Smart PPE.”

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

We are also exposed to foreign currency exchange rate risks as a result of our sales to customers in foreign countries in the amount of $70.8 million in FY22. Our sales in these countries are usually denominated in the local currency. If the value of the US dollar increases relative to these local currencies, and we are unable to raise our prices proportionally, then our profit margins could decrease because of the exchange rate change.

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

As a result of the Loan Agreement the Company entered into on June 25, 2020 and amended June 18, 2021, we currently have a $25.0 million revolving credit facility, expiring June 25, 2025. Our credit facility requires, and any future credit facilities may also require, among others that we comply with specified financial covenants relating to fixed charge coverage and investment in acquisitions. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants.

Additionally, in July 2017, the United Kingdom Financial Conduct Authority announced that it would stop compelling banks to submit interest rates for the calculation of the London Interbank Offered Rate (“LIBOR”) after 2021. Although we do not have any outstanding debt under our credit facility, were we to draw on it, the outstanding amounts would bear interest at fluctuating interest rates on an approved replacement benchmark. We continue to monitor this matter and evaluate the related risks and potential impact of LIBOR’s expiration. Any indebtedness that we incur may be indexed to a replacement benchmark, such as the Secured Overnight Financing Rate (“SOFR”). Any such change could cause the effective interest rate under an agreement, including our Loan Agreement, and our overall interest expense to increase, adversely affecting our cash flows and results of operations.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 1525 Perimeter Parkway Suite 325, Huntsville, AL 35806 United States.  We own or lease our primary facilities.  We own our manufacturing locations in AnQui City, China and Jerez, Mexico. We lease our manufacturing locations in Buenos Aires, Argentina, Noida, India, and Xuan Trung Commune, Vietnam.

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

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the Nasdaq Market under the symbol “LAKE.” On April 8, 2022 there were 36 registered holders of our shares of common stock. This number of registered holders does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividend Policy

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

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Programs
November 1 – November 30	—	$—	—	$4,105,179
December 1 – December 31	38,505	$21.14	38,505	$3,289,897
January 1 – January 31	120,934	$20.55	120,934	$804,106
Total	159,439	$20.67	159,439	$804,106	(1)

(1)Represents the amount remaining under the Existing Share Repurchase Program (as defined below) as of January 31, 2022.  Effective as of April 7, 2022, we are authorized to repurchase an additional $5 million of our common stock upon the repurchase of the remaining amount under the Existing Share Repurchase Program.

On February 17, 2021, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock. On July 6, 2021, the Board of Directors authorized an increase in the Company’s current stock repurchase program under which the Company may repurchase up to an additional $5 million of its outstanding common stock (the “Existing Share Repurchase Program”). Shares repurchased in FY22 totaled 430,463 shares at a cost of $9.2 million leaving $0.8 million remaining under the stock repurchase program at January 31, 2022.  On April 7, 2022, the Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock (the “New Share Repurchase Program”). The New Share Repurchase Program will become effective upon the completion of the Existing Share Repurchase Program, which has approximately $800,000 remaining for repurchases as of April 21, 2022. The New Share Repurchase Program has no expiration date but may be terminated by the Board of Directors at any time.

We do not have any other share repurchase programs.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

You should read the following summary together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this Form 10-K and in the documents that we incorporate by reference into this Form 10-K. This document may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. In this Form 10-K, (a) “FY” means fiscal year; thus for example, FY22 refers to the fiscal year ended January 31, 2022 and (b) “Q” refers to a quarter; thus, for example, Q4 FY22 refers to the fourth quarter of the fiscal year ended January 31, 2022.

Revision of Prior Period Financial Statements

In connection with the preparation of the consolidated financial statements for the fiscal year ended January 31, 2022, the Company identified errors in its previously filed annual consolidated financial statements and unaudited quarterly consolidated financial statements. The errors were not material to any individual prior quarterly or annual period. For further details, refer to Note 1. Business and Summary of Significant Accounting Policies: Restatement For Correction of Immaterial Errors in Previously Issued Consolidated Financial Statements in our consolidated financial statements included in Part II. Item 8. of this Form 10-K. Accordingly, we have revised prior period financial results contained in this Form 10-K to correct the effect of these errors for the corresponding periods. Management’s discussion and analysis included herein is based on the revised financial results for the year ended January 31, 2021.

Overview

We manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a network of over 1,600 global safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mixture of end users directly, and to industrial distributors depending on the particular country and market. In addition to the United States, sales are made to more than 50 foreign countries, the majority of which were into China, countries within the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India and countries within Southeast Asia.

We are continually monitoring the potential financial impact of the Russian invasion of Ukraine on our operations. For FY22, sales in Russia were approximately 2.5% of our consolidated sales and sales into Ukraine were not significant.

We had net sales of $118.4 million in FY22 and $159.0 million in FY21.

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

Our net sales attributable to customers outside the United States were $70.8 million and $88.4 million for the fiscal years ended January 31, 2022 and 2021, respectively.

Response to COVID-19 Outbreak

Our strategy for responding to the COVID-19 outbreak evolved from prior “black swan” events. These events have been disruptive for the users of our products and contributed little in terms of sustainable business improvement or growth for the suppliers. Any business gains attributable to these events were limited to short-term increases in sales volume and price increases associated with capacity expansion and expedited deliveries. In responding to COVID-19 Lakeland sought a new approach. Throughout COVID-19 we focused our attention on our existing business, adding new customers, and increasing market penetration by prioritizing service to our existing industrial end users and seeking new customers who were experiencing supply shortages. We sought to service the COVID-19 market to the extent that Lakeland had excess capacity after servicing existing and new industrial customers. We believe that focusing on the industrial market first and the pandemic market second, is a sound strategy for increasing market penetration in a post COVID-19 environment. Even though we were successful in selling to more than 500 new distributors and end users, 75% of whom were outside of the U.S. market, excess pipeline inventory and freight delays have proven a significant headwind. We anticipate that excess inventory will decline steadily as intermittent surges in COVID-19 cases continue and that industrial growth will continue to improve internationally as we transition from an emergency COVID-19 response to a business environment where COVID-19 is a diminished, but persistent component of sales.

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

The last two weeks of FY20 and all of FY21 and FY22, were impacted by our COVID-19 response strategy. As the pandemic progressed in FY21, we saw reductions in industrial activity due to lockdowns and work restrictions that resulted in diminished sales into petrochemicals, the utility sector, and industrial segments like automotive and airlines. Our second and third quarters of FY21 were the peak quarters for Personal Protective Equipment (PPE) pandemic sales. In Q4 FY21 we began to see a softening in demand for COVID-19 related sales, and a return of general industrial demand that continued into Q4 FY22. As the COVID-19 pandemic wanes, demand for associated PPE is falling, but the decline is being offset in part by an increase in industrial activity and associated industrial demand for PPE. COVID-19 related demand was estimated to be approximately 30% to 35% of FY21 revenue and accounted for an estimated 15% of FY22 sales.

While we saw, and noted, an initial recovery in the industrial markets in the U.S. in FY22, we now believe that the strength of the  recovery was magnified by freight delays extending order leadtimes leading distributors and end users to place more orders  as industrial activity surged.  As these delayed shipments arrived throughout FY22, an excess of inventory was created in U.S. distribution channels.  As stated earlier, we believe that intermittent surges in COVID-19 cases and the subsequent high rates of hospitalizations in the U.S. will draw down this inventory as freight delays continue.  We believe that industrial activity in developed regions of the world is likely to continue to increase as vaccination levels increase and therapeutics improve, lessening reliance on shutdowns or lockdowns to control virus spread.  As stated previously, we believe that developing regions of the world that are less prepared and have less robust medical care, will be slower in industrial recovery.  We do not anticipate a slower industrial recovery in developing regions to negatively impact our growth potential primarily because the regional dispersion of our sales favors the developed regions of the world by a significant margin.

As noted above, as freight delayed orders arrived through late Q1 and the remainder of FY22, PPE manufacturing has caught up to current COVID-19 demand. Raw materials and finished goods pricing have declined from their pandemic-inflated levels, but increased freight costs and lack of availability of some precursors threaten to limit if not reverse the downward trend. Our future sales would be affected should there be an industry-wide shortage of necessary raw materials in the event of another rise or surge in COVID-19 cases, including any surges due to COVID-19 variants such as the delta or omicron variants. As previously noted, we did experience significant price increases for fabric during FY21 and managed our available manufacturing capacity to lower costs, and increased prices, to meet customer demand.

In FY22 we did not experience any significant manufacturing shutdowns or closures of any of our facilities due to COVID-19. Employee absence due to potential exposure or quarantine of the neighborhood in which they live is a persistent problem, but has not resulted in the shutdown of any facilities. We have not experienced any manufacturing capacity issues due to inability to source raw materials, government quarantine, or shelter-in-place orders, or due to COVID-19 outbreaks in any of our factories, however there can be no assurance that this will continue to be the case. In addition, we cannot predict any potential incremental cost that may be associated with any federal, state or local vaccine mandates or related testing protocol. While current economic indicators and industry data indicate an industrial market recovery, potential headwinds to revenue as we emerge from pandemic sales include the possibility of a recession and consumer stockpiled inventories that may temper demand within our regular markets in FY23.

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

Additionally, we have experienced, along with most other companies across many industries, the macro-economic impact of a challenging employment environment related to hiring and retaining employees and wage inflation. We expect that these hiring, retention, and wage inflation challenges, as well as challenges related to maintaining our current workforce, will continue into FY23. These hiring, retention, and cost challenges may negatively affect our ability to grow our business and keep our best employees or increase our cost of operations.

Critical Accounting Policies and Estimates

Revenue Recognition. Substantially all the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses, and for the years ended in FY22 and FY21 aggregated approximately $2.9 million and $3.9 million, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

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

Inventories. Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out or moving average basis) or net realizable value. Allowances are recorded for slow-moving, obsolete or unusable inventory. We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future sales and supply on-hand, if necessary. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In FY22 and FY21, we recorded approximately $0.6 million in write-downs of inventory and $0.1 million in inventory adjustments in FY21.

Income Taxes. The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of preparing the consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carryforwards and tax credits, are recorded as deferred tax assets or liabilities on the Company’s consolidated balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines that it may not be able to realize all or part of its deferred tax asset in the future, or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to income in the period of such determination. In FY22 and FY21, we recorded a valuation allowance of approximately $0.8 million and $1.0 million, respectively.

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold. If necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the consolidated balance sheets.

Net Income Per Share.Basic net income per share is based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted net income per share is based on the weighted average number of common shares and common stock equivalents. The diluted net income per share calculation takes into account unvested restricted shares and the shares that may be issued upon exercise of stock options and warrants, reduced by shares that may be repurchased with the funds received from the exercise, based on the average price during the fiscal year.

Significant Balance Sheet Fluctuation January 31, 2022, as Compared to January 31, 2021

Cash increased by $0.1 million, primarily as a result of $12.8 million of cash generated from operations offset by $9.2 million in share repurchases, $2.8 million in equity investment and $0.8 million in capital improvements.  Operating cashflow changes were driven by a decline in accounts receivable of $6.7 million due to collections and reduced revenue in FY22.  Inventory increased $4.4 million driven by investment in inventory to reduce the impact on our supply chain of a global slowdown in freight deliveries.  Accounts payable, accrued compensation, and other accrued expenses decreased $5.0 million due to a decrease in purchasing activity and lower variable compensation caused by lower sales and profitability in FY22.

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

Results of Operations

The following tables set forth our external sales by our product lines, and geographic regions and our historical results of continuing operations as a percentage of our net sales from operations, for the years and three-months ended January 31, 2022 and 2021.

	Three Months Ended January 31, (Unaudited)		Year Ended January 31,
	2022	2021	2022	2021
External Sales by Product Line:
Disposables	$14.1	$23.1	$67.2	$103.8
Chemical	5.5	6.4	24.5	31.2
Fire	2.3	2.8	8.2	7.5
Gloves	0.5	1.2	2.2	3.1
High Visibility	1.8	0.8	5.6	4.4
High Performance Wear	0.9	0.7	3.6	2.3
Wovens	1.7	1.9	7.1	6.7
Consolidated external sales	$26.8	$36.9	$118.4	$159.0

	Three Months Ended January 31, (Unaudited)		Year Ended January 31,
	2022	2021	2022	2021
External Sales by region:
USA	$11.2	$16.0	$47.6	$70.6
Other foreign	2.1	2.0	7.1	9.0
Europe (UK)	1.5	4.0	10.3	16.8
Mexico	0.8	1.8	4.1	5.7
Asia	7.4	7.4	29.8	31.2
Canada	1.4	2.7	8.2	13.6
Latin America	2.4	3.0	11.3	12.1
Consolidated external sales	$26.8	$36.9	$118.4	$159.0

	Three Months Ended January 31, (Unaudited)		Year Ended January 31,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.8%	51.6%	57.0%	50.1%
Gross profit	39.2%	48.4%	43.0%	49.9%
Operating expenses	35.0%	23.9%	29.5%	22.3%
Operating profit	4.2%	24.5%	13.6%	27.6%
Other income, net	0.5%	0.0%	0.1%	0.0%
Interest expense	0.0%	0.0%	0.0%	0.0%
Income (loss) before tax	4.7%	24.5%	13.7%	27.6%
Income tax expense	2.8%	3.6%	4.1%	5.4%
Net income	1.9%	20.9%	9.6%	22.2%

Net Sales. Net sales decreased to $118.4 million for the year ended January 31, 2022 compared to $159.0 million for the year ended January 31, 2021, a decrease of $40.6 million. Sales in the US decreased $23.0 million or 32.6% primarily due to decreases in the number of direct container shipments in the US, and lower sales driven by COVID-19 demand. Sales to the Asian market decreased by $1.4 million or 4.5% due to lower COVID-19 demand. Sales to the European market decreased by $6.5 million or 38.7% driven by reduced COVID-19 demand and inventory overhang at our customers. Canada sales decreased by $5.4 million or 39.7% due to lower direct container shipments. Latin America sales decreased $0.8 million or 6.6% due to lower COVID-19 demand. Sales into the Mexican market decreased $1.6 million or 28.1% driven by lower COVID-19 demand. Our other foreign markets accounted for $1.9 million of decreased sales or 21.1% due to lower COVID-19 demand. Sales of our disposable and chemical product line were impacted due to a reduction in direct container sales driven by COVID-19 demand and continued softness in demand from our industrial markets. Other product lines such as fire, high performance, and wovens, increased by $2.0 million due to strengthening demand in those markets. Sales were affected by customers over-ordering in prior periods, resulting in excess channel inventories, and shipping delays with ocean freight carriers.

Gross Profit. Gross profit decreased $28.4 million, or 35.8%, to $50.9 million for the year ended January 31, 2022, from $79.3 million for the year ended January 31, 2021. Gross profit as a percentage of net sales decreased to 43.0% for the year ended January 31, 2022 from 49.9% for the year ended January 31, 2021. Gross profit performance in FY 21 benefited from higher volumes including direct container shipments, related factory utilization and an improving product mix with pricing power. Major factors driving the decline in gross margins in FY22, were:

•	Lower level of direct container sales in the current period.
•	Return to competitive pricing pressures as COVID-19 demand decreases.
•	Increases in transportation costs.

Operating Expense.  Operating expenses decreased 1.4% from $35.4 million for the year ended January 31, 2021 to $34.9 million for the year ended January 31, 2022. Operating expenses as a percentage of net sales was 29.5% for the year ended January 31, 2022, as compared to 22.3% for the year ended January 31, 2021.  Operating expenses were down primarily due to reductions in sales compensation due to lower sales freight out expenses, and currency translation offset by increases in administrative salaries for new staff and technology expenses..

Operating Profit. Operating profit decreased to $16.0 million for the year ended January 31, 2022,  from $43.8 million for the year ended January 31, 2021, due to the impacts detailed above. Operating margin decreased to 13.6% for the year ended January 31, 2022, compared to 27.6% for the year ended January 31, 2021.

Interest Expense. Interest expenses was less than $0.1 million for the year ended January 31, 2022 compared to $0.1 million for the year ended January 31, 2021. The Company did not drawdown any of its available line of credit during FY22.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $4.8 million and included $0.7 million associated with the GILTI component of the Tax Act of 2017 for the year ended January 31, 2022, as compared to an income tax expense of $8.5 million,  including $1.9 million associated with the GILTI component, for the year ended January 31, 2021. All international subsidiaries impacted the GILTI component of income tax expense.

Net Income.  Net income decreased to $11.4 million for the year ended January 31, 2022 from $35.3 million for the year ended January 31, 2021.

Fourth Quarter Results

Net sales and net income were $26.8 million and $0.5 million, respectively, for Q4 FY22, as compared to $36.9 million and $7.7 million, respectively, for Q4 FY21.

Factors affecting Q4 FY22 results of operations included:

•	Decreased sales due to COVID-19 demand in the U.S. and Asia.
•	Margins were impacted by lower sales and increased freight costs.

Liquidity and Capital Resources

At January 31, 2022, cash and cash equivalents were approximately $52.7 million and working capital was approximately $108.9 million. Cash and cash equivalents increased $0.1 million and working capital increased $1.7 million from January 31, 2021 reflecting positive earnings and the Company’s focus on working capital efficiencies.

Of the Company’s total cash and cash equivalents of $52.7 million as of January 31, 2022, cash held in Latin America of $1.9 million, cash held in Hong Kong of $2.1 million, cash held in the UK of $1.0 million, cash held in Vietnam of $1.1 million, cash held in India of $0.9 million and cash held in Canada of $1.4 million would not be subject to additional US tax in the event such cash was repatriated due to the change in the US tax law as a result of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). In the event the Company repatriated cash from China, of the $30.0 million balance at January 31, 2022 there would be an additional 10% withholding tax incurred in that country. The Company strategically employs a dividend plan subject to subsidiary profitability, cash requirements and withholding taxes. During FY22 the Company’s subsidiaries in Canada, Uruguay and Hong Kong declared and paid dividends of $2.6 million, $1.0 million and $4.4 million. Withholding taxes totaling $0.2 million are included in income tax expense. No dividends were proposed by management or declared by our Board of Directors for our China subsidiary in FY22 or FY21.

Net cash provided by operating activities of $12.8 million for the year ended January 31, 2022 was primarily due to net income of $11.4 million, non-cash expenses of $4.3 million for deferred taxes, depreciation and amortization, and stock compensation, and decrease in accounts receivable due to lower sales activity of $6.7 million offset by increase in net inventories of $4.4 million and a decrease in accounts payable, accrued expenses and other liabilities of $5.2 million due to lower sales volume. Net cash used in investing activities of $3.6 million for the year ended January 31, 2022 reflects the Company’s $2.8 million investment in Bodytrak®) as a groundbreaking step toward entering the Connected Worker Market for “Smart PPE.” Purchases in property and equipment were $0.8 million as the Company optimized capital expenditures in the year for the ERP project, leasehold improvements for our new corporate headquarters, and equipment purchases in Mexico and China. Net cash used in financing activities was $9.8 million for the year ended January 31, 2022 due to the purchase of $9.2 million of our common stock.

Net cash provided by operating activities of $40.7 million for the year ended January 31, 2021 was primarily due to net income of $35.3 million, non-cash expenses of $6.8 million for deferred taxes, depreciation and amortization, and stock compensation, decrease in net inventories of $0.8 million and an increase in accounts payable, accrued expenses and other liabilities of $3.5 million, offset in part by a $4.0 million increase to accounts receivable due to a higher sales volumes in the fourth quarter as compared to prior year and an increase in other current assets of $1.7 million due to an increase in amounts due from HSBC under the UK factoring agreement. Net cash used in investing activities of $1.7 million for the year ended January 31, 2021 reflects purchases in property and equipment as the Company optimized capital expenditures in the year for the ERP project, the set-up of manufacturing facilities in Vietnam and India, the enhancement of IT infrastructure, and equipment purchases in Mexico and China. Net cash used in financing activities was $1.3 million for the year ended January 31, 2021, primarily due to the repayment of $1.2 million term loan with SunTrust Bank as part of the transition to the new Loan Agreement with Bank of America.

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

The Loan Agreement requires the Company to maintain a Funded Debt to EBITDA (as each such term is defined in the Loan Agreement) ratio of 3.0 to 1.0 or less and a Basic Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of at least 1.15 to 1.0. The Loan Agreement also contains customary covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, or merge, consolidate or sell or otherwise transfer assets. The Company was in compliance with all of its debt covenants as of January 31, 2022. As of January 31, 2022, the Company had no borrowings under the Loan Agreement, and there was $25 million of additional available credit under the Loan Agreement.

We believe that our current cash, cash equivalents, borrowing capacity under our Loan Agreement and the cash to be generated from expected product sales will be sufficient to meet our projected operating and investing requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect.

Stock Repurchase Program. On February 17, 2021, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock. On July 6, 2021, the Board of Directors authorized an increase in the Company’s current stock repurchase program under which the Company may repurchase up to an additional $5 million of its outstanding common stock (the “Existing Share Repurchase Program”). Shares repurchased in FY22 totaled 430,463 shares at a cost of $9.2 million leaving $0.8 million remaining under the Existing Share Repurcahse Program at January 31, 2022.

On April 7, 2022, the Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock (the “New Share Repurchase Program”). The New Share Repurchase Program will become effective upon the completion of the Existing Share Repurchase Program, which has approximately $800,000 remaining for repurchases as of April 21, 2022. The New Share Repurchase Program has no expiration date but may be terminated by the Board of Directors at any time.

Capital Expenditures. Our capital expenditures for FY22 of $0.8 million principally relate to capital purchases for our manufacturing facilities in Vietnam and India, the enhancement of IT infrastructure, and equipment purchases in Mexico and the US. We anticipate FY23 capital expenditures to be approximately $3.0 million as we continue to deploy our ERP solution globally, invest in strategic capacity expansion, and replace existing equipment in the normal course of operations. We expect to fund the capital expenditures from our cash flow from operations.

Recent Accounting Pronouncements

See Note 1 – Business and Significant Accounting Policies of the consolidated financial statements in Part II Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item and therefore, no disclosure is required under Item 7A for the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Lakeland Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lakeland Industries, Inc. and subsidiaries (the “Company”) as of January 31, 2022 and 2021, the related statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the two years in the period ended January 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 21, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Inventories – Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

The Company’s inventory includes costs to acquire and produce the goods and is stated at the lower of cost or net realizable value on a first-in, first-out method (FIFO). The assessment of estimated obsolescence or unmarketable inventory involved judgment and is based upon assumptions about future sales and supply on-hand for certain inventory items. Total inventory of approximately $48 million is in part composed of products which were deemed to be slow moving based on historical inventory turns and sales history. An excess and obsolete adjustment of approximately $3 million was recorded by the Company.

Given the significant judgments made by management to evaluate the net realizable value of certain of its inventory products, performing audit procedures to evaluate the reasonableness of management’s assumptions related to those inventory adjustments required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to valuation of slow moving, excess and obsolete inventory included, among others:

•	We tested the effectiveness of controls over management’s process to evaluate the need for adjustments for its slow-moving, obsolete or unusable inventory.

•	We tested the mathematical accuracy of management’s estimates of the net realizable value for slow-moving, obsolete or unusable inventory.

•	We evaluated management’s judgments as to the historical lookback period utilized in determining slow-moving, obsolete or unusable inventory.

•	We evaluated the valuation of slow moving, excess and obsolete inventory in relation to:

○	Historical results and actions

○	Communications between management and the board of directors

○	Industry information related to the market for these products

○	Subsequent events

/s/ Deloitte & Touche LLP

Memphis, Tennessee April 21, 2022

We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Lakeland Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lakeland Industries, Inc. and subsidiaries (the “Company”) as of January 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2022, of the Company and our report dated April 21, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

April 21, 2022

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended January 31, 2022 and 2021

($000’s) except share information

	2022	2021
Net sales	$118,386	$159,000
Cost of goods sold	67,473	79,717
Gross profit	50,913	79,283
Operating expenses	34,866	35,397
Operating profit	16,047	43,886
Other income, net	121	50
Interest expense	(15)	(23)
Income before taxes	16,153	43,913
Income tax expense	4,781	8,583
Net income	$11,372	$35,330
Net income per common share:
Basic	$1.44	$4.43
Diluted	$1.41	$4.34
Weighted average common shares outstanding:
Basic	7,900,131	7,977,683
Diluted	8,053,876	8,141,189

 The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended January 31, 2022 and 2021

($000)’s

	2022	2021
Net income	$11,372	$35,330
Other comprehensive income:
Foreign currency translation adjustments	114	1,150
Comprehensive income	$11,486	$36,480

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

January 31, 2022 and 2021

($000’s) except share information

ASSETS
	2022	2021
Current assets
Cash and cash equivalents	$52,719	$52,596
Accounts receivable, net of allowance for doubtful accounts of $666 and $700 at January 31, 2022 and 2021, respectively	14,771	21,702
Inventories	47,711	43,566
Prepaid VAT and other taxes	1,675	1,343
Other current assets	3,770	4,134
Total current assets	120,646	123,341
Property and equipment, net	8,714	9,819
Operating leases right-of-use assets	5,296	2,347
Deferred tax assets	2,072	2,731
Other assets	1,361	1,312
Investments	2,704	-
Total assets	$140,793	$139,550
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,855	$7,397
Accrued compensation and benefits	3,225	4,694
Other accrued expenses	1,372	1,793
Income tax payable	321	1,534
Current maturity of long-term debt	—	—
Current portion of operating lease liability	1,242	768
Total current liabilities	12,015	16,185
Long-term portion of operating lease liability	3,678	1,613
Total liabilities	15,693	17,799
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $0.01 par; authorized 20,000,000 shares, Issued 8,555,672 and 8,498,457; outstanding 7,615,967 and 7,984,518 at January 31, 2022 and 2021, respectively	86	85
Treasury stock, at cost; 939,705 and 509,242 shares at January 31, 2022 and 2021, respectively	(14,206)	(5,023)
Additional paid-in capital	77,826	76,781
Retained earnings	62,892	51,520
Accumulated other comprehensive loss	(1,498)	(1,612)
Total stockholders’ equity	125,100	121,751
Total liabilities and stockholders’ equity	$140,793	$139,550

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended January 31, 2022 and 2021

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
		($000’s)		($000’s)	($000’s)	($000’s)	($000’s)	($000’s)

Balance, January 31, 2020 as previously reported	8,481,665	$85	(509,242)	$(5,023)	$75,171	$17,581	$(2,762)	$85,052
Impact of immaterial restatement (see Note 1)	—		—	—	—	(1,391)	—	(1,391)
Balance, January 31, 2020 as restated	8,481,665	$85	(509,242)	$(5,023)	$75,171	$16,190	$(2,762)	$83,661

Net Income	—	—	—	—	—	35,330	—	35,330
Other comprehensive loss	—	—	—	—	—	—	1,150	1,150
Stock-based compensation:
Restricted stock issued	16,792	—	—	—	—	—	—	—
Restricted stock plan	—	—	—	—	1,726	—	—	1,726
Return of shares in lieu of payroll tax withholding	—	—	—	—	(116)	—	—	(116)
Treasury stock purchased	—	—	—-	—	—	—	—	—
Balance, January 31, 2021	8,498,457	$85	(509,242)	$(5,023)	$76,781	$51,520	$(1,612)	$121,751

Net Income	—	—	—	—	—	11,372	—	11,372
Other comprehensive income	—	—	—	—	—	—	114	114
Stock-based compensation:
Restricted stock issued	57,215	1	—	—	—	—	—	1
Restricted stock plan	—	—	—	—	1,667	—	—	1,667
Return of shares in lieu of payroll tax withholding	—	—	—	—	(622)	—	—	(622)
Treasury stock purchased	—	—	(430,463)	(9,183)	—	—	—	(9,183)
Balance, January 31, 2022	8,555,672	$86	(939,705)	$(14,206)	$77,826	$62,892	$(1,498)	$125,100

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended January 31, 2022 and 2021

($000’s)

	2022	2021
Cash flows from operating activities:
Net income	$11,372	$35,330
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (recovery of) doubtful accounts	(34)	203
Deferred income taxes	659	2,909
Depreciation and amortization	1,868	1,965
Stock based and restricted stock compensation	1,667	1,727
Loss on disposal of property and equipment	39	7
Equity in (earnings) loss of equity investment	79	-
(Increase) decrease in operating assets:
Accounts receivable	6,732	(3,980)
Inventories	(4,413)	814
Prepaid VAT and other taxes	(333)	(115)
Other current assets	271	(1,698)
Increase (decrease) in operating liabilities:
Accounts payable	(1,533)	191
Accrued expenses and other liabilities	(3,178)	3,283
Operating lease liabilities	(411)	30
Net cash provided by operating activities	12,782	40,666
Cash flows from investing activities:
Purchases of property and equipment	(801)	(1,662)
Investments	(2,783)
Net cash used in investing activities	(3,584)	(1,662)
Cash flows from financing activities
Loan repayments, short-term	—	(1,161)
Purchase of Treasury Stock under stock repurchase program	(9,183)	—
Shares returned to pay employee taxes under restricted stock program	(622)	(116)
Net cash used in financing activities	(9,805)	(1,277)
Effect of exchange rate changes on cash and cash equivalents	727	263
Net increase in cash and cash equivalents	123	37,990
Cash and cash equivalents at beginning of year	52,596	14,606
Cash and cash equivalents at end of year	$52,719	$52,596

Cash paid for interest	$15	$23
Cash paid for taxes	$5,315	$3,561

Noncash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$3,368	$437

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Lakeland Industries, Inc. and Subsidiaries (“Lakeland,” the “Company,” “we,” “our” or “us”), a Delaware corporation organized in April 1986, manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a network of over 1,600 global safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mixture of end users directly, and to industrial distributors depending on the particular country and market. Sales are made to more than 50 countries, the majority of which were into China, countries within the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India and countries within Southeast Asia. For purposes of this Form 10-K, FY refers to a fiscal year ended January 31; for example, FY22 refers to the fiscal year ended January 31, 2022.

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

Accounts Receivable, Net.Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates credit losses by considering historical credit losses, the current economic environment, customer credit ratings or bankruptcies.

Inventories

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out or moving average basis) or net realizable value. Adjustments are recorded for slow-moving, obsolete or unusable inventory. We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future sales and supply on-hand, if necessary. If actual market conditions are less favorable than those projected by management, additional inventory adjustments may be required.

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

Revenue Recognition

Substantially all the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses, and for the years ended in FY22 and FY21 aggregated approximately $2.9 million and $3.9 million, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

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

	Year Ended January 31, (in millions of dollars)
	2022	2021
External Sales by product lines:
Disposables	$67.2	$103.8
Chemical	24.5	31.2
Fire	8.2	7.5
Gloves	2.2	3.1
High Visibility	5.6	4.4
High Performance Wear	3.6	2.3
Wovens	7.1	6.7
Consolidated external sales	$118.4	$159.0

	Year Ended
	January 31,
	(in millions of dollars)
	2022	2021
External Sales by region:
USA	$47.6	$70.6
Other foreign	7.1	9.0
Europe (UK)	10.3	16.8
Mexico	4.1	5.7
Asia	29.8	31.2
Canada	8.2	13.6
Latin America	11.3	12.1
Consolidated external sales	$118.4	$159.0

Advertising Costs

Advertising costs are expensed as incurred and included in operating expenses on the consolidated statement of income. Advertising and co-op costs amounted to $0.5 million and $0.7 million in FY22 and FY21, respectively, net of a co-op advertising allowance received from a supplier.

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

Pursuant to US GAAP, assets and liabilities of the Company’s foreign operations with functional currencies, other than the US dollar, are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction income (loss) included in net income for the years ended January 31, 2022 and 2021, were approximately $0.3 million and ($0.5) million, respectively.

Fair Value of Financial Instruments

US GAAP defines fair value, provides guidance for measuring fair value and requires certain disclosures utilizing a fair value hierarchy which is categorized into three levels based on the inputs to the valuation techniques used to measure fair value.

The following is a brief description of those three levels:

Level1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level2:

Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level3:	Unobservable inputs that reflect management’s own assumptions.

There were no foreign currency forward or hedge contracts at January 31, 2022 or January 31, 2021.

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

Recently Adopted Accounting Standards

In 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The new guidance simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the tax basis of goodwill after a business combination, and the recognition of deferred tax liabilities for outside basis differences. The new guidance also changes the calculation of the income tax impact of hybrid taxes and the methodology for calculating income taxes in an interim period. We adopted this standard as of January 31, 2021 on either a prospective basis, or through a modified retrospective approach, as required by the standard. There was no cumulative effect adjustment recorded to retained earnings as the amount was not material. The effects of this standard on our financial position, results of operations and cash flows were not material.

New Accounting Pronouncements Not Yet Adopted

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

Restatement For Correction of Immaterial Errors in Previously Issued Consolidated Financial Statements

In connection with the preparation of the consolidated financial statements for the fiscal year ended January 31, 2022, the Company identified errors in its previously filed annual consolidated financial statements and unaudited quarterly consolidated financial statements. The errors were not material to any individual prior quarterly or annual period. The prior period errors were related to assumptions and estimates made related to intercompany profit in ending inventory, use of a blended rate to calculate state net operating losses within the income tax provision and assumptions made concerning compensation information used to calculate employee benefits in one of our foreign entities. These errors accumulated over time and prior to the beginning of FY 2022.

In accordance with SEC Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (codified as Topic 1-N), the Company concluded that the correction of the errors was not material to any of its previously issued annual or interim financial statements. The Company has revised its previously issued consolidated financial statements contained in this Annual Report on Form 10-K to correct the effect of these immaterial errors for the corresponding periods. Accordingly, for these prior periods we revised the affected line items of our consolidated balance sheets, consolidated statements of income and comprehensive income, consolidated statements of stockholders’ equity, and consolidated statements of cash flows. The correction of the errors resulted in a $1.4 million decrease in retained earnings as of January 31, 2020.

The effects of the correction of immaterial errors on the impacted accounts within the Consolidated Balance Sheets were as follows (in thousands):

	January 31, 2021
	As Previously Reported	Adjustment	As Revised
Inventories	$43,833	($267)	$43,566
Deferred tax assets	2,839	(108)	2,731
Total Assets	139,925	(375)	139,550
Accrued compensation and benefits	3,902	792	4,694
Total Liabilities	17,007	792	17,799
Retained earnings	52,687	(1,167)	51,520
Total Stockholders’ Equity	$122,918	($1,167)	$121,751

The effects of the correction of immaterial errors on the impacted accounts within the Consolidated Statements of Income were as follows (in thousands):

	Year ended January 31, 2021
	As Previously Reported	Adjustment	As Revised
Cost of goods sold	$79,750	($33)	$79,717
Income before taxes	43,880	(33)	43,913
Income tax expense	8,774	(191)	8,583
Net income	35,106	224	35,330

Basic net income per common share	$4.40	$0.03	$4.43
Diluted income per common share	$4.31	$0.03	$4.34

The effects of the correction of immaterial errors on the impacted accounts within the Consolidated Statements of Cash Flows were as follows (in thousands):

	Year ended January 31, 2021
	As Previously Reported	Adjustment	As Revised
Net income	$35,106	$224	$35,330
Deferred taxes	3,103	(194)	2,909
Inventory	547	267	814
Accrued expenses and other liabilities	3,580	(297)	3,283
Net cash provided by operating activities	40,666	---	40,666

2. INVENTORIES

Inventories consist of the following (in $000s):

	January 31,
	2022	2021
Raw materials	$20,231	$18,941
Work-in-process	626	409
Finished goods	29,910	26,780
Excess and obsolete adjustments	(3,056)	(2,564)
	$47,711	$43,566

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	Useful Life in Years	January 31,
		2022	2021
		(000’s)	(000’s)
Machinery and equipment	3-10	$4,826	$5,095
Furniture and fixtures	3-10	1,067	1,065
Leasehold improvements	Lease term	2,237	1,735
Computer hardware and software	3	4,741	4,652

Land and building	20-30	9,183	9,183
		22,054	21,730
Less accumulated depreciation and amortization		(13,372)	(12,007)
Construction-in-progress		32	96
		$8,714	$9,819

Depreciation and amortization expense for FY22 and FY21 amounted to $1.9 million and $2.0 million, respectively.

4. INVESTMENTS

On October 18, 2021, the Company entered into an Investment Agreement (the “Investment Agreement”) with Inova Design Solutions Ltd, a private limited company incorporated under the laws of England and Wales and headquartered in the United Kingdom, doing business as Bodytrak® (“Bodytrak”), and the other parties thereto, pursuant to which Bodytrak agreed to issue and sell to the Company 508,905 cumulative convertible series A shares of Bodytrak (“Series A Shares”) in exchange for a payment by the Company of £2,000,000 ($2.8 million). The closing of this minority investment transaction occurred on October 18, 2021.

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

For the period October 18, 2021 (date of investment) through January 31, 2022, the Company recognized a loss of $0.1 million as the Company’s share of Bodytrak’s net loss. The loss is reflected in other income (expense), net in the consolidated statements of income.

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

The Loan Agreement requires the Company to maintain a Funded Debt to EBITDA (as each such term is defined in the Loan Agreement) ratio of 3.0 to 1.0 or less and a Basic Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of at least 1.15 to 1.0. The Loan Agreement also contains customary covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, pay dividends, or merge, consolidate or sell or otherwise transfer assets. The Company was in compliance with all of its debt covenants as of January 31, 2022.

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

In connection with the Loan Agreement, the Company entered into with the Lender (i) a security agreement dated June 25, 2020, pursuant to which the Company granted to the Lender a first priority perfected security interest in substantially all of the personal property and the intangibles of the Company, and (ii) a pledge agreement, dated June 25, 2020, pursuant to which the Company granted to the Lender a first priority perfected security interest in the stock of its subsidiaries (limited to 65% of those subsidiaries that are considered “controlled foreign subsidiaries” as set forth in the Internal Revenue Code and regulations). The Company’s obligations to the Lender under the Loan Agreement are also secured by a negative pledge evidenced by a Non-encumbrance Agreement covering the real property owned by the Company in Decatur, Alabama

As of January 31, 2022, the Company had no borrowings outstanding on the letter of credit sub-facility and no borrowings outstanding under the revolving credit facility.

Prior to the execution of the Loan Agreement with Bank of America, the Company repaid a $1.2 million term loan that was outstanding under a similar agreement with SunTrust Bank. The Company has terminated the borrowing agreement with SunTrust Bank.

Borrowings in UK

On December 31, 2014, the Company and Lakeland Industries Europe, Ltd, (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with HSBC Bank to provide for (i)a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million, based on exchange rates at time of closing) to £1,500,000 (approximately USD $2.3 million, based on exchange rates at time of closing), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million, based on exchange rates at time of closing) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. On December 31, 2016, Lakeland UK entered into an extension of the maturity date of its existing facility with HSBC Invoice Finance (UK) Ltd. to December 19, 2017. Other than the extension of the maturity date and a reduction of the service charge from 0.9% to 0.85%, all other terms of the facility remained the same. On December 4, 2017 the facility was extended to March 31, 2018 for the next review period. On March 9, 2019 the facility was extended to March 31, 2020 and on March 6, 2020 further extended to March 31, 2021 with no additional changes to the terms. On April 6, 2021 the facility was extended to March 31, 2022 and to reflect a reduction of the service charge from 0.85% to 0.765%. The agreement can be terminated with three months notice. There were no borrowings outstanding under this facility at January 31, 2022 and January 31, 2021. The amounts due from HSBC of $1.2 million and $2.0 million as of January 31, 2022, and January 31, 2021, respectively, is included in other current assets on the accompanying consolidated balance sheets.

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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC (UK); Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, and JSC Bank Centercredit in Kazakhstan. The Company monitors its financial depositories by their credit rating which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There was approximately $13.3 million total included in the U.S. bank accounts and approximately $39.9 million total in foreign bank accounts as of January 31, 2022, of which $52.0 million was uninsured.

Major Customer

No customer accounted for more than 10% of net sales during FY22 and FY21.

Major Supplier

No vendor accounted for more than 10% of purchases during FY22 and FY21.

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

The Company recognized total stock-based compensation costs, which are reflected in operating expenses (in 000’s):

	Year Ended January 31,
	2022	2021
2017 Plan:
Total restricted stock and stock option programs	$1,667	$1,727
Total income tax expense recognized for stock-based compensation arrangements	$350	$363

Restricted Stock

Under the 2017 Plan, as described above, the Company awarded performance-based and service-based shares of restricted stock and restricted stock units to eligible employees and directors. The following table summarizes the activity under the 2017 Plan for the year ended January 31, 2022. This table reflects the amount of awards granted at the number of shares that would be vested if the Company were to achieve the maximum performance level under the December 2019, April 2020 and June 2021 grants.

	Performance- Based	Service-Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2021	245,210	30,930	276,140	$13.24
Awarded	46,202	14,970	61,172	$24.84
Vested	(58,574)	(30,930)	(89,504)
Forfeited	----	----	----
Outstanding at January 31, 2022	232,838	14,970	247,808	$20.89

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

The compensation cost is based on the fair value at the grant date, is recognized over the requisite performance/service period using the straight-line method, and is periodically adjusted for the probable number of shares to be awarded. As of January 31, 2022, unrecognized stock-based compensation expense totaled $1.6 million pursuant to the 2017 Plan based on outstanding awards under the Plan. This expense is expected to be recognized over approximately two years.

Stock Repurchase Program

On February 17, 2021, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock. On July 6, 2021, the Board of Directors authorized an increase in the Company’s current stock repurchase program under which the Company may repurchase up to an additional $5 million of its outstanding common stock (the "Existing Shares Repurchase Program") Shares repurchased in FY22 totaled 430,463 shares at a cost of $9.2 million leaving $0.8 million remaining under the stock repurchase program at January 31, 2022.

On April 7, 2022, the Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock (the “New Share Repurchase Program”). The New   Share Repurchase Program will become effective upon the completion of the Existing Share Repurchase Program, which has approximately $800,000 remaining for repurchases as of April 21, 2022. The New Share Repurchase Program has no expiration date but may be terminated by the Board of Directors at any time.

8. INCOME TAXES

The provision for income taxes is based on the following pretax income (loss):

	Years Ended January 31,
Domestic and Foreign Pretax Income	2022	2021
Domestic	$1,519	$8,147
Foreign	14,634	35,766
Total	$16,153	$43,913

	Years Ended January 31,
	2022	2021
Income Tax Expense (Benefit)
Current:
Federal	($171)	$41
State and other taxes	88	54
Foreign	4,205	5,483
Total Current Tax Expense	$4,122	$5,578
Deferred:
Domestic	$526	$3,005
Foreign	133	----
Total Deferred Tax Expense	$659	$3,005
Total Income Taxes	$4,781	$8,583

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

	Years Ended January 31,
	2022	2021
Statutory rate	21.00%	21.00%
State Income Taxes, Net of Federal Tax Benefit	(0.01)	0.90
Adjustment to Deferred	(0.26)	0.29
GILTI	4.11	4.43
Permanent Differences	(0.83)	(0.09)
Valuation Allowance-Deferred Tax Asset	4.81	2.20
Foreign Tax Credit	(7.34)	(7.61)
Argentina Flow Through Loss	1.36	0.58
Foreign Dividend & Subpart F	(5.27)	2.14
Foreign Rate Differential	9.22	(4.01)
Change in State Apportionment Rate	3.52	-
Other	(0.71)	(0.28)
Effective Rate	29.60%	19.55%

            The tax effects of temporary cumulative differences which give rise to deferred tax assets are summarized as follows:

	Years Ended January 31,
	2022	2021
Deferred tax assets:
Inventories	$806	$955
US tax loss carryforwards, including work opportunity credit	167	167
Accounts receivable and accrued rebates	145	378
Accrued compensation and other	211	446
India reserves - US deduction	32	43
Equity based compensation	807	535
Foreign tax credit carry-forward	3,209	2,430
State and local carry-forwards	16	287
Depreciation and amortization	(186)	(265)
Prepaid expenses	(219)	(121)
Brazil write-down	196	220
Right-of-use asset	(738)	(239)
Operating lease liability	762	241
Other	93	93
Deferred tax asset	5,282	5,170
Less valuation allowance	(3,210)	(2,439)
Net deferred tax asset	$2,072	$2,731

Tax Reform

On December 22, 2017, federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law. The 2017 Tax Cuts and Jobs Act (the Tax Act) reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018. The Tax Act requires us to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our US deferred tax assets as well as reassessing the net realizability of our deferred tax assets. The Company completed this re-measurement and reassessment in FY18. While the Tax Act provides for a modified territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Re-measurement and reassessment of the GILTI tax resulted in a charge to tax expense of $0.7 million and $1.1 million in FY22 and FY21, respectively. The Company intends to account for the GILTI tax in the period in which it is incurred. Though this non-cash expense (due to available NOL’s) had a materially negative impact on FY22 earnings, the Tax Act also changes the taxation of foreign earnings, and companies generally will not be subject to United States federal income taxes upon the receipt of dividends from foreign subsidiaries.

We previously considered substantially all of the earnings in our non-U.S. subsidiaries to be indefinitely reinvested outside the U.S. and, accordingly, recorded no deferred income taxes on such earnings. At this time, the applicable provisions of the Tax Act have been fully analyzed and our intention with respect to unremitted foreign earnings is to continue to indefinitely reinvest outside the U.S. those earnings needed for working capital or additional foreign investment. The Company strategically employs a dividend plan with respect to our non-U.S. subsidiaries subject to subsidiary profitability, cash requirements and withholding taxes. During FY22 the Company’s subsidiaries in Canada, Uruguay and Hong Kong declared and paid dividends of $2.6 million, $1.0 million and $4.4 million respectively. Withholding taxes totaling $0.2 million are included in income tax expense. No dividends were proposed by management or declared by our Board of Directors for our China subsidiary in FY22 or FY21.

Income Tax Audits

The Company is subject to US federal income tax, as well as income tax in multiple US state and local jurisdictions and a number of foreign jurisdictions. Returns for the years since FY18 are still open based on statutes of limitation only.

Chinese tax authorities have performed limited reviews on all Chinese subsidiaries as of tax years 2008 through 2018 with no significant issues noted and we believe our tax positions are reasonably stated as of January 31, 2022. Weifang Meiyang Products Co., Ltd. (“Meiyang”), one of our Chinese operations, was changed to a trading company from a manufacturing company in Q1 FY16 and all direct workers and equipment were transferred from Meiyang to Weifang Lakeland Safety Products Co., Ltd., (“WF”), another entity of our Chinese operation thereby reducing our tax exposure. The 2021 tax review will be performed before May 30, 2022 in China.

Change in Valuation Allowance

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. The valuation allowance for the year ended January 31, 2022 and January 31, 2021 was $3.2 million and $2.4 million, respectively.

9. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share as follows:

	Years Ended January 31, (000’s except share information)
	2022	2021
Numerator – Net Income	$11,372	$35,330

Denominator for basic net income per share (weighted-average shares which reflect 939,705 and 509,242 treasury shares at January 31, 2022 and 2021, respectively)	7,900,131	7,977,683

Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	153,745	163,506
Denominator for diluted net income per share (adjusted weighted average shares)	8,053,876	8,141,189

Basic net income per share	$1.44	$4.43
Diluted net income per share	$1.41	$4.34

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

We have one type of derivatives to manage the risk of foreign currency fluctuations. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contract derivatives, not designated as hedging instruments, were generally settled quarterly. Gain and loss on those forward contracts are included in current earnings. There were no outstanding forward contracts at January 31, 2022 or 2021.

11. COMMITMENTS AND CONTINGENCIES

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

General litigation contingencies

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of January 31, 2022, to the best of the Company’s knowledge, there were no significant outstanding claims or litigation.

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

Lease cost

The components of lease expense are included on the consolidated statement of operations as follows (in 000’s):

	Classification	Year Ended January 31, 2022	Year Ended January 31, 2021
Operating lease cost	Cost of goods sold	$656	$727
	Operating expenses	$908	$625
Short-term lease cost		$114	$176

Weighted-average lease terms and discount rates are as follows:

	January 31, 2022	January 31, 2021
Weighted-average remaining lease term (years)
Operating leases	8.25	3.96

Weighted-average discount rate
Operating leases	4.32%	7.15%

Supplemental cash flow information related to leases were as follows (in 000’s):

	Year Ended January 31, 2022	Year Ended January 31, 2021
Cash paid for amounts included in the measurement of lease liabilities;
Operating cash flows from operating leases	$406	$1,154
Leased assets obtained in exchange for new operating lease liabilities	$3,368	$981

Maturity of Lease Liabilities

Maturity of lease liabilities as of January 31, 2022 was as follows (in $000’s):

Year ending January 31,	Operating Leases

2023	$1,242
2024	850
2025	484
2026	452
2027	446
Thereafter	2,215
Total lease payments	5,689
Less: Interest	769
Present value of lease liability	$4,920

12. SEGMENT REPORTING

Domestic and international sales from continuing operations are as follows in millions of dollars:

	2022	2021
Domestic	$47.61	$70.59
International	70.78	88.41
Total	$118.39	$159.00

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

	Year Ended January 31,
	2022	2021
	(in millions of dollars)
Net Sales
USA Operations (including Corporate)	$51.44	$73.91
Other foreign	9.73	11.89
Europe (UK)	10.31	16.80
Mexico	5.23	6.80
Asia	75.82	91.03
Canada	8.20	13.61
Latin America	11.80	12.40
Less intersegment sales	(54.14)	(67.44)
Consolidated sales	$118.39	$159.00
External Sales
USA Operations (including Corporate)	$47.61	$70.59
Other foreign	7.07	9.03
Europe (UK)	10.31	16.80
Mexico	4.06	5.70
Asia	29.80	31.22
Canada	8.20	13.61
Latin America	11.34	12.05
Consolidated external sales	$118.39	$159.00
Intersegment Sales
USA Operations (including Corporate)	$3.83	$3.32
Other foreign	2.66	2.87
Mexico	1.17	1.10
Asia	46.02	59.80
Canada	—	—
Latin America	0.46	0.35
Consolidated intersegment sales	$54.14	$67.44

	Year Ended January 31,
	2022	2021
	(in millions of dollars)
Operating Profit (Loss):
USA Operations (including Corporate)	$(4.09)	$8.38
Other foreign	1.84	4.68
Europe (UK)	1.18	4.83
Mexico	(1.01)	—
Asia	13.89	21.95
Canada	1.07	2.28
Latin America	2.35	3.59
Less intersegment (profit) loss	0.82	(1.82)
Consolidated operating profit	$16.05	$43.89
Depreciation and Amortization Expense:
USA Operations (including Corporate)	$0.88	$0.87
Other foreign	0.07	0.05
Europe (UK)	-	0.01
Mexico	0.20	0.18
Asia	0.58	0.73
Canada	0.11	0.09
Latin America	0.03	0.04
Less intersegment	----	(0.01)
Consolidated depreciation and amortization expense	$1.87	$1.96

	Year Ended January 31,
	2022	2021
	(in millions of dollars)
Total Assets:
USA Operations (including Corporate)	$77.76	$76.22
Other foreign	9.32	8.74
Europe (UK)	8.79	11.33
Mexico	5.24	5.68
Asia	66.97	64.39
Canada	4.99	8.03
Latin America	7.46	7.07
Less intersegment	(39.74)	(41.91)
Consolidated assets	$140.79	$139.55
Total Assets Less Intersegment:
USA Operations (including Corporate)	$53.36	$51.74
Other foreign	8.92	8.37
Europe (UK)	8.79	11.33
Mexico	5.06	5.62
Asia	52.26	47.49
Canada	4.99	8.03
Latin America	7.41	6.97
Consolidated assets	$140.79	$139.55
Property and Equipment:
USA Operations (including Corporate)	$2.78	$3.05
Other foreign	0.25	0.25
Europe (UK)	—	—
Mexico	2.15	2.34
Asia	2.42	2.94
Canada	0.95	1.06
Latin America	0.07	0.08
Less intersegment	0.09	0.09
Consolidated long-lived assets	$8.71	$9.81
Capital Expenditures:
USA Operations (including Corporate)	$0.64	$0.59
Other foreign	0.04	0.15
Europe (UK)	----	-
Mexico	0.03	0.35
Asia	0.06	0.49
Canada	0.03	—
Latin America	----	0.08
Consolidated capital expenditure	$0.80	$1.66

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The unaudited quarterly financial information reflects all normal and recurring accruals and adjustments necessary for a fair presentation of net income for interim periods including, the result of the correction of immaterial errors discussed in Note 1. “Business and Summary of Significant Accounting Policies.”

These corrections decreased cost of goods sold by $0.1 million for the quarters ended October 31, 2021 and July 31, 2021 and $0.4 million for the quarter ended April 30, 2021.  These corrections increased income tax expense by $0.03 million for the quarter ended October 31, 2021, decreased income tax expense by $0.3 million for the quarter ended July 31, 2021 and increased income tax expense by $0.03 million for the quarter ended April 30, 2021.  These corrections increased net income by $0.1 million for the quarter ended October, 31, 2021 and increased net income by $0.4 million for the quarters ended July 31, 2021 and April 30, 2021.  Basic EPS increased $0.01 for the quarter ended October 31, 2021,by $0.05 for the quarters ended July 31, 2021 and April 30, 2021.  Diluted EPS increased $0.01 for quarter ended October 31, 2021, increased $0.05 for the quarter ended July 31, 2021 and increased $0.04 for the quarter April 30, 2021. These corrections decreased cost of goods sold by $0.1 million for the quarters ended October 31, 2020, July 31, 2020 and April 30, 2020.  These corrections increased cost of goods sold by $0.2 million for the quarter ended January 31, 2021.  These corrections decreased income tax expense by $0.05 million for the quarters ended January 31, 2021, October, 31, 2020, July 31, 2020 and April 30, 2020.  These corrections decreased net income by $0.1 million for the quarter ended January 31, 2021. These corrections increased net income by $0.1 million for the quarters ended October, 31, 2020, July 31, 2020 and April 30, 2020.  Basic EPS decreased $0.02 for the quarter ended January 31, 2021.   Basic EPS increased $0.02 for the quarters ended October 31, 2020, July 31, 2020 and April 30, 2020.  Diluted EPS decreased $0.02 for the quarter ended January 31, 2021.   Diluted EPS increased $0.02 for the quarters ended October 31, 2020 and April 30, 2020 and increased $0.01 for the quarter ended July 31, 2020.  Quarterly results are not necessarily indicative of a full year’s operations because of various factors. The following tables present unaudited quarterly financial information for the periods presented:

	Fiscal Year 2022
In thousands except EPS	Fourth Quarter Ended January 31, 2022	Third Quarter Ended October 31, 2021	Second Quarter Ended July 31, 2021	First Quarter Ended April 30, 2021
Net sales	$26,796	$30,032	$27,466	$34,092
Cost of goods sold	16,289	17,262	14,609	19,313
Operating profit	1,124	4,226	4,066	6,631
Income tax expense	744	1,328	1,094	1,615
Net income	507	2,895	2,968	5,002

Weighted average shares used in computing basic EPS	7,832,621	7,849,591	7,982,995	7,989,215
Weighted average shares used in computing diluted EPS	7,992,499	7,998,965	8,141,107	8,143,805
Basic EPS	$0.06	$0.37	$0.37	$0.63
Diluted EPS	$0.06	$0.36	$0.36	$0.61

	Fiscal Year 2021
In thousands except EPS	Fourth Quarter Ended January 31, 2021	Third Quarter Ended October 31, 2020	Second Quarter Ended July 31, 2020	First Quarter Ended April 30, 2020
Net sales	$36,946	$41,451	$35,021	$45,582
Cost of goods sold	19,060	19,688	17,606	23,363
Operating profit	9,064	12,568	9,809	12,445
Income tax expense	1,340	3,189	377	3,677
Net income	7,725	9,387	9,461	8,757

Weighted average shares used in computing basic EPS	7,982,018	7,979,902	7,976,275	7,972,423
Weighted average shares used in computing diluted EPS	8,182,337	8,123,848	8,079,744	8,044,849
Basic EPS	$0.97	$1.18	$1.19	$1.10
Diluted EPS	$0.94	$1.16	$1.17	$1.09

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of January 31, 2022.

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended January 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2022, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2022. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2022.

Equity Compensation Plans

The following sets forth information relating to Lakeland’s equity compensation plans as of January 31, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1) (c)
Equity Compensation plans approved by security holders	302,903	$14.89	454,449
Equity compensation plans not approved by security holders	—	—	—
Total	302,903	$14.89	454,449

(1) The total reflected in column (c) includes shares available for grant as any type of equity award under our 2017 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14, PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2022, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2022.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

a.	(1) Financial Statements - Covered by Report of Independent Registered Public Accounting Firm

(A)	Consolidated Statements of Income for the years ended January 31, 2022 and 2021

(B)	Consolidated Statements of Comprehensive Income for the years ended January 31, 2022 and 2021

(C)	Consolidated Balance Sheets at January 31, 2022 and 2021

(D)	Consolidated Statements of Stockholders’ Equity for the years ended January 31, 2022 and 2021

(E)	Consolidated Statements of Cash Flows for the years ended January 31, 2022 and 2021

(F)	Notes to Consolidated Financial Statements

(4)	Exhibits – See (b) below

b.	Exhibits

Exhibit No.	Description

3.1

Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc.’s Registration Statement on Form S-8 filed on September 3, 2021).

3.2	Amended and Restated Bylaws of Lakeland Industries Inc., (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 8-K filed April 28, 2017).
10.1	Employment Agreement dated February 11, 2021, between Allen E. Dillard and the Company (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed January 16, 2021).*
10.2	Employment Agreement dated January 27, 2020, between Charles D. Roberson and the Company (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed January 29, 2020).*
10.3	Form of Stock Option Certificate and Agreement (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 10-Q filed September 9, 2019).*
10.4	Lakeland Industries, Inc. Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed June 29, 2012).
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

10.14

Loan Agreement, dated as of June 25, 2020, by and between Lakeland Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed June 30, 2020).

10.15

Security Agreement, dated as of June 25, 2020, by and between Lakeland Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed June 30, 2020).

10.16

Pledge Agreement, dated as of June 25, 2020, by and between Lakeland Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 of Lakeland Industries, Inc.’s Form 8-K filed June 30, 2020).

10.17

Non-encumbrance Agreement, dated as of June 25, 2020, by Lakeland Industries, Inc. for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of Lakeland Industries, Inc.’s Form 8-K filed June 30, 2020).

10.18

Employment Agreement, dated December 30, 2020, between Lakeland Industries, Inc. and Steven L. Harvey (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed January 5, 2021).*

10.19

Amendment No. 1 to Loan Agreement, dated as of June 18, 2021, by and between Lakeland Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed June 24, 2021).

10.20

Lakeland Industries, Inc. 2017 Equity Incentive Plan, inclusive of all amendments through June 16, 2021 (incorporated by reference to Exhibit 4.3 of Lakeland Industries, Inc.’s Registration Statement on Form S-8 filed on September 3, 2021).*

10.21	Lakeland Industries, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed June 21, 2021).*
10.22	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of Lakeland Industries, Inc. Form 10-Q for fiscal quarter ended July 31, 2021).*
10.23	Amendment to Employment Letter Agreement of Charles D. Roberson (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed January 6, 2022).*
14.1	Lakeland Industries, Inc. Code of Ethics, as amended on September 29, 2017 (incorporated by reference to Exhibit 14.1 of Lakeland Industries, Inc.’s Form 10-K filed April 10, 2019).
16.1	Letter of Friedman LLP to the Securities and Exchange Commission, dated July 13, 2020. (incorporated by reference to Exhibit 14.1 of Lakeland Industries, Inc.’s Form 8-K filed July 14, 2020).

65

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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive Data Files for the Registrant’s Form 10-K for the period ended January 31, 2022, formatted in Inline XBRL.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

*	Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

_________________SIGNATURES_________________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.

Dated: April 21, 2022	By:	/s/ Charles D. Roberson
Charles D. Roberson,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher J. Ryan	Executive Chairman of the Board	April 21, 2022
Christopher J. Ryan

/s/ Charles D. Roberson	Chief Executive Officer, President,	April 21, 2022
Charles D. Roberson	Secretary and Director
(Principal Executive Officer)

/s/ Allen E. Dillard	Chief Operating and Financial Officer	April 21, 2022
Allen E. Dillard	(Principal Financial and Accounting Officer)

/s/ A. John Kreft	Director	April 21, 2022
A. John Kreft

/s/ Jeffrey Schlarbaum	Director	April 21, 2022
Jeffrey Schlarbaum

/s/ Thomas McAteer	Director	April 21, 2022
Thomas McAteer

/s/ James Jenkins	Director	April 21, 2022
James Jenkins

/s/ Nikki Hamblin	Director	April 21, 2022
Nikki Hamblin

