Form 10-K/A
period 2022-01-31
LAKELAND INDUSTRIES INC
filed 2022-04-27
CIK 798081

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

The aggregate market value of voting stock held by non-affiliates as of July 31, 2021 was approximately $205.2 million. As of April 11, 2022, there were outstanding 7,615,967 shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Security Exchange Act of 1934 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

Auditor Firm Id: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Memphis, Tennessee

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (the “FY22 Form 10-K”) originally filed on April 21, 2022 (the “Original Filing”) by Lakeland Industries, Inc. (the “Company,” “we,” “our,” or “us”). We are filing this Amendment solely to correct the Original Filing’s cover page to reflect the correct number of the Company’s outstanding shares of common stock as of April 11, 2022, which was 7,615,967 shares of common stock, $0.01 par value.

In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have also amended Part IV, Item 15 of Form 10-K to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

2

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

31.1

Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files for the Registrant’s Form 10-K for the period ended January 31, 2022, formatted in Inline XBRL.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.

Dated: April 27, 2022	By:	/s/ Charles D. Roberson
Charles D. Roberson,
Chief Executive Officer and President

4