Form 10-Q
period 2022-04-30
LAKELAND INDUSTRIES INC
filed 2022-06-09
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 2, 2022
Common Stock, $0.01 par value per share	7,670,636 Shares

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

($000’s except for share and per share information)

	Three Months Ended April 30,
	2022	2021
Net sales	$27,278	$34,092
Cost of goods sold	16,222	19,313
Gross profit	11,056	14,779
Operating expenses	9,607	8,148
Operating profit	1,449	6,631
Other income (expense), net	(26)	(13)
Interest expense	(9)	(1)
Income before taxes	1,414	6,617
Income tax expense	285	1,615
Net income	1,129	$5,002
Net income per common share:
Basic	$0.15	$0.63
Diluted	$0.14	$0.61
Weighted average common shares outstanding:
Basic	7,615,967	7,989,215
Diluted	7,798,198	8,143,805

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

3

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

($000’s)

	Three Months Ended April 30,
	2022	2021

Net income	$1,129	$5,002
Other comprehensive income (loss):
Foreign currency translation adjustments	(760)	(55)
Comprehensive income	$369	$4,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(000’s except for share information)

	April 30,	January 31,
	2022	2022
ASSETS
Current assets
Cash and cash equivalents	$50,854	$52,719
Accounts receivable, net of allowance for doubtful accounts of $635 and $666 at April 30, 2022 and January 31, 2022, respectively	13,993	14,771
Inventories	49,614	47,711
Prepaid VAT and other taxes	1,653	1,675
Other current assets	4,342	3,770
Total current assets	120,456	120,646
Property and equipment, net	8,726	8,714
Operating leases right-of-use assets	5,002	5,296
Deferred tax assets	2,495	2,072
Other assets	1,393	1,361
Investments	4,568	2,704
Total assets	$142,640	$140,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,165	$5,855
Accrued compensation and benefits	3,162	3,225
Other accrued expenses	1,479	1,372
Income tax payable	377	321
Current portion of operating lease liabilities	1,220	1,242
Total current liabilities	14,403	12,015
Long-term portion of operating lease liabilities	3,445	3,678
Total liabilities	17,848	15,693
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	-	-
Common stock, $0.01 par; authorized 20,000,000 shares Issued 8,635,358 and 8,555,672 shares; outstanding 7,670,636 and 7,615,967 shares at April 30, 2022 and January 31, 2022, respectively	86	86
Treasury stock, at cost; 964,722 and 939,705 shares at April 30, 2022 and January 31, 2022, respectively	(14,612)	(14,206)
Additional paid-in capital	77,555	77,826
Retained earnings	64,021	62,892
Accumulated other comprehensive loss	(2,258)	(1,498)
Total stockholders’ equity	124,792	125,100
Total liabilities and stockholders’ equity	$142,640	$140,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(000’s except for share information)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
		($000’s)		($000’s)	($000’s)	($000’s)	($000’s)	($000’s)

Balance, January 31, 2021	8,498,457	$85	(509,242)	$(5,023)	$76,781	$51,520	$(1,612)	$121,751
Net income	-	-	-	-	-	5,002	-	5,002
Other comprehensive income	-	-	-	-	-	-	(55)	(55)
Stock-based compensation:
Restricted stock issued	43,778	1	-	-	-	-	-	1
Restricted Stock Plan	-	-	-	-	336	-	-	336
Return of shares in lieu of payroll withholding	-	-	-	-	(461)	-	-	(461)
Balance, April 30, 2021	8,542,235	$86	(509,242)	$(5,023)	$76,656	$56,522	$(1,667)	$126,574

Balance, January 31, 2022	8,555,672	$86	(939,705)	$(14,206)	$77,826	$62,892	$(1,498)	$125,100
Net Income	-	-	-	-	-	1,129	-	1,129
Other comprehensive loss	-	-	-	-	-	-	(760)	(760)
Stock-based compensation:
Restricted stock issued	79,686	-	-	-	-	-	-	-
Restricted stock plan	-	-	-	-	407	-	-	407
Return of shares in lieu of payroll withholding	-	-	-	-	(678)	-	-	(678)
Treasury stock purchased	-	-	(25,017)	(406)	-	-	-	(406)
Balance, April 30, 2022	8,635,358	$86	(964,722)	$(14,612)	$77,555	$64,021	$(2,258)	$124,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($000)’s

	Three Months Ended April 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,129	$5,002
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (recovery of) doubtful accounts	(30)	173
Deferred income taxes	(424)	(43)
Depreciation and amortization	425	499
Stock based and restricted stock compensation	407	336
Loss on disposal of property and equipment	27	17
Non-cash operating lease expense	-	117
Equity in loss of equity investment	27	-
(Increase) decrease in operating assets
Accounts receivable	725	2,328
Inventories	(2,222)	(323)
Prepaid VAT and other taxes	23	(959)
Other assets	(670)	634
Increase (decrease) in operating liabilities
Accounts payable	2,316	(128)
Accrued expenses and other liabilities	143	880
Operating lease liabilities	35	(214)
Net cash provided by operating activities	1,911	8,319
Cash flows from investing activities:
Purchases of property and equipment	(465)	(135)
Investments	(1,891)	-
Net cash (used in) investing activities:	(2,356)	(135)
Cash flows from financing activities:
Purchase of treasury stock under stock repurchase program	(406)	-
Shares returned to pay employee taxes under restricted stock program	(678)	(461)
Net cash (used in) financing activities	(1,084)	(461)
Effect of exchange rate changes on cash and cash equivalents	(336)	3
Net increase (decrease) in cash and cash equivalents	(1,865)	7,726
Cash and cash equivalents at beginning of period	52,719	52,596
Cash and cash equivalents at end of period	$50,854	$60,322

Supplemental disclosure of cash flow information:
Cash paid for interest	$9	$1
Cash paid for taxes	$1,098	$1,152

Noncash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	-	$268

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

2. Basis of Presentation

The condensed consolidated financial statements of the Company are unaudited. These condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company’s results. Intercompany accounts and transactions have been eliminated. The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 31, 2023, or for any future period. The January 31, 2022, Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Balance Sheet, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of January 31, 2022 and 2021, and for each of the two years in the period ended January 31, 2022, included in our most recent annual report on Form 10-K filed on April 21, 2022.

In this Form 10-Q, (a) “FY” means fiscal year; thus for example, FY23 refers to the fiscal year ending January 31, 2023, (b) “Q” refers to quarter; thus, for example, Q1 FY23 refers to the first quarter of the fiscal year ending January 31, 2023, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet and (d) “Statement of Income” refers to the unaudited condensed consolidated statement of income.

3. Investments

On October 18, 2021, the Company entered into an Investment Agreement (the “Investment Agreement”) with Inova Design Solutions Ltd, a private limited company incorporated under the laws of England and Wales and headquartered in the United Kingdom, doing business as Bodytrak® (“Bodytrak”), and the other parties thereto, pursuant to which Bodytrak agreed to issue and sell to the Company 508,905 cumulative convertible series A shares of Bodytrak (“Series A Shares”) in exchange for a payment by the Company of £2,000,000 ($2.8 million). The closing of this minority investment transaction occurred on October 18, 2021. The Series A Shares issued to the Company at the closing represented approximately 11.43% of Bodytrak’s total share capital.

On April 28, 2022, the Company, under the terms of the Investment Agreement, acquired an additional 381,679 Series A Shares of Bodytrak for £1,500,000 ($1.9 million). After completion of the additional investment, the Company owns 18.42% of Bodytrak’s share capital. The investment in Bodytrak is accounted for under the equity method given our board representation and the resulting ability to exercise significant influence. A substantial portion of our investment represents differences in our investment and our share of the underlying recognized net assets of Bodytrak. These differences are predominately attributable to non-amortizing intangible assets, including internally developed intellectual property, of Bodytrak.

Bodytrak provides wearable monitoring solutions for customers in industrial health, safety, defense and first responder markets wanting to achieve better employee health and performance. Bodytrak’s solution is provided as a platform as a service (PaaS), delivering real-time data and cloud-based analytics, and hardware that includes a patented earpiece for physiological monitoring and audio communications.

For the quarter ended April 30, 2022, the Company recognized a loss of $27,000 as the Company’s share of Bodytrak’s net loss. The loss is reflected in other income (expense), net in the consolidated statements of income.

4. Inventories

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out or moving average basis) or net realizable value. Inventories consist of the following (in $000s):

	April 30, 2022	January 31, 2022

Raw materials	$20,758	$20,231
Work-in-process	829	626
Finished goods	31,434	29,910
Excess and obsolete adjustments	(3,407)	(3,056)
	$49,614	$47,711

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

As of April 30, 2022, the Company had no borrowings outstanding on the letter of credit sub-facility and no borrowings outstanding under the revolving credit facility.

Borrowings in UK

There were no borrowings outstanding under the Company’s existing credit facility with HSBC Bank at April 30, 2022 and January 31, 2022. Amounts due the Company, under the facility with HSBC Invoice Finance (UK) Ltd., of $1.5 million and $1.2 million as of April 30, 2022, and January 31, 2022, respectively, are included in other current assets on the accompanying consolidated balance sheets.

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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC (UK); Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, and JSC Bank Centercredit in Kazakhstan. The Company monitors its financial depositories by their credit rating which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There was approximately $9.0 million total included in the U.S. bank accounts and approximately $41.8 million total in foreign bank accounts as of April 30, 2022, of which $50.2 million was uninsured.

Major Customer

No customer accounted for more than 10% of net sales during the three months ended April 30, 2022 and 2021.

Major Supplier

No vendor accounted for more than 10% of purchases during the three months ended April 30, 2022 and 2021.

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

On June 16, 2021, the stockholders of the Company approved Amendment No. 1 (the “Amendment”) to the 2017 Plan. The Amendment increases the number of shares of common stock, par value $0.01 per share, of the Company reserved for issuance under the Plan by 480,000 shares.

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

The Company recognized total stock-based compensation costs, which are reflected in operating expenses (in 000’s):

	Three Months Ended April 30,
	2022	2021
2017 Plan:
Total equity programs	$407	$336
Total income tax expense recognized for equity programs	$85	$71

Restricted Stock and Restricted Stock Units

Under the 2017 Plan, as described above, the Company awarded performance-based and service-based shares of restricted stock and restricted stock units to eligible employees and directors. The following table summarizes the activity under the 2017 Plan for the three months ended April 30, 2022 and April 30, 2021. This table reflects the amount of awards granted at the number of shares that would be vested if the Company were to achieve the maximum performance level under the December 2019, April 2020, June 2021 and April 2022 grants.

	Performance- Based	Service- Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2022	232,838	14,970	247,808	$20.89
Awarded	26,794	26,793	53,587	$18.75
Vested	(119,164)	-	(119,164)
Forfeited	-	-	-
Outstanding at April 30, 2022	140,468	41,763	182,231	$17.63

	Performance- Based	Service- Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2021	245,210	30,930	276,140	$13.24
Awarded	-	-	-
Vested	(58,574)	-	(58,574)
Forfeited	-	-	-
Outstanding at April 30, 2021	186,636	30,930	217,566	$12.13

The actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a three year performance measurement period based on measures that include Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) margin, revenue growth, and free cash flow for the April 2020 and June 2021 grants and revenue growth and EBITDA margin for the April 2022 grants. The performance targets have been set for each of the Minimum, Target, and Maximum levels. The actual performance amount achieved is determined by the Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence, at the discretion of the Committee.

The compensation cost is based on the fair value at the grant date, is recognized over the requisite performance/service period using the straight-line method, and is periodically adjusted for the probable number of shares to be awarded. As of April 30, 2022, unrecognized stock-based compensation expense totaled $2.0 million pursuant to the 2017 Plan based on outstanding awards under the 2017 Plan. This expense is expected to be recognized over approximately two years.

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

On April 7, 2022, the Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock (the “New Share Repurchase Program”). The New Share Repurchase Program will become effective upon the completion of the Existing Share Repurchase Program, which has approximately $400,000 remaining for repurchases as of April 30, 2022. The New Share Repurchase Program has no expiration date but may be terminated by the Board of Directors at any time.

Shares repurchased in Q1 FY23 totaled 25,017 shares at a cost of $0.4 million leaving approximately $5.4 million remaining under the stock repurchase programs at April 30, 2022.

8. Income Taxes

The Company’s effective tax rate for the first quarter of FY23 was 20.2%.  The Company recorded deferred tax benefits of $0.2 million related to accruals for China social taxes based on our evaluation of the deductibility of these items. Excluding this discrete benefit the effective rate was 32.9% which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and Global Intangible Low-Taxed Income (“GILTI”). The Company’s effective tax rate for the first quarter of FY22 was 24.4%, which differs from the U.S. statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and GILTI.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. The valuation allowance was $3.4 million and $3.2 million at April 30, 2022 and January 31, 2022, respectively.

9. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share as follows (in $000s except per share amounts):

	Three Months Ended April 30,
	2022	2021
Numerator - Net income	$1,129	$5,002

Denominator for basic net income per share (weighted-average shares which exclude shares in the treasury, 964,722 and 509,242 at April 30, 2022 and 2021, respectively	7,615,967	7,989,215
Effect of dilutive securities from equity plan	182,231	154,590
Denominator for diluted net income per share (adjusted weighted average shares)	7,798,198	8,143,805
Basic net income per share	$0.15	$0.63
Diluted net income per share	$0.14	$0.61

10. Contingencies

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

General litigation contingencies

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of April 30, 2022, to the best of the Company’s knowledge, there were no significant outstanding claims or litigation.

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

The table below represents information about reported segments for the three month periods noted therein:

	Three Months Ended April 30,
	(in millions of dollars)
	2022	2021
Net Sales:
USA Operations (including Corporate)	$12.24	$16.41
Other foreign	2.20	2.46
Europe (UK)	1.98	4.40
Mexico	1.24	1.81
Asia	14.66	18.19
Canada	2.28	1.78
Latin America	1.90	3.56
Less intersegment sales	(9.22)	(14.51)
Consolidated sales	$27.28	$34.10
External Sales:
USA Operations (including Corporate)	$11.23	$15.70
Other foreign	1.81	1.58
Europe (UK)	1.98	4.40
Mexico	0.84	1.55
Asia	7.24	5.64
Canada	2.28	1.78
Latin America	1.90	3.45
Consolidated external sales	$27.28	$34.10

Intersegment Sales:
USA Operations (including Corporate)	$1.01	$0.71
Other foreign	0.39	0.88
Mexico	0.40	0.26
Asia	7.42	12.55
Latin America	-	0.11
Consolidated intersegment sales	$9.22	$14.51

	Three Months Ended April 30,
	(in millions of dollars)
	2022	2021
Operating Profit (Loss):
USA Operations (including Corporate)	$ (2.06)	$0.27
Other foreign	0.21	0.57
Europe (UK)	(0.26)	1.60
Mexico	(0.54)	0.05
Asia	2.56	3.48
Canada	0.63	0.47
Latin America	0.30	0.90
Intersegment profit (loss)	0.61	(0.71)
Consolidated operating profit	$1.45	$6.63

	April 30, 2022	January 31, 2022
	(in millions of dollars)
Total Assets:
USA Operations (including Corporate)	$52.34	$53.36
Other foreign	9.20	8.92
Europe (UK)	8.01	8.79
Mexico	4.65	5.06
Asia	54.84	52.26
Canada	6.15	4.99
Latin America	7.45	7.41
Consolidated assets	$142.64	$140.79

The table below presents external sales by product line:

	Three Months Ended April 30, (in millions of dollars)
	2022	2021
External Sales by product lines:
Disposables	$14.50	$19.70
Chemical	5.11	8.26
Fire	2.69	1.90
Gloves	0.54	0.45
High Visibility	1.60	1.30
High Performance Wear	1.37	0.86
Wovens	1.47	1.63
Consolidated external sales	$27.28	$34.10

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

The forward-looking statements in this Form 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	we are subject to risk as a result of our international manufacturing operations and are subject to the risk of doing business in foreign countries;
•	a terrorist attack, other geopolitical crisis, or widespread outbreak of an illness or other health issue, such as the COVID-19 pandemic, could negatively impact our domestic and/or international operations;
•	our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates;
•	the implementation of our Enterprise Resource Planning ("ERP") system had, and may in the future as we implement ERP into foreign operations have, an adverse effect on operating results;
•	we have manufacturing and other operations in China which may be adversely affected by tariff wars and other trade maneuvers;
•	our results of operations may vary widely from quarter to quarter;
•	some of our sales are to foreign buyers, which exposes us to additional risks;
•	we deal in countries where corruption is an obstacle;
•	we are exposed to tax expense risks;
•	because we do not have long-term commitments from many of our customers, we must estimate customer demand, and errors in our estimates could negatively impact our inventory levels and net sales;
•	we face competition from other companies, a number of which have substantially greater resources than we do;
•	our operations are substantially dependent upon key personnel;
•	cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and results of operations;
•	we may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims;
•	environmental laws and regulations may subject us to significant liabilities;
•	our directors and executive officers have the ability to exert significant influence on us and on matters subject to a vote of our stockholders;
•	provisions in our restated certificate of incorporation and by-laws and Delaware law could make a merger, tender offer or proxy contest difficult;
•	acquisitions and investments could be unsuccessful;
•	we may not achieve the expected benefits from strategic acquisitions, investments, joint ventures, capital investments and other corporate transactions that we have pursued or may pursue;
•	we may need additional funds, and if we are unable to obtain these funds, we may not be able to expand or operate our business as planned;
rapid technological change could negatively affect sales of our products, inventory levels and our performance; and
•

the other factors referenced in this Form 10-Q, including, without limitation, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2022 Form 10-K.

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

Our net sales attributable to customers outside the United States were $16.0 million and $18.4 million for the three months ended April 30, 2022 and 2021, respectively.

We are continually monitoring the potential financial impact of the Russian invasion of Ukraine on our operations. For Q1 FY23, sales in Russia were approximately 2.8% of our consolidated sales and sales into Ukraine were not significant. We do not have any capital assets in Russia.

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

Results of Operations

Three Months ended April 30, 2022, Compared to the Three Months Ended April 30, 2021

Net Sales. Net sales were $27.3 million for the three months ended April 30, 2022, a decrease of $6.8 million or 19.9% compared to $34.1 million for the three months ended April 30, 2021.  Sales of our disposable and chemical product lines were impacted in the first quarter due to a reduction in direct container sales driven by COVID-19 demand and continued softness in demand from our industrial markets. Other product lines such as fire, high performance, and high visibility, increased by $1.6 million due to strengthening demand in those markets.  Sales were affected by customers over-ordering in prior periods, resulting in excess channel inventories, and shipping delays with ocean freight carriers.

Gross Profit. Gross profit for the three months ended April 30, 2022 was $11.1 million, a decrease of $3.7 million, or 25%, compared to $14.8 million for the three months ended April 30, 2021. Gross profit as a percentage of net sales decreased to 40.5% for the three month period ended April 30, 2022, from 43.4% for the three months ended April 30, 2021. Gross profit performance in the fiscal 2022 period benefited from higher volumes including direct container shipments, related factory utilization and an improving product mix with pricing power.  Major factors driving the decline in gross margins in the three months ended April 30, 2022, were:

•	Lower level of direct container sales in the current period.

•	Increases in transportation costs.

Operating Expense.  Operating expenses increased 18.5% from $8.1 million for the three months ended April 30, 2021 to $9.6 million for the three months ended April 30, 2022. This increase is attributable to increases in travel and trade show expenses, administrative expenses and currency fluctuations.  Currency fluctuations accounted for $0.8 million of the increases due primarily to the fluctuation in the Chinese yuan.  Operating expenses as a percentage of net sales was 35.2% for the three months ended April 30, 2022, up from 23.9% for the three months ended April 30, 2021 primarily due to the lower volume of sales.

Operating Profit. Operating profit declined to $1.4 million for the three months ended April 30, 2022 from $6.6 million for the three months ended April 30, 2021, due to the impacts detailed above. Operating margins were 5.3% for the three months ended April 30, 2022, as compared to 19.4% for the three months ended April 30, 2021.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $0.3 million for the three months ended April 30, 2022, compared to $1.6 million for the three months ended April 30, 2021. The decrease is due to the reduction in pre-tax income. The effective rate for the three months ended April 30, 2022 was 20.2%.  The Company recorded deferred tax benefits of $0.2 million related to accruals for China social taxes.  Excluding this discrete benefit the effective rate was 32.9%.  The effective rate for the three months ended April 30, 2021 was 24.4%.

Net Income. Net income decreased by $3.9 million to $1.1 million for the three months ended April 30, 2022 from net income of $5.0 million for the three months ended April 30, 2021.

Significant Balance Sheet Fluctuation April 30, 2022, Compared to January 31, 2022

Cash decreased by $1.9 million, primarily as continued profitability and working capital management generated $1.9 million of cash flow from operations offset by our additional investment of $1.9 million in Bodytrak and $0.4 million of share purchases under our Existing Share Repurchase Program. Accounts receivable decreased due to improved collections and lower sales levels compared to prior year. Inventory increased $2.2 million due to planned increases to offset freight delays, and reduced demand as compared to prior year. Accounts payable, accrued compensation, and other accrued expenses increased $1.7 million. Capital expenditures for the three months ended April 30, 2022 were $0.4 million.

Liquidity and Capital Resources

At April 30, 2022, cash and cash equivalents were approximately $50.8 million and working capital was approximately $106.0 million. Cash and cash equivalents decreased $1.9 million and working capital decreased $2.6 million from January 31, 2022, primarily due to treasury stock purchases of $0.4 million, additional investment in Bodytrak of $1.9 million and $0.4 million of capital expenditures.

Of the Company’s total cash and cash equivalents of $50.8 million as of April 30, 2022, cash held in Latin America of $1.7 million, cash held in Russia and Kazakhstan of $0.5 million, cash held in the UK of $0.8 million, cash held in India of $1.0 million, cash held in Hong Kong of $2.7 million and cash held in Vietnam of $0.2 million would not be subject to additional US tax in the event such cash was repatriated due to the change in the US tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). In the event the Company repatriated cash from China, of the $35.5 million balance at April 30, 2022 there would be an additional 10% withholding tax incurred in that country.

Net cash provided by operating activities of $1.9 million for the three months ended April 30, 2022 was primarily due to net income of $1.1 million, non-cash expenses of $0.4 million for deferred taxes, depreciation and amortization and stock compensation, and increase in current liabilities of $2.5 million offset by an increase in current assets of $2.1 million.  Net cash used in investing activities of $2.4 million for the three months ended April 30, 2022 reflects office and manufacturing equipment purchases and the additional investment in Bodytrak of $1.9 million. Net cash used in financing activities was $1.1 million for the three months ended April 30, 2022, due to $0.4 million in shares repurchased under our Existing Share Repurchase Program and shares returned to pay income taxes on shares vested under our equity compensation program.

We believe our current cash balance and cashflow from operations will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

On June 25, 2020, we entered into a Loan Agreement (the “Loan Agreement”) with Bank of America (“Lender”). The Loan Agreement provides the Company with a secured $12.5 million revolving credit facility, which includes a $5.0 million letter of credit sub-facility. The Company may request from time to time an increase in the revolving credit loan commitment of up to $5.0 million (for a total commitment of up to $17.5 million). Borrowing pursuant to the revolving credit facility is subject to a borrowing base amount calculated as (a) 80% of eligible accounts receivable, as defined, plus (b) 50% of the value of acceptable inventory, as defined, minus (c) certain reserves as the Lender may establish for the amount of estimated exposure, as reasonably determined by the Lender from time to time, under certain interest rate swap contracts. The borrowing base limitation only applies during periods when the Company’s quarterly funded debt to EBITDA ratio, as defined, exceeds 2.00 to 1.00. The credit facility will mature on June 25, 2025. Borrowings under the revolving credit facility bear interest at a rate per annum equal to the sum of the one-month LIBOR Daily Floating Rate (“LIBOR”), plus 125 basis points. LIBOR is subject to a floor of 100 basis points. All outstanding principal and unpaid accrued interest under the revolving credit facility is due and payable on the maturity date. The one-month LIBOR is expected to cease publication after June 30, 2023. The Loan Agreement provides that if the rate is not available for any reason, then the rate will be determined by such alternate method as reasonably selected by the Lender. On a one-time basis, and subject to there not existing an event of default, the Company may elect to convert up to $5.0 million of the then outstanding principal of the revolving credit facility to a term loan facility with an assumed amortization of 15 years and the same interest rate and maturity date as the revolving credit facility. The Loan Agreement provides for an annual unused line of credit commitment fee, payable quarterly, of 0.25%, based on the difference between the total credit line commitment and the average daily amount of credit outstanding under the facility during the preceding quarter.

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

The Loan Agreement requires the Company to maintain a Funded Debt to EBITDA (as each such term is defined in the Loan Agreement) ratio of 3.0 to 1.0 or less and a Basic Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of at least 1.15 to 1.0. The Loan Agreement also contains customary covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, pay dividends, or merge, consolidate or sell or otherwise transfer assets. The Company was in compliance with all of its debt covenants as of April 30, 2022.

Other than the changes described above, the terms and conditions of the Loan Agreement remain in full force and effect.

Stock Repurchase Program. On February 17, 2021, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock. On July 6, 2021, the Board of Directors authorized an increase in the Company’s current stock repurchase program under which the Company may repurchase up to an additional $5 million of its outstanding common stock (the “Existing Share Repurchase Program”).  On April 7, 2022, the Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock (the “New Share Repurchase Program”). The New Share Repurchase Program will become effective upon the completion of the Existing Share Repurchase Program, which has approximately $0.4 million remaining for repurchases as of April 30, 2022.  The New Share Repurchase Program has no expiration date but may be terminated by the Board of Directors at any time.  Shares repurchased in the three months ended April 30, 2022 totaled 25,017 shares at a cost of $0.4 million leaving $5.4 million remaining available for repurchase under the Existing Share Repurchase Program and the New Share Repurchase Program at April 30, 2022.

Capital Expenditures. Our capital expenditures for the first three months of FY23 of $0.4 million principally relate to capital purchases for our manufacturing facilities in Mexico, Vietnam and India, enhancement of our global IT infrastructure and furnishing our new corporate headquarter office. We anticipate FY23 capital expenditures to be approximately $3.0 million as we continue to deploy our ERP solution globally, invest in strategic capacity expansion, and replace existing equipment in the normal course of operations. The Company may also seek to expend funds in connection with acquisitions.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our fiscal year 2022 Form 10-K. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2022 Form 10-K. There have been no significant changes in the application of our critical accounting policies during the three months ended April 30, 2022.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 17, 2021, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock. On July 6, 2021, the Board of Directors authorized an increase in the Company’s current stock repurchase program under which the Company may repurchase up to an additional $5 million of its outstanding common stock (the “Existing Share Repurchase Program”). On April 7, 2022, the Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock (the “New Share Repurchase Program”). The New Share Repurchase Program will become effective upon the completion of the Existing Share Repurchase Program, which has approximately $0.4 million remaining for repurchases as of April 30, 2022. The New Share Repurchase Program has no expiration date but may be terminated by the Board of Directors at any time.

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

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock during the first quarter of 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Programs (2)
February 1 – February 28	—	$—	—	$804,106
March 1 – March 31	—	$—	—	$804,106
April 1 – April 30	64,497	$16.80	25,017	$5,397,981
Total	64,497	$16.80	25,017	$5,397,981

(1)	Includes withholding of 39,480 restricted shares to cover taxes on vested restricted shares during the first quarter of FY23.
(2)

Represents the amount remaining under the Existing Share Repurchase Program for the February and March periods and the amount remaining under both the Existing Share Repurchase Program and the New Share Repurchase Program as of April 30, 2022.

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
101*

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND INDUSTRIES, INC. (Registrant)

Date: June 9, 2022	/s/ Charles D. Roberson
Charles D. Roberson, Chief Executive Officer, President and Secretary (Principal Executive Officer and Authorized Signatory)

Date: June 9, 2022	/s/ Allen E. Dillard
Allen E. Dillard, Chief Operating and Financial Officer (Principal Financial Officer and Authorized Signatory)

