Form 10-Q
period 2022-07-31
LAKELAND INDUSTRIES INC
filed 2022-09-08
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 2, 2022
Common Stock, $0.01 par value per share	7,514,725 Shares

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

($000’s except for share and per share information)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net sales	$28,184	$27,466	$55,462	$61,558
Cost of goods sold	16,557	14,609	32,779	33,923
Gross profit	11,627	12,857	22,683	27,635
Operating expenses	9,832	8,791	19,440	16,939
Operating profit	1,795	4,066	3,243	10,696
Other income (expense), net	(42)	(1)	(67)	(13)
Interest expense	(13)	(4)	(22)	(5)
Income before taxes	1,740	4,061	3,154	10,678
Income tax expense	2,610	1,093	2,895	2,708
Net income (loss)	$(870)	$2,968	$259	$7,970
Net income (loss) per common share:
Basic	$(0.11)	$0.37	$0.03	$1.00
Diluted	$(0.11)	$0.36	$0.03	$0.98
Weighted average common shares outstanding:
Basic	7,670,636	7,982,995	7,656,470	7,964,058
Diluted	7,670,636	8,141,107	7,841,281	8,120,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

($000’s)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Net income (loss)	$(870)	$2,968	$259	$7,970
Other comprehensive income (loss):
Foreign currency translation adjustments	(412)	(9)	(1,172)	(64)
Comprehensive income (loss)	$(1,282)	2,959	$(913)	$7,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(000’s except for share information)

ASSETS	July 31,	January 31,
	2022	2022
Current assets
Cash and cash equivalents	$41,211	$52,719
Accounts receivable, net of allowance for doubtful accounts of $728 and $666 at July 31, 2022 and January 31, 2022, respectively	15,891	14,771
Inventories	56,806	47,711
Prepaid VAT and other taxes	1,723	1,675
Other current assets	4,733	3,770
Total current assets	120,364	120,646
Property and equipment, net	8,388	8,714
Operating leases right-of-use assets	4,772	5,296
Deferred tax assets	2,075	2,072
Other assets	1,396	1,361
Investments	4,466	2,704
Total assets	$141,461	$140,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,860	$5,855
Accrued compensation and benefits	2,891	3,225
Other accrued expenses	1,955	1,372
Income tax payable	515	321
Current portion of operating lease liabilities	1,013	1,242
Total current liabilities	15,234	12,015
Deferred income taxes	1,788	-
Long-term portion of operating lease liabilities	3,392	3,678
Total liabilities	20,414	15,693
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	-	-
Common stock, $0.01 par; authorized 20,000,000 shares Issued 8,650,580 and 8,555,672; outstanding 7,514,725 and 7,615,967 at July 31, 2022 and January 31, 2022, respectively	87	86
Treasury stock, at cost; 1,135,855 and 939,705 shares at July 31, 2022 and January 31, 2022, respectively	(17,332)	(14,206)
Additional paid-in capital	77,811	77,826
Retained earnings	63,151	62,892
Accumulated other comprehensive loss	(2,670)	(1,498)
Total stockholders' equity	121,047	125,100
Total liabilities and stockholders' equity	$141,461	$140,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(000’s except for share information)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
		($000’s)		($000’s)	($000’s)	($000’s)	($000’s)	($000’s)

Balance, January 31, 2021	8,498,457	$85	(509,242)	$(5,023)	$76,781	$51,520	$(1,612)	$121,751
Net income	-	-	-	-	-	7,970	-	7,970
Other comprehensive loss	-	-	-	-	-	-	(64)	(64)
Stock-based compensation:
Restricted Stock Issued	43,915	1	-	-	-	-	-	1
Restricted Stock Plan	-	-	-	-	608	-	-	608
Return of shares in lieu of payroll withholding	-	-	-	-	(462)	-	-	(462)
Treasury stock purchased	-	-	(227,454)	(4,994)	-	-	-	(4,994)
Balance, July 31, 2021	8,542,372	$86	(736,696)	$(10,017)	$76,927	$59,490	$(1,676)	$124,810

Balance, April 30, 2021	8,542,235	$86	(509,242)	$(5,023)	$76,656	$56,522	$(1,667)	$126,574
Net income	-	-	-	-	-	2,968	-	2,968
Other comprehensive loss	-	-	-	-	-	-	(9)	(9)
Stock-based compensation:
Restricted stock issued	137	-	-	-	-	-	-	-
Restricted stock plan	-	-	-	-	271	-	-	271
Return of shares in lieu of payroll withholding	-	-	-	-	-	-	-	-
Treasury stock purchased	-	-	(227,454)	(4,994)	-	-	-	(4,994)
Balance, July 31, 2021	8,542,372	$86	(736,696)	$(10,017)	$76,927	$59,490	$(1,676)	$124,810

Balance, January 31, 2022	8,555,672	$86	(939,705)	$(14,206)	$77,826	$62,892	$(1,498)	$125,100
Net income	-	-	-	-	-	259	-	259
Other comprehensive loss	-	-	-	-	-	-	(1,172)	(1,172)
Stock-based compensation:
Restricted stock issued	94,908	1	-	-	-	-	-	1
Restricted stock plan	-	-	-	-	790	-	-	790
Return of shares in lieu of payroll withholding	-	-	-	-	(805)	-	-	(805)
Treasury stock purchased	-	-	(196,150)	(3,126)	-	-	-	(3,126)
Balance, July 31, 2022	8,650,580	$87	(1,135,855)	$(17,332)	$77,811	$63,151	$(2,670)	$121,047

Balance, April 30, 2022	8,635,358	$86	(964,722)	$(14,612)	$77,555	$64,021	$(2,258)	$124,792
Net loss	-	-	-	-	-	(870)	-	(870)
Other comprehensive loss	-	-	-	-	-	-	(412)	(412)
Stock-based compensation:
Restricted stock issued	15,222	1	-	-		-	-	1
Restricted stock plan	-	-	-	-	384	-	-	384
Return of shares in lieu of payroll withholding	-	-	-	-	(128)	-	-	(128)
Treasury stock purchased	-	-	(171,133)	(2,720)	-	-	-	(2,720)
Balance, July 31, 2022	8,650,580	$87	(1,135,855)	$(17,332)	$77,811	$63,151	$(2,670)	$121,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($000’s)

	Six Months Ended July 31,
	2022	2021
Cash flows from operating activities:
Net income	$259	$7,970
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Provision for doubtful accounts	63	21
Deferred income taxes	1,783	537
Depreciation and amortization	779	1,040
Stock based and restricted stock compensation	790	608
(Gain) loss on disposal of property and equipment	(4)	30
Equity in loss of equity investment	129	-
(Increase) decrease in operating assets
Accounts receivable	(1,266)	6,500
Inventories	(9,531)	(3,420)
Prepaid VAT and other taxes	(48)	(1,237)
Other assets	(1,062)	566
Increase (decrease) in operating liabilities
Accounts payable	3,013	2,655
Accrued expenses and other liabilities	517	(2,059)
Operating lease liabilities	4	(99)
Net cash (used in) provided by operating activities	(4,574)	13,112
Cash flows from investing activities:
Purchases of property and equipment	(449)	(452)
Investments	(1,891)	-
Net cash (used in) investing activities:	(2,340)	(452)
Cash flows from financing activities:
Purchase of treasury stock under stock repurchase program	(3,126)	(4,994)
Shares returned to pay employee taxes under restricted stock program	(805)	(462)
Net cash (used in) financing activities	(3,931)	(5,456)
Effect of exchange rate changes on cash and cash equivalents	(663)	39
Net increase (decrease) in cash and cash equivalents	(11,508)	7,243
Cash and cash equivalents at beginning of period	52,719	52,596
Cash and cash equivalents at end of period	$41,211	$59,839

Supplemental disclosure of cash flow information:
Cash paid for interest	$22	$5
Cash paid for taxes	$1,872	$2,803

Noncash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	-	$256

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

In this Form 10-Q, (a) “FY” means fiscal year; thus for example, FY23 refers to the fiscal year ending January 31, 2023, (b) “Q” refers to quarter; thus, for example, Q2 FY23 refers to the second quarter of the fiscal year ending January 31, 2023, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet, and (d) “Statement of Operations” refers to the unaudited condensed consolidated statement of operations.

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

On April 28, 2022, the Company, under the terms of the Investment Agreement, acquired an additional 381,679 Series A Shares of Bodytrak for £1,500,000 ($1.9 million). After completion of the additional investment, the Company owns 18.42% of Bodytrak’s total share capital. The investment in Bodytrak is accounted for under the equity method given our board representation and the resulting ability to exercise significant influence. A substantial portion of our investment represents differences in our investment and our share of the underlying recognized net assets of Bodytrak. These differences are predominately attributable to non-amortizing intangible assets, including internally developed intellectual property, of Bodytrak.

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

For the three and six months ended July 31, 2022, the Company recognized a loss of $102,000 and $129,000, respectively as the Company’s share of Bodytrak’s net loss. The loss is reflected in other income (expense), net in the consolidated statements of operations.

4. Inventories

Inventories consist of the following (in $000s):

	July 31, 2022	January 31, 2022

Raw materials	$24,912	$20,231
Work-in-process	996	626
Finished goods	34,409	29,910
Excess and obsolete adjustments	(3,511)	(3,056)
	$56,806	$47,711

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

As of July 31, 2022, the Company had no borrowings outstanding on the letter of credit sub-facility and no borrowings outstanding under the revolving credit facility.

Borrowings in UK

There were no borrowings outstanding under the Company’s existing credit facility with HSBC Bank at July 31, 2022 and January 31, 2022. Amounts due to the Company, under the facility with HSBC Invoice Finance (UK) Ltd., of $0.8 million and $1.2 million as of July 31, 2022, and January 31, 2022, respectively, are included in other current assets on the accompanying consolidated balance sheets.

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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC (UK); Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, and JSC Bank Centercredit in Kazakhstan. The Company monitors its financial depositories by their credit rating which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There was approximately $4.2 million total included in the U.S. bank accounts and approximately $37.0 million total in foreign bank accounts as of July 31, 2022, of which $40.5 million was uninsured.

Major Customer

No customer accounted for more than 10% of net sales during the three and six month periods ended July 31, 2022 and 2021.

Major Supplier

No vendor accounted for more than 10% of purchases during the three and six month periods ended July 31, 2022 and 2021.

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

An aggregate of 840,000 shares of the Company’s common stock are authorized for issuance under the 2017 Plan, as amended subject to adjustment as provided in the 2017 Plan for stock splits, dividends, distributions, recapitalizations and other similar transactions or events. If any shares subject to an award are forfeited, expire, lapse or otherwise terminate without issuance of such shares, such shares shall, to the extent of such forfeiture, expiration, lapse or termination, again be available for issuance under the 2017 Plan.

The Company recognized total stock-based compensation costs, which are reflected in operating expenses (in $000’s):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2021	2021
2017 Plan:
Total restricted stock and stock option programs	$384	$271	$790	$608
Total income tax expense recognized for stock-based compensation arrangements	$81	$70	$166	$158

Restricted Stock and Restricted Stock Units

Under the 2017 Plan, as described above, the Company awarded performance-based and service-based shares of restricted stock and restricted stock units to eligible employees and directors. The following table summarizes the activity under the 2017 Plan for the six months ended July 31, 2022 and 2021. This table reflects the amount of awards granted at the number of shares that would be vested if the Company were to achieve the maximum performance level under the December 2019, April 2020, June 2021 April 2022 and June 2022 grants.

	Performance- Based	Service-Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2022	232,838	14,970	247,808	$20.89
Awarded	33,492	53,082	86,574	$18.17
Vested	(119,164)	(22,669)	(141,833)
Forfeited	-	-	-
Outstanding at July 31, 2022	147,166	45,383	192,549	$19.66

	Performance- Based	Service-Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2021	245,210	30,930	276,140	$13.24
Awarded	23,101	38,071	61,172	$21.71
Vested	(58,574)	-	(58,574)
Forfeited	-	-	-
Outstanding at July 31, 2021	209,737	69,001	278,738	$14.75

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

The compensation cost is based on the fair value at the grant date, recognized over the requisite performance/service period using the straight-line method, and periodically adjusted for the probable number of shares to be awarded. As of July 31, 2022, unrecognized stock-based compensation expense totaled $2.1 million pursuant to the 2017 Plan based on outstanding awards under the 2017 Plan. This expense is expected to be recognized over approximately two years.

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

On April 7, 2022, the Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock (the “New Share Repurchase Program”), effective upon the completion of the Existing Share Repurchase Program. The New Share Repurchase Program has no expiration date but may be terminated by the Board of Directors at any time.

Shares repurchased in Q2 FY23 totaled 171,133 shares at a cost of $2.7 million leaving approximately $2.7 million remaining under the stock repurchase programs at July 31, 2022.

8. Income Taxes

The Company’s provision for income taxes for the three and six months ended July 31, 2022 and 2021 is based on the estimated annual effective tax rate, in addition to discrete items.

The Company changed its permanent reinvestment assertions for its Chinese operations during the second quarter due to increased volatility of the Chinese yuan and an updated evaluation of investment strategies. The Company recorded $2 million in withholding taxes for a planned repatriation. Going forward, any adjustments to this provision will be reflected through current tax expense.

The Company's effective tax rate for the second quarter of FY23 was 149.9%. As noted above the Company recorded $2 million in withholding taxes due to a change in its’ permanent reinvestment assertion related to China. Excluding this discrete expense, the effective rate was 35.0% which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and Global Intangible Low-Taxed Income (“GILTI”). The Company's effective tax rate for the second quarter of FY22 was 26.9% which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and state income taxes.

The Company's effective tax rate for the six months ended July 31, 2022 was 91.8%. In addition to the $2 million discrete item above, in Q1 FY23, the Company recorded deferred tax benefits of $0.2 million related to accruals for China social taxes based on our evaluation of the deductibility of these items. Excluding these discrete items, the effective rate was 34.1% which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and GILTI. The Company's effective tax rate for the six months ended July 31, 2021 was 25.4% which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions, state income taxes and the discrete item discussed above.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. The valuation allowance was $3.7 million and $3.2 million at July 31, 2022 and January 31, 2022, respectively.

9. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share as follows (in $000s except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(870)	$2,968	$259	$7,970
Denominator:
Denominator for basic net income (loss) per share (weighted-average shares which exclude shares in the treasury, 1,135,855 and 736,696 at July 31, 2022 and 2021, respectively	7,670,636	7,982,995	7,656,470	7,964,058
Effect of dilutive securities from restricted stock plan	-	158,112	184,811	156,351
Denominator for diluted net income (loss) per share (adjusted weighted average shares)	7,670,636	8,141,107	7,841,281	8,120,409
Basic net income (loss) per share	$(0.11)	$0.37	$0.03	$1.00
Diluted net income (loss) per share	$(0.11)	$0.36	$0.03	$0.98

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

General litigation contingencies

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of July 31, 2022, to the best of the Company’s knowledge, there were no significant outstanding claims or litigation.

11. Segment Reporting

We manage our operations by evaluating each of our geographic locations. Our US operations include a facility in Alabama (primarily the distribution to customers of the bulk of our products and the light manufacturing of our chemical, woven, reflective, and fire products). The Company also maintains one manufacturing company in China (primarily disposable and chemical suit production), a manufacturing facility in Mexico (primarily disposable, reflective, fire and chemical suit production), a manufacturing facility in Vietnam (primarily disposable production) and a small manufacturing facility in India. Our China facilities produce the majority of the Company’s products and China generates a significant portion of the Company’s international revenues. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in the USA, Canada, Mexico, Europe, Latin America, India, Russia, Kazakhstan and China, which sell and distribute products shipped from the United States, Mexico, India or China.

The table below represents information about reported segments for the three and six month periods noted therein:

	Three Months Ended July 31,		Six Months Ended July 31,
	(in millions of dollars)		(in millions of dollars)
	2022	2021	2022	2021
Net Sales:
USA Operations (including Corporate)	$13.43	$11.30	$25.68	$27.71
Other foreign	2.43	2.55	4.62	5.01
Europe (UK)	1.88	2.69	3.85	7.09
Mexico	1.50	1.06	2.74	2.87
Asia	19.32	19.27	33.98	37.46
Canada	2.26	2.08	4.53	3.86
Latin America	2.55	3.23	4.45	6.79
Less intersegment sales	(15.19)	(14.71)	(24.39)	(29.23)
Consolidated sales	$28.18	$27.47	$55.46	$61.56
External Sales:
USA Operations (including Corporate)	$11.90	$10.16	$23.13	$25.85
Other foreign	1.83	1.75	3.64	3.33
Europe (UK)	1.88	2.69	3.85	7.09
Mexico	1.06	0.75	1.91	2.30
Asia	6.74	6.93	13.98	12.57
Canada	2.26	2.08	4.53	3.86
Latin America	2.51	3.11	4.42	6.56
Consolidated external sales	$28.18	$27.47	$55.46	$61.56

Intersegment Sales:
USA Operations (including Corporate)	$1.53	$1.15	$2.55	$1.88
Other foreign	0.60	0.80	0.98	1.68
Mexico	0.44	0.30	0.83	0.56
Asia	12.58	12.34	20.00	24.89
Latin America	0.04	0.12	0.03	0.22
Consolidated intersegment sales	$15.19	$14.71	$24.39	$29.23

	Three Months Ended July 31,		Six Months Ended July 31,
	(in millions of dollars)		(in millions of dollars)
	2022	2021	2022	2021
Operating Profit (Loss):
USA Operations (including Corporate)	$(1.24)	$(1.10)	$(3.30)	$(0.83)
Other foreign	(0.07)	0.43	0.14	1.00
Europe (UK)	(0.36)	0.15	(0.62)	1.75
Mexico	(0.07)	(0.38)	(0.61)	(0.33)
Asia	3.40	3.17	5.95	6.64
Canada	0.32	0.29	0.95	0.76
Latin America	0.54	0.77	0.84	1.67
Intersegment profit (loss)	(0.72)	0.74	(0.11)	0.04
Consolidated operating profit	$1.80	$4.07	$3.24	$10.70

	July 31, 2022	January 31, 2022
	(in millions of dollars)
Total Assets:
USA Operations (including Corporate)	$50.57	$53.36
Other foreign	8.55	8.92
Europe (UK)	7.80	8.79
Mexico	5.02	5.06
Asia	54.65	52.26
Canada	6.64	4.99
Latin America	8.23	7.41
Consolidated assets	$141.46	$140.79

The table below presents external sales by product line:

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2022	2021	2022	2021
External Sales by product lines:
Disposables	$12.72	$15.19	$27.22	$34.89
Chemical	7.16	5.60	12.27	13.86
Fire	2.98	2.52	5.67	4.42
Gloves	0.55	1.70	1.09	3.32
High Visibility	1.34	0.59	2.94	1.04
High Performance Wear	1.11	1.01	2.48	1.87
Wovens	2.32	0.86	3.79	2.16
Consolidated external sales	$28.18	$27.47	$55.46	$61.56

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

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. More recently we have added manufacturing operations in Vietnam and India to offset increasing manufacturing costs in China and further diversify our manufacturing capabilities. Our China operations will continue primarily manufacturing for the Chinese market and other markets where duty advantages exist. The Company is adding a new manufacturing facility in Monterrey, Mexico that we expect to be operational in FY 24.  This new capacity will help shorten delivery times for the North American markets.  Manufacturing expansion is not only necessary to control rising costs, it is also necessary for Lakeland to achieve its growth objectives.

Our net sales attributable to customers outside the United States were $16.4 million and $17.3 million for the three months ended July 31, 2022 and 2021, respectively and $32.4 million and $35.7 million for the six months ended July 31, 2022 and 2021, respectively.

We are continually monitoring the potential financial impact of the Russian invasion of Ukraine on our operations. For the first half of FY23, sales in Russia were approximately 2.5% of our consolidated sales and sales into Ukraine were not significant. We do not have any capital assets in Russia.

We have not experienced any manufacturing capacity issues due to inability to source raw materials, government quarantine, or shelter-in-place orders, or due to COVID-19 outbreaks in any of our factories, however there can be no assurance that this will continue to be the case. In addition, we cannot predict any potential incremental cost that may be associated with any federal, state or local vaccine mandates or related testing protocol. While current economic indicators and industry data indicate an industrial market recovery, potential headwinds to revenue as we emerge from pandemic sales include the possibility of a recession and the continued presence of consumer stockpiled inventories that may temper demand within our regular markets in the remainder of FY23.

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

Additionally, we have experienced, along with most other companies across many industries, the macro-economic impact of a challenging employment environment related to hiring and retaining employees and wage inflation. We expect that these hiring, retention, and wage inflation challenges, as well as challenges related to maintaining our current workforce, will continue through the remainder of FY23. These hiring, retention, and cost challenges may negatively affect our ability to grow our business and keep our best employees or increase our cost of operations.

Results of Operations

Three Months ended July 31, 2022, Compared to the Three Months Ended July 31, 2021

Net Sales. Net sales were $28.2 million for the three months ended July 31, 2022, an increase of $0.7 million or 2.5% compared to $27.5 million for the three months ended July 31, 2021. Sales of our fire, high performance, high visibility and woven product lines increased by $1.6 million reflecting strengthening in the industrial markets. Our sales were negatively impacted by declines in our disposable and chemical product lines by $0.9 million though we were seeing an increase in direct container activity at the end of the second quarter.

Gross Profit. Gross profit for the three months ended July 31, 2022 was $11.6 million, a decrease of $1.3 million, or 10.0%, compared to $12.9 million for the three months ended July 31, 2021. Gross profit as a percentage of net sales decreased to 41.3% for the three month period ended July 31, 2022, from 46.8% for the three months ended July 31, 2021. Gross profit performance in the fiscal 2022 period benefited from higher factory utilization and an improving product mix with pricing power. Major factors driving the decline in gross margins in the three months ended July 31, 2022, were:

•	Change in product mix during the current quarter with a decline in disposable and chemical sales.
•	Increases in transportation costs.

Operating Expense. Operating expenses increased 11.4% from $8.8 million for the three months ended July 31, 2021 to $9.8 million for the three months ended July 31, 2022. This increase is attributable to increases in travel and trade show expenses, administrative expenses and currency fluctuations. Currency fluctuations accounted for $0.4 million of the increases due primarily to the fluctuation in the Chinese yuan. Operating expenses as a percentage of net sales was 34.8% for the three months ended July 31, 2022, up from 32.0% for the three months ended July, 2021 primarily due to the increased costs noted above.

Operating Profit. Operating profit declined to $1.8 million for the three months ended July 31, 2022 from $4.1 million for the three months ended July 31, 2021, due to the impacts detailed above. Operating margins were 6.4% for the three months ended July 31, 2022, as compared to 14.8% for the three months ended July 31, 2021.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $2.6 million for the three months ended July 31, 2022, compared to $1.1 million for the three months ended July 31, 2021. The Company changed its’ permanent reinvestment assertions for their Chinese operations during the second quarter due to increased volatility of the Chinese yuan and an updated evaluation of investment strategies. The Company recorded $2 million in withholding taxes for a planned repatriation during FY23. The effective rate for the three months ended July 31 2022 was 149.9%. Excluding the discrete item above the effective rate was 35.0%. The effective rate for the three months ended July 31, 2021 was 26.9%.

Net Income (Loss). Net loss for the three months ended July 31, 2022 was $0.9 million a decline of $3.9 million from net income of $3.0 million for the three months ended July 31, 2021.  The decline was due to the factors discussed above.

Six Months ended July 31, 2022, Compared to the Six Months Ended July 31, 2021

Net Sales. Net sales were $55.5 million for the six months ended July 31, 2022 as compared to $61.6 million for the six months ended July 31, 2021, a decrease of 9.9%. Sales of our disposable and chemical product lines declined by $9.3 million in the first half of the year due to reduction in direct container sales driven by diminishing COVID-19 demand and continued softness in demand for industrial applications. As noted, it is anticipated that COVID-19 demand will continue to diminish. Other product lines such as fire, high performance, and gloves, increased by $3.2 million in the aggregate during the period due to strengthening in those markets.

For the six months ended July 31, 2021 sales globally were driven by COVID-19 demand, as we realized significant increases in all markets for our disposable and chemical product lines.

Gross Profit. Gross profit was $22.7 million for the six months ended July 31, 2022, a decrease of $4.9 million, or 17.8%, from $27.6 million for the six months ended July 31, 2021. Gross profit as a percentage of net sales decreased to 40.9% for the six months ended July 31, 2022, from 44.9% for the six months ended July 31, 2021. Major factors driving gross margins were:

•	Significant decreases in volumes driven by reduced COVID-19 demand.
•	Decrease in direct container sales.
•	Return to competitive pricing pressures as COVID-19 demand decreases.

Operating Expense. Operating expenses increased $2.5 million, or 14.8%, to $19.4 million for the six months ended July 31, 2022 from $16.9 million for the six months ended July 31, 2021. Operating expenses as a percentage of net sales was 35% for the six months ended July 31, 2022, up from 27.5% for the six months ended July 31, 2021. The increased percentage is primarily due to the expenses noted below and lower sales volumes.  Selling expenses were higher by $1.0 million due to increases in freight out and customs fees coupled with higher travel, advertising and trade show expenses as COVID-19 restrictions have lifted.  General and administrative expenses increased by $1.4 million driven by currency fluctuations accounting for $1.1 million of the increase due to the strengthening of the U.S. dollar primarily against the Chinese yuan.The remaining increase was due to increases in rent and technology costs.

   Operating Profit. Operating profit decreased to $3.2 million for the six months ended July 31, 2022 from $10.7 million for the six months ended July 31, 2021, due to the impacts detailed above. Operating margins were 5.8% for the six months ended July 31, 2022, as compared to 17.4% for the six months ended July 31, 2021.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $2.9 million for the six months ended July 31, 2022, compared to $2.7 million for the six months ended July 31, 2021.

In Q2 FY23, the Company changed its’ permanent reinvestment assertions for its Chinese operations during the second quarter due to increased volatility of the Chinese yuan and geopolitical uncertainties.  The Company recorded $2 million in withholding taxes for a planned repatriation during FY23. In Q1 FY23, the Company recorded deferred tax benefits of $0.2 million related to accruals for China social taxes.  Excluding these discrete items the Company’s effective rate was 34.1% and 29.1% for the six months ended July 31, 2022 and 2021, respectively.

Net Income (Loss). Net income decreased by $7.7 million to $0.3 million for the six months ended July 31, 2022 from $8.0 million for the six months ended July 31, 2021.

Significant Balance Sheet Fluctuation July 31, 2022, Compared to January 31, 2022

Cash decreased by $11.5 million due to cash used in operating activities of $4.6 million for the six months ended July 31, 2022 primarily due to an increase in current assets of $11.9 million driven by a build in inventory to support customers by reducing delivery times and an increase in accounts receivable due to timing of sales in the current quarter.  Offsetting these increases was net income of $0.3 million, non-cash expenses of $3.5 million for deferred taxes, depreciation and amortization and stock compensation, and increase in current liabilities of $3.5 million.

The Company invested $0.5 million for the six months ended July 31, 2022 in office and manufacturing equipment purchases and made an additional investment in Bodytrak of $1.9 million.

Net cash used in financing activities was $3.9 million for the six months ended July 31, 2022, due to $3.1 million in shares repurchased and shares returned to pay income taxes on shares vested under our equity compensation program.

Capital expenditures for the three and six months ended July 31, 2022 were $0.1 million and $0.5 million respectively.

Liquidity and Capital Resources

At July 31, 2022, cash and cash equivalents were approximately $41.2 million and working capital was approximately $103.1 million. Cash and cash equivalents decreased $11.5 million and working capital decreased $5.6 million from January 31, 2022, primarily due to treasury stock purchases of $3.1 million, additional investment in Bodytrak of $1.9 million and $0.5 million of capital expenditures.

Of the Company’s total cash and cash equivalents of $41.2 million as of July 31, 2022, cash held in Latin America of $2.1 million, cash held in Russia and Kazakhstan of $0.9 million, cash held in the UK of $0.5 million, cash held in India of $0.6 million, cash held in Hong Kong of $0.5 million and cash held in Vietnam of $0.7 million would not be subject to additional US tax in the event such cash was repatriated due to the change in the US tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). When the Company repatriates cash from China, of the $29.5 million balance at July 31, 2022 there could be an additional 10% withholding tax incurred in that country. The Company expects to repatriate cash from China during FY 23, and in anticipation of doing so, has accrued a withholding tax expense of $2.0 million as of July 31, 2022.

Net cash used in operating activities of $4.6 million for the six months ended July 31, 2022 was primarily due to an increase in current assets of $11.9 million partially offset by net income of $0.3 million, non-cash expenses of $3.5 million for deferred taxes, depreciation and amortization and stock compensation, and increase in current liabilities of $3.5 million.  The increase in current assets was driven by a build in inventory to support customers by reducing delivery times.   We do not expect the inventory build to continue in the second half of the year.  Net cash used in investing activities of $2.3 million for the six months ended July 31, 2022 reflects office and manufacturing equipment purchases and the additional investment in Bodytrak of $1.9 million. Net cash used in financing activities was $3.9 million for the six months ended July 31, 2022, due to $3.1 million in shares repurchased under our Existing Share Repurchase Program and shares returned to pay income taxes on shares vested under our equity compensation program.

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

The Loan Agreement requires the Company to maintain a Funded Debt to EBITDA (as each such term is defined in the Loan Agreement) ratio of 3.0 to 1.0 or less and a Basic Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of at least 1.15 to 1.0. The Loan Agreement also contains customary covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, pay dividends, or merge, consolidate or sell or otherwise transfer assets. The Company was in compliance with all of its debt covenants as of July 31, 2022.

Other than the changes described above, the terms and conditions of the Loan Agreement remain in full force and effect.

Stock Repurchase Program. On February 17, 2021, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock. On July 6, 2021, the Board of Directors authorized an increase in the Company’s current stock repurchase program under which the Company may repurchase up to an additional $5 million of its outstanding common stock (the “Existing Share Repurchase Program”).  On April 7, 2022, the Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock (the “New Share Repurchase Program”). The New Share Repurchase Program became effective upon the completion of the Existing Share Repurchase Program.  The New Share Repurchase Program has no expiration date but may be terminated by the Board of Directors at any time.  Shares repurchased in the three months ended July 31, 2022, totaled 171,133 shares at a cost of $2.7 million leaving $2.7 million remaining available for repurchase under the New Share Repurchase Program at July 31, 2022.

Capital Expenditures. Our capital expenditures for the first six months of FY23 of $0.5 million principally relate to capital purchases for our manufacturing facilities in Mexico, Vietnam and India, enhancement of our global IT infrastructure and furnishing our new corporate headquarter office. We anticipate FY23 capital expenditures to be approximately $3.0 million as we continue to deploy our ERP solution globally, invest in strategic capacity expansion, and replace existing equipment in the normal course of operations. The Company may also seek to expend funds in connection with acquisitions.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our fiscal year 2022 Form 10-K. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2022 Form 10-K. There have been no significant changes in the application of our critical accounting policies during the six months ended July 31, 2022.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 17, 2021, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock. On July 6, 2021, the Board of Directors authorized an increase in the Company’s current stock repurchase program under which the Company may repurchase up to an additional $5 million of its outstanding common stock (the “Existing Share Repurchase Program”).  On April 7, 2022, the Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock (the “New Share Repurchase Program”). The New Share Repurchase Program became effective upon the completion of the Existing Share Repurchase Program.  The New Share Repurchase Program has no expiration date but may be terminated by the Board of Directors at any time.

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

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock during the second quarter of 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Programs (2)
May 1 – May 31	—	$—	—	$5,397,981
June 1 – June 30	80,914	$16.02	73,467	$4,220,727
July 1 – July 31	97,666	$15.79	97,666	$2,678,566
Total	178,580	$15.88	171,133	$2,678,566

___________

(1)	Includes withholding of 7,447 restricted shares to cover taxes on vested restricted shares during the second quarter of FY23.
(2)

Represents the amount remaining under the Existing Share Repurchase Program and New Share Repurchase Program for the May, June and July periods and the amount remaining under the New Share Repurchase Program as of July 31, 2022.

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
10.1

Lease Agreement, by and between Morena de la Garza Gonzalez and Alejandro Mario Gonzalez Quezada and Lakeland Industries, Inc.(incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed August 17, 2022)

10.2

Continuing Guaranty, dated as of July 6, 2022, by Lakeland Industries, Inc. in favor of Morena de la Garza Gonzalez and Alejandro Mario Gonzalez Quezada (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed August 17, 2022)

10.3*	Form of Performance-Based Restricted Stock Unit Award Agreement
10.4*	Form of Director Restricted Stock Unit Award Agreement
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934
32.1†	Certification of Chief Executive Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations,  (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND INDUSTRIES, INC. (Registrant)

Date: September 8, 2022	/s/ Charles D. Roberson
Charles D. Roberson, Chief Executive Officer, President and Secretary (Principal Executive Officer and Authorized Signatory)

Date: September 8, 2022	/s/ Allen E. Dillard
Allen E. Dillard, Chief Operating and Financial Officer (Principal Financial Officer and Authorized Signatory)

