Form 10-Q
period 2022-10-31
LAKELAND INDUSTRIES INC
filed 2022-12-08
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 2, 2022
Common Stock, $0.01 par value per share	7,319,886 Shares

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

($000’s except for share and per share information)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net sales	$28,387	$30,032	$83,849	$91,590
Cost of goods sold	16,083	17,262	48,862	51,184
Gross profit	12,304	12,770	34,987	40,406
Operating expenses	10,082	8,544	29,522	25,483
Operating profit	2,222	4,226	5,465	14,923
Other income (expense), net	(72)	(1)	(140)	(14)
Interest expense	(4)	(2)	(25)	(7)
Income before taxes	2,146	4,223	5,300	14,902
Income tax expense	715	1,327	3,610	4,036
Net income	$1,431	$2,896	$1,690	$10,866
Net income per common share:
Basic	$0.19	$0.37	$0.22	$1.37
Diluted	$0.19	$0.36	$0.22	$1.34
Weighted average common shares outstanding:
Basic	7,514,725	7,849,591	7,600,272	7,942,162
Diluted	7,704,695	7,998,965	7,787,662	8,095,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

($000’s)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

Net income	$1,431	$2,896	$1,690	$10,866
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,744)	70	(2,916)	6
Comprehensive income (loss)	$(313)	$2,966	$(1,226)	$10,872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(000’s except for share information)

ASSETS	October 31,	January 31,
	2022	2022
Current assets
Cash and cash equivalents	$34,949	$52,719
Accounts receivable, net of allowance for doubtful accounts of $758 and $666 at October 31, 2022 and January 31, 2022, respectively	16,675	14,771
Inventories	57,195	47,711
Prepaid VAT and other taxes	1,781	1,675
Other current assets	3,628	3,770
Total current assets	114,228	120,646
Property and equipment, net	8,620	8,714
Operating leases right-of-use assets	4,573	5,296
Deferred tax assets	2,083	2,072
Other assets	1,399	1,361
Investments	5,513	2,704
Total assets	$136,416	$140,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,455	$5,855
Accrued compensation and benefits	2,960	3,225
Other accrued expenses	1,842	1,372
Income tax payable	461	321
Current portion of operating lease liabilities	1,023	1,242
Total current liabilities	12,741	12,015
Deferred income taxes	1,804	-
Long-term portion of operating lease liabilities	3,100	3,678
Total liabilities	17,645	15,693
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	-	-
Common stock, $0.01 par; authorized 20,000,000 shares Issued 8,650,580 and 8,555,672; outstanding 7,319,886 and 7,615,967 at October 31, 2022 and January 31, 2022, respectively	87	86
Treasury stock, at cost; 1,330,694 and 939,705 shares at October 31, 2022 and January 31, 2022, respectively	(19,646)	(14,206)
Additional paid-in capital	78,162	77,826
Retained earnings	64,582	62,892
Accumulated other comprehensive loss	(4,414)	(1,498)
Total stockholders' equity	118,771	125,100
Total liabilities and stockholders' equity	$136,416	$140,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(000’s except for share information)

					Additional		Accumulated Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
		($000’s)		($000’s)	($000’s)	($000’s)	($000’s)	($000’s)

Balance, January 31, 2021	8,498,457	$85	(509,242)	$(5,023)	$76,781	$51,520	$(1,612)	$121,751
Net income	—	—	—	—	—	10,866	—	10,866
Other comprehensive loss	—	—	—	—	—	—	6	6
Stock-based compensation:

Restricted Stock Issued	57,215	1	—	—	—	—	—	1
Restricted Stock Plan	—	—	—	—	1,025	—	—	1,025
Return of shares in lieu of payroll withholding	—	—	—	—	(622)	—	—	(622)
Treasury stock purchased	—	—	(271,024)	(5,887)	—	—	—	(5,887)
Balance, October 31, 2021	8,555,672	$86	(780,266)	$(10,910)	$77,184	$62,386	$(1,606)	$127,140

Balance, July 31, 2021	8,542,372	$86	(736,696)	$(10,017)	$76,927	$59,490	$(1,676)	$124,810
Net income	—	—	—	—	—	2,896	—	2,896
Other comprehensive income	—	—	—	—	—	—	70	70
Stock-based compensation:
Restricted stock issued	13,300	—	—	—	—	—	—	—
Restricted stock plan	—	—	—	—	417	—	—	417
Return of shares in lieu of payroll withholding	—	—	—	—	(160)	—	—	(160)
Treasury stock purchased	—	—	(43,570)	(893)	—	—	—	(893)
Balance, October 31, 2021	8,555,672	$86	(780,266)	$(10,910)	$77,184	$62,386	$(1,606)	$127,140

Balance, January 31, 2022	8,555,672	$86	(939,705)	$(14,206)	$77,826	$62,892	$(1,498)	$125,100
Net income	—	—	—	—	—	1,690	—	1,690
Other comprehensive loss	—	—	—	—	—	—	(2,916)	(2,916)
Stock-based compensation:
Restricted stock issued	94,908	1	—	—	—	—	—	1
Restricted stock plan	—	—	—	—	1,141	—	—	1,141
Return of shares in lieu of payroll withholding	—	—	—	—	(805)	—	—	(805)
Treasury stock purchased	—	—	(390,989)	(5,440)	—	—	—	(5,440)
Balance, October 31, 2022	8,650,580	$87	(1,330,694)	$(19,646)	$78,162	$64,582	$(4,414)	$118,771

Balance, July 31, 2022	8,650,580	$87	(1,135,855)	$(17,332)	$77,811	$63,151	$(2,670)	$121,047
Net income	—	—	—	—	—	1,431	—	1,431
Other comprehensive loss	—	—	—	—	—	—	(1,744)	(1,744)
Stock-based compensation:
Restricted stock issued	—	—	—	—		—	—	—
Restricted stock plan	—	—	—	—	351	—	—	351
Return of shares in lieu of payroll withholding	—	—	—	—	—	—	—	—
Treasury stock purchased	—	—	(194,839)	(2,314)	—	—	—	(2,314)
Balance, October 31, 2022	8,650,580	$87	(1,330,694)	$(19,646)	$78,162	$64,582	$(4,414)	$118,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($000’s)

	Nine Months Ended October 31,
	2022	2021
Cash flows from operating activities:
Net income	$1,690	$10,866
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Provision for doubtful accounts	92	(86)
Deferred income taxes	1,788	585
Depreciation and amortization	1,370	1,470
Stock based and restricted stock compensation	1,141	1,025
(Gain) loss on disposal of property and equipment	(4)	51
Equity in loss of equity investment	252	—
Non-cash operating lease expense	—	229
(Increase) decrease in operating assets
Accounts receivable	(2,197)	4,792
Inventories	(10,257)	(3,502)
Prepaid VAT and other taxes	(106)	(979)
Other assets	(22)	1,020
Increase (decrease) in operating liabilities
Accounts payable	613	(965)
Accrued expenses and other liabilities	499	(1,454)
Operating lease liabilities	(89)	(461)
Net cash (used in) provided by operating activities	(5,230)	12,591
Cash flows from investing activities:
Purchases of property and equipment	(1,273)	(581)
Investments	(3,061)	(2,783)
Net cash (used in) investing activities:	(4,334)	(3,364)
Cash flows from financing activities:
Purchase of treasury stock under stock repurchase program	(5,440)	(5,887)
Shares returned to pay employee taxes under restricted stock program	(805)	(622)
Net cash (used in) financing activities	(6,245)	(6,509)
Effect of exchange rate changes on cash and cash equivalents	(1,961)	219
Net increase (decrease) in cash and cash equivalents	(17,770)	2,937
Cash and cash equivalents at beginning of period	52,719	52,596
Cash and cash equivalents at end of period	$34,949	$55,533

Supplemental disclosure of cash flow information:
Cash paid for interest	$25	$7
Cash paid for taxes	$2,614	$4,217

Noncash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$34	$3,238

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

In this Form 10-Q, (a) “FY” means fiscal year; thus for example, FY23 refers to the fiscal year ending January 31, 2023, (b) “Q” refers to quarter; thus, for example, Q3 FY23 refers to the third quarter of the fiscal year ending January 31, 2023, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet, and (d) “Statement of Operations” refers to the unaudited condensed consolidated statement of operations.

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

On April 28, 2022, the Company, under the terms of the Investment Agreement, acquired an additional 381,679 Series A Shares of Bodytrak for £1,500,000 ($1.9 million).  On October 26, 2022, the Company acquired an additional 254,452 Series A Shares of Bodytrak for £1,000,000 ($1.2 million).  After completion of the additional investments, the Company owns 22.5% of Bodytrak’s total share capital.  The investment in Bodytrak is accounted for under the equity method given our board representation and the resulting ability to exercise significant influence.  A substantial portion of our investment represents differences in our investment and our share of the underlying recognized net assets of Bodytrak.  These differences are predominately attributable to non-amortizing intangible assets, including internally developed intellectual property, of Bodytrak.

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

For the three and nine months ended October 31, 2022, the Company recognized losses of $0.1 million and $0.3 million, respectively, as the Company’s share of Bodytrak’s net loss.  The loss is reflected in other income (expense), net in the consolidated statements of operations.

4. Inventories

Inventories consist of the following (in $000s):

	October 31, 2022	January 31, 2022

Raw materials	$24,378	$20,231
Work-in-process	1,116	626
Finished goods	35,388	29,910
Excess and obsolete adjustments	(3,687)	(3,056)
	$57,195	$47,711

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

As of October 31, 2022, the Company had no borrowings outstanding on the letter of credit sub-facility and no borrowings outstanding under the revolving credit facility.

Borrowings in UK

There were no borrowings outstanding under the Company’s existing credit facility with HSBC Bank at October 31, 2022 and January 31, 2022.  Amounts due to the Company, under the facility with HSBC Invoice Finance (UK) Ltd., of $0.2 million and $1.2 million as of October 31, 2022, and January 31, 2022, respectively, are included in other current assets on the accompanying consolidated balance sheets.

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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC (UK); Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, and JSC Bank Centercredit in Kazakhstan. The Company monitors its financial depositories by their credit rating which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There was approximately $3.3 million total included in the U.S. bank accounts and approximately $31.7 million total in foreign bank accounts as of October 31, 2022, of which $34.3 million was uninsured.

Major Customer

One customer, Aramsco, accounted for more than 10% of net sales during the three month period ended October 31, 2022.  No customer accounted for more than 10% of net sales during the three month period ended October 31, 2021 or the nine month periods ended October 31, 2022 and 2021.

Major Supplier

No vendor accounted for more than 10% of purchases during the three and nine month periods ended October 31, 2022 and 2021.

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

The Company recognized total stock-based compensation costs, which are reflected in operating expenses (in $000’s):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
2017 Plan:
Total restricted stock and stock option programs	$351	$418	$1,141	$1,025
Total income tax expense recognized for stock-based compensation arrangements	$74	$108	$240	$266

Restricted Stock and Restricted Stock Units

Under the 2017 Plan, as described above, the Company awarded performance-based and service-based shares of restricted stock and restricted stock units to eligible employees and directors. The following table summarizes the activity under the 2017 Plan for the nine months ended October 31, 2022 and 2021. This table reflects the amount of awards granted at the number of shares that would be vested if the Company were to achieve the maximum performance level under the December 2019, April 2020, June 2021, April 2022 and June 2022 grants.

	Performance- Based	Service- Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2022	232,838	14,970	247,808	$20.89
Awarded	33,492	53,082	86,574	$18.17
Vested	(119,164)	(22,669)	(141,833)
Forfeited	—	—	—
Outstanding at October 31, 2022	147,166	45,383	192,549	$19.66

	Performance- Based	Service- Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2021	245,210	30,930	276,140	$13.24
Awarded	23,101	38,071	61,172	$21.71
Vested	(79,574)	—	(79,574)
Forfeited	—	—	—
Outstanding at October 31, 2021	188,737	69,001	257,738	$14.75

The actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a three year performance measurement period based on measures that include Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) margin, revenue growth, and free cash flow for the April 2020 and June 2021 grants and revenue growth and EBITDA margin for the April 2022 and June 2022 grants. The performance targets have been set for each of the Minimum, Target, and Maximum levels. The actual performance amount achieved is determined by the Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence, at the discretion of the Committee.

The compensation cost is based on the fair value at the grant date, recognized over the requisite performance/service period using the straight-line method, and periodically adjusted for the probable number of shares to be awarded.  As of October 31, 2022, unrecognized stock-based compensation expense totaled $1.8 million pursuant to the 2017 Plan based on outstanding awards under the 2017 Plan.  This expense is expected to be recognized over approximately two years.

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

Shares repurchased in Q3 FY23 totaled 194,839 shares at a cost of $2.3 million leaving approximately $0.4 million remaining under the stock repurchase programs at October 31, 2022.  On December 1, 2022, the Board of Directors authorized an increase in the Company’s stock repurchase program under which the Company may repurchase up to an additional $5 million of its outstanding common stock.

8. Income Taxes

The Company’s provision for income taxes for the three and nine months ended October 31, 2022 and 2021 is based on the estimated annual effective tax rate, in addition to discrete items.

The Company's effective tax rate for the third quarter of FY23 was 33.3% which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and Global Intangible Low-Taxed Income (“GILTI”). The Company's effective tax rate for the third quarter of FY22 was 31.4% which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and state income taxes

In Q2 FY23 the Company changed its permanent reinvestment assertions for its Chinese operations due to increased volatility of the Chinese yuan and an updated evaluation of  investment  strategies. The Company recorded $2 million in withholding taxes for a planned repatriation.  Going forward, any adjustments to this provision will be reflected through current tax expense.

The Company's effective tax rate for the nine months ended October 31, 2022 was 68.1%.  In addition to the $2 million in withholding taxes discussed above, in Q1 FY23, the Company recorded deferred tax benefits of $0.2 million related to accruals for China social taxes based on our evaluation of the deductibility of these items.  Excluding these discrete items, the effective rate was 33.8% which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and GILTI. The Company's effective tax rate for the nine months ended October 31, 2021 was 27.1% which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions, state income taxes and the discrete item discussed above.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. The valuation allowance was $3.7 million and $3.2 million at October 31, 2022 and January 31, 2022, respectively.

9. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share as follows (in $000s except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Numerator:
Net income	$1,431	$2,896	$1,690	$10,866
Denominator:
Denominator for basic net income per share (weighted-average shares which exclude shares in the treasury, 1,330,694 and 780,266 at October 31, 2022 and 2021, respectively	7,514,725	7,849,591	7,600,272	7,942,162
Effect of dilutive securities from restricted stock plan	189,970	149,374	187,390	147,613
Denominator for diluted net income (loss) per share (adjusted weighted average shares)	7,704,695	7,998,965	7,787,662	8,089,775
Basic net income (loss) per share	$0.19	$0.37	$0.22	$1.37
Diluted net income (loss) per share	$0.19	$0.36	$0.22	$1.34

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

General litigation contingencies

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of October 31, 2022, to the best of the Company’s knowledge, there were no significant outstanding claims or litigation.

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

The table below represents information about reported segments for the three and nine month periods noted therein:

	Three Months Ended October 31,		Nine Months Ended October 31,
	(in millions of dollars)		(in millions of dollars)
	2022	2021	2022	2021
Net Sales:
USA Operations (including Corporate)	$15.37	$11.72	$41.03	$39.43
Other foreign	2.33	2.22	6.95	7.23
Europe (UK)	1.48	1.70	5.34	8.79
Mexico	1.36	1.25	4.10	4.12
Asia	16.78	21.85	50.75	59.31
Canada	2.41	2.92	6.95	6.78
Latin America	2.56	2.49	7.01	9.28
Less intersegment sales	(13.90)	(14.12)	(38.28)	(43.35)
Consolidated sales	$28.39	$30.03	$83.85	$91.59
External Sales:
USA Operations (including Corporate)	$14.02	$10.61	$37.15	$36.46
Other foreign	1.73	1.69	5.37	5.02
Europe (UK)	1.48	1.70	5.34	8.79
Mexico	0.99	0.99	2.90	3.29
Asia	5.19	9.83	19.16	22.40
Canada	2.41	2.92	6.95	6.78
Latin America	2.57	2.29	6.98	8.85
Consolidated external sales	$28.39	$30.03	$83.85	$91.59

Intersegment Sales:
USA Operations (including Corporate)	$1.34	$1.09	$3.88	$2.97
Other foreign	0.61	0.54	1.59	2.22
Mexico	0.36	0.27	1.19	0.83
Asia	11.59	12.02	31.59	36.91
Latin America	-	0.20	0.03	0.42
Consolidated intersegment sales	$13.90	$14.12	$38.28	$43.35

	Three Months Ended October 31,		Nine Months Ended October 31,
	(in millions of dollars)		(in millions of dollars)
	2022	2021	2022	2021
Operating Profit (Loss):
USA Operations (including Corporate)	$(0.11)	$(1.89)	$(3.42)	$(2.21)
Other foreign	0.25	0.40	0.38	1.40
Europe (UK)	(0.45)	(0.04)	(1.08)	1.72
Mexico	(0.32)	(0.28)	(0.94)	(0.61)
Asia	2.44	4.96	8.45	11.34
Canada	0.32	0.65	1.27	1.41
Latin America	0.37	0.43	1.21	2.10
Intersegment profit (loss)	(0.28)	-	(0.40)	(0.23)
Consolidated operating profit	$2.22	$4.23	$5.47	$14.92

	October 31, 2022	January 31, 2022
	(in millions of dollars)
Total Assets:
USA Operations (including Corporate)	$53.39	$53.36
Other foreign	9.12	8.92
Europe (UK)	7.92	8.79
Mexico	5.81	5.06
Asia	46.61	52.26
Canada	5.56	4.99
Latin America	8.01	7.41
Consolidated assets	$136.42	$140.79

The table below presents external sales by product line:

	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, (in millions of dollars)
	2022	2021	2022	2021
External Sales by product lines:
Disposables	$14.08	$18.14	$41.32	$53.04
Chemical	5.18	5.15	17.45	19.01
Fire	3.55	1.50	9.21	5.92
Gloves	0.63	0.63	1.72	1.66
High Visibility	1.70	1.65	4.63	3.81
High Performance Wear	1.34	0.90	3.81	2.77
Wovens	1.91	2.06	5.71	5.38
Consolidated external sales	$28.39	$30.03	$83.85	$91.59

12. Subsequent Event

On December 2, 2022 the Company acquired UK-based Eagle Technical Products Limited (“Eagle”) in an all-cash transaction valued at approximately $10.8 million subject to post-closing adjustments and potential future earnout payments. The acquisition enhances Lakeland’s product portfolio, particularly within fire service protective clothing and expands its sales presence in the Middle East and Europe.  Headquartered in Manchester, UK, Eagle is a leading designer and provider of protective apparel to the fire and industrial sectors. Eagle provides differentiated product offerings through its innovative and technical solutions.

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

On December 2, 2022 the Company acquired UK-based Eagle Technical Products Limited (“Eagle”) in an all-cash transaction valued at approximately $10.8 million subject to post-closing adjustments and potential future earnout payments. The acquisition enhances Lakeland’s product portfolio, particularly within fire service protective clothing and expands its sales presence in the Middle East and Europe.

Our net sales attributable to customers outside the United States were $14.4 million and $19.4 million for the three months ended October 31, 2022 and 2021, respectively and $46.7 million and $55.1 million for the nine months ended October 31, 2022 and 2021, respectively.

We are continually monitoring the potential financial impact of the Russian invasion of Ukraine on our operations.  For the nine months ended October 31, 2022, sales in Russia were approximately 2.4% of our consolidated sales and sales into Ukraine were not significant.  We do not have any capital assets in Russia.

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

While we have not experienced any raw materials shortages in our Asian manufacturing operations, we are experiencing some issues with U.S. sourced raw materials due to labor and precursor shortages affecting our higher margin product lines. In both Asia and the U.S., increasing labor costs, as well as inflationary pressures threaten to drive raw material costs up and may negatively impact our gross margins. Where we can, we will seek to recover increased costs with corresponding price increases.

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

Results of Operations

Three Months ended October 31, 2022, Compared to the Three Months Ended October 31, 2021

Net Sales. Net sales were $28.4 million for the three months ended October 31, 2022, a decrease of $1.6 million or 5.3% compared to $30.0 million for the three months ended October 31, 2021.  Sales of our fire and high performance product lines increased by $2.5 million reflecting strengthening in the industrial markets.  Our sales were negatively impacted by declines in our disposable product line by $4.1 million, though we were seeing continued increases in direct container activity in the third quarter.

Gross Profit. Gross profit for the three months ended October 31, 2022 was $12.3 million, a decrease of $0.5 million, or 3.9%, compared to $12.8 million for the three months ended October 31, 2021. Gross profit as a percentage of net sales improved to 43.3% for the three month period ended October 31, 2022, from 42.5% for the three months ended October 31, 2021. Gross profit performance in the fiscal 2023 period benefited from improving product mix with pricing power and lower freight rates.

Operating Expense.

Operating expenses increased 18.8% from $8.5 million for the three months ended October 31, 2021 to $10.1 million for the three months ended October 31, 2022. This increase is attributable to increases in freight out and selling expenses of $0.4 million, administrative expenses of $0.4 million and currency fluctuations of $0.8 million.  Increase in currency expense is due primarily to the fluctuation in the Chinese yuan.  Operating expenses in the quarter ended October 31, 2022 also included $0.2 million in severance expenses.  Operating expenses as a percentage of net sales was 35.5% for the three months ended October 31, 2022, up from 28.4% for the three months ended October 31, 2021 primarily due to the increased costs noted above.

Operating Profit. Operating profit declined to $2.1 million for the three months ended October 31, 2022 from $4.2 million for the three months ended October 31, 2021, due to the impacts detailed above. Operating margins were 7.6% for the three months ended October 31, 2022, as compared to 14.1% for the three months ended October 31, 2021.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $0.7 million for the three months ended October 31, 2022, compared to $1.3 million for the three months ended October 31, 2021. The effective rate for the three months ended October 31, 2022, was 33.3%. The effective rate for the three months ended October 31, 2021 was 31.4%.

Net Income. Net income for the three months ended October 31, 2022 was $1.4 million, a decline of $1.5 million from net income of $2.9 million for the three months ended October 31, 2021.  The decline was due to the factors discussed above.

Nine Months ended October 31, 2022, Compared to the Nine Months Ended October 31, 2021

Net Sales. Net sales were $83.8 million for the nine months ended October 31, 2022 as compared to $91.6 million for the nine months ended October 31, 2021, a decrease of $7.8 million or 8.5%. Our fire, high performance, high visibility and wovens product lines increased by $5.5 million in the aggregate reflecting strengthening in our industrial markets.  Sales of our disposable and chemical product lines declined by $13.3 million in the nine months ended October 31, 2022, driven by diminishing COVID-19 demand.

For the nine months ended October 31, 2021 sales globally were driven by COVID-19 demand, as we realized significant increases in all markets for our disposable and chemical product lines.

Gross Profit. Gross profit was $35.0 million for the nine months ended October 31, 2022, a decrease of $5.4 million, or 13.4%, from $40.4 million for the nine months ended October 31, 2021. Gross profit as a percentage of net sales decreased to 41.7% for the nine months ended October 31, 2022, from 44.1% for the nine months ended October 31, 2021. Major factors driving gross margins were:

•	Significant decreases in volumes driven by reduced COVID-19 demand.
•	Return to competitive pricing pressures as COVID-19 demand decreases.
•	Increases in freight rates beginning in FY22.

Operating Expense. Operating expenses increased $4.0 million, or 15.7%, to $29.5 million for the nine months ended October 31, 2022 from $25.5 million for the nine months ended October 31, 2021. Selling expenses were higher by $1.6 million due to increases in freight out and customs fees coupled with higher travel, advertising and trade show expenses as COVID-19 restrictions have lifted.  General and administrative expenses increased by $2.6 million, driven by currency fluctuations accounting for $1.9 million of the increase due to the strengthening of the U.S. dollar primarily against the Chinese yuan.  The remaining increase was due to increases in rent and technology costs.  Operating expenses as a percentage of net sales was 35.2% for the nine months ended October 31, 2022, up from 27.8% for the nine months ended October 31, 2021.

Operating Profit. Operating profit decreased to $5.5 million for the nine months ended October 31, 2022 from $14.9 million for the nine months ended October 31, 2021, due to the impacts detailed above. Operating margins were 6.5% for the nine months ended October 31, 2022, as compared to 16.3% for the nine months ended October 31, 2021.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $3.6 million for the nine months ended October 31, 2022, compared to $4.0 million for the nine months ended October 31, 2021.

In Q2 FY23, the Company changed its’ permanent reinvestment assertions for its Chinese operations during the second quarter due to increased volatility of the Chinese yuan and geopolitical uncertainties.  The Company recorded $2 million in withholding taxes for a planned repatriation during FY23. In Q1 FY23, the Company recorded deferred tax benefits of $0.2 million related to accruals for China social taxes.  Excluding these discrete items the Company’s effective rate was 33.8% and 27.1% for the nine months ended October 31, 2022 and 2021, respectively.

Net Income. Net income decreased by $9.2 million to $1.7 million for the nine months ended October 31, 2022 from $10.9 million for the nine months ended October 31, 2021.

Significant Balance Sheet Fluctuation October 31, 2022, Compared to January 31, 2022

Cash decreased by $17.8 million due to cash used in operating activities of $5.2 million for the nine months ended October 31, 2022 primarily due to an increase in current assets of $12.5 million driven by a build in inventory to support customers by reducing delivery times and an increase in accounts receivable due to timing of sales, including direct containers, in the current quarter.  Offsetting these increases were net income of $1.7 million, non-cash expenses of $4.6 million for deferred taxes, depreciation and amortization, stock compensation, and equity in loss of equity investment, and increase in current liabilities of $1.0 million.

The Company invested $1.3 million for the nine months ended October 31, 2022 in office and manufacturing equipment purchases and made an additional investments in Bodytrak of $3.1 million.

Net cash used in financing activities was $6.2 million for the nine months ended October 31, 2022, due to $5.4 million in shares repurchased and $0.8 million in shares returned to pay income taxes on shares vested under our equity compensation program.

Capital expenditures for the three and nine months ended October 31, 2022 were $0.8 million and $1.3 million, respectively.

Liquidity and Capital Resources

At October 31, 2022, cash and cash equivalents were approximately $34.9 million and working capital was approximately $99.6 million. Cash and cash equivalents decreased $17.8 million and working capital decreased $9.0 million from January 31, 2022, primarily due to treasury stock purchases of $5.4 million, additional investments in Bodytrak of $3.1 million and $1.0 million of capital expenditures.

Of the Company’s total cash and cash equivalents of $34.9 million as of October 31, 2022, cash held in Latin America of $1.5 million, cash held in Russia and Kazakhstan of $1.2 million, cash held in the UK of $0.7 million, cash held in India of $0.6 million, cash held in Hong Kong of $0.2 million and cash held in Vietnam of $0.3 million would not be subject to additional US tax in the event such cash was repatriated due to the change in the US tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). When the Company repatriates cash from China, of the $25.9 million balance at October 31, 2022, there could be an additional 10% withholding tax incurred in that country. The Company expects to repatriate cash from China during FY 23, and in anticipation of doing so, has accrued a withholding tax expense of $2.0 million as of October 31, 2022.

Net cash used in operating activities of $5.2 million for the nine months ended October 31, 2022 was primarily due to an increase in current assets of $12.5 million partially offset by net income of $1.7 million, non-cash expenses of $4.6 million for deferred taxes, depreciation and amortization, stock compensation and equity in loss of equity investment, and increase in current liabilities of $1.0 million.  The increase in current assets was driven by a build in inventory to support customers by reducing delivery times.   We do not expect the inventory build to continue in the fourth quarter.  Net cash used in investing activities of $4.1 million for the nine months ended October 31, 2022 reflects office and manufacturing equipment purchases and the additional investments in Bodytrak of $3.3 million. Net cash used in financing activities was $6.2 million for the nine months ended October 31, 2022, due to $5.4 million in shares repurchased under our share repurchase program and shares returned to pay income taxes on shares vested under our equity compensation program.

On December 2, 2022 the Company acquired Eagle in an all-cash transaction valued at approximately $10.8 million subject to post-closing adjustments and potential future earnout payments. The acquisition enhances Lakeland’s product portfolio, particularly within fire service protective clothing and expands its sales presence in the Middle East and Europe.

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

The Loan Agreement requires the Company to maintain a Funded Debt to EBITDA (as each such term is defined in the Loan Agreement) ratio of 3.0 to 1.0 or less and a Basic Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of at least 1.15 to 1.0. The Loan Agreement also contains customary covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, pay dividends, or merge, consolidate or sell or otherwise transfer assets.  The Company was in compliance with all of its debt covenants as of October 31, 2022.

Other than the changes described above, the terms and conditions of the Loan Agreement remain in full force and effect.

Stock Repurchase Program. On February 17, 2021, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock. On July 6, 2021, the Board of Directors authorized an increase in the Company’s stock repurchase program under which the Company may repurchase up to an additional $5 million of its outstanding common stock (the “Existing Share Repurchase Program”).  On April 7, 2022, the Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock (the “New Share Repurchase Program”). The New Share Repurchase Program became effective upon the completion of the Existing Share Repurchase Program.  The New Share Repurchase Program has no expiration date but may be terminated by the Board of Directors at any time.  Shares repurchased in the three months ended October 31, 2022, totaled 194,839 shares at a cost of $2.3 million leaving $0.4 million remaining available for repurchase under the New Share Repurchase Program at October 31, 2022.  On December 1, 2022, the Board of Directors authorized an increase in the Company’s stock repurchase program under which the Company may repurchase up to an additional $5 million of its outstanding common stock.

Capital Expenditures. Our capital expenditures for the first nine months of FY23 of $1.3 million principally relate to capital purchases for our manufacturing facilities in Mexico, Vietnam and India, enhancement of our global IT infrastructure and furnishing our new corporate headquarter office.  We anticipate FY23 capital expenditures to be approximately $1.8 million as we continue to deploy our ERP solution globally, invest in strategic capacity expansion, and replace existing equipment in the normal course of operations.  We expect to fund the capital expenditures from our cash flow from operations.  The Company may also seek to expend funds in connection with acquisitions.  On December 2, 2022 the Company acquired Eagle in an all-cash transaction valued at approximately $10.8 million subject to post-closing adjustments and potential future earnout payments.  The Company paid the portion of the purchase price due at closing using available cash on hand.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our fiscal year 2022 Form 10-K. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult, or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2022 Form 10-K. There have been no significant changes in the application of our critical accounting policies during the nine months ended October 31, 2022.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 17, 2021, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock. On July 6, 2021, the Board of Directors authorized an increase in the Company’s then current stock repurchase program under which the Company may repurchase up to an additional $5 million of its outstanding common stock (the “Existing Share Repurchase Program”).  On April 7, 2022, the Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock (the “New Share Repurchase Program”). The New Share Repurchase Program became effective upon the completion of the Existing Share Repurchase Program.  The New Share Repurchase Program has no expiration date but may be terminated by the Board of Directors at any time.  On December 1, 2022, the Board of Directors authorized an increase in the Company’s stock repurchase program under which the Company may repurchase up to an additional $5 million of its outstanding common stock.

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

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock during the third quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Programs
August 1 – August 31	—	$—	—	$2,678,566
September 1 – September 30	59,603	$11.59	59,603	$1,987,878
October 1 – October 31	135,236	$12.01	135,236	$363,998
Total	194,839	$11.88	194,839	$363,998	(1)

(1)      Represents the amount remaining under the New Share Repurchase Program as of October 31, 2022.

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
101*

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended October 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations,  (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND INDUSTRIES, INC. (Registrant)

Date: December 8, 2022	/s/ Charles D. Roberson
Charles D. Roberson, Chief Executive Officer, President and Secretary (Principal Executive Officer and Authorized Signatory)

Date: December 8, 2022	/s/ Allen E. Dillard
Allen E. Dillard, Chief Operating and Financial Officer (Principal Financial Officer and Authorized Signatory)

