Form 10-K
period 2023-01-31
LAKELAND INDUSTRIES INC
filed 2023-04-18
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☒

The aggregate market value of voting stock held by non-affiliates as of July 31, 2022 was approximately $102.1 million. As of April 10, 2023, there were outstanding 7,325,005 shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Security Exchange Act of 1934 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

LAKELAND INDUSTRIES, INC.

i

This Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports and other periodic reports and filings of the Company filed with the Securities and Exchange Commission. All statements, other than statements of historical facts, which address the Company’s expectations of sources of capital or which express the Company’s expectation for the future with respect to financial performance or operating strategies, can be identified as forward-looking statements. As a result, there can be no assurance that the Company’s future results will not be materially different from those described herein as “believed,” “anticipated,” “estimated,” “expected,” “may,” “will” or “should” or other similar words which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statement is based.

PART I

Lakeland Industries, Inc. (the “Company” or “Lakeland,” “we,” “our,” or “us”) was incorporated in the State of Delaware in 1986. Our executive office is located at 1525 Perimeter Parkway, Suite 325, Huntsville, AL 35806, and our telephone number is (256) 350-3873. Our website is located at www.lakeland.com. Information contained on our website is not part of this report.

ITEM 1. BUSINESS

Overview

We manufacture and sell a comprehensive line of protective clothing and accessories for the industrial and public protective clothing market. All Lakeland products either protect the wearer from something in their environment or protect a product or process from the wearer. Our products must meet minimum performance requirements defined by industry best practice, and/or international or local standards.

Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a global network of over 1,600 safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, transportation, steel, glass, construction, smelting, heavy and light industry, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industries (electrical, natural gas, and water). In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the U.S. Food and Drug Administration. Internationally, we sell to a mixture of end users directly, and to industrial distributors depending on the particular country and market. Sales are made into more than 50 foreign countries, the majority of which are into China, countries within the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India, Middle East and countries within Southeast Asia.

The Company has seven revenue generating reportable geographic segments under ASC Topic 280 “Segment Reporting”: USA Operations, Other Foreign, Europe (UK), Mexico, Asia, Canada, and Latin America.

Lakeland regards owning and operating its own manufacturing facilities as a sustainable strategic advantage. We believe that ownership of manufacturing is the keystone to building a resilient supply chain. Having five manufacturing locations in five countries, coupled with sourcing core raw materials from multiple suppliers in various countries, affords Lakeland with manufacturing capabilities and supply chain resilience that cannot be matched by our competitors who use contractors. Owning our manufacturing provides us with the ability to rapidly scale up production to meet emergency demand; shift production between locations in response to geopolitical threats to take advantage of new trade agreements or avoid complications that may arise from trade disputes; and to maintain the highest levels of product quality.

On December 2, 2022, we acquired UK-based Eagle Technical Products Limited (“Eagle”). Eagle is a leading designer and provider of protective apparel to the fire and industrial sectors. Eagle provides differentiated product offerings through its innovative and technical solutions. The acquisition enhances our product portfolio, particularly within fire service protective clothing, and expands our sales presence in the Middle East and Europe.

For purposes of this Form 10-K, (a) FY refers to a fiscal year ended January 31; for example, FY23 refers to the fiscal year ended January 31, 2023 and (b) Q refers to a quarter, for example Q4 FY 23 refers to the fourth quarter of the fiscal year ended January 31, 2023.

1

Business Strategy

Key elements of our strategy include:

•

Improve Sales & Marketing in Existing Markets: We believe that we have continued opportunities to increase market penetration and improve margins in existing markets by our sales and marketing focus on vertical markets. The four vertical markets that we are focusing on are our core industrial (e.g. oil & petrochemicals, manufacturing, and auto) markets, the fire services market, the utilities (e.g. electrical, gas, and water) market, and critical environments (clean rooms) markets. Our focus on verticals allows our sales and marketing groups to better provide the expertise in specific applications relative to our products that our customers are seeking. The result is an improved ability to focus on specific products and sell multiple product lines to the same accounts affording us the opportunity to bundle products to secure business.

We have integrated the U.S., Canadian, and Mexican sales teams into one coordinated unit, a strategic recognition that the three countries are increasingly part of a great North American market with inter-related industries and companies throughout, and our sales teams are sharing opportunities with each other. We have experienced situations in which we could not break through with a company in one country, but the team in another country was able to make a conversion to our products. Then, after successful use of our products in one country, the doors open to us in the other. We have installed SalesForce CRM software to facilitate this strategy globally.

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

•

Introduce New Products: We continued our history of product development and innovation by introducing new proprietary products across all our product lines.  Through our acquisition of Eagle Technical Products, we are now offering CE (European standard) firefighting turnout gear in markets outside of North America where NFPA-certified ensembles are being challenged by lighter-weight CE turnout gear.  Also, Eagle has brought us an innovative luminescent trim for our turnout gear that is not dependent on retro-reflective technology to make firefighters more visible in low light.  .

Additionally, we recently received CE certification (European) for a new powered air-purifying respirator (“PAPR”) suit.  This product is currently approved for use with a specific powered air-purifying respirator; however, the technology developed to attain certification of this product is applicable to other “PAPRs” and will allow us to develop additional PAPR suits approved for use with other brands and models.

We have continued to develop our CleanMax line of clean and sterile manufactured garments for use in critical and aseptic work environments by adding a new product targeting the rapidly growing, regulated cannabis market (CBD oils, etc.). We also continued developing and introducing our High Performance wear line targeting electrical and gas distribution with a complete layering system designed to improve worker comfort and be worn away from as well as to work. We continue ramping up manufacturing and adding products to both of these lines.

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

•

Increased Focus on Fire Service:  We believe a global trend, outside of North America, towards CE certified products, and the complexity of supply chain management and manufacturing make the global fire service market a place where we can leverage our certification and product knowledge to aid our customers in understanding the differences between these competing standards and to utilize our broad manufacturing base and supply chain/vendor relationships to provide reduced lead-times and superior products for our customers.

The addition of Eagle’s products into our global sales channels, coupled with bringing the manufacture of Eagle products “in house” provides us immediate sales opportunities in all markets outside of North America. With Eagle’s CE products, Lakeland will be one of very few manufacturers of Fire Service gear to offer complete lines of both NFPA and CE certified products.

Integration of Eagle onto the Lakeland platform has already begun.  Eagle is currently offering Lakeland products, chemical suits, and NFPA certified turnout gear, into their existing markets and Lakeland has already begun selling Eagle hoods and CE certified products into our existing markets in Asia, South America, and Europe.  Eagle products are currently produced at several contract manufacturers, but manufacturing will eventually be brought “in house” as contractual obligations with existing customers are fulfilled and new business is bid specifying Lakeland manufacturing.

This strategy is consistent with all of the three previously discussed key elements of our “Business Strategy”

•

Continued Emphasis on Customer Service. We continue to offer a high level of customer service to distinguish our products and to create customer loyalty. The extension of common technology and information systems beyond the United States and Canada to all Lakeland subsidiaries will provide us with the necessary business intelligence to better anticipate customer demand and improve our planning and customer service. We offer well-trained and experienced sales and support personnel, on-time delivery and accommodation of custom and rush orders. We also seek to advertise our Lakeland branded tradenames and trademarks.

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

2

•

Decrease Manufacturing Expenses by Opening New Manufacturing Facilities: We have successfully opened new manufacturing facilities in Vietnam and India to hedge against ever increasing manufacturing costs in China. We will open a new facility in Monterrey, Mexico in FY24. Our China operation will continue for the foreseeable future to service products that are more complex and higher margin and for the manufacture of products for sale into China. Manufacturing expansion is not only necessary to control rising costs, but also for Lakeland to achieve its growth objectives.

We continue to diversify our raw material and component suppliers, qualifying multiple suppliers whenever possible to enable us to press for price reductions and better payment terms, as well as providing for continuity of supply.

We are sourcing raw materials and components from most of the countries in which we have operations in order to reduce freight costs and inventory levels.

We are re-engineering many products to reduce the amount of raw materials used and reduce the direct labor required as well as harmonizing designs to meet the requirements of multiple global markets. The result is improved manufacturing throughput.

Products

The following is a description of our core product offerings:

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

Internationally, Lakeland has sales representatives in 21 countries outside of the U.S. and sells products into more than 50 countries. Our sustainable market advantages continue to be our knowledge of global standards, the diversity of our product offering and the fact that we manufacture our own products. We provide our customers with an exceptionally broad product selection, high quality, and excellent customer service.

Competition

We compete on the basis of our product quality, pricing, product availability, responsiveness to customers and manufacturing capability. Our business is highly competitive due to a few competitors who have monopolistic positions in the fabrics that are standards in the industry for disposable and high-end chemical suits. We believe that the barriers to entry in the disposable and reusable garments and gloves industries are relatively low as evidenced the by increasing availability of distributor private label product in the marketplace. We face competition in some of our other product markets from large established companies that have greater financial, research and development, sales and technical resources. Where larger competitors, such as DuPont, Kimberly Clark, Ansell, MSA and Honeywell, offer products that are directly competitive with our products, particularly as part of an established line of products, there can be no assurance that we can successfully compete for sales and customers. Larger competitors outside of our Disposable and Chemical Suit lines also may be able to benefit from economies of scale and technological innovation and may introduce new products that compete with our products.

We are continually seeking sources for our raw materials in or near the various countries where we have manufacturing operations. Not only does this reduce freight costs, but it makes for a more robust supply chain that allows us to respond quickly.

Patents and Trademarks

We own 20 patents and have one patent in the application and approval process with the U.S. Patent and Trademark Office. We own 56 trademarks and have six trademarks in the application and approval process. Our active U.S. patents expire between 2023 and 2037. Intellectual property rights that apply to our various products include patents, trade secrets, trademarks and, to a lesser extent, copyrights. We maintain an active program to protect our technology, filing for patent and trademark protection in multiple countries where our product may be “knocked off” or where there exist significant sales of our products. Information regarding risks associated with our proprietary technology and our intellectual property rights may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

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

Globally, not only are the standards continuing to change, but the focus of standards activity is shifting. In response to increasing use of certification processes as a technical barrier to trade, standards writing bodies in the U.S. and Europe have both concluded efforts to update and define conformity assessment (ANSI/ISEA 125 and the PPE Regulation respectively) within their own spheres of influence. Unfortunately, these are not “international standards” and can be easily ignored by other countries who wish to impose their own conformity assessment systems on importers. The result is an increasingly dynamic standards environment where not only are the standards changing, but the minimum requirements for conformity with the certification process itself are changing.

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

Government Regulation

We are governed by regulations that affect the manufacture, distribution, marketing and sale of our products, including regulations relating to various environmental, health and safety matters. These regulations differ among and within every country in which we operate. We are not involved in any pending or, to our knowledge, threatened governmental proceedings, which would require curtailment of our operations because of such laws and regulations. Changes in regulations, guidelines, procedural precedents and enforcement take place frequently and can impact the size, growth potential and profitability of products sold in each market. See “- Environmental Matters” for additional discussion of environmental regulations.

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

Human Capital Management

As of January 31, 2023, the Company employed approximately 1,600 people worldwide of which approximately 1,550 were full-time and approximately 50 were part-time, of which approximately 90 were employed in the United States and 1,500 were employed outside of the United States. Approximately 1,300 or 80% of our global workforce is covered by collective bargaining agreements or works councils. Overall, we consider our employee relations to be good. Our culture is important to our success.

Health and Safety The health and safety of our employees is of utmost important to us. We conduct regular self-assessments and audits to ensure compliance with our health and safety guidelines and regulatory requirements. Our ultimate goal is to achieve a level of work-related injuries as close to zero as possible through continuous investment in our safety programs. We provide protective gear (e.g. eye protection, masks and gloves) as required by applicable standards and as appropriate given employee job duties. Additionally, during the COVID-19 pandemic, we invested heavily to help ensure the health of our employees. Through the use of education and awareness, provision of necessary PPE, and changes to our manufacturing sites and screening, we strive to make our workplaces a safe place for employees during the workday.

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

Compensation. Lakeland’s compensation philosophy strives to provide total compensation for all employees at the market median, utilizing base salary, cash incentives and, in some cases, equity grants to achieve this goal. We further strive to provide above-market compensation opportunities for associates who exceed goals and expectations. This approach to compensation is designed to help Lakeland attract, retain and motivate high-performing individuals who foster an innovative culture and drive business results.

Additional information about how we value our associates' well-being, including our Global Human Rights Policy and our Global Workplace Health and Safety Policy, can be found in the Corporate Governance section of our corporate website. Nothing on our website, including our policies, or sections thereof, shall be deemed incorporated by reference into this Annual Report on Form 10-K or incorporated by reference into any of our other filings with the Securities and Exchange Commission.

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

Per- and polyfluoroalkyl substances (PFAS) are man-made chemicals that have been used in industry and consumer products worldwide since the 1940s. PFAS have been widely used to make products more resistant to heat, oils, grease, chemicals, and water. Therefore, PFAS are found in everyday consumer goods such as food packaging, nonstick cookware, stain resistant fabrics and carpets, some cosmetics, water-repellent clothing, and some firefighting foams. PFAS are now the subject of increasing regulatory attention. Both the EPA and the European Union have proposed draft regulations regarding PFAS, which include restrictions, data gathering and/or phase-out requirements. In the United States, a number of states have also developed regulatory standards, product reporting, and/or phase-out requirements.

Certain fabric components of firefighter turnout gear manufactured by our suppliers contain PFAS to achieve water, oil, or chemical resistance. No manufacturer of firefighter turnout gear is able to meet the current NFPA safety standards without including some PFAS in certain components of turnout gear. Our suppliers have notified us that they add PFAS to their materials to achieve the NFPA performance requirements.  Although the Company has not been named as a party in any lawsuits related to PFAS, firefighters in some states have filed lawsuits related to alleged exposures to PFAS in turnout gear.  In addition, the International Association of Fire Fighters has filed a lawsuit in Massachusetts against the NFPA for imposing criteria that effectively requires the use of PFAS in turnout gear.

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

Seasonality

Our operations have historically been moderately seasonal, with higher sales generally occurring in March, April and May when scheduled maintenance on nuclear, coal, oil and gas fired utilities, chemical, petrochemical and smelting facilities, and other heavy industrial manufacturing plants occurs, primarily due to moderate spring temperatures and low energy demands. Sales decline during the warmer summer vacation months and gradually increase from Labor Day through the fall  with slight declines again during holidays, such as Christmas and the Chinese New Year. As a result of this seasonality in our sales, we have historically experienced a corresponding seasonality in our working capital, specifically inventories, with peak inventories occurring between December and May, coinciding with lead times required to accommodate the spring maintenance schedules. Certain of our large customers seek sole sourcing to avoid sourcing their requirements from multiple vendors whose prices, delivery times and quality standards differ.

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

Information about our Executive Officers

The following is a list of the names and ages of all of our executive officers indicating all positions and offices they hold with us as of April 17, 2023.

Name	Age	Position
Charles D. Roberson	60	Chief Executive Officer, President and Secretary
Roger D. Shannon	58	Chief Financial Officer
Steven L. Harvey	62	Executive Vice President for Global Sales and Marketing
Hui (Helena) An	49	Chief Operating Officer

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

 Roger D. Shannon has served as our Chief Financial Officer since February 1, 2023. Mr. Shannon was Chief Financial Officer and Treasurer of Charah Solutions from June 2019 to October 2022. Mr. Shannon previously served in various roles, including Chief Financial Officer, Senior Vice President of Finance, Treasurer and Head of Corporate Development at ADTRAN, a publicly traded provider of next-generation networking solutions, from November 2015 to June 2019. Mr. Shannon also served as Chief Financial Officer and Treasurer for Steel Technologies and various senior finance roles at the Brown-Forman Corporation, British American Tobacco, and accounting positions at Vulcan Materials Company, Lexmark International and KPMG.

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

Helena An has served as our Chief Operating Officer since April 6, 2023.  Ms. An previously served as our Vice President of Procurement and Asia Manufacturing since 2018.  Ms. An has been with Lakeland for over 25 years in various procurement and manufacturing leadership positions.

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

A terrorism attack or other geopolitical crisis could negatively impact our domestic and/or international operations.

Our global operations are susceptible to global events, including acts or threats of war or terrorism, international conflicts, political instability, and natural disasters. The occurrence of any of these events could have an adverse effect on our business results and financial condition.

The impact of the invasion of Ukraine, including economic sanctions or additional war or military conflict, as well as potential responses to them by Russia, could adversely affect the Company’s business, supply chain, suppliers or customers and potentially heighten our risk of cyber-attacks. In addition, the continuation of the invasion of Ukraine by Russia could lead to other disruptions, instability and volatility in global markets and industries that could negatively impact the Company’s operations. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, the availability of raw materials, supplies, freight and labor, currency exchange rates and financial markets, all of which could impact the Company’s business, financial condition and results of operations.

Further escalation of specific trade tensions, including those between the U.S. and China, or more broadly in global trade conflicts, could adversely impact the Company's business and operations. The Company's business is also impacted by social, political, and labor conditions in locations in which the Company or its suppliers or customers operate; adverse changes in the availability and cost of capital; monetary policy; interest rates; inflation; recession; commodity prices; currency volatility or exchange control; ability to expatriate earnings; and other laws and regulations in the jurisdictions in which the Company or its suppliers or customers operate. For example, changes in local economic condition or outlooks, such as lower economic growth rates in China, Europe, or other key markets, impact the demand or profitability of the Company's products.

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

We have significant international operations and are subject to the risks of doing business in foreign countries, particularly in China and Vietnam, which could affect our ability to manufacture or sell our products, obtain products from foreign suppliers or control the costs of our products.

We have business operations in approximately 60 foreign countries. In FY23, more than half of our net sales were made by operations outside the United States. Those operations are subject to various political, economic and other risks and uncertainties, which could have a material adverse effect on our business. These risks include the following:

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

In particular, because a majority of our products are manufactured in China and Vietnam, the possibility of adverse changes in trade or political relations with China or Vietnam, political instability in China or Vietnam, increases in labor costs, the occurrence of prolonged adverse weather conditions or a natural disaster such as an earthquake or typhoon in China or Vietnam, or the outbreak of a pandemic disease in China or Vietnam could severely interfere with the manufacturing and/or shipment of our products and would have a material adverse effect on our operations.

Our business operations may be adversely affected by the current and future political environment in the People’s Republic of China (“PRC”). The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate under the PRC may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under its current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises.

The PRC government exercises significant control over the Chinese economy, including but not limited to controlling capital investments, allocating resources, setting monetary policy, controlling and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies and issuing necessary licenses to conduct business. In addition, we could face additional risks resulting from changes in the PRC’s data privacy and cybersecurity requirements. Accordingly, any adverse change in the Chinese economy, the PRC legal system or the PRC governmental, economic or other policies could have a material adverse effect on our entities in the PRC and our prospects generally.

We face additional risks in the PRC due to the PRC’s historically limited recognition and enforcement of contractual and intellectual property rights. We may experience difficulty enforcing our intellectual property rights in the PRC. Unauthorized use of our technologies and intellectual property rights by partners or competitors may dilute or undermine the strength of our brands. If we cannot adequately monitor the use of our technologies and products or enforce our intellectual property rights in the PRC or contractual restrictions relating to the use of our intellectual property by Chinese companies, our revenue could be adversely affected.

Our entities are subject to laws and regulations applicable to foreign investment in the PRC. There are uncertainties regarding the interpretation and enforcement of laws, rules and policies in the PRC. Because many laws and regulations are relatively new, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the interpretation of statutes and regulations may be subject to government policies reflecting domestic political agendas. Enforcement of existing laws or contracts based on existing law may be uncertain and sporadic. As a result of the foregoing, it may be difficult for us to obtain swift or equitable enforcement of laws ostensibly designed to protect companies like ours, which could have a material adverse effect on our business and results of operations.

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

Disruption in our supply chain, manufacturing or distribution operations could adversely affect our business.

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

Climate change and other sustainability matters may adversely affect our business and operations.

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. We have transition risks related to the transition to a lower-carbon economy and physical risks related to the physical impacts of climate change. Transition risks include increased costs of carbon emission, increased cost to produce products in compliance with future regulations, increased raw materials cost, shifts in customer/consumer values and other legal, regulatory and technological risks. Physical risks include the risk of direct damage to assets or supply chain disruption caused by severe weather events such as floods, storms, wildfires and droughts. In addition, concern over climate change may result in new legal and regulatory requirements to reduce or mitigate the effects of climate change on the environment. Our reputation could be damaged if we do not (or are perceived not to) act responsibly with respect to sustainability matters, which could adversely affect our business.

Because we do not have long-term commitments from many of our customers, we must estimate customer demand, and errors in our estimates could negatively impact our inventory levels and net sales.

Our sales are generally made on the basis of individual purchase orders, which may later be modified or canceled by the customer rather than on long-term commitments. We have historically been required to place firm orders for fabrics and components with our suppliers prior to receiving an order for our products based on our forecasts of customer demands. Our sales process requires us to make multiple demand forecast assumptions, each of which may introduce errors into our estimates, causing excess inventory to accrue or a lack of manufacturing capacity when needed. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or at all. As a result, we would have excess inventory, which would negatively impact our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would lose sales opportunities, market share and damage our customer relationships. On occasion, we have been unable to adequately respond to delivery dates required by our customers because of the lead time needed for us to obtain required materials or to send fabrics to our assembly facilities in China, Vietnam, India, and Mexico.

The markets in which we compete are highly competitive, and some of our competitors have greater financial and other resources than we do.

Some of our competitors have greater financial and other resources than we do, and our business could be adversely affected by competitors’ new product innovations, technological advances made to competing products and pricing changes made by us in response to competition from existing or new competitors. We may not be able to compete successfully against current and future competitors, and the competitive pressures faced by us could have a material adverse effect on our business, consolidated results of operations and financial condition. In addition, e-business is a rapidly developing area, and the execution of a successful e-business strategy involves significant time, investment and resources.

Five of our competitors, DuPont, Honeywell, Ansell, MSA and Kimberly Clark, have substantially greater financial, marketing and sales resources than we do. In addition, we believe that the barriers to entry in the disposable and reusable garments and gloves markets are relatively low. We cannot assure you that our present competitors or competitors that choose to enter the marketplace in the future will not exert significant competitive pressures.

Our operations are substantially dependent upon key personnel.

Our performance is substantially dependent on the continued services and performance of our senior management and certain other key personnel, including Charles D. Roberson, our Chief Executive Officer, President and Secretary; Roger D. Shannon, our Chief Financial Officer; Steven L. Harvey, our Executive Vice President for Global Sales and Marketing; and, Helena An, our Chief Operating Officer. The loss of services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations. In addition, any future expansion of our business will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing, customer service and manufacturing personnel, and our inability to do so could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on information technology systems to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. In general, all information technology systems, including those we host or have hosted by third parties, are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, human error or malicious acts, break-ins, and other intentional or unintentional events. Our business is also at risk from and may be materially impacted and/or disrupted by information security incidents such as ransomware, malware, viruses, phishing, social engineering, and other security incidents. Such incidents can range from individual attempts to gain unauthorized access to information technology systems through phishing emails to more sophisticated security threats. These events can also result from internal compromises, such as human error or rogue employee or contractor, and can occur on our systems or on the systems of our partners and subcontractors. In addition, the number and frequency of cybersecurity events globally may be heightened during times of geopolitical tension or instability between countries, including, for example, the ongoing war between Russia and Ukraine. Security breaches of our systems or security breaches of third parties’ systems on which we rely to process, store, or transmit electronic information, could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data, as well as material disruptions to our operations that could impact services.

We employ comprehensive measures to prevent, detect, address and mitigate cybersecurity threats (including access controls, data encryption, vulnerability assessments, management training, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems). However, our security measures may be inadequate to prevent security breaches, and our business operations and reputation could be materially adversely affected by these events and any resulting federal and state fines and penalties, legal claims or proceedings. There are also significant costs associated with a data breach, including investigation costs, remediation and mitigation costs, notification costs, attorneys’ fees, and the potential for reputational harm and lost revenues due to a loss of confidence. We cannot predict the costs to comply with these laws or the costs associated with a potential data breach, which could have a material adverse effect on our business, results of operations, financial position and cash flows, and our business reputation. As cyber threats continue to evolve, we may be required to expend significant capital and other resources to protect against the threat of security breaches or to mitigate and alleviate problems caused by security incidents. While no cybersecurity attack to date has had a material impact on our financial condition, results of operations or liquidity, the threat remains.

Data privacy and security laws relating to the handling of personal information are evolving across the world and may be drafted, interpreted or applied in a manner that results in increased costs, legal claims, fines against us, or reputational damage.

As a global organization having access to and processing personal data in the course of our business, we are subject to U.S. and international data privacy, security and data breach notification laws as well as contractual requirements which may govern the collection, use, disclosure and protection of personal data.

For example, in the United States, individual states regulate data breach notification requirements as well as more general privacy and security requirements. Certain of these laws grant individuals various rights with respect to personal information, and we may be required to expend significant resources to comply with these laws. Further, all 50 states, the District of Columbia and U.S. territories have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected persons and/or state regulators in the event of a data breach or compromise, including when their personal information has or may have been accessed by an unauthorized person. These laws apply according to the residence of the impacted individual.  Some state breach notification laws may also impose physical and electronic security requirements regarding the safeguarding of personal information. In addition, certain states’ privacy, security, and data breach laws, including, for example, the California Consumer Privacy Act (“CCPA”) (as amended by the California Privacy Rights Act), include private rights of action that may expose us to private litigation regarding our privacy and security practices and significant damages awards or settlements in civil litigation.

Compliance with the varying data privacy regulations across the United States and around the world may require expenditures and changes in our business models. Failure to comply with these statutory requirements, or even the occurrence of a data breach, can subject us to legal, regulatory, and reputational risks, as well as the financial risks that can accompany regulatory investigations and enforcement actions and private litigation.

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

We may not be afforded the protection of a patent if our currently pending or future patent filings do not result in the issuance of patents or if we fail to apply for patent protection. We may fail to apply for a patent if our personnel fail to disclose or recognize new patentable ideas or innovations. Remote working can decrease the opportunities for our personnel to collaborate, thereby reducing the opportunities for effective invention disclosures and patent application filings. We may choose not to file a foreign patent application if the limited protections provided by a foreign patent outweigh the costs to obtain it. Our foreign patent portfolio is less extensive than our U.S. portfolio.

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

Our inability to successfully identify, consummate and integrate current and future acquisitions or to realize anticipated cost savings and other benefits could adversely affect our business.

In the future, subject to capital constraints, we may seek to acquire selected safety product lines or safety-related businesses or other businesses, which will complement our existing products. Our ability to acquire these businesses is dependent upon many factors, including our management’s relationship with the owners of these businesses, many of which are small and closely held by individual stockholders. In addition, we will be competing for acquisition and expansion opportunities with other companies, many of which have greater name recognition, marketing support and financial resources than us, which may result in fewer acquisition opportunities for us, as well as higher acquisition prices. There can be no assurance that we will be able to identify, pursue or acquire any targeted business.

If we are unable to integrate or successfully manage businesses that we have recently acquired or may acquire in the future, we may not realize anticipated cost savings, improved manufacturing efficiencies and increased revenue, which may result in material adverse short and long-term effects on our consolidated operating results, financial condition and liquidity. Even if we are able to integrate the operations of our acquired businesses into our operations, we may not realize the full benefits of the cost savings, revenue enhancements or other benefits that we may have expected at the time of acquisition. In addition, even if we achieve the expected benefits, we may not be able to achieve them within the anticipated time frame, and such benefits may be offset by costs incurred in integrating the acquired companies and increases in other expenses.

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

On December 2, 2022, the Company acquired UK-based Eagle Technical Products in an all-cash transaction valued at approximately $10.5 million subject to post-closing adjustments and potential future earnout payments. The acquisition enhances Lakeland’s product portfolio, particularly within fire service protective clothing and expands its sales presence in the Middle East and Europe.

Beginning in October 2021, the Company has made a series of strategic investments totaling $5.8 million in Inova Design Solutions Ltd. (doing business as Bodytrak®) (“Bodytrak”) as a step toward entering the Connected Worker Market for “Smart PPE.” Through January 31, 2023, the Company has recognized a total of $0.5 million in losses from its investment in Bodytrak. The Company may incur additional losses.

We have identified a material weakness in our internal control over accounting for foreign currency exchanges and foreign currency translation and remeasurement related to our international subsidiaries and such weakness led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of January 31, 2023. Our ability to remediate the material weakness, our discovery of additional weaknesses, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, could adversely affect our results of operations, our stock price and investor confidence in our company.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on the effectiveness of their internal control over financial reporting. In addition, we engaged our independent registered public accounting firm to report on its evaluation of those controls. As disclosed in more detail under Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K, we have identified a material weakness as of January 31, 2023 in our internal control over accounting for foreign currency translation and remeasurement related to our international subsidiaries. Due to the material weakness in our internal control over financial reporting, we have also concluded our disclosure controls and procedures were not effective as of January 31, 2023.

Failure to have effective internal control over financial reporting and disclosure controls and procedures could impair our ability to produce accurate financial statements on a timely basis and could lead to a restatement of our financial statements. For example, the identified material weakness resulted in us recording late adjustments to our consolidated financial statements for the fiscal year ended January 31, 2023. Management, however, has concluded that the material weakness did not result in any misstatements that are material to our consolidated financial statements for any of the periods presented. If, as a result of the ineffectiveness of our internal control over financial reporting and disclosure controls and procedures, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected. In addition, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

Our management has taken immediate action to design and implement enhanced preventative and detective controls and begin remediating the material weaknesses, however, certain remedial actions have not started or have only recently been undertaken, and while we expect to continue to implement our remediation plans throughout the fiscal year ended January 31, 2024, we cannot be certain as to when remediation will be fully completed. Additional details regarding the initial remediation efforts are disclosed in more detail under Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K. Further, we may in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting. During the course of our evaluation, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. There can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods. As such, we cannot assure you that our independent registered public accounting firm will be able to attest that such internal controls are effective when they are required to do so.

If we fail to remediate the material weakness and maintain effective disclosure controls and procedures or internal control over financial reporting, we may not be able to rely on the integrity of our financial results, which could result in inaccurate or late reporting of our financial results, as well as delays or the inability to meet our reporting obligations or to comply with SEC rules and regulations. Any of these could result in delisting actions by the Nasdaq Stock Market, investigation and sanctions by regulatory authorities, stockholder investigations and lawsuits, and could adversely affect our business and the trading price of our common stock.

Financial Risks

Our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates.

Most of our assembly arrangements with our foreign-based subsidiaries or third-party suppliers require payment to be made in U.S. dollars or the Chinese Renminbi (“RMB”). Any decrease in the value of the U.S. dollar or RMB in relation to foreign currencies could increase the cost of the services provided to us upon contract expirations or supply renegotiations. There can be no assurance that we will be able to increase product prices to offset any such cost increases, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We are also exposed to foreign currency exchange rate risks as a result of our sales to customers in foreign countries in the amount of $63.9 million in FY23. Our sales in these countries are usually denominated in the local currency. If the value of the U.S. dollar increases relative to these local currencies, and we are unable to raise our prices proportionally, then our profit margins could decrease because of the exchange rate change.

We are exposed to changes in foreign currency exchange rates as a result of our purchases and sales in other countries. To manage the volatility relating to foreign currency exchange rates, we seek to limit, to the extent possible, our non-US dollar denominated purchases and sales.

In connection with our operations in China, we purchase a significant amount of products from outside of the United States. However, our purchases in China are primarily made in the RMB, the value of which has floated for the last 6 years, therefore we have been exposed to additional foreign exchange rate risk on our Chinese raw material and component purchases.

Our primary risk from foreign currency exchange rate changes is presently related to non-US dollar denominated sales in China, Canada and Europe and, to a smaller extent, in South American countries and in Russia. Our sales to customers in Canada are denominated in Canadian dollars, in Europe in Euros and British pounds, and in China in RMB and U.S. dollars. If the value of the U.S. dollar increases relative to the Canadian dollar, the Pound, the Euro, or the RMB then our net sales could decrease as our products would be more expensive to these international customers because of changes in rate of exchange. We manage the foreign currency risk, when appropriate, through the use of rolling 90-day forward contracts against the Canadian dollar and Euro and through cash flow hedges in the U.S. against the RMB and the Euro. We do not hedge other currencies at this time. In the event that non-U.S. dollar denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results.

Covenants in our credit facilities may restrict our financial and operating flexibility.

As a result of the Loan Agreement the Company entered into on June 25, 2020, as amended on June 18, 2021 and March 3, 2023, we currently have a $25.0 million revolving credit facility, expiring June 25, 2025. Our credit facility requires, and any future credit facilities may also require, among others that we comply with specified financial covenants relating to fixed charge coverage and investment in acquisitions. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants.

On March 3, 2023, the Company changed the benchmark interest rate in our credit facility from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). At January 31, 2023, we did not have any outstanding debt under our credit facility.

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

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. We do not have any account with SVB, Signature Bank or Silvergate Capital Corp., and we have access to all of our funds. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

If our goodwill, other intangible assets and long-lived assets become impaired, we may be required to record significant charges to earnings.

We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill and indefinite-lived intangible assets are required to be assessed for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying amount of our goodwill, indefinite-lived intangible assets or long-lived assets may not be recoverable, include slower growth rates in our markets, reduced expected future cash flows, increased country risk premiums as a result of political uncertainty and a decline in stock price and market capitalization. We consider available current information when calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate or discount rates increase, we may be required to recognize additional impairment charges in later periods.

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

Our U.S. operations, including our manufacturing facilities, are subject to federal, state and local environmental laws and regulations relating to the discharge, storage, treatment, handling, disposal and remediation of certain materials, substances and wastes. Any violation of any of those laws and regulations could cause us to incur substantial liability to the U.S. Environmental Protection Agency, the state environmental agencies in any affected state or to any individuals affected by any such violation. If hazardous substances are released from or located on any of our properties, we could incur substantial costs and damages. Any such liability could have a material adverse effect on our financial condition and results of operations.

For example, governmental authorities in the U.S. and in other jurisdictions are increasingly focused on potential contamination resulting from PFAS. Products containing PFAS have been used in manufacturing, industrial, and consumer applications over many decades, including in some of our materials. In 2021, the Biden Administration announced a multi-agency plan to address PFAS contamination, and the U.S. Environmental Protection Agency released its PFAS Strategic Roadmap, which identified a comprehensive approach to addressing PFAS.  In August 2022, the U.S. EPA proposed to designate perfluorooctanesulfonic acid (PFOS) and perfluorooctanoic acid (PFOA), two of the most common PFAS chemicals, as hazardous substances, which could have wide-ranging impacts on companies across various industries, including ours. We may incur costs in connection with any obligations to transition away from the usage of PFAS-containing products, to dispose of PFAS-containing waste or to remediate any PFAS contamination, which could have a negative effect on our financial position, results of operations and cash flows.

In addition, some environmental laws impose liability, sometimes without fault, for investigating and/or cleaning up contamination on, or emanating from, properties currently or formerly owned, leased or operated by a person, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Such liability may be joint and several, meaning that we could be held responsible for more than our share of the liability involved, or even the entire liability.

The regulatory environment in which we operate is subject to change, and new regulations and new or existing claims, such as those related to certain PFAS substances could have a material adverse effect on our business, financial condition and results of operations or make aspects of our business as currently conducted no longer possible. In addition, we may in the future be subject to claims related to PFAS, including for degradation of natural resources from such PFAS and personal injury or product liability claims as a result of human exposure to such PFAS.

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

In February 2023, the Company declared a quarterly cash dividend. Future quarterly dividends are subject to declaration by the Company’s Board of Directors, and the Company’s share repurchase programs do not obligate it to acquire any specific number of shares. If the Company fails to meet expectations related to future growth, profitability, dividends, share repurchases or other market expectations, the price of the Company’s stock may decline significantly, which could have a material adverse impact on investor confidence and employee retention.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the Nasdaq Market under the symbol “LAKE.” On April 6, 2023 there were 30 registered holders of our shares of common stock. This number of registered holders does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividend Policy

Prior to February 2023, we had not paid any cash dividends on our common stock. On February 1, 2023, the Board of Directors declared a quarterly dividend of $0.03 per share that was paid on February 22, 2023, to stockholders of record as of February 15, 2023. The payment and rate of future cash or stock dividends, if any, or stock repurchase programs are subject to the discretion of our board of directors and will depend upon our earnings, financial condition, capital or contractual restrictions under our credit facilities and other factors.

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Programs
November 1 – November 30	—		$—	—	$363,998
December 1 – December 31	---	$	---	---	$5,363,998
January 1 – January 31	2,581		$14.48	---	$5,363,998
Total	2,581		$14.48	---	$5,363,998	(2)

(1) Withholding of 2,581 restricted shares to cover taxes on vested restricted shares during the fourth quarter of FY23.

(2) Represents the amount remaining under our share repurchase program as of January 31, 2023.

On February 17, 2021, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock. On July 6, 2021, the Board of Directors authorized an increase in the Company’s then current stock repurchase program under which the Company may repurchase up to an additional $5 million of its outstanding common stock. On April 7, 2022, the Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock, which became effective upon the completion of the prior share repurchase program. On December 1, 2022, the Board of Directors authorized an increase in the Company’s stock repurchase program under which the Company may repurchase up to an additional $5 million of its outstanding common stock. The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

We do not have any other share repurchase programs.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following summary together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this Form 10-K and in the documents that we incorporate by reference into this Form 10-K. This document may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. In this Form 10-K, (a) “FY” means fiscal year; thus for example, FY23 refers to the fiscal year ended January 31, 2023 and (b) “Q” refers to a quarter; thus, for example, Q4 FY23 refers to the fourth quarter of the fiscal year ended January 31, 2023.

Overview

We manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a network of over 1,600 global safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mixture of end users directly and to industrial distributors depending on the particular country and market. In addition to the United States, sales are made to more than 50 foreign countries, the majority of which were into China, countries within the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India, Middle East and countries within Southeast Asia.

We had net sales of $112.8 million in FY23 and $118.4 million in FY22.

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. During FY23, the Company was impacted by tariff costs on certain products imported from China. The Company has been able to pass along a portion of these costs to its customers. We added manufacturing operations in Vietnam and India in fiscal 2019 to offset increasing manufacturing costs in China and further diversify our manufacturing capabilities. Our China operations will continue primarily manufacturing for the Chinese market and other markets where duty advantages exist. Manufacturing expansion is not only necessary to control rising costs, it is also necessary for Lakeland to achieve its growth objectives.

Our net sales attributable to customers outside the United States were $63.9 million and $70.8 million for the fiscal years ended January 31, 2023 and 2022, respectively.

On December 2, 2022, we acquired UK-based Eagle Technical Products Limited (“Eagle”) in an all-cash transaction valued at approximately $10.5 million subject to post-closing adjustments and potential future earnout payments. The acquisition enhances Lakeland’s product portfolio, particularly within fire service protective clothing and expands its sales presence in the Middle East and Europe.  Headquartered in Manchester, UK, Eagle is a leading designer and provider of protective apparel to the fire and industrial sectors. Eagle provides differentiated product offerings through its innovative and technical solutions.

The cost to manufacture and distribute our products is influenced by the cost of raw materials, finished goods, labor, and transportation. During FY23, we have experienced continued inflationary pressure and higher costs as a result of the increasing cost of raw materials, finished goods, labor, transportation, and other administrative costs associated with the normal course of business. The increase in cost of raw materials and finished goods are due in part to a shortage in the availability of certain products, the higher cost of shipping, and inflation. We can only pass elevated costs onto customers in an effort to offset inflationary pressures on a limited basis. Future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect our financial results.

Impact of Russia’s Invasion of Ukraine on Our Business

The current conflict between Russia and Ukraine is creating substantial uncertainty about the role Russia will play in the global economy in the future. Although the length, impact and outcome of the ongoing military conflict between Russia and Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions. The escalation or continuation of this conflict presents heightened risks and has resulted and could continue to result in volatile commodity markets, supply chain disruptions, increased risk of cyber incidents or other disruptions to information systems, heightened risks to employee safety, significant volatility of the Russian ruble, limitations on access to credit markets, increased operating costs (including fuel and other input costs), the frequency and volume of failures to settle securities transactions, inflation, potential for increased volatility in commodity, currency and other financial markets, safety risks, and restrictions on the transfer of funds to and from Russia. We cannot predict how and the extent to which the conflict will affect our customers, operations or business partners or the demand for our products and our global business. Depending on the actions we take or are required to take, the ongoing conflict could also result in loss of cash, assets or impairment charges. Additionally, we may also face negative publicity and reputational risk based on the actions we take or are required to take as a result of the conflict, which could damage our brand image or corporate reputation. We are continually monitoring the potential financial impact of the Russian invasion of Ukraine on our operations.

Our business in Russia accounted for approximately 2.4% and 2.5% of our consolidated net revenues and 1.9% and 3.0% of our net income for the years ended January 31, 2023 and 2022, respectively. Our assets in Russia were approximately 2.5% and 2.1% of our consolidated assets at January 31, 2023 and 2022, respectively. The net book value of our assets in Russia at January 31, 2023 was approximately $3.5 million of which $1.3 million is cash. We currently have not recognized any impairment charges related to the assets of our Russian business. However, the extent, severity, duration and outcome of the conflict between Russia and Ukraine and related sanctions could potentially impact the value of our assets in Russia as the conflict continues. Our Russian business is part of our Other Foreign segment.

Our sales into Ukraine were not significant.

COVID-19

The COVID-19 pandemic has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures, such as restrictions on travel and business operations, temporary closures of businesses, and quarantine and shelter-in-place orders. The COVID-19 pandemic has at times significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. The COVID-19 pandemic and the measures taken by many countries in response have affected and could in the future materially impact the Company’s business, results of operations and financial condition.

Certain of the Company’s materials suppliers and logistical service providers have experienced disruptions during the COVID-19 pandemic, resulting in supply shortages. Similar disruptions could occur in the future.

Critical Accounting Policies and Estimates

Revenue Recognition. Substantially all the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses, and for the years ended in FY23 and FY22 aggregated approximately $3.2 million and $2.9 million, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

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

Inventories. Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out or moving average basis) or net realizable value. Allowances are recorded for slow-moving, obsolete or unusable inventory. We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future sales and supply on-hand, if necessary. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In FY23 we recorded approximately $1.3 million in write-downs of inventory and $0.6 million in inventory adjustments in FY22.

Income Taxes. The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of preparing the consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carryforwards and tax credits, are recorded as deferred tax assets or liabilities on the Company’s consolidated balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines that it may not be able to realize all or part of its deferred tax asset in the future, or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to income in the period of such determination. In FY23 and FY22, we recorded a valuation allowance of approximately $0.4 million and $0.8 million, respectively.

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold. If necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the consolidated balance sheets.

Business combinations. In accordance with the accounting guidance for business combinations, the Company uses the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair value of assets and liabilities is recorded as goodwill. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values, the values of assets in use, and often requires the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management, for material acquisitions we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets, tangible long-lived assets, and contingent consideration. Acquired intangible assets, excluding goodwill, are valued using certain discounted cash flow methodologies based on future cash flows specific to the type of intangible asset purchased. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, discount rates, attrition rates and working capital changes.

If the contingent consideration is deemed significant or absent an agreed upon payout amount, the initial measurement of contingent consideration and the corresponding liability is evaluated using the Monte Carlo Method. For this valuation method, management develops projections during the contingent consideration period utilizing various potential pay-out scenarios. Probabilities are applied to each potential scenario and the resulting values are discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the contingent consideration itself, the related projections, and the overall business. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results.

Refer to Note 1, “Business and Summary of Significant Accounting Policies,” and Note 5, “Acquisitions,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the Company’s business acquisitions.

Net Income Per Share. Basic net income per share is based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted net income per share is based on the weighted average number of common shares and common stock equivalents. The diluted net income per share calculation takes into account unvested restricted shares and the shares that may be issued upon exercise of stock options and warrants, reduced by shares that may be repurchased with the funds received from the exercise, based on the average price during the fiscal year.

Significant Balance Sheet Fluctuation January 31, 2023, as Compared to January 31, 2022

Cash decreased by $28.1 million, primarily as a result of $5.5 million of cash used in operations coupled with $5.4 million in share repurchases, $10.5 million for the acquisition of Eagle, $3.1 million in equity investment and $2.0 million in capital improvements.  Operating cash flow changes were driven by an increase in accounts receivable of $2.3 million due to timing of collections, increased sales in Q4 FY23 over Q4 FY22 and the acquisition of Eagle in December FY23.  Excluding inventory acquired from Eagle, inventory increased $9.7 million driven by investment in inventory to reduce the impact on our supply chain of a global slowdown in freight deliveries.

The Company has made strategic investments of $6.1 million in Inova Design Solutions Ltd. (doing business as Bodytrak®) as a groundbreaking step toward entering the Connected Worker Market for “Smart PPE.” Bodytrak’s unique ear-based sensor platform uses precise physiological measurements and cloud-based analytics to automate health, safety and performance monitoring, making it an ideal complement to Lakeland’s portfolio of industrial protective solutions.

Results of Operations

The following tables set forth our external sales by our product lines, and geographic regions and our historical results of continuing operations as a percentage of our net sales from operations, for the years and three-months ended January 31, 2023 and 2022.

	Three Months Ended January 31, (Unaudited)		Year Ended January 31,
	2023	2022	2023	2022
External Sales by Product Line:
Disposables	$13.9	$14.1	$55.2	$67.2
Chemical	4.8	5.5	22.2	24.5
Fire	5.5	2.3	14.7	8.2
Gloves	0.5	0.5	2.3	2.2
High Visibility	1.2	1.8	5.8	5.6
High Performance Wear	1.2	0.9	5.0	3.6
Wovens	1.9	1.7	7.6	7.1
Consolidated external sales	$29.0	$26.8	$112.8	$118.4

	Three Months Ended January 31, (Unaudited)		Year Ended January 31,
	2023	2022	2023	2022
External Sales by region:
USA	$11.9	$11.2	$49.0	$47.6
Other foreign	1.8	2.1	7.2	7.1
Europe (UK)	3.0	1.5	8.3	10.3
Mexico	0.8	0.8	3.7	4.1
Asia	5.6	7.4	24.7	29.8
Canada	2.1	1.4	9.1	8.2
Latin America	3.8	2.4	10.8	11.3
Consolidated external sales	$29.0	$26.8	$112.8	$118.4

	Three Months Ended January 31, (Unaudited)		Year Ended January 31,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.5%	60.8%	59.4%	57.0%
Gross profit	37.5%	39.2%	40.6%	43.0%
Operating expenses	37.2%	35.0%	35.7%	29.5%
Operating profit	0.3%	4.2%	4.9%	13.6%
Other income, net	0.3%	0.5%	0.0%	0.1%
Interest expense	0.0%	0.0%	0.1%	0.0%
Income before tax	0.6%	4.7%	4.8%	13.7%
Income tax expense	(0.0%)	2.8%	3.2%	4.1%
Net income	0.6%	1.9%	1.6%	9.6%

Net Sales. Net sales decreased to $112.8 million for the year ended January 31, 2023 compared to $118.4 million for the year ended January 31, 2022, a decrease of $5.6 million. Sales in the U.S. increased $1.4 million or 2.9%, primarily due to increases in sales of fire gear coupled with improvements in direct container sales. Sales to the Asian market decreased by $5.1 million or 17.1% due to the impacts of COVID-19 on demand, including shutdowns in China and the absence of typical year-end stocking ahead of the Chinese New Year due to the country’s “Zero COVID Policy.”  Sales to the European market decreased by $2.0 million or 19.4%, driven by reduced demand across Europe and a stronger dollar impact offset by Eagle sales of $1.3 million in Q4 FY23.  Canada sales increased by $0.9 million or 11.0% due to improvements in the industrial markets. Latin America sales decreased $0.5 million or 4.4% due to weaker local currency, primarily the Argentine peso.  Sales into the Mexican market decreased by $0.4 million or 9.8%, driven by weaker industrial demand at the beginning of FY23.  Sales of our disposable and chemical product line were impacted due to a reduction in COVID-19 demand, primarily in Asia and uneven demand from our industrial markets. Other product lines, such as fire, high performance, and wovens, increased by $8.7 million due to strengthening demand in those markets and the impact of Eagle’s sales during the last two months of our fiscal year.  Sales were affected by customers over-ordering in prior periods, resulting in excess channel inventories and shipping delays with ocean freight carriers.

Gross Profit. Gross profit decreased $5.1 million, or 10.0%, to $45.8 million for the year ended January 31, 2023, from $50.9 million for the year ended January 31, 2022. Gross profit as a percentage of net sales decreased to 40.6% for the year ended January 31, 2023 from 43.0% for the year ended January 31, 2022. Gross profit performance in FY22 benefited from higher volumes including direct container shipments, related factory utilization and an improving product mix with pricing power. Major factors driving the decline in gross margins in FY23, were:

•	Inflationary pressure on certain materials
•	Stronger dollar impacting revenue in key Asian and Latin American markets
•	Pricing pressure on non-strategic products
•	Writedown of the carrying value of certain inventory as freight rates declined toward year-end

Operating Expense.  Operating expenses increased 15.6% from $34.9 million for the year ended January 31, 2022 to $40.3 million for the year ended January 31, 2023. Operating expenses as a percentage of net sales were 35.7% for the year ended January 31, 2023, as compared to 29.5% for the year ended January 31, 2022.  Operating expenses increased primarily due to increases in currency translation expense of $1.9 million, acquisition costs associated with the Eagle transaction of $0.6 million, restructuring costs of $0.4 million, increased outbound freight of $0.3 million, administrative costs associated with the start-up of the Monterrey, Mexico facility of $0.2 million,  and increases in professional expenses, primarily legal and accounting, to support future initiatives.

Operating Profit. Operating profit decreased to $5.5 million for the year ended January 31, 2023, from $16.0 million for the year ended January 31, 2022, due to the impacts detailed above. Operating margin decreased to 4.9% for the year ended January 31, 2023, compared to 13.6% for the year ended January 31, 2022.

Interest Expense. Interest expenses was less than $0.1 million for the year ended January 31, 2023 compared to $0.1 million for the year ended January 31, 2022. The Company did not drawdown any of its available line of credit during FY23.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $3.6 million and included $0.2 million associated with the GILTI component of the Tax Act of 2017 for the year ended January 31, 2023, as compared to an income tax expense of $4.8 million and included $0.7 million associated with the GILTI component of the Tax Act of 2017 for the year ended January 31, 2022. All international subsidiaries impacted the GILTI component of income tax expense. The Company changed its permanent reinvestment assertions for its Chinese operations during the second quarter due to increased volatility of the Chinese yuan and an updated evaluation of investment strategies. The Company recorded $2.0 million in withholding taxes for a planned repatriation during FY23.

Net Income. Net income decreased to $1.9 million for the year ended January 31, 2023 from $11.4 million for the year ended January 31, 2022.

Fourth Quarter Results

Net sales and net income were $29.0 million and $0.6 million, respectively, for Q4 FY23, as compared to $26.8 million and $0.5 million, respectively, for Q4 FY22.

Factors affecting Q4 FY23 results of operations included:

•	Improvement in sales primarily in the fire and industrial markets and due to the Eagle acquisition
•	Pricing pressure on non-strategic products
•	Margins were negatively impacted by product mix and currency and the write-down of the carrying value of certain inventory as freight rates declined toward year-end

Liquidity and Capital Resources

At January 31, 2023, cash and cash equivalents were approximately $24.6 million and working capital was approximately $87.0 million. Cash and cash equivalents decreased $28.1 million and working capital decreased $21.6 million from January 31, 2022 reflecting the impact of the Company’s purchase of Eagle, additional investment in Bodytrak and stock repurchases.

Of the Company’s total cash and cash equivalents of $24.6 million as of January 31, 2023, cash held in Latin America of $1.8 million, cash held in Hong Kong of $0.7 million, cash held in the UK of $2.4 million, cash held in Vietnam of $0.8 million, cash held in India of $0.7 million and cash held in Canada of $1.0 million would not be subject to additional US tax in the event such cash was repatriated due to the change in the U.S. tax law as a result of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). The Company monitors its financial depositories by their credit rating which varies by country. In addition, cash balances in banks in the United States are insured by the FDIC subject to certain limitations. There was approximately $1.3 million total included in the U.S. bank accounts and approximately $23.5 million total in foreign bank accounts as of January 31, 2023, of which $24.1 million was uninsured. These balances could be impacted if one or more of the financial institutions with which the Company deposits its funds fails or is subject to other adverse conditions in the financial or credit markets. To date, the Company has experienced no loss of principal or lack of access to invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions that hold the Company’s cash and cash equivalents fail. See Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K under the caption “Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.”

The Company strategically employs an intercompany dividend plan subject to subsidiary profitability, cash requirements and withholding taxes.  During FY23 the Company changed its’ permanent reinvestment assertions for its Chinese operations due to increased volatility of the Chinese yuan and an updated evaluation of investment strategies.  During FY23 the Company’s subsidiaries in Canada, China and Hong Kong declared and paid dividends of $1.0 million, $12.5 million and $2.0 million.  Withholding taxes totaling $2.0 million are included in income tax expense.

Net cash used in operating activities of $5.5 million for the year ended January 31, 2023 was primarily due to an increase in net inventories of $9.7 million and an increase in accounts receivable of $2.3 million due to stronger Q4 FY23 sales, partially offset by non-cash expenses of $3.6 million for deferred taxes, depreciation and amortization, and stock compensation.  Net cash used in investing activities of $16.5 million for the year ended January 31, 2023 includes the $10.5 million Eagle acquisition and reflects the Company’s $3.1 million investment in Bodytrak®.  Purchases of property and equipment were $2.0 million as the Company increased capital expenditures in the year for the ERP project and equipment purchases in Mexico and Vietnam.  Net cash used in financing activities was $5.9 million for the year ended January 31, 2023 primarily due to the purchase of $5.4 million of our common stock.

Net cash provided by operating activities of $12.8 million for the year ended January 31, 2022 was primarily due to net income of $11.4 million, non-cash expenses of $4.3 million for deferred taxes, depreciation and amortization, and stock compensation, and a decrease in accounts receivable due to lower sales activity of $6.7 million offset by an increase in net inventories of $4.4 million and a decrease in accounts payable, accrued expenses and other liabilities of $5.2 million due to lower sales volume.  Net cash used in investing activities of $3.6 million for the year ended January 31, 2022 reflects the Company’s $2.8 million investment in Bodytrak® as a groundbreaking step toward entering the Connected Worker Market for “Smart PPE.”  Purchases in property and equipment were $0.8 million as the Company made capital expenditures in the year for the ERP project, leasehold improvements for our new corporate headquarters, and equipment purchases in Mexico and China.  Net cash used in financing activities was $9.8 million for the year ended January 31, 2022 due to the purchase of $9.2 million of our common stock.

On June 25, 2020, we entered into a Loan Agreement (the “Loan Agreement”) with Bank of America (“Lender”). The Loan Agreement provides the Company with a secured $12.5 million revolving credit facility, which includes a $5.0 million letter of credit sub-facility. The Company may request from time to time an increase in the revolving credit loan commitment of up to $5.0 million (for a total commitment of up to $17.5 million). Borrowing pursuant to the revolving credit facility is subject to a borrowing base amount calculated as (a) 80% of eligible accounts receivable, as defined, plus (b) 50% of the value of acceptable inventory, as defined, minus (c) certain reserves as the Lender may establish for the amount of estimated exposure, as reasonably determined by the Lender from time to time, under certain interest rate swap contracts. The borrowing base limitation only applies during periods when the Company’s quarterly funded debt to EBITDA ratio, as defined, exceeds 2.00 to 1.00. The credit facility will mature on June 25, 2025. Borrowings under the revolving credit facility bear interest at a rate per annum equal to the sum of the LIBOR Daily Floating Rate (“LIBOR”), plus 125 basis points. LIBOR is subject to a floor of 100 basis points. On March 3, 2023 the Company changed the benchmark interest rate in our credit facility from the LIBOR to the Secured Overnight Financing Rate (“SOFR”). All outstanding principal and unpaid accrued interest under the revolving credit facility is due and payable on the maturity date. On a one-time basis, and subject to there not existing an event of default, the Company may elect to convert up to $5.0 million of the then outstanding principal of the revolving credit facility to a term loan facility with an assumed amortization of 15 years and the same interest rate and maturity date as the revolving credit facility. The Loan Agreement provides for an annual unused line of credit commitment fee, payable quarterly, of 0.25%, based on the difference between the total credit line commitment and the average daily amount of credit outstanding under the facility during the preceding quarter.

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

The Loan Agreement requires the Company to maintain a Funded Debt to EBITDA (as each such term is defined in the Loan Agreement) ratio of 3.0 to 1.0 or less and a Basic Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of at least 1.15 to 1.0. The Loan Agreement also contains customary covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, or merge, consolidate or sell or otherwise transfer assets. The Company was in compliance with all of its debt covenants as of January 31, 2023. As of January 31, 2023, the Company had no borrowings under the Loan Agreement, and there was $25 million of additional available credit under the Loan Agreement.

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

Stock Repurchase Program. On February 17, 2021, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock. On July 6, 2021, the Board of Directors authorized an increase in the Company’s stock repurchase program under which the Company may repurchase up to an additional $5 million of its outstanding common stock.   On April 7, 2022, the Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock which became effective upon the completion of the prior share repurchase program.  On December 1, 2022, the Board of Directors authorized an increase in the Company’s stock repurchase program, under which the Company may repurchase up to an additional $5 million of its outstanding common stock.

Shares repurchased in FY23 totaled 390,989 shares at a cost of $5.4 million leaving $5.4 million remaining under the share repurchase program at January 31, 2023. The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

On February 1, 2023, the Board of Directors declared a quarterly cash dividend as part of the initiation of a recurring quarterly dividend program. The initial quarterly dividend of $0.03 per share was paid on February 22, 2023, to stockholders of record as of February 15, 2023.

Capital Expenditures. Our capital expenditures for FY23 of $2.0 million principally relate to our capital purchases for our manufacturing facilities in Vietnam, the enhancement of IT infrastructure, and equipment purchases supporting the new manufacturing facility under development in Monterey, Mexico. We anticipate FY24 capital expenditures to be approximately $3.0 million as we continue to deploy our ERP solution globally, complete the new manufacturing facility in Monterrey, Mexico, and replace existing equipment in the normal course of operations. We expect to fund the capital expenditures from our cash flow from operations.

Recently Adopted and Recently Issued Accounting Standards

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lakeland Industries, Inc.  and subsidiaries (the "Company") as of January 31, 2023 and 2022, the related statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the two years in the period ended January 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 17, 2023, expressed an adverse opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Inventories – Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

The Company’s inventory includes costs to acquire and produce the goods and is stated at the lower of cost or net realizable value on a first-in, first-out method (FIFO). The assessment of estimated obsolescence or unmarketable inventory involved judgment and is based upon assumptions about future sales and supply on-hand for certain inventory items. Total inventory of approximately $58 million is in part composed of products which were deemed to be slow moving based on historical inventory turns and sales history. An excess and obsolete adjustment of approximately $4.7 million was recorded by the Company.

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

Acquisitions — Eagle Technologies —Intangible Assets & Contingent Consideration — Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Eagle Technologies for $15.1 million (inclusive of estimated contingent consideration) on December 2, 2022. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the Company allocated the purchase price, on a preliminary basis, to the assets acquired and liabilities assumed based on their estimated fair values. The Company recorded approximately $13.7 million of intangible assets, including $7.6 million of goodwill as of the acquisition date. Additionally, the Company recorded within the account Accrued Earnout Agreement an estimated contingent consideration liability of $3.2 million.

Acquired intangible assets, excluding goodwill, were valued using certain discounted cash flow methods based on future cash flows specific to the type of intangible asset acquired. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted revenue growth rates, EBITDA margins and resulting forecasted cash flows as well as royalty rate and discount rate.  Management estimated the fair value of the contingent consideration using the Monte Carlo Method. For this valuation method, management develops projections during the contingent consideration period utilizing various potential pay-out scenarios. Probabilities are applied to each potential scenario and the resulting values are discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the contingent consideration itself, the related projections, and the overall business.

Given the fair value determination of the contingent consideration and intangible assets for Eagle Technologies requires management to make significant estimates and assumptions related to the forecasts of revenue and future cash flows and the selection of the discount rate and royalty rate, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future cash flows, the selection of valuation methodologies utilized, the selection of the royalty rate and discount rate for the intangible assets and the selection of the discount rate for the contingent consideration liability included the following, among others:

•	We evaluated the design and operating effectiveness of controls over the valuation of the intangible assets and contingent consideration, including management’s controls over forecasts of future cash flows and selection of the royalty and discount rates.

•	We assessed the reasonableness of management’s forecasts of future revenues and cash flows by comparing the projections to historical results, actual results to date, contractual revenue agreements in place, and relevant industry reports and evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies and (2) the valuation assumptions used in the fair value analyses by:

o	Testing the source information underlying the determination of the discount and royalty rates.

o	Comparing the selected royalty rate to market data for comparable rates.

o	Testing the mathematical accuracy of the calculation of the discount and royalty rates.

o	Developing a range of independent estimates for the discount rates and comparing those to the discount rates selected by management.

o

Evaluating the reasonableness of the Monte Carlo methodology utilized, the inputs used in the contingent consideration valuation, and other key judgments made by management as well as independently running the probability-weighted scenario analysis to calculate an independent estimate of fair value.

/s/ Deloitte & Touche LLP

Memphis, Tennessee

April 17, 2023

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Lakeland Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lakeland Industries, Inc. and subsidiaries (the “Company”) as of January 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2023, of the Company and our report dated April 17, 2023, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Eagle Technical Products Limited, which was acquired on December 2, 2022, and whose financial statements constitute 1% and 3% of net and total assets, respectively, 1% of revenues, and 12% of net income of the consolidated financial statement amounts as of and for the year ended January 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at Eagle Technical Products Limited.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: the Company did not design, implement, and/or consistently operate effective controls over its foreign subsidiary currency translation or remeasurement to ensure the foreign subsidiary’s account balances were accurately stated in the consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended January 31, 2023, of the Company, and this report does not affect our report on such consolidated financial statements.

/s/ Deloitte & Touche LLP

Memphis, Tennessee

April 17, 2023

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended January 31, 2023 and 2022

($000’s) except share information

	2023	2022
Net sales	$112,846	$118,386
Cost of goods sold	66,997	67,473
Gross profit	45,849	50,913
Operating expenses	40,308	34,866
Operating profit	5,541	16,047
Other income (expense), net	(33)	121
Interest expense	(37)	(15)
Income before taxes	5,471	16,153
Income tax expense	3,598	4,781
Net income	$1,873	$11,372
Net income per common share:
Basic	$0.25	$1.44
Diluted	$0.24	$1.41
Weighted average common shares outstanding:
Basic	7,562,187	7,900,131
Diluted	7,737,963	8,053,876

 The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended January 31, 2023 and 2022

($000)’s

	2023	2022
Net income	$1,873	$11,372
Other comprehensive income:
Foreign currency translation adjustments	(2,193)	114
Comprehensive income (loss)	$(320)	$11,486

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

January 31, 2023 and 2022

($000’s) except share information

ASSETS

Current assets	2023	2022
Cash and cash equivalents	$24,639	$52,719
Accounts receivable, net of allowance for doubtful accounts of $800 and $666 at January 31, 2023 and 2022, respectively	17,296	14,771
Inventories	58,176	47,711
Prepaid VAT and other taxes	1,963	1,675
Income tax receivable and other current assets	2,908	3,770
Total current assets	104,982	120,646
Property and equipment, net	9,140	8,714
Operating leases right-of-use assets	5,472	5,296
Deferred tax assets	2,764	2,072
Other assets	100	490
Goodwill	8,473	871
Intangible assets, net	6,042	-
Investments	5,354	2,704
Total assets	$142,327	$140,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,558	$5,855
Accrued compensation and benefits	2,522	3,225
Other accrued expenses	4,068	1,372
Income tax payable	-	321
Short-term borrowings	405	—
Accrued earnout agreement	3,182	—
Current portion of operating lease liability	1,253	1,242
Total current liabilities	17,988	12,015
Deferred income taxes	769	-
Long-term portion of operating lease liability	3,580	3,678
Total liabilities	22,337	15,693
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $0.01 par; authorized 20,000,000 shares, Issued 8,655,699 and 8,555,672; outstanding 7,325,005 and 7,615,967 at January 31, 2023 and 2022, respectively	87	86
Treasury stock, at cost; 1,330,694 and 939,705 shares at January 31, 2023 and 2022, respectively	(19,646)	(14,206)
Additional paid-in capital	78,475	77,826
Retained earnings	64,765	62,892
Accumulated other comprehensive loss	(3,691)	(1,498)
Total stockholders' equity	119,990	125,100
Total liabilities and stockholders’ equity	$142,327	$140,793

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended January 31, 2023 and 2022

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
		($000’s)		($000’s)	($000’s)	($000’s)	($000’s)	($000’s)

Balance, January 31, 2021	8,498,457	$85	(509,242)	$(5,023)	$76,781	$51,520	$(1,612)	$121,751

Net Income	-	-	-	-	-	11,372	-	11,372
Other comprehensive loss	-	-	-	-	-	-	114	114
Stock-based compensation:
Restricted stock issued	57,215	1	-	-	-	-	-	1
Restricted stock plan	-	-	-	-	1,667	-	-	1,667
Return of shares in lieu of payroll tax withholding	-	-	-	-	(622)	-	-	(622)
Treasury stock purchased	-	-	(430,463)	(9,183)	-	-	-	(9,183)
Balance, January 31, 2022	8,555,672	$86	(939,705)	$(14,206)	$77,826	$62,892	$(1,498)	$125,100

Net Income	-	-	-	-	-	1,873	-	1,873
Other comprehensive income	-	-	-	-	-	-	(2,193)	(2,193)
Stock-based compensation:
Restricted stock issued	100,027	1	-	-	-	-	-	1
Restricted stock plan	-	-	-	-	1,491	-	-	1,491
Return of shares in lieu of payroll tax withholding	-	-	-	-	(842)	-	-	(842)
Treasury stock purchased	-	-	(390,989)	(5,440)	-	-	-	(5,440)
Balance, January 31, 2023	8,655,699	$87	(1,330,694)	$(19,646)	$78,475	$64,765	$(3,691)	$119,990

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended January 31, 2023 and 2022

($000’s)

	2023	2022
Cash flows from operating activities:
Net income	$1,873	$11,372
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Provision for (recovery of) doubtful accounts	134	(34)
Deferred income taxes	75	659
Depreciation and amortization	1,505	1,868
Stock based and restricted stock compensation	1,491	1,667
(Gain) loss on disposal of property and equipment	(6)	39
Equity in (earnings) loss of equity investment	411	79
(Increase) decrease in operating assets:
Accounts receivable	(2,278)	6,732
Inventories	(9,710)	(4,413)
Prepaid VAT and other taxes	(260)	(333)
Other current assets	1,478	271
Increase (decrease) in operating liabilities:
Accounts payable	36	(1,533)
Accrued expenses and other liabilities	69	(3,178)
Operating lease liabilities	(269)	(411)
Net cash (used in) provided by operating activities	(5,451)	12,785
Cash flows from investing activities:
Purchases of property and equipment	(1,985)	(801)
Acquisition, net of cash acquired	(9,722)	-
Investments	(3,061)	(2,783)
Net cash used in investing activities	(14,768)	(3,584)
Cash flows from financing activities
Short term borrowings	405	—
Purchase of Treasury Stock under stock repurchase program	(5,439)	(9,183)
Shares returned to pay employee taxes under restricted stock program	(842)	(622)
Net cash used in financing activities	(5,876)	(9,805)
Effect of exchange rate changes on cash and cash equivalents	(1,985)	727
Net (decrease) increase in cash and cash equivalents	(28,080)	123
Cash and cash equivalents at beginning of year	52,719	52,596
Cash and cash equivalents at end of year	$24,639	$52,719

Cash paid for interest	$37	$15
Cash paid for taxes	$3,151	$5,315

Noncash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$1,148	$3,368

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Lakeland Industries, Inc. and Subsidiaries (“Lakeland,” the “Company,” “we,” “our” or “us”), a Delaware corporation organized in April 1986, manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a network of over 1,600 global safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mixture of end users directly and to industrial distributors depending on the particular country and market. Sales are made to more than 50 countries, the majority of which were into China, countries within the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India, Middle East and countries within Southeast Asia. For purposes of this Form 10-K, FY refers to a fiscal year ended January 31; for example, FY23 refers to the fiscal year ended January 31, 2023.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). We have reclassified certain prior year amounts to conform to current year presentation.  The following is a description of the Company’s significant accounting policies.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is reasonably possible that events could occur during the upcoming year that could change such estimates.

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

Inventories

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out or moving average basis) or net realizable value. Adjustments are recorded for slow-moving, obsolete or unusable inventory. We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future sales and supply on hand, if necessary. If actual market conditions are less favorable than those projected by management, additional inventory adjustments may be required.

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

Business combinations

In accordance with the accounting guidance for business combinations, the Company uses the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair value of assets and liabilities is recorded as goodwill. Assigning fair market values to the assets acquired and liabilities assumed at the date of acquisition requires knowledge of current market values and the values of assets in use and often require the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management for material acquisitions, we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets, tangible long-lived assets, and contingent consideration. Acquired intangible assets, excluding goodwill, are valued using certain discounted cash flow methodologies based on future cash flows specific to the type of intangible asset purchased. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, discount rates, attrition rates and working capital changes.

If the contingent consideration is deemed significant or absent an agreed-upon payout amount, the initial measurement of contingent consideration and the corresponding liability is evaluated using the Monte Carlo Method. For this valuation method, management develops projections during the contingent consideration period utilizing various potential pay-out scenarios. Probabilities are applied to each potential scenario, and the resulting values are discounted using a rate that considers the weighted average cost of capital as well as a specific risk premium associated with the riskiness of the contingent consideration itself, the related projections, and the overall business.

Goodwill and Other Intangible Assets

Intangible assets with a finite useful life are amortized on a straight-line basis over their useful lives. Indefinite lived intangible assets are assessed for possible impairment annually on November 1st or whenever circumstances change such that the recorded value of the asset may not be recoverable. Prior to the Eagle acquisition completed on December 2, 2022, we did not have any acquired intangible assets.

Goodwill is not amortized, but is subject to impairment assessments. On November 1st of each year, or more frequently if indicators of impairment exist or if a decision is made to sell a business, we evaluate goodwill for impairment. Judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in the business climate, unanticipated competition, slower growth rates, or negative developments in equity and credit markets, among others. Prior to the Eagle acquisition we had recorded goodwill totaling $0.9 million related to an acquisition completed in FY05 that is part of our High Visibility product line.

There has been no impairment of our goodwill during the years ended January 31, 2023 and 2022.

Revenue Recognition

Substantially all of the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses, and for the years ended in FY23 and FY22 aggregated approximately $3.2 million and $2.9 million, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

The transaction price includes estimates of variable consideration related to rebates, allowances, and discounts that are reductions in revenue. All estimates are based on the Company's historical experience, anticipated performance, and the Company's best judgment at the time the estimate is made. Estimates for variable consideration are reassessed each reporting period and are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur upon resolution of uncertainty associated with the variable consideration. All the Company’s contracts have a single performance obligation satisfied at a point in time, and the transaction price is stated in the contract, usually as quantity times price per unit.

The Company receives advances under certain of its contracts for products sold by Eagle.  Those advances are considered contract liabilities with revenues recorded upon delivery of promised goods to customers.  These advances are included in Other Accrued Expenses on the Company’s consolidated balance sheet.  The following is a rollforward of the advances from the date of the Eagle acquisition, December 2, 2022 through January 31, 2023 (in $000s):

Contract liability – December 2,2022	$1,560
Increases to contract liability	158
Decreases to contract liability	(91)
Contract liability – January 31, 2023	$1,627

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

	Year Ended January 31, (in millions of dollars)
	2023	2022
External Sales by product lines:
Disposables	$55.2	$67.2
Chemical	22.2	24.5
Fire	14.7	8.2
Gloves	2.3	2.2
High Visibility	5.8	5.6
High Performance Wear	5.0	3.6
Wovens	7.6	7.1
Consolidated external sales	$112.8	$118.4

	Year Ended
	January 31,
	(in millions of dollars)
	2023	2022
External Sales by region:
USA	$49.0	$47.6
Other foreign	7.2	7.1
Europe (UK)	8.3	10.3
Mexico	3.7	4.1
Asia	24.7	29.8
Canada	9.1	8.2
Latin America	10.8	11.3
Consolidated external sales	$112.8	$118.4

Advertising Costs

Advertising costs are expensed as incurred and included in operating expenses on the consolidated statement of income. Advertising and co-op costs amounted to $0.5 million and $0.5 million in FY23 and FY22.

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

Income Taxes

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of preparing the consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carryforwards and tax credits, are recorded as deferred tax assets or liabilities on the Company’s consolidated balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines that it may not be able to realize all or part of its deferred tax asset in the future or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to income in the period of such determination.

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold. If necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the consolidated balance sheets.

Foreign Operations and Foreign Currency Translation

The Company maintains manufacturing operations in Mexico, India, Argentina, Vietnam and the People’s Republic of China and can access independent contractors in China, Vietnam, Argentina and Mexico. It also maintains sales and distribution entities in India, Canada, the U.K., Chile, China, Argentina, Russia, Kazakhstan, Uruguay, Australia and Mexico. The Company is vulnerable to currency risks in these countries. The functional currency for the United Kingdom subsidiary is the Euro; the trading company in China, the RMB; the Russian operation, the Russian Ruble, and the Kazakhstan operation, the Kazakhstan Tenge. All other operations have the U.S. dollar as their functional currency.

Pursuant to US GAAP, assets and liabilities of the Company’s foreign operations with functional currencies other than the U.S. dollar are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Cash flows are also translated at average translation rates for the periods; therefore, amounts reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction income (loss) included in net income for the years ended January 31, 2023 and 2022, were approximately $0.9 million and $0.3 million, respectively.

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

There were no foreign currency forward or hedge contracts at January 31, 2023 or January 31, 2022.

The financial instruments of the Company classified as current assets or liabilities, including cash and cash equivalents, accounts receivable, short-term borrowings, borrowings under revolving credit facility, accounts payable and accrued expenses, are recorded at carrying value, which approximates fair value based on the short-term nature of these instruments.

Net Income Per Share

Net income per share is based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted net income per share is based on the weighted average number of common shares and common stock equivalents. The diluted net income per share calculation takes into account unvested restricted shares and the shares that may be issued upon the exercise of stock options, reduced by shares that may be repurchased with the funds received from the exercise, based on the average price during the fiscal year.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

2. INVENTORIES

Inventories consist of the following (in $000s):

	January 31,
	2023	2022
Raw materials	$29,036	$20,231
Work-in-process	952	626
Finished goods	32,855	29,910
Excess and obsolete adjustments	(4,668)	(3,056)
	$58,176	$47,711

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	Useful Life in	January 31,
	Years	2023	2022
		(000’s)	(000’s)
Machinery and equipment	3-10	$5,436	$4,826
Furniture and fixtures	3-10	492	1,067
Leasehold improvements	Lease term	2,094	2,237
Computer hardware and software	3	5,015	4,741

Land and building	20-30	9,508	9,183
		22,546	22,054
Less accumulated depreciation and amortization		(14,406)	(13,372)
Construction-in-progress		1,001	32
		$9,140	$8,714

Depreciation and amortization expense for FY23 and FY22 amounted to $1.4 million and $1.9 million, respectively.

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

On April 28, 2022, the Company, under the terms of the Investment Agreement, acquired an additional 381,679 Series A Shares of Bodytrak for £1,500,000 ($1.9 million). On October 26, 2022, the Company acquired an additional 254,452 Series A Shares of Bodytrak for £1,000,000 ($1.2 million). After completion of the additional investments, the Company owns 22.5% of Bodytrak’s total share capital. The investment in Bodytrak is accounted for under the equity method, given our board representation and the resulting ability to exercise significant influence. A substantial portion of our investment represents differences in our investment and our share of the underlying recognized net assets of Bodytrak. These differences are predominately attributable to non-amortizing intangible assets, including internally developed intellectual property, of Bodytrak.

Bodytrak provides wearable monitoring solutions for customers in industrial health, safety, defense and first responder markets wanting to achieve better employee health and performance. Bodytrak’s solution is provided as a platform as a service (PaaS), delivering real-time data and cloud-based analytics and hardware that includes a patented earpiece for physiological monitoring and audio communications.

For FY23, the Company recognized a loss of $0.4 million as the Company’s share of Bodytrak’s net loss. For the period October 18, 2021 (date of investment) through January 31, 2022, the Company recognized a loss of $0.1 million as the Company’s share of Bodytrak’s net loss. The loss is reflected in other income (expense), net in the consolidated statements of income.

5. ACQUISITIONS

Acquisition of Eagle

On December 2, 2022, we acquired 100% of Eagle's common stock in an all-cash transaction valued at $10.5 million, net of net working capital acquired.

Headquartered in Manchester, UK, Eagle is a leading designer and provider of protective apparel to the fire and industrial sectors. Eagle provides differentiated product offerings through its innovative and technical solutions.

Eagle’s operating results are included in our consolidated financial statements from the acquisition date. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting.

As part of the acquisition agreement, the Company will pay an earnout payment equal to the amount by which Eagle’s revenue exceeds 6 million GBP for the period May 1, 2022 through April 30, 2023. The Company will also pay an earnout payment equal to the amount by which Eagle’s revenue exceeds 6.3 million GBP for the period May 1, 2023 through April 30, 2024. The estimated amount of the earnout payment included in the valuation above is $3.2 million. The estimate was developed using a Monte Carlo simulation.

The following table summarizes the preliminary fair values of the Eagle assets and liabilities assumed at the date of the acquisition:

Current assets acquired (including cash of $2.2 million)	$3,729
Property, plant and equipment	41
Customer relationships	3,283
Trade names and trademarks	1,333
Technological know-how	1,493
Goodwill	7,602
Total assets acquired	17,481
Less liabilities assumed	(2,334)
Net assets acquired	$15,147

Assets acquired and liabilities assumed in connection with the acquisition were recorded at estimated fair values. Estimated fair values were determined by management, based in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the estimated fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges; the relief from royalty method for trade names and trademarks and technological know-how; and the cost method for the assembled workforce was included in goodwill. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. Cash flow forecasts were generally based on Eagle’s pre-acquisition forecasts. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships, trade names and trademarks and technological know-how acquired in the Eagle transaction are being amortized over periods of 15 years, 15 years and 17 years, respectively. Liabilities assumed primarily relate to customer deposits included within Other Accrued Expenses.

Goodwill is calculated as the excess of the purchase price over the estimated fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the estimated fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of Eagle with our operations.

Due to the timing of the completion of the acquisition, the purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding assets acquired and liabilities assumed, and revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals and valuations related to contingent consideration, inventory, contractual relationships and intangible assets. These changes to the purchase price allocation could be significant. The purchase price allocation will be finalized within the measurement period of up to one year from the acquisition date

The following unaudited pro forma information presents our combined results as if the Eagle acquisition had occurred at the beginning of FY22. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined company's results. There were no material transactions between the Company and Eagle during the periods presented that are required to be eliminated. The unaudited pro forma combined financial information does not reflect cost savings, operating synergies or revenue enhancements that the combined companies may achieve or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.

Pro forma combined financial information (Unaudited)

(in millions, except per share amount)	Year Ended January 31,
	2023	2022
Net sales	$115.8	$122.2
Net income	$2.0	$11.4
Basic earnings per share	$0.26	$1.45
Diluted earnings per share	$0.25	$1.42

The unaudited pro forma combined financial information is presented for information purposes only and is not intended to represent or be indicative of the combined results of operations or financial position that we would have reported had the acquisition been completed as of the date and for the periods presented, and should not be taken as representative of our consolidated results of operations or financial condition following the acquisition. In addition, the unaudited pro forma combined financial information is not intended to project the future results of the combined company.

The unaudited pro forma combined financial information was prepared using the acquisition method of accounting under existing U.S. GAAP. The Company has been treated as the acquirer.

Total acquisition-related costs were $0.6 million for the year ended January 31, 2023. Transactional costs and acquisition-related amortization is included in operating expenses in the Consolidated Statements of Income.

6. LONG-TERM DEBT

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

Borrowings under the revolving credit facility bear interest at a rate per annum equal to the sum of the LIBOR Daily Floating Rate (“LIBOR”), plus 125 basis points. LIBOR is subject to a floor of 100 basis points. All outstanding principal and unpaid accrued interest under the revolving credit facility is due and payable on the maturity date. On a one-time basis, and subject to there not existing an event of default, the Company may elect to convert up to $5 million of the then outstanding principal of the revolving credit facility to a term loan facility with an assumed amortization of 15 years and the same interest rate and maturity date as the revolving credit facility. The Loan Agreement provides for an annual unused line of credit commitment fee, payable quarterly, of 0.25%, based on the difference between the total credit line commitment and the average daily amount of credit outstanding under the facility during the preceding quarter.

On June 18, 2021, the Company entered into Amendment No. 1 to the Loan Agreement (the “Amendment”) with the Lender, which modifies certain terms of the Company’s existing Loan Agreement with the Lender. The Amendment increases the credit limit under the Loan Agreement’s senior secured revolving credit facility from $12.5 million to $25.0 million. The Amendment also amends the covenant in the Loan Agreement that restricts acquisitions by the Company or its subsidiaries in order to allow, without the prior consent of the Lender, acquisitions of a business or its assets if there is no default under the Loan Agreement and the aggregate consideration does not exceed $7.5 million for any individual acquisition or $15.0 million on a cumulative basis for all such acquisitions.

The Loan Agreement requires the Company to maintain a Funded Debt to EBITDA (as each such term is defined in the Loan Agreement) ratio of 3.0 to 1.0 or less and a Basic Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of at least 1.15 to 1.0. The Loan Agreement also contains customary covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, pay dividends or merge, consolidate or sell or otherwise transfer assets. The Company was in compliance with all of its debt covenants as of January 31, 2023.

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

The Loan Agreement contains customary events of default that include, among other things (subject to any applicable cure periods and materiality qualifier), non-payment of principal, interest or fees, defaults under related agreements with the Lender, cross-defaults under agreements for other indebtedness, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments and material adverse change. Upon the occurrence of an event of default, the Lender may terminate all loan commitments, declare all outstanding indebtedness owing under the Loan Agreement and related documents to be immediately due and payable, and may exercise its other rights and remedies provided for under the Loan Agreement.

In connection with the Loan Agreement, the Company entered into with the Lender (i) a security agreement dated June 25, 2020, pursuant to which the Company granted to the Lender a first priority perfected security interest in substantially all of the personal property and the intangibles of the Company, and (ii) a pledge agreement, dated June 25, 2020, pursuant to which the Company granted to the Lender a first priority perfected security interest in the stock of its subsidiaries (limited to 65% of those subsidiaries that are considered “controlled foreign subsidiaries” as set forth in the Internal Revenue Code and regulations). The Company’s obligations to the Lender under the Loan Agreement are also secured by a negative pledge evidenced by a Non-encumbrance Agreement covering the real property owned by the Company in Decatur, Alabama

As of January 31, 2023, the Company had no borrowings outstanding on the letter of credit sub-facility and no borrowings outstanding under the revolving credit facility.

Borrowings in UK

On December 31, 2014, the Company and Lakeland Industries Europe, Ltd, (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with HSBC Bank to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million, based on exchange rates at time of closing) to £1,500,000 (approximately USD $2.3 million, based on exchange rates at the time of closing), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million, based on exchange rates at time of closing) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. This agreement has been subsequently amended with the most recent amendment on March 8, 2022.  The cumulative result of the amendments through March 8, 2022 reflect a reduction of the service chargeto 0.765%. The agreement can be terminated with three months’ notice. There were $0.4 million in borrowings outstanding under this facility at January 31, 2023.

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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC (UK); Royal Bank of Scotland, Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, and JSC Bank Centercredit in Kazakhstan. The Company monitors its financial depositories by their credit rating, which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There was approximately $1.3 million total included in the U.S. bank accounts and approximately $23.5 million total in foreign bank accounts as of January 31, 2023, of which $24.1 million was uninsured.

Major Customer

No customer accounted for more than 10% of net sales during FY23 and FY22.

Major Supplier

No vendor accounted for more than 10% of purchases during FY23 and FY22.

8. STOCKHOLDERS’ EQUITY

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

The Company recognized total stock-based compensation costs, which are reflected in operating expenses (in 000’s):

	Year Ended January 31,
	2023	2022
2017 Plan:
Total restricted stock and stock option programs	$1,491	$1,667
Total income tax expense recognized for stock-based compensation arrangements	$313	$350

Restricted Stock

Under the 2017 Plan, as described above, the Company awarded performance-based and service-based shares of restricted stock and restricted stock units to eligible employees and directors. The following table summarizes the activity under the 2017 Plan for the year ended January 31, 2023. This table reflects the amount of awards granted at the number of shares that would be vested if the Company were to achieve the maximum performance level under the April 2020, June 2021 and June 2022 grants.

	Performance- Based	Service-Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2022	232,838	14,970	247,808	$20.89
Awarded	36,475	56,065	92,539	$18.19
Vested	(141,833)	(30,370)	(172,203)	$10.33
Forfeited
Outstanding at January 31, 2023	127,480	40,665	168,145	$22.95

The actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a three year performance measurement period based on measures that include Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) margin, revenue growth, and free cash flow for the April 2020, June 2021 and June 2022 grants. The performance targets have been set for each of the Minimum, Target, and Maximum levels. The actual performance amount achieved is determined by the Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence, at the discretion of the Committee.

The compensation cost is based on the fair value at the grant date, is recognized over the requisite performance/service period using the straight-line method, and is periodically adjusted for the probable number of shares to be awarded. As of January 31, 2023, unrecognized stock-based compensation expense totaled $1.5 million pursuant to the 2017 Plan based on outstanding awards under the Plan. This expense is expected to be recognized over approximately two years.

Stock Repurchase Program

On February 17, 2021, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock. On July 6, 2021, the Board of Directors authorized an increase in the Company’s stock repurchase program under which the Company may repurchase up to an additional $5 million of its outstanding common stock. On April 7, 2022, the Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock, which became effective upon the completion of the prior share repurchase program. On December 1, 2022, the Board of Directors authorized an increase in the Company’s stock repurchase program, under which the Company may repurchase up to an additional $5 million of its outstanding common stock.

Shares repurchased in FY23 totaled 390,989 shares at a cost of $5.4 million, leaving $5.4 million remaining under the share repurchase program at January 31, 2023. The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

9. INCOME TAXES

                The provision for income taxes is based on the following pretax income (loss):

	Years Ended
	January 31,
Domestic and Foreign Pretax Income (Loss)	2023	2022
Domestic	$ 15,322	$1,519
Foreign	(9,851)	14,634
Total	$5,471	$16,153

	Years Ended
	January 31,
	2023	2022
Income Tax Expense (Benefit)
Current:
Federal	$2	($171)
State and other taxes	68	88
Foreign	3,450	4,205
Total Current Tax Expense	$3,520	$4,122
Deferred:
Domestic	($756)	$526
Foreign	834	133
Total Deferred Tax Expense	$78	$659
Total Income Taxes	$3,598	$4,781

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

	Years Ended January 31,
	2023	2022
Statutory rate	21.00%	21.00%
State Income Taxes, Net of Federal Tax Benefit	0.05%	(0.01)%
Adjustment to Deferred	13.54%	(0.26)%
GILTI	24.84%	4.11%
Foreign Tax Credit - GILTI	(14.86)%	-
Section 250 Deduction	(15.74)%	-
Permanent Differences	0.07%	(0.83)%
Valuation Allowance-Deferred Tax Asset	6.41%	4.81%
Foreign Tax Credit	(9.74)%	(7.34)%
Section 78 Gross-up	6.64%	-
Argentina Flow Through Loss	1.09%	1.36%
Foreign Dividend & Subpart F	-	(5.27)%
Withholding Taxes	36.55%	-
Foreign Rate Differential	2.11%	9.22%
Change in State Apportionment Rate	(1.38)%	3.52%
Foreign employee benefits	(3.58)%	-
Foreign Dividends Paid to U.S.	73.01%	-
Foregin Dividends Received Deduction	(73.01)%	-
Other	(1.25)%	(0.71)%
Effective Rate	65.74%	29.60%

The tax effects of temporary cumulative differences which give rise to deferred tax assets are summarized as follows:

	Years Ended January 31,
	2023	2022
Deferred tax assets:
Inventories	$1,147	$806
US tax loss carryforwards, including work opportunity credit	186	167
Accounts receivable and accrued rebates	278	145
Accrued compensation and other	123	211
India reserves - US deduction	22	32
Equity based compensation	1,178	807
Foreign tax credit carry-forward	3,123	3,209
State and local carry-forwards	18	16
Depreciation and amortization	(155)	(186)
Prepaid expenses	(175)	(219)
Brazil write-down	-	196
Right-of-use asset	(697)	(738)
Operating lease liability	732	762
Foreign carry-forwards	438	-
Withholding taxes	(769)	-
Other	107	93
Deferred tax asset	5,556	5,282
Less valuation allowance	(3,561)	(3,210)
Net deferred tax asset	$1,995	$2,072

	January 31,
Balance sheet classification	2023	2022
Long-term deferred tax asset	$2,764	$2,072
Long-term deferred tax liability	$769	-

The benefit relating to capital loss, operating loss, and credit carryforwards included in the above table at January 31, 2023, consisted of:

	Operating Loss	Benefit Amount	Valuation Allowance	Expiration Beginning In
State operating loss carryforwards	$19,564	$18	$(1)	2028
Foreign tax credit carryforwards		3,123	(3,123)	2024
Federal credit carryforwards		186	-	2035
Mexico operating loss carryforwards	1,457	437	(437)	2033
Total		$3,764	$(3,561)

Significant net operating loss carryforwards were generated in the state of Alabama prior to the change in apportionment factor in 2021 which decreased the amount of income to be apportioned to Alabama in the future and therefore decreasing carryforward benefit available related to state operating losses.

               Indefinite Reinvestment Assertion

We previously considered substantially all of the earnings in our non-U.S. subsidiaries to be indefinitely reinvested outside the U.S. and, accordingly, recorded no deferred income taxes on such earnings. At this time, the applicable provisions of the Tax Act have been fully analyzed and our intention with respect to unremitted foreign earnings is to continue to indefinitely reinvest outside the U.S. those earnings needed for working capital or additional foreign investment. During FY23 the Company changed its’ permanent reinvestment assertions for its Chinese operations due to increased volatility of the Chinese yuan and an updated evaluation of investment strategies. The Company’s plans are to repatriate a total of $20.0 million from China and recorded withholding taxes of $2.0 million which are included in income tax expense.  During FY23 the Company’s subsidiaries in Canada, China and Hong Kong declared and paid total dividends of $15.5 million of which $12.5 million came from China.

Income Tax Audits

The Company is subject to US federal income tax, as well as income tax in multiple US state and local jurisdictions and a number of foreign jurisdictions. Returns for the years since FY19 are still open based on statutes of limitation only.

Chinese tax authorities have performed limited reviews on all Chinese subsidiaries as of tax years 2008 through 2021 with no significant issues noted and we believe our tax positions are reasonably stated as of January 31, 2023. The 2022 tax review will be performed before May 31, 2023 in China.

Change in Valuation Allowance

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. The valuation allowance for the year ended January 31, 2023 and January 31, 2022 was $3.6 million and $3.2 million, respectively.

10. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share as follows:

	Years Ended January 31, (000’s except share information)
	2023	2022
Numerator – Net Income	$1,873	$11,372

Denominator for basic net income per share (weighted-average shares which reflect 1,330,694 and 939,705 treasury shares at January 31, 2023 and 2022, respectively)	7,562,187	7,900,131

Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	175,776	153,745
Denominator for diluted net income per share (adjusted weighted average shares)	7,737,963	8,053,876

Basic net income per share	$0.25	$1.44
Diluted net income per share	$0.24	$1.41

11. DERIVATIVE INSTRUMENTS AND FOREIGN CURRENCY EXPOSURE

The Company is exposed to foreign currency risk. Management has commenced a derivative instrument program to partially offset this risk by purchasing forward contracts to sell the Canadian Dollar and the Euro other than the cash flow hedge discussed below. Such contracts are largely timed to expire on the last day of the fiscal quarter, with a new contract purchased on the first day of the next quarter to match the Company's operating cycle. We designated the forward contracts as derivatives but not as hedging instruments, with loss and gain recognized in current earnings.

The Company accounts for its foreign exchange derivative instruments by recognizing all derivatives as either assets or liabilities at fair value, which may result in additional volatility in current period earnings or other comprehensive income, depending on whether the instrument was designated as a cash flow hedge, as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments.

We have one type of derivatives to manage the risk of foreign currency fluctuations. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contract derivatives, not designated as hedging instruments, were generally settled quarterly. Gain and loss on those forward contracts are included in current earnings. There were no outstanding forward contracts at January 31, 2023 or 2022.

12. COMMITMENTS AND CONTINGENCIES

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, which inherently involve an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

General litigation contingencies

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of January 31, 2023, to the best of the Company’s knowledge, there were no significant outstanding claims or litigation.

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

Lease cost

The components of lease expense are included on the consolidated statement of operations as follows (in 000’s):

	Classification	Year Ended January 31, 2023	Year Ended January 31, 2022
Operating lease cost	Cost of goods sold	$272	$656
	Operating expenses	$1,035	$908
Short-term lease cost		$169	$114

Weighted-average lease terms and discount rates are as follows:

	January 31, 2023	January 31, 2022
Weighted-average remaining lease term (years)
Operating leases	8.16	8.25

Weighted-average discount rate
Operating leases	5.25%	4.32%

Supplemental cash flow information related to leases were as follows (in 000’s):

Cash paid for amounts included in the measurement of lease liabilities:	Year Ended January 31, 2023	Year Ended January 31, 2022
Operating cash flows from operating leases	$1,436	$406
Leased assets obtained in exchange for new operating lease liabilities	$1,148	$3,368

Maturity of Lease Liabilities

Maturity of lease liabilities as of January 31, 2023 was as follows (in $000’s):

Year ending January 31,	Operating Leases

2024	$1,253
2025	626
2026	592
2027	577
2028	582
Thereafter	2,090
Total lease payments	5,720
Less: Interest	814
Present value of lease liability	$4,906

13. SEGMENT REPORTING

Domestic and international sales from continuing operations are as follows in millions of dollars:

	2023	2022
Domestic	$48.99	$47.61
International	63.86	70.78
Total	$112.85	$118.39

We manage our operations by evaluating each of our geographic locations. Our US operations include a facility in Alabama (primarily the distribution to customers of the bulk of our products and the light manufacturing of our chemical, wovens, reflective, and fire products). The Company also maintains one manufacturing company in China (primarily disposable and chemical suit production), a manufacturing facility in Mexico (primarily disposable, reflective, fire and chemical suit production), a manufacturing facility in Vietnam (primarily disposable production) and a small manufacturing facility in India. Our China facilities produce the majority of the Company’s products, and China generates a significant portion of the Company’s international revenues. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in the USA, Canada, Mexico, Europe, Latin America, India, Russia, Kazakhstan, and China, which sell and distribute products shipped from the United States, Mexico, India or China. The table below represents information about reported segments for the years noted therein:

	Year Ended January 31,
	2023	2022
	(in millions of dollars)
Net Sales
USA Operations (including Corporate)	$53.79	$51.44
Other foreign	9.52	9.73
Europe (UK)	8.33	10.31
Mexico	5.23	5.23
Asia	63.68	75.82
Canada	9.04	8.20
Latin America	10.87	11.80
Less intersegment sales	(47.61)	(54.14)
Consolidated sales	$112.85	$118.39
External Sales
USA Operations (including Corporate)	$48.99	$47.61
Other foreign	7.17	7.07
Europe (UK)	8.33	10.31
Mexico	3.73	4.06
Asia	24.75	29.80
Canada	9.04	8.20
Latin America	10.84	11.34
Consolidated external sales	$112.85	$118.39
Intersegment Sales
USA Operations (including Corporate)	$4.80	$3.83
Other foreign	2.35	2.66
Mexico	1.50	1.17
Asia	38.93	46.02
Canada	—	—
Latin America	0.03	0.46
Consolidated intersegment sales	$47.61	$54.14

	Year Ended January 31,
	2023	2022
	(in millions of dollars)
Operating Profit (Loss):
USA Operations (including Corporate)	$(6.42)	$(4.09)
Other foreign	0.43	1.84
Europe (UK)	(1.26)	1.18
Mexico	(1.44)	(1.01)
Asia	10.91	13.89
Canada	1.46	1.07
Latin America	1.93	2.35
Less intersegment (profit) loss	(0.07)	0.82
Consolidated operating profit	$5.54	$16.05
Depreciation and Amortization Expense:
USA Operations (including Corporate)	$0.61	$0.88
Other foreign	0.06	0.07
Europe (UK)	-	-
Mexico	0.19	0.20
Asia	0.50	0.58
Canada	0.10	0.11
Latin America	0.04	0.03
Less intersegment	-	-
Consolidated depreciation and amortization expense	$1.50	$1.87

	Year Ended January 31,
	2023	2022
	(in millions of dollars)
Total Assets:
USA Operations (including Corporate)	$94.05	$77.76
Other foreign	10.40	9.32
Europe (UK)	12.53	8.79
Mexico	5.51	5.24
Asia	55.77	66.97
Canada	5.97	4.99
Latin America	10.62	7.46
Less intersegment	(52.68)	(39.74)
Consolidated assets	$142.17	$140.79
Total Assets Less Intersegment:
USA Operations (including Corporate)	$64.33	$53.36
Other foreign	9.24	8.92
Europe (UK)	12.53	8.79
Mexico	5.32	5.06
Asia	35.64	52.26
Canada	5.81	4.99
Latin America	9.30	7.41
Consolidated assets	$142.17	$140.79
Property and Equipment:
USA Operations (including Corporate)	$3.28	$2.78
Other foreign	0.25	0.25
Europe (UK)	0.05	—
Mexico	2.01	2.15
Asia	2.39	2.42
Canada	0.85	0.95
Latin America	0.22	0.07
Less intersegment	0.09	0.09
Consolidated long-lived assets	$9.14	$8.71
Capital Expenditures:
USA Operations (including Corporate)	$1.21	$0.64
Other foreign	-	0.04
Europe (UK)	0.02	-
Mexico	0.02	0.03
Asia	0.54	0.06
Canada	-	0.03
Latin America	0.20	-
Consolidated capital expenditure	$1.99	$0.80

14. SUBSEQUENT EVENTS

The Company has reviewed and evaluated whether any material subsequent events have occurred from January 31, 2023 through the filing date of the Company’s Annual Report on Form 10-K. All appropriate subsequent event disclosures have been made in the consolidated financial statements. On March 3, 2023 the Company changed the benchmark interest rate in its credit facility from the LIBOR to the Secured Overnight Financing Rate (“SOFR”). On February 1, 2023, the Company announced that its Board of Directors declared a quarterly cash dividend as part of the initiation of a recurring quarterly dividend program. The initial quarterly dividend of $0.03 per share was paid on February 22, 2023, to stockholders of record as of February 15, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Commission’s (SEC) Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of January 31, 2023 was carried out by certain members of Company management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Due to a material weakness in internal control over financial reporting described below, management concluded the Company’s disclosure controls and procedures were not effective as of January 31, 2023.  Notwithstanding the existence of this material weakness, management believes the consolidated financial statements in this Annual Report on Form 10-K present, in all material respects, the Company’s financial condition as reported in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process, under the supervision of the CEO and CFO, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2023, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control – Integrated Framework. As a result of this assessment, management has concluded controls were not effective due to an identified material weakness in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified is disclosed below:

•

Foreign Subsidiary Currency Translation or Remeasurement. The Company did not design, implement, and/or consistently operate effective controls over its foreign subsidiary currency translation or remeasurement to ensure the foreign subsidiary’s account balances were accurately stated in the consolidated financial statements.

As a result of this material weakness, the Company’s management has concluded that, as of January 31, 2023, the Company’s internal control over financial reporting was not effective based on the criteria in the 2013 COSO Internal Control – Integrated Framework.

Management communicated the results of its assessment to the Audit Committee of the Board of Directors. The Company’s independent registered public accounting firm, Deloitte & Touche, LLP, has expressed an adverse opinion on the Company’s internal control over financial reporting as of January 31, 2023 in the audit report that appears in Item 8 of this Annual Report on Form 10-K.

Remediation Efforts

Management is committed to the remediation of the material weakness described above, as well as the continued improvement of the Company’s internal control over financial reporting. Management has identified, implemented, and continues to implement, the actions described below to remediate the underlying causes of the control deficiencies that gave rise to the material weakness. Until the remediation efforts described below (including any additional measures management identifies as necessary) are completed, the material weakness described above will continue to exist.

To address the material weakness associated with Foreign Subsidiary Currency Translation described above, management has completed, or is in the process of:

•

Enhancing the existing monthly financial statement management review by including a reconciliation of key account balances on the general ledger back to the originally reported balances from the foreign subsidiary sub-ledgers (translated to USD);

•	Reconfiguring the trial balance import process for its Argentina subsidiary to import and remeasure account balances in a manner consistent with other foreign subsidiaries; and

•	Developing enhancements to the foreign subsidiary financial reporting packages by specifically quantifying and reviewing the currency fluctuation impact to the overall financial statements.

While some of these measures have been completed as of the date of this report, management has not completed and tested all of the planned corrective processes, enhancements, procedures and related evaluation necessary to determine whether the material weakness has been fully remediated. Moreover, the corrective actions and controls need to be in operation for a sufficient period of time for management to conclude that the control environment is operating effectively and has been adequately tested by management. Accordingly, the material weakness has not been fully remediated as of the date of this report. As the Company continues its evaluation and remediation efforts, management may modify the actions described above or identify and take additional measures to address the control deficiencies. Management will continue to assess the effectiveness of remediation efforts in connection with its ongoing evaluation of internal control over financial reporting.

As permitted by SEC guidance, we currently exclude Eagle Technical Products Limited in our evaluation of internal control over financial reporting for the first year after the acquisition, as described below.

The Company acquired Eagle Technical Products Limited on December 2, 2022, which represented approximately 1% and 3% of the Company's net assets and total assets as of January 31, 2023 and 1% and 12% of total sales and net income, respectively, for the year ended January 31, 2023. As the Eagle Technical Products Limited acquisition was completed during the fourth quarter of fiscal 2023, the scope of the Company's fiscal 2023 assessment of the effectiveness of its internal control over financial reporting does not include the acquired Eagle Technical Products Limited business. This exclusion is pursuant to the SEC's general guidance that an assessment of a recently acquired business' internal control over financial reporting may be omitted from the scope of the Company's assessment of its internal control over financial reporting for twelve months following the date of acquisition.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended January 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2023, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2023. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2023, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2023. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2023.

Equity Compensation Plans

The following sets forth information relating to Lakeland’s equity compensation plans as of January 31, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1) (c)
Equity Compensation plans approved by security holders	225,970	$17.85	328,921
Equity compensation plans not approved by security holders	—	—	—
Total	225,970	$17.85	328,921

(1) The total reflected in column (c) includes shares available for grant as any type of equity award under our 2017 Equity Incentive Plan, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2023, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2023.

ITEM 14, PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2023, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2023.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

a.	(1)	Financial Statements - Covered by Report of Independent Registered Public Accounting Firm

	(A)	Consolidated Statements of Income for the years ended January 31, 2023 and 2022

	(B)	Consolidated Statements of Comprehensive Income for the years ended January 31, 2023 and 2022

	(C)	Consolidated Balance Sheets at January 31, 2023 and 2022

	(D)	Consolidated Statements of Stockholders’ Equity for the years ended January 31, 2023 and 2022

	(E)	Consolidated Statements of Cash Flows for the years ended January 31, 2023 and 2022

	(F)	Notes to Consolidated Financial Statements

 (4) Exhibits – See (b) below

  b.  Exhibits

Exhibit No.	Description

2.1

Agreement for the Sale and Purchase of the Issued Shares of Eagle Technical Products Limited, by and between Lakeland Global Safety, Ltd as Buyer and Longworth Limited as Seller, dated as of December 2, 2022.

3.1

Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc.’s Registration Statement on Form S-8 filed on September 3, 2021).

3.2	Amended and Restated Bylaws of Lakeland Industries Inc., (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 8-K filed April 28, 2017).
4.1	Description of Securities of the Registrant.
10.1	Employment Agreement dated February 11, 2021, between Allen E. Dillard and the Company (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed February 16, 2021).*
10.2	Employment Agreement dated January 27, 2020, between Charles D. Roberson and the Company (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed January 29, 2020).*
10.3	Form of Stock Option Certificate and Agreement (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 10-Q filed September 9, 2019).*
10.4	Lakeland Industries, Inc. Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed June 29, 2012).
10.5

Lease Agreement dated April 4, 2011, between Wallingfen Park Limited, as lessor, and Lakeland Industries Europe Limited, as lessee (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 10-Q for fiscal quarter ended April 30, 2015).

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

10.8

Standard Terms & Conditions dated May 15, 2018, for the debt provided by between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.6 of Lakeland Industries, Inc.’s Form 10-K filed April 16, 2019).

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

10.11

Warehouse Service for Fee Agreement dated February 10, 2016, between Safety Pro, LLC and Lakeland Industries, Inc. (incorporated by reference to Exhibit 10.55 of Lakeland Industries, Inc. Form 10-K filed April 21, 2016).

10.12

Shares Transfer Agreement, dated as of June 18, 2015, by and among Lakeland Industries, Inc., Brasil Industria E Comercio de Roupas E Equipamentos de Protecao Individual Ltda, Zap Comércio de Brindes Corporativos Ltda and Jack Nemer (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed June 25, 2015).

10.13

Lease Agreement dated December 1, 2018, between Tamash S.A., as lessor and Lakeland Argentina S.R.L, as lessee (incorporated by reference to Exhibit 10.20 of Lakeland Industries, Inc.’s Form 10-K filed April 16, 2019).

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
10.24

Investment Agreement, dated as of October 18, 2021, by and among Lakeland Industries, Inc., Inova Design Solutions LTD and the other parties thereto (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed on October 20, 2021)

10.25

Lease Agreement, by and between Morena de la Garza Gonzalez and Alejandro Mario Gonzalez Quezada and Lakeland Industries, Inc.(incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed August 17, 2022)

10.26

Continuing Guaranty, dated as of July 6, 2022, by Lakeland Industries, Inc. in favor of Morena de la Garza Gonzalez and Alejandro Mario Gonzalez Quezada (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed August 17, 2022)

10.27	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of Lakeland Industries, Inc.’s Form 10-Q filed September 8, 2022) *

10.28	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of Lakeland Industries, Inc.’s Form 10-Q filed September 8, 2022) *
10.29

Employment Agreement, dated January 30, 2023, by and between Lakeland Industries, Inc. and Roger D. Shannon (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed February 2, 2023) *

10.30	Employment Agreement, dated September 1, 2022, by and between Lakeland Industries, Inc. and Hui An*
14.1	Lakeland Industries, Inc. Code of Ethics, as amended on September 29, 2017 (incorporated by reference to Exhibit 14.1 of Lakeland Industries, Inc.’s Form 10-K filed April 16, 2019).
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

Migliara S.A. (Uruguay)

Lakeland Glove and Safety Apparel Private, Ltd. (Noida, India)

Lakeland India Private Limited, New Delhi, India)

RussIndProtection, Ltd. (Moscow, Russia)

Art Prom, LLC (Kazakhstan, Russia)

SpecProtect LLC (St. Petersburg, Russia)

Lakeland (Vietnam) Industries Co., Ltd. (Nam Dinh, Vietnam)

Lakeland Industries Australia Pty Ltd. (Mornington, Australia)

Eagle Technical Products Limited (Manchester, United Kingdom)

SALH1,Inc. (Delaware, United States)

SALH2, Inc. (Delaware, United States)

SAL Commercial Venture One, S.A. de C.V. (Monterrey, Mexico)

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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	Interactive Data Files for the Registrant’s Form 10-K for the period ended January 31, 2023, formatted in Inline XBRL.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

*Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

_________________SIGNATURES_________________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.

Dated: April 17, 2023	By:	/s/ Charles D. Roberson
Charles D. Roberson,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James Jenkins	Chairman of the Board	April 17, 2023
James Jenkins

/s/ Charles D. Roberson	Chief Executive Officer, President, Secretary and Director	April 17, 2023
Charles D. Roberson	(Principal Executive Officer)

/s/ Roger D. Shannon	Chief Financial Officer	April 17, 2023
Roger D. Shannon	(Principal Financial and Accounting Officer)

/s/ A. John Kreft	Director	April 17, 2023
A. John Kreft

/s/ Jeffrey Schlarbaum	Director	April 17, 2023
Jeffrey Schlarbaum

/s/ Thomas McAteer	Director	April 17, 2023
Thomas McAteer

/s/ Christopher J. Ryan	Director	April 17, 2023
Christopher J. Ryan

/s/ Nikki Hamblin	Director	April 17, 2023
Nikki Hamblin

