Form 10-Q
period 2023-04-30
LAKELAND INDUSTRIES INC
filed 2023-06-07
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2023
Common Stock, $0.01 par value per share	7,351,048 Shares

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

($000’s except for share and per share information)

	Three Months Ended April 30,
	2023	2022
Net sales	$28,700	$27,278
Cost of goods sold	16,256	16,222
Gross profit	12,444	11,056
Operating expenses	10,506	9,607
Operating profit	1,938	1,449
Other income (expense), net	(69)	(26)
Interest expense	(8)	(9)
Income before taxes	1,861	1,414
Income tax expense	541	285
Net income	1,320	1,129
Net income per common share:
Basic	$0.18	$0.15
Diluted	$0.18	$0.14
Weighted average common shares outstanding:
Basic	7,325,005	7,615,967
Diluted	7,502,863	7,798,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

3

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

($000’s)

	Three Months Ended April 30,
	2023	2022

Net income	$1,320	$1,129
Other comprehensive income (loss):
Foreign currency translation adjustments	(718)	(760)
Comprehensive income	$602	$369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(000’s except for share information)

ASSETS	April 30,	January 31,
	2023	2023
Current assets
Cash and cash equivalents	$26,021	$24,639
Accounts receivable, net of allowance for doubtful accounts of $890 and $800 at April 30, 2023 and January 31, 2023, respectively	16,856	17,296
Inventories	57,896	58,176
Prepaid VAT and other taxes	2,578	1,963
Income tax receivable and other current assets	4,591	2,908
Total current assets	107,942	104,982
Property and equipment, net	9,217	9,140
Operating leases right-of-use assets	5,269	5,472
Deferred tax assets	2,940	2,764
Other assets	107	100
Goodwill	8,473	8,473
Intangible assets, net	5,940	6,042
Investments	5,206	5,354
Total assets	$145,094	$142,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,297	$6,558
Accrued compensation and benefits	3,390	2,522
Other accrued expenses	4,526	4,068
Income tax payable	519	-
Short-term borrowings	115	405
Accrued earnout agreement	2,688	3,182
Current portion of operating lease liabilities	998	1,253
Total current liabilities	20,533	17,988
Deferred income taxes	769	769
Long-term portion of operating lease liabilities	3,654	3,580
Total liabilities	24,956	22,337
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	-	-
Common stock, $0.01 par; authorized 20,000,000 shares Issued 8,709,256 and 8,655,699; outstanding 7,355,748 and 7,325,005 at April 30, 2023 and January 31, 2023, respectively	87	87
Treasury stock, at cost; 1,353,508 and 1,330,694 shares at April 30, 2023 and January 31, 2023, respectively	(19,922)	(19,646)
Additional paid-in capital	78,543	78,475
Retained earnings	65,839	64,765
Accumulated other comprehensive loss	(4,409)	(3,691)
Total stockholders' equity	120,138	119,990
Total liabilities and stockholders' equity	$145,094	$142,327

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(000’s except for share information)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
		($000’s)		($000’s)	($000’s)	($000’s)	($000’s)	($000’s)

Balance, January 31, 2022	8,555,672	$86	(939,705)	$(14,206)	$77,826	$62,892	$(1,498)	$125,100
Net Income	—	—	—	—	—	1,129	—	1,129
Other comprehensive loss	—	—	—	—	—	—	(760)	(760)
Restricted stock issued	79,686	—	—	—	—	—	—	—
Restricted stock plan	—	—	—	—	407	—	—	407
Return of shares in lieu of payroll withholding	—	—	—	—	(678)	—	—	(678)
Treasury stock purchased	—	—	(25,017)	(406)	—	—	—	(406)
Balance, April 30, 2022	8,635,358	$86	(964,722)	$(14,612)	$77,555	$64,021	$(2,258)	$124,792

Balance, January 31, 2023	8,655,699	$87	(1,330,694)	$(19,646)	$78,475	$64,765	$(3,691)	$119,990
Net income	—	—	—	—	—	1,320	—	1,320
Other comprehensive loss	—	—	—	—	—	—	(718)	(718)
Dividends	—	—	—	—	—	(246)	—	(246)
Stock-based compensation:
Restricted stock issued	53,557	—	—	—	—	—	—	—
Restricted stock plan	—	—	—	—	407	—	—	407
Return of shares in lieu of payroll withholding	—	—	—	—	(339)	—	—	(339)
Treasury stock purchased	—	—	(22,814)	(276)	—	—	—	(276)
Balance, April 30, 2023	8,709,256	$87	(1,353,508)	$(19,922)	$78,543	$65,839	$(4,409)	$120,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($000’s)

	Three Months Ended April 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,320	$1,129
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (recovery of) doubtful accounts	90	(30)
Deferred income taxes	(176)	(424)
Depreciation and amortization	533	425
Stock based and restricted stock compensation	407	407
(Gain) loss on disposal of property and equipment	-	27
Equity in (earnings) loss of equity investment	147	27
Revaluation of earnout consideration	(493)	-
(Increase) decrease in operating assets
Accounts receivable	865	725
Inventories	178	(2,222)
Prepaid VAT and other taxes	(614)	23
Other current assets	(1,644)	(670)
Increase (decrease) in operating liabilities
Accounts payable	1,181	2,316
Accrued expenses and other liabilities	1,854	143
Operating lease liabilities	22	35
Net cash provided by operating activities	3,670	1,911
Cash flows from investing activities:
Purchases of property and equipment	(690)	(465)
Investments	-	(1,891)
Net cash (used in) investing activities:	(690)	(2,356)
Cash flows from financing activities:
Short-term borrowings (repayments)	(290)	-
Purchase of treasury stock under stock repurchase program	(276)	(406)
Dividends paid	(246)	-
Shares returned to pay employee taxes under restricted stock program	(339)	(678)
Net cash (used in) financing activities	(1,151)	(1,084)
Effect of exchange rate changes on cash and cash equivalents	(447)	(336)
Net increase (decrease) in cash and cash equivalents	1,382	(1,865)
Cash and cash equivalents at beginning of period	24,639	52,719
Cash and cash equivalents at end of period	$26,021	$50,854

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$9
Cash paid for taxes	$893	$1,098

Noncash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$91	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

1.  Business

Lakeland Industries, Inc. and Subsidiaries (“Lakeland,” the “Company,” “we,” “our” or “us”), a Delaware corporation organized in April 1986, manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a network of over 1,600 global safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell directly to a mixture of end users and to industrial distributors depending on the particular country and market. Sales are made to more than 50 countries, the majority of which were into China, countries within the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India, Middle East and countries within Southeast Asia.

2.Basis of Presentation

The condensed consolidated financial statements of the Company are unaudited. These condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company's results. Intercompany accounts and transactions have been eliminated. The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 31, 2024, or for any future period. The January 31, 2023, Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Balance Sheet, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of January 31, 2023 and 2022, and for each of the two years in the period ended January 31, 2023, included in our most recent annual report on Form 10-K filed on April 18, 2023.

In this Form 10-Q, (a) “FY” means fiscal year; thus for example, FY24 refers to the fiscal year ending January 31, 2024, (b) “Q” refers to quarter; thus, for example, Q1 FY24 refers to the first quarter of the fiscal year ending January 31, 2024, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet, and (d) “Statement of Operations” refers to the unaudited condensed consolidated statement of operations.

3.Investments and Acquisitions

Bodytrak

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

On April 28, 2022, the Company, under the terms of the Investment Agreement, acquired an additional 381,679 Series A1 Shares of Bodytrak for £1,500,000 ($1.9 million). On October 26, 2022, the Company acquired an additional 254,452 Series A Shares of Bodytrak for £1,000,000 ($1.2 million). After completion of the additional investments, the Company owns 22.5% of Bodytrak’s total share capital. The investment in Bodytrak is accounted for under the equity method, given our board representation and the resulting ability to exercise significant influence. A substantial portion of our investment represents differences in our investment and our share of the underlying recognized net assets of Bodytrak. These differences are predominately attributable to non-amortizing intangible assets, including internally developed intellectual property, of Bodytrak.

Bodytrak provides wearable monitoring solutions for customers in industrial health, safety, defense and first responder markets wanting to achieve better employee health and performance. Bodytrak’s solution is provided as a platform as a service (PaaS), delivering real-time data, cloud-based analytics, and hardware that includes a patented earpiece for physiological monitoring and audio communications.

The Company recognized losses of $0.1 million and $27,000 for the three months ended April 30, 2023 and 2022, respectively, as the Company’s share of Bodytrak’s net loss. The loss is reflected in other income (expense), net in the consolidated statements of operations.

On May 19, 2023, subsequent to quarter-end, the Company entered into an agreement with Bodytrak to provide an additional investment up to an aggregate of £1,500,000 ($1.9 million on the date of initial investment) in the form of a convertible loan.  An initial investment funding of £500,000 ($0.6 million on the date of investment) was made on May 19, 2023.  The loaned amounts (“Notes”) are due twenty-four months from the issue date, which can be extended upon mutual agreement. The notes bear interest at either an annual rate of 12% for cash interest or 15% for payment in kind interest on the outstanding notes, such rate being selected by Bodytrak.

The notes can be converted into equity shares of Bodytrak under a number of conditions, including a qualified equity financing as defined in the agreement, a change of control, an IPO, default or conversion at the discretion of the Company and upon the occurrence of the specified event.

Acquisition of Eagle

On December 2, 2022, the Company acquired 100% of Eagle Technical Products Limited’s (Eagle) common stock in an all-cash transaction valued at $10.5 million, net of net working capital acquired.

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

As part of the Eagle acquisition agreement, the Company agreed to pay an earnout payment equal to the amount by which Eagle’s revenue exceeds 6 million GBP for the period May 1, 2022 through April 30, 2023. The Company will also pay an earnout payment equal to the amount by which Eagle’s revenue exceeds 6.3 million GBP for the period May 1, 2023 through April 30, 2024. The estimated amount of the earnout payment developed using a Monte Carlo simulation, included in the preliminary valuation was $3.2 million.

Eagle did not reach the revenue threshold for the period May 1, 2022 through April 30, 2023 and will receive no payment for that period. Based on the revised forecast for the period May 1, 2023 through April 30, 2024, the estimated amount of the earnout payment developed using a Monte Carlo simulation is $2.7 million. The adjustment to the accrued earnout payment of $0.5 million was recorded in the quarter ended April 30, 2023 and reflected as a reduction in operating expenses.

Due to the timing of the completion of the acquisition, the purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding assets acquired and liabilities assumed, and revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals and valuations related to contingent consideration, inventory, contractual relationships and intangible assets. These changes to the purchase price allocation could be significant. The purchase price allocation will be finalized within the measurement period of up to one year from the acquisition date. There were no material changes to the valuation during the quarter ended April 30, 2023.

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

Pro forma combined financial information (Unaudited)

(in millions, except per share amount)	Quarter Ended April 30,
	2023	2022
Net sales	$28.7	$28.2
Net income	$1.3	$1.1
Basic earnings per share	$0.18	$0.15
Diluted earnings per share	$0.18	$0.15

The unaudited pro forma combined financial information is presented for information purposes only and is not intended to represent or be indicative of the combined results of operations or financial position that we would have reported had the acquisition been completed as of the date and for the periods presented and should not be taken as representative of our consolidated results of operations or financial condition following the acquisition. In addition, the unaudited pro forma combined financial information is not intended to project the future results of the combined company.

The unaudited pro forma combined financial information was prepared using the acquisition method of accounting under existing U.S. GAAP. The Company has been treated as the acquirer.

4.Inventories

Inventories consist of the following (in $000s):

	April 30, 2023	January 31, 2023

Raw materials	$29,473	$29,036
Work-in-process	992	952
Finished goods	32,378	32,855
Excess and obsolete adjustments	(4,947)	(4,668)
	$57,896	$58,176

5. Goodwill and Intangible Assets, Net

Changes in intangible assets, net, during the three months ended April 30, 2023, were as follows (in $000s):

Balance at February 1, 2023	$6,042
Amortization expense	(102)
Balance at April 30, 2023	$5,940

There were no material changes to goodwill during the quarter ended April 30, 2023.

6. Contract Advances

The Company receives advances under certain of its contracts for products sold by Eagle.  Those advances are considered contract liabilities with revenues recorded upon delivery of promised goods to customers.  These advances are included in Other Accrued Expenses on the Company’s consolidated balance sheet.  The following is a roll-forward of the advances from January 31, 2023 through April 30, 2023 (in $000s):

Contract liability – January 31, 2023	$1,627
Increases to contract liability	212
Decreases to contract liability	(500)
Contract liability – April 30, 2023	$1,339

7.Long-Term Debt

Revolving Credit Facility

On June 25, 2020, the Company entered into a Loan Agreement with Bank of America (“Lender”). The Loan Agreement, as amended to date (the “Loan Agreement”), provides the Company with a secured $25.0 million revolving credit facility, which includes a $5.0 million letter of credit sub-facility. The Company may request from time to time an increase in the revolving credit loan commitment of up to $5.0 million (for a total commitment of up to $30.0 million). Borrowing pursuant to the revolving credit facility is subject to a borrowing base amount calculated as (a) 80% of eligible accounts receivable, as defined, plus (b) 50% of the value of acceptable inventory, as defined, minus (c) certain reserves as the Lender may establish for the amount of estimated exposure, as reasonably determined by the Lender from time to time, under certain interest rate swap contracts. The borrowing base limitation only applies during periods when the Company’s quarterly funded debt to EBITDA ratio, as defined, exceeds 2.00 to 1.00. The Loan Agreement permits, without the prior consent of the Lender, acquisitions of a business or its assets by the Company or its subsidiaries if there is no default under the Loan Agreement and the aggregate consideration does not exceed $7.5 million for any individual acquisition or $15.0 million on a cumulative basis for all such acquisitions. On March 3, 2023 the Company changed the benchmark interest rate in the credit facility from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The credit facility will mature on June 25, 2025.

As of April 30, 2023, the Company had no borrowings outstanding on the letter of credit sub-facility and no borrowings outstanding under the revolving credit facility.

Borrowings in UK

There were $0.1 and $0.4 million in borrowings outstanding under the Company’s credit facility with HSBC Bank at April 30, 2023 and January 31, 2023.

8.Concentration of Risk

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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC (UK); Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, and JSC Bank Centercredit in Kazakhstan. The Company monitors its financial depositories by their credit rating which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There was approximately $0.9 million total included in the U.S. bank accounts and approximately $25.1 million total in foreign bank accounts as of April 30, 2023, of which $25.3 million was uninsured.

Major Customer

No customer accounted for more than 10% of net sales during the three-month periods ended April 30, 2023 and 2022.

Major Supplier

No vendor accounted for more than 10% of purchases during the three-month periods ended April 30, 2023 and 2022.

9.Stockholders’ Equity

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

The Company recognized total stock-based compensation costs, which are reflected in operating expenses (in $000’s):

	Three Months Ended April 30,
	2023	2022
2017 Plan:
Total restricted stock and stock option programs	$407	$407
Total income tax expense recognized for stock-based compensation arrangements	$85	$85

Restricted Stock and Restricted Stock Units

Under the 2017 Plan, as described above, the Company awarded performance-based and service-based shares of restricted stock and restricted stock units to eligible employees and directors. The following table summarizes the activity under the 2017 Plan for the three months ended April 30, 2023 and 2022. This table reflects the amount of awards granted at the number of shares that would be vested if the Company were to achieve the maximum performance level under the June 2021, April 2022, June 2022 and April 2023 grants.

	Performance- Based	Service-Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2023	127,480	40,665	168,145	$22.95
Awarded	64,953	63,302	128,255	$14.50
Vested	(71,202)	(8,931)	(80,133)
Forfeited	(24,031)	(14,379)	(38,410)
Outstanding at April 30, 2023	97,200	80,657	177,858	$16.38

	Performance- Based	Service-Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2022	232,838	14,970	247,808	$20.89
Awarded	26,794	26,793	53,587	$18.75
Vested	(119,164)	-	(119,164)
Forfeited	----	-	-
Outstanding at April 30, 2022	140,468	41,763	182,231	$17.63

The actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a three-year performance measurement period based in part on measures that include Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) margin, revenue growth, and free cash flow for the June 2021 grants and revenue growth and EBITDA margin for the April 2022 and June 2022 grants and revenue growth, EBITDA margin and return on invested capital for the April 2023 grants. The performance targets have been set for each of the Minimum, Target, and Maximum levels. The actual performance amount achieved is determined by the Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence, at the discretion of the Committee.

The compensation cost is based on the fair value at the grant date, recognized over the requisite performance/service period using the straight-line method, and periodically adjusted for the probable number of shares to be awarded.  As of April 30, 2023, unrecognized stock-based compensation expense totaled $2.1 million pursuant to the 2017 Plan based on outstanding awards under the 2017 Plan.  This expense is expected to be recognized over approximately two years.

Stock Repurchase Program

On February 17, 2021, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock. On July 6, 2021, the Board of Directors authorized an increase in the Company’s stock repurchase program of up to an additional $5 million of its outstanding common stock.  On April 7, 2022, the Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock, which became effective upon the completion of the prior share repurchase program.  On December 1, 2022, the Board of Directors authorized an increase in the Company’s stock repurchase program, under which the Company may repurchase up to an additional $5 million of its outstanding common stock.

Shares repurchased during the three months ended April 30, 2023 totaled 22,814 shares at a cost of $0.3 million, leaving $5.1 million remaining under the share repurchase program at April 30, 2023.  The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

10.Income Taxes

The Company’s provision for income taxes for the three months ended April 30, 2023 and 2022 is based on the estimated annual effective tax rate, in addition to discrete items.

The Company's effective tax rate for the first quarter of FY24 was 29.1%, which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and the Global Intangible Low-Taxed Income (“GILTI”).

The Company's effective tax rate for the first quarter of FY23 was 20.2%. The Company recorded deferred tax benefits of $0.2 million related to accruals for China social taxes based on our evaluation of the deductibility of these items. Excluding this discrete benefit the effective rate was 32.9% which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and GILTI.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. The valuation allowance was $3.6 million at April 30, 2023 and January 31, 2023, respectively.

11.Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share as follows (in $000s except per share amounts):

	Three Months Ended April 30,
	2023	2022
Numerator:
Net income	$1,320	$1,129
Denominator:
Denominator for basic net income per share (weighted-average shares which exclude shares in the treasury, 1,353,508 and 964,722 at April 30, 2023 and 2022, respectively	7,325,005	7,615,967
Effect of dilutive securities from restricted stock plan	177,858	182,231
Denominator for diluted net income per share (adjusted weighted average shares)	7,502,863	7,798,198
Basic net income per share	$0.18	$0.15
Diluted net income per share	$0.18	$0.14

12.Contingencies

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

General litigation contingencies

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of April 30, 2023, to the best of the Company’s knowledge, there were no significant outstanding claims or litigation.

13.Segment Reporting

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

The table below represents information about reported segments for the three-month periods noted therein:

	Three Months Ended April 30,
	(in millions of dollars)
	2023	2022
Net Sales:
USA Operations (including Corporate)	$13.61	$12.24
Other foreign	3.08	2.20
Europe (UK)	4.02	1.98
Mexico	1.24	1.24
Asia	11.12	14.66
Canada	2.53	2.28
Latin America	3.18	1.90
Less intersegment sales	(10.08)	(9.22)
Consolidated sales	$28.70	$27.28
External Sales:
USA Operations (including Corporate)	$12.27	$11.23
Other foreign	2.27	1.81
Europe (UK)	4.02	1.98
Mexico	0.80	0.84
Asia	3.67	7.24
Canada	2.53	2.28
Latin America	3.14	1.90
Consolidated external sales	$28.70	$27.28

Intersegment Sales:
USA Operations (including Corporate)	$1.34	$1.01
Other foreign	0.82	0.39
Mexico	0.44	0.40
Asia	7.44	7.42
Latin America	0.04	-
Consolidated intersegment sales	$10.08	$9.22

	Three Months Ended April 30,
	(in millions of dollars)
	2023	2022
Operating Profit (Loss):
USA Operations (including Corporate)	$(1.82)	$(2.06)
Other foreign	0.66	0.21
Europe (UK)	0.21	(0.26)
Mexico	(0.39)	(0.54)
Asia	0.85	2.56
Canada	0.45	0.63
Latin America	0.88	0.30
Intersegment profit (loss)	1.10	0.61
Consolidated operating profit	$1.94	$1.45

	April 30, 2023	January 31, 2023
	(in millions of dollars)
Total Assets:
USA Operations (including Corporate)	$66.88	$52.34
Other foreign	9.55	9.20
Europe (UK)	11.49	8.01
Mexico	5.83	4.65
Asia	35.92	54.84
Canada	6.11	6.15
Latin America	9.31	7.45
Consolidated assets	$145.09	$142.64

The table below presents external sales by product line:

	Three Months Ended April 30, (in millions of dollars)
	2023	2022
External Sales by product lines:
Disposables	$12.36	$14.50
Chemical	5.46	5.11
Fire	5.47	2.69
Gloves	0.71	0.54
High Visibility	1.15	1.60
High Performance Wear	1.26	1.37
Wovens	2.29	1.47
Consolidated external sales	$28.70	$27.28

14.Subsequent Events

Convertible Loan Investment in Bodytrak

On May 19, 2023, the Company entered into an agreement with Bodytrak to provide an additional investment up to an aggregate of £1,500,000 ($1.9 million, on the date of initial investment) in the form of a convertible loan. An initial investment funding of £500,000 ($0.6 million on the date of investment) was made on May 19, 2023. The loaned amounts (“notes”) are due twenty-four months from the issue date which can be extended upon mutual agreement. The notes bear interest at either an annual rate of 12% for cash interest or 15% for payment in kind interest on the outstanding notes such rate being selected by Bodytrak.

The notes can be converted into equity shares of Bodytrak under a number of conditions, including a qualified equity financing as defined in the agreement, a change of control, an IPO, default or conversion at the discretion of the Company and upon the occurrence of the specified event.

Second Quarter Dividend

On May 1, 2023, the Company’s Board of Directors declared a quarterly cash dividend. The quarterly dividend of $0.03 per share or approximately $0.2 million, was paid on May 22, 2023, to stockholders of record as of May 15, 2023.

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

The forward-looking statements in this Form 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements.  Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	we are subject to risk as a result of our international manufacturing operations and are subject to the risk of doing business in foreign countries, particularly in China and Vietnam, which could affect our ability to manufacture or sell our products, obtain products from foreign suppliers or control the costs of our products;
•

we identified a material weakness in our internal control over accounting for foreign currency exchange and foreign currency translation and remeasurement related to our international subsidiaries that could adversely affect our results of operations, our stock price and investor confidence in our Company;

•	a terrorist attack, other geopolitical crisis, or widespread outbreak of an illness or other health issue, such as the COVID-19 pandemic, could negatively impact our domestic and/or international operations;
•	our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates;
•	the implementation of our Enterprise Resource Planning ("ERP") system had, and may in the future as we implement ERP into foreign operations have, an adverse effect on operating results;
•	we have manufacturing and other operations in China which may be adversely affected by tariff wars and other trade maneuvers;
•	our results of operations may vary widely from quarter to quarter;
•	disruption in our supply chain, manufacturing or distribution operations could adversely affect our business;
•	climate change and other sustainability matters may adversely affect our business and operations;
•	some of our sales are to foreign buyers, which exposes us to additional risks;
•	we deal in countries where corruption is an obstacle;
•	we are exposed to U.S. and foreign tax risks;
•	because we do not have long-term commitments from many of our customers, we must estimate customer demand, and errors in our estimates could negatively impact our inventory levels and net sales;
•	we face competition from other companies, a number of which have substantially greater resources than we do;
•	our operations are substantially dependent upon key personnel;
•	cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and results of operations;
•	we may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims;
•	environmental laws and regulations may subject us to significant liabilities;
•	provisions in our restated certificate of incorporation and by-laws and Delaware law could make a merger, tender offer or proxy contest difficult;
•	we may not achieve the expected benefits from strategic acquisitions, investments, joint ventures, capital investments and other corporate transactions that we have pursued or may pursue;
•	we may need additional funds, and if we are unable to obtain these funds, we may not be able to expand or operate our business as planned;
•	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations;
•	rapid technological change could negatively affect sales of our products, inventory levels and our performance; and,
•	the other factors referenced in this Form 10-Q, including, without limitation, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2023 Form 10-K.

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements which are based on current expectations. Furthermore, forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements after the date of this Form 10-Q, whether as a result of new information, future events or otherwise, except as may be required by law.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. We qualify any and all of our forward-looking statements entirely by these cautionary factors.

Business Overview

We manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a network of over 1,600 global safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mixture of end users directly and to industrial distributors depending on the particular country and market. In addition to the United States, sales are made to more than 50 foreign countries, the majority of which were in China, the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India, Middle East and Southeast Asia.

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor-intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. During Q1 FY24, the Company was impacted by tariff costs on certain products imported from China. The Company has been able to pass along a portion of these costs to its customers.  We added manufacturing operations in Vietnam and India to offset increasing manufacturing costs in China and further diversify our manufacturing capabilities. Our China operations will continue primarily manufacturing for the Chinese market and other markets where duty advantages exist. The Company is adding a new manufacturing facility in Monterrey, Mexico that we expect to be operational in the second half of FY 24.  This new capacity will help shorten delivery times for the North American markets.  Manufacturing expansion is not only necessary to control rising costs, but  also for Lakeland to achieve its growth objectives.

On December 2, 2022, the Company acquired UK-based Eagle Technical Products Limited (“Eagle”) in an all-cash transaction valued at approximately $10.5 million, subject to post-closing adjustments and potential future earnout payments. The acquisition enhances Lakeland’s product portfolio, particularly within fire service protective clothing and expands its sales presence in the Middle East and Europe.

Our net sales attributable to customers outside the United States were $16.4 million and $16.0 million for the three months ended April 30, 2023 and 2022, respectively.

We are continually monitoring the potential financial impact of the Russian invasion of Ukraine on our operations.  For the three months ended April 30, 2023, sales in Russia were approximately 4.4% of our consolidated sales and sales into Ukraine were not significant. We do not have any capital assets in Russia.

Results of Operations

Three Months ended April 30, 2023, Compared to the Three Months Ended April 30, 2022

Net Sales. Net sales were $28.7 million for the three months ended April 30, 2023, an increase of $1.4 million or 5.2% compared to $27.3 million for the three months ended April 30, 2022.  Sales of our Fire product line increased $2.8 million due to $2.0 million in sales from Eagle and $.8 million growth in the product line.  We also saw strength in the Woven product line with an increase of $0.8 million, primarily in the international market.  The increases were partially offset by $2.2 million in reduced sales in our Disposable product line, primarily in China as the impact of COVID-19 lockdowns waned early in the prior fiscal year and other challenges in our Asian markets. Foreign exchange currency translations negatively impacted sales by approximately $0.3 million in the first quarter of fiscal year 2024 due primarily to the strengthening of the U.S. dollar against the Chinese yuan, compared to negative impact of $0.3 million in the prior year period.

Gross Profit. Gross profit for the three months ended April 30, 2023 was $12.4 million, an increase of $1.3 million, or 12.6%, compared to $11.1 million for the three months ended April 30, 2022. Gross profit as a percentage of net sales increased to 43.4% for the three-month period ended April 30, 2023, from 40.5% for the three months ended April 30, 2022. Gross profit performance improved in the three months ended April 30, 2023 due to a better product mix with the reduction in Disposable sales and increases in our higher - value products lines and a continued focus on cost savings.  Freight costs declined significantly compared to the prior year, further improving margins.

Operating Expense.  Operating expenses increased by $0.9 million, or 9.3%, from $9.6 million for the three months ended April 30, 2022 to $10.5 million for the three months ended April 30, 2023. This increase is attributable to increases in severance expenses and currency fluctuations, travel and trade show expenses, and professional fees.  Currency fluctuations accounted for $0.3 million of the increases due primarily to the fluctuation in the Argentine peso.  During the quarter ended April 30, 2023, the Company evaluated the earnout consideration accrual related to the Eagle acquisition and reduced the accrual by $0.5 million, which was recorded as a reduction in operating expenses.  Operating expenses as a percentage of net sales was 36.6% for the three months ended April 30, 2023, up from 35.2% for the three months ended April 30, 2022, primarily due to the factors noted above.

Operating Profit. Operating profit increased to $1.9 million for the three months ended April 30, 2023 from $1.4 million for the three months ended April 30, 2022, due to the impacts detailed above. Operating margins were 6.8% for the three months ended April 30, 2023, as compared to 5.3% for the three months ended April 30, 2022.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $0.5 million for the three months ended April 30, 2023, compared to $0.3 million for the three months ended April 30, 2022. The increase is due to the increase in pre-tax income. The Company's effective tax rate for the first quarter of FY24 was 29.1%, which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and GILTI.  The Company's effective tax rate for the first quarter of FY23 was 20.2%.  The Company recorded deferred tax benefits of $0.2 million related to accruals for China social taxes based on our evaluation of the deductibility of these items.  Excluding this discrete benefit, the effective rate was 32.9% which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and GILTI.

Net Income. Net income increased by $0.2 million to $1.3 million for the three months ended April 30, 2023 from $1.1 million for the three months ended April 30, 2022.

Significant Balance Sheet Fluctuation April 30, 2023, Compared to January 31, 2023

Cash increased by $1.4 million due to cash provided by operating activities of $3.7 million for the three months ended April 30, 2023, primarily due to net income of $1.3 million, non-cash activity of $0.5 million for depreciation and amortization, stock compensation, equity in loss of equity investment and revaluation of the Eagle acquisition earnout accrual, and a net reduction in working capital of $1.8 million due to collection of accounts receivable, increases in accounts payable and customer advances offset by increases in prepayments for inventory and other prepaid expenses.

Capital expenditures were $0.7 million for the three months ended April 30, 2023, primarily for capital equipment for the Company’s new manufacturing facility in Monterrey, Mexico, that is scheduled to open in the second half of the current year.

Net cash used in financing activities was $1.2 million for the three months ended April 30, 2023, due to $0.3 million in shares repurchased, dividends of $0.2 million, repayment of short-term borrowings of $0.2 million and $0.3 million in shares returned to pay income taxes on shares vested under our equity compensation program.

Liquidity and Capital Resources

At April 30, 2023, cash and cash equivalents were approximately $26.0 million, and working capital was approximately $87.5 million. Cash and cash equivalents increased $1.4 million, and working capital increased $0.5 million from January 31, 2023 due to the balance sheet fluctuations described above.

Of the Company’s total cash and cash equivalents of $26.0 million as of April 30, 2023, cash held in Latin America of $2.6 million, cash held in the UK of $2.6 million, cash held in Russia and Kazakhstan of $1.1 million, , cash held in India of $0.8 million, cash held in Vietnam of $0.5 million, and cash held in Hong Kong of $0.1 million would not be subject to additional US tax in the event such cash was repatriated due to the change in the US tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). When the Company repatriates cash from China, of the $15.5 million balance at April 30, 2023, there could be an additional 10% withholding tax incurred in that country. The Company expects to repatriate cash from China during FY 24 and in anticipation of doing so, has accrued withholding tax expense of $0.8 million as of April 30, 2023.

Net cash provided by operating activities of $3.7 million for the three months ended April 30, 2023 was primarily due to an increase in current liabilities of $3.0 million, net income of $1.3 million, non-cash expenses of $0.5 million for deferred taxes, depreciation and amortization, stock compensation, equity in loss of equity investment and revaluation of the Eagle acquisition earnout accrual, partially offset by an increase in current assets of $1.2 million.  Net cash used in investing activities of $0.7 million for the three months ended April 30, 2023 reflects capital purchases for the new manufacturing facility in Monterrey, Mexico scheduled to open in the second half of this year. Net cash used in financing activities was $1.2 million for the three months ended April 30, 2023, due to $0.3 million in shares repurchased, dividends of $0.2 million, repayment of short-term borrowings of $0.2 million  and $0.3 million in shares returned to pay income taxes on shares vested under our equity compensation program.

On December 2, 2022, the Company acquired Eagle in an all-cash transaction valued at approximately $10.5 million, subject to post-closing adjustments and potential future earnout payments. The acquisition enhances Lakeland’s product portfolio, particularly within fire service protective clothing and expands its sales presence in the Middle East and Europe.

We believe our current cash, cash equivalents, borrowing capacity under our Loan Agreement, and the cash to be generated from expected product sales will be sufficient to meet our projected operating and investing requirements (including planned capital expenditures) for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect.

On June 25, 2020, we entered into a Loan Agreement with Bank of America (“Lender”). The Loan Agreement, as amended to date  (the “Loan Agreement”), provides the Company with a secured $25.0 million revolving credit facility, which includes a $5.0 million letter of credit sub-facility. The Company may request from time to time an increase in the revolving credit loan commitment of up to $5.0 million (for a total commitment of up to $30.0 million). Borrowing pursuant to the revolving credit facility is subject to a borrowing base amount calculated as (a) 80% of eligible accounts receivable, as defined, plus (b) 50% of the value of acceptable inventory, as defined, minus (c) certain reserves as the Lender may establish for the amount of estimated exposure, as reasonably determined by the Lender from time to time, under certain interest rate swap contracts. The borrowing base limitation only applies during periods when the Company’s quarterly funded debt to EBITDA ratio, as defined, exceeds 2.00 to 1.00. The Loan Agreement permits, without the prior consent of the Lender, acquisitions of a business or its assets by the Company or its subsidiaries if there is no default under the Loan Agreement and the aggregate consideration does not exceed $7.5 million for any individual acquisition or $15.0 million on a cumulative basis for all such acquisitions. The credit facility will mature on June 25, 2025.

Per the terms of the Loan Agreement, borrowings under the revolving credit facility bear interest at a rate per annum equal to the sum of the one-month LIBOR Daily Floating Rate (“LIBOR”) plus 125 basis points. LIBOR is subject to a floor of 100 basis points. On March 3, 2023, the Company changed the benchmark interest rate in our credit facility from LIBOR to the Secured Overnight Financing Rate (“SOFR”). All outstanding principal and unpaid accrued interest under the revolving credit facility is due and payable on the maturity date. On a one-time basis, and subject to there not existing an event of default, the Company may elect to convert up to $5.0 million of the then outstanding principal of the revolving credit facility to a term loan facility with an assumed amortization of 15 years and the same interest rate and maturity date as the revolving credit facility. The Loan Agreement provides for an annual unused line of credit commitment fee, payable quarterly, of 0.25%, based on the difference between the total credit line commitment and the average daily amount of credit outstanding under the facility during the preceding quarter.

The Loan Agreement requires the Company to maintain a Funded Debt to EBITDA (as each such term is defined in the Loan Agreement) ratio of 3.0 to 1.0 or less and a Basic Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of at least 1.15 to 1.0. The Loan Agreement also contains customary covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, pay dividends, or merge, consolidate or sell or otherwise transfer assets.  The Company was in compliance with all of its debt covenants as of April 30, 2023.

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

Shares repurchased in the three months ended April 30, 2023 totaled 22,814 shares at a cost of $0.3 million, leaving $5.1 million remaining under the share repurchase program at April 30, 2023.  The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

On February 1, 2023, the Board of Directors declared a quarterly cash dividend as part of initiating a recurring quarterly dividend program. The initial quarterly dividend of $0.03 per share was paid on February 22, 2023, to stockholders of record as of February 15, 2023.

On May 1, 2023, the Board of Directors declared a quarterly cash dividend. The quarterly dividend of $0.03 per share was paid on May 22, 2023, to stockholders of record as of May 15, 2023.

Capital Expenditures. Our capital expenditures for the three months ended April 30, 2023 of $0.7 million principally relate to capital purchases for our new manufacturing facilities in Monterrey, Mexico, scheduled to open in the second half of this fiscal year.  We anticipate FY24 capital expenditures to be approximately $3.0 million as we invest in strategic capacity expansion and replace existing equipment in the normal course of operations.  We expect to fund the capital expenditures from our cash flow from operations.  The Company may also expend funds in connection with potential acquisitions.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our fiscal year 2023 Form 10-K. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult, or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2023 Form 10-K. There have been no significant changes in the application of our critical accounting policies during the three months ended April 30, 2023.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item, and therefore, no disclosure is required under Item 3 for the Company.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of April 30, 2023. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of April  30, 2023, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weakness described below, management has concluded that the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with U.S. generally accepted accounting principles.

Material Weakness in Internal Control over Financial Reporting

As previously disclosed in our 2023 Form 10-K, management identified certain deficiencies in the Company’s internal control over financial reporting that aggregated to a material weakness related to its foreign subsidiary currency translation or remeasurement to ensure the foreign subsidiary’s account balances were accurately stated in the consolidated financial statements.

Management’s Remediation Plan and Status

In response to the material weakness, management has taken the following actions:

•	Enhanced the existing monthly financial statement management review by including a reconciliation of key account balances on the general ledger back to the originally reported balances from the foreign subsidiary sub-ledgers (translated to USD);

•	Reconfigured the trial balance import process for its Argentina subsidiary to import and remeasure account balances in a manner consistent with other foreign subsidiaries; and

•	Developed enhancements to the foreign subsidiary financial reporting packages by specifically quantifying and reviewing the currency fluctuation impact on the overall financial statements.

While we have taken steps to substantially remediate the identified material weakness and will continue to complete the remediation process as quickly as possible, we cannot at this time estimate how long it will take to remediate this material weakness. The material weakness will not be considered remediated until the controls are designed, implemented, and operate for a sufficient period of time and management has concluded, through independent testing, that these controls are operating effectively. As management continues to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting, we may take additional measures to address these control deficiencies or modify certain remediation measures described above.

Changes in Internal Control Over Financial Reporting

Other than continuing to make progress on the ongoing remediation efforts described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2023 that materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 17, 2021, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock. On July 6, 2021, the Board of Directors authorized an increase in the Company’s then-current stock repurchase program under which the Company may repurchase up to an additional $5 million of its outstanding common stock (the “Prior Share Repurchase Program”).  On April 7, 2022, the Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock (the “New Share Repurchase Program”). The New Share Repurchase Program became effective upon the completion of the Prior Share Repurchase Program.  The New Share Repurchase Program has no expiration date but may be terminated by the Board of Directors at any time.  On December 1, 2022, the Board of Directors authorized an increase in the New Share Repurchase Program under which the Company may repurchase up to an additional $5 million of its outstanding common stock.

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

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock during the first quarter of fiscal 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Programs (2)
February 1 – February 28	—	$—	—	$5,363,998
March 1 – March 31	—	$—	—	$5,363,998
April 1 – April 30	49,391	$12.09	22,814	$5,087,542
Total	49,391	$12.09	22,814	$5,087,542

(1)	Includes withholding of 26,577 restricted shares to cover taxes on vested restricted shares during the first quarter of FY24.

(2)	Represents the amount remaining under our share repurchase program as of April 30, 2023.

Item 6. Exhibits:

Exhibits:

* Filed herewith

† Furnished herewith

3.1

Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended  (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc.’s Registration Statement on Form S-8 filed on September 3, 2021)

3.2	Amended and Restated Bylaws of Lakeland Industries Inc. (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 8-K filed April 28, 2017)
10.1*	General Release and Severance Agreement, by and between Lakeland Industries, Inc. and Allen E. Dillard
10.2*	Debt Purchase Facility Agreement, dated as of April 6, 2021, between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited
10.3*	Amendment to Agreement for Purchase of Debts, dated effectively as of March 3, 2022, between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934
32.1†	Certification of Chief Executive Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended April 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations,  (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND INDUSTRIES, INC. (Registrant)

Date: June 7, 2023	/s/ Charles D. Roberson
Charles D. Roberson, Chief Executive Officer, President and Secretary (Principal Executive Officer and Authorized Signatory)

Date: June 7, 2023	/s/ Roger D. Shannon
Roger D. Shannon, Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

