Form 10-Q
period 2023-07-31
LAKELAND INDUSTRIES INC
filed 2023-09-06
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒
Non accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐     No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2023
Common Stock, $0.01 par value per share	7,364,757 Shares

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

($000’s except for share and per share information)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net sales	$33,071	$28,184	$61,771	$55,462
Cost of goods sold	18,888	16,557	35,144	32,779
Gross profit	14,183	11,627	26,627	22,683
Operating expenses	10,453	9,832	20,959	19,440
Operating profit	3,730	1,795	5,668	3,243
Other income (expense), net	(65)	(42)	(134)	(67)
Interest expense	(1)	(13)	(9)	(22)
Income before taxes	3,664	1,740	5,525	3,154
Income tax expense	1,199	2,610	1,740	2,895
Net income (loss)	$2,465	$(870)	$3,785	$259
Net income (loss) per common share:
Basic	$0.33	$(0.11)	$0.52	$0.03
Diluted	$0.32	$(0.11)	$0.50	$0.03
Weighted average common shares outstanding:
Basic	7,409,305	7,670,636	7,340,914	7,656,470
Diluted	7,591,786	7,670,636	7,523,395	7,841,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

($000’s)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

Net income (loss)	$2,465	($870)	$3,785	$259
Other comprehensive income (loss):
Foreign currency translation adjustments	(909)	(412)	(1,627)	(1,172)
Comprehensive income (loss)	$1,556	$(1,282)	$2,158	$(913)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(000’s except for share information)

ASSETS	July 31,	January 31,
	2023	2023
Current assets
Cash and cash equivalents	$24,306	$24,639
Accounts receivable, net of allowance for doubtful accounts of $938 and $800 at July 31, 2023 and January 31, 2023, respectively	17,680	17,296
Inventories	57,368	58,176
Prepaid VAT and other taxes	2,523	1,963
Income tax receivable and other current assets	4,454	2,908
Total current assets	106,331	104,982
Property and equipment, net	9,131	9,140
Operating leases right-of-use assets	9,086	5,472
Deferred tax assets	2,762	2,764
Other assets	115	100
Goodwill	8,473	8,473
Intangible assets, net	5,838	6,042
Investments	5,699	5,354
Total assets	$147,435	$142,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,376	$6,558
Accrued compensation and benefits	3,173	2,522
Other accrued expenses	2,857	4,068
Income tax payable	696	—
Short-term borrowings	—	405
Accrued earnout agreement	2,004	3,182
Current portion of operating lease liabilities	1,538	1,253
Total current liabilities	18,644	17,988
Deferred income taxes	474	769
Long-term portion of operating lease liabilities	6,932	3,580
Total liabilities	26,050	22,337
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $0.01 par; authorized 20,000,000 shares Issued 8,721,232 and 8,655,699; outstanding 7,363,024 and 7,325,005 at July 31, 2023 and January 31, 2023, respectively	87	87
Treasury stock, at cost; 1,358,208 and 1,330,694 shares at July 31, 2023 and January 31, 2023, respectively	(19,979)	(19,646)
Additional paid-in capital	78,511	78,475
Retained earnings	68,084	64,765
Accumulated other comprehensive loss	(5,318)	(3,691)
Total stockholders’ equity	121,385	119,990
Total liabilities and stockholders’ equity	$147,435	$142,327

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(000’s except for share information)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
		($000’s)		($000’s)	($000’s)	($000’s)	($000’s)	($000’s)

Balance, January 31, 2022	8,555,672	$86	(939,705)	$(14,206)	$77,826	$62,892	$(1,498)	$125,100
Net income	—	—	—	—	—	259	—	259
Other comprehensive loss	—	—	—	—	—	—	(1,172)	(1,172)
Stock-based compensation:
Restricted stock issued	94,908	1	—	—	—	—	—	1
Restricted Stock Plan	—	—	—	—	790	—	—	790
Return of shares in lieu of payroll withholding	—	—	—	—	(805)	—	—	(805)
Treasury stock purchased	—	—	(196,150)	(3,126)	—	—	—	(3,126)
Balance, July 31, 2022	8,650,580	$87	(1,135,855)	$(17,332)	$77,811	$63,151	$(2,670)	$121,047
Balance, April 30, 2022	8,635,358	$86	(964,722)	$(14,612)	$77,555	$64,021	$(2,258)	$124,792
Net loss	—	—	—	—	—	(870)	—	(870)
Other comprehensive loss	—	—	—	—	—	—	(412)	(412)
Stock-based compensation:
Restricted stock issued	15,222	1	—	—		—	—	1
Restricted stock plan	—	—	—	—	384	—	—	384
Return of shares in lieu of payroll withholding	—	—	—	—	(128)	—	—	(128)
Treasury stock purchased	—	—	(171,133)	(2,720)	—	—	—	(2,720)
Balance, July 31, 2022	8,650,580	$87	(1,135,855)	$(17,332)	$77,811	$63,151	$(2,670)	$121,047

Balance, January 31, 2023	8,655,699	$87	(1,330,694)	$(19,646)	$78,475	$64,765	$(3,691)	$119,990
Net income	—	—	—	—	—	3,785	—	3,785
Other comprehensive loss	—	—	—	—	—	—	(1,627)	(1,627)
Dividends	—	—	—	—	—	(466)	-	(466)
Stock-based compensation:
Restricted stock issued	65,533	—	—	—	—	—	—	—
Restricted stock plan	—	—	—	—	445	—	—	445
Return of shares in lieu of payroll withholding	—	—	—	—	(409)	—	—	(409)
Treasury stock purchased	—	—	(27,514)	(333)	—	—	—	(333)
Balance, July 31, 2023	8,721,232	$87	(1,358,208)	$(19,979)	$78,511	$68,084	$(5,318)	$121,385

Balance, April 30, 2023	8,709,256	$87	(1,353,508)	$(19,922)	$78,543	$65,839	$(4,409)	$120,138
Net income	—	—	—	—	—	2,465	—	2,465
Other comprehensive loss	—	—	—	—	—	—	(909)	(909)
Dividends	—	—	—	—	—	(220)	—	(220)
Stock-based compensation:
Restricted stock issued	11,976	—	—	—		—	—	—
Restricted stock plan	—	—	—	—	38	—	—	38
Return of shares in lieu of payroll withholding	—	—	—	—	(70)	—	—	(70)
Treasury stock purchased	—	—	(4,700)	(57)	—	—	—	(57)
Balance, July 31, 2023	8,721,232	$87	(1,358,208)	$(19,979)	$78,511	$68,084	$(5,318)	$121,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($000’s)

	Six Months Ended July 31,
	2023	2022
Cash flows from operating activities:
Net income	$3,785	$259
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Provision for (recovery of) doubtful accounts	139	63
Deferred income taxes	(293)	1,783
Depreciation and amortization	1,122	779
Stock based and restricted stock compensation	445	790
(Gain) loss on disposal of property and equipment	—	(4)
Equity in loss of equity investment	275	129
Revaluation of earnout consideration	(1,178)	—
(Increase) decrease in operating assets
Accounts receivable	(347)	(1,266)
Inventories	565	(9,531)
Prepaid VAT and other taxes	(562)	(48)
Other assets	(1,683)	(1,062)
Increase (decrease) in operating liabilities
Accounts payable	1,499	3,013
Accrued expenses and other liabilities	114	517
Operating lease liabilities	23	4
Net cash provided by (used in) operating activities	3,904	(4,574)
Cash flows from investing activities:
Purchases of property and equipment	(1,092)	(449)
Investments	(620)	(1,891)
Net cash (used in) investing activities:	(1,712)	(2,340)
Cash flows from financing activities:
Short-term borrowings (repayments)	(405)	—
Purchase of treasury stock under stock repurchase program	(333)	(3,126)
Dividends paid	(466)	—
Shares returned to pay employee taxes under restricted stock program	(409)	(805)
Net cash (used in) financing activities	(1,613)	(3,931)
Effect of exchange rate changes on cash and cash equivalents	(912)	(663)
Net (decrease) in cash and cash equivalents	(333)	(11,508)
Cash and cash equivalents at beginning of period	24,639	52,719
Cash and cash equivalents at end of period	$24,306	$41,211

Supplemental disclosure of cash flow information:
Cash paid for interest	$9	$22
Cash paid for taxes	$1,266	$1,872

Noncash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$4,099	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

1.Business

Lakeland Industries, Inc. and Subsidiaries (“Lakeland,” the “Company,” “we,” “our,” or “us”), a Delaware corporation organized in April 1986, manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a network of over 1,600 global safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell directly to a mixture of end users and industrial distributors depending on the particular country and market. Sales are made to more than 50 countries, the majority of which were into China, countries within the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India, Middle East and countries within Southeast Asia.

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

In this Form 10-Q, (a) “FY” means fiscal year; thus for example, FY24 refers to the fiscal year ending January 31, 2024, (b) “Q” refers to quarter; thus, for example, Q2 FY24 refers to the second quarter of the fiscal year ending January 31, 2024, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet, and (d) “Statement of Operations” refers to the unaudited condensed consolidated statement of operations.

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

On May 19, 2023, the Company entered into an agreement with Bodytrak to provide an additional investment up to an aggregate of £1,500,000 ($1.9 million on the date of initial investment) in the form of a secured convertible loan. An initial investment funding of £500,000 ($0.6 million on the date of investment) was made on May 19, 2023. The loaned amounts are due twenty-four months from the issue date, which can be extended upon mutual agreement. The convertible note bears interest at either an annual rate of 12% for cash interest or 15% for payment in kind interest on the outstanding amount under the note, such rate being selected by Bodytrak.

The notes can be converted into equity shares of Bodytrak under a number of conditions, including a qualified equity financing as defined in the agreement, a change of control, an IPO, default or conversion at the discretion of the Company and upon the occurrence of the specified event. The convertible note is secured by Bodytrak’s intellectual property.

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

The Company recognized losses of $0.13 million and $0.1 million for the three months ended July 31, 2023 and 2022, respectively, and recognized losses of $0.3 million and $0.13 million for the six months ended July 31, 2023 and 2022, respectively, as the Company’s share of Bodytrak’s net loss. The loss is reflected in other income (expense), net in the consolidated statements of operations.

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

As part of the Eagle acquisition agreement, the Company agreed to pay an earnout payment equal to the amount by which Eagle’s revenue exceeds 6 million GBP for the period May 1, 2022 through April 30, 2023. The Company also agreed to pay an earnout payment equal to the amount by which Eagle’s revenue exceeds 6.3 million GBP for the period May 1, 2023 through April 30, 2024. The estimated amount of the earnout payment developed using a Monte Carlo simulation included in the preliminary valuation was $3.2 million.

Eagle did not reach the revenue threshold for the period May 1, 2022 through April 30, 2023 and received no payment for that period. Based on the revised forecast for the period May 1, 2023 through April 30, 2024, the estimated amount of the earnout payment developed using a Monte Carlo simulation is $2.0 million. The adjustment to the accrued earnout payment of $0.7 million was recorded in the quarter ended July 31, 2023 and an adjustment of $1.2 million was recorded in the six months ended July 31, 2023, and reflected as a reduction in operating expenses.

Due to the timing of the completion of the acquisition, the purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding assets acquired and liabilities assumed, and revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals and valuations related to contingent consideration, inventory, contractual relationships and intangible assets. These changes to the purchase price allocation could be significant. The purchase price allocation will be finalized within the measurement period of up to one year from the acquisition date. There were no material changes to the valuation during the quarter ended July 31, 2023.

The following unaudited pro forma information presents our combined results as if the Eagle acquisition had occurred at the beginning of FY22. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined company’s results. There were no material transactions between the Company and Eagle during the periods presented that are required to be eliminated. The unaudited pro forma combined financial information does not reflect cost savings, operating synergies or revenue enhancements that the combined companies may achieve or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.

Pro forma combined financial information (Unaudited)

(in millions, except per share amounts)	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Net sales	$28,534	$28,212	$56,602	$63,051
Net income (loss)	$(971)	$2,965	$168	$7,964
Basic earnings per share	$(0.13)	$0.37	$0.02	$1.00
Diluted earnings per share	$(0.13)	$0.36	$0.02	$0.98

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

4.Inventories

Inventories consist of the following (in $000s):

	July 31, 2023	January 31, 2023

Raw materials	$29,566	$29,036
Work-in-process	968	952
Finished goods	32,015	32,855
Excess and obsolete adjustments	(5,181)	(4,667)
	$57,368	$58,176

5. Goodwill and Intangible Assets, Net

Changes in intangible assets, net, during the three and six months ended July 31, 2023, were as follows (in $000s):

Balance at February 1, 2023	$6,042
Amortization expense	(102)
Balance at April 30, 2023	$5,940
Amortization expense	(102)
Balance at July 31, 2023	$5,838

There were no material changes to goodwill during the three and six month periods ended July 31, 2023.

6. Contract Advances

The Company receives advances under certain of its contracts for products sold by Eagle.  Those advances are considered contract liabilities with revenues recorded upon delivery of promised goods to customers.  These advances are included in Other Accrued Expenses on the Company’s consolidated balance sheet.  The following is a roll-forward of the advances from January 31, 2023 through July 31, 2023 (in $000s):

Contract liability – January 31, 2023	$1,627
Increases to contract liability	271
Decreases to contract liability	(1,672)
Contract liability – July 31, 2023	$226

7. Long-Term Debt

Revolving Credit Facility

On June 25, 2020, the Company entered into a Loan Agreement with Bank of America (“Lender”). The Loan Agreement, as amended to date (the “Loan Agreement”), provides the Company with a secured $25.0 million revolving credit facility, which includes a $5.0 million letter of credit sub-facility. The Company may request from time to time an increase in the revolving credit loan commitment of up to $5.0 million (for a total commitment of up to $30.0 million). Borrowing pursuant to the revolving credit facility is subject to a borrowing base amount calculated as (a) 80% of eligible accounts receivable, as defined, plus (b) 50% of the value of acceptable inventory, as defined, minus (c) certain reserves as the Lender may establish for the amount of estimated exposure, as reasonably determined by the Lender from time to time, under certain interest rate swap contracts. The borrowing base limitation only applies during periods when the Company’s quarterly funded debt to EBITDA ratio, as defined, exceeds 2.00 to 1.00. The Loan Agreement permits, without the prior consent of the Lender, acquisitions of a business or its assets by the Company or its subsidiaries if there is no default under the Loan Agreement and the aggregate consideration does not exceed $7.5 million for any individual acquisition or $15.0 million on a cumulative basis for all such acquisitions. On March 3, 2023, the Company changed the benchmark interest rate in the credit facility from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The credit facility will mature on June 25, 2025.

As of July 31, 2023, the Company had no borrowings outstanding on the letter of credit sub-facility and no borrowings outstanding under the revolving credit facility.

Borrowings in UK

There were $0 and $0.4 million in borrowings outstanding under the Company’s credit facility with HSBC Bank at July 31, 2023 and January 31, 2023.

8. Concentration of Risk

Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. Concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas, principally within the United States. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited. The Company does not require customers to post collateral.

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC (UK); Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, and JSC Bank Centercredit in Kazakhstan. The Company monitors its financial depositories by their credit rating, which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation, subject to certain limitations. There was approximately $1.6 million total included in the U.S. bank accounts and approximately $22.6 million total in foreign bank accounts as of July 31, 2023, of which $23.5 million was uninsured.

Major Customer

No customer accounted for more than 10% of net sales during the three and six-month periods ended July 31, 2023 and 2022.

Major Supplier

No vendor accounted for more than 10% of purchases during the three and six-month periods ended July 31, 2023 and 2022.

9. Stockholders’ Equity

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

On June 16, 2021, the stockholders of the Company approved Amendment No. 1 (the “Amendment”) to the 2017 Plan. The Amendment increases the number of shares of common stock, par value $0.01 per share, of the Company reserved for issuance under the 2017 Plan by 480,000 shares.

An aggregate of 840,000 shares of the Company’s common stock are authorized for issuance under the 2017 Plan, as amended, subject to adjustment as provided in the 2017 Plan for stock splits, dividends, distributions, recapitalizations and other similar transactions or events. If any shares subject to an award are forfeited, expire, lapse or otherwise terminate without issuance of such shares, such shares shall, to the extent of such forfeiture, expiration, lapse or termination, again be available for issuance under the 2017 Plan.

The Company recognized total stock-based compensation costs, which are reflected in operating expenses (in $000’s):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
2017 Plan:
Total restricted stock and stock option programs	$38	$384	$445	$790
Total income tax expense recognized for stock-based compensation arrangements	$8	$81	$94	$166

Restricted Stock and Restricted Stock Units

Under the 2017 Plan, as described above, the Company awarded performance-based and service-based shares of restricted stock and restricted stock units to eligible employees and directors. The following table summarizes the activity under the 2017 Plan for the six months ended July 31, 2023 and 2022. This table reflects the amount of awards granted at the number of shares that would be vested if the Company were to achieve the maximum performance level under the June 2021, April 2022, June 2022 and April 2023 grants.

	Performance- Based	Service-Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2023	127,480	40,665	168,145	$22.95
Awarded	64,953	105,818	170,771	$14.20
Vested	(71,202)	(24,603)	(95,805)	$14.90
Forfeited	(32,112)	(28,518)	(60,630)
Outstanding at July 31, 2023	89,119	93,362	182,481	$19.49

	Performance- Based	Service-Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2022	232,838	14,970	247,808	$20.89
Awarded	33,492	53,082	86,574	$18.17
Vested	(119,164)	(22,669)	(141,833)
Forfeited	—	—	—
Outstanding at July 31, 2022	147,166	45,383	192,549	$19.66

The actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a three-year performance measurement period based in part on measures that include Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) margin, revenue growth, and free cash flow for the June 2021 grants and revenue growth and EBITDA margin for the April 2022 and June 2022 grants and revenue growth, EBITDA margin and return on invested capital for the April 2023 grants. The performance targets have been set for each of the Minimum, Target, and Maximum levels. The actual performance amount achieved is determined by the Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence at the discretion of the Committee.

The compensation cost is based on the fair value at the grant date, recognized over the requisite performance/service period using the straight-line method, and periodically adjusted for the probable number of shares to be awarded. As of July 31, 2023, unrecognized stock-based compensation expense totaled $1.9 million pursuant to the 2017 Plan based on outstanding awards under the 2017 Plan. This expense is expected to be recognized over approximately two years.

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

Shares repurchased during the three months ended July 31, 2023 totaled 4,700 shares at a cost of $57,000, leaving $5.0 million remaining under the share repurchase program at July 31, 2023. The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

10. Income Taxes

The Company’s provision for income taxes for the three and six months ended July 31, 2023 and 2022 is based on the estimated annual effective tax rate, in addition to discrete items.

The Company’s effective tax rate for the second quarter of FY24 was 32.7% which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and Global Intangible Low-Taxed Income (“GILTI”). The Company’s effective tax rate for the second quarter of FY23 was 149.9%. The Company changed its permanent reinvestment assertions for its Chinese operations during the second quarter of FY23 due to increased volatility of the Chinese yuan and an updated evaluation of investment strategies. The Company recorded $2 million in withholding taxes for a planned repatriation. Excluding this discrete expense, the effective rate was 35.0%, which differs from the U.S. federal statutory rate of 21%, primarily due to rate differentials in foreign tax jurisdictions and state income taxes.

The Company’s effective tax rate for the six months ended July 31, 2023 was 31.5%, which differs from the U.S. federal statutory rate of 21%, primarily due to rate differentials in foreign tax jurisdictions and GILTI. The Company’s effective tax rate for the six months ended July 31, 2022 was 91.8%. In addition to the $2 million discrete item above, in Q1 FY23, the Company recorded deferred tax benefits of $0.2 million related to accruals for China social taxes based on our evaluation of the deductibility of these items. Excluding these discrete items, the effective rate was 34.1%, which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and GILTI.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. The valuation allowance was $3.6 million at July 31, 2023 and January 31, 2023.

11. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share as follows (in $000s except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$2,465	$(870)	$3,785	$259
Denominator:
Denominator for basic net income (loss) per share (weighted-average shares which exclude shares in the treasury, 1,358,208 and 1,135,855 at July 31, 2023 and 2022, respectively	7,409,305	7,670,636	7,340,914	7,656,470
Effect of dilutive securities from restricted stock plan	182,481	—	182,481	184,811
Denominator for diluted net income (loss) per share (adjusted weighted average shares)	7,591,786	7,670,636	7,523,395	7,841,281
Basic net income (loss) per share	$0.33	$(0.11)	$0.52	$0.03
Diluted net income (loss) per share	$0.32	$(0.11)	$0.50	$0.03

12. Contingencies

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s management and legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been or is probable of being incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

General litigation contingencies

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of July 31, 2023, to the best of the Company’s knowledge, there were no significant outstanding claims or litigation.

13. Segment Reporting

We manage our operations by evaluating each of our geographic locations. Our US operations include a facility in Alabama (primarily the distribution to customers of the bulk of our products). The Company also maintains one manufacturing company in China (primarily disposable and chemical suit production), a manufacturing facility in Mexico (primarily disposable, reflective, fire service and chemical suit production), a manufacturing facility in Vietnam (primarily disposable production) and a small manufacturing facility in India. Our China facilities produce the majority of the Company’s products, and China generates a significant portion of the Company’s international revenues. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in the USA, Canada, Mexico, Europe, Latin America, India, Russia, Kazakhstan and China, which sell and distribute products shipped from the United States, Mexico, India or China.

The table below represents information about reported segments for the three and six month periods noted therein:

	Three Months Ended July 31,		Six Months Ended July 31,
	(in millions of dollars)		(in millions of dollars)
	2023	2022	2023	2022
Net Sales:
USA Operations (including Corporate)	$16.55	$13.43	$30.16	$25.68
Other foreign	3.22	2.43	6.30	4.62
Europe (UK)	5.40	1.88	9.42	3.85
Mexico	2.37	1.50	3.61	2.74
Asia	10.91	19.32	22.03	33.98
Canada	2.03	2.26	4.56	4.53
Latin America	4.61	2.55	7.79	4.45
Less intersegment sales	(12.02)	(15.19)	(22.10)	(24.39)
Consolidated sales	$33.07	$28.18	$61.77	$55.46
External Sales:
USA Operations (including Corporate)	$15.21	$11.90	$27.49	$23.13
Other foreign	1.97	1.83	4.24	3.64
Europe (UK)	5.31	1.88	9.33	3.85
Mexico	1.09	1.06	1.89	1.91
Asia	2.96	6.74	6.63	13.98
Canada	2.04	2.26	4.56	4.53
Latin America	4.49	2.51	7.63	4.42
Consolidated external sales	$33.07	$28.18	$61.77	$55.46

Intersegment Sales:
USA Operations (including Corporate)	$1.32	$1.53	$2.66	$2.55
Other foreign	1.25	0.60	2.07	0.98
Europe (UK)	0.09	—	0.09	—
Mexico	1.28	0.44	1.72	0.83
Asia	7.96	12.58	15.40	20.00
Canada	—	—	0.01	—
Latin America	0.12	0.04	0.15	0.03
Consolidated intersegment sales	$12.02	$15.19	$22.10	$24.39

	Three Months Ended July 31,		Six Months Ended July 31,
	(in millions of dollars)		(in millions of dollars)
	2023	2022	2023	2022
Operating Profit (Loss):
USA Operations (including Corporate)	$1.16	$(1.24)	$(0.65)	$(3.30)
Other foreign	0.56	(0.07)	1.22	0.14
Europe (UK)	0.38	(0.36)	0.59	(0.62)
Mexico	(0.47)	(0.07)	(0.86)	(0.61)
Asia	1.03	3.40	1.88	5.95
Canada	0.21	0.32	0.66	0.95
Latin America	1.19	0.54	2.07	0.84
Intersegment profit (loss)	(0.33)	(0.72)	0.76	(0.11)
Consolidated operating profit	$3.73	$1.80	$5.67	$3.24

	July 31, 2023	January 31, 2023
	(in millions of dollars)
Total Assets Less Intersegment:
USA Operations (including Corporate)	$70.18	$64.33
Other foreign	9.76	9.24
Europe (UK)	11.42	12.53
Mexico	5.54	5.32
Asia	32.15	35.64
Canada	7.62	5.81
Latin America	10.77	9.30
Consolidated assets	$147.44	$142.17

The table below presents external sales by product line:

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2023	2022	2023	2022
External Sales by product lines:
Disposables	$12.55	$12.72	$24.91	$27.22
Chemical	5.26	7.16	10.71	12.27
Fire Service	9.00	2.98	14.47	5.67
Gloves	0.49	0.55	1.20	1.09
High Visibility	1.58	1.34	2.73	2.94
High Performance Wear	1.47	1.11	2.74	2.48
Wovens	2.72	2.32	5.01	3.79
Consolidated external sales	$33.07	$28.18	$61.77	$55.46

14. Subsequent Events

On August 1, 2023, the Company’s Board of Directors declared a quarterly cash dividend. The quarterly dividend of $0.03 per share or approximately $0.2 million, was paid on August 22, 2023, to stockholders of record as of August 15, 2023.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this quarterly report on Form 10-Q. This Form 10-Q may contain certain forward-looking statements. When used in this Form 10-Q or in any other presentation, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “project”, “plan,” “seek,” “will,” “may,” “might,” “would,” “could” and similar expressions, are intended to identify forward-looking statements. They also include statements containing a projection of sales, earnings or losses, capital expenditures, dividends, capital structure or other financial terms and expectations with respect to the timing and intended use for our planned manufacturing expansion.

The forward-looking statements in this Form 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	we are subject to risk as a result of our international manufacturing operations and are subject to the risk of doing business in foreign countries, particularly in China and Vietnam, which could affect our ability to manufacture or sell our products, obtain products from foreign suppliers or control the costs of our products;
•	we identified a material weakness in our internal control over accounting for foreign currency exchange and foreign currency translation and remeasurement related to our international subsidiaries that could adversely affect our results of operations, our stock price and investor confidence in our Company;
•	a terrorist attack, other geopolitical crisis, or widespread outbreak of an illness or other health issue, such as the COVID-19 pandemic, could negatively impact our domestic and/or international operations;
•	our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates;
•	the implementation of our Enterprise Resource Planning (“ERP”) system had, and may in the future as we implement ERP into foreign operations have, an adverse effect on operating results;

19

•

global supply chain constraints have led to inflation in prices of some fabrics we acquire, as well as labor and operating costs, and further pricing increases may result in a decline in our future profitability;

•	we have manufacturing and other operations in China which may be adversely affected by tariff wars and other trade maneuvers;
•	the failure to optimize the Company’s manufacturing capacity may have an adverse impact on our business and operations;
•	our results of operations may vary widely from quarter to quarter;
•	disruption in our supply chain, manufacturing or distribution operations could adversely affect our business;
•	climate change and other sustainability matters may adversely affect our business and operations;
•	some of our sales are to foreign buyers, which exposes us to additional risks;
•	we deal in countries where corruption is an obstacle;
•	we are exposed to U.S. and foreign tax risks;
•	because we do not have long-term commitments from many of our customers, we must estimate customer demand, and errors in our estimates could negatively impact our inventory levels and net sales;
•	we face competition from other companies, a number of which have substantially greater resources than we do;
•	our operations are substantially dependent upon key personnel;
•	cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and results of operations;
•	we may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims;
•	environmental laws and regulations may subject us to significant liabilities;
•	provisions in our restated certificate of incorporation and by-laws and Delaware law could make a merger, tender offer or proxy contest difficult;
•	we may not achieve the expected benefits from strategic acquisitions, investments, joint ventures, capital investments and other corporate transactions that we have pursued or may pursue;
•	we may need additional funds, and if we are unable to obtain these funds, we may not be able to expand or operate our business as planned;
•	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations;
•	rapid technological change could negatively affect sales of our products, inventory levels and our performance; and,
•	the other factors referenced in this Form 10-Q, including, without limitation, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2023 Form 10-K.

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

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor-intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow access to a less expensive labor pool than is available in the United States and permit us to purchase certain raw materials at a lower cost than they are available domestically. During Q2 FY24, the Company was impacted by tariff costs on certain products imported from China. The Company has been able to pass along a portion of these costs to its customers.  We added manufacturing operations in Vietnam and India to offset increasing manufacturing costs in China and further diversify our manufacturing capabilities. Our China operations will continue primarily manufacturing for the Chinese market and other markets where duty advantages exist. Due to damage recently experienced at our newly leased Monterrey site we are currently evaluating our leasehold improvement buildout schedule which may impact our go-live production timing. The Company believes it has global capacity to support its operations for the foreseeable future.

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

Our net sales attributable to customers outside the United States were $17.9 million and $16.4 million for the three months ended July 31, 2023 and 2022, respectively and $34.3 million and $32.4 million for the six months ended July 31, 2023 and 2022, respectively.

We are continually monitoring the potential financial impact of the Russian invasion of Ukraine on our operations.  For the first half of FY24, sales in Russia were approximately 3.3% of our consolidated sales and sales into Ukraine were not significant.  We do not have any capital assets in Russia.

Results of Operations

Three Months ended July 31, 2023, Compared to the Three Months Ended July 31, 2022

The economy has been impacted by certain macroeconomic challenges which have contributed to a rising inflationary trend that has impacted both our revenues and costs globally, and which we expect will continue into the foreseeable future.  If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases.  There can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

Net Sales. Net sales were $33.1 million for the three months ended July 31, 2023, an increase of $4.9 million or 17.4% compared to $28.2 million for the three months ended July 31, 2022.  Sales of our fire service, high performance, high visibility and woven product lines increased by $7.0 million reflecting strengthening in the industrial markets. Eagle contributed $3.5 million in fire service sales during the quarter.  Our sales were negatively impacted by declines in our disposable and chemical product lines by $1.9 million though we were seeing an increase in direct container activity at the end of the second quarter.

Gross Profit. Gross profit for the three months ended July 31, 2023 was $14.2 million, an increase of $2.6 million, or 22.4%, compared to $11.6 million for the three months ended July 31, 2022. Gross profit as a percentage of net sales increased to 42.9% for the three-month period ended July 31, 2023, from 41.3% for the three months ended July 31, 2022. Gross profit performance in current period benefited from higher factory utilization and an improving product mix.  Major factors driving the increase in gross margins in the three months ended July 31, 2023, were:

•	Change in product mix during the current quarter with a decline in disposable and chemical sales.
•	Decreases in transportation costs.

Operating Expense. Operating expenses increased 6.1% from $9.8 million for the three months ended July 31, 2022 to $10.4 million for the three months ended July 31, 2023. This increase is attributable to increases in selling expenses,  travel and trade show expenses, administrative expenses and currency fluctuations.  Currency fluctuations accounted for $0.3 million of the increases due primarily to the fluctuation in the Chinese yuan and Argentine peso.  During the quarter ended July 31, 2023, the Company evaluated the earnout consideration accrual related to the Eagle acquisition and reduced the accrual by $0.7 million, which was recorded as a reduction in operating expenses.  Severance costs of $0.4 million were partially offset by the impact of forfeitures of equity awards on equity compensation expense.  Operating expenses as a percentage of net sales was 31.6% for the three months ended July 31, 2023, an improvement from 34.8% for the three months ended July, 2022 primarily due to increased revenue.

Operating Profit. Operating profit increased to $3.7 million for the three months ended July 31, 2023 from $1.8 million for the three months ended July 31, 2022, due to the impacts detailed above. Operating margins were 11.2% for the three months ended July 31, 2023, as compared to 6.4% for the three months ended July 31, 2022.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $1.2 million for the three months ended July 31, 2023, compared to $2.6 million for the three months ended July 31, 2022. The Company changed its permanent reinvestment assertions for its Chinese operations during the second quarter of FY23 due to increased volatility of the Chinese yuan and an updated evaluation of investment strategies. The Company recorded $2 million in withholding taxes for a planned repatriation during FY23 and FY24. The effective rate for the three months ended July 31 2023, was 32.7%. The effective rate for the three months ended July 31, 2022 was 149.9%. Excluding the discrete item above, the effective rate for the three months ended July 31, 2022 was 35.0%.

Net Income (Loss). Net income for the three months ended July 31, 2023 was $2.5 million an increase of $3.4 million from net loss of $0.9 million for the three months ended July 31, 2022.  The increase was due to the factors discussed above.

Six Months ended July 31, 2023, Compared to the Six Months Ended July 31, 2022

Net Sales. Net sales were $61.8 million for the six months ended July 31, 2023 as compared to $55.5 million for the six months ended July 31, 2022, an increase of 11.4%.  Our fire service and wovens product lines increased by $10.0 million in the period due to strengthening in those markets and the impact of Eagle which contributed $5.5 million in sales. Sales of our disposable and chemical product lines declined by $3.9 million in the first half of the year due to reduction in direct container sales driven by diminishing COVID-19 demand and continued softness in demand for industrial applications.

Gross Profit. Gross profit was $26.6 million for the six months ended July 31, 2023, an increase of $3.9 million, or 17.2%, from $22.7 million for the six months ended July 31, 2022. Gross profit as a percentage of net sales increased to 43.1% for the six months ended July 31, 2023, from 40.9% for the six months ended July 31, 2022. Major factors driving gross margins were:

•	Increased sales in our strategic product lines.
•	Reduced manufacturing costs due to increased throughput.
•	Reduction in freight costs.

Operating Expense. Operating expenses increased $1.6 million, or 8.2%, to $21.0 million for the six months ended July 31, 2023 from $19.4 million for the six months ended July 31, 2022. Operating expenses as a percentage of net sales was 33.9% for the six months ended July 31, 2023, down from 35% for the six months ended July 31, 2022. The decreased percentage is primarily due to increased revenue. Selling expenses were higher by $0.6 million due to increases in sales commissions freight out and higher travel, advertising and trade show expenses as COVID-19 restrictions have lifted.  General and administrative expenses increased by $1.5 million. with currency fluctuations accounting for $0.4 million of the increase due to the strengthening of the U.S. dollar primarily against the Chinese yuan and Argentine peso.  The remaining increase was due to increases in compensation, professional fees and intangibles amortization.  The Company evaluated the earnout consideration accrual related to the Eagle acquisition and reduced the accrual by $1.2 million, which was recorded as a reduction in operating expenses.  Severance costs of $0.7 million were partially offset by $0.3 million of forfeitures of equity awards on equity compensation expense recorded in the six months ended July 31, 2023.

Operating Profit. Operating profit increased to $5.7 million for the six months ended July 31, 2023 from $3.2 million for the six months ended July 31, 2022, due to the impacts detailed above. Operating margins were 9.2% for the six months ended July 31, 2023, as compared to 5.8% for the six months ended July 31, 2022.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $1.7 million for the six months ended July 31, 2023, compared to $2.9 million for the six months ended July 31, 2022.

In Q2 FY23, the Company changed its permanent reinvestment assertions for its Chinese operations due to increased volatility of the Chinese yuan and geopolitical uncertainties.  The Company recorded $2 million in withholding taxes for a planned repatriation during FY23. In Q1 FY23, the Company recorded deferred tax benefits of $0.2 million related to accruals for China social taxes.  Excluding these discrete items the Company’s effective rate was 31.5% and 34.1% for the six months ended July 31, 2023 and 2022, respectively.

Net Income (Loss). Net income increased by $3.5 million to $3.8 million for the six months ended July 31, 2023 from $0.3 million for the six months ended July 31, 2022.

Significant Balance Sheet Fluctuation July 31, 2023, Compared to January 31, 2023

Cash decreased by $0.3 million due to $3.3 million in investing and financing activities and a reduction in cash of $0.9 million due to currency fluctuations, primarily the Chinese yuan.  The uses of cash were offset by $3.9 million in cash provided by operating activities.

The Company invested $1.1 million for the six months ended July 31, 2023 in manufacturing equipment purchases and made an additional investment in Bodytrak of $0.6 million.

Net cash used in financing activities was $1.6 million for the six months ended July 31, 2023, due to $0.5 million in dividends paid, $0.3 million in shares repurchased, $0.4 million repayments of short term borrowings and $0.4 million in shares returned to pay income taxes on shares vested under our equity compensation program.

Capital expenditures for the three and six months ended July 31, 2023 were $0.4 million and $1.1 million, respectively.

Liquidity and Capital Resources

At July 31, 2023, cash and cash equivalents were approximately $24.3 million and working capital was approximately $87.7 million. Cash and cash equivalents decreased $0.3 million and working capital increased $0.7 million from January 31, 2023.

Of the Company’s total cash and cash equivalents of $24.3 million as of July 31, 2023, cash held in Latin America of $2.7 million, cash held in Russia and Kazakhstan of $0.9 million, cash held in the UK of $2.4 million, cash held in India of $0.8 million, cash held in Hong Kong of $0.4 million and cash held in Vietnam of $0.8 million would not be subject to additional US tax in the event such cash was repatriated due to the change in the US tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). When the Company repatriates cash from China, of the $10.6 million balance at July 31, 2023 there could be an additional 10% withholding tax incurred in that country. The Company expects to repatriate cash from China during FY 24, and in anticipation of doing so, has accrued a withholding tax expense of $0.5 million as of July 31, 2023.

Net cash provided by operating activities of $3.9 million for the six months ended July 31, 2023 was primarily due net income of $4.3 million, non-cash items of $0.5 million for deferred taxes, depreciation and amortization, stock compensation and reduction in the accrued Eagle earnout, offset by net increase in working capital of $0.7 million.  Net cash used in investing activities of $1.7 million for the six months ended July 31, 2023 reflects manufacturing equipment purchases and the additional investment in Bodytrak of $0.6 million. Net cash used in financing activities was $1.6 million for the six months ended July 31, 2023, due to $0.5 million in dividends, $0.3 million in shares repurchased under our share repurchase program, $0.4 million of repayment of short-term borrowings, and shares returned to pay income taxes on shares vested under our equity compensation program.

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

The Loan Agreement requires the Company to maintain a Funded Debt to EBITDA (as each such term is defined in the Loan Agreement) ratio of 3.0 to 1.0 or less and a Basic Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of at least 1.15 to 1.0. The Loan Agreement also contains customary covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, pay dividends, or merge, consolidate or sell or otherwise transfer assets.  The Company was in compliance with all of its debt covenants as of July 31, 2023.

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

Shares repurchased in the three months ended July 31, 2023 totaled 4,700 shares at a cost of $57,000, leaving approximately $5.0 million remaining under the share repurchase program at July 31, 2023.  The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

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

On August 1, 2023, the Board of Directors declared a quarterly cash dividend. The quarterly dividend of $0.03 per share was paid on August 22, 2023, to stockholders of record as of August 15, 2023.

Capital Expenditures. Our capital expenditures for the six months ended July 31, 2023 of $1.1 million principally relate to capital purchases for our new manufacturing facilities in Monterrey, Mexico.  We anticipate FY24 capital expenditures to be approximately $2.0 million as we invest in strategic capacity expansion and replace existing equipment in the normal course of operations.  We expect to fund the capital expenditures from our cash flow from operations.  The Company may also expend funds in connection with potential acquisitions.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our fiscal year 2023 Form 10-K. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult, or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2023 Form 10-K. There have been no significant changes in the application of our critical accounting policies during the six months ended July 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item and therefore, no disclosure is required under Item 3 for the Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of July 31, 2023. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of July 31, 2023, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

Other than continuing to make progress on the ongoing remediation efforts described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2023 that materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 17, 2021, the Company’s Board of Directors approved a stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock. On July 6, 2021, the Board of Directors authorized an increase in the Company’s then-current stock repurchase program under which the Company may repurchase up to an additional $5 million of its outstanding common stock.  On April 7, 2022, the Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock which became effective upon the completion of the prior share repurchase program.  On December 1, 2022, the Board of Directors authorized an increase in the share repurchase program under which the Company may repurchase up to an additional $5 million of its outstanding common stock. The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

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

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock during the second quarter of fiscal 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Programs
May 1 – May 31	4,700	$12.11	4,700	$5,030,625
June 1 – June 30	3,134	$—	—	$5,030,625
July1 – July 31	—	$—	—	$5,030,625
Total	7,834	$12.11	4,700	$5,030,625

(1) Includes withholding of 3,134 restricted shares to cover taxes on vested restricted shares during the second quarter of FY24.

Item 5. Other Information

On August 30, 2023, the Company’s Board of Directors elected James M. Jenkins, the Company’s Board Chair, as the Company’s Executive Chair, effective September 1, 2023 (the “Effective Date”).

Mr. Jenkins, age 59, has served as the Company’s Board Chair since February 1, 2023, previously served as Vice Chair of the Board from June 2022 through January 2023, and has served as a director of Lakeland since September 2016.  Mr. Jenkins currently serves as Chief Legal Officer, Corporate Development Officer and Corporate Secretary of Transcat, Inc. (since September 2020).  Prior to joining Transcat, Mr. Jenkins was a partner at Harter Secrest & Emery LLP, a law firm located in New York State, having joined the firm in 1989 and serving as a partner from 1997 until September 2020.

Effective on the Effective Date, Mr. Jenkins will receive compensation of $250,000 per year for his role as Executive Chair and will no longer receive compensation as a non-employee director. The Company’s Compensation Committee recommended and the Board of Directors approved an equity award to Mr. Jenkins under the Company’s 2017 Equity Incentive Plan, as amended, consisting of 15,000 time-based restricted stock units vesting on September 1, 2024, assuming continued service through such date.

Other than as set forth herein, there are no arrangements or understandings between Mr. Jenkins and any other person pursuant to which Mr. Jenkins was appointed as Executive Chair. Mr. Jenkins does not have any family relationship with any director or executive officer of the Company or any person nominated or chosen by the Company to become a director or executive officer. There are no transactions in which Mr. Jenkins has an interest requiring disclosure under Item 404(a) of Regulation S-K.

Item 6. Exhibits:

Exhibits:

* Filed herewith

† Furnished herewith

3.1

Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended  (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc.’s Registration Statement on Form S-8 filed on September 3, 2021)

3.2	Amended and Restated Bylaws of Lakeland Industries Inc. (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 8-K filed April 28, 2017)

10.1*	Transition to Retirement Agreement and General Release, dated May 11, 2023, by and between Lakeland Industries, Inc. and Steven L. Harvey

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934
32.1†	Certification of Chief Executive Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended July 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations,  (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND INDUSTRIES, INC. (Registrant)

Date: September 6, 2023	/s/ Charles D. Roberson
Charles D. Roberson, Chief Executive Officer, President and Secretary (Principal Executive Officer and Authorized Signatory)

Date: September 6, 2023	/s/ Roger D. Shannon
Roger D. Shannon, Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

