Form 10-Q
period 2023-10-31
LAKELAND INDUSTRIES INC
filed 2023-12-07
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023

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

Large accelerated filer	Accelerated filer	☒
Nonaccelerated filer	Smaller reporting company	☒
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2023
Common Stock, $0.01 par value per share	7,364,757 Shares

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

($000’s except for share and per share information)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net sales	$31,678	$28,387	$93,449	$83,849
Cost of goods sold	18,317	16,083	53,461	48,862
Gross profit	13,361	12,304	39,988	34,987
Operating expenses	9,740	10,082	30,699	29,522
Operating profit	3,621	2,222	9,289	5,465
Other income (expense), net	(53)	(72)	(187)	(140)
Interest expense	(13)	(4)	(22)	(25)
Income before taxes	3,555	2,146	9,080	5,300
Income tax expense	937	715	2,677	3,610
Net income (loss)	$2,618	$1,431	$6,402	$1,690
Net income (loss) per common share:
Basic	$0.35	$0.19	$0.87	$0.22
Diluted	$0.34	$0.19	$0.85	$0.22
Weighted average common shares outstanding:
Basic	7,428,557	7,514,725	7,344,559	7,600,272
Diluted	7,614,404	7,704,695	7,528,723	7,787,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

($000’s)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

Net income (loss)	$2,618	$1,431	$6,402	$1,690
Other comprehensive income (loss):
Foreign currency translation adjustments	(483)	(1,744)	(2,110)	(2,916)
Comprehensive income (loss)	$2,135	$(313)	$4,292	$(1,226)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(000’s except for share information)

ASSETS	October 31,	January 31,
	2023	2023
Current assets
Cash and cash equivalents	$26,425	$24,639
Accounts receivable, net of allowance for doubtful accounts of $769 and $800 at October 31, 2023 and January 31, 2023, respectively	18,227	17,296
Inventories	54,350	58,176
Prepaid VAT and other taxes	2,633	1,963
Income tax receivable and other current assets	2,385	2,908
Total current assets	104,020	104,982
Property and equipment, net	9,158	9,140
Operating leases right-of-use assets	10,495	5,472
Deferred tax assets	3,790	2,764
Other assets	134	100
Goodwill	8,473	8,473
Intangible assets, net	5,736	6,042
Investments	6,509	5,354
Total assets	$148,315	$142,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,803	$6,558
Accrued compensation and benefits	3,670	2,522
Other accrued expenses	1,951	4,068
Income tax payable	1,057	-
Short-term borrowings	-	405
Accrued earnout agreement	492	3,182
Current portion of operating lease liabilities	1,538	1,253
Total current liabilities	15,511	17,988
Deferred income taxes	12	769
Long-term portion of operating lease liabilities	9,203	3,580
Total liabilities	24,726	22,337
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)		-
Common stock, $0.01 par; authorized 20,000,000 shares Issued 8,722,965 and 8,655,699; outstanding 7,364,757 and 7,325,005 at October 31, 2023 and January 31, 2023, respectively	87	87
Treasury stock, at cost; 1,358,208 and 1,330,694 shares at October 31, 2023 and January 31, 2023, respectively	(19,979)	(19,646)
Additional paid-in capital	78,802	78,475
Retained earnings	70,480	64,765
Accumulated other comprehensive loss	(5,801)	(3,691)
Total stockholders' equity	123,589	119,990
Total liabilities and stockholders' equity	$148,315	$142,327

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(000’s except for share information)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
		($000’s)		($000’s)	($000’s)	($000’s)	($000’s)	($000’s)

Balance, January 31, 2022	8,555,672	$86	(939,705)	$(14,206)	$77,826	$62,892	$(1,498)	$125,100
Net income	—	—	—	—	—	1,690	—	1,690
Other comprehensive loss	—	—	—	—	—	—	(2,916)	(2,916)
Stock-based compensation:
Restricted stock issued	94,908	1	—	—	—	—	—	1
Restricted Stock Plan	—	—	—	—	1,141	—	—	1,141
Return of shares in lieu of payroll withholding	—	—	—	—	(805)	—	—	(805)
Treasury stock purchased	—	—	(390,989)	(5,440)	-	—	—	(5,440)
Balance, October 31, 2022	8,650,580	$87	(1,330,694)	$(19,646)	$78,162	$64,582	$(4,414)	$118,771
Balance, July 31, 2022	8,650,580	$87	(1,135,855)	$(17,332)	$77,811	$63,151	$(2,670)	$121,047
Net income	—	—	—	—	—	1,431	—	1,431
Other comprehensive loss	—	—	—	—	—	—	(1,744)	(1,744)
Stock-based compensation:
Restricted stock issued	—	—	—	—		—	—	—
Restricted stock plan	—	—	—	—	351	—	—	351
Return of shares in lieu of payroll withholding	—	—	—	—	-	—	—	—
Treasury stock purchased	—	—	(194,839)	(2,314)	-	—	—	(2,314)
Balance, October 31, 2022	8,650,580	$87	(1,330,694)	$(19,646)	$78,162	$64,582	$(4,414)	$118,771
Balance, January 31, 2023	8,655,699	$87	(1,330,694)	$(19,646)	$78,475	$64,765	$(3,691)	$119,990
Net income	—	—	—	—	—	6,402	—	6,402
Other comprehensive loss	—	—	—	—	—	—	(2,110)	(2,110)
Dividends	—	—	—	—	—	(687)		(687)
Stock-based compensation:
Restricted stock issued	67,266	—	—	—	—	—	—	—
Restricted stock plan	—	—	—	—	747	—	—	747
Return of shares in lieu of payroll withholding	—	—	—	—	(420)	—	—	(420)
Treasury stock purchased	—	—	(27,514)	(333)	—	-	—	(333)
Balance, October 31, 2023	8,722,965	$87	(1,358,208)	$(19,979)	$78,802	$70,480	$(5,801)	$123,589
Balance, July 31, 2023	8,721,232	$87	(1,358,208)	$(19,979)	$78,511	$68,084	$(5,318)	$121,385
Net income	—	—	—	—	—	2,618	—	2,618
Other comprehensive loss	—	—	—	—	—	—	(483)	(483)
Dividends	—	—	—	—	—	(222)	—	(222)
Stock-based compensation:
Restricted stock issued	1,733	—	—	—		—	—	—
Restricted stock plan	—	—	—	—	302	—	—	302
Return of shares in lieu of payroll withholding	—	—	—	—	(11)	—	—	(11)
Treasury stock purchased	—	—			—	—	—
Balance, October 31, 2023	8,722,965	$87	(1,358,208)	$(19,979)	$78,802	$70,480	$(5,801)	$123,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($000’s)

	Nine Months Ended October 31,
	2023	2022
Cash flows from operating activities:
Net income	$6,402	$1,690
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Provision for (recovery of) doubtful accounts	(31)	92
Deferred income taxes	(1,783)	1,788
Depreciation and amortization	1,609	1,370
Stock based and restricted stock compensation	747	1,141
(Gain) loss on disposal of property and equipment	(1)	(4)
Loss on equity investment	354	252
Revaluation of earnout consideration	(2,689)	-
(Increase) decrease in operating assets
Accounts receivable	(963)	(2,197)
Inventories	3,211	(10,257)
Prepaid VAT and other taxes	(670)	(106)
Other assets	285	(22)
Increase (decrease) in operating liabilities
Accounts payable	141	613
Accrued expenses and other liabilities	235	499
Operating lease liabilities	886	(89)
Net cash provided by (used in) operating activities	7,733	(5,230)
Cash flows from investing activities:
Purchases of property and equipment	(1,505)	(1,273)
Investments	(1,510)	(3,061)
Net cash (used in) investing activities:	(3,015)	(4,334)
Cash flows from financing activities:
Short-term borrowings (repayments)	(405)	-
Purchase of treasury stock under stock repurchase program	(333)	(5,440)
Dividends paid	(687)	-
Shares returned to pay employee taxes under restricted stock program	(420)	(805)
Net cash (used in) financing activities	(1,845)	(6,245)
Effect of exchange rate changes on cash and cash equivalents	(1,087)	(1,961)
Net increase (decrease) in cash and cash equivalents	1,786	(17,770)
Cash and cash equivalents at beginning of period	24,639	52,719
Cash and cash equivalents at end of period	$26,425	$34,949

Supplemental disclosure of cash flow information:
Cash paid for interest	$22	$25
Cash paid for taxes	$1,745	$2,614

Noncash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$4,099	$34

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

1. Business

Lakeland Industries, Inc. and Subsidiaries (“Lakeland,” the “Company,” “we,” “our,” or “us”), a Delaware corporation organized in April 1986, manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a network of over 2,000 global safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell directly to a mixture of end users and industrial distributors depending on the particular country and market. Sales are made to more than 50 countries, the majority of which were into China, countries within the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India, Middle East and countries within Southeast Asia.

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

In this Form 10-Q, (a) “FY” means fiscal year; thus for example, FY24 refers to the fiscal year ending January 31, 2024, (b) “Q” refers to quarter; thus, for example, Q3 FY24 refers to the third quarter of the fiscal year ending January 31, 2024, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet, and (d) “Statement of Operations” refers to the unaudited condensed consolidated statement of operations.

3. Investments and Acquisitions

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

On April 28, 2022, the Company, under the terms of the Investment Agreement, acquired an additional 381,679 Series A1 Shares of Bodytrak for £1,500,000 ($1.9 million).  On October 26, 2022, the Company acquired an additional 254,452 Series A Shares of Bodytrak for £1,000,000 ($1.2 million).  After completion of these additional investments, the Company owned 22.5% of Bodytrak’s total share capital.  The investment in Bodytrak is accounted for under the equity method, given our board representation and the resulting ability to exercise significant influence.  A substantial portion of our investment represents differences in our investment and our share of the underlying recognized net assets of Bodytrak.  These differences are predominately attributable to non-amortizing intangible assets of Bodytrak, including internally developed intellectual property.

On May 19, 2023, the Company entered into an agreement with Bodytrak to provide an additional investment up to an aggregate of £1,500,000 ($1.9 million on the date of initial investment) in the form of a secured convertible loan.  An initial investment funding of £500,000 ($0.6 million on the date of investment) was made on May 19, 2023.  An additional investment funding of £700,000 ($0.9 million on the date of investment) was made on September 8, 2023.  The loaned amounts are due twenty-four months from the issue date, which can be extended upon mutual agreement.  The convertible note bears interest at either an annual rate of 12% for cash interest or 15% for payment in kind interest on the outstanding amount under the note, such rate being selected by Bodytrak.

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

The Company recognized losses of $0.1 and $0.1 million for the three months ended October 31, 2023 and 2022, respectively, and recognized losses of $0.4 million and $0.3 million for the nine months ended October 31, 2023 and 2022, respectively, as the Company’s share of Bodytrak’s net loss.  The loss is reflected in other income (expense), net in the consolidated statements of operations.

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

Eagle did not reach the revenue threshold for the period May 1, 2022 through April 30, 2023 and received no payment for that period.  Based on the revised forecast for the period May 1, 2023 through April 30, 2024, the estimated amount of the earnout payment developed using a Monte Carlo simulation is $0.5 million.  The adjustment to the accrued earnout payment of $1.5 million was recorded in the quarter ended October 31, 2023 and an adjustment of $2.7 million was recorded in the nine months ended October 31, 2023, and reflected as a reduction in operating expenses.

The following unaudited pro forma information presents our combined results as if the Eagle acquisition had occurred at the beginning of FY22. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition, (2) factually supportable, and (3) expected to have a continuing impact on the combined company's results. There were no material transactions between the Company and Eagle during the periods presented that are required to be eliminated. The unaudited pro forma combined financial information does not reflect cost savings, operating synergies or revenue enhancements that the combined companies may achieve or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.

Pro forma combined financial information (Unaudited)

(in millions, except per share amounts)	Three Months Ended October 31, 2022	Nine Months Ended October 31, 2022
Net sales	$29.8	$86.4
Net income (loss)	$1.6	$1.8
Basic earnings per share	$0.21	$0.24
Diluted earnings per share	$0.21	$0.24

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

4. Inventories

Inventories consist of the following (in $000s):

	October 31, 2023	January 31, 2023
Raw materials	$26,798	$29,036
Work-in-process	760	952
Finished goods	31,088	32,855
Excess and obsolete adjustments	(4,296)	(4,668)
	$54,350	$58,176

5. Goodwill and Intangible Assets, Net

Changes in intangible assets, net, during the three and nine months ended October 31, 2023, were as follows (in $000s):

Balance at February 1, 2023	$6,042
Amortization expense	(102)
Balance at April 30, 2023	$5,940
Amortization expense	(102)
Balance at July 31, 2023	$5,838
Amortization expense	(102)
Balance at October 31, 2023	$5,736

There were no material changes to goodwill during the three and nine month periods ended October 31, 2023.

6. Contract Advances

The Company receives advances under certain of its contracts for products sold by Eagle.  Those advances are considered contract liabilities with revenues recorded upon delivery of promised goods to customers.  These advances are included in Other Accrued Expenses on the Company’s consolidated balance sheet.  The following is a roll-forward of the advances from January 31, 2023 through October 31, 2023 (in $000s):

Contract liability – January 31, 2023	$1,627
Increases to contract liability	326
Decreases to contract liability	(1,752)
Contract liability – October 31, 2023	$201

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

As of October 31, 2023, the Company had no borrowings outstanding on the letter of credit sub-facility and no borrowings outstanding under the revolving credit facility.

On November 30, 2023, the Company entered into Amendment No. 3 to the Loan Agreement. See Note 14, Subsequent Events, for additional information.

Borrowings in UK

There were $0 and $0.4 million in borrowings outstanding under the Company’s credit facility with HSBC Bank at October 31, 2023 and January 31, 2023.

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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC (UK); Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, and JSC Bank Centercredit in Kazakhstan. The Company monitors its financial depositories by their credit rating, which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation, subject to certain limitations. There was approximately $6.3 million total included in the U.S. bank accounts and approximately $20.1 million total in foreign bank accounts as of October 31, 2023, of which $25.6 million was uninsured.

Major Customer

No customer accounted for more than 10% of net sales during the three and nine-month periods ended October 31, 2023 and 2022.

Major Supplier

No vendor accounted for more than 10% of purchases during the three and nine-month periods ended October 31, 2023 and 2022.

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

The Company recognized total stock-based compensation costs, which are reflected in operating expenses (in $000’s):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
2017 Plan:
Total restricted stock and stock option programs	$302	$351	$747	$1,141
Total income tax expense recognized for stock-based compensation arrangements	$63	$74	$157	$240

Restricted Stock and Restricted Stock Units

Under the 2017 Plan, as described above, the Company awarded performance-based and service-based shares of restricted stock and restricted stock units to eligible employees and directors. The following table summarizes the activity under the 2017 Plan for the nine months ended October 31, 2023 and 2022. This table reflects the amount of awards granted and the number of shares that would be vested if the Company were to achieve the maximum performance level under the June 2021, April 2022, June 2022 and March 2023 grants.

	Performance- Based	Service-Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2023	127,480	40,665	168,145	$22.95
Awarded	64,953	124,384	189,337	$14.02
Vested	(71,202)	(26,336)	(97,538)
Forfeited	(38,901)	(31,829)	(70,730)
Outstanding at October 31, 2023	82,330	106,884	189,214	$14.68

	Performance- Based	Service-Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2022	232,838	14,970	247,808	$20.89
Awarded	33,492	53,082	86,574	$18.17
Vested	(119,164)	(22,669)	(141,833)
Forfeited	-	-	-
Outstanding at October 31, 2022	147,166	45,383	192,549	$19.66

The actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a three-year performance measurement period based in part on measures that include Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) margin, revenue growth, and free cash flow for the June 2021 grants and revenue growth and EBITDA margin for the April 2022 and June 2022 grants and revenue growth, EBITDA margin and return on invested capital for the March 2023 grants. The performance targets have been set for each of the Minimum, Target, and Maximum levels. The actual performance amount achieved is determined by the Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence at the discretion of the Committee.

The compensation cost is based on the fair value at the grant date, recognized over the requisite performance/service period using the straight-line method, and periodically adjusted for the probable number of shares to be awarded. As of October 31, 2023, unrecognized stock-based compensation expense totaled $1.9 million pursuant to the 2017 Plan based on outstanding awards under the 2017 Plan. This expense is expected to be recognized over approximately two years.

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

As of October 31, 2023, there was $5.0 million remaining under the share repurchase program. The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

10. Income Taxes

The Company’s provision for income taxes for the three and nine months ended October 31, 2023 and 2022 is based on the estimated annual effective tax rate, in addition to discrete items.

The Company’s effective tax rate for the third quarter of FY24 was 26.4%, which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and Global Intangible Low-Taxed Income (“GILTI”).  The Company's effective tax rate for the third quarter of FY23 was 33.3% which differs from the U.S. federal statutory rate of 21%, primarily due to rate differentials in foreign tax jurisdictions and state income taxes.

The Company's effective tax rate for the nine months ended October 31, 2023 was 29.5%, which differs from the U.S. federal statutory rate of 21%, primarily due to rate differentials in foreign tax jurisdictions and GILTI. The Company’s effective tax rate for the nine months ended October 31, 2022 was 68.1%.  The Company recorded $2 million in withholding taxes for a planned repatriation of cash from our China operations.  In addition to the $2 million discrete item, in Q1 FY23, the Company recorded deferred tax benefits of $0.2 million related to accruals for China social taxes based on our evaluation of the deductibility of these items.  Excluding these discrete items, the effective rate was 33.8%, which differs from the U.S. federal statutory rate of 21%, primarily due to rate differentials in foreign tax jurisdictions and GILTI.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. The valuation allowance was $4.0 million and $3.6 million at October 31, 2023 and January 31, 2023, respectively.

11. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share as follows (in $000s except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$2,618	$1,431	$6,402	$1,690
Denominator:
Denominator for basic net income (loss) per share (weighted-average shares which exclude shares in the treasury, 1,358,208 and 1,330,694 at October 31, 2023 and 2022, respectively	7,428,557	7,514,725	7,344,559	7,600,272
Effect of dilutive securities from restricted stock plan	185,847	189,970	184,164	187,390
Denominator for diluted net income (loss) per share (adjusted weighted average shares)	7,614,404	7,704,695	7,528,723	7,787,662
Basic net income (loss) per share	$0.35	$0.19	$0.87	$0.22
Diluted net income (loss) per share	$0.34	$0.19	$0.85	$0.22

For the current and prior year periods presented, there were no securities excluded from the calculation of diluted earnigs per share because they were anti-dilutive.

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

During the third quarter, the Company sent a letter to the landlord outlining certain structural defects on the newly constructed facility in Monterrey, Mexico that would inhibit the Company from effectively utilizing the facility for its intended purpose.  The Company has initiated discussions with the landlord as to potential remedies which may inform our decision-making process with respect to this property.  Changes in our long-term intended use for the building may impact the carrying value of the currently recorded right of use asset.

               General litigation contingencies

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of October 31, 2023, to the best of the Company’s knowledge, there were no significant outstanding claims or litigation.

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

The table below represents information about reported segments for the three and nine month periods noted therein:

	Three Months Ended October 31,		Nine Months Ended October 31,
	(in millions of dollars)		(in millions of dollars)
	2023	2022	2023	2022
Net Sales:
USA Operations (including Corporate)	$16.2	$15.3	$46.3	$41.0
Other foreign	3.9	2.3	10.2	7.0
Europe (UK)	3.2	1.5	12.7	5.3
Mexico	1.6	1.4	5.2	4.1
Asia	12.1	16.8	34.1	50.8
Canada	2.7	2.4	7.2	6.9
Latin America	4.2	2.6	12.0	7.0
Less intersegment sales	(12.2)	(13.9)	(34.3)	(38.3)
Consolidated sales	$31.7	$28.4	$93.4	$83.8
External Sales:
USA Operations (including Corporate)	$15.1	$14.0	$42.6	$37.1
Other foreign	2.4	1.7	6.6	5.4
Europe (UK)	3.2	1.5	12.6	5.3
Mexico	1.0	1.0	2.9	2.9
Asia	3.1	5.2	9.7	19.2
Canada	2.7	2.4	7.2	6.9
Latin America	4.2	2.6	11.8	7.0
Consolidated external sales	$31.7	$28.4	$93.4	$83.8

Intersegment Sales:
USA Operations (including Corporate)	$1.1	$1.3	$3.7	$3.9
Other foreign	1.5	0.6	3.6	1.6
Europe (UK)	-	-	0.1	-
Mexico	0.6	0.4	2.3	1.2
Asia	9.0	11.6	24.4	31.6
Canada	-	-	-	-
Latin America	-	-	0.2	0.0
Consolidated intersegment sales	$12.2	$13.9	$34.3	$38.3

	Three Months Ended October 31,		Nine Months Ended October 31,
	(in millions of dollars)		(in millions of dollars)
	2023	2022	2023	2022
Operating Profit (Loss):
USA Operations (including Corporate)	$1.9	$(0.1)	$1.6	$(3.4)
Other foreign	0.6	0.3	1.8	0.4
Europe (UK)	(0.4)	(0.5)	-	(1.1)
Mexico	(0.4)	(0.3)	(1.3)	(0.9)
Asia	1.3	2.4	3.1	8.4
Canada	0.5	0.3	1.1	1.3
Latin America	0.8	0.4	2.9	1.2
Intersegment profit (loss)	(0.7)	(0.3)	0.1	(0.4)
Consolidated operating profit	$3.6	$2.2	$9.3	$5.5

	October 31, 2023	January 31, 2023
	(in millions of dollars)
Total Assets Less Intersegment:
USA Operations (including Corporate)	$57.2	$64.5
Other foreign	10.4	9.2
Europe (UK)	24.3	12.5
Mexico	10.5	5.3
Asia	27.4	35.6
Canada	7.1	5.8
Latin America	11.4	9.3
Consolidated assets	$148.3	$142.2

The table below presents external sales by product line:

	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, (in millions of dollars)
	2023	2022	2023	2022
External Sales by product lines:
Disposables	$11.9	$14.1	$36.7	$41.3
Chemical	4.7	5.2	15.4	17.5
Fire service	5.6	3.6	20.0	9.2
Gloves	0.5	0.6	1.7	1.7
High Visibility	2.6	1.7	5.4	4.6
High Performance Wear	2.4	1.3	5.2	3.8
Wovens	4.0	1.9	9.0	5.7
Consolidated external sales	$31.7	$28.4	$93.4	$83.8

14. Subsequent Events

On November 1, 2023, the Company’s Board of Directors declared a quarterly cash dividend. The quarterly dividend of $0.03 per share or approximately $0.2 million, was paid on November 22, 2023, to stockholders of record as of November 15, 2023.

On November 27, 2023, the Company sold its office and warehouse facility in Brantford, Ontario to an unrelated party for $4.9 million. The sale will result in a pre-tax gain, after selling expenses, of approximately $3.8 million. Going forward, the Company will utilize third party logistics providers for customer fulfillment in Canada.

On November 30, 2023 the Company acquired New Zealand-based Pacific Helmets NZ Limited (“Pacific”) in an all-cash transaction valued at approximately NZ$14.000,000 ($8.6 million), including assumption of debt, subject to post-closing adjustments and customary holdback provisions. The acquisition enhances Lakeland’s product portfolio, particularly within fire service protective helmets.  Headquartered in Whanganui, New Zealand, Pacific is a leading designer and provider of structural firefighting, wildland firefighting, and technical rescue helmets.  The transaction was funded through the revolving credit facility and cash balances.

On November 30, 2023, the Company entered into Amendment No. 3 to Loan Agreement by and between Bank of America, N.A. (the “Lender”) and the Company (the “Third Amendment”).  Pursuant to the Third Amendment, the Lender consented to the Company’s acquisition of one hundred percent (100%) of the equity interests of Pacific.  The Third Amendment further provided for certain amendments to the Loan Agreement to permit additional indebtedness to be made available to Pacific,  to exempt Pacific from certain requirements of the Loan Agreement pertaining to subsidiary guaranty and asset pledges that would otherwise be required under the Loan Agreement and to waive the Company’s borrowing base limitations through January 31, 2024.  The Third Amendment also provided for the reaffirmation of representations, warranties and covenants under the Loan Agreement as are customary in connection with similar amendments of credit documents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the historical financial statements and other financial information included elsewhere in this quarterly report on Form 10-Q. This Form 10-Q may contain certain forward-looking statements. When used in this Form 10-Q or in any other presentation, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “project,” “plan,” “seek,” “will,” “may,” “might,” “would,” “could” and similar expressions, are intended to identify forward-looking statements. They also include statements containing a projection of sales, earnings or losses, capital expenditures, dividends, capital structure or other financial terms and expectations with respect to the timing and intended use for our planned manufacturing expansion.

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

During the third quarter, the Company sent a letter to the landlord outlining certain structural defects on the newly constructed facility in Monterrey, Mexico that would inhibit the Company from effectively utilizing the facility for its intended purpose. The Company has initiated discussions with the landlord as to potential remedies which may inform our decision-making process with respect to this property. Changes in our long-term intended use for the building may impact the carrying value of the currently recorded right of use asset.

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

Our net sales attributable to customers outside the United States were $16.6 million and $14.4 million for the three months ended October 31, 2023 and 2022, respectively, and $50.8 million and $46.7 million for the nine months ended October 31, 2023 and 2022, respectively.

We are continually monitoring the potential financial impact of the Russian invasion of Ukraine on our operations.  For the nine months ended October 31, 2023, sales in Russia were approximately 3.2% of our consolidated sales and sales into Ukraine were not significant.  We do not have any capital assets in Russia.

We are monitoring the potential financial impact of the Middle East conflict.  The Company does not have physical assets in the Middle East but does have sales in the region. The continued conflict could have an impact on the level and timing of sales in the region.

Results of Operations

Three Months ended October 31, 2023, Compared to the Three Months Ended October 31, 2022

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

Net Sales. Net sales were $31.7 million for the three months ended October 31, 2023, an increase of $3.3 million or 11.6% compared to $28.4 million for the three months ended October 31, 2022.  Sales of our fire service and industrial product lines increased by $6.1 million, reflecting continued market share expansion in the first responder markets and ongoing strength in oil and gas turnarounds and utilities markets. Eagle contributed $1.3 million in fire service sales during the quarter.  Our sales were negatively impacted by declines in our disposable products, particularly in Asia, and chemical product lines by $2.8 million.

Gross Profit. Gross profit for the three months ended October 31, 2023 was $13.4 million, an increase of $1.1 million, or 8.9%, compared to $12.3 million for the three months ended October 31, 2022. Gross profit as a percentage of net sales declined to 42.2% for the three-month period ended October 31, 2023, from 43.3% for the three months ended October 31, 2022. Gross profit performance in the current period was positively impacted by increased revenue during the quarter, including sales of previously reserved excess inventory, partially offset by an adjustment for deferred profit in ending inventory. Major factors driving the change in gross margins in the three months ended October 31, 2023, were:

•	Adjustments for deferred profit in inventory and inventory revaluation amortizations.
•	Partially offset by reduction of total inventory including previously reserved excess inventory.

Operating Expense. Operating expenses decreased 4.0% from $10.1 million for the three months ended October 31, 2022 to $9.7 million for the three months ended October 31, 2023.  The Company evaluated the earnout consideration accrual related to the Eagle acquisition and reduced the accrual by $1.5 million, which was recorded during the third quarter as a reduction in operating expenses.  This decrease was partially offset by .increases in currency fluctuations of $0.7 million, primarily as a result of declines in the Argentine peso.  The remaining difference resulted from increases in selling expenses, travel and trade show expenses.  Operating expenses as a percentage of net sales was 30.7% for the three months ended October 31, 2023, an improvement from 35.5% for the three months ended October 31, 2022 primarily due to increased revenue.

Operating Profit. Operating profit increased to $3.6 million for the three months ended October 31, 2023 from $2.2 million for the three months ended October 31, 2022, due to the impacts detailed above. Operating margins were 11.4% for the three months ended October 31, 2023, as compared to 7.6% for the three months ended October 31, 2022.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $0.9 million for the three months ended October 31, 2023, compared to $0.7 million for the three months ended October 31, 2022. The effective rate for the three months ended October 31 2023, was 26.4%.  The effective rate for the three months ended October 31, 2022 was 33.3%.

Net Income (Loss). Net income for the three months ended October 31, 2023 was $2.6 million an increase of $1.2 million from net income of $1.4 million for the three months ended October 31, 2022.  The increase was due to the factors discussed above.

Nine Months ended October 31, 2023, Compared to the Nine Months Ended October 31, 2022

Net Sales. Net sales were $93.4 million for the nine months ended October 31, 2023 as compared to $83.8 million for the nine months ended October 31, 2022, an increase of 11.5%.  Our fire service and wovens product lines increased by $14.1 million in the period due to strengthening in the first responder and utilities markets and the impact of Eagle which contributed $6.8 million in sales.  Sales of our disposable and chemical product lines declined by $6.7 million due to diminishing COVID-19 demand and weakness in China.

Gross Profit. Gross profit was $40.0 million for the nine months ended October 31, 2023, an increase of $5.0 million, or 14.3%, from $35.0 million for the nine months ended October 31, 2022. Gross profit as a percentage of net sales increased to 42.8% for the nine months ended October 31, 2023, from 41.7% for the nine months ended October 31, 2022. Major factors driving gross margins were:

•	Increased sales in our strategic product lines.
•	Reduced manufacturing costs due to increased throughput.
•	Reduction in freight costs. ·
•	Reduction of total inventory including previously reserved excess inventory.
•	Partially offset by adjustments to deferred profit in ending inventory.

Operating Expense. Operating expenses increased $1.2 million, or 4.1%, to $30.7 million for the nine months ended October 31, 2023 from $29.5 million for the nine months ended October 31, 2022. Operating expenses as a percentage of net sales was 32.9% for the nine months ended October 31, 2023, down from 35.2% for the nine months ended October 31, 2022. The decreased percentage is primarily due to increased revenue. Selling expenses were higher by $0.7 million due to increases in sales commissions, freight out and higher travel, advertising and trade show expenses as COVID-19 restrictions have lifted.  General and administrative expenses increased by $0.5 million, with currency fluctuations accounting for $1.1 million of the increase due to the strengthening of the U.S. dollar primarily against the Chinese yuan and Argentine peso.  The remaining increase was due to increases in compensation, professional fees and intangibles amortization.  The Company evaluated the earnout consideration accrual related to the Eagle acquisition and reduced the accrual by $2.7 million, which was recorded during the third quarter as a reduction in operating expenses.  Severance costs of $0.8 million were partially offset by $0.4 million of forfeitures of equity awards on equity compensation expense recorded in the nine months ended October 31, 2023.

Operating Profit. Operating profit increased to $9.3 million for the nine months ended October 31, 2023 from $5.5 million for the nine months ended October 31, 2022, due to the impacts detailed above. Operating margins were 9.9% for the nine months ended October 31, 2023, as compared to 6.5% for the nine months ended October 31, 2022.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $2.7 million for the nine months ended October 31, 2023, compared to $3.6 million for the nine months ended October 31, 2022.

In Q2 FY23, the Company recorded $2 million in withholding taxes for a planned repatriation of cash from our China operations during FY23. In Q1 FY23, the Company recorded deferred tax benefits of $0.2 million related to accruals for China social taxes.  Excluding these discrete items, the Company’s effective rate was 29.5% and 33.8% for the nine months ended October 31, 2023 and 2022, respectively.

Net Income (Loss). Net income increased by $4.7 million to $6.4 million for the nine months ended October 31, 2023 from $1.7 million for the nine months ended October 31, 2022.

Significant Balance Sheet Fluctuation October 31, 2023, Compared to January 31, 2023

Cash increased by $1.8 million due to $7.7 million in cash provided by operations primarily due to a $3.2 million reduction in inventory coupled with profitable operations.  Offsetting the operating cash flow were $3.0 million in investing activities split between capital equipment and additional investment in Bodytrak. Financing activities, primarily quarterly dividends, UK borrowing repayments and treasury stock purchases totaled $1.8 million.  Finally, cash balances were impacted by $1.1 million due to currency fluctuations, primarily the Chinese yuan and Argentine peso.

The Company invested $1.5 million for the nine months ended October 31, 2023 in manufacturing equipment purchases and made an additional investment in Bodytrak of $1.5 million.

Net cash used in financing activities was $1.8 million for the nine months ended October 31, 2023, due to $0.7 million in dividends paid, $0.3 million in shares repurchased, $0.4 million repayments of short term borrowings and $0.4 million in shares returned to pay income taxes on shares vested under our equity compensation program.

Capital expenditures for the three and nine months ended October 31, 2023 were $0.4 million and $1.5 million, respectively.

Liquidity and Capital Resources

At October 31, 2023, cash and cash equivalents were approximately $26.4 million and working capital was approximately $88.5 million. Cash and cash equivalents increased $1.8 million and working capital increased $1.5 million from January 31, 2023.

Of the Company’s total cash and cash equivalents of $26.4 million as of October 31, 2023, cash held in Latin America of $5.2 million, cash held in Russia and Kazakhstan of $0.9 million, cash held in the UK of $1.4 million, cash held in India of $1.2 million, cash held in Hong Kong of $0.4 million and cash held in Vietnam of $1.6 million would not be subject to additional US tax in the event such cash was repatriated due to the change in the US tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). If the Company repatriates any of the $5.9 million balance at October 31, 2023 of cash from China, there could be an additional 10% withholding tax incurred in that country.

Net cash provided by operating activities of $7.7 million for the nine months ended October 31, 2023 was primarily due to net income of $6.4 million offset by non-cash items of $1.8 million for deferred taxes, depreciation and amortization, stock compensation and reduction in the accrued Eagle earnout, offset by net increase in working capital of $3.1 million. Net cash used in investing activities of $3.0 million for the nine months ended October 31, 2023 reflects manufacturing equipment purchases and the additional investment in Bodytrak of $1.5 million. Net cash used in financing activities was $1.8 million for the nine months ended October 31, 2023, due to $0.7 million in dividends, $0.3 million in shares repurchased under our share repurchase program, $0.4 million of repayment of short-term borrowings, and shares returned to pay income taxes on shares vested under our equity compensation program.

We believe our current cash balance and cash flow from operations will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.  However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect.

On June 25, 2020, we entered into a Loan Agreement with Bank of America (“Lender”). The Loan Agreement, as amended through November 30, 2023  (the “Loan Agreement”), provides the Company with a secured $25.0 million revolving credit facility, which includes a $5.0 million letter of credit sub-facility. The Company may request from time to time an increase in the revolving credit loan commitment of up to $5.0 million (for a total commitment of up to $30.0 million). Borrowing pursuant to the revolving credit facility is subject to a borrowing base amount calculated as (a) 80% of eligible accounts receivable, as defined, plus (b) 50% of the value of acceptable inventory, as defined, minus (c) certain reserves as the Lender may establish for the amount of estimated exposure, as reasonably determined by the Lender from time to time, under certain interest rate swap contracts. The borrowing base limitation only applies during periods when the Company’s quarterly funded debt to EBITDA ratio, as defined, exceeds 2.00 to 1.00, however, the borrowing base limitation has been waived through January 31, 2024 as a result of the Third Amendment to the Loan Agreement. The Loan Agreement permits, without the prior consent of the Lender, acquisitions of a business or its assets by the Company or its subsidiaries if there is no default under the Loan Agreement and the aggregate consideration does not exceed $7.5 million for any individual acquisition or $15.0 million on a cumulative basis for all such acquisitions. The credit facility will mature on June 25, 2025.

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

On November 30, 2023, the Company entered into Amendment No. 3 to Loan Agreement by and between the Lender and the Company (the “Third Amendment”).  Pursuant to the Third Amendment, the Lender consented to the Company’s acquisition of one hundred percent (100%) of the equity interests of Pacific.  The Third Amendment further provided for certain amendments to the Loan Agreement to permit additional indebtedness to be made available to Pacific, to exempt Pacific from certain requirements of the Loan Agreement pertaining to subsidiary guaranty and asset pledges that would otherwise be required under the Loan Agreement and to waive the Company’s borrowing base limitations through January 31, 2024.  The Third Amendment also provided for the reaffirmation of representations, warranties and covenants under the Loan Agreement as are customary in connection with similar amendments of credit documents.

The Loan Agreement requires the Company to maintain a Funded Debt to EBITDA (as each such term is defined in the Loan Agreement) ratio of 3.0 to 1.0 or less and a Basic Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of at least 1.15 to 1.0. The Loan Agreement also contains customary covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, pay dividends, or merge, consolidate or sell or otherwise transfer assets.  The Company was in compliance with all of its debt covenants as of October 31, 2023.

On November 30, 2023, the Company acquired Pacific in an all-cash transaction valued at approximately $8.6 million including assumption of debt, subject to post-closing adjustments and customary holdback provisions. The transaction was funded through the revolving credit facility and cash balances.

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

There is approximately $5.0 million remaining under the share repurchase program at October 31, 2023.  The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

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

On November 1, 2023, the Board of Directors declared a quarterly cash dividend. The quarterly dividend of $0.03 per share was paid on November 22, 2023, to stockholders of record as of November 15, 2023.

Capital Expenditures. Our capital expenditures for the nine months ended October 31, 2023 of $1.5 million principally relate to capital purchases for our manufacturing facilities in Mexico.  We anticipate FY24 capital expenditures to be approximately $2.0 million as we invest in strategic capacity expansion and replace existing equipment in the normal course of operations.  We expect to fund the capital expenditures from our cash flow from operations.  The Company may also expend funds in connection with potential acquisitions.

During the third quarter, the Company sent a letter to the landlord outlining certain structural defects on the newly constructed facility in Monterrey, Mexico that would inhibit the Company from effectively utilizing the facility for its intended purpose.  The Company has initiated discussions with the landlord as to potential remedies which may inform our decision-making process with respect to this property.  Changes in our long-term intended use for the building may impact the carrying value of the currently recorded right of use asset.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our fiscal year 2023 Form 10-K. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult, or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2023 Form 10-K. There have been no significant changes in the application of our critical accounting policies during the nine months ended October 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item and therefore, no disclosure is required under Item 3 for the Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of October 31, 2023. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of October 31, 2023, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

Other than continuing to make progress on the ongoing remediation efforts described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2023 that materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

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

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock during the third quarter of fiscal 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Programs
August 1 – August 31	---	$	---	---	$5,030,479
September 1 – September 30	771		$—	—	$5,030,479
October 1 – October 31	---	$	---	---	$5,030,479
Total	771	$	---	---	$5,030,479

(1)	Includes withholding of 771 restricted shares to cover taxes on vested restricted shares during the third quarter of FY24.

Item 6. Exhibits:

Exhibits:

* Filed herewith

† Furnished herewith

3.1

Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended  (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc.’s Registration Statement on Form S-8 filed on September 3, 2021)

3.2	Amended and Restated Bylaws of Lakeland Industries Inc. (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 8-K filed April 28, 2017)
10.1*	General Release and Separation Agreement, dated October 19, 2023, by and between Lakeland Industries, Inc. and Charles D. Roberson
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934
32.1†	Certification of Chief Executive Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended October 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations,  (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND INDUSTRIES, INC. (Registrant)

Date: December 7, 2023	/s/ Roger D. Shannon
Roger D. Shannon, Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

