Form 10-K
period 2024-01-31
LAKELAND INDUSTRIES INC
filed 2024-04-11
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates as of July 31, 2023 was approximately $118.8 million. As of April 10, 2024, there were outstanding 7,371,730 shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Security Exchange Act of 1934 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

LAKELAND INDUSTRIES, INC.

ii

Information Relating to Forward-Looking Statements

This Annual Report on Form 10-K may contain (and verbal statements made by Lakeland Industries, Inc. may contain) "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or future financial performance and involve various assumptions, known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, but are not limited to, those listed in this report under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” "objectives," “anticipates,” “believes,” “estimates,” “predicts,” “potential” or other comparable words. Actual results, performance or outcomes may differ materially from those expressed or implied by these forward-looking statements and may not align with historical performance and events due to a number of factors, including those discussed in the sections of this report described above. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and caution should be exercised against placing undue reliance upon such statements, which are based only on information currently available to us and speak only as of the date hereof. We are under no duty to update publicly any of the forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Lakeland Industries, Inc. (the “Company” or “Lakeland,” “we,” “our,” or “us”) was incorporated in the State of Delaware in 1986. Our executive office is located at 1525 Perimeter Parkway, Suite 325, Huntsville, AL 35806, and our telephone number is (256) 350-3873. Our website is located at www.lakeland.com. Information contained on our website is not part of this report.

ITEM 1. BUSINESS

Overview – Lakeland Industries is a global provider of quality safety products that protect the world’s workers, first responders, and communities during the most critical situations. The Company’s products, which are governed by rigorous safety standards and regulations, are used to either protect the wearer from their environment or protect a product or process from the wearer in a broad range of markets around the world, including chemical, clean room, energy, fire service, manufacturing, and utility applications. Lakeland’s product portfolio includes firefighter protective apparel and accessories, high-end chemical protective suits, limited use/disposable protective clothing, durable woven garments, high visibility clothing, gloves, and protective sleeves.

The Company’s strong market position across its focus product categories and markets is supported by continued and increasing investment in its global footprint, particularly owning and operating its own manufacturing facilities acquiring complementary companies or products that expand and enhance product offerings and/or geographic customer territories, and investing in sales and marketing resources in countries around the world. We believe that ownership of manufacturing is the keystone to building a resilient supply chain and providing high-quality products to our customers. Having seven manufacturing locations in seven countries on five continents, coupled with sourcing core raw materials from multiple suppliers in various countries, affords Lakeland with superior manufacturing capabilities and supply chain resilience when compared to our competitors who use contractors.  Additionally, our focus on providing customers with best-in-class service includes the strategic location of our sales team members. Lakeland has 95 sales employees located in 24 countries selling into more than 50 countries globally.

Lakeland is committed to protecting the world’s workers, first responders, and communities while creating shareholder value. Key elements of our corporate strategy include:

•	Creating a high-performance culture driven by our corporate values,
•	Investing resources in high-growth geographies and product categories,
•	Building a premier global firefighter safety brand through product and marketing enhancements,
•

Driving profitable growth in high-end chemical and limited-use/disposable protective clothing through product development, strategic pricing initiatives, channel diversification, and operations optimization, and

•	Acquiring companies that improve Lakeland’s competitive advantage in focus markets.

On November 30, 2023 the Company acquired New Zealand-based Pacific Helmets NZ Limited (“Pacific”) in an all-cash transaction valued at approximately NZ$14,000,000 ($8.6 million) including assumption of debt, subject to post-closing adjustments and customary holdback provisions. The acquisition enhances Lakeland’s product portfolio, particularly within fire service protective helmets.  Headquartered in Whanganui, New Zealand, Pacific is a leading designer and provider of structural firefighting, wildland firefighting, and technical rescue helmets.

For purposes of this Form 10-K, (a) FY refers to a fiscal year ended January 31; for example, FY24 refers to the fiscal year ended January 31, 2024 and (b) Q refers to a quarter, for example Q4 FY 24 refers to the fourth quarter of the fiscal year ended January 31, 2024.

Segments – The Company has seven revenue-generating reportable geographic segments under ASC Topic 280 “Segment Reporting”: USA Operations, Other Foreign, Europe (UK), Mexico, Asia, Canada, and Latin America. Segment information is presented in Note 13 – Segment Information of the consolidated financial statements in Part II Item 8 of this Form 10-K. Because our consolidated financial statements are stated in U.S. dollars and much of our business is conducted outside the U.S., currency fluctuations may affect our results of operations and financial position and may affect the comparability of our results between financial periods.

Products – We design, manufacture, and sell a multifaceted line of safety products to protect the world’s workers, first responders, and communities during the most critical situations. The following is a brief description of each of our product categories.

Firefighter Protective Apparel and Accessories

We offer a complete line of NFPA and CE compliant structural firefighter (turnout gear) and wildland firefighter protective apparel for domestic and foreign fire departments. Our turnout gear is available both in standard stock patterns and customer configurations. Through our acquisition of Pacific Helmets we design and manufacture structural firefighting helmets, wildland firefighting helmets, and safety helmets for rescue, paramedic, and other applications. Additionally, we offer firefighter accessories including particulate-blocking hoods and fire gloves. Effective February 5, 2024, through our acquisition of Jolly Scarpe S.p.A. and Jolly Scarpe Romania S.R.L. (collectively, “Jolly”), we now manufacture and sell a comprehensive range of firefighting and safety boot models. See Note 15, “Subsequent Events,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information.

High-End Chemical Protective Suits

We manufacture and sell heavy-duty chemical protective suits and protective apparel from our proprietary CRFR, ChemMax® 3, 4, Interceptor and other fabrics. These suits are worn by individuals on hazardous material teams and within general industry to provide protection from powerful, highly concentrated, toxic and/or potentially lethal chemicals and biological toxins. These suits are protective against toxic wastes at Superfund sites, toxic chemical spills or biological discharges, chemical or biological warfare weapons (such as sarin, anthrax or ricin and mustard gas) and chemicals and petro-chemicals present during the cleaning of refineries and nuclear facilities, and volatile organic compounds (VOCs) in industrial applications, and protection from infectious diseases such as Avian Flu and Ebola. We believe that we offer the most complete and cost-effective line of chemical protective garments available on the market today. Garments are certified to both NFPA, CE, ISO, and other international standards allowing us to offer products composed of these fabrics worldwide.

Limited Use/Disposable Protective Clothing

We manufacture a complete line of limited use/disposable protective garments, including coveralls, laboratory coats, shirts, pants, hoods, aprons, sleeves, arm guards, caps and smocks. Typical users of these garments include integrated oil/petrochemical refineries, chemical plants, automotive manufacturers, pharmaceutical companies, construction companies, coal, gas and oil power generation utilities and telephone utility companies, laboratories, mortuaries and governmental entities. Numerous smaller industries use these garments for specific safety applications unique to their businesses. Additional applications include protection  from viruses and bacteria, such as Ebola, AIDS, streptococcus, SARS, hepatitis, and COVID-19 at medical facilities, laboratories, and emergency rescue sites. Clean manufactured and sterilized versions of our MicroMAX NS product, trademarked CleanMax, are used in aseptic laboratories to protect both the wearer and the product from cross contamination.

Durable Woven Garments

We manufacture and market a line of durable, launderable woven garments that complement our firefighting and heat protective offerings and provide alternatives to our limited use/disposable protective clothing lines. These products provide us access to the much larger woven industrial and health care-related markets. Woven garments are favored by customers for certain applications because of familiarity with and acceptance of these fabrics. These products allow us to supply and satisfy a broader range of our end users’ safety needs.

High Visibility Clothing

Lakeland’s High-Visibility Division manufactures and markets a comprehensive line of reflective apparel that meets the American National Standards Institute (ANSI) requirements and multiple national standards around the world. The line includes vests, T-shirts, sweatshirts, jackets, coats, raingear, jumpsuits, hats and gloves.

Gloves and Sleeves

We manufacture and sell specially designed glove and sleeve products made from Kevlar®, a cut and heat-resistant fiber produced by DuPont, Spectra®, a cut-resistant fiber made by Honeywell, and our own patented engineered yarns.  These gloves offer a better overall level of protection and lower worker injury rate and are more cost-effective than traditional leather, canvas or coated work gloves.  These gloves allow workers to handle sharp or jagged unfinished sheet metal safely, and are used primarily in the automotive, glass and metal fabrication industries.

Customers – The majority of our sales are made through distribution. For the year ended January 31, 2024, no individual customer represented more than 10% of our sales.

Sales and Marketing - Domestically, we employ a field sales force, organized in four vertical sales groups (industrial, fire service, critical environment, and utilities), to better support customers and enhance marketing. We further leverage our in-house sales team with independent sales representatives to a global network of over 2,000 safety and industrial supply distributors who buy our products for resale and typically maintain inventory at the local level in order to assure quick response times and the ability to serve their customers properly.

Internationally, Lakeland has sales representatives in 23 countries outside the U.S. and sells products in more than 50 countries. Our sustainable market advantages continue to be our knowledge of global standards, the quality of our product offering and the fact that we manufacture our own products. We aim to provide our customers with the highest quality products and excellent customer service.

Competition – The global safety products market is broad with many verticals based upon product type and end-use. We compete in a subset of the larger safety market primarily focusing on firefighter apparel, chemical suits, and limited-use/disposable protective clothing. Over the long term, we believe global demand for safety products will continue to grow as the procurement of PPE is non-discretionary and often mandated by industry standards and government regulations which are increasing in global adoption.

The safety products market is highly competitive and fragmented, with participants ranging in size from small companies focusing on a single type of PPE to several large multinational corporations that supply many types of safety products. Our main competitors vary by region and product. We compete on the basis of our product quality, product availability, cost of ownership, brand recognition, and customer service. We believe Lakeland is favorably positioned in its focus markets as a result of our high-quality offerings, global footprint, and brand recognition.

Patents and Trademarks – We own 14 patents with the U.S. Patent and Trademark Office. We own 76 trademarks. Our active U.S. patents expire between 2024 and 2037.  Intellectual property rights that apply to our various products include patents, trade secrets, trademarks and, to a lesser extent, copyrights. We maintain an active program to protect our technology, filing for patent and trademark protection in multiple countries where our product may be “knocked off” or where significant sales of our products exist. Information regarding risks associated with our proprietary technology and our intellectual property rights may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

Raw Materials and Suppliers - Our policy is to qualify multiple vendors for our fabrics and bindings whenever possible. We frequently distribute our purchases among the top two or three suppliers, based on pricing and delivery schedules, in order to keep multiple suppliers qualified and proficient in the manufacture of the raw materials that we require. Materials, such as polypropylene, polyethylene, polyvinyl chloride, spunlaced polyester, melt blown polypropylene and their derivatives and laminates, are available from 30 or more major mills. FR fabrics are also available from a number of both domestic and international mills. The accessories used in the production of our disposable garments, such as thread, boxes, snaps and elastics, are obtained from unaffiliated suppliers. We currently use more than 25 suppliers located in the U.S. and internationally to supply our key fabrics.  We have not experienced difficulty in obtaining our requirements for these commodity component items. Due to the high cost of freight for our nonwoven fabrics, we also seek to find multiple sources that are local to our manufacturing to emergency demand and shift manufacturing between our locations with greater ease.

Human Capital - As of January 31, 2024, the Company employed approximately 1,750 people worldwide, of which approximately 1,700 were full-time and approximately 50 were part-time. Approximately 90 were employed in the United States and 1,660 were employed outside of the United States. Approximately 1,200 employees, or 70% of our global workforce, are covered by collective bargaining agreements or works councils. Overall, we consider our employee relations to be good. Our culture is important to our success.

Health and Safety. The health and safety of our employees is of utmost importance to us. We conduct regular self-assessments and audits to ensure compliance with our health and safety guidelines and regulatory requirements. Our ultimate goal is to achieve a level of work-related injuries as close to zero as possible through continuous investment in our safety programs. We provide protective gear (e.g. eye protection, masks and gloves) as required by applicable standards and as appropriate given employee job duties. Additionally, during the COVID-19 pandemic, we invested heavily to help ensure the health of our employees. Through the use of education and awareness, provision of necessary PPE, and changes to our manufacturing sites and screening, we strive to make our workplaces a safe place for employees during the workday.

Hiring Practices. We recruit the best people for the job without regard to gender, ethnicity or other protected traits, and it is our policy to comply fully with all domestic, foreign and local laws relating to discrimination in the workplace.

Diversity and Inclusion. Recognizing and respecting our global presence, we strive to maintain a diverse and inclusive workforce everywhere we operate. Almost 50% of our employees worldwide are female and, in the U.S., non-Caucasian employees account for more than 50% of the employee base. Our diversity and inclusion principles are also reflected in our employee training, particularly our policies against harassment and bullying and the elimination of bias in the workplace.

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

Government Regulation – We are governed by regulations that affect the manufacture, distribution, marketing and sale of our products, including regulations relating to various environmental, health and safety matters. These regulations differ among and within every country in which we operate. We are not involved in any pending or, to our knowledge, threatened governmental proceedings, which would require curtailment of our operations because of such laws and regulations. Changes in regulations, guidelines, procedural precedents and enforcement take place frequently and can impact the size, growth potential and profitability of products sold in each market. See “- Environmental Matters” below for additional discussion of environmental regulations.

International and Domestic Standards.  Globally, standards development continues to challenge Industrial protective clothing manufacturers. The pace of change and adoption of new standards continues to increase as standards for more hazards are added and deficiencies in existing standards are corrected.  Complex and changing international standards play to Lakeland’s strengths when compared to most multinationals or smaller manufacturers. Lakeland currently sits on committees and/or works closely with groups involved in writing many international standards such as the American Society for Testing and Materials International (“ASTM”), the National Fire Protection Association (“NFPA”), International Safety Equipment Association (“ISEA”), the European Committee for Standardization (“CEN”), ISO, the China National Standards Board (“GB”) in China, and the Standards Australia and Standards New Zealand (“ASNZ”).

Globally, not only are the standards continuing to change, but the focus of standards activity is shifting.  In response to the increasing use of certification processes as a technical barrier to trade, standards writing bodies in the U.S. and Europe have concluded efforts to update and define conformity assessment (ANSI/ISEA 125 and the PPE Regulation respectively) within their own spheres of influence. Unfortunately, these are not “international standards” and can be easily ignored by other countries that wish to impose their own conformity assessment systems on importers. The result is an increasingly dynamic standards environment where not only are the standards changing, but the minimum requirements for conformity with the certification process itself are changing.

A number of developing nations are now becoming active in development of their own standards based on existing international standards.  This presents a new challenge in that not only are we faced with multiple test methods and standards, but we have the potential for multiple certification processes. While this adds to product development and sales expenses, the additional cost is only incremental. The real challenge is in navigating the certification process itself. This is a significant impediment to entry for companies seeking to expand sales distribution globally.

In many cases products preferred in one market are not acceptable in another and multiple conformity assessments are required for the same standard certification. This is both technically challenging and costly. By virtue of its international manufacturing and sales operations, Lakeland is uniquely positioned to capitalize on this complex dynamic.

Environmental Matters. We are subject to various foreign, federal, state and local environmental protection, chemical control, and health and safety laws and regulations, and we incur costs to comply with those laws. We own and lease real property, and certain environmental laws hold current or previous owners or operators of businesses and real property responsible for contamination on or originating from property, even if they did not know of, or were not responsible for the contamination. The presence of hazardous substances on any of our properties or the failure to meet environmental regulatory requirements could affect our ability to use or sell the property or to use the property as collateral for borrowing and could result in substantial remediation or compliance costs.

Per- and polyfluoroalkyl substances (PFAS) are man-made chemicals that have been used in industry and consumer products worldwide since the 1940s. PFAS have been widely used to make products more resistant to heat, oils, grease, chemicals, and water. Therefore, PFAS may be found in everyday consumer goods such as food packaging, nonstick cookware, stain-resistant fabrics and carpets, some cosmetics, water-repellent clothing, and some firefighting foams. PFAS are now the subject of increasing regulatory attention. Both the EPA and the European Union have proposed draft regulations regarding PFAS, which include restrictions, data gathering and/or phase-out requirements. In the United States, a number of states have also developed regulatory standards, product reporting, and/or phase-out requirements.

Certain fabric components of firefighter turnout gear manufactured by our suppliers contain PFAS to achieve water, oil, or chemical resistance. Although we understand some suppliers have investigated PFAS-free alternatives that may become available in the future, no manufacturer of firefighter turnout gear is currently able to meet the current NFPA safety standards without using certain fabric components that contain PFAS. Some of our suppliers have notified us that they add PFAS to their fabric components to achieve the NFPA performance requirements.  The Company has been named as a party to a number of lawsuits filed by firefighters related to PFAS.  These cases are consolidated in In re: Aqueous Film-Forming Foams Products Liability Litigation, MDL No.: 2:18-mn-2873-RMG (District of South Carolina, Charleston Division). These matters are at an early stage with numerous factual and legal issues to be resolved.

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

Seasonality – Our operations have historically been moderately seasonal, with higher sales generally occurring in March, April and May when scheduled maintenance on nuclear, coal, oil and gas fired utilities, chemical, petrochemical and smelting facilities, and other heavy industrial manufacturing plants occurs, primarily due to moderate spring temperatures and low energy demands. Sales decline during the warmer summer vacation months and gradually increase from Labor Day through the fall with slight declines again during holidays, such as Christmas and the Chinese New Year. As a result of this seasonality in our sales, we have historically experienced a corresponding seasonality in our working capital, specifically inventories, with peak inventories occurring between December and May, coinciding with lead times required to accommodate the spring maintenance schedules. Certain of our large customers seek sole sourcing to avoid sourcing their requirements from multiple vendors whose prices, delivery times and quality standards differ.

In recent years, our historical seasonal pattern has shifted due to increased demand by first responders for our chemical suits and fire gear, our growing sales into the southern hemisphere, and our development of non-seasonal products like CleanMAX. While we doubt that we will ever fully eliminate seasonality in our business, we continue our efforts to diminish its impact on revenues, operational results, working capital and cash flow, by focusing on sales into non-seasonal markets like clean rooms, electric utilities and the fire service markets.

Available Information - Our Internet address is www.Lakeland.com. We make the following filings available free of charge on the Investor Relations page on our website as soon as they have been electronically filed with or furnished to the Securities and Exchange Commission ("SEC"): our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as our proxy statement. Information contained on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers like us who file electronically with the SEC.

Information about our Executive Officers

The following is a list of the names and ages of all of our executive officers indicating all positions and offices they hold with us as of April 10, 2024.

Name	Age	Position
James M. Jenkins	59	Acting President and Chief Executive Officer, and Executive Chairman
Roger D. Shannon	59	Chief Financial Officer and Secretary
Hui (Helena) An	50	Chief Operating Officer
Joshua Sletten	33	Vice President of Corporate Development and Strategy

James M. Jenkins was appointed Acting President and Chief Executive Officer on February 1, 2024. Mr. Jenkins was appointed the Company's Executive Chairman on August 30, 2023. Previously, he served as Chairman of the Board from February 1, 2023 through August 2023 and as a director since 2016. Mr. Jenkins also served on our Board from 2012 to 2015 and was a member of the Audit and Corporate Governance Committees. Mr. Jenkins is currently the General Counsel and Vice President of Corporate Development for Transcat, Inc., a provider of calibration, repair, inspection and laboratory services. Before joining Transcat, Mr. Jenkins was a partner at Harter Secrest & Emery LLP, a regional law firm in New York State, where his practice focused on corporate governance and general corporate law matters, including initial and secondary public offerings, private placements, mergers and acquisitions, and securities law compliance.

Roger D. Shannon has served as our Chief Financial Officer since February 1, 2023 and Secretary since February 1, 2024. Mr. Shannon was Chief Financial Officer and Treasurer of Charah Solutions from June 2019 to October 2022. Mr. Shannon previously served in various roles, including Chief Financial Officer, Senior Vice President of Finance, Treasurer and Head of Corporate Development at ADTRAN, a publicly traded provider of next-generation networking solutions, from November 2015 to June 2019. Mr. Shannon also served as Chief Financial Officer and Treasurer for Steel Technologies and various senior finance roles at the Brown-Forman Corporation, British American Tobacco, and accounting positions at Vulcan Materials Company, Lexmark International and KPMG.

Helena An has served as our Chief Operating Officer since April 6, 2023. Ms. An previously served as our Vice President of Procurement and Asia Manufacturing since 2018. Ms. An has been with Lakeland for over 25 years in various procurement and manufacturing leadership positions.

Joshua Sletten was appointed Vice President of Corporate Development and Strategy on April 6, 2023. He has been instrumental in the development and execution of the Company's global strategy toward higher-value products and revenue growth. He previously served as Vice President of Corporate Development since June 2021. From July 2019 to May 2021, Mr. Sletten was Vice President, Mergers & Acquisitions for Craig-Hallum Capital Group LLC, an investment banking firm. Mr. Sletten held various mergers and acquisitions roles in private equity and corporate functions from 2013 to 2019, including The IMAGINE Group, General Mills, and ShoreView Industries, LLC.

ITEM 1A RISK FACTORS

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

Because most of our products are manufactured at our facilities located in China, Vietnam, Mexico, Argentina and India, our operations are subject to risks inherent in doing business internationally. Such risks include the adverse effects on operations from corruption, war, international terrorism, civil disturbances, political instability, government activities such as border taxes and renegotiation of treaties, deprivation of contract and property rights and currency valuation changes.

Based on the complex relationships between China and the U.S., there is an inherent risk that political, diplomatic, military, or other events could result in business disruptions, including increased regulatory enforcement against companies, tariffs, trade embargoes, and export restrictions. Tariffs increase the cost of our products and the components and raw materials that go into making them. These increased costs adversely impact the gross margin we earn on our products. Tariffs can also make our products more expensive for customers, which could make our products less competitive and reduce consumer demand. Countries may also adopt other measures, such as controls on imports or exports of goods, technology, or data, that could adversely impact the Company’s operations and supply chain and limit the Company’s ability to offer our products and services as designed. These measures can require us to take various actions, including changing suppliers and restructuring business relationships. Changing our operations in accordance with new or changed trade restrictions can be expensive, time-consuming, disruptive to our operations and distracting to management. Such restrictions can be announced with little or no advance notice, and we may not be able to mitigate all adverse impacts from such measures, effectively. Political uncertainty surrounding trade and other international disputes could also have a negative effect on consumer confidence and spending. Any of these events could reduce customer demand, increase the cost of our products and services, or otherwise have a materially adverse impact on our customers’ and suppliers’ businesses and results of operations.

A terrorist attack or other geopolitical crisis could negatively impact our domestic and/or international operations.

Our global operations are susceptible to global events, including acts or threats of war or terrorism, international conflicts, political instability, and natural disasters. The occurrence of any of these events could have an adverse effect on our business results and financial condition.

The impact of the invasion of Ukraine, including economic sanctions or additional war or military conflict, as well as potential responses to them by Russia, could adversely affect the Company’s business, supply chain, suppliers or customers and potentially heighten our risk of cyber-attacks. In addition, the continuation of Russia's invasion of Ukraine could lead to other disruptions, instability, and volatility in global markets and industries that could negatively impact the Company’s operations. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, the availability of raw materials, supplies, freight and labor, currency exchange rates and financial markets, all of which could impact the Company’s business, financial condition and results of operations.

Further escalation of specific trade tensions, including those between the U.S. and China, or more broadly in global trade conflicts, could adversely impact the Company's business and operations. The Company's business is also impacted by social, political, and labor conditions in locations in which the Company or its suppliers or customers operate; adverse changes in the availability and cost of capital; monetary policy; interest rates; inflation; recession; commodity prices; currency volatility or exchange control; ability to expatriate earnings; and other laws and regulations in the jurisdictions in which the Company or its suppliers or customers operate. For example, changes in local economic conditions or outlooks, such as lower economic growth rates in China, Europe, or other key markets, impact the demand or profitability of the Company's products.

Pandemics or disease outbreaks, such as COVID-19, may cause unfavorable economic or market conditions, which could impact demand patterns and/or disrupt global supply chains and manufacturing operations.

Collectively, these outcomes could materially and adversely affect our business, results of operations and financial condition. Pandemics or disease outbreaks such as COVID-19 could result in a widespread health crisis that could adversely affect the economies of developed and emerging markets, potentially resulting in an economic downturn that could affect customers’ demand for our products in certain industrial-based end-markets. The spread of pandemics or disease outbreaks may also disrupt the Company’s manufacturing operations, supply chain, or logistics necessary to import, export and deliver products to our customers. During a pandemic or crisis, applicable laws and response directives could, in some circumstances, adversely affect our ability to operate our plants, or to deliver our products in a timely manner. The enactment of laws and directives aimed at mitigating health crises may also hinder our ability to move certain products across borders. Economic conditions can also influence order patterns. These factors could negatively impact our consolidated results of operations and cash flow.

We have significant international operations and are subject to the risks of doing business in foreign countries, particularly in China and Vietnam, which could affect our ability to manufacture or sell our products, obtain products from foreign suppliers or control the costs of our products.

We have business operations in approximately 60 foreign countries. In FY24, more than half of our net sales were made by operations outside the United States. Those operations are subject to various political, economic and other risks and uncertainties, which could have a material adverse effect on our business. These risks include the following:

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

Our business operations may be adversely affected by the current and future political environment in the People’s Republic of China (“PRC”). The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate under the PRC may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under its current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies or that it will not significantly alter these policies from time to time without notice. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises.

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

We face additional risks in the PRC due to the country’s historically limited recognition and enforcement of contractual and intellectual property rights. We may experience difficulty enforcing our intellectual property rights in the PRC. Unauthorized use of our technologies and intellectual property rights by partners or competitors may dilute or undermine the strength of our brands. If we cannot adequately monitor the use of our technologies and products or enforce our intellectual property rights in the PRC or contractual restrictions relating to the use of our intellectual property by Chinese companies, our revenue could be adversely affected.

Our entities are subject to laws and regulations applicable to foreign investment in the PRC. There are uncertainties regarding the interpretation and enforcement of laws, rules and policies in the PRC. Because many laws and regulations are relatively new, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the interpretation of statutes and regulations may be subject to government policies reflecting domestic political agendas. Enforcement of existing laws or contracts based on existing laws may be uncertain and sporadic. As a result of the foregoing, it may be difficult for us to obtain swift or equitable enforcement of laws ostensibly designed to protect companies like ours, which could have a material adverse effect on our business and results of operations.

Any one or more of these risks could have a negative impact on the success of our international operations and, thereby, have a material adverse effect on our business, consolidated results of operations and financial condition.

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

Our ability to manufacture, distribute and sell products is critical to our operations. These activities are subject to inherent risks such as natural disasters, power outages, fires or explosions, labor strikes, terrorism, epidemics, pandemics, import restrictions, regional economic, business, environmental or political events, governmental regulatory requirements or nongovernmental voluntary actions in response to global climate change or other concerns regarding the sustainability of our business, which could disrupt our supply chain and impair our ability to manufacture or sell our products. This interruption, if not mitigated in advance or otherwise effectively managed, could adversely impact our business, financial condition and results of operations and require additional resources to address.

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

Our sales are generally made on the basis of individual purchase orders, which may later be modified or canceled by the customer rather than on long-term commitments. We have historically been required to place firm orders for fabrics and components with our suppliers prior to receiving an order for our products based on our forecasts of customer demands. Our sales process requires us to make multiple demand forecast assumptions, each of which may introduce errors in our estimates, causing excess inventory to accrue or a lack of manufacturing capacity when needed. If we overestimate customer demand, as we have done in recent years, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or at all. As a result, we experienced in fiscal year 2024 a buildup of excess inventory, with corresponding negative impacts on our financial results. We may experience similar results if we overestimate customer demand in the future.  Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would lose sales opportunities and market share and damage our customer relationships. On occasion, we have been unable to adequately respond to delivery dates required by our customers because of the lead time needed for us to obtain required materials or to send fabrics to our assembly facilities in China, Vietnam, India, and Mexico.

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

Our performance is substantially dependent on the continued services and performance of our senior management and certain other key personnel, including James M. Jenkins, our Acting President and Chief Executive Officer and Executive Chairman; Roger D. Shannon, our Chief Financial Officer and Secretary; Helena An, our Chief Operating Officer, and Joshua Sletten our Vice President of Corporate Development and Strategy. The loss of services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations. In addition, any future expansion of our business will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing, customer service and manufacturing personnel, and our inability to do so could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on information technology systems to process, transmit and store electronic information, and manage or support various business processes and activities. In general, all information technology systems, including those we host or have hosted by third parties, are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, human error or malicious acts, break-ins, and other intentional or unintentional events. Our business is also at risk from and may be materially impacted and/or disrupted by information security incidents such as ransomware, malware, viruses, phishing, social engineering, and other security incidents. Such incidents can range from individual attempts to gain unauthorized access to information technology systems through phishing emails to more sophisticated security threats. These events can also result from internal compromises, such as human error or rogue employees or contractors, and can occur on our systems or on the systems of our partners and subcontractors. In addition, the number and frequency of cybersecurity events globally may be heightened during times of geopolitical tension or instability between countries, including, for example, the ongoing war between Russia and Ukraine.  Security breaches of our systems or security breaches of third parties’ systems on which we rely to process, store, or transmit electronic information could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data, as well as material disruptions to our operations that could impact services.

We employ various measures to prevent, detect, address and mitigate cybersecurity threats (including access controls, vulnerability assessments, training for all employees, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems). However, our security measures may be inadequate to prevent security breaches, and our business operations and reputation could be materially adversely affected by these events and any resulting federal and state fines and penalties, legal claims or proceedings. There are also significant costs associated with a data breach, including investigation costs, remediation and mitigation costs, notification and monitoring costs, attorneys’ fees, and the potential for reputational harm and lost revenues due to a loss of confidence. We cannot predict the costs to comply with these laws or the costs associated with a potential data breach, which could have a material adverse effect on our business, results of operations, financial position and cash flows, and our business reputation. As cyber threats continue to evolve, we may be required to expend significant capital and other resources to protect against the threat of security breaches or to mitigate and alleviate problems caused by security incidents. While risks from identified cybersecurity threats or previous cybersecurity incidents to date have not materially affected our business strategy, results of operations or financial condition to date, there can be no assurance that such risks will not have a material adverse effect in the future.

Data privacy and security laws relating to the handling of personal information are evolving across the world and may be drafted, interpreted or applied in a manner that results in increased costs, legal claims, fines against us, or reputational damage.

As a global organization that accesses and processes personal data in the course of its business, we are subject to U.S. and international data privacy, security and data breach notification laws, as well as contractual requirements that may govern the collection, use, disclosure and protection of personal data.

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

We may not be afforded the protection of a patent if our currently pending or future patent filings do not result in the issuance of patents or if we fail to apply for patent protection. We may fail to apply for a patent if our personnel fail to disclose or recognize new patentable ideas or innovations. Remote working can decrease the opportunities for our personnel to collaborate, thereby reducing the opportunities for effective invention disclosures and patent application filings. We may choose not to file a foreign patent application if the limited protections provided by a foreign patent outweigh the costs of obtaining it. Our foreign patent portfolio is less extensive than our U.S. portfolio.

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

Our inability to successfully identify, consummate and integrate current and future acquisitions and strategic investments or to realize anticipated cost savings and other benefits could adversely affect our business.

In the future, subject to capital constraints, we may seek to acquire selected safety product lines or safety-related businesses or other businesses, that will complement our existing products. Our ability to acquire these businesses is dependent upon many factors, including our management’s relationship with the owners of these businesses, many of which are small and closely held by individual stockholders. In addition, we will be competing for acquisition and expansion opportunities with other companies, many of which have greater name recognition, marketing support and financial resources than us, which may result in fewer acquisition opportunities for us, as well as higher acquisition prices. There can be no assurance that we will be able to identify, pursue or acquire any targeted business.

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

Acquisitions involve a number of special risks in addition to those mentioned above, including the diversion of management’s attention to the assimilation of the operations and personnel of the acquired companies, the potential loss of key employees of acquired companies, potential exposure to unknown liabilities, adverse effects on our reported operating results and the amortization or write-down of acquired intangible assets. We cannot assure you that any acquisition by us will or will not occur, that if an acquisition does occur it will not materially and adversely affect our results of operations or that any such acquisition will be successful in enhancing our business. To the extent that we are unable to manage growth efficiently and effectively or are unable to attract and retain additional qualified management personnel, our business, financial condition and results of operations could be materially and adversely affected.

On November 30, 2023, the Company acquired New Zealand-based Pacific Helmets NZ Limited ("Pacific") in an all-cash transaction valued at approximately $8.5 million, subject to post-closing adjustments and customary holdback provisions.  Pacific Helmets is a leading designer and manufacturer of helmets for the structural firefighting, wildland firefighting, and rescue markets. The acquisition enhances Lakeland’s product portfolio, particularly within fire service.

Beginning in October 2021, the Company has made a series of strategic investments totaling $8.0 million in Inova Design Solutions Ltd. (doing business as Bodytrak®) (“Bodytrak”) as a step toward entering the Connected Worker Market for “Smart PPE.” Through January 31, 2024, the Company has recognized a total of $1.1 million in losses from its investment in Bodytrak. The Company may incur additional losses.

On February 5, 2024, the Company acquired Italy and Romania-based Jolly Scarpe S.p.A. and Jolly Scarpe Romania S.R.L. (collectively, "Jolly") in an all-cash transaction valued at approximately $9.3 million subject to post-closing adjustments and customary holdback provisions.  Jolly is a leading designer and manufacturer of professional footwear for the firefighting, military, police, and rescue markets. The company is headquartered in Montebelluna, Italy, with manufacturing operations in Bucharest, Romania, and has 150 employees. Jolly provides a differentiated product portfolio through its continued investment in research and development and the use of modern materials and cutting-edge technologies in the production of its footwear.  See Note 15, “Subsequent Events,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information.

Changes in financial accounting standards or policies have affected, and in the future may affect, our reported financial condition or results of operations; there are inherent limitations to our system of internal controls; changes in corporate governance requirements, policies and practices may impact our business.

We prepare our consolidated financial statements in conformity with GAAP. The preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets, liabilities and net income during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results. GAAP is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to interpret and create accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions that are completed before a change is announced. A significant change in our accounting judgments could have a significant impact on our reported revenue, gross profit, assets and liabilities. In general, changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business.

Our system of internal and disclosure controls and procedures was designed to provide reasonable assurance of achieving its objectives. However, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. As a result, there can be no assurance that our system of internal and disclosure controls and procedures will be successful in preventing all errors, theft and fraud or in informing management of all material information in a timely manner. For example, as disclosed in Item 9A of this annual report, we have remediated a material weakness related to controls over our foreign subsidiary currency translation or remeasurement to ensure the foreign subsidiary’s account balances were accurately stated in the consolidated financial statements.  We can give no assurance that additional material weaknesses will not arise in the future.

Finally, corporate governance, public disclosure and compliance practices continue to evolve based on continuing legislative action, SEC rulemaking and policy positions taken by large institutional stockholders and proxy advisors. As a result, the number of rules, regulations and standards applicable to us may become more burdensome to comply with, could increase scrutiny of our practices and policies by these or other groups and increase our legal and financial compliance costs and the amount of time management must devote to governance and compliance activities. For example, the SEC has recently adopted rules requiring that issuers provide significantly increased disclosures concerning cybersecurity risk management, strategy, governance and incident reporting and adopt more stringent executive compensation clawback policies. Increasing regulatory burdens and corporate governance requirements could make it more difficult for us to attract and retain qualified members of our Board of Directors and qualified executive officers.

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

We are also exposed to foreign currency exchange rate risks as a result of our sales to customers in foreign countries in the amount of $69.3 million in FY24. Our sales in these countries are usually denominated in the local currency. If the value of the U.S. dollar increases relative to these local currencies, and we are unable to raise our prices proportionally, then our profit margins could decrease because of the exchange rate change.

Due to our purchases and sales in other countries, we are exposed to changes in foreign currency exchange rates. To manage this volatility, we seek to limit, to the extent possible, our non-US dollar-denominated purchases and sales.

In connection with our operations in China, we purchase a significant amount of products from outside of the United States. However, our purchases in China are primarily made in the RMB, the value of which has floated for the last 6 years, and therefore we have been exposed to additional foreign exchange rate risk on our Chinese raw material and component purchases.

Our primary risk from foreign currency exchange rate changes is presently related to non-US dollar-denominated sales in China, Canada and Europe and, to a smaller extent, in South American countries and Russia. Our sales to customers in Canada are denominated in Canadian dollars, Europe in Euros and British pounds, and China in RMB and U.S. dollars. If the value of the U.S. dollar increases relative to the Canadian dollar, the Pound, the Euro, or the RMB, then our net sales could decrease as our products would be more expensive to these international customers because of changes in the rate of exchange. When appropriate, we manage the foreign currency risk through forward contracts against the Canadian dollar, Australian dollar, New Zealand dollar and Euro and through cash flow hedges in the U.S. against the RMB and the Euro. We do not hedge other currencies at this time. In the event that non-U.S. dollar-denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results.

Covenants in our credit facilities may restrict our financial and operating flexibility.

As a result of the Loan Agreement the Company entered into on June 25, 2020, as amended to date, we currently have a $40.0 million revolving credit facility, expiring March 25, 2029. Our credit facility requires, and any future credit facilities may also require, among others that we comply with specified financial covenants relating to fixed charge coverage and investment in acquisitions. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants.

On March 3, 2023, the Company changed the benchmark interest rate in our credit facility from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”).  At January 31, 2024, we did not have any outstanding debt under our credit facility.

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

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

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

We are subject to various U.S. and foreign tax laws, and any changes in these laws related to the taxation of businesses and resolutions of tax disputes could adversely affect our results of operations.

The U.S. Congress, the Organization for Economic Co-operation and Development (OECD) and other government agencies in jurisdictions in which we invest or do business have maintained a focus on issues related to the taxation of multinational companies.  The OECD has changed numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project, which could adversely impact our effective tax rate.

We are subject to regular review and audit by foreign and domestic tax authorities.  While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our consolidated financial statements, which could have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

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

Our U.S. operations, including our manufacturing facilities, are subject to federal, state and local environmental laws and regulations relating to the discharge, storage, treatment, handling, disposal and remediation of certain materials, substances and wastes. Any violation of any of those laws and regulations could cause us to incur substantial liability to the U.S. Environmental Protection Agency, to the state environmental agencies in any affected state or to any individuals affected by any such violation. If hazardous substances are released from or located on any of our properties, we could incur substantial costs and damages. Any such liability could have a material adverse effect on our financial condition and results of operations.

For example, governmental authorities in the U.S. and in other jurisdictions are increasingly focused on potential contamination resulting from PFAS. Products containing PFAS have been used in manufacturing, industrial, and consumer applications over many decades, including in some of our component materials purchased from suppliers. In 2021, the Biden Administration announced a multi-agency plan to address PFAS contamination, and the U.S. Environmental Protection Agency released its PFAS Strategic Roadmap, which identified a comprehensive approach to addressing PFAS.  In August 2022, the U.S. EPA proposed to designate perfluorooctanesulfonic acid (PFOS) and perfluorooctanoic acid (PFOA), two of the most common PFAS chemicals, as hazardous substances, which could have wide-ranging impacts on companies across various industries, including ours. We may incur costs in connection with any obligations to transition away from the usage of PFAS-containing products, to dispose of PFAS-containing waste or to remediate any PFAS contamination, which could have a negative effect on our financial position, results of operations and cash flows.

In addition, some environmental laws impose liability, sometimes without fault, for investigating and/or cleaning up contamination on, or emanating from, properties currently or formerly owned, leased or operated by a person, as well as for damages to property or natural resources and personal injury arising out of such contamination. Such liability may be joint and several, meaning that we could be held responsible for more than our share of the liability involved, or even the entire liability.

The regulatory environment in which we operate is subject to change, and new regulations and new or existing claims, such as those related to certain PFAS substances, could have a material adverse effect on our business, financial condition and results of operations or make aspects of our business as currently conducted no longer possible. For example, the Company has been named as a party to a number of lawsuits filed by firefighters related to exposure to PFAS in firefighter turnout gear.  These cases are consolidated in In re: Aqueous Film-Forming Foams Products Liability Litigation, MDL No.: 2:18-mn-2873-RMG (District of South Carolina, Charleston Division).  We may, in the future, be subject to additional claims related to PFAS, including for degradation of natural resources from such PFAS and personal injury or product liability claims as a result of human exposure to such PFAS.

Provisions in our restated certificate of incorporation, by-laws, and Delaware law could make a merger, tender offer or proxy contest difficult.

Our restated certificate of incorporation contains classified board provisions, authorized preferred stock that could be utilized to implement various “poison pill” defenses and a stockholder authorized, but as yet unused, Employee Stock Ownership Plan (“ESOP”), all of which may have the effect of discouraging a takeover of Lakeland, which is not approved by our board of directors. Further, we are subject to the antitakeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder unless the business combination is approved in the prescribed manner.

Risks Relating to Our Common Stock

The market price of our common stock may fluctuate widely.

The market price of our common stock could be subject to significant fluctuations in response to quarter-to-quarter variations in our operating results, announcements of new products or services by us or our competitors and other events or factors. For example, a shortfall in net sales or net income, or an increase in losses, from levels expected by securities analysts or investors, could have an immediate and significant adverse effect on the market price of our common stock. Volume fluctuations that have particularly affected the market prices of many micro and small capitalization companies have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations and general economic and market conditions may adversely affect the market price for our common stock.

In February 2023, the Company began paying a quarterly cash dividend.  Future quarterly dividends are subject to declaration by the Company’s Board of Directors, and the Company’s share repurchase programs do not obligate it to acquire any specific number of shares. If the Company fails to meet expectations related to future growth, profitability, dividends, share repurchases or other market expectations, the price of the Company’s stock may decline significantly, which could have a material adverse impact on investor confidence and employee retention.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 1C: CYBERSECURITY

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational disruption, intellectual property theft, fraud, extortion, harm to employees or customers, violation of privacy or security laws and other litigation and legal risks,  and reputational risks. We have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage such material risks.

To identify and assess material risks from cybersecurity threats, our enterprise risk management program considers cybersecurity threat risks alongside other company risks as part of our overall risk assessment process. Our enterprise risk professionals collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigations. We employ a range of tools and services, including regular network and endpoint monitoring, vulnerability assessments, and penetration testing, to inform our professionals’ risk identification and assessment.

We also have a cybersecurity specific risk assessment process, which helps identify our cybersecurity threat risks by comparing our program to best practices, as well as by engaging experts to attempt to infiltrate our information systems (as such term is defined in Item 106(a) of Regulation S-K). We test and review the result on an annual basis.

Our cybersecurity program includes controls designed to prevent, identify, protect against, detect, respond to and recover from cybersecurity incidents (as such term is defined in Item 106(a) of Regulation S-K), and to provide for the availability of critical data and systems and to maintain regulatory compliance. These controls include the following activities:

•	monitor emerging data protection laws and implement changes to our processes designed to comply;
•	conduct regular cybersecurity management and incident training for all employees;
•

conduct regular phishing email simulations for all employees with access to corporate email systems to enhance awareness and responsiveness to such possible threats. Any employee who fails a phishing test is automatically enrolled in additional cyber training;

•	through policy, practice and contract (as applicable) require employees, as well as third parties who provide services on our behalf, to treat customer information and data with care;
•

maintain multiple layers of controls, including embedding technological and administrative security features into our technology investments, multi-factor authentication tools, system access policies and privileges, and network configuration;

•	perform annual system access audit with all departments and personnel;
•	review access logs and continually monitor detection alerts;
•	conduct annual tabletop exercises to simulate cyber incidents to refine cyber security policies, further;
•	implement a remote disaster recovery backup site and fail over testing.

We perform periodic internal assessments to test our cybersecurity controls and regularly evaluate our policies and procedures surrounding our handling and control of personal data and the systems we have in place to help protect us from cybersecurity or personal data breaches, and we perform periodic internal assessments to test our controls and to help us identify areas for continued focus, improvement, and/or compliance.

We have established a cybersecurity risk management process that includes internal reporting of significant cybersecurity risk to our board when found. In addition, our incident response plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents. These include processes to triage, assess severity, escalate, contain, investigate, and remediate the incident, as well as comply with potentially applicable legal obligations and mitigate brand and reputational damage.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain or who have access to our customer and employee data or our systems. Third-party risks are included within our enterprise risk management program, as well as our cybersecurity-specific risk identification program, both of which are discussed above. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and results of operations” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K which disclosures are incorporated by reference herein.

In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from them were immaterial. This includes penalties and settlements, of which there were none.

Cybersecurity Governance

Cybersecurity is an important part of our enterprise risk management program and an area of increasing focus for our Board and management. We have established a Cyber Security Council, comprised of top-level executives and board members, that acts under the oversight of our Audit Committee.  The Cyber Security Council is responsible for the oversight of risks from cybersecurity threats. Management is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of and participation in the cybersecurity risk management process described above, including the operation of our incident response plan. Annually, the Cyber Security Council receives an overview from management of our cybersecurity threat risk management process and strategy covering topics such as data security posture, results from security assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, the Cyber Security Council generally receives materials, including current and emerging material cybersecurity threat risks and describing the company’s ability to mitigate those risks, and discusses such matters with our Vice President of Information Technology.

Members of the Cyber Security Council are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management process. Material cybersecurity threat risks are also considered during separate Board meeting discussions of important matters like enterprise risk management, operational budgeting, business continuity planning, mergers and acquisitions, brand management, and other relevant matters.  Any potential threat or incident is reported to the Cyber Security Council based on the severity and potential risk based on the escalation procedure as defined by the Incident Response Plan.

Our cybersecurity risk management process, which is discussed in greater detail above, is led by our Vice President of Information Technology. This individual has over thirty years of prior work experience in various Information Technology roles including managing information systems and security.

Our Vice President of Information Technology and technology professionals have deep experience and skills related to the development, implementation and monitoring of cyber technology assets. Our technology staff and partners have a strong track record of working with major vendors' security, firewall, identity management, and other platforms.

ITEM 2. PROPERTIES

Our principal executive office is located at 1525 Perimeter Parkway Suite 325, Huntsville, AL 35806 United States.  We own or lease our primary facilities.  We own our manufacturing locations in AnQui City, China and Jerez, Mexico. We lease our manufacturing locations in Buenos Aires, Argentina; Noida, India, and Xuan Trung Commune, Vietnam.

We believe that all of our facilities, including the manufacturing facilities, are in good repair and suitable condition for their intended purpose.

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

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the Nasdaq Market under the symbol “LAKE.”  On April 5, 2024, there were 30 registered holders of our shares of common stock.  This number of registered holders does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividend Policy

Prior to February 2023, we had not paid any cash dividends on our common stock. In February 2023, the Company began paying a quarterly cash dividend of $0.03 per share. The payment and rate of future cash or stock dividends, if any, or stock repurchase programs are subject to the discretion of our board of directors and will depend upon our earnings, financial condition, capital or contractual restrictions under our credit facilities and other factors.  There is no guarantee that additional dividends will be declared and paid at any time.

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Programs
November 1 – November 30	—		$—	—	$5,030,479
December 1 – December 31	---	$	---	---	$5,030,479
January 1 – January 31	---	$	---	---	$5,030,479
Total	---	$	---	---	$5,030,479	(1)

(1) Represents the amount remaining under our share repurchase program as of January 31, 2024.

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

ITEM 6. [RESERVED]

 ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following summary together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this Form 10-K and in the documents that we incorporate by reference into this Form 10-K. This document may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. In this Form 10-K, (a) “FY” means fiscal year; thus for example, FY24 refers to the fiscal year ended January 31, 2024, and (b) “Q” refers to a quarter; thus, for example, Q4 FY24 refers to the fourth quarter of the fiscal year ended January 31, 2024.

Overview

We manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a network of over 2,000 global safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mixture of end users directly and to industrial distributors depending on the particular country and market. In addition to the United States, sales are made to more than 50 foreign countries, the majority of which were in China, countries within the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India, Middle East and countries within Southeast Asia.

We had net sales of $124.7 million in FY24 and $112.8 million in FY23.

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor-intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow our access to a labor pool that is less expensive than that available in the United States and permits us to purchase certain raw materials at a lower cost than they are available domestically. During FY24, the Company was impacted by tariff costs on certain products imported from China. The Company has been able to pass along a portion of these costs to its customers. We added manufacturing operations in Vietnam and India in fiscal 2019 to offset increasing manufacturing costs in China and further diversify our manufacturing capabilities. Our China operations will continue primarily manufacturing for the Chinese market and other markets where duty advantages exist. Manufacturing expansion is not only necessary to control rising costs, it is also necessary for Lakeland to achieve its growth objectives.

Our net sales attributable to customers outside the United States were $69.4 million and $63.9 million for the fiscal years ended January 31, 2024 and 2023, respectively.

On November 30, 2023, we acquired New Zealand-based Pacific Helmets NZ Limited ("Pacific") in an all-cash transaction valued at approximately $8.6 million, subject to post-closing adjustments and customary holdback provisions. Pacific is a leading designer and manufacturer of helmets for the structural firefighting, wildland firefighting, and rescue markets. The company has 70 employees and is headquartered in Whanganui, New Zealand. Pacific provides differentiated product offerings through its innovative and premium solutions. The existing staff and the majority of the management team will remain in place and will continue to service customer needs.

On December 2, 2022, we acquired UK-based Eagle Technical Products Limited (“Eagle”) in an all-cash transaction valued at approximately $10.5 million, net of net working capital acquired, subject to post-closing adjustments and potential future earnout payments. The acquisition enhances Lakeland’s product portfolio, particularly within fire service protective clothing and expands its sales presence in the Middle East and Europe.  Headquartered in Manchester, UK, Eagle is a leading designer and provider of protective apparel to the fire and industrial sectors. Eagle provides differentiated product offerings through its innovative and technical solutions.

The cost to manufacture and distribute our products is influenced by the cost of raw materials, finished goods, labor, and transportation. During FY24, we have experienced continued inflationary pressure and higher costs as a result of the increasing cost of raw materials, finished goods, labor, transportation, and other administrative costs associated with the normal course of business. The increase in the cost of raw materials and finished goods is due in part to a shortage in the availability of certain products, the higher cost of shipping, and inflation. We can only pass elevated costs onto customers in an effort to offset inflationary pressures on a limited basis. Future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect our financial results.

Impact of Russia’s Invasion of Ukraine on Our Business

The current conflict between Russia and Ukraine is creating substantial uncertainty about the role Russia will play in the global economy in the future. Although the length, impact, and outcome of the ongoing military conflict between Russia and Ukraine are highly unpredictable, this conflict could lead to significant market disruptions and other disruptions. The escalation or continuation of this conflict presents heightened risks and has resulted and could continue to result in volatile commodity markets, supply chain disruptions, increased risk of cyber incidents or other disruptions to information systems, heightened risks to employee safety, significant volatility of the Russian ruble, limitations on access to credit markets, increased operating costs (including fuel and other input costs), the frequency and volume of failures to settle securities transactions, inflation, potential for increased volatility in commodity, currency and other financial markets, safety risks, and restrictions on the transfer of funds to and from Russia. We cannot predict how and the extent to which the conflict will affect our customers, operations or business partners or the demand for our products and our global business. Depending on the actions we take or are required to take, the ongoing conflict could also result in loss of cash, assets or impairment charges. Additionally, we may also face negative publicity and reputational risk based on the actions we take or are required to take as a result of the conflict, which could damage our brand image or corporate reputation. We are continually monitoring the potential financial impact of the Russian invasion of Ukraine on our operations.

Our business in Russia accounted for approximately 3.0% and 2.4% of our consolidated net revenues for the years ended January 31, 2024 and 2023, respectively. Our assets in Russia were approximately 2.6% and 2.5% of our consolidated assets at January 31, 2024 and 2023, respectively. The net book value of our assets in Russia on January 31, 2024 was approximately $4.0 million, of which $0.3 million is cash. We currently have not recognized any impairment charges related to the assets of our Russian business. However, the extent, severity, duration and outcome of the conflict between Russia and Ukraine and related sanctions could potentially impact the value of our assets in Russia as the conflict continues. Our Russian business is part of our Other Foreign segment.

Our sales in Ukraine were not significant.

Critical Accounting Policies and Estimates

Revenue Recognition. Substantially all of the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses, and for FY24 and FY23 aggregated approximately $3.4 million and $3.2 million, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

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

Inventories. Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out or moving average basis) or net realizable value. Allowances are recorded for slow-moving, obsolete or unusable inventory.  We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future sales and supply on hand, if necessary.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company recorded approximately $3.4 million and $1.3 million in inventory adjustments in FY24 and FY23, respectively.  The inventory adjustments in FY24 included $2.3 million in adjustments for certain products that the Company decided to discontinue or no longer support from a sales and marketing perspective.

Income Taxes. The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of preparing the consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carryforwards and tax credits, are recorded as deferred tax assets or liabilities on the Company’s consolidated balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines that it may not be able to realize all or part of its deferred tax asset in the future or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to income in the period of such determination. In FY24 and FY23, we recorded a change in our valuation allowance of approximately $3.1 million and $0.4 million, respectively.

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold. If necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the consolidated balance sheets.

Business combinations. In accordance with the accounting guidance for business combinations, the Company uses the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair value of assets and liabilities is recorded as goodwill. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values and the values of assets in use and often requires the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management, for material acquisitions, we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets, tangible long-lived assets, and contingent consideration. Acquired intangible assets, excluding goodwill, are valued using certain discounted cash flow methodologies based on future cash flows specific to the type of intangible asset purchased. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, discount rates, attrition rates and working capital changes.

If the contingent consideration is deemed significant or absent an agreed-upon payout amount, the initial measurement of contingent consideration and the corresponding liability is evaluated using the Monte Carlo Method. For this valuation method, management develops projections during the contingent consideration period utilizing various potential pay-out scenarios. Probabilities are applied to each potential scenario, and the resulting values are discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the contingent consideration itself, the related projections, and the overall business. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results.

Refer to Note 1, “Business and Summary of Significant Accounting Policies,” and Note 5, “Acquisitions,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the Company’s business acquisitions.

Equity Method Investments. Investments in which the Company can exercise significant influence but do not control, are accounted for using the equity method and are presented on the consolidated balance sheets. The Company’s share of the net earnings or losses of the investee is presented within the consolidated statements of operations as other income (expense). The Company evaluates its equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired.  The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company's carrying value; the severity of the decline; and the financial condition, operating performance and near-term prospects of the investee.  If the decline in fair value is deemed to be other than temporary, the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company estimates fair value based on a discounted cash flow model and a market-based approach using inputs which include expected cash flows and a discount rate representative of the risks within the underlying business and forecasts to arrive at the estimated fair value of such investment. The Company's assessment of the foregoing factors involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments.

Net Income Per Share. Basic net income per share is based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted net income per share is based on the weighted average number of common shares and common stock equivalents. The diluted net income per share calculation takes into account unvested restricted shares and the shares that may be issued upon the exercise of stock options and warrants, reduced by shares that may be repurchased with the funds received from the exercise, based on the average price during the fiscal year.

Recent Developments

On February 1, 2024, the Company’s Board of Directors declared a quarterly cash dividend.  The quarterly dividend of $0.03 per share or approximately $0.2 million, was paid on February 22, 2024, to stockholders of record as of February 15, 2024.

On February 5, 2024, the "Company acquired Italy and Romania-based Jolly Scarpe S.p.A. and Jolly Scarpe Romania S.R.L. (collectively, "Jolly") in an all-cash transaction valued at approximately $9.3 million subject to post-closing adjustments and customary holdback provisions.  The Company drew down $12.3 million on its credit line to fund the acquisition, with a portion of the funds used to paydown Jolly’s existing debt.  Jolly is a leading designer and manufacturer of professional footwear for the firefighting, military, police, and rescue markets. The company is headquartered in Montebelluna, Italy, with manufacturing operations in Bucharest, Romania, and has 150 employees.  Jolly’s primary customers are based in Europe.

On February 13, 2024, the Company made an additional funding investment of £500,000 ($0.6 million on the date of investment) in Bodytrak’s convertible notes.

On March 28, 2024, the Company entered into Amendment No. 4 to the Loan Agreement by and between Bank of America, N.A. (the “Lender”) and the Company (the “Fourth Amendment”).  Pursuant to the Fourth Amendment, the Lender and the Company agreed to, among other things, (i) extend the expiration date of the credit facility to March 28, 2029, (ii) increase the availability under the revolving credit facility to $40.0 million with an accordion feature providing for the potential funding of an additional $10.0 million, (iii) remove the borrowing base component of the credit facility; and (iv) modify the interest rate based on Daily SOFR plus the Applicable Rate. The Applicable Rate is based upon a Funded Debt to EBITDA Ratio and includes four (4) different levels constituting a SOFR margin range from 1.25% to 2.00%.  In addition, the Fourth Amendment (i) modified the Funded Debt to EBITDA Ratio covenant so as not to exceed 3.5x (with step-downs to 3.25 and 3.0 in 2025 and 2026), (ii) modified the Basic Fixed Charge Coverage Ratio covenant to a minimum of 1.20x, (iii) includes a springing Asset Coverage Ratio covenant of at least 1.10x, but only to the extent that the maximum Total Leverage Ratio exceeds 3.00x at any reporting period, (iv) increases the sublimit for letters of credit to $10.0 million, and (v) imposes a floor to Daily SOFR of one percent (1.00%). The Fourth Amendment provides for additional indebtedness or the assumption of existing indebtedness for acquisitions of foreign subsidiaries (not to exceed $10.0 million in USD) and increases the size of Permitted Acquisitions, without prior approval from the Lender, to $17.5 million per occurrence and $35.0 million in the aggregate.

Significant Balance Sheet Fluctuation January 31, 2024, as Compared to January 31, 2023

Cash increased by $0.7 million, primarily as a result of $10.8 million of cash provided by operations coupled with $4.6 million in proceeds from the sale of our Canada warehouse facility.  The Company invested $5.4 million in the Pacific acquisition and $2.2 million in Bodytrak and $2.0 million in capital expenditures.  The Company used $3.5 million in financing activities including paying down $1.4 million in debt acquired from Pacific, $0.4 million in the UK credit facility, $0.3 million in stock repurchases and $0.9 million in dividends. Operating cash flow changes were driven by $7.6 million in inventory reductions, increases in accruals of $2.5 million and increases in accounts receivables and prepayments of $1.5 million.

Results of Operations

The following tables set forth our external sales by our product lines and geographic regions and our historical results of continuing operations as a percentage of our net sales from operations, for the years and three-months ended January 31, 2024 and 2023.

	Three Months Ended January 31, (Unaudited)		Year Ended January 31,
	2024	2023	2024	2023
External Sales by Product Line:
Disposables	$12.9	$13.9	$49.6	$55.2
Chemical	4.9	4.8	20.3	22.2
Fire Services	6.5	5.5	26.5	14.7
Gloves	0.5	0.5	2.2	2.3
High Visibility	1.2	1.2	6.6	5.8
High Performance Wear	1.7	1.2	6.9	5.0
Wovens	3.5	1.9	12.6	7.6
Consolidated external sales	$31.2	$29.0	$124.7	$112.8

	Three Months Ended January 31, (Unaudited)		Year Ended January 31,
	2024	2023	2024	2023
External Sales by region:
USA	$12.7	$11.9	$55.2	$49.0
Other foreign	3.3	1.8	9.9	7.2
Europe (UK)	3.7	3.0	16.3	8.3
Mexico	1.1	0.8	4.0	3.7
Asia	4.0	5.6	13.8	24.7
Canada	2.1	2.1	9.4	9.1
Latin America	4.3	3.8	16.1	10.8
Consolidated external sales	$31.2	$29.0	$124.7	$112.8

	Three Months Ended January 31, (Unaudited)		Year Ended January 31,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.1%	62.5%	58.9%	59.4%
Gross profit	35.9%	37.5%	41.1%	40.6%
Operating expenses	46.4%	37.2%	36.3%	35.7%
Operating profit	(10.5)%	0.3%	4.8%	4.9%
Other income, net	11.5%	0.3%	2.7%	0.0%
Interest expense	0.1%	0.0%	0.0%	0.1%
Income before tax	0.9%	0.6%	7.5%	4.8%
Income tax expense	4.0%	(0.0)%	3.2%	3.2%
Net income (loss)	(3.1)%	0.6%	4.4%	1.6%

Net Sales.  Net sales increased to $124.7 million for the year ended January 31, 2024 compared to $112.8 million for the year ended January 31, 2023, an increase of $11.9 million. Sales in the U.S. increased $6.2 million or 12.7%, primarily due to increased sales of fire services gear and improvements in direct container sales. Sales to the Asian market decreased by $10.9 million or 44.1% due to the reduction in COVID-19 driven demand coupled with slow improvement in the Chinese industrial sector.  Sales to the European market increased by $8.0 million or 96.4%.  Eagle was the primary driver with an increase in fire services sales of $7.2 million in FY24.  Eagle was acquired on December 2, 2022 and contributed $1.3 million in sales in FY23.  The remaining increase was due to strengthening in European demand, primarily in the industrial sector.  Canada sales increased by $0.3 million or 3.3% due to improvements in the industrial markets. Latin America sales increased $5.3 million or 49.1% due to stronger sales in Argentina as many competitors have exited the market due to the weakening Argentine peso and high inflation.  Sales into Uruguay increased $1.1 million or 1.0% due to increased fire services orders.  Sales into the Mexican market increased by $0.3 million or 8.1%, driven by the strengthening Mexican peso against the US dollar.  Sales in our other foreign markets increased $2.2 million, including $1.0 million in sales from Pacific acquired in November, and a $1.0 million increase in sales to the Russian market.  Sales of our disposable and chemical product line were impacted due to a reduction in COVID-19 demand, primarily in Asia offset by improving demand in our industrial markets. Other product lines, such as fire services, high performance, and wovens, increased by $18.7 million due to strengthening demand in those markets and the impact of Eagle’s sales during FY24.

Gross Profit. Gross profit increased $5.4 million, or 11.8%, to $51.2 million for the year ended January 31, 2024, from $45.8 million for the year ended January 31, 2023. Gross profit as a percentage of net sales increased to 41.1% for the year ended January 31, 2024 from 40.6% for the year ended January 31, 2023. Gross profit performance in FY24 benefited from higher volumes including direct container shipments, related factory utilization and an improving product mix with pricing power.  These improvements were offset by $2.3 million in inventory adjustments for certain end-of-life products and planned disposal of certain products that were constraining manufacturing operations.

Operating Expense.  Operating expenses increased 12.2% from $40.3 million for the year ended January 31, 2023 to $45.2 million for the year ended January 31, 2024. Operating expenses as a percentage of net sales were 36.3% for the year ended January 31, 2024, as compared to 35.7% for the year ended January 31, 2023.  Operating expenses increased primarily due to increases in currency translation expense of $1.7 million driven by the devaluation of the Argentine peso in December 2023, restructuring costs of $1.3 million, administrative costs associated with the Monterrey, Mexico facility of $0.7 million, acquisition-related expenses of $0.5 million, and increases in professional expenses, primarily legal and accounting, to support future initiatives.  The remaining increase was due to increases in compensation, professional fees and intangibles amortization.  The Company evaluated the earnout consideration accrual related to the Eagle acquisition and reduced the accrual by $2.5 million, which was recorded during FY24 as a reduction in operating expenses.

Operating Profit. Operating profit increased to $6.0 million for the year ended January 31, 2024, from $5.5 million for the year ended January 31, 2023, due to the impacts detailed above. Operating margin decreased to 4.8% for the year ended January 31, 2024, compared to 4.9% for the year ended January 31, 2023.

Interest Expense. Interest expense was less than $0.1 million for the years ended January 31, 2024 and 2023.

Other Income.  On November 27, 2023, the Company sold its office and warehouse facility in Brantford, Ontario to an unrelated party for $4.9 million.  The sale resulted in a pre-tax gain, after selling expenses, of approximately $3.8 million.  Going forward, the Company will utilize third party logistics providers for customer fulfillment in Canada.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $3.9 million and included $0.8 million associated with the GILTI component of the Tax Act of 2017 for the year ended January 31, 2024, as compared to an income tax expense of $3.6 million and included $0.2 million associated with the GILTI component of the Tax Act of 2017 for the year ended January 31, 2023. All international subsidiaries impacted the GILTI component of income tax expense. The Company changed its permanent reinvestment assertions for its Chinese operations during the second quarter of FY23 due to increased volatility of the Chinese yuan and an updated evaluation of investment strategies.  The Company recorded $2.0 million in withholding taxes for a planned repatriation during FY23.

Net Income.  Net income increased to $5.4 million for the year ended January 31, 2024 from $1.9 million for the year ended January 31, 2023.

Fourth Quarter Results

Net sales and net loss were $31.2 million and ($1.0) million, respectively, for Q4 FY24, as compared to sales of $29.0 million and net income of $0.6 million, for Q4 FY23.

Factors affecting Q4 FY24 results of operations included:

•	Improvement in sales for fire services due to the acquisition of Pacific and strengthening in the Latin America market, primarily Argentina.
•	Margins were impacted by the Argentine peso devaluation and, the write-down of the carrying value of certain inventory.
•	The Company recognized a gain on the sale of its Canada facility.

Liquidity and Capital Resources

At January 31, 2024, cash and cash equivalents were approximately $25.2 million and working capital was approximately $83.2 million. Cash and cash equivalents increased $0.5 million and working capital decreased $3.8 million from January 31, 2023 reflecting the impact of the Company’s purchase of Pacific and additional investment in Bodytrak offset by the sale of our Canadian facility.

Of the Company’s total cash and cash equivalents of $25.2 million as of January 31, 2024, cash held in Latin America of $4.1 million, cash held in Hong Kong of $1.7 million, cash held in the UK of $1.7 million, cash held in Vietnam of $0.8 million, cash held in India of $0.6 million and cash held in Canada of $4.5 million would not be subject to additional US income tax in the event such cash was repatriated due to the change in the U.S. tax law as a result of the 2017 Tax Cuts and Jobs Act (the “Tax Act”).  The Company monitors its financial depositories by their credit rating, which varies by country. In addition, cash balances in banks in the United States are insured by the FDIC subject to certain limitations. There was approximately $3.3 million included in U.S. bank accounts and approximately $21.9 million in foreign bank accounts as of January 31, 2024, of which $24.4 million was uninsured. These balances could be impacted if one or more of the financial institutions with which the Company deposits its funds fails or is subject to other adverse conditions in the financial or credit markets. To date, the Company has experienced no loss of principal or lack of access to invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions that hold the Company’s cash and cash equivalents fail. See Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K under the caption “Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.”

The Company strategically employs an intercompany dividend plan subject to subsidiary profitability, cash requirements and withholding taxes.  During FY23 the Company changed its’ permanent reinvestment assertions for its Chinese operations due to the increased volatility of the Chinese yuan and an updated evaluation of investment strategies.  During FY24 the Company’s subsidiaries in Canada and China declared and paid dividends of $4.5 million and $7.0 million, respectively.

Net cash provided by operating activities of $10.9 million for the year ended January 31, 2024 was primarily due to a decrease in net inventories of $7.7 million and an increase in accounts payable and accrued expenses of $2.4 million offset by an increase in accounts receivable and prepaids of $1.6 million due to stronger Q4 FY24 sales.  Net non-cash income items were $3.0 million due to the gain on the sale of our Canadian facility of $3.8 million and the revaluation of the Eagle earnout of $2.5 million.  These items were partially offset by the impact of depreciation and amortization and equity compensation expense.  Net cash used in investing activities of $5.1 million for the year ended January 31, 2024 includes the $5.5 million Pacific acquisition and reflects the Company’s further investment of $2.2 million in Bodytrak®.  Property and equipment purchases totaled $2.1 million primarily for equipment purchases in Mexico and Vietnam.  These investments were offset by $4.6 million in proceeds from the sale of the Canadian facility.  Net cash used in financing activities was $3.5 million for the year ended January 31, 2024 due to $0.9 million in dividends, $1.8 million in net debt repayments, primarily $1.4 million of debt acquired with the Pacific acquisition, $0.3 million of stock repurchases and $0.4 million in shares returned to pay taxes for our restricted stock programs.

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

On June 25, 2020, we entered into a Loan Agreement (the “Loan Agreement”) with Bank of America (“Lender”). The Loan Agreement provides the Company with a secured $12.5 million revolving credit facility, which includes a $5.0 million letter of credit sub-facility. The Company may request from time to time an increase in the revolving credit loan commitment of up to $5.0 million (for a total commitment of up to $17.5 million). Borrowing pursuant to the revolving credit facility is subject to a borrowing base amount calculated as (a) 80% of eligible accounts receivable, as defined, plus (b) 50% of the value of acceptable inventory, as defined, minus (c) certain reserves as the Lender may establish for the amount of estimated exposure, as reasonably determined by the Lender from time to time, under certain interest rate swap contracts. The borrowing base limitation only applies during periods when the Company’s quarterly funded debt to EBITDA ratio, as defined, exceeds 2.00 to 1.00. The credit facility was to mature on June 25, 2025. Borrowings under the revolving credit facility bear interest at a rate per annum equal to the sum of the LIBOR Daily Floating Rate (“LIBOR”), plus 125 basis points. LIBOR is subject to a floor of 100 basis points. On March 3, 2023 the Company changed the benchmark interest rate in our credit facility from the LIBOR to the Secured Overnight Financing Rate (“SOFR”). All outstanding principal and unpaid accrued interest under the revolving credit facility is due and payable on the maturity date. On a one-time basis, and subject to there not existing an event of default, the Company may elect to convert up to $5.0 million of the then outstanding principal of the revolving credit facility to a term loan facility with an assumed amortization of 15 years and the same interest rate and maturity date as the revolving credit facility. The Loan Agreement provides for an annual unused line of credit commitment fee, payable quarterly, of 0.25%, based on the difference between the total credit line commitment and the average daily amount of credit outstanding under the facility during the preceding quarter.

On June 18, 2021, the Company entered into Amendment No. 1 to Loan Agreement (the “Amendment”) with the Lender, which modified certain terms of the Company’s existing Loan Agreement with the Lender. The Amendment increased the credit limit under the Loan Agreement’s senior secured revolving credit facility from $12.5 million to $25.0 million. The Amendment also amended the covenant in the Loan Agreement that restricts acquisitions by the Company or its subsidiaries in order to allow, without the prior consent of the Lender, acquisitions of a business or its assets if there is no default under the Loan Agreement and the aggregate consideration does not exceed $7.5 million for any individual acquisition or $15.0 million on a cumulative basis for all such acquisitions.

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

On November 30, 2023, the Company entered into Amendment No. 3 to the Loan Agreement by and between Bank of America, N.A. (the “Lender”) and the Company (the “Third Amendment”).  Pursuant to the Third Amendment, the Lender consented to the Company’s acquisition of one hundred percent (100%) of the equity interests of Pacific.  The Third Amendment further provided for certain amendments to the Loan Agreement to permit additional indebtedness to be made available to Pacific, to exempt Pacific from certain requirements of the Loan Agreement pertaining to subsidiary guaranty and asset pledges that would otherwise be required under the Loan Agreement and to waive the Company’s borrowing base limitations through January 31, 2024.  The Third Amendment also provided for the reaffirmation of representations, warranties and covenants under the Loan Agreement as are customary in connection with similar amendments of credit documents.

As of January 31, 2024, the Company had no borrowings under the Loan Agreement, and there was $25 million of additional available credit under the Loan Agreement.

On February 5, 2024, the Company acquired Italy and Romania-based Jolly Scarpe S.p.A. and Jolly Scarpe Romania S.R.L. (collectively, "Jolly") in an all-cash transaction valued at approximately $9.3 million subject to post-closing adjustments and customary holdback provisions.  The Company drew down $12.3 million on its credit line to fund the acquisition which included paydown of existing Jolly debt.  Jolly is a leading designer and manufacturer of professional footwear for the firefighting, military, police, and rescue markets. The company is headquartered in Montebelluna, Italy, with manufacturing operations in Bucharest, Romania, and has 150 employees.

On March 28, 2024, the Company entered into Amendment No. 4 to Loan Agreement by and between Bank of America, N.A. (the “Lender”) and the Company (the “Fourth Amendment”).    Pursuant to the Fourth Amendment, the Lender and the Company agreed to, among other things, (i) extend the expiration date of the credit facility to March 28, 2029, (ii) increase the availability under the revolving credit facility to $40.0 million with an accordion feature providing for the potential funding of an additional $10.0 million, (iii) remove the borrowing base component of the credit facility; and (iv) modify the interest rate based on Daily SOFR plus the Applicable Rate. The Applicable Rate is based upon a Funded Debt to EBITDA Ratio and includes four (4) different levels constituting a SOFR margin range from 1.25% to 2.00%.  In addition, the Fourth Amendment (i) modified the Funded Debt to EBITDA Ratio covenant so as not to exceed 3.5x (with step-downs to 3.25 and 3.0 in 2025 and 2026), (ii) modified the Basic Fixed Charge Coverage Ratio covenant to a minimum of 1.20x, (iii) includes a springing Asset Coverage Ratio covenant of at least 1.10x, but only to the extent that the maximum Total Leverage Ratio exceeds 3.00x at any reporting period, (iv) increases the sublimit for letters of credit to $10.0 million, and (v) imposes a floor to Daily SOFR of one percent (1.00%). The Fourth Amendment provides for additional indebtedness or the assumption of existing indebtedness for acquisitions of foreign subsidiaries (not to exceed $10.0 million in USD) and increased the size of Permitted Acquisitions, without prior approval from the Lender, to $17.5 million per occurrence and $35.0 million in the aggregate.

We believe that our current cash, cash equivalents, borrowing capacity under our Loan Agreement and the cash to be generated from expected product sales will be sufficient to meet our projected operating and investing requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect.  We were in compliance with all financial covenants of the Loan Agreement as of January 31, 2024.

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

Shares repurchased in FY24 totaled 27,514 shares at a cost of $0.3 million, leaving $5.0 million remaining under the share repurchase program at January 31, 2024.  The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

Capital Expenditures. Our capital expenditures for FY24 of $2.1 million principally relate to our capital purchases for our manufacturing facilities in Vietnam and Mexico.  We anticipate FY25 capital expenditures to be approximately $3.0 million to replace existing equipment in the normal course of operations and expand our fire services products manufacturing capabilities.  We expect to fund the capital expenditures from our cash flow from operations.

Recently Adopted and Recently Issued Accounting Standards

Income Taxes

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance requires a public entity to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and this guidance should be applied prospectively but there is the option to apply it retrospectively. The Company plans to adopt the provisions of this guidance in conjunction with our Form 10-K for our fiscal year ending January 31, 2026.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This guidance requires a public entity to disclose for each reportable segment, on an interim and annual basis, the significant expense categories and amounts that are regularly provided to the chief operating decision-maker (“CODM”) and included in each reported measure of a segment’s profit or loss. Additionally, it requires a public entity to disclose the title and position of the individual or the name of the group or committee identified as the CODM. This guidance is effective for fiscal years beginning after December 31, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the guidance should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company plans to adopt the provisions of this guidance in conjunction with our Form 10-K for the fiscal year ending January 31, 2025.

OECD and Pillar Two

In 2021, the Organization for Economic Cooperation and Development (OECD) announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. Although we expect increased tax compliance efforts as a result of new legislation, we do not expect Pillar Two to have a significant impact on our effective tax rate or our consolidated results of operations, financial position and cash flows.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lakeland Industries, Inc.  and subsidiaries (the "Company") as of January 31, 2024 and 2023, the related statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the two years in the period ended January 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 10, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Acquisitions — Pacific Helmets NZ Limited —Intangible Assets— Refer to Notes 1 and 6 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Pacific Helmets NZ Limited (“Pacific”) on November 30, 2023. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the Company allocated the purchase price, on a preliminary basis, to the assets acquired and liabilities assumed based on their estimated fair values. The Company recorded intangible assets related to customer relationships, trade names and trademarks and technological know-how.

Acquired intangible assets were valued using certain methods including the excess earnings approach and relief from royalty methods specific to the type of intangible asset acquired. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted revenue growth rates, EBITDA margins and resulting forecasted cash flows, as well as royalty and discount rates.

Given the fair value determination of the intangible assets for Pacific requires management to leverage complex valuation methodologies and make significant estimates and assumptions related to the forecasts of revenue, EBITDA margins and resulting future cash flows and the selection of royalty and discount rates, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues and EBITDA margins and resulting future cash flows, the selection of valuation methodologies utilized, and the selection of the royalty and discount rates for the intangible assets, included the following, among others:

•

We evaluated the design and operating effectiveness of controls over the valuation of the intangible assets, including management’s controls over forecasts which estimate future cash flows and selection of the royalty and discount rates.

•

We assessed the reasonableness of management’s forecasts of future revenues, EBITDA margin and cash flows by comparing the projections to historical results, actual results through year-end, and relevant industry reports and evaluated whether the estimated resulting future cash flows were consistent with evidence obtained in other areas of the audit.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies and (2) the valuation assumptions used in the fair value analyses by:

o	Comparing the selected royalty rate to market data for comparable rates.

o	Testing the mathematical accuracy of the calculations of the royalty and discount rates.

o	Developing a range of independent estimates for the royalty and discount rates and comparing those to the rates selected by management.

Equity method investment - Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

The Company uses the equity method of accounting to account for its $4.7 million investment in the Class A stock of Inova Design Solutions Ltd, a private limited company incorporated under the laws of England and Wales and headquartered in the United Kingdom, doing business as Bodytrak® (“Bodytrak”). The Company also holds $2.2 million of notes receivable from Bodytrak which are convertible into shares of the entity. The Company evaluates its equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired.  If the decline in fair value is deemed to be other than temporary, the investment is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment based on accepted valuation methods, which require management to make significant estimates and assumptions related to future cash flows and the selection of the discount rate used in the valuation.

We identified the estimation of future cash flows and discount rate associated with the valuation of Bodytrak as a critical audit matter due to the significant judgments required in the estimation of future revenues and resulting cash flows and the selection of the discount rate. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows and the selection of the discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimates and assumptions utilized in the determination of fair value used for the impairment analysis included the following, among others:

•	We evaluated the design and tested the operating effectiveness of controls related to the accounting for potential impairment of the investment.

•

We evaluated the reasonableness of the forecasts of future revenues and resulting cash flows by comparing those estimates to historical results, internal communications to management and the Board of Directors, existing arrangements with customers, and relevant industry/market data.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:

o	Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.

o	Developing a range of independent estimates and comparing those to the discount rate selected by management.

o	Independently testing the guideline public company market valuation prepared by management’s specialist to further evaluate the estimated fair value.

•

We considered whether other information obtained during the course of our audit represented contradictory evidence in relation to the estimated future revenues and resulting cash flow projections utilized in the model.

/s/ Deloitte & Touche LLP

Memphis, Tennessee

April 10, 2024

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Lakeland Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lakeland Industries, Inc. and subsidiaries (the “Company”) as of January 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2024, of the Company and our report dated April 10, 2024, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Pacific Helmets NZ Limited, which was acquired on November 30, 2023, and whose financial statements constitute 6% and 6% of net and total assets, respectively, less than 1% of revenues, and 4% of net income of the consolidated financial statement amounts as of and for the year ended January 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at Pacific Helmets NZ Limited.

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

April 10, 2024

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended January 31, 2024 and 2023

($000’s) except share information

	2024	2023
Net sales	$124,688	$112,846
Cost of goods sold	73,496	66,997
Gross profit	51,192	45,849
Operating expenses	45,200	40,308
Operating profit	5,993	5,541
Other income (expense), net	3,415	(33)
Interest expense	(52)	(37)
Income before taxes	9,356	5,471
Income tax expense	3,930	3,598
Net income	$5,425	$1,873
Net income per common share:
Basic	$0.74	$0.25
Diluted	$0.72	$0.24
Weighted average common shares outstanding:
Basic	7,352,356	7,562,187
Diluted	7,539,705	7,737,963

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended January 31, 2024 and 2023

($000)’s

	2024	2023
Net income	$5,425	$1,873
Other comprehensive income:
Foreign currency translation adjustments	(1,669)	(2,193)
Comprehensive income (loss)	$3,756	$(320)

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

January 31, 2024 and 2023

($000’s) except share information

ASSETS

Current assets	2024	2023
Cash and cash equivalents	$25,222	$24,639
Accounts receivable, net of allowance for doubtful accounts of $857 and $800 at January 31, 2024 and 2023, respectively	19,169	17,296
Inventories	51,250	58,176
Prepaid VAT and other taxes	2,753	1,963
Income tax receivable and other current assets	3,111	3,517
Total current assets	101,505	105,591
Property and equipment, net	10,685	9,140
Operating leases right-of-use assets	10,969	5,472
Deferred tax assets	3,097	2,764
Other assets	110	100
Goodwill	13,669	8,473
Intangible assets, net	6,830	6,042
Equity investments	4,719	5,354
Convertible debt investments	2,161	-
Total assets	$153,745	$142,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,378	$6,558
Accrued compensation and benefits	3,922	2,522
Other accrued expenses	2,487	4,068
Income tax payable	1,454	609
Short-term borrowings	298	405
Accrued earnout agreement	643	3,182
Current portion of operating lease liability	2,164	1,253
Total current liabilities	18,346	18,597
Deferred income taxes	2,097	769
Loans payable – long term	731	-
Long-term portion of operating lease liability	9,121	3,580
Total liabilities	30,294	22,946
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $0.01 par; authorized 20,000,000 shares, Issued 8,722,965 and 8,655,699; outstanding 7,364,757 and 7,325,005 at January 31, 2024 and 2023, respectively	87	87
Treasury stock, at cost; 1,358,208 and 1,330,694 shares at January 31, 2024 and 2023, respectively	(19,979)	(19,646)
Additional paid-in capital	79,420	78,475
Retained earnings	69,282	64,765
Accumulated other comprehensive loss	(5,360)	(3,691)
Total stockholders' equity	123,450	119,990
Total liabilities and stockholders’ equity	$153,745	$142,936

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended January 31, 2024 and 2023

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
		($000’s)		($000’s)	($000’s)	($000’s)	($000’s)	($000’s)

Balance, January 31, 2022	8,555,672	$86	(939,705)	$(14,206)	$77,826	$62,892	$(1,498)	$125,100

Net Income	—	—	—	—	—	1,873	—	1,873
Other comprehensive loss	—	—	—	—	—	—	(2,193)	(2,193)
Stock-based compensation:
Restricted stock issued	100,027	1	—	—	—	—	—	1
Restricted stock plan	—	—	—	—	1,491	—	—	1,491
Return of shares in lieu of payroll tax withholding	—	—	—	—	(842)	—	—	(842)
Treasury stock purchased	—	—	(390,989)	(5,440)	—	—	—	(5,440)
Balance, January 31, 2023	8,655,699	$87	(1,330,694)	$(19,646)	$78,475	$64,765	$(3,691)	$119,990

Net Income	—	—	—	—	—	5,425	—	5,425
Dividends paid	—	—	—	—	—	(908)	—	(908)
Other comprehensive income	—	—	—	—	—	—	(1,669)	(1,669)
Stock-based compensation:
Restricted stock issued	67,266	—	—	—	—	—	—	—
Restricted stock plan	—	—	—	—	1,365	—	—	1,365
Return of shares in lieu of payroll tax withholding	—	—	—	—	(420)	—	—	(420)
Treasury stock purchased	—	—	(27,514)	(333)	—	—	—	(333)
Balance, January 31, 2024	8,722,965	$87	(1,358,208)	$(19,979)	$79,420	$69,282	$(5,360)	$123,450

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended January 31, 2024 and 2023

($000’s)

	2024	2023
Cash flows from operating activities:
Net income	$5,425	$1,873
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Provision for (recovery of) doubtful accounts	57	134
Deferred income taxes	(818)	75
Depreciation and amortization	2,111	1,505
Stock based and restricted stock compensation	1,365	1,491
(Gain) loss on disposal of property and equipment	(3,764)	(6)
Equity in (earnings) loss of equity investment	629	411
Revaluation of earnout consideration	(2,538)	-
(Increase) decrease in operating assets:
Accounts receivable	(853)	(2,278)
Inventories	7,738	(9,710)
Prepaid VAT and other taxes	(789)	(260)
Other current assets	(15)	1,478
Increase (decrease) in operating liabilities:
Accounts payable	417	36
Accrued expenses and other liabilities	982	69
Operating lease liabilities	955	(269)
Net cash provided by (used in) operating activities	10,912	(5,451)
Cash flows from investing activities:
Purchases of property and equipment	(2,069)	(1,985)
Proceeds from sale of fixed assets	4,559	-
Acquisition, net of cash acquired	(5,452)	(9,722)
Investments	(2,154)	(3,061)
Net cash used in investing activities	(5,116)	(14,768)
Cash flows from financing activities
Short term borrowings	5,664	405
Short term borrowings – repayments	(7,455)	-
Dividends paid	(908)	-
Purchase of Treasury Stock under stock repurchase program	(333)	(5,439)
Shares returned to pay employee taxes under restricted stock program	(420)	(842)
Net cash used in financing activities	(3,452)	(5,876)
Effect of exchange rate changes on cash and cash equivalents	(1,761)	(1,985)
Net increase (decrease) in cash and cash equivalents	583	(28,080)
Cash and cash equivalents at beginning of year	24,639	52,719
Cash and cash equivalents at end of year	$25,222	$24,639

Cash paid for interest	$63	$37
Cash paid for taxes	$2,169	$3,151
Noncash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$6,110	$1,148

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Lakeland Industries, Inc. and Subsidiaries (“Lakeland,” the “Company,” “we,” “our” or “us”), a Delaware corporation organized in April 1986, manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a network of over 2,000 global safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mixture of end users directly and to industrial distributors depending on the particular country and market. Sales are made to more than 50 countries, the majority of which were into China, countries within the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India, Middle East and countries within Southeast Asia. For purposes of this Form 10-K, FY refers to a fiscal year ended January 31; for example, FY24 refers to the fiscal year ended January 31, 2024.

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

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis. Leasehold improvements and leasehold costs are amortized over the term of the lease or service lives of the improvements, whichever is shorter. The costs of additions and improvements that substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs are charged to expense. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the account, and the gain or loss on disposition is reflected in operating income.

Assets held for sale are measured at the lower of carrying value or fair value less cost to sell. Gains or losses are recognized for any subsequent changes to fair value less cost to sell. However, gains are limited to cumulative losses previously recognized. Assets classified as held for sale are not depreciated.

Equity Method Investments

Investments in which the Company can exercise significant influence, but do not control, are accounted for using the equity method and are presented on the consolidated balance sheets. The Company’s share of the net earnings or losses of the investee is presented within the consolidated statements of operations as other income (expense). The Company evaluates its equity method investments whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired.  The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company's carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the investee.  If the decline in fair value is deemed to be other than temporary, the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company estimates fair value based on a discounted cash flow model and a market-based approach using inputs which include expected cash flows and a discount rate representative of the risks within the underlying business and forecasts to arrive at the estimated fair value of such investment.

Business combinations

In accordance with the accounting guidance for business combinations, the Company uses the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair value of assets and liabilities is recorded as goodwill. Assigning fair market values to the assets acquired and liabilities assumed at the date of acquisition requires knowledge of current market values and the values of assets in use and often requires the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management for material acquisitions, we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets, tangible long-lived assets, and contingent consideration. Acquired intangible assets, excluding goodwill, are valued using certain discounted cash flow methodologies based on future cash flows specific to the type of intangible asset purchased. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, discount rates, attrition rates and working capital changes.

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

All goodwill is assigned to and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Goodwill is not amortized, but evaluated for impairment at least annually or whenever events or changes in circumstance indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company may perform either a qualitative assessment of potential impairment or proceed directly to a quantitative assessment of potential impairment. If the Company chooses not to perform a qualitative assessment, or if it chooses to perform a qualitative assessment but is unable to conclude that no impairment has occurred qualitatively, then the Company will perform a quantitative assessment. A quantitative test for goodwill impairment is performed by determining the fair value of the related reporting units. The Company estimates the fair value of the reporting unit with which the goodwill is associated and compares it to the carrying value. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recognized for the excess of the reporting unit's carrying value over its fair value. Fair value is measured using on the discounted cash flow method and relative market-based approaches.

There has been no impairment of our goodwill during the years ended January 31, 2024 and 2023.

Revenue Recognition

Substantially all of the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses, and for FY24 and FY23 aggregated approximately $3.4 million and $3.2 million, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

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

The Company receives advances under certain of its contracts for products sold by Eagle. Those advances are considered contract liabilities with revenues recorded upon delivery of promised goods to customers. These advances are included in Other Accrued Expenses on the Company’s consolidated balance sheet. The following is a roll-forward of the advances from the date of the Eagle acquisition, December 2, 2022 through January 31, 2024 (in $000s):

Contract liability – December 2, 2022	$1,560
Increases to contract liability	158
Decreases to contract liability	(91)
Contract liability – January 31, 2023	$1,627
Increases to contract liability	445
Decreases to contract liability	(1,968)
Contract liability – January 31, 2024	$104

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

	Year Ended January 31, (in millions of dollars)
	2024	2023
External Sales by Product Lines:
Disposables	$49.6	$55.2
Chemical	20.3	22.2
Fire	26.5	14.7
Gloves	2.2	2.3
High Visibility	6.6	5.8
High Performance Wear	6.9	5.0
Wovens	12.6	7.6
Consolidated external sales	$124.7	$112.8

	Year Ended
	January 31,
	(in millions of dollars)
	2024	2023
External Sales by Region:
USA	$55.3	$49.0
Other foreign	9.9	7.2
Europe (UK)	16.3	8.3
Mexico	4.0	3.7
Asia	13.8	24.7
Canada	9.3	9.1
Latin America	16.1	10.8
Consolidated external sales	$124.7	$112.8

Advertising Costs

Advertising costs are expensed as incurred and included in operating expenses on the consolidated statement of operations. Advertising and co-op costs amounted to $0.6 million and $0.5 million in FY24 and FY23.

Stock-Based Compensation

The Company records the cost of stock-based compensation plans based on the fair value of the award on the grant date. For awards that contain a vesting provision, the cost is recognized over the requisite service period (generally the vesting period of the equity award), which approximates the performance period. For awards based on services already rendered, the cost is recognized immediately.

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

Foreign Operations and Foreign Currency Translation

The Company maintains manufacturing operations in Mexico, India, Argentina, New Zealand, Vietnam and the People’s Republic of China and can access independent contractors in China, Vietnam, Argentina and Mexico. It also maintains sales and distribution entities in India, Canada, the U.K., Chile, China, Argentina, Russia, Kazakhstan, Uruguay, Australia and Mexico. The Company is vulnerable to currency risks in these countries. The functional currency for the United Kingdom subsidiaries is the Pound; the trading company in China, the RMB; the Russian operation, the Russian Ruble; the New Zealand Dollar in New Zealand, and the Kazakhstan operation, the Kazakhstan Tenge. All other operations have the U.S. dollar as their functional currency.

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

There were no foreign currency forward or hedge contracts at January 31, 2024 or January 31, 2023.

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

Income Taxes

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance requires a public entity to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and this guidance should be applied prospectively but there is the option to apply it retrospectively. The Company plans to adopt the provisions of this guidance in conjunction with our Form 10-K for our fiscal year ending January 31, 2026.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This guidance requires a public entity to disclose for each reportable segment, on an interim and annual basis, the significant expense categories and amounts that are regularly provided to the chief operating decision-maker (“CODM”) and included in each reported measure of a segment’s profit or loss. Additionally, it requires a public entity to disclose the title and position of the individual or the name of the group or committee identified as the CODM. This guidance is effective for fiscal years beginning after December 31, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the guidance should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company plans to adopt the provisions of this guidance in conjunction with our Form 10-K for the fiscal year ending January 31, 2025.

2. INVENTORIES

Inventories consist of the following (in $000s):

	January 31,
	2024	2023
Raw materials	$27,417	$29,036
Work-in-process	668	952
Finished goods	29,719	32,855
Excess and obsolete adjustments	(6,554)	(4,668)
	$51,250	$58,176

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following (in $000s):

	Useful Life	January 31,
	in Years	2024	2023
Machinery and equipment	3-10	$10,773	$5,436
Furniture and fixtures	3-10	988	492
Leasehold improvements	Lease term	2,388	2,094
Computer hardware and software	3	5,430	5,015

Land and building	20-30	7,625	9,508
		27,203	22,546
Less accumulated depreciation and amortization		(17,600)	(14,406)
Construction-in-progress		1,081	1,001
		$10,685	$9,140

Depreciation and amortization expense for FY24 and FY23 amounted to $1.9 million and $1.4 million, respectively.

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

On May 19, 2023, the Company entered into an agreement with Bodytrak to provide an additional investment of up to an aggregate of £1,500,000 ($1.9 million on the date of initial investment) in the form of a secured convertible loan with an option for an additional £1,000,000 investment at the Company’s discretion.  An initial investment funding of £500,000 ($0.6 million on the date of investment) was made on May 19, 2023.  Additional investment fundings of £700,000 ($0.9 million on the date of investment) and £500,000 ($0.6 million on the date of investment) were made on September 8, 2023 and December 15, 2023, respectively.  The loaned amounts are due twenty-four months from the issue date, which can be extended upon mutual agreement.  The convertible note bears interest at either an annual rate of 12% for cash interest or 15% for payment in kind interest on the outstanding amount under the note, such rate being selected by Bodytrak.

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

For FY24 and FY23, the Company recognized losses of $0.6 and $0.4 million, respectively.  The loss is reflected in other income (expense), net in the consolidated statements of operations.

5. GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill during the fiscal years ended January 31, 2024 and 2023, were as follows (in $000s):

	2024	2023
Balance at February 1	$8,473	$871
Measurement period adjustment	1,447	----
Acquisitions	3,749	7,602
Balance at January 31	$13,669	$8,473

During FY24, a measurement period adjustment was recorded to recognize deferred tax liabilities of $1.4 million associated with the finite-lived intangibles acquired in the Eagle acquisition, with a corresponding increase to goodwill.

Changes in intangible assets during the fiscal years ended January 31, 2024 and 2023, were as follows (in $000s):

	2024	2023
Balance at February 1	$6,042	$	----
Acquisitions	1,211		6,109
Amortization	(423)		(67)
Balance at January 31	$6,830		$6,042

		January 31, 2024			January 31, 2023
Intangible Assets (in $000s)	Weighted Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	15	$3,558	$(267)	$3,291	$3,283	$(37)	$3,246
Trade names and trademarks	15	1,773	(109)	1,664	1,333	(15)	1,318
Technological know-how	15	1,989	(114)	1,875	1,493	(15)	1,478
Total		$7,320	$(490)	$6,830	$6,109	$(67)	$6,042

Intangible asset amortization expense over the next five years is expected to be approximately $0.5 million per year.

6. ACQUISITIONS

Acquisition of Pacific

On November 30, 2023 the Company acquired New Zealand-based Pacific Helmets NZ Limited (“Pacific”) in an all-cash transaction valued at approximately NZ$14.000,000 ($8.5 million at the closing date exchange rate) including assumption of debt, subject to post-closing adjustments and customary holdback provisions. The acquisition enhances Lakeland’s product portfolio, particularly within fire service protective helmets.  Headquartered in Whanganui, New Zealand, Pacific is a leading designer and provider of structural firefighting, wildland firefighting, and technical rescue helmets.  The transaction was funded through the revolving credit facility and cash balances.

Pacific’s operating results are included in our consolidated financial statements from the acquisition date. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting.

As part of the acquisition agreement, Pacific will pay from the holdback an amount equal to the amount by which Pacific’s revenue falls below NZ$11.1 million for Pacific’s fiscal year ending March 31, 2024 subject to certain conditions. The estimated amount of the reduction to the holdback to be paid by the Company is less than $0.1 million. The estimate was developed using a Monte Carlo simulation. If Pacific exceeds the revenue target of NZ$11.1 million, Pacific will not receive any additional consideration.

The following table summarizes the preliminary fair values of the Pacific assets acquired and liabilities assumed at the date of the acquisition:

Net working capital acquired (including cash of $0.1 million)	$1,694
Property, plant and equipment	2,265
Customer relationships	275
Trade names and trademarks	440
Technological know-how	495
Goodwill	3,749
Total assets acquired	8,918
Less liabilities assumed	(2,787)
Net assets acquired	$6,131

Assets acquired and liabilities assumed in connection with the acquisition were recorded at estimated fair values. Estimated fair values were determined by management, based in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the estimated fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges; the relief from royalty method for trade names and trademarks and technological know-how; and the cost method for the assembled workforce was included in goodwill. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. Cash flow forecasts were generally based on Pacific’s pre-acquisition forecasts. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships, trade names and trademarks and technological know-how acquired in the Pacific transaction are being amortized over periods of 14 years, 15 years and 10 years, respectively.

Goodwill is calculated as the excess of the purchase price over the estimated fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the estimated fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of Pacific with our operations.

Due to the timing of the completion of the acquisition, the purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding assets acquired and liabilities assumed, and revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals and valuations related to contingent consideration, inventory, contractual relationships, tangible assets and intangible assets. These changes to the purchase price allocation could be significant. The purchase price allocation will be finalized within the measurement period of up to one year from the acquisition date.

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

Eagle did not reach the revenue threshold for the period May 1, 2022 through April 30, 2023 and received no payment for that period.  Based on the revised forecast for the period May 1, 2023 through April 30, 2024, the estimated amount of the earnout payment developed using a Monte Carlo simulation is $0.6 million. The adjustment to the accrued earnout payment of $2.5 million was recorded in FY24, and reflected as a reduction in operating expenses.

The following table summarizes the preliminary fair values of the Eagle assets acquired and liabilities assumed at the date of the acquisition:

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

During FY24, a measurement period adjustment was recorded to recognize deferred tax liabilities of $1.4 million associated with the finite-lived intangibles acquired, with a corresponding increase to goodwill.

The following unaudited pro forma information presents our combined results as if the Pacific and Eagle acquisitions had occurred at the beginning of FY23. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined company's results. There were no material transactions between the Company and the acquired entities during the periods presented that are required to be eliminated. The unaudited pro forma combined financial information does not reflect cost savings, operating synergies or revenue enhancements that the combined companies may achieve or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.

Pro forma combined financial information (Unaudited)

(in millions, except per share amount)	Year Ended January 31,
	2024	2023
Net sales	$129.8	$122.3
Net income	$5.8	$1.6
Basic earnings per share	$0.79	$0.22
Diluted earnings per share	$0.77	$0.21

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

Total acquisition-related costs were $0.5 million and $0.6 million for the years ended January 31, 2024 and 2023, respectively. Transactional costs and acquisition-related amortization is included in operating expenses in the Consolidated Statements of Operations.

7.  LONG-TERM DEBT

Revolving Credit Facility

On June 25, 2020, the Company entered into a Loan Agreement (the “Loan Agreement”) with Bank of America (“Lender”). The Loan Agreement provides the Company with a secured (i) $12.5 million revolving credit facility, which includes a $5.0 million letter of credit sub-facility. The Company may request from time to time an increase in the revolving credit loan commitment of up to $5.0 million (for a total commitment of up to $17.5 million). Borrowing pursuant to the revolving credit facility is subject to a borrowing base amount calculated as (a) 80% of eligible accounts receivable, as defined, plus (b) 50% of the value of acceptable inventory, as defined, minus (c) certain reserves as the Lender may establish for the amount of estimated exposure, as reasonably determined by the Lender from time to time, under certain interest rate swap contracts. The borrowing base limitation only applies during periods when the Company’s quarterly funded debt to EBITDA ratio, as defined, exceeds 2.00 to 1.00. The credit facility was to mature on June 25, 2025.

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

On June 18, 2021, the Company entered into Amendment No. 1 to the Loan Agreement (the “Amendment”) with the Lender, which modified certain terms of the Company’s existing Loan Agreement with the Lender. The Amendment increased the credit limit under the Loan Agreement’s senior secured revolving credit facility from $12.5 million to $25.0 million. The Amendment also amended the covenant in the Loan Agreement that restricts acquisitions by the Company or its subsidiaries in order to allow, without the prior consent of the Lender, acquisitions of a business or its assets if there is no default under the Loan Agreement and the aggregate consideration does not exceed $7.5 million for any individual acquisition or $15.0 million on a cumulative basis for all such acquisitions.

The Loan Agreement requires the Company to maintain a Funded Debt to EBITDA (as each such term is defined in the Loan Agreement) ratio of 3.0 to 1.0 or less and a Basic Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of at least 1.15 to 1.0. The Loan Agreement also contains customary covenants, including covenants that, among other things, limit or restrict the Company’s and/or the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to incur liens or indebtedness, pay dividends or merge, consolidate or sell or otherwise transfer assets. The Company was in compliance with all of its debt covenants as of January 31, 2024.

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

In connection with the Loan Agreement, the Company entered into with the Lender (i) a security agreement dated June 25, 2020, pursuant to which the Company granted to the Lender a first priority perfected security interest in substantially all of the personal property and the intangibles of the Company, and (ii) a pledge agreement, dated June 25, 2020, pursuant to which the Company granted to the Lender a first priority perfected security interest in the stock of its subsidiaries (limited to 65% of those subsidiaries that are considered “controlled foreign subsidiaries” as set forth in the Internal Revenue Code and regulations). The Company’s obligations to the Lender under the Loan Agreement are also secured by a negative pledge evidenced by a Non-encumbrance Agreement covering the real property owned by the Company in Decatur, Alabama

On November 30, 2023, the Company entered into Amendment No. 3 to the Loan Agreement by and between Bank of America, N.A. (the “Lender”) and the Company (the “Third Amendment”).  Pursuant to the Third Amendment, the Lender consented to the Company’s acquisition of one hundred percent (100%) of the equity interests of Pacific.  The Third Amendment further provided for certain amendments to the Loan Agreement to permit additional indebtedness to be made available to Pacific, to exempt Pacific from certain requirements of the Loan Agreement pertaining to subsidiary guaranty and asset pledges that would otherwise be required under the Loan Agreement and to waive the Company’s borrowing base limitations through January 31, 2024.  The Third Amendment also provided for the reaffirmation of representations, warranties and covenants under the Loan Agreement as are customary in connection with similar amendments of credit documents.

As of January 31, 2024, the Company had no borrowings outstanding on the letter of credit sub-facility and no borrowings outstanding under the revolving credit facility.

On March 28, 2024, the Company entered into Amendment No. 4 to the Loan Agreement by and between Bank of America, N.A. (the “Lender”) and the Company (the “Fourth Amendment”).  Pursuant to the Fourth Amendment, the Lender and the Company agreed to, among other things, (i) extend the expiration date of the credit facility to March 28, 2029, (ii) increase the availability under the revolving credit facility to $40.0 million with an accordion feature providing for the potential funding of an additional $10.0 million, (iii) remove the borrowing base component of the credit facility; and (iv) modify the interest rate based on Daily SOFR plus the Applicable Rate. The Applicable Rate is based upon a Funded Debt to EBITDA Ratio and includes four (4) different levels constituting a SOFR margin range from 1.25% to 2.00%.  In addition, the Fourth Amendment (i) modified the Funded Debt to EBITDA Ratio covenant so as not to exceed 3.5x (with step-downs to 3.25 and 3.0 in 2025 and 2026), (ii) modified the Basic Fixed Charge Coverage Ratio covenant to a minimum of 1.20x, (iii) includes a springing Asset Coverage Ratio covenant of at least 1.10x, but only to the extent that the maximum Total Leverage Ratio exceeds 3.00x at any reporting period, (iv) increases the sublimit for letters of credit to $10.0 million, and (v) imposes a floor to Daily SOFR of one percent (1.00%). The Fourth Amendment provides for additional indebtedness or the assumption of existing indebtedness for acquisitions of foreign subsidiaries (not to exceed $10.0 million in USD) and increased the size of Permitted Acquisitions, without prior approval from the Lender, to $17.5 million per occurrence and $35.0 million in the aggregate.

Borrowings in UK

On December 31, 2014, the Company and Lakeland Industries Europe, Ltd. (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with HSBC Bank to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million, based on exchange rates at time of closing) to £1,500,000 (approximately USD $2.3 million, based on exchange rates at time of closing), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million, based on exchange rates at the time of closing) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. This agreement has been subsequently amended with the most recent amendment on March 8, 2022. The cumulative result of the amendments through March 8, 2022 reflect a reduction of the service charge to 0.765%. The agreement can be terminated with three months’ notice. There were no borrowings outstanding under this facility at January 31, 2024.

Pacific Borrowings

Pacific has two facilities with the Bank of New Zealand. Pacific has a trade finance facility where the lender finances vendor purchases. The trade finance facility has a limit of 500,000 New Zealand dollars and caries an interest rate at the prevailing base rate for the relevant currency of the vendor plus a margin of 3.00% per annum. The facility includes two term loans. The first term loan of 1,500,000 New Zealand dollars matures on December 17, 2025, carries an interest rate of 2.3% per annum and requires monthly payments of $19,350.27 New Zealand dollars. The second term loan of 550,000 New Zealand dollars matures on November 18, 2024, carries an interest rate of 3.5% per annum and requires monthly payments of 10,005 New Zealand dollars. The facilities expire in August 2026 and are secured by a security interest in Pacific’s real property. Borrowings under the trade finance facility and amounts due in FY25 under the term loans are reported as short-term borrowings and were $0.3 million at January 31, 2024. Borrowings under the term loans due after FY25 are reported as long-term borrowings and were $0.7 million at January 31, 2024.

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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC (UK); Royal Bank of Scotland, Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, JSC Bank Centercredit in Kazakhstan and Bank of New Zealand in New Zealand. The Company monitors its financial depositories by their credit rating, which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There was approximately $3.3 million total included in U.S. bank accounts and approximately $22.0 million total in foreign bank accounts as of January 31, 2024, of which $24.4 million was uninsured.

Major Customer

No customer accounted for more than 10% of net sales during FY24 and FY23.

Major Supplier

No vendor accounted for more than 10% of purchases during FY24 and FY23.

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

The Company recognized total stock-based compensation costs, which are reflected in operating expenses (in 000’s):

	Year Ended January 31,
	2024	2023
2017 Plan:
Total restricted stock and stock option programs	$1,365	$1,491
Total income tax expense recognized for stock-based compensation arrangements	$287	$313

Restricted Stock

Under the 2017 Plan, as described above, the Company awarded performance-based and service-based shares of restricted stock and restricted stock units to eligible employees and directors. The following table summarizes the activity under the 2017 Plan for the years ended January 31, 2024 and 2023. This table reflects the amount of awards granted at the number of shares that would be vested if the Company were to achieve the maximum performance level under the June 2021, June 2022 and March 2023 grants.

	Performance- Based	Service-Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2022	232,838	14,970	247,808	$20.89
Awarded	36,475	56,065	92,540	$18.19
Vested	(141,833)	(30,370)	(172,203)	$10.33
Forfeited	---	---	---
Outstanding at January 31, 2023	127,480	40,665	168,145	$22.95
Awarded	64,953	130,390	195,343	$14.19
Vested	(71,202)	(26,336)	(97,538)	$14.90
Forfeited	(38,901)	(31,829)	(70,730)
Outstanding at January 31, 2024	82,330	112,890	195,220	$16.61

The actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a three year performance measurement period based on measures that include Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) margin, revenue growth, and free cash flow for the June 2021 grants.  Performance measures for the April 2022 grants are revenue growth and EBITDA margin. Performance measures for the March 2023 grants are revenue growth, EBITDA margin and return on invested capital. The performance targets have been set for each of the Minimum, Target, and Maximum levels. The actual performance amount achieved is determined by the Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence, at the discretion of the Committee.

The compensation cost is based on the fair value at the grant date, is recognized over the requisite performance/service period using the straight-line method, and is periodically adjusted for the probable number of shares to be awarded.  As of January 31, 2024, unrecognized stock-based compensation expense totaled $1.0 million pursuant to the 2017 Plan based on outstanding awards under the Plan.  This expense is expected to be recognized over approximately two years.

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

Shares repurchased in FY24 totaled 27,514 shares at a cost of $0.3 million, leaving $5.0 million remaining under the share repurchase program at January 31, 2024.  The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

10. INCOME TAXES

The provision for income taxes is based on the following pretax income (loss):

	Years Ended
	January 31,
Domestic and Foreign Pretax Income (Loss)	2024	2023
Domestic	$8,648	$15,322
Foreign	708	(9,851)
Total	$9,356	$5,471

The domestic and foreign pretax income in the schedule above reflects intercompany dividends paid to the U.S. from international subsidiaries of $11.4 million and $19.0 million for fiscal years ended January 31, 2024 and 2023, respectively.

	Years Ended
	January 31,
	2024	2023
Income Tax Expense (Benefit)
Current:
Federal	$17	$2
State and other taxes	58	68
Foreign	4,674	3,450
Total Current Tax Expense	$4,749	$3,520
Deferred:
Domestic	($186)	($756)
Foreign	(633)	834
Total Deferred Tax Expense	(819)	$78
Total Income Taxes	$3,930	$3,598

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

	Years Ended January 31,
	2024	2023
Statutory rate	21.00%	21.00%
State Income Taxes, Net of Federal Tax Benefit	0.49%	0.05%
Adjustment to Deferred	(23.26)%	13.54%
GILTI	9.07%	24.84%
Foreign Tax Credit – GILTI	(2.42)%	(14.86)%
Section 250 Deduction	(4.92)%	(15.74)%
Permanent Differences	0.20%	0.07%
Valuation Allowance-Deferred Tax Asset	33.29%	6.41%
Foreign Tax Credit	(15.24)%	(9.74)%
Section 78 Gross-up	0.77%	6.64%
Argentina Flow Through Loss	7.20%	1.09%
Withholding Taxes	5.72%	36.55%
Foreign Rate Differential	18.25%	2.11%
Change in State Apportionment Rate	(1.48)%	(1.38)%
Foreign employee benefits	(1.58)%	(3.58)%
Foreign Dividends Paid to U.S.	25.69%	73.01%
Foreign Dividends Received Deduction	(25.69)%	(73.01)%
Earnout Adjustment	(5.70)%	---
Other	0.62%	(1.25)%
Effective Rate	42.01%	65.74%

The tax effects of temporary cumulative differences which give rise to deferred tax assets are summarized as follows:

	Years Ended January 31,
	2024	2023
Deferred tax assets:
Inventories	$1,545	$1,147

US tax loss carryforwards, including work opportunity credit	167	186
Accounts receivable and accrued rebates	295	278
Accrued compensation and other	441	123
India reserves - US deduction	24	22
Equity based compensation	346	1,178
Foreign tax credit carry-forward	4,548	3,123
State and local carry-forwards	1,256	18
Depreciation and amortization	(1,846)	(155)
Prepaid expenses	(253)	(175)
Right-of-use asset	(1,590)	(697)
Operating lease liability	1,672	732
Foreign carry-forwards	1,102	438
Withholding taxes	(383)	(769)
Other	351	107
Deferred tax asset	7,675	5,556
Less valuation allowance	(6,675)	(3,561)
Net deferred tax asset	$1,000	$1,995

	January 31,
Balance sheet classification	2024	2023
Long-term deferred tax asset	$3,097	$2,764
Long-term deferred tax liability	$2,097	$769

The benefit relating to capital loss, operating loss, and credit carryforwards included in the above table at January 31, 2024, consisted of:

	Gross Carryforward	Benefit Amount	Valuation Allowance	Expiration Beginning In
State operating loss carryforwards	$20,132	$1,256	$(1,025)	2028
Foreign tax credit carryforwards		4,548	(4,548)	2025
Federal credit carryforwards		167	-	2035
Mexico operating loss carryforwards	$1,199	360	(360)	2033
Chile operating loss carryforwards	$2,414	652	(652)	Indefinite
UK operating loss carryforwards	$361	90	(90)	Indefinite
Total		$7,073	$(6,675)

A significant portion of our net operating loss carryforwards were generated in the state of Alabama prior to the change in apportionment factor rules for that state in 2021 which moved the state to a single sales factor apportionment method. The impact of the state law change significantly reduced our apportionment factor in that state, making it unlikely that we will generate sufficient income allocated to that state in order to utilize the full amount of our net loss carryforwards prior to their expiration.

Indefinite Reinvestment Assertion

The Company generally considers all earnings generated outside of the U.S. to be permanently reinvested offshore, with the exception to countries where cash can be repatriated without withholding taxes, and in China in which the Company previously determined excess cash over what was required to fund operations and growth existed.

During FY24, the Company repatriated $4.5 million and $7.0 million from Canada and China, respectively. The Company also identified an additional $3.8 million in excess cash in its Chinese operations for which it plans to repatriate in the future. A withholding tax liability has been established for the expected withholding taxes in the amount of $0.4 million as of the period ended January 31, 2024. The distribution from Canada received during FY24 was a result of the sale of real estate during the year. The sale resulted in after tax excess cash that the Company determined was not needed to fund local operations and repatriated back to the US in a one-time action. The Company still currently maintains a permanently reinvestment assertion on its future Canada operations.

Income Tax Audits

The Company is subject to US federal income tax, as well as income tax in multiple US state and local jurisdictions and a number of foreign jurisdictions. Returns for the years since FY20 are still open based on statutes of limitation only.

Chinese tax authorities have performed limited reviews on all Chinese subsidiaries as of tax years 2008 through 2021 with no significant issues noted and we believe our tax positions are reasonably stated as of January 31, 2024. The 2023 tax review will be performed before May 31, 2024 in China.

Change in Valuation Allowance

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. The valuation allowance for the years ended January 31, 2024 and January 31, 2023 was $6.7 million and $3.6 million, respectively.

OECD and Pillar Two

In 2021 the Organization for Economic Cooperation and Development (OECD) announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. Although we expect increased tax compliance efforts as a result of new legislation, we do not expect Pillar Two to have a significant impact on our effective tax rate or our consolidated results of operations, financial position and cash flows.

11.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share as follows:

	Years Ended January 31, (000’s except share information)
	2024	2023
Numerator – Net Income	$5,425	$1,873

Denominator for basic net income per share (weighted-average shares which reflect 1,358,208 and 1,330,694 treasury shares at January 31, 2024 and 2023, respectively)	7,352,356	7,562,187

Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	187,349	175,776
Denominator for diluted net income per share (adjusted weighted average shares)	7,539,705	7,737,963

Basic net income per share	$0.74	$0.25
Diluted net income per share	$0.72	$0.24

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

We have one type of derivatives to manage the risk of foreign currency fluctuations. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contract derivatives, not designated as hedging instruments, were generally settled quarterly. Gain and loss on those forward contracts are included in current earnings. There were no outstanding forward contracts at January 31, 2024 or 2023.

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

During the third quarter of FY24, the Company sent a letter to the landlord outlining certain structural defects on the newly constructed facility in Monterrey, Mexico that would inhibit the Company from effectively utilizing the facility for its intended purpose. The Company has initiated discussions with the landlord as to potential remedies which may inform our decision-making process with respect to this property. Changes in our long-term intended use for the building may impact the carrying value of the currently recorded right of use asset.

General litigation contingencies

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of January 31, 2024, to the best of the Company’s knowledge, there were no significant outstanding claims or litigation.

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

Most of our real estate leases include one or more options to renew, with renewal terms that generally can extend the lease term for an additional four to five years. The exercise of lease renewal options is at the Company’s discretion. The Company evaluates renewal options at lease inception and on an ongoing basis and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. Lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.

Lease cost

The components of lease expense are included on the consolidated statement of operations as follows (in 000’s):

	Classification	Year Ended January 31, 2024	Year Ended January 31, 2023
Operating lease cost	Cost of goods sold	$1,092	$272
	Operating expenses	$1,402	$1,035
Short-term lease cost		$221	$169

Weighted-average lease terms and discount rates are as follows:

	January 31, 2024	January 31, 2023
Weighted-average remaining lease term (years)
Operating leases	8.0	8.2

Weighted-average discount rate
Operating leases	10.4%	5.25%

Supplemental cash flow information related to leases were as follows (in 000’s):

Cash paid for amounts included in the measurement of lease liabilities:	Year Ended January 31, 2024	Year Ended January 31, 2023
Operating cash flows from operating leases	$1,932	$1,436
Leased assets obtained in exchange for new operating lease liabilities	$5,591	$1,148

Maturity of Lease Liabilities

Maturity of lease liabilities as of January 31, 2024 was as follows (in $000’s):

Year ending January 31,	Operating Leases

2025	$2,164
2026	2,092
2027	1,876
2028	1,805
2029	1,490
Thereafter	5,547
Total lease payments	14,974
Less: Interest	3,689
Present value of lease liability	$11,285

14. SEGMENT REPORTING

Domestic and international sales from continuing operations are as follows in millions of dollars:

	2024	2023
Domestic	$55.3	$49.0
International	69.4	63.8
Total	$124.7	$112.8

We manage our operations by evaluating each of our geographic locations. Our US operations include a facility in Alabama (primarily the distribution to customers of the bulk of our products and the light manufacturing of our chemical, wovens, reflective, and fire products). The Company also maintains one manufacturing company in China (primarily disposable and chemical suit production), a manufacturing facility in Mexico (primarily disposable, reflective, fire and chemical suit production), a manufacturing facility in Vietnam (primarily disposable production), a manufacturing facility in New Zealand (helmets)  and a small manufacturing facility in India. Our China facilities produce the majority of the Company’s products, and China generates a significant portion of the Company’s international revenues. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in the USA, Canada, Mexico, Europe, Latin America, India, Russia, Kazakhstan, Australia, New Zealand and China, which sell and distribute products shipped from the United States, Mexico, India or China. The table below represents information about reported segments for the years noted therein:

	Year Ended January 31,
	2024	2023
	(in millions of dollars)
Net Sales
USA Operations (including Corporate)	$60.9	$53.8
Other foreign	14.0	9.5
Europe (UK)	16.4	8.3
Mexico	6.7	5.2
Asia	46.2	63.7
Canada	9.3	9.0
Latin America	16.3	10.9
Less intersegment sales	(45.1)	(47.6)
Consolidated sales	$124.7	$112.8
External Sales
USA Operations (including Corporate)	$55.3	$49.0
Other foreign	9.9	7.2
Europe (UK)	16.3	8.3
Mexico	4.0	3.7
Asia	13.8	24.8
Canada	9.3	9.0
Latin America	16.1	10.8
Consolidated external sales	$124.7	$112.8
Intersegment Sales
USA Operations (including Corporate)	$5.6	$4.8
Other foreign	4.1	2.4
Europe (UK)	0.1	----
Mexico	2.7	1.5
Asia	32.4	38.9
Canada	—	—
Latin America	0.2	—
Consolidated intersegment sales	$45.1	$47.6

	Year Ended January 31,
	2024	2023
	(in millions of dollars)
Operating Profit (Loss):
USA Operations (including Corporate)	$(3.5)	$(6.4)
Other foreign	2.0	0.4
Europe (UK)	0.1	(1.3)
Mexico	(2.1)	(1.4)
Asia	4.6	10.9
Canada	1.5	1.5
Latin America	2.8	1.9
Less intersegment (profit) loss	0.3	(0.1)
Consolidated operating profit	$5.7	$5.5
Depreciation and Amortization Expense:
USA Operations (including Corporate)	$0.8	$0.6
Other foreign	0.1	0.1
Europe (UK)	0.4	----
Mexico	0.2	0.2
Asia	0.5	0.5
Canada	0.1	0.1
Latin America	----	----
Less intersegment	----	----
Consolidated depreciation and amortization expense	$2.1	$1.5

	Year Ended January 31,
	2024	2023
	(in millions of dollars)
Total Assets:
USA Operations (including Corporate)	$92.2	$94.1
Other foreign	20.3	10.4
Europe (UK)	30.0	12.5
Mexico	12.1	5.5
Asia	51.6	55.8
Canada	8.5	6.0
Latin America	15.0	10.6
Less intersegment	(76.0)	(52.0)
Consolidated assets	$153.7	$142.9
Total Assets Less Intersegment:
USA Operations (including Corporate)	$47.1	$65.2
Other foreign	19.6	9.2
Europe (UK)	27.2	12.5
Mexico	10.2	5.3
Asia	29.0	35.6
Canada	8.3	5.8
Latin America	12.3	9.3
Consolidated assets	$153.7	$142.9
Property and Equipment:
USA Operations (including Corporate)	$2.3	$3.3
Other foreign	2.7	0.2
Europe (UK)	0.1	0.1
Mexico	2.8	2.0
Asia	2.6	2.4
Canada	----	0.8
Latin America	0.2	0.2
Less intersegment	----	0.1
Consolidated long-lived assets	$10.7	$9.1
Capital Expenditures:
USA Operations (including Corporate)	$0.5	$1.2
Other foreign	----	----
Europe (UK)	----	----
Mexico	1.0	-
Asia	0.5	0.6
Canada	----	----
Latin America	$0.1	0.2
Consolidated capital expenditure	$2.1	$2.0

15. SUBSEQUENT EVENTS

The Company has reviewed and evaluated whether any material subsequent events have occurred from January 31, 2024 through the filing date of the Company’s Annual Report on Form 10-K.  All appropriate subsequent event disclosures have been made in the consolidated financial statements.  On February 5, 2024, the Company acquired Italy and Romania-based Jolly Scarpe S.p.A. and Jolly Scarpe Romania S.R.L. (collectively, "Jolly") in an all-cash transaction valued at approximately $9.3 million subject to post-closing adjustments and customary holdback provisions.  Jolly is a leading designer and manufacturer of professional footwear for the firefighting, military, police, and rescue markets. The company is headquartered in Montebelluna, Italy, with manufacturing operations in Bucharest, Romania, and has 150 employees. Jolly provides a differentiated product portfolio through its continued investment in research and development and use of modern materials and cutting-edge technologies in the production of its footwear.

On March 28, 2024, the Company entered into Amendment No. 4 to Loan Agreement by and between Bank of America, N.A. (the “Lender”) and the Company (the “Fourth Amendment”).  See Note 7, “Long-Term Debt” for additional information.

On April 2, 2024, Lakeland Global Safety, Ltd. (“Lakeland Global”), a wholly-owned subsidiary the Company, entered into a Share Sale and Purchase Agreement (the “Purchase Agreement”), by and between Kantaras Investments Pte. Ltd., Lakeland Global, and the Company, pursuant to which Lakeland Global acquired all of the shares of the fire and rescue business of LHD Group Deutschland GmbH, LHD Group Australia Pty Ltd and LHD Group Hong Kong Ltd., wholly-owned entities of Kantaras Investments Pte. Ltd. (collectively, the “LHD Group”) for a purchase price of EUR 15.4 million (approximately USD $16.7 million), subject to post-closing adjustments and customary holdback provisions. The LHD Group is a leader in firefighter turnout gear, accessories, and Total Care services, including laundry, repair, and maintenance. The transaction will be funded through the Company’s credit facility. The acquisition is expected to close in May subject to the satisfaction of customary closing conditions, including receipt of regulatory approvals.

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

Remediation of Material Weakness

In connection with our audit of the fiscal year 2023 consolidated financial statements, we and our independent registered public accounting firm determined that we had material weaknesses in our internal control over financial reporting. These material weaknesses primarily pertained to process-level controls over foreign subsidiary currency translation or remeasurement to ensure the foreign subsidiary’s account balances were accurately stated in the consolidated financial statements.

During the year ended January 31, 2024, we implemented enhanced procedures to remediate the deficiencies in our internal control over financial reporting that resulted in the material weakness. Specific remedial actions undertaken by management included, without limitation:

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

We have completed the process of implementing the aforementioned enhancements and believe that we have remediated the material weaknesses in our internal control over financial reporting with respect to the foreign subsidiary currency translation.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of January 31, 2024.

The Company acquired Pacific Helmets NZ Limited on November 30, 2023, which represented approximately 7% and 6% of the Company's net assets and total assets as of January 31, 2024 and 1% of total sales, for the year ended January 31, 2024. As the Pacific Helmets NZ Limited acquisition was completed during the fourth quarter of fiscal 2024, the scope of the Company's fiscal 2024 assessment of the effectiveness of its internal control over financial reporting does not include the acquired Pacific Helmets NZ Limited business. This exclusion is pursuant to the SEC's general guidance that an assessment of a recently acquired business' internal control over financial reporting may be omitted from the scope of the Company's assessment of its internal control over financial reporting for twelve months following the date of acquisition.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, which were ongoing during the last fiscal quarter ended January 31, 2024, there were no changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended January 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2024, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2024. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2024, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2024. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2024.

Equity Compensation Plans

The following sets forth information relating to Lakeland’s equity compensation plans as of January 31, 2024:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1) (c)
Equity Compensation plans approved by security holders	193,151	$15.92	190,466
Equity compensation plans not approved by security holders	—	—	—
Total	193,151	$15.92	190,466

(1) The total reflected in column (c) includes shares available for grant as any type of equity award under our 2017 Equity Incentive Plan, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2024, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2024.

ITEM 14, PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2023, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2024.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

a. (1) Financial Statements - Covered by Report of Independent Registered Public Accounting Firm

(A)	Consolidated Statements of Operations for the years ended January 31, 2024 and 2023

(B)	Consolidated Statements of Comprehensive Income for the years ended January 31, 2024 and 2023

(C)	Consolidated Balance Sheets at January 31, 2024 and 2023

(D)	Consolidated Statements of Stockholders’ Equity for the years ended January 31, 2024 and 2023

(E)	Consolidated Statements of Cash Flows for the years ended January 31, 2024 and 2023

(F)	Notes to Consolidated Financial Statements

 (4) Exhibits – See (b) below

b. Exhibits

Exhibit No.	Description

2.1

Agreement for the Sale and Purchase of the Issued Shares of Eagle Technical Products Limited, by and between Lakeland Global Safety, Ltd as Buyer and Longworth Limited as Seller, dated as of December 2, 2022 (incorporated by reference to Exhibit 2.1 of Lakeland Industries, Inc.’s Form 10-K filed April 18, 2023).

2.2	Share Sale and Purchase Agreement, by and between Pacific Helmets NZ Limited and Lakeland NZ Limited, dated as of November 30, 2023 (filed herewith).
2.3	Share Purchase Agreement, by and between Minerva Manufacture de chaussures S.A. and Lakeland Global Safety, Ltd., dated as of February 5, 2024 (filed herewith).
3.1

Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc.’s Registration Statement on Form S-8 filed on September 3, 2021).

3.2	Amended and Restated Bylaws of Lakeland Industries Inc., (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 8-K filed April 28, 2017).
4.1	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc.’s Form 10-K filed April 18, 2023).
10.1	Employment Agreement dated February 11, 2021, between Allen E. Dillard and the Company (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed February 16, 2021).*
10.2	Employment Agreement dated January 27, 2020, between Charles D. Roberson and the Company (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed January 29, 2020).*
10.3	Form of Stock Option Certificate and Agreement (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 10-Q filed September 9, 2019).*
10.4	Lakeland Industries, Inc. Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed June 29, 2012).
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

37

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
10.24

Amendment to Agreement for Purchase of Debts, dated effectively as of March 3, 2022, between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 10-Q filed June 7, 2023).

10.25

Investment Agreement, dated as of October 18, 2021, by and among Lakeland Industries, Inc., Inova Design Solutions LTD and the other parties thereto (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed on October 20, 2021)

10.26

Lease Agreement, by and between Morena de la Garza Gonzalez and Alejandro Mario Gonzalez Quezada and Lakeland Industries, Inc.(incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed August 17, 2022)

10.27

Continuing Guaranty, dated as of July 6, 2022, by Lakeland Industries, Inc. in favor of Morena de la Garza Gonzalez and Alejandro Mario Gonzalez Quezada (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed August 17, 2022)

10.28	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of Lakeland Industries, Inc.’s Form 10-Q filed September 8, 2022) *

10.29	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of Lakeland Industries, Inc.’s Form 10-Q filed September 8, 2022) *
10.30

Employment Agreement, dated January 30, 2023, by and between Lakeland Industries, Inc. and Roger D. Shannon  (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed February 2, 2023) *

10.31

Employment Agreement, dated September 1, 2022, by and between Lakeland Industries, Inc. and Hui An (incorporated by reference to Exhibit 10.30 of Lakeland Industries, Inc.’s Form 10-K filed April 18, 2023)*

10.32

Debt Purchase Facility Agreement, dated as of April 6, 2021, between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 10-Q filed June 7, 2023)*

10.33

General Release and Severance Agreement, by and between Lakeland Industries, Inc. and Allen E. Dillard  (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 10-Q filed June 7, 2023) *

10.34

Transition to Retirement Agreement and General Release, dated May 11, 2023, by and between Lakeland Industries, Inc. and Steven L. Harvey (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 10-Q filed September 6, 2023) *

10.35

General Release and Separation Agreement, dated October 19, 2023, by and between Lakeland Industries, Inc. and Charles D. Roberson (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 10-Q filed December 7, 2023) *

10.36	Amendment No. 2 to Loan Agreement, dated as of March 3, 2023, by and between Lakeland Industries, Inc. and Bank of America, N.A. (filed herewith)
10.37	Amendment No. 3 to Loan Agreement, dated as of November 30, 2023, by and between Lakeland Industries, Inc. and Bank of America, N.A. (filed herewith)
14.1	Lakeland Industries, Inc. Code of Ethics, as amended on September 29, 2017 (incorporated by reference to Exhibit 14.1 of Lakeland Industries, Inc.’s Form 10-K filed April 16, 2019).
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

SpecProtect LLC (St. Petersburg, Russia)

Lakeland (Vietnam) Industries Co., Ltd. (Nam Dinh, Vietnam)

Lakeland Industries Australia Pty Ltd. (Mornington, Australia)

Eagle Technical Products Limited (Manchester, United Kingdom)

SALH1,Inc. (Delaware, United States)

SALH2, Inc. (Delaware, United States)

Lakeland Safety MX Monterrey, S.A. de C.V. (Monterrey, Mexico)

Lakeland NZ Limited (Wanganui, New Zealand)

Pacific Helmets NZ Limited (Wanganui, New Zealand)

Jolly Scarpe S.p.A. (Italy)

Jolly Scarpe Romania S.R.L. (Romania)

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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1	Compensation Recoupment Policy (filed herewith)
101	Interactive Data Files for the Registrant’s Form 10-K for the period ended January 31, 2023, formatted in Inline XBRL.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

*Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

_________________SIGNATURES_________________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.

Dated: April 10, 2024	By:	/s/ James M. Jenkins
James M. Jenkins
Acting President and Chief Executive Officer and Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James M. Jenkins	Acting President and Chief Executive Officer and Executive Chairman	April 10, 2024
James M. Jenkins

/s/ Roger D. Shannon	Chief Financial Officer and Secretary	April 10, 2024
Roger D. Shannon	(Principal Financial and Accounting Officer)

/s/ Thomas J. McAteer	Director	April 10, 2024
Thomas J. McAteer

/s/ Nikki L. Hamblin	Director	April 10, 2024
Nikki L. Hamblin

/s/ Jeffrey T. Schlarbaum	Director	April 10, 2024
Jeffrey T. Schlarbaum

/s/ Ronald Herring	Director	April 10, 2024
Ronald Herring

/s/ Melissa Kidd	Director	April 10, 2024
Melissa Kidd

/s/ Martin Glavin	Director	April 10, 2024
Martin Glavin

