Form 10-Q
period 2024-04-30
LAKELAND INDUSTRIES INC
filed 2024-06-06
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2024
Common Stock, $0.01 par value per share	7,377,815 Shares

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

($000’s except for share and per share information)

	Three Months Ended April 30,
	2024	2023
Net sales	$36,309	$28,700
Cost of goods sold	20,125	16,256
Gross profit	16,184	12,444
Operating expenses	13,982	10,506
Operating profit	2,202	1,938
Other income (expense), net	11	(69)
Interest expense	(172)	(8)
Income before taxes	2,041	1,861
Income tax expense	388	541
Net income	$1,653	1,320
Net income per common share:
Basic	$0.22	$0.18
Diluted	$0.22	$0.18
Weighted average common shares outstanding:
Basic	7,364,757	7,325,005
Diluted	7,582,449	7,502,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

3

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

($000’s)

	Three Months Ended April 30,
	2024	2023

Net income	$1,653	$1,320
Other comprehensive income (loss):
Foreign currency translation adjustments	158	(718)
Comprehensive income	$1,811	$602

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(000’s except for share information)

ASSETS	April 30,	January 31,
	2024	2024
Current assets
Cash and cash equivalents	$28,365	$25,222
Accounts receivable, net of allowance for doubtful accounts of $927 and $857 at April 30, 2024 and January 31, 2024, respectively	21,763	19,169
Inventories	56,064	51,250
Prepaid VAT and other taxes	2,212	2,753
Income tax receivable and other current assets	5,364	3,111
Total current assets	113,768	101,505
Property and equipment, net	11,933	10,685
Operating leases right-of-use assets	12,080	10,969
Deferred tax assets	3,037	3,097
Other assets	147	110
Goodwill	15,215	13,669
Intangible assets, net	7,922	6,830
Equity investments	4,618	4,719
Convertible debt instruments	2,800	2,161
Total assets	$171,520	$153,745
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,051	$7,378
Accrued compensation and benefits	3,994	3,922
Other accrued expenses	4,466	2,487
Income tax payable	1,203	1,454
Short-term borrowings	-	298
Accrued earnout agreement	218	643
Current portion of operating lease liabilities	2,164	2,164
Total current liabilities	21,096	18,346
Deferred income taxes	2,114	2,097
Loans payable – long term	12,965	731
Long-term portion of operating lease liabilities	10,236	9,121
Total liabilities	46,411	30,294
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	-	-
Common stock, $0.01 par; authorized 20,000,000 shares Issued 8,736,023 and 8,722,965; outstanding 7,377,815 and 7,364,757 at April 30, 2024 and January 31, 2024, respectively	87	87
Treasury stock, at cost; 1,358,208 shares at April 30, 2024 and January 31, 2024, respectively	(19,979)	(19,979)
Additional paid-in capital	79,489	79,420
Retained earnings	70,714	69,282
Accumulated other comprehensive loss	(5,202)	(5,360)
Total stockholders' equity	125,109	123,450
Total liabilities and stockholders' equity	$171,520	$153,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(000’s except for share information)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
		($000’s)		($000’s)	($000’s)	($000’s)	($000’s)	($000’s)

Balance, January 31, 2023	8,655,699	$87	(1,330,694)	$(19,646)	$78,475	$64,765	$(3,691)	$119,990
Net income	-	-	-	-	-	1,320	-	1,320
Other comprehensive loss	-	-	-	-	-	-	(718)	(718)
Dividends	-	-	-	-	-	(246)	-	(246)
Stock-based compensation:
Restricted stock issued	53,557	-	-	-	-	-	-	-
Restricted stock plan	-	-	-	-	407	-	-	407
Return of shares in lieu of payroll withholding	-	-	-	-	(339)	-	-	(339)
Treasury stock purchased	-	-	(22,814)	(276)	-	-	-	(276)
Balance, April 30, 2023	8,709,256	$87	(1,353,508)	$(19,922)	$78,543	$65,839	$(4,409)	$120,138

Balance, January 31, 2024	8,722,965	$87	(1,358,208)	$(19,979)	$79,420	$69,282	$(5,360)	$123,450
Net income	-	-	-	-	-	1,653	-	1,653
Other comprehensive loss	-	-	-	-	-	-	158	158
Dividends	-	-	-	-	-	(221)	-	(221)
Stock-based compensation:
Restricted stock issued	13,058	-	-	-	-	-	-	-
Restricted stock plan	-	-	-	-	198	-	-	198
Return of shares in lieu of payroll withholding	-	-	-	-	(129)	-	-	(129)
Treasury stock purchased	-	-	-	-	-	-	-	-
Balance, April 30, 2024	8,736,023	$87	(1,358,208)	$(19,979)	$79,489	$70,714	$(5,202)	$125,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($000’s)

	Three Months Ended April 30,
	2024	2023
Cash flows from operating activities:
Net income	$1,653	$1,320
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	77	(176)
Depreciation and amortization	647	533
Stock based and restricted stock compensation	198	407
Equity in (earnings) loss of equity investment	101	147
Revaluation of earnout consideration	(711)	(493)
(Increase) decrease in operating assets
Accounts receivable	(404)	955
Inventories	433	178
Prepaid VAT and other taxes	541	(614)
Other current assets	(2,255)	(1,644)
Increase (decrease) in operating liabilities
Accounts payable	861	1,181
Accrued expenses and other liabilities	(852)	1,854
Operating lease liabilities	4	22
Net cash provided by operating activities	293	3,670
Cash flows from investing activities:
Purchases of property and equipment	(466)	(690)
Acquisitions, net of cash acquired	(8,141)	-
Investments in convertible debt instruments	(639)	-
Net cash (used in) investing activities:	(9,246)	(690)
Cash flows from financing activities:
Credit facility borrowings	12,300	-
Payments on debt facilities	(364)	(290)
Purchase of treasury stock under stock repurchase program	-	(276)
Dividends paid	(221)	(246)
Shares returned to pay employee taxes under restricted stock program	(129)	(339)
Net cash provided by (used in) financing activities	11,586	(1,151)
Effect of exchange rate changes on cash and cash equivalents	510	(447)
Net increase (decrease) in cash and cash equivalents	3,143	1,382
Cash and cash equivalents at beginning of period	25,222	24,639
Cash and cash equivalents at end of period	$28,365	$26,021

Supplemental disclosure of cash flow information:
Cash paid for interest	$174	$1
Cash paid for taxes	$397	$893

Noncash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$1,411	$91

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

2. Basis of Presentation

The condensed consolidated financial statements of the Company are unaudited. These condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company's results. Intercompany accounts and transactions have been eliminated. The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 31, 2025, or for any future period. The January 31, 2024, Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Balance Sheet but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of January 31, 2024 and 2023, and for each of the two years in the period ended January 31, 2024, included in our most recent annual report on Form 10-K filed on April 11, 2024.

In this Form 10-Q, (a) “FY” means fiscal year; thus, for example, FY25 refers to the fiscal year ending January 31, 2025, (b) “Q” refers to quarter; thus, for example, Q1 FY25 refers to the first quarter of the fiscal year ending January 31, 2025, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet, and (d) “Statement of Operations” refers to the unaudited condensed consolidated statement of operations.

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

On May 19, 2023, the Company entered into an agreement with Bodytrak to provide an additional investment of up to an aggregate of £1,500,000 ($1.9 million on the date of initial investment) in the form of a secured convertible loan with an option for an additional £1,000,000 investment at the Company’s discretion.  An initial investment funding of £500,000 ($0.6 million on the date of investment) was made on May 19, 2023.  Additional investment fundings of £700,000 ($0.9 million on the date of investment), £500,000 ($0.6 million on the date of investment) and £500,000 ($0.6 million on the date of investment) were made on September 8, 2023, December 15, 2023 and February 13, 2024, respectively.  The loaned amounts are due twenty-four months from the issue date, which can be extended upon mutual agreement.  The convertible note bears interest at either an annual rate of 12% for cash interest or 15% for payment in kind interest on the outstanding amount under the note, such rate being selected by Bodytrak.

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

The Company recognized losses of $0.1 million for each of the three months ended April 30, 2024 and 2023, as the Company’s share of Bodytrak’s net loss.  The loss is reflected in other income (expense), net in the consolidated statements of operations.

Acquisition of Jolly

On February 5, 2024, the Company acquired Italy and Romania-based Jolly Scarpe S.p.A. and Jolly Scarpe Romania S.R.L. (collectively, "Jolly") in an all-cash transaction Total consideration was $9.6 million, of which $7.5 million was paid to the seller at closing, $0.6 million paid to retire the remainder of Jolly’s debt and $1.5 million remained unpaid subject to post-closing adjustments and customary holdback provisions.  Jolly is a leading designer and manufacturer of professional footwear for the firefighting, military, police, and rescue markets. The company is headquartered in Montebelluna, Italy, with manufacturing operations in Bucharest, Romania, and has 150 employees.  Jolly’s primary customers are based in Europe.

Jolly’s operating results are included in our consolidated financial statements from the acquisition date. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. Jolly’s operating results and assets including acquired intangibles and goodwill will be reported as part of Europe in our geographic segment reporting.

The following table summarizes the preliminary fair values of the Jolly assets acquired and liabilities assumed at the date of the acquisition:

Net working capital acquired	$5,582
Property, plant and equipment	1,277
Customer relationships	425
Trade names and trademarks	567
Technological know-how	250
Goodwill	1,546
Total assets acquired	$9,647

Assets acquired and liabilities assumed in connection with the acquisition were recorded at estimated fair values. Estimated fair values were determined by management, based in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the estimated fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges; the relief from royalty method for trade names and trademarks and technological know-how; and the cost method for the assembled workforce was included in goodwill. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. Cash flow forecasts were generally based on Jolly’s pre-acquisition forecasts. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships, trade names and trademarks and technological know-how acquired in the Jolly transaction are being amortized over periods of 14 years, 10 years and 10 years, respectively.

Goodwill is calculated as the excess of the purchase price over the estimated fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the estimated fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of Jolly with our operations.

Due to the timing of the completion of the acquisition, the purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding assets acquired and liabilities assumed, and revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals, inventory, contractual relationships, tangible assets and intangible assets. These changes to the purchase price allocation could be significant. The purchase price allocation will be finalized within the measurement period of up to one year from the acquisition date.

Acquisition of Pacific

On November 30, 2023 the Company acquired New Zealand-based Pacific Helmets NZ Limited (“Pacific”) in an all-cash transaction valued at approximately NZ$14,000,000 ($8.6 million at the closing date exchange rate) including assumption of debt, subject to post-closing adjustments and customary holdback provisions. The acquisition enhances Lakeland’s product portfolio, particularly within fire service protective helmets.  Headquartered in Whanganui, New Zealand, Pacific is a leading designer and provider of structural firefighting, wildland firefighting, and technical rescue helmets.  The transaction was funded through the revolving credit facility and cash balances.

Pacific’s operating results are included in our consolidated financial statements from the acquisition date. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting.

As part of the acquisition agreement, Pacific will pay from the holdback an amount equal to the amount by which Pacific’s revenue fell below NZ$11.1 million for Pacific’s fiscal year ended March 31, 2024 subject to certain conditions.  The amount of the reduction to the holdback to be paid by Pacific is $0.3 million.

Due to the timing of the completion of the acquisition, the purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding assets acquired and liabilities assumed, and revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals, inventory, contractual relationships, tangible assets and intangible assets. These changes to the purchase price allocation could be significant. The purchase price allocation will be finalized within the measurement period of up to one year from the acquisition date.

The following unaudited pro forma information presents our combined results as if the Jolly and Pacific acquisitions had occurred at the beginning of FY24. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined company's results. There were no material transactions between the Company, Jolly and Pacific during the periods presented that are required to be eliminated. The unaudited pro forma combined financial information does not reflect cost savings, operating synergies or revenue enhancements that the combined companies may achieve or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.

Pro forma combined financial information (Unaudited)

(in millions, except per share amount)	Quarter Ended April 30,
	2024	2023
Net sales	$36.3	$34.4
Net income	$1.7	$1.4
Basic earnings per share	$0.22	$0.19
Diluted earnings per share	$0.22	$0.19

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

As part of the Eagle acquisition agreement, the Company agreed to pay an earnout payment equal to the amount by which Eagle’s revenue exceeded 6 million GBP for the period May 1, 2022 through April 30, 2023.  The Company will also pay an earnout payment equal to the amount by which Eagle’s revenue exceeded 6.3 million GBP for the period May 1, 2023 through April 30, 2024.  Eagle did not reach the revenue threshold for the period May 1, 2022 through April 30, 2023 and received no payment for that period.

At January 31, 2024, the Company had recorded $0.6 million for the earnout payment for the period May 1, 2023 through April 30, 2024, using a Monte Carlo simulation. Based on Eagle’s revenue for the period May 1, 2023 through April 30, 2024, the earnout payment was $0.2 million. The adjustment to the accrued earnout payment of $0.4 million was recorded in the quarter ended April 30, 2024 and reflected as a reduction in operating expenses.

4. Inventories

Inventories consist of the following (in $000s):

	April 30, 2024	January 31, 2024

Raw materials	$29,453	$27,417
Work-in-process	928	668
Finished goods	32,138	29,719
Excess and obsolete adjustments	(6,455)	(6,554)
	$56,064	$51,250

5. Goodwill and Intangible Assets, Net

Changes in goodwill during the quarters ended April 30, 2024 and 2023, were as follows (in $000s):

	2024	2023
Balance at January 31	$13,669	$8,473
Measurement period adjustment	-	-
Acquisitions	1,546	-
Balance at April 30	$15,215	$8,473

Changes in intangible assets during the quarters ended April 30, 2024 and 2023, were as follows (in $000s):

	2024	2023
Balance at January 31	$6,830	$6,042
Acquisitions	1,242	-
Amortization	(150)	(102)
Balance at April 30	$7,922	$5,940

6. Contract Advances

The Company receives advances under certain of its contracts for products sold by Eagle.  Those advances are considered contract liabilities with revenues recorded upon delivery of promised goods to customers.  These advances are included in Other Accrued Expenses on the Company’s consolidated balance sheet.  The following is a roll-forward of the advances from January 31, 2024 through April 30, 2024 and from January 31, 2023 through April 30, 2023 (in $000s):

	2024	2023
Contract liability – January 31	$104	$1,627
Increases to contract liability	173	212
Decreases to contract liability	(102)	(500)
Contract liability – April 30	$175	$1,339

7. Long-Term Debt

Revolving Credit Facility

On June 25, 2020, the Company entered into a Loan Agreement (the “Loan Agreement”) with Bank of America (the “Lender”). The Loan Agreement provided the Company with a secured $25.0 million revolving credit facility, which included a $5.0 million letter of credit sub-facility. The Company could request from time to time an increase in the revolving credit loan commitment of up to $5.0 million (for a total commitment of up to $30.0 million). Borrowing pursuant to the revolving credit facility was subject to a borrowing base amount calculated as (a) 80% of eligible accounts receivable, as defined, plus (b) 50% of the value of acceptable inventory, as defined, minus (c) certain reserves as the Lender may establish for the amount of estimated exposure, as reasonably determined by the Lender from time to time, under certain interest rate swap contracts. The borrowing base limitation only applied during periods when the Company’s quarterly funded debt to EBITDA ratio, as defined, exceeded 2.00 to 1.00. The Loan Agreement permitted, without the prior consent of the Lender, acquisitions of a business or its assets by the Company or its subsidiaries if there was no default under the Loan Agreement and the aggregate consideration did not exceed $7.5 million for any individual acquisition or $15.0 million on a cumulative basis for all such acquisitions. On March 3, 2023, the Company changed the benchmark interest rate in the credit facility from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The credit facility was to mature on June 25, 2025.

On November 30, 2023, the Company entered into Amendment No. 3 to the Loan Agreement by and between the Lender and the Company (the “Third Amendment”).  Pursuant to the Third Amendment, the Lender consented to the Company’s acquisition of one hundred percent (100%) of the equity interests of Pacific.  The Third Amendment further provided for certain amendments to the Loan Agreement to permit additional indebtedness to be made available to Pacific, to exempt Pacific from certain requirements of the Loan Agreement pertaining to subsidiary guaranty and asset pledges that would otherwise be required under the Loan Agreement and to waive the Company’s borrowing base limitations through January 31, 2024.  The Third Amendment also provided for the reaffirmation of representations, warranties and covenants under the Loan Agreement as are customary in connection with similar amendments of credit documents.

On March 28, 2024, the Company entered into Amendment No. 4 to the Loan Agreement by and between the Lender and the Company (the “Fourth Amendment”).  Pursuant to the Fourth Amendment, the Lender and the Company agreed to, among other things, (i) extend the expiration date of the credit facility to March 28, 2029, (ii) increase the availability under the revolving credit facility to $40.0 million with an accordion feature providing for the potential funding of an additional $10.0 million, (iii) remove the borrowing base component of the credit facility; and (iv) modify the interest rate based on Daily SOFR plus the Applicable Rate. The Applicable Rate is based upon a Funded Debt to EBITDA Ratio and includes four (4) different levels constituting a SOFR margin range from 1.25% to 2.00%.  In addition, the Fourth Amendment (i) modified the Funded Debt to EBITDA Ratio covenant so as not to exceed 3.5x (with step-downs to 3.25 and 3.0 in 2025 and 2026), (ii) modified the Basic Fixed Charge Coverage Ratio covenant to a minimum of 1.20x, (iii) includes a springing Asset Coverage Ratio covenant of at least 1.10x, but only to the extent that the maximum Total Leverage Ratio exceeds 3.00x at any reporting period, (iv) increases the sublimit for letters of credit to $10.0 million, and (v) imposes a floor to Daily SOFR of one percent (1.00%). The Fourth Amendment provides for additional indebtedness or the assumption of existing indebtedness for acquisitions of foreign subsidiaries (not to exceed $10.0 million in USD) and increased the size of Permitted Acquisitions, without prior approval from the Lender, to $17.5 million per occurrence and $35.0 million in the aggregate. We were in compliance with all financial covenants of the Loan Agreement as of April 30, 2024.

As of April 30, 2024, the Company had no borrowings outstanding on the letter of credit sub-facility and borrowings of $12.3 million outstanding under the revolving credit facility.

Borrowings in UK

There were no borrowings outstanding under the Company’s credit facility with HSBC Bank at April 30, 2024 and January 31, 2024.

Pacific Borrowings

Pacific has two facilities with the Bank of New Zealand.  Pacific has a trade finance facility where the lender finances vendor purchases.  The trade finance facility has a limit of 500,000 New Zealand dollars and caries an interest rate at the prevailing base rate for the relevant currency of the vendor plus a margin of 3.00% per annum.  The facility includes two term loans. The first term loan of 1,500,000 New Zealand dollars matures on December 17, 2025, carries an interest rate of 2.3% per annum and requires monthly payments of $19,350 New Zealand dollars.  The second term loan of 550,000 New Zealand dollars matures on November 18, 2024, carries an interest rate of 3.5% per annum and requires monthly payments of $10,005 New Zealand dollars.  The facilities expire in August 2026 and are secured by a security interest in Pacific’s real property.  Borrowings under the trade finance facility and amounts due in FY25 under the term loans are reported as short-term borrowings.  There were no borrowings under this facility at April 30, 2024 and $0.3 million at  January 31, 2024.  Borrowings under the term loans due after FY25 are reported as long-term borrowings and were $0.7 million and $0.7 million at April 30, 3024 and January 31, 2024, respectively.

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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC (UK); Royal Bank of Scotland, Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia, JSC Bank Centercredit in Kazakhstan, BNL Banca Nazionale del Lavoro, Monte Dei Paschi di Siena and Banca delle Terre Venete in Italy and Bank of New Zealand in New Zealand. The Company monitors its financial depositories by their credit rating, which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There was approximately $2.6 million total included in U.S. bank accounts and approximately $25.8 million total in foreign bank accounts as of April 30, 2024, of which $27.6 million was uninsured.

Major Customer

No customer accounted for more than 10% of net sales during the three-month periods ended April 30, 2024 and 2023.

Major Supplier

No vendor accounted for more than 10% of purchases during the three-month periods ended April 30, 2024 and 2023.

9. Stockholders’ Equity

On June 21, 2017, the stockholders of the Company approved the Lakeland Industries, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The executive officers and all other employees and directors of the Company, including its subsidiaries, are eligible to participate in the 2017 Plan. The 2017 Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”), except that with respect to all non-employee directors, the 2017 Plan is administered by the full Board. The 2017 Plan provides for the grant of equity-based compensation in the form of stock options, restricted stock, restricted stock units, performance shares, performance units, or stock appreciation rights (“SARs”).

On June 16, 2021, the stockholders of the Company approved Amendment No. 1 (the “Amendment”) to the 2017 Plan.  The Amendment increases the number of shares of common stock, par value $0.01 per share, of the Company reserved for issuance under the 2017 Plan by 480,000 shares.

An aggregate of 840,000 shares of the Company’s common stock are authorized for issuance under the 2017 Plan, as amended, subject to adjustment as provided in the 2017 Plan for stock splits, dividends, distributions, recapitalizations and other similar transactions or events. If any shares subject to an award are forfeited, expire, lapse or otherwise terminate without issuance of such shares, such shares shall, to the extent of such forfeiture, expiration, lapse or termination, again be available for issuance under the 2017 Plan. On June 13, 2024, the stockholders of the Company will vote on a proposed Amendment No. 2 to the 2017 Plan, which would increase the number of shares of common stock, par value $0.01 per share, of the Company reserved for issuance under the 2017 Plan by 400,000 shares.

The Company recognized total stock-based compensation costs, which are reflected in operating expenses (in $000’s):

	Three Months Ended April 30,
	2024	2023
2017 Plan:
Total restricted stock and stock option programs	$198	$407
Total income tax expense recognized for stock-based compensation arrangements	$42	$85

Restricted Stock and Restricted Stock Units

Under the 2017 Plan, as described above, the Company awarded performance-based and service-based shares of restricted stock and restricted stock units to eligible employees and directors. The following table summarizes the activity under the 2017 Plan for the three months ended April 30, 2024 and 2023. This table reflects the amount of awards granted and the number of shares that would be vested if the Company were to achieve the maximum performance level under the June 2021, June 2022, March 2023 and April 2024 grants.

	Performance- Based	Service-Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2024	82,330	112,890	195,220	$16.61
Awarded	12,799	48,461	61,260	$18.45
Vested	-	(20,274)	(20,274)	$17.92
Forfeited	(4,281)	(14,233)	(18,514)
Outstanding at April 30, 2024	90,848	126,844	217,692	$16.61

	Performance- Based	Service-Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2023	127,480	40,665	168,145	$22.95
Awarded	64,953	63,302	128,255	$14.50
Vested	(71,202)	(8,931)	(80,133)
Forfeited	(24,031)	(14,379)	(38,410)
Outstanding at April 30, 2023	97,200	80,657	177,858	$16.38

The actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a three year performance measurement period based on measures that include revenue growth and Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) margin for the April 2022 grants. Performance measures for the March 2023 grants are revenue growth, EBITDA margin and return on invested capital. Performance measures for the April 2024 grants are revenue growth, EBITDA margin and free cash flow margin. The performance targets have been set for each of the Minimum, Target, and Maximum levels. The actual performance amount achieved is determined by the Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence, at the discretion of the Committee.

The compensation cost is based on the fair value at the grant date, is recognized over the requisite performance/service period using the straight-line method, and is periodically adjusted for the probable number of shares to be awarded.  As of April 30, 2024, unrecognized stock-based compensation expense totaled $1.7 million pursuant to the 2017 Plan based on outstanding awards under the 2017 Plan.  This expense is expected to be recognized over approximately two years.

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

No shares were repurchased during the three months ended April 30, 2024, leaving $5.0 million remaining under the share repurchase program at April 30, 2024.  The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

10. Income Taxes

The Company’s provision for income taxes for the three months ended April 30, 2024, and 2023 is based on the estimated annual effective tax rate, in addition to discrete items.

The Company’s effective tax rate for the first quarter of FY25 was 19.0%, which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and Global Intangible Low-Taxed Income (“GILTI”) and impacts from the final earn-out adjustments related to the Pacific and Eagle acquisitions. The Company's effective tax rate for the first quarter of FY24 was 29.1% which differs from the U.S. federal statutory rate of 21%, primarily due to rate differentials in foreign tax jurisdictions and GILTI.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. The valuation allowance was $6.9 million and $6.7 million as of April 30, 2024 and January 31, 2024, respectively.

With the exception of our UK and China subsidiaries for which we accrue relevant deferred tax impacts related to non-indefinitely reinvested cash, we consider the excess of the amount for financial reporting over the tax basis (including undistributed and previously taxed earnings) of investments in our other foreign subsidiaries as of April 30, 2024 to be indefinitely reinvested in the foreign jurisdictions on the basis of our specific plan for reinvestment and estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. Therefore, we have not provided for deferred taxes related to such excess or the relevant portions thereof and disclosed that the determination of any deferred taxes related to this excess is not practicable in those permanently reinvested jurisdictions. We have made no changes to our policy on indefinite reinvestment during the quarter ended April 30, 2024.

11. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share as follows (in $000s except per share amounts):

	Three Months Ended April 30,
	2024	2023
Numerator:
Net income	$1,653	$1,320
Denominator:
Denominator for basic net income per share (weighted-average shares which exclude shares in the treasury, 1,358,208 and 1,353,508 at April 30, 2024 and 2023, respectively	7,364,757	7,325,005
Effect of dilutive securities from restricted stock plan	217,692	177,858
Denominator for diluted net income per share (adjusted weighted average shares)	7,582,449	7,502,863
Basic net income per share	$0.22	$0.18
Diluted net income per share	$0.22	$0.18

12. Contingencies

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

General litigation contingencies

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of April 30, 2024, to the best of the Company’s knowledge, there were no significant outstanding claims or litigation.

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

The table below represents information about reported segments for the three-month periods noted therein:

	Three Months Ended April 30,
	(in millions of dollars)
	2024	2023
Net Sales:
USA Operations (including Corporate)	$15.9	$13.6
Other foreign	4.5	3.1
Europe	6.0	4.0
Mexico	1.6	1.2
Asia	10.4	11.1
Canada	3.0	2.5
Latin America	4.9	3.2
Less intersegment sales	(10.0)	(10.0)
Consolidated sales	$36.3	$28.7
External Sales:
USA Operations (including Corporate)	$14.3	$12.3
Other foreign	3.8	2.3
Europe	6.0	4.0
Mexico	1.1	0.8
Asia	3.2	3.7
Canada	3.0	2.5
Latin America	4.9	3.1
Consolidated external sales	$36.3	$28.7

Intersegment Sales:
USA Operations (including Corporate)	$1.6	$1.3
Other foreign	0.7	0.8
Mexico	0.5	0.4
Asia	7.2	7.4
Latin America	-	0.1
Consolidated intersegment sales	$10.0	$10.0

	Three Months Ended April 30,
	(in millions of dollars)
	2024	2023
Operating Profit (Loss):
USA Operations (including Corporate)	$(0.6)	$(1.8)
Other foreign	0.6	0.7
Europe	(0.4)	0.2
Mexico	(0.4)	(0.4)
Asia	0.9	0.8
Canada	0.3	0.4
Latin America	1.7	0.9
Intersegment profit (loss)	0.1	1.1
Consolidated operating profit	$2.2	$1.9
	April 30, 2024	January 31, 2024
	(in millions of dollars)
Total Assets:
USA Operations (including Corporate)	$41.5	$47.1
Other foreign	19.8	19.6
Europe	46.6	27.2
Mexico	10.5	10.2
Asia	30.3	29.0
Canada	8.7	8.3
Latin America	14.1	12.3
Consolidated assets	$171.5	$153.7

The table below presents external sales by product line:

	Three Months Ended April 30, (in millions of dollars)
	2024	2023
External Sales by product lines:
Disposables	$13.2	$12.4
Chemical	6.3	5.4
Fire	10.5	5.5
Gloves	0.5	0.7
High Visibility	1.2	1.2
High Performance Wear	1.2	1.1
Wovens	3.4	2.3
Consolidated external sales	$36.3	$28.7

14. Subsequent Events

Acquisition of LHD Group

On April 2, 2024, Lakeland Global Safety, Ltd. (“Lakeland Global”), a wholly-owned subsidiary the Company, entered into a Share Sale and Purchase Agreement (the “Purchase Agreement”), by and between Kantaras Investments Pte. Ltd., Lakeland Global, and the Company, pursuant to which Lakeland Global will acquire all of the shares of the fire and rescue business of LHD Group Deutschland GmbH, LHD Group Australia Pty Ltd and LHD Group Hong Kong Ltd., wholly-owned entities of Kantaras Investments Pte. Ltd. (collectively, the “LHD Group”) for a purchase price of EUR 15.4 million (approximately USD $16.7 million), subject to post-closing adjustments and customary holdback provisions. The LHD Group is a leader in firefighter turnout gear, accessories, and Total Care services, including laundry, repair, and maintenance. The transaction will be funded through the Company’s credit facility and is expected to close in June 2024.

Second Quarter Dividend

On May 1, 2024, the Company’s Board of Directors declared a quarterly cash dividend.  The quarterly dividend of $0.03 per share or approximately $0.2 million, was paid on May 22, 2024, to stockholders of record as of May 15, 2024.

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
•

the other factors referenced in this Form 10-Q, including, without limitation, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2024 Form 10-K.

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

Business Overview

We manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market.  Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a network of over 2,000 global safety and industrial supply distributors.  Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, transportation, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry.  In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control.  Internationally, we sell to a mixture of end users directly and to industrial distributors, depending on the particular country and market.  In addition to the United States, sales are made into more than 50 foreign countries, the majority of which were into China, the European Economic Community ("EEC"), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India, Uruguay, Middle East and Southeast Asia.

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

On February 5, 2024, the Company acquired Italy and Romania-based Jolly Scarpe S.p.A. and Jolly Scarpe Romania S.R.L. (collectively, "Jolly") in an all-cash transaction. Total consideration was $9.6 million, of which $7.5 million was paid to the seller at closing, $0.6 million paid to retire the remainder of Jolly’s debt and $1.5 million remained unpaid subject to post-closing adjustments and customary holdback provisions. Jolly is a leading designer and manufacturer of professional footwear for the firefighting, military, police, and rescue markets. The company is headquartered in Montebelluna, Italy, with manufacturing operations in Bucharest, Romania, and has 150 employees. Jolly provides a differentiated product portfolio through its continued investment in research and development and use of modern materials and cutting-edge technologies in the production of its footwear.

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

Our net sales attributable to customers outside the United States were $22.0 million and $16.4 million for the three months ended April 30, 2024 and 2023, respectively.

We are continually monitoring the potential financial impact of the Russian invasion of Ukraine on our operations.  For the three months ended April 30, 2024, sales in Russia were approximately 2.9% of our consolidated sales and sales into Ukraine were not significant. We do not have any capital assets in Russia.

Results of Operations

Three Months ended April 30, 2024, Compared to the Three Months Ended April 30, 2023

Net Sales. Net sales were $36.3 million for the three months ended April 30, 2024, an increase of $7.6 million or 26.5% compared to $28.7 million for the three months ended April 30, 2023.  Sales of our Fire Services product line increased $5.0 million due to $3.8 million in sales from Jolly, acquired in February 2024 and Pacific, acquired in November 2023, and $1.2 million growth in the product line.  We also saw strength in the Woven product line with an increase of $1.1 million, primarily in the international market.  We also saw improvements in our Disposable and Chemical product lines with an increase of $1.6 million.

Gross Profit. Gross profit for the three months ended April 30, 2024 was $16.2 million, an increase of $3.7 million, or 30.1%, compared to $12.4 million for the three months ended April 30, 2023. Gross profit as a percentage of net sales increased to 44.6% for the three-month period ended April 30, 2024, from 43.4% for the three months ended April 30, 2023. Gross profit performance improved in the three months ended April 30, 2024 due to increased sales in our higher margin product lines and improvements in our manufacturing facilities.

Operating Expense.  Operating expenses increased by $3.5 million, or 33.3%, from $10.5 million for the three months ended April 30, 2023 to $14.0 million for the three months ended April 30, 2024. This increase is attributable to the acquisition of Jolly and Pacific which increased operating expenses by $1.3 million.  In addition, the Company incurred transaction expenses of $1.0 million coupled with costs of $0.2 million due to ongoing PFAS litigation and $0.3 million of costs associated with the Monterrey facility.  The remaining increase was related to additional selling expenses including travel and trade shows, professional fees and administrative expenses of $0.9 million.  During the quarter ended April 30, 2024, the Company evaluated the earnout consideration accrual related to the Eagle and Pacific acquisitions and reduced the accrual by $0.7 million, which was recorded as a reduction in operating expense.  During the quarter ended April 30, 2023, the Company evaluated the earnout consideration accrual related to the Eagle acquisitions and reduced the accrual by $0.5 million, which was recorded as a reduction in operating expense.  Operating expenses as a percentage of net sales was 38.5% for the three months ended April 30, 2024, up from 36.6% for the three months ended April 30, 2023, primarily due to the factors noted above.

Operating Profit. Operating profit increased to $2.2 million for the three months ended April 30, 2024 from $1.9 million for the three months ended April 30, 2023, due to the impacts detailed above. Operating margins were 6.1% for the three months ended April 30, 2024, as compared to 6.8% for the three months ended April 30, 2023.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $0.4 million for the three months ended April 30, 2024, compared to $0.5 million for the three months ended April 30, 2023. The decrease is a result of the increase in pre-tax income offset by the impacts of final earn-out adjustments related to the Pacific and Eagle acquisitions. The Company's effective tax rate for the first quarter of FY25 was 19.0% which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions, GILTI, and the earn-out adjustments related to the Pacific and Eagle acquisitions mentioned above.  The Company's effective tax rate for the first quarter of FY24 was 29.1%, which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and GILTI.

Net Income. Net income increased by $0.4 million to $1.7 million for the three months ended April 30, 2024 from $1.3 million for the three months ended April 30, 2023.

Significant Balance Sheet Fluctuation April 30, 2024, Compared to January 31, 2024

Cash increased by $3.1 million primarily due to the acquisition of Jolly. Cash provided by operations was $0.3 million due to net income of $1.7 million, non-cash charges of $0.3 million, reductions in working capital of $0.5 million, offset by payments historically made in the first fiscal quarter including insurance and other annual costs and payment of accrued employee compensation. The impact of these payments was a net use of cash of $2.2 million.

Net cash used in investing activities was $9.2 million which included the acquisition of Jolly which required net cash of $8.1 million and a further investment in Bodytrak’s convertible debt instruments of $0.6 million. Capital expenditures were $0.5 million for the three months ended April 30, 2024, primarily for manufacturing equipment.

Net cash provided by financing activities was $11.6 million for the three months ended April 30, 2024, due to $12.3 million borrowed to fund the Jolly acquisition offset by dividends of $0.2 million, repayment of short-term borrowings of $0.4 million and $0.1 million in shares returned to pay income taxes on shares vested under our equity compensation program.

Liquidity and Capital Resources

At April 30, 2024, cash and cash equivalents were approximately $28.4 million, and working capital was approximately $92.4 million. Cash and cash equivalents increased $3.1 million, and working capital increased $9.5 million from January 31, 2024 due to the balance sheet fluctuations described above and the acquisition of Pacific and Jolly.

Of the Company’s total cash and cash equivalents of $28.4 million as of April 30, 2024, cash held in Latin America of $2.0 million, cash held in the UK of $1.4 million, cash held in Russia and Kazakhstan of $1.0 million, cash held in the EEC of $4.2, cash held in India of $0.8 million, cash held in Vietnam of $0.9 million, and cash held in Hong Kong of $0.6 million would not be subject to additional US tax in the event such cash was repatriated due to the change in the US tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). When the Company repatriates cash from China, of the $9.4 million balance at April 30, 2024, there could be an additional 10% withholding tax incurred in that country. The Company expects to repatriate cash from China during FY 25 and in anticipation of doing so, has accrued withholding tax expense of $0.4 million as of April 30, 2024.

Cash provided by operations was $0.3 million due to net income of $1.7 million, non-cash charges of $0.3 million, reductions in working capital of $0.5 million, offset by payments historically made in the first fiscal quarter including insurance and other annual costs and payment of accrued employee compensation. The impact of these payments was a net use of cash of $2.2 million. Net cash used in investing activities was $9.2 million which included the acquisition of Jolly which required net cash of $8.1 million and a further investment in Bodytrak’s convertible debt instruments of $0.6 million. Capital expenditures were $0.5 million for the three months ended April 30, 2024, primarily for manufacturing equipment. Net cash provided by financing activities was $11.6 million for the three months ended April 30, 2024, due to $12.3 million borrowed to fund the Jolly acquisition offset by dividends of $0.2 million, repayment of short-term borrowings of $0.4 million and $0.1 million in shares returned to pay income taxes on shares vested under our equity compensation program.

On February 5, 2024, the Company acquired Italy and Romania-based Jolly Scarpe S.p.A. and Jolly Scarpe Romania S.R.L. (collectively, "Jolly") in an all-cash transaction.  Total consideration was $9.6 million, of which $7.5 million was paid to the seller at closing, $0.6 million paid to retire the remainder of Jolly’s debt and $1.5 million remained unpaid subject to post-closing adjustments and customary holdback provisions.   Jolly is a leading designer and manufacturer of professional footwear for the firefighting, military, police, and rescue markets. The company is headquartered in Montebelluna, Italy, with manufacturing operations in Bucharest, Romania, and has 150 employees.  Jolly provides a differentiated product portfolio through its continued investment in research and development and use of modern materials and cutting-edge technologies in the production of its footwear.

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

On June 25, 2020, the Company entered into a Loan Agreement (the “Loan Agreement”) with Bank of America (the “Lender”). The Loan Agreement provided the Company with a secured $25.0 million revolving credit facility, which included a $5.0 million letter of credit sub-facility. The Company could request from time to time an increase in the revolving credit loan commitment of up to $5.0 million (for a total commitment of up to $30.0 million). Borrowing pursuant to the revolving credit facility was subject to a borrowing base amount calculated as (a) 80% of eligible accounts receivable, as defined, plus (b) 50% of the value of acceptable inventory, as defined, minus (c) certain reserves as the Lender may establish for the amount of estimated exposure, as reasonably determined by the Lender from time to time, under certain interest rate swap contracts. The borrowing base limitation only applied during periods when the Company’s quarterly funded debt to EBITDA ratio, as defined, exceeds 2.00 to 1.00. The Loan Agreement permitted, without the prior consent of the Lender, acquisitions of a business or its assets by the Company or its subsidiaries if there was no default under the Loan Agreement and the aggregate consideration did not exceed $7.5 million for any individual acquisition or $15.0 million on a cumulative basis for all such acquisitions. On March 3, 2023, the Company changed the benchmark interest rate in the credit facility from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The credit facility was to mature on June 25, 2025.

On November 30, 2023, the Company entered into Amendment No. 3 to the Loan Agreement by and between the Lender and the Company (the “Third Amendment”).  Pursuant to the Third Amendment, the Lender consented to the Company’s acquisition of one hundred percent (100%) of the equity interests of Pacific.  The Third Amendment further provided for certain amendments to the Loan Agreement to permit additional indebtedness to be made available to Pacific, to exempt Pacific from certain requirements of the Loan Agreement pertaining to subsidiary guaranty and asset pledges that would otherwise be required under the Loan Agreement and to waive the Company’s borrowing base limitations through January 31, 2024.  The Third Amendment also provided for the reaffirmation of representations, warranties and covenants under the Loan Agreement as are customary in connection with similar amendments of credit documents.

On March 28, 2024, the Company entered into Amendment No. 4 to the Loan Agreement by and between the Lender and the Company (the “Fourth Amendment”).  Pursuant to the Fourth Amendment, the Lender and the Company agreed to, among other things, (i) extend the expiration date of the credit facility to March 28, 2029, (ii) increase the availability under the revolving credit facility to $40.0 million with an accordion feature providing for the potential funding of an additional $10.0 million, (iii) remove the borrowing base component of the credit facility; and (iv) modify the interest rate based on Daily SOFR plus the Applicable Rate. The Applicable Rate is based upon a Funded Debt to EBITDA Ratio and includes four (4) different levels constituting a SOFR margin range from 1.25% to 2.00%.  In addition, the Fourth Amendment (i) modified the Funded Debt to EBITDA Ratio covenant so as not to exceed 3.5x (with step-downs to 3.25 and 3.0 in 2025 and 2026), (ii) modified the Basic Fixed Charge Coverage Ratio covenant to a minimum of 1.20x, (iii) includes a springing Asset Coverage Ratio covenant of at least 1.10x, but only to the extent that the maximum Total Leverage Ratio exceeds 3.00x at any reporting period, (iv) increases the sublimit for letters of credit to $10.0 million, and (v) imposes a floor to Daily SOFR of one percent (1.00%). The Fourth Amendment provides for additional indebtedness or the assumption of existing indebtedness for acquisitions of foreign subsidiaries (not to exceed $10.0 million in USD) and increased the size of Permitted Acquisitions, without prior approval from the Lender, to $17.5 million per occurrence and $35.0 million in the aggregate.  We were in compliance with all financial covenants of the Loan Agreement as of April 30, 2024.

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

No shares were repurchased in the three months ended April 30, 2024 leaving $5.0 million remaining under the share repurchase program at April 30, 2024.  The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

Quarterly Cash Dividend. On February 1, 2024, the Board of Directors declared a quarterly cash dividend. The quarterly dividend of $0.03 per share was paid on February 22, 2024, to stockholders of record as of February 15, 2024.

Capital Expenditures. Our capital expenditures for the three months ended April 30, 2024 of $0.5 million principally relate to capital purchases for replacement of manufacturing equipment.  We anticipate FY25 capital expenditures to be approximately $3.0 million as we invest in strategic capacity expansion and replace existing equipment in the normal course of operations.  We expect to fund the capital expenditures from our cash flow from operations.  The Company may also expend funds in connection with potential acquisitions.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our fiscal year 2024 Form 10-K. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult, or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2024 Form 10-K. There have been no significant changes in the application of our critical accounting policies during the three months ended April 30, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock during the first quarter of fiscal 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Programs (2)
February 1 – February 29	3,877		$—	—	$5,030,479
March 1 – March 31	—		$—	—	$5,030,479
April 1 – April 30	3,341	$	---	---	$5,030,479
Total	7,218	$	---	---	$5,030,479

(1)	Includes withholding of 7,218 restricted shares to cover taxes on vested restricted shares during the first quarter of FY25.
(2)	Represents the amount remaining under our share repurchase program as of April 30, 2024.

Item 5. Other Information

None.

Item 6. Exhibits:

Exhibits:

* Filed herewith

† Furnished herewith

2.1*

Share Purchase Agreement, by and between Minerva Manufacture de chaussures S.A. and Lakeland Global Safety, Ltd., dated February 5, 2024 (incorporated by reference to Exhibit 2.3 of Lakeland Industries, Inc.’s Form 10-K filed April 11, 2024)

2.2*	Share Sale and Purchase Agreement, by and between Kantaras Investments Pte. Ltd., Lakeland Global Safety, Ltd., dated April 2, 2024
3.1

Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended  (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc.’s Registration Statement on Form S-8 filed on September 3, 2021)

3.2	Amended and Restated Bylaws of Lakeland Industries Inc. (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 8-K filed April 28, 2017)
10.1*	Amendment No. 4 to Loan Agreement, dated March 28, 2024, by and between Lakeland Industries, Inc. and Bank of America, N.A.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934
32.1†	Certification of Chief Executive Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended April 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations,  (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND INDUSTRIES, INC. (Registrant)

Date: June 6, 2024	/s/ James M. Jenkins
James M. Jenkins, Chief Executive Officer, President and Executive Chairman (Principal Executive Officer and Authorized Signatory)

Date: June 6, 2024	/s/ Roger D. Shannon
Roger D. Shannon, Chief Financial Officer and Secretary (Principal Financial Officer and Authorized Signatory)

