Form 10-Q
period 2024-07-31
LAKELAND INDUSTRIES INC
filed 2024-09-06
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2024
Common Stock, $0.01 par value per share	7,396,604 Shares

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

($000’s except for share and per share information)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net sales	$38,512	$33,071	$74,822	$61,771
Cost of goods sold	23,277	18,888	43,403	35,144
Gross profit	15,235	14,183	31,419	26,627
Operating expenses	16,826	10,453	30,809	20,959
Operating profit (loss)	(1,591)	3,730	610	5,668
Other income (expense), net	165	(65)	177	(134)
Interest expense	(370)	(1)	(542)	(9)
Income (loss) before taxes	(1,796)	3,664	245	5,525
Income tax expense (benefit)	(420)	1,199	(32)	1,740
Net income (loss)	$(1,376)	$2,465	$277	$3,785
Net income (loss) per common share:
Basic	$(0.19)	$0.33	$0.04	$0.52
Diluted	$(0.19)	$0.32	$0.04	$0.50
Weighted average common shares outstanding:
Basic	7,390,873	7,409,305	7,371,358	7,340,914
Diluted	7,390,873	7,591,786	7,648,300	7,523,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

($000’s)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

Net income (loss)	$(1,376)	$2,465	$277	$3,785
Other comprehensive income (loss):
Foreign currency translation adjustments	950	(909)	1,108	(1,627)
Comprehensive income (loss)	$(426)	$1,556	$1,385	$2,158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(000’s except for share information)

ASSETS	July 31,	January 31,
	2024	2024
Current assets
Cash and cash equivalents	$24,880	$25,222
Accounts receivable, net of allowance for doubtful accounts of $1,033 and $857 at July 31, 2024 and January 31, 2024, respectively	22,933	19,169
Inventories	67,920	51,250
Prepaid VAT and other taxes	2,043	2,753
Income tax receivable and other current assets	10,753	3,111
Total current assets	128,529	101,505
Property and equipment, net	12,618	10,685
Operating leases right-of-use assets	11,937	10,969
Deferred tax assets	3,104	3,097
Other assets	163	110
Goodwill	20,298	13,669
Intangible assets, net	14,498	6,830
Equity investments	4,474	4,719
Convertible debt instruments	2,800	2,161
Total assets	$198,421	$153,745
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,578	$7,378
Accrued compensation and benefits	4,531	3,922
Other accrued expenses	6,723	2,487
Income tax payable	-	1,454
Short-term borrowings	-	298
Accrued earnout agreement	-	643
Current portion of operating lease liabilities	2,505	2,164
Total current liabilities	30,337	18,346
Deferred income taxes	2,114	2,097
Loans payable – long term	29,484	731
Long-term portion of operating lease liabilities	11,770	9,121
Total liabilities	73,705	30,294
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	-	-
Common stock, $0.01 par; authorized 20,000,000 shares Issued 8,754,812 and 8,722,965; outstanding 7,396,604 and 7,364,757 at July 31, 2024 and January 31, 2024, respectively	87	87
Treasury stock, at cost; 1,358,208 shares at July 31, 2024 and January 31, 2024, respectively	(19,979)	(19,979)
Additional paid-in capital	79,743	79,420
Retained earnings	69,117	69,282
Accumulated other comprehensive loss	(4,252)	(5,360)
Total stockholders' equity	124,716	123,450
Total liabilities and stockholders' equity	$198,421	$153,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(000’s except for share information)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
		($000’s)		($000’s)	($000’s)	($000’s)	($000’s)	($000’s)

Balance, January 31, 2023	8,655,699	$87	(1,330,694)	$(19,646)	$78,475	$64,765	$(3,691)	$119,990
Net income	-	-	-	-	-	3,785	-	3,785
Other comprehensive loss	-	-	-	-	-	-	(1,627)	(1,627)
Dividends	-	-	-	-	-	(466)		(466)
Stock-based compensation:
Restricted stock issued	65,533	-	-	-	-	-	-	-
Restricted stock plan	-	-	-	-	445	-	-	445
Return of shares in lieu of payroll withholding	-	-	-	-	(409)	-	-	(409)
Treasury stock purchased	-	-	(27,514)	(333)	-	-	-	(333)
Balance, July 31, 2023	8,721,232	$87	(1,358,208)	$(19,979)	$78,511	$68,084	$(5,318)	$121,385

Balance, April 30, 2023	8,709,256	$87	(1,353,508)	$(19,922)	$78,543	$65,839	$(4,409)	$120,138
Net income	-	-	-	-	-	2,465	-	2,465
Other comprehensive loss	-	-	-	-	-	-	(909)	(909)
Dividends	-	-	-	-	-	(220)	-	(220)
Stock-based compensation:
Restricted stock issued	11,976	-	-	-		-	-	-
Restricted stock plan	-	-	-	-	38	-	-	38
Return of shares in lieu of payroll withholding	-	-	-	-	(70)	-	-	(70)
Treasury stock purchased	-	-	(4,700)	(57)	-	-	-	(57)
Balance, July 31, 2023	8,721,232	$87	(1,358,208)	$(19,979)	$78,511	$68,084	$(5,318)	$121,385

Balance, January 31, 2024	8,722,965	$87	(1,358,208)	$(19,979)	$79,420	$69,282	$(5,360)	$123,450
Net income	-	-	-	-	-	277	-	277
Other comprehensive income	-	-	-	-	-	-	1,108	1,108
Dividends	-	-	-	-	-	(442)	-	(442)
Stock-based compensation:
Restricted stock issued	31,847	-	-	-		-	-	-
Restricted stock plan	-	-	-	-	627	-	-	627
Return of shares in lieu of payroll withholding	-	-	-	-	(304)	-	-	(304)
Treasury stock purchased	-	-	-	-	-	-	-	-
Balance, July 31, 2024	8,754,812	$87	(1,358,208)	$(19,979)	$79,743	$69,117	$(4,252)	$124,716

Balance, April 30, 2024	8,736,023	$87	(1,358,208)	$(19,979)	$79,489	$70,714	$(5,202)	$125,109
Net loss	-	-	-	-	-	(1,376)	-	(1,376)
Other comprehensive income	-	-	-	-	-	-	950	950
Dividends	-	-	-	-	-	(221)	-	(221)
Stock-based compensation:
Restricted stock issued	18,789	-	-	-		-	-	-
Restricted stock plan	-	-	-	-	428	-	-	428
Return of shares in lieu of payroll withholding	-	-	-	-	(174)	-	-	(174)
Treasury stock purchased	-	-	-	-	-	-	-	-
Balance, July 31, 2024	8,754,812	$87	(1,358,208)	$(19,979)	$79,743	$69,117	$(4,252)	$124,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($000’s)

	Six Months Ended July 31,
	2024	2023
Cash flows from operating activities:
Net income	$277	$3,785
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(355)	(293)
Depreciation and amortization	1,792	1,122
Stock based and restricted stock compensation	627	445
Equity in (earnings) loss of equity investment	245	275
Revaluation of earnout consideration	(711)	(1,178)
(Increase) decrease in operating assets
Accounts receivable	475	(208)
Inventories	(4,265)	565
Prepaid VAT and other taxes	735	(562)
Other current assets	(5,751)	(1,683)
Increase (decrease) in operating liabilities
Accounts payable	7,063	1,499
Accrued expenses and other liabilities	(4,251)	114
Operating lease liabilities	66	23
Net cash provided by operating activities	(4,053)	3,904
Cash flows from investing activities:
Purchases of property and equipment	(842)	(1,092)
Acquisitions, net of cash acquired	(22,950)	-
Investments	-	(620)
Investments in convertible debt instruments	(639)	-
Net cash (used in) investing activities:	(24,431)	(1,712)
Cash flows from financing activities:
Credit facility borrowings	28,300	-
Term loan borrowings	2,912	-
Payments on debt facilities	(3,418)	(405)
Purchase of treasury stock under stock repurchase program	-	(333)
Dividends paid	(442)	(466)
Shares returned to pay employee taxes under restricted stock program	(304)	(409)
Net cash provided by (used in) financing activities	27,048	(1,613)
Effect of exchange rate changes on cash and cash equivalents	1,094	(912)
Net increase (decrease) in cash and cash equivalents	(342)	(333)
Cash and cash equivalents at beginning of period	25,222	24,639
Cash and cash equivalents at end of period	$24,880	$24,306

Supplemental disclosure of cash flow information:
Cash paid for interest	$542	$9
Cash paid for taxes	$1,972	$1,266

Noncash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$1,750	$4,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Business

Lakeland Industries, Inc. and Subsidiaries (“Lakeland,” the “Company,” “we,” “our” or “us”), a Delaware corporation organized in April 1986, manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a network of over 2,000 global safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mixture of end users directly and to industrial distributors depending on the particular country and market. Sales are made to more than 50 countries, the majority of which were into China, countries within the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India, Middle East, Southeast Asia, Australia, Hong Kong and New Zealand.

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

In this Form 10-Q, (a) “FY” means fiscal year; thus, for example, FY25 refers to the fiscal year ending January 31, 2025, (b) “Q” refers to quarter; thus, for example, Q2 FY25 refers to the second quarter of the fiscal year ending January 31, 2025, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet, and (d) “Statement of Operations” refers to the unaudited condensed consolidated statement of operations.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance requires a public entity to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and this guidance should be applied prospectively but there is the option to apply it retrospectively. The Company is currently evaluating the impact of this guidance in conjunction with our Form 10-K for our fiscal year ending January 31, 2026.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This guidance requires a public entity to disclose for each reportable segment, on an interim and annual basis, the significant expense categories and amounts that are regularly provided to the chief operating decision-maker (“CODM”) and included in each reported measure of a segment’s profit or loss. Additionally, it requires a public entity to disclose the title and position of the individual or the name of the group or committee identified as the CODM. This guidance is effective for fiscal years beginning after December 31, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the guidance should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company is currently evaluating the impact of this guidance in conjunction with our Form 10-K for the fiscal year ending January 31, 2025.

3. Investments and Acquisitions

Bodytrak Investment

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

The Company recognized losses of $0.1 million for the three months ended July 31, 2024 and 2023, respectively, and recognized losses of $0.2 million and $0.3 million for the six months ended July 31, 2024 and 2023, respectively, as the Company’s share of Bodytrak’s net loss. The loss is reflected in other income (expense), net in the consolidated statements of operations.

Acquisition of LHD

On July 1, 2024, the Company acquired the fire and rescue business of LHD Group Deutschland GmbH and its subsidiaries in Hong Kong and Australia (collectively, "LHD") in an all-cash transaction subject to post-closing adjustments and customary holdback provisions. Total consideration was $15.9 million, net of $1.5 million cash acquired, of which $15.5 million was paid to retire LHD’s debt, $0.8 million was paid to the seller at closing, and $1.1 million remained unpaid subject to post-closing adjustments and customary holdback provisions. LHD is a leading provider of firefighter turnout gear, accessories, and personal protective equipment cleaning, repair, and maintenance. LHD has 111 employees worldwide and is headquartered in Wesseling, Germany, with operations in Hong Kong and Australia.

LHD’s operating results are included in our consolidated financial statements from the acquisition date. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. LHD’s operating results and assets including acquired intangibles and goodwill will be reported as part of Europe in our geographic segment reporting.

The following table summarizes the preliminary fair values of the LHD assets acquired and liabilities assumed at the date of the acquisition:

Net working capital acquired	$5,594
Property, plant and equipment	801
Customer relationships	5,237
Trade names and trademarks	1,296
Technological know-how	270
Other	(76)
Goodwill	5,441
Other liabilities assumed	(2,615)
Total net assets acquired	$15,948

Assets acquired and liabilities assumed in connection with the acquisition were recorded at estimated fair values. Estimated fair values were determined by management, based in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the estimated fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges; the relief from royalty method for trade names and trademarks and technological know-how; and the cost method for the assembled workforce was included in goodwill. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. Cash flow forecasts were generally based on LHD’s pre-acquisition forecasts. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships, trade names and trademarks and technological know-how acquired in the LHD transaction are being amortized over periods of 20 years, 10 years and 15 years, respectively.

Goodwill is calculated as the excess of the purchase price over the estimated fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the estimated fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of LHD with our operations.

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

The following table summarizes the preliminary fair values of the Jolly assets acquired and liabilities assumed at the date of the acquisition:

Net working capital acquired	$6,214
Property, plant and equipment	1,277
Customer relationships	425
Trade names and trademarks	567
Technological know-how	250
Goodwill	914
Total assets acquired	$9,647

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

Due to the timing of the completion of the acquisition, the purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding assets acquired and liabilities assumed, and revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals, contractual relationships, tangible assets and intangible assets. These changes to the purchase price allocation could be significant. The purchase price allocation will be finalized within the measurement period of up to one year from the acquisition date.

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

Due to the timing of the completion of the acquisition, the purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding assets acquired and liabilities assumed, and revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals,  contractual relationships, tangible assets and intangible assets. These changes to the purchase price allocation could be significant. The purchase price allocation will be finalized within the measurement period of up to one year from the acquisition date.

The following unaudited pro forma information presents our combined results as if the LHD, Jolly and Pacific acquisitions had occurred at the beginning of FY24. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined company's results. There were no material transactions between the Company, LHD, Jolly and Pacific during the periods presented that are required to be eliminated. The unaudited pro forma combined financial information does not reflect cost savings, operating synergies or revenue enhancements that the combined companies may achieve or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.

Pro forma combined financial information (Unaudited)

(in millions, except per share amounts)	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

Net sales	$43,023	$45,370	$86,090	$85,964
Net income (loss)	$(1,253)	$2,899	$622	$4,668
Basic earnings per share	$(0.17)	$0.39	$0.08	$0.63
Diluted earnings per share	$(0.17)	$0.38	$0.08	$0.62

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

4. Inventories

Inventories consist of the following (in $000s):

	July 31, 2024	January 31, 2024
Raw materials	$36,069	$27,417
Work-in-process	1,637	668
Finished goods	36,290	29,719
Excess and obsolete adjustments	(6,076)	(6,554)
	$67,920	$51,250

5. Goodwill and Intangible Assets, Net

Changes in goodwill during the three and six months ended July 31, 2024 and 2023, were as follows (in $000s):

	2024	2023
Balance at January 31	$13,669	$8,473
Measurement period adjustment	-	-
Acquisitions	1,546	-
Balance at April 30	$15,215	$8,473
Measurement period adjustment	(359)	-
Acquisitions	5,442	-
Balance at July 31	$20,298	$8,473

Changes in intangible assets, net, during the three and six months ended July 31, 2024 and 2023, were as follows (in $000s):

	2024	2023
Balance at January 31	$6,830	$6,042
Acquisitions	1,242	-
Amortization	(150)	(102)
Balance at April 30	$7,922	$5,940
Acquisitions	6,727	-
Measurement period adjustments	46	-
Amortization	(197)	(102)
Balance at July 31	$14,498	$5,838

6. Contract Advances

The Company receives advances under certain of its contracts for products sold by Eagle.  Those advances are considered contract liabilities with revenues recorded upon delivery of promised goods to customers.  These advances are included in Other Accrued Expenses on the Company’s consolidated balance sheet.  The following is a roll-forward of the advances from January 31, 2024 through July 31, 2024 and from January 31, 2023 through July 31, 2023 (in $000s):

	2024	2023
Contract liability – January 31	$104	$1,627
Increases to contract liability	473	271
Decreases to contract liability	(212)	(1,672)
Contract liability – July 31	$365	$226

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

On March 28, 2024, the Company entered into Amendment No. 4 to the Loan Agreement by and between the Lender and the Company (the “Fourth Amendment”). Pursuant to the Fourth Amendment, the Lender and the Company agreed to, among other things, (i) extend the expiration date of the credit facility to March 28, 2029, (ii) increase the availability under the revolving credit facility to $40.0 million with an accordion feature providing for the potential funding of an additional $10.0 million, (iii) remove the borrowing base component of the credit facility; and (iv) modify the interest rate based on Daily SOFR plus the Applicable Rate. The Applicable Rate is based upon a Funded Debt to EBITDA Ratio and includes four (4) different levels constituting a SOFR margin range from 1.25% to 2.00%. In addition, the Fourth Amendment (i) modified the Funded Debt to EBITDA Ratio covenant so as not to exceed 3.5x (with step-downs to 3.25 and 3.0 in 2025 and 2026), (ii) modified the Basic Fixed Charge Coverage Ratio covenant to a minimum of 1.20x, (iii) includes a springing Asset Coverage Ratio covenant of at least 1.10x, but only to the extent that the maximum Total Leverage Ratio exceeds 3.00x at any reporting period, (iv) increases the sublimit for letters of credit to $10.0 million, and (v) imposes a floor to Daily SOFR of one percent (1.00%). The Fourth Amendment provides for additional indebtedness or the assumption of existing indebtedness for acquisitions of foreign subsidiaries (not to exceed $10.0 million in USD) and increased the size of Permitted Acquisitions, without prior approval from the Lender, to $17.5 million per occurrence and $35.0 million in the aggregate. We were in compliance with all financial covenants of the Loan Agreement as of July 31, 2024.

As of July 31, 2024, the Company had no borrowings outstanding on the letter of credit sub-facility and borrowings of $25.3 million outstanding under the revolving credit facility.

Borrowings in UK

There were no borrowings outstanding under the Company’s credit facility with HSBC Bank at July 31, 2024 and January 31, 2024.

Pacific Borrowings

Pacific has two facilities with the Bank of New Zealand. Pacific has a trade finance facility where the lender finances vendor purchases. The trade finance facility has a limit of 500,000 New Zealand dollars and caries an interest rate at the prevailing base rate for the relevant currency of the vendor plus a margin of 3.00% per annum. The facility includes two term loans. The first term loan of 1,500,000 New Zealand dollars matures on December 17, 2025, carries an interest rate of 2.3% per annum and requires monthly payments of 19,350 New Zealand dollars. The second term loan of 550,000 New Zealand dollars matures on November 18, 2024, carries an interest rate of 3.5% per annum and requires monthly payments of 10,005 New Zealand dollars. The facilities expire in August 2026 and are secured by a security interest in Pacific’s real property. Borrowings under the trade finance facility and amounts due in FY25 under the term loans are reported as short-term borrowings. There were no borrowings under this facility at July 31, 2024 and $0.3 million at January 31, 2024. Borrowings under the term loans due after FY25 are reported as long-term borrowings and were $0.6 million and $0.7 million at July 31, 3024 and January 31, 2024, respectively.

Jolly Borrowings

On May 9, 2024, Jolly entered into a term loan agreement for 1,500,000 Euros to support working capital requirements with Banca Intesa Spa. The term loan will expire on March 31, 2027 and carries an interest rate of 5.42%. The term loan will be repaid in 11 installments of 136,364 Euros paid quarterly beginning September 30, 2024. Interest payments will be made quarterly and began June 30, 2024. The loan is guaranteed by SACE S.p.A., the Italian state-owned export credit finance agency.

Jolly received an advance of 1,200,000 Euros from BNL Bank as an advance on an Italian firefighters contract that will conclude in FY26. Interest on the advance is Euribor plus 1.0%.

Borrowings under the term loans due after FY25 are reported as long-term borrowings and were $2.9 million at July 31, 2024.

LHD Borrowings

Prior to the Company’s acquisition, LHD secured a federally guaranteed term loan of 800,000 Euros from Commerzbank AG under the “KfW Quick Loan 2020” program, launched by the German government in 2020 to support small and medium-sized enterprises affected by the COVID-19 crisis. The loan, which matures on June 30, 2030, began loan repayments on September 30, 2022, with quarterly installments of 25,000 Euros. As of July 31, 2024, the outstanding balance was 600,000 Euros ($650,000). The loan carries an interest rate of 3% per annum, with interest payments being due in arrears at the end of each quarter.

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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC (UK); Royal Bank of Scotland, Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia; JSC Bank Centercredit in Kazakhstan; BNL Banca Nazionale del Lavoro, Monte Dei Paschi di Siena and Banca delle Terre Venete in Italy; Commerzbank in Germany; and Bank of New Zealand in New Zealand. The Company monitors its financial depositories by their credit rating, which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There was approximately $0.5 million total included in U.S. bank accounts and approximately $24.3 million total in foreign bank accounts as of July 31, 2024, of which $24.1 million was uninsured.

Major Customer

No customer accounted for more than 10% of net sales during the three and six-month periods ended July 31, 2024 and 2023.

Major Supplier

No vendor accounted for more than 10% of purchases during the three and six-month periods ended July 31, 2024 and 2023.

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

On June 16, 2021, the stockholders of the Company approved Amendment No. 1 ( “Amendment No. 1”) to the 2017 Plan. Amendment No. 1 increased the number of shares of common stock, par value $0.01 per share, of the Company reserved for issuance under the 2017 Plan from 360,000 to 840,000 shares.

On June 13, 2024, the stockholders of the Company approved Amendment No. 2 (“Amendment No. 2”) to the 2017 Plan. Amendment No. 2 increased the number of shares of common stock, par value $0.01 per share, of the Company reserved for issuance under the 2017 Plan from 840,000 to 1,240,000 shares.

An aggregate of 1,240,000 shares of the Company’s common stock are authorized for issuance under the 2017 Plan, as amended, subject to adjustment as provided in the 2017 Plan for stock splits, dividends, distributions, recapitalizations and other similar transactions or events. If any shares subject to an award are forfeited, expire, lapse or otherwise terminate without issuance of such shares, such shares shall, to the extent of such forfeiture, expiration, lapse or termination, again be available for issuance under the 2017 Plan.

The Company recognized total stock-based compensation costs, which are reflected in operating expenses (in $000’s):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
2017 Plan:
Total restricted stock and stock option programs	$428	$38	$627	$445
Total income tax expense recognized for stock-based compensation arrangements	$90	$8	$132	$94

Restricted Stock and Restricted Stock Units

Under the 2017 Plan, as described above, the Company has awarded performance-based and service-based shares of restricted stock and restricted stock units to eligible employees and directors. The following table summarizes the activity under the 2017 Plan for the six months ended July 31, 2024 and 2023. This table reflects the amount of awards granted and the number of shares that would be vested if the Company were to achieve the maximum performance level under the June 2022, March 2023 and April 2024 grants.

	Performance- Based	Service-Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2024	82,330	112,890	195,220	$16.61
Awarded	27,042	112,256	139,298	$19.18
Vested	-	(39,062)	(39,062)	$20.27
Forfeited	(4,281)	(14,234)	(18,515)
Outstanding at July 31, 2024	105,091	171,850	276,941	$17.08

	Performance- Based	Service-Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2023	127,480	40,665	168,145	$22.95
Awarded	64,953	105,818	170,771	$14.20
Vested	(71,202)	(24,603)	(95,805)	$14.90
Forfeited	(32,112)	(28,518)	(60,630)
Outstanding at July 31, 2023	89,119	93,362	182,481	$19.49

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

The compensation cost is based on the fair value at the grant date, is recognized over the requisite performance/service period using the straight-line method, and is periodically adjusted for the probable number of shares to be awarded.  As of July 31, 2024, unrecognized stock-based compensation expense totaled $3.0 million pursuant to the 2017 Plan based on outstanding awards under the 2017 Plan.  This expense is expected to be recognized over approximately two years.

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

No shares were repurchased during the six months ended July 31, 2024, leaving $5.0 million remaining under the share repurchase program at July 31, 2024.  The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

10. Income Taxes

The Company’s provision for income taxes for the three months ended July 31, 2024, and 2023 is based on the estimated annual effective tax rate, in addition to discrete items.

The Company’s effective tax rate for the second quarter of FY25 was 23.4%, which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and Global Intangible Low-Taxed Income (“GILTI”), and the impacts from stock compensation vestings during the quarter, partially offset by foreign withholding taxes accrued during the quarter in anticipation of additional repatriations of cash from China. The Company's effective tax rate for the second quarter of FY24 was 32.7% which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and GILTI.

The Company's effective tax rate for the six months ended July 31, 2024 was (13.1%), which differs from the U.S. federal statutory rate of 21%, primarily due to rate differentials in foreign tax jurisdictions and GILTI and impacts from the final earn-out adjustments related to the Pacific and Eagle acquisitions.  The Company's effective tax rate for the six months ended July 31, 2023 was 31.5%, which differs from the U.S. federal statutory rate of 21%, primarily due to rate differentials in foreign tax jurisdictions and GILTI.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. The valuation allowance was $7.6 million and $6.7 million as of July 31, 2024 and January 31, 2024, respectively.

With the exception of our UK and China subsidiaries for which we accrue relevant deferred tax impacts related to non-indefinitely reinvested cash, we consider the excess of the amount for financial reporting over the tax basis (including undistributed and previously taxed earnings) of investments in our other foreign subsidiaries as of July 31, 2024 to be indefinitely reinvested in the foreign jurisdictions on the basis of our specific plan for reinvestment and estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. Therefore, we have not provided for deferred taxes related to such excess or the relevant portions thereof and disclosed that the determination of any deferred taxes related to this excess is not practicable in those permanently reinvested jurisdictions. We have made no changes to our policy on indefinite reinvestment during the six months ended July 31, 2024.

11. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share as follows (in $000s except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$(1,376)	$2,465	$277	$3,785
Denominator:
Denominator for basic net income (loss) per share (weighted-average shares which exclude shares in the treasury, 1,358,208 at July 31, 2024 and 2023)	7,390,873	7,409,305	7,371,358	7,340,914
Effect of dilutive securities from restricted stock plan	-	182,481	276,942	182,481
Denominator for diluted net income (loss) per share (adjusted weighted average shares)	7,390,873	7,591,786	7,648,300	7,523,395
Basic net income (loss) per share	$(0.19)	$0.33	$0.04	$0.52
Diluted net income (loss) per share	$(0.19)	$0.32	$0.04	$0.50

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

General litigation contingencies

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of July 31, 2024, to the best of the Company’s knowledge, there were no significant outstanding claims or litigation.

13. Segment Reporting

We manage our operations by evaluating each of our geographic locations. Our US operations include a facility in Alabama (primarily the distribution to customers of the bulk of our products and the light manufacturing of our chemical, wovens, reflective, and fire products). The Company also maintains one manufacturing company in China (primarily disposable and chemical suit production), a manufacturing facility in Mexico (primarily disposable, reflective, fire and chemical suit production), a manufacturing facility in Vietnam (primarily disposable production), a manufacturing facility in Argentina (primarily wovens), a manufacturing facility in New Zealand (helmets), a manufacturing facility in Romania (boots) and a small manufacturing facility in India. Our China facilities produce the majority of the Company’s products, and China generates a significant portion of the Company’s international revenues. We evaluate the performance of these entities based on operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in the USA, Canada, Mexico, Europe, Latin America, India, Russia, Kazakhstan, Australia, New Zealand and China, which sell and distribute products shipped from the United States, Mexico, India or China.

The table below represents information about reported segments for the three and six month periods noted therein:

	Three Months Ended July 31,		Six Months Ended July 31,
	(in millions of dollars)		(in millions of dollars)
	2024	2023	2024	2023
Net Sales:
USA Operations (including Corporate)	$14.2	$16.6	$30.1	$30.2
Other foreign	4.9	3.2	9.4	6.3
Europe	7.3	5.4	13.4	9.4
Mexico	2.5	2.4	4.1	3.6
Asia	13.5	10.9	23.9	22.0
Canada	2.5	2.0	5.5	4.6
Latin America	7.4	4.6	12.2	7.8
Less intersegment sales	(13.8)	(12.0)	(23.8)	(22.1)
Consolidated sales	$38.5	$33.1	$74.8	$61.8
External Sales:
USA Operations (including Corporate)	$12.4	$15.2	$26.6	$27.5
Other foreign	3.9	2.0	7.8	4.2
Europe	7.1	5.3	13.1	9.3
Mexico	1.7	1.1	2.8	1.9
Asia	3.5	3.0	6.8	6.7
Canada	2.5	2.0	5.5	4.6
Latin America	7.4	4.5	12.2	7.6
Consolidated external sales	$38.5	$33.1	$74.8	$61.8

Intersegment Sales:
USA Operations (including Corporate)	$1.8	$1.3	$3.5	$2.7
Other foreign	1.0	1.3	1.6	2.1
Europe	0.2	0.1	0.3	0.1
Mexico	0.8	1.3	1.3	1.7
Asia	10.0	7.9	17.1	15.3
Canada	-	-	-	-
Latin America	-	0.1	-	0.2
Consolidated intersegment sales	$13.8	$12.0	$23.8	$22.1

	Three Months Ended July 31,		Six Months Ended July 31,
	(in millions of dollars)		(in millions of dollars)
	2024	2023	2024	2023
Operating Profit (Loss):
USA Operations (including Corporate)	$(3.4)	$1.2	$(4.1)	$(0.6)
Other foreign	0.7	0.6	1.3	1.2
Europe	(1.5)	0.4	(1.9)	0.6
Mexico	0.2	(0.5)	(0.2)	(0.9)
Asia	2.1	1.0	3.1	1.9
Canada	(0.3)	0.2	(0.1)	0.7
Latin America	2.3	1.2	4.1	2.1
Intersegment profit (loss)	(1.7)	(0.4)	(1.6)	0.7
Consolidated operating profit (loss)	$(1.6)	$3.7	$0.6	$5.7

	July 31, 2024	January 31, 2024
	(in millions of dollars)
Total Assets Less Intersegment:
USA Operations (including Corporate)	$48.4	$47.1
Other foreign	19.5	19.6
Europe	68.5	27.2
Mexico	11.4	10.2
Asia	27.6	29.0
Canada	6.1	8.3
Latin America	16.7	12.3
Consolidated assets	$198.2	$153.7

The table below presents external sales by product line:

	Three Months Ended July 31, (in millions of dollars)		Six Months Ended July 31, (in millions of dollars)
	2024	2023	2024	2023
External Sales by product lines:
Disposables	$12.3	$12.5	$25.4	$24.9
Chemical	5.3	5.3	11.6	10.7
Fire service	12.0	9.0	22.5	14.5
Gloves	0.5	0.5	1.1	1.2
High Visibility	1.2	1.6	2.4	2.7
High Performance Wear	1.4	1.5	2.6	2.8
Wovens	5.8	2.7	9.2	5.0
Consolidated external sales	$38.5	$33.1	$74.8	$61.8

14. Subsequent Events

Third Quarter Dividend

On August 1, 2024, the Company’s Board of Directors declared a quarterly cash dividend. The quarterly dividend of $0.03 per share or approximately $0.2 million, was paid on August 22, 2024, to stockholders of record as of August 15, 2024.

Additional Investment in Bodytrak

On August 28, 2024, the Company made an additional investment in Bodytrak in the form of a secured convertible loan of £200,000 ($0.3 million on the date of investment). The loaned amounts are due twenty-four months from the issue date, which can be extended upon mutual agreement. The convertible note bears interest at either an annual rate of 12% for cash interest or 15% for payment in kind interest on the outstanding amount under the note, such rate being selected by Bodytrak.

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

Business Overview

We manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market.  Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a network of over 2,000 global safety and industrial supply distributors.  Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, transportation, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry.  In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control.  Internationally, we sell to a mixture of end users directly and to industrial distributors, depending on the particular country and market.  In addition to the United States, sales are made into more than 50 foreign countries, the majority of which were into China, the European Economic Community ("EEC"), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India, Uruguay, Middle East, Southeast Asia, New Zealand, Australia and Hong Kong.

The Company’s strong market position across its focus product categories and markets is supported by continued and increasing investment in its global footprint, particularly owning and operating its own manufacturing facilities, acquiring complementary companies or products that expand and enhance product offerings and/or geographic customer territories, and investing in sales and marketing resources in countries around the world. We believe that ownership of manufacturing is the keystone to building a resilient supply chain and providing high-quality products to our customers. Having seven manufacturing locations in seven countries on five continents, coupled with sourcing core raw materials from multiple suppliers in various countries, affords Lakeland with superior manufacturing capabilities and supply chain resilience when compared to our competitors who use contractors.  Additionally, our focus on providing customers with best-in-class service includes the strategic location of our sales team members. Lakeland has 95 sales employees located in 24 countries selling into more than 50 countries globally.

On July 1, 2024, the Company acquired the fire and rescue business of LHD Group Deutschland GmbH and its subsidiaries in Hong Kong and Australia (collectively, "LHD") in an all-cash transaction subject to post-closing adjustments and customary holdback provisions.  Total consideration was $15.9 million, net of $1.5 million cash acquired, of which $15.5 million was paid to retire LHD’s debt, $0.8 million was paid to the seller at closing, and $1.1 million remained unpaid subject to post-closing adjustments and customary holdback provisions. LHD is a leading provider of firefighter turnout gear, accessories, and personal protective equipment cleaning, repair, and maintenance. LHD has 111 employees worldwide and is headquartered in Wesseling, Germany, with operations in Hong Kong and Australia.

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

Our net sales attributable to customers outside the United States were $26.2 million and $17.9 million for the three months ended July 31, 2024 and 2023, respectively, and $48.2 million and $34.3 million for the six months ended July 31, 2024 and 2023, respectively.

We are continually monitoring the potential financial impact of the Russian invasion of Ukraine on our operations.  For the first half of FY25, sales in Russia were approximately 2.8% of our consolidated sales and sales into Ukraine were not significant. We do not have any capital assets in Russia.

Results of Operations

Three Months ended July 31, 2024, Compared to the Three Months Ended July 31, 2023

Net Sales. Net sales were $38.5 million for the three months ended July 31, 2024, an increase of $5.4 million or 16.3% compared to $33.1 million for the three months ended July 31, 2023.  Sales of our Fire Services product line increased $3.0 million due to $5.8 million in sales from LHD, acquired in July 2024, Jolly, acquired in February 2024 and Pacific, acquired in November 2023, and growth in the product line offset by a $2.6 million reduction in sales from Eagle due to a large order delivery in the prior year.  We also saw strength in the Woven product line with an increase of $3.1 million, primarily in the Latin America market.  These improvements were offset by a slight decline in industrial sales.

Gross Profit. Gross profit for the three months ended July 31, 2024 was $15.2 million, an increase of $1.0 million, or 7.0%, compared to $14.2 million for the three months ended July 31, 2023. Gross profit as a percentage of net sales decreased to 39.6% for the three-month period ended July 31, 2024, from 42.9% for the three months ended July 31, 2023. Gross profit performance declined in the three months ended July 31, 2024 due to increased manufacturing costs,  in-bound freight expense, increase in deferred profit in ending inventory and amortization of the step up in basis of acquired inventory, partially offset by a favorable sales mix.

Operating Expense.  Operating expenses increased by $6.4 million, or 61.5%, from $10.4 million for the three months ended July 31, 2023 to $16.8 million for the three months ended July 31, 2024. This increase is attributable to the acquisition of LHD, Jolly and Pacific which increased operating expenses by $2.4 million.  In addition, the Company incurred transaction expenses of $0.7 million,  restructuring costs of $0.7 million, $0.5 million of foreign currency losses from the continued devaluation of the Argentine peso, equity compensation of $0.4 million, ongoing PFAS litigation costs of $0.2 million and $0.2 million of costs associated with the Monterrey facility.  The remaining increase was related to additional selling expenses including travel and trade shows, professional fees and administrative expenses of $0.8 million.  During the quarter ended July 31, 2023, the Company evaluated the earnout consideration accrual related to the Eagle acquisition and reduced the accrual by $0.7 million, which was recorded as a reduction in operating expense.  Operating expenses as a percentage of net sales was 43.6% for the three months ended July 31, 2024, up from 31.6% for the three months ended July 31, 2023, primarily due to the factors noted above.

Operating Profit. Operating loss was  $(1.6) million for the three months ended July 31, 2024 compared to operating profit of $3.7 million for the three months ended July 31, 2023, due to the impacts detailed above. Operating margins were (4.2%) for the three months ended July 31, 2024, as compared to 11.2% for the three months ended July 31, 2023.

Income Tax Expense.  Income tax expense consists of federal, state and foreign income taxes. Income tax benefit was $0.4 million for the three months ended July 31, 2024, compared to an expense of $1.2 million for the three months ended July 31, 2023. The reduction in tax expense between the two periods is primarily a result of the decrease in pre-tax income. The Company's effective tax rate for the second quarter of FY25 was 23.4% which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions, GILTI, and the impacts from stock compensation vestings during the quarter, partially offset by foreign withholding taxes accrued during the quarter in anticipation of additional repatriations of cash from China.  The Company's effective tax rate for the second quarter of FY24 was 32.7%, which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and GILTI.

Net Income (Loss). Net loss was $(1.4) million for the three months ended July 31, 2024, compared to net income of $2.5 million for the three months ended July 31, 2023.

Six Months ended July 31, 2024, Compared to the Six Months Ended July 31, 2023

Net Sales. Net sales were $74.8 million for the six months ended July 31, 2024 as compared to $61.8 million for the six months ended July 31, 2023, an increase of 21.0%.  Our fire service product line increased by $8.0 million in the period due to the impact of the acquisitions of LHD, Jolly and Pacific which contributed $9.6 million in sales coupled with organic growth of $1.1 million, offset by a $2.6 million reduction in sales from Eagle due to a large order delivery in the prior year.  Sales of our woven product line increased $4.2 million due to strength in the Latin America market, primarily from Argentina.  Our remaining product lines delivered modest growth of $0.8 million.

Gross Profit. Gross profit was $31.4 million for the six months ended July 31, 2024, an increase of $4.8 million, or 18.0%, from $26.6 million for the six months ended July 31, 2023. Gross profit as a percentage of net sales decreased to 42.0% for the six months ended July 31, 2024, from 43.1% for the six months ended July 31, 2023 due to increased manufacturing costs, in-bound freight expense, increase in deferred profit in ending inventory and amortization of the step up in basis of acquired inventory partially offset by a favorable sales mix.

Operating Expense. Operating expenses increased $9.8 million, or 46.7%, to $30.8 million for the six months ended July 31, 2024 from $21.0 million for the six months ended July 31, 2023. The acquisitions of LHD, Jolly and Pacific accounted for $3.7 million of the increase in operating expenses.  The Company incurred $1.7 million in acquisition costs associated with these acquisitions.  In addition, the Company incurred ongoing PFAS litigation costs of $0.4 million and $0.5 million of costs associated with the Monterrey facility.  The impact of the adjustment to the earnout consideration accrual related to the Eagle acquisition was a reduction to operating expenses of $0.7 million for the 6 months ended July 31, 2024 compared to a reduction of $1.2 million for the six months ended July 31, 2023, which was recorded as a reduction in operating expense. The remaining increase was related to additional selling expenses including travel and trade shows, professional fees and administrative expenses of $3.1 million.   Operating expenses as a percentage of net sales was 41.1% for the six months ended July 31, 2024, up from 33.9% for the six months ended July 31, 2023.

Operating Profit. Operating profit decreased to $0.6 million for the six months ended July 31, 2024 from $5.7 million for the six months ended July 31, 2023, due to the impacts detailed above. Operating margins were 0.8% for the six months ended July 31, 2024, as compared to 9.2% for the six months ended July 31, 2023.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax benefit was less than $0.1 million for the six months ended July 31, 2024, compared to an expense of $1.7 million for the six months ended July 31, 2023.

In Q2 FY23, the Company changed its permanent reinvestment assertions for its Chinese operations due to increased volatility of the Chinese yuan and geopolitical uncertainties.  The Company recorded $2 million in withholding taxes for a planned repatriation during FY23. In Q1 FY23, the Company recorded deferred tax benefits of $0.2 million related to accruals for China social taxes.  Excluding these discrete items the Company’s effective rate was (13.1%) and 31.5% for the six months ended July 31, 2024 and 2023, respectively.

Net Income (Loss). Net income decreased by $3.5 million to $0.3 million for the six months ended July 31, 2024 from $3.8 million for the six months ended July 31, 2023.

Liquidity and Capital Resources

At July 31, 2024, cash and cash equivalents were approximately $24.9  million, and working capital was approximately $98.2 million. Cash and cash equivalents decreased $0.3 million, and working capital increased $15.0 million from January 31, 2024 due to the balance sheet fluctuations described above and the acquisition of LHD, Pacific and Jolly.

Of the Company’s total cash and cash equivalents of $24.9 million as of July 31, 2024, cash held in Latin America of $2.4 million, cash held in the UK of $1.7 million, cash held in Russia and Kazakhstan of $1.5 million, cash held in the EEC of $6.3 million, cash held in India of $0.5 million, cash held in Vietnam of $0.2 million, and cash held in Hong Kong of $0.3 million would not be subject to additional US tax in the event such cash was repatriated due to the change in the US tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). When the Company repatriates cash from China, of the $7.4 million balance at July 31, 2024, there could be an additional 10% withholding tax incurred in that country. The Company expects to repatriate cash from China during the third quarter of FY 25 and in anticipation of doing so, has accrued withholding tax expense of $0.5 million as of July 31, 2024.

Cash used in operations was $4.1 million due to net income of $0.5 million, non-cash charges of $1.4 million, increases in working capital of $6.0 million, primarily due to a build in inventory in preparation for forecasted increase in sales in the second half of the year.  Net cash used in investing activities was $24.4 million which included the acquisition of LHD and Jolly which required net cash of $22.9 million and a further investment in Bodytrak’s convertible debt instruments of $0.6 million.  Capital expenditures were $0.8 million for the six months ended July 31, 2024, primarily for manufacturing equipment. Net cash provided by financing activities was $27.0 million for the six months ended July 31, 2024, due to $28.3 million borrowed to fund the LHD and Jolly acquisitions offset by dividends of $0.4 million, term loan borrowings of $2.9 million to support Jolly operations, repayment of term loan borrowings of $0.4 million and repayments of our revolving credit facility of $3.0 million and $0.3 million in shares returned to pay income taxes on shares vested under our equity compensation program.

On July 1, 2024, the Company acquired the fire and rescue business of LHD Group Deutschland GmbH and its subsidiaries in Hong Kong and Australia (collectively, "LHD") in an all-cash transaction valued at approximately $16.3 million subject to post-closing adjustments and customary holdback provisions. Total consideration was $15.9 million, net of $1.5 million cash acquired, of which $15.5 million was paid to retire LHD’s debt, $0.8 million was paid to the seller at closing, and $1.1 million remained unpaid subject to post-closing adjustments and customary holdback provisions. LHD is a leading provider of firefighter turnout gear, accessories, and personal protective equipment cleaning, repair, and maintenance. LHD has 111 employees worldwide and is headquartered in Wesseling, Germany, with operations in Hong Kong and Australia.

On February 5, 2024, the Company acquired Italy and Romania-based Jolly Scarpe S.p.A. and Jolly Scarpe Romania S.R.L. (collectively, "Jolly") in an all-cash transaction. Total consideration was $9.6 million, of which $7.5 million was paid to the seller at closing, $0.6 million was paid to retire the remainder of Jolly’s debt and $1.5 million remained unpaid subject to post-closing adjustments and customary holdback provisions. Jolly is a leading designer and manufacturer of professional footwear for the firefighting, military, police, and rescue markets. The company is headquartered in Montebelluna, Italy, with manufacturing operations in Bucharest, Romania, and has 150 employees. Jolly’s primary customers are based in Europe.

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

On March 28, 2024, the Company entered into Amendment No. 4 to the Loan Agreement by and between the Lender and the Company (the “Fourth Amendment”).  Pursuant to the Fourth Amendment, the Lender and the Company agreed to, among other things, (i) extend the expiration date of the credit facility to March 28, 2029, (ii) increase the availability under the revolving credit facility to $40.0 million with an accordion feature providing for the potential funding of an additional $10.0 million, (iii) remove the borrowing base component of the credit facility, and (iv) modify the interest rate based on Daily SOFR plus the Applicable Rate. The Applicable Rate is based upon a Funded Debt to EBITDA Ratio and includes four (4) different levels constituting a SOFR margin range from 1.25% to 2.00%.  In addition, the Fourth Amendment (i) modified the Funded Debt to EBITDA Ratio covenant so as not to exceed 3.5x (with step-downs to 3.25 and 3.0 in 2025 and 2026), (ii) modified the Basic Fixed Charge Coverage Ratio covenant to a minimum of 1.20x, (iii) includes a springing Asset Coverage Ratio covenant of at least 1.10x, but only to the extent that the maximum Total Leverage Ratio exceeds 3.00x at any reporting period, (iv) increases the sublimit for letters of credit to $10.0 million, and (v) imposes a floor to Daily SOFR of one percent (1.00%). The Fourth Amendment provides for additional indebtedness or the assumption of existing indebtedness for acquisitions of foreign subsidiaries (not to exceed $10.0 million in USD) and increased the size of Permitted Acquisitions, without prior approval from the Lender, to $17.5 million per occurrence and $35.0 million in the aggregate.  We were in compliance with all financial covenants of the Loan Agreement as of July 31, 2024.

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

No shares were repurchased in the six months ended July 31, 2024 leaving $5.0 million remaining under the share repurchase program at July 31, 2024.  The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

Quarterly Cash Dividend. On May 1, 2024, the Board of Directors declared a quarterly cash dividend. The quarterly dividend of $0.03 per share was paid on May 22, 2024, to stockholders of record as of May 15, 2024.

Capital Expenditures. Our capital expenditures for the six months ended July 31, 2024 of $0.8 million principally relate to capital purchases for replacement of manufacturing equipment.  We anticipate FY25 capital expenditures to be approximately $3.0 million as we invest in strategic capacity expansion and replace existing equipment in the normal course of operations.  We expect to fund the capital expenditures from our cash flow from operations. The Company may also expend funds in connection with potential acquisitions.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our fiscal year 2024 Form 10-K. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult, or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2024 Form 10-K. There have been no significant changes in the application of our critical accounting policies during the six months ended July 31, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock during the second quarter of fiscal 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Programs (2)
May 1 – May 31	---		$—	—	$5,030,479
June 1 – June 30	7,375		$—	—	$5,030,479
July 1 – July 31	267	$	---	---	$5,030,479
Total	7,642	$	---	---	$5,030,479

(1)	Includes withholding of 7,642 restricted shares to cover taxes on vested restricted shares during the second quarter of FY25.
(2)	Represents the amount remaining under our share repurchase program as of July 31, 2024.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

* Filed herewith

† Furnished herewith

3.1

Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc.’s Registration Statement on Form S-8 filed on September 3, 2021)

3.2	Amended and Restated Bylaws of Lakeland Industries Inc. (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 8-K filed April 28, 2017)
10.1	Lakeland Industries, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed June 17, 2024).
10.2

Lakeland Industries, Inc. 2017 Equity Incentive Plan, inclusive of all amendments through June 13, 2024 (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed June 17, 2024).

10.3*	Lakeland Industries, Inc. Executive Change in Control Plan
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934
32.1†	Certification of Chief Executive Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended July 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations,  (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND INDUSTRIES, INC. (Registrant)

Date: September 6, 2024	/s/ James M. Jenkins
James M. Jenkins, Chief Executive Officer, President and Executive Chairman (Principal Executive Officer and Authorized Signatory)

Date: September 6, 2024	/s/ Roger D. Shannon
Roger D. Shannon, Chief Financial Officer and Secretary (Principal Financial Officer and Authorized Signatory)

