Form 10-Q
period 2024-10-31
LAKELAND INDUSTRIES INC
filed 2024-12-10
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2024
Common Stock, $0.01 par value per share	7,405,604 Shares

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

($000’s except for share and per share information)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net sales	$45,761	$31,678	$120,583	$93,449
Cost of goods sold	27,201	18,317	70,603	53,461
Gross profit	18,560	13,361	49,980	39,988
Operating expenses	17,753	9,740	48,562	30,699
Operating profit	807	3,621	1,418	9,289
Other income (expense), net	(84)	(53)	93	(187)
Interest expense	(490)	(13)	(1,032)	(22)
Income before taxes	233	3,555	479	9,080
Income tax expense	147	937	116	2,678
Net income	$86	$2,618	$363	$6,402
Net income per common share:
Basic	$0.01	$0.35	$0.05	$0.87
Diluted	$0.01	$0.34	$0.05	$0.85
Weighted average common shares outstanding:
Basic	7,428,451	7,428,557	7,379,835	7,344,559
Diluted	7,664,532	7,614,404	7,636,346	7,528,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

($000’s)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Net income	$86	$2,618	$363	$6,402
Other comprehensive income (loss):
Foreign currency translation adjustments	(205)	(483)	903	(2,110)
Comprehensive income (loss)	$(119)	$2,135	$1,266	$4,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(000’s except for share information)

ASSETS	October 31,	January 31,
	2024	2024
Current assets
Cash and cash equivalents	$15,839	$25,222
Accounts receivable, net of allowance for credit losses of $1,177 and $857 at October 31, 2024 and January 31, 2024, respectively	26,563	19,169
Inventories	72,721	51,250
Prepaid VAT and other taxes	2,815	2,753
Income tax receivable and other current assets	7,358	3,111
Total current assets	125,296	101,505
Property and equipment, net	12,681	10,685
Operating leases right-of-use assets	14,424	10,969
Deferred tax assets	3,319	3,097
Other assets	121	110
Goodwill	22,397	13,669
Intangible assets, net	15,528	6,830
Equity investments	4,379	4,719
Convertible debt instruments	3,068	2,161
Total assets	$201,213	$153,745
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,711	$7,378
Accrued compensation and benefits	4,534	3,922
Other accrued expenses	4,939	2,487
Income tax payable	-	1,454
Short-term borrowings	-	298
Accrued earnout agreement	-	643
Current portion of operating lease liabilities	3,453	2,164
Total current liabilities	29,637	18,346
Deferred income taxes	4,499	2,097
Loans payable – long term	31,051	731
Long-term portion of operating lease liabilities	11,339	9,121
Total liabilities	76,526	30,294
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	-	-
Common stock, $0.01 par; authorized 20,000,000 shares Issued 8,763,812 and 8,722,965; outstanding 7,405,604 and 7,364,757 at October 31, 2024 and January 31, 2024, respectively	88	87
Treasury stock, at cost; 1,358,208 shares at October 31, 2024 and January 31, 2024, respectively	(19,979)	(19,979)
Additional paid-in capital	80,054	79,420
Retained earnings	68,981	69,282
Accumulated other comprehensive loss	(4,457)	(5,360)
Total stockholders' equity	124,687	123,450
Total liabilities and stockholders' equity	$201,213	$153,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(000’s except for share information)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Share	Amount	Share	Amount	Capital	Earnings	Loss	Total Stockholder's Equity

Balance, January 31, 2023	8,655,699	$87	(1,330,694)	$(19,646)	$78,475	$64,765	$(3,691)	$119,990
Net income	-	-	-	-	-	6,402	-	6,402
Other comprehensive loss	-	-	-	-	-	-	(2,110)	(2,110)
Dividends	-	-	-	-	-	(687)		(687)
Stock-based compensation:
Restricted stock issued	67,266	-	-	-	-	-	-	-
Restricted stock plan	-	-	-	-	747	-	-	747
Return of shares in lieu of payroll withholding	-	-	-	-	(420)	-	-	(420)
Treasury stock purchased	-	-	(27,514)	(333)		-	-	(333)
Balance, October 31, 2023	8,722,965	$87	(1,358,208)	$(19,979)	$78,802	$70,480	$(5,801)	$123,589

Balance, July 31, 2023	8,721,232	$87	(1,358,208)	$(19,979)	$78,511	$68,084	$(5,318)	$121,385
Net income	-	-	-	-	-	2,618	-	2,618
Other comprehensive loss	-	-	-	-	-	-	(483)	(483)
Dividends	-	-	-	-	-	(222)	-	(222)
Stock-based compensation:
Restricted stock issued	1,733	-	-	-		-	-
Restricted stock plan	-	-	-	-	302	-	-	302
Return of shares in lieu of payroll withholding	-	-	-	-	(11)	-	-	(11)
Balance, October 31, 2023	8,722,965	$87	(1,358,208)	$(19,979)	$78,802	$70,480	$(5,801)	$123,589

Balance, January 31, 2024	8,722,965	$87	(1,358,208)	$(19,979)	$79,420	$69,282	$(5,360)	$123,450
Net income	-	-	-	-	-	363	-	363
Other comprehensive income	-	-	-	-	-	-	903	903
Dividends	-	-	-	-	-	(664)		(664)
Stock-based compensation:
Restricted stock issued	40,847	1	-	-		-	-	1
Restricted stock plan	-	-	-	-	1,081	-	-	1,081
Return of shares in lieu of payroll withholding	-	-	-	-	(447)	-	-	(447)
Balance, October 31, 2024	8,763,812	$88	(1,358,208)	$(19,979)	$80,054	$68,981	$(4,457)	$124,687
Balance, July 31, 2024	8,754,812	$87	(1,358,208)	$(19,979)	$79,743	$69,117	$(4,252)	$124,716
Net income	-	-	-	-	-	86	-	86
Other comprehensive income	-	-	-	-	-	-	(205)	(205)
Dividends	-	-	-	-	-	(222)	-	(222)
Stock-based compensation:
Restricted stock issued	9,000	1	-	-		-	-	1
Restricted stock plan	-	-	-	-	455	-	-	455
Return of shares in lieu of payroll withholding	-	-	-	-	(144)	-	-	(144)
Balance, October 31, 2024	8,763,812	$88	(1,358,208)	$(19,979)	$80,054	$68,981	$(4,457)	$124,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($000’s)

	Nine Months Ended October 31,
	2024	2023
Cash flows from operating activities:
Net income	$363	$6,402
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Deferred income taxes	(431)	(1,783)
Depreciation and amortization	3,011	1,609
Stock based and restricted stock compensation	1,081	747
(Gain) loss on disposal of property and equipment	75	(1)
Equity in loss of equity investment	384	354
Change in fair value of earnout consideration	(711)	(2,689)
(Increase) decrease in operating assets
Accounts receivable	(3,219)	(994)
Inventories	(11,958)	3,211
Prepaid VAT and other taxes	(218)	(670)
Other current assets	(2,019)	285
Increase (decrease) in operating liabilities
Accounts payable	7,197	141
Accrued expenses and other liabilities	(4,147)	235
Operating lease liabilities	(1,902)	886
Net cash (used in) provided by operating activities	(12,494)	7,733
Cash flows from investing activities:
Purchases of property and equipment	(1,485)	(1,505)
Acquisitions, net of cash acquired	(22,950)	-
Investments	-	(1,510)
Investments in convertible debt instruments	(952)	-
Net cash (used in) investing activities:	(25,387)	(3,015)
Cash flows from financing activities:
Credit facility borrowings	29,900	-
Term loan borrowings	2,880	-
Payments on debt facilities	(3,418)	(405)
Purchase of treasury stock under stock repurchase program	-	(333)
Dividends paid	(664)	(687)
Shares returned to pay employee taxes under restricted stock program	(447)	(420)
Net cash provided by (used in) financing activities	28,251	(1,845)
Effect of exchange rate changes on cash and cash equivalents	247	(1,087)
Net decrease in cash and cash equivalents	(9,383)	(1,786)
Cash and cash equivalents at beginning of period	25,222	24,639
Cash and cash equivalents at end of period	$15,839	$26,425

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,032	$22
Cash paid for taxes	$2,631	$1,745

Noncash investing and financing activities
Leased assets obtained in exchange for operating lease liabilities	$1,601	$4,099

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

2. Basis of Presentation

The condensed consolidated financial statements of the Company are unaudited. These condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company's results. Intercompany accounts and transactions have been eliminated. The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2025, or for any future period. The January 31, 2024, Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Balance Sheet but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of January 31, 2024 and 2023, and for each of the two years in the period ended January 31, 2024, included in our most recent annual report on Form 10-K filed on April 11, 2024.

In this Form 10-Q, (a) “FY” means fiscal year; thus, for example, FY25 refers to the fiscal year ending January 31, 2025, (b) “Q” refers to quarter; thus, for example, Q3 FY25 refers to the third quarter of the fiscal year ending January 31, 2025, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet, and (d) “Statement of Operations” refers to the unaudited condensed consolidated statement of operations.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance requires a public entity to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and this guidance should be applied prospectively but there is the option to apply it retrospectively. The Company is currently evaluating the impact and plans to adopt the provisions of this guidance in conjunction with our Form 10-K for our fiscal year ending January 31, 2026.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This guidance requires a public entity to disclose for each reportable segment, on an interim and annual basis, the significant expense categories and amounts that are regularly provided to the chief operating decision-maker (“CODM”) and included in each reported measure of a segment’s profit or loss. Additionally, it requires a public entity to disclose the title and position of the individual or the name of the group or committee identified as the CODM. This guidance is effective for fiscal years beginning after December 31, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the guidance should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company is currently evaluating the impact and plans to adopt the provisions of this guidance in conjunction with our Form 10-K for the fiscal year ending January 31, 2025.

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

On May 19, 2023, the Company entered into an agreement with Bodytrak to provide an additional investment of up to an aggregate of £1,500,000 ($1.9 million on the date of initial investment) in the form of a secured convertible loan with an option for an additional £1,000,000 investment at the Company’s discretion. An initial investment funding of £500,000 ($0.6 million on the date of investment) was made on May 19, 2023. Additional investment fundings of £700,000 ($0.9 million on the date of investment), £500,000 ($0.6 million on the date of investment), £500,000 ($0.6 million on the date of investment) and £200,000 ($0.3 million on the date of investment) were made on September 8, 2023, December 15, 2023, February 13, 2024 and August 28, 2024, respectively. The loaned amounts are due twenty-four months from the issue date, which can be extended upon mutual agreement. The convertible notes bear interest at either an annual rate of 12% for cash interest or 15% for payment in kind interest on the outstanding amount under the note, such rate being selected by Bodytrak.

The notes can be converted into equity shares of Bodytrak under a number of conditions, including a qualified equity financing as defined in the agreement, a change of control, an IPO, default or conversion at the discretion of the Company and upon the occurrence of the specified event. The convertible notes are secured by Bodytrak’s intellectual property.

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

The Company recognized losses of $0.1 million for the three months ended October 31, 2024 and 2023, and recognized losses of $0.4 million for the nine months ended October 31, 2024 and 2023, respectively, as the Company’s share of Bodytrak’s net loss. The loss is reflected in other income (expense), net in the consolidated statements of operations.

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

LHD’s operating results are included in our consolidated financial statements from the acquisition date. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. LHD’s operating results and assets including acquired intangibles and goodwill are reported as part of Europe in our geographic segment reporting.

The following table summarizes the fair values of the LHD assets acquired and liabilities assumed at the date of the acquisition:

Net working capital acquired	$4,405
Property, plant and equipment	801
Customer relationships	5,237
Trade names and trademarks	1,296
Technological know-how	270
Other	(76)
Goodwill	7,606
Other liabilities assumed	(4,780)
Total net assets acquired	$14,759

Assets acquired and liabilities assumed in connection with the acquisition were recorded at estimated fair values. Estimated fair values were determined by management, based in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the estimated fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges; the relief from royalty method for trade names and trademarks and technological know-how; and the cost method for the assembled workforce which was included in goodwill. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. Cash flow forecasts were generally based on LHD’s pre-acquisition forecasts. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships, trade names and trademarks and technological know-how acquired in the LHD transaction are being amortized over periods of 20 years, 10 years and 15 years, respectively.

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

Jolly’s operating results are included in our consolidated financial statements from the acquisition date. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. Jolly’s operating results and assets including acquired intangibles and goodwill are reported as part of Europe in our geographic segment reporting.

The following table summarizes the fair values of the Jolly assets acquired and liabilities assumed at the date of the acquisition:

Net working capital acquired	$6,240
Property, plant and equipment	1,277
Customer relationships	425
Trade names and trademarks	610
Technological know-how	272
Goodwill	1,363
Other liabilities assumed	(541)
Total assets acquired	$9,647

Assets acquired and liabilities assumed in connection with the acquisition were recorded at estimated fair values. Estimated fair values were determined by management, based in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the estimated fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges; the relief from royalty method for trade names and trademarks and technological know-how; and the cost method for the assembled workforce which was included in goodwill. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. Cash flow forecasts were generally based on Jolly’s pre-acquisition forecasts. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships, trade names and trademarks and technological know-how acquired in the Jolly transaction are being amortized over periods of 14 years, 10 years and 10 years, respectively.

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

Acquisition of Pacific

On November 30, 2023, the Company acquired New Zealand-based Pacific Helmets NZ Limited (“Pacific”) in an all-cash transaction valued at approximately NZ$14,000,000 ($8.6 million at the closing date exchange rate) including assumption of debt, subject to post-closing adjustments and customary holdback provisions. The acquisition enhances Lakeland’s product portfolio, particularly within fire service protective helmets.  Headquartered in Whanganui, New Zealand, Pacific is a leading designer and provider of structural firefighting, wildland firefighting, and technical rescue helmets.  The transaction was funded through the revolving credit facility and cash balances.

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

Based on the final valuation, the value of customer relationships was increased $1.0 million with a corresponding decrease in goodwill.

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

Pro forma combined financial information (Unaudited)

(in millions, except per share amounts)	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Net sales	$45,761	$44,311	$131,852	$130,275
Net income (loss)	$96	$2,831	($27)	$6,764
Basic earnings per share	$0.01	$0.38	$	$0.92
Diluted earnings per share	$0.01	$0.37	$	$0.90

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

4. Inventories

Inventories consist of the following (in $000s):

	October 31, 2024	January 31, 2024

Raw materials	$36,616	$27,417
Work-in-process	2,490	668
Finished goods	36,975	29,719
Excess and obsolete adjustments	(3,360)	(6,554)
	$72,721	$51,250

5. Goodwill and Intangible Assets, Net

Changes in goodwill during the nine months ended October 31, 2024, were as follows (in $000s):

Balance at January 31	$13,669
Acquisitions	6,988
Measurement period adjustments	1,284
Currency translation	456
Balance at October 31	$22,397

Changes in intangible assets, net, during the nine months ended October 31, 2024, were as follows (in $000s):

Balance at January 31	$6,830
Acquisitions	7,969
Measurement period adjustments	1,093
Amortization	(610)
Currency translation	246
Balance at October 31	$15,528

6. Contract Advances

The Company receives advances under certain of its contracts for products sold by Eagle.  Those advances are considered contract liabilities with revenues recorded upon delivery of promised goods to customers.  These advances are included in Other Accrued Expenses on the Company’s consolidated balance sheets.  The following is a roll-forward of the advances from January 31, 2024 through October 31, 2024 and from January 31, 2023 through October 31, 2023 (in $000s):

	2024	2023
Contract liability – January 31	$104	$1,627
Increases to contract liability	910	326
Decreases to contract liability	(650)	(1,752)
Contract liability – October 31	$363	$201

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

On March 28, 2024, the Company entered into Amendment No. 4 to the Loan Agreement by and between the Lender and the Company (the “Fourth Amendment”). Pursuant to the Fourth Amendment, the Lender and the Company agreed to, among other things, (i) extend the expiration date of the credit facility to March 28, 2029, (ii) increase the availability under the revolving credit facility to $40.0 million with an accordion feature providing for the potential funding of an additional $10.0 million, (iii) remove the borrowing base component of the credit facility; and (iv) modify the interest rate based on Daily SOFR plus the Applicable Rate. The Applicable Rate is based upon a Funded Debt to EBITDA Ratio, as defined, and includes four (4) different levels constituting a SOFR margin range from 1.25% to 2.00%. In addition, the Fourth Amendment (i) modified the Funded Debt to EBITDA Ratio covenant so as not to exceed 3.5x (with step-downs to 3.25 and 3.0 in 2025 and 2026), (ii) modified the Basic Fixed Charge Coverage Ratio covenant to a minimum of 1.20x, (iii) includes a springing Asset Coverage Ratio covenant of at least 1.10x, but only to the extent that the maximum Total Leverage Ratio exceeds 3.00x at any reporting period, (iv) increases the sublimit for letters of credit to $10.0 million, and (v) imposes a floor to Daily SOFR of one percent (1.00%). The Fourth Amendment provides for additional indebtedness or the assumption of existing indebtedness for acquisitions of foreign subsidiaries (not to exceed $10.0 million in USD) and increased the size of Permitted Acquisitions, without prior approval from the Lender, to $17.5 million per occurrence and $35.0 million in the aggregate. We were in compliance with all financial covenants of the Loan Agreement as of October 31, 2024.

As of October 31, 2024, the Company had no borrowings outstanding on the letter of credit sub-facility and borrowings of $26.9 million outstanding under the revolving credit facility. The revolving credit facility carried an interest rate of 6.17% at October 31, 2024.

Borrowings in UK

There were no borrowings outstanding under the Company’s credit facility with HSBC Bank at October 31, 2024 and January 31, 2024.

Pacific Borrowings

Pacific has two facilities with the Bank of New Zealand. Pacific has a trade finance facility where the lender finances vendor purchases. The trade finance facility has a limit of 500,000 New Zealand dollars and carries an interest rate at the prevailing base rate for the relevant currency of the vendor plus a margin of 3.00% per annum. The facility includes two term loans. The first term loan of 1,500,000 New Zealand dollars matures on December 17, 2025, carries an interest rate of 2.3% per annum and requires monthly payments of 19,350 New Zealand dollars. The second term loan of 550,000 New Zealand dollars matured on November 18, 2024, carried an interest rate of 3.5% per annum and required monthly payments of 10,005 New Zealand dollars. The facilities expire in August 2026 and are secured by a security interest in Pacific’s real property. Borrowings under the trade finance facility and amounts due in FY25 under the term loans are reported as short-term borrowings. There were no borrowings under this facility at October 31, 2024 and $0.3 million at January 31, 2024. Borrowings under the term loans due after FY25 are reported as long-term borrowings and were $0.6 million and $0.7 million at October 31, 2024 and January 31, 2024, respectively.

Jolly Borrowings

On May 9, 2024, Jolly entered into a term loan agreement for 1,500,000 Euros to support working capital requirements with Banca Intesa Spa. The term loan will expire on March 31, 2027 and carries an interest rate of 5.42%. The term loan will be repaid in 11 installments of 136,364 Euros paid quarterly and began September 30, 2024. Interest payments are made quarterly. The loan is guaranteed by SACE S.p.A., the Italian state-owned export credit finance agency.

Jolly received an advance of 1,200,000 Euros from BNL Bank as an advance on an Italian firefighters contract that will conclude in FY26. Interest on the advance is Euribor plus 1.0%.

Borrowings under the term loans due after FY25 are reported as long-term borrowings and were $2.7 million at October 31, 2024.

LHD Borrowings

Prior to the Company’s acquisition, LHD secured a federally guaranteed term loan of 800,000 Euros from Commerzbank AG under the “KfW Quick Loan 2020” program, launched by the German government in 2020 to support small and medium-sized enterprises affected by the COVID-19 crisis. Repayments of the loan, which matures on June 30, 2030, began on September 30, 2022, with quarterly installments of 25,000 Euros. As of October 31, 2024, the outstanding balance was 575,000 Euros ($625,000). The loan carries an interest rate of 3% per annum, with interest payments being due in arrears at the end of each quarter.

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

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC (UK); Royal Bank of Scotland, Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ZAO KB Citibank Moscow in Russia; JSC Bank Centercredit in Kazakhstan; BNL Banca Nazionale del Lavoro, Monte Dei Paschi di Siena and Banca delle Terre Venete in Italy; Commerzbank in Germany; and Bank of New Zealand in New Zealand. The Company monitors its financial depositories by their credit rating, which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There was approximately $0.3 million total included in U.S. bank accounts and approximately $15.5 million total in foreign bank accounts as of October 31, 2024, of which $15.0 million was uninsured.

Major Customer

No customer accounted for more than 10% of net sales during the three and nine-month periods ended October 31, 2024 and 2023.

Major Supplier

No vendor accounted for more than 10% of purchases during the three and nine-month periods ended October 31, 2024 and 2023.

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

The Company recognized the following stock-based compensation expense, which is reflected in operating expenses (in $000’s):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
2017 Plan:
Total restricted stock and stock option programs	$455	$302	$1,081	$747
Total income tax expense recognized for stock-based compensation arrangements	$96	$63	$227	$157

Restricted Stock and Restricted Stock Units

Under the 2017 Plan, as described above, the Company has awarded performance-based and service-based shares of restricted stock and restricted stock units to eligible employees and directors. The following table summarizes the activity under the 2017 Plan for the nine months ended October 31, 2024 and 2023. This table reflects the amount of awards granted and the number of shares that would be vested if the Company were to achieve the maximum performance level under the June 2022, March 2023 and April 2024 grants.

	Performance- Based	Service-Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2024	82,330	112,890	195,220	$16.61
Awarded	27,042	135,756	162,798	$20.34
Vested	-	(48,062)	(48,062)	$14.02
Forfeited	(4,281)	(14,234)	(18,515)
Outstanding at October 31, 2024	105,091	186,350	291,441	$17.33

	Performance- Based	Service-Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2023	127,480	401,665	168,145	$22.95
Awarded	64,953	124,384	189,337	$14.02
Vested	(71,702)	(26,336)	(97,538)
Forfeited	(38,901)	(31,829)	(70,730)
Outstanding at October 31, 2023	82,330	106,884	189,214	$14.68

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

The compensation cost is based on the fair value at the grant date, is recognized over the requisite performance/service period using the straight-line method, and is periodically adjusted for the probable number of shares to be awarded.  As of October 31, 2024, unrecognized stock-based compensation expense totaled $2.9 million pursuant to the 2017 Plan based on outstanding awards under the 2017 Plan.  This expense is expected to be recognized over approximately two years.

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

No shares were repurchased during the nine months ended October 31, 2024, leaving $5.0 million remaining under the share repurchase program at October 31, 2024.  The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

10. Income Taxes

The Company’s provision for income taxes for the three and nine months ended October 31, 2024, and 2023 is based on the estimated annual effective tax rate, in addition to discrete items.

The Company’s effective tax rate for the third quarter of FY25 was 63.5%, which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and Global Intangible Low-Taxed Income (“GILTI”), and the impacts from stock compensation vestings during the quarter, partially offset by foreign withholding taxes accrued during the quarter in anticipation of additional repatriations of cash from China. The Company's effective tax rate for the third quarter of FY24 was 26.4% which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and GILTI.

The Company's effective tax rate for the nine months ended October 31, 2024 was 24.3% which differs from the U.S. federal statutory rate of 21%, primarily due to rate differentials in foreign tax jurisdictions and GILTI and impacts from the final earn-out adjustments related to the Pacific and Eagle acquisitions. The Company's effective tax rate for the nine months ended October 31, 2023 was 29.5%, which differs from the U.S. federal statutory rate of 21%, primarily due to rate differentials in foreign tax jurisdictions and GILTI.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. The valuation allowance was $7.9 million and $6.7 million as of October 31, 2024 and January 31, 2024, respectively.

With the exception of our UK and China subsidiaries for which we accrue relevant deferred tax impacts related to non-indefinitely reinvested cash, we consider the excess of the amount for financial reporting over the tax basis (including undistributed and previously taxed earnings) of investments in our other foreign subsidiaries as of October 31, 2024 to be indefinitely reinvested in the foreign jurisdictions on the basis of our specific plan for reinvestment and estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. Therefore, we have not provided for deferred taxes related to such excess or the relevant portions thereof and concluded that the determination of any deferred taxes related to this excess is not practicable in those permanently reinvested jurisdictions. We have made no changes to our policy on indefinite reinvestment during the nine months ended October 31, 2024.

11. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share as follows (in $000s except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Numerator:
Net income	$86	$2,618	$363	$6,402
Denominator:
Denominator for basic net income per share (weighted-average shares which exclude shares in the treasury, 1,358,208 at October 31, 2024 and 2023)	7,428,451	7,428,557	7,379,835	7,344,559
Effect of dilutive securities from restricted stock plan	236,081	185,847	256,512	184,164
Denominator for diluted net income per share (adjusted weighted average shares)	7,664,532	7,614,404	7,636,646	7,528,723
Basic net income per share	$0.01	$0.35	$0.05	$0.87
Diluted net income per share	$0.01	$0.34	$0.05	$0.85

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

General litigation contingencies

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of October 31, 2024, to the best of the Company’s knowledge, there were no significant outstanding claims or litigation.

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

The table below represents information about reported segments for the three and nine month periods noted therein:

	Three Months Ended October 31,		Nine Months Ended October 31,
	(in millions of dollars)		(in millions of dollars)
	2024	2023	2024	2023
Net Sales:
USA Operations (including Corporate)	$17.0	$16.2	$47.1	$46.3
Other foreign	4.5	3.9	13.9	10.2
Europe	14.8	3.2	28.2	12.7
Mexico	1.9	1.6	6.0	5.2
Asia	14.6	12.1	38.5	34.1
Canada	2.5	2.7	8.0	7.2
Latin America	5.1	4.2	17.3	12.0
Less intersegment sales	(14.5)	(12.2)	(38.3)	(34.3)
Consolidated sales	$45.8	$31.7	$120.6	$93.4
External Sales:
USA Operations (including Corporate)	$15.4	$15.1	$42.1	$42.6
Other foreign	3.6	2.4	11.4	6.6
Europe	14.4	3.2	27.5	12.6
Mexico	1.3	1.0	4.1	2.9
Asia	3.6	3.1	10.4	9.7
Canada	2.5	2.7	8.0	7.2
Latin America	5.0	4.2	17.2	11.8
Consolidated external sales	$45.8	$31.7	$120.6	$93.4

Intersegment Sales:
USA Operations (including Corporate)	$1.6	$1.1	$5.0	$3.7
Other foreign	0.9	1.5	2.5	3.6
Europe	0.5	-	0.7	0.1
Mexico	0.6	0.6	1.9	2.3
Asia	11.0	9.0	28.1	24.4
Canada	-	-	-	-
Latin America	-	-	-	0.2
Consolidated intersegment sales	$14.5	$12.2	$38.3	$34.3

	Three Months Ended October 31,		Nine Months Ended October 31,
	(in millions of dollars)		(in millions of dollars)
	2024	2023	2024	2023
Operating Profit (Loss):
USA Operations (including Corporate)	$(4.3)	$1.9	$(8.3)	$1.6
Other foreign	0.5	0.6	1.7	1.8
Europe	0.8	(0.4)	(1.1)	-
Mexico	0.1	(0.4)	(0.1)	(1.3)
Asia	3.4	1.3	6.4	3.1
Canada	(0.2)	0.5	(0.2)	1.1
Latin America	0.5	0.8	4.6	2.9
Intersegment profit (loss)	-	(0.7)	(1.6)	0.1
Consolidated operating profit	$0.8	$3.6	$1.4	$9.3

	October 31, 2024	January 31, 2024
	(in millions of dollars)
Total Assets Less Intersegment:
USA Operations (including Corporate)	$50.8	$47.1
Other foreign	19.8	19.6
Europe	73.8	27.2
Mexico	11.4	10.2
Asia	22.3	29.0
Canada	5.8	8.3
Latin America	17.3	12.3
Consolidated assets	$201.2	$153.7

The table below presents external sales by product line:

	Three Months Ended October 31, (in millions of dollars)		Nine Months Ended October 31, (in millions of dollars)
	2024	2023	2024	2023
External Sales by product lines:
Disposables	$12.4	$11.9	$37.8	$36.7
Chemical	5.1	4.7	16.7	15.4
Fire service	19.3	5.6	41.8	20.0
Gloves	0.3	0.5	1.4	1.7
High Visibility	1.8	2.6	4.2	5.4
High Performance Wear	2.6	2.4	5.2	5.2
Wovens	4.2	4.0	13.4	9.0
Consolidated external sales	$45.8	$31.7	$120.6	$93.4

14. Subsequent Events

Fourth Quarter Dividend

On November 1, 2024, the Company’s Board of Directors declared a quarterly cash dividend. The quarterly dividend of $0.03 per share or approximately $0.2 million, was paid on November 22, 2024, to stockholders of record as of November 15, 2024.

Additional BodyTrak Investment

On November 8, 2024, the Company entered into an agreement with Bodytrak to provide an additional investment of up to an aggregate of £150,000 ($192,000) on the date of initial investment in the form of a secured convertible loan. An initial investment funding of £50,000 ($64,000) on the date of investment was made on November 12, 2024. The loaned amounts are due twenty-four months from the issue date, which can be extended upon mutual agreement. The convertible note bears interest at either an annual rate of 12% for cash interest or 15% for payment in kind interest on the outstanding amount under the note, such rate being selected by Bodytrak.

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

On July 1, 2024, the Company acquired the fire and rescue business of LHD Group Deutschland GmbH and its subsidiaries in Hong Kong and Australia (collectively, "LHD") in an all-cash transaction subject to post-closing adjustments and customary holdback provisions. Total consideration was $16.3 million, of which $15.5 million was paid to retire LHD’s debt, $0.8 million was paid to the seller at closing, and $1.1 million remained unpaid subject to post-closing adjustments and customary holdback provisions. LHD is a leading provider of firefighter turnout gear, accessories, and personal protective equipment cleaning, repair, and maintenance. LHD has 111 employees worldwide and is headquartered in Wesseling, Germany, with operations in Hong Kong and Australia.

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

On November 30, 2023, the Company acquired New Zealand-based Pacific Helmets NZ Limited (“Pacific”) in an all-cash transaction valued at approximately NZ$14,000,000 ($8.6 million) including assumption of debt, subject to post-closing adjustments and customary holdback provisions. The acquisition enhances Lakeland’s product portfolio, particularly within fire service protective helmets. Headquartered in Whanganui, New Zealand, Pacific is a leading designer and provider of structural firefighting, wildland firefighting, and technical rescue helmets.

Our net sales attributable to customers outside the United States were $30.4 million and $16.6 million for the three months ended October 31, 2024 and 2023, respectively, and $78.5 million and $50.8 million for the nine months ended October 31, 2024 and 2023, respectively.

We are continually monitoring the potential financial impact of the Russian invasion of Ukraine on our operations. For the nine months ended October 31, 2024, sales in Russia were approximately 2.6% of our consolidated sales and sales into Ukraine were not significant. We do not have any capital assets in Russia.

Results of Operations

Three Months ended October 31, 2024, Compared to the Three Months Ended October 31, 2023

Net Sales. Net sales were $45.8 million for the three months ended October 31, 2024, an increase of $14.1 million or 44.5% compared to $31.7 million for the three months ended October 31, 2023. Sales of our Fire Services product line increased $13.7 million due to $11.4 million in sales from LHD, acquired in July 2024, Jolly, acquired in February 2024 and Pacific, acquired in November 2023, and growth in the product line. The significant increase in Fire Services was complemented by an increase in industrial sales of $0.4 million.

Gross Profit. Gross profit for the three months ended October 31, 2024 was $18.6 million, an increase of $5.2 million, or 38.8%, compared to $13.4 million for the three months ended October 31, 2023. Gross profit as a percentage of net sales decreased to 40.6% for the three-month period ended October 31, 2024, from 42.2% for the three months ended October 31, 2023. Gross profit performance declined in the three months ended October 31, 2024 due to lower margins from LHD and Jolly and increased in-bound freight expense.

Operating Expense. Operating expenses increased by $8.1 million, or 83.5%, from $9.7 million for the three months ended October 31, 2023 to $17.8 million for the three months ended October 31, 2024. This increase is attributable to the acquisition of LHD, Jolly and Pacific which increased operating expenses by $2.9 million. In addition, the Company incurred transaction expenses of $0.5 million, restructuring costs of $0.7 million, ongoing PFAS litigation costs of $0.2 million, intangible amortization of $0.3 million and $0.4 million of costs associated with the Monterrey facility. The remaining increase was related to additional selling expenses including travel and trade shows of $1.5 million, professional fees and administrative expenses of $0.6 million offset by a reduction in foreign currency translation expense of $0.6 million. During the quarter ended October 31, 2023, the Company evaluated the earnout consideration accrual related to the Eagle acquisition and reduced the accrual by $1.5 million, which was recorded as a reduction in operating expense. Operating expenses as a percentage of net sales was 38.8% for the three months ended October 31, 2024, up from 30.7% for the three months ended October 31, 2023, primarily due to the factors noted above.

Operating Profit. Operating profit was $0.8 million for the three months ended October 31, 2024 compared to operating profit of $3.6 million for the three months ended October 31, 2023, due to the impacts detailed above. Operating margins were 1.8% for the three months ended October 31, 2024, as compared to 11.4% for the three months ended October 31, 2023.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $0.1 million for the three months ended October 31, 2024, compared to an expense of $0.9 million for the three months ended October 31, 2023. The reduction in tax expense between the two periods is primarily a result of the decrease in pre-tax income. The Company's effective tax rate for the third quarter of FY25 was 63.5% which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions, GILTI, and the impacts from stock compensation vestings during the quarter. The Company's effective tax rate for the third quarter of FY24 was 26.4%, which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and GILTI.

Net Income (Loss). Net income was $0.1 million for the three months ended October 31, 2024, compared to net income of $2.6 million for the three months ended October 31, 2023.

Nine Months ended October 31, 2024, Compared to the Nine Months Ended October 31, 2023

Net Sales. Net sales were $120.6 million for the nine months ended October 31, 2024 as compared to $93.4 million for the nine months ended October 31, 2023, an increase of 29.1%. Our fire service product line increased by $21.8 million in the period due to the impact of the acquisitions of LHD, Jolly and Pacific which contributed $21.0 million in sales coupled organic growth of $0.8 million. Sales of our woven product line increased $4.4 million due to strength in the Latin America market, primarily from Argentina. Our remaining product lines delivered growth of $1.0 million.

Gross Profit. Gross profit was $50.0 million for the nine months ended October 31, 2024, an increase of $10.0 million, or 25.0%, from $40.0 million for the nine months ended October 31, 2023. Gross profit as a percentage of net sales decreased to 41.5% for the nine months ended October 31, 2024, from 42.8% for the nine months ended October 31, 2023 due to lower margins from LHD and Jolly, increased in-bound freight expense, increase in deferred profit in ending inventory and amortization of the step up in basis of acquired inventory.

Operating Expense. Operating expenses increased $17.9 million, or 58.3%, to $48.6 million for the nine months ended October 31, 2024 from $30.7 million for the nine months ended October 31, 2023. The acquisitions of LHD, Jolly and Pacific accounted for $6.6 million of the increase in operating expenses. The Company incurred $1.9 million in acquisition costs associated with these acquisitions. In addition, the Company incurred ongoing PFAS litigation costs of $0.6 million, additional expenses related to the Monterrey facility of $0.4 million and restructuring costs of $0.6 million . The impact of the adjustment to the earnout consideration accrual related to the Eagle acquisition was a reduction to operating expenses of $0.7 million for the nine months ended October 31, 2024 compared to a reduction of $2.7 million for the nine months ended October 31, 2023, which was recorded as a reduction in operating expense. The remaining increase was related to additional selling expenses including, outbound freight, travel and trade shows of $3.2 million. Administrative expenses including administrative salaries and expenses, professional fees, rent and bad debt increased $3.4 million offset by reduced foreign currency translation expenses of $0.8 million. Operating expenses as a percentage of net sales was 40.3% for the nine months ended October 31, 2024, up from 32.9% for the nine months ended October 31, 2023.

Operating Profit. Operating profit decreased to $1.4 million for the nine months ended October 31, 2024 from $9.3 million for the nine months ended October 31, 2023, due to the impacts detailed above. Operating margins were 1.2% for the nine months ended October 31, 2024, as compared to 9.9% for the nine months ended October 31, 2023.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $0.1 million for the nine months ended October 31, 2024, compared to an expense of $2.7 million for the nine months ended October 31, 2023.

The Company’s effective rate was 24.3% and 29.5% for the nine months ended October 31, 2024 and 2023, respectively.

Net Income(Loss). Net income decreased by 6.0 million to $0.4 million for the nine months ended October 31, 2024 from $6.4 million for the nine months ended October 31, 2023.

Liquidity and Capital Resources

At October 31, 2024, cash and cash equivalents were approximately $15.8  million, and working capital was approximately $95.7 million. Cash and cash equivalents decreased $9.4 million, and working capital increased $12.5  million from January 31, 2024 due to the balance sheet fluctuations described below and the acquisition of LHD, Pacific and Jolly.

Of the Company’s total cash and cash equivalents of $15.8 million as of October 31, 2024, cash held in Latin America of $2.1 million, cash held in the UK of $1.5 million, cash held in Russia and Kazakhstan of $2.0 million, cash held in the EEC of $4.4 million, cash held in India of $0.9 million, cash held in Vietnam of $0.3 million, and cash held in Hong Kong of $0.2 million would not be subject to additional US tax in the event such cash was repatriated due to the change in the US tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). When the Company repatriates cash from China, of the $1.3 million balance at October 31, 2024, there could be an additional 10% withholding tax incurred in that country.

Cash used in operations was $12.5 million due to net income of $0.4 million, non-cash charges of $3.4 million, offset by increases in working capital of $16.3 million, primarily due to a build in inventory in preparation for forecasted increase in sales in the fourth quarter of the year and the first quarter of fiscal 2026. Net cash used in investing activities was $25.4 million which included the acquisition of LHD and Jolly which required net cash of $22.9 million and a further investment in Bodytrak’s convertible debt instruments of $1.0 million. Capital expenditures were $1.5 million for the nine months ended October 31, 2024, primarily for manufacturing equipment. Net cash provided by financing activities was $28.3 million for the nine months ended October 31, 2024, due to $29.9 million borrowed to fund the LHD and Jolly acquisitions offset by dividends of $0.7 million, term loan borrowings of $2.9 million to support Jolly operations, repayment of term loan borrowings of $0.4 million and repayments of our revolving credit facility of $3.0 million and $0.4 million in shares returned to pay income taxes on shares vested under our equity compensation program.

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

On November 30, 2023, the Company acquired New Zealand-based Pacific Helmets NZ Limited (“Pacific”) in an all-cash transaction valued at approximately NZ$14,000,000 ($8.6 million) including assumption of debt, subject to post-closing adjustments and customary holdback provisions. The acquisition enhances Lakeland’s product portfolio, particularly within fire service protective helmets. Headquartered in Whanganui, New Zealand, Pacific is a leading designer and provider of structural firefighting, wildland firefighting, and technical rescue helmets.

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

On March 28, 2024, the Company entered into Amendment No. 4 to the Loan Agreement by and between the Lender and the Company (the “Fourth Amendment”). Pursuant to the Fourth Amendment, the Lender and the Company agreed to, among other things, (i) extend the expiration date of the credit facility to March 28, 2029, (ii) increase the availability under the revolving credit facility to $40.0 million with an accordion feature providing for the potential funding of an additional $10.0 million, (iii) remove the borrowing base component of the credit facility, and (iv) modify the interest rate based on Daily SOFR plus the Applicable Rate. The Applicable Rate is based upon a Funded Debt to EBITDA Ratio and includes four (4) different levels constituting a SOFR margin range from 1.25% to 2.00%. In addition, the Fourth Amendment (i) modified the Funded Debt to EBITDA Ratio covenant so as not to exceed 3.5x (with step-downs to 3.25 and 3.0 in 2025 and 2026), (ii) modified the Basic Fixed Charge Coverage Ratio covenant to a minimum of 1.20x, (iii) includes a springing Asset Coverage Ratio covenant of at least 1.10x, but only to the extent that the maximum Total Leverage Ratio exceeds 3.00x at any reporting period, (iv) increases the sublimit for letters of credit to $10.0 million, and (v) imposes a floor to Daily SOFR of one percent (1.00%). The Fourth Amendment provides for additional indebtedness or the assumption of existing indebtedness for acquisitions of foreign subsidiaries (not to exceed $10.0 million in USD) and increased the size of Permitted Acquisitions, without prior approval from the Lender, to $17.5 million per occurrence and $35.0 million in the aggregate. We were in compliance with all financial covenants of the Loan Agreement as of October 31, 2024.

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

No shares were repurchased in the nine months ended October 31, 2024 leaving $5.0 million remaining under the share repurchase program at October 31, 2024. The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

Quarterly Cash Dividend. On August 1, 2024, the Board of Directors declared a quarterly cash dividend. The quarterly dividend of $0.03 per share was paid on August 22, 2024, to stockholders of record as of August 15, 2024.

Capital Expenditures. Our capital expenditures of $1.5 million for the nine months ended October 31, 2024 principally relate to capital purchases for replacement of manufacturing equipment. We anticipate FY25 capital expenditures to be approximately $2.0 million as we invest in strategic capacity expansion and replace existing equipment in the normal course of operations. We expect to fund the capital expenditures from our cash flow from operations. The Company may also expend funds in connection with potential acquisitions.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our fiscal year 2024 Form 10-K. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult, or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2024 Form 10-K. There have been no significant changes in the application of our critical accounting policies during the nine months ended October 31, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock during the third quarter of fiscal 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Programs (2)
August 1 – August 31	---		$—	—	$5,030,479
September 1 – September 30	6,000		$—	—	$5,030,479
October 1 – October 31	---	$	---	---	$5,030,479
Total	6,000	$	---	---	$5,030,479

(1)	Includes withholding of 6,000 restricted shares to cover taxes on vested restricted shares during the third quarter of FY25.

(2)	Represents the amount remaining under our share repurchase program as of October 31, 2024.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

* Filed herewith

† Furnished herewith

3.1

Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc.’s Registration Statement on Form S-8 filed on September 3, 2021)

3.2	Amended and Restated Bylaws of Lakeland Industries Inc. (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 8-K filed April 28, 2017)
10.1	Lakeland Industries, Inc. Amended and Restated Executed Severance and Change in Control Plan*
10.2	Letter Agreement, dated October 31, 2024, between Lakeland Industries, Inc. and Helena An*
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934
32.1†	Certification of Chief Executive Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended  October 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations,  (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND INDUSTRIES, INC. (Registrant)

Date: December 9, 2024	/s/ James M. Jenkins
James M. Jenkins, Chief Executive Officer, President and Executive Chairman (Principal Executive Officer and Authorized Signatory)

Date: December 9, 2024	/s/ Roger D. Shannon
Roger D. Shannon, Chief Financial Officer and Secretary (Principal Financial Officer and Authorized Signatory)

