Form 10-K
period 2025-01-31
LAKELAND INDUSTRIES INC
filed 2025-04-17
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025

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

The aggregate market value of voting stock held by non-affiliates as of July 31, 2024 was approximately $172.8 million.  As of April 10, 2025, there were outstanding 9,498,604 shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

LAKELAND INDUSTRIES, INC.

Information Relating to Forward-Looking Statements

This Annual Report on Form 10-K may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or future financial performance and involve various assumptions, known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, but are not limited to, those listed in this report under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” "objectives," “anticipates,” “believes,” “estimates,” “predicts,” “potential” or other comparable words. Actual results, performance or outcomes may differ materially from those expressed or implied by these forward-looking statements and may not align with historical performance and events due to a number of factors, including those discussed in the sections of this report described above. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and caution should be exercised against placing undue reliance upon such statements, which are based only on information currently available to us and speak only as of the date hereof. We are under no duty to update publicly any of the forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Lakeland Industries, Inc. doing business as “Lakeland Fire + Safety” (the “Company” or “Lakeland,” “we,” “our,” or “us”) was incorporated in the State of Delaware in 1986. Our executive office is located at 1525 Perimeter Parkway, Suite 325, Huntsville, AL 35806, and our telephone number is (256) 350-3873. Our website is located at www.lakeland.com. Information contained on our website is not part of this report.

For purposes of this Form 10-K, (a) FY refers to a fiscal year ended January 31; for example, FY25 refers to the fiscal year ended January 31, 2025 and (b) Q refers to a quarter, for example Q4 FY 25 refers to the fourth quarter of the fiscal year ended January 31, 2025.

ITEM 1. BUSINESS

Overview –  Lakeland Fire + Safety is a global provider of quality safety products that protect the world’s workers, first responders, and communities during the most critical situations. The Company’s products, which are governed by rigorous safety standards and regulations, are used to either protect the wearer from their environment or protect a product or process from the wearer in a broad range of markets around the world, including chemical, clean room, energy, fire service, manufacturing, and utility applications. Lakeland’s product portfolio includes firefighter protective apparel and accessories, high-end chemical protective suits, limited use/disposable protective clothing, durable woven garments, high performance FR/AR apparel, and high visibility clothing.

Lakeland Fire + Safety’s fiscal year 2025 was a transformative year, underscored by multiple acquisitions to build a head-to-toe portfolio of brands in fire protection, new management, and an improved capital position to fund our long-term initiatives. We recently closed an oversubscribed $46.0 million public equity offering, which brought in an impressive pool of new and existing shareholders. This secondary offering strengthened our balance sheet and positioned us to accelerate further growth in the fragmented, higher margin, $2.0 billion fire protection sector in the largest global markets and to repay indebtedness.  While we believe we now have the full suite of premier global head-to-toe fire services, we expect to move forward by continuing to implement strategies to accelerate growth and margins by renewing our acquisition focus on the fire turnout gear industry. We continue to see growth opportunities in the fire and industrial space.  We have grown our revenue year-over-year and demonstrated our success with our last four acquisitions, providing confidence in our roll-up strategy, and we now have ample capital and flexibility to execute this strategy.

The Company’s strong market position across its focus product categories and markets is supported by continued and increasing investment in its global footprint, particularly owning and operating its own manufacturing facilities, acquiring complementary companies or products that expand and enhance product offerings and/or geographic customer territories and investing in sales and marketing resources in countries around the world. We believe that ownership of manufacturing is the keystone to building a resilient supply chain and providing high-quality products to our customers. Having ten manufacturing locations in eight countries on five continents, and sourcing core raw materials from multiple suppliers in various countries affords Lakeland with superior manufacturing capabilities and supply chain resilience compared to our competitors who use contractors.  Additionally, our focus on providing customers with best-in-class service includes the strategic location of our sales team members.

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

On December 16, 2024, the Company acquired U.S. based Veridian Limited (Veridian) for cash consideration of approximately $26.1 million subject to post-closing adjustments and customary holdback provisions. Founded in 1992, Veridian is a leading provider of firefighter protective apparel, including fire and rescue garments, gloves and boots, with an annual revenue of approximately $21 million. Veridian has approximately 150 employees and is headquartered in Des Moines, Iowa.

On July 1, 2024, the Company acquired the fire and rescue business of LHD Group Deutschland GmbH and its subsidiaries in Hong Kong and Australia (collectively, "LHD") in an all-cash transaction subject to post-closing adjustments and customary holdback provisions. Total consideration was $14.8 million, net of $1.5 million cash acquired, of which $15.5 million was paid to retire LHD’s debt and $0.8 million was paid to the seller at closing. LHD is a leading provider of firefighter turnout gear, accessories, and personal protective equipment cleaning, repair, and maintenance. LHD has 111 employees worldwide and is headquartered in Wesseling, Germany, with operations in Hong Kong and Australia.

On February 5, 2024, the Company acquired Italy and Romania-based Jolly Scarpe S.p.A. and Jolly Scarpe Romania S.R.L. (collectively, "Jolly") in an all-cash transaction.  Total consideration was $9.0 million, of which $7.5 million was paid to the seller at closing, and $1.5 million remained unpaid subject to post-closing adjustments and customary holdback provisions. Jolly is a leading designer and manufacturer of professional footwear for the firefighting, military, police, and rescue markets. The company is headquartered in Montebelluna, Italy, with manufacturing operations in Bucharest, Romania, and has 150 employees. Jolly’s primary customers are based in Europe.

On November 30, 2023, the Company acquired New Zealand-based Pacific Helmets NZ Limited (“Pacific”) in an all-cash transaction valued at approximately $6.3 million including the assumption of debt, subject to post-closing adjustments and customary holdback provisions. The acquisition enhances Lakeland’s product portfolio, particularly within fire service protective helmets.  Headquartered in Whanganui, New Zealand, Pacific is a leading designer and provider of structural firefighting, wildland firefighting, and technical rescue helmets.

Segments – The Company has seven revenue-generating reportable geographic segments under ASC Topic 280 “Segment Reporting”: USA Operations, Other Foreign, Europe (UK), Mexico, Asia, Canada, and Latin America. Segment Reporting is presented in Note 14 – Segment Information of the consolidated financial statements in Part II Item 8 of this Form 10-K. Because our consolidated financial statements are stated in U.S. dollars and much of our business is conducted outside the U.S., currency fluctuations may affect our results of operations and financial position and may affect the comparability of our results between financial periods.

Products – We design, manufacture, and sell a multifaceted line of safety products to protect the world’s workers, first responders, and communities during the most critical situations. The following is a brief description of each of our product categories.

Firefighter Protective Apparel and Accessories

We offer a complete line of National Fire Protection Association (“NFPA”) and European conformity (“CE”) compliant structural firefighter (turnout gear) and wildland firefighter protective apparel for domestic and foreign fire departments. Our turnout gear is available both in standard stock patterns and customer configurations. Through our acquisition of Pacific Helmets, we design and manufacture structural firefighting helmets, wildland firefighting helmets, and safety helmets for rescue, paramedic, and other applications. Additionally, we offer firefighter accessories including particulate-blocking hoods and fire gloves. Effective February 5, 2024, through our acquisition of Jolly Scarpe S.p.A. and Jolly Scarpe Romania S.R.L. (collectively, “Jolly”), we now manufacture and sell a comprehensive range of firefighting and safety boot models.

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

Limited Use/Disposable Protective Clothing

We manufacture a complete line of limited-use/disposable protective garments, including coveralls, laboratory coats, shirts, pants, hoods, aprons, sleeves, arm guards, caps and smocks. Typical users of these garments include integrated oil/petrochemical refineries, chemical plants, automotive manufacturers, pharmaceutical companies, construction companies, coal, gas and oil power generation utilities and telephone utility companies, laboratories, mortuaries, and governmental entities. Numerous smaller industries use these garments for specific safety applications unique to their businesses. Additional applications include protection from viruses and bacteria, such as Ebola, AIDS, streptococcus, SARS, hepatitis, and COVID-19 at medical facilities, laboratories, and emergency rescue sites. Clean manufactured and sterilized versions of our MicroMAX NS product, trademarked CleanMax, are used in aseptic laboratories to protect both the wearer and the product from cross-contamination.

Durable Woven Garments

We manufacture and market a line of durable, launderable woven garments that complement our firefighting and heat protective offerings and provide alternatives to our limited use/disposable protective clothing lines. These products provide us access to the much larger woven industrial and healthcare-related markets. Customers favor woven garments for certain applications because of familiarity with and acceptance of these fabrics. These products allow us to supply and satisfy a broader range of our end users’ safety needs.

High Performance FR/AR Apparel

Lakeland High-Performance FR apparel offers dual-certified protective apparel with advanced moisture-wicking technology and lightweight design with maneuverability in mind. With a combination of hydrophobic and hydrophilic fibers, Lakeland High-Performance FR garments ensure permanent moisture wicking in each layer of the garment. Our layering system improves the ability to maintain body temperature and outlast environmental elements.

High Visibility Clothing

Lakeland’s High-Visibility Division manufactures and markets a comprehensive line of reflective apparel that meets the American National Standards Institute (ANSI) requirements and multiple national standards worldwide. The line includes vests, T-shirts, sweatshirts, jackets, coats, raingear, jumpsuits, hats and gloves.

Customers – The majority of our sales are made through distribution. For the years ended January 31, 2025 and 2024, no individual customer represented more than 10% of our sales.

Sales and Marketing - Domestically, we employ a field sales force, organized in four vertical sales groups (industrial, fire service, critical environment, and utilities), to support customers better and enhance marketing. We further leverage our in-house sales team with independent sales representatives to a global network of over 2,000 safety and industrial supply distributors who buy our products for resale and typically maintain inventory at the local level in order to assure quick response times and the ability to serve their customers properly.

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

Competition – The global safety products market is broad with many verticals based on product type and end-use. We compete in a subset of the larger safety market primarily focusing on firefighter apparel, chemical suits, and limited-use/disposable protective clothing. Over the long term, we believe global demand for safety products will continue to grow as the procurement of personal protective equipment (PPE) is non-discretionary and often mandated by industry standards and government regulations which are increasing in global adoption.

The safety products market is highly competitive and fragmented, with participants ranging in size from small companies focusing on a single type of PPE to several large multinational corporations that supply many types of safety products. Our main competitors vary by region and product. We compete based on product quality, availability, brand recognition, and customer service. We believe Lakeland is favorably positioned in its focus markets because of our high-quality offerings, global footprint, and brand recognition.

Patents and Trademarks – We own 14 patents with the U.S. Patent and Trademark Office. We own 76 trademarks. Our active U.S. patents expire between 2025 and 2037.  Intellectual property rights that apply to our various products include patents, trade secrets, trademarks and, to a lesser extent, copyrights. We maintain an active program to protect our technology, filing for patent and trademark protection in multiple countries where our product may be “knocked off” or where significant sales of our products exist. Information regarding risks associated with our proprietary technology and intellectual property rights may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

Raw Materials and Suppliers - Our policy is to qualify multiple vendors for our fabrics and bindings whenever possible. We frequently distribute our purchases among the top two or three suppliers, based on pricing and delivery schedules, in order to keep multiple suppliers qualified and proficient in the manufacture of the raw materials that we require. Materials, such as polypropylene, polyethylene, polyvinyl chloride, spun-laced polyester, melt blown polypropylene and their derivatives and laminates, are available from 30 or more major mills. Flame-resistant (FR) fabrics are also available from a number of both domestic and international mills. The accessories used in the production of our disposable garments, such as thread, boxes, snaps and elastics, are obtained from unaffiliated suppliers. We currently use more than 25 suppliers located in the U.S. and internationally to supply our key fabrics.  We have not had trouble in obtaining our requirements for these commodity component items. Due to the high freight cost for our nonwoven fabrics, we also seek to find multiple sources that are local to our manufacturing to emergency demand and shift manufacturing between our locations with greater ease.

Human Capital - As of January 31, 2025, the Company employed approximately 2,100 people worldwide, of which approximately 2,050 were full-time and approximately 50 were part-time. Approximately 240 were employed in the United States and 1,860 were employed outside of the United States. Approximately 1,200 employees, or 57% of our global workforce, are covered by collective bargaining agreements or works councils. Overall, we consider our employee relations to be good. Our culture is essential to our success.

Health and Safety. The health and safety of our employees is of utmost importance to us. We conduct regular self-assessments and audits to ensure compliance with our health and safety guidelines and regulatory requirements. Our goal is to achieve a level of work-related injuries as close to zero as possible through continuous investment in our safety programs. We provide protective gear (e.g. eye protection, masks, and gloves) as required by applicable standards and as appropriate given employee job duties. Additionally, during the COVID-19 pandemic, we invested heavily to help ensure the health of our employees. Using education and awareness, provision of necessary PPE, and changes to our manufacturing sites and screening, we strive to make our workplaces  safe for employees during the workday.

In addition, to support mental health and emotional well-being, all associates and their dependents worldwide have access to an Employee Assistance Program ("EAP"), at no cost to them. This includes access to visits with mental health care providers through the EAP.

Hiring Practices. We recruit the best people for the job without regard to gender, ethnicity or other protected traits. Our policy is to comply fully with all domestic, foreign and local workplace discrimination laws. We strive to maintain a welcoming and supportive workplace environment everywhere we operate, and our employee training materials prohibit harassment and bullying and promote the elimination of bias in the workplace.

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

Government Regulation – We are governed by regulations that affect the manufacture, distribution, marketing and sale of our products, including regulations relating to various environmental, health and safety matters. These regulations differ among and within every country in which we operate. We are not involved in any pending or, to our knowledge, threatened governmental proceedings, which would require curtailment of our operations because of such laws and regulations. Changes in regulations, guidelines, procedural precedents and enforcement occur frequently and can impact the size, growth potential and profitability of products sold in each market. See “- Environmental Matters” below for additional discussion of environmental regulations.

International and Domestic Standards. Globally, standards development continues to challenge Industrial protective clothing manufacturers. The pace of change and adoption of new standards continues to increase as standards for more hazards are added, and deficiencies in existing standards are corrected.  Complex and changing international standards play to Lakeland’s strengths when compared to most multinationals or smaller manufacturers. Lakeland currently sits on committees and/or works closely with groups involved in writing many international standards such as the American Society for Testing and Materials International (“ASTM”), the NFPA, the International Safety Equipment Association (“ISEA”), the European Committee for Standardization (“CEN”), ISO, the China National Standards Board (“GB”) in China, and the Standards Australia and Standards New Zealand (“ASNZ”).

Globally, not only are the standards continuing to change, but the focus of standards activity is shifting.  In response to the increasing use of certification processes as a technical barrier to trade, standards writing bodies in the U.S. and Europe have concluded efforts to update and define conformity assessment (ANSI/ISEA 125 and the PPE Regulation respectively) within their own spheres of influence. Unfortunately, these are not “international standards” and can be easily ignored by other countries that wish to impose their own conformity assessment systems on importers. The result is an increasingly dynamic standards environment where the standards are changing and the minimum requirements for conformity with the certification process itself are changing.

Several developing nations are now becoming active in the development of their own standards based on existing international standards.  This presents a new challenge in that we are faced with multiple test methods and standards, and have the potential for multiple certification processes. While this adds to product development and sales expenses, the additional cost is only incremental. The real challenge is in navigating the certification process itself. This is a significant impediment to entry for companies seeking to expand sales distribution globally.

In many cases products preferred in one market are not acceptable in another and multiple conformity assessments are required for the same standard certification. This is both technically challenging and costly. Through our international manufacturing and sales operations, Lakeland is uniquely positioned to capitalize on this complex dynamic.

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

Certain fabric components of firefighter turnout gear manufactured by our suppliers contain PFAS to achieve water, oil, or chemical resistance. Some of our suppliers have notified us that they add PFAS to their fabric components to achieve NFPA performance requirements.  The Company has been named as a party to a number of lawsuits filed by firefighters related to PFAS.  These cases are consolidated in In re: Aqueous Film-Forming Foams Products Liability Litigation, MDL No.: 2:18-mn-2873-RMG (District of South Carolina, Charleston Division). These matters are at an early stage with numerous factual and legal issues to be resolved.

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

Seasonality – Our operations have historically been moderately seasonal, with higher sales generally occurring in March, April and May when scheduled maintenance on nuclear, coal, oil and gas-fired utilities, chemical, petrochemical and smelting facilities, and other heavy industrial manufacturing plants occurs, primarily due to moderate spring temperatures and low energy demands. Sales decline during the warmer summer vacation months and gradually increase from Labor Day through the fall with slight declines again during holidays, such as Christmas and the Chinese New Year. As a result of this seasonality in our sales, we have historically experienced a corresponding seasonality in our working capital, specifically inventories, with peak inventories occurring between December and May, coinciding with lead times required to accommodate the spring maintenance schedules. Certain of our large customers seek sole sourcing to avoid sourcing their requirements from multiple vendors whose prices, delivery times and quality standards differ.

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

Information about our Executive Officers

The following is a list of the names and ages of all of our executive officers indicating all positions and offices they hold with us as of April 15, 2025.

Name	Age	Position
James M. Jenkins	60	President and Chief Executive Officer, and Executive Chairman
Roger D. Shannon	60	Chief Financial Officer and Secretary
Hui (Helena) An	51	Chief Operating Officer
Laurel A. Yartz	52	Chief Human Resources Officer
Barry Phillips	65	Chief Revenue Officer - Fire
Cameron S. Stokes	58	Chief Commercial Officer – Global Industrials

James M. Jenkins has served as our President and Chief Executive Officer since June 1, 2024.  Previously Mr. Jenkins held the position of acting President and Chief Executive Officer beginning February 1, 2024. Mr. Jenkins was appointed the Company's Executive Chairman on August 30, 2023. Mr. Jenkins previously served as Chairman of the Board from February 1, 2023 through August 2023. Mr. Jenkins previously served on our Board from 2012 to 2015 and was a member of our Audit and Corporate Governance Committees. Prior to his appointment as our President and Chief Executive Officer, Mr. Jenkins was the General Counsel and Vice President of Corporate Development for Transcat, Inc. (Nasdaq: TRNS), a provider of calibration, repair, inspection and laboratory services, where he served as Transcat’s chief risk officer and advised management and the board of directors over matters of corporate governance and securities law.  He also led Transcat’s acquisition strategy.  He joined Transcat in September 2020.  Prior to joining Transcat, he was a partner at Harter Secrest & Emery LLP, a regional law firm located in New York State.  His practice focused in the areas of corporate governance, and general corporate law matters, including initial and secondary public offerings, private placements, mergers and acquisitions, and securities law compliance. Mr. Jenkins joined the firm in 1989 as an associate and was elected a partner effective January 1, 1997. He is a Chambers rated attorney and served as the Chair of the firm's Securities Practice Group from 2001 to 2020 and as a member of the firm’s Management Committee from January 2007 to January 2013. From 2018 until September 2020, he served as the Partner in Charge of the firm's New York City office. Mr. Jenkins holds a B.A. from Virginia Military Institute and a J.D. from West Virginia University College of Law. Mr. Jenkins currently serves on the board of directors of ScanTech AI Systems Inc. (Nasdaq: STAI) and is a member of its audit (Chair) and compensation committees (since December 2024). Mr. Jenkins previously served on the board of directors of Mars Acquisition Corp. until its acquisition by ScanTech AI Systems Inc. and OmniLit Acquisition Corp. from September 2021 to April 2023.

Roger D. Shannon has served as our Chief Financial Officer since February 1, 2023 and Secretary since February 1, 2024. Mr. Shannon was Chief Financial Officer and Treasurer of Charah Solutions from June 2019 to October 2022. Mr. Shannon previously served in various roles, including Chief Financial Officer, Senior Vice President of Finance, Treasurer and Head of Corporate Development at ADTRAN, a publicly traded provider of next-generation networking solutions, from November 2015 to June 2019. Mr. Shannon also served as Chief Financial Officer and Treasurer for Steel Technologies and various senior finance roles at the Brown-Forman Corporation, British American Tobacco, and accounting positions at Vulcan Materials Company, Lexmark International and KPMG.  Mr. Shannon has served on the board of directors of Elauwit Connections, Inc. since November 2024. Mr. Shannon holds a B.S. in Accounting from Auburn University and a Masters of Business Administration from the University of Georgia. He is a Certified Public Accountant (inactive) and a Chartered Financial Analyst (CFA®).

Helena An has served as our Chief Operating Officer since April 6, 2023.  Ms. An previously served as our Vice President of Procurement and Asia Manufacturing since 2018.  Ms. An has been with Lakeland for over 25 years in various procurement and manufacturing leadership positions.  During her tenure she has been instrumental in establishing Lakeland's first manufacturing facility in China and led the team that started up our Vietnam operation. Ms. An is experienced in manufacturing operations, raw material sourcing/supplier relationships, outsourcing partnerships across Asia and supply chain management. Ms. An is a graduate of Qingdao University of Science & Technology and holds an MBA from the University of Otago, New Zealand.

Laurel A, Yartz has served as our Chief Human Resources Officer since August 1, 2024. Ms. Yartz most recently served as the Senior Human Resources Leader for Lewis Services from July 2023 until June 2024. She has held positions of increasing responsibility at leading global companies, including at CooperVision, Inc. as Senior Human Resources Director, Americas (Commercial) and Global IT from July 2020 until June 2023, at Corning Incorporated as Senior Human Resources Leader for Corning Shared Services from August 2019 until July 2020 and for Corning Information Technology from August 2017 until August 2019, and previously at Thermo Fisher Scientific, Carestream, University of Rochester Medical Center, and American Standard Brands. She earned her Masters of Business Administration from the University of Rochester, William E. Simon School of Business and a Bachelor of Science in Business Administration (Human Resources Management & Strategic Management Concentrations) from California State University, Sacramento.

Barry G. Phillips has served as our Chief Revenue Officer – Fire since June 17, 2024. Mr. Phillips brings over 37 years of experience in global sales leadership, revenue growth, and strategic market development, particularly in the fire services sector. Before joining Lakeland, Mr. Phillips served as the Chief Revenue Officer of Witmer Public Safety Group, Inc. from September 2020 until June 2024, and as the Vice President for Global Sales and Vice President of Sales and Marketing from 2015 until 2020. His extensive background includes senior roles at leading safety product manufacturers and distributors, where he successfully led global B2B sales, marketing, service, and operations teams. Mr. Phillips has a proven track record of transforming sales organizations and driving significant revenue growth across numerous safety-focused industries. His extensive leadership in fire services organizations and industry standards associations, as well as his ability to drive growth and value through the development and execution of strategic sales plans, make him a valuable addition to our team as we continue to grow our global fire services business.

Cameron S. Stokes has served as our Chief Commercial Officer – Global Industrials since January 31, 2025. Previously Mr. Stokes was our Vice President of Global Industrial Sales since June 17, 2024. Mr. Stokes is a seasoned sales and marketing executive who focuses on driving multimillion-dollar revenue growth and expanding market share in industrial safety products. His strategic vision and leadership have been demonstrated in his previous roles, most recently at Ansell Limited, where he served as Senior Director for North American Sales from January 2021 until December 2023 and as National Sales Director from 2015 until January 2021. At Ansell, he executed a strategic transition from a transactional model to a premium, value-centric sales approach. Mr. Stokes' expertise in industrial product market dynamics and customer needs will be instrumental in our efforts to penetrate new markets, increase our market share and optimize our global sales operations.

ITEM 1A: RISK FACTORS

RISK FACTORS

You should carefully consider the following risks before investing in our common stock. The risks and uncertainties described below are those that we have identified as material, but they are not the only risks that we may face. If any of the events referred to below actually occur, our business, financial condition, liquidity and results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should also refer to the other information in this Form 10-K and in the documents we incorporate by reference into this Form 10-K, including our consolidated financial statements and the related notes.

Risks Related to Our Business and Industry

We are subject to risk as a result of our international manufacturing operations.

Because most of our products are manufactured at our facilities located in China, Vietnam, Mexico, Argentina, New Zealand, Romania and India, our operations are subject to risks inherent in doing business internationally. Such risks include the adverse effects on operations from corruption, war, international terrorism, civil disturbances, political instability, trade wars, government activities such as border taxes and renegotiation of treaties, deprivation of contract and property rights and currency valuation changes.  Based on the complex relationships between China and the U.S., there is an inherent risk that political, diplomatic, military, or other events could result in business disruptions, including increased regulatory enforcement against companies, tariffs, trade embargoes, and export restrictions.

In recent years, the United States has imposed tariffs on various products imported into the United States. These tariffs have resulted in, and may continue to trigger, retaliatory actions by affected countries, including the imposition of tariffs on the United States by other countries. Under the current administration, trade policy has been a central focus, with renewed scrutiny on trade relationships with China and efforts to renegotiate or withdraw from key agreements such as the United States-Mexico-Canada Agreement (USMCA). This shift has included the introduction of additional tariffs, including on Mexican, Canadian, Chinese, Vietnamese, European Union and Indian goods, targeted sanctions, and restrictions on investments linked to industries deemed critical to U.S. national security. Certain foreign governments, such as China, Canada, Mexico and the European Union, have instituted or are considering imposing trade sanctions on certain U.S. goods and denying U.S. companies access to critical raw materials.  The extent and duration of increased tariffs, which we are unable to predict, and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets.

Tariffs increase the cost of our products and the components and raw materials that go into making them. These increased costs adversely impact the gross margin we earn on our products. Tariffs can also make our products more expensive for customers, which could make our products less competitive and reduce consumer demand. Countries may also adopt other measures, such as controls on imports or exports of goods, technology, or data, that could adversely impact the Company’s operations and supply chain and limit the Company’s ability to offer our products and services as designed. These measures can require us to take various actions, including changing suppliers and restructuring business relationships. Changing our operations in accordance with new or changed trade restrictions can be expensive, time-consuming, disruptive to our operations and distracting to management. Such restrictions have been, and in the future may be announced, amended, paused, reinstated or rescinded with little or no advance notice, and we may not be able to mitigate all adverse impacts from such measures, effectively. Political uncertainty surrounding trade and other international disputes could also have a negative effect on consumer confidence and spending. Any of these events could reduce customer demand, increase the cost of our products and services, or otherwise have a materially adverse impact on our customers’ and suppliers’ businesses and results of operations, which could in turn adversely impact our financial performance and growth prospects.

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

The impact of the invasion of Ukraine, including economic sanctions or expansions of the war or other military conflicts, as well as potential responses to them by Russia, could adversely affect the Company’s business, supply chain, suppliers or customers and potentially heighten our risk of cyber-attacks. In addition, although negotiations for a potential ceasefire are ongoing, there is no certainty as to whether, when, or for how long any such ceasefire would have effect, and the continuation of Russia's invasion of Ukraine could lead to other disruptions, instability, and volatility in global markets and industries that could negatively impact the Company’s operations. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, the availability of raw materials, supplies, freight and labor, currency exchange rates and financial markets, all of which could impact the Company’s business, financial condition and results of operations.

Further escalation of specific trade tensions, including those between the U.S. and China, and those between the U.S. and Mexico and Canada, or more broadly in global trade conflicts, could adversely impact the Company's business and operations. The Company's business is also impacted by social, political, and labor conditions in locations in which the Company or its suppliers or customers operate; adverse changes in the availability and cost of capital; monetary policy; interest rates; inflation; recession; commodity prices; currency volatility or exchange control; ability to expatriate earnings; and other laws and regulations in the jurisdictions in which the Company or its suppliers or customers operate. For example, changes in local economic conditions or outlooks, such as lower economic growth rates in China, Europe, or other key markets, impact the demand or profitability of the Company's products.

We have significant international operations and are subject to the risks of doing business in foreign countries, particularly in China and Vietnam, which could affect our ability to manufacture or sell our products, obtain products from foreign suppliers or control the costs of our products.

We have business operations in 16 foreign countries. In FY25, more than half of our net sales were made by operations outside the United States. Those operations are subject to various political, economic and other risks and uncertainties, which could have a material adverse effect on our business. These risks include the following:

•	unexpected changes in regulatory requirements;
•

changes in trade policy or tariff regulations, including the current U.S. presidential administration’s announced policy of increasing tariffs on all imports and threatening heightened tariffs in specific circumstances, including on certain goods imported from China, Vietnam, India, Mexico and other countries;

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

In particular, because a majority of our products are manufactured in China and Vietnam, the possibility of further adverse changes in trade or political relations with China or Vietnam, political instability in China or Vietnam, increases in labor costs, the occurrence of prolonged adverse weather conditions or a natural disaster such as an earthquake or typhoon in China or Vietnam, or the outbreak of a pandemic disease in China or Vietnam could severely interfere with the manufacturing and/or shipment of our products and would have a material adverse effect on our operations.

Our business operations may be adversely affected by the current and future political environment in the People’s Republic of China (“PRC”). The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate under the PRC may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property, and other matters. Under its current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies or that it will not significantly alter these policies from time to time without notice. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises.

The PRC government exercises significant control over the Chinese economy, including but not limited to controlling capital investments, allocating resources, setting monetary policy, controlling and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies and issuing necessary licenses to conduct business. In addition, we could face additional risks resulting from changes in the PRC’s data privacy and cybersecurity requirements. Accordingly, any adverse change in the Chinese economy, the PRC legal system or the PRC governmental, economic or other policies could have a material adverse effect on our entities in the PRC and our prospects generally.  The ongoing trade war between the U.S. and China could exacerbate these risks.

We face additional risks in the PRC due to the country’s historically limited recognition and enforcement of contractual and intellectual property rights. We may have trouble enforcing our intellectual property rights in the PRC. Unauthorized use of our technologies and intellectual property rights by partners or competitors may dilute or undermine the strength of our brands. If we cannot adequately monitor the use of our technologies and products or enforce our intellectual property rights in the PRC or contractual restrictions relating to the use of our intellectual property by Chinese companies, our revenue could be adversely affected.

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

Our quarterly results of operations have varied and are expected to continue to vary in the future. These fluctuations may be caused by many factors, including:

•	Currency volatility;
•	Global crises, such as pandemics, oil spills, or Ebola outbreaks;
•	Our expansion of international operations;
•	Competitive pricing pressures;
•	Seasonal buying patterns resulting from the cyclical nature of the business of some of our customers;
•	Changes in the mix of products and services sold;
•	The timing of introductions and enhancements of products by us or our competitors;
•	Market acceptance of new products;
•	Technological changes in fabrics or production equipment used to make our products;
•	Availability of raw materials due to unanticipated demand or lack of precursors (oil and gas);
•	Changes in the mix of domestic and international sales; and
•	Personnel changes.

These variations could negatively impact our stock price.

Disruption in our supply chain, manufacturing or distribution operations could adversely affect our business.

Our ability to manufacture, distribute and sell products is critical to our operations. These activities are subject to inherent risks such as natural disasters, power outages, fires or explosions, labor strikes, terrorism, epidemics, pandemics, import restrictions, regional economic, business, environmental or political events, governmental regulatory requirements or nongovernmental voluntary actions in response to global climate change or other concerns regarding the sustainability of our business, which could disrupt our supply chain and impair our ability to manufacture or sell our products. If not mitigated in advance or otherwise effectively managed, this interruption could adversely impact our business, financial condition and results of operations and require additional resources to address.

Climate change and other sustainability matters may adversely affect our business and operations.

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. We have transition risks related to the transition to a lower-carbon economy and physical risks associated with the physical impacts of climate change. Transition risks include increased costs of carbon emission, increased cost to produce products in compliance with future regulations, increased raw materials cost, shifts in customer/consumer values and other legal, regulatory and technological risks. Physical risks include the risk of direct damage to assets or supply chain disruption caused by severe weather events such as floods, storms, wildfires and droughts. In addition, concern over climate change may result in new legal and regulatory requirements to reduce or mitigate the effects of climate change on the environment. Our reputation could be damaged if we do not (or are perceived not to) act responsibly with respect to sustainability matters, which could adversely affect our business.

Pandemics or disease outbreaks, such as COVID-19, may cause unfavorable economic or market conditions, which could impact demand patterns and/or disrupt global supply chains and manufacturing operations.

Pandemics or disease outbreaks such as COVID-19 could result in a widespread health crisis that could adversely affect the economies of developed and emerging markets, potentially resulting in an economic downturn that could affect customers’ demand for our products in certain industrial-based end-markets. The spread of pandemics or disease outbreaks may also disrupt the Company’s manufacturing operations, supply chain, or logistics necessary to import, export and deliver products to our customers. During a pandemic or crisis, applicable laws and response directives could, in some circumstances, adversely affect our ability to operate our plants or to deliver our products in a timely manner. The enactment of laws and directives aimed at mitigating health crises may also hinder our ability to move certain products across borders. Economic conditions can also influence order patterns. Collectively, these outcomes could materially and adversely affect our business, results of operations and financial condition.

Because we do not have long-term commitments from many of our customers, we must estimate customer demand, and errors in our estimates could negatively impact our inventory levels and net sales.

Our sales are generally made based on individual purchase orders, which may later be modified or canceled by the customer rather than on long-term commitments. We have historically been required to place firm orders for fabrics and components with our suppliers before receiving an order for our products based on our forecasts of customer demands. Our sales process requires us to make multiple demand forecast assumptions, each of which may introduce errors in our estimates, causing excess inventory to accrue or a lack of manufacturing capacity when needed. If we overestimate customer demand, as we have done in recent years, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or at all. As a result, we experienced in fiscal year 2024 a buildup of excess inventory, with corresponding negative impacts on our financial results. We may experience similar results if we overestimate customer demand in the future.  Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would lose sales opportunities and market share and damage our customer relationships. On occasion, we have been unable to adequately respond to delivery dates required by our customers because of the lead time needed for us to obtain required materials or to send fabrics to our assembly facilities in China, Vietnam, India, and Mexico.

The markets  we compete in are highly competitive, and some of our competitors have greater financial and other resources than we do.

Some of our competitors have greater financial and other resources than we do, and our business could be adversely affected by competitors’ new product innovations, technological advances made to competing products and pricing changes made by us in response to competition from existing or new competitors. We may not be able to compete successfully against current and future competitors, and the competitive pressures we face could have a material adverse effect on our business, consolidated results of operations and financial condition. In addition, e-business is a rapidly developing area, and the execution of a successful e-business strategy involves significant time, investment, and resources.

Three of our competitors, DuPont, Ansell, and MSA, have substantially greater financial, marketing and sales resources than we do. In addition, we believe that the barriers to entry in the disposable and reusable garments and gloves markets are relatively low. We cannot assure you that our present competitors or competitors that choose to enter the marketplace in the future will not exert significant competitive pressures.

Our operations are substantially dependent upon key personnel.

Our performance is substantially dependent on the continued services and performance of our senior management and certain other key personnel, including James M. Jenkins, our President and Chief Executive Officer and Executive Chairman; Roger D. Shannon, our Chief Financial Officer and Secretary; Helena An, our Chief Operating Officer, Laurel A. Yartz, our Chief Human Resources Officer; Barry G. Phillips, our Chief Revenue Officer – Fire; and Cameron S. Stokes our Chief Commercial Officer – Global Industrials.  The loss of services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition, and results of operations. In addition, any future expansion of our business will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing, customer service and manufacturing personnel, and our inability to do so could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on information technology systems to process, transmit and store electronic information and manage or support various business processes and activities. In general, all information technology systems, including those we host or have hosted by third parties, are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, human error or malicious acts, break-ins, and other intentional or unintentional events. Our business is also at risk from and may be materially impacted and/or disrupted by information security incidents such as ransomware, malware, viruses, phishing, social engineering, and other security incidents. Such incidents can range from individual attempts to gain unauthorized access to information technology systems through phishing emails to more sophisticated security threats. These events can also result from internal compromises, such as human error or rogue employees or contractors, and can occur on our systems or the systems of our partners and subcontractors. In addition, the number and frequency of cybersecurity events globally may be heightened during times of geopolitical tension or instability between countries, including, for example, the ongoing war between Russia and Ukraine.  Security breaches of our systems or security breaches of third parties’ systems on which we rely to process, store, or transmit electronic information could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data, as well as material disruptions to our operations that could impact services.

We employ various measures to prevent, detect, address and mitigate cybersecurity threats (including access controls, vulnerability assessments, training for employees with electronic access to confidential information, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems). However, our security measures may be inadequate to prevent security breaches, and our business operations and reputation could be materially adversely affected by these events and any resulting federal and state fines and penalties, legal claims or proceedings. There are also significant costs associated with a data breach, including investigation costs, remediation and mitigation costs, notification and monitoring costs, attorneys’ fees, and the potential for reputational harm and lost revenues due to a loss of confidence. We cannot predict the costs to comply with these laws or the costs associated with a potential data breach, which could have a material adverse effect on our business, results of operations, financial position and cash flows, and our business reputation. As cyber threats continue to evolve, we may be required to expend significant capital and other resources to protect against the threat of security breaches or to mitigate and alleviate problems caused by security incidents. While there have been no identified cybersecurity incidents, in the last three years that have materially affected our business strategy, results of operations or financial condition to date, there can be no assurance that such risks will not have a material adverse effect in the future.

Data privacy and security laws relating to the handling of personal information are evolving across the world and may be drafted, interpreted, or applied in a manner that results in increased costs, legal claims, fines against us, or reputational damage.

As a global organization that accesses and processes personal data in the course of its business, we are subject to U.S. and international data privacy, security and data breach notification laws, as well as contractual requirements that may govern the collection, use, disclosure and protection of personal data.

For example, in the United States, individual state statutes establish mandatory data breach notification requirements as well as more general privacy and security requirements.  All 50 states, the District of Columbia and U.S. territories have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected persons and/or state regulators in the event of a data breach or compromise, including when their personal information has or may have been accessed by an unauthorized person. These laws apply according to the residence of the impacted individual.  Some state breach notification laws may also impose physical and electronic security requirements regarding the safeguarding of personal information. In addition, various state privacy laws grant individuals various rights with respect to personal information and may require significant expense and resources to comply with these laws. For example, the California Consumer Privacy Act (“CCPA”) (as amended by the California Privacy Rights Act) is one of a few state privacy laws that include private rights of action that may expose us to private litigation regarding our privacy and security practices and significant damages awards or settlements in civil litigation.

Outside the United States, as our company continues to grow internationally through acquisitions as well as expanded business operations, we may be subject to established and continuously evolving international laws and regulations regarding individual rights around personal information and the cross-border transfers thereof.  For example, Regulation (EU) 2016/679 (General Data Protection Regulation) (“GDPR”) and its counterpart in the United Kingdom, the Personal Information Protection Law of the People's Republic of China, adopted August 20, 2021, effective November 1, 2021 (“PIPL”), the Personal Information Protection and Electronic Documents Act in Canada (“PIPEDA”), and other such international privacy laws around the world, as well as their implementing regulations, contain data breach notification requirements, outline certain obligations and restrictions around the collection, processing, and cross-border transfers of personal information, and may also grant individuals certain consumer rights over their personal information.  Given our organization’s international locations and global distribution networks, compliance with the varying data privacy requirements in effect across the United States and around the world, particularly as they continue to evolve in many countries, may necessitate expenditures and changes in our business models. Failure to comply with these requirements can subject us to legal, regulatory, and reputational risks, as well as the financial risks that can accompany regulatory investigations, enforcement actions and private litigation.

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

In the future, subject to capital constraints, we may seek to acquire selected safety product lines or safety-related businesses or other businesses that will complement our existing products. Our ability to acquire these businesses is dependent upon many factors, including our management’s relationship with the owners of these businesses, many of which are small and closely held by individual stockholders. In addition, we will be competing for acquisition and expansion opportunities with other companies, many of which have greater name recognition, marketing support and financial resources than us, which may result in fewer acquisition opportunities for us, as well as higher acquisition prices. There can be no assurance that we will be able to identify, pursue or acquire any targeted business.

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

Acquisitions involve a number of special risks in addition to those mentioned above, including the diversion of management’s attention to the assimilation of the operations and personnel of the acquired companies, the potential loss of key employees of acquired companies, potential exposure to unknown liabilities, adverse effects on our reported operating results and the amortization or write-down of acquired intangible assets. We cannot assure you that any acquisition by us will or will not occur, that if an acquisition does occur, it will not materially and adversely affect our results of operations or that any such acquisition will be successful in enhancing our business. To the extent that we are unable to manage growth efficiently and effectively or are unable to attract and retain additional qualified management personnel, our business, financial condition and results of operations could be materially and adversely affected.

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

Our system of internal and disclosure controls and procedures was designed to provide reasonable assurance of achieving its objectives. However, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. As a result, there can be no assurance that our system of internal and disclosure controls and procedures will be successful in preventing all errors, theft and fraud or in informing management of all material information in a timely manner. For example, as disclosed in Item 9A of this annual report, we are in the process of remediating a material weakness related to inconsistencies in enterprise-wide controls over financial reporting resulting from our acquisition of several subsidiaries over the past two years.  We can give no assurance that additional material weaknesses will not arise in the future.

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

We are implementing a new enterprise resource planning system, and challenges with the planning or implementation of the system may impact our internal control over financial reporting, business and operations.

We are undertaking a multi-year process of implementing a complex new SAP enterprise resource planning system (“ERP”), which is a major undertaking that will replace most of our existing operating and financial systems. An ERP system is used to maintain financial records, enhance data security and operational functionality and resiliency, and provide timely information to management related to the operation of a business. The SAP ERP implementation will require the integration of the new ERP with existing information systems and business processes. Our ERP planning has required, and the ongoing planning and future implementation of the new ERP will continue to require, investment of significant capital and human resources, requiring the attention of members of our management team. Any deficiencies in the design, or delays or issues encountered in the implementation, of the new SAP ERP could result in significantly greater capital expenditures and employee time and attention than currently contemplated and could adversely affect our ability to operate our business, including effective management of our invoicing and accounts receivable and collections processes, file timely reports with the SEC or otherwise affect the proper and efficient operation of our controls. If the system as implemented, or after necessary investments, does not result in our ability to maintain accurate books and records, our financial condition, results of operations, and cash flows could be materially adversely impacted. Additionally, conversion from our old system to the new ERP may also cause inefficiencies until the ERP is stabilized and mature. The implementation of our new ERP will require new procedures and many new controls over financial reporting. If we are unable to adequately plan, implement and maintain procedures and controls relating to our ERP, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and impact the effectiveness of our internal control over financial reporting. All of the above could result in harm to our reputation or our customers, as well as expose us to regulatory actions or claims, any of which could materially impact our business, results of operations, financial condition and stock price.

We have identified a material weakness in our internal control over financial reporting which, if not remediated appropriately or in a timely manner, could result in a loss of investor confidence and adversely impact the trading price of our securities.

As disclosed in Part II - Item 9A. Controls and Procedures, management has identified a material weakness in our internal control over financial reporting relating to controls over the completeness and accuracy of the Company’s foreign reporting packages which are the basis preparation of our consolidated financial statements.  As a result, management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of January 31, 2025. The material weakness did not result in any material misstatements to the Company’s consolidated financial statements, and the Company is currently working to remediate the material weakness. However, there can be no assurance that these remediation efforts will be successful. In addition, these remediation efforts will place a burden on management and may result in additional expenses.

If we are unable to remediate this material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within the required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, result in violations of applicable securities laws, result in an inability to meet Nasdaq listing requirements, negatively affect investor confidence in the accuracy and completeness of our financial statements, and adversely impact the trading price of our securities.

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

We are also exposed to foreign currency exchange rate risks due to our sales to customers in foreign countries in the amount of $106.8 million in FY25. Our sales in these countries are usually denominated in the local currency. If the value of the U.S. dollar increases relative to these local currencies, and we are unable to raise our prices proportionally, then our profit margins could decrease because of the exchange rate change.

Due to our purchases and sales in other countries, we are exposed to changes in foreign currency exchange rates. To manage this volatility, we seek to limit, to the extent possible, our non-US dollar-denominated purchases and sales.

In connection with our operations in China, we purchase a significant number of raw materials and components from outside of the United States. However, our purchases in China are primarily made in the RMB, the value of which has floated for the last 7 years, and therefore, we have been exposed to additional foreign exchange rate risk on our Chinese raw material and component purchases.

Our primary risk from foreign currency exchange rate changes is related to non-US dollar-denominated sales in China, Canada, South America and Europe and, to a lesser extent Mexico and Russia. Our sales to customers in Canada are denominated in Canadian dollars, South America in Argentine Pesos, Europe in Euros and British Pounds, and China in RMB and U.S. dollars. If the value of the U.S. dollar increases relative to the Canadian dollar, the Argentine Peso, the Pound, the Euro, or the RMB, then our net sales could decrease as our products would be more expensive to these international customers because of changes in the exchange rate. When appropriate, we manage the foreign currency risk through forward contracts against the Canadian dollar, Australian dollar, New Zealand dollar and Euro, as well as through cash flow hedges in the U.S. against the RMB and the Euro. If non-U.S. dollar-denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results.

Covenants in our credit facilities may restrict our financial and operating flexibility.

As a result of the Loan Agreement the Company entered into on June 25, 2020, as amended to date, we currently have a $40.0 million revolving credit facility, which matures on December 12, 2029. Our credit facility requires, and any future credit facilities may also require, among others, that we comply with specified financial covenants relating to fixed charge coverage and investment in acquisitions.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Loan Agreement” for more information. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants.

On March 3, 2023, the Company changed the benchmark interest rate in our credit facility from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”).  At January 31, 2025, we had $13.2 million outstanding debt under our credit facility.

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

A number of factors could affect our ability to access future debt or equity financing, including:

•	Our financial condition, strength and credit rating;
•	The financial markets’ confidence in our management team and financial reporting;
•	General economic conditions; and,
•	Capital markets conditions.

Even if available, additional financing may be more costly than our current facility and may have adverse consequences. If additional funds are raised through the incurrence of debt, we will incur increased debt servicing costs and may become subject to additional restrictive financial and other covenants. We can give no assurance as to the terms or availability of additional capital. Although management believes it currently has sufficient capital, if we  need additional capital in the future and are unsuccessful, it could reduce our net sales and materially adversely impact our earning capability and financial position.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

Events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems.  Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

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

We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill and indefinite-lived intangible assets are required to be assessed for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying amount of our goodwill, indefinite-lived intangible assets or long-lived assets may not be recoverable, include slower growth rates in our markets, reduced expected future cash flows, increased country risk premiums because of political uncertainty and a decline in stock price and market capitalization. We consider available current information when calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate or discount rates increase, we may be required to recognize additional impairment charges in later periods.  The Company recognized goodwill impairment charges of $3.0 million, representing the entire amount of goodwill related to the Pacific reporting unit in the Other Foreign geographic segment and $7.5 million, representing 83% of the goodwill related to the Eagle reporting unit in the Europe geographic segment, during the year ended January 31, 2025.

Legal and Regulatory Risks

We deal in countries where corruption is an obstacle.

We must comply with American laws such as the Foreign Corrupt Practices Act (FCPA) and Sarbanes-Oxley as well as anticorruption legislation in the U.K. Some of our competitors and customers in foreign jurisdictions may not adhere to such legislation. As a result, we believe that we lose sales orders due to our strict adherence to such regulations.

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

We manufacture products used for protection from hazardous or potentially lethal substances, such as chemical and biological toxins, fire, viruses and bacteria. The products we manufacture are typically used in applications and situations that involve high levels of risk of personal injury. Failure to use our products for their intended purposes, failure to use our products properly or the malfunction of our products could result in serious bodily injury or death of the user. In such cases, we may be subject to product liability claims arising from the design, manufacture or sale of our products. If these claims are decided against us and we are found to be liable, we may be required to pay substantial damages, and our insurance costs may increase significantly as a result. We cannot assure you that our insurance coverage would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that this or any other insurance coverage will continue to be available or, if available, that we will be able to obtain it at a reasonable cost. Any material uninsured loss could have a material adverse effect on our financial condition, results of operations and cash flows.

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

For example, governmental authorities in the U.S. and in other jurisdictions are increasingly focused on potential contamination resulting from PFAS. Products containing PFAS have been used in manufacturing, industrial, and consumer applications over many decades, including in some of our component materials purchased from suppliers. In 2021, the Biden Administration announced a multi-agency plan to address PFAS contamination, and the U.S. Environmental Protection Agency released its PFAS Strategic Roadmap, which identified a comprehensive approach to addressing PFAS.  In April 2024, the U.S. EPA designated perfluorooctanesulfonic acid (PFOS) and perfluorooctanoic acid (PFOA), two of the most common PFAS chemicals, as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act, which could have wide-ranging impacts on companies across various industries, including ours. We may incur costs in connection with any obligations to transition away from the usage of PFAS-containing products, to dispose of PFAS-containing waste or to remediate any PFAS contamination, which could have a negative effect on our financial position, results of operations and cash flows.

In addition, some environmental laws impose liability, sometimes without fault, for investigating and/or cleaning up contamination on, or emanating from properties currently or formerly owned, leased or operated by a person, as well as for damages to property or natural resources and personal injury arising out of such contamination. Such liability may be joint and several, meaning that we could be held responsible for more than our share of the liability involved or even the entire liability.

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

We presently pay a quarterly cash dividend.  Future quarterly dividends are subject to declaration by the Company’s Board of Directors, and the Company’s share repurchase programs do not obligate it to acquire any specific number of shares. If the Company fails to meet expectations related to future growth, profitability, dividends, share repurchases or other market expectations, the price of the Company’s stock may decline significantly, which could have a material adverse impact on investor confidence and employee retention.

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

We also have a cybersecurity-specific risk assessment process, which helps identify our cybersecurity threat risks by comparing our program to best practices, as well as by engaging experts to attempt to infiltrate our information systems (as such term is defined in Item 106(a) of Regulation S-K). We engage third-party partners to conduct two-phase penetration testing simulating external and internal cybersecurity breach situations. We test and review the result on an annual basis. To monitor risk levels, we have engaged a third-party vendor to manage our security operations center (the “SOC”), which provides automatic alerts in response to certain occurrences and triggers automatic rules-based responses. Additionally, our annual external Sarbanes-Oxley audit process reviews all account privileges associated with our enterprise resource planning software and other systems supporting the financial function of the Company.

Our cybersecurity program includes controls designed to prevent, identify, protect against, detect, respond to and recover from cybersecurity incidents (as such term is defined in Item 106(a) of Regulation S-K), and to provide for the availability of critical data and systems and to maintain regulatory compliance. These controls include the following activities:

•	monitor emerging data protection laws and implement changes to our processes designed to comply,
•	conduct regular cybersecurity management and incident training for all employees,
•	conduct regular phishing email simulations for all employees with access to corporate email systems to enhance awareness and responsiveness to such possible threats. Any employee who fails a phishing test is automatically enrolled in additional cyber training,
•	through policy, practice and contract (as applicable) require employees, as well as third parties who provide services on our behalf, to treat customer information and data with care,
•	maintain multiple layers of controls, including embedding technological and administrative security features into our technology investments, multi-factor authentication tools, system access policies and privileges, and network configuration,
•	perform annual system access audit with all departments and personnel,
•	review access logs and continually monitor detection alerts,
•	conduct annual tabletop exercises to simulate cyber incidents to refine cyber security policies, further,
•	implement a remote disaster recovery backup site and fail over testing.

We perform periodic internal assessments to test our cybersecurity controls and regularly evaluate our policies and procedures surrounding our handling and control of personal data and the systems we have in place to help protect us from cybersecurity or personal data breaches and to help us identify areas for continued focus, improvement, and/or compliance.

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

In the last two fiscal years, we have not experienced any material cybersecurity incidents and have not incurred any material expenses relating to cybersecurity incidents. This includes penalties and settlements, of which there were none.

Cybersecurity Governance

Cybersecurity is an important part of our enterprise risk management program and an area of increasing focus for our Board and management. In late 2024, we established a Technology Committee of the Board, the purpose of which includes oversight of the Company’s cybersecurity program. The Technology Committee consists of three independent directors and is responsible for overseeing the Company’s efforts to monitor cybersecurity risks and management efforts to mitigate such risks. Management is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of and participation in the cybersecurity risk management process described above, including the operation of our incident response plan. The Technology Committee receives and reviews reports from management and the Company’s internal audit function concerning cybersecurity incidents, business continuity, data security posture, disaster recovery preparedness, results from security assessments, progress toward pre-determined risk mitigation-related goals, our incident response plan,  internal audit results pertaining to technology and cybersecurity controls, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks.  The Technology Committee reports to the full Board on major items covered at meetings of the Technology Committee.

Members of the Technology Committee are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management process. Material cybersecurity threat risks are also considered during separate Board meeting discussions of important matters like enterprise risk management, operational budgeting, business continuity planning, mergers and acquisitions, brand management, and other relevant matters.  Any potential threat or incident is reported to the Technology Committee based on the severity and potential risk based on the escalation procedure as defined by the Incident Response Plan.

Our cybersecurity risk management process, which is discussed in greater detail above, is led by our Vice President of Information Technology. This individual has over thirty years of prior work experience in various Information Technology roles including managing information systems and security.

Our Vice President of Information Technology and technology professionals have deep experience and skills in developing, implementing and monitoring cyber technology assets. Our technology staff and partners have a strong track record of working with major vendors' security, firewall, identity management, and other platforms.

ITEM 2. PROPERTIES

Our principal executive office is located at 1525 Perimeter Parkway Suite 325, Huntsville, AL 35806 United States.  We own or lease our primary facilities.  We own our manufacturing locations in AnQui City, China and Jerez, Mexico. We lease our manufacturing locations in Des Moines, Iowa, Spencer, Iowa, Quitman, Arkansas, Buenos Aires, Argentina; Noida, India, Xuan Trung Commune, Vietnam, Bucharest, Romania and Whanganui, New Zealand.

We believe that all of our occupied facilities, including the manufacturing facilities, are in good repair and suitable condition for their intended purpose.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the Nasdaq Market under the symbol “LAKE.”  On April 5, 2025, there were 30 registered holders of our shares of common stock.  This number of registered holders does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Programs
November 1 – November 30	—		$—	—	$5,030,479
December 1 – December 31	---	$	---	---	$5,030,479
January 1 – January 31	---	$	----	---	$5,030,479
Total	----	$	----	---	$5,030,479	(1)

(1) Represents the amount remaining under our share repurchase program as of January 31, 2025.

On April 7, 2022, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock, which became effective upon the completion of a prior share repurchase program.  On December 1, 2022, the Board of Directors authorized an increase in the share repurchase program under which the Company may repurchase up to an additional $5 million of its outstanding common stock. The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

We do not have any other share repurchase programs.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following summary together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this Form 10-K and in the documents that we incorporate by reference into this Form 10-K. This document may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. In this Form 10-K, (a) “FY” means fiscal year; thus for example, FY25 refers to the fiscal year ended January 31, 2025, and (b) “Q” refers to a quarter; thus, for example, Q4 FY25 refers to the fourth quarter of the fiscal year ended January 31, 2025.

Overview

Lakeland Fire + Safety manufactures and sells a comprehensive line of fire services and industrial protective clothing and accessories for the industrial and first responder markets. Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a strategic global network of selective fire safety and industrial distributors and wholesale partners. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, transportation, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mixture of end users directly and to industrial distributors, depending on the particular country and market. In addition to the United States, sales are made into more than 50 foreign countries, the majority of which were into China, the European Economic Community ("EEC"), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India, Uruguay, Middle East, Southeast Asia, Australia, Hong Kong and New Zealand.

We had net sales of $167.2 million in FY25 and $124.7 million in FY24.

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor-intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico allow our access to a labor pool that is less expensive than that available in the United States and permits us to purchase certain raw materials at a lower cost than they are available domestically. During FY25, the Company was impacted by tariff costs on certain products imported from China. Beginning in 2025 the U.S. trade policy has undergone significant shifts under the Trump administration, which has emphasized the use of tariffs as a strategic tool. Recent developments have generated widespread uncertainty, including the United States’ imposition of new and expanded tariffs on key trading partners such as China, Vietnam, Canada, Mexico, and the European Union.  Furthermore, certain trading partners that are the subject of such new and expanded tariffs have announced that they are contemplating retaliatory tariffs to be imposed on U.S. exports.  In prior years, the Company has been able to pass along a portion of costs resulting from tariffs to its customers, but there is no guarantee that we will be able to successfully do so in the future.   We added manufacturing operations in Vietnam and India in fiscal 2019 to offset increasing manufacturing costs in China and further diversify our manufacturing capabilities. Our China operations will continue primarily manufacturing for the Chinese market and other markets where duty advantages exist. Manufacturing expansion is not only necessary to control rising costs, but also for Lakeland to achieve its growth objectives.  We added three U.S. based manufacturing locations through our acquisition of Veridian Limited in December 2024.  These facilities currently produce Veridian’s brand of fire turnout gear and gloves, but they are in the process of being certified to produce Lakeland turnout gear for the U.S. market.  They are also capable of producing Lakeland’s woven and high-performance garments.

Our net sales attributable to customers outside the United States were $106.8 million and $69.4 million for the fiscal years ended January 31, 2025 and 2024, respectively.

On January 24, 2025, the Company issued 2,093,000 shares of its common stock in an underwritten offering at a price of $20.68 after an underwriting discount.  After expenses the Company received approximately $46.2 million which was used to pay down the Company’s revolving credit facility.

On December 16, 2024, the Company acquired U.S. based Veridian Limited for cash consideration of approximately $26.1 million subject to post-closing adjustments and customary holdback provisions. Founded in 1992, Veridian is a leading provider of firefighter protective apparel, including fire and rescue garments, gloves and boots, with an annual revenue of approximately $21 million. Veridian has approximately 150 employees and is headquartered in Des Moines, Iowa.

On July 1, 2024, the Company acquired the fire and rescue business of LHD Group Deutschland GmbH and its subsidiaries in Hong Kong and Australia (collectively, "LHD") in an all-cash transaction subject to post-closing adjustments and customary holdback provisions. Total consideration was $14.8 million, net of $1.5 million cash acquired, of which $15.5 million was paid to retire LHD’s debt, and $0.8 million was paid to the seller at closing. LHD is a leading provider of firefighter turnout gear, accessories, and personal protective equipment cleaning, repair, and maintenance. LHD has 111 employees worldwide and is headquartered in Wesseling, Germany, with operations in Hong Kong and Australia.

On February 5, 2024, the Company acquired Italy and Romania-based Jolly Scarpe S.p.A. and Jolly Scarpe Romania S.R.L. (collectively, "Jolly") in an all-cash transaction valued at approximately $9.0 million subject to post-closing adjustments and customary holdback provisions.  Jolly is a leading designer and manufacturer of professional footwear for the firefighting, military, police, and rescue markets. The company is headquartered in Montebelluna, Italy, with manufacturing operations in Bucharest, Romania, and has 150 employees. Jolly provides a differentiated product portfolio through its continued investment in research and development and the use of modern materials and cutting-edge technologies in the production of its footwear.

On November 30, 2023, we acquired New Zealand-based Pacific Helmets NZ Limited ("Pacific") in an all-cash transaction valued at approximately $6.3 million, subject to post-closing adjustments and customary holdback provisions. Pacific is a leading designer and manufacturer of helmets for the structural firefighting, wildland firefighting, and rescue markets. The company has 70 employees and is headquartered in Whanganui, New Zealand. Pacific provides differentiated product offerings through its innovative and premium solutions.

The cost to manufacture and distribute our products is influenced by the cost of raw materials, finished goods, labor, and transportation. During FY25, we have experienced continued inflationary pressure and higher costs because of the increasing cost of raw materials, finished goods, labor, transportation, and other administrative costs associated with the normal course of business. The increase in the cost of raw materials and finished goods is due in part to a shortage in the availability of certain products, the higher cost of shipping, and inflation. We can only pass elevated costs onto customers in an effort to offset inflationary pressures on a limited basis. Future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect our financial results.

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

Our business in Russia accounted for approximately 2.4% and 3.0% of our consolidated net revenues for the years ended January 31, 2025 and 2024, respectively. Our assets in Russia were approximately 2.4% and 2.6% of our consolidated assets at January 31, 2025 and 2024, respectively. The net book value of our assets in Russia on January 31, 2025 was approximately $5.2 million, of which $1.4 million is cash. We currently have not recognized any impairment charges related to the assets of our Russian business. However, the extent, severity, duration and outcome of the conflict between Russia and Ukraine and related sanctions could potentially impact the value of our assets in Russia as the conflict continues. Our Russian business is part of our Other Foreign segment.

Our sales in Ukraine were not significant in FY25 or FY24.

Critical Accounting Policies and Estimates

Inventories. Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (on a first-in, first-out or moving average basis) or net realizable value. Allowances are recorded for slow-moving, obsolete or unusable inventory.  We assess our inventory for estimated obsolescence or unmarketable inventory and write down such inventory to estimated net realizable value based upon assumptions about future sales and supply on hand, if necessary.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company recorded approximately ($0.8) million and $3.4 million in inventory adjustments in FY25 and FY24, respectively.  The inventory adjustments in FY24 included $2.3 million in adjustments for certain products that the Company decided to discontinue or no longer support from a sales and marketing perspective.

Income Taxes. The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of preparing the consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carryforwards and tax credits, are recorded as deferred tax assets or liabilities on the Company’s consolidated balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines that it may not be able to realize all or part of its deferred tax assets in the future or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to income in the period of such determination. In FY25 and FY24, we recorded a change in our valuation allowance of less than $50,000 and approximately $3.1 million, respectively.

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold. If necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the consolidated balance sheets.

Business combinations. In accordance with the accounting guidance for business combinations, the Company uses the acquisition method of accounting to allocate the purchase price of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of assets and liabilities is recorded as goodwill. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values and the values of assets in use and often requires the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management, for material acquisitions, we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets, tangible long-lived assets, and contingent consideration. Acquired intangible assets, excluding goodwill, are valued using certain discounted cash flow methodologies based on future cash flows specific to the type of intangible asset purchased. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, discount rates, attrition rates and working capital changes.  Tangible long-lived assets are valued using a combination of the cost and market valuation approaches.

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

Goodwill and Other Intangible Assets.  Intangible assets with a finite useful life are amortized on a straight-line basis over their useful lives. Indefinite lived intangible assets are assessed for possible impairment annually on November 1st or whenever circumstances change such that the recorded value of the asset may not be recoverable.

All goodwill is assigned to and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Goodwill is not amortized but evaluated for impairment at least annually or whenever events or changes in circumstance indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company may perform either a qualitative assessment of potential impairment or proceed directly to a quantitative assessment of potential impairment. If the Company chooses not to perform a qualitative assessment, or if it chooses to perform a qualitative assessment but is unable to conclude that no impairment has occurred qualitatively, then the Company will perform a quantitative assessment. Quantitative testing involves comparing the estimated fair value of each reporting unit to its carrying value. We estimate reporting unit fair value using a weighted average of fair values determined by discounted cash flow ("DCF") and market approach methodologies, as we believe both are important indicators of fair value. A number of assumptions and estimates are involved in the application of the DCF model, including sales volumes and prices, costs to produce, tax rates, capital spending, discount rates, and working capital changes. Cash flow forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years. The market approach methodology measures value through an analysis of peer companies. The analysis entails measuring the multiples of EBITDA at which peer companies are trading.

Refer to Note 1, “Business and Summary of Significant Accounting Policies,” and Note 6, “Acquisitions,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the Company’s business acquisitions.

Recent Developments

On February 1, 2025, the Company’s Board of Directors declared a quarterly cash dividend.  The quarterly dividend of $0.03 per share or approximately $0.2 million, was paid on February 24, 2025, to stockholders of record as of February 14, 2025.

Significant Balance Sheet Fluctuation January 31, 2025, as Compared to January 31, 2024

Cash decreased by $7.7 million, primarily as a result of $15.9 million of cash used in operations and $47.7 million used in investing activities of which $45.1 million was spent on acquisitions, offset by $56.6 million in net cash provided by financing activities primarily borrowing from the Company’s credit facility.  The Company invested $45.1 million in the Jolly, LHD and Veridian acquisitions and $1.1 million in Bodytrak and $1.5 million in capital expenditures.  Cash provided by financing activities was $56.6 million, including the net proceeds from the Company’s underwritten public stock offering, which was used to pay down the Company’s revolving credit facility. The Company borrowed $59.4 million to fund the acquisitions noted above. Operating cash flow changes were driven by an increase in inventory of $14.2 million to support planned growth in FY26 and a $2.6 million increase in accounts receivable offset by an increase in accounts payable.

Results of Operations

The following tables set forth our external sales by our product lines and geographic regions and our historical results of continuing operations as a percentage of our net sales from operations, for the years and three-months ended January 31, 2025 and 2024.

	Three Months Ended January 31, (Unaudited)		Year Ended January 31,
	2025	2024	2025	2024
External Sales by Product Line:
Disposables	$14.4	$12.9	$52.2	$49.6
Chemical	4.7	4.9	21.5	20.3
Fire Services	21.2	6.5	63.0	26.5
Gloves	0.3	0.5	1.7	2.2
High Visibility	1.2	1.2	5.4	6.6
High Performance Wear	1.4	1.7	6.6	6.9
Wovens	3.4	3.5	16.8	12.6
Consolidated external sales	$46.6	$31.2	$167.2	$124.7

	Three Months Ended January 31, (Unaudited)		Year Ended January 31,
	2025	2024	2025	2024
External Sales by region:
USA	$18.3	$12.7	$60.4	$55.2
Europe	14.5	3.7	42.1	16.3
Mexico	0.9	1.1	5.0	4.0
Asia	3.6	4.0	13.9	13.8
Canada	2.3	2.1	10.3	9.4
Latin America	4.0	4.3	21.2	16.1
Other foreign	3.0	3.3	14.3	9.9
Consolidated external sales	$46.6	$31.2	$167.2	$124.7

	Three Months Ended January 31, (Unaudited)		Year Ended January 31,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.9%	64.1%	58.9%	58.9%
Gross profit	40.1%	35.9%	41.1%	41.1%
Operating expenses	40.4%	46.4%	40.3%	36.3%
Goodwill impairment	22.6%	---	6.3%	---
Operating (loss) income	(22.9)%	(10.5)%	(5.5)%	4.8%
Impairment of equity method investment	(16.4))%	---	(4.6)%	---
Other income, net	0.2%	11.5%	0.1%	2.7%
Interest expense	1.3%	0.1%	1.0%	0.0%
Income before tax	(40.4)%	0.9%	(11.0)%	7.5%
Income tax expense (benefit)	(0.9)%	4.0%	(0.2)%	3.2%
Net (loss) income	(39.5)%	(3.1)%	(10.8)%	4.4%

Net Sales. Net sales increased to $167.2 million for the year ended January 31, 2025 compared to $124.7 million for the year ended January 31, 2024, an increase of $42.5 million. Sales in the U.S. increased $5.2 million or 9.4%, primarily due to increased sales of fire services gear and improvements in direct container sales. Sales to the European market increased by $25.8 million or 158.2%.  The key driver was the acquisitions of Jolly and LHD, which accounted for $27.0 million of the increase offset by weakness in the industrial markets.   Canada sales increased by $0.9 million or 9.6% due to improvements in the industrial markets. Latin America sales increased $5.1 million or 31.7% due to continued strong sales in Argentina due to the strengthening of their  economy.  Sales into the Mexican market increased by $1.0 million or 25.0%, driven by improved sales of fire services and woven products. Sales in our other foreign markets increased by $4.4 million or 44.4% primarily due to the acquisition of Pacific in November 2023. Overall, our Fire Services line was a key driver of our revenue growth in FY25, increasing $36.5 million or 137.7%. The execution of our acquisition strategy and the acquisitions of Pacific in November 2023 and Jolly, LHD and Veridian in FY25 accounted for $33.1 million of the increase.  The significant increase in Fire Services was complemented by an $8.0 million increase in our Wovens, Disposables and Chemical products, partially offset by a $1.2 million decline in our High Visibility products.

Gross Profit. Gross profit increased $17.5 million, or 34.2%, to $68.7 million for the year ended January 31, 2025, from $51.2 million for the year ended January 31, 2024. Gross profit as a percentage of net sales was consistent at 41.1% for the years ended January 31, 2025 and 2024.

Operating Expense.  Operating expenses increased 49.1% from $45.2 million for the year ended January 31, 2024 to $67.4 million for the year ended January 31, 2025. Operating expenses as a percentage of net sales were 40.3% for the year ended January 31, 2025, as compared to 36.3% for the year ended January 31, 2024.  Operating expenses increased primarily due to the acquisition of Pacific in November 2023 and the acquisitions of Jolly, LHD and Veridian in FY2025 accounting for $9.8 million of the increase.  Approximately $10.0 million of the increase was due to a) foreign currency remeasurement expense of $2.3 million driven by the continued devaluation of the Argentine peso, b) restructuring costs of $2.2 million, c) costs associated with the Monterrey, Mexico facility of $1.3 million, d) acquisition-related expenses of $3.7 million, and e) litigation costs for PFAS of $0.7 million.  The remainder of the increase is from selling and administrative expenses incurred to support the growth of the Company and increased sales levels.

Goodwill Impairment.  The Company recognized a goodwill impairment charge of $3.0 million representing the entire amount of goodwill related to the Pacific reporting unit in the Other Foreign geographic segment and an impairment charge of $7.5 million representing 83% of the goodwill related to the Eagle reporting unit in the Europe geographic segment, during the year ended January 31, 2025.

Operating Income (Loss). Operating loss was ($9.3) million for the year ended January 31, 2025, as compared to operating income of $6.0 million for the year ended January 31, 2024, due to the impacts detailed above. Operating margin decreased to (5.5%) for the year ended January 31, 2025, compared to 4.8% for the year ended January 31, 2024.

Impairment of Equity Method Investment. The Company’s investment in Bodytrak has generated losses since its initial acquisition and has required repeated rounds of financing to maintain operations. In February 2025, Bodytrak entered insolvency proceedings in the United Kingdom. Through January 31, 2025, the Company has recognized a total of $1.5 million in losses from its investment in Bodytrak.  As of January 31, 2025, the Company recorded an impairment loss of $7.6 million for the remaining recorded value of the equity method and convertible notes investments.

Interest Expense. Interest expense was $1.7 million and less than $0.1 million for the years ended January 31, 2025 and 2024, respectively.  The increase in interest expense is due to the increase in borrowing on the Company’s line of credit to fund its acquisition strategy.

Other Income.  On November 27, 2023, the Company sold its office and warehouse facility in Brantford, Ontario to an unrelated party for $4.9 million.  The sale resulted in a pre-tax gain, after selling expenses, of approximately $3.8 million.  Going forward, the Company is utilizing third party logistics providers for customer fulfillment in Canada.

Income Tax Benefit. Income tax benefit consists of federal, state and foreign income taxes. Income tax benefit was $0.3 million, which did not include any amount associated with the GILTI component of the Tax Act of 2017 for the year ended January 31, 2025, as compared to an income tax expense of $3.9 million and included $0.8 million associated with the GILTI component of the Tax Act of 2017 for the year ended January 31, 2024. All international subsidiaries impacted the GILTI component of income tax expense.

Net Income (Loss).  Net loss was ($18.1) million for the year ended January 31, 2025 compared to net income of $5.4 million for the year ended January 31, 2024 for the reasons discussed above.

Fourth Quarter Results

Net sales and net loss were $46.6 million and ($18.4) million, respectively, for Q4 FY25, as compared to sales of $31.2 million and net loss of ($1.0) million, for Q4 FY24.

Factors affecting Q4 FY25 results of operations included:

•	Improvement in sales for fire services due to the acquisitions of Jolly, LHD and Veridian.
•	The Company recognized a full impairment of its equity method and convertible notes investments in Bodytrak.
•	The Company recognized an impairment of its goodwill in Pacific and Eagle.

Liquidity and Capital Resources

At January 31, 2025, cash and cash equivalents were approximately $17.5 million and working capital was approximately $101.6 million. Cash and cash equivalents decreased $7.7 million and working capital increased $18.4 million from January 31, 2024 reflecting the impact of the Company’s acquisition strategy with the purchase of Jolly, LHD and Veridian in FY25.

Of the Company’s total cash and cash equivalents of $17.5 million as of January 31, 2025, cash held in Latin America of $2.2 million, cash held in Hong Kong of $0.2 million, cash held in the UK of $2.8 million, cash held in Vietnam of $0.4 million, cash held in India of $0.4 million and cash held in Canada of $0.4 million would not be subject to additional US income tax in the event such cash was repatriated due to the change in the U.S. tax law as a result of the 2017 Tax Cuts and Jobs Act (the “Tax Act”).  The Company monitors its financial depositories by their credit rating, which varies by country. In addition, cash balances in banks in the United States are insured by the FDIC subject to certain limitations. There was approximately $1.3 million included in U.S. bank accounts and approximately $16.2 million in foreign bank accounts as of January 31, 2025, of which $16.7 million was uninsured. These balances could be impacted if one or more financial institutions with which the Company deposits its funds fails or is subject to other adverse conditions in the financial or credit markets. To date, the Company has experienced no loss of principal or lack of access to invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions that hold the Company’s cash and cash equivalents fail. See Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K under the caption “Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.”

The Company strategically employs an intercompany dividend plan subject to subsidiary profitability, cash requirements and withholding taxes.  During FY23 the Company changed its’ permanent reinvestment assertions for its Chinese operations due to the increased volatility of the Chinese yuan and an updated evaluation of investment strategies.  During FY25 two of the Company’s subsidiaries in China declared and paid dividends of an aggregate of $4.8 million.

Net cash used in operating activities of $15.9 million for the year ended January 31, 2025 was primarily due to an increase in net inventories of $14.2 million, an increase in accounts receivable of $2.6 million, reductions in accrued expenses and other liabilities of $5.4 million offset by an increase in accounts payable of $6.0 million.  The growth in inventory is to support anticipated sales growth in the first half of FY26.  Net non-cash income items were $19.9 million due to the write-off of the Company’s total investment in Bodytrak of $7.6 million, the impairment of Pacific’s goodwill of $3.0 million and the partial impairment of Eagle’s goodwill of $7.5 million.  Net cash used in investing activities of $47.7 million for the year ended January 31, 2025 includes the acquisitions of Jolly, LHD and Veridian.  Net cash provided by financing activities was $56.6 million driven by the borrowings under our credit facility of $59.4 million to fund the acquisitions.  The Company successfully completed an underwritten offering of our common stock and raised net proceeds of $42.6 million which was used to pay down the credit facility.

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

Loan Agreement

On June 25, 2020, the Company entered into a Loan Agreement (the “Original Loan Agreement”) with Bank of America, N.A. (“Lender”), as amended by Amendment No. 1 to the Loan Agreement, dated June 18, 2021 (“Amendment No. 1”), Amendment No. 2 to the Loan Agreement, dated March 3, 2023 (“Amendment No. 2”), Amendment No. 3 to the Loan Agreement, dated November 30, 2023 (“Amendment No. 3”), Amendment No. 4 to the Loan Agreement, dated March 28, 2024 (“Amendment No. 4”), and Amendment No. 5 to the Loan Agreement, dated December 12, 2024 (“Amendment No. 5” and, collectively with Amendment No. 1, Amendment No. 2, Amendment No. 3, and Amendment No. 4, the “Loan Agreement Amendments”; and the Original Loan Agreement, as amended by the Loan Agreement Amendments, the “Amended Loan Agreement”).

The Amended Loan Agreement provides the Company with a secured revolving credit facility of up to $60.0 million of borrowings from December 12, 2024 through January 31, 2026 and of up to $50.0 million of borrowings from February 1, 2026 through January 31, 2027 (in each case, such limits remain subject to a reduction to no less than $40.0 million from the net proceeds of equity issuances if the Company raises capital during such periods). The revolving credit facility includes a $10.0 million letter of credit sub-facility. On January 24, 2025, as required by the Amended Loan Agreement, the Company used certain net proceeds of its equity issuance to reduce the principal amount outstanding under the Amended Loan Agreement. As a result thereof, the maximum principal amount under the revolving credit facility was reduced to $40 million. The credit facility matures on December 12, 2029.

Borrowings under the revolving credit facility bear interest at a rate per annum equal to the sum of (i) the greater of the daily Secured Overnight Financing Rate (“SOFR”) or an index floor of 1% plus (ii) the Applicable Rate (as defined in the Amended Loan Agreement). The Applicable Rate is based upon a funded debt to EBITDA ratio (discussed below) and includes four different levels constituting a SOFR margin range from 1.25% to 2.00%. All outstanding principal and unpaid accrued interest under the revolving credit facility is due and payable on the maturity date. On a one-time basis, and subject to there not existing an event of default, the Company may elect to convert up to $5.0 million of the then outstanding principal of the revolving credit facility to a term loan facility with an assumed amortization of 15 years and the same interest rate and maturity date as the revolving credit facility. The Amended Loan Agreement provides for a fee on any difference between the line of credit commitment and the amount of credit it actually uses, determined by the daily amount of credit outstanding during the specified period. Such fee is calculated at the Applicable Rate and is payable quarterly.

The Company made certain representations and warranties to the Lender in the Amended Loan Agreement that are customary for credit arrangements of this type. The Company also agreed to maintain, as of the end of each fiscal quarter a minimum “basic fixed charge coverage ratio” (as defined in the Amended Loan Agreement) of at least 1.20x and a “funded debt to EBITDA ratio” (as defined in the Amended Loan Agreement) not to exceed 3.5x (with step-downs to 3.25x and 3.0x on February 1, 2026 and February 1, 2027, respectively), in each case for the trailing 12-month period ending with the applicable quarterly reporting period. In addition, the Company has agreed to maintain a springing “asset coverage ratio” (as defined in the Amended Loan Agreement) of at least 1.10x, but only to the extent that the maximum funded debt to EBITDA ratio exceeds 3.25x at any reporting period. The Company was in compliance with all of its debt covenants as of January 31, 2025.

The Company also agreed to certain negative covenants under the Amended Loan Agreement that are customary for credit arrangements of this type, including restrictions regarding the ability of the Company and/or its subsidiaries to conduct business, grant liens, make certain investments, make substantial changes in the present executive or management personnel, and incur additional indebtedness, which negative covenants are subject to certain exceptions. Moreover, the Amended Loan Agreement contains restrictions on the Company’s ability to enter into mergers and other business combination transactions and to purchase or acquire other businesses or their assets, although the Company may purchase a business or its assets without the consent of the Lender if the aggregate amount of consideration paid for by the Company is less than $26,000,000 for any individual acquisition or $36,000,000 on a cumulative basis for all such acquisitions or purchases subsequent to the date of Amendment No. 5. The Amended Loan Agreement also authorizes the Company to enter into additional lines of credit or incur liabilities in connection with the acquisitions of foreign subsidiaries in foreign countries where the Lender lacks a physical presence (such amounts not to exceed $10.0 million in the aggregate).

The Amended Loan Agreement contains customary events of default that include, among other things (subject to any applicable cure periods and materiality qualifier), non-payment of principal, interest or fees, defaults under related agreements with the Lender, cross-defaults under agreements for other indebtedness, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments and material adverse change. Upon the occurrence of an event of default, the Lender may terminate all loan commitments, declare all outstanding indebtedness owing under the Amended Loan Agreement and related documents to be immediately due and payable, and may exercise its other rights and remedies provided for under the Amended Loan Agreement.

In connection with the Amended Loan Agreement, the Company entered into with the Lender (i) a security agreement dated June 25, 2020, pursuant to which the Company granted to the Lender a first priority perfected security interest in substantially all of the personal property and the intangibles of the Company, and (ii) a pledge agreement, dated June 25, 2020, pursuant to which the Company granted to the Lender a first priority perfected security interest in the stock of its subsidiaries (limited to 65% of those subsidiaries that are considered “controlled foreign subsidiaries” as set forth in the Internal Revenue Code and regulations). The Company’s obligations to the Lender under the Amended Loan Agreement are also secured by a negative pledge evidenced by a Non-encumbrance Agreement covering the real property owned by the Company in Decatur, Alabama.

As of January 31, 2025, the Company had no borrowings outstanding on the letter of credit sub-facility and borrowings of $13.2 million outstanding under the revolving credit facility.  The revolving credit facility carried an interest rate of 6.47% at January 31, 2025.

Acquisitions

On December 16, 2024, the Company acquired U.S. based Veridian Limited in an all-cash transaction valued at approximately $26.1 million subject to post-closing adjustments and customary holdback provisions. Founded in 1992, Veridian is a leading provider of firefighter protective apparel, including fire and rescue garments, gloves and boots, with an annual revenue of approximately $21 million. Veridian has approximately 150 employees and is headquartered in Des Moines, Iowa.

On July 1, 2024, the Company acquired the fire and rescue business of LHD Group Deutschland GmbH and its subsidiaries in Hong Kong and Australia (collectively, "LHD") in an all-cash transaction subject to post-closing adjustments and customary holdback provisions.  Total consideration was $14.8 million, net of $1.5 million cash acquired, of which $15.5 million was paid to retire LHD’s debt and $0.8 million was paid to the seller at closing, and $1.1 million remained unpaid subject to post-closing adjustments and customary holdback provisions. LHD is a leading provider of firefighter turnout gear, accessories, and personal protective equipment cleaning, repair, and maintenance. LHD has 111 employees worldwide and is headquartered in Wesseling, Germany, with operations in Hong Kong and Australia.

On February 5, 2024, the Company acquired Italy and Romania-based Jolly Scarpe S.p.A. and Jolly Scarpe Romania S.R.L. (collectively, "Jolly") in an all-cash transaction valued at approximately $9.0 million subject to post-closing adjustments and customary holdback provisions.  Jolly is a leading designer and manufacturer of professional footwear for the firefighting, military, police, and rescue markets. The company is headquartered in Montebelluna, Italy, with manufacturing operations in Bucharest, Romania, and has 150 employees. Jolly provides a differentiated product portfolio through its continued investment in research and development and the use of modern materials and cutting-edge technologies in the production of its footwear.

January 2025 Equity Issuance

On January 24, 2025, the Company closed an underwritten offering of 2,093,000 shares (the “Underwritten Shares”) of the Company’s common stock.  The public offering price of the Underwritten Shares was $22.00 per share, and the underwriters agreed to purchase the Underwritten Shares from the Company at a price of $20.68 per share. The Company’s net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $42.6 million. We used the net proceeds of the offering to pay down the outstanding principal under our Loan Agreement.

We believe that our current cash, cash equivalents, borrowing capacity under our Loan Agreement and the cash to be generated from expected product sales will be sufficient to meet our projected operating and investing requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect.  We were in compliance with all financial covenants of the Loan Agreement as of January 31, 2025.

Stock Repurchase Program. On April 7, 2022, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock which became effective upon the completion of a prior share repurchase program.  On December 1, 2022, the Board of Directors authorized an increase in the share repurchase program under which the Company may repurchase up to an additional $5 million of its outstanding common stock.  The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

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

The Company did not repurchase any shares in FY25 and has $5.0 million remaining under the share repurchase program at January 31, 2025.

Capital Expenditures. Our capital expenditures for FY25 of $1.5 million principally relate to our capital purchases for our manufacturing facilities in Vietnam and Mexico.  We anticipate FY26 capital expenditures to be approximately $3.0 million to replace existing equipment in the normal course of operations, expand our fire services products manufacturing capabilities and invest in our new ERP system.  We expect to fund the capital expenditures from our cash flow from operations.

Recently Issued Accounting Standards and Disclosure Rules

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses (“DISE”). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. As revised by ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, the provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. With the exception of expanding disclosures to include more granular income statement expense categories, we do not expect the adoption of ASU 2024-03 to have a material effect on our consolidated financial statements taken as a whole.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item and therefore, no disclosure is required under Item 7A for the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lakeland Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lakeland Industries, Inc. and its subsidiaries (the Company) as of January 31, 2025, the related consolidated statements of operations, comprehensive (loss), stockholders' equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated April 16, 2025 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisitions of Pacific Helmets NZ Limited, Jolly Scarpe S.p.A. and Jolly Scarpe Romania S.R.L.,– Valuation of Intangible Assets

As described in Note 6 to the consolidated financial statements, the Company completed the acquisitions of Pacific Helmets NZ Limited (Pacific) for $6.3 million on November 30, 2023, and Jolly Scarpe S.p.A. and Jolly Scarpe Romania S.R.L. (collectively, Jolly) for $9.0 million on February 5, 2024. The Company accounted for these transactions under the acquisition method of accounting for business combinations. The Pacific purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identifiable intangible assets of $2.2 million, which consisted of customer relationships, tradename, technological know-how and resulting goodwill of $3.0 million. The Jolly purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identifiable intangible assets of $1.3 million, which consisted of customer relationships, tradename, technological know-how and resulting goodwill of $1.4 million.

Acquired intangible assets were valued using certain methods including the excess earnings approach and relief from royalty methods specific to the type of intangible asset acquired. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasts of revenue growth rates, operating margins, attrition rates, discount rates and royalty rates.

Given the fair value determination of the intangible assets for Pacific and Jolly requires management to leverage complex valuation methodologies and make significant estimates and assumptions related to the forecasts of revenue growth rates, operating margins and resulting future cash flows and the selection of royalty and discount rates, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

Our audit procedures related to the Company’s valuation of acquired intangible assets as part of the Pacific and Jolly acquisition included the following, among others:

•	We obtained an understanding of the relevant controls related to the valuation of acquired intangible assets and tested such controls for design and operating effectiveness, including management controls related to significant assumptions.

•	We evaluated the reasonableness of management’s revenue growth rate and operating margin forecasts, and attrition rates by comparing the projections to historical results as well as industry benchmarks and tested the underlying data for accuracy and completeness.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s valuation methodology and significant assumptions by:

o	Assessing the appropriateness of management’s valuation methodology based on the nature of the fair value estimate

o	Testing the source information underlying the determination of the discount rates and verifying the mathematical accuracy of the calculation.

o	Developing an analysis of the discount rates and compared that analysis to the discount rates selected by management.

Goodwill Impairment Assessment – Pacific Helmets NZ Limited and Eagle Technical Products Limited

As described in Note 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $16.2 million as of January 31, 2025, after a goodwill impairment charge of $10.5 million relating to the Pacific Helmets NZ Limited (Pacific) and Eagle Technical Products Limited (Eagle) reporting units. Goodwill, at the reporting unit level, is tested by the Company for impairment at least annually. The fair values of the reporting units for the goodwill impairment assessment are determined using an income approach, through a discounted cash flow model and the guideline public company approach, through selected multiples. The determination of the fair values of each reporting unit requires management to make significant estimates and assumptions related to the specific circumstances of each reporting unit such as revenue projections, projected operating cash flow margins, discount rates and the selection of guideline public company multiples.

We identified the Pacific and Eagle goodwill impairment assessment as a critical audit matter because of the significant assumptions management used in the impairment assessments. Auditing management’s judgments used in the impairment assessments regarding revenue projections, projected operating cash flow margins, discount rates and guideline public company multiples involved a high degree of auditor judgment and increased audit effort.

Our audit procedures related to the Company’s goodwill impairment assessments for the Pacific and Eagle reporting units included the following, among others:

•	We obtained an understanding of the relevant controls related to the Company’s goodwill impairment assessments and tested such controls for design and operating effectiveness, including management controls related to significant assumptions.

•	We evaluated the reasonableness of management’s revenue and operating cash flow projections by comparing them to actual results and historical trends and tested the underlying data for accuracy and completeness.

•	With the assistance of our fair value specialists with specialized knowledge and experience with impairment of goodwill we evaluated management’s assessment and significant assumptions by:

o	Evaluating the appropriateness of the valuation methodologies used by management and testing the accuracy of the calculations

o	Testing the source information underlying the determination of the discount rates and verifying the mathematical accuracy of the calculation.

o	Developing an analysis of the discount rates and compared that analysis to the discount rates selected by management.

o	Testing the selection of guideline public company multiples.

/s/ RSM US LLP

We have served as the Company's auditor since 2024.

Fort Lauderdale, Florida

April 16, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Lakeland Industries, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Lakeland Industries, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2025, of the Company and our report dated April 16, 2025 expressed an unqualified opinion.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Jolly Scarpe S.p.A. and Jolly Scarpe Romania S.R.L. (collectively, "Jolly"), LHD Group Deutschland GmbH, LHD Group Australia Pty Ltd and LHD Group Hong Kong Ltd., (collectively, the “LHD Group”), and Veridian, Ltd., from its assessment of internal control over financial reporting as of January 31, 2025, because they were acquired by the Company through business combinations on February 5, 2024, July 1, 2024, December 16, 2024, respectively. We have also excluded Jolly, LHD Group and Veridian, Ltd. from our audit of internal control over financial reporting. Jolly, LHD Group and Veridian, Ltd. are a wholly owned subsidiaries whose total assets and net loss represent approximately 37% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2025.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment.

For those locations where the financially relevant systems were not in-scope and not subject to the Company’s testing of information technology general controls, the financial reporting controls, as designed, do not adequately address the completeness and accuracy of the foreign reporting packages. The foreign reporting packages form the basis of multiple controls including a key management review control designed to detect a material misstatement in the Company’s consolidated financial statements as well as other controls. Additionally, the Company did not update the control activities documentation for numerous locations and, in some cases, did not change control processes to reflect changes in operating structure. This contributed to the material weakness described herein in the Company’s internal controls.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 financial statements, and this report does not affect our report dated April 16, 2025 on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

F-4

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Fort Lauderdale, Florida

April 16, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Lakeland Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lakeland Industries, Inc.  and subsidiaries (the "Company") as of January 31, 2024, the related statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for the period ended January 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024, and the results of its operations and its cash flows for the period ended January 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Memphis, Tennessee

April 10, 2024, except for Note 14, as to which the date is April 16, 2025

We began serving as the Company’s auditor in 2020. In 2024, we became the predecessor auditor.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended January 31, 2025 and 2024

($000’s) except share information

	2025	2024
Net sales	$167,211	$124,688
Cost of goods sold	98,537	73,496
Gross profit	68,674	51,192
Operating expenses	67,401	45,200
Goodwill impairment	10,538	-
Operating (loss) income	(9,265)	5,993
Impairment of equity method investment	(7,639)	-
Other income, net	198	3,415
Interest expense	(1,650)	(52)
(Loss) income before taxes	(18,356)	9,356
Income tax (benefit) expense	(281)	3,930
Net (loss) income	$(18,075)	$5,425
Net (loss) income per common share:
Basic	$(2.43)	$0.74
Diluted	$(2.43)	$0.72
Weighted average common shares outstanding:
Basic	7,426,401	7,352,356
Diluted	7,426,401	7,539,705

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Years Ended January 31, 2025 and 2024

($000)’s

	2025	2024
Net (loss) income	$(18,075)	$5,425
Other comprehensive loss:
Foreign currency translation adjustments	(1,600)	(1,669)
Comprehensive (loss) income	$(19,675)	$3,756

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

January 31, 2025 and 2024

($000’s, except share information)

ASSETS

Current assets	2025	2024
Cash and cash equivalents	$17,476	$25,222
Accounts receivable, net of allowance for doubtful accounts of $1,237 and $857 at January 31, 2025 and 2024, respectively	27,607	19,169
Inventories	82,739	51,250
Prepaid VAT and other taxes	2,598	2,753
Income tax receivable and other current assets	6,111	3,111
Total current assets	136,531	101,505
Property and equipment, net	13,948	10,685
Operating leases right-of-use assets	13,917	10,969
Deferred tax assets	6,270	3,097
Other assets	122	110
Goodwill	16,240	13,669
Intangible assets, net	25,503	6,830
Equity method investments	-	4,719
Convertible debt investments	-	2,161
Total assets	$212,531	$153,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,742	$7,378
Accrued compensation and benefits	4,501	3,922
Other accrued expenses	8,130	2,487
Income tax payable	1,993	1,454
Short-term borrowings	939	298
Accrued earnout agreement	-	643
Current portion of operating lease liabilities	3,602	2,164
Total current liabilities	34,907	18,346
Deferred income taxes	3,891	2,097
Loans payable – long term	16,426	731
Long-term portion of operating lease liabilities	10,681	9,121
Total liabilities	65,905	30,294
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	-	-
Common stock, $0.01 par; authorized 20,000,000 shares, Issued 10,856,812 and 8,722,965; outstanding 9,498,604 and 7,364,757 at January 31, 2025 and 2024, respectively	109	87
Treasury stock, at cost; 1,358,208 shares at January 31, 2025 and 2024	(19,979)	(19,979)
Additional paid-in capital	123,136	79,420
Retained earnings	50,320	69,282
Accumulated other comprehensive loss	(6,960)	(5,360)
Total stockholders' equity	146,626	123,450
Total liabilities and stockholders’ equity	$212,531	$153,745

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended January 31, 2025 and 2024

($000’s, except share information)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total

Balance, January 31, 2023	8,655,699	$87	(1,330,694)	$(19,646)	$78,475	$64,765	$(3,691)	$119,990

Net Income	-	-	-	-	-	5,425	-	5,425
Dividends paid	-	-	-	-	-	(908)	-	(908)
Other comprehensive loss	-	-	-	-	-	-	(1,669)	(1,669)
Stock-based compensation:
Restricted stock issued	67,266	-	-	-	-	-	-	-
Restricted stock plan	-	-	-	-	1,365	-	-	1,365
Return of shares in lieu of payroll tax withholding	-	-	-	-	(420)	-	-	(420)
Treasury stock purchased	-	-	(27,514)	(333)	-	-	-	(333)
Balance, January 31, 2024	8,722,965	$87	(1,358,208)	$(19,979)	$79,420	$69,282	$(5,360)	$123,450

Net loss	-	-	-	-	-	(18,075)	-	(18,075)
Dividends paid	-	-	-	-	-	(887)	-	(887)
Other comprehensive loss	-	-	-	-	-	-	(1,600)	(1,600)
Underwritten stock offering, net of expenses	2,093,000	21	-	-	42,605	-	-	42,626
Stock-based compensation:
Restricted stock issued	67,266	1	-	-	-	-	-	1
Restricted stock plan	-	-	-	-	1,557	-	-	1,557
Return of shares in lieu of payroll tax withholding	-	-	-	-	(446)	-	-	(446)
Balance, January 31, 2025	10,856,812	$109	(1,358,208)	$(19,979)	$123,136	$50,320	$(6,960)	$146,626

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended January 31, 2025 and 2024

($000’s)

	2025	2024
Cash flows from operating activities:
Net (loss) income	$(18,075)	$5,425
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Provision for doubtful accounts	184	57
Deferred income taxes	(4,086)	(818)
Depreciation and amortization	3,316	2,111
Amortization of step-up in inventory basis	1,036	-
Stock based compensation	1,558	1,365
Loss (gain) on disposal of property and equipment	61	(3,764)
Equity in loss of equity method investment	384	629
Change in fair value of earnout consideration	(711)	(2,538)
Impairment of equity method investment	7,639	-
Impairment of goodwill	10,538	-
(Increase) decrease in operating assets, net of effects of business acquisitions:
Accounts receivable	(2,828)	(843)
Inventories	(14,242)	7,738
Prepaid VAT and other taxes	244	(789)
Other current assets	(1,477)	(15)
Increase (decrease) in operating liabilities:
Accounts payable	5,979	417
Accrued expenses and other liabilities	(3,500)	982
Operating lease liabilities	(1,901)	955
Net cash (used in) provided by operating activities	(15,881)	10,912
Cash flows from investing activities:
Purchases of property and equipment	(1,540)	(2,069)
Proceeds from sale of fixed assets	-	4,559
Acquisition, net of cash acquired	(45,084)	(5,452)
Investments	(1,118)	(2,154)
Net cash used in investing activities	(47,742)	(5,116)
Cash flows from financing activities
Secondary stock offering proceeds	42,626	-
Term loan borrowings	2,688	-
Term loan repayments	(635)	(1,386)
Credit line borrowings	59,400	5,664
Credit line borrowings – repayments	(46,158)	(5,664)
UK borrowings (repayments) under line of credit facility	-	(405)
Dividends paid	(887)	(908)
Repurchase of common stock	-	(333)
Shares returned to pay employee taxes under restricted stock program	(446)	(420)
Net cash provided by (used in) financing activities	56,588	(3,452)
Effect of exchange rate changes on cash and cash equivalents	(711)	(1,761)
Net (decrease) increase in cash and cash equivalents	(7,746)	583
Cash and cash equivalents at beginning of year	25,222	24,639
Cash and cash equivalents at end of year	$17,476	$25,222

Cash paid for interest	$1,650	$63
Cash paid for taxes	$3,219	$2,169

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Lakeland Industries, Inc. and Subsidiaries, doing business as “Lakeland Fire + Safety” (“Lakeland,” the “Company,” “we,” “our” or “us”), manufacture and sell a comprehensive line of fire services and industrial protective clothing and accessories for the industrial and first responder markets. Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a strategic global network of selective fire safety and industrial distributors and wholesale partners. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, transportation, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, we supply federal, state and local governmental agencies and departments, such as fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mixture of end users directly and to industrial distributors, depending on the particular country and market. In addition to the United States, sales are made into more than 50 foreign countries, the majority of which were into China, the European Economic Community ("EEC"), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India, Uruguay, Middle East, Southeast Asia, Australia, Hong Kong and New Zealand. As referred to herein, FY refers to a fiscal year ended January 31; for example, FY25 refers to the fiscal year ended January 31, 2025.

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

Equity Method Investments

Investments in which the Company can exercise significant influence but do not control, are accounted for using the equity method. The Company’s share of the net earnings or losses of the investee is presented within the consolidated statements of operations as other income (expense). The Company evaluates its equity method investments for impairment whenever events or changes in circumstance indicate that the carrying amounts of such investments may be impaired. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company's carrying value; the severity of the decline; and the financial condition, operating performance and near-term prospects of the investee. If the decline in fair value is deemed to be other than temporary, the cost basis of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company estimates fair value based on a discounted cash flow model and a market-based approach using inputs that include expected cash flows and a discount rate representative of the risks within the underlying business and forecasts to arrive at the estimated fair value of such investment.

Business combinations

In accordance with the accounting guidance for business combinations, the Company uses the acquisition method of accounting to allocate the purchase price of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair value of assets and liabilities is recorded as goodwill. Assigning fair market values to the assets acquired and liabilities assumed at the date of acquisition requires knowledge of current market values and the values of assets in use and often requires the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management for material acquisitions, we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets, tangible long-lived assets, and contingent consideration. Acquired intangible assets, excluding goodwill, are valued using certain discounted cash flow methodologies based on future cash flows specific to the type of intangible asset purchased. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, discount rates, attrition rates and working capital changes.

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

Goodwill and Other Intangible Assets

Intangible assets with a finite useful life are amortized on a straight-line basis over their useful lives. Indefinite lived intangible assets are assessed for possible impairment annually on November 1st or whenever circumstances change such that the carrying value of the asset may not be recoverable.

All goodwill is assigned to and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Goodwill is not amortized but evaluated for impairment at least annually (on November 1) or whenever events or changes in circumstance indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company may perform either a qualitative assessment of potential impairment or proceed directly to a quantitative assessment of potential impairment. If the Company chooses not to perform a qualitative assessment, or if it chooses to perform a qualitative assessment but is unable to conclude that no impairment has occurred qualitatively, then the Company will perform a quantitative assessment. A quantitative test for goodwill impairment is performed by determining the fair value of the related reporting units. The Company estimates the fair value of the reporting unit with which the goodwill is associated and compares it to the carrying value. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recognized for the excess of the reporting unit's carrying value over its fair value. Fair value is measured using the discounted cash flow method and relative market-based approaches.

Revenue Recognition

Substantially all of the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. Approximately 3% of the Company’s revenue is derived from maintenance, repair and laundry services for protective wear products. Revenue from these services represents a single-performance obligation. The Company recognizes revenue at a point in time when the performance obligation under the terms of the contract with a customer is satisfied. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses, and for FY25 and FY24 aggregated approximately $4.1 million and $3.4 million, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

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

The Company has seven revenue generating reportable geographic segments under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its limited use/disposable protective clothing and firefighting and heat protective apparel and secondarily from its sales of reflective clothing, high-end chemical protective suits, reusable woven garments and gloves and arm guards. The Company believes disaggregation of revenue by geographic region and product line best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see table below). Net sales by geographic region and by product line are included below:

	Year Ended January 31, (in millions of dollars)
	2025	2024
External Sales by Product Lines:
Disposables	$52.2	$49.6
Chemical	21.5	20.3
Fire	63.0	26.5
Gloves	1.7	2.2
High Visibility	5.4	6.6
High Performance Wear	6.6	6.9
Wovens	16.8	12.6
Consolidated external sales	$167.2	$124.7

	Year Ended
	January 31,
	(in millions of dollars)
	2025	2024
External Sales by Region:
USA Operations (including Corporate)	$60.4	$55.3
Europe	42.1	16.3
Mexico	5.0	4.0
Asia	13.9	13.8
Canada	10.3	9.3
Latin America	21.2	16.1
Other foreign	14.3	9.9
Consolidated external sales	$167.2	$124.7

Advertising Costs

Advertising costs are expensed as incurred and included in operating expenses on the consolidated statement of operations. Advertising and co-op costs amounted to $0.9 million and $0.6 million in FY25 and FY24.

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

Foreign Operations and Foreign Currency Translation

The Company maintains manufacturing operations in Mexico, India, Argentina, New Zealand, Romania, Vietnam and the People’s Republic of China and can access independent contractors in China, Vietnam, Argentina and Mexico. It also maintains sales and distribution entities in India, Canada, the U.K., Chile, China, Argentina, Russia, Kazakhstan, Uruguay, Australia, New Zealand, Italy, Germany and Mexico. The Company is vulnerable to currency risks in these countries. The functional currency for the U. K., the Pound; the trading company in China, the RMB; in Russia, the Ruble; in New Zealand the New Zealand Dollar, in Germany and Italy the Euro, in Romania the Leu, in Australia the Australian Dollar, in Hong Kong the Hong Kong Dollar and in Kazakhstan the Kazakhstan Tenge. All other operations have the U.S. dollar as their functional currency.

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

Fair Value of Financial Instruments

The Company measures certain assets and liabilities at fair value. US GAAP defines fair value, provides guidance for measuring fair value and requires certain disclosures utilizing a fair value hierarchy which is categorized into three levels based on the inputs to the valuation techniques used to measure fair value.

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

There were no foreign currency forward or hedge contracts at January 31, 2025 or January 31, 2024.

The financial instruments of the Company classified as current assets or liabilities, including cash and cash equivalents, accounts receivable, borrowings under the revolving credit facility, accounts payable and accrued expenses, are recorded at carrying value, which approximates fair value based on the short-term nature of these instruments. Borrowings under the company’s loan agreement approximate fair value as such borrowings bear interest at variable rates.

Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, intangibles and the equity method investment. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.

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

Recently Adopted and Issued Accounting Standards and Disclosure Rules

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

Segment Reporting

The Company adopted ASU No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures for the year ended January 31, 2025 and applied it retrospectively for the prior period presented.  See “Note 14. Segment Reporting.”

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses (“DISE”). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. As revised by ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, the provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. With the exception of expanding disclosures to include more granular income statement expense categories, we do not expect the adoption of ASU 2024-03 to have a material effect on our consolidated financial statements taken as a whole.

2. INVENTORIES, NET

Inventories consist of the following (in $000s):

	January 31,
	2025	2024
Raw materials	$39,344	$27,417
Work-in-process	2,692	668
Finished goods	44,158	29,719
Excess and obsolete adjustments	(3,455)	(6,554)
	$82,739	$51,250

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following (in $000s):

	Useful Life in	January 31,
	Years	2025	2024
Machinery and equipment	3-10	$14,180	$10,773
Furniture and fixtures	3-10	1,176	988
Leasehold improvements	Shorter of lease term or useful life	3,059	2,388
Computer hardware and software	3	5,141	5,430

Land and building	20-30	7,623	7,625
		31,179	27,203
Less accumulated depreciation and amortization		(18,201)	(17,600)
Construction-in-progress		970	1,081
		$13,948	$10,685

Depreciation and amortization expense for FY25 and FY24 amounted to $2.6 million and $1.9 million, respectively.

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

On April 28, 2022, the Company, under the terms of the Investment Agreement, acquired an additional 381,679 Series A1 Shares of Bodytrak for £1,500,000 ($1.9 million). On October 26, 2022, the Company acquired an additional 254,452 Series A Shares of Bodytrak for £1,000,000 ($1.2 million). After the completion of these additional investments, the Company owned 22.5% of Bodytrak’s total share capital. The investment in Bodytrak is accounted for under the equity method, given our board representation and the resulting ability to exercise significant influence. A substantial portion of our investment represents differences in our investment and our share of the underlying recognized net assets of Bodytrak. These differences are predominately attributable to non-amortizing intangible assets of Bodytrak, including internally developed intellectual property.

On May 19, 2023, the Company entered into an agreement with Bodytrak to provide an additional investment of up to an aggregate of £1,500,000 ($1.9 million on the date of initial investment) in the form of a secured convertible loan with an option for an additional £1,000,000 investment at the Company’s discretion. An initial investment funding of £500,000 ($0.6 million on the date of investment) was made on May 19, 2023. Additional investment fundings of £700,000 ($0.9 million on the date of investment), £500,000 ($0.6 million on the date of investment), £500,000 ($0.6 million on the date of investment) and £200,000 ($0.3 million on the date of investment) were made on September 8, 2023, December 15, 2023, February 13, 2024 and August 28, 2024, respectively. The loaned amounts are due twenty-four months from the issue date, which can be extended upon mutual agreement. The convertible notes bear interest at either an annual rate of 12% for cash interest or 15% for payment in kind interest on the outstanding amount under the note, such rate being selected by Bodytrak. There have been no payments received on the convertible notes during the years ended January 31, 2025 and 2024.

The notes were convertible into equity shares of Bodytrak under a number of conditions, including a qualified equity financing as defined in the agreement, a change of control, an IPO, default or conversion at the discretion of the Company and upon the occurrence of the specified event. The convertible notes are secured by Bodytrak’s intellectual property.

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

The Company’s investment in Bodytrak has generated losses since its initial acquisition and has required repeated rounds of financing to maintain operations. In February 2025, Bodytrak entered insolvency proceedings in the United Kingdom. Since the initial date of acquisition through January 31, 2025, the Company has recognized a total of $1.5 million in losses from its investment in Bodytrak. As of January 31, 2025, the Company recorded an impairment loss of $7.6 million for the remaining recorded value of the equity method and convertible debt investments.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill as of January 31, 2025 and 2024, and changes in goodwill during the fiscal years then ended, were as follows (in $000s):

	USA Operations	Europe	Other Foreign	Total
Balance at January 31, 2023	$871	$7,602	$-	$8,473
Measurement period adjustment	-	1,447	-	1,447
Acquisitions	-	-	3,749	3,749
Impairment	-	-	-	-
Currency translation	-	-	-	-
Balance at January 31, 2024	$871	$9,049	$3,749	$13,669
Measurement period adjustment	-	-	(691)	(691)
Acquisitions	4,956	8,969	-	13,925
Impairment	-	(7,512)	(3,026)	(10,538)
Currency translation	-	(93)	(32)	(125)
Balance at January 31, 2025	$5,827	$10,413	$-	$16,240

The Company performed valuations of the Pacific and Eagle reporting units using market value and discounted cash flow methodologies. Pacific’s forecast was impacted by planned investments to improve future profitability, but the profitability has not improved as much as expected. Eagle has variability in their revenue as they primarily sell through tenders which impacted their financial outlook. Given the results of the quantitative assessment, the Company determined that the goodwill of the Pacific reporting unit was impaired and the goodwill of the Eagle reporting unit was partially impaired. As a result, the Company recognized a goodwill impairment charge of $3.0 million representing the entire amount of goodwill related to the Pacific reporting unit in the Other Foreign geographic segment and recognized a goodwill impairment charge of $7.5 million representing 83% of goodwill related to the Eagle reporting unit in the Europe geographic segment for the year ended January 31, 2025.

During FY24, a measurement period adjustment was recorded to recognize deferred tax liabilities of $1.4 million associated with the finite-lived intangibles acquired in the FY23 Eagle acquisition, with a corresponding increase to goodwill.

Intangible assets as of January 31, 2025 and 2024, and changes in intangible assets during the fiscal years then ended, were as follows (in $000s):

	2025	2024
Balance at beginning of year	$6,830	$6,042
Acquisitions	19,319	1,211
Measurement period adjustments	1,093	-
Amortization	(997)	(423)
Currency translation	(742)	-
Balance at end of year	$25,503	$6,830

		January 31, 2025			January 31, 2024
Intangible Assets (in $000s)	Weighted Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20	$20,543	$(1,655)	$18,888	$3,558	$(267)	$3,291
Trade names and trademarks	15	5,079	(568)	4,511	1,773	(109)	1,664
Technological know-how	15	2,447	(343)	2,104	1,989	(114)	1,875
Total		$28,069	$(2,566)	$25,503	$7,320	$(490)	$6,830

Amortization expense was $1.0 million and $0.4 million for the fiscal years ended January 31, 2025 and 2024, respectively. Intangible asset amortization expense over the next five years is expected to be approximately $1.9 million per year.

6. ACQUISITIONS

Acquisition of Veridian

On December 16, 2024, the Company acquired 100% of  U.S. based Veridian Limited (Veridian) for cash consideration of approximately $26.1 million subject to post-closing adjustments and customary holdback provisions. Founded in 1992, Veridian is a leading provider of firefighter protective apparel, including fire and rescue garments, gloves and boots.

Veridian’s operating results are included in our consolidated financial statements from the acquisition date. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. Veridian’s operating results and assets, including acquired intangibles and goodwill, are reported as part of United States in our geographic segment reporting.

The following table summarizes the preliminary fair values of the Veridian assets acquired and liabilities assumed at the date of the acquisition:

Net working capital acquired, including cash of $0.5 million	$8,843
Property, plant and equipment	1,287
Right of use assets	768
Customer relationships	9,950
Trade names	1,400
Goodwill	4,956
Backlog	200
Lease liabilities	(768)
Other liabilities assumed	(568)
Total net assets acquired	$26,068

Assets acquired and liabilities assumed in connection with the acquisition were recorded at estimated fair values. Estimated fair values were determined by management, based in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the estimated fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges, the relief from royalty method for trade names and trademarks and technological know-how, and the cost method for the assembled workforce which was included in goodwill. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. Cash flow forecasts were generally based on Veridian’s pre-acquisition forecasts. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. Amortization of Veridian’s identifiable intangible assets will be deductible for tax purposes.

Goodwill is calculated as the excess of the purchase price over the estimated fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the estimated fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of Veridian with our operations. Goodwill related to the Veridian acquisition is deductible for tax purposes.

Due to the timing of the completion of the acquisition, the purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding assets acquired and liabilities assumed, and revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals of inventory, contractual relationships, tangible assets and intangible assets. Changes to the purchase price allocation could be significant. The purchase price allocation will be finalized within the measurement period of up to one year from the acquisition date.

Acquisition of LHD

On July 1, 2024, the Company acquired 100% of the shares of the fire and rescue business of LHD Group Deutschland GmbH and its subsidiaries in Hong Kong and Australia (collectively, "LHD") in an all-cash transaction subject to post-closing adjustments and customary holdback provisions.  Total consideration was $14.8 million, net of $1.5 million cash acquired, of which $15.5 million was paid to retire LHD’s debt and $0.8 million was paid to the seller at closing. LHD is a leading provider of firefighter turnout gear, accessories, and personal protective equipment cleaning, repair, and maintenance. LHD has 111 employees worldwide and is headquartered in Wesseling, Germany, with operations in Hong Kong and Australia.

LHD’s operating results are included in our consolidated financial statements from the acquisition date. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. LHD’s operating results and assets, including acquired intangibles and goodwill, are reported as part of Europe in our geographic segment reporting.

The following table summarizes the fair values of the LHD assets acquired and liabilities assumed at the date of the acquisition and reflective of measurement period adjustments:

Net working capital acquired, including cash of 1.5 million	$5,903
Property, plant and equipment	801
Right of use assets	2,905
Customer relationships	5,237
Trade names and trademarks	1,296
Technological know-how	270
Other	(76)
Goodwill	7,606
Lease liabilities	(2,905)
Other liabilities assumed	(4,780)
Total net assets acquired	$16,257

Assets acquired and liabilities assumed in connection with the acquisition were recorded at estimated fair values. Estimated fair values were determined by management, based in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the estimated fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges, the relief from royalty method for trade names and trademarks and technological know-how. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. Cash flow forecasts were generally based on LHD’s pre-acquisition forecasts. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships, trade names and trademarks and technological know-how acquired in the LHD transaction are being amortized over periods of 20 years, 10 years and 15 years, respectively, and are not deductible for tax purposes.

Goodwill is calculated as the excess of the purchase price over the estimated fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the estimated fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of LHD with our operations. Goodwill related to the LHD acquisition is not deductible for tax purposes.

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

Acquisition of Jolly

On February 5, 2024, the Company acquired 100% of the shares of Italy and Romania-based Jolly Scarpe S.p.A. and Jolly Scarpe Romania S.R.L. (collectively, “Jolly”) in an all-cash transaction.  Total consideration was $9.0 million, of which $7.5 million was paid to the seller at closing,  and $1.5 million remained unpaid subject to post-closing adjustments and customary holdback provisions. Jolly is a leading designer and manufacturer of professional footwear for the firefighting, military, police, and rescue markets. The company is headquartered in Montebelluna, Italy, with manufacturing operations in Bucharest, Romania, and has 150 employees. Jolly’s primary customers are based in Europe.

Jolly’s operating results are included in our consolidated financial statements from the acquisition date. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. Jolly’s operating results and assets, including acquired intangibles and goodwill, are reported as part of Europe in our geographic segment reporting.

The following table summarizes the fair values of the Jolly assets acquired and liabilities assumed at the date of the acquisition and reflective of measurement period adjustments:

Net working capital acquired, including cash of $3.0 million and inventory of $6.0 million	$9,246
Property, plant and equipment	1,277
Right of use assets	1,783
Customer relationships	425
Trade names and trademarks	610
Technological know-how	272
Goodwill	1,363
Lease liabilities	(1,783)
Other liabilities assumed, including debt of $3.7 million	(4,212)
Total net assets acquired	$8,981

Assets acquired and liabilities assumed in connection with the acquisition were recorded at estimated fair values. Estimated fair values were determined by management, based in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the estimated fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges, the relief from royalty method for trade names and trademarks and technological know-how. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. Cash flow forecasts were generally based on Jolly’s pre-acquisition forecasts. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships, trade names and trademarks and technological know-how acquired in the Jolly transaction are being amortized over periods of 14 years, 10 years and 10 years, respectively, and are not deductible for tax purposes.

Goodwill is calculated as the excess of the purchase price over the estimated fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the estimated fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of Jolly with our operations. Goodwill related to the Jolly acquisition is not deductible for tax purposes.

Acquisition of Pacific

On November 30, 2023 the Company acquired 100%  of the shares of  New Zealand-based Pacific Helmets NZ Limited (“Pacific”) in an all-cash transaction valued at approximately $6.3 million including the assumption of debt, subject to post-closing adjustments and customary holdback provisions. The acquisition enhances Lakeland’s product portfolio, particularly within fire service protective helmets.  Headquartered in Whanganui, New Zealand, Pacific is a leading designer and provider of structural firefighting, wildland firefighting, and technical rescue helmets.  The transaction was funded through the revolving credit facility and cash balances.

Pacific’s operating results are included in our consolidated financial statements from the acquisition date. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting.

As part of the acquisition agreement, Pacific paid from the holdback an amount equal to the amount by which Pacific’s revenue fell below NZ$11.1 million for Pacific’s fiscal year ended March 31, 2024 subject to certain conditions.  The amount of the reduction to the holdback was $0.3 million.

The following table summarizes the fair values of the Pacific assets acquired and liabilities assumed at the date of the acquisition and reflective of measurement period adjustments:

Net working capital acquired including cash of $0.1 million	$1,694
Property, plant and equipment	2,265
Right of use assets	350
Customer relationships	1,236
Trade names and trademarks	440
Technological know-how	495
Goodwill	3,190
Total assets acquired	9,670
Lease liabilities	(350)
Less liabilities assumed	(3,054)
Total net assets acquired	$6,266

Assets acquired and liabilities assumed in connection with the acquisition were recorded at estimated fair values. Estimated fair values were determined by management, based in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the estimated fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges, the relief from royalty method for trade names and trademarks and technological know-how. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. Cash flow forecasts were generally based on Pacific’s pre-acquisition forecasts. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships, trade names and trademarks and technological know-how acquired in the Pacific transaction are being amortized over periods of 14 years, 15 years and 10 years, respectively, and are not deductible for tax purposes.

Goodwill is calculated as the excess of the purchase price over the estimated fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the estimated fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of Pacific with our operations. Goodwill related to the Pacific acquisition is not deductible for tax purposes.

Total acquisition-related costs were $2.0 million and $0.5 million for the years ended January 31, 2025 and 2024, respectively. Transactional costs and acquisition-related amortization is included in operating expenses in the Consolidated Statements of Operations.

The following unaudited pro forma information presents our combined results of operations as if the Veridian, LHD, Jolly and Pacific acquisitions had occurred at the beginning of FY24. The unaudited pro forma combined financial information was prepared using the acquisition method of accounting under existing U.S. GAAP.  The Company has been treated as the acquirer.  The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition; (2) factually supportable, and (3) expected to have a continuing impact on the combined company's results. There were no material transactions between the Company and the acquired entities during the periods presented that are required to be eliminated. The unaudited pro forma combined financial information does not reflect cost savings, operating synergies or revenue enhancements that the combined companies may achieve or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.

Pro forma combined financial information (Unaudited)

,

(in millions, except per share amounts)	Year Ended January 31
	2025	2024
Net sales	$178.5	$173.2
Net income	$(18.3)	$5.4
Basic earnings per share	$(2.46)	$0.73
Diluted earnings per share	$(2.46)	$0.71

The unaudited pro forma combined financial information is presented for information purposes only and is not intended to represent or be indicative of the combined results of operations that we would have reported had the acquisition been completed as of the beginning of FY24 and should not be taken as representative of our consolidated results of operations following the acquisition. In addition, the unaudited pro forma combined financial information is not intended to project the future results of the combined company.

7.  LONG-TERM DEBT

Revolving Credit Facility

On June 25, 2020, the Company entered into a Loan Agreement (the “Original Loan Agreement”) with Bank of America, N.A. (“Lender”), as amended by Amendment No. 1 to the Loan Agreement, dated June 18, 2021 (“Amendment No. 1”), Amendment No. 2 to the Loan Agreement, dated March 3, 2023 (“Amendment No. 2”), Amendment No. 3 to the Loan Agreement, dated November 30, 2023 (“Amendment No. 3”), Amendment No. 4 to the Loan Agreement, dated March 28, 2024 (“Amendment No. 4”), and Amendment No. 5 to the Loan Agreement, dated December 12, 2024 (“Amendment No. 5” and, collectively with Amendment No. 1, Amendment No. 2, Amendment No. 3, and Amendment No. 4, the “Loan Agreement Amendments”; and the Original Loan Agreement, as amended by the Loan Agreement Amendments, the “Amended Loan Agreement”).

The Amended Loan Agreement provides the Company with a secured revolving credit facility of up to $60.0 million of borrowings from December 12, 2024 through January 31, 2026 and of up to $50.0 million of borrowings from February 1, 2026 through January 31, 2027 (in each case, such limits remain subject to a reduction to no less than $40.0 million from the net proceeds of equity issuances if the Company raises capital during such periods). The revolving credit facility includes a $10.0 million letter of credit sub-facility. On January 24, 2025, as required by the Amended Loan Agreement, the Company used certain net proceeds of its equity issuance to reduce the principal amount outstanding under the Amended Loan Agreement. As a result thereof, the maximum principal amount under the revolving credit facility was reduced to $40 million. The credit facility matures on December 12, 2029.

Borrowings under the revolving credit facility bear interest at a rate per annum equal to the sum of (i) the greater of the daily Secured Overnight Financing Rate (“SOFR”) or an index floor of 1% plus (ii) the Applicable Rate (as defined in the Amended Loan Agreement). The Applicable Rate is based upon a funded debt to EBITDA ratio (discussed below) and includes four different levels constituting a SOFR margin range from 1.25% to 2.00%. All outstanding principal and unpaid accrued interest under the revolving credit facility is due and payable on the maturity date. On a one-time basis, and subject to there not existing an event of default, the Company may elect to convert up to $5.0 million of the then outstanding principal of the revolving credit facility to a term loan facility with an assumed amortization of 15 years and the same interest rate and maturity date as the revolving credit facility. The Amended Loan Agreement provides for a fee on any difference between the line of credit commitment and the amount of credit it actually uses, determined by the daily amount of credit outstanding during the specified period. Such fee is calculated at the Applicable Rate and is payable quarterly.

The Company made certain representations and warranties to the Lender in the Amended Loan Agreement that are customary for credit arrangements of this type. The Company also agreed to maintain, as of the end of each fiscal quarter a minimum “basic fixed charge coverage ratio” (as defined in the Amended Loan Agreement) of at least 1.20x and a “funded debt to EBITDA ratio” (as defined in the Amended Loan Agreement) not to exceed 3.5x (with step-downs to 3.25x and 3.0x on February 1, 2026 and February 1, 2027, respectively), in each case for the trailing 12-month period ending with the applicable quarterly reporting period. In addition, the Company has agreed to maintain a springing “asset coverage ratio” (as defined in the Amended Loan Agreement) of at least 1.10x, but only to the extent that the maximum funded debt to EBITDA ratio exceeds 3.25x at any reporting period. The Company was in compliance with all of its debt covenants as of January 31, 2025.

The Company also agreed to certain negative covenants under the Amended Loan Agreement that are customary for credit arrangements of this type, including restrictions regarding the ability of the Company and/or its subsidiaries to conduct business, grant liens, make certain investments, make substantial changes in the present executive or management personnel, and incur additional indebtedness, which negative covenants are subject to certain exceptions. Moreover, the Amended Loan Agreement contains restrictions on the Company’s ability to enter into mergers and other business combination transactions and to purchase or acquire other businesses or their assets, although the Company may purchase a business or its assets without the consent of the Lender if the aggregate amount of consideration paid for by the Company is less than $26,000,000 for any individual acquisition or $36,000,000 on a cumulative basis for all such acquisitions or purchases subsequent to the date of Amendment No. 5. The Amended Loan Agreement also authorizes the Company to enter into additional lines of credit or incur liabilities in connection with the acquisitions of foreign subsidiaries in foreign countries where the Lender lacks a physical presence (such amounts not to exceed $10.0 million in the aggregate).

The Amended Loan Agreement contains customary events of default that include, among other things (subject to any applicable cure periods and materiality qualifier), non-payment of principal, interest or fees, defaults under related agreements with the Lender, cross-defaults under agreements for other indebtedness, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments and material adverse change. Upon the occurrence of an event of default, the Lender may terminate all loan commitments, declare all outstanding indebtedness owing under the Amended Loan Agreement and related documents to be immediately due and payable, and may exercise its other rights and remedies provided for under the Amended Loan Agreement.

In connection with the Amended Loan Agreement, the Company entered into with the Lender (i) a security agreement dated June 25, 2020, pursuant to which the Company granted to the Lender a first priority perfected security interest in substantially all of the personal property and the intangibles of the Company, and (ii) a pledge agreement, dated June 25, 2020, pursuant to which the Company granted to the Lender a first priority perfected security interest in the stock of its subsidiaries (limited to 65% of those subsidiaries that are considered “controlled foreign subsidiaries” as set forth in the Internal Revenue Code and regulations). The Company’s obligations to the Lender under the Amended Loan Agreement are also secured by a negative pledge evidenced by a Non-encumbrance Agreement covering the real property owned by the Company in Decatur, Alabama.

As of January 31, 2025, the Company had no borrowings outstanding on the letter of credit sub-facility and borrowings of $13.2 million outstanding under the revolving credit facility and there was $26.8 million of additional available credit under the Loan Agreement.  The interest rate on outstanding borrowings was 6.47% at January 31, 2025.

Borrowings in UK

On December 31, 2014, the Company and Lakeland Industries Europe, Ltd. (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with HSBC Bank to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million, based on exchange rates at time of closing) to £1,500,000 (approximately USD $2.3 million, based on exchange rates at time of closing), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million, based on exchange rates at the time of closing) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. This agreement has been subsequently amended with the most recent amendment on March 8, 2022. The cumulative result of the amendments through March 8, 2022 reflect a reduction of the service charge to 0.765%. The agreement can be terminated with three months’ notice. There were no borrowings outstanding under this facility at January 31, 2025.

Pacific Borrowings

Pacific has two facilities with the Bank of New Zealand.  Pacific has a trade finance facility where the lender finances vendor purchases.  The trade finance facility has a limit of 500,000 New Zealand dollars and carries an interest rate at the prevailing base rate for the relevant currency of the vendor plus a margin of 3.00% per annum.  The facility includes two term loans. The first term loan of 1,500,000 New Zealand dollars matures on December 17, 2025, carries an interest rate of 2.3% per annum and requires monthly payments of $19,350.27 New Zealand dollars.  The second term loan of 550,000 New Zealand dollars matures on November 18, 2024, carries an interest rate of 3.5% per annum and requires monthly payments of 10,005 New Zealand dollars.  The facilities expire in August 2026 and are secured by a security interest in Pacific’s real property.  Borrowings under the trade finance facility and total amounts due under the term loans were $0.5 million at January 31, 2025.

Jolly Borrowings

On May 9, 2024, Jolly entered into a term loan agreement for 1,500,000 Euros to support working capital requirements with Banca Intesa Spa. The term loan will expire on March 31, 2027, and carries an interest rate of 5.42%.  The term loan will be repaid in 11 installments of 136,364 Euros, paid quarterly and beginning September 30, 2024.  Interest payments are made quarterly.  The loan is guaranteed by SACE S.p.A., the Italian state-owned export credit finance agency.

Jolly received an advance of 1,200,000 Euros from BNL Bank as an advance on an Italian firefighters contract that will conclude in FY26.  Interest on the advance is Euribor plus 1.0%.

              As of January 31, 2025, the outstanding balance under the term loans was $2.5 million.

LHD Borrowings

Prior to the Company’s acquisition, LHD secured a federally guaranteed term loan of 800,000 Euros from Commerzbank AG under the “KfW Quick Loan 2020” program, launched by the German government in 2020 to support small and medium-sized enterprises affected by the COVID-19 crisis. Repayments of the loan, which matures on June 30, 2030, began on September 30, 2022, with quarterly installments of 25,000 Euros. As of January 31, 2025, the outstanding balance was 555,000 Euros ($576,000). The loan carries an interest rate of 3% per annum, with interest payments being due in arrears at the end of each quarter.

Veridian Borrowings

Prior to the Company’s acquisition, in February 2024, Veridian secured a term loan with USBank for a piece of equipment.  The loan is for 60 months with monthly payments of approximately $8,000. The interest rate on the loan is 5.13%.  As of January 31, 2025, the outstanding balance was $0.4 million.

         Approximate maturities on our term loans over the next five years are $0.9 million in FY26, $2.3 million in FY27, $0.4 million in FY28, $0.2 million in FY29, $13.6 million thereafter.

8. CONCENTRATION OF RISK

Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, and trade receivables. The concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited. The Company does not require customers to post collateral.

The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC (UK); Royal Bank of Scotland, Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina, Australia and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ALFA Bank and Bank Uralsib in Russia, JSC Bank Centercredit in Kazakhstan; Bank of New Zealand in New Zealand; BNL Gruppo Paribas, Banca Monti Dei ‘Paschi and Banca Intesa Spa in Italy; BCR in Romania; NAB in Australia: and Commerzbank AG in Germany. The Company monitors its financial depositories by their credit rating, which varies by country. In addition, cash balances in banks in the United States of America are insured by the Federal Deposit Insurance Corporation subject to certain limitations. There was approximately $1.3 million total included in U.S. bank accounts and approximately $16.2 million total in foreign bank accounts as of January 31, 2025, of which $16.7 million was uninsured.

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

An aggregate of 1,240,000 shares of the Company’s common stock are currently authorized for issuance under the 2017 Plan, as amended, subject to adjustment as provided in the 2017 Plan for stock splits, dividends, distributions, recapitalizations and other similar transactions or events. If any shares subject to an award are forfeited, expire, lapse or otherwise terminate without issuance of such shares, such shares shall, to the extent of such forfeiture, expiration, lapse or termination, again be available for issuance under the 2017 Plan.

The Company recognized total stock-based compensation expense, which are reflected in operating expenses (in 000’s):

	Year Ended January 31,
	2025	2024
2017 Plan:
Total restricted stock and stock option programs	$1,558	$1,365
Total income tax expense recognized for stock-based compensation arrangements	$327	$287

Restricted Stock

Under the 2017 Plan, as described above, the Company awarded performance-based and service-based shares of restricted stock and restricted stock units to eligible employees and directors. The following table summarizes the activity under the 2017 Plan for the years ended January 31, 2025 and 2024. This table reflects the amount of awards granted at the number of shares that would be vested if the Company were to achieve the target performance level under the June 2021, June 2022, March 2023 and April 2024 grants.

	Performance- Based	Service-Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2023	127,480	40,665	168,145	$22.95
Awarded	64,953	130,390	195,343	$14.19
Vested	(71,202)	(26,336)	(97,538)	$14.90
Forfeited	(38,901)	(31,829)	(70,730)
Outstanding at January 31, 2024	82,330	112,890	195,220	$16.61
Awarded	27,042	146,256	173,298	$18.98
Vested	-	(70,220)	(70,220)	$20.27
Forfeited	(39,702)	(6,791)	(46,493)
Outstanding at January 31, 2025	69,670	182,135	251,805	$17.36

The actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a three-year performance measurement period based on measures that include Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) margin, revenue growth, and free cash flow for the June 2021 grants.  Performance measures for the April 2022 grants are revenue growth and EBITDA margin. Performance measures for the March 2023 grants are revenue growth, EBITDA margin and return on invested capital. The performance measures for the April 2024 grants are aggregate revenue during FY25, FY26, and FY27; EBITDA margin; and free cash flow margin. The performance targets have been set for each of the Minimum, Target, and Maximum levels. The actual performance amount achieved is determined by the Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence, at the discretion of the Committee.

The compensation cost is based on the fair value at the grant date, is recognized over the requisite performance/service period using the straight-line method and is periodically adjusted for the probable number of shares to be awarded.  As of January 31, 2025, unrecognized stock-based compensation expense totaled $3.0 million pursuant to the 2017 Plan based on outstanding awards under the Plan.  This expense is expected to be recognized over approximately two years.

Stock Repurchase Program

On April 7, 2022, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock, which became effective upon the completion of a prior share repurchase program.  On December 1, 2022, the Board of Directors authorized an increase in the Company’s stock repurchase program, under which the Company may repurchase up to an additional $5 million of its outstanding common stock.

No shares were repurchased during FY25, leaving $5.0 million remaining under the share repurchase program at January 31, 2025.  The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

Sale of Common Stock

On January 24, 2025, the Company sold 2,093,000 shares of its common stock at a price of $20.68 after underwriting discount.  After offering expenses, the Company received approximately $46.2, million which was used to pay down the credit facility.

10.  INCOME TAXES

Income tax expense (benefit) is based on the following pretax income (loss):

	Years Ended
	January 31,
	2025	2024
Domestic	$(14,701)	$8,648
Foreign	(3,655)	708
Total	$(18,356)	$9,356

The domestic and foreign pretax income (loss) in the schedule above reflects intercompany dividends paid to the U.S. from international subsidiaries of $4.8 million and $11.4 million for fiscal years ended January 31, 2025 and 2024, respectively.

	Years Ended
	January 31,
	2025	2024
Income Tax Expense (Benefit)
Current:
Federal	$8	$17
State and other taxes	29	58
Foreign	3,832	4,674
Total Current Tax Expense	$3,869	$4,749
Deferred:
Domestic	$(3,312)	$(186)
Foreign	(838)	(633)
Total Deferred Tax Expense	(4,150)	(819)
Total Income Taxes	$(281)	$3,930

The following is a reconciliation of the Federal statutory rate to the Company’s effective income tax rate::

	Years Ended January 31,
	2025	2024
Statutory rate	21.00%	21.00%
State Income Taxes, Net of Federal Tax Benefit	1.66%	0.49%
Adjustment to Deferred	(5.38)%	(23.26)%
GILTI	0.00%	9.07%
Foreign Tax Credit – GILTI	0.00%	(2.42)%
Goodwill Impairment	(12.06)%	0.00%
Section 250 Deduction	0.00%	(4.92)%
Permanent Differences	(1.48)%	0.20%
Valuation Allowance-Deferred Tax Asset	0.17%	33.29%
Foreign Tax Credit	8.19%	(15.24)%
Section 78 Gross-up	0.00%	0.77%
Argentina Flow Through Loss	(6.14)%	7.20%
Withholding Taxes	(1.40)%	5.72%
Foreign Rate Differential	(2.11)%	18.25%
Change in State Apportionment Rate	(0.01)%	(1.48)%
Foreign employee benefits	0.00%	(1.58)%
Foreign Dividends Paid to U.S.	(5.48)%	25.69%
Foreign Dividends Received Deduction	5.48%	(25.69)%
Earnout Adjustment	0.81%	(5.70)%
Other	(1.72)%	0.62%
Effective Rate	1.53%	42.01%

The tax effects of temporary cumulative differences which give rise to deferred tax assets and liabilities are summarized as follows:

	January 31,
	2025	2024
Deferred tax assets:
Inventories	$661	$1,545
US tax loss carryforwards, including work opportunity credit	2,364	167
Accounts receivable and accrued rebates	313	295
Accrued compensation and other	326	441
India reserves - US deduction	0	24
Equity based compensation	508	346
Foreign tax credit carry-forward	5,184	4,548
State and local carry-forwards	1,528	1,256
Depreciation and amortization	(4,230)	(1,846)
Prepaid expenses	(301)	(253)
Right-of-use asset	(1,577)	(1,590)
Operating lease liability	1,660	1,672
Foreign carry-forwards	1,029	1,102
Investments	1,404	268
Section 163(j) Interest Expense	293	0
Withholding taxes	(139)	(383)
Other	-	83
Deferred tax assets	9,023	7,675
Less valuation allowance	(6,644)	(6,675)
Net deferred tax assets	$2,379	$1,000

	January 31,
Balance sheet classification	2024	2025
Long-term deferred tax assets	$6,270	$3,097
Long-term deferred tax liability	$3,891	$2,097

The benefit relating to operating loss, and credit carryforwards included in the above table at January 31, 2025, consisted of:

	Gross Carryforward	Benefit Amount	Valuation Allowance	Expiration Beginning In
State operating loss carryforwards	$35,834	$1,528	$(925)	2028
Foreign tax credit carryforwards		5,184	(3,509)	2026
Federal credit carryforwards		167	-	2035
Mexico operating loss carryforwards	$1,022	307	(307)	2033
Chile operating loss carryforwards	$1,625	439	(439)	Indefinite
Germany operating loss carryforwards	$2	1	(1)	Indefinite
UK operating loss carryforwards	$241	60	(60)	Indefinite
Total		$7,686	$(5,241)

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

Indefinite Reinvestment Assertion

The Company generally considers all earnings generated outside of the U.S. to be permanently reinvested offshore, with the exception of countries where cash can be repatriated without withholding taxes, and in China in which the Company previously determined excess cash over what was required to fund operations and growth existed.

During FY25, the Company repatriated $4.8 million from two of its subsidiaries in China. The Company also identified an additional $0.4 million in excess cash in its Chinese operations, which it plans to repatriate in the future. A withholding tax liability of $0.1 million has been established for the expected withholding taxes as of the year ended January 31, 2025.

Income Tax Audits

The Company is subject to US federal income tax, as well as income tax in multiple US state and local jurisdictions and a number of foreign jurisdictions. Returns for the years since FY21 are still open based on statutes of limitation only.

Chinese tax authorities have performed limited reviews on all Chinese subsidiaries as of tax years 2008 through 2024 with no significant issues noted, and we believe our tax positions are reasonably stated as of January 31, 2025. The 2024 tax review will be performed before May 31, 2025 in China.

Change in Valuation Allowance

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. The valuation allowance as of January 31, 2025 and January 31, 2024 was $6.6 million and $6.7 million, respectively.

11.  NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share as follows:

	Years Ended January 31, (000’s except share information)
	2025	2024
Numerator – Net (Loss) Income	$(18,075)	$5,425

Denominator for basic net (loss) income per share (weighted-average shares which reflect 1,358,208 treasury shares at January 31, 2025 and 2024, respectively)	7,426,401	7,352,356

Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	-	187,349
Denominator for diluted net income per share (adjusted weighted average shares)	7,426,401	7,539,705

Basic net (loss) income per share	$(2.43)	$0.74
Diluted net (loss) income per share	$(2.43)	$0.72

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

We have one type of derivatives to manage the risk of foreign currency fluctuations. We enter into forward contracts with financial institutions to manage our currency exposure related to net assets and liabilities denominated in foreign currencies. Those forward contract derivatives, not designated as hedging instruments, were generally settled quarterly. Gain and loss on those forward contracts are included in current earnings. There were no outstanding forward contracts at January 31, 2025 or 2024.

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

If the assessment of a contingency indicates that it is probable that a material loss has been or is probable of being incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

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

General litigation contingencies

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of January 31, 2025, to the best of the Company’s knowledge, there were no significant outstanding claims or litigation.

Leases

We lease real property, equipment and automobiles. The Company made the accounting policy election to account for short-term leases as described herein. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

The Company determines if a contract contains a lease at inception. US GAAP requires that the Company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty. The Company uses its incremental borrowing rate ("IBR") at the recognition date in determining the present value of future payments for leases that do not have a readily determinable implicit rate. The Company’s IBR reflects a fully secured rate based on our revolving credit agreement, taking into consideration the repayment timing of the lease and any impacts due to the economic environment in which the lease operates. All of the Company’s real estate leases are classified as operating leases.

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

Lease cost

The components of lease expense are included on the consolidated statement of operations as follows (in 000’s):

	Classification	Year Ended January 31, 2025	Year Ended January 31, 2024
Operating lease cost	Cost of goods sold	$1,040	$1,092
	Operating expenses	$2,393	$1,402
Short-term lease cost	Operating expenses	$132	$221

Weighted-average lease terms and discount rates are as follows:

	January 31, 2025	January 31, 2024
Weighted-average remaining lease term (years)
Operating leases	6.1	8.0

Weighted-average discount rate
Operating leases	8.9%	10.4%

Supplemental cash flow information related to leases were as follows (in 000’s):

Cash paid for amounts included in the measurement of lease liabilities:	Year Ended January 31, 2025	Year Ended January 31, 2024
Operating cash flows from operating leases	$3,351	$1,932
Leased assets obtained in exchange for new operating lease liabilities	$5,005	$5,591

Maturity of Lease Liabilities

Maturity of lease liabilities as of January 31, 2025 was as follows (in $000’s):

Year ending January 31,	Operating Leases

2026	$3,602
2027	3,258
2028	2,795
2029	1,810
2030	1,653
Thereafter	5,028
Total lease payments	18,146
Less: Interest	3,863
Present value of lease liability	$14,283

14. SEGMENT REPORTING

Domestic and international sales from continuing operations are as follows in millions of dollars:

	2025	2024
Domestic	$60.4	$55.3
International	106.8	69.4
Total	$167.2	$124.7

The Company is organized into seven geographical operating segments that are based on management responsibilities: US Operations (including Corporate), Europe, Mexico, Asia, Canada, Latin America and Other Foreign.

The Company adopted ASU No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures for the year ended January 31, 2025 and applied it retrospectively for the prior period presented.

Gross profit and Operating profit are the measures used by the chief operating decision maker, identified as our President and Chief Executive Officer, to evaluate segment performance and identify opportunities when allocating resources.

The accounting principles applied at the reportable segment level in determining the segment measure of profit or loss are the same as those applied at the consolidated financial statement level. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation.

Our US operations include a facility in Alabama (primarily the distribution to customers of the bulk of our products and the light manufacturing of our chemical, wovens, reflective, and fire products) and facilities in Iowa and Arkansas (fire services). The Company also maintains one manufacturing facility in China (primarily disposable and chemical suit production), a manufacturing facility in Mexico (primarily disposable, reflective, fire and chemical suit production), a manufacturing facility in Vietnam (primarily disposable production), a manufacturing in Argentina (primarily wovens and production), a manufacturing facility in Romania (boots), a manufacturing facility in New Zealand (helmets) and two small manufacturing facilities in India. Our China and Vietnam facilities produce a significant portion of the Company’s products. We evaluate the performance of these entities based on gross profit which is defined as net sales less cost of goods sold, and operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in the USA, Canada, Mexico, Europe, Latin America, India, Russia, Kazakhstan, Australia, New Zealand and China, which sell and distribute products shipped from the United States, Mexico, China, Vietnam or India. The table below represents information about reportable segments for the years noted therein:

	Year Ended January 31,
	2025	2024
	(in millions of dollars)
Net Sales
US Operations (including Corporate)	$66.7	$60.9
Europe	42.9	16.4
Mexico	7.6	6.7
Asia	53.8	46.2
Canada	10.3	9.3
Latin America	21.3	16.3
Other foreign	18.3	14.0
Less intersegment sales	(53.7)	(45.1)
Consolidated sales	$167.2	$124.7
External Sales
USA Operations (including Corporate)	$60	$55.3
Europe	42.1	16.3
Mexico	5.0	4.0
Asia	13.9	13.8
Canada	10.3	9.3
Latin America	21.2	16.1
Other foreign	14.3	9.9
Consolidated external sales	$167.2	$124.7
Intersegment Sales
USA Operations (including Corporate)	$6.3	$5.6
Europe (UK)	0.8	0.1
Mexico	2.6	2.7
Asia	39.9	32.4
Canada	-	-
Latin America	0.1	0.2
Other foreign	4.0	4.1
Consolidated intersegment sales	$53.7	$45.1

	Year Ended January 31,
	2025	2024
	(in millions of dollars)
Cost of Goods Sold:
USA Operations (including Corporate)	$41.6	$40.9
Europe	32.5	11.5
Mexico	7.1	6.5
Asia	41.7	36.7
Canada	6.2	4.9
Latin America	11.4	8.1
Other foreign	10.9	9.1
Less intersegment cost of goods sold	(52.9)	(44.2)
Consolidated cost of goods sold	$98.5	$73.5

Gross Profit (Loss);
USA Operations (including Corporate)	$25.0	$20.0
Europe	10.4	4.9
Mexico	0.6	0.2
Asia	12.1	9.5
Canada	4.1	4.4
Latin America	9.8	8.2
Other foreign	7.4	4.9
Less intersegment (profit) loss	(0.7)	(0.9)
Consolidated gross profit	$68.7	$51.2

Operating Expenses:
USA Operations (including Corporate)	$33.4	$23.9
Europe	12.0	4.3
Mexico	2.1	2.3
Asia	5.6	4.7
Canada	4.2	2.9
Latin America	5.4	5.4
Other foreign	6.1	2.9
Less intersegment (profit) loss	(1.4)	(1.2)
Consolidated operating expenses	$67.4	$45.2

Goodwill Impairment:
Europe	$7.5	$-
Other foreign	3.0	-
Goodwill impairment	$10.5	$-

Operating (Loss) Profit:
USA Operations (including Corporate)	$(8.0)	$(3.5)
Europe	(9.6)	0.1
Mexico	(1.5)	(2.1)
Asia	6.5	4.9
Canada	(0.2)	1.5
Latin America	4.5	2.8
Other foreign	(1.7)	2.0
Less intersegment (profit) loss	(0.7)	0.3
Operating (loss) profit	$(9.3)	$6.0

	As of January 31,
	2025	2024
	(in millions of dollars)
Total Assets:
USA Operations (including Corporate)	$167.4	$92.2
Europe	60.3	30.0
Mexico	13.7	12.1
Asia	48.0	51.6
Canada	6.4	8.5
Latin America	21.7	15.0
Other foreign	18.3	20.3
Less intersegment	(123.3)	(76.0)
Consolidated assets	$212.5	$153.7
Total Assets Less Intersegment:
USA Operations (including Corporate)	$85.6	$47.1
Europe	55.3	27.2
Mexico	11.2	10.2
Asia	21.3	29.0
Canada	4.6	8.3
Latin America	18.0	12.3
Other foreign	16.5	19.6
Consolidated assets	$212.5	$153.7

Total Goodwill and Intangible Assets
USA Operations (including Corporate)	$17.1	$0.9
Europe	22.7	14.7
Other foreign	1.9	4.9
Consolidated goodwill and intangible assets	$41.7	$20.5

15. SUBSEQUENT EVENTS

The Company has reviewed and evaluated whether any material subsequent events have occurred from January 31, 2025 through the filing date of the Company’s Annual Report on Form 10-K.  All appropriate subsequent event disclosures have been made in the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Commission’s (SEC) Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of January 31, 2025 was carried out by certain members of Company management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Due to a material weakness in internal control over financial reporting described below, management concluded the Company’s disclosure controls and procedures were not effective as of January 31, 2025.  Notwithstanding the existence of this material weakness, management believes the consolidated financial statements in this Annual Report on Form 10-K present, in all material respects, the Company’s financial condition as reported in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). As a result of this assessment, management has concluded controls were not effective. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness in its internal controls over financial reporting:

The Company has undergone significant changes in size, complexity and geographic footprint primarily due to multiple acquisitions and has numerous systems that process financially relevant data.  Of these systems, Sage X3 (United States, Canada and the United Kingdom) and Kingdee (China and Hong Kong), were in the Company’s scope for testing of information technology general controls (“ITGCs") in support of management’s assessment of internal control over financial reporting.  The Company’s consolidation process is manual and based upon reporting packages submitted by the various locations. For those locations where the financially relevant systems were not in-scope and not subject to the Company’s testing of ITGCs, the financial reporting controls, as designed, do not adequately address the completeness and accuracy of the foreign reporting packages.  The reporting packages form the basis of multiple controls, including a key management review control designed to detect a material misstatement in the Company’s consolidated financial statements as well as other controls. Additionally, the Company did not update the control activities documentation for numerous locations and, in some cases, did not change control processes to reflect changes in operating structure. This contributed to the material weakness described herein in the Company’s internal controls.

As a result of the material weakness identified, the Company’s management concluded that, as of January 31, 2025, the Company’s internal control over financial reporting was not effective based on the criteria in the 2013 COSO Internal Control – Integrated Framework.

The Company acquired Jolly Scarpe S.p.A. and Jolly Scarpe Romania S.R.L. (collectively, “Jolly”) on February 5, 2024; LHD Group Deutschland GmbH, LHD Group Australia Pty Ltd and LHD Group Hong Kong Ltd., (collectively “LHD”) on July 1, 2024; and Veridian Limited on December 16, 2024, whose total assets and net loss represent approximately 37% and 5%, respectively, of the related consolidated financial statements as of and for the year ended January 31, 2025. The scope of the Company's fiscal 2025 assessment of the effectiveness of its internal control over financial reporting does not include the acquired businesses detailed above. This exclusion is pursuant to the SEC's general guidance that an assessment of a recently acquired business' internal control over financial reporting may be omitted from the scope of the Company's assessment of its internal control over financial reporting for twelve months following the date of acquisition.

Remediation of Material Weakness

Management is committed to remediating the material weakness described above and continuing to improve the Company’s internal control over financial reporting. Management has identified, implemented, and continues to implement, the actions described below to remediate the underlying causes that gave rise to the material weakness. Until the remediation efforts described below (including any additional measures management identifies as necessary) are completed, the material weakness described above will continue to exist.

To address the material weakness described above, management has completed, or is in the process of:

•	Implementing an enterprise resource planning (“ERP”) system, which is expected to roll out in phases over the next several years. Phase I should be completed by the end of the next fiscal year;

•	Establishing a technology committee of the Board of Directors to oversee the role of technology in executing the Company’s business strategy and risks associated with technology strategies, major technology investments, operational performance and technology trends; and

•	Migrating substantially all of our operations to a common accounting system and utilizing a common chart of accounts and improved accounting close and revise procedures.

While some of these measures have been completed as of the date of this report, management has not completed and tested all of the planned corrective processes, enhancements, procedures and related evaluation necessary to determine whether the material weakness has/have been fully remediated. Moreover, the corrective actions and controls need to be in operation for a sufficient period of time for management to conclude that the control environment is operating effectively and has been adequately tested by management. Accordingly, the material weakness has/have not been fully remediated as of the date of this report. As the Company continues its evaluation and remediation efforts, management may modify the actions described above or identify and take additional measures to address the material weakness. Management will continue to assess the effectiveness of remediation efforts in connection with its ongoing evaluation of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We are currently undertaking a significant multi-year ERP implementation to upgrade our information technology platforms and business processes. The implementation began in December of FY25 and is occurring in phases over several years. We expect to complete the first phase by the end of FY26. As a result of this multi-year implementation, we expect certain changes to our processes and procedures, which, in turn, will result in changes to our internal control over financial reporting. While we expect this implementation to strengthen our internal control over financial reporting by automating certain manual processes and standardizing business processes and reporting across our organization, we will continue to evaluate and monitor our internal control over financial reporting as processes and procedures in the affected areas evolve.

Other than the remediation efforts and ERP implementation described above, there were no changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended January 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

From time to time, members of the Company’s Board and officers of the Company may enter into Rule 10b5-1 trading plans,  which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might  otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company’s insider trading policy. During the three months ended January 31, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance (except for the information required by Item 408(b) of Regulation S-K, which is set forth below); Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2025, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2025. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

Code of Ethics for CEO and Senior Financial Officers

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and controller. This code of ethics is posted at our internet website, www.lakeland.com, under Investor Relations. Any amendments to, or waivers of, this code of ethics will be disclosed on our website promptly following the date of such amendment or waiver.

Insider Trading Policy

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted our Global Policy on Insider Trading governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees, which we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as the applicable rules and regulations of The Nasdaq Stock Market, LLC. A copy of our Global Policy on Insider Trading is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2025, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2025. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2025.

Equity Compensation Plans

The following sets forth information relating to Lakeland’s equity compensation plans as of January 31, 2025:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1) (c)
Equity Compensation plans approved by security holders	251,805	$17.36	165,966
Equity compensation plans not approved by security holders	—	—	—
Total	251,805	$17.36	165,966

(1)	The total reflected in column (c) includes shares available for grant as any type of equity award under our 2017 Equity Incentive Plan, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2025, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2025.

ITEM 14, PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2025, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2025.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

a.	(1)	Financial Statements - Covered by Report of Independent Registered Public Accounting Firm

(A)	Consolidated Statements of Operations for the years ended January 31, 2025 and 2024

(B)	Consolidated Statements of Comprehensive Income for the years ended January 31, 2025 and 2024

(C)	Consolidated Balance Sheets at January 31, 2025 and 2024

(D)	Consolidated Statements of Stockholders’ Equity for the years ended January 31, 2025 and 2024

(E)	Consolidated Statements of Cash Flows for the years ended January 31, 2025 and 2024

(F)	Notes to Consolidated Financial Statements

(4)	Exhibits – See (b) below

b.	Exhibits

Exhibit No.	Description

2.1

Agreement for the Sale and Purchase of the Issued Shares of Eagle Technical Products Limited, by and between Lakeland Global Safety, Ltd as Buyer and Longworth Limited as Seller, dated as of December 2, 2022 (incorporated by reference to Exhibit 2.1 of Lakeland Industries, Inc.’s Form 10-K filed April 18, 2023).

2.2

Share Sale and Purchase Agreement, by and between Pacific Helmets NZ Limited and Lakeland NZ Limited, dated as of November 30, 2023 (incorporated by reference to Exhibit 2.2 of Lakeland Industries, Inc.’s Form 10-K filed April 11, 2024).

2.3

Share Purchase Agreement, by and between Minerva Manufacture de chaussures S.A. and Lakeland Global Safety, Ltd., dated as of February 5, 2024 (incorporated by reference to Exhibit 2.3 of Lakeland Industries, Inc.’s Form 10-K filed April 11, 2024).

2.4

Share Sale and Purchase Agreement, by and between Kantaras Investments Pte. Ltd., Lakeland Global Safety, Ltd., dated April 2, 2024 (incorporated by reference to Exhibit 2.2 of Lakeland Industries, Inc.’s Form 10-Q filed on June 6, 2024).

2.5	Stock Purchase Agreement, by and between William A. Van Lent and Lakeland Industries, Inc., dated as of December 16, 2024 (filed herewith).
3.1

Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc.’s Registration Statement on Form S-8 filed on September 3, 2021).

3.2	Amended and Restated Bylaws of Lakeland Industries Inc., (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 8-K filed April 28, 2017).
4.1	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc.’s Form 10-K filed April 18, 2023).
10.1	Form of Stock Option Certificate and Agreement (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 10-Q filed September 9, 2019).*
10.2	Lakeland Industries, Inc. Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Lakeland Industries, Inc. Form 8-K filed June 29, 2012).
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

10.6

Standard Terms & Conditions dated May 15, 2018, for the debt provided by between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.6 of Lakeland Industries, Inc.’s Form 10-K filed April 16, 2019).

10.7

Amendment to Agreement for Purchase of Debts, dated effectively as of December 3, 2014 between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed December 8, 2014).

Exhibit No.	Description
10.8

Letter Agreement dated December 5, 2014, between Lakeland Industries, Inc. and HSBC Invoice Finance (UK) Ltd. (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed December 8, 2014).

10.9

Warehouse Service for Fee Agreement dated February 10, 2016, between Safety Pro, LLC and Lakeland Industries, Inc. (incorporated by reference to Exhibit 10.55 of Lakeland Industries, Inc. Form 10-K filed April 21, 2016).

10.10

Shares Transfer Agreement, dated as of June 18, 2015, by and among Lakeland Industries, Inc., Brasil Industria E Comercio de Roupas E Equipamentos de Protecao Individual Ltda, Zap Comércio de Brindes Corporativos Ltda and Jack Nemer (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed June 25, 2015).

10.11

Lease Agreement dated December 1, 2018, between Tamash S.A., as lessor and Lakeland Argentina S.R.L, as lessee (incorporated by reference to Exhibit 10.20 of Lakeland Industries, Inc.’s Form 10-K filed April 16, 2019).

10.12

Loan Agreement, dated as of June 25, 2020, by and between Lakeland Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed June 30, 2020).

10.13

Security Agreement, dated as of June 25, 2020, by and between Lakeland Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed June 30, 2020).

10.14

Pledge Agreement, dated as of June 25, 2020, by and between Lakeland Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 of Lakeland Industries, Inc.’s Form 8-K filed June 30, 2020).

10.15

Non-encumbrance Agreement, dated as of June 25, 2020, by Lakeland Industries, Inc. for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of Lakeland Industries, Inc.’s Form 8-K filed June 30, 2020).

10.16

Amendment No. 1 to Loan Agreement, dated as of June 18, 2021, by and between Lakeland Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed June 24, 2021).

10.17

Lakeland Industries, Inc. 2017 Equity Incentive Plan, inclusive of all amendments through June 13, 2024 (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed on June 17, 2024).*

10.18	Lakeland Industries, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed June 21, 2021).*
10.19	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of Lakeland Industries, Inc. Form 10-Q for fiscal quarter ended July 31, 2021).*
10.20

Amendment to Agreement for Purchase of Debts, dated effectively as of March 3, 2022, between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 10-Q filed June 7, 2023).

10.21

Investment Agreement, dated as of October 18, 2021, by and among Lakeland Industries, Inc., Inova Design Solutions LTD and the other parties thereto (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed on October 20, 2021).

10.22

Lease Agreement, by and between Morena de la Garza Gonzalez and Alejandro Mario Gonzalez Quezada and Lakeland Industries, Inc. (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed August 17, 2022).

10.23

Continuing Guaranty, dated as of July 6, 2022, by Lakeland Industries, Inc. in favor of Morena de la Garza Gonzalez and Alejandro Mario Gonzalez Quezada (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed August 17, 2022).

10.24	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of Lakeland Industries, Inc.’s Form 10-Q filed September 8, 2022). *
10.25	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of Lakeland Industries, Inc.’s Form 10-Q filed September 8, 2022). *
10.26

Debt Purchase Facility Agreement, dated as of April 6, 2021, between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 10-Q filed June 7, 2023). *

10.27

Amendment No. 2 to Loan Agreement, dated as of March 3, 2023, by and between Lakeland Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.36 of Lakeland Industries, Inc.’s Form 10-K filed April 11, 2024).

10.28

Amendment No. 3 to Loan Agreement, dated as of November 30, 2023, by and between Lakeland Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.37 of Lakeland Industries, Inc.’s Form 10-K filed April 11, 2024).

10.29

Lakeland Industries, Inc. Employee Stock Purchase Plan, as approved by shareholders of the Company on June 13, 2024 (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed on June 17, 2024). *

10.30

Amendment No. 4 to Loan Agreement, dated as of March 28, 2024, by and between Lakeland Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 10-Q filed on June 6, 2024).

10.31

Lakeland Industries, Inc. Amended and Restated Severance and Change in Control Plan, dated as of October 31, 2024 (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 10-Q filed on December 9, 2024). *

43

10.32

Letter Agreement, by and between Lakeland Industries, Inc. and Helena An, dated October 31, 2024 (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 10-Q filed on December 9, 2024). *

10.33	Amendment No. 5 to Loan Agreement, dated as of December 12, 2024, by and between Lakeland Industries, Inc. and Bank of America, N.A. (filed herewith).
14.1	Lakeland Industries, Inc. Code of Ethics for CEO and Senior Financial Officers (filed herewith).
16.1	Letter furnished by Deloitte & Touche LLP, dated October 18, 2024 (incorporated by reference to Exhibit 16.1 of Lakeland Industries, Inc.’s Form 8-K filed October 18, 2024).
19.1	Global Policy on Insider Trading (filed herewith).
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

Migliara S.A. (Uruguay)

Lakeland Glove and Safety Apparel Private, Ltd. (Noida, India)

Lakeland India Private Limited, New Delhi, India)

RussIndProtection, Ltd. (Moscow, Russia)

Art Prom, LLC (Kazakhstan)

SpecProtect LLC (St. Petersburg, Russia)

Lakeland Industries Co., Ltd. (Nam Dinh, Vietnam)

Lakeland Industries Australia Pty Ltd. (Mornington, Australia)

Eagle Technical Products Limited (Manchester, United Kingdom)

Lakeland MX Holdings, Inc. (f/k/a SALH1, Inc.) (Delaware, United States)

Lakeland MX Operations, Inc. (f/k/a SALH2, Inc.) (Delaware, United States)

Lakeland Safety MX Monterrey, S.A. de C.V. (Monterrey, Mexico)

Lakeland NZ Limited (Wanganui, New Zealand)

Pacific Helmets NZ Limited (Wanganui, New Zealand)

Jolly Scarpe S.p.A. (Italy)

Jolly Scarpe Romania S.R.L. (Romania)

LHD Group Deutschland GmbH (Germany)

LHD Group Australia Pty Ltd (Australia)

LHD Group Hong Kong Limited (Hong Kong)

Veridian Fire Protective Gear, LLC (f/k/a Veridian Limited) (Delaware, United States)

Lakeland Global Safety Ltd (East Yorkshire, United Kingdom)

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm (filed herewith).
23.2	Consent of RSM US LLP, independent registered public accounting firm (filed herewith).
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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97.1	Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 of Lakeland Industries, Inc.’s Form 10-K filed on April 11, 2024).
101	Interactive Data Files for the Registrant’s Form 10-K for the period ended January 31, 2025, formatted in Inline XBRL.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

* Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.

Dated: April 16, 2025	By:	/s/ James M. Jenkins
James M. Jenkins
President and Chief Executive Officer and Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James M. Jenkins	President and Chief Executive Officer and Executive Chairman	April 16, 2025
James M. Jenkins

/s/ Roger D. Shannon	Chief Financial Officer and Secretary	April 16, 2025
Roger D. Shannon	(Principal Financial and Accounting Officer)

/s/ Thomas J. McAteer	Director	April 16, 2025
Thomas J. McAteer

/s/ Nikki L. Hamblin	Director	April 16, 2025
Nikki L. Hamblin

/s/ Jeffrey T. Schlarbaum	Director	April 16, 2025
Jeffrey T. Schlarbaum

/s/ Ronald Herring	Director	April 16, 2025
Ronald Herring

/s/ Melissa Kidd	Director	April 16, 2025
Melissa Kidd

/s/ Martin Glavin	Director	April 16, 2025
Martin Glavin

