Form 10-Q
period 2025-04-30
LAKELAND INDUSTRIES INC
filed 2025-06-09
CIK 798081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April
30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

C
OMMISSION
F
ILE
N
UMBER
:
0-15535

LAKELAND INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3115216
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1525 Perimeter Parkway, Suite 325 Huntsville, AL	35806
(Address of Principal Executive Offices)	(Zip Code)
(Registrant’s telephone number, including area code) (256
)
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
of the Exchange Act) Yes
☐
 No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 30, 2025
Common Stock, $0.01 par value per share	9,514,599 Shares

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:

LAKELAND INDUSTRIES, INC.
AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
($000’s except for share and per share information)

	Three Months Ended April 30,
	2025	2024
Net sales	$46,746	$36,309
Cost of goods sold	31,102	20,125

Gross profit	15,644	16,184
Operating expenses	20,278	13,982

Operating (loss) income	(4,634)	2,202
Other income, net	106	11
Interest expense	(583)	(172)

(Loss) income before taxes	(5,111)	2,041
Income tax (benefit) expense	(1,198)	388

Net (loss) income	($3,913)	$1,653

Net (loss) income per common share:
Basic	($0.41)	$0.22

Diluted	($0.41)	$0.22

Weighted average common shares outstanding:
Basic	9,498,604	7,364,757
Diluted	9,498,604	7,582,449
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (L
OSS
) INCOME
(UNAUDITED)
($000’s)

	Three Months Ended April 30,
	2025	2024
Net (loss) income	( $3,913)	$1,653
Other comprehensive income (loss):
Foreign currency translation adjustments	751	158

Comprehensive (loss) income	( $3,162)	$1,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(000’s except for share information)

	April 30,	January 31,
	2025	2025
ASSETS
Current assets
Cash and cash equivalents	$18,618	$17,476
Accounts receivable, net of allowance for doubtful accounts of $1,291 and $1,237 at April 30, 2025 and January 31, 202 5 , respectively	27,629	27,607
Inventories	85,823	82,739
Prepaid VAT and other taxes	2,600	2,598
Income tax receivable and other current assets	6,036	6,111

Total current assets	140,706	136,531
Property and equipment, net	14,612	13,948
Operating leases right-of-use assets	13,563	13,917
Deferred tax assets	5,637	6,270
Other assets	380	122
Goodwill	17,082	16,240
Intangible assets, net	26,148	25,503

Total assets	$218,128	$212,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,650	$15,742
Accrued compensation and benefits	5,116	4,501
Other accrued expenses	9,973	8,130
Income tax payable	1,288	1,993
Current portion of loans payable	1,632	939
Current portion of operating lease liabilities	3,608	3,602

Total current liabilities	36,267	34,907
Deferred income taxes	3,505	3,891
Loans payable – long term	24,651	16,426
Long-term portion of operating lease liabilities	10,323	10,681

Total liabilities	74,746	65,905

Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $0.01 par; authorized 20,000,000 shares Issued 10,872,551 and 10,856,812; outstanding 9,514,343 and 9,498,604 at April 30, 2025 and January 31, 2025, respectively	109	109
Treasury stock, at cost; 1,358,208 shares at April 30, 2025 and January 31, 2025, respectively	(19,979)	(19,979)
Additional paid-in capital	123,339	123,136
Retained earnings	46,122	50,320
Accumulated other comprehensive loss	(6,209)	(6,960)

Total stockholders’ equity	143,382	146,626

Total liabilities and stockholders’ equity	$218,128	$212,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(000’s except for share information)

					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance, January 31, 2024	8,722,965	$87	(1,358,208)	$(19,979)	$79,420	$69,282	$(5,360)	$123,450
Net income	—	—	—	—	—	1,653	—	1,653
Other comprehensive loss	—	—	—	—	—	—	158	158
Dividends	—	—	—	—	—	(221)	—	(221)
Stock-based compensation:
Restricted stock issued	13,058	—	—	—	—	—	—	—
Restricted stock plan	—	—	—	—	198	—	—	198
Return of shares in lieu of payroll withholding	—	—	—	—	(129)	—	—	(129)

Balance, April 30, 2024	8,736,023	$87	(1,358,208)	$(19,979)	$79,489	$70,714	$(5,202)	$125,109

Balance, January 31, 2025	10,856,812	$109	(1,358,208)	$(19,979)	$123,136	$50,320	$(6,960)	$146,626
Net (loss)	—	—	—	—	—	(3,913)	—	(3,913)
Other comprehensive loss	—	—	—	—	—	—	751	751
Dividends	—	—	—	—	—	(285)	—	(285)
Stock-based compensation:
Restricted stock issued	15,739	—	—	—	—	—	—	—
Restricted stock plan	—	—	—	—	329	—	—	329
Return of shares in lieu of payroll withholding	—	—	—	—	(126)	—	—	(126)

Balance, April 30, 2025	10,872,551	$109	(1,358,208)	$(19,979)	$123,339	$46,122	$(6,209)	$143,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($000’
S
)

	Three Months Ended April 30,
	2025	2024

Cash flows from operating activities:
Net (loss) income	( $3,913)	$1,653
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Deferred income taxes	243	77
Depreciation and amortization	1,138	647
Amortization of step-up in inventory basis	447	—
Stock based and restricted stock compensation	329	198
Equity in loss of equity investment	—	101
Change in fair value of earnout consideration	—	(711)
(Increase) decrease in operating assets, net of effect of business acquisition
Accounts receivable	160	(404)
Inventories	(3,505)	433
Prepaid VAT and other taxes	(2)	541
Other current assets	(160)	(2,255)
Increase (decrease) in operating liabilities, net of effect of business acquisition
Accounts payable	(1,117)	861
Accrued expenses and other liabilities	1,708	(852)
Operating lease liabilities	(169)	4

Net cash (used in) provided by operating activities	(4,841)	293

Cash flows from investing activities:
Purchases of property and equipment	(1,209)	(466)
Acquisitions, net of cash acquired	—	(8,141)
Investments in convertible debt instruments	—	(639)

Net cash (used in) investing activities:	(1,209)	(9,246)

Cash flows from financing activities:
Term loan borrowings	2,555	—
Term loan repayments	(237)	(364)
Credit line - borrowings	6,600	12,300
Dividends paid	(285)	(221)
Shares returned to pay employee taxes under restricted stock program	(126)	(129)

Net cash provided by financing activities	8,507	11,586

Effect of exchange rate changes on cash and cash equivalents	(1,315)	510

Net increase in cash and cash equivalents	1,142	3,143
Cash and cash equivalents at beginning of period	17,476	25,222

Cash and cash equivalents at end of period	$18,618	$28,365

Supplemental disclosure of cash flow information:
Cash paid for interest	$581	$174

Cash paid for taxes	$643	$397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Business
Lakeland Industries, Inc. and Subsidiaries, doing business as “Lakeland Fire + Safety” (“Lakeland,” the “Company,” “we,” “our” or “us”), manufacture and sell a comprehensive line of fire services and industrial protective clothing and accessories for the industrial and first responder markets. Our products are sold globally by our in-house
sales teams, our customer service group, and authorized independent sales representatives to a strategic global network of selective fire safety and industrial distributors and wholesale partners. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, transportation, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, we supply federal, state and local governmental agencies and departments, including fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mix of end-users directly and to industrial distributors, depending on the particular country and market. In addition to the United States, sales are made into more than 50 foreign countries, the majority of which were into China, the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India, Uruguay, Middle East, Southeast Asia, Australia, Hong Kong and New Zealand.

2.	Basis of Presentation
The condensed consolidated financial statements of the Company are unaudited. These condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, that management considers necessary to fairly state the Company’s results. Intercompany accounts and transactions have been eliminated. The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 31, 2026, or for any future period. The January 31, 2025, Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Balance Sheet but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the years ended January 31, 2025 and 2024, included in our most recent annual report on Form 10-K
filed on April 17, 2025.
In this Form
10-Q,
(a) “FY” means fiscal year; thus, for example, FY26 refers to the fiscal year ending January 31, 2026, (b) “Q” refers to quarter; thus, for example, Q1 FY26 refers to the first quarter of the fiscal year ending January 31, 2026, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet, and (d) “Statement of Operations” refers to the unaudited condensed consolidated statement of operations.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.
Segment Reporting
The Company adopted ASU
No. 2023-07
(“ASU
2023-07”),
 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
 for the year ended January 31, 2025 and applied it retrospectively for the prior period presented. See “Note 12. Segment Reporting.”

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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU
No. 2024-03
(“ASU
2024-03”),
 Disaggregation of Income Statement Expenses (“DISE”)
. ASU
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

3.	Investments and Acquisitions
Acquisition of Veridian
On December 16, 2024, the Company acquired 100% of
U.S.-based
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
Acquisition of LHD
On July 1, 2024, the Company acquired 100% of the shares of
LHD Group Deutschland GmbH’s
fire and rescue business and its subsidiaries in Hong Kong and Australia (collectively, “LHD”) in an all-cash
transaction subject to post-closing adjustments and customary holdback provisions. Total consideration was $14.8 million, net of $1.5 million cash acquired, of which $15.5 million was paid to retire LHD’s debt and $0.8 million was paid to the seller at closing. LHD is a leading provider of firefighter turnout gear, accessories, and personal protective equipment
, as well as decontamination
, repair and maintenance
 services
. LHD has 111 employees worldwide and is headquartered in Wesseling, Germany, with operations in Hong Kong and Australia.

1
0

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
The following table summarizes the preliminary fair values of the LHD assets acquired and liabilities assumed at the date of the acquisition and reflective of measurement period adjustments:

Net working capital acquired, including cash of $1.5 million	$5,903
Property, plant and equipment	801
Right of use assets	2,905
Customer relationships	5,237
Trade names and trademarks	1,296
Technological know-how	270
Other	(76)
Goodwill	7,606
Lease liabilities	(2,905)
Other liabilities assumed	(4,780)

Total net assets acquired	$16,257

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
1
1

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

1
2

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
The following unaudited pro forma information presents our combined results as if the Veridian, LHD and Jolly acquisitions had occurred at the beginning of FY25. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined company’s results. There were no material transactions between the Company, Veridian, LHD and Jolly during the period presented that are required to be eliminated. The unaudited pro forma combined financial information does not reflect cost savings, operating synergies or revenue enhancements that the combined companies may achieve or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.
Pro forma combined financial information (Unaudited)

(in millions, except per share amount)	Quarter Ended April 30, 2024
Net sales	$49.7
Net income	$1.8

Basic earnings per share	$0.24

Diluted earnings per share	$0.23

1
3

The unaudited pro forma combined financial information is presented for information purposes only and is not intended to represent or be indicative of the combined results of operations or financial position that we would have reported had the acquisition been completed as of the date and for the period presented and should not be taken as representative of our consolidated results of operations or financial condition following the acquisition. In addition, the unaudited pro forma combined financial information is not intended to project the future results of the combined company.
The unaudited pro forma combined financial information was prepared using the acquisition method of accounting under existing U.S. GAAP. The Company has been treated as the acquirer.

4.	Inventories
Inventories consist of the following (in $000s):

	April 30, 2025	January 31, 2025
Raw materials	$41,742	$39,344
Work-in-process	1,655	2,692
Finished goods	46,313	44,158

Excess and obsolete adjustments	(3,887)	(3,455)

	$85,823	$82,739

5.	Goodwill and Intangible Assets, Net
Changes in goodwill during the three months ended April 30, 2025, were as follows (in $000s):

Balance at January 31	$16,240
Currency translation	842
Balance at April 30	$17,082

Changes in intangible assets, net, during the
three
months ended April
30
,
2025
, were as follows (in $
000
s):

Balance at January 31	$25,503
Amortization	(381)
Currency translation	1,026

Balance at April 30	$26,148

6.	Long-Term Debt
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
The Company made certain representations and warranties to the Lender in the Amended Loan Agreement that are customary for credit arrangements of this type. The Company also agreed to maintain, as of the end of each fiscal quarter a minimum “basic fixed charge coverage ratio” (as defined in the Amended Loan Agreement) of at least 1.20x and a “funded debt to EBITDA ratio” (as defined in the Amended Loan Agreement) not to exceed 3.5x (with step-downs to 3.25x and 3.0x on February 1, 2026 and February 1, 2027, respectively), in each case for the trailing
12-month
period ending with the applicable quarterly reporting period. In addition, the Company has agreed to maintain a springing “asset coverage ratio” (as defined in the Amended Loan Agreement) of at least 1.10x, but only to the extent that the maximum funded debt to EBITDA ratio exceeds 3.25x at any reporting period. The Company was in compliance with all of its debt covenants as of April 30, 2025.
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
As of April 30, 2025, the Company had no borrowings outstanding on the letter of credit sub-facility
and borrowings of $19.8 million outstanding under the revolving credit facility
,
and there was $20.2
million of additional available credit under the Loan Agreement. As of January 31, 2025, the Company had no borrowings outstanding on the letter of credit sub-facility and borrowings of $13.2 million outstanding under the revolving credit facility
,
and there was $26.8 million of additional available credit under the Loan Agreement. The interest rate on outstanding borrowings was

6.47
%
at April 30, 2025 and January 31, 2025.

1
6

Borrowings in UK
On December 31, 2014, the Company and Lakeland Industries Europe, Ltd. (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with HSBC Bank to provide for (i) a one-year
extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1.3 million
(approximately USD $1.9 million, based on exchange rates at time of closing) to £1.5 million
(approximately USD $2.3 million, based on exchange rates at time of closing), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £0.4 million
(approximately USD $0.6 million, based on exchange rates at the time of closing) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. This agreement has been subsequently amended with the most recent amendment on March 8, 2022. The cumulative result of the amendments through March 8, 2022
,
reflect
s
a reduction of the service charge to 0.765%.
The agreement can be terminated with three months’ notice. There were no borrowings outstanding under this facility at April 30, 2025 and January 31, 2025.
Pacific Borrowings
Pacific has a term loan facility with the Bank of New Zealand. The facility includes two term loans. The first term loan of 1.5
million
New Zealand dollars matures on December 17, 2025, carries an interest rate of 2.3% per annum and requires monthly payments of $19,350.27 New Zealand dollars. The second term loan of 0.2 millio
n
New Zealand dollars matures on November 18, 202
6
, carries an interest rate of 8.07% per annum and requires monthly payments of 10,545
New Zealand dollars. Total amounts due under the term loans were
$0.5
million at April 30, 2025 and January 31, 2025.
Jolly Borrowings
On May 9, 2024, Jolly entered into a term loan agreement for 1.5 million

Euros to support working capital requirements with Banca Intesa Spa. The term loan matures
on March 31, 2027, and carries an interest rate of 5.42%.
The term loan is being repaid in 11 quarterly installments of
0.1
million
Euros. The loan is guaranteed by SACE S.p.A., the Italian state-owned export credit finance agency.
On March 6, 2025, Jolly entered into a term loan agreement for 2.0 million
Euros to support working capital requirements with Banca Intesa Spa. The term loan matures
on September 30, 2028, and carries an interest rate with a fixed rate portion
of 1.45% and variable rate
portion
based on the three-month EURIBOR rate. The interest rate at April 30, 2025 was 3.935%. The term loan will be repaid in 11 quarterly
installments of 0.2
million Euros, beginning September 30, 2025. Interest payments are made quarterly. The loan is guaranteed by SACE S.p.A., the Italian state-owned export credit finance agency.
Jolly received an advance of 1.2
million
Euros from BNL Bank as an advance on an Italian firefighters contract that will conclude in FY26. Interest on the advance is Euribor plus 1.0%.
As of April 30, 2025 and January 31, 2025, the outstanding balance under the term loans was
$4.9
million and $2.5 million, respectively.
LHD Borrowings
Prior to the Company’s acquisition, LHD secured a federally guaranteed term loan of 0.8 million

E
uros from Commerzbank AG under the “KfW Quick Loan 2020” program, launched by the German government in 2020 to support small and medium-sized
enterprises affected by the
COVID-19
crisis. Repayments of the loan, which matures on June 30, 2030, are made in quarterly installments of 25,000 Euros.
The loan carries an interest rate of

3
%
per annum, with interest payments being due in arrears at the end of each quarter. As of April 30, 2025 and January 31, 2025, the outstanding balance was $
0.7
million.

1
7

Veridian Borrowings
Prior to the Company’s acquisition, in February 2024, Veridian secured a term loan with USBank for a piece of equipment. The loan is for 60 months with monthly payments of approximately $8,000. The interest rate on the loan is 5.13%.
As of April 30, 2025 and January 31, 2025, the outstanding balance was
 $0.3 million
 and $0.4 million, respectively
.
Approximate maturities on our term loans over the next five years from April 30, 2025, are $1.6 million in FY26, $3.1 million in FY27, $1.2 million in FY28, $0.2 million in FY29, $20.2 million thereafter.

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
Additionally
, cash balances in banks in the United States are insured by the Federal Deposit Insurance Corporation subject to certain limitations.
As of April 30, 2025,
 approximately $
3.0
 million
was
included in U.S. bank accounts and approximately $
15.6
 million
was included
in foreign

bank accounts
,
 of which $
17.8

million was uninsured.
As of January 31, 2025,
 approximately $1.3 million
was
included in U.S. bank accounts and approximately $16.2 million was included
in foreign bank accounts
,
 of which $16.7 million was uninsured.

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
The Company recognized total stock-based compensation costs, which are reflected in operating expenses (in $
000
’s):

	Three Months Ended April 30,
	2025	2024
2017 Plan:
Total restricted stock and stock option programs	$329	$198
Total income tax expense recognized for stock-based compensation arrangements	$69	$42

1
8

Restricted Stock and Restricted Stock Units
Under the 2017 Plan, as described above, the Company awarded performance-based and service-based shares of restricted stock and restricted stock units to eligible employees and directors. The following table summarizes the activity under the 2017 Plan for the three months ended April 30, 2025 and 2024. This table reflects the amount of awards granted and the number of shares that would be vested if the Company were to achieve the maximum performance level under the March 2023, April 2024 and April 2025 grants.

	Performance- Based	Service- Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2025	69,670	182,135	251,805	$17.36
Awarded	—	65,108	65,108	$16.14
Vested	(3,304)	(12,435)	(15,739)	$20.60
Forfeited	—	—	—
Outstanding at April 30, 2025	66,366	234,808	301,174	$16.93

	Performance- Based	Service- Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2024	82,330	112,890	195,220	$16.61
Awarded	12,799	48,461	61,260	$18.45
Vested	—	(20,274)	(20,274)	$17.92
Forfeited	(4,281)	(14,233)	(18,514)
Outstanding at April 30, 2024	90,848	126,844	217,692	$16.61
The actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a three-year performance measurement period based on measures that include Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) margin, revenue growth, and return on invested capital for the April 2022 grants. Performance measures for the March 2023 grants are revenue growth, EBITDA margin and return on invested capital. The performance measures for the April 2024 grants are aggregate revenue during FY25, FY26, and FY27; EBITDA margin; and free cash flow margin. The performance measures for the April 2025 grants are aggregate revenue during FY26, FY27, and FY28; Adjusted EBITDA; and free cash flow margin. The performance targets have been set for each of the Minimum, Target, and Maximum levels. The actual performance amount achieved is determined by the Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence, at the discretion of the Committee.
The compensation cost is based on the fair value at the grant date, is recognized over the requisite performance/service period using the straight-line method and is periodically adjusted for the probable number of shares to be awarded. As of April 30, 2025, unrecognized stock-based compensation expense totaled $3.5 million pursuant to the 2017 Plan based on outstanding awards under the Plan. This expense is expected to be recognized over approximately t hree
years.
Stock Repurchase Program
On April 7, 2022, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $5.0 million of its outstanding common stock, which became effective upon the completion of a prior share repurchase program. On December 1, 2022, the Board of Directors authorized an increase in the Company’s stock repurchase program, under which the Company may repurchase up to an additional $5.0 million of its outstanding common stock.
No
shares were repurchased during Q
1
FY
26
, leaving $
5.0
 million remaining under the share repurchase program at April
30
,
2025
. The share repurchase program has
no
expiration date but may be terminated by the Board of Directors at any time.

9.	Income Taxes
The Company’s provision for inc
ome
taxes for the three months ended April 30, 2025 and 2024 is based on the estimated annual effective tax rate, in addition to discrete items.
The Company’s effective tax rate for the first quarter of FY26 was 23.4%, which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions. The Company’s effective tax rate for the first quarter of FY25 was 19.0% which differs from the U.S. federal statutory rate of 21%, primarily due to rate differentials in foreign tax jurisdictions and the Global Intangible Low-Taxed Income (“GILTI”) provision and impacts from the final earn-out
adjustments related to the Pacific and Eagle acquisitions.
The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. The valuation allowance was $6.8 million and $6.6 million as of April 30, 2025 and January 31, 2025, respectively.
With the exception of our UK and China subsidiaries for which we accrue relevant deferred tax impacts related to non-indefinitely
reinvested cash, we consider the excess of the amount for financial reporting over the tax basis (including undistributed and previously taxed earnings) of investments in our other foreign subsidiaries as of April 30, 2025 to be indefinitely reinvested in the foreign jurisdictions on the basis of our specific plan for reinvestment and estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. Therefore, we have not provided for deferred taxes related to such excess or the relevant portions thereof and disclosed that the determination of any deferred taxes related to this excess is not practicable in those permanently reinvested jurisdictions. We have made no changes to our policy on indefinite reinvestment during the quarter ended April 30, 2025.

2
0

10.	Net (Loss) Income Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share as follows (in $000s except share and per share amounts):

	Three Months Ended April 30,
	2025	2024
Numerator:
Net (loss) income	( $3,913)	$1,653

Denominator:
Denominator for basic net (loss) income per share (weighted-average shares which exclude shares in the treasury, 1,358,208 at April 30, 2025 and 2024)	9,498,604	7,364,757
Effect of dilutive securities from restricted stock plan	—	217,692

Denominator for diluted net (loss) income per share (adjusted weighted average shares)	9,498,604	7,582,449

Basic net (loss) income per share	( $0.41)	$0.22

Diluted net (loss) income per share	( $0.41)	$0.22

For the three months ended April 30, 2025, 0.3
million shares of unvested restricted stock awards were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect. There were no shares of unvested restricted stock awards excluded from the calculation of diluted earnings per share for the three months ended April 30, 2024.

2
1

11.	Contingencies
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
During the third quarter of FY24, the Company sent a letter to the landlord outlining certain structural defects on the newly constructed facility in Monterrey, Mexico that would inhibit the Company from effectively utilizing the facility for its intended purpose. The Company has initiated discussions with the landlord as to potential remedies that may inform our decision-making process with respect to this property. Changes in our long-term intended use for the building may impact the carrying value of the currently recorded right of use asset.
General litigation contingencies
The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of April 30, 2025 and January 31, 2025, to the best of the Company’s knowledge, there were no significant outstanding claims or litigation.

2
2

12.	Segment Reporting
Domestic and international sales from continuing operations are as follows in millions of dollars:

	Three Months Ended April 30,
	2025	2024
Domestic	$20.7	$14.3
International	26.0	22.0

Total	$46.7	$36.3

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
Our US operations include a facility in Alabama (primarily the distribution to customers of the bulk of our products and the light manufacturing of our chemical, wovens, reflective, and fire products) and facilities in Iowa and Arkansas (fire services). The Company also maintains one manufacturing facility in China (primarily disposable and chemical suit production), a manufacturing facility in Mexico (primarily disposable, reflective, fire and chemical suit production), a manufacturing facility in Vietnam (primarily disposable production), a manufacturing facility in Argentina (primarily wovens and production), a manufacturing facility in Romania (boots), a manufacturing facility in New Zealand (helmets) and two small manufacturing facilities in India. Our China and Vietnam facilities produce a significant portion of the Company’s products. We evaluate the performance of these entities based on gross profit which is defined as net sales less cost of goods sold, and operating profit, which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in the USA, Canada, Mexico, Europe, Latin America, India, Russia, Kazakhstan, Australia, New Zealand and China, which sell and distribute products shipped from the United States, Mexico, China, Vietnam or India.

The table below represents information about reported segments for the three-month periods noted therein:

	Three Months Ended April 30,
	2025	2024
	(in millions of dollars)
Net Sales
US Operations (including Corporate)	$22.5	$15.9
Europe	12.1	6.0
Mexico	1.8	1.6
Asia	12.0	10.4
Canada	2.4	3.0
Latin America	4.3	4.9
Other foreign	4.7	4.5
Less intersegment sales	(13.1)	(10.0)

Consolidated sales	$46.7	$36.3

External Sales
USA Operations (including Corporate)	$20.7	$14.3
Europe	11.8	6.0
Mexico	1.2	1.1
Asia	3.6	3.3
Canada	2.3	3.0
Latin America	4.1	4.8
Other foreign	3.0	3.8

Consolidated external sales	$46.7	$36.3

Intersegment Sales
USA Operations (including Corporate)	$1.8	$1.6
Europe (UK)	0.3	—
Mexico	0.6	0.5
Asia	8.4	7.1
Canada	0.1	—
Latin America	0.2	0.1
Other foreign	1.7	0.7

Consolidated intersegment sales	$13.1	$10.0

	Three Months Ended April 30,
	2025	2024
	(in millions of dollars)
Cost of Goods Sold:
USA Operations (including Corporate)	$15.3	$9.1
Europe	8.9	4.5
Mexico	1.8	1.5
Asia	9.6	8.2
Canada	1.9	1.7
Latin America	2.9	2.2
Other foreign	3.1	2.7
Less intersegment cost of goods sold	(12.4)	(9.8)

Consolidated cost of goods sold	$31.1	$20.1

Gross Profit:
USA Operations (including Corporate)	$7.2	$6.8
Europe	3.2	1.5
Mexico	—	0.1
Asia	2.4	2.2
Canada	0.5	1.3
Latin America	1.4	2.7
Other foreign	1.6	1.8
Less intersegment loss	(0.7)	(0.2)

Consolidated gross profit	$15.6	$16.2

Operating Expenses:
USA Operations (including Corporate)	$10.7	$7.5
Europe	4.0	1.9
Mexico	0.7	0.5
Asia	1.5	1.2
Canada	0.7	1.0
Latin America	1.6	0.9
Other foreign	1.4	1.3
Less intersegment operating expenses	(0.3)	(0.3)

Consolidated operating expenses	$20.3	$14.0

Operating (Loss) Income:
USA Operations (including Corporate)	$(3.5)	$(0.7)
Europe	(0.8)	(0.4)
Mexico	(0.7)	(0.4)
Asia	0.9	1.0
Canada	(0.2)	0.3
Latin America	(0.2)	1.8
Other foreign	0.2	0.5
Less intersegment loss (income)	(0.3)	0.1

Operating (loss) income	($4.6)	$2.2

	As of April 30,	As of January 31,
	2025	2025
	(in millions of dollars)
Total Assets:
USA Operations (including Corporate)	$169.3	$167.4
Europe	63.2	60.3
Mexico	14.1	13.7
Asia	47.4	48.0
Canada	6.3	6.4
Latin America	22.9	21.7
Other foreign	19.6	18.3
Less intersegment	(124.7)	(123.3)

Consolidated assets	$218.1	$212.5

Total Assets Less Intersegment:
USA Operations (including Corporate)	$87.0	$85.6
Europe	57.7	55.3
Mexico	11.6	11.2
Asia	21.4	21.3
Canada	4.3	4.6
Latin America	18.3	18.0
Other foreign	17.8	16.5

Consolidated assets	$218.1	$212.5

Total Goodwill and Intangible Assets
USA Operations (including Corporate)	$17.0	$17.1
Europe	24.3	22.7
Other foreign	1.9	1.9

Consolidated goodwill and intangible assets	$43.2	$41.7

The table below presents external sales by product line:

	Three Months Ended April 30, (in millions of dollars)
	2025	2024
External Sales by product lines:
Disposables	$13.1	$13.2
Chemical	6.1	6.3
Fire	21.0	10.5
Gloves	0.3	0.5
High Visibility	1.0	1.2
High Performance Wear	1.6	1.2
Wovens	3.6	3.4

Consolidated external sales	$46.7	$36.3

13.	Subsequent Events
Second Quarter Dividend
On May 1, 2025, the Company’s Board of Directors declared a quarterly cash dividend. The quarterly dividend of $0.03 per share or approximately $0.3 million, was paid on May 22, 2025, to stockholders of record as of May 15, 2025.
Letter of Intent – Decatur, Alabama Warehouse Facility
Subsequent to April 30, 2025, the Company developed a plan to sell our warehouse facility in Decatur, Alabama. On June 6, 2025, the Company entered into a letter of intent to sell the warehouse facility to an unrelated party. The letter of intent includes a short-term lease on one of the existing warehouses. The sale is expected to close in the third quarter of FY26.

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

The forward-looking statements in this Form 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•

we are subject to risk as a result of our international manufacturing operations and are subject to the risk of doing business in foreign countries, particularly in China and Vietnam, including risks relating to the impacts of tariff policies, which could affect our ability to manufacture or sell our products, obtain products from foreign suppliers or control the costs of our products;

•

a terrorist attack, other geopolitical crisis, or widespread outbreak of an illness or other health issue, such as the COVID-19 pandemic, could negatively impact our domestic and/or international operations;

•	our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates;

•	we have manufacturing and other operations in China, Vietnam, and other countries which may be adversely affected by tariff wars and other trade maneuvers;

•	our results of operations may vary widely from quarter to quarter;

•	disruption in our supply chain, manufacturing or distribution operations could adversely affect our business;

•	climate change and other sustainability matters may adversely affect our business and operations;

•	some of our sales are to foreign buyers, which exposes us to additional risks;

•	because we do not have long-term commitments from many of our customers, we must estimate customer demand, and errors in our estimates could negatively impact our inventory levels and net sales;

•	we face competition from other companies, a number of which have substantially greater resources than we do;

•	our operations are substantially dependent upon key personnel;

•	technological change could negatively affect sales of our products and our performance;

•	cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and results of operations;

•

data privacy and security laws relating to the handling of personal information are evolving across the world and may be drafted, interpreted, or applied in a manner that results in increased costs, legal claims, fines against us, or reputational damage;

•	our success depends in part on our proprietary technology, and if we fail to successfully obtain or enforce our intellectual property rights, our competitive position may be harmed;

•	We are implementing a new enterprise resource planning system;

•	We have identified a material weakness in our internal control over financial reporting;

•	we deal in countries where corruption is an obstacle;

•	we are exposed to U.S. and foreign tax risks;

•	we may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims;

•	environmental laws and regulations may subject us to significant liabilities;

•	provisions in our restated certificate of incorporation and by-laws and Delaware law could make a merger, tender offer or proxy contest difficult;

•	we may not achieve the expected benefits from strategic acquisitions, investments, joint ventures, capital investments and other corporate transactions that we have pursued or may pursue;

•	we may need additional funds, and if we are unable to obtain these funds, we may not be able to expand or operate our business as planned;

•

adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations; and

•

the other factors referenced in this Form 10-Q, including, without limitation, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2025 Form 10-K.

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements that are based on current expectations. Furthermore, forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements after the date of this Form 10-Q, whether as a result of new information, future events or otherwise, except as may be required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. We qualify any and all of our forward-looking statements entirely by these cautionary factors.

Business Overview

We manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a network of over 2,000 global safety and industrial supply distributors. Our authorized distributors supply end users, such as integrated oil, chemical/petrochemical, automobile, transportation, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical, and high technology electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. In addition, we supply federal, state and local governmental agencies and departments, including fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mixture of end-users directly and to industrial distributors, depending on the particular country and market. In addition to the United States, sales are made into more than 50 foreign countries, the majority of which were into China, the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India, Uruguay, Middle East, Southeast Asia, New Zealand, Australia and Hong Kong.

The Company’s strong market position across its focus product categories and markets is supported by continued and increasing investment in its global footprint, particularly owning and operating its own manufacturing facilities, acquiring complementary companies or products that expand and enhance product offerings and/or geographic customer territories and investing in sales and marketing resources in countries around the world. We believe that ownership of manufacturing is the cornerstone of building a resilient supply chain and providing high-quality products to our customers. Having ten manufacturing locations in eight countries on five continents, and sourcing core raw materials from multiple suppliers in various countries affords Lakeland with superior manufacturing capabilities and supply chain resilience compared to our competitors who use contractors. Additionally, our focus on providing customers with best-in-class service includes the strategic location of our sales team members.

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

On December 16, 2024, the Company acquired U.S.-based Veridian Limited (Veridian) for cash consideration of approximately $26.1 million subject to post-closing adjustments and customary holdback provisions. Founded in 1992, Veridian is a leading provider of firefighter protective apparel, including fire and rescue garments, gloves and boots, with an annual revenue of approximately $21 million. Veridian has approximately 150 employees and is headquartered in Des Moines, Iowa.

On July 1, 2024, the Company acquired the fire and rescue business of LHD Group Deutschland GmbH and its subsidiaries in Hong Kong and Australia (collectively, “LHD”) in an all-cash transaction subject to post-closing adjustments and customary holdback provisions. Total consideration was $14.8 million, net of $1.5 million cash acquired, of which $15.5 million was paid to retire LHD’s debt and $0.8 million was paid to the seller at closing. LHD is a leading provider of firefighter turnout gear, accessories, and personal protective equipment, as well as decontamination, repair and maintenance services. LHD has 111 employees worldwide and is headquartered in Wesseling, Germany, with operations in Hong Kong and Australia.

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

Our net sales attributable to customers outside the United States were $26.0 million and $22.0 million for the three months ended April 30, 2025 and 2024, respectively.

We are continually monitoring the potential financial impact of the Russian invasion of Ukraine on our operations. For the three months ended April 30, 2025, sales in Russia were approximately 1.4% of our consolidated sales and sales into Ukraine were not significant. We do not have any capital assets in Russia.

Results of Operations

Three Months ended April 30, 2025, Compared to the Three Months Ended April 30, 2024

Net Sales. Net sales were $46.7 million for the three months ended April 30, 2025, an increase of $10.4 million or 28.7% compared to $36.3 million for the three months ended April 30, 2024. Sales of our Fire Services product line increased $10.5 million due to $9.8 million in sales from Veridian acquired in December 2024 and LHD acquired in July 2024, and $0.7 million growth in the product line. Our Industrials product line sales in Q1 FY26 were in line with Q1 FY25 with a slight contraction of $0.1 million.

Gross Profit. Gross profit for the three months ended April 30, 2025 was $15.6 million, a decrease of $0.6 million, or 3.7%, compared to $16.2 million for the three months ended April 30, 2024. Gross profit as a percentage of net sales decreased to 33.5% for the three-month period ended April 30, 2025, from 44.6% for the three months ended April 30, 2024. Gross profit performance declined in the three months ended April 30, 2025 due to revenue mix coupled with lower margins in our acquired businesses, higher manufacturing and freight costs. Our margins in the acquired businesses were impacted by the amortization of the write-up in inventory as part of purchase accounting.

Operating Expense. Operating expenses increased by $6.3 million, or 45.0%, from $14.0 million for the three months ended April 30, 2024 to $20.3 million for the three months ended April 30, 2025. This increase is attributable to the acquisitions of Veridian and LHD which increased operating expenses by $2.8 million. In addition, the Company incurred transaction-related expenses related to our acquisitions of $0.9 million coupled with severance costs of $0.6 million, costs of $0.2 million due to ongoing PFAS litigation and $0.6 million of costs associated with the Monterrey facility. The remaining increase was related to additional selling expenses including travel and trade shows, increased outbound freight, professional fees and administrative expenses of $1.1 million. During the quarter ended April 30, 2024, the Company evaluated the earnout consideration accrual related to the Eagle and Pacific acquisitions and reduced the accrual by $0.7 million, which was recorded as a reduction in operating expense. Operating expenses as a percentage of net sales were 43.4% for the three months ended April 30, 2025, up from 38.5% for the three months ended April 30, 2024, primarily due to the factors noted above.

Operating Loss. Operating loss was ($4.6) million for the three months ended April 30, 2025 compared to an operating profit of $2.2 million for the three months ended April 30, 2024, due to the impacts detailed above. Operating margins were (9.9%) for the three months ended April 30, 2025, as compared to 6.1% for the three months ended April 30, 2024.

Income Tax Expense (Benefit). Income tax expense consists of federal, state and foreign income taxes. Income tax benefit was $1.2 million for the three months ended April 30, 2025, compared to income tax expense of $0.4 million for the three months ended April 30, 2024. The income tax benefit is a result of the pre-tax operating loss in the three months ended April 30, 2025. The Company’s effective tax rate for the first quarter of FY26 was 23.4% which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions. The Company’s effective tax rate for the first quarter of FY24 was 19.0%, which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions and the GILTI provision, and the earn-out adjustments related to the Pacific and Eagle acquisitions.

Net Income (Loss). Net loss was ($3.9) million for the three months ended April 30, 2025 down from net income of $1.7 million for the three months ended April 30, 2024.

Liquidity and Capital Resources

At April 30, 2025, cash and cash equivalents were approximately $18.6 million, and working capital was approximately $104.4 million. Cash and cash equivalents increased $1.1 million, and working capital increased $2.8 million from January 31, 2025 due to the balance sheet fluctuations described below.

Of the Company’s total cash and cash equivalents of $18.6 million as of April 30, 2025, cash held in Latin America of $2.2 million, cash held in the UK of $2.5 million, cash held in Russia and Kazakhstan of $1.9 million, cash held in the EEC of $4.8, cash held in India of $0.6 million, cash held in Vietnam of $0.2 million, and cash held in Hong Kong of $0.1 million would not be subject to additional US tax in the event such cash was repatriated due to the change in the US tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). When the Company repatriates cash from China, of the $1.8 million balance at April 30, 2025, an additional 10% withholding tax may be incurred in that country. The Company expects to repatriate cash from China during FY 26 and in anticipation of doing so, has accrued withholding tax expense of $0.3 million as of April 30, 2025.

Cash used in operations was $4.9 million due to net loss of ($3.9) million, and an increase in working capital of $3.0 million offset by non-cash charges of $2.1 million. Net cash used in investing activities was $1.2 million for capital expenditures for our new ERP system and replacement of manufacturing equipment. Net cash provided by financing activities was $8.5 million due to $6.6 million borrowed under our credit facility to fund working capital increases and the addition of a $2.2 million working capital loan for Jolly to support their operations offset by dividends of $0.3 million, repayment of short-term borrowings of $0.2 million and $0.1 million in shares returned to pay income taxes on shares vested under our equity compensation program.

We believe our current cash, cash equivalents, borrowing capacity under our Loan Agreement, and the cash to be generated from expected product sales will be sufficient to meet our projected operating and investing requirements (including planned capital expenditures) for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we may need to utilize our available financial resources sooner than we currently expect.

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

Borrowings under the revolving credit facility bear interest at a rate per annum equal to the sum of (i) the greater of the daily Secured Overnight Financing Rate (“SOFR”) or an index floor of 1% plus (ii) the Applicable Rate (as defined in the Amended Loan Agreement). The Applicable Rate is based on a funded debt-to-EBITDA ratio (discussed below) and includes four different levels constituting a SOFR margin range from 1.25% to 2.00%. All outstanding principal and unpaid accrued interest under the revolving credit facility are due and payable on the maturity date. On a one-time basis, and subject to there not existing an event of default, the Company may elect to convert up to $5.0 million of the then outstanding principal of the revolving credit facility to a term loan facility with an assumed amortization of 15 years and the same interest rate and maturity date as the revolving credit facility. The Amended Loan Agreement provides for a fee on any difference between the line of credit commitment and the amount of credit it actually uses, determined by the daily amount of credit outstanding during the specified period. Such fee is calculated at the Applicable Rate and is payable quarterly.

The Company made certain representations and warranties to the Lender in the Amended Loan Agreement that are customary for credit arrangements of this type. The Company also agreed to maintain, as of the end of each fiscal quarter a minimum “basic fixed charge coverage ratio” (as defined in the Amended Loan Agreement) of at least 1.20x and a “funded debt to EBITDA ratio” (as defined in the Amended Loan Agreement) not to exceed 3.5x (with step-downs to 3.25x and 3.0x on February 1, 2026 and February 1, 2027, respectively), in each case for the trailing 12-month period ending with the applicable quarterly reporting period. In addition, the Company has agreed to maintain a springing “asset coverage ratio” (as defined in the Amended Loan Agreement) of at least 1.10x, but only to the extent that the maximum funded debt to EBITDA ratio exceeds 3.25x at any reporting period. The Company was in compliance with all of its debt covenants as of April 30, 2025.

Stock Repurchase Program. On April 7, 2022, the Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $5.0 million of its outstanding common stock, which became effective upon the completion of a prior share repurchase program. On December 1, 2022, the Board of Directors authorized an increase in the Company’s stock repurchase program, under which the Company may repurchase up to an additional $5.0 million of its outstanding common stock.

No shares were repurchased in the three months ended April 30, 2025 leaving $5.0 million remaining under the share repurchase program at April 30, 2025. The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

Quarterly Cash Dividend. On February 1, 2025, the Board of Directors declared a quarterly cash dividend. The quarterly dividend of $0.03 per share was paid on February 24, 2025, to stockholders of record as of February 17, 2025.

Capital Expenditures. Our capital expenditures for the three months ended April 30, 2025 of $1.2 million principally relate to capital investment in our new ERP system and some replacement equipment for our manufacturing sites. We anticipate FY26 capital expenditures to be approximately $3.0 million to replace existing equipment in the normal course of operations, expand our fire services products manufacturing capabilities and invest in our new ERP system. We expect to fund the capital expenditures from our cash flows from operations. The Company may also expend funds in connection with potential acquisitions.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our fiscal year 2025 Form 10-K. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult, or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2025 Form 10-K. There have been no significant changes in the application of our critical accounting policies during the three months ended April 30, 2025.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item, and therefore, no disclosure is required under Item 3 for the Company.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of April 30, 2025. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of April 30, 2025, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

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

Material Weakness in Internal Control over Financial Reporting

As previously disclosed in our 2025 Form 10-K, management identified certain deficiencies in the Company’s internal control over financial reporting that aggregated to a material weakness related to the completeness and accuracy of its foreign reporting packages. Specifically, the Company has undergone significant changes in size, complexity and geographic footprint primarily due to multiple acquisitions, and has numerous systems that process financially relevant data. Of these systems, Sage X3 (United States, Canada and the United Kingdom) and Kingdee (China and Hong Kong), were in the Company’s scope for testing of information technology general controls (“ITGCs”) in support of management’s assessment of internal control over financial reporting. The Company’s consolidation process is manual and based upon reporting packages submitted by the various locations. For those locations where the financially relevant systems were not in-scope and not subject to the Company’s testing of ITGCs, the financial reporting controls, as designed, do not adequately address the completeness and accuracy of the foreign reporting packages. The reporting packages form the basis of multiple controls, including a key management review control designed to detect a material misstatement in the Company’s consolidated financial statements as well as other controls. Additionally, the Company did not update the control activities documentation for numerous locations and, in some cases, did not change control processes to reflect changes in operating structure. This contributed to the material weakness disclosed in our 2025 Form 10-K in the Company’s internal controls.

Management’s Remediation Plan and Status

In response to the material weakness, management has taken, or is in the process of taking, the following actions:

•	Implementing an enterprise resource planning (“ERP”) system, which is expected to roll out in phases over the next several years. Phase I should be completed by the end of the 2026 fiscal year;

•

Established a technology committee of the Board of Directors to oversee the role of technology in executing the Company’s business strategy and risks associated with technology strategies, major technology investments, operational performance and technology trends; and

•	Migrating substantially all of our operations to a common accounting system and utilizing a common chart of accounts and improved accounting close and revise procedures.

While we have taken steps to remediate the identified material weakness and will continue to complete the remediation process as quickly as possible, we cannot at this time estimate how long it will take to remediate this material weakness. The material weakness will not be considered remediated until the controls are designed, implemented, and operate for a sufficient period of time and management has concluded, through independent testing, that these controls are operating effectively. As management continues to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting, we may take additional measures to address these control deficiencies or modify certain remediation measures described above.

Changes in Internal Control Over Financial Reporting

Other than continuing to make progress on the ongoing remediation efforts described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2025 that materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On April 7, 2022, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $5 million of its outstanding common stock (the “Share Repurchase Program”). The Share Repurchase Program became effective upon the completion of a prior Share Repurchase Program. The Share Repurchase Program has no expiration date; however, it may be terminated by the Board of Directors at any time. On December 1, 2022, the Board of Directors authorized an increase in the Share Repurchase Program under which the Company may repurchase up to an additional $5 million of its outstanding common stock.
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
The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as d efine
d in Rule
10b-18(a)(3)
of the Exchange Act, of shares of the Company’s common stock during the first quarter of fiscal 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Programs (2)
February 1 – February 28	3,453	$—	—	$5,030,479
March 1 – March 31	—	$—	—	$5,030,479
April 1 – April 30	2,716	$—	—	$5,030,479
Total	6,169	$—	—	$5,030,479

(1)	Includes withholding of 6,169 restricted shares to cover taxes on vested restricted shares during the first quarter of FY26.
(2)	Represents the amount remaining under our share repurchase program as of April 30, 2025.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibits:

* Filed herewith

† Furnished herewith

3.1	Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc.’s Registration Statement on Form S-8 filed on September 3, 2021)

3.2	Amended and Restated Bylaws of Lakeland Industries Inc. (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 8-K filed April 28, 2017)

10.1*	Amended and Restated Lakeland Industries, Inc. Employee Stock Purchase Plan

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934

32.1†	Certification of Chief Executive Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended April 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND INDUSTRIES, INC. (Registrant)

Date: June 9, 2025	/s/ James M. Jenkins
James M. Jenkins,
Chief Executive Officer, President and Executive Chairman (Principal Executive Officer and Authorized Signatory)

Date: June 9, 2025	/s/ Roger D. Shannon
Roger D. Shannon,
Chief Financial Officer and Secretary (Principal Financial Officer and Authorized Signatory)

39