Form 10-Q
period 2025-07-31
LAKELAND INDUSTRIES INC
filed 2025-09-09
CIK 798081

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act) Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 29, 2025
Common Stock, $0.01 par value per share	9,570,618 Shares

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

PART I - FINANCIAL INFORMATION:

LAKELAND INDUSTRIES, INC.
AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
($000’s except for share and per share information)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net sales	$52,496	$38,512	$99,242	$74,822
Cost of goods sold	33,678	23,277	64,780	43,403

Gross profit	18,818	15,235	34,462	31,419
Operating expenses	19,283	16,826	39,561	30,809
Lease impairments	3,577	—	3,577	—

Operating (loss) income	(4,042)	(1,591)	(8,676)	610
Other income, net	38	165	144	177
Interest expense	(445)	(370)	(1,028)	(542)

(Loss) income before taxes	(4,449)	(1,796)	(9,560)	245
Income tax benefit	(5,215)	(420)	(6,413)	(32)

Net income (loss)	$766	$(1,376)	$(3,147)	$277

Net income (loss) per common share:
Basic	$0.08	$(0.19)	$(0.33)	$0.04

Diluted	$0.08	$(0.19)	$(0.33)	$0.04

Weighted average common shares outstanding:
Basic	9,530,082	7,390,873	9,506,604	7,371,358
Diluted	10,093,855	7,390,873	9,506,604	7,648,300
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
($000’s)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net income (loss)	$766	$(1,376)	$(3,147)	$277
Other comprehensive income (loss):
Foreign currency translation adjustments	2,145	950	2,896	1,108

Comprehensive income (loss)	$2,911	$(426)	$(251)	$1,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(000’s except for share information)

ASSETS	July 31, 2025	January 31, 2025
Current assets
Cash and cash equivalents	$17,749	$17,476
Accounts receivable, net of allowance for doubtful accounts of $1,028 and $1,237 at July 31, 2025 and January 31, 2025, respectively	30,931	27,607
Inventories, net	90,202	82,739
Prepaid VAT and other taxes	1,869	2,598
Assets held for sale	1,384	—
Income tax receivable and other current assets	4,929	6,111
Total current assets	147,064	136,531
Property and equipment, net	13,539	13,948
Operating leases right-of-use assets	9,031	13,917
Deferred tax assets	14,232	6,270
Other assets	1,384	122
Goodwill	15,047	16,240
Intangible assets, net	26,007	25,503

Total assets	$226,304	$212,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,116	$15,742
Accrued compensation and benefits	5,136	4,501
Other accrued expenses	10,347	8,130
Income tax payable	1,375	1,993
Current portion of loans payable	1,639	939
Current portion of operating lease liabilities	3,608	3,602

Total current liabilities	40,221	34,907
Deferred income taxes	1,578	3,891
Loans payable – long term	28,100	16,426
Long-term portion of operating lease liabilities	9,143	10,681

Total liabilities	79,042	65,905

Commitments and contingencies (Note 1 2 )
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $0.01 par; authorized 20,000,000 shares Issued 10,909,279 and 10,856,812; outstanding 9,551,071 and 9,498,604 at July 31, 2025 and January 31, 2025, respectively	109	109
Treasury stock, at cost; 1,358,208 shares at July 31, 2025 and January 31, 2025, respectively	(19,979)	(19,979)
Additional paid-in capital	124,594	123,136
Retained earnings	46,602	50,320
Accumulated other comprehensive loss	(4,064)	(6,960)

Total stockholders’ equity	147,262	146,626

Total liabilities and stockholders’ equity	$226,304	$212,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(000’s except for share information)

	Six Months Ended July 31, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
		($000’s)		($000’s)	($000’s)	($000’s)	($000’s)	($000’s)
Balance, January 31, 2025	10,856,812	$109	(1,358,208)	$(19,979)	$123,136	$50,320	$(6,960)	$146,626
Net loss	—	—	—	—	—	(3,913)	—	(3,913)
Other comprehensive income	—	—	—	—	—	—	751	751
Dividends ($0.03 per share)	—	—	—	—	—	(285)	—	(285)
Stock-based compensation:
Restricted stock issued	15,739	—	—	—		—	—	—
Restricted stock plan	—	—	—	—	329	—	—	329
Return of shares in lieu of payroll withholding	—	—	—	—	(126)	—	—	(126)

Balance, April 30, 2025	10,872,551	$109	(1,353,208)	$(19,979)	$123,339	$46,122	$(6,209)	$143,382

Net income	—	—	—	—	—	766	—	766
Other comprehensive income	—	—	—	—	—	—	2,145	2,145
Dividends ($0.03 per share)	—	—	—	—	—	(286)	—	(286)
Stock-based compensation:
Restricted stock issued	36,728	——	—	—		—	—	—
Restricted stock plan	—	—	—	—	1,411	—	—	1,411
Return of shares in lieu of payroll withholding	—	—	—	—	(156)	—	—	(156)

Balance, July 31, 2025	10,909,279	$109	(1,358,208)	$(19,979)	$124,594	$46,602	$(4,064)	$147,262

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(000’s except for share information)

	Six Months Ended July 31, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
		($000’s)		($000’s)	($000’s)	($000’s)	($000’s)	($000’s)
Balance, January 31, 2024	8,722,965	$87	(1,358,208)	$(19,979)	$79,420	$69,282	$(5,360)	$123,450
Net income	—	—	—	—	—	1,653	—	1,653
Other comprehensive income	—	—	—	—	—	—	158	158
Dividends ($0.03 per share)	—	—	—	—	—	(221)	—	(221)
Stock-based compensation:
Restricted stock issued	13,058	—	—	—		—	—	—
Restricted stock plan	—	—	—	—	198	—	—	198
Return of shares in lieu of payroll withholding	—	—	—	—	(129)	—	—	(129)

Balance, April 30, 2024	8,736,023	$87	(1,358,208)	$(19,979)	$79,489	$70,714	$(5,202)	$125,109

Net (loss)	—	—	—	—	—	(1,376)	—	(1,376)
Other comprehensive income	—	—	—	—	—	—	950	950
Dividends ($0.03 per share)	—	—	—	—	—	(221)	—	(221)
Stock-based compensation:
Restricted stock issued	18,789	—	—	—		—	—	—
Restricted stock plan	—	—	—	—	428	—	—	428
Return of shares in lieu of payroll withholding	—	—	—	—	(174)	—	—	(174)

Balance, July 31, 2024	8,754,812	$87	(1,358,208)	$(19,979)	$79,743	$69,117	$(4,252)	$124,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
($000’
S
)

	Six Months Ended July 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	($3,147)	$277
Adjustments to reconcile net (loss) income to net cash (used in) operating activities
Deferred income taxes	(10,279)	(355)
Depreciation and amortization	2,406	1,792
Lease impairments	3,577	—
Amortization of step-up in inventory basis	854	—
Stock based and restricted stock compensation	1,740	627
Gain on disposal of property and equipment	(3)	—
Equity in loss of equity investment	—	245
Change in fair value of earnout consideration	—	(711)
Change in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable, net	(2,589)	475
Inventories	(6,163)	(4,265)
Prepaid VAT and other taxes	730	735
Other assets	454	(5,751)
Accounts payable	1,846	7,063
Accrued expenses and other liabilities	1,146	(4,251)
Operating lease liabilities	(232)	66

Net cash (used in) operating activities	(9,660)	(4,053)

Cash flows from investing activities:
Purchases of property and equipment	(2,130)	(842)
Acquisitions, net of cash acquired	—	(22,950)
Investments in convertible debt instruments	—	(639)

Net cash (used in) investing activities:	(2,130)	(24,431)

Cash flows from financing activities:
Term loan borrowings	2,066	2,912
Payments on debt facilities	(4,101)	(3,418)
Credit line borrowings	13,830	28,300
Dividends paid	(571)	(442)
Shares returned to pay employee taxes under restricted stock program	(283)	(304)

Net cash provided by financing activities	10,941	27,048

Effect of exchange rate changes on cash and cash equivalents	1,122	1,094

Net increase (decrease) in cash and cash equivalents	273	(342)
Cash and cash equivalents at beginning of period	17,476	25,222

Cash and cash equivalents at end of period	$17,749	$24,880

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,024	$542

Cash paid for taxes	$1,692	$1,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Business
Lakeland Industries, Inc. and Subsidiaries, doing business as “Lakeland Fire + Safety” (“Lakeland,” the “Company,” “we,” “our” or “us”), manufacture and sell a comprehensive line of fire services and industrial protective clothing and accessories for the industrial and first responder markets. Our products are sold globally by our in-house
sales teams, our customer service group, and authorized independent sales representatives to a strategic global network of selective fire safety and industrial distributors and wholesale partners. Our authorized distributors supply end users across various industries, including integrated oil, chemical/petrochemical, automobile, transportation, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical and high-tech electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. We also supply federal, state and local governmental agencies and departments, including fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mix of end-users
directly and to industrial distributors, depending on the particular country and market. In addition to the United States (U.S.), sales are made into more than 50 foreign countries, the majority of which were into China, the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India, Uruguay, Middle East, Southeast Asia, Australia, Hong Kong and New Zealand.

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
filed on April 17, 2025.
In this Form
10-Q,
(a) “FY” means fiscal year; thus, for example, FY26 refers to the fiscal year ending January 31, 2026, (b) “Q” refers to quarter; thus, for example, Q2 FY26 refers to the second quarter of the fiscal year ending January 31, 2026, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet, and (d) “Statement of Operations” refers to the unaudited condensed consolidated statement of operations.
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
Veridian’s operating results are included in our consolidated financial statements from the acquisition date. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. Veridian’s operating results and assets, including acquired intangibles and goodwill, are reported as part of U.S. in our geographic segment reporting.
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

Assets acquired and liabilities assumed in connection with the acquisition were recorded at estimated fair values. Estimated fair values were determined by management, based in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the estimated fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges, the relief from royalty method for trade names and trademarks. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. Cash flow forecasts were generally based on Veridian’s pre-acquisition
forecasts and management estimates. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. Amortization of Veridian’s identifiable intangible assets will be deductible for tax purposes.
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
Due to the timing of the completion of the acquisition, the purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding assets acquired and liabilities assumed, and revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals of inventory, customer relationships, tangible assets and intangible assets. Changes to the purchase price allocation could be significant. The purchase price allocation will be finalized within the measurement period of up to one year from the acquisition date.
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
In Q2 FY26, the Company finalized the purchase price allocation for the LHD acquisition. Measurement period adjustments totaling $2.3 million from the initial preliminary estimates resulted in changes to net working capital, customer relationship intangible assets, lease liabilities, other liabilities and goodwill.
The following table summarizes the fair values of the LHD assets acquired and liabilities assumed at the date of the acquisition and reflective of measurement period adjustments:

Net working capital acquired, including cash of $ 1.5 million	$5,660
Property, plant and equipment	801
Right of use assets	2,613
Customer relationships	5,021
Trade names and trademarks	1,296

Technological know-how	270
Other	(76)
Goodwill	5,267
Lease liabilities	(2,613)
Other liabilities assumed	(1,947)

Total net assets acquired	$16,292

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
Pro forma combined financial information (Unaudited)

(in millions, except per share amounts)	Three Months Ended July 31, 2024	Six Months Ended July 31, 2024
Net sales	$45,278	$95,017
Net (loss) income	$(1,520)	$260
Basic (loss) earnings per share	$(0.16)	$0.03
Diluted (loss) earnings per share	$(0.16)	$0.03
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

4.	Inventories
Inventories consist of the following (in $000s):

	July 31, 2025	January 31, 2025
Raw materials	$44,351	$39,344
Work-in-process	2,371	2,692
Finished goods	47,648	44,158
Excess and obsolete adjustments	(4,168)	(3,455)

Total inventories	$90,202	$82,739

5.	Assets Held for Sale
According to ASC 360,
“Impairment and Disposal of Long-Lived Assets”,
an asset is considered to be held for sale when all of the following criteria are met: (i) management commits to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition; (iii) an active program to locate a buyer and complete the sale has been initiated; (iv) the sale of the asset is probable and expected to be completed within one year; (v) the asset is actively being marketed for a reasonable sales price; and (vi) it is unlikely that the plan will be significantly modified or withdrawn.
During Q2 FY26, the Company determined that it met the held for sale criteria pursuant to ASC 360,
“Impairment and Disposal of Long-Lived Assets”
on the Decatur, Alabama warehouse facility. The Company recorded assets held for sale at the lower of their carrying value or fair value less costs to sell. The total carrying value of the assets held for sale at July 31, 2025 was $1.4 million and is separately recorded on the condensed consolidated balance sheets. See Note
1
3 for further information.

6.	Goodwill and Intangible Assets, Net
Changes in the carrying amount of goodwill for the three and six months ended July 31, 2025 and 2024, are as follows (in $000s):

	2025	2024
Balance at January 31,	$16,240	$13,669
Currency translation	842	—
Acquisitions	—	1,546

Balance at April 30,	$17,082	$15,215

Measurement period adjustments	(2,340)	(359)
Currency translation	305	—
Acquisitions	—	5,442

Balance at July 31,	$15,047	$20,298

Changes in intangible assets, net, during the three and six months ended July 31, 2025 and 2024, are as follows (in $000s):

	2025	2024
Balance at January 31,	$25,503	$6,830
Acquisitions	—	1,242
Amortization	(381)	(150)
Currency translation	1,026	—

Balance at April 30,	$26,148	$7,922

Amortization	(404)	(197)
Currency translation	479	—
Acquisitions	—	6,727
Measurement period adjustments	(216)	46

Balance at July 31,	$26,007	$14,498

Amortization expense was $0.4 million and $0.2 million in the three months ended July 31, 2025 and 2024, respectively, and $0.8 million and $0.3 million in the six months ended July 31, 2025 and 2024, respectively and was included in operating expenses on the Condensed Consolidated Statements of Operations.

7 .	Long-Term Debt
Revolving Credit Facility
On June 25, 2020, the Company entered into a Loan Agreement (the “Original Loan Agreement”) with Bank of America, N.A. (“Lender”), as amended by Amendment No. 1 to the Loan Agreement, dated June 18, 2021 (“Amendment No. 1”), Amendment No. 2 to the Loan Agreement, dated March 3, 2023 (“Amendment No. 2”), Amendment No. 3 to the Loan Agreement, dated November 30, 2023 (“Amendment No. 3”), Amendment No. 4 to the Loan Agreement, dated March 28, 2024 (“Amendment No. 4”), Amendment No. 5 to the Loan Agreement, dated December 12, 2024 (“Amendment No. 5”), and Amendment No. 6 to the Loan Agreement, dated July 7, 2025 (“Amendment No. 6” and, collectively with Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4, and Amendment No. 5, the “Loan Agreement Amendments”; and the Original Loan Agreement, as amended by the Loan Agreement Amendments, the “Amended Loan Agreement”).
The Amended Loan Agreement provides the Company with a secured revolving credit facility of up to $60.0 million of borrowings from December 12, 2024 through January 31, 2026 and of up to $50.0 million of borrowings from February 1, 2026 through January 31, 2027 (in each case, such limits remain subject to a reduction to no less than $
40.0
 million from the net proceeds of equity issuances if the Company raises capital during such periods). The revolving credit facility includes a $10.0 million letter of credit sub-facility.
On January 24, 2025, as required by the Amended Loan Agreement, the Company used certain net proceeds of its equity issuance to reduce the principal amount outstanding under the Amended Loan Agreement. As a result thereof, the maximum principal amount under the revolving credit facility was reduced to $40.0 million. The credit facility matures on December 12, 2029.
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
The Company made certain representations and warranties to the Lender in the Amended Loan Agreement that are customary for credit arrangements of this type. The Company also agreed to maintain, as of the end of each fiscal quarter a minimum “basic fixed charge coverage ratio” (as defined in the Amended Loan Agreement) of at least 1.20x and a “funded debt to EBITDA ratio” (as defined in the Amended Loan Agreement) not to exceed 3.5x (with step-downs to 3.25x and 3.0x on February 1, 2026 and February 1, 2027, respectively), in each case for the trailing
12-month
period ending with the applicable quarterly reporting period. In addition, the Company has agreed to maintain a springing “asset coverage ratio” (as defined in the Amended Loan Agreement) of at least 1.10x, but only to the extent that the maximum funded debt to EBITDA ratio exceeds 3.25x at any reporting period. The Company was in compliance with all of its debt covenants as of July 31, 2025.
The Company also agreed to certain negative covenants under the Amended Loan Agreement that are customary for credit arrangements of this type, including restrictions regarding the ability of the Company and/or its subsidiaries to conduct business, grant liens, make certain investments, and incur additional indebtedness, which negative covenants are subject to certain exceptions. Moreover, the Amended Loan Agreement contains restrictions on the Company’s ability to enter into mergers and other business combination transactions and to purchase or acquire other businesses or their assets, although the Company may purchase a business or its assets without the consent of the Lender if the aggregate amount of consideration paid for by the Company is less than
$26.0 million for any individual acquisition or $36.0 million on a cumulative basis for all such acquisitions or purchases subsequent to the date of Amendment No. 5. The Amended Loan Agreement also authorizes the Company to enter into additional lines of credit or incur liabilities in connection with the acquisitions of foreign subsidiaries in foreign countries where the Lender lacks a physical presence (such amounts not to exceed $10.0 million in the aggregate).

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
As of July 31, 2025, the Company had no borrowings outstanding on the letter of credit sub-facility
and borrowings of $24.9 million outstanding under the revolving credit facility, and there was $15.1 million of additional available credit under the Loan Agreement. As of January 31, 2025, the Company had no borrowings outstanding on the letter of credit sub-facility
and borrowings of $13.2 million outstanding under the revolving credit facility, and there was $26.8 million of additional available credit under the Loan Agreement. The interest rate on outstanding borrowings was 6.47% at July 31, 2025 and January 31, 2025.
Lakeland UK Borrowings
On December 31, 2014, the Company and Lakeland Industries Europe, Ltd. (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with HSBC Bank to provide for (i) a one-year
extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1.3 million (approximately $1.9 million, based on exchange rates at time of closing) to £1.5 million (approximately $2.3 million, based on exchange rates at time of closing), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £0.4 million (approximately $0.6 million, based on exchange rates at the time of closing) of the note payable by Lakeland UK to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. This agreement has been subsequently amended with the most recent amendment dated March 8, 2022. The cumulative result of the amendments through March 8, 2022, reflects a reduction of the service charge to 0.765%. The agreement can be terminated with three months’ notice. There were no borrowings outstanding under this facility at July 31, 2025 and January 31, 2025.
Pacific Helmets Borrowings
Pacific Helmets has a term loan facility with the Bank of New Zealand. The facility includes two term loans. The first term loan of 1.5 million NZD matures on December 17, 2025, carries an interest rate of 2.3% per annum and requires monthly payments of 19,350.27
NZD with the outstanding balance due upon maturity. The second term loan of
0.5
million NZD matures on November 18, 2026, carries an interest rate of
 8.07% per annum and requires monthly payments of 10,545
NZD with the outstanding balance due upon maturity. As of July 31, 2025 and January 31, 2025, the outstanding balance under the term loans was
$0.4 million and $0.5 million, respectively.
Jolly Borrowings
On May 9, 2024, Jolly entered into a term loan agreement for 1.5 million EUR to support working capital requirements with Banca Intesa Spa. The term loan matures on March 31, 2027, and carries an interest rate of 5.42%. The term loan is being repaid in 11 quarterly installments of 0.1 million EUR. The loan is guaranteed by SACE S.p.A., the Italian state-owned export credit finance agency.
On March 6, 2025, Jolly entered into a term loan agreement for 2.0 million EUR to support working capital requirements with Banca Intesa Spa. The term loan matures on September 30, 2028, and carries an interest rate with a fixed rate portion of 1.45% and
a
variable rate portion based on the three-month EURIBOR rate. The interest rate at July 31, 2025 was 3.935%. The term loan will be repaid in 11 quarterly installments of 0.2 million EUR, beginning September 30, 2025. Interest payments are made quarterly. The loan is guaranteed by SACE S.p.A., the Italian state-owned export credit finance agency.

During the three months ended July 31, 2025, Jolly repaid the advance of 1.2 million EUR to BNL Bank which was used as an advance on an
Italian firefighters’ contract
 that was shipped during the quarter. Interest on the advance was Euribor plus 1.0%.
As of July 31, 2025 and January 31, 2025, the outstanding balance under the term loans was $3.4 million and $2.5 million, respectively.
LHD Borrowings
Prior to the Company’s acquisition, LHD secured a federally guaranteed term loan of 0.8 million EUR from Commerzbank AG under the “KfW Quick Loan 2020” program, launched by the German government in 2020 to support small and medium-sized
enterprises affected by the
COVID-19
crisis. Repayments of the loan, which matures on June 30, 2030, are made in quarterly installments of 25,000 EUR. The loan carries an interest rate of 3% per annum, with interest payments being due in arrears at the end of each quarter. As of July 31, 2025 and January 31, 2025, the outstanding balance was $0.7 million.
Veridian Borrowings
Prior to the Company’s acquisition, in February 2024, Veridian secured a term loan with U.S. Bank for a piece of equipment. The loan is for 60 months with monthly payments of approximately $8,000. The interest rate on the loan is 5.13%. As of July 31, 2025 and January 31, 2025, the outstanding balance was $0.3 million and $0.4 million, respectively.
Approximate maturities of our term loans over the next five years from July 31, 2025, are $1.2 million in FY26, $1.7 million in FY27, $1.2 million in FY28, $0.4 million in FY29, and $25.2 million thereafter.

8 .	Concentration of Risk
Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, and trade receivables. The concentration of credit risk with respect to trade receivables is generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across geographic areas principally within the U.S. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited. The Company does not require customers to post collateral.
The Company’s foreign financial depositories are Bank of America; China Construction Bank; Bank of China; China Industrial and Commercial Bank; HSBC (UK); Royal Bank of Scotland, Rural Credit Cooperative of Shandong; Postal Savings Bank of China; Punjab National Bank; HSBC in India, Argentina, Australia and UK; Raymond James in Argentina; TD Canada Trust; Banco Itaú S.A., Banco Credito Inversione in Chile; Banco Mercantil Del Norte SA in Mexico; ALFA Bank and Bank Uralsib in Russia, JSC Bank Centercredit in Kazakhstan; Bank of New Zealand in New Zealand; BNL Gruppo Paribas, Banca Monti Dei ‘Paschi and Banca Intesa Spa in Italy; BCR in Romania; NAB in Australia: and Commerzbank AG in Germany. The Company monitors its financial depositories by their credit rating, which varies by country. Additionally, cash balances in banks in the U.S. are insured by the Federal Deposit Insurance Corporation subject to certain limitations. As of July 31, 2025, approximately $2.2 million was
h
e
l
d in U.S. bank accounts
,
and approximately $15.5 million was
h
e
l
d in foreign bank accounts, of which $17.0 million was uninsured. As of January 31, 2025, approximately $1.3 million was
h
e
l
d in U.S. bank accounts and approximately $16.2 million was
h
e
l
d in foreign bank accounts, of which $16.7 million was uninsured.

9 .	Stockholders’ Equity
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
The Company recognized total stock-based compensation costs, which are reflected in operating expenses (in $000’s):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	202 5	202 4
2017 Plan:
Total restricted stock and stock option programs	$1,411	$428	$1,740	$627
Total income tax expense recognized for stock-based compensation arrangements	$296	$90	$365	$132

Restricted Stock and Restricted Stock Units
Under the 2017 Plan, as described above, the Company awarded performance-based and service-based shares of restricted stock and restricted stock units to eligible employees and directors. The following table summarizes the activity under the 2017 Plan for the six months ended July 31, 2025 and 2024, respectively. The tables below reflect the amount of awards granted and the number of shares that would be vested if the Company were to achieve the maximum performance level under the then-outstanding grants.
Changes in performance-based and service-based shares outstanding during the six months ended July 31, 2025 are as follows:

	Performance- Based	Service- Based	Unrestricted Stock Awards	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2025	69,670	182,135	—	251,805	$17.36
Awarded	265,874	127,076	27,258	420,208	$16.12
Vested	(3,304)	(31,393)	(27,258)	(61,955)	$16.18
Forfeited	(29,485)	(16,801)	—	(46,286)
Outstanding at July 31, 2025	302,755	261,017	—	563,772	$17.62

Changes in performance-based and service-based shares outstanding during the six months ended July 31, 2024 are as follows:

	Performance- Based	Service- Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2024	82,330	112,890	195,220	$16.61
Awarded	27,042	112,256	139,298	$19.18
Vested	—	(39,062)	(39,062)	$20.27
Forfeited	(4,281)	(14,234)	(18,515)
Outstanding at July 31, 2024	105,091	171,850	276,941	$17.08
For performance-based awards granted in FY23, FY24 and FY25, the actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a three-year performance measurement period based on measures determined in advance by the Compensation Committee of the Board of Directors of the Company. For the 2022 grants, the performance measures include Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) margin, revenue growth, and return on invested capital. Performance measures for the 2023 grants are revenue growth, EBITDA margin and return on invested capital. The performance measures for the April 2024 grants are aggregate revenue during FY25, FY26, and FY27, EBITDA margin and free cash flow margin.
With respect to performance-based awards granted in May 2025, the performance measures are the Company’s total revenue, the Company’s fire segment revenue, and its adjusted EBITDA. Each of these metrics will be independently measured against Minimum, Target, and Maximum performance targets established by the Compensation Committee, against which the Company’s performance will be measured on an annual basis at the end of each fiscal year beginning January 31, 2029 through January 31, 2031. With respect to performance-based awards granted in July 2025, the performance measures are annual revenue, adjusted EBITDA, free cash flow margin, and individual executive goals.
For all performance-based awards, the performance targets have been set for each of the Minimum, Target, and Maximum levels. The actual performance amount achieved is determined by the Compensation Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence, at the discretion of the Compensation Committee.
The compensation cost is based on the fair value at the grant date, is recognized over the requisite performance/service period using the straight-line method and is periodically adjusted for the probable number of shares to be awarded. As of July 31, 2025, unrecognized stock-based compensation expense totaled $8.0 million pursuant to the 2017 Plan based on outstanding awards under the Plan. This expense is expected to be recognized over approximately three years.
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
No shares were repurchased during Q2 FY26, leaving $5.0 million remaining under the share repurchase program at July 31, 2025. The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

10 .	Income Taxes
The Company’s provision for income taxes for the three months ended July 31, 2025 and 2024 is based on the estimated annual effective tax rate, in addition to discrete items.
The Company’s effective tax rate for the three months ended July 31, 2025 was 117.2% and 67.08% for the six months ended July 31, 2025. Both differ from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions. The Company’s effective tax rate for the three months ended July 31, 2024 was 23.4% and (13.1)% for the six months ended July 31, 2024. Both differ from the U.S. federal statutory rate of 21%, primarily due to the mix of income in various foreign tax jurisdictions, the impacts from Global Intangible
Low-Taxed
Income (“GILTI”) and stock compensation vestings, partially offset by foreign withholding taxes accrued during the respective periods.
The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. The valuation allowance was $10.5 million and $6.6 million as of July 31, 2025 and January 31, 2025, respectively.

With the exception of our UK and China subsidiaries for which we accrue relevant deferred tax impacts related to non-indefinitely
reinvested cash, we consider the excess of the amount for financial reporting over the tax basis (including undistributed and previously taxed earnings) of investments in our other foreign subsidiaries as of July 31, 2025 to be indefinitely reinvested in the foreign jurisdictions on the basis of our specific plan for reinvestment and estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. Therefore, we have not provided for deferred taxes related to such excess or the relevant portions thereof and disclosed that the determination of any deferred taxes related to this exces
s i
s not practicable in those permanently reinvested jurisdictions. We have made no changes to our policy on indefinite reinvestment during the six months ended July 31, 2025.

1 1 .	Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share as follows (in $000s except share and per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$766	$(1,376)	$(3,147)	$277

Denominator:
Denominator for basic net income (loss) per share (weighted-average shares which exclude 1,358,208 treasury shares for the periods ended July 31, 2025 and 2024)	9,530,082	7,390,873	9,506,604	7,371,358
Effect of dilutive securities from restricted stock plan	563,773	—	—	276,942

Denominator for diluted net income (loss) per share (adjusted weighted average shares)	10,093,855	7,390,873	9,506,604	7,648,300

Basic net income (loss) per share	$0.08	$(0.19)	$(0.33)	$0.04

Diluted net income (loss) per share	$0.08	$(0.19)	$(0.33)	$0.04

There were no shares of unvested restricted stock awards excluded from the calculation of diluted earnings per share for the three months ended July 31, 2025. For the six months ended July 31, 2025, 0.4 million shares of unvested restricted stock awards were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect. For the three months ended July 31, 2024, 0.3 million shares of unvested restricted stock awards were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect. There were no shares of unvested restricted stock awards excluded from the calculation of diluted earnings per share for the six months ended July 31, 2024.

1 2 .	Contingencies
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
In June 2025, the Company initiated legal action against the landlord seeking rescission of the lease due to unremediated structural defects on the newly constructed facility in Monterrey, Mexico that prevented the Company from effectively utilizing the facility for its intended purpose. The case was dismissed by the Court and the Company is appealing the ruling. During the three months ended July 31, 2025, the Company assessed the carrying value of the right-of-use asset associated with the lease and concluded the asset was impaired given that (i) the space is not usable for its intended purpose; (ii) no economic benefits are expected to be derived during the appeal process; and (iii) the likelihood of recovery of the carrying value of the right-of-use asset is remote. A lease impairment charge of
$3.6
million was recorded during the three months ended July 31, 2025 on the condensed consolidated statement of operations.
The Company is involved in various claims, actions, and legal proceedings arising in the ordinary course of business, including multiple lawsuits pending in the aqueous film forming foam (“AFFF”) multi-district litigation consolidated in the United States District Court of South Carolina, Charleston Division. These cases involve allegations that plaintiffs were exposed to Per- and polyfluoroalkyl substances (“PFAS”) in the course of their careers as firefighters. Plaintiffs allege they were exposed to PFAS contained in AFFF and firefighter turnout gear. The Company is also named alongside several defendants in a class action regarding firefighter turnout gear pending in the United States District Court of Connecticut, styled as Uniformed Professional Fire Fighters Association of Connecticut et al. v. 3M Company et al., Case No. 3:24-CV-01101. The case seeks certification of a fire fighter class, a nationwide purchaser class, and a Connecticut purchaser subclass. The Company’s exposure in these matters to losses, if any, is not reasonably estimable at this time.
General litigation contingencies
The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of July 31, 2025 and January 31, 2025, to the best of the Company’s knowledge, there were no significant outstanding claims or litigation.

1 3 .	Segment Reporting
Domestic and international sales are as follows in millions of dollars:

(in millions)	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Domestic	$22.1	$12.4	$42.8	$26.6
International	30.4	26.1	56.4	48.2

Total Sales	$52.5	$38.5	$99.2	$74.8

The Company is organized into seven geographical operating segments that are based on management responsibilities: U.S. Operations (including the Corporate office), Europe, Mexico, Asia, Canada, Latin America and Other Foreign.
The Company adopted ASU
No. 2023-07
(“ASU
2023-07”),
 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
 for the year ended January 31, 2025 and applied it retrospectively for the prior periods presented.
Gross profit and Operating income (loss) are the measures used by the chief operating decision maker, identified as our President and Chief Executive Officer, to evaluate segment performance and identify opportunities when allocating resources. The accounting principles applied at the reportable segment level in determining the segment measure of profit or loss are the same as those applied at the consolidated financial statement level. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation.
Our U.S. operations include a facility in Alabama (primarily the distribution to customers of the bulk of our products and the light manufacturing of our chemical, wovens, reflective, and fire products) and facilities in Iowa and Arkansas (fire services). The Company also maintains one manufacturing facility in China (primarily disposable and chemical suit production), a manufacturing facility in Mexico (primarily disposable, reflective, fire and chemical suit production), a manufacturing facility in Vietnam (primarily disposable production), a manufacturing facility in Argentina (primarily wovens production), a manufacturing facility in Romania (boots), a manufacturing facility in New Zealand (helmets) and two small manufacturing facilities in India (primarily disposable and wovens production). Our China and Vietnam facilities produce a significant portion of the Company’s products. We evaluate the performance of these entities based on gross profit, which is defined as net sales less cost of goods sold, and operating income (loss), which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in the U.S., Canada, Mexico, Europe, Latin America, India, Russia, Kazakhstan, Australia, New Zealand and China, which sell and distribute products shipped from the U.S., Mexico, China, Vietnam or India.

The table below represents information about reportable segments for the three and six month periods noted therein (amounts may not foot due to rounding):

(in millions of dollars)	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net Sales:
U.S. Operations	$24.5	$14.2	$47.0	$30.1
Other foreign	5.2	4.9	9.9	9.4
Europe	15.7	7.3	27.8	13.4
Mexico	2.0	2.5	3.8	4.1
Asia	14.3	13.5	26.3	23.9
Canada	2.9	2.5	5.3	5.5
Latin America	4.6	7.4	8.9	12.2
Less intersegment sales	(16.7)	(13.8)	(29.8)	(23.8)

Consolidated sales	$52.5	$38.5	$99.2	$74.8

External Sales:
U.S. Operations	$22.1	$12.4	$42.8	$26.6
Other foreign	3.3	3.9	6.3	7.8
Europe	15.1	7.1	26.9	13.1
Mexico	1.1	1.7	2.3	2.8
Asia	3.7	3.5	7.3	6.8
Canada	2.9	2.5	5.2	5.5
Latin America	4.3	7.4	8.4	12.2

Consolidated external sales	$52.5	$38.5	$99.2	$74.8

Intersegment Sales:
U.S. Operations	$2.3	$1.8	$4.1	$3.5
Other foreign	1.9	1.0	3.6	1.6
Europe	0.6	0.2	0.9	0.3
Mexico	0.9	0.8	1.5	1.3
Asia	10.7	10.0	19.1	17.1
Canada	0.1	—	0.2	—
Latin America	0.2	—	0.4	—

Consolidated intersegment sales	$16.7	$13.8	$29.8	$23.8

The table below represents information about reportable segments for the three and six month periods noted therein (amounts may not foot due to rounding):

(in millions of dollars)	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Cost of Goods Sold:
U.S. Operations	$15.5	$9.0	$30.8	$18.1
Other foreign	3.5	2.8	6.6	5.5
Europe	12.2	5.9	21.1	10.4
Mexico	2.1	2.1	3.9	3.6
Asia	11.4	10.2	21.0	18.4
Canada	2.0	1.4	3.9	3.1
Latin America	3.0	3.8	5.9	6.0
Less intersegment cost of goods sold	(16.0)	(11.9)	(28.4)	(21.7)

Consolidated cost of goods sold	$33.7	$23.3	$64.8	$43.4

Gross Profit:
U.S. Operations	$9.0	$5.2	$16.2	$12.0
Other foreign	1.7	2.2	3.2	4.0
Europe	3.5	1.5	6.7	3.0
Mexico	(0.1)	0.3	(0.1)	0.4
Asia	2.9	3.3	5.4	5.5
Canada	0.9	1.1	1.4	2.4
Latin America	1.6	3.5	3.0	6.2
Less intersegment loss	(0.7)	(1.9)	(1.3)	(2.1)
Consolidated gross profit	$18.8	$15.2	$34.5	$31.4

Operating Expenses (1) :
U.S. Operations	$14.3	$8.6	$25.0	$16.1
Other foreign	1.6	1.5	3.0	2.7
Europe	3.4	3.0	7.4	4.9
Mexico	0.6	0.1	1.3	0.6
Asia	1.4	1.2	2.9	2.4
Canada	0.5	1.4	1.2	2.5
Latin America	1.4	1.2	3.0	2.1
Less intersegment operating expenses	(0.4)	(0.2)	(0.7)	(0.5)

Consolidated operating expenses	$22.9	$16.8	$43.1	$30.8

Operating (Loss) Income:
U.S. Operations	$(5.3)	$(3.4)	$(8.9)	$(4.1)
Other foreign	0.1	0.7	0.3	1.3
Europe	0.1	(1.5)	(0.7)	(1.9)
Mexico	(0.7)	0.2	(1.4)	(0.2)
Asia	1.5	2.1	2.4	3.1
Canada	0.4	(0.3)	0.2	(0.1)
Latin America	0.2	2.3	—	4.1
Less intersegment loss (income)	(0.3)	(1.7)	(0.6)	(1.6)

Operating (loss) income	$(4.0)	$(1.6)	$(8.7)	$0.6

(1)	Includes lease impairments

The table below represents information about reported segments for the three and six month periods noted therein (amounts may not foot due to rounding):

	As of July 31,	As of January 31,
(in millions of dollars)	2025	2025
Total Assets:
U.S. Operations	$180.2	$167.4
Europe	64.0	60.3
Mexico	10.8	13.7
Asia	50.9	48.0
Canada	6.8	6.4
Latin America	22.4	21.7
Other foreign	19.5	18.3
Less intersegment	(128.3)	(123.3)

Consolidated assets	$226.3	$212.5

Total Assets Less Intersegment:
U.S. Operations	$95.6	$85.6
Europe	58.2	55.3
Mexico	8.0	11.2
Asia	23.8	21.3
Canada	4.7	4.6
Latin America	18.7	18.0
Other foreign	17.3	16.5

Consolidated assets	$226.3	$212.5

Total Goodwill and Intangible Assets
U.S. Operations	$16.9	$17.1
Europe	22.4	22.7
Other foreign	1.8	1.9

Consolidated goodwill and intangible assets	$41.1	$41.7

The table below presents external sales by product line:

(in millions of dollars)	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
External Sales by product lines:
Disposables	$13.9	$12.3	$27.0	$25.4
Chemical	5.6	5.3	11.7	11.6
Fire Service	25.6	12.0	46.6	22.5
Gloves	0.4	0.5	0.7	1.1
High Visibility	1.5	1.2	2.5	2.4
High Performance Wear	2.2	1.4	3.8	2.6
Wovens	3.3	5.8	6.9	9.2

Consolidated external sales	$52.5	$38.5	$99.2	$74.8

1 4 .	Subsequent Events
Third Quarter Dividend
On August 1, 2025, the Company’s Board of Directors declared a quarterly cash dividend. The quarterly dividend of $0.03 per share or approximately $0.3 million, was paid on August 22, 2025, to stockholders of record as of August 15, 2025.
Sale of Decatur, Alabama Warehouse Facility
On
August 27, 2025
, the Company completed the sale of the Decatur, Alabama warehouse facility to an unrelated party for $6.1 million, less commissions and closing expenses. The sale of the Decatur facility includes a short-term leaseback on one of the three property warehouses while the Company continues to explore alternative sites.

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

The forward-looking statements in this Form 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. These statements are not statements of fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•

we are subject to risk as a result of our international manufacturing operations and are subject to the risk of doing business in foreign countries, particularly in China, Vietnam and India, including risks relating to the impacts of tariff policies and other trade maneuvers, which could affect our ability to manufacture or sell our products, obtain products from foreign suppliers or control the costs of our products;

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

•	our success depends in part on our proprietary technology, and if we fail to obtain or enforce our intellectual property rights successfully, our competitive position may be harmed;

•	we are implementing a new enterprise resource planning system;

•	we have identified a material weakness in our internal control over financial reporting;

•	we deal in countries where corruption is an obstacle;

•	we are exposed to U.S. and foreign tax risks;

•	we may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims;

•	environmental laws and regulations may subject us to significant liabilities;

•	provisions in our restated certificate of incorporation and by-laws and Delaware law could make a merger, tender offer or proxy contest difficult;

•	we may not achieve the expected benefits from strategic acquisitions, investments, joint ventures, capital investments and other corporate transactions that we have pursued or may pursue;

•	we may need additional funds, and if we are unable to obtain these funds, we may not be able to expand or operate our business as planned;

•

adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations; and

•

the other factors referenced in this Form 10-Q, including, without limitation, in the sections entitled “Part I – Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 1A – Risk Factors” and the factors described under “Risk Factors” disclosed in our fiscal 2025 Form 10-K.

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

Business Overview

We manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a network of over 2,000 global safety and industrial supply distributors. Our authorized distributors supply end users across various industries, including integrated oil, chemical/petrochemical, automobile, transportation, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical and high-tech electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. We also supply federal, state and local governmental agencies and departments, including fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mixture of end-users directly and to industrial distributors, depending on the particular country and market. In addition to the United States, sales are made into more than 50 foreign countries, the majority of which are into China, the European Economic Community (“EEC”), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India, Uruguay, Middle East, Southeast Asia, New Zealand, Australia and Hong Kong.

The Company’s strong market position across its focus product categories and markets is supported by continued and increasing investment in its global footprint, particularly owning and operating its own manufacturing facilities, acquiring complementary companies or products that expand and enhance product offerings and/or geographic customer territories and investing in sales and marketing resources in countries around the world. We believe that ownership of manufacturing is the cornerstone of building a resilient supply chain and providing high-quality products to our customers. Having ten manufacturing locations in eight countries on five continents, and sourcing core raw materials from multiple suppliers in various countries affords Lakeland superior manufacturing capabilities and supply chain resilience compared to our competitors who use contractors. Additionally, our focus on providing customers with best-in-class service includes the strategic location of our sales team members.

Lakeland is committed to protecting the world’s workers, first responders, and communities while creating value for its shareholders. Key elements of our corporate strategy include:

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

On December 16, 2024, the Company acquired U.S.-based Veridian Limited (“Veridian”) for cash consideration of approximately $26.1 million subject to post-closing adjustments and customary holdback provisions. Founded in 1992, Veridian is a leading provider of firefighter protective apparel, including fire and rescue garments, gloves and boots, with an annual revenue of approximately $21.0 million. Veridian has approximately 150 employees and is headquartered in Des Moines, Iowa.

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

Our net sales attributable to customers outside the U.S. were $30.4 million and $26.1 million for the three months ended July 31, 2025 and 2024, respectively, and $56.4 million and $48.2 million for the six months ended July 31, 2025 and 2024, respectively.

Key Trends Affecting Our Operations

Trade Policies and Regulations

Recently, the executive branch of the U.S. government has pursued a policy of imposing tariffs on imports from many foreign countries, including countries where the Company has manufacturing facilities, such as China, India, and Vietnam, among others. In response, China and other countries announced retaliatory tariffs against certain U.S. imports. These tariffs have been, and may continue to be, announced, amended, paused, reinstated and rescinded with little or no advance notice. As the situation remains fluid due to the rapidly changing global trade environment, we continue to evaluate the potential implications of these actions on our business, and we are uncertain about the ultimate impact that these policies will have on our business. Thus far, however, they have increased the cost of importing certain products, which has affected our operating results and margins. Therefore, we expect that, as long as such tariffs are in effect, they will continue to affect our operating results and margins, and as a result, our historical and current gross profit margins may not be indicative of our gross profit margins for future periods.

Russia-Ukraine Conflict

We are continually monitoring the potential financial impact of the Russian invasion of Ukraine on our operations. For the first half of FY26, sales in Russia accounted for approximately 2.2% of our consolidated sales, and sales into Ukraine were not significant. We do not have any capital assets in Russia.

Results of Operations

Three Months ended July 31, 2025, Compared to the Three Months Ended July 31, 2024

Net Sales. Net sales were $52.5 million for the three months ended July 31, 2025, an increase of $14.0 million or 36.4%, compared to $38.5 million for the three months ended July 31, 2024. Sales of our Fire Service product line increased $13.6 million due to $5.1 million in sales from Veridian, and a net increase in sales of $8.5 million from LHD and Jolly acquired in FY25. Sales of our Disposable products increased $1.6 million and High Performance products sales increased by $0.8 million, offset by weakness in Wovens as sales declined $2.5 million, primarily in Latin America.

Gross Profit. Gross profit for the three months ended July 31, 2025 was $18.8 million, an increase of $3.6 million, or 23.7%, compared to $15.2 million for the three months ended July 31, 2024. Gross profit as a percentage of net sales decreased to 35.8% for the three-month period ended July 31, 2025, from 39.6% for the three months ended July 31, 2024. The gross profit percentage decreased in the second quarter of fiscal year 2026 due to increased material costs and tariffs, higher inbound freight expenses, and amortization of the step-up in the basis of acquired inventory.

Operating Expenses. Operating expenses increased by $2.5 million, or 14.6%, from $16.8 million for the three months ended July 31, 2024 to $19.3 million for the three months ended July 31, 2025. This increase is attributable to the acquisitions of Veridian in December 2024 and LHD in July 2024, which resulted in an increase of $1.6 million in operating expenses. Equity compensation expense increased $1.0 million as a number of board members, executives and senior managers voluntarily elected to receive equity compensation in lieu of a portion of their cash compensation pursuant to a program approved by the Compensation Committee and the Board under the Lakeland Industries, Inc. 2017 Equity Incentive Plan. Depreciation and amortization expenses increased $0.4 million due to the acquisitions of LHD and Veridian. These increases were offset by reductions in acquisition, restructuring expenses and legal fees. Operating expenses as a percentage of net sales were 36.7% for the three months ended July 31, 2025, down from 43.7% for the three months ended July 31, 2024, primarily due to the factors noted above.

Lease Impairment. The Company recorded a $3.6 million impairment primarily related to the right-of-use asset for the Monterrey, Mexico facility. There were no lease impairment charges recorded for the three months ended July 31, 2024.

Operating (Loss) Income. Operating loss was $(4.0) million for the three months ended July 31, 2025, compared to an operating loss of $(1.6) million for the three months ended July 31, 2024, due to the impacts detailed above. Operating margins were (7.6%) for the three months ended July 31, 2025, as compared to (4.1%) for the three months ended July 31, 2024.

Income Tax (Benefit) Expense. Income tax (benefit) expense consists of federal, state and foreign income taxes. Income tax benefit was $5.2 million for the three months ended July 31, 2025, compared to a benefit of $0.4 million for the three months ended July 31, 2024. The Company’s effective tax rate for the second quarter of FY26 was 117.2% which differs from the U.S. federal statutory rate of 21% primarily due to the forecasted allocation of income for the current fiscal year and from the mix of jurisdictional income at differing statutory rates. The Company’s effective tax rate for the second quarter of FY25 was 23.4%, which differs from the U.S. federal statutory rate of 21% primarily due to the mix of income in various foreign tax jurisdictions, the impacts from GILTI and stock compensation vestings, offset by foreign withholding taxes accrued during the respective periods.

Net Income (Loss). Net income was $0.8 million for the three months ended July 31, 2025, compared to net loss of $(1.4) million for the three months ended July 31, 2024.

Six Months ended July 31, 2025, Compared to the Six Months Ended July 31, 2024

Net Sales. Net sales were $99.2 million for the six months ended July 31, 2025 as compared to $74.8 million for the six months ended July 31, 2024, an increase of 32.6%. Our Fire Service product line increased by $24.1 million in the period due to the impact of the acquisitions of Veridian, LHD, Jolly and Pacific, which contributed $22.8 million in sales growth coupled with organic growth of $1.3 million. Sales of our Disposable product line increased $1.6 million, which was offset by declines in our Woven products of $2.3 million. Our remaining product lines delivered growth of $1.2 million.

Gross Profit. Gross profit was $34.5 million for the six months ended July 31, 2025, an increase of $3.1 million, or 9.9%, from $31.4 million for the six months ended July 31, 2024. Gross profit as a percentage of net sales decreased to 34.7% for the six months ended July 31, 2025, from 42.0% for the six months ended July 31, 2024 primarily due to higher manufacturing costs, increased tariff and inbound freight costs and the impact of deferred profit in ending inventory and amortization of the step-up in basis of acquired inventory.

Operating Expenses. Operating expenses increased $8.8 million, or 28.6%, to $39.6 million for the six months ended July 31, 2025 from $30.8 million for the six months ended July 31, 2024. The acquisitions of Veridian and LHD accounted for $4.4 million of the increase in operating expenses. Equity compensation expense increased $1.1 million as a number of board members, executives and senior managers voluntarily elected to receive equity compensation in lieu of a portion of their cash compensation pursuant to a program approved by the Compensation Committee and the Board under the Lakeland Industries, Inc. 2017 Equity Incentive Plan. The impact of the adjustment to the earnout consideration accrual related to the Eagle acquisition was a reduction in operating expenses of $0.7 million for the six months ended July 31, 2024. The remaining increase was related to additional selling expenses including travel and trade shows, professional fees and administrative expenses of $2.4 million. Operating expenses as a percentage of net sales were 39.9% for the six months ended July 31, 2025, down from 41.1% for the six months ended July 31, 2024.

Lease Impairment. The Company recorded a $3.6 million impairment primarily related to the right-of-use asset for the Monterrey, Mexico facility. There were no lease impairment charges recorded for the six months ended July 31, 2024.

Operating (Loss) Income. Operating loss was $(8.7) million for the six months ended July 31, 2025 compared to an operating income of $0.6 million for the six months ended July 31, 2024, due to the impacts detailed above. Operating margins were (8.8%) for the six months ended July 31, 2025, as compared to 0.8% for the six months ended July 31, 2024.

Income Tax (Benefit) Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax benefit was $6.4 million for the six months ended July 31, 2025, compared to a benefit of less than $0.1 million for the six months ended July 31, 2024.

The Company’s effective rate was (67.1%) for the six months ended July 31, 2025 and (13.1%) for the six months ended July 31, 2024.

Net (Loss) Income. Net loss was $(3.1) million for the six months ended July 31, 2025 and net income was $0.3 million for the six months ended July 31, 2024.

Liquidity and Capital Resources

At July 31, 2025, cash and cash equivalents were approximately $17.7 million, and working capital was approximately $106.9 million. Cash and cash equivalents increased $0.3 million, and working capital increased $5.3 million from January 31, 2025 due to the balance sheet fluctuations described below.

Of the Company’s total cash and cash equivalents of $17.7 million as of July 31, 2025, cash held in Latin America of $1.6 million, cash held in the UK of $2.3 million, cash held in Russia and Kazakhstan of $1.6 million, cash held in the EEC of $4.5 million, cash held in India of $0.2 million, cash held in Vietnam of $0.2 million, and cash held in Hong Kong of $1.1 million would not be subject to additional U.S. tax in the event such cash was repatriated due to the change in the U.S. tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). When the Company repatriates cash from China, of the $3.0 million balance at July 31, 2025, an additional 10% withholding tax may be incurred in that country. The Company expects to repatriate cash from China during FY 26 and in anticipation of doing so, has accrued withholding tax expense of $0.3 million as of July 31, 2025.

Cash used in operations was $9.7 million due to a net loss of $(3.1) million, an increase in working capital of $5.3 million and non-cash credits of $1.7 million. Net cash used in investing activities was $2.1 million, primarily for capital expenditures related to ERP implementation costs and the replacement of manufacturing equipment. Net cash provided by financing activities was $10.9 million due to $13.8 million borrowed under our credit facility to fund working capital increases and the addition of a $2.1 million working capital loan for Jolly to support their operations, offset by dividends of $0.6 million, repayment of debt facilities of $4.1 million and $0.3 million in shares returned to pay income taxes on shares vested under our equity compensation program.

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

On June 25, 2020, the Company entered into a Loan Agreement (the “Original Loan Agreement”) with Bank of America, N.A. (“Lender”), as amended by Amendment No. 1 to the Loan Agreement, dated June 18, 2021 (“Amendment No. 1”), Amendment No. 2 to the Loan Agreement, dated March 3, 2023 (“Amendment No. 2”), Amendment No. 3 to the Loan Agreement, dated November 30, 2023 (“Amendment No. 3”), Amendment No. 4 to the Loan Agreement, dated March 28, 2024 (“Amendment No. 4”), Amendment No. 5 to the Loan Agreement, dated December 12, 2024 (“Amendment No. 5”) and Amendment No. 6 to the Loan Agreement, dated July 7, 2025 (“Amendment No. 6” and, collectively with Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4, and Amendment No. 5, the “Loan Agreement Amendments”; and the Original Loan Agreement, as amended by the Loan Agreement Amendments, the “Amended Loan Agreement”).

The Amended Loan Agreement provides the Company with a secured revolving credit facility of up to $60.0 million of borrowings from December 12, 2024 through January 31, 2026 and of up to $50.0 million of borrowings from February 1, 2026 through January 31, 2027 (in each case, such limits remain subject to a reduction to no less than $40.0 million from the net proceeds of equity issuances if the Company raises capital during such periods). The revolving credit facility includes a $10.0 million letter of credit sub-facility. On January 24, 2025, as required by the Amended Loan Agreement, the Company used certain net proceeds of its equity issuance to reduce the principal amount outstanding under the Amended Loan Agreement. As a result thereof, the maximum principal amount under the revolving credit facility was reduced to $40.0 million. The credit facility matures on December 12, 2029.

Borrowings under the revolving credit facility bear interest at a rate per annum equal to the sum of (i) the greater of the daily Secured Overnight Financing Rate (“SOFR”) or an index floor of 1% plus (ii) the Applicable Rate (as defined in the Amended Loan Agreement). The Applicable Rate is based on a funded debt-to-EBITDA ratio (discussed below) and includes four different levels, constituting a SOFR margin range of 1.25% to 2.00%. All outstanding principal and unpaid accrued interest under the revolving credit facility are due and payable on the maturity date. On a one-time basis, and subject to there not existing an event of default, the Company may elect to convert up to $5.0 million of the then outstanding principal of the revolving credit facility to a term loan facility with an assumed amortization of 15 years and the same interest rate and maturity date as the revolving credit facility. The Amended Loan Agreement provides for a fee on any difference between the line of credit commitment and the amount of credit it actually uses, determined by the daily amount of credit outstanding during the specified period. Such fee is calculated at the Applicable Rate and is payable quarterly.

The Company made certain representations and warranties to the Lender in the Amended Loan Agreement that are customary for credit arrangements of this type. The Company also agreed to maintain, as of the end of each fiscal quarter a minimum “basic fixed charge coverage ratio” (as defined in the Amended Loan Agreement) of at least 1.20x and a “funded debt to EBITDA ratio” (as defined in the Amended Loan Agreement) not to exceed 3.5x (with step-downs to 3.25x and 3.0x on February 1, 2026 and February 1, 2027, respectively), in each case for the trailing 12-month period ending with the applicable quarterly reporting period. In addition, the Company has agreed to maintain a springing “asset coverage ratio” (as defined in the Amended Loan Agreement) of at least 1.10x, provided that this ratio is only applicable to the extent that the maximum funded debt to EBITDA ratio exceeds 3.25x at any reporting period. The Company was in compliance with all of its debt covenants as of July 31, 2025.

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

No shares were repurchased in the six months ended July 31, 2025 leaving $5.0 million remaining under the share repurchase program at July 31, 2025. The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

Quarterly Cash Dividend. On May 1, 2025, the Board of Directors declared a quarterly cash dividend. The quarterly dividend of $0.03 per share was paid on May 22, 2025, to stockholders of record as of May 15, 2025.

Capital Expenditures. Our capital expenditures were $2.1 million for the six months ended July 31, 2025 which principally relate to capital investment in our new ERP system and some replacement equipment for our manufacturing sites. We anticipate FY26 capital expenditures to be approximately $4.0 million to replace existing equipment in the normal course of operations, expand our fire services products manufacturing capabilities and invest in our new ERP system. We expect to fund the capital expenditures from our cash flows from operations. The Company may also expend funds in connection with potential acquisitions.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our fiscal year 2025 Form 10-K. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult, or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2025 Form 10-K. There have been no significant changes in the application of our critical accounting policies and estimates during the six months ended July 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item, and therefore, no disclosure is required under Item 3 for the Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of July 31, 2025. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of July 31, 2025, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weakness described below, management has concluded that the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with U.S. GAAP.

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

Management’s Remediation Plan and Status

In response to the material weakness, management has taken, or is in the process of taking, the following actions:

•	Implementing an enterprise resource planning (“ERP”) system, which is expected to roll out in phases over the next several years. Phase I is expected to be completed during the 2027 fiscal year;

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

While we have taken steps to remediate the identified material weakness and will continue to complete the remediation process as quickly as possible, we cannot currently estimate the time required to remediate this material weakness. The material weakness will not be considered remediated until the controls are designed, implemented, and operating for a sufficient period of time and management has concluded, through independent testing, that these controls are operating effectively. As management continues to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting, we may take additional measures to address these control deficiencies or modify certain remediation measures described above.

Changes in Internal Control Over Financial Reporting

Other than continuing to make progress on the ongoing remediation efforts described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2025 that materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
The Company is supplementing the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 with the following modified and additional risk factor, which should be read in conjunction with the other risk factors presented in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 that was filed with the SEC on April 17, 2025.
We are subject to risk as a result of our international manufacturing operations, including risks resulting from recent developments in the international trade environment, such as increased import tariffs.
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
In recent years, the U.S. has imposed tariffs on various products imported into the U.S. These tariffs have resulted in, and may continue to trigger, retaliatory actions by affected countries, including the imposition of tariffs on the U.S. by other countries. Under the current administration, trade policy has been a central focus, with renewed scrutiny on trade relationships with China and efforts to renegotiate or withdraw from key agreements such as the United States-Mexico-Canada Agreement (USMCA). This shift has included the introduction of additional tariffs, including on Mexican, Canadian, Chinese, Vietnamese, European Union and Indian goods, targeted sanctions, and restrictions on investments linked to industries deemed critical to U.S. national security. Certain foreign governments, such as China, Canada, Mexico and the European Union, have instituted or are considering imposing trade sanctions on certain U.S. goods and denying U.S. companies access to critical raw materials.
The extent and duration of increased tariffs, which we are unable to predict, and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. For example, after announcing proposed blanket tariff rates of 46% on imports from Vietnam in April 2025, the U.S. and Vietnam governments announced a trade deal between the countries that imposes 20% tariffs on all products imported to the U.S. from Vietnam that became effective on August 7, 2025. Subsequently, on August 29, 2025, the U.S. Court of Appeals for the Federal Circuit ruled that tariffs recently instituted under the International Emergency Economic Powers Act were invalid; however, the effects of this holding were stayed until October 14, 2025.
Tariffs increase the cost of our products and the components and raw materials that go into making them. These increased costs adversely impact the gross margin we earn on our products. Tariffs can also increase the cost of our products for customers, making them less competitive and potentially reducing consumer demand. Countries may also adopt other measures, such as controls on imports or exports of goods, technology, or data, that could adversely impact the Company’s operations and supply chain and limit the Company’s ability to offer our products and services as designed. These measures can require us to take various actions, including changing suppliers, shifting production of certain products to lower-tariff countries and restructuring business relationships. Changing our operations in accordance with new or changed trade restrictions can be expensive, time-consuming, and disruptive to our operations, as well as distracting to management. Such restrictions have been, and may be in the future, announced, amended, paused, reinstated, or rescinded with little or no advance notice, and we may not be able to effectively mitigate all adverse impacts from such measures. Uncertainty surrounding trade and other international disputes has had a negative effect on consumer confidence and spending, and we cannot predict how long such uncertainty may last. These events have reduced customer demand, and additional tariff policies could exacerbate those effects, increase the cost of our products and services, or otherwise have a materially adverse impact on our customers’ and suppliers’ businesses and results of operations, which could in turn additionally adversely impact our financial performance and growth prospects.
We have recognized impairment charges in the past, and we may be required to recognize additional impairment charges in the future, including for goodwill and other intangible assets.
Our recent acquisitions have resulted in an increase in goodwill and other intangible assets in our consolidated balance sheets. In accordance with U.S. GAAP, management regularly evaluates these assets for potential impairment. A variety of factors, such as adverse economic conditions, business disruptions, challenges integrating acquired operations, actual performance falling short of initial projections, significant changes in the use of assets, divestitures, or a sustained decline in our stock price or market capitalization, could trigger an impairment review and potentially lead to a non-cash charge.
Management will continue to monitor internal and external factors, including our financial performance, stock price trends, and broader macroeconomic developments, to assess whether indicators of impairment exist. If such indicators are identified, we may be required to perform an interim impairment assessment. Any resulting charges could have a material adverse effect on our financial condition, results of operations and future prospects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On April 7, 2022, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $5.0 million of its outstanding common stock (the “Share Repurchase Program”). The Share Repurchase Program became effective upon the completion of a prior Share Repurchase Program. The Share Repurchase Program has no expiration date; however, it may be terminated by the Board of Directors at any time. On December 1, 2022, the Board of Directors authorized an increase in the Share Repurchase Program under which the Company may repurchase up to an additional $5.0 million of its outstanding common stock.
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
of the Exchange Act, of shares of the Company’s common stock during the second quarter of fiscal 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Programs (2)
May 1 – May 31	—	$—	—	$5,030,479
June 1 – June 30	4,697	$—	—	$5,030,479
July 1 – July 31	5,842	$—	—	$5,030,479

Total	10,539	$—	—	$5,030,479

(1)	Includes withholding of 10,539 restricted shares to cover taxes on vested restricted shares during the second quarter of FY26.
(2)	Represents the amount remaining under our share repurchase program as of July 31, 2025.
Item 5. Other Information
None.

Item 6. Exhibits

*	Filed herewith
†	Management contract or compensatory plan or arrangement
‡	Furnished herewith

3.1	Restated Certificate of Incorporation of Lakeland Industries, Inc., as amended (incorporated by reference to Exhibit 4.1 of Lakeland Industries, Inc.’s Registration Statement on Form S-8 filed on September 3, 2021)

3.2	Amended and Restated Bylaws of Lakeland Industries Inc. (incorporated by reference to Exhibit 3.1 of Lakeland Industries, Inc.’s Form 8-K filed April 28, 2017)

10.1*	Amendment No. 3 to the Lakeland Industries, Inc. 2017 Equity Incentive Plan, dated as of June 11, 2025

10.2*	Amendment No. 6 to Loan Agreement, dated as of July 7, 2025, by and between Lakeland Industries, Inc. and Bank of America, N.A.

10.3*†	Form of Employee Restricted Stock Award Agreement

10.4*†	Form of Performance-Based Restricted Stock Unit Award Agreement (2025 Grants)

10.5*†	Form of Time-Based Restricted Stock Unit Award Agreement (July 2025 Grants)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934

32.1‡	Certification of Chief Executive Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended July 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND INDUSTRIES, INC. (Registrant)

Date: September 9, 2025	/s/ James M. Jenkins
James M. Jenkins, Chief Executive Officer, President and Executive Chairman (Principal Executive Officer and Authorized Signatory)

Date: September 9, 2025	/s/ Roger D. Shannon
Roger D. Shannon, Chief Financial Officer and Secretary (Principal Financial Officer and Authorized Signatory)