Form 10-Q
period 2025-10-31
LAKELAND INDUSTRIES INC
filed 2025-12-09
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 0-15535

LAKELAND INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3115216
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1525 Perimeter Parkway, Suite 325 Huntsville, AL	35806
(Address of Principal Executive Offices)	(Zip Code)

(Registrant's telephone number, including area code) (256) 350-3873

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LAKE	NASDAQ

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 5, 2025
Common Stock, $0.01 par value per share	9,806,128 Shares

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

($000’s except for share and per share information)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net sales	$47,586	$45,761	$146,828	$120,583
Cost of goods sold	33,454	27,201	98,234	70,603
Gross profit	14,132	18,560	48,594	49,980
Operating expenses	20,087	17,753	59,648	48,562
Gain on sale-leaseback transaction	(4,333)	—	(4,333)	—
Lease impairments	—	—	3,577	—
Operating (loss) income	(1,622)	807	(10,298)	1,418
Other (expense) income, net	(162)	(84)	(18)	93
Interest expense	(502)	(490)	(1,530)	(1,032)
(Loss) income before taxes	(2,286)	233	(11,846)	479
Income tax expense	13,669	147	7,256	116
Net (loss) income	$(15,955)	$86	$(19,102)	$363
Net (loss) income per common share:
Basic	$(1.64)	$0.01	$(2.00)	$0.05
Diluted	$(1.64)	$0.01	$(2.00)	$0.05
Weighted average common shares outstanding:
Basic	9,752,582	7,428,451	9,566,513	7,379,835
Diluted	9,752,582	7,664,532	9,566,513	7,636,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

($000’s)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net (loss) income	$(15,955)	$86	$(19,102)	$363
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,035)	(205)	1,861	903
Comprehensive (loss) income	$(16,990)	$(119)	$(17,241)	$1,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

,LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(000’s except for share information)

	October 31,	January 31,
ASSETS	2025	2025
Current assets
Cash and cash equivalents	$17,194	$17,476
Accounts receivable, net of allowance for doubtful accounts of $997 and $1,237 at October 31, 2025 and January 31, 2025, respectively	30,280	27,607
Inventories, net	87,891	82,739
Prepaid VAT and other taxes	3,096	2,598
Income tax receivable and other current assets	4,859	6,111
Total current assets	143,320	136,531
Property and equipment, net	12,186	13,948
Operating leases right-of-use assets	10,737	13,917
Deferred tax assets	800	6,270
Other assets	3,963	122
Goodwill	17,584	16,240
Intangible assets, net	32,127	25,503
Total assets	$220,717	$212,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,534	$15,742
Accrued compensation and benefits	5,177	4,501
Other accrued expenses	9,990	8,130
Income tax payable	2,701	1,993
Current portion of loans payable	497	939
Current portion of operating lease liabilities	4,554	3,602
Total current liabilities	37,453	34,907
Deferred income taxes	1,619	3,891
Loans payable – long term	37,093	16,426
Long-term portion of operating lease liabilities	10,068	10,681
Total liabilities	86,233	65,905
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $0.01 par; authorized 20,000,000 shares; issued 11,157,456 and 10,856,812; outstanding 9,798,346 and 9,498,604 at October 31, 2025 and January 31, 2025, respectively	112	109
Treasury stock, at cost; 1,358,208 shares at October 31, 2025 and January 31, 2025, respectively	(19,979)	(19,979)
Additional paid-in capital	129,090	123,136
Retained earnings	30,360	50,320
Accumulated other comprehensive loss	(5,099)	(6,960)
Total stockholders' equity	134,484	146,626
Total liabilities and stockholders' equity	$220,717	$212,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(000’s except for share information)

	Nine Months Ended October 31, 2025
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
Balance, January 31, 2025	10,856,812	$109	(1,358,208)	$(19,979)	$123,136	$50,320	$(6,960)	$146,626
Net loss	—	—	—	—	—	(3,913)	—	(3,913)
Other comprehensive income	—	—	—	—	—	—	751	751
Dividends ($0.03 per share)	—	—	—	—	—	(285)	—	(285)
Stock-based compensation:
Restricted stock issued	15,739	—	—	—		—	—	—
Restricted stock plan	—	—	—	—	329	—	—	329
Return of shares in lieu of payroll withholding	—	—	—	—	(126)	—	—	(126)
Balance, April 30, 2025	$10,872,551	$109	$(1,358,208)	$(19,979)	$123,339	$46,122	$(6,209)	$143,382
Net income	—	—	—	—	—	766	—	766
Other comprehensive income	—	—	—	—	—	—	2,145	2,145
Dividends ($0.03 per share)	—	—	—	—	—	(286)	—	(286)
Stock-based compensation:
Restricted stock issued	36,728	—	—	—		—	—	—
Restricted stock plan	—	—	—	—	1,411	—	—	1,411
Return of shares in lieu of payroll withholding	—	—	—	—	(156)	—	—	(156)
Balance, July 31, 2025	10,909,279	109	(1,358,208)	(19,979)	124,594	46,602	(4,064)	147,262
Net loss	—	—	—	—	—	(15,955)	—	(15,955)
Other comprehensive loss	—	—	—	—	—	—	(1,035)	(1,035)
Dividends ($0.03 per share)	—	—	—	—	—	(287)	—	(287)
Stock issued for acquisition	227,728	2	—	—	3,293	—	—	3,295
Stock-based compensation:
Restricted stock issued	20,449	1	—	—		—	—	1
Restricted stock plan	—	—	—	—	1,282	—	—	1,282
Return of shares in lieu of payroll withholding	—	—	—	—	(79)	—	—	(79)
Balance, October 31, 2025	$11,157,456	$112	$(1,358,208)	$(19,979)	$129,090	$30,360	$(5,099)	$134,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(000’s except for share information)

	Nine Months Ended October 31, 2024
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
Balance, January 31, 2024	8,722,965	$87	(1,358,208)	$(19,979)	$79,420	$69,282	$(5,360)	$123,450
Net income	—	—	—	—	—	1,653	—	1,653
Other comprehensive income	—	—	—	—	—	—	158	158
Dividends ($0.03 per share)	—	—	—	—	—	(221)	—	(221)
Stock-based compensation:
Restricted stock issued	13,058	—	—	—		—	—	—
Restricted stock plan	—	—	—	—	198	—	—	198
Return of shares in lieu of payroll withholding	—	—	—	—	(129)	—	—	(129)
Balance, April 30, 2024	8,736,023	$87	(1,358,208)	$(19,979)	$79,489	$70,714	$(5,202)	$125,109
Net loss	—	—	—	—	—	(1,376)	—	(1,376)
Other comprehensive income	—	—	—	—	—	—	950	950
Dividends ($0.03 per share)	—	—	—	—	—	(221)	—	(221)
Stock-based compensation:
Restricted stock issued	18,789	—	—	—		—	—	—
Restricted stock plan	—	—	—	—	428	—	—	428
Return of shares in lieu of payroll withholding	—	—	—	—	(174)	—	—	(174)
Balance, July 31, 2024	8,754,812	$87	(1,358,208)	$(19,979)	$79,743	$69,117	$(4,252)	$124,716
Net income	—	—	—	—	—	86	—	86
Other comprehensive income	—	—	—	—	—	—	(205)	(205)
Dividends ($0.03 per share)	—	—	—	—	—	(222)	—	(222)
Stock-based compensation:
Restricted stock issued	9,000	1	—	—		—	—	1
Restricted stock plan	—	—	—	—	455	—	—	455
Return of shares in lieu of payroll withholding	—	—	—	—	(144)	—	—	(144)
Balance, October 31, 2024	8,763,812	$88	(1,358,208)	$(19,979)	$80,054	$68,981	$(4,457)	$124,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($000’s)

	Nine Months Ended October 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(19,102)	$363
Adjustments to reconcile net (loss) income to net cash used in operating activities
Deferred income taxes	2,280	(431)
Depreciation and amortization	3,615	3,011
Lease impairments	3,577	—
Amortization of step-up in inventory basis	1,179	629
Stock based and restricted stock compensation	3,022	1,081
Loss on disposal of property and equipment	23	75
Gain on sale-leaseback transaction	(4,333)	—
Equity in loss of equity investment	—	384
Change in fair value of earnout consideration	—	(711)
Change in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable, net	(1,178)	(3,219)
Inventories	(4,169)	(12,587)
Prepaid VAT and other taxes	(497)	(218)
Other assets	(2,058)	(2,019)
Accounts payable	(1,878)	7,197
Accrued expenses and other liabilities	1,993	(4,147)
Operating lease liabilities	(64)	(1,902)
Net cash used in operating activities	(17,590)	(12,494)
Cash flows from investing activities:
Purchases of property and equipment	(784)	(1,485)
Acquisitions, net of cash acquired	(6,165)	(22,950)
Proceeds from sale of fixed assets	5,652	—
Investments in convertible debt instruments	—	(952)
Net cash used in investing activities:	(1,297)	(25,387)
Cash flows from financing activities:
Term loan borrowings	2,086	2,880
Payments on debt facilities	(18,835)	(3,418)
Credit line borrowings	36,364	29,900
Dividends paid	(858)	(664)
Shares returned to pay employee taxes under restricted stock program	(362)	(447)
Net cash provided by financing activities	18,395	28,251
Effect of exchange rate changes on cash and cash equivalents	210	247
Net decrease in cash and cash equivalents	(282)	(9,383)
Cash and cash equivalents at beginning of period	17,476	25,222
Cash and cash equivalents at end of period	$17,194	$15,839
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,525	$1,032
Cash paid for taxes	$2,550	$2,631
Stock issued for acquisition	$3,295	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
Business

Lakeland Industries, Inc. and Subsidiaries, doing business as “Lakeland Fire + Safety” (“Lakeland,” the “Company,” “we,” “our” or “us”), manufacture and sell a comprehensive line of fire services and industrial protective clothing and accessories for the industrial and first responder markets. In addition, we provide decontamination, repair and rental services that complement our fire services portfolio. Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a strategic and selective global network of authorized distribution partners. Our authorized distributors supply end users across various industries, including integrated oil, chemical/petrochemical, automobile, transportation, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical and high-tech electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. We also supply federal, state and local governmental agencies and departments, including fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mix of end-users directly and to industrial distributors, depending on the particular country and market. In addition to the United States (U.S.), sales are made into more than 50 foreign countries, the majority of which were into China, the European Economic Community ("EEC"), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India, Uruguay, Middle East, Southeast Asia, Australia, Hong Kong and New Zealand.

2.
Basis of Presentation

The condensed consolidated financial statements of the Company are unaudited. These condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, that management considers necessary to fairly state the Company's results. Intercompany accounts and transactions have been eliminated. The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 31, 2026, or for any future period. The January 31, 2025, Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Balance Sheet as of that date but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the years ended January 31, 2025 and 2024, included in our most recent annual report on Form 10-K filed on April 17, 2025.

In this Form 10-Q, (a) “FY” means fiscal year; thus, for example, FY26 refers to the fiscal year ending January 31, 2026, (b) “Q” refers to quarter; thus, for example, Q3 FY26 refers to the third quarter of the fiscal year ending January 31, 2026, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet, and (d) “Statement of Operations” refers to the unaudited condensed consolidated statement of operations.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

Segment Reporting

The Company adopted ASU No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures for the year ended January 31, 2025 and applied it retrospectively for the prior periods presented. See “Note 13. Segment Reporting.”

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

Accounting for Internal-Use Software

In September 2025, the FASB issued ASU No. 2025-06 (“ASU 2025-06”), “Intangibles-Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This ASU removes references to prescriptive and sequential software development project stages and provides updated guidance intended to simplify the capitalization and expense evaluation for internal-use software. ASU 2025-06 is effective for fiscal years beginning after December 17, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. This ASU may be applied prospectively, retrospectively, or with a modified transition approach. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

3.
Acquisitions

Acquisition of Arizona PPE Recon, Inc.

On September 15, 2025, the Company acquired 100% of U.S.-based Arizona PPE Recon, Inc. (“Arizona PPE”) for cash consideration of approximately $4.1 million, subject to post-closing adjustments and customary holdback provisions. Founded in 2016, Arizona PPE is the leading UL-certified independent services provider (“ISP”) for performing advanced decontamination, inspection and repairs on firefighting garments for the Arizona market, as well as providing educational and training classes to fire departments and personnel to help them implement and adhere to NFPA 1851 guidelines.

Arizona PPE’s operating results are included in our consolidated financial statements from the acquisition date. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. Arizona PPE’s operating results and assets, including acquired intangibles and goodwill, are reported as part of U.S. in our geographic segment reporting.

The following table summarizes the preliminary fair values of the Arizona PPE assets acquired and liabilities assumed at the date of the acquisition:

Net working capital acquired, including cash of $0.1 million	$314
Property, plant and equipment	10
Customer relationships	2,600
Trade names	190
Goodwill	987
Total net assets acquired	$4,100

Assets acquired and liabilities assumed in connection with the acquisition were recorded at estimated fair values. Estimated fair values were determined by management, based in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the estimated fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges, the relief from royalty method for trade names and trademarks. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. Cash flow forecasts were generally based on Arizona PPE’s pre-acquisition forecasts and management estimates. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. Amortization of Arizona PPE’s identifiable intangible assets is deductible for tax purposes.

Goodwill is calculated as the excess of the purchase price over the estimated fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the estimated fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of Arizona PPE with our operations. Goodwill related to the Arizona PPE acquisition is deductible for tax purposes.

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

Acquisition of California PPE Recon, Inc.

On September 15, 2025, the Company acquired 100% of U.S.-based California PPE Recon, Inc. (“California PPE”) for a combination of approximately $2.4 million in cash consideration and 227,728 unregistered shares of the Company's common stock with an estimated fair value of $3.3 million at the date of acquisition, subject to post-closing adjustments and customary holdback provisions. Founded in 2022, California PPE is a leading and rapidly expanding UL-certified ISP in the California firefighting services market, one of the largest fire markets in the U.S. It also provides advanced decontamination, repair, and inspection of firefighting personal protective equipment, along with rental services and sales of cleaning detergents, extractors, and dryers.

California PPE’s operating results are included in our consolidated financial statements from the acquisition date. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. California PPE’s operating results and assets, including acquired intangibles and goodwill, are reported as part of U.S. in our geographic segment reporting.

The following table summarizes the preliminary fair values of the California PPE assets acquired and liabilities assumed at the date of the acquisition:

Net working capital acquired, including cash of $0.2 million	$681
Property, plant and equipment	746
Right of use assets	198
Customer relationships	3,600
Trade names	210
Goodwill	1,438
Lease liabilities	(198)
Other liabilities assumed	(914)
Total net assets acquired	$5,761

Assets acquired and liabilities assumed in connection with the acquisition were recorded at estimated fair values. Estimated fair values were determined by management, based in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the estimated fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges, the relief from royalty method for trade names and trademarks. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. Cash flow forecasts were generally based on California PPE’s pre-acquisition forecasts and management estimates. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives.

Goodwill is calculated as the excess of the purchase price over the estimated fair value of net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Among the factors that contributed to a purchase price in excess of the estimated fair value of the net tangible and intangible assets acquired were the acquisition of an assembled workforce, the expected synergies and other benefits that we believe will result from combining the operations of California PPE with our operations. A portion of goodwill related to the California PPE acquisition is deductible for tax purposes.

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

The following table summarizes the preliminary fair values of the Veridian assets acquired and liabilities assumed at the date of the acquisition:

Net working capital acquired, including cash of $0.5 million	$8,595
Property, plant and equipment	1,287
Right of use assets	768
Customer relationships	9,950
Trade names	1,400
Goodwill	5,204
Backlog	200
Lease liabilities	(768)
Other liabilities assumed	(568)
Total net assets acquired	$26,068

Assets acquired and liabilities assumed in connection with the acquisition were recorded at estimated fair values. Estimated fair values were determined by management, based in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the estimated fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges, the relief from royalty method for trade names and trademarks. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. Cash flow forecasts were generally based on Veridian’s pre-acquisition forecasts and management estimates. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. Amortization of Veridian’s identifiable intangible assets is deductible for tax purposes.

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

Acquisition of LHD

On July 1, 2024, the Company acquired 100% of the shares of LHD Group Deutschland GmbH’s fire and rescue business and its subsidiaries in Hong Kong and Australia (collectively, "LHD") in an all-cash transaction subject to post-closing adjustments and customary holdback provisions. Total consideration was $14.8 million, net of $1.5 million cash acquired, of which $15.5 million was paid to retire LHD’s debt and $0.8 million was paid to the seller at closing. LHD is a leading provider of firefighter turnout gear, accessories, and personal protective equipment, as well as decontamination, repair and maintenance services. LHD has 111 employees worldwide and is headquartered in Wesseling, Germany, with operations in Hong Kong and Australia.

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

The following table summarizes the fair values of the LHD assets acquired and liabilities assumed at the date of the acquisition and reflective of measurement period adjustments:

Net working capital acquired, including cash of $1.5 million	$5,660
Property, plant and equipment	801
Right of use assets	2,613
Customer relationships	5,021
Trade names and trademarks	1,296
Technological know-how	270
Other	(76)
Goodwill	5,267
Lease liabilities	(2,613)
Other liabilities assumed	(1,947)
Total net assets acquired	$16,292

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

The following unaudited pro forma information presents our combined results as if the Arizona PPE, California PPE, Veridian, LHD and Jolly acquisitions had occurred at the beginning of FY25. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition; (2) factually supportable; and (3) expected to have a continuing impact on the combined company's results. There were no material transactions between the Company, Arizona PPE, California PPE, Veridian, LHD and Jolly during the period presented that are required to be eliminated. The unaudited pro forma combined financial information does not reflect cost savings, operating synergies or revenue enhancements that the combined companies may achieve or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.

Pro forma combined financial information (Unaudited)

(in thousands, except per share amounts)	Three Months Ended October 31, 2024	Nine Months Ended October 31, 2024
Net sales	$54,769	$147,090
Net income	$1,534	$1,790
Basic earnings per share	$0.21	$0.19
Diluted earnings per share	$0.20	$0.19

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

4.
Inventories

Inventories consist of the following (in $000s):

	October 31, 2025	January 31, 2025
Raw materials	$43,128	$39,344
Work-in-process	$2,381	2,692
Finished goods	$46,746	44,158
Excess and obsolete adjustments	$(4,364)	(3,455)
Total inventories	$87,891	$82,739

5.
Leases

Sale-Leaseback Transaction with Unrelated Third Party

During the nine months ended October 31, 2025, we entered into and completed the sale of the Decatur, Alabama warehouse facilities to an unrelated party for $6.1 million, which was reduced by transaction costs of $0.4 million, for net cash proceeds of $5.7 million. During the three months ended October 31, 2025, we recognized a net gain of $4.3 million on this sale-leaseback transaction, which is included in operating (loss) income on our condensed consolidated statement of operations for the three and nine months ended October 31, 2025.

The sale of the Decatur facility included a two-year leaseback term on one of the three property warehouses. The right-of-use asset and lease liability recognized in connection with this sale-leaseback transaction was $1.2 million and $1.1 million, respectively, and is included in our condensed consolidated balance sheet as of October 31, 2025.

6.
Goodwill and Intangible Assets, Net

Changes in the carrying amount of goodwill for the nine months ended October 31, 2025 and 2024, are as follows (in $000s):

	2025	2024
Balance at January 31,	$16,240	$13,669
Acquisitions	2,425	6,988
Measurement period adjustments	(2,092)	1,284
Currency translation	1,011	456
Balance at October 31,	$17,584	$22,397

Changes in intangible assets, net, during the nine months ended October 31, 2025 and 2024, are as follows (in $000s):

	2025	2024
Balance at January 31,	$25,503	$6,830
Acquisitions	6,600	7,969
Measurement period adjustments	(216)	1,093
Currency translation	1,483	246
Amortization	(1,243)	(610)
Balance at October 31,	$32,127	$15,528

Amortization expense was $0.5 million and $0.2 million in the three months ended October 31, 2025 and 2024, respectively, and $1.2 million and $0.6 million in the nine months ended October 31, 2025 and 2024, respectively and was included in operating expenses on the Condensed Consolidated Statements of Operations.

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

The Company made certain representations and warranties to the Lender in the Amended Loan Agreement that are customary for credit arrangements of this type. The Company also agreed to maintain, as of the end of each fiscal quarter a minimum “basic fixed charge coverage ratio” (as defined in the Amended Loan Agreement) of at least 1.20x and a “funded debt to EBITDA ratio” (as defined in the Amended Loan Agreement) not to exceed 3.5x (with step-downs to 3.25x and 3.0x on February 1, 2026 and February 1, 2027, respectively), in each case for the trailing 12-month period ending with the applicable quarterly reporting period. In addition, the Company has agreed to maintain a springing “asset coverage ratio” (as defined in the Amended Loan Agreement) of at least 1.10x, but only to the extent that the maximum funded debt to EBITDA ratio exceeds 3.25x at any reporting period. The Company was in compliance with all of its debt covenants as of October 31, 2025.

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

As of October 31, 2025, the Company had no borrowings outstanding on the letter of credit sub-facility and borrowings of $33.2 million outstanding under the revolving credit facility, and there was $6.8 million of additional available credit under the Loan Agreement. As of January 31, 2025, the Company had no borrowings outstanding on the letter of credit sub-facility and borrowings of $13.2 million outstanding under the revolving credit facility, and there was $26.8 million of additional available credit under the Loan Agreement. The interest rate on outstanding borrowings was 6.47% at October 31, 2025 and January 31, 2025.

Lakeland UK Borrowings

On December 31, 2014, the Company and Lakeland Industries Europe, Ltd. (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with HSBC Bank to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1.3 million (approximately $1.9 million, based on exchange rates at time of closing) to £1.5 million (approximately $2.3 million, based on exchange rates at time of closing), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £0.4 million (approximately $0.6 million, based on exchange rates at the time of closing) of the note payable by Lakeland UK to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. This agreement has been subsequently amended with the most recent amendment dated March 8, 2022. The cumulative result of the amendments through March 8, 2022, reflects a reduction of the service charge to 0.765%. The agreement can be terminated with three months’ notice. There were no borrowings outstanding under this facility at October 31, 2025 and January 31, 2025.

Pacific Helmets Borrowings

Pacific Helmets has a term loan facility with the Bank of New Zealand. The facility includes two term loans. The first term loan of 1.5 million NZD matures on December 17, 2025, carries an interest rate of 2.3% per annum and requires monthly payments of 19,350.27 NZD with the outstanding balance due upon maturity. The second term loan of 0.5 million NZD matures on November 18, 2026, carries an interest rate of 8.07% per annum and requires monthly payments of 10,545 NZD with the outstanding balance due upon maturity. As of October 31, 2025 and January 31, 2025, the outstanding balance under the term loans was $0.4 million and $0.5 million, respectively.

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

On March 6, 2025, Jolly entered into a term loan agreement for 2.0 million EUR to support working capital requirements with Banca Intesa Spa. The term loan matures on September 30, 2028, and carries an interest rate with a fixed rate portion of 1.45% and a variable rate portion based on the three-month EURIBOR rate. The interest rate at October 31, 2025 was 3.935%. The term loan will be repaid in 11 quarterly installments of 0.2 million EUR, beginning September 30, 2025. Interest payments are made quarterly. The loan is guaranteed by SACE S.p.A., the Italian state-owned export credit finance agency.

During the nine months ended October 31, 2025, Jolly repaid the advance of 1.2 million EUR to BNL Bank which was used as an advance on an Italian firefighters’ contract that was shipped during the quarter. Interest on the advance was Euribor plus 1.0%.

As of October 31, 2025 and January 31, 2025, the outstanding balance under the term loans was $3.0 million and $2.5 million, respectively.

LHD Borrowings

Prior to the Company’s acquisition, LHD secured a federally guaranteed term loan of 0.8 million EUR from Commerzbank AG under the “KfW Quick Loan 2020” program, launched by the German government in 2020 to support small and medium-sized enterprises affected by the COVID-19 crisis. Repayments of the loan, which matures on June 30, 2030, are made in quarterly installments of 25,000 EUR. The loan carries an interest rate of 3% per annum, with interest payments being due in arrears at the end of each quarter. As of October 31, 2025 and January 31, 2025, the outstanding balance was $0.5 million and $0.6 million, respectively.

Veridian Borrowings

Prior to the Company’s acquisition, in February 2024, Veridian secured a term loan with U.S. Bank for a piece of equipment. The loan is for 60 months with monthly payments of approximately $8,000. The interest rate on the loan is 5.13%. As of October 31, 2025 and January 31, 2025, the outstanding balance was $0.3 million and $0.4 million, respectively.

Approximate maturities of our term loans over the next five years from October 31, 2025, are $0.5 million in FY26, $2.1 million in FY27, $1.2 million in FY28, $0.4 million in FY29, and $33.2 million thereafter.

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

The Company maintains foreign cash deposits with various financial institutions located in Asia, Europe, Latin America and Oceania. These depositories include both multinational banks and locally regulated institutions. The Company monitors the creditworthiness of its foreign financial depositories using credit ratings and other relevant financial information, which may vary by country. Additionally, cash balances in banks in the U.S. are insured by the Federal Deposit Insurance Corporation subject to certain limitations. As of October 31, 2025, approximately $1.0 million was held in U.S. bank accounts, and approximately $16.2 million was held in foreign bank accounts, of which $16.4 million was uninsured. As of January 31, 2025, approximately $1.3 million was held in U.S. bank accounts and approximately $16.2 million was held in foreign bank accounts, of which $16.7 million was uninsured.

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

The Company recognized total stock-based compensation costs, which are reflected in operating expenses (in $000’s):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
2017 Plan:
Total restricted stock and stock option programs	$1,282	$455	$3,022	$1,081
Total income tax expense recognized for stock-based compensation arrangements	$269	$96	$635	$227

Restricted Stock and Restricted Stock Units

Under the 2017 Plan, as described above, the Company awarded performance-based and service-based shares of restricted stock and restricted stock units to eligible employees and directors. The following table summarizes the activity under the 2017 Plan for the nine months ended October 31, 2025 and 2024, respectively. The tables below reflect the amount of awards granted and the number of shares that would be vested if the Company were to achieve the maximum performance level under the then-outstanding grants.

Changes in performance-based and service-based shares outstanding during the nine months ended October 31, 2025 are as follows:

	Performance- Based	Service- Based	Unrestricted Stock Awards	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2025	69,670	182,135	—	251,805	$17.36
Awarded	269,040	134,268	39,023	442,331	$16.01
Vested	(3,304)	(44,893)	(39,023)	(87,220)	$15.76
Forfeited	(29,485)	(25,481)	—	(54,966)
Outstanding at October 31, 2025	305,921	246,029	—	551,950	$17.87

Changes in performance-based and service-based shares outstanding during the nine months ended October 31, 2024 are as follows:

	Performance- Based	Service- Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2024	82,330	112,890	195,220	$16.61
Awarded	27,042	135,756	162,798	$20.34
Vested	—	(48,062)	(48,062)	$14.02
Forfeited	(4,281)	(14,234)	(18,515)
Outstanding at October 31, 2024	105,091	186,350	291,441	$17.33

For performance-based awards granted in FY23, FY24 and FY25, the actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a three-year performance measurement period based on measures determined in advance by the Compensation Committee of the Board of Directors of the Company. For the 2022 grants, the performance measures include Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) margin, revenue growth, and return on invested capital. Performance measures for the 2023 grants are revenue growth, EBITDA margin and return on invested capital. The performance measures for the April 2024 grants are aggregate revenue during FY25, FY26 and FY27, EBITDA margin and free cash flow margin.

With respect to performance-based awards granted in May 2025, the performance measures are the Company’s total revenue, the Company’s fire segment revenue, and its adjusted EBITDA. Each of these metrics will be independently measured against Minimum, Target, and Maximum performance targets established by the Compensation Committee, against which the Company’s performance will be measured on an annual basis at the end of each fiscal year beginning January 31, 2029 through January 31, 2031. With respect to performance-based awards granted in July 2025, the performance measures are measured annually and include annual revenue, adjusted EBITDA, free cash flow margin and individual executive goals.

For all performance-based awards, the performance targets have been set for each of the Minimum, Target, and Maximum levels. The actual performance amount achieved is determined by the Compensation Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence, at the discretion of the Compensation Committee.

The compensation cost is based on the fair value at the grant date, is recognized over the requisite performance/service period using the straight-line method and is periodically adjusted for the probable number of shares to be awarded. As of October 31, 2025, unrecognized stock-based compensation expense totaled $6.6 million pursuant to the 2017 Plan based on outstanding awards under the Plan. This expense is expected to be recognized over approximately 2.4 years.

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

No shares were repurchased during Q3 FY26, leaving $5.0 million remaining under the share repurchase program at October 31, 2025. The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

10.
Income Taxes

The Company’s provision for income taxes for the three and nine months ended October 31, 2025 and 2024 is based on the estimated annual effective tax rate, in addition to discrete items.

The Company’s effective tax rate for the three months ended October 31, 2025 was (597.9%) and (61.3%) for the nine months ended October 31, 2025. Both differ from the U.S. federal statutory rate of 21% primarily due to the establishment of a valuation allowance against our U.S. deferred tax assets and rate differentials in foreign tax jurisdictions. The Company's effective tax rate for the three months ended October 31, 2024 was 63.5% and 24.3% for the nine months ended October 31, 2024. Both differ from the U.S. federal statutory rate of 21%, primarily due to the mix of income in various foreign tax jurisdictions, the impacts from Global Intangible Low-Taxed Income (“GILTI”) and the vesting of stock-based awards partially offset by foreign withholding taxes accrued during the respective periods.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. The valuation allowance was $18.3 million and $6.6 million as of October 31, 2025 and January 31, 2025, respectively.

As of October 31, 2025, the Company had consolidated net deferred tax assets totaling $17.5 million. As of October 31, 2025, a valuation allowance totaling $18.3 million has been established against our deferred tax assets in various jurisdictions. Of this amount, $7.8 million was established during the third quarter of FY26 relating to our U.S. deferred tax assets, as discussed further below. The remaining $10.5 million that was established in prior periods relates to foreign tax credits and other foreign and U.S. loss carryforwards where we lack sufficient activity to realize those deferred tax assets.

The Company continually reviews the adequacy of our valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be realized in accordance with ASC 740, Income Taxes. Due to our recent decline in revenue and profitability, management’s current expectations for the remainder of FY2026 and the weighting of all positive and negative objective evidence considered, the Company has limited ability to rely on subjective factors, including projected future growth, in evaluating whether our deferred tax assets will be realized. As such, the Company is no longer able to conclude that it is more likely than not that our U.S. deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods in the event sufficient evidence is present to support a conclusion that it is more likely than not that all or a portion of our U.S. deferred tax assets will be realized.

With the exception of our UK and China subsidiaries for which we accrue relevant deferred tax impacts related to non-indefinitely reinvested cash, we consider the excess of the amount for financial reporting over the tax basis (including undistributed and previously taxed earnings) of investments in our other foreign subsidiaries as of October 31, 2025 to be indefinitely reinvested in the foreign jurisdictions on the basis of our specific plan for reinvestment and estimates that future U.S. cash generation will be sufficient to meet future U.S. cash needs. Therefore, we have not provided for deferred taxes related to such excess or the relevant portions thereof and disclosed that the determination of any deferred taxes related to this excess is not practicable in those permanently reinvested jurisdictions. We have made no changes to our policy on indefinite reinvestment during the nine months ended October 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law in the U.S. The OBBBA contains various changes to key U.S. federal income tax laws. The Company does not expect a material impact to its overall income tax provision as a result of this newly enacted legislation.

11.
Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share as follows (in $000s except share and per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(15,955)	$86	$(19,102)	$363
Denominator:
Denominator for basic net (loss) income per share (weighted-average shares which exclude 1,358,208 treasury shares for the periods ended October 31, 2025 and 2024)	9,752,582	7,428,451	9,566,513	7,379,835
Effect of dilutive securities from restricted stock plan	—	236,081	—	256,512
Denominator for diluted net income (loss) per share (adjusted weighted average shares)	9,752,582	7,664,532	9,566,513	7,636,346
Basic net (loss) income per share	$(1.64)	$0.01	$(2.00)	$0.05
Diluted net (loss) income per share	$(1.64)	$0.01	$(2.00)	$0.05

For the three and nine months ended October 31, 2025, 0.6 million and 0.5 million shares, respectively, of unvested restricted stock awards were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect. There were no shares of unvested restricted stock awards excluded from the calculation of diluted earnings per share for the three and nine months ended October 31, 2024.

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

In June 2025, the Company initiated legal action against the landlord seeking rescission of the lease due to unremediated structural defects on the newly constructed facility in Monterrey, Mexico that prevented the Company from effectively utilizing the facility for its intended purpose. The case was dismissed by the Court, and the Company is appealing the ruling. During the nine months ended October 31, 2025, the Company assessed the carrying value of the right-of-use asset associated with the lease and concluded the asset was impaired given that (i) the space is not usable for its intended purpose; (ii) no economic benefits are expected to be derived during the appeal process; and (iii) the likelihood of recovery of the carrying value of the right-of-use asset is remote. A lease impairment charge of $3.6 million was recorded during the nine months ended October 31, 2025 on the condensed consolidated statement of operations.

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

General litigation contingencies

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of October 31, 2025 and January 31, 2025, to the best of the Company’s knowledge, there were no significant outstanding claims or litigation.

13.
Segment Reporting

Domestic and international sales are as follows in millions of dollars:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2025	2024	2025	2024
Domestic	$19.2	$15.4	$62.0	$42.1
International	28.4	30.4	84.8	78.5
Total Sales	$47.6	$45.8	$146.8	$120.6

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

Gross profit and Operating (loss) income are the measures used by the chief operating decision maker, identified as our President and Chief Executive Officer, to evaluate segment performance and identify opportunities when allocating resources.

The accounting principles applied at the reportable segment level in determining the segment measure of profit or loss are the same as those applied at the consolidated financial statement level. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation.

Our U.S. operations include a facility in Alabama (primarily the distribution to customers of the bulk of our products and the light manufacturing of our chemical, wovens, reflective, and fire products) and facilities in Arizona, California and Iowa (fire services). The Company also maintains one manufacturing facility in China (primarily disposable and chemical suit production), a manufacturing facility in Mexico (primarily disposable, reflective, fire and chemical suit production), a manufacturing facility in Vietnam (primarily disposable production), a manufacturing facility in Argentina (primarily wovens production), a manufacturing facility in Romania (boots), a manufacturing facility in New Zealand (helmets) and two small manufacturing facilities in India (primarily disposable and wovens production). Our China and Vietnam facilities produce a significant portion of the Company’s products. We evaluate the performance of these entities based on gross profit, which is defined as net sales less cost of goods sold, and operating income (loss), which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in the U.S., Canada, Mexico, Europe, Latin America, India, Russia, Kazakhstan, Australia, New Zealand and China, which sell and distribute products shipped from the U.S., Mexico, China, Vietnam or India.

The table below represents information about reportable segments for the three and nine month periods noted therein (amounts may not foot due to rounding):

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions of dollars)	2025	2024	2025	2024
Net Sales:
U.S. Operations	$21.0	$17.0	$68.0	$47.1
Other foreign	4.3	4.5	14.2	13.9
Europe	16.0	14.8	43.8	28.2
Mexico	1.8	1.9	5.6	6.0
Asia	11.4	14.6	37.7	38.5
Canada	2.2	2.5	7.5	8.0
Latin America	4.2	5.1	13.1	17.3
Less intersegment sales	(13.3)	(14.5)	(43.1)	(38.3)
Consolidated sales	$47.6	$45.9	$146.8	$120.6
External Sales:
U.S. Operations	$19.2	$15.4	$62.0	$42.1
Other foreign	3.0	3.6	9.3	11.4
Europe	15.2	14.4	42.1	27.5
Mexico	1.1	1.3	3.4	4.1
Asia	2.9	3.6	10.2	10.4
Canada	2.0	2.5	7.2	8.0
Latin America	4.2	5.0	12.6	17.2
Consolidated external sales	$47.6	$45.8	$146.8	$120.6
Intersegment Sales:
U.S. Operations	$2.0	$1.6	$6.1	$5.0
Other foreign	1.3	0.9	4.9	2.5
Europe	0.8	0.5	1.7	0.7
Mexico	0.7	0.6	2.2	1.9
Asia	8.4	11.0	27.5	28.1
Canada	0.0	—	0.2	—
Latin America	0.1	—	0.5	—
Consolidated intersegment sales	$13.3	$14.6	$43.1	$38.2

The table below represents information about reportable segments for the three and nine month periods noted therein (amounts may not foot due to rounding):

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions of dollars)	2025	2024	2025	2024
Cost of Goods Sold:
U.S. Operations	$16.1	$11.0	$46.9	$29.1
Other foreign	3.0	2.5	9.6	8.0
Europe	12.0	10.6	33.1	21.0
Mexico	2.1	1.7	6.0	5.3
Asia	9.1	11.3	30.1	29.7
Canada	1.2	1.4	5.1	4.5
Latin America	2.9	2.8	8.8	8.8
Less intersegment cost of goods sold	(13.0)	(14.1)	(41.4)	(35.8)
Consolidated cost of goods sold	33.4	27.2	98.2	70.6
Gross Profit:
U.S. Operations	$4.9	$6.0	$21.1	$18.0
Other foreign	1.5	1.9	4.7	5.9
Europe	4.0	4.2	10.7	7.2
Mexico	(0.3)	0.3	(0.4)	0.7
Asia	2.2	3.3	7.6	8.8
Canada	0.9	1.1	2.3	3.5
Latin America	1.3	2.2	4.3	8.4
Less intersegment loss	(0.4)	(0.4)	(1.7)	(2.5)
Consolidated gross profit	14.1	18.6	48.6	50.0
Operating Expenses(1):
U.S. Operations	$7.3	$10.2	$32.3	$26.3
Other foreign	1.7	1.5	4.7	4.2
Europe	3.5	3.4	10.9	8.3
Mexico	(0.5)	0.2	0.8	0.8
Asia	2.3	—	5.2	2.4
Canada	0.6	1.2	1.8	3.7
Latin America	1.2	1.7	4.2	3.8
Less intersegment operating expenses	(0.3)	(0.4)	(1.0)	(0.9)
Consolidated operating expenses	$15.8	$17.8	58.9	48.6
Operating (Loss) Income:
U.S. Operations	$(2.4)	$(4.3)	$(11.2)	$(8.3)
Other foreign	(0.2)	0.5	—	1.7
Europe	0.5	0.8	(0.2)	(1.1)
Mexico	0.2	0.1	(1.1)	(0.1)
Asia	—	3.4	2.4	6.4
Canada	0.3	(0.2)	0.5	(0.2)
Latin America	0.1	0.5	—	4.6
Less intersegment loss (income)	(0.1)	—	(0.7)	(1.6)
Operating (loss) income	$(1.6)	$0.8	$(10.3)	$1.4

(1)
Includes the gain on sale-leaseback transaction and lease impairments

The table below represents information about reported segments as of the dates noted therein (amounts may not foot due to rounding):

	As of October 31,	As of January 31,
(in millions of dollars)	2025	2025
Total Assets:
U.S. Operations	$175.5	$167.4
Europe	61.1	60.3
Mexico	9.9	13.7
Asia	51.7	48.0
Canada	7.7	6.4
Latin America	23.4	21.7
Other foreign	20.0	18.3
Less intersegment	(128.6)	(123.3)
Consolidated assets	$220.7	$212.5
Total Assets Less Intersegment:
U.S. Operations	$91.7	$85.6
Europe	55.0	55.3
Mexico	8.0	11.2
Asia	24.3	21.3
Canada	3.9	4.6
Latin America	19.4	18.0
Other foreign	18.4	16.5
Consolidated assets	$220.7	$212.5
Total Goodwill and Intangible Assets
U.S. Operations	$26.0	$17.1
Europe	22.0	22.7
Other foreign	1.7	1.9
Consolidated goodwill and intangible assets	$49.7	$41.7

The table below presents external sales by product line:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions of dollars)	2025	2024	2025	2024
External Sales by product lines:
Disposables	$10.9	$12.4	$37.8	$37.8
Chemical	5.0	5.1	16.7	16.7
Fire Service	25.3	19.3	71.9	41.8
Gloves	0.3	0.3	1.1	1.4
High Visibility	1.5	1.8	4.0	4.2
High Performance Wear	2.4	2.6	6.2	5.2
Wovens	2.2	4.2	9.1	13.4
Consolidated external sales	$47.6	$45.8	$146.8	$120.6

14.
Subsequent Events

Fourth Quarter Dividend

On October 31, 2025, the Company’s Board of Directors declared a quarterly cash dividend. The quarterly dividend of $0.03 per share or approximately $0.3 million, was paid on November 24, 2025, to stockholders of record as of November 17, 2025.

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

Business Overview

We manufacture and sell a comprehensive line of industrial protective clothing and accessories for the industrial and public protective clothing market. In addition, we provide decontamination, repair and rental services that complement our fire services portfolio. Our products are sold globally by our in-house sales teams, our customer service group, and to a strategic and selective global network of authorized distribution partners. Our authorized distributors supply end users across various industries, including integrated oil, chemical/petrochemical, automobile, transportation, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical and high-tech electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. We also supply federal, state and local governmental agencies and departments, including fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mixture of end-users directly and to industrial distributors, depending on the particular country and market. In addition to the U.S., sales are made into more than 50 foreign countries, the majority of which are into China, the European Economic Community ("EEC"), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India, Uruguay, Middle East, Southeast Asia, New Zealand, Australia and Hong Kong.

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

On September 15, 2025, the Company acquired 100% of U.S.-based Arizona PPE Recon, Inc. (“Arizona PPE”) for cash consideration of approximately $4.1 million, subject to post-closing adjustments and customary holdback provisions. Founded in 2016, Arizona PPE is the leading UL-certified independent services provider (“ISP”) for performing advanced decontamination, inspection and repairs on firefighting garments for the Arizona market, as well as providing educational and training classes to fire departments and personnel to help them implement and adhere to NFPA 1851 guidelines.

On September 15, 2025, the Company acquired 100% of U.S.-based California PPE Recon, Inc. (“California PPE”) for a combination of approximately $2.4 million in cash consideration and $3.3 million in Company stock, subject to post-closing adjustments and customary holdback provisions. Founded in 2022, California PPE is a leading and rapidly expanding UL-certified ISP in the California firefighting services market, one of the largest fire markets in the U.S. It also provides advanced decontamination, repair, and inspection of firefighting personal protective equipment, along with rental services and sales of cleaning detergents, extractors, and dryers.

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

Our net sales attributable to customers outside the U.S. were $28.4 million and $30.4 million for the three months ended October 31, 2025 and 2024, respectively, and $84.8 million and $78.5 million for the nine months ended October 31, 2025 and 2024, respectively.

Key Trends Affecting Our Operations

Trade Policies and Regulations

Recently, the executive branch of the U.S. government has pursued a policy of imposing tariffs on imports from many foreign countries, including countries where the Company has manufacturing facilities, such as China, India, and Vietnam, among others. In response, China and other countries announced retaliatory tariffs against certain U.S. imports. These tariffs have been, and may continue to be, announced, amended, paused, reinstated and rescinded with little or no advance notice. As the situation remains fluid due to the rapidly changing global trade environment, we continue to evaluate the potential implications of these actions on our business, and we are uncertain about the ultimate impact that these policies will have on our business. Thus far, however, they have increased the cost of importing certain products, which has affected our operating results and margins. Therefore, we expect that, as long as such tariffs are in effect, they will continue to affect our operating results and margins, and as a result, our historical and current gross profit margins may not be indicative of our gross profit margins for future periods. We will mitigate these factors to the best of our abilities through supply chain and manufacturing site initiatives, however where annualized cost increases cannot be eliminated, strategic market price adjustments will be implemented.

Russia-Ukraine Conflict

We are continually monitoring the potential financial impact of the Russian invasion of Ukraine on our operations. For the nine months ended October 31, 2025, sales in Russia accounted for approximately 2.2% of our consolidated sales, and sales into Ukraine were not significant. We do not have any capital assets in Russia.

Results of Operations

Three Months ended October 31, 2025, Compared to the Three Months Ended October 31, 2024

Net Sales. Net sales were $47.6 million for the three months ended October 31, 2025, an increase of $1.8 million or 4.0%, compared to $45.8 million for the three months ended October 31, 2024. Sales of our Fire Service product line increased $6.0 million primarily due to $4.1 million in sales from the Arizona PPE, California PPE and Veridian acquisitions, as well as continued organic growth in our portfolio of fire turnout products. Sales declined for Woven products by $2.0 million, Disposable products by $1.5 million and High Visibility products by $0.3 million.

Gross Profit. Gross profit for the three months ended October 31, 2025 was $14.1 million, a decrease of $4.5 million, or 23.9%, compared to $18.6 million for the three months ended October 31, 2024. Gross profit as a percentage of net sales decreased to 29.7% for the three-month period ended October 31, 2025, from 40.6% for the three months ended October 31, 2024. The gross profit percentage decreased in the third quarter of fiscal year 2026 primarily due to higher manufacturing costs, increased tariff, labor, and freight costs and amortization of the step-up in basis of acquired inventory.

Operating Expenses. Operating expenses increased by $2.3 million, or 13.1%, from $17.8 million for the three months ended October 31, 2024 to $20.1 million for the three months ended October 31, 2025. This increase is attributable to the acquisitions of Arizona PPE and California PPE in September 2025 and Veridian in December 2024, which resulted in an increase of $1.0 million in operating expenses. Stock-based compensation expense increased $0.8 million as a number of board members, executives and senior managers voluntarily elected to receive equity compensation in lieu of a portion of their cash compensation pursuant to a program approved by the Compensation Committee and the Board under the Lakeland Industries, Inc. 2017 Equity Incentive Plan. Depreciation and amortization expenses increased $0.2 million due to the acquisitions of Veridian, Arizona PPE and California PPE. Operating expenses as a percentage of net sales were 42.2% for the three months ended October 31, 2025, up from 38.8% for the three months ended October 31, 2024, primarily due to the factors noted above.

Gain on Sale-Leaseback Transaction. On August 27, 2025, the Company completed the sale of the Decatur, Alabama warehouse facilities to an unrelated party for $6.1 million. The sale resulted in a pre-tax gain, after selling and asset disposal costs, of approximately $4.3 million.

Operating (Loss) Income. Operating loss was $(1.6) million for the three months ended October 31, 2025, compared to an operating income of $0.8 million for the three months ended October 31, 2024, due to the impacts detailed above. Operating margins were (3.4%) for the three months ended October 31, 2025, as compared to 1.8% for the three months ended October 31, 2024.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $13.7 million for the three months ended October 31, 2025, compared to an expense of $0.1 million for the three months ended October 31, 2024. The Company's effective tax rate for the third quarter of FY26 was (597.9%) which differs from the U.S. federal statutory rate of 21% primarily due to the forecasted allocation of income for the current fiscal year, the establishment of a valuation allowance of $7.8 million against our U.S. deferred tax assets and from the mix of jurisdictional income at differing statutory rates. The Company's effective tax rate for the third quarter of FY25 was 63.1%, which differs from the U.S. federal statutory rate of 21% primarily due to rate differentials in foreign tax jurisdictions, GILTI and the impacts from the vesting of stock-based awards during the quarter.

Net (Loss) Income. Net loss was $(16.0) million for the three months ended October 31, 2025, compared to net income of $0.1 million for the three months ended October 31, 2024.

Nine Months ended October 31, 2025, Compared to the Nine Months Ended October 31, 2024

Net Sales. Net sales were $146.8 million for the nine months ended October 31, 2025 as compared to $120.6 million for the nine months ended October 31, 2024, an increase of 21.8%. Our Fire Service product line increased by $30.1 million in the period due to the impact of the acquisitions of Arizona PPE, California PPE, Veridian and LHD, which contributed $23.4 million in sales growth coupled with organic growth of $6.7 million. Sales of our High Performance product line increased $1.0 million, which was offset by declines in our Woven products of $4.3 million and Glove products of $0.3 million. The growth of our remaining product lines remained essentially unchanged.

Gross Profit. Gross profit was $48.6 million for the nine months ended October 31, 2025, a decrease of $1.4 million, or 2.8%, from $50.0 million for the nine months ended October 31, 2024. Gross profit as a percentage of net sales decreased to 33.1% for the nine months ended October 31, 2025, from 41.4% for the nine months ended October 31, 2024 primarily due to higher manufacturing costs, increased tariff, labor, and freight costs and the amortization of the step-up in basis of acquired inventory.

Operating Expenses. Operating expenses increased $11.1 million, or 22.8%, to $59.6 million for the nine months ended October 31, 2025 from $48.6 million for the nine months ended October 31, 2024. The acquisitions of Arizona PPE, California PPE and Veridian accounted for $3.3 million of the increase in operating expenses. Stock-based compensation expense increased $1.9 million as a number of board members, executives and senior managers voluntarily elected to receive equity compensation in lieu of a portion of their cash compensation pursuant to a program approved by the Compensation Committee and the Board under the Lakeland Industries, Inc. 2017 Equity Incentive Plan. The remaining increase was related to additional selling expenses including travel and trade shows, professional services fees and administrative expenses of $5.0 million, partially offset by a decrease in bad debt expense of $0.6 million. Operating expenses as a percentage of net sales were 40.6% for the nine months ended October 31, 2025, up from 40.3% for the nine months ended October 31, 2024.

Gain on Sale-Leaseback Transaction. On August 27, 2025, the Company completed the sale of the Decatur, Alabama warehouse facilities to an unrelated party for $6.1 million. The sale resulted in a pre-tax gain, after selling and asset disposal costs, of approximately $4.3 million.

Lease Impairment. The Company recorded a $3.6 million impairment primarily related to the right-of-use asset for the Monterrey, Mexico facility during the nine months ended October 31, 2025. There were no lease impairment charges recorded for the nine months ended October 31, 2024.

Operating (Loss) Income. Operating loss was $(10.3) million for the nine months ended October 31, 2025 compared to an operating income of $1.4 million for the nine months ended October 31, 2024, due to the impacts detailed above. Operating margins were (7.0%) for the nine months ended October 31, 2025, as compared to 1.2% for the nine months ended October 31, 2024.

Income Tax Expense. Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $7.3 million for the nine months ended October 31, 2025, compared to an expense of $0.1 million for the nine months ended October 31, 2024.

The Company’s effective rate was (61.3%) for the nine months ended October 31, 2025 and 24.2% for the nine months ended October 31, 2024. The primary drivers in the change between the periods was the decrease in consolidated pre-tax income, changes in the jurisdictional mix of income and the establishment of a full valuation allowance against our U.S. deferred tax assets during the nine months ended October 31, 2025.

Net (Loss) Income. Net loss was $(19.1) million for the nine months ended October 31, 2025 and net income was $0.4 million for the nine months ended October 31, 2024.

Liquidity and Capital Resources

At October 31, 2025, cash and cash equivalents were approximately $17.2 million, and working capital was approximately $105.9 million. Cash and cash equivalents decreased $0.3 million, and working capital increased $4.2 million from January 31, 2025 due to the balance sheet fluctuations described below.

Of the Company’s total cash and cash equivalents of $17.2 million as of October 31, 2025, cash held in Latin America of $1.5 million, cash held in the UK of $2.8 million, cash held in Russia and Kazakhstan of $1.4 million, cash held in the EEC of $4.1 million, cash held in India of $0.5 million, cash held in Vietnam of $0.7 million, and cash held in Hong Kong of $0.8 million would not be subject to additional U.S. tax in the event such cash was repatriated due to the change in the U.S. tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). When the Company repatriates cash from China, of the $3.0 million balance at October 31, 2025, an additional 10% withholding tax may be incurred in that country. The Company expects to repatriate cash from China during FY 26 and in anticipation of doing so, has accrued withholding tax expense of $0.2 million as of October 31, 2025.

Cash used in operations was $17.6 million due to a net loss of $(19.1) million, an increase in working capital of $7.9 million primarily due to increases in inventory and other assets, partially offset by non-cash charges of $9.4 million. Net cash used in investing activities was $1.3 million, primarily due to the acquisitions of Arizona PPE and California PPE, partially offset by proceeds from the sale of the Decatur warehouse facilities and purchases of capital equipment. Net cash provided by financing activities was $18.4 million due to $36.4 million borrowed under our credit facility to fund working capital increases and the addition of a $2.1 million working capital loan for Jolly to support their operations, offset by dividends of $0.9 million, repayment of debt facilities of $18.8 million and $0.4 million in shares returned to pay income taxes on shares vested under our equity compensation program.

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

The Company made certain representations and warranties to the Lender in the Amended Loan Agreement that are customary for credit arrangements of this type. The Company also agreed to maintain, as of the end of each fiscal quarter a minimum “basic fixed charge coverage ratio” (as defined in the Amended Loan Agreement) of at least 1.20x and a “funded debt to EBITDA ratio” (as defined in the Amended Loan Agreement) not to exceed 3.5x (with step-downs to 3.25x and 3.0x on February 1, 2026 and February 1, 2027, respectively), in each case for the trailing 12-month period ending with the applicable quarterly reporting period. In addition, the Company has agreed to maintain a springing “asset coverage ratio” (as defined in the Amended Loan Agreement) of at least 1.10x, provided that this ratio is only applicable to the extent that the maximum funded debt to EBITDA ratio exceeds 3.25x at any reporting period. The Company was in compliance with all of its debt covenants as of October 31, 2025.

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

No shares were repurchased in the nine months ended October 31, 2025 leaving $5.0 million remaining under the share repurchase program at October 31, 2025. The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

Quarterly Cash Dividend. On August 1, 2025, the Board of Directors declared a quarterly cash dividend. The quarterly dividend of $0.03 per share was paid on August 22, 2025, to stockholders of record as of August 15, 2025.

Capital Expenditures. Our capital expenditures were $0.8 million for the nine months ended October 31, 2025 which primarily relates to replacement equipment for our manufacturing sites and developed technology projects. We expect to fund the capital expenditures from our cash flows from operations. The Company may also expend funds in connection with potential acquisitions.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our fiscal year 2025 Form 10-K. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult, or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2025 Form 10-K. There have been no significant changes in the application of our critical accounting policies and estimates during the nine months ended October 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item, and therefore, no disclosure is required under Item 3 for the Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of October 31, 2025. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of October 31, 2025, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

Other than continuing to make progress on the ongoing remediation efforts described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2025 that materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

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

The extent and duration of increased tariffs, which we are unable to predict, and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. For example, after announcing proposed blanket tariff rates of 46% on imports from Vietnam in April 2025, the U.S. and Vietnam governments announced a trade deal between the countries that imposes 20% tariffs on all products imported to the U.S. from Vietnam that became effective on August 7, 2025. Subsequently, on August 29, 2025, the U.S. Court of Appeals for the Federal Circuit ruled that tariffs recently instituted under the International Emergency Economic Powers Act were invalid; however, this holding was appealed to the U.S. Supreme Court, which held oral arguments on November 5, 2025 and is currently considering the appeal.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On September 15, 2025, we issued 227,728 shares of our common stock to the stockholders of California PPE as partial consideration for the acquisition of California PPE. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. The foregoing issuance did not involve any underwriters or any underwriting discounts or commissions.

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

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock during the third quarter of fiscal 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Programs (2)
August 1 – August 31	1,755	$—	—	$5,030,479
September 1 – September 30	—	$—	—	$5,030,479
October 1 – October 31	3,283	$—	—	$5,030,479
Total	5,038	$—	—	$5,030,479

(1)
Represents withholding of 5,038 restricted shares to cover taxes on vested restricted shares during the third quarter of FY26.
(2)
Represents the amount remaining under our share repurchase program as of October 31, 2025.

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

101*

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended October 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND INDUSTRIES, INC. (Registrant)

Date: December 9, 2025	/s/ James M. Jenkins
James M. Jenkins, Chief Executive Officer, President and Executive Chairman (Principal Executive Officer and Authorized Signatory)

Date: December 9, 2025	/s/ Roger D. Shannon
Roger D. Shannon, Chief Financial Officer and Secretary (Principal Financial Officer and Authorized Signatory)